Form 10-Q
period 1996-03-31
REPUBLIC BANCORP INC /KY/
filed 1996-05-15
CIK 921557

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1996

                                    OR

     Transition  report pursuant to Section 13 or  15(d)  of  the
                    Securities Exchange Act of 1934

                    Commission File Number 33-77324


                      REPUBLIC BANCORP, INC.
        (Exact name of registrant as specified in its charter)


    Kentucky  (State  or  other  jurisdiction  of  incorporation   or
    organization)

            61-0862051 (I.R.S. Employer Identification No.)


601   West  Market  Street,  Louisville,  Kentucky  (Address   of
principal executive offices)
40202 (Zip Code)


Registrant's telephone number, including area code:   (502)  584-
3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         X Yes    No

The number of shares outstanding of the issuer's class of common stock as of the latest practicable date: 6,045,491 shares of Class A Common Stock and 1,175,977 shares of Class B Common Stock as of May 14, 1996.

The  Exhibit index is on page 26.  This filing contains 28 pages
(including this facing sheet).

REPUBLIC BANCORP, INC.
FORM 10-Q

TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION             PAGE

Item 1. Financial Statements                                          3
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          13

                         PART II - OTHER INFORMATION


Item 2. Changes In Securities                                        23
Item 4. Submission of Matters to a Vote of Security Holders          23
Item 6. Exhibits and Reports on Form 8-K                             24
        Signatures                                                   25

PART I

ITEM 1

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (dollars in thousands)

                                             (UNAUDITED)
                                               MARCH 31,        DECEMBER 31,
                                                 1996              1995
ASSETS:
  Cash and cash equivalents:
    Cash and due from banks                    $ 20,955          $  30,988
    Federal funds sold                           11,450             44,325
                                                 ------             ------
       Total cash and cash equivalents           32,405             75,313

  Securities to be held to maturity- fair
    values:$109,763 (1996) and $114,749 (1995)  109,663            114,654
  Loans, less allowance for loan losses of
    $4,261 (1996) and $3,695 (1995)             691,895            668,193
  Mortgage loans held for sale                   12,573              5,988
  Federal Home Loan Bank stock                    5,267              5,176
  Accrued interest receivable                     7,166              7,244
  Premises and equipment, net                    13,205             12,015
  Other assets                                    1,677              2,764
                                              ---------         ----------
TOTAL                                         $ 873,851         $  891,347
                                              =========         ==========
LIABILITIES:
  Deposits:
    Non-interest bearing                        $62,766           $63,304
    Interest bearing                            630,605           671,139
  Securities sold under agreements to
  repurchase and other short-term borrowings     40,584            21,729
  Other borrowed funds                           70,810            68,063
  Accrued interest payable                        4,455             4,314
  Other liabilities                               4,704             4,296
                                               --------           -------
       Total Liabilities                        813,924           832,845

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred Stock, no par value; authorized,
 100,000 shares; Series A 8.5% noncumulative
 convertible, 50,000 shares issued and
 outstanding (liquidation preference $5,000)     5,000             5,000
 Common stock, no par value                      3,491             3,491
 Additional paid-in capital                      6,817             6,817
 Retained earnings                              44,619            43,194
                                                ------            ------
    Total stockholders' equity                  59,927            58,502
                                             ---------         ---------
TOTAL                                        $ 873,851         $ 891,347
                                             =========         =========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(in thousands, except per share data)


                                                  1996             1995
INTEREST INCOME:
  Loans, including fees                           $17,105         $13,668
   Investment securities and
   mortgage-backed securities:
      Taxable                                       1,985           1,614
      Non-taxable                                      32              32
      FHLB dividends                                   92              79
   Other                                              394             263
                                                  --------         -------
          Total interest income                    19,608          15,656
                                                  --------         -------
INTEREST EXPENSE:
   Deposits                                         8,834           6,375
   Short-term borrowings                              487             254
   Long-term debt                                     983           1,194
                                                  -------          -------
         Total interest expense                    10,304           7,823
                                                  -------          -------
NET INTEREST INCOME                                 9,304           7,833

PROVISION FOR LOAN LOSSES                           1,931             437
                                                   ------          ------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                         7,373           7,396
                                                   ------          -------
NON-INTEREST INCOME:
   Service charges on deposit accounts                510             437
   Other service charges and fees                     392             320
   Bank card services                                 344             307
   Net gain on sale of loans                          366             167
   Loan servicing income                              210             226
   Other                                              666             269
                                                    -----           -----
        Total non-interest income                   2,488           1,726
                                                    -----           -----
NON-INTEREST EXPENSE:
   Salaries and employee benefits                   3,406           2,609
   Occupancy and equipment                          1,445           1,236
   Communication and transportation                   332             321
   Marketing and development                          340             262
   Insurance                                          200             330
   Supplies                                           212             268
   Other                                              860             911
                                                    -----           -----
         Total non-interest expense                 6,795           5,937
                                                    -----           -----
INCOME BEFORE INCOME TAXES                          3,066           3,185

INCOME TAXES                                        1,143           1,103
                                                  -------         -------
NET INCOME                                        $ 1,923         $ 2,082
                                                  =======         =======
NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                         $   .24         $   .27
                                                  =======         =======

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except per share data)

                                              Common
                       Preferred               Stock                Additional             Total
                        Stock          Class A          Class B      Paid-in   Retained  Stockholders
                  Shares   Amount   Shares   Amount  Shares  Amount  Capital   Earnings    Equity
BALANCE
January 1,
1996             50,000    $5,000                   1,203,578 $3,491 $6,817    $43,194     $58,502

Stock Dividend                    6,017,890   $  0

Dividend Declared
   Preferred ($2.125 per share)                                                   (106)       (106)
   Common: Class A ($.055 per share)                                              (332)       (332)
           Class B ($.050 per share)                                               (60)        (60)

Net Income                                                                        1,923      1,923

BALANCE        ------     ------ ---------    ----  --------- ------ ------    -------     -------
March 31, 1996 50,000     $5,000 6,017,890    $  0  1,203,578 $3,491 $6,817    $44,619     $59,927
               ======     ====== =========    ====  ========= ====== ======    =======     =======

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (in thousands)

                                              1996               1995
OPERATING ACTIVITIES:
  Net  income                              $1,923             $2,082
  Adjustments  to  reconcile net income
  to net cash  provided  by operating
  activities:
 Depreciation  and  amortization of
   premises  and  equipment                   748                564
 Amortization  and  accretion of
   investment  securities                    (155)              (126)
 FHLB stock dividends                         (92)               (79)
 Provision for loan losses                  1,931                437
 Net gain on sale of loans                   (366)              (167)
 Proceeds from sale of loans               30,298             10,367
 Origination of mortgage loans
   held for sale                          (36,517)           (11,245)
 Changes in assets and liabilities:
    Accrued interest receivable                78               (286)
    Other assets                            1,081             (2,715)
    Accrued interest payable                  141               (106)
    Other liabilities                         325              1,066
                                           -------            -------
    Net cash used in operating activities    (605)              (208)
                                           -------            -------
INVESTING ACTIVITIES:
 Purchases of securities to be held
   to maturity                            (79,829)           (45,915)
 Proceeds from maturities of securities    84,975             27,012
 Net increase in loans                    (25,633)           (27,410)
 Net purchases of premises and equipmen    (1,938)              (257)
                                          --------           --------
   Net cash used in investing activities  (22,425)           (46,570)
                                          --------           --------
FINANCING ACTIVITIES:
 Net increase (decrease) in deposits      (41,073)            46,706
 Net increase in securities sold under
    agreements to repurchase
    and other short-term borrowings        18,856             11,923
 Payments on other borrowings              (6,253)              (902)
 Proceeds from other borrowings             9,000
 Purchase and retirement of common stock                         (34)
 Sale of common stock                                            127
 Sale of preferred stock                                       5,000
 Cash dividends paid                         (408)

   Net  cash  provided  by (used in)      -------             ------
   financing  activities                  (19,878)            62,820

NET  INCREASE  (DECREASE)
IN CASH AND  CASH  EQUIVALENTS            (42,908)            16,042

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                      75,313             38,559
                                          -------            -------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                           $32,405            $54,601
                                          =======            =======
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                              $10,164             $7,930
                                          =======             ======
    Income taxes                          $ 1,000             $  175
                                          =======             ======

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL STATEMENTS
(Information  with respect to March 31, 1996, and 1995 is unaudited.)


1.  BASIS OF PRESENTATION (AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES)

Basis of Presentation - The consolidated financial statements include the accounts of Republic Bancorp, Inc. and its wholly-owned subsidiaries; Republic Mortgage Company, Republic Insurance Agency, Inc., Republic Bank & Trust Company (Bank), collectively "Republic". All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting
principles  for  interim  financial  information  and  with   the
instructions  to  Form  10-Q  and  Rule  10  of  Regulation  S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management,
all   adjustments  (consisting  of  normal  recurring   accruals)
considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1996, are not necessarily indicative of the results that may be
expected  for  the  year ended December 31,  1996.   For  further
information, refer to the consolidated financial statements and footnotes thereto included in Republic's annual report on Form 10-K for the year ended December 31, 1995.

Earnings Per Share - Earnings per common and common equivalent share is based upon the weighted average of common and common equivalent shares outstanding during the year. Primary and fully diluted earnings per share are approximately the same. The number of common and common equivalent shares utilized in the per share computations was 7,586,986 and 7,513,462 for March 31, 1996 and 1995, respectively.

2. STOCKHOLDERS EQUITY AND STOCK DIVIDEND

At December 31, 1995, common stock authorized consisted of 2,000,000 shares of no par stock, of which 1,203,578 shares were issued and outstanding. On January 8, 1996 the stockholders approved an amendment to Republic's Articles of Incorporation to authorize 15,000,000 shares of Class A Common Stock, no par value and 2,000,000 shares of Class B Common Stock, no par value.

On February 16, 1996, the Board of Directors declared a stock dividend of five shares of Class A Common Stock for each share of Class B Common Stock owned by stockholders of record on February 20, 1996 payable on February 29, 1996. The stock dividend has been treated as a stock split and all share and earnings per share amounts have been retroactively restated to give effect to the stock split.

The Class A shares are entitled to cash dividends equal to 110% of the dividend paid per share on the Class B Common Stock. Class A shares have one vote per share and Class B shares have ten votes per share. Class B stock may be converted, at the option of the holder, to Class A stock on a share-for-share basis. The Class A Common Stock is not convertible into any other class of Republic's capital stock.

3. RECLASSIFICATIONS

Certain  amounts  have been reclassified in  the  1995  financial statements  to  conform with the current period  classifications.
The   reclassifications  have  no  effect  on   net   income   or
stockholders' equity as previously reported.

4. SECURITIES TO BE HELD TO MATURITY

                                                       March 31,1996
                                                       (in thousands)
                                              Gross       Gross
                                Amortized   Unrealized  Unrealized    Estimated
                                   Cost       Gains       Losses       Fair Value

U.S. Treasury Securities and
   U.S. Government Agencies      $104,285     $ 429       $ (457)     $104,257
Obligations of state
and political subdivisions          4,654       167            (2)       4,819
Mortgage-backed securities                      724           (37)         687

Total securities                 --------     -----        -------    --------
to be held to maturity           $109,663      $596        $ (496)    $109,763
                                 ========     =====        =======    ========

Securities to be held to maturity having an amortized cost of $96.0 million and a fair value of $95.9 million at March 31, 1996, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

                                               December 31, 1995
                                                (in  thousands)
                                                 Gross       Gross
                                  Amortized   Unrealized  Unrealized    Estimated
                                     Cost        Gains      Losses      Fair Value
U.S. Treasury Securities and
   U.S. Government Agencies        $109,282       $777      $ (823)       $109,236
Obligations of state and
  political subdivisions              4,629        176          (1)          4,804
Mortgage-backed securities              743                    (34)            709

Total securities                   --------       ----      ------        --------
  to be held to maturity           $114,654       $953      $ (858)       $114,749
                                   ========       ====      ======        ========

5.  LOANS

                                    March 31, 1996     December 31, 1995
                                              (in thousands)
     Residential real estate             $386,289          $371,846
     Commercial real estate                71,045            75,648
     Real estate construction              31,820            31,230
     Commercial                            24,328            21,042
     Consumer                             110,196            98,730
     Home equity                           47,672            48,244
     Bank card                             24,410            25,581
     Other                                  3,079             3,424
                                          -------           -------
           Total loans                    698,839           675,745
     Less:
        Unearned interest income and
           unamortized loan fees            2,683            3,857
        Allowance for loan losses           4,261            3,695
                                         --------         --------
     Loans, net                          $691,895         $668,193
                                         ========         ========

The following table sets forth the changes in the allowance for loan losses:

                                       Three months ended March 31,
                                              (in thousands)
                                            1996         1995

     Balance, beginning of period          $3,695       $1,827
     Provision charged to income            1,931          437
     Charge-offs                           (1,400)         (85)
     Recoveries                                35            8
                                           ------       ------
     Balance, end of period                $4,261       $2,187
                                           ======       ======

Information about Republic's investment in impaired loans is as follows:

                                         March 31, 1996    December 31, 1995
                                                 (in thousands)
Gross impaired loans                        $3,924        $4,064
Less:  Related allowances for loan losses      549           589

Net impaired loans with related allowances   3,375         3,475
Impaired loans with no related allowances                     87
                                            ------        ------
Total                                       $3,375        $3,562
                                            ======        ======
Average impaired loans outstanding          $3,394        $3,432
                                            ======        ======

6.  INTEREST BEARING DEPOSITS

                                       March 31, 1996   December 31, 1995
                                                (in thousands)
     Demand (interest bearing):
        NOW and Super NOW                 $68,100           $76,972
        Money market                       34,542            26,772
     Savings                               16,039            15,395
     Money market certificates of deposit  65,642            58,599
     Individual retirement accounts        33,987            34,275
     Certificates of deposit,
       $100,000 and over                   48,978            55,708
     Other certificates of deposit        315,183           355,344
     Brokered deposits                     48,134            48,074
                                         --------          --------
        Total interest bearing deposits  $630,605          $671,139
                                         ========          ========


7.  SEGMENT INFORMATION

The Bank's operations include two reportable segments: banking and mortgage banking. The banking segment is engaged in making loans, investing in securities and collecting deposits. The mortgage banking segment originates residential mortgage loans for resale in the secondary mortgage market and services loans for the Bank and others.

Intersegment interest income and expense represent interest on loans and advances from the banking segment to the mortgage banking segment computed at prime, and advances from Republic Bancorp, Inc. to the Bank.

                               Three months ended March 31, 1996
                                        (in thousands)
                                    Mortgage    Republic
                            Bank     Banking     Bancorp   Eliminations   Consolidated
Interest income:
 Unaffiliated customers   $19,407     $  151       $  50                      $ 19,608
 Intersegment                 170                             $ (170)
                          -------     ------       -----      -------         --------
Total interest income      19,577        151          50        (170)           19,608
                          -------     ------       -----      -------         --------
Interest expense:
 Unaffiliated customers    10,263                     41                        10,304
 Intersegment                  50        120                    (170)
                           ------     ------       -----      -------           ------
Total interest expense     10,313        120          41        (170)           10,304
                           ------     ------       -----      -------           ------
Net interest income         9,264         31           9                         9,304

Provision for loan losses   1,931                                                1,931

Non-interest income         1,979        509                                     2,488

Non-interest expense        6,485        270          40                          6,795
                            -----      -----         ----                        ------
Income (loss) before
income taxes              $ 2,827      $ 270        $(31)                        $3,066
                          =======      =====        =====                        ======

Identifiable assets      $859,658    $13,433       $ 760                      $873,851
                         ========    =======       =====                      ========
Depreciation and
amortization of
premises and equipment    $   725     $   23                                    $   748
                          =======     ======                                    =======

Capital expenditures       $2,037     $    8                                    $ 2,045
                           ======     ======                                    =======

                                      Three  months ended March 31, 1995
                                                (in thousands)
                                     Mortgage    Republic
                             Bank     Banking    Bancorp    Eliminations   Consolidated
Interest income:
  Unaffiliated customers  $ 15,502    $  134       $  20                     $ 15,656
  Intersegment                 128                             (128)
                          --------    ------       -----       -----         --------
Total interest income       15,630       134          20       (128)           15,656
                          --------    ------       -----       -----         --------
Interest expense:
  Unaffiliated customers     7,760                    63                        7,823
  Intersegment                  20       108                   (128)
                          --------    ------       -----       -----         --------
Total interest expense       7,780       108          63       (128)            7,823
                          --------    ------       -----       -----         --------
Net interest income          7,850        26         (43)                       7,833

Provision for loan losses      437                                                437

Non-interest income          1,359       367                                    1,726

Non-interest expense         5,660       277                                    5,937
                           -------    ------       -----                     ---------
Income (loss) before
  income taxes            $  3,112     $ 116        $(43)                     $ 3,185
                          ========    ======       ======                    ========

Identifiable assets       $792,971   $ 8,139        $760                     $801,870
                          ========   =======        ====                     ========
Depreciation and
amortization of
premises and equipment      $  531     $  33                                   $  564
                          ========   =======                                  =======

Capital expenditures         $ 255      $   2                                   $  257
                           =======    =======                                 ========

                             PART I

                             ITEM 2

MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF OPERATIONS

GENERAL

Republic, headquartered in Louisville, Kentucky, was incorporated on January 2, 1974. The Bank is a commercial banking and trust corporation organized and chartered under the laws of the Commonwealth of Kentucky. The Bank is also headquartered in Louisville, Kentucky and provides banking services through seventeen banking centers throughout Kentucky. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities, rental of safe deposit boxes, and providing financial counseling and trust services. The Bank's lending services include the making of real estate, commercial, consumer and credit card loans and its operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. Regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), Federal Reserve Bank and the Kentucky Department of Financial Institutions.

The Bank has offices in the Kentucky counties of Jefferson, Shelby, Franklin, Fayette, Graves, Marshall, Daviess, Calloway, Hardin, McCracken and Warren. The Bank also serves customers in the Indiana counties of Clark and Floyd. The Bank serves individuals and commercial and business concerns throughout its service areas. In assets, the Bank is the sixth largest FDIC-insured commercial bank in Louisville, Kentucky and the ninth largest FDIC-insured commercial bank in Kentucky.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1996
AND DECEMBER 31, 1995

OVERVIEW. Republic's total assets were $873.9 million at March 31, 1996, compared to $891.3 million at December 31, 1995, a decrease of $17.4 million. The decrease was primarily attributable to a decline in cash and cash equivalents prompted by a reduction in interest bearing deposits.

CASH AND CASH EQUIVALENTS.   The  cash  and  cash  equivalents
decreased substantially from $75.3 million at December 31, 1995 to $32.4 million at March 31, 1996. Cash and due from banks decreased $10.0 million, while federal funds sold decreased $32.9 million. The decrease resulted from a decline in the Bank's interest bearing deposits (see Deposits discussion on page 15).

SECURITIES TO BE HELD TO MATURITY. Securities decreased from $114.7 million at December 31, 1995, to $109.7 million at March 31, 1996. The investment portfolio consists primarily of U. S. Treasury and U.S. Government Agencies with a range of maturities, none of which exceed ten years. Funds provided by maturing securities throughout the three month period ended March 31, 1996 were primarily used to purchase replacement securities. No investment securities were sold prior to maturity through March 31, 1996.

LOANS. Net loans increased $23.7 million to $691.9 million at March 31, 1996, compared to $668.2 million at December 31, 1995. Republic experienced loan growth throughout its markets, with particular strength in residential and unsecured consumer lending. The increase in net loans was led by residential loans which increased $14.4 million since December 31, 1995. Residential real estate loans increased due to Republic's marketing activities and sustained customer demand. The increase in consumer loans was primarily attributable to specially designed marketing initiatives on two previously developed unsecured loan products, the "All-Purpose" and "Pre-Approved" loans. Republic's "All Purpose" loans, with total outstandings of $28.2 million at March 31, 1996, are originated through Republic's retail operating units. This product has an average loan amount of $8,800 and an average annual percentage rate of 17.73% with a standard maximum maturity of 5 years. "Pre-Approved" loans, with total outstandings of $43.7 million at March 31, 1996, are delivered through direct mail, targeting customers both in and outside of Republic's traditional Kentucky markets. The "Pre-Approved" product has an average loan amount of $8,800 and an average annual percentage rate of 14.25% with a standard maximum maturity of 5 years.

ALLOWANCE AND PROVISION FOR LOAN LOSSES. The allowance for loan losses increased from $3.7 million at December 31, 1995 to $4.3 million at March 31, 1996. The increase is primarily attributable to additional reserves for the unsecured "All-Purpose" loan product. The additions to the allowance have impacted Republic's allowance for loans losses to total loan ratio which increased to .61% at March 31, 1996 compared to .55% at December 31, 1995.

The provision for loan losses was $1.9 million in first quarter, 1996, compared to $437,000 in first quarter 1995. Net charge-offs increased $1.3 million during first quarter 1996 over first quarter 1995. This increase in charge-off activity occurred principally in Republic's unsecured consumer loan portfolio which accounted for 96% of total charge-offs. These charge-offs are attributable to a higher than expected level of bankruptcy filings by these loan customers during first quarter of 1996. The charge-offs in the unsecured portfolio were principally comprised of $630,000 in the "All-Purpose" portfolio and $390,000 in the "Pre-Approved" portfolio. Republic also experienced charge-offs in its credit card portfolio of $282,000 in the first quarter, 1996, compared to $4,000 in first quarter 1995. Management anticipates that the current level of charge-offs in the unsecured consumer loan portfolio and credit card portfolio may continue, but believes, based on information presently available, that it has adequately provided for these losses as of March 31, 1996. Future adjustments, which could be material, may be necessary if original assumptions differ from actual performance.

Table 1 below depicts the allowance activity by loan type for the three months ended March 31, 1996 and 1995.

Table 1 - Summary of Loan Loss Experience

                                     Three Months Ended March 31,
                                            (in thousands)

                                         1996            1995
Allowance For Loan Losses
  Balance Beginning of Period          $3,695          $1,827

  Charge Offs:
     Real Estate                           12              20
     Commercial                             7               5
     Consumer                           1,381              60
                                        -----           -----
       Total                            1,400              85

  Recoveries:
     Real Estate
     Commercial
     Consumer                              35               8
                                        -----           -----
       Total                               35               8
                                        -----           -----
  Net Charge Offs:                      1,365              77

  Provision For Loan Losses             1,931             437
                                        -----           -----
Allowance For Loan Losses
  End of Period                        $4,261          $2,187
                                       ======          ======


Mortgage  Loans  Held  for Sale.  Mortgage loans  held  for  sale increased from $6.0 million at December 31, 1995, to $12.6 million at March 31, 1996. A significant portion of the loans held for sale at March 31, 1996 have been committed to be sold in the secondary market and are pending delivery. Republic has elected to continue the practice of selling these loans in the secondary market with servicing released.

Deposits.   Total deposits decreased to $693.4 million  at  March
31,  1996, compared to $734.4 million at December 31, 1995.  This reduction  is  primarily  due to an  outflow  of  maturing  rate-
sensitive  Certificate of Deposit products.   Republic has initiated
strategies to reduce the outflow of maturing rate- sensitive deposits. In addition, Republic is emphasizing deposit gathering activities designed to attract new funds.

Securities Sold Under Agreements to Repurchase and Other Short Term Borrowings. The Bank's decrease in deposits was offset by a rise in short term borrowings which increased from $21.7 million at December 31, 1995 to $40.6 million at March 31, 1996. The change was primarily due to increased funds provided by public sector enterprises and other new funding relationships.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996
AND 1995

Overview. For the three months ended March 31, 1996, the Bank's net income was $1.9 million, or $.24 per share compared to $ 2.1 million, or $.27 per share, for the first quarter of 1995. Earnings for the first quarter 1996 produced an annualized return on average assets of .86% and a return on average stockholders' equity of 13.01%, compared to returns of 1.10% and 16.13%, respectively, for the comparable period in 1995.

Net Interest Income. For first quarter, 1996, net interest income was $9.3 million, up $1.5 million over the $7.8 million attained during first quarter, 1995. This increase was primarily attributable to Republic's continued loan growth, particularly residential and unsecured consumer loans. During first quarter, 1996, average interest-earning assets increased $132.1 million to $853.6 million compared to $721.5 million during the comparable period in 1995. The average yield on interest-earning assets increased from 8.68% during first quarter of 1995 to 9.19% during first quarter of 1996. This improvement in yield is largely attributable to growth in the unsecured consumer loan portfolio. The average cost of interest-bearing liabilities increased to 5.39% during first quarter of 1996 from 4.85% during first quarter, 1995, as the Bank pursued more aggressive pricing strategies in order to attract additional deposits to fund loan growth. Overall, this resulted in a slight decrease in net interest rate spread from 3.83% during first quarter of 1995, to 3.80% in the comparable quarter of 1996. The Bank's net interest margin increased modestly from 4.34% in first quarter, 1995, to 4.36% in first quarter, 1996.

The  Bank's  exposure to changes in interest rates is managed  by
maintaining  a  balance  between  interest-earning   assets   and
interest-bearing liabilities which are expected to mature or are sensitive to interest rate changes. At March 31, 1996, the Bank's exposure to changes in interest rates reflected a negative one year gap of eight thousand dollars compared to a negative one year gap of $12.3 million at December 31, 1995. The change in the one year gap was attributable to the maturity of short-term certificates of deposits.

Table 2 on page 17 provides detailed information as
to average balance, interest income/expense, and rates by major balance sheet category for the three months ended March 31, 1996 and 1995. Table 3 on page 18 provides an analysis of the change in net interest income attributable to changes in rates and volume of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 1996.


Table 2 - Average Balance Sheet and Average Rates - for the Three
Months Ended March 31, 1996 and 1995 (in thousands)
                           Three Months Ended                 Three Months Ended
                             March 31, 1996                      March 31, 1995
                     Average             Average         Average                    Average
                     Balance  Interest   Rate <F4>       Balance      Interest      Rate<F4>
                     ------- ---------  --------        -------      --------      --------
Earning Assets:
US Treasury and US
 Government Agency
 Securities         $121,213   $1,906     6.29%          $105,932      $1,535        5.80%
State and
 Political
 Subdivision
 Securities            4,638       99     8.54%             4,721         100        8.47%
Other Investment
 Securities            5,264       94     7.14%             4,916          78        6.35%
Mortgage-Backed
 Securities              732       10     5.46%               785           9        4.59%
Federal Funds Sold    29,054      394     5.42%            17,608         266        6.04%
Total Loans and
 Fees <F1>           692,651   17,105     9.88%            587,579     13,668        9.30%
                    --------  -------     ------           -------     -------       -----
Total Earning
 Assets              853,552   19,608     9.19%            721,541     15,656        8.68%
Less:  Allowance
for Loan Losses       (3,838)                               (1,841)
Non-Earning
Assets:
Cash and Due From
 Banks                18,684                                16,423
Bank Premises and
 Equipment, Net       12,637                                12,196
Other Assets          10,947                                11,038
                     --------                              -------
Total Assets        $891,982                              $759,357
                    ========                               =======

LIABILITIES
AND STOCK-
HOLDERS' EQUITY:
Interest Bearing Liabilities:
Transaction
 Accounts          $147,678      $1,304    3.53%             $83,215     $567            2.73%
Money Market
 Accounts            31,279         332    4.25%              11,656      123            4.22%
Individual
 Retirement
 Accounts            34,240         538    6.29%              25,845      377            5.83%
Certificates of
 Deposits and Other
 Time Deposits      438,265       6,660    6.08%             424,078    5,308            5.01%
Federal Funds
 Purchased and
 Other Borrowings   112,809       1,470    5.21%             100,614    1,448            5.76%
                    -------      ------   ------             --------   ------          ------
Total Interest
 Bearing
 Liabilities        764,271      10,304    5.39%             645,408    7,823            4.85%
Non-Interest Bearing
 liabilities:
 Non-Interest
  Bearing Deposits  58,430                                  50,456
 Other Liabilities  10,147                                  11,868
 Stockholders'
  Equity            59,134                                  51,625
                    ------                                 -------
Total Liabilities
 and Stock-holders'
 Equity           $891,982                                $759,357
                   =======                                  =======
Net Interest
Income                         $9,304                                  $7,833
                               ======                                  ======
Net Interest
Spread <F2>                             3.80%                             3.83%
                                       =====                             =====
Net Interest
Margin <F3>                             4.36%                             4.34%
                                       =====                             =====

For purposes of these calculations, non-accruing loans are included in the quarterly average loan amounts outstanding.
<F1> The amount of fees included in Interest on loans was $10,000 and $35,000 for the three months ended March 31, 1996 and 1995, respectively.
<F2> Net interest spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
<F3> Net interest margin represents net interest income divided by average interest-earning assets.
<F4>  For  purposes  of  calculating these figures,  all  interest income and interest costs are annualized.

Table 3 - Volume/Rate Variance Analysis
(in thousands)
The following table presents the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by new volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                Three Months Ended March 31, 1996
                           Compared to Three Months Ended March 31, 1995
                                            Increase/(Decrease) Due To
                               Total Net
                                 Change         Volume       Rate
Interest Income <F5>:

US Treasury and
Government Agency Securities       $371           $221        $150
State and Political
Subdivision Securities              (1)            (2)           1
Other Investment Securities         16              6           10
Mortgage-Backed Securities           1             (1)           2
Federal Funds Sold                 128            173          (45)
Total Loans and Fees             3,437          2,549          888
                                 -----          -----        -----
Net Change in Interest Income    3,952          2,946        1,006
                                 -----          -----        -----
Interest Expense:
Interest Bearing
  Transaction Accounts             737            439          298
Money Market Accounts              209            207            2
Individual Retirement
  Accounts                         161            122           39
Certificates of Deposit and
  Other Time Deposits            1,352            178        1,174
Repo's, Federal Funds
  Purchased and Other
  Borrowings                        22            176         (154)
Net Change in Interest           -----          ------       -----
  Expense                        2,481          1,122        1,359

Increase in                     ------         -------       ------
Net Interest Income             $1,471         $1,824        ($353)

<F5>  Interest  income for loans on non-accrual  status  has  been included in revenues.

Non-Interest Income. Non-interest income was $2.5 million during first quarter of 1996, up from $1.7 million during first quarter of 1995. Net gain on sale of loans increased $199,000 in first quarter, 1996, over first quarter, 1995, due to increased secondary market mortgage loan volume. In addition, service charge income increased $145,000 during the first quarter, 1996, over first quarter, 1995, due largely to increased fees generated from demand deposit accounts and late fees on loans. The increase in other non-interest income resulted from one time gains realized from the sale of the Bagdad banking center located in Shelby County, Kentucky and the successful disposition of other real estate owned (OREO).

Non-Interest Expense. Total non-interest expense was $6.8 million in first quarter 1996, compared to $ 5.9 million for first quarter 1995, an increase of 14%. Republic's non-interest expense ratio improved from 62% for the first quarter 1995, to 58% for first quarter 1996.

Salary and employee benefits expense increased approximately $800,000 or 31% for the first quarter, 1996 over first quarter, 1995, due to additions to staff along with cost of living and merit increases. Republic increased staffing levels to 393 full-time equivalent employees (FTE's) at March 31, 1996, compared to 340 FTE's at March 31, 1995. The increase staffing levels were primarily attributable to additions to the retail banking
centers.   Also,  operational areas  were  increased  to  support
strong loan demand.

Occupancy and equipment expense increased 17% in first quarter, 1996, over first quarter 1995. The increase was primarily due to depreciation expenses associated with new technology enhancements for lending and customer support systems. The increase is also due to an additional banking center location which was opened during the first quarter of 1996. Management intends to continue its expansion plans by adding 3 additional locations during 1996, subject to regulatory approval. Management anticipates that Republic's expansion plans and continued technology enhancements will result in an increased occupancy and equipment expense level during the remainder of 1996.

Insurance expense decreased 30% from first quarter, 1995, to first quarter 1996. The decrease resulted from a lowering of federal deposit insurance premiums on deposits insured by the Bank Insurance Fund (BIF). Approximately 45% of Republic's deposits are insured by BIF. The remaining 55% are insured by the Savings Association Insurance Fund (SAIF) of the FDIC resulting from the merger of Republic Savings Bank, F.S.B. with the Bank in 1994. The SAIF deposits are currently assessed at 23 cents per $100 of deposits. However, Congress has been considering a special, one-time assessment on SAIF deposits and a subsequent merger of the SAIF and BIF funds. If enacted, this legislation could result in a material one-time pre-tax charge. The amount of such charge, if any, cannot be predicted at this time.

Republic is required to reimburse the FDIC for tax benefits received resulting from tax deductions for losses on loans and OREO acquired through the acquisition of a failed institution. Republic has remitted amounts it has determined to be due under the terms of the agreement. Republic is having preliminary discussions with the FDIC concerning interpretations of certain provisions of the agreement and may be required to remit additional payments related to prior years.

Management intends to vigorously contest any request by the FDIC for additional payments. While Republic does not believe the outcome will have a material impact on its future results of operations, the ultimate resolution of this matter is unknown.

Asset Quality. Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged-off. Consumer loans are not placed on non-accrual status but are reviewed periodically and charged-off when deemed uncollectible. At March 31, 1996, Republic had $357,000 in consumer loans 90 days or more past due.

Table 4 provides information related to non-performing assets and loans 90 days or more past-due. Accruing loans contractually past due 90 days or more increased from $1.5 million at December 31, 1995 to $2.2 million at March 31, 1996. While loans past due 90 days or more increased, total non-performing loans increased moderately due to the successful disposition of OREO.


Table 4 - Non-Performing Assets

                                         March 31,           December 31,
(dollars in thousands)                    1996<F6>              1995<F6>
Loans on non-accrual status <F7>             $  858            $  742
Loans past due 90 days or more                2,161             1,463
                                              -----             -----
Total non-performing loans                    3,019             2,205

Other real estate owned                          25               552
                                             ------            ------
Total non-performing assets                  $3,044            $2,757
                                             ======            ======
Percentage of non-performing loans to          .43%              .33%
total loans
                                               .44%              .41%
Percentage of non-performing assets
to total loans


<F6>  The above table is exclusive of impaired loans as such loans remain on accrual status as of March 31, 1996
<F7>  The interest income earned and received on non-accrual loans was not material.

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due under the terms of the loan is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon determination that it is probable the full amount will not be collected. Impaired loans decreased from $3.6 million at December 31, 1995 to $3.4 million at March 31, 1996.



Liquidity

Asset/liability management strategies are designed to ensure safety and soundness, maintain liquidity and regulatory capital standards and achieve an optimal net interest margin. Management regularly monitors interest rate and liquidity risk in relation to prospective market and business conditions and implements appropriate funding and balance sheet strategies. These strategies are designed to maintain liquidity within the Bank's policy guidelines.

In order to maintain an acceptable liquidity position, Republic has access to numerous sources of additional funding. Substantial resources can be realized from the investment portfolio, of which $35 million matures or is putable within one year. These maturing securities can be utilized to provide additional liquidity as needed. Additionally, Republic's operating centers provide access to a retail deposit market. Republic also has access to lines of credit with various financial institutions which can provide funds for liquidity as needed.

Capital

The Bank intends to maintain a capital position that meets the regulatory definition, as defined by the FDIC, of a "well capitalized" institution. Table 5 below indicates the Bank's capital at March 31, 1996.

Table 5 - Bank Capital Ratios

                                            As of March 31, 1996


                                        Tier I
           (dollars in thousands)        Risk                   Total
                                        Based       Tier I       Risk
                                        Capital    Leverage      Based
                                         Ratio       Ratio       Capital

Bank Stockholders' Equity               $57,326     $57,326       $57,326
General Valuation Allowance                                         4,261
  Less:  Goodwill and
Core Deposit Intangibles                      9           9             9
                                        -------     -------       -------
Computed Regulatory Capital             $57,317     $57,317       $61,578
                                        =======     =======       =======
Computed Ratio                            10.2%        6.4%         10.9%

FDIC "Well Capitalized" Ratio              6.0%        5.0%         10.0%
FDIC Minimum Capital Requirements          4.0%        3.0%          8.0%

Kentucky banking regulations limit the amount of dividends that may be paid to Republic by the Bank without prior approval of the Bank's regulatory agency. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the Bank's current year's net income, as defined in the regulations, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At March 31, 1996, the Bank had $9.0 million of retained earnings available for payment of dividends.

                  PART II - OTHER INFORMATION
Item 2.  Changes in Securities
     On February 16, 1996, Republic created a new class of common stock designated Class A Common Stock. In addition, Republic declared a stock dividend of five (5) shares of the new Class A Common Stock for each share of Republic's existing stock, payable on February 29, 1996, for stockholders of record on February 20, 1996.

As a result of this stock dividend, stockholders were entitled to the original one share held prior to the dividend which was designated Class B Common Stock, and 5 new shares designated Class A Common Stock. The total book value remains the same.

The voting rights of the Class B Common Stock were expanded to ten votes per share. Moreover, stockholders have the continuing option of converting Class B Common Stock to Class A Common
Stock.   Class A Common Stock is entitled to one vote  per  share
and cash dividends equal to 110% of any cash dividends declared and paid on Class B Common Stock.

Item 4.  Submission of Matters to a Vote of Security Holders
     A regularly scheduled annual meeting of the stockholders of Republic was held on January 8, 1996. For the special meeting, proxies were solicited by Republic's Board of Directors for matters to be voted on at the annual meeting. The following items were voted upon and approved at the annual meeting.

     Authorization for a New Class of Common Stock: A proposal to approve an amendment to Republic's Articles of Incorporation to create a new class of common stock designated as Class A Common Stock, resulting in a designation of the current outstanding common stock as Class B Common Stock was approved by a vote of the majority of the shares of Republic common stock represented at the meeting; 1,026,330 shares were voted in favor of the proposal; 0 shares were voted against; 0 shares were withheld; and 0 shares abstained.

    Setting the Number of Directors: A proposal to set the number of directors for the Board of Directors of the Corporation at ten
(10) was approved by a vote of the majority of the shares of the Corporation's common stock represented at the meeting; 1,026,330 shares voted in favor of the proposal; 0 shares were voted against; 0 shares were withheld; and 0 shares abstained.

     Election of Directors: At the annual meeting, shareholders voted upon the election of directors. All nominees were elected by vote of the shareholders. Holders of 892,066 shares of the common stock were present in person at the meeting and 134,264 shares were represented by proxy for a total of 1,026,330, equaling 81.9% of the total outstanding common stock. The voting results for each nominee were as follows:


Nominee                     Votes        Votes      Votes       Non-
                             For        Against    Withheld    Votes
James B. Brien           1,026,330         0          0          0

Reed Conder              1,026,330         0          0          0

Larry M. Hayes           1,026,330         0          0          0

D. Harry Jones           1,026,330         0          0          0

L. Lee Kinsolving, Jr.   1,026,330         0          0          0

E. William Petter, Jr.   1,026,330         0          0          0

R. Wayne Stratton        1,026,330         0          0          0

A. Scott Trager          1,026,330         0          0          0

Bernard M. Trager        1,026,330         0          0          0

Steven E. Trager         1,026,330         0          0          0


Item 6.  Exhibits and Reports on Form 8-K
  A. The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 26.

 B. A Form 8-K dated February 16, 1996 was filed relating to "Item
5. Other Events". The Form 8-K disclosed the creation of the Class A Common Stock and the declaration of a stock dividend of five (5) shares of the Class A Common Stock for each share of Republic's existing common stock.

                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Republic Bancorp, Inc.
                           (Registrant)


                                      Principal Executive Officer:

Date:   May  15,  1996                    /s/  Bernard  M.  Trager
                                               Bernard M. Trager
                                        Chairman and Chief Executive Officer

                                       Principal Financial Officer:

Date:   May 15, 1996                   /s/ E. William Petter,  Jr.
                                           E. William Petter, Jr.
                                       Executive Vice President,
                                       Chief Financial Officer

                           EXHIBIT INDEX


Exhibit          Description                                      Page

11               Statement Regarding Computation of Per Share      27
                 Earnings

27               Financial Data Schedule                           28

Exhibit 11.
Statement Regarding Computation of Per Share Earnings in thousands, except per share amounts (unaudited)

                                                   Three Months Ended
                                                      March 31,
                                                   1996          1995
Primary earnings per common share:
  Weighted average common shares outstanding       7,221        7,180
  Common stock equivalents due to dilutive
     effect of stock options                          66           33
  Common stock equivalents due to dilutive
     effect of Convertible Preferred Stock           300
                                                   -----        -----
  Average shares and equivalents outstanding       7,587        7,213

Net income                                        $1,923       $2,082
Less preferred stock dividends                       106           45
                                                  ------        -----
Income available for common stock                  1,817        2,037

Primary net income per share                       $ .24        $ .27
                                                   =====        =====
Fully-diluted earnings per common share:

  Weighted average common shares outstanding      $7,221        $7,180
  Common stock equivalents due to dilutive
    effect of stock options                           66            33
  Common stock equivalents due to dilutive
    effect of Convertible Preferred Stock            300
                                                    -----        ------
  Average shares and equivalents outstanding        7,587         7,213


Net income                                         $1,923        $2,082
Less preferred stock dividends                        106            45
                                                    -----         -----
Income available for common stock                   1,817         2,037

Fully-diluted net income per share                  $ .24         $ .27
                                                    =====         =====


