Form 10-Q
period 1996-06-30
REPUBLIC BANCORP INC /KY/
filed 1996-08-14
CIK 921557

- --------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

 X  Quarterly  report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934

                For the quarterly period ended June 30, 1996

                                      OR

  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number 33-77324

                            REPUBLIC BANCORP, INC.
            (Exact name of registrant as specified in its charter)

               Kentucky                                    61-0862051
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)


601 West Market Street, Louisville, Kentucky                   40202
   (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (502) 584-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               X Yes  __ No

The number of shares outstanding of the issuer's class of common stock as of the latest practicable date: 6,051,261 shares of Class A Common Stock and 1,170,207 shares of Class B Common Stock as of August 12, 1996.

The Exhibit index is on page 28. This filing contains 30 pages (including this facing sheet).
- --------------------------------------------------------------------------------

REPUBLIC BANCORP, INC.
FORM 10-Q

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements ..............................................    3
Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................   15

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K ..................................   26
          Signatures

PART I

ITEM 1

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS(UNAUDITED)(dollars in thousands)


                                                   JUNE 30,       DECEMBER 31,
                                                     1996           1995

ASSETS:
  Cash and cash equivalents:
    Cash and due from banks                        $ 26,548       $  30,988
    Federal funds sold                               32,325          44,325
                                                   --------       ---------

       Total cash and cash equivalents               58,873          75,313

  Securities to be held to maturity - fair values:
    $133,134 (1996) and $114,749 (1995)             134,404         114,654
  Loans, less allowance for loan losses of
    $6,241 (1996) and $3,695 (1995)                 706,460         668,193
  Mortgage loans held for sale                        6,057           5,988
  Federal Home Loan Bank stock                        5,359           5,176
  Accrued interest receivable                         8,020           7,244
  Premises and equipment, net                        13,765          12,015
  Other assets                                        2,273           2,764
                                                   --------        --------

TOTAL                                             $ 935,211      $  891,347
                                                  =========      ==========

LIABILITIES:
  Deposits:
    Non-interest bearing                            $66,832         $63,304
    Interest bearing                                680,088         671,139
  Securities sold under agreements to repurchase
   and other short-term borrowings                   50,209          21,729
  Other borrowed funds                               70,340          68,063
  Accrued interest payable                            4,301           4,314
  Other liabilities                                   3,685           4,296
                                                  ---------       ---------

       Total Liabilities                            875,455         832,845
                                                  ---------       ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred  Stock,  no par value;  authorized,  100,000  shares;  Series A 8.5%
   noncumulative convertible, 50,000 shares issued and
   outstanding (liquidation preference $5,000)        5,000           5,000

  Class A Common stock, no par value
   Class B Common stock, no par value                 3,491           3,491
  Additional paid-in capital                          6,817           6,817
  Retained earnings                                  44,448          43,194
                                                   --------         -------

     Total stockholders' equity                      59,756          58,502
                                                  ---------        --------

TOTAL                                             $ 935,211       $ 891,347
                                                  =========       =========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME(UNAUDITED)(in thousands,except per share data)
                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,

INTEREST INCOME:                      1996          1995      1996        1995
   Loans, including fees             $17,526     $14,965   $34,631     $28,633
   Investment securities and
    mortgage-backed securities:
      Taxable                          1,933       2,074     3,918       3,688
      Non-taxable                         32          33        64          65
      FHLB dividends                     101          83       193         162
   Other                                 247         448       641         711
                                     -------     -------   -------     -------
         Total interest income        19,839      17,603    39,447      33,259
                                     -------     -------   -------     -------

INTEREST EXPENSE:
   Deposits                            8,580       8,060    17,414      14,435
   Short-term borrowings                 658         254     1,145         508
   Long-term debt                        982       1,151     1,965       2,345
                                     -------      ------   -------    --------
         Total interest expense       10,220       9,465    20,524      17,288
                                     -------      ------   -------    --------

NET INTEREST INCOME                    9,619       8,138    18,923      15,971

PROVISION FOR LOAN LOSSES              3,703       1,503     5,634       1,940
                                     -------      ------   -------    --------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES            5,916       6,635    13,289      14,031
                                     -------       -----    ------    --------

NON-INTEREST INCOME:
   Service charges on deposit accounts   584         469     1,094         906
   Other service charges and fees        276         337       668         657
   Bank card services                    287         308       631         615
   Net gain on sale of loans             356         199       722         366
   Loan servicing income                 206         224       416         450
   Other                                  83         999       749       1,268
                                     -------     -------    ------      ------
         Total non-interest income     1,792       2,536     4,280       4,262
                                     -------     -------    ------      ------

NON-INTEREST EXPENSE:
   Salaries and employee benefits      2,992       2,639     6,398       5,248
   Occupancy and equipment             1,586       1,319     3,031       2,555
   Communication and transportation      398         337       730         658
   Marketing and development             415         309       755         571
   Insurance                             296         321       496         651
   Supplies                              242         187       454         455
   Other                               1,114         889     1,974       1,800
                                       -----      ------   -------     -------
         Total non-interest expense    7,043       6,001    13,838      11,938
                                   ---------      ------   -------     -------


INCOME BEFORE INCOME TAXES               665       3,170     3,731       6,355

INCOME TAXES                             339       1,117     1,482       2,220
                                     -------      ------    ------     -------

NET INCOME                           $   326     $ 2,053   $ 2,249     $ 4,135
                                     =======     =======    ======     =======

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE            $   .03     $   .26   $   .27     $   .53
                                     =======     =======   =======      =======


See notes to consolidated financial statements.



REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except per share data)
                                                                      Common
                                        Preferred                      Stock                    Additional    Total
                                          Stock                Class A            Class B         Paid-in    Retained   Stockholders
                                     Shares    Amount    Shares      Amount   Shares    Amount    Capital    Earnings      Equity

BALANCE January 1, 1996              50,000    $5,000                        1,203,578  $3,491     $6,817     $43,194      $58,502

Stock Dividend                                          6,017,890     $  0

Dividend Declared
     Preferred ($2.125 per share)                                                                               (213)        (213)
     Common:   Class A ($.055 per share)                                                                        (664)        (664)
               Class B ($.050 per share)                                                                        (118)        (118)

Net Income                                                                                                      2,249        2,249

BALANCE June 30, 1996                50,000    $5,000   6,017,890      $  0  1,203,578  $3,491      $6,817    $44,448      $59,756
                                     ======    ======   =========      ====  =========  ======      ======    =======      =======

See notes to consolidated financial statements.


REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1996 AND 1995(in thousands)
- -------------------------------------------------------------------------

                                                        1996        1995
OPERATING ACTIVITIES:
  Net income                                          $2,249      $4,135
  Adjustments  to  reconcile  net  income  to
   net cash  provided  by  (used  in) operating
   activities:
    Depreciation and amortization of
      premises and equipment                          1,542        1,117
    Amortization and accretion of investment
      securities                                       (143)       (238)
    FHLB stock dividends                               (183)       (159)
    Provision for loan losses                          5,634       1,940
    Net gain on sale of loans                          (722)       (366)
    Proceeds from sale of loans                       76,426      23,513
    Origination of mortgage loans held for sale (75,773) (29,308) Changes in assets and liabilities:
       Accrued interest receivable                     (776)     (1,297)
       Other assets                                      491     (1,054)
       Accrued interest payable                         (13)         401
       Other liabilities                               (701)         495
                                                    --------    --------

         Net cash provided by (used in)
         operating activities                          8,031       (821)

INVESTING ACTIVITIES:
  Purchases of securities to be held to maturity   (117,602)    (76,072)
  Proceeds from maturities of securities              97,995      52,413
  Net increase in loans                             (43,901)    (57,710)
  Proceeds from sales of real estate acquired in
    settlement of loans                                              219
  Net purchases of premises and equipment            (3,292)       (773)
                                                    --------       -----

         Net cash used in investing activities      (66,800)    (81,923)
                                                    --------    --------

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                 12,477      85,351
  Net increase in securities sold under agreements
    to repurchase and other short-term borrowings     28,480      12,054
  Payments on other borrowings                      (21,723)    (18,230)
  Proceeds from other borrowings                      24,000
  Purchase and retirement of common stock                           (75)
  Sale of common stock                                               126
  Sale of preferred stock                                          5,000
  Cash dividends paid                                  (905)       (750)
                                                    --------    --------


         Net cash provided by financing activities    42,329      83,476
                                                    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         (16,440)         732

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        75,313      38,533
                                                    --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 58,873    $ 39,265
                                                    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest                                        $ 20,537   $  16,887
                                                    ========   =========


    Income taxes                                    $  2,432  $    2,059
                                                    ========  ==========


See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION (AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES)

Basis of Presentation - The consolidated financial statements include the accounts of Republic Bancorp, Inc. and its wholly-owned subsidiaries; Republic Mortgage Company, Republic Insurance Agency, Inc. and Republic Bank & Trust Company (Bank), collectively "Republic". All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic's annual report on Form 10-K for the year ended December 31, 1995.

Mortgage Servicing Rights - On January 1, 1996, Republic adopted Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS No. 122) which requires an enterprise with mortgage banking activities to recognize the right to service mortgage loans for others as a separate asset, however those rights were acquired. Under previous accounting guidance, a separate asset was recognized for purchased, but not originated, mortgage servicing rights. Under SFAS No. 122, the total cost of mortgage loans originated with the intent to sell is allocated between the servicing right and the loan without the servicing right based on their relative fair values at the date of origination. The capitalized cost of servicing rights are amortized in proportion to, and over the period of, the estimated net servicing income. The mortgage servicing asset is periodically evaluated for impairment by stratifying by predominant risk characteristics.

Since adoption of this Statement, loans sold in the secondary market have been primarily servicing released. Accordingly, adoption of SFAS No. 122 has had no material impact on Republic's financial position or results of operations.

Earnings Per Share - Earnings per common and common equivalent share is based upon the weighted average of common and common equivalent shares outstanding during the year. Primary and fully diluted earnings per share are approximately the same. The number of common and common equivalent shares utilized in the per share computations was 7,596,443 and 7,566,252 for the three months ended June 30, 1996 and 1995, respectively, and 7,591,107 and 7,478,394 for the six months ended June 30, 1996 and 1995, respectively.

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

4. SECURITIES TO BE HELD TO MATURITY

                                                                          June 30, 1996
                                                                          (in thousands)

                                                                   Gross        Gross
                                                    Amortized   Unrealized   Unrealized   Estimated
                                                       Cost        Gains       Losses    Fair Value

U.S. Treasury Securities and
   U.S. Government Agencies                          $129,231       $248      $(1,655)    $127,824
Obligations of state and political subdivisions         4,468        187           (3)       4,652
Mortgage-backed securities                                705                     (47)         658
Total securities to be held to maturity              $134,404       $435      $(1,705)    $133,134
                                                     ========       ====      ========    ========


Securities to be held to maturity having an amortized cost of $125 million and a fair value of $124 million at June 30, 1996, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.


                                                                      December 31, 1995
                                                                       (in thousands)
                                                                   Gross       Gross
                                                    Amortized     Unrealized  Unrealized   Estimated
                                                       Cost         Gains       Losses     Fair Value
U.S. Treasury Securities and
   U.S. Government Agencies                          $109,282        $777      $ (823)      $109,236
Obligations of state and political subdivisions         4,629         176          (1)         4,804
Mortgage-backed securities                                743                     (34)           709
                                                      --------       ----     --------      --------

Total securities to be held to maturity              $114,654        $953      $ (858)      $114,749
                                                     ========        ====      ========     ========

5.  LOANS
                                                June 30, 1996  December 31, 1995
                                                        (in thousands)
       Residential real estate                      $407,195       $371,846
       Commercial real estate                         67,463         75,648
       Real estate construction                       32,870         31,230
       Commercial                                     23,589         21,042
       Consumer                                      105,560         98,730
       Home equity                                    50,454         48,244
       Bank card                                      24,393         25,581
       Other                                           3,730          3,424
                                                    --------       --------

             Total loans                             715,254        675,745
                                                    --------       --------
       Less:
          Unearned interest income and
             unamortized loan fees                     2,553          3,857
          Allowance for loan losses                    6,241          3,695
                                                    --------       --------

       Loans, net                                   $706,460       $668,193
                                                    ========       ========



The following table sets forth the changes in the allowance for loan losses:
                                            Three Months Ended,      Six Months Ended,
                                                   June 30                June 30

                                              1996      1995           1996     1995
                                                          (in thousands)

          Balance, beginning of period      $4,261    $2,187          $3,695   $1,827
           Provision charged to income       3,703     1,503           5,634    1,940
           Charge-offs                     (1,761)     (655)         (3,161)    (740)
           Recoveries                           38        17             73       25
                                           -------    ------         -------   ------

           Balance, end of period           $6,241    $3,052         $6,241   $3,052
                                           =======    ======         =======  =======


Information about Republic's investment in impaired loans is as follows:

                                                June 30, 1996  December 31, 1995
                                                          (in thousands)
Gross impaired loans                                   $1,592           $4,064
Less:  Related allowances for loan losses                 100              589
                                                       ------           ------

Net impaired loans with related allowances              1,492            3,475
Impaired loans with no related allowances                   0               87
                                                       ------           ------

Total                                                  $1,492           $3,562
                                                       ======           ======

Average impaired loans outstanding                     $1,592           $3,432
                                                       ======           ======


6.  INTEREST BEARING DEPOSITS

                                                June 30, 1996  December 31, 1995
          NOW and Super NOW                          $84,976        $76,972
          Money market                                31,934         26,772
       Savings                                        15,239         15,395
       Money market certificates of deposit           66,068         58,599
       Individual retirement accounts                 35,085         34,275
       Certificates of deposit, $100,000 and over     54,181         55,708
       Other certificates of deposit                 344,505        355,344
       Brokered deposits                              48,100         48,074
                                                    --------       --------

             Total interest bearing deposits        $680,088       $671,139

7.  SHORT-TERM BORROWINGS

Short-term borrowings consist of repurchase agreements and overnight liabilities to deposit customers arising from a cash management program offered by Republic. While effectively deposit equivalents, such arrangements are in the form of repurchase agreements. The repurchase agreements are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. Balances as of and for the six months ended June 30, 1996:
                             (dollars in thousands)

       Average outstanding balance             $55,303
       Average interest rate                     4.41%
       Maximum outstanding at month end        $85,980

8.  SEGMENT INFORMATION

Republic's operations include two reportable segments: banking and mortgage banking. The banking segment is engaged in making loans, investing in securities and collecting deposits. The mortgage banking segment originates residential mortgage loans for resale in the secondary mortgage market and services loans for the Bank and others.

Intersegment interest income and expense represent interest on loans and advances from the banking segment to the mortgage banking segment computed at New York prime, and advances from Republic to the Bank.


                                    Three months ended June 30, 1996
                                            (in thousands)
                                   Mortgage  Republic
                           Bank    Banking   Bancorp Eliminations Consolidated

Interest income:
Unaffiliated customers     $19,602 $   190        47                $ 19,839
   Intersegment                187                      $ (187)
                          -------- -------    ------    -------     --------
Total interest income       19,789     190        47      (187)       19,839
                          -------- -------    ------    -------     --------

Interest expense:
   Unaffiliated customers   10,179                41                  10,220
   Intersegment                 47     140                (187)
                          -------- -------    ------    -------

Total interest expense      10,226     140        41      (187)       10,220
                          -------- -------    ------    -------     --------

Net interest income          9,563      50         6                   9,619

Provision for loan losses    3,703                                     3,703

Non-interest income          1,270     522                             1,792

Non-interest expense         6,725     318                             7,043
                          -------- -------    ------                --------

Income before income taxes$    405 $   254    $    6                $    665
                          ======== =======    ======                ========

Identifiable assets       $927,527 $ 6,925    $  759                $935,211
                          ======== =======    ======                ========

Depreciation and amortization
of premises and equipment   $  656 $    22                          $    678
                             ===== =======                          ========

Capital expenditures      $  2,251  $    6                          $  2,257
                          ======== =======                          ========



                                    Three months ended June 30, 1995
                                            (in thousands)
                                    Mortgage Republic
                           Bank     Banking   BancorpEliminationsConsolidated

Interest income:
   Unaffiliated customers $ 17,401 $   155    $   47                $ 17,603
   Intersegment                177                      $ (177)
                          -------- -------    ------    -------     --------

Total interest income       17,578     155        47      (177)       17,603
                          -------- -------    ------    -------     --------

Interest expense:
   Unaffiliated customers    9,411                54                   9,465
   Intersegment                 47     130                (177)
                          -------- -------    ------    -------

Total interest expense       9,458     130        54      (177)        9,465
                          -------- -------    ------    -------     --------

Net interest income          8,120      25       (7)                   8,138

Provision for loan losses    1,503                                     1,503

Non-interest income          2,077     459                             2,536

Non-interest expense         5,738     257         6                   6,001
                          -------- -------    ------                --------

Income (loss) before
income taxes              $  2,956 $   227    $ (13)                $  3,170
                          ======== =======    ======                ========

Identifiable assets       $816,847 $ 7,205    $  439                $824,491
                          ======== =======    ======                ========

Depreciation and amortization
of premises and equipment $    521 $    32                         $    553
                             ===== =======                         ========

Capital expenditures      $    514 $     2                         $    516
                          ======== =======                         ========



                                     Six months ended June 30, 1996
                                           (in thousands)
                                   Mortgage Republic
                           Bank    Banking   Bancorp Eliminations Consolidated

Interest income:
   Unaffiliated customers $ 39,009 $   341    $   97                $ 39,447
   Intersegment                357                      $ (357)
                          -------- -------    ------    -------     --------

Total interest income       39,366     341        97      (357)       39,447
                          -------- -------    ------    -------     --------

Interest expense:
   Unaffiliated customers   20,442                82                  20,524
   Intersegment                 97     260                (357)
                          -------- -------    ------    -------

Total interest expense      20,539     260        82      (357)       20,524
                          -------- -------    ------    -------     --------

Net interest income         18,827      81        15                  18,923

Provision for loan losses    5,634                                     5,634

Non-interest income          3,249   1,031                             4,280

Non-interest expense        13,210     588        40                  13,838
                          -------- -------    ------                --------

Income (loss) before
income taxes              $  3,232 $   524    $ (25)                $  3,731
                          ======== =======    ======                ========

Identifiable assets       $927,527 $ 6,925    $  759                $935,211
                          ======== =======    ======                ========

Depreciation and amortization
of premises and equipment $  1,497 $    45                          $  1,542
                             =====  ======                          ========

Capital expenditures      $  4,288 $    14                          $  4,302
                          ======== =======                          ========





                                    Six months ended June 30, 1995
                                            (in thousands)
                                   Mortgage Republic
                           Bank    Banking   Bancorp Eliminations Consolidated

Interest income:
   Unaffiliated customers $ 32,903 $   289    $   67                $ 33,259
   Intersegment                305                      $ (305)
                          -------- -------    ------    -------     --------

Total interest income       33,208     289        67      (305)       33,259
                          -------- -------    ------    -------     --------

Interest expense:
   Unaffiliated customers   17,171               117                  17,288
   Intersegment                 67     238              $ (305)
                          -------- -------    ------    -------

Total interest expense      17,238     238       117      (305)       17,288
                          -------- -------    ------    -------     --------

Net interest income         15,970      51      (50)                  15,971

Provision for loan losses    1,940                                     1,940

Non-interest income          3,437     825                             4,262

Non-interest expense        11,399     533         6                  11,938
                          -------- -------    ------                --------

Income (loss) before
income taxes              $  6,068 $   343    $ (56)                $  6,355
                          ======== =======    ======                ========

Identifiable assets       $816,847 $ 7,205    $  439                $824,491
                          ======== =======    ======                ========

Depreciation and amortization
of premises and equipment $ 1,052  $   65                          $  1,117
                             ====  ======                          ========

Capital expenditures      $   771  $    2                          $    773
                          =======  ======                          ========



                                    PART I

                                    ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic, headquartered in Louisville, Kentucky, was incorporated on January 2, 1974. The Bank is a commercial banking and trust corporation organized and chartered under the laws of the Commonwealth of Kentucky. The Bank is also headquartered in Louisville, Kentucky and provides banking services through seventeen banking centers throughout Kentucky. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities, rental of safe deposit boxes and trust services. The Bank's lending services include the making of real estate, commercial, consumer and Bankcard loans and its operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. Regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), Federal Reserve Bank and the Kentucky Department of Financial Institutions. In assets, the Bank is the sixth largest FDIC-insured bank in Louisville, Kentucky and the ninth largest FDIC-insured commercial bank in Kentucky.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1996
AND DECEMBER 31, 1995

Overview. Republic's total assets were $935.2 million at June 30, 1996, compared to $891.3 million at December 31, 1995, an increase of 5%. The growth was primarily attributable to increased market loan demand.

Cash and cash equivalents. The cash and cash equivalents decreased from $75.3 million at December 31, 1995 to $58.9 million at June 30, 1996. Cash and due from banks decreased $4.4 million, while federal funds sold decreased $12 million. These decreases resulted from increased loan demand and management's deployment of funds into the investment portfolio.

Securities to be held to maturity. Securities increased from $114.7 million at December 31, 1995, to $134.4 million at June 30, 1996. The investment portfolio consists primarily of U. S. Treasury and U.S. Government Agencies with a range of maturities, none of which exceed ten years. Republic maintains a conservative interest rate risk strategy in that 85% of the portfolio matures within 5 years. Funds provided by maturing securities throughout the six month period ended June 30, 1996 were primarily used to purchase replacement securities. No investment securities were sold prior to maturity through June 30, 1996.

Loans. Net loans increased $38.3 million to $706.5 million at June 30, 1996, compared to $668.2 million at December 31, 1995. The increase in net loans was led by residential lending which has increased 10% since December 31, 1995. Residential real estate loans increased due to Republic's marketing activities and sustained customer demand. In recent periods, Republic has experienced strong overall loan growth throughout its markets. If current economic trends remain stable, Republic anticipates continued loan growth.

Republic's unsecured consumer loan portfolio ("All Purpose", "Pre-Approved", and Bankcard) increased marginally from $88.3 million at December 31, 1995 to $91.9 million at June 30, 1996. Republic's "All Purpose" loans, with total outstandings of $27.2 million at June 30, 1996, are originated through Republic's retail operating units. This product has an average loan amount of $8,000 and an average annual percentage rate of 17.73% with a standard maximum maturity of 5 years. "Pre-Approved" loans, with total outstandings of $40.3 million at June 30, 1996, are delivered through direct mail, targeting customers both in and outside of Republic's traditional Kentucky markets. The "Pre-Approved" product has an average loan amount of $7,800 and an average annual percentage rate of 14.25% with a standard maximum maturity of 5 years. Republic's Bankcard program, with total outstandings of $24.4 million at June 30, 1996, has an average loan amount of $2,518 and an average annual percentage rate of 13.21%.

Allowance and Provision for Loan Losses. The allowance for loan losses increased from $3.7 million at December 31, 1995 to $6.2 million at June 30, 1996. The increase is primarily attributable to the unsecured consumer loan portfolio. The additions to the allowance have increased Republic's allowance for loans losses to total loan ratio to .87% at June 30, 1996 up from .55% at December 31, 1995.

The provision for loan losses was $3.7 million in second quarter, 1996, compared to $1.5 million in second quarter 1995. Net charge-offs increased $1.1 million during second quarter 1996 over second quarter 1995. Republic's unsecured consumer loan portfolio accounted for 88% of total charge-offs in the second quarter of 1996.

Similarly, the provision for loan losses was $5.6 million for the six months ended June 30, 1996, compared to $1.9 million for the six months ended June 30, 1995. Net charge-offs increased $2.4 million during six months ended June 30, 1996 over the comparable period in 1995. Republic's unsecured consumer loan portfolio accounted for 91% of total charge-offs in the first half of 1996. The charge-offs in the unsecured portfolio were principally comprised of $1.3 million in the "All-Purpose" program and $819,000 in the "Pre-Approved" program. As a result of increasing charge-offs, management has limited the growth of the unsecured consumer loan portfolio by tightening the underwriting standards for the "All-Purpose" program and reducing the number of direct mail offers for the "Pre-Approved" loan program. These actions are expected to increase the average quality of these loan programs and gradually reduce the rate of charge-offs. Republic also experienced charge-offs in its Bank card program of $670,000 for the six months ended June 30, 1996, compared to $294,000 for the comparable period in 1995. Management anticipates that the current level of charge-offs in the unsecured consumer loan portfolio may continue at or near its current level, but believes, based on information presently available, that it has adequately provided for these losses as of June 30, 1996. Future adjustments, which could be material, may be necessary if actual performance differs from management's estimates. Table 1 below depicts the allowance activity by loan type for the three months and six months ended June 30, 1996 and 1995.

Table 1 - Summary of Loan Loss Experience

                              Three Months Ended   Six Months Ended
                                 June 30,              June 30,

(in thousands)                1996     1995           1996    1995

Allowance For Loan Losses
 Balance Beginning of
  Period                    $4,261   $2,187         $3,695   $1,827

   Charge-offs:
     Real Estate               128      293            140      313
     Commercial                  6        0             13        5
     Consumer                1,627      362          3,008      422
                            ------   ------         ------   ------
       Total               (1,761)    (655)        (3,161)    (740)
                           -------   ------        -------   ------

   Recoveries:
     Real Estate                 2                       2
     Commercial
     Consumer                   37       17             72       25
                            ------   ------         ------   ------
       Total                    39       17             74       25
                            ------   ------         ------   ------

   Net charge-offs:         (1,722)   (638)        (3,087)    (715)

   Provision For Loan Losses 3,703    1,503          5,634    1,940
                             ------  ------         ------   ------

Allowance For Loan Losses
   End of Period            $6,241   $3,052         $6,241   $3,052
                            ======   ======         ======   ======


Premises and Equipment, net. Premises and equipment increased from $12.1 million at December 31, 1995 to $13.8 million at June 30, 1996. The increase resulted from the addition of a new banking center and technology enhancements. The technology enhancements included expansion of the Bank's personal computer network, platform automation and telecommunication system improvements.

Deposits. Total deposits increased to $746.9 million at June 30, 1996, compared to $734.4 million at December 31, 1995. This increase was primarily due to a rise in core deposits resulting from deposit gathering activities designed to attract new funds. Republic plans to continue its deposit gathering initiatives while working to maximize retention of maturing rate-sensitive deposits through aggressive pricing strategies and new products.

Securities Sold Under Agreements to Repurchase and Other Short Term Borrowings. Short term borrowings increased from $21.7 million at December 31, 1995 to $50.2 million at June 30, 1996. The change was primarily due to increased funds provided by public sector enterprises and other new funding relationships. Management intends to develop additional public sector relationships to increase short term borrowings in the near term.

RESULTS OF OPERATIONS

Overview. For the three months ended June 30, 1996, Republic's net income was $326,000, or $.03 per share compared to $2.1 million, or $.26 per share, for the second quarter of 1995. Earnings for the second quarter 1996 produced an annualized return on average assets of .14% and a return on average stockholders' equity of 2.22%, compared to returns of 1.0% and 15.05%, respectively, for the comparable period in 1995. For the six months ended June 30, 1996, net income was $2.2 million compared to $4.1 million for the same period in 1995. The decline in earnings was attributable to increased provisions to the Bank's loan loss reserve prompted by a rise in charge-offs in the unsecured consumer loan portfolio.

Net Interest Income. For second quarter, 1996, net interest income was $9.6 million, up 19% over the $8.1 million attained during second quarter, 1995. This increase was primarily attributable to Republic's continued loan growth, particularly residential real estate loans. During second quarter, 1996, average interest-earning assets were $863.3 million, an increase of $80.8 million over second quarter 1995. The yield on average interest-earning assets increased from 9.00% during second quarter of 1995 to 9.19% during second quarter of 1996. Total average interest bearing liabilities increased from $696.4 million in the second quarter of 1995 to $776.3 in the second quarter of 1996. The cost of average interest-bearing liabilities decreased from 5.44% during second quarter of 1995 to 5.27% in the second quarter of 1996, as higher cost deposits matured. Overall, the net interest rate spread increased from 3.56% during second quarter of 1995, to 3.93% in the comparable quarter of 1996. The Bank's net interest margin increased from 4.16% in second quarter, 1995 to 4.46% in second quarter, 1996.

Net interest income for the six months ended June 30, 1996 was $18.9 million, up $2.9 million from $16.0 million during the six months ended June 30, 1995. When comparing the respective six month periods, average earning assets grew by $105.1 million in 1996 and average interest bearing liabilities increased $97.4 million. The rise in net interest income in 1996 is primarily due to the increase of the Bank's loan portfolio.

The Bank's exposure to changes in interest rates is managed by maintaining a balance between interest-earning assets and interest-bearing liabilities which are expected to mature or are sensitive to interest rate changes. At June 30, 1996, the Bank's exposure to changes in interest rates reflected a negative one year gap of $819,000 compared to a positive one year gap of $12.3 million at December 31, 1995. The change in the one year gap was attributable to the placement of the federal funds into longer term investments and the increase of short term borrowings. Management does not deem the change to be significant.

Tables 2 and 3 on page 19 and 20 provides detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the three and six months ended June 30, 1996 and 1995.


Table 2 - Average Balance Sheet and Average Rates - for Second Quarter, 1996 and
1995 (in thousands)
- ----------------------------------------------------------------------------------------------------

                                             Three Months Ended June 30, 1996                    Three Months Ended June 30, 1995
                                             -------------------------------                     -------------------------------
ASSETS                                        Average              Average                         Average              Average
                                              Balance   Interest   Rate (4)                        Balance   Interest  Rate (4)
                                              -------   --------   --------                        -------   --------  --------
Earning Assets:
US Treasury and US
Government Agency Securities                 $119,469     $1,856          6.21%                   $121,761     $1,996         6.56%

State and Political
Subdivision Securities                          4,590         98          8.54%                      4,751        100         8.42%

Other Investment Securities                     5,345        103          7.71%                      4,999         83         6.64%

Mortgage-Backed Securities                        716          9          5.03%                        811         10         4.93%

Federal Funds Sold                             19,012        247          5.20%                     29,734        449         6.04%

Total Loans and Fees (1)                      714,190     17,526          9.82%                    620,478     14,965         9.65%
                                              -------     ------          -----                    -------     ------         -----

Total Earning Assets                          863,322     19,839          9.19%                    782,534     17,603         9.00%

Less:  Allowance
for Loan Losses                               (4,678)                                              (2,517)

Non-Earning
Assets:

Cash and Due From
Banks                                          20,656                                               14,869

Bank Premises and
Equipment, Net                                 13,526                                               12,232

Other Assets                                    9,206                                               10,680
                                              ---------                                           ----------

     Total Assets                            $902,032                                             $817,798
                                             =========                                           ==========

LIABILITIES AND STOCK-
HOLDERS' EQUITY:

Interest Bearing Liabilities

Transaction Accounts                         $151,982     $1,307          3.44%                   $141,571     $1,309         3.70%

Money Market Accounts                          33,852        364          4.30%                     18,137        210         4.63%

Individual Retirement
Accounts                                       34,695        536          6.18%                     31,477        497         6.32%

Certificates of Deposits and
Other Time Deposits                           425,682      6,373          5.99%                    407,622      6,044         5.93%

Repurchase Agreements and
Other Borrowings                              130,092      1,640          5.04%                     97,618      1,405         5.76%
                                              -------      -----          -----                     ------      -----         ------

Total Interest Bearing
Liabilities                                   776,303     10,220          5.27%                    696,425      9,465         5.44%

Non-Interest Bearing
Liabilities:

Non-Interest Bearing
Deposits                                       59,379                                               53,796

Other Liabilities                               7,633                                               13,025

Stockholders'
Equity                                         58,717                                               54,552
                                             ---------                                           ----------

          Total Liabilities and Stock-
          holders' Equity                    $902,032                                             $817,798
                                             =========                                           ==========


Net Interest
Income                                                    $9,619                                               $8,138
                                                        ===========                                          ===========

Net Interest
Spread (2)                                                                3.93%                                               3.56%
                                                                        =========                                           ========

Net Interest
Margin (3)                                                                4.46%                                               4.16%
                                                                        =========                                           ========


- --------------------------------------------------------------------------------
For  purposes  of these  calculations,  non-accruing  loans are  included in the quarterly average loan amounts  outstanding.  (1) The amount of fees included in interest on loans was $37,000  and $67,000 for the three  months  ended June 30,
1996 and 1995,  respectively.  (2) Net interest spread represents the difference between the  average  yield on average  interest-earning  assets and the average cost of average interest-bearing liabilities. (3) Net interest margin represents net interest income divided by average interest-earning assets. (4) For purposes of  calculating  these  figures,  all  interest  income and  interest  costs are annualized.



Table 3 - Average Balance Sheet and Average Rates - for Six Months, 1996 and 1995
- --------------------------------------------------------------------------------------------------------------------

                                        Six Months Ended June 30, 1996                    Six Months Ended June 30, 1995
                                  --------------------------------------------     ---------------------------------------------
ASSETS                               Average                         Average          Average                       Average
                                     Balance       Interest          Rate (4)         Balance        Interest       Rate (4)
                                     -------       --------          --------         -------        --------       --------
Earning Assets:
US Treasury and US
Government Agency Securities        $120,340         $3,762            6.25%         $113,836         $3,531              6.20%

State and Political
Subdivision Securities                 4,613            197            8.54%            4,735            200              8.45%

Other Investment Securities            5,304            197            7.43%            4,984            164              6.58%

Mortgage-Backed Securities               725             19            5.24%              822             20              4.87%

Federal Funds Sold                    24,033            641            5.33%           23,889            711              5.95%

Total Loans and Fees (1)             703,422         34,631            9.85%          605,036         28,633              9.46%
                                    --------         ------            -----          -------         -------             -----

Total Earning Assets                 858,437         39,447            9.19%          753,302         33,259              8.83%

Less:  Allowance
for Loan Losses                      (4,258)                                          (2,181)

Non-Earning
Assets:

Cash and Due From
Banks                                19,669                                            15,657

Bank Premises and
Equipment, Net                       13,082                                            12,216

Other Assets                         10,183                                             9,921
                                    -------                                            -------

     Total Assets                  $897,113                                          $788,915
                                    =======                                          =========

LIABILITIES AND STOCK-
HOLDERS' EQUITY:

Interest Bearing Liabilities

Transaction Accounts               $149,830         $2,610              3.48%        $148,525         $2,549              3.43%

Money Market Accounts                32,565            697              4.28%          14,920            334              4.48%

Individual Retirement
Accounts                             34,467          1,075              6.24%          28,680            874              6.09%

Certificates of Deposits and
Other Time Deposits                 432,197         13,032              6.03%         380,064         10,678              5.62%

Repurchase Agreements and
Other Borrowings                    120,669          3,110              5.15%         100,169          2,853              5.70%
                                  ---------         -------            ------        ---------        -------             -----
Total Interest Bearing
Liabilities                         769,728         20,524              5.33%         672,358         17,288              5.14%

Non-Interest Bearing
Liabilities:

Non-Interest Bearing
Deposits                             58,549                                            52,336

Other Liabilities                     9,326                                            12,157

Stockholders'
Equity                               59,510                                            52,064
                                    --------                                           ------

          Total Liabilities and
          Stockholders' Equity     $897,113                                           $788,915
                                   ========                                           =========


Net Interest
Income                                             $18,923                                           $15,971
                                                   =======                                           ========

Net Interest
Spread (2)                                                              3.86%                                             3.69%
                                                                       ======                                             =====

Net Interest
Margin (3)                                                              4.41%                                             4.24%
                                                                       ======                                             =====


- --------------------------------------------------------------------------------
For  purposes  of these  calculations,  non-accruing  loans are  included in the quarterly average loan amounts  outstanding.  (1) The amount of fees included in interest  on loans was $47,000 and  $102,000  for the six months  ended June 30,
1996 and 1995,  respectively.  (2) Net interest spread represents the difference between the  average  yield on average  interest-earning  assets and the average cost of average interest-bearing liabilities. (3) Net interest margin represents net interest income divided by average interest-earning assets. (4) For purposes of  calculating  these  figures,  all  interest  income and  interest  costs are annualized.


                                                                                                                 20
Table 4 - Volume/Rate Variance Analysis                                                                     (in thousands)
- ------------------------------------

The following  table  presents the extent to which changes in interest rates and
changes  in  the  volume  of   interest-earning   assets  and   interest-bearing
liabilities have affected Republic's interest income and interest expense during the periods indicated.  Information is provided in each category with respect to
(i) changes  attributable to changes in volume (changes in volume  multiplied by prior  rate),  (ii)  changes  attributable  to changes in rate  (changes in rate multiplied by prior volume),  and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                          Three Months Ended June 30, 1996                     Six Months Ended June 30, 1996
                                    Compared to Three Months Ended June 30, 1995      Compared to Six Months Ended June 30, 1995
                                    -------------------------------------------       -------------------------------------------
                                                 Increase/(Decrease)                                 Increase/(Decrease)
                                                      Due To                                             Due To
                                     Total Net                                           Total Net
Interest Income (1):

US Treasury and
Government Agency Securities            ($140)       ($38)      ($102)                      $231        $202         $29

State and Political
Subdivision Securities                     (2)         (3)          1                         (3)         (5)          2
Other Investment Securities                20           6          14                         33          11          22

Mortgage-Backed Securities                 (1)         (2)          1                         (1)         (2)          1

Federal Funds Sold                       (202)       (162)        (40)                       (70)          4         (74)

Total Loans and Fees                    2,561       2,260         301                      5,998       4,656       1,342
                                        ------      ------        ----                     ------      ------      -----

     Net Change in Interest Income      2,236       2,061         175                      6,188       4,866       1,322
                                        ------      ------        ----                     ------      ------      -----

Interest Expense:

Interest Bearing
Transaction Accounts                       (2)         96         (98)                        61          22          39
Money Market Accounts                     154         182         (28)                       363         395         (32)

Individual Retirement Accounts             39          51         (12)                       201         176          25

Certificates of Deposit and
Other Time Deposits                       329         268          61                      2,354       1,465         889
Repurchase Agreements and
Other Borrowings                          235         467        (232)                       257         584        (327)
                                          ----        ----       -----                       ----        ----       -----

     Net Change in Interest Expense       755       1,064        (309)                     3,236       2,642         594
                                          ----      ------       -----                     ------      ------        ---

Increase in
Net Interest Income                    $1,481        $997        $484                     $2,952      $2,224        $728
                                       =======       =====       =====                    =======     =======       ====

(1) Interest income for loans on non-accrual status have been eliminated from revenues.


Non-Interest Income. Non-interest income was $1.8 million during second quarter 1996, down from $2.5 million during second quarter of 1995. Non-interest income remained constant at $4.3 million for the six months ended 1996 and 1995. Service charges on deposit accounts rose 25% in second quarter 1996 over second quarter 1995, while also having increased 21% for the six months ended 1996 due to increased fees. Net gain on sale of loans increased $157,000 in second quarter, 1996, over second quarter, 1995, and also increased 97% for the six months ended 1996 over 1995 due to increased secondary market mortgage loan volume. The decrease in other non-interest income during second quarter 1996 and the six month period ended 1996 resulted from a one time gain of $738,000 for the reversal of a previously expensed legal matter during the second quarter of 1995.

Non-Interest Expense. Total non-interest expense was $7.0 million in second quarter 1996, compared to $6.0 million for second quarter 1995, an increase of 17%. Non-interest expense increased 16% from $11.9 million for the six months ended June 30, 1995, compared to $13.8 million for the comparable period in 1996. Non-interest expense levels are often measured using a non-interest interest expense ratio (non-interest expense divided by the sum of net income and non-interest income). Republic's non-interest expense ratio increased from 56% for the second quarter 1995, to 62% for second quarter 1996. Management anticipates that this ratio will continue to increase in the near term due to growth and expansion.

Salary and employee benefits expense increased 13% for the second quarter, 1996 over second quarter, 1995, and 22% for the six months ended June 30, 1996 due to staff additions and annual merit increases. Republic's staffing level rose to 401 full-time equivalent employees (FTE's) at June 30, 1996, compared to 343 FTE's at June 30, 1995. The increase in staffing was primarily attributable to future staffing needs prompted by the Bank's expansion plans during the remainder of 1996. Also, staffing in operational areas was increased to support sustained strong loan demand.

Occupancy and equipment expense increased 20% in second quarter, 1996, over second quarter 1995. This expense increased from $2.6 million for the six months ended June 30, 1995 to $3.0 for the comparable period in 1996. The increase was primarily due to depreciation expenses associated with new technology enhancements for lending and customer support systems. The increase is also due to an additional banking center location which was opened during the first quarter of 1996. Management intends to continue its expansion plans by adding 4 additional banking centers during 1996, subject to regulatory approval. Management anticipates that Republic's expansion plans and continued technology enhancements will result in an increased occupancy and equipment expense level during the remainder of 1996.

Insurance expense decreased $25,000 from second quarter, 1995, to second quarter 1996. The decrease resulted from a lowering of federal deposit insurance premiums on deposits insured by the Bank Insurance Fund (BIF). Approximately 45% of Republic's deposits are insured by BIF. The remaining 55% are insured by the Savings Association Insurance Fund (SAIF) of the FDIC resulting from the merger of Republic Savings Bank, F.S.B. with the Bank in 1994. The SAIF deposits are currently assessed at 23 cents per $100 of deposits. However, Congress has been considering a special, one-time assessment on SAIF deposits and a subsequent merger of the SAIF and BIF funds. If enacted, this legislation could result in a material one-time pre-tax charge. The amount of such charge, if any, cannot be determined at this time. Republic is required to reimburse the FDIC for tax benefits received resulting from tax deductions for losses on loans and other real estate owned (OREO) acquired through the acquisition of a failed institution. Republic has remitted amounts it has determined to be due under the terms of the agreement. Republic is involved in discussions with the FDIC concerning interpretations of certain provisions of the agreement and may be required to remit additional payments related to prior years. Management intends to vigorously contest any request by the FDIC for additional payments. While Republic does not believe the outcome will have a material impact on its future results of operations, the ultimate resolution of this matter is unknown. There have been no new developments with respect to this matter during the period.

Other non-interest expense increased $225,000 during the second quarter, 1996 over second quarter, 1995, and 10% for the six months ended June 30, 1996 over the comparable period in 1995. The increase is attributable to legal fees associated with collection efforts on charged off consumer loans, increased state taxes on deposits and professional fees.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when deemed uncollectible. At June 30, 1996, Republic had $383,000 in consumer loans 90 days or more past due compared to $361,000 at December 31, 1995.

Table 5 provides information related to non-performing assets and loans 90 days or more past-due. Accruing loans contractually past due 90 days or more increased from $1.5 million at December 31, 1995 to $3.8 million at June 30, 1996. This rise is attributable to loans secured by commercial real estate. Management anticipates that commercial real estate loans 90 days or more past due will return to prior levels in the near term. While loans past due 90 days or more increased, total non-performing assets increased moderately due to the successful disposition of OREO.


 Table 5 - Non-Performing Assets

                                                      June 30,      December 31,
                                                      1996(1)           1995(1)
(dollars in thousands)
Loans on non-accrual status (2)                            $928         $  742
Loans past due 90 days or more                            3,759          1,463
                                                         ------         ------

Total non-performing loans                                4,687          2,205

Other real estate owned                                       0            552
                                                         ------         ------
Total non-performing assets                              $4,687         $2,757
                                                         ======         ======

Percentage of non-performing loans to total                .66%           .33%
loans
                                                           .50%           .41%
Percentage of non-performing assets to total
loans

(1) The table is exclusive of impaired loans which remained on accrual status as of June 30, 1996. (2) Interest income that would have been earned and received on non-accrual loans was not material.

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount will not be collected. Impaired loans decreased from $3.6 million at December 31, 1995 to $1.6 million at June 30, 1996.

LIQUIDITY

Asset/liability management strategies are designed to ensure safety and soundness, maintain liquidity and regulatory capital standards and achieve an optimal net interest margin. Management monitors interest rate and liquidity risk in relation to prospective market and business conditions and implements appropriate funding and balance sheet strategies. These strategies are designed to maintain liquidity within the Bank's policy guidelines.

In order to maintain an acceptable liquidity position, Republic has established access to additional sources of funding. Substantial resources can be realized from the investment portfolio, of which $43.6 million matures or is putable within one year. These maturing securities can be utilized to provide additional liquidity as needed. Republic's operating centers also provide access to a retail deposit market. In addition, Republic has established lines of credit with various financial institutions which can provide additional funds for liquidity if needed.

CAPITAL

During the second quarter of 1996 Republic purchased 3,286 shares of the Bank's common stock for $4.0 million. This infusion of capital increased the Bank's Tier 1 leverage ratio from 6.7% at December 31, 1995 to 6.8% at June 30, 1996. The Bank intends to maintain a capital position that meets the regulatory definition, as defined by the FDIC, of a "well capitalized" institution. Table 6 below indicates the Bank's capital at June 30, 1996.


Table 6 - Bank Capital Ratios


                                               As of June 30, 1996

                                        Tier I         Tier I         Total
(dollars in thousands)                Risk Based      Leverage      Risk Based
                                    Capital Ratio  Capital Ratio   Capital Ratio

Bank Stockholders' Equity               $61,045        $61,045        $61,045
General Valuation Allowance                                             6,241
   Less:  Goodwill and
           Core Deposit Intangibles         (9)            (9)            (9)
                                        -------        -------         ------

Computed Regulatory Capital             $61,036        $61,036        $67,277
                                        =======        =======        =======

Computed Ratio                            10.6%           6.8%          11.7%

FDIC "Well Capitalized" Ratio              6.0%           5.0%          10.0%
FDIC Minimum Capital Requirements          4.0%           3.0%           8.0%

Kentucky banking regulations limit the amount of dividends that may be paid to Republic by the Bank without prior approval of the Bank's regulatory agency.
Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the Bank's current year's net income, as defined in the regulations, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At June 30, 1996, the Bank had $8.7 million of retained earnings available for payment of dividends.

                          PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K
      A. The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 28.

      B. A Form 8-K dated May 31, 1996 was filed relating to "Item 4. Changes in Registrant's Certifying Accountant." The Form 8-K disclosed that Republic has engaged Crowe Chizek and Company, LLP as its principal accountants.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Republic Bancorp, Inc.
                                  (Registrant)


                               Principal Executive Officer:Bernard M. Trager
Date:8/14/96                                /s/ Bernard M. Trager
                                      Chairman and Chief Executive Officer

                            rincipal Financial Officer:E. William Petter, Jr.

Date:8/14/96                            /S/ E. William Petter, Jr.
                                        Executive Vice President,
                                        Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit              Description                                        Page

11                   Statement Regarding Computation of Per Share         29
                     Earnings

27                   Financial Data Schedule                              30


Exhibit 11.
Statement Regarding Computation of Per Share Earnings in thousands, except per share amounts (unaudited)


                                                 Three Months      SixMonths
                                                Ended June 30,   Ended June 30,

                                                1996    1995     1996    1995
Primary earnings per common share:
  Weighted average common shares outstanding   7,221   7,182    7,221   7,182
  Common stock equivalents due to dilutive
     effect of stock options                      75      84       70      84
  Common stock equivalents due to dilutive
     effect of Convertible Preferred Stock       300     300      300     210
                                              ------  ------   ------ -------
  Average shares and equivalents outstanding   7,596   7,566    7,591   7,476

Net income                                    $  326  $2,053   $2,249  $4,135
Less preferred stock dividends                   106     106      213     152
                                              ------  ------   ------  ------
Income available for common stock                220   1,947    2,036   3,983

Primary net income per share                  $  .03  $  .26   $  .27  $  .53
                                              ======  ======   ======  ======

Fully-diluted earnings per common share:

  Weighted average common shares outstanding   7,221   7,182    7,221   7,182
  Common stock equivalents due to dilutive
    effect of stock options                       75      84       70      84
  Common stock equivalents due to dilutive
    effect of Convertible Preferred Stock        300     300      300     210
                                              ------  ------   ------  ------
  Average shares and equivalents outstanding   7,596   7,566    7,591   7,476


Net income                                      $326  $2,053   $2,249  $4,135
Less preferred stock dividends                   106     106      213     152
                                              ------  ------   ------  ------
Income available for common stock                220   1,947    2,036   3,983

Fully-diluted net income per share            $  .03  $  .26   $  .27  $  .53
                                              ======  ======   ======  ======
