Form 10-Q
period 1996-09-30
REPUBLIC BANCORP INC /KY/
filed 1996-11-14
CIK 921557

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                        FORM 10-Q

(Mark One)

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 -  Act of 1934


                    For the quarterly period ended September 30, 1996

                                          OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                             Commission File Number 33-77324

                                 REPUBLIC BANCORP, INC.
                (Exact name of registrant as specified in its charter)

              Kentucky                                   61-0862051
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

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

                     X Yes  __ No

The number of shares outstanding of the issuer's class of common stock as of the latest practicable date: 6,051,261 shares of Class A Common Stock and 1,170,207 shares of Class B Common Stock as of November 6, 1996.

The Exhibit index is on page 29. This filing contains 33 pages (including this facing sheet).
--------------------------------------------------------------------------------

REPUBLIC BANCORP, INC.
FORM 10-Q

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                           PAGE

Item 1. Financial Statements                                                3
Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              16

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                   29
          Signatures

PART I

ITEM 1

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      1996            1995

ASSETS:
  Cash and cash equivalents:
    Cash and due from banks                                          $22,099          $30,988
    Federal funds sold                                                12,700           44,325
                                                                    --------        ---------

       Total cash and cash equivalents                                34,799           75,313

  Securities to be held to maturity - fair values:
    $157,929 (1996) and $114,749 (1995)                              159,001          114,654
  Loans, less allowance for loan losses of
    $6,241 (1996) and $3,695 (1995)                                  733,809          668,193
  Mortgage loans held for sale                                         4,234            5,988
  Federal Home Loan Bank stock                                         5,452            5,176
  Accrued interest receivable                                          7,731            7,244
  Premises and equipment, net                                         15,261           12,015
  Other assets                                                         3,033            2,764
                                                                    --------        ---------

TOTAL                                                               $963,320         $891,347
                                                                   =========        =========

LIABILITIES:
  Deposits:
    Non-interest bearing                                             $63,029          $63,304
    Interest bearing                                                 676,651          671,139
  Securities sold under agreements to repurchase and
    other short-term borrowings                                       75,522           21,729
  Other borrowed funds                                                76,865           68,063
  Accrued interest payable                                             5,075            4,314
  Other liabilities                                                    7,275            4,296
                                                                   ---------        ---------

       Total Liabilities                                             904,417          832,845
                                                                   ---------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock,  no par value;  authorized,  100,000  shares;
      Series A 8.5% noncumulative convertible, 50,000 shares
      issued and outstanding (liquidation preference $5,000)           5,000            5,000
   Class A Common stock, no par value
   Class B Common stock, no par value                                  3,491            3,491
   Additional paid-in capital                                          6,817            6,817
   Retained earnings                                                  43,595           43,194
                                                                    --------        ---------

      Total stockholders' equity                                      58,903           58,502
                                                                    --------        ---------

TOTAL                                                               $963,320         $891,347
                                                                   =========        =========


See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

                                                             Three Months Ended                  Nine Months Ended
                                                               September 30,                       September 30,

INTEREST INCOME:                                             1996              1995            1996              1995
   Loans, including fees                                    $17,749          $16,137         $52,650           $44,962
   Investment securities and mortgage-backed securities:
      Taxable                                                 2,389            2,100           6,307             5,788
      Non-taxable                                                32               31              96                96
      FHLB dividends                                             90               85             283               247
   Other                                                        438              319           1,079             1,030
                                                            -------           ------         -------           -------
         Total interest income                               20,698           18,672          60,415            52,123
                                                            -------           ------         -------           -------

INTEREST EXPENSE:
   Deposits                                                   9,333            8,914          26,747            23,349
   Short-term borrowings                                        865              260           2,010               768
   Long-term debt                                             1,099              913           3,064             3,258
                                                            -------           ------         -------          --------
         Total interest expense                              11,297           10,087          31,821            27,375
                                                            -------           ------         -------          --------

NET INTEREST INCOME                                           9,401            8,585          28,594            24,748

PROVISION FOR LOAN LOSSES                                     1,625              896           7,259             2,836
                                                            -------          -------         -------          --------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                   7,776            7,689          21,335            21,912
                                                            -------          -------         -------          --------

NON-INTEREST INCOME:
   Service charges on deposit accounts                          759              526           1,853             1,432
   Bank card services                                           180              251             811               866
   Net gain on sale of loans                                    240              341             962               723
   Loan servicing income                                        206              220             622               670
   Other                                                        148              298           1,295             2,015
                                                            -------          -------         -------           -------
         Total non-interest income                            1,533            1,636           5,543             5,706
                                                            -------          -------         -------           -------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                             3,384            2,935           9,782             8,183
   Occupancy and equipment                                    1,688            1,363           4,719             3,918
   Communication and transportation                             415              339           1,145               997
   Marketing and development                                    374              288           1,129               859
   Insurance                                                  2,533              220           3,029               871
   Supplies                                                     246              210             700               665
   Other                                                      1,033              896           3,007             2,696
                                                            -------          -------         -------           -------
         Total non-interest expense                           9,673            6,251          23,511            18,189
                                                            -------          -------         -------           -------


INCOME BEFORE INCOME TAXES                                    (364)            3,074           3,367             9,429

INCOME TAXES                                                    (9)            1,127           1,473             3,347
                                                            -------           ------         -------           -------

NET INCOME                                                  $ (355)          $ 1,947         $ 1,894           $ 6,082
                                                            =======          =======         =======           =======

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                                   $ (.06)          $   .24         $   .22           $   .78
                                                            =======          =======         =======           =======

WEIGHTED AVERAGE SHARES OF
  COMMON STOCK OUTSTANDING                                    7,221            7,194           7,221             7,188
                                                            =======          =======         =======           =======

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (in thousands, except per share data)

                                                                       Common
                                      Preferred                         Stock                    Additional              Total
                                        Stock                Class A               Class B         Paid-in  Retained  Stockholders
                                   Shares    Amount     Shares    Amount      Shares     Amount    Capital  Earnings     Equity

BALANCE January 1, 1996            50,000    $5,000                         1,203,578     $3,491     $6,817    $43,194    $58,502

Stock Dividend                                         6,017,890    $ 0

Conversion of Class B Common
  to Class A Common                                       33,371    $ 0       (33,371)    $    0

Dividend Declared
  Preferred ($2.125 per share)                                                                                    (319)      (319)
  Common:   Class A ($.055 per share)                                                                             (997)      (997)
            Class B ($.050 per share)                                                                             (177)      (177)

Net Income                                                                                                       1,894      1,894
                                   ------    ------    ---------    ----    ---------     ------     ------     ------     ------

BALANCE September 30, 1996         50,000    $5,000    6,051,261    $ 0     1,170,207     $3,491     $6,817    $43,595    $58,903
                                   ======    ======    =========    ====    =========     ======     ======    =======    =======



See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (in thousands)

OPERATING ACTIVITIES:                                                              1996               1995

   Net income                                                                    $ 1,894             $6,082
   Adjustments  to  reconcile  net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization of premises and equipment                       2,382             1,725
     Amortization and accretion of investment securities                            (147)             (316)
     FHLB stock dividends                                                           (276)             (241)
     Provision for loan losses                                                     7,259             2,836
     Net gain on sale of loans                                                      (962)             (723)
     Proceeds from sale of loans                                                  87,380            58,100
     Origination of mortgage loans held for sale                                 (84,664)          (63,990)
     Changes in assets and liabilities:
        Accrued interest receivable                                                 (487)           (1,843)
        Other assets                                                                (269)           (1,142)
        Accrued interest payable                                                     761             1,023
        Other liabilities                                                          2,888             1,961
                                                                                --------          --------

              Net cash provided by (used in) operating activities                 15,759             3,472
                                                                                --------          --------

INVESTING ACTIVITIES:
   Purchases of securities to be held to maturity                               (161,218)          (64,916)
   Proceeds from maturities of securities                                        117,018            40,377
   Net increase in loans                                                         (72,875)          (79,799)
    Proceeds from sales of real estate acquired in settlement of loans                                 227
   Net purchases of premises and equipment                                        (5,628)           (1,478)
                                                                                --------          --------

              Net cash used in investing activities                             (122,703)         (105,589)
                                                                               ---------         ---------

FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                             5,237           110,687
   Net increase in securities sold under agreements to repurchase
      and other short-term borrowings                                             53,793            11,913
   Payments on other borrowings                                                  (31,198)          (18,504)
   Proceeds from other borrowings                                                 40,000
   Purchase and retirement of common stock                                                             (75)
   Sale of common stock                                                                                213
   Sale of preferred stock                                                                           5,000
   Cash dividends paid                                                            (1,402)           (1,156)
                                                                                --------          --------


              Net cash provided by financing activities                           66,430           108,078
                                                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (40,514)             5,961

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    75,313            38,559
                                                                                --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 34,799          $ 44,520
                                                                                ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:

     Interest                                                                   $ 31,060          $ 26,352
                                                                                ========          ========

     Income taxes                                                               $  2,902          $  2,920
                                                                                ========          ========


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic's annual report on Form 10-K for the year ended December 31, 1995.

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

Stock Based Compensation - On January 1, 1996, Republic adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123). This Statement establishes a fair value based method of accounting for stock options and similar equity instruments such as warrants. Companies may either adopt the fair value method of accounting introduced in SFAS No. 123 or continue to apply the intrinsic value method required under current accounting methods. Under current accounting methods, because the exercise price of Republic's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Companies which elect to remain with the current method of accounting must make pro-forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted. The disclosure requirements are not applied in an interim report unless a full set of financial statements are provided.

Current option pricing models, such as the Black-Scholes model, were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Republic's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, management believes the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Accordingly, management has elected to continue applying current accounting guidance.

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


4. SECURITIES TO BE HELD TO MATURITY

                                                                              September 30, 1996
                                                                                (in thousands)

                                                                            Gross         Gross
                                                             Amortized   Unrealized     Unrealized     Estimated
                                                              Cost          Gains         Losses      Fair Value


U.S. Treasury Securities and
   U.S. Government Agencies                                   $153,776       $231         $(1,437)       $152,570
Obligations of state and political subdivisions                  4,544        182              (2)          4,724
Mortgage-backed securities                                         681                        (46)            635
                                                              --------       ----         --------       --------

Total securities to be held to maturity                       $159,001       $413         $(1,485)       $157,929
                                                              ========       ====         ========       ========

Securities to be held to maturity having an amortized cost of $127 million and a fair value of $126 million at September 30, 1996, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.


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
                                                              ========       ====         ========       ========



5.  LOANS

                                                      September 30, 1996       December 31, 1995
                                                                   (in thousands)


          Residential real estate                          $437,395               $371,846
          Commercial real estate                             62,283                 75,648
          Real estate construction                           32,721                 31,230
          Commercial                                         23,589                 21,042
          Consumer                                           99,655                 98,730
          Home equity                                        58,607                 48,244
          Credit card                                        23,980                 25,581
          Other                                               4,316                  3,424
                                                            --------              --------

                Total loans                                 742,546                675,745
                                                            --------              --------
          Less:
             Unearned interest income and
                unamortized loan fees                         2,496                  3,857
             Allowance for loan losses                        6,241                  3,695
                                                            -------               --------

          Loans, net                                       $733,809               $668,193
                                                           ========               ========

The following table sets forth the changes in the allowance for loan losses:

                                                                     Three Months Ended,         Nine Months Ended,
                                                                        September 30               September 30
                                                                     1996          1995          1996         1995
                                                                                     (in thousands)

          Balance, beginning of period                             $6,241        $3,052        $3,695       $1,827
           Provision charged to income                              1,625           896         7,259        2,836
           Charge-offs                                             (1,995)         (625)       (5,156)      (1,365)
           Recoveries                                                 370            33           443           58
                                                                  -------        ------       -------      --------

           Balance, end of period                                 $ 6,241        $3,356        $6,241       $3,356
                                                                  =======        ======        ======       ======

Information about Republic's investment in impaired loans is as follows:

                                                          September 30, 1996       December 31, 1995
                                                                        (in thousands)

Gross impaired loans                                            $1,638                  $4,064
Less:  Related allowances for loan losses                          100                     589
                                                                 ------                 ------

Net impaired loans with related allowances                       1,538                   3,475
Impaired loans with no related allowances                            0                      87
                                                                 ------                 ------

Total                                                           $1,538                  $3,562
                                                                =======                 ======

Average impaired loans outstanding                              $1,638                  $3,432
                                                                =======                 ======



6.  INTEREST BEARING DEPOSITS

                                                                        September 30, 1996       December 31, 1995
                                                                                      (in thousands)
          Demand (NOW, Super NOW and Money Market):                             $99,644               $103,744
          Savings                                                                14,968                 15,395
          Money market certificates of deposit                                   66,334                 58,599
          Individual retirement accounts                                         35,298                 34,275
          Certificates of deposit, $100,000 and over                             59,296                 55,708
          Other certificates of deposit                                         351,005                355,344
          Brokered deposits                                                      50,106                 48,074
                                                                               --------               --------

                Total interest bearing deposits                                $676,651               $671,139
                                                                               ========               ========

7.  SHORT-TERM BORROWINGS

Short-term borrowings consist of repurchase agreements and overnight liabilities to deposit customers arising from a cash management program offered by Republic. While effectively deposit equivalents, such arrangements are in the form of repurchase agreements. The repurchase agreements are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. Balances as of and for the nine months ended September 30, 1996:
                                                          (dollars in thousands)

          Average outstanding balance                               $61,272
          Average interest rate                                       4.37%
          Maximum outstanding at month end                         $102,515

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


                                                               Three months ended September 30, 1996
                                                                          (in thousands)

                                                      Mortgage      Republic
                                          Bank        Banking        Bancorp       Eliminations       Consolidated

Interest income:
    Unaffiliated customers               $ 20,585      $   104       $    9                             $ 20,698
    Intersegment                               83                                    $  (83)
                                         --------      -------       ------          -------

Total interest income                      20,668          104            9             (83)              20,698
                                         --------      -------       ------          -------            --------

Interest expense:
    Unaffiliated customers                 11,254                        43                               11,297
    Intersegment                                9           74                          (83)
                                         --------      -------       ------          -------

Total interest expense                     11,263           74           43             (83)              11,297
                                         --------      -------       ------          -------            --------

Net interest income                         9,405           30         (34)                                9,401

Provision for loan losses                   1,625                                                          1,625

Non-interest income                         1,103          430                                             1,533

Non-interest expense                        9,378          311         (16)                                9,673
                                         --------      -------       ------                             --------

Income (loss) before income taxes        $  (495)      $   149       $ (18)          $    0
                                         ========      =======       ======       =========

Identifiable assets                      $958,770      $ 4,529     $963,320       $(963,299)            $963,320
                                         ========      =======     ========       ==========            ========

Depreciation and amortization
    of premises and equipment            $    819      $    21                                          $    840
                                         ========      =======                                          ========

Capital expenditures                     $  2,334      $     2                                          $  2,336
                                         ========      =======                                          ========





                                                               Three months ended September 30, 1995
                                                                        (in thousands)

                                                        Mortgage      Republic
                                           Bank         Banking        Bancorp      Eliminations     Consolidated

Interest income:
    Unaffiliated customers               $ 18,472      $   153       $   47                             $ 18,672
    Intersegment                              167                                    $ (167)
                                         --------      -------       ------          -------

Total interest income                      18,639          153           47            (167)              18,672
                                         --------      -------       ------          -------            --------

Interest expense:
    Unaffiliated customers                 10,034                        53                               10,087
    Intersegment                               47          120                         (167)
                                         --------      -------       ------          -------

Total interest expense                     10,081          120           53            (167)              10,087
                                         --------      -------       ------          -------            --------

Net interest income                         8,558           33          (6)                                8,585

Provision for loan losses                     896                                                            896

Non-interest income                         1,137          499                                             1,636

Non-interest expense                        5,980          262            9                                6,251
                                         --------      -------       ------                             --------

Income (loss) before
income taxes                             $  2,819      $   270       $ (15)          $     0            $  3,074
                                         ========      =======       ======          =======            ========

Identifiable assets                      $845,628      $ 7,503     $853,153       $(853,131)            $853,153
                                         ========      =======     ========       ==========            ========

Depreciation and amortization
    of premises and equipment            $    578      $    30                                          $    608
                                         ========      =======                                          ========

Capital expenditures                     $    693      $    12                                          $    705
                                         ========      =======                                          ========







                                                                  Nine months ended September 30, 1996
                                                                          (in thousands)

                                                      Mortgage      Republic
                                          Bank        Banking        Bancorp       Eliminations       Consolidated

Interest income:
    Unaffiliated customers               $ 59,864      $   445       $  106                             $ 60,415
    Intersegment                              440                                    $ (440)
                                         --------      -------       ------          -------

Total interest income                      60,304          445          106            (440)              60,415
                                         --------      -------       ------          -------            --------

Interest expense:
    Unaffiliated customers                 31,696                       125                               31,821
    Intersegment                              106          334                         (440)
                                         --------      -------       ------          -------

Total interest expense                     31,802          334          125            (440)              31,821
                                         --------      -------       ------          -------            --------

Net interest income                        28,502          111         (19)                               28,594

Provision for loan losses                   7,259                                                          7,259

Non-interest income                         4,082        1,461                                             5,543

Non-interest expense                       22,588          899           24                               23,511
                                         --------      -------       ------                             --------

Income (loss) before
income taxes                             $  2,737      $   673       $ (43)          $     0            $  3,367
                                         ========      =======       ======          =======            ========

Identifiable assets                      $958,770      $ 4,529     $963,320       $(963,299)            $963,320
                                         ========      =======     ========       ==========            ========

Depreciation and amortization
    of premises and equipment            $  2,316      $    66                                          $  2,382
                                         ========      =======                                          ========

Capital expenditures                     $  5,612      $    16                                          $  5,628
                                         ========      =======                                          ========






                                                                Nine months ended September 30, 1995
                                                                         (in thousands)

                                                      Mortgage      Republic
                                          Bank        Banking        Bancorp       Eliminations       Consolidated

Interest income:
    Unaffiliated customers               $ 51,567      $   442       $  114                             $ 52,123
    Intersegment                              472                                    $ (472)
                                         --------      -------       ------          -------

Total interest income                      52,039          442          114            (472)              52,123
                                         --------      -------       ------          -------            --------

Interest expense:
    Unaffiliated customers                 27,205                       170                               27,375
    Intersegment                              114          358                       $ (472)
                                         --------      -------       ------          -------

Total interest expense                     27,319          358          170            (472)              27,375
                                         --------      -------       ------          -------            --------

Net interest income                        24,720           84         (56)                               24,748

Provision for loan losses                   2,836                                                          2,836

Non-interest income                         4,382        1,324                                             5,706

Non-interest expense                       17,379          795           15                               18,189
                                         --------      -------       ------                             --------

Income (loss) before
income taxes                             $  8,887      $   613       $ (71)          $     0            $  9,429
                                         ========      =======       ======          =======            ========

Identifiable assets                      $845,628      $ 7,503     $853,153       $(853,131)            $853,153
                                         ========      =======     ========       ==========            ========

Depreciation and amortization
    of premises and equipment            $  1,630      $    95                                          $  1,725
                                         ========      =======                                          ========

Capital expenditures                     $  1,464      $    14                                          $  1,478
                                         ========      =======                                          ========

                                     PART I

                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic, headquartered in Louisville, Kentucky, was incorporated on January 2, 1974. The Bank is a commercial banking and trust corporation organized and chartered under the laws of the Commonwealth of Kentucky. The Bank is also headquartered in Louisville, Kentucky and provides banking services through twenty banking centers throughout Kentucky. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities and trust services. The Bank's lending services include the making of real estate, commercial, consumer and credit card loans and its operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. Regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), Federal Reserve Bank and the Kentucky Department of Financial Institutions. In assets, the Bank is the sixth largest FDIC-insured commercial bank in Louisville, Kentucky and the ninth largest FDIC-insured commercial bank in Kentucky.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1996
AND DECEMBER 31, 1995

Overview. Republic's total assets were $963.3 million at September 30, 1996, compared to $891.3 million at December 31, 1995, an increase of 8%. The growth was primarily attributable to continued market loan demand.

Cash and cash equivalents. The cash and cash equivalents decreased from $75.3 million at December 31, 1995 to $34.8 million at September 30, 1996. Cash and due from banks decreased $8.9 million, while federal funds sold decreased $31.6 million. These decreases resulted from funding increased loan demand and investment in Republic's securities portfolio.

Securities to be held to maturity. Securities increased from $114.7 million at December 31, 1995, to $159.0 million at September 30, 1996. The increase in investment securities was attributable to management's decision to transfer cash into higher yielding investment securities. The investment portfolio consists primarily of U. S. Treasury and U.S. Government Agencies with a range of maturities, none of which exceed ten years. Republic maintains a conservative interest rate risk strategy in that 90% of the portfolio matures within 5 years. Funds provided by maturing securities throughout the nine month period ended September 30, 1996 were primarily used to purchase replacement securities. No investment securities were sold prior to maturity through September 30, 1996.

Loans. Net loans increased $65.6 million to $733.8 million at September 30, 1996, compared to $668.2 million at December 31, 1995. The increase in net loans was led by residential lending which has increased 18% since December 31, 1995. Residential real estate loans increased due to Republic's market presence and sustained customer demand. In recent periods, Republic has experienced strong overall loan growth throughout its markets. If current interest rates remain stable or decline, Republic anticipates continued residential loan growth throughout the remainder of 1996.

Republic's unsecured consumer loan portfolio ("All Purpose", "Pre-Approved", and "Bankcard") decreased marginally from $88.3 million at December 31, 1995 to $84.7 million at September 30, 1996. This decrease reflects management's intention to limit the growth of the unsecured consumer portfolio. Republic's "All Purpose" loans, with total outstandings of $24.4 million at September 30, 1996, are originated through Republic's retail operating units. This product has an average loan amount of $8,000 and an average annual percentage rate of 17.32% with a standard maximum maturity of 5 years. "Pre-Approved" loans, with total outstandings of $36.3 million at September 30, 1996, were delivered through direct mail, targeting customers both in and outside of Republic's traditional Kentucky markets. The "Pre-Approved" product has an average loan amount of $7,800 and an average annual percentage rate of 14.29% with a standard maximum maturity of 5 years. Republic's "Bankcard" program, with total outstandings of $24.0 million at September 30, 1996, has an average loan amount of $2,518 and an average annual percentage rate of 13.35%.

Allowance and Provision for Loan Losses. The allowance for loan losses increased from $3.7 million at December 31, 1995 to $6.2 million at September 30, 1996. The increase is primarily attributable to charge-off experience and anticipated losses in the unsecured consumer loan portfolio. The additions to the allowance have increased Republic's allowance for loans losses to total loan ratio to .84% at September 30, 1996 up from .55% at December 31, 1995.

The provision for loan losses was $1.6 million in third quarter, 1996, compared to $896,000 in third quarter 1995. Net charge-offs increased $1.0 million during third quarter 1996 over third quarter 1995. Republic's unsecured consumer loan portfolio accounted for 99% of total charge-offs in the third quarter of 1996.

Similarly, the provision for loan losses was $7.3 million for the nine months ended September 30, 1996, compared to $2.8 million for the nine months ended September 30, 1995. Net charge-offs increased $3.4 million during nine months ended September 30, 1996 over the comparable period in 1995. Republic's unsecured consumer loan portfolio accounted for 97% of total charge-offs through September 30, 1996. The charge-offs in the unsecured portfolio were principally comprised of $2.1 million in the "All-Purpose" program and $1.5 million in the "Pre-Approved" program. As a result of increasing charge-offs, management has continued to limit the growth of the unsecured consumer loan portfolio by tightening the underwriting standards for the "All-Purpose" program and eliminating any direct mail offers during the period under the "Pre-Approved" loan program. These actions are expected to improve the average credit quality of these loan programs and gradually reduce the level of charge-offs. Republic also experienced charge-offs in its "Bank card" program of $1.1 million for the nine months ended September 30, 1996, compared to $612,000 for the comparable period in 1995. Management anticipates that the charge-offs in the unsecured consumer loan portfolio may continue at or near recent levels, and believes, based on information presently available, that it has adequately provided for these losses as of September 30, 1996. Future adjustments, which could be material, may be necessary if the portfolio's performance differs from management's estimates.

Table 1 below depicts the allowance activity by loan type for the three months and nine months ended September 30, 1996 and 1995.


Table 1 - Summary of Loan Loss Experience

                                             Three Months Ended                 Nine Months Ended
                                                September 30,                     September 30,

(in thousands)                                1996         1995                 1996         1995


Allowance For Loan Losses
   Balance Beginning of Period              $6,241       $3,052               $3,695        $1,827

   Charge-offs:
     Real Estate                                14            0                  154           313
     Commercial                                  1            7                   14            12
     Consumer                                1,980          618                4,988         1,040
                                            ------       ------               ------        ------
       Total                                 1,995          625                5,156         1,365
                                            ------       ------               ------        ------

   Recoveries:
     Real Estate                               288           22                  290            22
     Commercial
     Consumer                                   82           11                  153            36
                                            ------       ------               ------        ------
       Total                                   370           33                  443            58
                                            ------       ------               ------        ------
    Net charge-offs:                         1,625          592                4,713         1,307

   Provision For Loan Losses                 1,625          896                7,259         2,836
                                            ------       ------               ------        ------

Allowance For Loan Losses
   End of Period                            $6,241       $3,356               $6,241        $3,356
                                            ======       ======               ======        ======


Premises and Equipment, net. Premises and equipment increased from $12.0 million at December 31, 1995 to $15.3 million at September 30, 1996. The increase resulted from the addition of four new banking centers and continued technology enhancements. The technology enhancements included expansion and updating of the Bank's personal computer network, teller automation and telecommunication system improvements.

Deposits. Total deposits remained constant at $739.7 million at September 30, 1996, compared to $734.4 million at December 31, 1995. Republic plans to emphasize its deposit gathering initiatives while also implementing programs to maximize retention of maturing rate-sensitive deposits through aggressive pricing strategies and new products.

Securities Sold Under Agreements to Repurchase and Other Short Term Borrowings. Short term borrowings increased from $21.7 million at December 31, 1995 to $75.5 million at September 30, 1996. The change was primarily due to increased deposits provided by public sector enterprises and other similar funding relationships. Management intends to develop additional public sector relationships which will result in further increases in short term borrowings, if achieved. (See Note 7 of Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

Overview. For the three months ended September 30, 1996, Republic reported a net loss of $355,000, or $(.06) per share compared to net income of $1.9 million, or $.24 per share, for the third quarter of 1995. Earnings for the third quarter 1996 produced an annualized return on average assets of (.14)% and a return on average stockholders' equity of (2.37)%, compared to returns of .93% and 14.25%, respectively, for the comparable period in 1995. For the nine months ended September 30, 1996, net income was $1.9 million compared to $6.1 million for the same period in 1995.

During the third quarter of 1996, Republic was subject to a one-time $2.3 million Savings Association Insurance Fund (SAIF) assessment. Excluding this one-time charge, net income for the three months ended September 30, 1996 and 1995 remained constant at $1.9 million. Earnings for the third quarter 1996 would have produced an annualized return on average assets of .49% and a return on average stockholders' equity of 7.61%. For the nine months ended September 30, 1996, excluding the one-time charge, net income would have been $3.4 million compared to $6.1 million for the same period in 1995.

Net Interest Income. For third quarter 1996, net interest income was $9.4 million, up 9% over the $8.6 million attained during third quarter 1995. This increase was primarily attributable to Republic's continued loan growth, particularly residential real estate loans. During the third quarter 1996, average interest-earning assets were $922 million, an increase of $119 million over third quarter 1995. The yield on average interest-earning assets decreased from 9.30% during third quarter of 1995 to 8.98% during third quarter of 1996. Total average interest bearing liabilities increased from $717 million in the third quarter of 1995 to $833 million in the third quarter of 1996. The cost of average interest-bearing liabilities decreased from 5.63% during third quarter of 1995 to 5.42% in the third quarter of 1996, as higher cost deposits matured. Overall, the net interest rate spread decreased from 3.67% during third quarter of 1995 to 3.56% in the comparable quarter of 1996. The Bank's net interest margin decreased from 4.28% in third quarter 1995 to 4.08% in third quarter 1996. The decrease in the net interest spread and margin is attributable to the growth in the mortgage loan portfolio along with a reduction in the higher yielding consumer portfolio. Additionally, the net interest margin was negatively impacted by the growth in interest earning assets over interest bearing liabilities for the three months ended September 30, 1996 compared to the three months ended September 30, 1995.

Net interest income for the nine months ended September 30, 1996 was $28.6 million, up $3.9 million from $24.7 million during the nine months ended September 30, 1995. When comparing the respective nine month periods, average earning assets grew by $109.8 million in 1996 and average interest bearing liabilities increased $106.2 million. The rise in net interest income in 1996 is primarily due to the increase in the Bank's residential loan portfolio.

The Bank's exposure to changes in interest rates is managed by maintaining a balance between interest-earning assets and interest-bearing liabilities which are expected to mature or are sensitive to interest rate changes. At September 30, 1996, the Bank's exposure to changes in interest rates reflected a one year positive gap of $12.5 million compared to a one year positive gap of $12.3 million at December 31, 1995.

Tables 2 and 3 on pages 21 and 22 provides detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the three and nine months ended September 30, 1996 and 1995.

         Table 2 - Average Balance Sheet and Average Rates - for Third Quarter, 1996 and 1995 (in thousands)


                                              Three Months Ended September 30, 1996         Three Months Ended September 30, 1995
                                                Average                Average                   Average                 Average
                                                Balance   Interest    Rate (4)                   Balance   Interest      Rate (4)
 ASSETS:
 Earning Assets:
 US Treasury and US
 Government Agency Securities                  $150,513     $2,315       6.15%                  $120,614     $2,022        6.71%

 State and Political
 Subdivision Securities                           4,513         97       8.60%                     4,656         98        8.42%

 Other Investment Securities                      5,444         91       6.69%                     5,082         86        6.77%

 Mortgage-Backed Securities                         696          8       4.60%                       783         10        5.11%

 Federal Funds Sold                              32,809         38       5.34%                    21,550        319        5.92%

 Total Loans and Fees (1)                       728,228     17,749       9.75%                   650,243     16,137        9.93%
                                                -------     ------       ----                    -------     ------        -----
 Total Earning Assets                           922,203     20,698       8.98%                   802,928     18,672        9.30%

 Less:  Allowance
 for Loan Losses                                 (6,241)                                          (3,228)

 Non-Earning
 Assets:

 Cash and Due From
 Banks                                           21,525                                           16,188

 Bank Premises and
 Equipment, Net                                  14,562                                           11,288

 Other Assets                                    11,211                                           12,106
                                               ---------                                         --------
   Total Assets                                $963,260                                          $839,282
                                               =========                                         ========
 LIABILITIES AND STOCK-
 HOLDERS' EQUITY:

 Interest Bearing Liabilities

 Transaction Accounts                          $147,144     $1,390       3.78%                  $139,674     $1,301        3.73%

 Money Market Accounts                           36,556        439       4.80%                    20,805        247        4.75%

 Individual Retirement
 Accounts                                        35,351        543       6.14%                    32,823        528        6.43%

 Certificates of Deposits and
 Other Time Deposits                            464,602      6,961       5.99%                   437,693      6,838        6.25%

 Federal Funds Purchased and
 Other Borrowings                               149,621      1,964       5.25%                    85,541      1,173        5.49%
                                                -------     ------       ----                    -------     ------        -----
 Total Interest Bearing
 Liabilities                                    833,274     11,297       5.42%                   716,536     10,087        5.63%

 Non-Interest Bearing
 Liabilities:

 Non-Interest Bearing
 Deposits                                        59,891                                           56,205

 Other Liabilities                               10,426                                           11,884

 Stockholders'
 Equity                                          59,669                                           54,657

   Total Liabilities and Stock-                --------                                         ---------
   holders' Equity                             $963,320                                         $839,282
                                               ========                                         =========

 Net Interest
 Income                                                    $9,401                                             $8,585
                                                           ======                                             ======
 Net Interest
 Spread (2)                                                             3.56%                                              3.67%
                                                                        =====                                              =====
 Net Interest
 Margin (3)                                                             4.08%                                              4.28%
                                                                        =====                                              ======



For purposes of these calculations, non-accruing loans are included in the quarterly average loan amounts outstanding.
(1) The amount of fees included in Interest on loans was $103,243 and $156,668 for the three months ended September 30, 1996 and 1995, respectively.
(2) Net interest spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3) Net interest margin represents net intere4st income divided by average interest-earning assets.
(4) For purposes of calculating these figures, all interest income and interest costs are annualized.


Table 3 - Average Balance Sheet and Average Rates - for Nine Months, 1996 and 1995 (in thousands)



                              Nine Months Ended September 30, 1996                Nine Months Ended September 30, 1995
                                 Average                Average                      Average               Average
                                 Balance    Interest    Rate (4)                     Balance   Interest    Rate (4)
ASSETS:
Earning Assets:
US Treasury and US
Government Agency Securities     $130,472      $6,077        6.21%                  $116,120      $5,554        6.38%

State and Political
Subdivision Securities              4,580         293        8.53%                     4,708         297        8.41%

Other Investment Securities         5,351         288        7.18%                     5,018         250        6.64%

Mortgage-Backed Securities            715          28        5.22%                       809          30        4.94%

Federal Funds Sold                 26,980       1,079        5.33%                    23,101       1,030        5.94%

Total Loans and Fees (1)          711,753      52,650        9.86%                   620,271      44,962        9.67%
                                  -------      ------        -----                   -------      ------        -----
Total Earning Assets              879,851      60,415        9.16%                   770,027      52,123        9.03%

Less:  Allowance
for Loan Losses                    (4,924)                                            (2,534)

Non-Earning
Assets:

Cash and Due From
Banks                              20,292                                             15,836

Bank Premises and
Equipment, Net                     13,637                                             11,325

Other Assets                       10,470                                             10,873
                                 --------                                           --------
     Total Assets                $919,326                                           $805,527
                                 ========                                           ========
LIABILITIES AND STOCK-
HOLDERS' EQUITY:

Interest Bearing Liabilities

Transaction Accounts             $148,927      $3,941        3.53%                  $145,543      $3,851        3.53%

Money Market Accounts              33,905       1,136        4.47%                    16,903         581        4.58%

Individual Retirement
Accounts                           34,764       1,618        6.21%                    30,076       1,402        6.22%

Certificates of Deposits and
Other Time Deposits               443,078      20,052        6.03%                   399,484      17,515        5.85%

Federal Funds Purchased and
Other Borrowings                  131,446       5,074        5.15%                    93,960       4,026        5.71%
                                  -------      ------        -----                   -------      ------        -----
Total Interest Bearing
Liabilities                       792,120      31,821        5.36%                   685,966      27,375        5.32%

Non-Interest Bearing
Liabilities:

Non-Interest Bearing
Deposits                           59,082                                             53,571

Other Liabilities                   8,513                                             11,730

Stockholders'
Equity                             59,611                                             54,260

  Total Liabilities and Stock-   --------                                           --------
  holders' Equity                $919,326                                           $805,527
                                 ========                                           ========

Net Interest
Income                                        $28,594                                            $24,748
                                              =======                                            =======
Net Interest
Spread (2)                                                   3.80%                                              3.71%
                                                             =====                                              =====
Net Interest
Margin (3)                                                   4.33%                                              4.29%
                                                             =====                                              =====



For purposes of these calculations, non-accruing loans are included in the quarterly average loan amounts outstanding.
(1) The amount of fees included in Interest on loans was $419,099 and $445,961 for the nine months ended September 30, 1996 and 1995, respectively.
(2) Net interest spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.
(4) For purposes of calculating these figures, all interest income and interest costs are annualized.


Table 4 - Volume/Rate Variance Analysis(in thousands)

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.



                                   Three Months Ended September 30, 1996               Nine Months Ended September 30, 1996
                           Compared to Three Months Ended September 30, 1995      Compared to Nine Months Ended September 30, 1995
                                               Increase/(Decrease)                            Increase/(Decrease)
                                                    Due To                                         Due To
                                    Total Net                                    Total Net
                                     Change          Volume         Rate           Change          Volume          Rate

Interest Income (1):

US Treasury and
Government Agency Securities           $293            $501         ($208)            $523           $686          ($163)

State and Political
Subdivision Securities                 (1)              (3)            2               (4)            (8)             4

Other Investment Securities             5                6            (1)              38             17             21

Mortgage-Backed Securities             (2)              (1)           (1)              (2)            (3)             1

Federal Funds Sold                    119              167           (48)              49            173           (124)

Total Loans and Fees                1,612            1,935          (323)           7,688          6,631          1,057
                                    -----            -----          -----           -----          -----          -----
   Net Change in Interest Income    2,026            2,605          (579)           8,292          7,496            796
                                    -----            -----          -----           -----          -----          -----
Interest Expense:

Interest Bearing
Transaction Accounts                   89              70             19               90             90              0

Money Market Accounts                 192             187              5              555            584           (29)

Individual Retirement Accounts            15              41            (26)             216            312           (96)

Certificates of Deposit and
Other Time Deposits                   123             420           (297)           2,537          1,911            626

Repo's, Federal Funds Purchased
and Other Borrowings                  791             879            (88)           1,048          1,606          (558)
                                    -----           -----           -----           -----          -----          -----
     Net Change in Interest         1,210           1,597           (387)           4,446          4,503           (57)
                                    -----           -----           -----           -----          -----          -----
Increase in
Net Interest Income                  $816          $1,008          ($192)          $3,846         $2,993           $853
                                    =====          ======          ======          ======         ======          =====



(1) Interest income for loans on non-accrual status have been eliminated from revenues.


Non-Interest Income. Non-interest income was $1.5 million during third quarter 1996, down from $1.6 million during third quarter of 1995. Non-interest income decreased $163,000 to $5.5 million for the nine months ended September 30, 1996 compared to the same period in 1995. Service charges on deposit accounts rose 44% in third quarter 1996 over third quarter 1995, and increased 29% for the nine months ended September 30, 1996. During 1996 management restructured its service charges on deposit accounts and improved collection activities, resulting in the increased fee income. Other non-interest income declined as a result of reduced insurance commissions as Republic limited new originations in its consumer loan portfolio. The decrease in other non-interest income for the nine month period ended 1996 resulted primarily from a one-time gain of $738,000 for the reversal of previously expensed legal matters during the second quarter of 1995 as well as lower insurance commission income.

Income from mortgage banking, a component of non-interest income, includes proceeds from the sale of loans in the secondary market and servicing income. Gain on sale of loans decreased 30% in third quarter 1996 from third quarter 1995. Republic's net gain on sale of loans decreased due to reduced margins. For the nine months ended September 30, 1996, Republic's net gain on sale of loans increased 33%. The overall increase in gain on sale of loans for the nine months ended 1996 was attributable to increased sales volume. Loan servicing income declined slightly for the three months ended 1996 and 1995, while decreasing 7% for the nine months ended September 30, 1996 from the comparable 1995 period. The decrease was attributable to a decline in the servicing portfolio due to normal payoff activity and the sale of loans on the secondary market with servicing released.

Non-Interest Expense. Total non-interest expense was $9.7 million in third quarter 1996, compared to $6.3 million for third quarter 1995, an increase of 55%. Non-interest expense increased 29% from $18.2 million for the nine months ended September 30, 1995, compared to $23.5 million for the comparable period in 1996. The increase for the three months and nine months ended September 30, 1996 was primarily attributable to the one-time SAIF assessment and costs associated with Republic's expansion efforts. Management anticipates that non-interest expense will continue to increase in the near term due to continued franchise growth and expansion. Exclusive of the one-time SAIF assessment, non-interest expense increased $1.1 million in third quarter 1996 and $3.0 million for the nine months ended September 30, 1996.

Salary and employee benefit expense increased 15% for the third quarter 1996 over third quarter, 1995, and 20% for the nine months ended September 30, 1996 over the comparable 1995 period due to staff additions and annual merit increases. Republic's staffing level rose to 414 full-time equivalent employees (FTE's) at September 30, 1996, compared to 350 FTE's at September 30, 1995. The increase in staffing was prompted by the Bank's expansion activities during 1996 as well as additional staffing in operational areas needed to support strong loan demand.

Occupancy and equipment expense increased 24% in third quarter 1996, over third quarter 1995. This expense increased from $3.9 million for the nine months ended September 30, 1995 to $4.7 for the comparable period in 1996. The increase was primarily due to depreciation expenses associated with new technology enhancements for lending and customer support systems. The increase is also due to the opening of three additional banking centers during the third quarter of 1996. Management intends to continue its expansion plans by adding one additional banking center during the remainder of 1996, subject to regulatory approval. Management anticipates that Republic's expansion plans and continued technology enhancements will result in an increased occupancy and equipment expense level during the remainder of 1996 and into 1997.

Insurance expense increased $2.3 million from third quarter 1995 to third quarter 1996. This increase is principally a result of the federally mandated one-time assessment on the Bank's SAIF deposits in the amount of $2.3 million. Approximately 45% of the Bank's deposits are insured by the FDIC's Bank Insurance Fund (BIF). The remaining 55% are insured by the FDIC's Savings Association Insurance Fund (SAIF) resulting from the Bank's merger with Republic Savings Bank, F.S.B.. The recent legislation which mandated the one-time SAIF assessment provided for a future ongoing reduction in the FDIC's insurance rate premiums on SAIF insured deposits. Management anticipates that Republic will ultimately recapture the charge attributable to the one-time SAIF assessment through a reduction of the FDIC's insurance rate premiums from their current levels.

Other non-interest expense increased $137,000 during the third quarter 1996 over third quarter 1995, and $311,000 for the nine months ended September 30, 1996 over the comparable period in 1995. The increase is attributable to higher state taxes on deposits and professional fees.

Republic is required to reimburse the FDIC for tax benefits received resulting from tax deductions for losses on loans and other real estate owned (OREO) acquired through the acquisition of a failed institution. Republic has remitted to the FDIC the amounts it has determined to be due under the terms of the agreement with the FDIC. Republic is involved in discussions with the FDIC concerning interpretations of certain provisions of the agreement and may be required to remit additional payments related to prior years. Management intends to vigorously contest any request by the FDIC for additional payments. There have been no new developments with respect to this matter during the period.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due and are deemed uncollectible. At September 30, 1996, Republic had $598,000 in consumer loans 90 days or more past due compared to $361,000 at December 31, 1995.

Table 5 provides information related to non-performing assets and loans 90 days or more past-due. Accruing loans contractually past due 90 days or more increased from $1.5 million at December 31, 1995 to $2.4 million at September 30, 1996. This rise is primarily attributable to loans secured by residential real estate. Management does not consider this increase to be material in relation to the total outstanding balance of the residential loan portfolio. While loans on non-accrual status and loans past due 90 days or more increased by $1.2 million from December 31, 1995 to September 30, 1996, total non-performing assets increased moderately due to minimal OREO levels.


 Table 5 - Non-Performing Assets
                                                                 September 30,           December 31,
                                                                    1996(1)                1995(1)
(dollars in thousands)

Loans on non-accrual status (2)                                     $1,022                $  742
Loans past due 90 days or more                                       2,371                 1,463
                                                                    ------                 -----

Total non-performing loans                                           3,393                 2,205

Other real estate owned                                                  0                   552
                                                                    ------                ------
Total non-performing assets                                         $3,393                $2,757
                                                                    ======                ======

Percentage of non-performing loans to total loans                     .46%                  .33%

Percentage of non-performing assets to total loans                    .46%                  .41%


(1) The table is exclusive of impaired loans which remained on accrual status as of September 30, 1996.
(2) Interest income that would have been earned and received on non-accrual loans was not material.


Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount will not be collected. Impaired loans decreased from $3.6 million at December 31, 1995 to $1.5 million at September 30, 1996.

LIQUIDITY

Republic has established access to various sources of funding alternatives if needed for liquidity. Substantial resources can be realized from the investment portfolio, of which $43.6 million matures or is putable within one year. These maturing securities can be utilized to provide liquidity as needed. Republic's banking centers also provide access to a retail deposit market. In addition, Republic has established lines of credit with various financial institutions which can provide additional funds for liquidity if needed.

Asset/liability management strategies are designed to ensure safety and soundness, maintain liquidity and regulatory capital standards and achieve an acceptable net interest margin. Management regularly monitors interest rate and liquidity risk in relation to prospective market and business conditions and implements appropriate funding and balance sheet strategies accordingly.

CAPITAL

The Bank intends to maintain a capital position that meets the regulatory definition, as defined by the FDIC, of a "well capitalized" institution. Table 6 below indicates the Bank's capital at September 30, 1996.





Table 6 - Bank Capital Ratios


                                                                       As of September 30, 1996

                                                            Tier I                Tier I                Total
(dollars in thousands)                                    Risk Based         Leverage Capital        Risk Based
                                                         Capital Ratio            Ratio                Capital
                                                                                                        Ratio

Bank Stockholders' Equity                                   $60,110               $60,110              $60,110
General Valuation Allowance                                                                              6,241
 Less:  Goodwill and Core
        Deposit Intangibles                                       9                     9                    9
                                                            -------               -------              -------
Computed Regulatory Capital                                 $60,101               $60,101              $66,342
                                                            =======               =======              =======

Computed Ratio                                               10.1%                  6.2%                11.1%

FDIC "Well Capitalized" Ratio                                 6.0%                  5.0%                10.0%
FDIC Minimum Capital Requirements                             4.0%                  4.0%                 8.0%



Kentucky banking regulations limit the amount of dividends that may be paid to Republic by the Bank without prior approval of the Bank's regulatory agency. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the Bank's current year's net income, as defined in the regulations, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At September 30, 1996, the Bank had $7.7 million of retained earnings available for payment of dividends.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125). SFAS No. 125 provides new guidance for determining the circumstances under which transfers of financial assets are considered sales or financings and extends the accounting guidance of SFAS No. 122 for accounting for mortgage servicing rights to all servicing rights and liabilities. Under this standard, accounting for transfers of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.

This statement is effective for fiscal years beginning after December 31, 1996 and early adoption is not permitted. The FASB is currently considering a proposal to delay the implementation date of certain sections of the standard. Management has not yet determined the impact of SFAS No. 125 on Republic's financial statements.

                                            PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    A. The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 31.

    B. No reports on Form 8-K have been filed during the quarter for which the report is filed.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Republic Bancorp, Inc.
                                    (Registrant)


                                           Principal Executive Officer:

Date: 11/14/96                             /s/ Bernard M. Trager
                                           Bernard M. Trager
                                           Chairman and Chief Executive Officer

                                           Principal Financial Officer:

Date: 11/14/96                             /s/ E. William Petter, Jr.
                                           E. William Petter, Jr.
                                           Executive Vice President,
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit          Description                                             Page

11               Statement Regarding Computation of Per Share              32
                 Earnings

27               Financial Data Schedule                                   33

Exhibit 11.
Statement Regarding Computation of Per Share Earnings in thousands, except per share amounts (unaudited)


                                                                          Three Months             Nine Months
                                                                       Ended September. 30,    Ended September 30,

                                                                        1996        1995         1996        1995

Primary earnings per common share:
  Weighted average common shares outstanding                           7,221       7,194        7,221       7,188
  Common stock equivalents due to dilutive
     effect of stock options                                             130          78           97          84
  Common stock equivalents due to dilutive
     effect of Convertible Preferred Stock                               300         300          300         246
                                                                      ------      ------       ------     -------
  Average shares and equivalents outstanding                           7,651       7,572        7,618       7,518

Net income                                                            $ (355)     $1,947       $1,894      $6,082
Less preferred stock dividends                                           106         106          319         258
                                                                      ------      ------       ------      ------
Income available for common stock                                      (461)       1,841        1,575       5,824

Primary net income per share                                          $(.06)       $ .24       $  .21      $  .77
                                                                      ======       =====       ======      ======