Form 10-K
period 1996-12-31
REPUBLIC BANCORP INC /KY/
filed 1997-03-31
CIK 921557

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange as of 1934 for the fiscal year ended December 31, 1996

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  33-77324

                     REPUBLIC BANCORP, INC.
     (Exact name of registrant as specified in its charter)

               Kentucky                        61-0862051
   (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)        Identification No.)

601 West Market Street, Louisville, Kentucky     40202
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (502) 584-3600

  Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
         Title of each class               on which registered
                 None                             None

  Securities registered pursuant to Section 12(g) of the Act:

                                         Name of each exchange
         Title of each class               on which registered
                 None                             None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 21, 1997, the estimated aggregate market value of the shares of the Registrant's Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant was approximately $13,732,000 and $2,436,000, respectively, (based on a $7.48 and $7.48 book value per share, respectively).

As of March 14, 1997, Registrant had outstanding 6,051,611 shares of Class A Common Stock and 1,170,907 shares of Class B Common Stock.

This report consists of 70 consecutively numbered pages. An index to the exhibits to this report appears on page 61.

                        TABLE OF CONTENTS

                                                                           Page
     Item


                             PART I

       1.  Business                                                           3
       2.  Properties                                                         5
       3.  Legal Proceedings                                                  6
       4.  Submission of Matters to a Vote of Security Holders                6

                            PART II

       5.  Market for the Registrant's Common Equity
                and Related Stockholder Matters                               6
       6.  Selected Consolidated Financial Data                               7
       7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8
       8.  Financial Statements and Supplementary Data                       24
       9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                       52

                            PART III

      10.  Directors and Executive Officers of the Registrant                53
      11.  Executive Compensation                                            55
      12.  Security Ownership of Certain Beneficial Owners
                and Management                                               58
      13.  Certain Relationships and Related Transactions                    58

                            PART IV

      14.  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                                  60

                                PART I

ITEM 1.  BUSINESS

General Business Overview

Republic Bancorp, Inc. ("Republic"), headquartered in Louisville, Kentucky, is a bank holding company for its subsidiary Republic Bank & Trust Company (the "Bank"). The Bank is a commercial banking and trust corporation organized and chartered under the laws of the Commonwealth of Kentucky. Republic was incorporated in Kentucky on January 2, 1974, as a bank holding company under the Bank Holding Company (BHC) Act of 1956, as amended. Republic's principal business, through its wholly owned subsidiary, provides banking services to individuals and businesses located principally within the Commonwealth of Kentucky. These banking services are offered through the Bank's twenty one banking centers located in eleven cities in the North Central, Central and Western regions of Kentucky. The Bank's lending activities include loans secured by residential and commercial properties, as well as the origination of general business and consumer loans. The primary regulator for Republic is the Board of Governors of the Federal Reserve System. The regulators for the Bank include both the Federal Deposit Insurance Corporation (FDIC) and the Commonwealth of Kentucky Department of Financial Institutions.

Description of Business

Republic  primarily  conducts  business  through its  subsidiary,  the Bank. The
Bank's principal business activities include the acceptance of deposits for checking, savings and time deposit accounts and the origination of secured and unsecured loans. The Bank also engages in certain mortgage banking activities, and on a limited basis, provides trust services to its customers. The Bank's lending services include the origination of commercial, business, and consumer loans. Operating revenues are derived primarily from interest and fees earned from the Bank's loan portfolio, and interest on securities of the United States Government and agencies, states, and municipalities. The Bank also markets its unsecured consumer loan products through its banking center network and through direct mail delivery channels. The Bank's direct mail program extends to markets outside Kentucky. The Bank is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the Bank's business.

Within the Commonwealth of Kentucky, the Bank has identified three predominant market areas comprised of the North Central market, the Central Kentucky market and the Western Kentucky market. The North Central market includes Louisville, the largest city in Kentucky. The Bank's principal office and seven of its banking centers are located in Louisville. The Bank's Central Kentucky market includes the cities of Shelbyville, Frankfort, Lexington, Elizabethtown, and Bowling Green. The Bank's Western Kentucky market is comprised of the cities of Owensboro, Mayfield, Paducah, Benton and Murray.

Competition

The Bank actively competes with several local and regional commercial banks for deposits, loans and other banking related financial services. There is strong competition in the Bank's markets from other financial institutions as well as other "non-bank" companies which engage in similar activities. Some of the Bank's competition are not subject to the degree of regulatory review and restrictions which apply to the Bank. In addition, the Bank must compete with much larger financial institutions which, while predominantly headquartered in other states, aggressively compete for market share in Kentucky. These competitors attempt to gain market share through their financial products mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, are creating more pressure on smaller financial institutions to consolidate. The Bank also competes with insurance companies, savings banks, consumer finance companies, investment banking firms, brokerage houses, mutual fund managers, investment advisors and credit unions. Retail establishments compete for loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise. It is anticipated that competition from both bank and "non-bank" entities will continue to grow in the near future. In addition, Kentucky banks will be permitted to merge with out of state banks effective June 1, 1997, subject to certain conditions.

Governmental Policy and Regulation

Republic and the Bank are subject to the policies of various regulatory authorities. In particular, bank holding companies and their subsidiaries are affected by the credit and monetary policies of the Federal Reserve Board and their activities are regulated under the Bank Holding Company Act. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives include changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits. These policies have a significant effect on the operating results of financial institutions. It is not possible to predict the nature or timing of future changes in monetary and fiscal policies, or the effect such policies may have on the Bank's future earnings. Republic and the Bank are subject to numerous federal and state laws and regulations affecting their business and also must undergo periodic examination by federal and state financial institution examiners. The earnings of the Bank, and therefore the earnings of Republic, are affected not only by the laws and regulations applicable to the banking business, but also by the policies and interpretations of regulatory authorities.

Business Segments

The Bank engages in traditional commercial banking activities which include commercial, business, and consumer lending, as well as, the offering of deposit products. It is also engaged in trust, insurance, item processing, and other related financial institution lines of business.

The Bank also conducts a mortgage banking operation as part of its core business activities. The primary function of the mortgage banking division is the origination, sale and servicing of single-family mortgage loans. These loans are originated by salaried employees and commissioned originators. The majority of loans are processed in accordance with secondary market underwriting guidelines. Typically, adjustable rate loans and other loans which do not precisely meet secondary market guidelines are held in the Bank's portfolio. Once closed, the secondary market loans are packaged into similar groups and sold principally to FNMA, FHLMC and other institutional investors. Substantially all fixed rate loans in process are covered by forward commitments to these investors which limits the Bank's interest rate risk.

The Bank does not retain the servicing on the majority of its loans sold in the secondary market. When administering loans with the servicing retained by the Bank, the responsibility of collecting principal and interest payments, escrowing for taxes and insurance, and remitting payments to the secondary market investors remains with the Bank. A fee is received by the Bank for performing these standard servicing functions. It is the general policy of the Bank to sell its secondary market loans without recourse.

Employee Relations

As of December 31, 1996, the Bank had 450 employees of which 387 were full-time and 63 part-time. The Bank currently maintains an employee benefit program providing, among other benefits, a managed health care program, a 401(k) retirement plan and life insurance. These employee benefits, as a whole, are considered by management to be generally competitive with employee benefits provided by other employers in Kentucky. The Bank believes its future success will depend, in part, on its ability to continue to attract and retain highly skilled retail, technical, and managerial personnel in order to maintain its quality delivery of banking services. None of the Bank's employees are subject to a collective bargaining agreement, and neither Republic nor the Bank have ever experienced a work stoppage. The Bank's employee relations are deemed by management to be satisfactory.

ITEM 2.  PROPERTIES

Republic's executive offices and principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. All of Republic's banking centers are located in Kentucky. The location of the twenty one banking centers, their respective approximate square footage and their form of occupancy is described in the following table:

                                                  Square     Owned (O)/
Banking Centers                                   Footage     Leased (L)

NORTH CENTRAL MARKET

601 West Market Street, Louisville                 43,000          L
2801 Bardstown Road, Louisville                     5,000          L
661 South Hurstbourne Parkway, Louisville          14,000          L
4921 Old Brownsboro Road, Louisville                2,000          L
5320 Dixie Highway, Louisville                      5,000          O
4655 Outer Loop, Louisville                         3,000          L
3950 Kresge Way, Louisville                           300          L

CENTRAL KENTUCKY MARKET

1641 Midland Trail, Shelbyville                     5,000          O
100 Highway 676, Frankfort                          4,000          O
1001 Versailles Road, Frankfort                     4,000          O
651 Perimeter Drive, Lexington                      4,000          L
2401 Harrodsburg Road, Lexington                    4,000          O
380 West Main Street, Lexington                       750          L
502 West Dixie Avenue, Elizabethtown                4,000          O
1700 Scottsville Road, Bowling Green                2,000          O

WESTERN KENTUCKY MARKET

3500 Frederica Street, Owensboro                    5,000          O
408 East Broadway, Mayfield                         6,000          O
507 Main Street, Benton                             4,000          O
1201 Main Street, Murray                            2,000          O
2701 Lone Oak, Paducah                              5,000          O
1601 Broadway, Paducah                             10,000          O

During 1996, the West Market Street, Bardstown Road and South Hurstbourne Parkway locations, were leased from an affiliated person. (See details regarding these leases in Item 13, "Certain Relationships and Related Transactions").

Neither the location of any particular office nor the term of any lease is deemed material to the business of the Bank.

There are no known environmental issues of a negative nature affecting the owned or leased properties of the Bank.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic and the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Pursuant to an amendment to its Articles of Incorporation effective February 20, 1996, Republic's existing Common Stock was reclassified as Class B Common Stock and a new class of Common Stock was created and designated as Class A Common Stock (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations- Capital"). Neither class of Republic's Common Stock have an established public trading market. There were only a limited number of trading transactions in Republic's Common Stock during 1996 to the knowledge of Republic.

As of March 14, 1997, Republic had approximately 418 holders of the Class A Common Stock and 356 holders of the Class B Common Stock. During 1996 and 1995, Republic declared and paid the following quarterly dividends per share on its Common Stock:

                                                 1996
                              First       Second       Third       Fourth
                             Quarter      Quarter     Quarter      Quarter

Class A Common Stock         $.055        $.055       $.055        $.055
Class B Common Stock         $.050        $.050       $.050        $.050


                                                1995
                              First       Second       Third       Fourth
                             Quarter      Quarter     Quarter      Quarter

Common Stock                  $.25        $.25        $.25         $.25

Republic's dividend paying policy takes into account a number of factors, based on available information. These factors include the performance of the Bank, its dividend paying ability and regulatory considerations. Republic presently anticipates that comparable cash dividends (adjusted for the reclassification of the Common Stock and any additional stock splits or other similar transactions) will continue to be paid in the future.

The Class A Common Stock was created pursuant to an amendment to Republic's Articles of Incorporation, effective February 20, 1996 (the "Amendment"), which reclassified Republic's Common Stock as Class B Common Stock. By an amendment to the Articles of Incorporation of Republic, each share of the outstanding common stock of Republic was automatically exchanged for the same number of shares of the Class B Common Stock of Republic effective February 20, 1996. A total of 1,203,578 shares of Class B Common Stock were outstanding by virtue of such amendment.

On February 29, 1996, a total of 6,017,890 shares of Class A Common Stock were distributed as a dividend to the Company's common shareholders of record on February 20, 1996, at the rate of 5 shares of Class A Common Stock for each share of Class B Common Stock.

No consideration was received by Republic in connection with the issuance of shares of Class A Common Stock and Class B Common Stock, as described above, and Republic does not admit that such issuance involved a "sale" of securities for the purpose of the Securities Act of 1933. To the extent the issuance is deemed to be a sale, under Rule 145 of the Securities Act of 1933, the sale was exempt under Section 3(a)(9) of that Act. The securities were issued in exchange by Republic with its existing shareholders exclusively, and no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange.

The Class B Common Stock is convertible into Class A Common Stock, at the rate of one share of Class A Common Stock for each share of Class B Common Stock, in accordance with the procedures set out in the Articles of Incorporation.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth Republic's selected historical financial information from 1992 through 1996. This information should be read in conjunction with the Consolidated Financial Statements of Republic and the related Notes. Factors affecting the comparability of certain indicated periods are discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                  Year Ended December 31,
                                     (in thousands)
                             1996        1995         1994       1993         1992

INCOME STATEMENT DATA:

Interest Income             $81,986     $71,133      $47,375     $43,377      $46,333
Interest Expense             43,855      37,720       22,513      21,119       25,728
Net Interest Income          38,131      33,413       24,862      22,258       20,605
Provision for Loan
Losses                        9,149       4,268          537         391          244
Non-Interest Income           7,097       7,520        6,997       8,154        6,487
Non-Interest Expense         31,409      24,505       22,216      22,199       19,880
Income Before Taxes           4,670      12,160        9,106       7,822        6,968
Net Income                    2,727       7,788        6,170       5,864        6,078

BALANCE SHEET DATA:

Total Assets             $1,140,882    $891,347     $736,009    $646,697     $603,831
Total Loans, Net of
Unearned Income
and Allowance for Loan
Losses                      759,424     668,193      571,950     516,414      479,244
Allowance for Loan
Losses                        6,241       3,695        1,827       1,627        1,622
Total Deposits              783,141     734,443      590,036     516,871      472,712
Repurchase Agreements
and Other
Short-Term Borrowings       181,634      21,729       12,732      13,228       30,091
Other Borrowed Funds        106,974      68,063       77,060      67,721       60,751
Total Stockholders'
Equity                       59,019      58,502       47,045      40,669       34,384


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Republic reported earnings of $2.7 million in 1996, a decrease from $7.8 million reported in 1995. During 1996, Republic maintained its quarterly dividend payments to shareholders. The decrease in earnings was primarily attributable to additional charge-offs in Republic's consumer loan portfolio, increased reserves for loan losses, a one-time charge of $2.3 million due to the federally mandated one-time assessment on the Bank's SAIF deposits, and additional expense associated with an aggressive expansion strategy during 1996 resulting in opening five additional banking centers. The expansion activity during 1996 provided Republic with additional growth opportunities in its markets.

Assets continued to grow at a record pace during 1996, increasing 28% to $1.1 billion in total assets. Loans increased 14% in 1996 due to management's focus on its core business, residential lending. The asset growth was funded by increases in core deposits supplemented by borrowings.


                                 Year Ended December 31,
                          ------------------------------------------
                           1996       1995       1994       1993       1992

Net income ($000's)       $2,727     $7,788     $6,170     $5,864     $6,078
Net income per share        $.30       $.99       $.86       $.84       $.88
Return on assets             .29%      0.95%      0.93%      0.92%      1.01%
Return on equity            4.57%     14.46%     13.71%     14.10%     16.79%
Average Equity to           6.30%      6.56%      6.65%      5.95%      5.26%
Average Assets
Dividend Payout Ratio         68%        16%        --         --         --
Cash Dividends Per
Common Share:
   Class A Common Share    $0.22         --         --         --         --

   Class B Common Share    $0.20         --         --         --         --

   Common Shares              --      $1.00         --         --         --


Republic has made, and may continue to make, various forward- looking statements with respect to credit quality (including delinquency trends and the Allowance for Loan Losses), corporate objectives and other financial and business matters. Republic cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from forward-looking statements.

In addition to factors disclosed by Republic, the following factors, among others, could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions both nationally and in the Bank's markets; the extent and timing of actions of the Federal Reserve Board; customers' acceptance of the Bank's products and services; and the extent and timing of legislative and regulatory actions and reforms.

RESULTS OF OPERATIONS

Net Interest Income

The principal source of Republic's revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets such as loans and securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities and the level of interest rates. The change in net interest income is typically measured by net interest spread and net interest margin. Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin is determined by dividing net interest income by average interest-earning assets.

Table 1 on page 10 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for fiscal years 1994 through 1996. Table 2 on page 11 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities. Table 1 - Average Balance Sheet Rates - for December 31, 1996, 1995 and 1994 (dollars in thousands)


                                     1996                               1995                             1994
                        -----------------------------      ----------------------------      ----------------------------
ASSETS                  Average               Average      Average              Average      Average              Average
                        Balance    Interest    Rate        Balance    Interest   Rate        Balance    Interest     Rate
Earning Assets:

U.S.Treasury
and U.S. Government
Agency Securities      $147,376     $9,040     6.13%      $115,897     $7,469    6.44%       $84,728     $3,808    4.49%

State and Political
Subdivision Securities    4,557        390     8.56%         4,689        407    8.68%         4,741        405    8.54%

Other Investments         5,303        413     7.79%         5,055        342    6.77%         4,585        264    5.76%

Mortgage-Backed
Securities                  705         36     5.11%           796         40    5.03%           924         34    3.68%

Federal Funds Sold       23,847      1,276     5.35%        26,144      1,537    5.88%        13,014        494    3.80%

Total Loans and Fees    724,669     70,831     9.77%       632,775     61,338    9.69%       519,658     42,370    8.15%
                       --------    -------                 --------    -------               --------    -------

Total Earning Assets    906,457     81,986     9.04%       785,356     71,133    9.06%       627,650     47,375    7.55%

Less: Allowance for
Loan Losses              (6,196)                            (2,795)                           (1,687)

Non-Earning
Assets:

Cash and Due From
Banks                    20,830                             16,597                            21,792

Bank Premises and
Equipment, Net           14,391                             11,284                            10,873

Other Assets             10,974                             11,195                             6,924
                       --------                           --------                          --------

Total Assets           $946,456                           $821,637                          $665,552
                       ========                           ========                          ========
LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest Bearing
Liabilities:

Transaction Accounts    $84,706     $2,308     2.72%       $81,783     $2,448    2.99%       $78,243     $1,933    2.47%

Money Market Accounts    35,557      1,622     4.56%        18,999        892    4.69%        10,878        275    2.53%

Individual Retirement
Accounts                 34,956      2,156     6.17%        31,089      1,949    6.27%        19,571        981    5.01%

Certificates of Deposits
and Other Time
Deposits                515,436     29,998     5.82%       475,750     27,223    5.72%       360,684     15,406    4.27%

Repurchase Agreements
and Other Borrowings    148,026      7,771     5.25%        91,952      5,208    5.66%        86,380      3,918    4.54%
                       --------    -------                --------    -------               --------    -------
Total Interest
Bearing Liabilities     818,681     43,855     5.36%       699,573     37,720    5.39%       555,756     22,513    4.05%


Non-Interest
Bearing Liabilities:

Non-Interest Bearing     57,041                             54,540                            50,826
Deposits

Other Liabilities        11,090                             13,657                            13,955

Stockholders' Equity     59,644                             53,867                            45,015
                       --------                           --------                          --------
Total Liabilities and
Stockholders' Equity   $946,456                           $821,637                          $665,552
                       ========                           ========                          ========
Net Interest Income                $38,131                            $33,413                           $24,862
                                   =======                            =======                           =======

Net Interest Spread                            3.68%                             3.67%                             3.50%
                                               ====                              ====                              ====

Net Interest Margin                            4.21%                             4.25%                             3.96%
                                               ====                              ====                              ====


--------------------------------------------------------------------------------
Calculations include non-accruing loans in the average loan amounts outstanding.

The following table presents the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities affected Republic's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by old volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 2 - Volume/Rate Variance Analysis (in thousands)


                               Year Ended December 31, 1996             Year Ended December 31, 1995
                                        compared to                              compared to
                               Year Ended December 31, 1995             Year Ended December 31, 1994
                               ----------------------------             ----------------------------
                                   INCREASE/(DECREASE)                      INCREASE/(DECREASE)
                                         due to                                    due to

                               Total                                    Total
                                Net                                      Net
                               Change       Volume       Rate           Change       Volume       Rate


    INTEREST INCOME (1):
U.S. Treasury and Government
Agency Securities             $1,571       $2,029       ($458)          $3,661       $1,401     $2,260

State and Political
Subdivision Securities           (17)         (11)         (6)               2           (4)         6

Other Investments                 71           17          54               78           27         51

Mortgage-Backed Securities        (4)          (5)          1                6           (5)        11

Federal Funds Sold              (261)        (135)       (126)           1,043          495        548

Total Loans and Fees (2)       9,493        8,908         585           18,968        9,223      9,745
                              ------       ------        -----          ------       ------     ------
   NET CHANGE IN
   INTEREST INCOME            10,853       10,803          50           23,758       11,137     12,621
                              ------       ------        -----          ------       ------     ------
INTEREST EXPENSE:

Interest Bearing Transaction
Accounts                        (140)          87        (227)             515           87        428

Money Market Accounts            730          777         (47)             617          205        412

Individual Retirement Accounts   207          242         (35)             968          577        391

Certificates of Deposit and
Other Time Deposits            2,775        2,271         504           11,817        4,915      6,902

Repurchase Agreements and
Other Borrowings               2,563        3,176        (613)           1,290          254      1,036
                              ------       ------       ------         -------       ------     ------
   NET CHANGE IN
   INTEREST EXPENSE            6,135        6,553        (418)          15,207        6,038      9,169
                              ------       ------       ------         -------       ------     ------
   INCREASE IN NET
   INTEREST INCOME            $4,718       $4,250        $468           $8,551       $5,099     $3,452
                              ======       ======        =====          ======       ======     ======


(1) Interest for loans on non-accrual status has been excluded from Interest Income.
(2) The amount of fees in interest on loans was $520, $139, and $475 for the years ended December 31, 1996, 1995, and 1994, respectively.

Net interest income increased 14.1% in 1996, following a 34.4% increase in 1995. The increase in 1996 is attributable to Republic's loan growth, particularly residential lending (see "Loan Portfolio" for discussion on increase in loan volume). The increase in 1995 was due to substantial growth in the unsecured consumer loan portfolio which favorably impacted the Bank's spread.

Average interest-earning assets increased 15.4% in 1996, compared to a 25.1% increase in 1995. The 1996 and 1995 growth resulted from increased loan volume supported by an increase in investment securities.

During 1996, average interest-bearing liabilities grew $119.1 million to $818.7 million, an increase of 17% over 1995. Certificates of deposit increased as a result of continued competitive pricing and additional advertising. Republic's asset growth was also funded by an increase in overnight repurchase agreements (see discussion on "Short-Term Borrowings"). The Bank did not acquire any brokered deposits during 1996. In 1995, average interest-bearing liabilities grew 26% over 1994. The increase was primarily in certificates of deposit and other time deposits which rose $115 million. Brokered deposits represented $48 million of Republic's increase in other time deposits during 1995.

Republic's net interest margin was 4.21% in 1996, 4.25% in 1995 and 3.96% in 1994. Net interest margin, net interest spread, average rate on earning assets, and average yield on costing liabilities were all substantially unchanged when comparing 1996 to 1995. The largest change in any one of these four categories was 4 basis points. This change occurred because loan growth, which occurred ratably during the year, was funded through deposit growth and other traditional financing sources. The increase in securities sold under agreements to repurchase and other borrowed funds occurred late in the year.

Republic's increasing leverage from 1994 through 1996 has put some downward pressure on the net interest margin. Interest- bearing liabilities were 86% of total assets in 1996, compared to 85% and 84% in 1995 and 1994. As a result, a higher portion of Republic's assets are financed with interest-bearing liabilities rather than with equity. Equity financing does not result in a charge to earnings in the income statement. This increased leverage is the primary reason that Republic's net interest margin decreased 4 basis points from 1995 to 1996 while the net interest spread increased 1 basis point.

Non-Interest Income

Table  3  illustrates   Republic's  primary  sources  of  non-interest   income.
Non-interest income decreased 5.6% to $7.1 million in 1996, compared to $7.5 million in 1995 and $7.0 million in 1994.

Table 3 - Analysis of Non-Interest Income

                                                                                   Percent
                                                                                  Increase
                                              Year Ended December 31,            (Decrease)
                                         ------------------------------    ----------------------
(dollars in thousands)                    1996        1995        1994        1996/95     1995/94

Service charges on deposit accounts      $2,642      $1,974      $1,473        33.8%       34.0%
Other service charges and fees              445       1,434         782       (69.0%)      83.4%
Bank card services                        1,010       1,263         819       (20.0%)      54.2%
Net gain on sale of loans                 1,212       1,083       1,625        11.9%      (33.4%)
Loan servicing income                       829         895         915        (7.4%)      (2.2%)
Other                                       959         871       1,383        10.1%      (37.0%)
                                         ------      ------      ------
Total                                    $7,097      $7,520      $6,997        (5.6%)       7.5%
                                         ======      ======      ======

Service charges on deposit accounts increased during 1996 as a result of a rise in the number of transaction accounts. Management also restructured its fee schedule and reduced the level of fee waivers. The 1995 increase in service charges was primarily attributable to growth in the number of transaction accounts. Other service charges and fees, having shown a strong increase in 1995 over 1994, experienced a 69.0% decrease in 1996. The decline was a result of decreased credit life insurance commissions earned as Republic slowed its unsecured consumer loan originations. The decline in Bank card fees from 1995 to 1996 resulted from eliminating the annual fees on Republic's Bank card accounts. The increased Bank card fees in 1995 were due to increased transaction volume. This increase was also the result of an agreement with another financial institution. This agreement allowed for equal sharing of revenues and expenses and also provided additional servicing fees to Republic. Other non-interest income increased moderately in 1996 compared to 1995. In 1994, other non-interest income included a non-recurring payment from an affiliate pursuant to an agreement with one of the Bank's former regulatory agencies.

Revenue from mortgage banking activities from 1994 through 1996 has been influenced by changes in origination and sales volume and the sale of most loans with servicing released. Proceeds from sales of loans were $104 million, $87 million, and $143 million in 1996, 1995, and 1994, respectively. Secondary market residential loan originations are heavily influenced by interest rates, which were primarily responsible for the changes in volume. Net gains from sales of loans closely follow sales volume. Net gains as a percentage of loans sold were 1.16%, 1.25%, and 1.14% in 1996, 1995, and 1994, respectively. Management made the change from selling loans with servicing retained to servicing released in 1995 to offset downward pressure on loan sale prices and maintain these percentages. However, the sale of most loans servicing released has resulted in a decline in the loan servicing portfolio and a related decline in loan servicing income.

Non-Interest Expense

As indicated in Table 4, total non-interest expense increased by 28% to $31.4 million in 1996, compared to $24.5 million in 1995 and $22.2 million in 1994. The increase in non-interest expense is primarily attributable to the addition of five new banking centers. Also during 1996, Republic paid a one-time FDIC assessment of $2.3 million with respect to the deposits of the Bank insured in the FDIC's Savings Association Insurance Fund (SAIF). Without this charge Republic's non-interest expense would have only increased by 19%. Non-interest expense levels are often measured using a non-interest expense ratio (non-interest expense divided by the sum of net interest income and non-interest income). Republic's non-interest expense ratio was 69% (64% exclusive of one-time SAIF Assessment) in 1996 compared to 60% in 1995 and 70% in 1994. Republic's expansion during 1996 and continued technology enhancements will result in increased non-interest expense during 1997. Management does not anticipate the opening of new banking centers in 1997 at the rate achieved during 1996

Table 4 - Analysis of Non-Interest Expense



                                                                                   Percent
                                          Year Ended December 31,              Increase/(Decrease)
                                  ------------------------------------         -------------------
(dollars in thousands)             1996           1995            1994          1996/95    1995/94

Salaries and employee benefits   $13,236        $11,334         $10,233          16.8%      10.8%
Occupancy and equipment            6,623          5,346           4,758          23.9%      12.4%
Communication and transportation   1,548          1,407           1,126          10.0%      25.0%
Marketing and development          1,620          1,308             896          23.9%      46.0%
FDIC Insurance                     3,277          1,245           1,336         163.2%      (6.8%)
Supplies                             973            883             702          10.2%      25.8%
Litigation recovery                                (738)
Other                              4,132          3,720           3,165          11.1%      17.5%
                                 -------        -------         -------
Total                            $31,409        $24,505         $22,216          28.2%      10.3%
                                 =======        =======         =======

Salary and employee benefits expense increased approximately 16.8% and 10.8% in 1996 and 1995, respectively. This expense item comprised 42.1% of the total operating expenses in 1996, compared to 46.3% in 1995. Republic increased staffing levels in 1996 to 419 full-time equivalent employees (FTE's) compared to 361 FTE's in 1995 and 342 FTE's in 1994. The increase was primarily due to additional staffing requirements at the five new banking centers. Average earning assets per employee increased to $2.3 million in 1996 compared to $2.2 million in 1995 and $1.8 million in 1994.

Occupancy and equipment expenses rose 23.9% in 1996 and 12.4% in 1995. The 1996 increases were primarily due to depreciation and equipment maintenance expenses associated with new enhancements to loan and customer support systems. The $1.3 million increase in 1996 also reflects the addition of five new banking centers. Republic's expansion during 1996 and continued technology enhancements will result in increased non-interest expense during 1997.

Communication and transportation expenses increased 10.0% in 1996 and 25.0% in 1995. The 1996 increase was primarily a result of the five additional banking centers. Republic also incurred additional costs associated with telecommunication enhancements which are also expected to continue in 1997. Increases during 1995 resulted from additional mailing costs incurred for Republic's unsecured consumer loan programs.

Marketing and development expense rose 23.9% in 1996, following a 46.0% increase in 1995. The increases in 1996 and 1995 primarily resulted from advertising and promotional expenditures incurred for Republic's unsecured consumer loan products and deposit gathering initiatives. Marketing expenses can fluctuate from period to period based upon the timing and scope of various management initiatives.

Insurance expense increased $2 million from 1995 to 1996. This increase is principally a result of the federally mandated one-time assessment on the Bank's SAIF deposits in the amount of $2.3 million. Approximately 45% of the Bank's deposits are insured by the FDIC's Bank Insurance Fund (BIF). The remaining 55% are insured by the FDIC's Savings Association Insurance Fund (SAIF) resulting from the Bank's merger with Republic Savings Bank, F.S.B.. The recent federal legislation which mandated the one-time assessment provided for a future ongoing reduction in the FDIC's insurance rate premiums on SAIF insured deposits. Such legislation could increase the Bank's BIF deposit assessment in the future. Management anticipates that Republic will ultimately benefit from the charge attributable to the one-time SAIF assessment through a reduction of the FDIC's overall insurance rate premiums from their previous levels.

Republic expensed $738,000 in 1993 as a result of an adverse legal verdict. The legal verdict was subsequently overturned in 1995 by a federal appellate court. This previously expensed judgment was reversed in 1995 which had a favorable impact on total non-interest expense. All other operating expenses during 1996, 1995 and 1994 experienced minor increases.

Republic is required to reimburse the FDIC for tax benefits received resulting from tax deductions for losses on loans and OREO acquired through the acquisition of a failed institution. In the third quarter of 1995, Republic was notified by the FDIC that, under its interpretation of the agreement, Republic may be required to remit additional payments related to prior years. Management intends to vigorously contest any request by the FDIC for additional payments. There have been no new developments with respect to this matter during 1996.

FINANCIAL CONDITION

Loan Portfolio

Republic experienced strong loan growth throughout its markets in 1996. Loans increased 14% to $768.1 million at December 31, 1996, compared to $675.7 million at December 31, 1995. The increase in loans was led by residential lending which increased $85 million since December 31, 1995. The rise in real estate loan volume was a result of a favorable rate environment, expanded market presence resulting from the opening of five new banking centers during 1996, and sustained customer demand for residential financing in the Bank's markets. Republic also experienced a 44% increase in Home Equity loans as a result of product enhancements and targeted marketing initiatives implemented during 1996. The product enhancements included elimination of up-front closing costs and a six month introductory interest rate.

Republic's commercial real estate loan portfolio declined by 22% to $59 million at December 31, 1996, due to paydowns and payoffs. Republic is not currently aggressively pursuing commercial loan business as a result of increased competition. This competition has generally acted to reduce margins to a point which management deems undesirable relative to the associated risk factors.

Republic's consumer and Bank card loans, exclusive of Home Equity lines, remained flat during 1996 at $195 million. The consumer loan portfolio consists of both secured and unsecured loans. Approximately 41% of loans in the consumer portfolio are unsecured. During 1995, this portfolio increased substantially as a result of new programs and products including "All Purpose Loans" and "Pre-Approved Loans". Republic's "All Purpose Loans", with total outstandings of $22 million at December 31, 1996 and $27 million at December 31, 1995, are originated through Republic's banking centers. This product has an average loan amount of $8,000 and an average percentage rate of 17.54% with a standard maximum maturity of five years. "Pre-Approved Loans", with total outstandings of $33 million at December 31, 1996 and $36 million at December 31, 1995, were delivered through direct mail, targeting customers both in and outside of Republic's traditional markets. The "Pre-Approved Loan" product has an average loan amount of $7,800 and an average annual percentage rate of 13.96% with a standard maximum maturity of five years.

Table 5 - Loans by Type


(in thousands)                               As of December 31,
                        ---------------------------------------------------------------------
                           1996           1995           1994           1993           1992


Real Estate:
  Residential           $457,204       $371,846        $346,649       $316,824       $297,957
  Construction            32,130         31,230          21,919         24,316         10,511
  Commercial              59,086         75,648          76,725         45,044         44,352
Commercial                25,115         21,042          18,542         45,522         72,681
Consumer                 194,546        175,979         114,993         59,740         41,006
                        --------       --------        --------       --------       --------
Total Loans             $768,081       $675,745        $578,828       $491,446       $466,507
                        ========       ========        ========       ========       ========


The mortgage banking division manages originations, secondary market sales and servicing of residential loans. This division primarily sells fixed rate originations in the secondary market without recourse. During 1996, Republic sold $104 million of residential mortgage loans into the secondary market compared to $87 million in 1995. At the end of 1996, Republic was servicing $297 million in mortgage loans for other investors compared to $327 million in 1995. The decline in the mortgage banking servicing portfolio from 1995 to 1996 resulted from management's election to sell a majority of its originations on a servicing released basis and normal portfolio paydowns.

The table below illustrates Republic's fixed rate maturities and repricing frequency for the loan portfolio:

Table 6 -  Selected Loan Distribution

                             As of December 31, 1996

                                             One         Over One         Over
(in thousands)                               Year        Through          Five
                              Total           or           Five           Years
                                             Less          Years

Fixed Rate Maturities       $193,756      $ 44,781        $100,772      $48,203

Variable Rate Repricing
Frequency                    574,325       444,974         129,351
                            --------      --------        --------      -------
Total                       $768,081      $489,755        $230,123      $48,203
                            ========      ========        ========      =======

Provision and Allowance for Loan Losses

The allowance for loan losses is regularly evaluated by management and maintained at a level management believes to be adequate to absorb future loan losses in the Bank's portfolios. Management continually evaluates the adequacy of the allowance and makes periodic provisions as needed. The amount of the provision for loan losses necessary to maintain an adequate allowance is based upon management's assessment of current economic conditions, analysis of periodic internal loan reviews, delinquency trends and ratios, changes in the mixture and levels of the various categories of loans, historical charge-offs, recoveries, and other information. Management believes that the allowance for loan losses at December 31, 1996, was adequate. Although management believes it uses the best information available to make allowance provisions, future adjustments which could be material may be necessary if management's assumptions differ from the loan portfolio's actual performance.

The allowance for loan losses increased $2.5 million from December 31, 1995 to $6.2 million at December 31, 1996. The increase is primarily attributable to charge-off experience and losses in the unsecured consumer loan portfolio. Republic's allowance for loan losses to total loan ratio increased from .55% at December 31, 1995, to .81% at December 31, 1996.

Net charge-offs increased during 1996 to $6.6 million compared to $2.4 million and $337,000 for 1995 and 1994, respectively. Republic's unsecured consumer loan portfolio accounted for 96% of total charge-offs for the year ended December 31, 1996. The charge-offs in the unsecured loan portfolio were principally comprised of $2.8 million in the "All Purpose" program and $2.1 million in the "Pre-Approved" program (see description of programs under "Loan Portfolio"). This represents a 10% charge-off rate in the "All Purpose" program and 5% in the "Pre-Approved" program for fiscal 1996. As a result of the increase in charge-offs, management limited the "Pre-Approved" program to one mailing in the first quarter of 1996 and improved underwriting. Management also significantly reduced the volume of the "All Purpose" program by implementing more restrictive underwriting standards. These actions are intended to improve the average credit quality of these loan programs. Republic also experienced charge-offs in its Bank card portfolio of $1.6 million for the year ended December 31, 1996, compared to $941,000 for the comparable period in 1995. Management anticipates that charge-offs in the unsecured loan portfolio may continue at or near recent levels in the near future and believes, based on information presently available, that it has adequately provided for these losses as of December 31, 1996.

 Table 7 - Summary of Loan Loss Experience


                                                     Year Ended December 31,
                                    -----------------------------------------------------
(dollars in thousands)               1996        1995        1994        1993        1992

Allowance for loan losses:

   Balance-beginning of year        $3,695      $1,827      $1,627       $1,622     $1,630
Charge-offs:
   Real Estate                        (242)       (313)        (83)        (176)       (23)
   Commercial                          (22)       (107)        (14)         (47)      (284)
   Consumer                         (6,865)     (2,069)       (362)        (251)      (171)
                                    ------      ------      ------       ------     ------
      Total                         (7,129)     (2,489)       (459)        (474)      (478)
                                    ------      ------      ------       ------     ------
Recoveries:
   Real Estate                         290          22                       19         21
   Commercial                                       25          29                     165
   Consumer                            236          42          93           69         40
                                    ------      ------      ------       ------     ------
      Total                            526          89         122           88        226
                                    ------      ------      ------       ------     ------
Net charge-offs                     (6,603)     (2,400)       (337)        (386)      (252)

Provision for loan losses            9,149       4,268         537          391        244
                                    ------      ------      ------       ------     ------
Allowance for loan losses:
   Balance-end of year              $6,241      $3,695      $1,827       $1,627     $1,622
                                    ======      ======      ======       ======     ======

Ratios:

   Percentage of allowance for
   loan losses to total loans         .81%        .55%        .32%        .33%       .35%

   Net loans charged off to average
   loans outstanding for the period   .86%        .38%        .06%        .08%       .05%

   Allowance for loan losses to
   non-performing  loans               78%        168%         97%         61%        54%


The following table is management's allocation of the allowance for loan losses by loan type. Allowance funding and allocation is based on management's assessment of economic conditions, past loss experience, loan volume, past due history and other factors. Since these factors are subject to change, the allocation is not necessarily predictive of future portfolio performance. Management has accounted for the increase in charge-offs in the unsecured consumer loan portfolio by increasing the allowance for consumer loans.

Table 8 - Management's Allocation of the Allowance for Loan Losses


                                                                           As of December 31,
              ---------------------------------------------------------------------------------------------------------------------
(dollars               1996                   1995                     1994                   1993                    1992
in thousands) ---------------------   ----------------------  ----------------------  ---------------------  ----------------------
                         Percent of               Percent of              Percent of             Percent of               Percent of
                          Loans to                 Loans to                Loans to               Loans to                Loans to
              Allowance  Total Loans  Allowance  Total Loans  Allowance  Total Loans  Allowance  Total Loans  Allowance  Total Loans

Real Estate     $1,771      71.4%       $957        70.9%      $1,091       76.9%       $953        78.6%        $893       75.6%

Commercial          46       3.3%         34         3.1%         157        3.2%        315         9.3%         439       15.6%

Consumer         4,424      25.3%      2,704        26.0%         579       19.9%        359        12.1%         290        8.8%
                ------      ----      ------        ----       ------       ----      ------        ----       ------        ----
Total           $6,241       100%     $3,695         100%      $1,827        100%     $1,627         100%      $1,622        100%
                ======      ====      ======        ====       ======       ====      ======        ====       ======        ===

Asset Quality

Loans (including impaired loans under SFAS 114 but excluding consumer loans) are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans are not placed on non-accrual status but are reviewed and charged off no later than 120 days past due. At December 31, 1996, Republic had $278,000 in consumer loans 90 days or more past due compared to $361,000 at December 31, 1995.

Table 9 on page 19 provides information related to non-performing assets and loans 90 days or more past-due. Accruing loans contractually past due 90 days or more increased from $1.5 million at December 31, 1995, to $5.0 million at December 31, 1996. This rise is primarily attributable to Republic's secured residential loan portfolio. These loans are evaluated individually and in those cases where the underlying collateral is deemed insufficient to satisfy the obligation, the loan is classified and the allowance is increased accordingly. Historically, Republic's collateral position on residential loans has been adequate and has limited the losses to the Bank. Loans in non-accrual status increased by $2.3 million from December 31, 1995, to December 31, 1996. The change primarily was the result of one commercial credit relationship which accounted for $1.7 million of the total increase.

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount will not be collected. Impaired loans decreased from $3.6 million at December 31, 1995 to $1.4 million at December 31, 1996.

Table 9 - Non-Performing Assets

                                                       As of December 31,
                                    --------------------------------------------------------
(dollars in thousands)               1996          1995        1994        1993        1992

Loans on non-accrual status(1)(2)   $3,055         $742       $1,285      $2,230      $2,283
Loans past due 90 days or more       4,955        1,463          606         421         717
                                    ------        -----       ------      ------      ------
Total non-performing loans           8,010        2,205        1,891       2,651       3,000

Other real estate owned                104          552          791       1,023       3,320
                                    ------       ------       ------      ------      ------
Total non-performing assets         $8,114       $2,757       $2,682      $3,674      $6,320
                                    ======       ======       ======      ======      ======
Percentage of non-performing loans
 to total loans                       1.04%         .33%         .33%        .51%        .63%


Percentage of non-performing assets
 to total loans                       1.06%         .41%         .46%        .75%       1.35%


(1) Loans on non-accrual status is exclusive of impaired loans as such loans remain on accrual status as of December 31, 1996. See note 4 to the Consolidated Financial Statements for additional discussion on impaired loans. (2) The interest income earned and received on non-accrual loans was not material.

Investment Securities

The investment portfolio consists primarily of U.S. Treasury and U.S. Government Agency Obligations with relatively short maturities. Securities, including those classified as held to maturity and available for sale, increased from $114.7 million at December 31, 1995, to $281.9 million at December 31, 1996. The investment portfolio increased as additional securities were purchased with funds provided by Republic's growth in deposits and repurchase agreements.

During the fourth quarter of 1996, certain maturing securities and new funds provided by deposit growth were used to purchase "Available for Sale" securities. The change from previous policy provides Republic with additional alternatives for managing liquidity requirements.

Table 10 - Investment Securities Held to Maturity


                                                             As of December 31, 1996
                                                             -----------------------
                                                                                   Average             Weighted
(dollars in thousands)                       Carrying            Fair             Maturity in           Average
                                              Value              Value              Years                Yield

U.S. Treasury and U.S. Government Agencies:
   Within one year                            $69,406           $69,457               .6                 5.88%
   Over one through five years                 84,755            84,753              2.1                 6.03%
   Over five through ten years                 14,636            14,239              5.8                 6.43%
   Over ten years                                --                --                 --                   --
                                              -------           -------
   Total                                      168,797           168,449              2.3                 6.00%
                                              -------           -------
Obligations of states and political subdivision:
   Within one year                                246               247               .6                 6.62%
   Over one through five years                    773               817              3.5                 8.77%
   Over five through ten years                    700               809              8.9                11.44%
   Over ten years                               2,739             2,751             15.3                10.01%
                                               ------            ------
   Total                                        4,458             4,624              7.2                 9.86%

Mortgage-backed securities                        663               622             20.5                 6.08%
                                               ------            ------
   Total Investment Securities               $173,918          $173,695
                                              =======           =======


Table 11 - Investment Securities Available For Sale


                                                             As of December 31, 1996
                                                             -----------------------

                                                                                   Average             Weighted
(dollars in thousands)                       Carrying            Fair             Maturity in           Average
                                              Value              Value              Years                Yield

U.S. Treasury and U.S. Government Agencies:
   Over one through five years               $107,937          $107,937              2.2                 5.79%


Deposits

Total deposits increased to $783 million at December 31, 1996, compared to $734 million at December 31, 1995. With Republic's increased loan demand, management actively sought to increase deposits through new products and initiatives.
Republic's certificate of deposit portfolio grew 6.0% through various promotions, competitive pricing and increased advertising. Republic also established procedures to improve retention of maturing certificates of deposit. In addition, Republic has $50.1 million in brokered deposits. The brokered deposits have stated rates ranging from 5.35% to 6.15% and maturities ranging from 3 to 5 years.

Republic does not have a large liability dependency ratio as evidenced by the level of deposit customers with deposits larger than $100,000. The ratio of those deposits to average earning assets stood at 6.9% at the end of 1996 and 7.1% at the end of 1995. Table 12 provides a maturity distribution of time deposits $100,000 and over.

Table 12 - Maturity of Time Deposits $100,000 and over

(in thousands)                                 As of December 31, 1996

Three months or less                                  $11,452
Over three months through six months                    7,390
Over six months through twelve months                  18,250
Over twelve months                                     23,798
                                                      -------
   Total                                              $60,890
                                                      =======
Short -Term Borrowings

Short-term borrowings consist of repurchase agreements and overnight liabilities to deposit customers arising from a cash management program offered by Republic. During 1996, short-term borrowings increased from $21.8 million at December 31, 1995, to $181.6 million at December 31, 1996. Approximately $92 million of the December 31, 1996, balance represents funds received from a local governmental organization. Substantially all of these funds received from the governmental organization will be withdrawn from Republic by March 31, 1997.

Other Borrowed Funds

To the extent that increases in the loan portfolio exceed core deposit growth, management supplements Republic's funding requirements with other wholesale funding sources. These sources are primarily the Federal Home Loan Bank, Federal Reserve, and other regional financial institutions. Other borrowed funds increased $38.9 million to $107 million at December 31, 1996. The increase was primarily in borrowings from the Federal Reserve and the Federal Home Loan Bank.

Liquidity

Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve an acceptable net interest margin. Management regularly monitors interest rate and liquidity risk in relation to prospective market and business conditions and implements appropriate funding and balance sheet strategies.

Republic's objectives include providing consistent earnings, and preserving an adequate liquidity position. Republic has access to numerous sources of additional liquidity if needed. Substantial funding can be realized from the investment portfolio, of which $40 million matures or is putable within one year. Republic also has access to $107 million of investment securities which have been designated as "Available for Sale". Republic's banking centers also provide access to a broad retail deposit market. Republic has established additional lines of credit with various financial institutions which can provide a source for liquidity if needed.

Capital

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the risk profiles of financial institutions. At December 31, 1996, Republic exceeded the basic regulatory requirements for Tier I risk based, Tier I leverage and total risked based capital. The Bank intends to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC. See Notes to Financials, page 30, for detailed capital calculations and ratios.

In 1995, Republic issued 50,000 shares of Series A Convertible Preferred Stock with a stated value of $100 per share and raised $5 million in new capital. At December 31, 1995, there were 1,203,578 shares of no par common stock issued and outstanding. On January 8, 1996 the stockholders approved an amendment to Republic's Articles of Incorporation to authorize 15,000,000 shares of Class A Common Stock, no par value and 2,000,000 shares of Class B Common Stock, no par value. On February 16, 1996, the Board of Directors declared a stock dividend of five shares of Class A Common Stock and one share of Class B Common Stock in exchange for each share of Common Stock owned by stockholders of record on February 20, 1996 payable on February 29, 1996. The stock dividend has been treated as a stock split and all share and earnings per share amounts have been retroactively restated. The Class A shares are entitled to cash dividend equal to 110% of the dividend paid per share on the Class B Common Stock. Class A shares have one vote per share and Class B shares have ten votes per share. Class B stock may be converted, at the option of the holder, to Class A Common Stock on a share-for-share basis. The Class A Common Stock is not convertible into any other class of Republic's capital stock.

Republic maintains a leveraged capital position as a result of management's emphasis on asset growth. Historically, Republic's earnings have not been sufficient to support the sustained asset growth. To supplement Republic's capital position management has utilized alternative capital sources. During the first quarter of 1997, Republic issued through a newly formed subsidiary, Republic Capital Trust, $6.4 million in 8.5% Trust Preferred Securities. Each preferred security, par value $100, can be converted to five shares of Republic Class A Common Stock. Holders of the Trust Preferred Securities are entitled to the payments made on Republic's subordinated convertible debentures issued to that subsidiary which have a thirty year maturity with a right of redemption at par after five years, subject to certain restrictions. Interest Rate Risk Management

Republic's policy is to maintain a reasonable balance of rate sensitive assets and liabilities on a cumulative basis, thus minimizing the interest rate risks associated with fluctuating market interest rates. At December 31, 1996, Republic had a one year repricing gap of a negative $2.9 million (see table 13 on page 22) compared to a positive gap of $12.3 million at December 31, 1995. The change in the one year gap is not considered significant in relation to Republic's total assets. This one year gap indicates that Republic was liability-sensitive (i.e. liabilities will reprice faster than assets) during the period. A rise in interest rates under this liability-sensitive position could cause earnings and cash flow to decrease. Republic's earnings could be positively affected by a decrease in rates.

Some degree of interest rate risk is both inherent and appropriate in the banking industry. The Bank's Board of Directors sets policy guidelines establishing maximum limits on the Bank's interest rate risk exposure.
Republic's management monitors and adjusts exposure to interest rate fluctuations as influenced by the Bank's loan and deposit volume. In addition, the Investment Committee of the Bank monitors Republic's interest rate sensitivity on a quarterly basis.

Table 13 - Interest Rate Sensitivity (Gap Analysis)


                                                As of December 31, 1996

(in thousands)                  Total           0-90          91-180         181-365          1-5           5 Years
                                                Days           Days            Days          Years          and Over

Interest-Earning Assets:
   Loans                       $768,081       $235,305        $91,557        $175,760       $215,873        $49,586
   Investments                  287,404        164,331         12,129          21,261         75,221         14,462
   Federal Funds Sold            16,650         16,650
                             ----------       --------       --------        --------       --------         ------
      Total Interest
      Earning Assets         $1,072,135       $416,286       $103,686        $197,021       $291,094        $64,048

Interest Bearing Liabilities:

NOW, Super NOW, Money
Market and Savings              131,021        131,021

Other Interest-Bearing
Deposits                        585,151         70,415        113,733         140,498        260,505

Repurchase Agreements and
   Other Short-Term
   Borrowings                   181,634        164,019          2,758           9,742          5,090             25

Long-term Debt                  106,974         86,000                          1,639         19,335
                             ----------       --------       --------        --------       --------        -------
     Total Interest
     Bearing Liabilities      1,004,780        451,455        116,491         151,879        284,930             25
                             ----------       --------       --------        --------       --------        -------
     Total Gap                  $67,355       ($35,169)      ($12,805)        $45,142         $6,164        $64,023
                             ==========       =========      ========        ========       ========        =======
     Cumulative Gap                           ($35,169)      ($47,974)        ($2,832)        $3,332        $67,355


New Accounting Pronouncements

In June 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125). SFAS No. 125 provides new guidance for determining the circumstances under which transfers of financial assets are considered sales or financing and extends the accounting guidance of SFAS No. 122 for accounting for mortgage servicing rights to all servicing rights and liabilities. Under this standard, accounting for transfers of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished.

This statement is effective for fiscal years beginning after December 31, 1996 and early adoption is not permitted. The FASB is currently considering a proposal to delay the implementation date of certain sections of the standard. The impact of SFAS No. 125 on Republic's financial statements is not considered to be material.

In March 1997, the accounting requirements for calculating earnings per share were revised. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As Republic has not had significant dilution from stock options, the new calculation methods will not significantly affect future Basic earnings per share and diluted earnings per share.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 Index of Financial Statements


REPORT OF INDEPENDENT AUDITORS                                                25

REPORT OF INDEPENDENT AUDITORS                                                26

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of December 31, 1996 and 1995               27

   Consolidated Statements of Income for the years ended
      December 31, 1996, 1995 and 1994                                        28

   Consolidated Statements of Stockholders' Equity
      for the years ended December 31, 1996, 1995, and 1994                   29

   Consolidated Statements of Cash Flows
      for the years ended December 31, 1996, 1995 and 1994                    30

   Notes to Consolidated Financial Statements                             31 -51

                              REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
of Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Republic's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Republic Bancorp, Inc. and subsidiaries as of December 31, 1995, and 1994 were audited by other auditors whose report dated March 1, 1996 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.





Crowe, Chizek and Company LLP

Louisville, Kentucky
January 17, 1997

REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders of
  Republic Bancorp, Inc.

We have audited the consolidated balance sheet of Republic Bancorp, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of Republic's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Republic Bancorp, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




Deloitte & Touche LLP

Louisville, Kentucky
March 1, 1996

REPUBLIC BANCORP, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995 (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                        1996             1995
                                                                                    ------------    ------------
ASSETS:
     Cash and cash equivalents:
         Cash and due from banks                                                    $     40,021    $     30,988
         Federal funds sold                                                               16,650          44,325
                                                                                    ------------    ------------
              Total cash and cash equivalents                                             56,671          75,313
     Securities available for sale                                                       107,937
     Securities to be held to maturity                                                   173,918         114,654
     Mortgage loans held for sale                                                          7,624           5,988
     Loans, less allowance for loan losses
       of $6,241 (1996) and $3,695 (1995)                                                759,424         668,193
     Federal Home Loan Bank stock                                                          5,548           5,176
     Accrued interest receivable                                                           9,685           7,244
     Premises and equipment, net                                                          17,509          12,015
     Other assets                                                                          2,566           2,764
                                                                                    ------------    ------------

         TOTAL                                                                      $  1,140,882    $    891,347
                                                                                    ============    ============

LIABILITIES:
     Deposits:
         Non-interest bearing                                                       $     66,969    $     63,304
         Interest bearing                                                                716,172         671,139
     Securities sold under agreements to repurchase
       and other short-term borrowings                                                   181,634          21,729
     Other borrowed funds                                                                106,974          68,063
     Accrued interest payable                                                              5,643           4,314
     Other liabilities                                                                     4,471           4,296
                                                                                    ------------    ------------

         Total liabilities                                                             1,081,863         832,845

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock,  no par value,  100,000 shares  authorized,  Series A 8.5%
       noncumulative   convertible,   50,000  shares   issued  and   outstanding
       (liquidation
       preference $5,000)                                                                  5,000           5,000
     Class A common stock, no par value, 15,000,000 shares
       authorized,  6,051,611  shares  (1996)  and 0 shares  (1995)  issued  and outstanding;  Class  B  common  stock,  no par  value,  2,000,000  shares authorized,  1,169,857  shares  (1996)  and 0 shares  (1995)  issued  and outstanding;  Common  stock no par value 0 shares  (1996)  and  7,221,468
       (1995) issued
       and outstanding                                                                     3,491           3,491
     Additional paid-in capital                                                            6,817           6,817
     Retained earnings                                                                    43,930          43,194
     Net unrealized depreciation on securities available
       for sale, net of tax of $113.                                                        (219)
                                                                                    ------------    ------------

         Total Stockholders' equity                                                       59,019          58,502
                                                                                    ------------    ------------

         TOTAL                                                                      $  1,140,882    $    891,347
                                                                                    ============    ============

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                        1996            1995             1994
                                                                   -------------    ------------    ------------
INTEREST INCOME:
     Loans, including fees                                         $      70,831    $     61,338    $     42,370
     Securities:
         Taxable                                                           9,375           7,781           3,842
         Non-taxable                                                         127             139             405
         FHLB dividends                                                      378             338             264
     Other                                                                 1,275           1,537             494
                                                                   -------------    ------------    ------------
         Total interest income                                            81,986          71,133          47,375
                                                                   -------------    ------------    ------------

INTEREST EXPENSE:
     Deposits                                                             36,084          32,512          18,595
     Securities sold under agreements to
       repurchase and short-term borrowings                                3,481             975             653
     Other borrowed funds                                                  4,290           4,233           3,265
                                                                   -------------    ------------    ------------
         Total interest expense                                           43,855          37,720          22,513
                                                                   -------------    ------------    ------------

NET INTEREST INCOME                                                       38,131          33,413          24,862

PROVISION FOR LOAN LOSSES                                                  9,149           4,268             537
                                                                   -------------    ------------    ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                         28,982          29,145          24,325
                                                                   -------------    ------------    ------------

NON-INTEREST INCOME:
     Service charges on deposit accounts                                   2,642           1,974           1,473
     Other service charges and fees                                          445           1,434             782
     Bank card services                                                    1,010           1,263             819
     Net gain on sale of loans                                             1,212           1,083           1,625
     Loan servicing income                                                   829             895             915
     Other                                                                   959             871           1,383
                                                                   -------------    ------------    ------------
         Total non-interest income                                         7,097           7,520           6,997
                                                                   -------------    ------------    ------------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                       13,236          11,334          10,233
     Occupancy and equipment                                               6,623           5,346           4,758
     Communication and transportation                                      1,548           1,407           1,126
     Marketing and development                                             1,620           1,308             896
     FDIC Deposit Insurance                                                3,277           1,245           1,336
     Supplies                                                                973             883             702
     Litigation recovery                                                       -            (738)              -
     Other                                                                 4,132           3,720           3,165
                                                                   -------------    ------------    ------------
         Total non-interest expense                                       31,409          24,505          22,216
                                                                   -------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                                 4,670          12,160           9,106

INCOME TAXES                                                               1,943           4,372           2,936
                                                                    ------------     -----------     -----------

NET INCOME                                                            $    2,727      $    7,788      $    6,170
                                                                    ============     ===========      ==========


NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                                 $         .30    $        .99     $       .86
                                                                   =============    ============     ===========


See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


                                                       COMMON STOCK                                 NET UNREALIZED
                                             -------------------------------  ADDITIONAL            DEPRECIATION ON        TOTAL
                            PREFERRED STOCK  CLASS A  CLASS B                  PAID-IN   RETAINED  AVAILABLE FOR SALE  STOCKHOLDERS'
                           SHARES     AMOUNT  SHARES  SHARES  SHARES  AMOUNT   CAPITAL   EARNINGS     SECURITIES          EQUITY

BALANCE, January 1, 1994                                       7,126  $3,437    $6,433  $ 30,799                        $ 40,669

Sale of common stock                                               6       5        43                                        48

Stock options exercised                                           48      26       160                                       186

Purchases and retirements
 of common stock                                                  (6)     (1)      (27)                                      (28)

Net income                                                                                 6,170                           6,170
                                                               ------  ------   ------- --------                        --------

BALANCE, December 31, 1994                                     7,174   3,467     6,609    36,969                          47,045

Sale of preferred stock      50     $ 5,000                                                                                5,000

Sale of common stock                                              54      27       279                                       306

Purchases and retirements
 of common stock                                                  (6)     (3)      (71)                                      (74)

Dividends declared:
  Preferred($7.28 per share)                                                                (364)                           (364)
  Common($.17 per share)                                                                  (1,199)                         (1,199)

Net income                                                                                 7,788                           7,788
                          -------   -------                    ------  ------   -------- -------                        --------

BALANCE, December 31, 1995   50       5,000                    7,222   3,491     6,817    43,194                          58,502

Stock split                                    6,018   1,204  (7,222)

Conversions of Class B common
to Class A common                                 34     (34)

Dividends declared:
 Preferred ($8.50 per share)                                                                (425)                           (425)
 Common:  Class A($. 22 per share)                                                        (1,330)                         (1,330)
          Class B($. 20 per share)                                                          (236)                           (236)

Net changes in unrealized
 depreciation on securities
 available for sale,
 net of tax of $113.                                                                                      $  (219)          (219)

Net income                                                                                 2,727                           2,727
                          -------   -------   ------- ------   ------  ------   -------- -------         --------       --------

BALANCE, December 31,1996    50     $ 5,000    6,052   1,170     -    $3,491   $ 6,817   $43,930         $   (219)      $ 59,019
                          =======   =======   ======= ======   ====== =======   ======== ========        ========       ========




CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        1996            1995             1994
OPERATING ACTIVITIES:
     Net income                                                    $       2,727       $   7,788    $      6,170
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization
           of premises and equipment                                       3,179           2,353           2,024
         Amortization and accretion of securities                           (124)           (370)            131
         FHLB stock dividends                                               (372)           (331)           (264)
         Provision for loan losses                                         9,149           4,268             537
         Net gain on sale of mortgage loans held for sale                 (1,212)         (1,083)         (1,625)
         Proceeds from sale of mortgage loans held for sale              104,115          86,808         142,871
         Origination of mortgage loans held for sale                    (104,539)        (91,407)       (113,249)
         Changes in assets and liabilities:
              Accrued interest receivable                                 (2,441)         (1,968)         (1,625)
              Other assets                                                   415             960           1,108
              Accrued interest payable                                     1,329             755           1,118
              Other liabilities                                               83          (1,281)           (190)
                                                                   -------------    ------------    ------------
                  Net cash provided by operating activities               12,309           6,492          37,006

INVESTING ACTIVITIES:
     Purchases of securities available for sale                         (108,350)
     Purchases of securities to be held to maturity                     (215,655)       (100,039)       (103,821)
     Proceeds from maturities of securities to be held
       to maturity                                                       156,596          86,460          73,190
     Purchases of FHLB stock                                                                                (221)
     Net increase in loans                                              (100,484)       (101,313)        (85,262)
     Purchases of premises and equipment                                  (8,673)         (2,922)         (4,896)
                                                                   -------------    ------------    ------------
         Net cash used in investing activities                          (276,566)       (117,814)       (121,010)

FINANCING ACTIVITIES:
     Net increase in deposits                                             48,698         144,407          73,165
     Net increase (decrease) in securities sold under agree-
       ments to repurchase and other short-term borrowings               159,905           8,997            (496)
     Payments on other borrowed funds                                    (77,089)        (19,997)        (23,760)
     Proceeds from other borrowed funds                                  116,000          11,000          33,100
     Purchases and retirements of common stock                                               (74)            (28)
     Sale of common stock and stock options exercised                                        306             234
     Sale of preferred stock                                                               5,000
     Dividends                                                            (1,899)         (1,563)
                                                                   -------------    ------------    ------------
         Net cash provided by financing activities                       245,615         148,076          82,215
                                                                   -------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                   (18,642)         36,754          (1,789)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                                    75,313          38,559          40,348
                                                                   -------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $      56,671    $     75,313    $     38,559
                                                                   =============    ============    ============

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                                  $      42,526    $     36,965    $     21,395
                                                                   =============    ============    ============
         Income taxes                                              $       2,902    $      3,920    $      1,266
                                                                   =============    ============    ============
     Transfers from loans to real estate
       acquired in settlement of loans                             $         104    $        802    $        884
                                                                   =============    ============    ============


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND BUSINESS - The consolidated financial statements include the accounts of Republic Bancorp, Inc. (Parent Company) and its wholly-owned subsidiaries; Republic Bank & Trust Company (Bank), Republic Mortgage Company and Republic Insurance Agency, Inc. (collectively Republic). All significant intercompany balances and transactions have been eliminated.

     Republic operates 21 banking centers primarily in the retail banking industry and conducts its operations predominately in metropolitan Louisville and in Central and Western Kentucky. Republic's consolidated results of operations are dependent upon net interest income, which is the difference between the interest income on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning assets are securities and commercial, real estate mortgage and consumer loans. Interest-bearing liabilities consist of interest-bearing deposit accounts and short-term and long-term borrowings.

     Other sources of income include fees charged to customers for a variety of banking services such as credit cards, transaction deposit accounts, and trust services. Republic also generates revenue from its mortgage banking activities including the origination and sale of loans in the secondary market and servicing loans for others.

     Republic's operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communications and transportation costs and other general and administrative expenses. Republic's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

     SECURITIES - Securities to be held to maturity are those which Republic has the positive intent and ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

     Securities available for sale consist of securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses, net of tax, on securities available for sale are reported in a separate component of shareholders' equity until realized. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

     Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

     Federal Home Loan Bank stock is not considered a marketable equity security under Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and, therefore, is carried at cost.

     LOANS - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamoritized premiums or discounts on purchased loans.

     Interest on loans is computed on the principal balance outstanding. Loan origination fees and certain direct loan origination costs relating to successful loan origination efforts are deferred and recognized over the lives of the related loans as an adjustment to yield.

     Generally, the accrual of interest on loans, including loans impaired under SFAS No. 114, is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. Such loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans generally are not placed on non-accrual status but are reviewed periodically and charged off when deemed uncollectible.

     ALLOWANCE FOR LOAN LOSSES - Republic implemented SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, effective January 1, 1995. SFAS 114 defines a loan as "impaired" when it is probable that a creditor will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. Republic has defined its population of impaired loans to be those commercial real estate and commercial loans $500,000 or greater that management has classified as doubtful (collection of all amounts due under the terms of the loan is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon determination that it is probable the full amount will not be collected.

     Impairment of smaller balance, homogeneous loans (commercial real estate and commercial loans less than $500,000, residential real estate, consumer, home equity, and credit card loans) is measured on an aggregate basis giving consideration to historical charge-off experience of the related portfolios.

     Republic recognizes interest income on an impaired loan when earned, unless the loan is on non-accrual status, in which case interest income is recognized when received.

     The allowance for loan losses is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Although management believes it uses the best information available to make determinations with respect to Republic's allowance for loan losses, future adjustments, which could be material, may be necessary if original assumptions differ from actual performance.

     MORTGAGE BANKING ACTIVITIES - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. Republic controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by entering into option agreements to sell loans. The aggregate market value of mortgage loans held for sale considers the sales prices of such agreements. Republic also provides currently for any losses on uncovered commitments to lend or sell.

     On January 1, 1996, Republic adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" which requires an enterprise with mortgage banking activities to recognize the right to service mortgage loans for others as a separate asset, however those rights were acquired. Under previous accounting guidance, a separate asset was recognized for purchased, but not originated, mortgage servicing rights. Under SFAS No. 122, the total cost of mortgage loans originated with the intent to sell is allocated between the servicing right and the loan without the servicing right based on their relative fair values at the date of origination. The capitalized cost of servicing rights are amortized in proportion to, and over the period of, the estimated net servicing income. The mortgage servicing asset is periodically evaluated for impairment.

     Since adoption of this Statement, loans sold in the secondary market have been primarily servicing released. Accordingly, adoption of SFAS No. 122 has had no material impact on Republic's financial position or results of operations.

     PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated useful lives of the related assets on the straight-line method. Estimated lives are 25 to 31 1/2 years for buildings and improvements, 3 to 5 years for furniture, fixtures and equipment and 3 to 9 years for leasehold improvements.

     ACQUISITION INTANGIBLES - The cost in excess of fair value of net assets acquired in business combinations is amortized to expense on a constant level yield in direct relation to the estimated remaining lives of long-term interest bearing assets acquired.

     The premium resulting from the valuation of core deposits in business combinations or in the purchase of branch offices from other financial institutions is amortized over a period not exceeding the lesser of the estimated average remaining life of the existing customer deposit base acquired, or ten years. Amortization is provided at the same rate the related deposits are expected to be withdrawn. The amortization periods for intangible assets are continually monitored to determine if events and circumstances require such periods to be reduced.

     IMPAIRMENT OF LONG LIVED ASSETS - Effective January 1, 1996, Republic adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets", which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of adopting this standard is considered to be a component of other operating expense and was not significant.

     LOAN SERVICING - Loan servicing income is recorded as principal payments are collected and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Costs of loan servicing are charged to expense as incurred.

     STOCK OPTION PLANS - On January 1, 1996, Republic adopted SFAS No. 123, "Accounting for Stock Based Compensation." This Statement establishes a fair value based method of accounting for stock options and similar equity instruments such as warrants. Companies may either adopt the fair value method of accounting introduced in SFAS No. 123 or continue to apply the intrinsic value method required under current accounting methods. Under current accounting methods, because the exercise price of Republic's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Companies which elect to remain with the current method of accounting must make pro-forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted. Management has elected to continue applying the intrinsic value method and has made the required pro forma disclosures.

     INCOME TAXES - Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     EARNINGS PER SHARE - Earnings per common and common equivalent share is based upon the weighted average of common and common equivalent shares outstanding during the year. Primary and fully diluted earnings per share are approximately the same. The number of common and common equivalent shares utilized in the per share computations was approximately 7,624,000, 7,527,000, and 7,140,000 in 1996, 1995 and 1994, respectively. All per share  amounts have been  restated to reflect the stock split  described in
     Note 12.

     USE OF  ESTIMATES  -  Financial  statements  prepared  in  conformity  with
     generally  accepted  accounting   principles  require  management  to  make
     estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

     CURRENT ACCOUNTING ISSUES - During 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued, and it will apply in 1997. This statement extends the requirements of SFAS No. 122 to all servicing rights and establishes standards for determining the circumstances under which transfers of financial assets should be considered sales or as secured borrowings and the related accounting requirements for each. Republic has not yet determined the impact of this standard on the financial statements.

2.   RESTRICTIONS ON CASH AND DUE FROM BANKS

     Republic is required by the Federal Reserve Bank to maintain average reserve balances. Cash and due from banks in the consolidated balance sheet includes $6.8 million of reserve balances at December 31, 1996.

3.   SECURITIES

     Securities available for sale:

                                                                    DECEMBER 31, 1996
                                                                      (IN THOUSANDS)
                                                        GROSS           GROSS
     AMORTIZED                                       UNREALIZED      UNREALIZED
     COST                                               GAINS          LOSSES         FAIR VALUE

     U.S. Treasury securities and U.S.
       government agencies                         $   108,269     $      (332)      $   107,937
                                                   ===========     ===========       ===========



     Securities to be held to maturity:

                                                                          DECEMBER 31, 1996
                                                                            (IN THOUSANDS)
                                                                         GROSS            GROSS
                                                     AMORTIZED        UNREALIZED       UNREALIZED
                                                        COST             GAINS           LOSSES         FAIR VALUE

     U.S. Treasury securities and U.S.
       government agencies                         $   168,797       $       452      $      (800)      $   168,449
     Obligations of state and political
       subdivisions                                      4,458               167               (1)            4,624
     Mortgage-backed securities                            663                                (41)              622
                                                   -----------       -----------      -----------       -----------

         Total securities to be held to maturity   $   173,918       $       619      $      (842)      $   173,695
                                                   ===========       ===========      ===========       ===========


                                                                          DECEMBER 31, 1995
                                                                            (IN THOUSANDS)
                                                                          GROSS           GROSS
                                                    AMORTIZED          UNREALIZED       UNREALIZED
                                                       COST               GAINS           LOSSES         FAIR VALUE

     U.S. Treasury securities and U.S.
       government agencies                         $   109,282       $       777      $      (823)      $   109,236
     Obligations of state and political
       subdivisions                                      4,629               176               (1)            4,804
     Mortgage-backed securities                            743                                (34)              709
                                                   -----------       -----------      -----------       -----------

         Total securities to be held to maturity   $   114,654       $       953      $      (858)      $   114,749
                                                   ===========       ===========      ===========       ===========



     Securities having an amortized cost of $263.5 million and $58.2 million and fair value of $262.9 million and $58.4 million at December 31, 1996 and 1995, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

     The amortized cost and fair value of securities, by contractual maturity, are as follows:

                                                                          DECEMBER 31, 1996
                                                                            (IN THOUSANDS)
                                                           SECURITIES TO BE              SECURITIES AVAILABLE
                                                           HELD TO MATURITY                    FOR SALE
                                                   -----------------------------    ----------------------------
                                                     AMORTIZED                         AMORTIZED
                                                       COST           FAIR VALUE          COST         FAIR VALUE

     Due in one year or less                       $     69,652    $      69,704
     Due after one year through
       five years                                        85,528           85,570    $    108,269    $    107,937
     Due after five through ten years                    15,336           15,048
     Due after ten years                                  3,402            3,373
                                                   ------------    -------------    ------------    ------------


         Total                                     $    173,918    $     173,695    $    108,269    $    107,937
                                                   ============    =============    ============    ============

4.   LOANS

                                                                                       DECEMBER 31,
                                                                             -----------------------------
                                                                                 1996               1995
                                                                                      (IN THOUSANDS)

     Residential real estate                                                 $    457,204     $    371,846
     Commercial real estate                                                        59,086           75,648
     Real estate construction                                                      32,130           31,230
     Commercial                                                                    25,115           21,042
     Consumer                                                                      96,138           98,730
     Home equity                                                                   69,572           48,244
     Bank card                                                                     24,527           25,581
     Other                                                                          4,309            3,424
                                                                             ------------     ------------
     Total loans                                                                  768,081          675,745
     Less:
     Unearned interest income
       and unamortized loan fees                                                    2,416            3,857
     Allowance for loan losses                                                      6,241            3,695
                                                                             ------------     ------------

     Loans, net                                                              $    759,424     $    668,193
                                                                             ============     ============

     Substantially all loans are to borrowers in Republic's primary market areas. Republic's policy is to make residential real estate loans that generally do not exceed 80% of appraised value of the underlying property for conventional loans, and to require borrowers to purchase private mortgage insurance where the borrower's down payment is less than 20%.
     Republic generally also requires collateral on commercial real estate loans, commercial loans and home equity loans. All bank card loans and approximately $55.0 million and $64.4 million of consumer loans at December 31, 1996 and 1995, respectively, are on an unsecured basis.

     Republic monitors its exposure to credit risk by performing ongoing credit evaluations of the borrowers' financial condition and maintains an allowance for potential credit losses. Activity in the allowance for loan losses is summarized as follows:


                                                                              DECEMBER 31,
                                                             --------------------------------------------
                                                                  1996            1995             1994
                                                                            (IN THOUSANDS)

     Balance, beginning of year                              $      3,695    $      1,827     $      1,627
     Provision for loan losses charged to income                    9,149           4,268              537
     Charge-offs                                                   (7,129)         (2,489)            (459)
     Recoveries                                                       526              89              122
                                                             ------------    ------------     ------------

     Balance, end of year                                    $      6,241    $      3,695     $      1,827
                                                             ============    ============     ============

     The level of charge offs in 1996 and 1995 significantly exceeded losses incurred in prior periods and were directly related to two unsecured credit programs initiated in 1995. The net charge offs related to loans arising under these programs were $4.8 million and $1.0 million in 1996 and 1995, and accounted for 73% and 43% of net charge offs in each of those years. Originations of loans under these programs were reduced in 1996, and such originations were underwritten to more restrictive standards than in 1995.

     Information about Republic's investment in impaired loans is as follows:

                                                                           AS OF AND FOR THE YEAR ENDED
                                                                                    DECEMBER 31,
                                                                          --------------------------------
                                                                              1996                1995
                                                                                    (IN THOUSANDS)

     Gross impaired loans which have allowances                           $      1,638        $      4,064
     Less:  related allowances for loan losses                                     240                 589
                                                                          ------------        ------------

     Net impaired loans with related allowances                                  1,398               3,475
     Impaired loans with no related allowances                                       0                  87
                                                                          ------------        ------------

         Total                                                            $      1,398        $      3,562
                                                                          ============        ============

     Average impaired loan outstanding                                    $      1,638        $      3,432
                                                                          ============        ============

     Interest income recognized                                           $        110        $        358
                                                                          ============        ============

     Interest income received                                             $        110        $        337
                                                                          ============        ============

     Loans made to executive officers and directors of Republic and their related interests in the ordinary course of business, subject to substantially the same credit policies as other loans and current in their terms, are as follows:

                                               BALANCE,                                          BALANCE,
                                              BEGINNING            NEW                              END
     PERIOD                                   OF PERIOD           LOANS        REPAYMENTS        OF PERIOD
     (IN THOUSANDS)

     Year ended December 31, 1996           $      8,305     $        961    $      3,159     $      6,107
                                            ============     ============    ============     ============



5.   LOAN SERVICING

     Republic was servicing loans for others (primarily FHLMC) totaling $296.8 million and $327.1 million at December 31, 1996 and 1995, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. In connection with these loans serviced for others, Republic held borrowers' escrow balances of $.6 million and $1.4 million at December 31, 1996 and 1995, respectively.

6.   ACCRUED INTEREST RECEIVABLE

                                                                                       DECEMBER 31,
                                                                            ------------------------------
                                                                                  1996              1995
                                                                                      (IN THOUSANDS)

     Investment Securities                                                   $      4,331     $      2,204
     Loans                                                                          5,354            5,040
                                                                             ------------     ------------

                                                                             $      9,685      $     7,244
                                                                             ============      ===========

7.   PREMISES AND EQUIPMENT

                                                                                        DECEMBER 31,
                                                                             -----------------------------
                                                                                  1996            1995
                                                                                      (IN THOUSANDS)

     Land                                                                    $      1,699      $     1,194
     Office buildings and improvements                                              8,718            7,298
     Furniture, fixtures and equipment                                             18,608           12,183
     Leasehold improvements                                                           869              677
                                                                             ------------     ------------

     Total premises and equipment                                                  29,894           21,352
     Less accumulated depreciation and amortization                                12,385            9,337
                                                                             ------------     ------------

     Net premises and equipment                                              $     17,509     $     12,015
                                                                             ============     ============

8.   INTEREST BEARING DEPOSITS

                                                                                       DECEMBER 31,
                                                                             -----------------------------
                                                                                   1996              1995
                                                                                       (IN THOUSANDS)

     Demand (interest bearing):
     NOW and Super NOW                                                       $     75,040     $     76,972
     Money market                                                                  41,140           26,772
     Savings                                                                       14,840           15,395
     Money market certificates of deposit                                          63,423           58,599
     Individual retirement accounts                                                35,845           34,275
     Certificates of deposit, $100,000 and over                                    60,890           55,708
     Other certificates of deposit                                                374,864          355,344
     Brokered deposits                                                             50,130           48,074
                                                                             ------------     ------------

     Total interest bearing deposits                                         $    716,172     $    671,139
                                                                             ============     ============

     At December 31, 1996, the scheduled maturities of time deposits are as follows:

              Less than 1 year                                     $    260,772
              Over 1 year through 3 years                               234,865
              Over 3 years through 5 years                               26,092
                                                                   ------------
                                                                   $    521,729
                                                                   ============

9.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND
     OTHER SHORT TERM BORROWINGS

     These borrowings consist of repurchase agreements and overnight liabilities to deposit customers arising from a cash management program offered by Republic. While effectively deposit equivalents, such arrangements are in the form of repurchase agreements. The repurchase agreements are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities.


                                                                                        DECEMBER 31,
                                                                             ------------------------------
                                                                                   1996               1995
                                                                                    (DOLLARS IN THOUSANDS)

     Average outstanding balance during the year                             $     74,531      $     27,828
     Average interest rate during the year                                          4.74%             4.08%
     Maximum month end balance during the year                               $    182,485      $     31,617


     Approximately $92 million of the December 31, 1996 balance represents funds received from local governmental organizations. Substantially all of these amounts are expected to be returned by March 31, 1997.

     All securities underlying the agreements were under Republic's control.

10.  OTHER BORROWED FUNDS


                                                                                       DECEMBER 31,
                                                                             -----------------------------
                                                                                  1996              1995
                                                                                      (IN THOUSANDS)
     Subordinated debentures bearing interest
       from 9.75% to 10.0%                                                   $        188     $        538
     Note payable to a financial institution
       bearing interest at 7.75%                                                    1,450            1,450
         Federal Reserve Discount Borrowings bearing
            interest at 5.00% due 1/9/97                                           21,000
     Federal Home Loan Bank  variable  interest  rate  advances,  with  weighted average interest rate
       of 5.47% at December 31, 1996, due through 1999                             65,000           54,000
     Federal Home Loan Bank fixed interest rate advances,  with weighted average interest rate
       of 5.54% at December 31, 1996, due through 2000                             19,336           12,075
                                                                             ------------     ------------

                                                                             $    106,974     $     68,063
                                                                             ============     ============


     The principal and interest on the note payable to a financial institution is due quarterly. Republic has pledged 51% of the Bank's outstanding common stock as collateral for this note. The loan agreement sets forth restrictive covenants that include maintenance of minimum insurance, minimum net worth and capital ratios and restrictions on dividends. Republic is in compliance with these covenants at December 31, 1996 and 1995.

     The Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans with an unpaid principal balance of greater than 150% of the outstanding advances. Republic had available $26.6 million at December 31, 1996, on a total line of credit of $111.0 million with the Federal Home Loan Bank.
     Republic also has lines of credit totaling $15.0 million available through various financial institutions.

     Aggregate future principal payments on borrowed funds as of December 31, 1996 are as follows:

     YEAR                               (IN THOUSANDS)

     1997                                $     45,649
     1998                                      53,988
     1999                                       6,044
     2000                                       1,103
     2001 and thereafter                          190
                                         ------------

                                         $    106,974
                                         ============

11.  INCOME TAXES

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:


                                                                                       DECEMBER 31,
                                                                              -----------------------------
                                                                                   1996            1995
                                                                                      (IN THOUSANDS)
     Deferred tax assets:
         Depreciation                                                         $        232     $         59
         Loan fees                                                                     186              101
         Purchased mortgage servicing rights                                                             17
         Allowance for loan losses                                                   1,040              450
         FAS 115 valuation reserve                                                     113
         Other                                                                                           14
                                                                              ------------     ------------

              Total deferred tax assets                                              1,571              641
                                                                              ------------     ------------

     Deferred tax liabilities:
         FHLB dividends                                                                488              362
         Other                                                                          74
                                                                              ------------
              Total deferred tax liabilities                                           562              362
                                                                              ------------     ------------

     Net deferred tax asset, included in other assets                         $      1,009     $        279
                                                                              ============     ============


                                                                          YEAR ENDED DECEMBER 31,
                                                                   1996            1995            1994
                                                                              (IN THOUSANDS)

     Income tax expense consisted of:
         Current                                              $      2,560    $      4,443     $      2,894
         Deferred expense (benefit)                                   (617)            (71)              42
                                                              ------------    ------------     ------------

              Total                                           $      1,943    $      4,372     $      2,936
                                                              ============    ============     ============


     The provision for income taxes differs from the amount computed at the statutory rate as follows:


                                                                                YEARS ENDED
                                                                               DECEMBER 31,
                                                                   1996            1995            1994

     Federal statutory rate                                        34.0%           34.0%           34.0%
                                                               ========         =======         =======
     Increase (decrease) resulting from:

         Tax-exempt interest income                                (1.4)           (0.7)           (1.0)
         Net operating loss carryforward                                           (1.8)          (25.0)
         Federal Deposit Insurance Corporation
           tax assistance                                                           1.8            25.0
         Acquisition intangibles                                    6.5
         Other                                                      2.5             2.6            (0.8)
                                                               --------         -------         -------

     Effective rate                                                41.6%           35.9%           32.2%
                                                               ========         =======         =======


     Republic  is  required to pay the  Federal  Deposit  Insurance  Corporation
     (FDIC) for the tax benefits resulting from tax deductions for losses on loans and real estate acquired in settlement of loans which were acquired under the 1985 Federal Savings and Loan Insurance Corporation assistance agreement for Home Federal Savings and Loan Association and the 1988 merger with the First Federal Savings and Loan Association. Income taxes in the accompanying consolidated statements of income include certain amounts owed to the FDIC for such tax benefits.

     Republic is involved in discussions with the FDIC concerning interpretations of certain provisions of the agreements and may be required to remit additional payments related to prior years. Management intends to vigorously contest any request by the FDIC for additional payments. There have been no new developments with respect to this matter during the period.

12.  STOCKHOLDERS' EQUITY

     COMMON STOCK - At December 31, 1995, there were 1,203,578 shares of no par common stock issued and outstanding. On January 8, 1996 the stockholders approved an amendment to Republic's Articles of Incorporation to authorize 15,000,000 shares of Class A Common Stock, no par value and 2,000,000 shares of Class B Common Stock, no par value.

     On February 16, 1996, the Board of Directors declared a stock dividend of five shares of Class A Common Stock and one share of Class B Common Stock in exchange for each share of Common Stock owned by stockholders of record on February 20, 1996 payable on February 29, 1996. The stock dividend has been treated as a stock split and all share and earnings per share amounts have been retroactively restated.

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

     PREFERRED STOCK - Each share of Series A preferred stock is convertible into one share of common stock at any time at the option of the holder. Republic may redeem the shares at its option, in whole or in part, beginning January 1, 1996 at 105% of the share price ($100) and declining 1% per annum to 100% at January 1, 2001 and thereafter. In the event of any dissolution or reduction in capital resulting in any distribution of assets, the stockholders shall be entitled to receive one hundred dollars for each share of Series A preferred stock held.

     DIVIDEND LIMITATIONS - Banking regulations limit the amount of dividends that may be paid to Republic without prior approval of the Bank's regulatory agency. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, less any dividends declared during those periods. At December 31, 1996, the Bank had $8.6 million of retained earnings available for such purposes.

     REGULATORY CAPITAL REQUIREMENTS - Republic and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Republic's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Republic and the Bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the bank must maintain minimum Total Risk-Based, Tier I Risk-Based, and Tier I Leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


                                                                                                         MINIMUM
                                                                                   MINIMUM             REQUIREMENT
                                                                                 REQUIREMENT            TO BE WELL
                                                                                 FOR CAPITAL         CAPITALIZED UNDER
                                                                                  ADEQUACY           PROMPT CORRECTIVE
                                                          ACTUAL                  PURPOSES           ACTION PROVISIONS
                                                      ----------------------------------------------------------------
                                                       AMOUNT   RATIO         AMOUNT   RATIO          AMOUNT     RATIO
                                                                         (DOLLARS IN THOUSANDS)

     As of December 31, 1996
         Total  Risk Based Capital (to Risk Weighted Assets)
              CONSOLIDATED                           $  65,449  10.10%       $  51,818   8%          $  64,773    10%
              Bank only                              $  66,590  10.31%       $  51,687   8%          $  64,609    10%

         Tier I Capital (to Risk Weighted Assets)
              CONSOLIDATED                           $  59,208   9.14%       $  25,909   4%          $  38,864     6%
              Bank only                              $  60,349   9.34%       $  25,843   4%          $  38,765     6%

         Tier I Leverage Capital (to Average Assets)
              CONSOLIDATED                           $  59,208   5.76%       $  41,097   4%          $  51,372     5%
              Bank only                              $  60,349   5.87%       $  41,097   4%          $  51,372     5%


13.  STOCK OPTION PLAN

     Under a stock option plan, certain key employees and directors are granted options to purchase shares of Republic's common stock at fair value at the date of the grant. Options granted become fully exercisable at the end of two to six years of continued employment and must be exercised within one year.

A summary of Republic's stock option activity, and related information for the years ended December 31 follows:


                                                   1996                             1995                   1994
                             --------------------------------------------   ---------------------   --------------------

                              OPTIONS    WEIGHTED-     OPTIONS   WEIGHTED-    OPTIONS    WEIGHTED-   OPTIONS   WEIGHTED-
                              CLASS A     AVERAGE      CLASS B    AVERAGE     COMMON      AVERAGE    COMMON     AVERAGE
                              SHARES     EXERCISE      SHARES    EXERCISE      STOCK     EXERCISE     STOCK    EXERCISE
                                           PRICE                   PRICE                   PRICE                 PRICE

     Outstanding
     beginning of year                                228,000     $   7.72     42,000     $   3.76    90,000    $   3.71

     Stock Split               190,000    $   7.72   (190,000)    $   7.72

     Granted                   311,500    $  11.94                            228,000     $   7.72

     Exercised                                                                (42,000)    $   3.76   (48,000)   $   3.67

     Forfeited                 (33,000)   $  10.76     (4,000)    $  10.00
                               -------               --------                 -------               --------

     Outstanding
     year end                  468,500    $  10.31     34,000     $   7.45    228,000     $   7.72    42,000    $   3.76
                               =======               ========                 =======               ========

     Exercisable
     (vested) end
     of year                       ---                    ---                     ---                  7,000


     As discussed in Note 12, on February 16, 1996, common stock was split into five shares of Class A Common Stock and one share of Class B Common Stock for every share of common stock owned by stockholders of record on February 20, 1996.

     Exercise prices for options outstanding as of December 31, 1996 ranged from $ 6.56 to $ 12.00. The weighted average remaining contractual life of those options is 5.18 years.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if Republic had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in computing pro forma disclosures are as follows:

                                                   1996                   1995
                                                   ----                   ----

   Assumptions:
       Risk-free interest rate                      6.29%                 7.37%
       Expected dividend yield                      2.95%                 1.84%
       Expected life (years)                        6.00                  5.66
       Expected common stock
          market price volatility                  .1256                 .1256

   Estimated fair value per share               $   2.85               $  2.01

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on an accelerated basis. Republic's pro forma information follows (in thousands except for earnings per share information);

                                                  1996                   1995
                                                  ----                   ----
            Pro forma net income               $  2,572               $ 7,726
            Pro forma earnings per share           .28                   .97

     Future pro forma net income will be negatively impacted should Republic choose to grant additional options.

14.  EMPLOYEE BENEFIT PLAN

     Republic maintains a 401(k) plan for full-time employees who have been employed for 1,000 hours in a plan year and have reached the age of 21. Participants in the plan may elect to contribute from 1% to 15% of their annual compensation. Republic matches 50% of participant contributions up to 5% of each participant's annual compensation. Republic's contribution may increase if certain operating ratios are achieved. Republic's matching contributions were $284,000, $240,000, and $215,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

15.  NON-INTEREST INCOME AND EXPENSE

     Republic had previously recorded in 1993 non-interest expense of $738,000 due to an adverse legal verdict. The legal verdict was subsequently overturned by the federal appellate court and Republic believes that the matter has been finally concluded. As a result, $738,000 was recorded as litigation cost recovery in non-interest expense during 1995.

     Other non-interest income for 1994 includes approximately $500,000 received from a related party relating to a prior year regulatory matter.

16.   LEASES AND TRANSACTIONS WITH AFFILIATES

     Republic leases office facilities from an affiliated company owned by Republic's Chairman and Chief Executive Officer under operating leases that expire July 1998. Rent expense for the years ended December 31, 1996, 1995 and 1994 under these leases was $1,054,000, $951,000 and $921,000, respectively. Total rent expense on all operating leases was $1,343,000, $1,200,000 and $1,100,000 for the years ended December 31, 1996, 1995 and
     1994, respectively. The total minimum lease commitments under noncancelable operating leases are as follows:


                                                         DECEMBER 31, 1996
                                          ---------------------------------------------
                YEAR                          AFFILIATE         OTHER           TOTAL
                                                                              (IN THOUSANDS)
               1997                       $      1,051    $        253     $      1,304
               1998                                960             144            1,104
               1999                                833             144              977
               2000                                833             111              944
               Thereafter                          555             207              762
                                              ------------    ------------     ------------

                                          $      4,232    $        859     $      5,091
                                              ============    ============     ============


     Republic made payments to companies owned by directors of the Bank for the construction of branches totaling $711,000, $11,000, and $1,800,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

17.  SAIF ASSESSMENT

     In November 1994, Republic completed a merger with its affiliated savings association, Republic Savings Bancorp, Inc. Subsequent to the merger, a portion of Republic's deposits continue to be insured by the Savings Association Insurance Fund (the SAIF). A bill was passed on September 30, 1996, which included a provision to replenish the SAIF through a special assessment. The one-time assessment was imposed on SAIF assessable deposits held at March 31, 1995. Republic's assessment of approximately $2.3 million is included in FDIC deposit insurance expense in the accompanying consolidated Statements of Income.

18.  OFF-BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

     Republic is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and standby letters of credit. The contract or notional amounts of these instruments reflect the extent of involvement Republic has in particular classes of financial instruments. Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with Republic's credit policies. Collateral, if deemed necessary, is based on management's credit evaluation of the counterparty and may include business assets of commercial borrowers as well as personal property and real estate of individual borrowers or guarantors.

     Republic extends binding commitments to prospective customers. Such commitments assure the borrower of financing for a specified period of time at a specified rate. The risk to Republic under such loan commitments is limited by the terms of the contract. For example, Republic may not be obligated to advance funds if the customer's financial condition deteriorates or if the customer fails to meet specific covenants. An approved, but undrawn, loan commitment represents a potential credit risk once the funds are advanced to the customer, a liquidity risk since the customer may demand immediate cash that would require a funding source, and an interest rate risk since interest rates may rise above the rate committed to the customer. Republic's current liquidity position continues to meet its need for funds. In addition, since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time will not require a funding source. As of December 31, 1996 and 1995, Republic had outstanding loan commitments totaling $154.8 million and $100.6 million. Loan commitments include unused credit card lines and home equity lines of credit totaling $100.2 million and $66.2 million as of December 31, 1996 and 1995, respectively. Substantially all commitments at December 31, 1996 and 1995 are at variable rates.

     Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. At December 31, 1996 and 1995, commitments outstanding under standby letters of credit totaled $1.9 million and $2.1 million, respectively.

19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts have been determined by Republic using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Republic could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


                                                         DECEMBER 31, 1996                  DECEMBER 31, 1995
                                                   -----------------------------       ----------------------
                                                                            (IN THOUSANDS)

                                                      CARRYING            FAIR           CARRYING            FAIR
                                                       AMOUNT             VALUE           AMOUNT             VALUE


      Assets:
       Cash and cash equivalents                   $    56,671       $    56,671      $    75,313       $    75,313
       Securities available for sale                   107,937           107,937
       Securities to be held to maturity               173,918           173,827          114,654           114,749
       Mortgage loans held for sale                      7,624             7,700            5,988             6,197
       Loans                                           759,424           761,915          668,193           669,092
       Federal Home Loan Bank stock                      5,548             5,548            5,176             5,176

     Liabilities:
       Deposits:
         Certificate of deposit and individual
           retirement accounts                     $   521,729       $   521,333      $   493,401       $   499,149
         Non interest-bearing accounts                  66,969            66,969           63,304            63,304
         Transaction accounts                          194,443           196,578          177,738           177,738
       Securities sold under agreements to
           repurchase and other short-term
           borrowings                                  181,634           181,428           21,729            21,729
       Other borrowed funds                            106,974           107,134           68,063            68,183


     CASH AND CASH EQUIVALENTS - The carrying amount is a reasonable estimate of fair value.

     SECURITIES AVAILABLE FOR SALE, SECURITIES TO BE HELD TO MATURITY AND FEDERAL HOME LOAN BANK STOCK - Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. For Federal Home Loan Bank stock, the carrying amount is a reasonable estimate of fair value.

     LOANS - The fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     MORTGAGE LOANS HELD FOR SALE - Estimated fair value is defined as the current quoted secondary market price for such loans without regard to Republic's other commitments to make and sell loans.

     DEPOSITS - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS - The carrying amount is a reasonable estimate of fair value.

     OTHER BORROWED FUNDS - The fair value is estimated based on the estimated present value of future cash outflows using the current rates at which similar loans with the same remaining maturities could be obtained.

     COMMITMENTS TO EXTEND CREDIT - The fair value of commitments to extend credit is based upon the difference between the interest rate at which Republic is committed to make the loans and the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for the estimated volume of loan commitments actually expected to close. The fair value of such commitments is not material.

     COMMITMENTS TO SELL LOANS - The fair value of commitments to sell loans is based upon the difference between the interest rates at which Republic is committed to sell the loans and the current quoted secondary market price for similar loans. The fair value of such commitments is not material.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

20.  SEGMENT INFORMATION

     Republic's operations include two reportable segments: banking and mortgage banking. The banking segment is composed of those operations involved in making loans, investing in government and government agencies' securities and receiving deposits from customers. The mortgage banking segment consists of those operations involved in originating residential mortgage loans for resale in the secondary mortgage market and in servicing loans for others.

     Intersegment interest income and expense represent interest on loans and advances from the bank segment to the mortgage banking segment are computed at the Bank's prime rate.


                                                                     YEAR ENDED DECEMBER 31, 1996
                                               --------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
                                                               MORTGAGE        PARENT
                                                BANKING         BANKING        COMPANY      ELIMINATIONS     CONSOLIDATED

     Interest income:
         Unaffiliated customers                $    81,296    $       575    $       115                    $    81,986
         Intersegment                                  538                                   $      (538)
                                               -----------    -----------    -----------     -----------    -----------

     Total interest income                          81,834            575            115            (538)        81,986
                                               -----------    -----------    -----------     -----------    -----------

     Interest expense:
         Unaffiliated customers                     43,689                           166                         43,855
         Intersegment                                  115            423                           (538)
                                               -----------    -----------    -----------     -----------    -----------

     Total interest expense                         43,804            423            166            (538)        43,855
                                               -----------    -----------    -----------     -----------    -----------

     Net interest income                            38,030            152            (51)                        38,131

     Provision for loan losses                       9,149                                                        9,149

     Non-interest income                             5,195          1,902                                         7,097

     Non-interest expense                           30,189          1,178             42                         31,409
                                               -----------    -----------    -----------     -----------    -----------

     Income (loss) before income taxes         $     3,887    $       876    $       (93)    $    -         $     4,670
                                               ===========    ===========    ===========     ===========    ===========

     Identifiable assets                       $ 1,131,681    $     9,180    $    62,146     $   (62,125)   $ 1,140,882
                                               ===========    ===========    ===========     ===========    ===========

     Depreciation and amortization
       of premises and equipment               $     3,094    $        85                                   $     3,179
                                               ===========    ===========                                   ===========

     Capital expenditures                      $     8,641    $        32                                   $     8,673
                                               ===========    ===========                                   ===========



                                                                     YEAR ENDED DECEMBER 31, 1995
                                                -------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
                                                               MORTGAGE        PARENT
                                                BANKING         BANKING        COMPANY      ELIMINATIONS     CONSOLIDATED

     Interest income:
         Unaffiliated customers                $    70,394    $       578    $       161                    $    71,133
         Intersegment                                  459                                   $      (459)
                                               -----------    -----------    -----------     -----------    -----------

     Total interest income                          70,853            578            161            (459)        71,133
                                               -----------    -----------    -----------     -----------    -----------

     Interest expense:
         Unaffiliated customers                     37,502                           218                         37,720
         Intersegment                                                 459                           (459)
                                               -----------    -----------    -----------     -----------    -----------

     Total interest expense                         37,502            459            218            (459)        37,720
                                               -----------    -----------    -----------     -----------    -----------

     Net interest income                            33,351            119            (57)                        33,413

     Provision for loan losses                       4,268                                                        4,268

     Non-interest income                             5,661          1,859                                         7,520

     Non-interest expense                           23,419          1,069             17                         24,505
                                               -----------    -----------    -----------     -----------    -----------

     Income (loss) before income taxes         $    11,325    $       909    $       (74)    $    -         $    12,160
                                               ===========    ===========    ===========     ===========    ===========

     Identifiable assets                       $   884,274    $     7,062    $    61,902     $   (61,891)   $   891,347
                                               ===========    ===========    ===========     ===========    ===========

     Depreciation and amortization
       of premises and equipment               $     2,235    $       118                                   $     2,353
                                               ===========    ===========                                   ===========

     Capital expenditures                      $     2,908    $        14                                   $     2,922
                                               ===========    ===========                                   ===========



                                                                     YEAR ENDED DECEMBER 31, 1994
                                               --------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
                                                               MORTGAGE         PARENT
                                                BANKING         BANKING         COMPANY    ELIMINATIONS     CONSOLIDATED

     Interest income:
         Unaffiliated customers                $    46,516    $       859                                   $    47,375
         Intersegment                                  534                                   $      (534)
                                               -----------    -----------                    -----------    -----------

     Total interest income                          47,050            859                           (534)        47,375
                                               -----------    -----------                    -----------    -----------

     Interest expense:
         Unaffiliated customers                     22,235                   $       278                         22,513
         Intersegment                                                 534                           (534)
                                               -----------    -----------    -----------     -----------    -----------

     Total interest expense                         22,235            534            278            (534)        22,513
                                               -----------    -----------    -----------     -----------    -----------

     Net interest income                            24,815            325           (278)                        24,862

     Provision for loan losses                         537                                                          537

     Non-interest income                             5,355          1,642                                         6,997

     Non-interest expense                           20,803          1,399             14                         22,216
                                               -----------    -----------    -----------     -----------    -----------

     Income (loss) before income taxes         $     8,830    $       568    $      (292)    $    -         $     9,106
                                               ===========    ===========    ===========     ===========    ===========

     Identifiable assets                       $   735,082    $       879    $    50,582     $   (50,534)   $   736,009
                                               ===========    ===========    ===========     ===========    ===========

     Depreciation and amortization
       of premises and equipment               $     1,880    $       144                                   $     2,024
                                               ===========    ===========                                   ===========

     Capital expenditures                      $     4,768    $       128                                   $     4,896
                                               ===========    ===========                                   ===========


21.  PARENT COMPANY CONDENSED FINANCIAL INFORMATION

     BALANCE SHEETS

                                                                                                   DECEMBER 31,
                                                                                          -----------------------------
                                                                                                  (IN THOUSANDS)
                                                                                               1996             1995
     Assets:
         Cash and cash equivalents                                                        $         551    $        573
         Due from subsidiaries                                                                      542             507
         Investment in subsidiaries                                                              60,181          56,014
         Repurchase agreements                                                                      851           4,785
         Other                                                                                       21              23
                                                                                          -------------    ------------

              Total assets                                                                $      62,146    $     61,902
                                                                                          =============    ============

     Liabilities:
         Long-term debt                                                                   $       1,638    $      1,988
         Other                                                                                    1,489           1,412
                                                                                          -------------    ------------

              Total liabilities                                                                   3,127           3,400
                                                                                          -------------    ------------

     Stockholders' equity:
         Preferred stock                                                                          5,000           5,000
         Common stock                                                                             3,491           3,491
         Additional paid-in capital                                                               6,817           6,817
         Retained earnings                                                                       43,930          43,194
         Net unrealized appreciation on securities
           available for sale, net of tax of $113                                                  (219)
                                                                                          --------------   ------------

              Total stockholders' equity                                                         59,019          58,502
                                                                                          -------------    ------------

     Total                                                                                $      62,146    $     61,902
                                                                                          =============    ============

     STATEMENTS OF INCOME

                                                                                       YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------------
                                                                                          (IN THOUSANDS)
                                                                               1996            1995             1994

     Income:
         Dividends from subsidiary                                        $      2,400    $       2,000    $        500
         Interest                                                                  115              160
                                                                          ------------    -------------    ------------

              Total income                                                       2,515            2,160             500
                                                                          ------------    -------------    ------------

     Expenses:
         Interest expense                                                          166              218             278
         Other expense                                                              42               16              13
                                                                          ------------    -------------    ------------

              Total expenses                                                       208              234             291
                                                                          ------------    -------------    ------------

     Income before income taxes                                                  2,307            1,926             209
     Income tax benefit                                                             33               26             130
                                                                          ------------    -------------    ------------

     Income before equity in undistributed
       net income of subsidiaries                                                2,340            1,952             339

     Equity in undistributed net income of subsidiaries                            387            5,836           5,831
                                                                          ------------    -------------    ------------

     Net income                                                           $      2,727    $       7,788    $      6,170
                                                                          ============    =============    ============


STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED
                                                                                           DECEMBER 31,
                                                                                          (IN THOUSANDS)
                                                                               1996            1995             1994

     Operating activities:
         Net income                                                       $      2,727    $       7,788    $      6,170
         Adjustments to reconcile net income to net
           cash provided by operating activities:
              Undistributed net income of subsidiaries                            (387)          (5,836)         (5,831)
              Change in due from subsidiary                                        (35)            (220)           (111)
              Change in other assets                                               (63)               1            (184)
              Change in other liabilities                                          (15)             850             470
                                                                          ------------    -------------    ------------
                  Net cash provided by operating activities                      2,227            2,583             514
                                                                          ------------    -------------    ------------

     Investment activities:
         Purchases of repurchase agreements                                                     (55,292)
         Purchase of common stock of subsidiary bank                            (3,999)
         Proceeds from maturities of repurchase agreements                       3,999           50,507
                                                                          ------------    -------------     ------------
              Net cash used in investing activities                                              (4,785)
                                                                          ------------    -------------     ------------

     Financing activities:
         Sale of preferred stock                                                                  5,000
         Dividends paid                                                         (1,899)          (1,563)
         Sale of common stock and stock options exercised                                           306             235
         Purchase and retirement of common stock                                                    (74)            (28)
         Payments on long-term debt                                               (350)            (987)           (650)
                                                                          ------------    -------------    ------------
              Net cash provided by (used in) financing activities               (2,249)           2,682            (443)
                                                                          ------------    -------------    ------------

     Net increase (decrease) in cash and cash equivalents                          (22)             480              71

     Cash and cash equivalents, beginning of year                                  573               93              22
                                                                          ------------    -------------    ------------

     Cash and cash equivalents, end of year                               $        551    $         573    $         93
                                                                          ============    =============    ============


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Deloitte & Touche LLP were the principal accountants for Republic Bancorp, Inc. since 1983. As reported on Form 8-K filed with the Securities and Exchange Commission on May 31, 1996, Deloitte & Touche LLP were dismissed as the principal accountants and Crowe, Chizek and Company LLP were engaged as the principal accountants.

The audit reports of Deloitte & Touche LLP on the consolidated financial statements of Republic Bancorp, Inc. as of and for the years ended December 31, 1995 and 1994 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

The audit reports of Crowe, Chizek and Company LLP on the consolidated financial statements as of and for the year ended December 31, 1996 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

There have been no disagreements with the independent accountants.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following directors of Republic were elected at the most recent annual meeting of shareholders held on January 13, 1997. All directors of Republic were elected to a one year term. The table also includes, as designated, Republic's executive officers.


DIRECTORS & EXECUTIVE OFFICERS OF REPUBLIC
Name, Age and Principal Occupation                    Class of
During the Past Five Years              Director       Common
                                         Since          Stock         Number          Percent



BERNARD M. TRAGER, 68, has served as      1982            A        2,728,020(1)        45.07%
Chairman of Republic since 1982 and as                    B          621,008(2)        53.08%
Chairman & CEO since 1994.


STEVEN E. TRAGER, 36, has served as       1988            A          598,116(3)         9.88%
President & Secretary of Republic                         B           81,656(4)         6.97%
since 1994.  From 1993 to 1994 he
served as Vice Chairman, General
Counsel & Secretary.  In 1990, he was
promoted from Vice President, General
Counsel & Secretary to Senior Vice
President, General Counsel &
Secretary.

A. SCOTT TRAGER, 44, has served as        1990            A           48,966(5)           .80%
Vice Chairman of Republic since 1994                      B            9,738(6)           .83%
and has served as President of the
Bank (North Central region) since
1984.

L. LEE KINSOLVING, JR., 44, has served    1982            A          126,250(7)          2.09%
as Vice Chairman of Republic since                        B           25,250(8)          2.16%
1994.  Prior to 1994, he served as
Senior Vice President of Republic
Savings Bancorp from 1990 to 1994.

E. WILLIAM PETTER, JR., 47, has served    1995            A           31,500              .52%
as Vice Chairman & Chief Financial                        B            6,300              .53%
Officer of Republic since 1995.  He
served as Executive Vice President and
Chief Financial Officer of the Bank
since 1993.  From 1990 to 1993 he
served as Senior Vice President and
Chief Financial Officer of the Bank.

R. WAYNE STRATTON, 49, is a partner in    1995            A            1,750              .03%
the CPA firm of Jones, Nale &                             B              350              .03%
Mattingly PLC since 1974.


LARRY M. HAYES, 48, is president of       1995            A            6,735              .11%
Midwest Construction Company, Inc.,                       B            1,347              .11%
Lexington, Kentucky since 1989.  Mr.
Hayes is Vice Chairman of the Board of
Directors of Louisville Gardens, Inc.;
a member of the Board of Trustees of
St. Catherine College and the Greater
Louisville Economic Development
Partnership.

JAMES B. BRIEN, JR., 54, is a partner     1995            A            2,755              .05%
with the law firm of Neely & Brien in                     B              551              .05%
Mayfield, Kentucky since 1971.


REED CONDER, 70, is retired but           1995            A           37,115              .61%
formerly served as the Superintendent                     B            8,423              .72%
of the Marshall County School System,
a position held for 23 years.  He is a
member of the Board of Directors of
the Purchase Area Economic Opportunity
Council and the Marshall County School
for Exceptional Children.

D. HARRY JONES, 66, is an Executive       1995            A             6,735             .11%
Vice President of Jones Plastic and                       B             1,347             .11%
Engineering Corporation since 1961.
He serves as Trustee for the
University of Louisville; Chairman of
the Board of Trustees of Suburban
Hospital; and a member of the Kentucky
Personnel Board.

All Executive Officers and Directors                      A         3,587,842           59.29%
as a Group (10 persons)                                   B           755,970           64.62%


1)  Includes 2,144,225 shares in the name of Jaytee Properties
Limited Partnership of which Mr. Bernard M. Trager is a general partner and Mrs. Jean S. Trager, his wife, is a limited partner.

2)  Includes 290,418 shares in the name of Jaytee Properties
Limited Partnership of which Mr. Bernard M. Trager is a general partner and Mrs. Jean S. Trager, his wife, is a limited partner.

3)  Includes 588,116 shares in the name of Jaytee Properties
Limited Partnership of which Mr. Steven E. Trager is a general partner and Mr. Trager's two minor children are limited partners.

4)  Includes 79,656 shares in the name of Jaytee Properties
Limited Partnership of which Mr. Steven E. Trager is a general partner and Mr. Trager's two minor children are limited partners.

5)  Includes 861 shares in the name of Jaytee Properties Limited
Partnership of which Mr. A. Scott Trager is a limited partner.

6)  Includes 117 shares in the name of Jaytee Properties Limited
Partnership of which Mr. A. Scott Trager is a limited partner.

7) Includes 124,855 shares owned directly by Mr. Kinsolving and 1,395 shares owned by Mr. Kinsolving's minor children.

8) Includes 23,408 shares owned directly by Mr. Kinsolving and 1,842 shares owned by Mr. Kinsolving's minor children.

None of the directors listed above hold any directorships in companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

FAMILY RELATIONSHIPS
                                     Relationship between any director or
Name of Director/Executive Officer      executive officer of Republic


Bernard M. Trager                       Father of Steven E. Trager
                                        Uncle of A. Scott Trager

Steven E. Trager                        Son of Bernard M. Trager
                                        Cousin of A. Scott Trager

A. Scott Trager                         Nephew of Bernard M. Trager
                                        Cousin of Steven E. Trager

LEGAL PROCEEDINGS

No legal events have occurred during the past five years that are material to an evaluation of the ability or integrity of any Director and/or Executive Officer of Republic.

ITEM 11.  EXECUTIVE COMPENSATION

The following table contains the compensation of the named executive officers for Republic for years ended December 31, 1996, 1995, and 1994.

Summary Compensation Table

                                   Annual               Long Term
                                Compensation        Compensation Awards

                                                         Securities
                                                         Underlying
 Name & Principal                           Bonus         Options/       All Other
     Position             Year    Salary     (1)          SARs (#)     Compensation


Bernard M. Trager,        1996   $220,000  $100,000         ---         $61,216(2)
Chairman & CEO            1995    220,000   140,000          0           60,856(3)
                          1994    140,000   157,000         ---          99,520(4)


Steven E. Trager,         1996   $160,000  $100,000         ---          $6,825(2)
President,Secretary       1995    160,000    50,000         5,000         6,921(3)
& Director                1994    125,000    50,000         ---           5,792(4)


L. Lee Kinsolving,        1996   $160,000  $100,000         ---          $6,825(2)
Jr., Vice Chairman        1995    160,000    50,000         5,000         6,825(3)
& Director                1994    130,000    67,000         ---           9,075(4)


A. Scott Trager,          1996   $160,000  $100,000         ---          $6,825(2)
Vice Chairman &           1995    160,000    50,000         5,000         6,825(3)
Director                  1994    130,000    50,000         ---          13,125(5)


E. William Petter,        1996   $160,000  $100,000         ---          $6,825(2)
Jr., Vice Chairman        1995    160,000    50,000         5,000         7,134(3)
& Director                1994    125,000    50,000         ---           5,759(4)


(1) Represents incentive bonuses for achievement of corporate, individual and organizational objectives in fiscal years 1995, 1994 and 1993. Executive management will not be paid a bonus in 1997 based on the Bank's fiscal 1996 performance.

(2) Includes mating contributions to 401(k) Retirement Plan, ($5,625 for Bernard M. Trager, $5,625 for Steven E. Trager, $5,625 for L. Lee Kinsolving, Jr., $5,625 for A. Scott Trager, and $5,625 for E. William Petter, Jr.), amount paid on split dollar life insurance policy ($54,031 for Bernard M. Trager) and on life insurance policies ($1,560 for each of Bernard M. Trager, Steven E. Trager, L. Lee Kinsolving, Jr., A. Scott Trager, and E. William Petter, Jr.).

(3) Includes matching contributions to 401(k) Retirement Plan, ($5,625 for Bernard M. Trager, $5,721 for Steven E. Trager, $5,625 for L. Lee Kinsolving, Jr., $5,625 for A. Scott Trager, and $5,934 for E. William Petter, Jr.), amount paid on split dollar life insurance policy ($54,031 for Bernard M. Trager) and on life insurance policies ($1,200 for each of Bernard M. Trager, Steven E. Trager, L. Lee Kinsolving, Jr., A. Scott Trager, and E. William Petter, Jr.).

(4) Includes matching contributions to 401(k) Retirement Plan, ($5,250 for Bernard M. Trager, $4,592 for Steven E. Trager, $4,875 for L. Lee Kinsolving, Jr., $2,925 for A. Scott Trager, and $4,559 for E. William Petter, Jr.), amount paid on split dollar life insurance policy ($51,070 for Bernard M. Trager) and on life insurance policies ($1,200 for each of Bernard M. Trager, Steven E. Trager, L. Lee Kinsolving, Jr., A. Scott Trager, and E. William Petter, Jr.), and director fees ($42,000 for Bernard M. Trager, $3,000 for L. Lee Kinsolving, Jr., and $9,000 for A. Scott Trager).

Stock Options

During 1996, no stock options were granted to executive officers.


                                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

    Name                             Number of Securities                  Value of Unexercised
                                    Underlying Unexercised                 In-the-Money Options
                                  Options at December 31,1996              at December 31, 1996
                      Class of
                      Common
                       Stock     Exercisable(#)  Unexercisable(#)     Exercisable(#)  Unexercisable(#)
                                                                                                (1)
Bernard M. Trager         A            0                --                  0                  0
                          B            0                --                  0                  0
Steven E. Trager          A            0             25,000                 0             $6,500
                          B            0              5,000                 0             $1,300
A. Scott Trager           A            0             25,000                 0            $23,000
                          B            0              5,000                 0             $4,600
L. Lee Kinsolving,Jr.     A            0             25,000                 0            $23,000
                          B            0              5,000                 0             $4,600
E. William Petter, Jr.    A            0             25,000                 0            $23,000
                          B            0              5,000                 0             $4,600



(1) Value is based on closing book value per share on December 31, 1996 minus the exercise price. Republic's common stock has no established public trading market. Therefore, amounts were computed based on book value per share.

Compensation Committee Interlocks and Insider Participation

Certain directors and executive officers, including certain members of the Human Resources and Compensation Committee of the Bank were customers of and had transactions with Republic during 1996. The members of the committee are Karen
W. Bearden, Gordon C. Duke, D. Harry Jones, and Charles L. Weisberg, and this committee sets the compensation for the Bank's executive officers. Transactions which involved loans or commitments by the Bank were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. The Bank's Human Resources and Compensation Committee considers recommendations of the Chairman and CEO regarding executive compensation as part of the committee's deliberations.

Death Benefit Agreement

The Bank entered into a Death Benefit Agreement with Bernard M. Trager which became effective September 10, 1996. This agreement provides for the payment of three years compensation to the estate of Bernard M. Trager in the event of death while a full-time employee of the Bank. In the event of a change in control the Agreement terminates.

Change in Control Arrangements

Republic entered into Officer Compensation Continuation Agreements with each of Steven E. Trager, A. Scott Trager, L. Lee Kinsolving, Jr., and E. William Petter, Jr., which became effective January 12, 1995. These Agreements provide for the payment of the executive officer's base salary and continuation of such executive officer's other employment benefits for up to a period of two years in the event of a change in control of Republic. In addition, any stock options or other similar rights will become immediately exercisable upon a change in control which results in termination. For purposes of these Agreements, a change in control includes a substantial reduction in the voting power of the stock held by the Trager family.

Compensation of Directors

As of December 31, 1996, no directors were paid for their services rendered to Republic. During 1996, certain directors of Republic received fees from the Bank for services rendered as Bank directors as follows:

    R. Wayne Stratton         $9,850
    Larry M. Hayes (1)        $9,500
    James B. Brien (1)        $8,900
    Reed Conder              $11,900
    D. Harry Jones            $5,100

(1) See also Item 13 "Other Transactions"

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Republic's Class A Common Stock and Class B Common Stock as of March 7, 1996 held by each person who is known by Republic to own beneficially more than five percent (5%) of such class. Except as otherwise indicated, no person named in the table shares voting or investment power with respect to his or her beneficially owned shares.


   5% Stockholders                            Shares Beneficially Owned
                                    Class of
                                  Common Stock           Number           Percent

Bernard M. Trager                     A                2,728,020(1)        45.07%
601 West Market Street                B                  621,008(2)        53.08%
Louisville, Kentucky 40202


Shelley Kusman                        A                  627,958(3)       10.37%
601 West Market Street                B                   88,210(4)        7.54%
Louisville, Kentucky 40202


Steven E. Trager                      A                  598,116(5)         9.88%
601 West Market Street                B                   81,656(6)         6.97%
Louisville, Kentucky 40202



1)  Includes 2,144,225 shares in the name of Jaytee Properties
Limited Partnership of which Mr. Bernard M. Trager is a general partner and Mrs. Jean S. Trager, his wife, is a limited partner.

2)  Includes 290,418 shares in the name of Jaytee Properties
Limited Partnership of which Mr. Bernard M. Trager is a general partner and Mrs. Jean S. Trager, his wife, is a limited partner.

3) Includes 98,962 shares owned by Bankers Insurance Agency, Inc., a corporation, the majority of which is owned by Ms. Kusman, and 528,996 shares in the name of Jaytee Properties Limited Partnership of which Ms. Kusman is a limited partner.

4) Includes 16,562 shares in the name of Bankers Insurance Agency, Inc., a corporation, the majority of which is owned by Ms. Kusman, and 71,648 shares in the name of Jaytee Properties Limited Partnership of which Ms. Kusman is a limited partner.

5)  Includes 588,116 shares in the name of Jaytee Properties
Limited Partnership of which Mr. Steven E. Trager is a general partner and Mr. Trager's two minor children are limited partners.

6)  Includes 79,656 shares in the name of Jaytee Properties
Limited Partnership of which Mr. Steven E. Trager is a general partner and Mr. Trager's two minor children are limited partners.

See Item 10, "Directors and Executive Officers of the Registrant", with respect to security ownership by Republic's directors and executive officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Leasing Arrangements - Republic leases space in three buildings owned by Bernard
M. Trager, Chairman of Republic, and Jean Trager, his wife. Republic Corporate Center at 601 West Market Street, Louisville, Kentucky is utilized as both a downtown banking center location and as Republic's administrative headquarters. The Bank leases approximately 43,000 square feet for which it pays $69,417 per month with lease terms beginning in October 1, 1996 and expiring September 30, 2001.

The remaining two locations leased from Bernard M. Trager and Jean Trager by Republic are Hurstbourne Parkway and Bardstown Road banking centers. Rental payments for the Bardstown Road banking center were $2,083 each month during 1996. Rental payments for the Hurstbourne banking center were $14,417 per month for January 1996 through February 1996 and $16,117 per month from March 1996 through December 1996. These leases will expire June 30, 1998 for Hurstbourne Parkway and July 31, 1998 for Bardstown Road.

Each of the above transactions were obtained on terms comparable to those which could have been obtained from an unaffiliated party.

Transactions With Directors - The law firm of Wyatt, Tarrant & Combs provides legal services to Republic. A. Wallace Grafton, Jr., a director of the Bank, is a partner in Wyatt, Tarrant & Combs. Fees paid to Wyatt, Tarrant & Combs totaled $17,793 in 1996.

During 1996, the Bank paid $711,000 to Midwest Construction Company, Inc. for banking center construction. Larry Hayes, a director of the Bank and Republic is President of Midwest Construction Company, Inc.

The law firm of Neely & Brien also provides legal services to Republic. James B. Brien, a director of Republic, is a partner in Neely & Brien. Fees paid to Neely & Brien for legal services totaled $15,207 in 1996.

Other Transactions - Steven E. Trager, a director, and Shelley Kusman, a more than five percent shareholder of Republic, and Jean Trager, Bernard M. Trager's wife, are directors of Bankers Insurance Agency, Inc., a title insurance agency which provides title and coverage to customers of Republic. These services resulted in commissions to Bankers Insurance Agency of $408,000 in 1996. The majority owner of Bankers Insurance Agency is Shelley Kusman. Minority shareholders in Bankers Insurance Agency include Steven E. Trager, Jean Trager, and the grandchildren of Bernard M. Trager; Michael Kusman, Andrew Kusman, Brett Kusman, Kevin Trager and Emily Trager. Steven E. Trager and Shelley Kusman are children of Bernard M. Trager.

Indebtedness of Management - Federal banking laws require that all loans or extensions of credit by the Bank to its executive officers and directors be made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to Bank directors must be approved in advance by a majority of the disinterested members of the Board of Directors.

The Bank has made loans to executive officers, holders of ten percent (10%) or more of the shares of any class of its common stock and affiliates and directors in the ordinary course of business, on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1996, directors and executive officers of Republic had loans outstanding of $6.1 million. All such loans are in the ordinary course of business and do not have favorable terms nor involve more than the normal risk of collectibility or present unfavorable features as compared to comparable transactions with the general public.

                             PART IV

ITEM 14.

  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

(a)   The following documents are filed as a part of this Report:        Page(s)

 1. Financial Statements: The Consolidated Financial Statements of Republic Bancorp, Inc. and Report of Independent Auditors have been included as Item 8- Part II of this filing and consist of the following:

          Report on Independent Auditors                                     25

          Report on Independent Auditors                                     26

          Consolidated Balance Sheet - December 31, 1996 and 1995            27

          Consolidated Statements of Income - Years Ended
          December 31, 1996, 1995, and 1994                                  28

          Consolidated Statements of Stockholders' Equity -
          Years Ended December 31, 1996, 1995, and 1994                      29

          Consolidated Statements of Cash Flows - Years
          Ended December 31, 1996, 1995, and 1994                            30

          Notes to Consolidated Financial Statements                      31
-51


 2. Financial Statement Schedules: Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

 (b)   Reports on Form 8-K:  None during fourth quarter, 1996.

 (c) Exhibits: The exhibits listed in the Index To Exhibits appears on page 61.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     REPUBLIC BANCORP, INC.

                                By: /s/ Bernard M. Trager
                                    Bernard M. Trager
                                    Chairman of the Board
Dated: March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/Bernard M. Trager          Chief Executive Officer and Director (Principal
Bernard M. Trager                Executive Officer)
Date:  March 31, 1997

By:/s/E. William Petter, Jr.     Chief Financial Officer and Director (Principal
E. William Petter, Jr.           Financial and Accounting Officer)
Date:  March 31, 1997

By:/s/Steven E. Trager           Director
Steven E. Trager
Date:  March 31, 1997

By:/s/L. Lee Kinsolving, Jr.     Director
L. Lee Kinsolving, Jr.
Date:  March 31, 1997

By:/s/A. Scott Trager            Director
A. Scott Trager
Date:  March 31, 1997

By:/s/R. Wayne Stratton          Director
R. Wayne Stratton
Date:  March 31, 1997

                         EXHIBIT INDEX

                                           Incorporated
Numbers        Description                By Reference To

3(i)    Articles of Incorporation       Articles of Incorporation, as amended,
                                        of Republic or incorporated by
                                        reference to Form 10-K for the year
                                        ended December 31, 1995.

3(ii)   Bylaws                          Bylaws of Republic are Incorporated by
                                        Reference to Exhibit of the Registrant
                                        Statement on Form S-4(File No. 33-77324) filed by Republic with the Commission.

4.1     Provisions of Articles of       See Articles of Incorporation, as
        Incorporation of Republic       amended, of Republic incorporated as
        Defining the Rights of          Exhibit 3(i) herein.
        Security Holders

4.2     Agreement Pursuant to Item      Reported as Exhibit 4.2 on page 63 of
        601 (b)(iii) of Regulation      this Form 10-K for the year ended
        S-K filed as Exhibit 4.2        December 31, 1996.
        herein.

10.1*   Officer Compensation            Reported as Exhibit 10.1 on Form 10-K
        Continuation Agreement with     for the year ended December 31, 1995 and
        Steven E. Trager, dated         filed by Republic with the Commission.
        January 12, 1995

10.2*   Stock Option Plan Agreement     Reported as Exhibit 10.2 on From 10-K
        with  Steven E. Trager, dated   for the year ended  December 31, 1995
        January 12, 1996                and filed by Republic with the
                                        Commission.

10.3*   Officer Compensation            Reported as Exhibit 10.3 on Form 10-K
        Continuation Agreement with L.  for the year ended December 31, 1995
        Lee Kinsolving, Jr. dated       and filed by Republic with the
        January 12, 1995                Commission.

10.4*   Stock Option Plan Agreement     Reported as Exhibit 10.4 on Form 10-K
        with L. Lee Kinsolving, Jr.     for the year ended December 31, 1995 and
        dated January 12, 1996          filed by Republic with the Commission.

10.5*   Officer Compensation
        Continuation Agreement with A.  Reported as Exhibit 10.5  on Form 10-K
        Scott Trager, dated January     for the year ended December 31, 1995 and
        12, 1995                        filed by Republic with the Commission.

 10.6*  Stock Option Plan Agreement
        with A. Scott Trager dated      Reported as Exhibit 10.6 on Form 10-K
        January 12, 1996                for the year ended December 31, 1995 and
                                        filed by Republic with the Commission.


10.7*   Officer Compensation
        Continuation Agreement with E.  Reported as Exhibit 10.7 on Form 10-K
        William Petter,Jr., dated       for the year ended December 31, 1995 and
        January 12, 1995                filed by Republic with the Commission.

10.8*   Stock Option Plan Agreement     Reported as Exhibit 10.8 on Form 10-K
        with E. William Petter, Jr.,    for the year ended December 31, 1995 and
        dated January 12, 1996          filed by Republic with the Commission.

10.9*   Death Benefit Agreement with    Death Benefit Agreement Bernard M.Trager
        with Bernard M. Trager dated    reported as Exhibit 10.9 on page 64 of
        September 10, 1996              this  Form 10-K for the year ended
                                        December 31, 1996.

11      Statement regarding             Reported as Exhibit 11 on page 67 of
        Compensation of Per Share       this Form 10-K for the year ended
        Earnings                        December 31, 1996.

21      Subsidiaries of the             Reported as Exhibit 21 on page
        registrant                      68 of this Form 10-K for the
                                        year ended December 31, 1996.

27      Financial Data Schedule         Reported as Exhibit 27 on page 69 of
                                        this Form 10-K for the year ended
                                        December 31, 1996.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                           EXHIBIT 4.2

            Agreement Pursuant to Item 601(b)(4)(iii)
                        of Regulation S-K


          The registrant hereby agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument relating to long-term debt of the registrant and its subsidiaries that at any time is not filed in reliance on
Item 601(b)(4)(iii)(A) of Regulation S-K.

          Date:     March 27, 1997


                               REPUBLIC BANCORP, INC.

                               By: /s/ E. William Petter, Jr.
                               Title: Executive Vice President &
                                      Chief Financial Officer

                          EXHIBIT 10.9

                  REPUBLIC BANK & TRUST COMPANY
                     DEATH BENEFIT AGREEMENT

          REPUBLIC BANK & TRUST COMPANY, a corporation organized and existing under the laws of the Commonwealth of Kentucky, with its principal office and place of business in Louisville, Kentucky (the "Bank"), hereby establishes and enters into effective the 10th day of September, 1996, this Death Benefit Agreement (the "Agreement") for the benefit of Bernard Trager, (the "Covered Employee").

          1. PURPOSE. The purpose of the Agreement is to provide the Bank's key executive employees with additional incentive to remain in the employ of the Bank until death or retirement age, by providing the Designated Beneficiary of a Covered Employee with a benefit in the event of the death of the Covered Employee. The Covered Employees have acquired experience and knowledge of value to the Bank and the Bank wishes to further induce the Covered Employees to remain in the Bank's employ by providing this additional benefit.

          2. COVERAGE. The Agreement shall be for the benefit of Bernard Trager who has been properly designated by its Board of Directors. The term Designated Beneficiary shall mean the person(s) and/or entity(ies) designated in writing by the Covered Employee to the Bank, which designation may be amended or revoked at any time, and from time to time as determined by the Covered Employee. If any Covered Employee fails to so name a Designated Beneficiary, the Death Benefit shall be paid to the estate of the deceased Covered Employee.

          3. PAYMENT AND AMOUNT OF DEATH BENEFIT. If a Covered Employee dies while he is in the employ of the Bank, on a full-time basis in good standing, a death benefit in an amount equal to the Covered Employee's average gross IRS W-2 compensation during the covered employee's two prior years from the terminating event multiplied by three ("Death Benefit"), shall be paid to the Designated Beneficiary after the Covered Employee's death in thirty-six consecutive equal monthly installments commencing no later than 60 days after the death of the Covered Employee, without interest. At the bank's election, the Bank may pay the entire amount or the remaining balance in a lump sum to the designated beneficiary. If the Bank elects to make such a lump payment, then the amount of the payment will be discounted by an interest rate equal to the Bank's "prime rate" as defined by the Bank.

          4. CHANGE IN CONTROL. In the event of a bulk transfer, sale or assignment of more than fifty-five per cent (55%) of the Bank's outstanding voting rights prior to a payable claim having been made pursuant to this Agreement, this Agreement shall immediately terminate and become null and void.

          5. CLAIMS FOR DEATH BENEFITS. No claims need to be made by the Designated Beneficiary in order for the Death Benefit to be made after death of the Covered Employee. The Bank shall voluntarily commence such payments in accordance with the terms of this Agreement.

          6. ASSIGNMENT. Neither Employee, Employee's spouse nor any other beneficiary will have the right to commute, sell, alienate, assign, transfer or otherwise convey any right hereunder to receive any payment, and all payments and the rights thereto pursuant to this Agreement are expressly declared to be nonassignable and nontransferable. In the event of any attempted assignment or transfer of any payment provided for hereunder, or the right to such payments, the Bank will have the option to declare this Agreement null and void, and in the event of such declaration, the Bank will be relieved of all liability hereunder.

          7. EMPLOYMENT. Bank hereby desires to continue the Covered Employee's employment to carry out such duties as the Bank's Board of Directors delegate to him, continuing with this Agreement and terminating at the will of either party. Covered Employee accepts the benefits of this Agreement, and agrees to perform all the work required by the Bank promptly, fully and faithfully. Covered Employee will not have any other gainful employment without the approval of the Bank's Board of Directors. The Covered Employee agrees that during the period of employment with the Bank, the parties agree that the Covered Employee has no right to continued employment with the Bank and employee's employment is terminable by either party, at will, at any time, for any reason. This Agreement creates no promise, guarantee, contract or agreement of continued employment. Covered Employee's compensation will continue to be determined by the Bank's Board of Directors.

          8. NON-SOLICITATION CONTINGENCY. By accepting the terms of this Agreement Employee agrees that, should the Employee's employment with the Bank discontinue, Employee will not directly or indirectly solicit the Bank's or its affiliates' customers or employees for a period of one year nor will Employee share any of the Bank's or its affiliates' trade secrets or other proprietary information.

          9. MODIFICATION OF AGREEMENT. This Agreement shall be subject to amendment, modification or termination at any time by the Bank, provided, that such amendment, modification or termination shall not diminish any right to benefits with respect to a deceased Covered Employee arising prior thereto.

          10. SOURCE OF FUNDS. All payments under this Agreement shall be made from the general assets of the Bank. Nothing in this Agreement shall be construed to give any Covered Employee, Designated Beneficiary or any other person claiming through or for them any specific asset, policy, fund, reserve, account or property of any kind whatsoever owned by the Bank or in which it may have any right, title or interest now or in the future. The Covered Employee and/or the Designated Beneficiary shall solely have the right to enforce the Plan terms and rights in the same manner as unsecured creditors of the Bank.

          11. WAGE WITHHOLDING. The Bank's payments of the Deferred Compensation Benefit will be subject to appropriate Federal and State withholding and employment taxes (including social security, etc.), and it is agreed and understood that the Bank and the Employee will comply with such provisions as required by law.

          12. ARBITRATION. In the event of a disagreement in regard to any of the terms and conditions of this Agreement, the parties will submit the disputed issues to final and binding arbitration, and such dispute will not be subject to appeal to any court except to permit a party to seek court enforcement of any arbitration award rendered hereunder. If the parties agree to the appointment of a single arbitrator, then the single arbitrator will determine and decide any dispute arising hereunder. If the parties cannot agree to the selection of a single arbitrator, then each party will designate an attorney to serve as an arbitrator, and the selected attorneys will select an arbitrator, who is a certified public accountant, to be the third arbitrator. The panel of three arbitrators will then establish rules for the conduct of the arbitration consistent with the rules of the American Arbitration Association, and KRS
417.050 et. seq. The arbitrators will be impartial and will have no prior or present relationship with any of the parties. The arbitration hearing and proceedings will take place in the Commonwealth of Kentucky, and will be enforceable in the Commonwealth of Kentucky. The arbitration panel will be empowered to hear, conclusively determine and resolve all claims and disputes between the parties. The arbitration panel's fees and expenses will be shared equally by the parties to the arbitration.

          13.     GOVERNING LAW.  This Agreement shall be
construed under and governed by the laws of the Commonwealth of Kentucky.

          14. SUCCESSION. This Agreement will be binding upon and will be for the benefit of the parties, their heirs, personal representatives, legaltees, successors and assigns.

          15. GENDER. Whenever the context hereof so permits or requires, any gender shall include all other genders.

          16.     BINDING EFFORT.  The Agreement shall bind the
Bank and its successors and assigns, subject only to the provisions of Section 6 above.
          To evidence their understanding of, and agreement to, all the terms and conditions of this Agreement, the parties have executed this Agreement in multiple copies, each one of which when signed by all the parties will be considered an original.

                                REPUBLIC BANK & TRUST COMPANY

                                By /s/ E. William Petter, Jr.
                                E. William Petter, Jr.
                                Executive Vice President

                                COVERED EMPLOYEE

                                By /s/ Bernard M. Trager

Exhibit 11.
Statement Regarding Computation of Per Share Earnings in thousands, except per share amounts


                                                                          December 31,
                                                          1996                 1995              1994

Primary earnings per common share:
   Weighted average common shares outstanding             7,221               7,189             7,110
   Common stock equivalents due to dilutive
      effect of stock options                               103                  81                30
   Common stock equivalents due to dilutive
      effect of Convertible Preferred Stock                 300                 257
                                                          -----               -----             -----
   Average shares and equivalents outstanding             7,624               7,527             7,140

Net income                                               $2,727              $7,788            $6,170
Less preferred stock dividends                             (425)               (364)
                                                         ------              ------            ------
Income available for common stock                        $2,302              $7,424            $6,170

Primary net income per share                              $0.30               $0.99             $0.86
                                                         ======               =====             =====

                           EXHIBIT 21

             Subsidiaries of Republic Bancorp, Inc.*

      Name of Subsidiary             State in Which Organized

 Republic Bank & Trust Company               Kentucky
    Republic Capital Trust                   Delaware

*Certain subsidiaries are not listed since, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary at December 31, 1996