Form 10-Q
period 1997-03-31
REPUBLIC BANCORP INC /KY/
filed 1997-05-15
CIK 921557

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

    X Quarterly report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

                               OR

      Transition report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                 Commission File Number 33-77324

                     REPUBLIC BANCORP, INC.
     (Exact name of registrant as specified in its charter)

           Kentucky                                       61-0862051
(State of other jurisdiction or             (I.R.S. Employer Identification No.)
incorporation or organization)

601 West Market Street, Louisville, Kentucky                40202
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (502) 584-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        X Yes    No

The number of shares outstanding of the issuer's class of common stock as of the latest practicable date: 6,051,611 shares of Class A Common Stock and 1,169,857 shares of Class B Common Stock as of May 1, 1997.

The Exhibit index is on page 23. This filing contains 25 pages (including this facing sheet).

REPUBLIC BANCORP, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

Item 1.   Financial Statements                                         3
Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        11

PART II - OTHER INFORMATION

Item 2.   Changes in Securities                                       20
Item 4.   Submission of Matters to a Vote of Securities Holders       20
Item 6.   Exhibits and Reports on Form 8-K                            21
          Signatures                                                  22

PART I

ITEM 1

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

                                                 March 31,          December 31,
                                                   1997                  1996
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                     $    25,915           $    40,021
  Federal funds sold                                8,300                16,650
                                                ---------             ---------
     Total cash and cash equivalents               34,215                56,671

Securities available for sale                      97,603               107,937
Securities to be held to maturity                 131,771               173,918
Loans, less allowance for loan losses of
  $6,281 (1997) and $6,241 (1996)                 760,749               759,424
Consumer loans held for sale                       23,703
Mortgage loans held for sale                        6,085                 7,624
Federal Home Loan Bank stock                        6,645                 5,548
Accrued interest receivable                         9,153                 9,685
Premises and equipment, net                        17,490                17,509
Other assets                                        3,202                 2,566
                                                ---------             ---------
TOTAL                                         $ 1,090,616           $ 1,140,882
                                                =========             =========
LIABILITIES:
  Deposits:
     Non-interest bearing                     $    73,602           $    66,969
     Interest bearing                             738,840               716,172
  Securities sold under agreements to repurchase
     and other short-term borrowings               87,451               181,634
  Other borrowed funds                            111,746               106,974
  Accrued interest payable                          7,422                 5,643
  Guaranteed preferred beneficial interests in
    Company's subordinated debentures               6,452
  Other liabilities                                 5,365                 4,471
                                                ---------             ---------
     Total liabilities                          1,030,878             1,081,863

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred  Stock,  no par  value;  authorized  100,000  shares;  Series A 8.5%
    noncumulative convertible, 50,000 shares issued and
    outstanding (liquidation preference $5,000)     5,000                 5,000
  Class A Common stock, no par value
  Class B Common stock, no par value                3,491                 3,491
  Additional paid-in capital                        6,817                 6,817
  Retained earnings                                45,313                43,930
  Net unrealized depreciation on securities
    available for sale, net of tax                   (883)                 (219)
                                                ---------             ---------
     Total stockholders' equity                    59,738                59,019
                                                ---------             ---------
TOTAL                                         $ 1,090,616           $ 1,140,882
                                                =========             =========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1997 AND 1996(in thousands, except per share data)


                                                       1997              1996
INTEREST INCOME:
  Loans, including fees                            $  18,815         $  17,105
  Securities available for sale                        1,463
  Securities to be held to maturity:
     Taxable                                           1,978             1,985
     Non-taxable                                          31                32
  FHLB dividends                                         110                92
  Other                                                  213               394
                                                      ------            ------
     Total interest income                            22,610            19,608

INTEREST EXPENSE:
  Deposits                                             9,664             8,834
  Short-term borrowings                                1,242               487
  Long-term debt                                       1,697               983
                                                      ------            ------
     Total interest expense                           12,603            10,304

NET INTEREST INCOME                                   10,007             9,304

PROVISION FOR LOAN LOSSES                              1,298             1,931
                                                      ------            ------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                            8,709             7,373
                                                      ------            ------
NON-INTEREST INCOME:
  Service charges on deposit accounts                   777                510
  Other service charges and fees                        310                392
  Bank card services                                    409                344
  Net gain on sale of loans                             281                366
  Loan servicing income                                 189                210
  Other                                                 130                666
                                                     ------             ------
     Total non-interest income                        2,096              2,488

NON-INTEREST EXPENSE:
  Salaries and employee benefits                      3,688              3,406
  Occupancy and equipment                             2,006              1,445
  Communication and transportation                      436                332
  Marketing and development                             363                340
  FDIC deposit insurance                                 53                200
  Supplies                                              242                212
  Other                                               1,207                860
                                                     ------             ------
     Total non-interest expense                       7,995              6,795
                                                     ------             ------
INCOME BEFORE INCOME TAXES                            2,810              3,066

INCOME TAXES                                            930              1,143
                                                     ------             ------
NET INCOME                                        $   1,880          $   1,923
                                                     ======             ======
NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                         $     .24          $     .24
                                                     ======             ======
See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (in thousands, except for per share data)


                                                                                                        Net Unrealized
                                                                                                        Depreciation
                                                      Common Stock               Additional              on Available     Total
                            Preferred Stock       Class A      Class B             Paid-In    Retained     For Sale    Stockholders'
                           Shares    Amount       Shares       Shares    Amount    Capital    Earnings    Securities     Equity

BALANCE, January 1, 1997   50,000    $ 5,000       6,052        1,170    $ 3,491   $ 6,817    $ 43,930      $ (219)     $ 59,019

Dividend Declared
  Preferred ($2.125 per share)                                                                    (106)                     (106)
  Common: Class A ($.055 per share)                                                               (333)                     (333)
          Class B ($.05 per share)                                                                 (58)                      (58)

Net changes in unrealized depreciation
   on securities available for sale                                                                           (664)         (664)

Net Income                                                                                       1,880                     1,880
                           ------      -----       -----        -----      -----     -----      ------        ----        ------
BALANCE, March 31, 1997    50,000    $ 5,000       6,052        1,170    $ 3,491   $ 6,817    $ 45,313      $ (883)     $ 59,738
                           ======      =====       =====        =====      =====     =====      ======        ====        ======

See notes to consolidated financial statements.



REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (in thousands)

                                                          1997            1996
OPERATING ACTIVITIES:
 Net income                                          $  1,880          $  1,923
  Adjustments  to  reconcile  net  income  to net cash  provided  by  (used  in)
    operating activities:
     Depreciation and amortization of premises
       and equipment                                     1,047              748
     Amortization and accretion of securities              135             (155)
     FHLB stock dividends                                  (97)             (92)
     Provision for loan losses                           1,298            1,931
     Net gain on sale of loans                            (281)            (366)
     Proceeds from sale of loans                        24,235           30,298
     Origination of mortgage loans held for sale       (22,415)         (36,517)
     Changes in assets and liabilities:
      Accrued interest receivable                          532               78
      Other assets                                        (150)           1,081
      Accrued interest payable                           1,779              141
      Other liabilities                                    894              325
                                                        ------           ------
        Net cash provided by (used in)
         operating activities                            8,857             (605)

INVESTING ACTIVITIES:
  Purchases of securities to be held to maturity       (11,089)         (79,829)
  Purchases of Federal Home Loan Bank Stock             (1,000)
  Proceeds from maturities of securities to
    be held to maturity                                 53,305           84,975
  Proceeds from sales of securities available for sale   9,124
  Net increase in loans                                (26,470)         (25,633)
  Purchases of premises and equipment                   (1,028)          (1,938)
                                                        ------           ------
        Net cash provided by (used in)
         investing activities                           22,842          (22,425)

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                   29,301          (41,073)
  Net increase (decrease) in securities sold under
    agreement to repurchase and other short-term
    borrowings                                         (94,183)          18,856
  Proceeds from other borrowings                        47,000            9,000
  Proceeds from issuance of guaranteed preferred
    beneficial interests in Company's subordinated
    debentures                                          6,452
  Cash dividends paid                                    (497)             (408)
                                                       ------            -------
        Net cash used in financing activities         (54,155)          (19,878)
                                                       ------            -------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (22,456)          (42,908)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         56,671            75,313
                                                       ------            ------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $  34,215         $  32,405
                                                       ======            ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:

     Interest                                       $  13,135         $  10,164
                                                       ======            ======
     Income taxes                                   $     700         $   1,000
                                                       ======            ======
See notes to consolidated financial statements.


REPUBLIC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  BASIS OF PRESENTATION (AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES)

Basis of Presentation - The consolidated financial statements include the accounts of Republic Bancorp, Inc. and its wholly-owned subsidiaries; Republic Mortgage Company, Republic Insurance Agency, Inc., Republic Capital Trust, and Republic Bank & Trust Company (Bank), collectively "Republic". All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic's annual report on Form 10- K for the year ended December 31, 1996.

New Accounting Pronouncements - The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125). SFAS No. 125 provides new guidance for determining the circumstances under which transfers of financial assets are considered sales or financings and extends the accounting guidance of SFAS No. 122 for accounting for mortgage servicing rights to all servicing rights and liabilities. Under this standard, accounting for transfers of financial assets and extinguishments of liabilities is based on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement is effective for some transactions in 1997 and others in 1998, and early adoption is not permitted. The impact of SFAS No. 125 on Republic's financial statements is not considered to be material.

In March 1997, the FASB issued SFAS No. 128, Earnings Per Share, which simplifies the calculation requirements for earnings per share. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents, as well as securities which are convertible into common stock. All prior calculations will be restated to be comparable to the new methods. Republic is required to implement this standard at December 31, 1997, and will restate all prior periods at that time. Implementation before December 31, 1997, including 1997 interim periods, is prohibited. As Republic has not had significant dilution from common stock equivalents and senior securities, the new calculation methods will not significantly affect earnings per share amounts previously reported.

Earnings Per Share - Earnings per common and common equivalent share is based upon the weighted average common and common equivalent shares outstanding during the year. Primary and fully diluted earnings per share are approximately the same. The number of common and common equivalent shares utilized in the per share computations was approximately 7,309,000 and 7,288,000 for March 31, 1997 and 1996, respectively.

Reclassifications - Certain amounts have been reclassified in the 1996 financial statements to conform with the current period classifications. The reclassifications have no effect on net income or stockholders' equity as previously reported.

2.  SECURITIES

Available For Sale Securities:

                                 March 31, 1997
                                 (in thousands)

                                                       Gross          Gross
                                      Amortized     Unrealized      Unrealized     Estimated
                                         Cost          Gains          Losses      Fair Value

U.S. Treasury Securities and U.S.
  Government Agencies                $  98,941                     $  (1,338)     $  97,603


Securities To Be Held To Maturity:


                                 March 31, 1997
                                 (in thousands)

                                                      Gross           Gross
                                      Amortized     Unrealized      Unrealized     Estimated
                                         Cost         Gains           Losses       Fair Value

U.S. Treasury Securities and U.S.
  Government Agencies                $ 126,566       $  148        $  (1,000)     $  125,714
Obligations of state and political
  subdivisions                           4,557          161               (1)          4,717
Mortgage-backed securities                 648                           (46)            602
                                       -------          ---            -----         -------
Total securities to be held
  to maturity                        $ 131,771       $  309        $  (1,047)      $ 131,033


Securities having an amortized cost of $164.6 million and a fair value of $166.0 million at March 31, 1997, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

3.  LOANS

                                 March 31, 1997          December 31, 1996
                                               (in thousands)

Residential real estate           $  461,056                $  457,204
Commercial real estate                65,985                    59,086
Real estate construction              35,969                    32,130
Commercial                            26,422                    25,115
Consumer                              98,689                    96,138
Home equity                           78,664                    69,572
Bank card                                                       24,527
Other                                  2,637                     4,309
                                     -------                   --------
     Total loans                     769,422                   768,081

Less:
  Unearned interest income and
    unamortized loan fees              2,392                     2,416
  Allowance for loan losses            6,281                     6,241
                                     -------                   -------
Loans, net                        $  760,749                $  759,424

The following table sets forth the changes in the allowance for loan losses:

                                     Three months ended March 31,
                                      1997                1996
                                           (in thousands)

Balance, beginning of period       $  6,241           $  3,695
  Provision charged to income         1,298              1,931
  Charge-offs                        (1,435)            (1,400)
  Recoveries                            177                 35
                                      -----              -----
Balance, end of period             $  6,281           $  4,261

Information about Republic's investment in impaired loans is as follows:

                                      March 31, 1997          December 31, 1996
                                                  (in thousands)

Gross impaired loans                      $  1,639                  $  1,638
Less: Related allowance for loan losses        240                       240
                                             -----                     -----
Net impaired loans with related allowances   1,399                     1,398
Impaired loans with no related allowances        0                         0
                                             -----                     -----
Total                                     $  1,399                  $  1,398
                                             =====                     =====
Average impaired loans outstanding        $  1,639                  $  1,638
                                             =====                     =====

4.  CONSUMER LOANS HELD FOR SALE

Consumer loans held for sale consist of Republic's Bank card portfolio which is carried at the lower of cost or market value. No market value adjustment was required at March 31, 1997. Republic has entered into a letter of intent to sell approximately 70% of the card portfolio subject to due diligence and regulatory approval, and is evaluating offers relating to the remainder of the portfolio. Under the terms of the letter of intent, Republic would recognize a modest gain. The amount of such gain will not be determinable until the transaction closes.

5.  INTEREST BEARING DEPOSITS

                                        March 31, 1997        December 31, 1996
                                                   (in thousands)

Demand (NOW, Super NOW and Money Market): $ 101,314               $ 116,180
Savings                                      15,243                  14,840
Money market certificates of deposit         60,512                  63,423
Individual retirement accounts               37,144                  35,845
Certificates of deposit, $100,000 and over   67,651                  60,890
Other certificates of deposit               407,013                 374,864
Brokered deposits                            49,963                  50,130
                                            -------                 -------
  Total interest bearing deposits        $  738,840              $  716,172
                                            =======                 =======

6.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER
    SHORT-TERM BORROWINGS

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



                                   March 31, 1997      December 31, 1996     March 31, 1996
                             (dollars in thousands)
  Average outstanding balance          $105,032              $74,531            $49,127
  Average interest rate                   4.80%                4.74%              3.97%
   Maximum outstanding at month en      $100,730             $182,485            $85,970
  End of period                         $87,451             $181,634            $40,584


The decrease in outstandings from December 31, 1996 to March 31, 1997 resulted from an anticipated withdrawal of short-term deposits by a local government organization.

7.  GUARANTEED PREFERRED BENEFICIAL INTERESTS

In February 1997, Republic Capital Trust (RCT), a trust subsidiary of Republic Bancorp, Inc., completed the private placement of shares of cumulative trust preferred securities ("Preferred Securities") with a liquidation preference of $100 per security. Each security can be converted into five shares of Class A Common Stock at the option of the holder. The proceeds of the offering were loaned to Republic Bancorp, Inc. in exchange for subordinated debentures with terms that are similar to the Preferred Securities. Distributions on the securities are payable quarterly at the annual rate of 8.5% of the liquidation preference and are included in interest expense in the consolidated financial statements. Republic undertook the issuance of these securities to enhance its regulatory capital position. The Bank intends to utilize the capital for general business purposes and to support the Bank's future opportunities for growth. These securities are considered as Tier I capital under current regulatory guidelines.

The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures are redeemable prior to the maturity date of April 1, 2027 at the option of Republic on or after April 1, 2002, upon the occurrence of specific events, defined within the trust indenture. Republic has the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

PART 1

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc., headquartered in Louisville, Kentucky, was incorporated on January 2, 1974. The Bank is a commercial banking and trust corporation organized and chartered under the laws of the Commonwealth of Kentucky. The Bank is also headquartered in Louisville, Kentucky and provides banking services through 21 banking centers throughout Kentucky. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities and trust services. The Bank's lending services include the origination of real estate, commercial and consumer loans. Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. Regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), Federal Reserve Bank and the Kentucky Department of Financial Institutions. In assets, the Bank is the sixth largest FDIC-insured commercial bank in Louisville, Kentucky and the eighth largest FDIC-insured commercial bank in Kentucky.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND DECEMBER
31, 1996

Republic's total assets decreased slightly in the first quarter of 1997 from $1.14 billion at December 31, 1996 to $1.09 billion at March 31, 1997. The decrease resulted from an anticipated withdrawal of short-term deposits of $87 million from one public entity. While total assets decreased, Republic continues to experience strong overall loan demand.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased from $57 million at December 31, 1996 to $34 million at March 31, 1997. Cash and due from banks decreased $14 million, while federal funds sold decreased $8 million. The decreases resulted from the expected withdrawal of short-term public deposits and sustained loan demand.

SECURITIES AVAILABLE FOR SALE. Securities available for sale decreased from $108 million at December 31, 1997 to $98 million at March 31, 1997. The decrease resulted from the sale of securities in the amount of $10 million. These securities were sold for a modest gain.

SECURITIES TO BE HELD TO MATURITY. Securities to be held to maturity decreased from $174 million at December 31, 1997 to $132 million at March 31, 1997. Funds provided by maturing securities were primarily used to provide for the anticipated public deposit withdrawals and fund sustained loan demand. The investment portfolio consists primarily of U.S. Treasury and U.S. Government Agencies with a range of maturities, none of which exceed seven years. During the first quarter of 1997, Republic maintained a conservative interest rate risk strategy in that 90% of the portfolio matures within five years.

LOANS. As a result of Republic's reclassification of a portion of the consumer loan portfolio, loans were relatively flat at March 31, 1997 compared to December 31, 1996. Excluding this reclassification, loans would have increased $26 million to $785 million at March 31, 1997, compared to $759 million at December 31, 1996. The change in loans was lead by real estate lending which increased $15 million since December 31, 1996. The rise in residential and commercial real estate loan volume was a result of a favorable rate environment and expanded market presence resulting from the opening of five new banking centers during 1996. Republic also experienced 13% growth in its Home Equity loan portfolio during the first quarter of 1997. The growth of Republic's Home Equity loan portfolio is due to product enhancements which included elimination of up-front closing costs and a six month introductory interest rate.

Republic's consumer loans, excluding Bank card loans increased slightly from $96 million at December 31, 1996 to $99 million at March 31, 1997. Approximately 56% of loans in the consumer portfolio, excluding Bank card loans, are unsecured. Republic's unsecured consumer portfolio includes the "All Purpose" and "Pre-Approved" loan programs. Republic's "All Purpose" loans , with total outstandings of $20 million at March 31, 1997 and $22 million at December 31, 1996, are originated through Republic's banking centers. This product has an average loan amount of $8,000 and an average percentage rate of 17.54% with a standard maximum maturity of five years. Management plans to continue to allow the outstanding "All Purpose" portfolio to reduce in the near term. "Pre-Approved Loans", with total outstandings of $37 million at March 31, 1997 and $33 million at December 31, 1996, are delivered through direct mail, targeting customers both in and outside of Republic's traditional markets. The increase during the quarter was attributable to an offering which generated approximately $9 million in new loans. The "Pre- Approved Loan" product has an average loan amount of $7,800 and an average annual percentage rate of 13.96% with a standard maximum maturity of five years.

ALLOWANCE AND PROVISION FOR LOAN LOSSES. The allowance for loan losses remained constant at $6 million from December 31, 1996 to March 31, 1997. Republic's allowance to total loan ratio was .82% at March 31, 1997 compared to .81% at December 31, 1996.

The provision for loan losses was $1.3 million for the three months ended March 31, 1997, compared to $1.9 million for the three months ended March 31, 1996. Net charge-offs decreased slightly from first quarter 1996 to first quarter 1997. Republic's unsecured consumer loan portfolio, excluding the Bank card portfolio, accounted for 96% of total charge-offs during the first quarter of 1997 and 99% for the first quarter of 1996. The charge-offs in the unsecured loan portfolio during 1997 were principally comprised of $426,000 in the "All Purpose" program and $476,000 in the "Pre-Approved" program (See description of programs under "Loans"). As a result of the higher level of charge-offs in the unsecured programs, management limited the number of mailings under the "Pre-Approved" program and increased underwriting standards. Management also significantly reduced the volume of lending under the "All Purpose" program by implementing more restrictive underwriting standards and reducing marketing expenses related to this product. These actions are intended to improve the average credit quality of these loan portfolios over time. Republic also experienced a reduction in charge-offs in its Bank card portfolio during the current year. Charge-offs were $167,000 for the first quarter 1997 compared to $288,000 for the same period in 1996. Management anticipates that charge-offs in the unsecured loan portfolio may continue at or near recent levels in the near future and believes , based on information presently available, that it has adequately provided for those losses at March 31, 1997.

Table 1 below  depicts
the allowance activity by loan type for the three months ended March 31, 1997 and 1996.

Table 1 - Summary of Loan Loss Experience

                                         Three Months Ended March 31,
                                          1997                 1996
                                                (in thousands)

Allowance for loan losses:
  Balance-beginning of period            $6,241               $3,695

Charge-offs:
  Real Estate                               (22)                 (12)
  Commercial                                (38)                  (7)
  Consumer                               (1,375)              (1,381)
                                          -----                -----
   Total                                 (1,435)              (1,400)

Recoveries:
  Real Estate                                18
  Commercial                                  0
  Consumer                                  159                   35
                                          -----                -----
   Total                                    177                   35
                                          -----                -----
Net charge-offs                          (1,258)              (1,365)

Provision for loan losses                 1,298                1,931
                                          -----                -----
Allowance for loan losses:
  Balance-end of period                 $ 6,281              $ 4,261
                                          =====                =====

CONSUMER LOANS HELD FOR SALE. Consumer loans held for sale consist of Republic's Bank card portfolio. Republic has entered into a letter of intent to sell approximately 70% of the card portfolio subject to due diligence and regulatory approval, and is evaluating offers relating to the remainder of the portfolio. Under the terms of the letter of intent, Republic would recognize a modest gain. The amount of such gain will not be determinable until the transaction closes. In conjunction with this transaction Republic anticipates entering into an Agency Agreement with the prospective purchaser. This arrangement would enable Republic to continue to offer credit cards in its name and receive fees based on new originations.

DEPOSITS. Total deposits increased to $812 million at March 31, 1997 compared to $783 million at December 31, 1996. The increase was primarily due to an increase in certificates of deposits resulting from the opening of five new banking centers during 1996 and competitive pricing. Republic plans to continue its deposit gathering initiatives through aggressive pricing strategies and new products.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT TERM BORROWINGS. Short term borrowings decreased from $182 at December 31, 1996 to $87 million at March 31, 1997. The decline in borrowings was primarily due to the removal of short-term public deposits by a local government organization. Management anticipated the withdrawal of these short-term public deposits. The transaction was funded with maturing investment securities , proceeds from the sale of available for sale securities, and cash on hand.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S SUBORDINATED DEBENTURES. During February of 1997, Republic issued $6 million of Trust Preferred securities through a newly formed subsidiary, Republic Capital Trust. (See Note 6 to financial statements).

OTHER MATTERS

In April 1997, Republic entered into an Agreement to Purchase Assets and Assume Liabilities which provides for the sale of its Murray banking center to another financial institution in Kentucky. The transaction includes the sale of real estate located in Murray, Kentucky, certain fixed assets, and a transfer of certain deposit liabilities totaling approximately $19 million. It is anticipated that the transaction, which is contingent upon regulatory approval, will be completed during the third quarter of 1997. Management anticipates that Republic will realize a gain from this transaction which will be based upon the amount of liabilities assumed at closing.

Republic has also entered into an agreement to sell its merchant credit card processing business. This transaction is expected to close during the second quarter of 1997. Republic anticipates realizing a pre-tax gain of approximately $500,000 on this transaction.

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

RESULTS OF OPERATIONS

OVERVIEW. For the three months ended March 31, 1997, Republic reported net income of $1.9 million, or $0.24 per share, for the first quarter of 1996. Earnings for the first quarter 1997 produced an annualized return on average assets of .69% and a return on average stockholders' equity of 12.64%, compared to returns of .86% and 13.01%, respectively, for the comparable period in 1996.

NET INTEREST INCOME. For the first quarter 1997, net interest income was $10.0 million, up 9% over the $9.3 million attained during first quarter 1996. This increase was primarily attributable to Republic's continued loan growth, particularly residential real estate and home equity loans. During the first quarter 1997, average interest-earning assets were $1.05 billion, an increase of $19.5 million over first quarter 1996. The yield on average interest-earning assets decreased from 9.19% during first quarter of 1996 to 8.63% during first quarter of 1997. Total average interest bearing liabilities increased from $764 million in the first quarter of 1996 to $948 million in the first quarter of 1997. The cost of average interest-bearing liabilities decreased from 5.39% during first quarter of 1996 to 5.32% in the first quarter of 1997, as higher cost deposits matured.

Overall, the net interest rate spread decreased from 3.80% during first quarter of 1996 to 3.31% in the comparable quarter of 1997. The Bank's net interest margin decreased from 4.36% in first quarter 1996 to 3.82% in first quarter 1997. The decrease in the net interest spread and margin occurred because the yield on interest earning assets decreased 56 basis points while the rate paid on liabilities only decreased 7 basis points. The increased short-term borrowings which arose in late 1996 were invested in short-term assets. The incremental spread earned on these assets and liabilities, while adding to net income, was less than the average spread on the other earning assets and costing liabilities. The effect is further illustrated by the fact that loans represented 75% of average earning assets in the first quarter of 1997, compared to 81% in the first quarter of 1996.

The Bank's exposure to changes in interest rates is managed by maintaining a balance between interest-earning assets and interest-bearing liabilities which are expected to mature or are sensitive to interest rate changes. During the first quarter of 1997, borrowings repricing within the one year period declined by $86 million due to the anticipated withdrawal of short-term public deposits. In order to fund this withdrawal, Republic utilized maturing investment securities totaling approximately $53 million. At December 31, 1996 these securities were classified within the one year category in the gap report. Republic also replaced approximately $56 million of time deposits classified within the one year category with 18-month time deposits. As a result of these changes, the Bank's gap moved from a cumulative negative one-year gap of $3 million at December 31, 1996 to a positive one-year gap of $105 million at March 31, 1997.

Tables 2 and 3 on pages 15 and 16 provide detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the three months ended March 31, 1997 and 1996.

Table 2 - Average Balance Sheet Rates for March 31, 1997 and 1996 (dollars in thousands)

                                                         1997                                     1996
                                          Average                    Average        Average                    Average
ASSETS                                    Balance      Interest       Rate          Balance      Interest        Rate

EARNING ASSETS:

U.S. Treasury and U.S. Government
  Agency Securities                     $ 233,754      $ 3,366        5.76%       $ 121,213      $ 1,906         6.29%

State and Political Subdivision
  Securities                                4,520           96        8.50%           4,638           99         8.54%

Other Investments                           6,431          111        6.90%           5,264           94         7.14%

Mortgage-Backed Securities                    656            9        5.49%             732           10         5.46%

Federal Funds Sold                         15,258          213        5.58%          29,054          394         5.42%

Total Loans and Fees                      786,882       18,815        9.56%         692,651       17,105         9.88%
                                        ---------       ------                      -------       ------
Total Earning Assets                    1,047,501       22,610        8.63%         853,552       19,608         9.19%
                                        ---------       ------                      -------       ------
Less: Allowance for Loan Losses            (6,256)                                   (3,838)

Non-Earning Assets:

Cash and Due From Banks                    24,299                                    18,684

Bank Premises and Equipment, Net           17,731                                    12,637

Other Assets                               11,892                                    10,947
                                        ---------                                   -------
Total Assets                          $ 1,095,167                                 $ 891,982
                                        =========                                   =======
LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts                    $ 136,416      $ 1,175        3.45%       $ 147,678      $ 1,304         3.53%

Money Market Accounts                      39,935          468        4.69%          31,279          332         4.25%

Individual Retirement Accounts             36,430          531        5.83%          34,240          538         6.29%

Certificates of Deposit and Other
  Time Deposits                           511,188        7,490        5.86%         438,265        6,660         6.08%

Repurchase Agreements and Other
  Borrowings                              223,884        2,939        5.25%         112,809        1,470         5.21%
                                        ---------       ------                      -------       ------
Total Interest Bearing Liabilities        947,853       12,603        5.32%         764,271       10,304         5.39%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits              72,189                                    58,430

Other Liabilities                          15,643                                    10,147

Stockholders' Equity                       59,482                                    59,134
                                        ---------                                   -------
Total Liabilities and Stockholders'
  Equity                              $ 1,095,167                                 $ 891,982
                                        =========                                   =======
Net Interest Income                                   $ 10,007                                   $ 9,304
                                                        ======                                     =====
Net Interest Spread                                                   3.31%                                      3.80%
                                                                      ====                                       =====
Net Interest Margin                                                   3.82%                                      4.36%
                                                                      ====                                       =====


For the purposes of these calculations, non-accruing loans are included in the quarterly average loan amounts outstanding.

The following table presents the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected Republic's interest income and interest expense during the periods indicated. Information is provided in each category with respect to
(I) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by old volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 3 - Volume/Rate Variance Analysis(in thousands)

                        Three Months Ended March 31, 1997
                                   Compared to
                        Three Months Ended March 31, 1996
                               Increase/(Decrease)
                                     due to

                                                 Total Net
                                                   Change          Volume        Rate

Interest Income (1):

U.S. Treasury and Government Agency Securities    $ 1,460         $ 1,769      $ (309)

State and Political Subdivision Securities             (3)             (2)         (1)

Other Investments                                      17              21          (4)

Mortgage-Backed Securities                             (1)             (1)          0

Federal Funds Sold                                   (181)           (187)          6

Total Loans and Fees (2)                            1,710           2,327        (617)
                                                    -----           -----         ---
  Net Change in Interest Income                     3,002           3,927        (925)
                                                    -----           -----         ---
Interest Expense:

Interest Bearing Transaction Accounts                (129)            (99)        (30)

Money Market Accounts                                 136              92          44

Individual Retirement Accounts                         (7)             34         (41)

Certificates of Deposit and Other Time Deposits       830           1,108        (278)

Repurchase Agreements and Other Borrowings          1,469           1,556         (87)
                                                    -----           -----         ---
  Net Change in Interest Expense                    2,299           2,691        (392)
                                                    -----           -----         ---
Increase in Net Interest Income                     $ 703         $ 1,236      $ (533)
                                                    -----           -----         ---

(1) Interest income for loans on non-accrual status have been included in Interest Income. (2) The amount of fees in interest on loans was $163,000 and $125,000 for the years ended March 31, 1997 and 1996, respectively.

NON-INTEREST INCOME. Non-interest income was $2.1 million during first quarter 1997, down from $2.5 million during first quarter of 1996. Service charges on deposit accounts rose 52% in first quarter 1997 over first quarter 1996. During 1996 management restructured its service charges on deposit accounts and improved collection activities, resulting in the increased fee income. Other non-interest income declined as a result of one time gains realized during the first quarter of 1996. These one-time events in 1996 included the sale of the Bagdad banking center located in Shelby County, Kentucky and the successful disposition of other real estate owned.

Income from mortgage banking, a component of non-interest income, includes proceeds from the sale of loans in the secondary market and servicing income. Gain on sale of loans decreased $85,000 in first quarter 1997 from first quarter 1996. Republic's net gain on sale of loans decreased due to reduced margins. Loan servicing income declined slightly for the three months ended 1997 and 1996. The decrease was attributable to a decline in the servicing portfolio due to normal payoff activity and the sale of loans on the secondary market with servicing released.

NON-INTEREST EXPENSE. Total non-interest expense was $8.0 million in first quarter 1997, compared to $6.8 million for first quarter 1996. The increase for the three months ended March 31, 1997 was primarily attributable to costs associated with Republic's expansion strategies. Republic's non-interest expense ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 66% in the first quarter 1997 compared to 58% for the comparable period in 1996.

Salary and employee benefit expense increased 8% for the first quarter 1997 over first quarter, 1996, due to staff additions and annual merit increases. Republic's staffing level rose to 439 full-time equivalent employees (FTE's) at March 31, 1997, compared to 393 FTE's at March 31, 1996. The increase in staffing was prompted by the Bank's expansion activities during 1996 as well as additional staffing in operational areas needed to support strong loan demand.

Occupancy and equipment expense increased from $1.4 million in first quarter 1996 to $2.0 million for the comparable period in 1997. The increase was primarily due to depreciation expenses associated with the opening of five additional banking centers during 1996. The increase was also due to technology enhancements for deposit, lending and customer support systems. Management anticipates that Republic's expansion activity in 1996 and continued technology enhancements will result in increased occupancy and equipment expense during 1997.

Insurance expense decreased $147,000 from first quarter 1996 to first quarter 1997 due to a reduction in FDIC premiums. During the third quarter of 1996 Republic paid a one-time assessment on the Bank's SAIF deposits in the amount of $2.3 million. The legislation which mandated the one-time SAIF assessment provided for a reduction in the FDIC's insurance rate premiums on SAIF insured deposits. Management anticipates that the current premium levels, adjusted for changes in deposit amounts, are representative of expense for the remainder of 1997.

Other non-interest expense increased $347,000 during the first quarter 1997 over first quarter 1996. The increase is attributable to higher state taxes on deposits and contract labor in the data processing area.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due and are deemed uncollectible. At March 31, 1997, Republic had $349,000 in consumer loans 90 days or more past due compared to $357,000 at December 31, 1996.

Table 4 provides information related to non-performing assets and loans 90 days or more past-due. Total non-performing assets increased slightly from December 31, 1996 to March 31, 1997.

Table 4 - Non-Performing Loans
                                            March 31,       December 31,
(dollars in thousands)                       1997 (1)         1996 (1)

Loans on non-accrual status (2)             $ 3,308          $ 3,055
Loans past due 90 days or more                3,860            3,714

Total non-performing loans                    7,168            6,769

Other real estate owned                          44              104
                                              -----            -----
Total non-performing assets                 $ 7,212          $ 6,873
                                              =====            =====
Percentage of non-performing loans to
  total loans                                  .93%             .88%
                                                ==               ==
Percentage of non-performing assets to
  total loans                                  .94%             .89%
                                                ==               ==

(1) The table is exclusive of impaired loans which  remained on accrual  status.
(2) Interest income that would have been earned and received on non-accrual loans was not material.

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount will not be collected. Impaired loans remained constant from December 31, 1996 to March 31, 1997 at $1.4 million.

LIQUIDITY

Republic's objectives include providing consistent earnings, and preserving an adequate liquidity position. Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve an acceptable net interest margin. While Republic continues to experience strong loan demand, management continues to monitor interest rate and liquidity risk and implement appropriate funding and balance sheet strategies. If loan growth continues at its present level management intends to obtain additional funds through its traditional retail markets or through borrowing agreements with the Federal Home Loan Bank or other financial institutions.

Republic has access to numerous sources of additional liquidity if needed. Substantial funding can be realized from the investment portfolio, of which $39 million matures or is putable within one year. Republic also has access to $98 million of investment securities which have been designated as "Available for Sale".

CAPITAL

The Bank intends to maintain a capital position that meets the regulatory definition, as defined by the FDIC, of a "well capitalized" institution. Table 5 below indicates the capital ratios at March 31, 1997.

Table 5 - Capital Ratios


                                                                                                          Minimum
                                                                                                        Requirement
                                                                                   Minimum              To Be Well
                                                                                 Requirement           Capitalized
                                                                                 For Capital           Under Prompt
                                                                                  Adequacy              Corrective
                                                          Actual                  Purposes           Action Provisions
                                                    Amount      Ratio      Amount         Ratio     Amount        Ratio
                                                                           (dollars in thousands)

As of March 31, 1997
  Total Risk Based Capital(to Risk Weighted Assets)
      Consolidated                                 $73,324      11.13%      $52,717         8%     $65,896          10%
      Bank only                                    $73,526      11.29%      $52,716         8%     $65,895          10%

  Tier I Capital (to Risk Weighted Assets)
     Consolidated                                  $67,043      10.17%      $26,359         4%     $39,538           6%
     Bank only                                     $67,245      10.34%      $23,558         4%     $39,537           6%

  Tier I Leverage Capital (to Average Assets)
     Consolidated                                  $67,043      6.11%       $43,886         4%     $54,857           5%
     Bank only                                     $67,245      6.21%       $43,885         4%     $54,856           5%


Kentucky banking regulations limit the amount of dividends that may be paid to Republic by the Bank without prior approval of the Bank's regulatory agency. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the Bank's current year's net income, as defined in the regulations, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At March 31, 1997, the Bank had $8.3 million of retained earnings available for payment of dividends.

NEW ACCOUNTING PRONOUNCEMENT

See discussion in Note 1 to financial statements.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES.

During the first quarter of 1997, Republic Capital Trust (RCT), a trust subsidiary of the Republic Bancorp, Inc. (Republic), issued preferred securities of RCT with an aggregate stated liquidation amount of $6,452,000. The sole assets of RCT are $6,752,000 aggregate principal amount of 8.5% Subordinated Deferrable Interest Debt Securities Due 2027 of Republic (subordinated debt securities), and Republic has guaranteed payment of RCT's securities, to the extent RCT has funds available for such payments.

Republic has the right, at any time, subject to certain conditions, to defer payments of interest on the Subordinated Debentures, in which case distributions on the Trust Preferred Securities would likewise be deferred. Upon electing to defer such interest payments, Republic will be prohibited from paying dividends on its Common and Preferred Stock and certain outstanding debts.

The transaction is evidenced by a Private Placement Memorandum, Declaration of Trust, Preferred and Common Securities Guaranty Agreements and the Indenture. The closings of the sales of the preferred securities of RCT occurred February 5, 1997 and February 20, 1997, at which time preferred securities with an aggregate principal amount of $5,677,000 and $775,000 respectively, were sold. Republic purchased $300,000 of common securities of RCT in the transaction. The preferred securities of RCT were sold for cash to a group of 83 accredited investors.

Preferred securities with an aggregate principal amount of $9,700,000 were offered at a price of $100 per preferred security ($9,700,000 in the aggregate), and no underwriting discounts or commissions were paid. The exemption from registration relied on was Rule 506 of Regulation D. The preferred securities were sold only to accredited investors, without general solicitation or general advertising, and with limitations on resale, and a notice on Form D was filed.

The preferred securities can be converted into shares of common stock of Republic and, through the subordinated debt securities, the trust securities can be converted into Republic common stock. The conversion rate is 5 shares of Class A common stock of Republic for each preferred security, subject to antidilution adjustments or adjustments to reflect certain changes in shares of Republic common stock.

The conversion right can be exercised by a holder of preferred securities at any time prior to 5:00 p.m. (Louisville, Kentucky time) on the business day immediately preceding the date of repayment of such securities. To exercise the conversion right, the holder must submit an irrevocable conversion request to the Conversion Agent (initially, Steven E. Trager) at the office of Republic, together with the certificates representing the preferred securities being converted. Based upon the conversion request, the Conversion Agent will exchange the preferred securities being converted for subordinated debt securities (based on an exchange ratio of $100 principal amount of subordinated debt for each preferred security), and then convert the subordinated debt securities into shares of Republic Class A common stock.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

A regularly scheduled annual meeting of the stockholders of Republic was held on January 13, 1997. For the special meeting, proxies were solicited by Republic's Board of Directors for matters to be voted on at the annual meeting. The following items were voted upon and approved at the annual meeting:

Setting the Number of Directors: A proposal to set the number of directors for the Board of Directors of the Corporation at ten (10) was approved by a vote of the majority of the shares of Republic's common stock represented at the meeting; 12,977,412 shares voted in favor of the proposal; 0 shares were voted against; 0 shares were withheld; and 0 shares abstained.

Election of Directors: At the annual meeting, shareholders voted upon the election of directors. All nominees were elected by vote of the shareholders. Holders of shares representing 10,892,427 shares of the common stock were present in person at the meeting and 2,084,985 votes were represented by proxy for a total of 12,977,412, equaling 73% of the total outstanding common stock. The voting results for each nominee were as follows:

                               Votes        Votes         Votes        Non-
Nominee                         For        Against      Withheld      Votes

James B. Brien              12,977,412        0             0           0

Reed Conder                 12,977,412        0             0           0

Larry M. Hayes              12,977,412        0             0           0

D. Harry Jones              12,977,412        0             0           0

L. Lee Kinsolving, Jr.      12,977,412        0             0           0

E. William Petter, Jr.      12,977,412        0             0           0

R. Wayne Stratton           12,977,412        0             0           0

A. Scott Trager             12,977,412        0             0           0

Bernard M. Trager           12,977,412        0             0           0

Steven E. Trager            12,977,412        0             0           0

Item 6.Exhibits and Reports on Form 8-K

  A.  The exhibits required by Item 601 of Regulation S-K are
attached to and listed in the Exhibit Index on           page 23.

  B. No reports on Form 8-K have been filed during the quarter for which the report is filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Republic Bancorp, Inc.
                          (Registrant)


                                        Principal Executive Officer:

Date: 05/15/97                          /s/ Bernard M. Trager
                                        -----------------------------------
                                        Bernard M. Trager
                                        Chairman and Chief Executive Officer


                                        Principal Financial Officer:

Date: 05/15/97                          /s/ E. William Petter, Jr.
                                        -----------------------------------
                                        E. William Petter, Jr.
                                        Executive Vice President,
                                        Chief Financial Officer

EXHIBIT INDEX

Exhibit        Description                                                Page
-------        -----------                                                ----
11             Statement Regarding Computation of Per Share Earnings       24

27             Financial Data Schedule                                     25

Exhibit 11.
Statement Regarding Computation of Per Share Earnings in thousands, except per share amounts (unaudited)

                                                    March 31, 1997         March 31,1996
Primary earnings per common share:
  Weighted average common shares outstanding              7,222                7,222
  Common stock equivalents due to dilutive effect of
    stock options                                            87                   66
                                                          -----                -----
  Average shares and equivalents outstanding              7,309                7,288

Net income                                              $ 1,880              $ 1,923
Less preferred stock dividends                              106                  106
                                                          -----                -----
Income available for common stock                         1,986                2,029

Primary net income per share                              $ .24                $ .24
                                                          =====                =====

Fully-diluted earnings per common share:
  Weighted average common shares outstanding              7,222                7,222
  Common stock equivalents due to dilutive effect of
    stock options                                            87                   66
  Common stock equivalents due to dilutive effect of
     convertible preferred stock                            300                  300
  Common stock equivalents due to dilutive effect of
    guaranteed preferred beneficial interests in
    Company's subordinated debentures                       323
                                                          -----                -----
  Average shares and equivalents outstanding              7,932                7,588

Net income                                              $ 1,880              $ 1,923
Add interest expense on guaranteed beneficial interests
  in Company's subordinated debentures, net of tax           53
                                                          -----                -----
Income available for common stock                         1,933                1,923

Fully-diluted net income per share                        $ .24                $ .24
                                                          =====                =====