Form 10-Q
period 1997-06-30
REPUBLIC BANCORP INC /KY/
filed 1997-08-14
CIK 921557

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

      X Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     OR

     _Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

                              X Yes    No

The number of shares outstanding of the issuer's class of common stock as of the latest practicable date: 6,051,611 shares of Class A Common Stock and 1,169,857 shares of Class B Common Stock as of August 12, 1997.

The Exhibit index is on page 24. This filing contains 26 pages (including this facing sheet).

REPUBLIC BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

Item 1.       Financial Statements                                       3-10
Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    11-21

PART II - OTHER INFORMATION

Item 5.       Other Information                                            22
Item 6.       Exhibits and Reports on Form 8-K                             22
              Signatures                                                   23

PART I
-

ITEM 1

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLARS IN THOUSANDS)


                                                             JUNE 30,           DECEMBER 31,
                                                               1997                1996
ASSETS:
Cash and cash equivalents:
     Cash and due from banks                             $      37,148         $      40,021
     Federal funds sold                                            250                16,650
                                                          -------------        --------------

         Total cash and cash equivalents                        37,398                56,671

Securities available for sale                                  103,275               107,937
Securities to be held to maturity                              118,683               173,918
Loans, less allowance for loan losses of
     $6,281 (1997) and $6,241 (1996)                           796,403               759,424
Mortgage loans held for sale                                     7,190                 7,624
Federal Home Loan Bank stock                                     6,756                 5,548
Accrued interest receivable                                      9,561                 9,685
Premises and equipment, net                                     17,605                17,509
Other assets                                                    12,842                 2,566
                                                         --------------        -------------

TOTAL                                                      $ 1,109,713           $ 1,140,882
                                                         ==============        =============

LIABILITIES:
     Deposits:
         Non-interest bearing                              $    67,627         $      66,969
         Interest bearing                                      762,698               716,172
     Securities sold under agreements to repurchase and
         other short-term borrowings                            86,080               181,634
     Other borrowed funds                                      110,065               106,974
     Accrued interest payable                                    7,232                 5,643
     Guaranteed preferred beneficial interests in
       Company's subordinated debentures                         6,452
     Other liabilities                                           6,115                 4,471
                                                           ------------          ------------

         Total liabilities                                   1,046,269             1,081,863
                                                           ------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred Stock, no par value;  authorized  100,000  shares;  Series A 8.5%
        noncumulative   convertible,   50,000  shares  issued  and   outstanding
        (liquidation
        preference $5,000)                                       5,000                 5,000
     Class A Common stock, no par value
     Class B Common stock, no par value                          3,491                 3,491
     Additional paid-in capital                                  6,817                 6,817
     Retained earnings                                          48,471                43,930
     Net unrealized depreciation on securities available
       for sale, net of tax                                       (335)                 (219)
                                                          -------------        --------------


         Total stockholders' equity                             63,444                59,019
                                                          -------------        -------------

TOTAL                                                      $ 1,109,713           $ 1,140,882
                                                          =============        =============

See notes to consolidated financial statements.


REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
( IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,

                                                               1997           1996           1997          1996
                                                               ----           ----           ----          ----
INTEREST INCOME:
     Loans, including fees                                 $   19,557      $  17,526     $   38,372      $  34,631
     Securities available for sale                              1,441                         2,904
     Securities to be held to maturity:
         Taxable                                                1,955          1,933          3,933          3,918
         Non-taxable                                               32             32             63             64
     FHLB dividends                                               117            101            227            193
     Other                                                        140            247            353            641
                                                          -----------    -----------     ----------    -----------
         Total interest income                                 23,242         19,839         45,852         39,447
                                                            ---------      ---------       --------      ---------

INTEREST EXPENSE:
     Deposits                                                  10,148          8,580         19,812         17,414
     Short-term borrowings                                      1,098            658          2,340          1,145
     Long-term debt                                             1,756            982          3,453          1,965
                                                           ----------    -----------      ---------      ---------
         Total interest expense                                13,002         10,220         25,605         20,524
                                                            ---------      ---------       --------      ---------

NET INTEREST INCOME                                            10,240          9,619         20,247         18,923

PROVISION FOR LOAN LOSSES                                       1,416          3,703          2,714          5,634
                                                           ----------     ----------      ---------     ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                     8,824          5,916         17,533         13,289
                                                            ---------     ----------       --------    -----------

NON-INTEREST INCOME:
     Service charges on deposit accounts                          824            584          1,601          1,094
     Other service charges and fees                               170            276            480            668
     Bank card services                                            99            287            508            631
     Net gain on sale of loans                                    263            356            544            722
     Loan servicing income                                        186            206            375            416
     Gain on sale of bank card                                  3,410                         3,410
     Securities gains                                              16                            16
     Other                                                        189             83            319            749
                                                           ----------   ------------     ----------    -----------
         Total non-interest income                              5,157          1,792          7,253          4,280
                                                            ---------     ----------      ---------     ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                             4,103          2,992          7,791          6,398
     Occupancy and equipment                                    1,962          1,586          3,968          3,031
     Communication and transportation                             469            398            905            730
     Marketing and development                                    349            415            712            755
     FDIC deposit insurance                                                      296             53            496
     Supplies                                                     265            242            507            454
     Other                                                      1,143          1,114          2,350          1,974
                                                            ---------     ----------      ---------    -----------
         Total non-interest expense                             8,291          7,043         16,286         13,838
                                                            ---------     ----------       --------     ----------

INCOME BEFORE INCOME TAXES                                      5,690            665          8,500          3,731

INCOME TAXES                                                    2,034            339          2,964          1,482
                                                            ---------    -----------       --------     ----------

NET INCOME                                                   $  3,656        $   326       $  5,536      $   2,249
                                                             ========        =======       ========      =========

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                                   $     .48    $       .03      $     .72    $       .27
                                                            =========    ===========      =========    ===========

See notes to consolidated financial statements.


REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                                                          NET UNREALIZED
                                                                                                           DEPRECIATION
                                                                COMMON STOCK          ADDITIONAL           ON AVAILABLE    TOTAL
                                   PREFERRED STOCK      CLASS A    CLASS B              PAID-IN   RETAINED   FOR SALE  STOCKHOLDERS'
                                   SHARES    AMOUNT      SHARES     SHARES    AMOUNT    CAPITAL   EARNINGS  SECURITIES    EQUITY

BALANCE, January 1, 1997              50    $ 5,000      6,052      1,170    $ 3,491    $ 6,817   $ 43,930    $ (219)    $ 59,019

Dividend Declared
     Preferred ($2.125 per share)                                                                     (213)                  (213)
     Common: Class A ($.055 per share)                                                                (666)                  (666)
             Class B ($.05 per share)                                                                 (116)                  (116)

Net changes in unrealized depreciation
   on securities available for sale                                                                             (116)        (116)

Net Income                                                                                           5,536                  5,536
                                   -----    -------     ------     ------    -------    -------  ---------   --------   ---------
BALANCE, June 30, 1997                50    $ 5,000      6,052      1,170    $ 3,491    $ 6,817  $  48,471   ($  335)   $  63,444
                                   =====    =======     ======     ======    =======    =======  =========   ========   =========


See notes to consolidated financial statements.


REPUBLIC BANCORP, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (IN THOUSANDS)


                                                                                      1997              1996
OPERATING ACTIVITIES:
     Net income                                                                      $  5,536         $  2,249
     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
       operating activities:
         Depreciation and amortization of premises and equipment                        2,048            1,542
         Amortization and accretion of securities                                         315             (143)
         FHLB stock dividends                                                            (208)            (183)
         Provision for loan losses                                                      2,714            5,634
         Net gain on sale of securities                                                   (16)
         Net gain on sale of loans                                                       (544)            (722)
         Net gain on sale of bank card                                                 (3,410)
         Proceeds from sale of bank card                                               25,555
         Proceeds from sale of loans                                                   46,993           76,426
         Origination of mortgage loans held for sale                                  (46,015)         (75,773)
         Changes in assets and liabilities:
           Accrued interest receivable                                                    124             (776)
           Other assets                                                                (9,577)             491
           Accrued interest payable                                                     1,589              (13)
           Other liabilities                                                            1,644             (701)
                                                                                   ----------       -----------
                Net cash provided by (used in) operating activities                    26,748            8,031
                                                                                    ---------      -----------

INVESTING ACTIVITIES:
     Purchases of securities available for sale                                        (5,044)
     Purchases of securities to be held to maturity                                   (11,189)        (117,602)
     Purchases of Federal Home Loan Bank Stock                                         (1,000)
     Proceeds from maturities of securities to be held to maturity                     66,516           97,995
     Proceeds from sales of securities available for sale                               9,140
     Net increase in loans                                                            (62,478)         (43,901)
     Net purchases of premises and equipment                                           (2,144)          (3,292)
                                                                                    ----------     -----------
                Net cash provided by (used in) investing activities                    (6,199)         (66,800)
                                                                                    ----------      ----------

FINANCING ACTIVITIES:
     Net increase in deposits                                                          47,184           12,477
     Net increase (decrease) in securities sold under agreement to
         repurchase and other short-term borrowings                                   (95,554)          28,480
     Payments on other borrowings                                                    (136,159)         (21,723)
     Proceeds from other borrowings                                                   139,250           24,000
     Proceeds from issuance of guaranteed preferred beneficial
         interests in Company's subordinated debentures                                 6,452
     Cash dividends paid                                                                 (995)            (905)
                                                                                  ------------     -----------
                Net cash used in financing activities                                 (39,822)          43,329
                                                                                    ----------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (19,273)         (16,440)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         56,671           75,313
                                                                                   ----------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  37,398        $  58,873
                                                                                    =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                   $  24,016        $  20,537
                                                                                    =========        =========

         Income taxes                                                              $    1,839       $    2,432
                                                                                   ==========       ==========

See notes to consolidated financial statements.


REPUBLIC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION (AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES)

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Republic Bancorp, Inc. and its subsidiaries; Republic Mortgage Company, Republic Insurance Agency, Inc., Republic Capital Trust, and Republic Bank & Trust Company (Bank), collectively "Republic". All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic's annual report on Form 10-K for the year ended December 31, 1996.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income. This standard requires that certain items currently reported as direct changes in separate components of stockholders' equity be reported in a separate statement of comprehensive income or be included as a separate, additional component of the statement of income. Such items include foreign currency translation, accounting for futures contracts, accounting for defined benefit pension plans, and accounting for certain investments in debt and equity securities. If a company has no items of comprehensive income in any periods reported a statement of comprehensive income is not required. The periodic change in net appreciation or depreciation on securities available for sale reported in Republic's financial statements is an element of comprehensive income under this standard. This standard is effective for Republic in 1998. Management has not yet determined the manner of presentation to be used to comply with this standard.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard changes the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as parts of a company for which separate information is available which is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in evaluating performance. Required disclosures for operating segments include total segment revenues, total segment profit or loss, and total segment assets. The standard also requires disclosures regarding revenues derived from products and services (or similar groups of products or services), countries in which the company derives revenue or holds assets, and about major customers, regardless of whether this information is used in operating decision making. Certain additional descriptive information to help the financial statement reader understand how the information was developed and how it compares to total amounts reflected in the company's financial statements are also required. Republic is required to adopt the disclosure requirements in its 1998 annual report, and in interim periods in 1999. The 1999 interim period disclosures are required to include comparable 1998 information.

EARNINGS PER SHARE - Earnings per common and common equivalent share is based upon the weighted average common and common equivalent shares outstanding during the year. Primary and fully diluted earnings per share are approximately the same. The number of common and common equivalent shares utilized in the per share computations was approximately 7,393,000 and 7,296,000 for the three months ended June 30, 1997 and 1996, respectively, and 7,393,000 and 7,291,000 for the six months ended June 30, 1997 and 1996, respectively.

RECLASSIFICATIONS - Certain amounts have been reclassified in the 1996 financial statements to conform with the current period classifications. The reclassifications have no effect on net income or stockholders' equity as previously reported.

2.  SECURITIES

Available For Sale Securities:

                                                                              JUNE 30, 1997
                                                                             (IN THOUSANDS)

                                                                         GROSS          GROSS
                                                        AMORTIZED     UNREALIZED     UNREALIZED       ESTIMATED
                                                          COST           GAINS         LOSSES        FAIR VALUE

U.S. Treasury Securities and U.S.
  Government Agencies                                 $  103,781                       $  (506)     $  103,275


Securities To Be Held To Maturity:

                                                                             JUNE 30, 1997
                                                                             (IN THOUSANDS)

                                                                         GROSS          GROSS
                                                        AMORTIZED     UNREALIZED     UNREALIZED       ESTIMATED
                                                          COST           GAINS         LOSSES        FAIR VALUE

U.S. Treasury Securities and U.S.
  Government Agencies                                  $ 113,595          $  287        ($ 520)     $  113,362
Obligations of state and political
  subdivisions                                             4,461             160                         4,621
Mortgage-backed securities                                   627                           (43)            584
                                                      ----------          ------        -------      ---------

Total securities to be held to maturity                $ 118,683          $  447        ($ 563)      $ 118,567
                                                      ==========          ======         ======      =========


Securities having an amortized cost of $192.0 million and a fair value of $191.5 million at June 30, 1997, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

3.  LOANS

                                                                 JUNE 30, 1997          DECEMBER 31, 1996
                                                                             (IN THOUSANDS)
Residential real estate                                          $  477,035                $  457,204
Commercial real estate                                               76,570                    59,086
Real estate construction                                             36,468                    32,130
Commercial                                                           26,884                    25,115
Consumer                                                             92,669                    96,138
Home equity                                                          90,146                    69,572
Bank card                                                             1,384                    24,527
Other                                                                 3,842                     4,309
                                                             --------------              ------------

         Total loans                                                804,998                   768,081

Less:
     Unearned interest income and unamortized
        loan fees                                                     2,314                     2,416
     Allowance for loan losses                                        6,281                     6,241
                                                             --------------              ------------

Loans, net                                                   $      796,403                $  759,424
                                                             ==============                ==========


The following table sets forth the changes in the allowance for loan losses:


                                              THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                               1997                  1996               1997              1996
                                                                         (IN THOUSANDS)

Balance, beginning of period                 $  6,281             $  4,261           $  6,241         $  3,695
  Provision charged to income                   1,416                3,703              2,714            5,634
  Charge-offs                                  (1,530)              (1,761)            (2,965)          (3,161)
  Recoveries                                      114                   38                291               73
                                            ---------          -----------         ----------       ----------

Balance, end of period                       $  6,281             $  6,241           $  6,281         $  6,241
                                             ========             ========           ========         ========

Information about Republic's investment in impaired loans is as follows:

                                                                 JUNE 30, 1997             DECEMBER 31, 1996
                                                                             (IN THOUSANDS)
Gross impaired loans                                               $  1,639                  $  1,638
Less: Related allowance for loan losses                                 240                       240
                                                                  ---------                 ---------

Net impaired loans with related allowances                            1,399                     1,398
Impaired loans with no related allowances                                 0                         0
                                                                -----------               -----------

Total                                                              $  1,399                  $  1,398
                                                                   ========                  ========

Average impaired loans outstanding                                 $  1,639                  $  1,638
                                                                   ========                  ========

4.  INTEREST BEARING DEPOSITS

                                                                 JUNE 30, 1997           DECEMBER 31, 1996
                                                                             (IN THOUSANDS)
Demand (NOW, Super NOW and Money Market):                        $  113,040                $  116,180
Savings                                                              15,080                    14,840
Money market certificates of deposit                                 56,108                    63,423
Individual retirement accounts                                       37,504                    35,845
Certificates of deposit, $100,000 and over                           70,940                    60,890
Other certificates of deposit                                       420,054                   374,864
Brokered deposits                                                    49,972                    50,130
                                                                 ----------                ----------

     Total interest bearing deposits                             $  762,698                $  716,172
                                                                 ==========                ==========

5.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM
    BORROWINGS

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

                                                           JUNE 30, 1997    DECEMBER 31, 1996      JUNE 30, 1996
                                                                          (DOLLARS IN THOUSANDS)
     Average outstanding balance                              $ 100,552           $ 74,531           $ 55,303
     Average interest rate                                        4.64%              4.74%              4.41%
     Maximum outstanding at month end                         $ 100,730          $ 182,485           $ 85,980
     End of period                                             $ 86,080          $ 181,634           $ 50,209


The decrease in outstandings from December 31, 1996 to June 30, 1997 resulted from an anticipated withdrawal of short-term deposits by a local government organization during the first quarter of 1997.

6.  GUARANTEED PREFERRED BENEFICIAL INTERESTS

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

PART 1

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc., headquartered in Louisville, Kentucky, was incorporated on January 2, 1974. The Bank is a commercial banking and trust corporation organized and chartered under the laws of the Commonwealth of Kentucky. The Bank is also headquartered in Louisville, Kentucky and provides banking services through 20 banking centers throughout Kentucky. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities and trust services. The Bank's lending services include the origination of real estate, commercial and consumer loans. Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. Regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), Federal Reserve Bank and the Kentucky Department of Financial Institutions. In assets, the Bank is the sixth largest FDIC-insured commercial bank in Louisville, Kentucky and the eighth largest FDIC-insured commercial bank in Kentucky.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND DECEMBER 31, 1996

Republic's total assets decreased slightly in 1997 from $1.14 billion at December 31, 1996 to $1.11 billion at June 30, 1997. The decrease resulted from an anticipated withdrawal of short-term deposits of $87 million from one public entity. While total assets decreased, Republic continues to experience strong overall loan demand.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased from $57 million at December 31, 1996 to $37 million at June 30, 1997. Cash and due from banks decreased $3 million, while federal funds sold decreased $16 million. The decreases resulted from the expected withdrawal of short-term public deposits and sustained loan demand.

INVESTMENT SECURITIES. The investment portfolio consists primarily of U.S. Treasury and U.S. Government Agencies with a weighted average maturity of less than 2 years. Securities available for sale decreased from $108 million at December 31, 1997 to $103 million at June 30, 1997. The decrease resulted from the sale of securities in the amount of $9 million. These securities were sold for a modest gain.

Securities to be held to maturity decreased from $174 million at December 31, 1997 to $119 million at June 30, 1997. Funds provided by maturing securities were primarily used to provide for the anticipated public deposit withdrawals and fund sustained loan demand.

During the second quarter of 1997 a new managerial position, chief investment officer, was created. Management also made certain modifications to its investment policy. The policy changes will permit management to take advantage of market changes and permit investments in additional mortgage-backed securities and collateralized mortgage obligations. The policy changes will also permit management to extend maturities up to ten years on U.S. Government and Agency obligations with certain limitations. Management intends to remain conservative in its overall investment strategy while taking advantage of certain market timing opportunities.

LOANS. Net loans increased $37 million to $796 million at June 30, 1997 compared to $759 million at December 31, 1996. The increase in loans was led by real estate lending which rose $37 million since December 31, 1996. The rise in residential and commercial real estate loan volume was a result of a continued favorable rate environment and Republic's expanded market presence resulting from the opening of five new banking centers during 1996. Republic also experienced 30% growth in its Home Equity loan portfolio during 1997. The growth of Republic's Home Equity loan portfolio was primarily due to product enhancements including elimination of up-front closing costs and a six month introductory interest rate.

The increase in these loan types was offset by the sale of Republic's Bank card loan portfolio and Republic's portion of a credit card joint venture. During the second quarter of 1997, Republic sold its $17 million Bank card portfolio realizing a pre-tax gain of $2.6 million. Under the terms of the sale, Republic entered into an agent bank agreement which will allow Republic to continue to offer credit cards in its name and receive fees based on new originations. The terms of the sale did not include certain accounts with doubtful collectibility. Republic anticipates losses associated with these accounts to continue in the near term. Management gave consideration to these doubtful accounts in determining the gain on the sale of the portfolio.

Republic also sold its 50% participation interest, totaling $7 million, in a credit card joint venture for a gain of $340,000. The agreement contains a limited recourse provision under which Republic is generally responsible for 50% of monthly net charge-offs above 0.34% of the average monthly outstandings. This recourse provision which remains in effect for up to 48 months has a maximum liability to Republic of $1.2 million. The gain on sale was determined after consideration of the probable loss under the recourse provision.

Republic's consumer loans, excluding Bank card loans, decreased slightly from $96 million at December 31, 1996 to $93 million at June 30, 1997. Approximately 57% of loans in the consumer portfolio, excluding Bank card loans, are unsecured. Republic's unsecured consumer portfolio includes the "All Purpose" and "Pre Approved" loan programs. Republic's "All Purpose" loans, with total outstandings of $17 million at June 30, 1997 and $22 million at December 31
1996, are originated through Republic's banking centers. This product has an average original loan amount of $8,000 and an average percentage rate of 17.54% with a standard maximum maturity of five years. "Pre Approved" loans remained flat from December 31, 1996 to June 30, 1997 at $33 million. "Pre Approved" loans are delivered through direct mail, targeting customers both in and outside of Republic's traditional markets. The "Pre Approved" loan product has an average original loan amount of $7,800 and an average annual percentage rate of 13.96% with a standard maximum maturity of five years. Management presently plans to allow the "All Purpose" and "Pre Approved" portfolios to reduce in the near term.

ALLOWANCE AND PROVISION FOR LOAN LOSSES. The allowance for loan losses remained constant at $6 million from December 31, 1996 to June 30, 1997. Republic's allowance to total loan ratio was .78% at June 30, 1997 compared to .81% at December 31, 1996.

The provision for loan losses was $1.4 million in the second quarter, 1997, compared to $3.7 million in the second quarter of 1996. Net charge-offs decreased $300,000 from second quarter 1996 to second quarter 1997. Republic's unsecured consumer loan portfolio accounted for 83% of total charge-offs in the second quarter of 1997.

The provision for loan losses was $2.7 million for the six months ended June 30, 1997, compared to $5.6 million for the six months ended June 30, 1996. Net charge-offs decreased slightly from year-to-date 1996 to year-to-date 1997. The increase in the provision during 1996 resulted from management's decision to increase the overall reserve for loan losses as a result of increased risk associated with unsecured consumer loans.

Republic's unsecured consumer loan portfolio accounted for 84% of total charge-offs during year-to-date 1997 and 91% for year-to-date 1996. The charge-offs in the unsecured consumer loan portfolio during 1997 were principally comprised of $836,000 in the "All Purpose" program and $943,000 in the "Pre Approved" program (See description of programs under "Loans"). As a result of the level of charge-offs in the unsecured programs, management is not currently soliciting clients for these programs. This action is intended to improve the average credit quality of these loan portfolios over time. Republic also experienced a reduction in charge-offs in its Bank card portfolio during the current year. Charge-offs were $467,000 year-to-date 1997 compared to $665,000 for the same period in 1996. Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 1997.

Table 1 below depicts the allowance activity by loan type for the three months ended June 30, 1997 and 1996.

TABLE 1 - SUMMARY OF LOAN LOSS EXPERIENCE


                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                                           --------                             --------
                                                      1997            1996                 1997           1996
(IN THOUSANDS)
Allowance for loan losses:
     Balance-beginning of period                     $ 6,281        $ 4,261             $ 6,241        $ 3,695

Charge-offs:
     Real Estate                                        (142)          (128)               (164)          (140)
     Commercial                                           (5)            (6)                (43)           (13)
     Consumer                                         (1,383)        (1,627)             (2,758)        (3,008)
                                                      -------         ------             -------         ------
       Total                                          (1,530)        (1,761)             (2,965)        (3,161)
                                                      -------        -------             -------        -------

Recoveries:
     Real Estate                                                          2                  18              2
     Commercial
     Consumer                                            114             37                 273             72
                                                         ---             --                 ---             --
       Total                                             114             39                 291             74
                                                         ---             --                 ---             --

Net charge-offs                                       (1,416)        (1,722)             (2,674)        (3,087)

Provision for loan losses                              1,416          3,703               2,714          5,634
                                                       -----          -----               -----          -----

Allowance for loan losses:
     Balance-end of period                           $ 6,281        $ 6,241             $ 6,281        $ 6,241
                                                     =======        =======             =======        =======


DEPOSITS. Total deposits increased to $830 million at June 30, 1997 compared to $783 million at December 31, 1996. The change was primarily due to an increase in certificates of deposits resulting from competitive pricing. Republic plans to continue its deposit gathering initiatives through aggressive pricing strategies and competitive products.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT TERM BORROWINGS. Short term borrowings decreased from $182 at December 31, 1996 to $86 million at June 30, 1997. The decline in borrowings was primarily due to the removal of short-term public deposits by a local government organization. Management anticipated the withdrawal of these short-term public deposits during the first quarter of 1997. The transaction was funded with maturing investment securities, proceeds from the sale of available for sale securities, and cash on hand.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S SUBORDINATED DEBENTURES. During February of 1997, Republic issued $6 million of Trust Preferred securities through a newly formed subsidiary, Republic Capital Trust. (See Note 6 to the accompanying interim financial statements).

SALE OF BANKING CENTERS

During 1997, Republic elected to increase its focus and resources on the North Central and Central Kentucky markets. Republic believes that these markets will provide greater opportunities for future growth and profitability.

As a result of this decision, management has aggressively pursued opportunities to sell certain fixed assets and deposit liabilities of its Western Kentucky banking centers, with the exception of Owensboro. Republic's Western Kentucky fixed assets and deposit liabilities subject to sale include banking centers in the cities of Murray, Benton, Paducah and Mayfield. These banking centers provide a total of $185 million in deposits as of June 30, 1997. Republic intends to retain substantially all of the $167 million loan portfolio associated with these banking centers. Management anticipates that it will fund these transactions with additional deposits from its new and existing banking centers, liquidation of available for sale investment securities and additional advances from the Federal Home Loan Bank.


In April 1997, Republic entered into an agreement to sell its Murray banking center to an unaffiliated Kentucky financial institution. The transaction includes the sale of real estate located in Murray, Kentucky, certain fixed assets and loans with an aggregate book value of approximately $237,000, and a transfer of certain deposit liabilities totaling approximately $18 million. The purchase price in the transaction was based on the book value of the assets transferred, plus a core deposit premium on market area deposits, and was payable through the reduction of the cash transferred by Republic to offset the deposit liabilities assumed. This transaction was closed on July 30, 1997 and Republic recognized an after tax gain of approximately $1.7 million.

In addition, Republic has subsequently entered into two additional contracts with separate unaffiliated buyers to sell its Benton banking center and its two banking centers in Paducah. These contracts are contingent upon regulatory approval and are subject to due diligence and other contingencies. The Bank has also entered into a letter of intent to sell its Mayfield banking center with another unaffiliated institution, but has not as yet entered into a definitive agreement. The Benton, Paducah and Mayfield transactions could close by year end. While the terms of these agreements vary, management anticipates that Republic will realize a gain on each anticipated sale. The gain will be dependent upon the attributes and the amount of the deposit liabilities assumed by the purchasers at closing.

OTHER MATTERS

Republic was required to reimburse the FDIC for tax benefits received resulting from tax deductions for losses on loans and other real estate owned (OREO)
acquired through the acquisition of two failed institutions. In the third quarter of 1995, Republic was notified by the FDIC that, under its interpretation of the Agreements, Republic may be required to remit additional payments related to prior years. During the second quarter of 1997, Republic settled this matter with the FDIC. The terms of the settlement had no significant impact on the financial position and results of operations of Republic and provided for a release by the FDIC of any further obligations of Republic under the Agreements.

RESULTS OF OPERATIONS

OVERVIEW. For the three months ended June 30, 1997, Republic reported net income of $3.7 million, or $.48 per share, for the second quarter of 1997 compared to $326,000, or $.03 per share, for the second quarter of 1996. Earnings for the second quarter 1997 produced an annualized return on average assets of .81% and a return on average stockholders' equity of 13.22%, compared to returns of .14% and 2.22%, respectively, for the comparable period in 1996. For the six months ended June 30, 1997, net income was $5.5 million compared to $2.2 million for the same period in 1996. The substantial increase in earnings during 1997 is primarily due to the sale of the Bank card portfolios and merchant processing which produced an after-tax gain of approximately $2.2 million. Also during the period, Republic benefited from reduced provisions for loan losses and increased net interest income.

NET INTEREST INCOME. For the second quarter 1997, net interest income was $10.2 million, up 6% over the $9.6 million attained during second quarter 1996. This increase was primarily attributable to Republic's continued loan growth, particularly residential real estate and home equity loans. During the second quarter 1997, average interest-earning assets were $1.1 billion, an increase of $191.1 million over second quarter 1996. The yield on average interest-earning assets decreased from 9.19% during second quarter of 1996 to 8.82% during second quarter of 1997. Total average interest bearing liabilities increased from $776.3 million in the second quarter of 1996 to $952.6 million in the second quarter of 1997. The cost of average interest-bearing liabilities increased from 5.27% during second quarter of 1996 to 5.46% in the second quarter of 1997.

Overall, the net interest rate spread decreased from 3.92% during second quarter of 1996 to 3.36% in the comparable quarter of 1997. The Bank's net interest margin decreased from 4.46% in second quarter 1996 to 3.88% in second quarter 1997. The decrease in the net interest spread and margin occurred because the yield on interest earning assets decreased 37 basis points while the rate paid on liabilities increased 19 basis points. The decline in yield on earning assets was primarily attributable to a decrease in loan yields. The reduction in loan yields occurred in large part because of declining balances in the higher yielding "Pre Approved" and "All Purpose" loan portfolios. The rise in rates on interest bearing liabilities resulted from a new, higher yielding tiered rate program on money market accounts. Management anticipates that the net interest spread and margin may continue to decrease in the near term as the higher yielding consumer portfolios further reduce.

Net interest income for the six months ended June 30, 1997 was $20.2 million, up $1.3 million from $18.9 million during the six months ended June 30, 1996. When comparing the respective six month periods, average earning assets grew by $192.6 million in 1997 and average interest bearing liabilities increased $180.5 million. The rise in net interest income in 1997 is primarily due to the increased volume of the Bank's loan portfolio.

Tables 2, 3 and 4 on pages 16, 17 and 18 provide detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the three and six months ended June 30, 1997 and 1996.

TABLE 2 - AVERAGE BALANCE SHEET RATES FOR SECOND QUARTER, 1997 AND 1996 (DOLLARS IN THOUSANDS)


                                             THREE MONTHS ENDED JUNE 30, 1997  THREE MONTHS ENDED JUNE 30, 1996
                                             --------------------------------  --------------------------------
                                              AVERAGE                 AVERAGE   AVERAGE                AVERAGE
ASSETS                                        BALANCE     INTEREST     RATE     BALANCE    INTEREST     RATE
                                              -------     --------     ----     -------    --------     ----

EARNING ASSETS:

U.S. Treasury and U.S. Government
  Agency Securities                         $ 216,558     $ 3,324      6.14%  $ 119,469    $ 1,856       6.21%

State and Political Subdivision Securities      4,544          96      8.45%      4,590         98       8.54%

Other Investments                               6,752         117      6.93%      5,345        103       7.71%

Mortgage-Backed Securities                        641           8      4.99%        716          9       5.03%

Federal Funds Sold                             10,318         140      5.43%     19,012        247       5.20%

Total Loans and Fees                          815,648      19,557      9.59%    714,190     17,526       9.82%
                                              -------      ------               -------     ------

Total Earning Assets                        1,054,461      23,242      8.82%    863,322     19,839       9.19%
                                            ---------      ------               -------     ------

Less: Allowance for Loan Losses               (6,281)                           (4,678)

Non-Earning Assets:

Cash and Due From Banks                        21,191                            20,656

Bank Premises and Equipment, Net               17,887                            13,526

Other Assets                                   13,528                             9,206
                                               ------                             -----

Total Assets                              $ 1,100,786                         $ 902,032
                                          ===========                         =========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts                        $ 133,733     $ 1,159      3.47%  $ 151,982    $ 1,307       3.44%

Money Market Accounts                          41,340         490      4.74%     33,852        364       4.30%

Individual Retirement Accounts                 37,429         546      5.84%     34,695        536       6.18%

Certificates of Deposit and Other
  Time Deposits                               530,274       7,953      6.00%    425,682      6,373       5.99%

Repurchase Agreements and Other
  Borrowings                                  209,868       2,854      5.44%    130,092      1,640       5.04%
                                              -------       -----               -------      -----

Total Interest Bearing Liabilities            952,644      13,002      5.46%    776,303     10,220       5.27%
                                              -------      ------               -------     ------

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits                  67,631                            59,379

Other Liabilities                              19,465                             7,633

Stockholders' Equity                           61,046                            58,717
                                           ----------                         ---------

Total Liabilities and Stockholders'
  Equity                                  $ 1,100,786                         $ 902,032
                                          ===========                         =========

Net Interest Income                                      $ 10,240                          $ 9,619
                                                         ========                          =======

Net Interest Spread                                                    3.36%                             3.92%
                                                                       =====                             =====

Net Interest Margin                                                    3.88%                             4.46%
                                                                       =====                             =====

For the purposes of these calculations, non-accruing loans are included in the quarterly average loan amounts outstanding.


TABLE 3 - AVERAGE BALANCE SHEET RATES FOR SIX MONTHS, 1997 AND 1996 (DOLLARS IN THOUSANDS)


                                              SIX MONTHS ENDED JUNE 30, 1997   SIX MONTHS ENDED JUNE 30, 1996
                                              ------------------------------   ------------------------------
                                               AVERAGE               AVERAGE     AVERAGE                AVERAGE
ASSETS                                         BALANCE    INTEREST    RATE       BALANCE   INTEREST      RATE
                                               -------    --------    ----       -------   --------      ----

EARNING ASSETS:

U.S. Treasury and U.S. Government
  Agency Securities                         $ 225,106     $ 6,668      5.92%  $ 120,340    $ 3,762       6.25%

State and Political Subdivision Securities      4,533         196      8.65%      4,613        197       8.54%

Other Investments                               6,593         227      6.89%      5,304        197       7.43%

Mortgage-Backed Securities                        649          36     11.09%        725         19       5.24%

Federal Funds Sold                             12,775         353      5.53%     24,033        641       5.33%

Total Loans and Fees                          801,345      38,372      9.58%    703,422     34,631       9.85%
                                              -------      ------               -------     ------

Total Earning Assets                        1,051,001      45,852      8.73%    858,437     39,447       9.19%
                                            ---------      ------               -------     ------

Less: Allowance for Loan Losses               (6,271)                           (4,258)

Non-Earning Assets:

Cash and Due From Banks                        22,737                            19,669

Bank Premises and Equipment, Net               17,810                            13,082

Other Assets                                   12,991                            10,183
                                               ------                            ------

Total Assets                              $ 1,098,268                         $ 897,113
                                          ===========                         =========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts                        $ 135,067     $ 2,333      3.45%  $ 149,830    $ 2,610       3.48%

Money Market Accounts                          40,641         957      4.71%     32,565        697       4.28%

Individual Retirement Accounts                 36,874       1,078      5.85%     34,467      1,075       6.24%

Certificates of Deposit and Other
  Time Deposits                               520,783      15,444      5.93%    432,197     13,032       6.03%

Repurchase Agreements and Other
  Borrowings                                  216,833       5,793      5.34%    120,669      3,110       5.15%
                                              -------       -----               -------      -----

Total Interest Bearing Liabilities            950,198      25,605      5.39%    769,728     20,524       5.33%
                                              -------      ------               -------     ------

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits                  69,956                            58,549

Other Liabilities                              17,836                             9,326

Stockholders' Equity                           60,278                            59,510
                                               ------                            ------

Total Liabilities and Stockholders'
  Equity                                  $ 1,098,268                         $ 897,113
                                          ===========                         =========

Net Interest Income                                      $ 20,247                         $ 18,923
                                                         ========                         ========

Net Interest Spread                                                    3.34%                             3.86%
                                                                       =====                             =====

Net Interest Margin                                                    3.85%                             4.41%
                                                                       =====                             =====

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

TABLE 4 - VOLUME/RATE VARIANCE ANALYSIS (IN THOUSANDS)

                                       THREE MONTHS ENDED JUNE 30, 1997               SIX MONTHS ENDED JUNE 30, 1997
                                                  COMPARED TO                                   COMPARED TO
                                       THREE MONTHS ENDED JUNE 30, 1996               SIX MONTHS ENDED JUNE 30, 1996
                                       --------------------------------               ------------------------------
                                              INCREASE/(DECREASE)                           INCREASE/(DECREASE)
                                                    DUE TO                                        DUE TO

                                     TOTAL NET                                    TOTAL NET
                                      CHANGE        VOLUME          RATE           CHANGE        VOLUME       RATE
Interest Income (1):

U.S. Treasury and
Government Agency Securities         $ 1,468         $ 1,508        $ (40)      $  2,906        $  3,275     $ (369)

State and Political
Subdivision Securities                    (2)             (1)          (1)            (1)             (3)         2

Other Investments                         14              27          (13)            30              48        (18)

Mortgage-Backed Securities                (1)             (1)           0             17              (2)        19

Federal Funds Sold                      (107)           (113)           6           (288)           (300)        12

Total Loans and Fees (2)               2,031           2,490         (459)         3,741           4,821     (1,080)
                                       -----           ------        -----        ------           -----     -------

     Net Change in Interest Income     3,403           3,910         (507)         6,405           7,839     (1,434)
                                       -----           ------        -----        ------           -----     -------

Interest Expense:

Interest Bearing
Transaction Accounts                    (148)           (157)           9           (277)           (257)       (20)

Money Market Accounts                    126              81           45            260             173         87

Individual Retirement Accounts            10              42          (32)             3              75        (72)

Certificates of Deposit and
Other Time Deposits                    1,580           1,566           14          2,412           2,671       (259)

Repurchase Agreements and
Other Borrowings                       1,214           1,006          208          2,683           2,478        205
                                       -----           -----          ---          -----           -----        ---

     Net Change in Interest Expense    2,782           2,538          244          5,081           5,140        (59)
                                       -----           -----          ---        -------         -------   ---------

Increase in Net Interest Income        $ 621         $ 1,372       $ (751)       $ 1,324         $ 2,699   $ (1,375)
                                       =====         =======       =======       =======         =======   =========

(1)  Interest  income for loans on  non-accrual  status  have been  included  in
     Interest Income.
(2)  The amount of fees in interest on loans was $448,000 and $47,000 for the years ended June 30, 1997 and 1996, respectively.


NON-INTEREST INCOME. Non-interest income was $5.2 million during second quarter 1997, up from $1.8 million during second quarter of 1996. Non-interest income increased 70% from $4.3 million for the six months ended June 30, 1996 to $7.3 million for the comparable period in 1997. The primary change in other non-interest income resulted from the $3.4 million pre-tax gain realized on the sale of the Bank card portfolios and merchant processing.

Service charges on deposit accounts increased for both the three month and six month periods ended June 30, 1997. The increase was due to a restructuring of service charges on deposit accounts and improved collection activities. Bank card fees decreased for both the three month and six month periods ended June 30, 1997. This decrease resulted from the sale of the Bank's merchant processing business. Other non-interest income declined for the six months ended June 30, 1997 as a result of one time gains realized during 1996. These one time events in 1996 included the sale of the Bagdad banking center located in Shelby County, Kentucky and the successful disposition of other real estate owned.

Income from mortgage banking, a component of non-interest income, includes proceeds from the sale of loans in the secondary market and servicing income. Gain on sale of loans decreased for both the three and six month period ended June 30, 1997. Republic's net gain on sale of loans decreased due to reduced volume of fixed rate originations. The decline in secondary market loan originations has resulted in increased variable rate originations which are held by Republic. Loan servicing income declined slightly for the three and six months ended 1997 due to a decline in the servicing portfolio as a result of normal payoff activity and the sale of loans to the secondary market with servicing released.

NON-INTEREST EXPENSE. Total non-interest expense was $8.3 million in second quarter 1997, compared to $7.0 million for second quarter 1996. Non-interest expense increased 18% from $13.8 million for the six months ended June 30, 1996, compared to $16.3 million for the comparable period in 1997. The increase during both periods was primarily attributable to costs associated with Republic's expansion into five new banking centers. Republic's non-interest expense ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 69% in the second quarter 1997 compared to 62% for the comparable period in 1996. Management anticipates that non-interest expense will moderate in the near term due to the sale of certain Western Kentucky banking centers.

Salary and employee benefit expense increased 37% for the second quarter 1997 over second quarter, 1996, and 22% for the six months ended June 30, 1997 due to staff additions and 1997 bonus accruals. Republic's staffing level rose to 443 full-time equivalent employees (FTE's) at June 30, 1997, compared to 401 FTE's at June 30, 1996. The increase in staffing was prompted by the Bank's expansion activities during 1996 as well as additional staffing in operational areas needed to support strong loan demand.

Occupancy and equipment expense increased from $1.6 million in second quarter 1996 to $2.0 million for the comparable period in 1997. The increase was primarily due to depreciation expenses associated with the opening of five additional banking centers during 1996. The increase was also due to technology enhancements for deposit, lending and customer support systems.

Insurance expense decreased for both the three month and six month periods ended June 30, 1997. The primary decrease in FDIC insurance expense is due to overall reduced insurance premiums for SAIF insured institutions since the third quarter 1996. FDIC insurance premiums were further reduced by a rebate on prior insurance premiums paid in 1996. Management anticipates that this rebate will continue to have a positive impact on insurance expense in the third quarter.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due and are deemed uncollectible. At June 30, 1997, Republic had $416,000 in consumer loans 90 days or more past due compared to $357,000 at December 31, 1996.

Table 5 provides information related to non-performing assets and loans 90 days or more past-due. Total non-performing assets decreased slightly from December 31, 1996 to June 30, 1997.

TABLE 5 - NON-PERFORMING LOANS

                                                                              JUNE 30,             DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                        1997 (1)               1996 (1)
Loans on non-accrual status (2)                                              $ 2,823               $ 3,055
Loans past due 90 days or more                                                 3,153                 3,714
                                                                               -----                 -----

Total non-performing loans                                                     5,976                 6,769

Other real estate owned                                                          523                   104
                                                                            --------              --------
Total non-performing assets                                                  $ 6,499               $ 6,873
                                                                            ========               =======

Percentage of non-performing loans to total loans                               .74%                  .88%
                                                                                ====                  ====
Percentage of non-performing assets to total loans                              .80%                  .89%
                                                                                ====                  ====

(1) The table is exclusive of impaired loans which  remained on accrual  status.
(2) Interest income that would have been earned and received on non-accrual loans was not material.


Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount will not be collected. Impaired loans remained constant from December 31, 1996 to June 30, 1997 at $1.6 million.

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

Republic has access to sources of additional liquidity if needed. Republic also has access to a portion of the $103 million of investment securities which have been designated as "Available for Sale".

CAPITAL

The Bank intends to maintain a capital position that meets the regulatory definition, as defined by the FDIC, of a "well capitalized" institution. Table 6 below indicates the capital ratios at June 30, 1997 as measured under applicable regulations.

TABLE 6 - CAPITAL RATIOS

                                                                                                           MINIMUM
                                                                                                         REQUIREMENT
                                                                                      MINIMUM            TO BE WELL
                                                                                    REQUIREMENT          CAPITALIZED
                                                                                    FOR CAPITAL         UNDER PROMPT
                                                                                     ADEQUACY            CORRECTIVE
                                                                ACTUAL               PURPOSES         ACTION PROVISIONS
                                                            AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                                                             (DOLLARS IN THOUSANDS)
As of June 30, 1997
     Total Risk Based Capital (to Risk Weighted Assets)
         Consolidated                                   $ 76,512     11.26%     $ 54,349      8%     $ 67,937      10%
         Bank only                                      $ 75,955     11.30%     $ 53,780      8%     $ 67,225      10%

     Tier I Capital (to Risk Weighted Assets)
         Consolidated                                   $ 70,231     10.34%     $ 27,175      4%     $ 40,762      6%
         Bank only                                      $ 69,674     10.36%     $268,890      4%     $ 40,335      6%

     Tier I Leverage Capital (to Average Assets)
         Consolidated                                   $ 70,231      6.38%     $ 44,015      4%     $ 55,019      5%
         Bank only                                      $ 69,674      6.33%     $ 44,015      4%     $ 55,019      5%

Kentucky banking regulations limit the amount of dividends that may be paid to Republic by the Bank without prior approval of the Bank's regulatory agency. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the Bank's current year's net income, as defined in the regulations, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At June 30, 1997, the Bank had $8.9 million of retained earnings available for payment of dividends.

NEW ACCOUNTING PRONOUNCEMENTS

See discussion in Note 1 to financial statements.

PART II - OTHER INFORMATION

Item 5.    Other Information

As discussed under the heading "Sale of Banking Centers" in Item 2, Part 1 of this Report, Republic is actively pursuing the sale of certain fixed assets and deposits of its Western Kentucky banking centers, with the exception of Owensboro. In general, Republic will be retaining its loan portfolio, and thus its presence in the Western Kentucky market. On July 30, 1997, Republic completed the sale of certain fixed assets and this transfer of deposits of its Murray, Kentucky, banking center. Information concerning the banking center transaction, which considered alone is not deemed by management to be material, is presented at page 13 of this Report, and is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

     A. The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 24.

     B. No reports on Form 8-K have been filed during the quarter for which the report is filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Republic Bancorp, Inc.
                                  (Registrant)


                                         Principal Executive Officer:

Date: 08/14/97                            /s/ Bernard M. Trager
                                          ----------------------------
                                          Bernard M. Trager
                                          Chairman and Chief Executive Officer


                                          Principal Financial Officer:

Date: 08/14/97                            /s/ E. William Petter
                                          -----------------------------
                                          E. William Petter, Jr.
                                          Executive Vice President,
                                          Chief Financial Officer

EXHIBIT INDEX

EXHIBIT           DESCRIPTION                                               PAGE

11                Statement Regarding Computation of Per Share Earnings      25

27                Financial Data Schedule                                    26

EXHIBIT 11.
STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS (UNAUDITED)

                                                                    Three Months Ended           Six Months Ended
                                                                         JUNE 30,                    JUNE 30,
                                                                     1997        1996           1997       1996
Primary earnings per common share:
     Weighted average common shares outstanding                     7,222          7,222        7,222      7,222
     Common stock equivalents due to dilutive effect of
       stock options                                                  171             74          171         69
                                                                      ---             --          ---         --
     Average shares and equivalents outstanding                     7,393          7,296        7,393      7,291

Net income                                                        $ 3,656          $ 326      $ 5,536    $ 2,249
Less preferred stock dividends                                        106            106          213        213
                                                                      ---            ---          ---        ---
Income available for common stock                                   3,550            220        5,323      2,036

Primary net income per share                                        $ .48          $ .03       $  .72     $  .27
                                                                    =====          =====       ======     ======

Fully-diluted earnings per common share:
     Weighted average common shares outstanding                     7,222          7,222        7,222      7,222
     Common stock equivalents due to dilutive effect of
       stock options                                                  171             74          171         69
     Common stock equivalents due to dilutive effect of
        convertible preferred stock                                   300            300          300        300
     Common stock equivalents due to dilutive effect of
       guaranteed preferred beneficial interests in
       Company's subordinated debentures                              323                         323      _____           Average
                                                                   ------       --------       ------
shares and equivalents outstanding                                  8,016          7,596        8,016      7,591

Net income                                                        $ 3,656          $ 326      $ 5,536    $ 2,249
Add interest expense on guaranteed beneficial interests
     in Company's subordinated debentures, net of tax                  89                         142      _____
                                                                 --------       --------      -------
Income available for common stock                                   3,745            326        5,678      2,249

Fully-diluted net income per share                                  $ .47          $ .03       $  .71     $  .27
                                                                    =====          =====       ======     ======
