Form 10-Q
period 1997-09-30
REPUBLIC BANCORP INC /KY/
filed 1997-11-14
CIK 921557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

            X Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

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

                                    X Yes  No

The number of shares outstanding of the issuer's class of common stock as of the latest practicable date: 6,058,781 shares of Class A Common Stock and 1,168,687 shares of Class B Common Stock as of November 13, 1997.

The Exhibit index is on page 24. This filing contains 26 pages (including this facing sheet).

REPUBLIC BANCORP, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

Item 1.  Financial Statements                                          3-10
Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         11-22

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               22
         Signatures                                                     23

PART I

ITEM 1

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)(Dollars In Thousands)

                                                              September 30,      December 31,
                                                                  1997               1996
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                   $    18,923         $    40,021
  Federal funds sold                                             16,900              16,650
                                                             ----------          ----------
     Total cash and cash equivalents                             35,823              56,671

Securities available for sale                                    98,428             107,937
Securities to be held to maturity                               108,590             173,918
Loans, less allowance for loan losses of
  $6,281 (1997) and $6,241 (1996)                               801,369             759,424
Mortgage loans held for sale                                     14,758               7,624
Federal Home Loan Bank stock                                      7,083               5,548
Accrued interest receivable                                       9,367               9,685
Premises and equipment, net                                      16,037              17,509
Other assets                                                      3,960               2,566
                                                             ----------          ----------
TOTAL                                                       $ 1,095,415         $ 1,140,882
                                                             ==========          ==========
LIABILITIES:
  Deposits:
     Non-interest bearing                                   $    64,839         $    66,969
     Interest bearing                                           701,451             716,172
  Securities sold under agreements to
     repurchase and other short-term borrowings                 101,422             181,634
  Other borrowed funds                                          136,831             106,974
  Accrued interest payable                                        7,166               5,643
  Guaranteed preferred beneficial interests
     in Company's subordinated debentures                         6,452
  Other liabilities                                               9,581               4,471
                                                             ----------          ----------
     Total liabilities                                        1,027,742           1,081,863

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred  Stock,  no par  value;  authorized  100,000  shares;  Series A 8.5%
     noncumulative convertible, 50,000 shares
     issued and outstanding (liquidation preference $5,000)       5,000               5,000
  Class A Common stock, no par value
  Class B Common stock, no par value                              3,494               3,491
  Additional paid-in capital                                      6,885               6,817
  Retained earnings                                              52,365              43,930
  Net unrealized depreciation on securities available
    for sale, net of tax                                            (71)               (219)
                                                             ----------           ----------
     Total stockholders' equity                                  67,673               59,019
                                                             ----------           ----------
TOTAL                                                       $ 1,095,415          $ 1,140,882
                                                             ==========           ==========
See notes to consolidated financial statements.


REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

                                                     Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
INTEREST INCOME:                                    1997           1996                 1997           1996
  Loans, including fees                        $   19,351      $  17,749           $   57,723      $  52,650
  Securities available for sale                     1,513                               4,417
  Securities to be held to maturity:
     Taxable                                        1,735          2,389                5,668          6,307
     Non-taxable                                       31             32                   94             96
  FHLB dividends                                      135             90                  362            283
  Other                                               146            438                  499          1,079
                                                 --------       --------             --------       --------
     Total interest income                         22,911         20,698               68,763         60,415

INTEREST EXPENSE:
  Deposits                                          9,866          9,333               29,678         26,747
  Short-term borrowings                             1,095            865                3,435          2,010
  Long-term debt                                    1,751          1,099                5,204          3,064
                                                 --------       --------             --------       --------
     Total interest expense                        12,712         11,297               38,317         31,821

NET INTEREST INCOME                                10,199          9,401               30,446         28,594

PROVISION FOR LOAN LOSSES                           1,136          1,625                3,850          7,259
                                                  -------       --------             --------       --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                         9,063          7,776               26,596         21,335

NON-INTEREST INCOME:
  Service charges on deposit accounts                 839            759                2,440          1,853
  Bank card services                                                 180                  508            811
  Loan servicing income                               181            206                  556            622
  Net gain on sale of deposits                      3,900                               3,900
  Net gain on sale of bank card                                                         3,410
  Net gain on sale of loans                           529            240                1,073            962
  Net gain on sale of securities                       74                                  90
  Other                                               269            148                1,068          1,295
                                                  -------        -------              -------        -------
     Total non-interest income                      5,792          1,533               13,045          5,543
                                                  -------        -------              -------        -------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                    3,890          3,384               11,681          9,782
  Occupancy and equipment                           1,888          1,688                5,856          4,719
  Communication and transportation                    453            415                1,358          1,145
  Marketing and development                           267            374                  979          1,129
  FDIC deposit insurance                                           2,533                   53          3,029
  Supplies                                            250            246                  757            700
  Other                                             1,154          1,033                3,504          3,007
                                                  -------        -------              -------        -------
     Total non-interest expense                     7,902          9,673               24,188         23,511
                                                  -------        -------              -------        -------
INCOME BEFORE INCOME TAXES                          6,953           (364)              15,453          3,367

INCOME TAXES                                       (2,561)             9               (5,525)        (1,473)
                                                  -------        -------              -------        -------
NET INCOME                                       $  4,392       $   (355)            $  9,928      $   1,894
                                                  =======        =======              =======        =======
NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                        $   .58        $   (.06)            $   1.30      $     .22
                                                  ======         =======              =======        =======
See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (in thousands, except for per share data)

                                                                                                       Net Unrealized
                                                                                                       Depreciation
                                                         Common Stock          Additional              on Available        Total
                               Preferred Stock     Class A   Class B            Paid-In     Retained      or Sale      Stockholders'
                               Shares   Amount      Shares   Shares  Amount     Capital     Earnings     Securities        Equity

BALANCE, January 1, 1997        50    $ 5,000       6,052    1,170  $ 3,491    $ 6,817     $ 43,930        ($ 219)       $ 59,019

Sale of common stock upon
  exercise of stock options                             6                 3         68                                         71

Dividend Declared
  Preferred ($6.375 per share)                                                                 (320)                         (320)
  Common: Class A ($.165 per share)                                                            (999)                         (999)
          Class B ($.15 per share)                                                             (174)                         (174)

Net changes in unrealized depreciation
  on securities available for sale                                                                            148             148

Net Income                                                                                    9,928                         9,928
                              ----     ------       -----    -----   ------     ------      -------         -----        --------
BALANCE, September 30, 1997     50    $ 5,000       6,058    1,170  $ 3,494    $ 6,885     $ 52,365        ($  71)      $  67,673
                              ====     ======       =====    =====   ======     ======      =======         =====        ========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (in thousands)

                                                                      1997               1996
OPERATING ACTIVITIES:
  Net income                                                      $  9,928           $  1,894
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Depreciation and amortization of premises and equipment         3,029              2,382
     Amortization and accretion of securities                          488               (147)
     FHLB stock dividends                                             (362)              (276)
     Provision for loan losses                                       3,850              7,259
     Net gain on sale of securities                                    (90)
     Net gain on sale of loans                                      (1,073)              (962)
     Net gain on sale of Bank card                                  (3,410)
     Net gain on sale of deposits                                   (3,900)
     Proceeds from sale of loans                                    77,675             87,380
     Origination of mortgage loans held for sale                   (83,736)           (84,664)
     Changes in assets and liabilities:
      Accrued interest receivable                                      318               (487)
      Other assets                                                    (623)              (269)
      Accrued interest payable                                       1,523                761
      Other liabilities                                              5,110              2,888
                                                                  --------           --------
        Net cash provided by (used in) operating activities          8,727             15,759
                                                                  --------           --------
INVESTING ACTIVITIES:
  Purchases of securities available for sale                       (14,993)
  Purchases of securities to be held to maturity                   (11,189)          (161,218)
  Purchases of Federal Home Loan Bank Stock                         (1,173)
  Proceeds from maturities of securities to be held to maturity     76,638            117,018
  Proceeds from sales of securities available for sale              24,208
  Proceeds from sale of Bank card                                   26,340
  Net increase in loans                                            (69,573)          (72,875)
  Purchases of premises and equipment                               (2,723)           (5,773)
  Disposal of premises and equipment                                 1,166               145
                                                                  --------           -------
        Net cash provided by (used in) investing activities         28,701          (122,703)
                                                                  --------           -------
FINANCING ACTIVITIES:
  Net increase in deposits                                          32,962             5,237
  Sale of deposits                                                 (45,913)
  Net increase (decrease) in securities sold under agreement to
     repurchase and other short-term borrowings                    (80,212)           53,793
  Payments on other borrowings                                    (195,393)          (31,198)
  Proceeds from other borrowings                                   225,250            40,000
  Proceeds from issuance of guaranteed preferred beneficial
     interests in Company's subordinated debentures                  6,452
  Proceeds from stock options exercised                                 71
  Cash dividends paid                                               (1,493)           (1,402)
                                                                  --------           -------
        Net cash used in financing activities                      (58,276)           66,430
                                                                  --------           -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (20,848)          (40,514)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      56,671            75,313
                                                                  --------           -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  35,823         $  34,799
                                                                  ========           =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:

     Interest                                                    $  36,794         $  31,060
                                                                  ========          ========
     Income taxes                                                $   3,514         $   2,902
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic's annual report on Form 10-K for the year ended December 31, 1996.

New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income. This standard requires that certain items currently reported as direct changes in separate components of stockholders' equity be reported in a separate statement of comprehensive income or be included as a separate, additional component of the statement of income. Such items include foreign currency translation, accounting for futures contracts, accounting for defined benefit pension plans, and accounting for certain investments in debt and equity securities. If a company has no items of comprehensive income in any periods reported a statement of comprehensive income is not required. The periodic change in net appreciation or depreciation on securities available for sale reported in Republic's Balance Sheet is an element of comprehensive income under this standard. This standard is effective for Republic in 1998. Management has not yet determined the manner of presentation to be used to comply with this standard.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard changes the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are parts of a company for which separate information is available which is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in evaluating performance. Required disclosures for operating segments include total segment revenues, total segment profit or loss, and total segment assets. The standard also requires disclosures regarding revenues derived from products and services (or similar groups of products or services), countries in which the company derives revenue or holds assets, and about major customers, regardless of whether this information is used in operating decision making. Certain additional descriptive information to help the financial statement reader understand how the information was developed and how it compares to total amounts reflected in the company's financial statements are also required. Republic is required to adopt the disclosure requirements in its 1998 annual report, and in interim periods in 1999. The 1999 interim period disclosures are required to include comparable 1998 information.

Earnings Per Share - Earnings per common and common equivalent share is based upon the weighted average common and common equivalent shares outstanding during the year. Primary and fully diluted earnings per share are approximately the same. The number of common and common equivalent shares utilized in the per share computations was approximately 7,397,000 and 7,352,000 for the three months ended September 30, 1997 and 1996, respectively, and 7,395,000 and 7,319,000 for the nine months ended September 30, 1997 and 1996, respectively.

Reclassifications - Certain amounts have been reclassified in the 1996 financial statements to conform with the current period classifications. The reclassifications have no effect on net income or stockholders' equity as previously reported.

2.  SECURITIES

Available For Sale Securities:

                                                      September 30, 1997
                                                       (in thousands)

                                                            Gross          Gross
                                            Amortized     Unrealized     Unrealized     Estimated
                                               Cost         Gains          Losses       Fair Value

U.S. Treasury Securities and U.S.
  Government Agencies                      $  98,535                       ($ 107)      $  98,428
                                            ========                       ======        ========


Securities To Be Held To Maturity:


                                                      September 30, 1997
                                                       (in thousands)

                                                            Gross          Gross
                                            Amortized     Unrealized     Unrealized     Estimated
                                              Cost          Gains          Losses      Fair Value

U.S. Treasury Securities and U.S.
  Government Agencies                      $ 106,192       $  340         ($ 400)      $  106,132
Obligations of state and political
  subdivisions                                 1,795          155                           1,950
Mortgage-backed securities                       603                         (39)             564
                                            --------        -----           ----         --------
Total securities to be held to maturity    $ 108,590       $  495         ($ 439)       $ 108,646
                                            ========        =====           ====         ========

Securities having an amortized cost of $167.4 million and a fair value of $167.3 million at September 30, 1997, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

3.  LOANS

                                 September 30, 1997           December 31, 1996
                                                 (in thousands)

Residential real estate              $  483,796                  $  457,204
Commercial real estate                   76,863                      59,086
Real estate construction                 37,578                      32,130
Commercial                               22,453                      25,115
Consumer                                 88,229                      96,138
Home equity                              96,655                      69,572
Bank card                                   279                      24,527
Other                                     4,003                       4,309
                                      ---------                   ---------
     Total loans                        809,856                     768,081

Less:
  Unearned interest income and
     unamortized loan fees                2,206                       2,416
  Allowance for loan losses               6,281                       6,241
                                      ---------                   ---------
Loans, net                           $  801,369                  $  759,424
                                      =========                   =========

The following table sets forth the changes in the allowance for loan losses:

                                        Three months ended Sept. 30,                 Nine months ended Sept. 30,
                                          1997                1996                     1997               1996
                                                                      (in thousands)

Balance, beginning of period          $  6,281            $  6,241                  $ 6,241            $ 3,695
  Provision charged to income            1,136               1,625                    3,850              7,259
  Charge-offs                           (1,279)             (1,995)                  (4,244)            (5,156)
  Recoveries                               143                 370                      434                443
                                        ------              ------                   ------             ------
Balance, end of period                $  6,281            $  6,241                  $ 6,281            $ 6,241
                                        ======              ======                   ======             ======

Information about Republic's investment in impaired loans is as follows:


                                               September 30, 1997          December 31, 1996
                                                               (in thousands)

Gross impaired loans                               $  1,638                   $  1,638
Less: Related allowance for loan losses                 240                        240
                                                     ------                     ------
Net impaired loans with related allowances            1,398                      1,398
Impaired loans with no related allowances                 0                          0
                                                     ------                     ------
Total                                              $  1,398                   $  1,398
                                                     ======                     ======
Average impaired loans outstanding                 $  1,638                   $  1,638
                                                     ======                     ======

4.  INTEREST BEARING DEPOSITS

                                               September 30, 1997           December 31, 1996
                                                                (in thousands)

Demand (NOW, Super NOW and Money Market)           $  106,183                 $  116,180
Savings                                                13,520                     14,840
Money market certificates of deposit                   49,211                     63,423
Individual retirement accounts                         33,729                     35,845
Certificates of deposit, $100,000 and over             65,154                     60,890
Other certificates of deposit                         385,899                    374,864
Brokered deposits                                      47,755                     50,130
                                                     --------                  ---------
  Total interest bearing deposits                  $  701,451                 $  716,172
                                                     ========                  =========

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


                                  Sept. 30, 1997      December 31, 1996        Sept.30, 1996
                                                   (dollars in thousands)

  Average outstanding balance       $  99,252              $  74,531            $  61,272
  Average interest rate                  4.58%                  4.74%                4.37%
  Maximum outstanding at month end  $ 106,546              $ 182,485            $ 102,515
  End of period                     $ 101,422              $ 181,634             $ 75,522


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

The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures are redeemable prior to the maturity date of April 1, 2027 at the option of Republic on or after April 1, 2002, or upon the occurrence of specific events, defined within the trust indenture. Republic has the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

PART 1

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc., headquartered in Louisville, Kentucky, was incorporated on January 2, 1974. The Bank is a commercial banking and trust corporation organized and chartered under the laws of the Commonwealth of Kentucky. The Bank is also headquartered in Louisville, Kentucky and provides banking services through 17 banking centers throughout Kentucky. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, and investing in securities and trust services. The Bank's lending services include the origination of real estate, commercial and consumer loans. Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. Regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), Federal Reserve Bank and the Kentucky Department of Financial Institutions.

BANKING CENTER SALES

During 1997, Republic elected to focus its resources on its North Central and Central Kentucky markets. Republic believes that these markets will provide greater opportunities for future growth and profitability. Management intends to continue to open new retail banking centers in these markets. As a result of this decision, management aggressively pursued opportunities to sell certain fixed assets and deposits of its Western Kentucky banking centers, with the exception of Owensboro. Republic's Western Kentucky assets contracted for sale include banking centers in the cities of Murray, Benton, Paducah, and Mayfield. These banking centers are comprised of approximately $180 million in deposits. Republic will retain substantially all of the loan portfolio associated with these banking centers in the amount of approximately $155 million. Management has funded the closed transactions with additional deposits at its existing banking centers, liquidation of available for sale investment securities and additional advances from the Federal Home Loan Bank (FHLB).

On April 1, 1997, Republic entered into an agreement to sell its Murray banking center to United Commonwealth Bank, FSB. The transaction included the sale of real estate located in Murray, Kentucky, certain fixed assets, and a transfer of certain deposit liabilities totaling approximately $18 million. The transaction was closed on July 30, 1997 and Republic recognized a pre-tax gain of approximately $1.7 million.

On July 21, 1997, Republic entered into an agreement to sell its Benton banking center to The Peoples First National Bank and Trust Company of Paducah. The transaction included the sale of real estate located in Benton, Kentucky, certain fixed assets, and a transfer of certain deposit liabilities totaling approximately $31 million. The transaction was closed on September 23, 1997 and Republic recognized a pre-tax gain of approximately $2.2 million.

On July 18, 1997, Republic entered into an agreement to sell its Paducah banking centers to The Paducah Bank and Trust Company. The transaction included the sale and lease of real estate located in Paducah, Kentucky, certain fixed assets, and a transfer of certain deposit liabilities totaling approximately $65 million. The transaction was closed on November 7, 1997 and Republic recognized a pre-tax gain of approximately $3.6 million. The sale was funded by maturing investment securities and overnight fed funds. Republic also increased its borrowings from the FHLB by $36 in order to fund the remaining portion of the sale.

Republic has also entered into a contract to sell its Mayfield banking center to First Federal Savings Bank of Leitchfield. The transaction will include the sale of real estate located in Mayfield, Kentucky, certain fixed assets, and a transfer of certain deposit liabilities totaling approximately $65 million. The Mayfield transaction is contingent upon regulatory approval and is expected to close during the first quarter of 1998. Management anticipates that Republic will realize a gain of approximately $2.0 to $4.0 million on this transaction. Such gain will be dependent upon the attributes and the amount of the liabilities assumed by the purchasers at closing.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND
DECEMBER 31, 1996

Republic's total assets decreased slightly in 1997 from $1.14 billion at December 31, 1996 to $1.10 billion at September 30, 1997. The decrease resulted from an anticipated withdrawal of short-term deposits of $87 million from one public entity during the first quarter of 1997. While total assets decreased, Republic continues to experience steady overall loan demand.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased from $57 million at December 31, 1996 to $36 million at September 30, 1997. Cash and due from banks decreased $21 million, while federal funds remained flat at $16.9 million. The overall decrease principally resulted from the expected withdrawal of short-term public deposits and sustained loan demand.

INVESTMENT SECURITIES. The investment portfolio consists primarily of U.S. Treasury and U.S. Government Agencies with a weighted average maturity of 1.6 years. Securities available for sale decreased from $108 million at December 31, 1996 to $98 million at September 30, 1997. The decrease resulted from the sale of securities in the amount of $24.2 million. These securities were sold for a modest gain.

Securities to be held to maturity decreased from $174 million at December 31, 1996 to $109 million at September 30, 1997. Funds provided by maturing securities were primarily used to fund the anticipated public deposit withdrawals during the first quarter of 1997, deposits sold in the Bank's Western Kentucky market, and sustained loan demand.

During the second quarter of 1997, a new managerial position, chief investment officer, was created. Management also made certain modifications to its existing investment policy. The policy changes will permit management to take advantage of market changes and permit investments in additional mortgage-backed securities and collateralized mortgage obligations. The policy changes will also permit management to extend maturities.

LOANS. Net loans increased $42 million to $801 million at September 30, 1997 compared to $759 million at December 31, 1996. The increase in loans was led by home equity lending which increased $27 million since December 31, 1996. Republic experienced 7% growth in its home equity loan portfolio from December 31, 1996 to September 30, 1997. The growth of Republic's home equity loan portfolio was primarily due to product enhancements including elimination of up-front closing costs and a six month introductory interest rate. The rise in residential and commercial real estate loan volume was a result of a continued favorable rate environment and Republic's expanded market presence resulting from the opening of five new banking centers during 1996.

The overall increase in loans was partially offset by the sale of Republic's Bank card loan portfolio and Republic's portion of a credit card joint venture. During the second quarter of 1997, Republic sold its $17 million Bank card portfolio realizing a pre-tax gain of $2.6 million. Republic also sold its 50% participation interest in a credit card joint venture totaling $7 million for a pre-tax gain of $340,000. Under the terms of the sale, Republic will continue to offer credit cards in its name and receive fees based on new originations.

Republic's consumer loans, excluding Bank card loans, decreased slightly from $96 million at December 31, 1996 to $88 million at September 30, 1997. Approximately 51% of loans in the consumer portfolio, excluding Bank card loans, are unsecured. Republic's unsecured consumer portfolio includes the "All Purpose" and "Pre Approved" loan programs. Republic's "All Purpose" loans, with total outstandings of $15 million at September 30, 1997 and $22 million at December 31 1996, are originated through Republic's banking centers. This product has an average loan amount of $7,000 and an average percentage rate of 17.59% with a standard maximum maturity of five years. "Pre Approved" loans decreased from $33 million at December 31, 1996 to $29 million at September 30, 1997. "Pre Approved" loans are delivered through direct mail, targeting customers both in and outside of Republic's traditional markets. The "Pre
Approved" loan product has an average loan amount of $6,200 and an average annual percentage rate of 13.89% with a standard maximum maturity of five years. Management plans to continue to allow the "All Purpose" and "Pre Approved" portfolios to reduce in the near term.

ALLOWANCE AND PROVISION FOR LOAN LOSSES. The allowance for loan losses remained constant at $6.3 million from December 31, 1996 to September 30, 1997. Republic's allowance to total loan ratio was .78% at September 30, 1997 compared to .81% at December 31, 1996. This reduction is a result of the overall growth in the loan portfolio, primarily in residential and home equity lending. During this same period the Bank's higher risk unsecured lending portfolio decreased by $8.0 million.

The provision for loan losses was $1.1 million in the third quarter, 1997, compared to $1.6 million in the third quarter of 1996. Net charge-offs decreased $700,000 from third quarter 1996 to third quarter 1997. Republic's unsecured consumer loan portfolio accounted for 88% of total charge-offs in the third quarter of 1997.

The provision for loan losses was $3.9 million for the nine months ended September 30, 1997, compared to $7.3 million for the nine months ended September 30, 1996. Net charge-offs decreased slightly from year-to-date 1996 to year-to-date 1997. The decrease in the provision during 1997 also resulted from management's decision to increase the overall reserve for loan losses in 1996.

Republic's unsecured consumer loan portfolio accounted for 86% of total charge-offs during year-to-date 1997 and 91% for year-to-date 1996. The charge-offs in the unsecured consumer loan portfolio during 1997 were principally comprised of $1.3 million in the "All Purpose" program and $1.6 million in the "Pre Approved" program (See description of programs under "Loans"). As a result of the level of charge-offs in the unsecured programs, management is not currently expanding these programs. Republic also experienced a reduction in charge-offs in its Bank card portfolio during the current year. Charge-offs were $680,000 year-to-date 1997 compared to $1.1 million for the same period in 1996. Management believes, based on information presently available, that it has adequately provided for loan losses at September 30, 1997.

Table 1 below depicts the allowance activity by loan type for the three and nine months ended September 30, 1997 and 1996.

Table 1 - Summary of Loan Loss Experience


                                    Three Months Ended              Nine Months Ended
                                      September 30,                   September 30,
                                   1997           1996              1997         1996
                                                  (in thousands)

Allowance for loan losses:
  Balance-beginning of period   $ 6,281       $ 6,241             $ 6,241       $ 3,695

Charge-offs:
  Real Estate                       108            14                 272           154
  Commercial                                        1                  43            14
  Consumer                        1,171         1,980               3,929         4,988
                                 ------        ------              ------        ------
   Total                          1,279         1,995               4,244         5,156
                                 ------        ------              ------        ------
Recoveries:
  Real Estate                        14           288                  32           290
  Commercial
  Consumer                          129            82                 402           153
                                 ------        ------              ------        ------
   Total                            143           370                 434           443
                                 ------        ------              ------        ------
Net charge-offs                   1,136         1,625               3,810         4,713

Provision for loan losses         1,136         1,625               3,850         7,259
                                 ------        ------              ------        ------
Allowance for loan losses:
  Balance-end of period         $ 6,281       $ 6,241             $ 6,281       $ 6,241
                                 ------        ------              ------        ------

DEPOSITS. Total deposits decreased to $701 million at September 30, 1997 compared to $716 million at December 31, 1996. The decrease was primarily due to the sale of deposits at Republic's Murray and Benton banking centers. Republic plans to continue its deposit gathering initiatives by utilizing aggressive pricing strategies and offering competitive products in its existing markets.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT TERM BORROWINGS. Short term borrowings decreased from $182 million at December 31, 1996 to $102 million at September 30, 1997. The decline in borrowings was primarily due to the removal of short-term public deposits by a local government organization. Management anticipated the withdrawal of these short-term public deposits during the first quarter of 1997. The transaction was funded with maturing investment securities, proceeds from the sale of available for sale securities, and cash on hand.

OTHER BORROWED FUNDS. Other borrowed funds, which consists primarily of FHLB advances, increased from $107 million at December 31, 1996 to $137 million at September 30, 1997 and to $162 million at November 10, 1997. The increase was primarily due to additional variable rate advances from the FHLB to fund the sale of deposits in Western Kentucky. Management anticipates that Republic may enter into additional borrowing arrangements with the FHLB to fund the remaining Western Kentucky banking center sale.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S SUBORDINATED DEBENTURES. During February of 1997, Republic issued $6 million of Trust Preferred securities through a newly formed subsidiary, Republic Capital Trust. (See Note 6 to financial statements).

RESULTS OF OPERATIONS

Overview. For the three months ended September 30, 1997, Republic reported net income of $4.4 million, or $.58 per share, for the third quarter of 1997 compared to $(355,000), or $(.06) per share, for the third quarter of 1996. For the nine months ended September 30, 1997, net income was $9.9 million compared to $1.9 million for the same period in 1996. Earnings for the year to date 1997 produced an annualized return on average assets (ROA) of 1.10% and a return on average stockholders' equity (ROE) of 19.19%, compared to returns of (.14)% and (2.37)%, respectively, for the comparable period in 1996. Excluding the one-time gains during 1997 for the sale of deposits and sale of bank card loans, Republic's ROA and ROE would have been .63% and 10.94%, respectively. The substantial increase in earnings during 1997 is primarily due to the sale of both the Murray and Benton deposits, sale of Bank Card division, and an increase in core earnings. The sales produced pre-tax gains of approximately $3.9 million and $3.4 million, respectively.

Net Interest Income. For the third quarter 1997, net interest income was $10.1 million, up 7% over the $9.4 million attained during third quarter 1996. This increase was primarily attributable to Republic's continued loan growth, particularly home equity and residential real estate loans. Overall, the net interest rate spread decreased from 3.56% during third quarter of 1996 to 3.35% in the comparable quarter of 1997. The Bank's net interest margin decreased from 4.08% in third quarter 1996 to 3.87% in third quarter 1997. The decrease in the net interest spread and margin occurred because the yield on interest earning assets decreased 38 basis points while the rate paid on liabilities only decreased 8 basis points. During the third quarter 1997, average interest-earning assets were $1.1 billion, an increase of $132 million over third quarter 1996. The yield on average interest-earning assets decreased from 8.98% during third quarter of 1996 to 8.69% during third quarter of 1997. Total average interest bearing liabilities increased from $833 million in the third quarter of 1996 to $952 million in the third quarter of 1997. The decline in spread and margin occurred as the reduction in Republic's higher yielding unsecured consumer portfolio was replaced with lower yielding secured home equity and real estate loans. Total average interest bearing liabilities increased from $833 million in third quarter of 1996 to $952 million in the third quarter of 1997. The cost of average interest-bearing liabilities decreased from 5.42% during third quarter of 1996 to 5.34% in the third quarter of 1997.

Net interest income for the nine months ended September 30, 1997 was $30.4 million, up $1.8 million from $28.6 million during the nine months ended September 30, 1996. When comparing the respective nine month periods, average earning assets grew by $172 million in 1997 and average interest bearing liabilities increased $162 million. The rise in net interest income in 1997 is primarily due to the increase of the Bank's loan portfolio.

Tables 2 and 3 on pages 16 and 17 provide detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the three and nine months ended September 30, 1997 and 1996.

Table 2 - Average Balance Sheet Rates for Third Quarter, 1997 and 1996 (dollars in thousands)


                                           Three Months Ended Sept. 30, 1997               Three MonthsEnded Sept. 30, 1996
                                      Average                            Average         Average                           Average
ASSETS                                Balance           Interest          Rate           Balance         Interest           Rate

Earning Assets:

U.S. Treasury and U.S. Government
  Agency Securities                 $ 213,569          $  3,177           5.95%        $ 150,513       $  2,316           6.15%

State and Political Subdivision
  Securities                            4,424                95           8.59%            4,513             97           8.60%

Other Investments                       7,053               135           7.66%            5,444             90           6.69%

Mortgage-Backed Securities                617                 7           4.54%              696              8           4.60%

Federal Funds Sold                     10,405               146           5.61%           32,809            438           5.34%

Total Loans and Fees                  817,992            19,351           9.46%          728,228         17,749           9.75%
                                    ---------            ------                          -------         ------
Total Earning Assets                1,054,060            22,911           8.69%          922,203         20,698           8.98%

Less: Allowance for Loan Losses        (6,281)                                            (6,241)

Non-Earning Assets:

Cash and Due From Banks                19,198                                             21,525

Bank Premises and Equipment, Net       17,127                                             14,562

Other Assets                           15,304                                             11,211
                                    ---------                                            -------
Total Assets                      $ 1,099,408                                          $ 963,260
                                    =========                                            =======
LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts              $   121,577          $  1,030           3.39%        $ 147,144       $  1,390           3.78%

Money Market Accounts                  49,231               632           5.13%           36,556            439           4.80%

Individual Retirement Accounts         37,206               548           5.89%           35,351            543           6.14%

Certificates of Deposit and Other
  Time Deposits                       529,369             7,656           5.79%          464,602          6,961           5.99%

Repurchase Agreements and Other
  Borrowings                          214,698             2,846           5.30%          149,621          1,964           5.25%
                                    ---------            ------                          -------         ------
Total Interest Bearing Liabilities    952,081            12,712           5.34%          833,274         11,297           5.42%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits          67,539                                             59,891

Other Liabilities                      13,362                                             10,426

Stockholders' Equity                   66,426                                             59,669
                                    ---------                                            -------
Total Liabilities and Stockholders'
  Equity                          $ 1,099,408                                          $ 963,260
                                    =========                                            =======
Net Interest Income                                    $ 10,199                                        $ 9,401
                                                        =======                                         ======
Net Interest Spread                                                       3.35%                                           3.56%
                                                                          ====                                            ====
Net Interest Margin                                                       3.87%                                           4.08%
                                                                          ====                                            ====
For the purposes of these  calculations,  non-accruing loans are included in the quarterly average loan amounts outstanding.

Table 3 - Average Balance Sheet Rates for Nine Months, 1997 and 1996 (dollars in thousands)

                                           Nine Months Ended Sept. 30, 1997                Nine Months Ended Sept. 30, 1996
                                      Average                            Average         Average                        Average
ASSETS                                Balance           Interest          Rate           Balance         Interest        Rate

Earning Assets:

U.S. Treasury and U.S. Government
  Agency Securities               $   221,220          $  9,867           5.95%        $ 130,472       $  6,082           6.22%

State and Political Subdivision
 Securities                             4,496               288           8.54%            4,580            293           8.53%

Other Investments                       6,869               362           7.03%            5,351            283           7.05%

Mortgage-Backed Securities                638                24           5.02%              715             28           5.22%

Federal Funds Sold                     11,976               499           5.56%           26,980          1,079           5.33%

Total Loans and Fees                  806,953            57,723           9.54%          711,753         52,650           9.86%
                                    ---------            ------                          -------         ------
Total Earning Assets                1,052,152            68,763           8.71%          879,851         60,415           9.16%

Less: Allowance for Loan Losses        (6,274)                                            (4,924)

Non-Earning Assets:

Cash and Due From Banks                21,423                                             20,292

Bank Premises and Equipment, Net       17,579                                             13,637

Other Assets                           13,453                                             10,470
                                    ---------                                            -------
Total Assets                      $ 1,098,333                                          $ 919,326
                                    =========                                            =======
LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts              $   130,520          $  3,364           3.44%        $ 148,927       $  3,941           3.53%

Money Market Accounts                  43,536             1,589           4.87%           33,905          1,136           4.47%

Individual Retirement Accounts         36,986             1,626           5.86%           34,764          1,618           6.21%

Certificates of Deposit and Other
  Time Deposits                       523,677            23,099           5.88%          443,078         20,052           6.03%

Repurchase Agreements and Other
  Borrowings                          219,815             8,639           5.24%          131,446          5,074           5.15%
                                     --------           -------                          -------         ------
Total Interest Bearing Liabilities    954,534            38,317           5.35%          792,120         31,821           5.36%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits          68,935                                             59,082

Other Liabilities                      11,767                                              8,513

Stockholders' Equity                   63,097                                             59,611

Total Liabilities and Stockholders' ---------                                           --------
  Equity                          $ 1,098,333                                          $ 919,326
                                    =========                                           ========
Net Interest Income                                    $ 30,446                                        $ 28,594
                                                        =======                                         =======
Net Interest Spread                                                       3.36%                                           3.80%
                                                                          ====                                            ====
Net Interest Margin                                                       3.86%                                           4.33%
                                                                          ====                                            ====

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

Table 4 - Volume/Rate Variance Analysis (in thousands)

                                           Three Months Ended Sept. 30, 1997                 Nine Months Ended Sept. 30, 1997
                                                      Compared to                                        Compared to
                                           Three Months Ended Sept. 30, 1996                 Nine Months Ended Sept. 30, 1996
                                                   Increase/(Decrease)                              Increase/(Decrease)
                                                         due to                                          due to

                                           Total Net                                         Total Net
                                             Change       Volume       Rate                    Change       Volume       Rate
Interest Income (1):

U.S. Treasury and
Government Agency Securities               $   861        $  970     ($ 109)                 $  3,785      $  4,227    ($ 442)

State and Political
Subdivision Securities                          (2)           (2)         0                        (5)           (5)        0

Other Investments                               45            27         18                        79            82        (3)

Mortgage-Backed Securities                      (1)           (1)         0                        (4)           (3)       (1)

Federal Funds Sold                            (292)         (299)         7                      (580)         (600)       20

Total Loans and Fees (2)                     1,602         2,188       (586)                    5,073         7,042    (1,969)
                                             -----         -----       -----                    -----         -----     -----
  Net Change in Interest Income              2,213         2,883       (670)                    8,348        10,743    (2,395)

Interest Expense:

Interest Bearing
Transaction Accounts                          (360)         (242)      (118)                     (577)         (487)      (90)

Money Market Accounts                          193           152         41                       453           323       130

Individual Retirement Accounts                   5            28        (23)                        8           103       (95)

Certificates of Deposit and
Other Time Deposits                            695           970       (275)                    3,047         3,648      (601)

Repurchase Agreements and
Other Borrowings                               882           854         28                     3,565         3,411      154
                                             -----         -----        ---                     -----         -----      ---
  Net Change in Interest Expense             1,415         1,762       (347)                    6,496         6,998     (502)
                                             -----         -----        ---                     -----         -----    -----
Increase in Net Interest Income            $   798        $1,121     ($ 323)                  $ 1,852       $ 3,745  ($1,893)
                                             =====         =====        ===                     =====         =====    =====

(1) Interest income for loans on non-accrual status have been included in Interest Income.
(2) The amount of fees in interest on loans was approximately $640,000 and $419,000 for the years ended September 30, 1997 and 1996, respectively.

NON-INTEREST INCOME. Non-interest income was $5.8 million during third quarter 1997, up from $1.5 million during third quarter of 1996. The significant increase in revenue during the third quarter 1997 was primarily due to the sale of Murray and Benton banking center deposits in Western Kentucky which totaled $4.0 million. Also during the third quarter of 1997, Republic realized $74,000 in gains from sales of securities. The security sales are the result of the Bank's implementation of its recently revised investment policy. Future gains on sales of securities, if any, are dependent upon market conditions and other factors.

Non-interest income increased from $5.5 million for the nine months ended September 30, 1996 compared to $13.0 million for the comparable period in 1997. The increase was primarily due to the one-time gains from the sale of the Bank's credit card portfolio and the sale of certain Western Kentucky banking center deposits. Service charges on deposit accounts also rose 32% in year to date 1997 over the comparable period in 1996. Republic has increased its number of transaction accounts and improved collection activities, resulting in increased fee income.

Income from mortgage banking, a component of non-interest income, includes proceeds from the sale of loans in the secondary market and servicing income. Gain on sale of loans increased $289,000 in third quarter 1997 from third quarter 1996. Republic's net gain on sale of loans increased due to increased sales volume arising from favorable interest rates and additions to loan originations staff. Loan servicing income declined slightly for the nine months ended 1997 and 1996. The decrease was attributable to a decline in the servicing portfolio due to normal payoff activity and the sale of loans on the secondary market with servicing released.

NON-INTEREST EXPENSe. Total non-interest expense was $7.9 million in third quarter 1997, compared to $9.7 million for third quarter 1996. Non-interest expense increased from $23.5 million for the nine months ended September 30, 1996, to $24.2 million for the comparable period in 1997. The increase for the nine months ended September 30, 1997 was primarily attributable to costs associated with Republic's start up units in the fourth quarter of 1996 and first quarter 1997. Excluding the one-time SAIF Assessment in 1996 and the one-time gains in 1997, Republic's non-interest expense ratio (non-interest expense divided by the sum of net interest income and non-interest expense) was constant at 65% in the third quarter 1997 and 1996.

Salary and employee benefit expense increased 17% for the third quarter 1997 over third quarter, 1996, and 20% for the nine months ended September 30, 1997 due to staff additions and annual merit increases. Republic's staffing level rose to 427 full-time equivalent employees (FTE's) at September 30, 1997, compared to 414 FTE's at September 30, 1996. The increase in staffing was prompted by the Bank's expansion activities during 1996 as well as additional staffing in operational areas needed to support increased lending activities.

Occupancy and equipment expense increased from $1.7 million in third quarter 1996 to $1.9 million for the comparable period in 1997. The increase was primarily due to depreciation expenses associated with the opening of five additional banking centers during 1996. The increase was also due to technology enhancements for deposit, lending and customer support systems.

During the third quarter of 1996 Republic paid a one-time assessment on the Bank's SAIF deposits in the amount of $2.3 million. The legislation which mandated the one-time SAIF assessment provided for a reduction in the FDIC's insurance rate premiums on SAIF insured deposits.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due and are deemed uncollectible. At September 30, 1997, Republic had $617,000 in consumer loans 90 days or more past due compared to $357,000 at December 31, 1996.

Table 5 provides information related to non-performing assets and loans 90 days or more past-due. Total non-performing assets increased slightly from December 31, 1996 to September 30, 1997.

TABLE 5 - NON-PERFORMING LOANS

                                            September 30,      December 31,
(dollars in thousands)                         1997 (1)          1996 (1)

Loans on non-accrual status (2)              $ 2,676           $ 3,055
Loans past due 90 days or more                 4,172             3,714
                                               -----             -----
Total non-performing loans                     6,848             6,769

Other real estate owned                          186               104
                                               -----             -----
Total non-performing assets                  $ 7,034           $ 6,873
                                               =====             =====
Percentage of non-performing loans to
  total loans                                  .85%              .88%
                                               ===               ===
Percentage of non-performing assets
  to total loans                               .87%              .89%
                                               ===               ===

(1)  The table is exclusive of impaired loans which  remained on accrual  status.
(2) Interest income that would have been earned and received on non-accrual loans was not material.

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount will not be collected. Impaired loans remained constant from December 31, 1996 to September 30, 1997 at $1.6 million.

LIQUIDITY

Republic's objectives include providing consistent earnings, and preserving an adequate liquidity position. Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve an acceptable net interest margin. While Republic continues to experience steady loan demand, management continues to monitor interest rate and liquidity risk and implement appropriate funding and balance sheet strategies. If loan growth continues at its present level management intends to obtain additional funds through its traditional retail markets or through borrowing agreements with the Federal Home Loan Bank or other financial institutions.

Republic has access to sources of additional liquidity if needed. Funding can be realized from the investment portfolio, of which $39 million matures or is putable within one year. Republic also has access to $98 million of investment securities which have been designated as "Available for Sale".

CAPITAL

The Bank intends to maintain a capital position that meets the regulatory definition, as defined by the FDIC, of a "well capitalized" institution. Table 6 below indicates the capital ratios at September 30, 1997.

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
                                                                        (dollars in thousands)

As of September 30, 1997
  Total Risk Based Capital (to Risk Weighted Assets)
     Consolidated                                     $ 80,477    11.77%   $ 54,688       8%      $ 68,360      10%
     Bank only                                        $ 79,690    11.66%   $ 54,687       8%      $ 68,358      10%

  Tier I Capital (to Risk Weighted Assets)
     Consolidated                                     $ 74,196    10.85%   $ 27,344       4%      $ 41,016       6%
     Bank only                                        $ 73,409    10.74%   $ 27,343       4%      $ 41,015       6%

  Tier I Leverage Capital (to Average Assets)
     Consolidated                                     $ 74,196     6.75%   $ 43,976       4%      $ 54,970       5%
     Bank only                                        $ 73,409     6.68%   $ 43,975       4%      $ 54,969       5%


Kentucky banking regulations limit the amount of dividends that may be paid to Republic by the Bank without prior approval of the Bank's regulatory agency. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the Bank's current year's net income, as defined in the regulations, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At September 30, 1997, the Bank had $12.6 million of retained earnings available for payment of dividends.

YEAR 2000

Management has assessed the operational and financial implications of the year 2000 and developed a written plan of action. The primary effort required is the installation of the most current software releases for major applications processed by Republic's third party data processor, although software upgrades and modifications will also be required for certain other applications. Most of the expenditures associated with these software upgrades represent costs that would have been incurred in the normal course of business and, accordingly, will be capitalized. However, certain upgrades will take place sooner than otherwise planned. In carrying out its year 2000 plan, Republic will also incur certain operational expenses and may replace software which has not been fully amortized. The operating expenses will be expensed as incurred, and the unamortized cost of software replaced, if any, will be charged off when the software is removed from service. Management cannot yet readily estimate the amount of such costs and charges.

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

                             Republic Bancorp, Inc.
                                  (Registrant)


                                            Principal Executive Officer:
Date:  11/14/97                             /S/ Bernard M. Trager
     ------------                           ------------------------------------
                                            Bernard M. Trager
                                            Chairman and Chief Executive Officer


                                            Principal Financial Officer:

Date:  11/14/97                             /S/ Mark A. Vogt
     ------------                           ------------------------------------
                                            Mark A. Vogt
                                            Chief Financial Officer

EXHIBIT INDEX

Exhibit        Description                                                Page

11             Statement Regarding Computation of Per Share Earnings       25

27             Financial Data Schedule                                     26

Exhibit 11.
Statement Regarding Computation of Per Share Earnings in thousands, except per share amounts (unaudited)

                                                   Three Months Ended            Nine Months Ended
                                                         Sept 30,                    Sept 30,
                                                   1997          1996            1997         1996
Primary earnings per common share:
  Weighted average common shares outstanding      7,225         7,222           7,223        7,222
  Common stock equivalents due to dilutive
    effect of stock options                         172           130             172           97
                                                  -----         -----           -----        -----
  Average shares and equivalents outstanding      7,397         7,352           7,395        7,319

Net income                                      $ 4,392        ($ 355)        $ 9,928      $ 1,894
Less preferred stock dividends                      106           106             319          319
                                                  -----         -----           -----        -----
Income available for common stock                 4,286          (461)          9,609        1,575

Primary net income per share                      $ .58        ($ .06)         $ 1.30        $ .22
                                                  =====         =====          ======        =====
Fully-diluted earnings per common share:
  Weighted average common shares outstanding      7,225         7,222           7,223        7,222
  Common stock equivalents due to dilutive
    effect of stock options                         172           172             172          136
  Common stock equivalents due to dilutive effect
     of convertible preferred stock                 300           300             300          300
  Common stock equivalents due to dilutive effect
    of guaranteed preferred beneficial interests
    in Company's subordinated debentures            323                           278
                                                  -----         -----           -----        -----
Average shares and equivalents outstanding        8,020         7,694           7,973        7,658

Net income                                      $ 4,392        ($ 355)        $ 9,928      $ 1,894

Add interest expense on guaranteed beneficial
  interests in Company's subordinated
  debentures, net of tax                             89                           231
                                                  -----         -----           -----        -----
Income available for common stock                 4,481          (355)         10,159        1,894

Fully-diluted net income per share                $ .56        ($ .06)         $ 1.27        $ .21
                                                  =====         =====           =====         ====
