Form 10-K
period 1997-12-31
REPUBLIC BANCORP INC /KY/
filed 1998-03-31
CIK 921557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange as of 1934 for the fiscal year ended December 31, 1997

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  33-77324

                             REPUBLIC BANCORP, INC.
             (Exact name of registrant as specified in its charter)

      Kentucky                                                   61-0862051
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   601 West Market Street, Louisville, Kentucky                    40202
   --------------------------------------------                    -----
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

                                    Yes X No

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 1998, the estimated  market value of the shares of the
Registrant's   Class  A  Common   Stock  and  Class  B  Common   Stock  held  by
non-affiliates of the Registrant was approximately $21,653,000 and $3,869,000, respectively, (based on a $9.76 and $9.76 book value per share, respectively).

As of March 24, 1998, Registrant had outstanding 6,270,531 shares of Class A Common Stock and 1,209,037 shares of Class B Common Stock.

This report consists of 70 consecutively numbered pages. An index to the exhibits to this report appears on page 64.

                                TABLE OF CONTENTS

                                                                           Page
   Item

                                     PART I

   1. Business.............................................................  3
   2. Properties...........................................................  5
   3. Legal Proceedings....................................................  6
   4. Submission of Matters to a Vote of Security Holders..................  6

                                     PART II

   5. Market for the Registrant's Common Equity and Related
      Stockholder Matters..................................................  6
   6. Selected Consolidated Financial Data.................................  8
   7. Management's Discussion and Analysis of Financial Condition and
      Results of Operations................................................  8
   7a. Quantitative and Qualitative Disclosures about Market Risk.......... 25
   8. Financial Statements and Supplementary Data.......................... 26
   9. Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure................................................. 54

                                    PART III

  10. Directors and Executive Officers of the Registrant................... 55
  11. Executive Compensation............................................... 57
  12. Security Ownership of Certain Beneficial Owners and Management....... 59
  13. Certain Relationships and Related Transactions....................... 60

                                     PART IV

  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..... 62

                                     PART I

ITEM 1.  BUSINESS

General Business Overview

Republic Bancorp, Inc. ("Republic"), headquartered in Louisville, Kentucky, is a unitary bank holding company for its banking subsidiary Republic Bank & Trust Company (the "Bank"). The Bank is a commercial banking and trust corporation organized and chartered under the laws of the Commonwealth of Kentucky. Republic was incorporated in Kentucky on January 2, 1974, and is a registered bank holding company under the Bank Holding Company (BHC) Act of 1956, as amended. Republic's principal business, through its wholly owned subsidiary, provides banking services to individuals and businesses located principally within the Commonwealth of Kentucky. These banking services are offered through the Bank's 17 banking centers located in 7 cities in Central Kentucky. The Bank's activities include the origination of loans and the collection of deposits from commercial enterprises and individual consumers. The primary regulator for Republic is the Board of Governors of the Federal Reserve System. The regulators for the Bank include both the Federal Deposit Insurance Corporation (FDIC) and the Commonwealth of Kentucky Department of Financial Institutions.

Description of Business

Republic  primarily  conducts  business  through its  subsidiary,  the Bank. The
Bank's principal business activities include the acceptance of deposits for checking, savings and time deposit accounts and the origination of secured and unsecured loans. The Bank also engages in certain mortgage banking activities, and on a limited basis, provides trust services. The Bank's lending services include the origination of residential, commercial, business, and consumer loans. The Bank also provides tax refund anticipation services through a joint venture with a local vendor. Republic's operating revenues are derived primarily from interest and fees earned from the loan portfolio, and interest on investment securities. The Bank is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the statement of condition or results of operations. During 1997, Republic sold certain of its deposits, loans, and fixed assets (see Item 7 discussion on "Dispositions of Assets").

Republic operates banking centers in Kentucky's two largest metropolitan areas, Louisville and Lexington. The Bank's principal office and eight of its banking centers are located in Louisville. Republic operates three banking centers in Lexington. The remaining six banking centers are located in the communities of Owensboro, Elizabethtown, Frankfort (2), Shelbyville and Bowling Green.

Competition

The Bank actively competes with several local and regional commercial banks for deposits, loans and other banking related financial services. There is strong competition in the Bank's markets from other financial institutions as well as other "non-bank" companies which engage in similar activities. Some of the Bank's competitors are not subject to the degree of regulatory review and restrictions which apply to the Bank. In addition, the Bank must compete with much larger financial institutions which, while predominantly headquartered in other states, aggressively compete for market share in Kentucky. These competitors attempt to gain market share through their financial products mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, are creating more pressure on smaller financial institutions to consolidate. The Bank also competes with insurance companies, savings banks, consumer finance companies, investment banking firms, brokerage houses, mutual fund managers, investment advisors and credit unions. Retail establishments compete for loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise. It is anticipated that competition from both bank and "non-bank" entities will continue to grow in the near future.

Governmental Policy and Regulation

Republic and the Bank are subject to the policies of various regulatory authorities. In particular, bank holding companies and their subsidiaries are affected by the credit and monetary policies of the Federal Reserve Board and their activities are regulated under the Bank Holding Company Act. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives include changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits. These and other policies have a significant effect on the operating results of financial institutions. It is not possible to predict the nature or timing of future changes in monetary and fiscal policies, or the effect such policies may have on the Bank's future earnings. Republic and the Bank are subject to numerous federal and state laws and regulations affecting their business and also must undergo periodic examination by federal and state financial institution examiners. The earnings of the Bank, and therefore the earnings of Republic, are affected not only by the laws and regulations applicable to the banking business, but also by the policies and interpretations of regulatory authorities.

Business Segments

The Bank engages in traditional commercial banking activities which include commercial, business, and consumer lending, as well as, the offering of deposit products. It is also to a smaller degree engaged in tax refund anticipation lending, trust, insurance, item processing, and other related financial institution lines of business.

The Bank also conducts a mortgage banking operation as part of its core business activities. The primary function of the mortgage banking division is the origination, sale and servicing of single-family mortgage loans. These loans are originated by salaried employees and commissioned originators. The majority of loans are processed in accordance with secondary market underwriting guidelines. Typically, adjustable rate loans and other loans which do not precisely meet secondary market guidelines are held in the Bank's portfolio. Once closed, the secondary market loans are packaged into similar groups and sold principally to FNMA, FHLMC and other institutional investors. Generally, 30 year fixed rate loans in process are covered by forward commitments to these investors which limits the Bank's interest rate risk.

The Bank does not retain the servicing on the majority of its loans sold in the secondary market. Management's decision to retain or release servicing rights is largely dependent upon market conditions. When administering loans with the servicing retained by the Bank, the responsibility of collecting principal and interest payments, escrowing for taxes and insurance, and remitting payments to the secondary market investors remains with the Bank. A fee is received by the Bank for performing these standard servicing functions. It is the general policy of the Bank to sell its secondary market loans without recourse.

Employee Relations

As of December 31, 1997, the Bank had 446 employees of which 376 were full-time and 70 part-time. The Bank currently maintains an employee benefit program providing, among other benefits, a managed health care program, a 401(k) retirement plan and life insurance. The Bank provides a bonus program and an incentive stock option program for selected key employees. These employee benefits, as a whole, are considered by management to be generally competitive with employee benefits provided by other employers in Kentucky. The Bank believes its future success will depend, in part, on its ability to continue to attract and retain highly skilled retail, technical, and managerial personnel in order to maintain its quality delivery of banking services. None of the Bank's employees are subject to a collective bargaining agreement, and neither Republic nor the Bank has ever experienced a work stoppage. The Bank's employee relations are deemed by management to be satisfactory.

ITEM 2.  PROPERTIES

Republic's executive offices and principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. All of Republic's banking centers are located in Kentucky. The location of the 17 banking centers, their respective approximate square footage and their form of occupancy is described in the following table:

                                                Square           Owned (O)/
Banking Centers                                Footage           Leased (L)

Louisville
601 West Market Street, Louisville              43,000               L
2801 Bardstown Road, Louisville                  5,000               L
661 South Hurstbourne Parkway, Louisville       21,000               L
4921 Brownsboro Road, Louisville                 2,000               L
5320 Dixie Highway, Louisville                   5,000               O
4655 Outer Loop, Louisville                      3,000               L
9600 Brownsboro Road, Louisville                 1,300               L
3950 Kresge Way, Louisville                        300               L

Lexington
651 Perimeter Drive, Lexington                   4,000               L
2401 Harrodsburg Road, Lexington                 4,000               O
641 Euclid Avenue, Lexington                     3,500               O

Frankfort
100 Highway 676, Frankfort                       4,000               O
1001 Versailles Road, Frankfort                  4,000               O

Bowling Green, 1700 Scottsville Road             4,000               O

Owensboro, 3500 Frederica Street                 5,000               O

Elizabethtown , 502 West Dixie Avenue            4,000               O

Shelbyville, 1641 Midland Trail                  5,000               O


During 1997, the West Market Street, Bardstown Road, 9600 Brownsboro Road and South Hurstbourne Parkway locations, were leased from an affiliated person. (See details regarding these leases in Item 13, "Certain Relationships and Related Transactions").

Neither the location of any particular office nor the term of any lease is deemed material to the business of Republic or the Bank.

There are no known environmental issues of a negative nature affecting the owned or leased properties of Republic or the Bank.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of Class A Common Stock are entitled to cash dividends equal to 110% of the dividend paid per share on the Class B Common Stock. Class A shares have one vote per share and Class B shares have ten votes per share. Class B stock may be converted, at the option of the holder, to Class A Common Stock on a share-for-share basis. The Class A Common Stock is not convertible into any other class of Republic's capital stock. Neither class of Republic's Common Stock has an established public trading market.

As of March 24, 1998, Republic had approximately 440 holders of the Class A Common Stock and 390 holders of the Class B Common Stock. During 1997 and 1996, Republic declared and paid the following quarterly cash dividends per share on its Common Stock:


                                                                       1997
                                     --------------------------------------------------------------------------
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


                                                                       1996
                                     --------------------------------------------------------------------------
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


Republic's dividend paying policy takes into account a number of factors, based on available information. These factors include the performance of the Bank, its dividend paying ability and regulatory considerations. Republic presently anticipates that comparable cash dividends (adjusted for any stock splits or other similar transactions) will continue to be paid in the near term.

On December 31, 1997, Republic issued an aggregate of 199,250 shares of Class A Common Stock and 39,850 shares of Class B Common Stock. The shares were issued to certain holders of Series A Convertible Preferred Stock of Republic, who exercised their right to convert their preferred stock into shares of Class A Common Stock and Class B Common Stock. The conversion ratio was 5 shares of Class A Common Stock and 1 share of Class B Common Stock for each share of
Series A Convertible Preferred Stock. A total of 39,850 shares of Series A Convertible Preferred Stock were converted into shares of Class A Common Stock and Class B Common Stock.

The exemption from registration relied on by Republic was Section 3(a)(9) of the Securities Act of 1933. The shares of Class A Common Stock and Class B Common
Stock were issued upon conversion of (in exchange for) shares of Series A Convertible Preferred Stock by Republic with its existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting such conversion (and exchange).

During 1997, Republic also issued 1,170 shares of Class A Common Stock. The shares were issued to (a) holders of Class B Common Stock of Republic, who exercised the right to convert shares of Class B Common Stock into shares of Class A Common Stock. The Class B Common Stock is convertible into Class A Common Stock. The conversion ratio is 1 share of Class A Common Stock for each 1 share of Class B Common Stock.

The exemption from registration relied on by Republic was Section 3(a)(9) of the Securities Act of 1933. The shares of Class A Common Stock were issued upon conversion (in exchange for) shares of Class B Common Stock by Republic with its existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting such conversion (and exchange).

During 1997, Republic also issued 13,500 shares of Class A Common Stock and 500 shares of Class B Common Stock to certain key employees and/or directors upon the exercise of stock options which had been granted them under a compensatory stock option plan. The aggregate exercise price paid for the shares issued upon exercise of the options was $153,000.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth Republic's selected historical financial information from 1993 through 1997. This information should be read in conjunction with the Consolidated Financial Statements of Republic and the related Notes. Factors affecting the comparability of certain indicated periods are discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                                                   Year Ended December 31,
                                          ---------------------------------------------------------------------------

(in thousands)                                1997           1996           1995            1994           1993

INCOME STATEMENT DATA:

Interest Income                                 $91,194        $81,986        $71,133         $47,375        $43,377
Interest Expense                                 50,856         43,855         37,720          22,513         21,119
Net Interest Income                              40,338         38,131         33,413          24,862         22,258
Provision for Loan Losses                         7,251          9,149          4,268             537            391
Non-Interest Income                              18,930          7,097          7,520           6,997          8,154
Non-Interest Expense                             32,880         31,409         24,505          22,216         22,199
Income Before Taxes                              19,137          4,670         12,160           9,106          7,822
Net Income                                       12,259          2,727          7,788           6,170          5,864

BALANCE SHEET DATA:

Total Assets                                 $1,054,950     $1,140,882       $891,347        $736,009       $646,697
Total Loans, Net of Unearned
Income      and Allowance for Loan              794,939        759,424        668,193         571,950        516,414
Losses
Allowance for Loan Losses                         8,176          6,241          3,695           1,827          1,627
Total Deposits                                  731,598        783,141        734,443         590,036        516,871
Repurchase Agreements and Other
  Short-Term Borrowings                         111,137        181,634         21,729          12,732         13,228
Other Borrowed Funds                            124,405        106,974         68,063          77,060         67,721
Total Stockholders' Equity                       68,386         59,019         58,502          47,045         40,669


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Republic reported strong earnings of $12.3 million in 1997, an increase from $2.7 million reported in 1996. Republic's return on average assets and return on average equity reflected significant improvement over 1996. Return on equity was up to 18.81% in 1997 . Additionally, Republic's return on assets was up to 1.12% in the same period. Earnings in 1997 were positively impacted by the sale of Republic's banking centers in Western Kentucky as well as the sale of Bankcard (See Discussion on "Disposition of Assets"). Excluding the gains received from these sales, Republic's 1997 net income would have been $5.2 million. During 1997, Republic maintained its quarterly dividend payments to shareholders of $.055 per share to Class A common shareholders and $.05 per share to Class B shareholders.

Assets declined slightly from year end 1996 to $1.1 billion at year end 1997. Loans increased $35 million in 1997 due to management's focus on its core business, residential lending. Republic's deposits decreased $52 million primarily as a result of Western Kentucky deposit sales. The increased earnings and premiums received from the sale of assets increased Republic's capital 15% to $68 million.



                                                                   Year Ended December 31,
                                         ----------------------------------------------------------------------------

                                             1997            1996           1995            1994           1993

Net income ($000's)                            $12,259          $2,727         $7,788          $6,170         $5,864
Net income per Class A common                    $1.64            $.32            N/A             N/A            N/A
Net income per Class B common                    $1.62            $.30            N/A             N/A            N/A
Net income per common                              N/A             N/A          $1.03            $.86           $.84
Return on assets                                 1.12%            .29%          0.95%           0.93%          0.92%
Return on equity                                18.81%           4.57%         14.46%          13.71%         14.10%
Average Equity to Average Assets                 5.97%           6.30%          6.56%           6.65%          5.95%
Dividend Payout Ratio                              13%             68%            16%              --             --
Cash Dividends Per Common Share:
   Class A Common Share                           $.22           $0.22             --              --             --
   Class B Common Share                           $.20           $0.20             --              --             --
   Common Shares                                    --              --           $.17              --             --



REPUBLIC HAS MADE, AND MAY CONTINUE TO MAKE, VARIOUS FORWARD-LOOKING STATEMENTS WITH RESPECT TO CREDIT QUALITY (INCLUDING DELINQUENCY TRENDS AND THE ALLOWANCE FOR LOAN LOSSES), CORPORATE OBJECTIVES AND OTHER FINANCIAL AND BUSINESS MATTERS. WHEN USED IN THIS DISCUSSION THE WORDS "ANTICIPATE," "PROJECT," "EXPECT," "BELIEVE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. REPUBLIC CAUTIONS THAT THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS ASSUMPTIONS, RISKS AND UNCERTAINTIES, ALL OF WHICH MAY CHANGE OVER TIME. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM FORWARD-LOOKING STATEMENTS.

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



Disposition of Assets

During 1997, Republic elected to focus its resources on its North Central and Central Kentucky markets. Consistent with this new focus, Republic sold its banking centers in the Western Kentucky cities of Murray, Benton, Paducah, and Mayfield. The Murray, Benton and Paducah sales were closed in 1997. The Mayfield transaction was closed during 1st quarter, 1998. Republic sold approximately $180 million in deposits and approximately $3.7 million of fixed assets and retained substantially all of the $142 million loan portfolio associated with the Western Kentucky banking centers.

The sale  transactions  completed  in 1997 were funded by Federal Home Loan Bank
(FHLB) advances of approximately $96 million, and liquidation of investment securities and overnight fed funds of approximately $40 million. The sale was also funded in part by the further growth of the Bank's remaining retail deposit base totaling approximately $14 million. Republic realized pre-tax gains of approximately $7.5 million from the transactions closed during 1997 and approximately $4.1 million from the Mayfield sale, completed during 1st quarter, 1998.

Also during 1997, Republic decided to change its strategy toward credit card lending. Republic sold its $17 million credit card portfolio and its merchant processing assets. Further, Republic sold its $6 million, 50% interest in a joint venture credit card arrangement to its joint venture partner. Collectively, these assets sales resulted in a pre-tax gain of $3.7 million. The portfolio sale to the joint venture partner contains a limited recourse provision in the event losses on the portfolio exceed certain defined loss rates. The gain on sale of the portfolio was recorded net of an accrual for the estimated liability under the provision.

As part of the sale of its credit card portfolio, Republic retained the right to become an agent bank for another financial institution. As part of this agreement, Republic will continue to be able to offer credit cards in its name. While Republic will not own the receivables, it will receive an origination fee for all approved applications.

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

Table 1 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for fiscal years 1995 through 1997. Table 2 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.



Table 1 - Average  Balances  Sheets and Rates - for December 31, 1997,  1996 and
1995 (dollars in thousands)
--------------------------------------------------------------------------------

                                          1997                                1996                                  1995
                             -------------------------------  -------------------------------    -----------------------------------
ASSETS                        Average              Average    Average                Average        Average                 Average
                              Balance    Interest    Rate     Balance    Interest      Rate         Balance    Interest      Rate

Earning Assets:
U.S. Treasury and U.S.
Government Agency              $209,599   $12,473     5.95%   $147,376      $9,040       6.13%      $115,897      $7,469       6.44%
Securities

State and Political
Subdivision Securities            4,447       381     8.57%      4,557         390       8.56%         4,689         407       8.68%

Other Investments                 6,952       497     7.15%      5,303         414       7.79%         5,055         342       6.77%

Mortgage-Backed Securities        4,415       263     5.96%        705          36       5.11%           796          40       5.03%

Federal Funds Sold               12,452       691     5.55%     23,847       1,275       5.35%        26,144       1,537       5.88%

Total Loans and Fees            809,700    76,889     9.50%    724,669      70,831       9.77%       632,775      61,338       9.69%
                                -------    ------              -------      ------                   -------      ------

Total Earning Assets          1,047,565    91,194     8.71%    906,457      81,986       9.04%       785,356      71,133       9.06%
                              ---------    ------              -------      ------                   -------      ------

Less: Allowance for Loan
Losses                           (6,278)                        (6,196)                               (2,795)

Non-Earning Assets:

Cash and Due From Banks          20,338                         20,830                                16,597

Bank Premises and
Equipment, Net                   16,793                         14,391                                11,284

Other Assets                     13,198                         10,974                                11,195
                                 ------                         ------                                ------

Total Assets                 $1,091,616                       $946,456                              $821,637
                             ==========                       ========                              ========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest Bearing
Liabilities:

Transaction Accounts           $124,062    $4,250     3.43%   $149,383      $5,163       3.46%      $144,105      $5,122       3.55%

Money Market Accounts            47,036     2,329     4.95%     35,557       1,622       4.56%        18,999         892       4.69%

Individual Retirement            35,641     2,090     5.86%     34,956       2,156       6.17%        31,089       1,949       6.27%
Accounts

Certificates of Deposits
and Other Time Deposits         512,260    30,271     5.91%    450,759      27,143       6.02%       413,428      24,549       5.94%

Repurchase Agreements and
Other Borrowings                226,400    11,916     5.26%    148,026       7,771       5.25%        91,952       5,208       5.66%
                                -------    ------              -------       -----                    ------       -----

Total Interest Bearing
Liabilities                     945,399    50,856     5.38%    818,681      43,855       5.36%       699,573      37,720       5.39%

Non-Interest Bearing
Liabilities:


Non-Interest Bearing             68,184                         57,041                                54,540
Deposits

Other Liabilities                12,875                         11,090                                13,657

Stockholders' Equity             65,158                         59,644                                53,867
                                 ------                         ------                                ------

Total Liabilities and
Stockholders' Equity         $1,091,616                       $946,456                              $821,637
                             ==========                       ========                              ========

Net Interest Income                       $40,338                          $38,131                               $33,413
                                          =======                          =======                               =======

Net Interest Spread                                   3.33%                              3.68%                                 3.67%
                                                      =====                              =====                                 =====

Net Interest Margin                                   3.85%                              4.21%                                 4.25%
                                                      =====                              =====                                 =====

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

Table 2 - Volume/Rate Variance Analysis (in thousands)

                                    Year Ended December 31, 1997                 Year Ended December 31, 1996
                                             compared to                                 compared to
                                    Year Ended December 31, 1996                 Year Ended December 31, 1995
                                         INCREASE/(DECREASE)                         INCREASE/(DECREASE)
                                               due to                                       due to

                                  Total Net                                 Total Net
                                   Change        Volume       Rate           Change         Volume         Rate
                                -------------- ----------- -----------    -------------- ------------- --------------

    Interest Income (1):

U.S. Treasury and Government
Agency Securities                     $3,433      $3,817      ($384)            $1,571        $2,029         ($458)

State and Political
Subdivision Securities                    (9)        (10)         1                (17)          (11)           (6)

Other Investments                         83         127        (44)                71            17            54

Mortgage-Backed Securities               227         189         38                 (4)           (5)            1

Federal Funds Sold                      (584)       (609)        25               (261)         (135)         (126)

Total Loans and Fees (2)               6,058       8,311     (2,253)             9,493         8,908           585
                                       -----       -----     -------             -----         -----           ---

   Net Change in Interest              9,208      11,825     (2,617)            10,853        10,803            50
                                       -----      ------     -------            ------        ------            --
Income

Interest Expense:

Interest Bearing Transaction
Accounts                               (913)        (875)       (38)                41           188          (147)

Money Market Accounts                   707          524        183                730           777           (47)

Individual Retirement Accounts          (66)          42       (108)               207           242           (35)

Certificates of Deposit and
Other Time Deposits                   3,128        3,703       (575)             2,594         2,217           377

Repurchase Agreements and
Other Borrowings                      4,145        4,114         31              2,563         3,176          (613)
                                      -----        -----         --              -----         -----          -----

Net Change in Interest Expense        7,001        7,508       (507)             6,135         6,600          (465)
                                      -----        -----       -----             -----         -----          -----

Increase in Net Interest             $2,207       $4,317    $(2,110)            $4,718        $4,203           $515
                                     ======       ======    ========            ======        ======           ====
Income

(1) Interest for loans on non-accrual status has been excluded from Interest Income.
(2) The amount of fees in interest on loans was $837, $520, and $139 for the years ended December 31, 1997, 1996, and 1995, respectively.

Net interest income increased 5% in 1997, following a 14% increase in 1996. The increase in 1997 is attributable to Republic's loan growth, particularly residential and home equity lending. The increase in 1996 was due to substantial growth in the unsecured consumer loan portfolio which also favorably impacted the Bank's spread.

Average interest-earning assets increased 15.6% in 1997, compared to a 15.4% increase in 1996. The 1997 and 1996 growth resulted from increased loan volume (see "Loan Portfolio" for discussion on increase in loan volume) supported by an increase in investment securities.

During 1997, average interest-bearing liabilities grew $126.7 million to $945.4 million, an increase of 15% over 1996. Certificates of deposit remained flat due to the loss of deposits associated with the sale of the Western Kentucky banking centers. Republic's growth was primarily funded by an increase in other borrowings, (see discussion on ("Other Borrowed Funds"). In 1996, average interest-bearing liabilities grew 17% over 1995. The increase of $119.1 million was primarily in certificates of deposit, other time deposits and overnight repurchase agreements.

Republic's net interest margin was 3.85% in 1997, 4.21% in 1996 and 4.25% in 1995. The reduction in net interest margin and net interest spread in 1997 compared to 1996 is attributable to a decline in the overall yield on interest earning assets of 33 basis points while Republic's cost of funds increased by 2 basis points. The decline in rate on interest earning assets resulted from a change in the overall loan portfolio mix. The reduction in the unsecured loan portfolio was largely replaced by increased growth in Republic's traditional secured residential lending products. These residential lending products have lower yields and reduced credit risk compared to the Bank's unsecured lending products.

Republic's net interest margin has declined from 1995 and 1996. Republic anticipates that this trend may continue in 1998. The net interest margin may be negatively impacted by the current interest rate environment and changes in loan mix due to the higher yielding unsecured consumer lending being replaced by lower yielding home equity loans. Approximately $116 million of Republic's other borrowings from the FHLB are adjustable rate advances and are subject to changes in market interest rates. Increased rates may negatively impact Republic borrowing costs as these wholesale funds comprise a significant portion of interest bearing liabilities.

Non-Interest Income

Table  3  illustrates   Republic's  primary  sources  of  non-interest   income.
Non-interest income increased 167% to $19.0 million in 1997, compared to $7.1 million in 1996 and $7.5 million in 1995.

Table 3 - Analysis of Non-Interest Income

                                                                                              Percent
                                               Year Ended December 31,                  Increase (Decrease)
                                        --------------------------------------      -----------------------------

(dollars in thousands)                     1997         1996         1995             1997/96        1996/95
                                           ----         ----         ----             -------        -------

Service charges on deposit accounts          $3,284       $2,642       $1,974              24.3%          33.8%
Other service charges and fees                  661          445        1,434              48.5%         (69.0%)
Bank card services                              457        1,010        1,263             (54.8%)        (20.0%)
Net gain on sale of deposits                  7,527
Net gain on sale of bank card                 3,660
Net gain on sale of securities                   81
Net gain on sale of loans                     1,852        1,212        1,083              52.8%          11.9%
Loan servicing income                           734          829          895             (11.5%)         (7.4%)
Other                                           674          959          871             (29.7%)         10.1%
                                                ---          ---          ---

Total                                       $18,930       $7,097       $7,520             166.7%          (5.6%)
                                            =======       ======       ======

The large increase in Non-Interest Income is principally due to the one time gains realized from the sale of deposits at the Bank's Western Kentucky banking centers and the gain realized from the sale of the Bankcard portfolio. The Bank also realized a modest net gain on the sale of securities of $81,000 during 1997. Bank card service fees declined during 1997 as a result of the sale. Service charges on deposit accounts increased during 1997 as a result of an increase in the number of transaction accounts. Management also restructured its fee schedule and further reduced its previous level of fee waivers. The 1996 increase in service charges on deposit accounts was primarily attributable to overall growth in the number of the Bank's transaction accounts. Other service charges and fees, having shown a strong decline during 1996 from 1995 levels, experienced an increase of $216,000 in 1997. The decline in 1996 was a result of decreased credit life insurance commissions earned as Republic slowed its unsecured consumer loan originations, a practice which continued into 1997. Other non-interest income decreased moderately to $674,000 in 1997 compared to $959,000 in 1996.

Revenue from mortgage banking activities from 1995 through 1997 has been positively influenced by increases in origination and sales volume and the sale of most loans with servicing released. Proceeds from sales of loans were $124 million, $104 million, and $87 million in 1997, 1996, and 1995, respectively. Secondary market residential loan originations are heavily influenced by interest rates, which were primarily responsible for the increased volume. Net gains from sales of loans closely tracks loan origination volume. Net gains as a percentage of loans sold were 1.49%, 1.16%, and 1.25% in 1997, 1996, and 1995, respectively. Management made a change from selling loans with servicing retained to servicing released in 1995 to offset downward market pressure on loan sale pricing. The sale of a significant number of loans with servicing released, coupled with normal loan paydowns and payoffs, has resulted in a decline in the size of the loan servicing portfolio and a corresponding decline in loan servicing income. As of December 31, 1997, Republic was servicing $263 million in mortgage loans for other investors compared to $297 million in 1996.

Non-Interest Expense

As shown in Table 4, total non-interest expense increased by 4.7% to $32.9 million in 1997, compared to $31.4 million in 1996 and $24.5 million in 1995. The costs associated with Republic's addition of 5 new banking centers in 1996 and continued technology enhancements during 1997 resulted in increased non-interest expense during 1997. While Republic anticipates receiving the benefit from reduced non-interest expense at the Western Kentucky banking centers, this benefit was not fully realized throughout 1997 due to the timing of those transactions. Republic anticipates that non-interest expense will be negatively impacted by the implementation of management's year 2000 readiness program (see "Year 2000" discusion).

Non-interest expense levels are often measured using a non-interest expense ratio (non-interest expense divided by the sum of net interest income and non-interest income). Excluding its one-time gains, Republic's non-interest expense ratio was 68% in 1997 compared to 69% (64% exclusive of one-time SAIF Assessment) in 1996 and 60% in 1995.

Table 4 - Analysis of Non-Interest Expense

                                                                                                 Percent
                                                Year Ended December 31,                    Increase/(Decrease)
                                       ------------------------------------------      ----------------------------

(dollars in thousands)                    1997         1996            1995               1997/96       1996/95

Salaries and employee benefits            $15,444        $13,236         $11,334               16.7%         16.8%
Occupancy and equipment                     8,562          6,623           5,346               29.3%         23.9%
Communication and transportation            1,796          1,548           1,407               16.0%         10.0%
Marketing and development                   1,299          1,620           1,308              (19.8%)        23.9%
FDIC Insurance                                107          3,277           1,245              (96.7%)       163.2%
Supplies                                    1,013            973             883                4.1%         10.2%
Litigation recovery                                                         (738)
Other                                       4,659          4,132           3,720               12.8%         11.1%
                                            -----          -----           -----

Total                                     $32,880        $31,409         $24,505                4.7%         28.2%
                                          =======        =======         =======

Salary and employee benefits expense increased approximately 16.7% and 16.8% in 1997 and 1996, respectively. The increase was primarily due to additional data processing and mortgage origination staffing requirements as well as other additional operational support personnel and annual merit increases. Overall Republic staffing levels at year-end 1997 were 418 full-time equivalent employees (FTE's) compared to 419 FTE's in 1996 and 361 FTE's in 1995. Overall FTE's remained constant at year-end 1997 compared to year-end 1996 as several of the Western Kentucky positions were reallocated to other retail and operational areas of the Bank.

Occupancy and equipment expenses rose 29.3% in 1997 and 23.9% in 1996. The 1996 increases were primarily due to depreciation and equipment maintenance expenses associated with new enhancements to loan and customer support systems. The $1.9 million increase in 1997 also reflects a full year of operating expenses associated with the addition of five new banking centers opened in 1996. Republic anticipates that it will open additional locations in 1998 which will result in increased non-interest expense in 1998 over 1997.

Communication and transportation expenses increased 16.0% in 1997 and 10.0% in 1996. Republic incurred additional costs for telecommunication enhancements which are associated with Republic's platform, call center and computer networks. Republic expects that these costs will continue for 1998.

Marketing and development expense decreased 19.3% in 1997, following a 23.9% increase in 1996. The increases in 1996 primarily resulted from advertising and promotional expenditures incurred for Republic's unsecured consumer loan products and deposit gathering initiatives. Marketing expenses can fluctuate from period to period based upon the timing and scope of various management initiatives.

Insurance expense decreased $3.2 million from 1996 to 1997. This decrease is principally a result of the federally mandated one-time assessment on the Bank's Savings Association Insurance Fund (SAIF) deposits in the amount of $2.3 million during 1996. The 1996 federal legislation which mandated the one-time assessment provided for a future ongoing reduction in the FDIC's insurance rate premiums on SAIF insured deposits. Republic benefited from this one time charge as it resulted in a reduction of the FDIC's overall insurance rate premium charges during 1997. While subject to changes in its regulatory environment, Republic does not anticipate any significant near term changes in the rate charged by the FDIC on insured deposits.

Republic expensed $738,000 in 1993 as a result of an adverse legal verdict. The legal verdict was subsequently overturned in 1995 by a federal appellate court. This previously expensed judgment reversal had a favorable impact on total non-interest expense in 1995. All other operating expenses during 1997, 1996 and 1995 experienced minor increases.

Republic was contractually required to reimburse the FDIC for tax benefits received resulting from tax deductions for losses on loans and other real estate owned (OREO) acquired through the acquisition of two failed institutions. In the third quarter of 1995, Republic was notified by the FDIC that, under its interpretation of the agreements, Republic may be obligated to remit additional payments related to prior years. Republic disputed this interpretation by the FDIC and final settlement of this matter was reached with the FDIC during the second quarter of 1997. The terms of the settlement had no significant impact on the financial position and results of operation of Republic and provided for a release by the FDIC of any further obligations of Republic under the agreements.

FINANCIAL CONDITION

Loan Portfolio

Republic continued to experience overall loan growth throughout its markets in 1997. Total loans increased 5% to $805 million at December 31, 1997, compared to $768 million at December 31, 1996. This growth was accomplished after taking into account Republic's sale of its $23 million credit card portfolio. The increase in loans was led by residential real estate and home equity lending which combined increased $57 million from December 31, 1996. The rise in real estate loan volume was a result of a continuing favorable interest rate environment and sustained customer demand for residential financing throughout the Bank's markets. Republic also experienced a 47% increase in home equity lending as a result of the product's competitive features and continuing consumer demand. The Home Equity product features include elimination of up-front closing costs and an attractive six month fixed introductory interest rate. After the introductory period, the loans subsequently convert to an adjustable rate product.

Republic's commercial real estate loan portfolio increased by 29% to $76 million at December 31, 1997. Republic's increased commercial real estate demand has risen principally from the Bank's existing customer base. As a result of this increased demand, Republic has allocated additional resources to the commercial lending function. In conjunction with its commercial real estate lending, emphasis has also been placed on acquiring the associated deposit relationships from these customers.

Republic's consumer loans decreased during 1997 to $189 million. The consumer loan portfolio consists of both secured (Home equity, Auto,etc...) and unsecured loans. Approximately 20% of loans in the consumer portfolio are unsecured, including loans originated under both the "All Purpose" and "Pre-Approved" loan programs. Republic's "All Purpose Loans", with total outstandings of $13 million at December 31, 1997 and $22 million at December 31, 1996, are originated through Republic's banking centers. This product has an average loan amount of $7,000 and an annual average percentage rate of 16.98% with a standard maximum maturity of five years. "Pre-Approved Loans", with total outstandings of $25 million at December 31, 1997 and $33 million at December 31, 1996, were delivered through direct mail, targeting customers both in and outside of Republic's traditional markets. During 1997, Republic did not make any new direct mail solicitations for this product. The "Pre-Approved Loan" product has an average loan amount of $6,000 and an average annual percentage rate of 13.96% with a standard maximum maturity of five years. Republic is not currently marketing these two loan products and plans to continue to allow its unsecured loan portfolio to reduce in the near term.

Republic does not expect loan growth to continue at its current levels as a result of declining market interest rates and the sale of the Western Kentucky banking centers. Republic's loan portfolio is comprised primarily of adjustable rate single family loans which are subject to refinancing pressures in a declining interest rate environment. Also, Republic anticipates that the $142 million loan portfolio retained from the Western Kentucky deposit sales will be subject to a higher level of prepayments than its overall loan portfolio in general. Republic will continue to provide service to these customers through its centralized loan operations, but these customers may elect to refinance with other local institutions. Republic is not able to predict the rate at which the loan portfolio will pre-pay.

Table 5 - Loans by Type

(in thousands)                                                 As of December 31,
                             ----------------------------------------------------------------------------------------

                                1997                1996               1995               1994                1993
Real Estate:
   Residential                $480,874            $457,204           $371,846           $346,649            $316,824
   Construction                 37,940              32,130             31,230             21,919              24,316
   Commercial                   76,306              59,086             75,648             76,725              45,044
Commercial                      21,552              25,115             21,042             18,542              45,522
Consumer                       188,573             194,546            175,979            114,993              59,740
                               -------             -------            -------            -------              ------

Total Loans                   $805,245            $768,081           $675,745           $578,828            $491,446
                              ========            ========           ========           ========            ========

The mortgage banking operation manages originations and secondary market sales of residential loans. This operation primarily sells fixed rate originations in the secondary market without recourse. During 1997, Republic sold $124 million of residential mortgage loans into the secondary market compared to $104 million in 1996. At the end of 1997, Republic was servicing $263 million in mortgage loans for other investors compared to $297 million in 1996 and $87 million in 1995. The decline in the mortgage banking servicing portfolio from 1996 to 1997 resulted from management's election to sell a majority of its originations on a servicing released basis combined with regular loan principal paydowns.

The table below illustrates Republic's fixed rate maturities and repricing frequency for the loan portfolio:

Table 6 -  Selected Loan Distribution

                                                                As of December 31, 1997
                                   ----------------------------------------------------------------------------------

                                                                  One         Over One Through               Over
                                                                  Year           Five Years                  Five
(in thousands)                         Total                    or Less                                      Years

Fixed Rate Maturities                    $178,471                $44,668               $83,732               $50,071

Variable Rate Repricing
Frequency                                 626,774                463,161               162,703                   910
                                          -------                -------               -------               -------

Total                                    $805,245               $507,829              $246,435               $50,981
                                         ========               ========              ========               =======

Provision and Allowance for Loan Losses

The allowance for loan losses is regularly evaluated by management and maintained at a level believed to be adequate to absorb future loan losses in the Bank's portfolios. The adequacy of the allowance is evaluated regularly and periodic provisions are made as needed. The amount of the provision for loan losses necessary to maintain an adequate allowance is based upon an assessment of current economic conditions, analysis of periodic internal loan reviews, delinquency trends and ratios, changes in the mixture and levels of the various categories of loans, historical charge-offs, recoveries, and other information. Management believes that the allowance for loan losses at December 31, 1997 was adequate. Although management believes it uses the best information available to make allowance provisions, future adjustments which could be material may be necessary if management's assumptions differ from the loan portfolio's actual future performance.

The allowance for loan losses increased $1.9 million from December 31, 1996 to $8.2 million at December 31, 1997. The increase is primarily attributable to an increase in commercial real estate and home equity lending which generally present greater credit risk than 1-4 family residential loans, as well as continued charge-off experience and losses in the unsecured consumer loan portfolio. Republic's allowance for loan losses to total loan ratio increased from .81% at December 31, 1996, to 1.02% at December 31, 1997.

Net charge-offs were $5.3 million during 1997 compared to $6.6 million and $2.4 million for 1996 and 1995, respectively. Republic's unsecured consumer loan portfolio accounted for 83% of total charge-offs for the year ended December 31, 1997. The charge-offs in the unsecured loan portfolio were comprised of $1.8 million in the "All Purpose" program compared to $2.4 million during 1996 and $2.3 million in the "Pre-Approved" program compared to $2.1 million during 1996 (see description of programs under "Loan Portfolio"). Beginning in 1996 and continuing through 1997, management significantly reduced the volume of new originations under the "All Purpose" loan program. Republic did not undertake any new "Pre-Approved" loan offerings during 1997. Republic also experienced charge-offs in its Bankcard portfolio of $844,000 for the year ended
December 31, 1997,  compared to $1.6 million for the  comparable period in 1996.

Table 7 - Summary of Loan Loss Experience

                                                                              Year Ended December 31,
                                                          -----------------------------------------------------------

(dollars in thousands)                                       1997        1996        1995        1994        1993


Allowance for loan losses:

   Balance-beginning of year                                 $6,241      $3,695      $1,827      $1,627      $1,622
Charge-offs:
   Real Estate                                                 (358)       (242)       (313)        (83)       (176)
   Commercial                                                   (43)        (22)       (107)        (14)        (47)
   Consumer                                                  (5,458)     (6,865)     (2,069)       (362)       (251)
                                                             -------     -------     -------       -----       -----

      Total                                                  (5,859)     (7,129)     (2,489)       (459)       (474)
                                                             -------     -------     -------       -----       -----
Recoveries:
   Real Estate                                                   23         290          22                      19
   Commercial                                                                            25          29
   Consumer                                                     520         236          42          93          69
                                                                ---         ---          --          --          --

      Total                                                     543         526          89         122          88
                                                                ---         ---          --         ---          --

Net charge-offs                                              (5,316)     (6,603)     (2,400)       (337)       (386)

Provision for loan losses                                     7,251       9,149       4,268         537         391
                                                              -----       -----       -----         ---         ---


Allowance for loan losses:
   Balance-end of year                                       $8,176      $6,241      $3,695      $1,827      $1,627
                                                             ======      ======      ======      ======      ======

Ratios:

   Percentage of allowance for loan losses to
   total loans                                                 1.02%        .81%        .55%        .32%        .33%

   Net loans charged off to average loans
   outstanding for the period                                   .66%        .91%        .38%        .06%        .08%

   Allowance for loan losses to non-performing loans            114%         78%        168%         97%         61%


The following table is management's allocation of the allowance for loan losses by loan type. Allowance funding and allocation is based on management's assessment of economic conditions, past loss experience, loan volume, past due history and other factors. Since these factors are subject to change, the allocation is not necessarily predictive of future portfolio performance. Management has accounted for the increase in charge-offs during 1996 and 1997 compared to previous years in the unsecured consumer loan portfolio by increasing the allowance for unsecured consumer loans.

Table 8 - Management's Allocation of the Allowance for Loan Losses

                                                        As of December 31,

                ----------------------------------------------------------------------------------------------------

(dollars in
thousands)              1997                  1996                 1995                 1994                    1993


                          Percent                Percent               Percent             Percent                    Percent
                          of Loans               of Loans              of Loans            of Loans                   of Loans
               Allowance  to Total   Allowance   to Total   Allowance  to Total Allowance  to Total     Allowance     to Total
                          Loans                   Loans                 Loans               Loans                      Loans


Real Estate       $3,590     73.9%     $1,771      71.4%      $957      70.9%    $1,091     76.9%         $953         78.6%

Commercial            46      2.7%         46       3.3%        34       3.1%       157      3.2%          315          9.3%

Consumer           4,530     23.4%      4,424      25.3%     2,704      26.0%       579     19.9%          359         12.1%
                   -----                -----                -----                  ---                    ---

Total            $ 8,176      100%     $6,241       100%    $3,695       100%    $1,827      100%       $1,627          100%
                 =======               ======               ======               ======                 ======

Asset Quality

Loans (including impaired loans under SFAS 114 but excluding consumer loans) are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans are not placed on non-accrual status, but are reviewed and charged off prior to reaching 120 days past due. At December 31, 1997, Republic had $497,000 in consumer loans 90 days or more past due compared to $278,000 at December 31, 1996.

Table 9 provides information related to non-performing assets and loans 90 days or more past-due. Accruing loans contractually past due 90 days or more decreased slightly from $5.0 million at December 31, 1996, to $4.5 million at December 31, 1997. These loans are primarily secured 1-4 family residential loans. Should the underlying collateral be determined to be insufficient to satisfy the obligation, the loan is classified and the Bank's allowance is increased accordingly. Historically, Republic's security in residential loans has been adequate and has acted to limit the Bank's exposure to loss. Loans in non-accrual status decreased marginally from $3.1 million to $2.7 from December 31, 1996, to December 31, 1997.

Republic defines impaired loans to be those commercial real estate and other commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount will not be collected. Impaired loans remained constant from December 31, 1996 to December 31, 1997 at $1.6 million. Impaired loans consists of one secured commercial, real estate loan.

Table 9 - Non-Performing Assets

                                                                           As of December 31,
                                                    -----------------------------------------------------------------

(dollars in thousands)                                 1997          1996         1995          1994         1993

Loans on non-accrual status (1)(2)                       $2,676        $3,055         $742        $1,285      $2,230
Loans past due 90 days or more                            4,459         4,955        1,463           606         421
                                                          -----         -----        -----           ---         ---

Total non-performing loans                                7,135         8,010        2,205         1,891       2,651

Other real estate owned                                      22           104          552           791       1,023
                                                             --           ---          ---           ---       -----
Total non-performing assets                               7,167        $8,114       $2,757        $2,682      $3,674
                                                          =====        ======       ======        ======      ======

Percentage of non-performing loans to total loans          .89%         1.04%         .33%          .33%        .51%

Percentage of non-performing assets to total loans         .89%         1.06%         .41%          .46%        .75%

(1) Loans on non-accrual status are exclusive of impaired loans as such loans remain on accrual status. See note 4 to the Consolidated Financial Statements for additional discussion on impaired loans.
(2) The interest income earned and received on non-accrual loans was not material.

Investment Securities

The investment portfolio consists of U.S. Treasury and U.S. Government Agency Obligations and mortgage-backed securities. The mortgage-backed securities (MBS's) securities consist of 15 year fixed and 7.5 year balloon mortgage securities, underwritten to and guaranteed by the government-sponsored agencies of FNMA.

Securities, including those classified as held to maturity and available for sale, decreased from $282 million at December 31, 1996, to $192 million at December 31, 1997. The investment portfolio decreased as funds were used to replace the sold Western Kentucky deposits and fund continued loan growth.

In order to maximize the oversight of the Bank's investment portfolio, the Bank hired a chief investment officer during the second quarter of 1997. Management also made certain modifications to its existing investment policy. The policy changes will permit management to take advantage of market changes and permit
investments in additional MBS's and collateralized mortgage obligations.   The
policy  changes  will  also  permit   management  to  extend maturities beyond
prior limits.

Table 10 - Investment Securities Available For Sale

                                                                         As of December 31, 1997
                                                     ----------------------------------------------------------------

                                                                                         Average         Weighted
                                                        Carrying                       Maturity in    Average Yield
(dollars in thousands)                                   Value         Fair Value         Years

U.S. Treasury and U.S. Government Agencies:
   Over one through five years                              $44,559         $44,559        1.5            5.83%

Mortgage Backed Securities:
   Over five through ten years                               34,158          34,158        6.6            6.30%
   Over ten years                                            15,109          15,109       14.2            6.48%
                                                             ------          ------

Total                                                        49,267          49,267        8.9            6.35%
                                                             ------          ------

Total Investment Securities                                 $93,826         $93,826
                                                            =======         =======

Table 11 - Investment Securities Held to Maturity

                                                                         As of December 31, 1997
                                                     ----------------------------------------------------------------

                                                                                         Average         Weighted
                                                        Carrying                       Maturity in    Average Yield
(dollars in thousands)                                   Value         Fair Value         Years

U.S. Treasury and U.S. Government Agencies:
   Within one year                                          $52,786         $52,775               .6           5.99%
   Over one through five years                               30,269          30,212              1.7           6.07%
   Over five through ten years                               10,638          10,557             5.39           6.22%
   Over ten years                                                --              --               --              --
                                                            -------         -------           ------           -----

   Total                                                     93,693          93,544             1.49           6.04%
                                                             ------          ------

Obligations of states and political subdivision:
   Within one year
   Over one through five years                                  781             816              2.8           9.10%
   Over five through ten years                                  800             929              7.6          11.03%
   Over ten years                                             2,689           2,702             18.1           9.86%
                                                              -----           -----

   Total                                                      4,270           4,447             13.4           8.77%

Mortgage-backed securities                                      583             549             28.9           6.15%
                                                                ---             ---

   Total Investment Securities                              $98,546         $98,540
                                                            =======         =======

Deposits

Total deposits decreased from $783 million at December 31, 1996, to $732 million at December 31, 1997 as a result of the sale of $108 million of deposits in Western Kentucky. If Republic would have retained its Western Kentucky banking centers, total deposits would have increased $64 million based on the level of deposits at those banking centers at the time of sale. Management continues to seek retail and commercial deposits through new products and initiatives. As part of Republic's strategy to further reduce its cost of funds, Money market deposits were increased by 67% over year end 1996 to $69 million. The increase was primarily in new funds resulting from the Bank's marketing programs designed to attract large balance money market customers. The certificate of deposit portfolio decreased by $20 million as a result of the sale of $79 million of certificates of deposits in Western Kentucky. If Republic had retained its Western Kentucky banking centers, certificates of deposit would have increased $59 million.

Republic does not have a large liability dependency ratio as evidenced by the comparatively low level of deposit customers with deposits larger than $100,000. The ratio of those deposits to average earning assets was 6.0% at the end of 1997 and 6.7% at the end of 1996. Table 12 provides a maturity distribution of time deposits $100,000 and over.

Table 12 - Maturity of Time Deposits $100,000 and over

(in thousands)                                          As of December 31, 1997
                                                       -----------------------

Three months or less                                                 $5,685
Over three months through six months                                 11,661
Over six months through twelve months                                24,511
Over twelve months                                                   21,188
                                                                     ------

   Total                                                            $63,045

Republic's $48 million in brokered deposits remained steady during 1997. Republic did not solicit or add any additional brokered deposits during 1997. The brokered deposits have stated rates ranging from 5.35% to 6.15%. and original contractual maturities ranging from 3 to 5 years. Table 13 provides a maturity distribution of brokered deposits, which are excluded from the maturity schedule in Table 12:

Table 13 - Maturity of Brokered deposits

(in thousands)                                       As of December 31, 1997
                                                     -----------------------

1998                                                        $18,470
1999                                                         12,581
2000                                                         16,602
                                                             ------

   Total                                                    $47,653

Short-Term Borrowings

Short-term borrowings consist of short term excess funds from correspondent banks, repurchase agreements and overnight liabilities to deposit customers arising from Republic's cash management program. During 1997, short-term borrowings decreased from $182 million at December 31, 1996, to $111 million at December 31, 1997. Approximately $92 million of the December 31, 1996 balance
represented   short-term  funds  received  from  a  local  governmental
organization. As anticipated, substantially all of these funds received from that governmental organization were withdrawn by March 31, 1997.

Other Borrowed Funds

Other borrowed funds increased from $107 million to $124 million at December 31, 1997. Republic increased its borrowings from the FHLB from $84 million to $124 million at December 31, 1997. During the first quarter of 1998 Republic borrowed an additional $60 million from the FHLB to fund the sale of deposits in Mayfield. These additional advances from the FHLB were used to replace deposits associated with the sale of the Western Kentucky banking centers. Republic's management expects to continue to utilize FHLB borrowings as a source of funds in addition to its utilization of retail deposits. Republic presently has the capacity to increase its borrowings from the FHLB up to $295 million. Additional FHLB borrowings above current levels will be evaluated by management, with consideration given to the growth of the Bank's loan portfolio, liquidity needs, cost of retail deposits, market conditions, and other factors.

Liquidity

Republic maintains sufficient liquidity in order to fund loan demand and deposit withdrawals. Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand. Substantial funding and cash flows can also be realized from the investment portfolio and paydowns within the loan portfolio. Republic's banking centers also provide access to the retail deposit market. Republic has also established lines of credit with other financial institutions, the FHLB and brokerage firms. While Republic utilizes numerous funding sources in order to meet its liquidity requirements, FHLB borrowings remain a material component of management's balance sheet strategies.

Capital

To further enhance Republic's capital position, management has utilized alternative capital sources. During the first quarter of 1997, Republic issued $6.4 million in 8.5% Trust Preferred Securities through a newly formed subsidiary, Republic Capital Trust. The effective cost of these securities is 5.5%. The interest paid on these securities is deductible to Republic. Each preferred security, par value $100, can be converted to five shares of Republic Class A Common Stock. Holders of the Trust Preferred Securities are entitled to the payments made on Republic's subordinated convertible debentures issued to that subsidiary which have a thirty year maturity with a right of redemption at par after five years, subject to certain restrictions.

On December 31, 1997, Republic redeemed its $ 5 million outstanding Series A Convertible Preferred stock. At the option of the shareholder, each security was either convertible to 5 shares of Class A Common Stock and 1 share of Class B Common Stock, or redeemable in cash for the initial offering price of $100 per share plus a 20% premium. As a result of this redemption approximately 80% of the outstanding securities were converted to common stock. The remaining securities were redeemed for cash. The $1.2 million payout to those shareholders included the 20% premium of $203,000 which was charged to retained earnings.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic improved its capital position during 1997 due to the increased retained earnings achieved during the period. As a result of the improved capital position, Republic's capital to average assets ratio increased to 6.26% at December 31, 1997 compared to 6.24% at year end 1996. Republic continues to exceed the standard regulatory requirements for Tier I risk based, Tier I leverage and total risked based capital. The Bank intends to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC. (See Item 8 Note 14 to Financials for detailed capital calculations and ratios).

Asset/Liability Management and Market Risk

Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Management considers interest rate risk to be Republic's most significant market risk. Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates.

Management regularly monitors interest rate risk in relation to prospective market and business conditions. The Bank's Board of Directors sets policy guidelines establishing maximum limits on the Bank's interest rate risk exposure. Republic's management monitors and adjusts exposure to interest rate fluctuations as influenced by the Bank's loan and deposit portfolios.

Republic uses an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effect on interest income is then evaluated. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. Assumptions based on the historical behavior of Republic's deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and the application of various management strategies.

Interest rate risk management focuses on maintaining acceptable net interest income within Board approved policy limits. Republic's Asset/Liability Management Committee monitors and manages interest rate risk to maintain an acceptable level of change to net interest income resulting from market interest rate changes. Republic's Board approved policy established for interest rate risk is stated in terms of the change in net interest income given a 100 and 200 basis point immediate and sustained increase or decrease in market interest rates. The current limits approved by the Board are plus or minus 8% for a 100 basis point change and plus or minus 12% for a 200 basis point movement.

The  following  table  illustrates   Republic's  estimated  annualized  earnings
sensitivity profile as of December 31, 1997:

Table 14 - Interest Rate Sensitvity

                                       Decrease in Rates                                     Increase in Rates
                                   200                 100               BASE         100                    200
                              Basis Points        Basis Points                      Basis Points        Basis Points

Projected Interest Income

Loans                           $ (65,254)        $ (70,528)          $ 75,721           $ 80,555          $ 85,190
Investments                       (11,061)          (11,655)            12,337             12,692            13,045
Short-Term Investments                (39)              (69)               109                148               182
                                     ----              ----                ---                ---               ---
Total Interest Income           $ (76,354)        $ (82,252)          $ 88,167           $ 93,395          $ 98,417

Projected Interest Expense

Deposits                          (32,209)          (33,735)            35,261             36,844            38,877
Other Borrowings                   (7,418)           (9,584)            11,750             13,916            16,081
Short-Term Borrowings                 (95)             (117)               136                157               179
                                      ----            -----                ---                ---               ---
Total Interest Expense            (39,722)          (43,436)            47,147             50,917            55,137

Net Interest Income             $ (36,632)        $ (38,816)          $ 41,020           $ 42,478          $ 43,280

Change From Base                 $ (4,388)         $ (2,204)                              $ 1,459           $ 2,260
% Change From Base                (10.70%)           (5.37)%                                3.56%             5.51%

Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income would increase by 3.56% compared to an increase of 5.51% given a 200 basis point increase. A 100 basis point immediate, sustained downward shock to the yield curve would decrease net interest income by an estimated 5.37% compared to a decrease of 10.70% given a 200 basis point decrease. These potential changes in net interest income are within the policy guidelines established by Republic's Board of Directors.

These interest rate sensitivity profile of Republic at any point in time will be effected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative repricing schedules. Therefore, the forgoing table may not be a precise measurement of the effect of changing interest rates on Republic in the future.

New Accounting Pronouncements
See discussion in Item 8 Note 1 to financial statements.

Year 2000
Republic has implemented plans to address the Year 2000 issue. The issue arises from the fact that many existing computer programs use only two digits to identify a year in the computer's date field. These programs were designed without having considered the impact of the upcoming change in the century. If not corrected, computer applications could fail or create inaccurate results by or at the Year 2000. The Bank must not only evaluate, install and test for its own Year 2000 readiness, it must also coordinate with other entities with which it routinely interacts such as suppliers, creditors, borrowers, customers, regulators and other financial service organizations.

Republic has determined that the Year 2000 issue may be material to its business, operations and suppliers. Customer readiness is not deemed by management to be material to the Bank's overall financial performance. The Year 2000 issue principally involves the installation of selected software releases which meet Year 2000 functional requirements. Many of these installations would have been scheduled for completion by the Year 2000 in the normal course of business. The performance of the Bank's software suppliers will be essential for the Bank's successful implementation of its Year 2000 objectives.

The Bank has completed the Year 2000 assessment stage and has actively entered into the remediation phase. The Bank has initiated an implementation plan providing for Y2K readiness by the end of 1998, with the year of 1999 available for testing and the performance of any required corrective actions. The Bank projects that the cost of the remediation will be in a range of $1.2 million to $1.8 million. Management anticipates that the majority of this expense will be capitalized over a 3 year period as these costs would be capitalized in the normal course of business. These expenses are expected to impact Republic's non-intest expenses in a range of approximately $400,000 to $600,000 for 1998. These expenses could vary from management's estimates if the scope of the Bank's Year 2000 remediation exceeds management's projections

Suppliers and any large computer dependent loan affected customers either have or will be contacted by the Bank in order to evaluate their response capabilities and readiness for Year 2000. At this time, the Bank has no reason to believe that its software providers will not be able to adequately address the Bank's needs for Year 2000 software functionality.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The   information   for  this  item  is   incorporated   by   reference  to  the
Asset/Liability Management and Market Risks section of item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index of Financial Statements


REPORT OF INDEPENDENT AUDITORS                                             27-28

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of December 31, 1997 and 1996               29

   Consolidated Statements of Income for the years ended
      December 31, 1997, 1996 and 1995                                     30-31

   Consolidated Statements of Stockholders' Equity
      for the years ended December 31, 1997, 1996, and 1995                   32

   Consolidated Statements of Cash Flows
      for the years ended December 31, 1997, 1996 and 1995                 33-34

   Notes to Consolidated Financial Statements                              35-53

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
of Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Republic's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, stockholders' equity, and cash flows of Republic Bancorp, Inc. and subsidiaries for the year ended December 31, 1995 were audited by other auditors whose report dated March 1, 1996 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.





                                              Crowe, Chizek and Company LLP

Louisville, Kentucky
January 30, 1998

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
of Republic Bancorp, Inc.

We have audited the consolidated statements of income, stockholders' equity and cash flows of Republic Bancorp, Inc. and subsidiaries (the Company) for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Republic Bancorp, Inc. and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.





                              Deloitte & Touche LLP
March 1, 1996
Louisville, Kentucky

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996 (dollars in thousands)
--------------------------------------------------------------------------------

                                                                                        1997             1996
ASSETS:
Cash and cash equivalents:
         Cash and due from banks                                                    $     24,546    $     40,021
         Federal funds sold                                                                               16,650
                                                                                    ------------    ------------
              Total cash and cash equivalents                                             24,546          56,671

     Securities available for sale                                                        93,826         107,937
     Securities to be held to maturity                                                    98,546         173,918
     Mortgage loans held for sale                                                          9,970           7,624
     Loans, less allowance for loan losses
       of $8,176 (1997) and $6,241 (1996)                                                794,939         759,424
     Federal Home Loan Bank stock                                                          8,124           5,548
     Accrued interest receivable                                                           8,803           9,685
     Premises and equipment, net                                                          12,774          17,509
     Other assets                                                                          3,422           2,566
                                                                                    ------------    ------------

         TOTAL                                                                      $  1,054,950    $  1,140,882
                                                                                    ============    ============

LIABILITIES:
     Deposits:
         Non-interest bearing                                                       $     65,913    $     66,969
         Interest bearing                                                                665,685         716,172
     Securities sold under agreements to repurchase
       and other short-term borrowings                                                   111,137         181,634
     Other borrowed funds                                                                124,405         106,974
     Accrued interest payable                                                              6,233           5,643
     Guaranteed preferred beneficial interests in
       Republic's subordinated debentures                                                  6,452
     Other liabilities                                                                     6,739           4,471
                                                                                    ------------    ------------

         Total liabilities                                                               986,564       1,081,863

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock,  no par value,  100,000 shares  authorized,  Series A 8.5%
       noncumulative   convertible,   50,000  shares   issued  and   outstanding
       (liquidation
       preference $5,000)                                                                      -           5,000
     Class A common stock, no par value, 15,000,000 shares
       authorized,  6,265,531  shares (1997) and 6,051,611  shares (1996) issued and  outstanding;  Class B common stock, no par value,  2,000,000  shares authorized, 1,209,037 shares (1997) and 1,169,857
       shares (1996) issued and outstanding                                                3,613           3,491
     Additional paid-in capital                                                           10,833           6,817
     Retained earnings                                                                    53,994          43,930
     Net unrealized depreciation on securities available
       for sale, net of tax                                                                  (54)           (219)
                                                                                    ------------    ------------

         Total Stockholders' equity                                                       68,386          59,019
                                                                                    ------------    ------------

         TOTAL                                                                      $  1,054,950    $  1,140,882
                                                                                    ============    ============

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1996 and 1995 (in thousands, except per share data)
--------------------------------------------------------------------------------


                                                                        1997            1996             1995

INTEREST INCOME:
     Loans, including fees                                         $      76,889    $     70,831    $     61,338
     Securities:
         Taxable                                                          12,997           9,375           7,781
         Non-taxable                                                         123             127             139
     FHLB dividends                                                          494             378             338
     Other                                                                   691           1,275           1,537
                                                                   -------------    ------------    ------------
         Total interest income                                            91,194          81,986          71,133
                                                                   -------------    ------------    ------------

INTEREST EXPENSE:
     Deposits                                                             38,940          36,084          32,512
     Securities sold under agreements to
       repurchase and short-term borrowings                                4,533           3,481             975
     Other borrowed funds                                                  7,383           4,290           4,233
                                                                   -------------    ------------    ------------
         Total interest expense                                           50,856          43,855          37,720
                                                                   -------------    ------------    ------------

NET INTEREST INCOME                                                       40,338          38,131          33,413

PROVISION FOR LOAN LOSSES                                                  7,251           9,149           4,268
                                                                   -------------    ------------    ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                         33,087          28,982          29,145
                                                                   -------------    ------------    ------------

NON-INTEREST INCOME:
     Service charges on deposit accounts                                   3,284           2,642           1,974
     Other service charges and fees                                          661             445           1,434
     Bank card services                                                      457           1,010           1,263
     Net gain on sale of deposits                                          7,527
     Net gain on sale of bank card                                         3,660
     Net gain on sale of mortgage loans                                    1,852           1,212           1,083
     Net gain on sale of securities                                           81
     Loan servicing income                                                   734             829             895
     Other                                                                   674             959             871
                                                                   -------------    ------------    ------------
         Total non-interest income                                        18,930           7,097           7,520
                                                                   -------------    ------------    ------------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                       15,444          13,236          11,334
     Occupancy and equipment                                               8,562           6,623           5,346
     Communication and transportation                                      1,796           1,548           1,407
     Marketing and development                                             1,299           1,620           1,308
     FDIC Deposit Insurance                                                  107           3,277           1,245
     Supplies                                                              1,013             973             883
     Litigation recovery                                                                                    (738)
     Other                                                                 4,659           4,132           3,720
                                                                   -------------    ------------    ------------
         Total non-interest expense                                       32,880          31,409          24,505
                                                                   -------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                                19,137           4,670          12,160

INCOME TAXES                                                               6,878           1,943           4,372
                                                                   -------------    ------------    ------------

NET INCOME                                                         $      12,259    $      2,727    $      7,788
                                                                   =============    ============    ============


REPUBLIC BANCORP, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (in thousands, except for per share data)
--------------------------------------------------------------------------------

EARNINGS PER SHARE
     Class A                                                       $        1.64    $        .32
     Class B                                                       $        1.62    $        .30
     Common Stock                                                                                   $       1.03


EARNINGS PER SHARE ASSUMING DILUTION
     Class A                                                       $        1.58    $        .32
     Class B                                                       $        1.56    $        .30
     Common Stock                                                                                   $       1.02


See accompanying notes to consolidated financial statements.


REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 and 1995 (in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                                       Net Unrealized
                                                               Common Stock         Additional         Depreciation on    Total
                                     Preferred Stock  Class A Class B                Paid-In Retained  Available for   Stockholders'
                                      Shares  Amount  Shares  Shares  Shares Amount  Capital Earnings  Sale Securities    Equity

BALANCE, January 1, 1995                                               7,174 $3,467 $  6,609 $ 36,969                    $ 47,045

Sale of preferred stock                 50   $ 5,000                                                                        5,000

Exercise of common stock options                                          54     27      279                                  306

Purchases and retirements of common stock                                 (6)    (3)     (71)                                 (74)

Dividends declared:
     Preferred ($7.28 per share)                                                                 (364)                       (364)
     Common ($.17 per share)                                                                   (1,199)                     (1,199)

Net income                                                                                      7,788                       7,788
                                   -------   -------                  ------ ------  ------- --------                    --------

BALANCE, December 31, 1995              50     5,000                   7,222  3,491    6,817   43,194                      58,502

Stock split                                            6,018   1,204  (7,222)

Conversions of Class B common to Class A common           34     (34)

Dividends declared:
     Preferred ($8.50 per share)                                                                 (425)                       (425)
     Common:  Class A($. 22 per share)                                                         (1,330)                     (1,330)
              Class B($. 20 per share)                                                           (236)                       (236)

Net changes in unrealized depreciation on securities
  available for sale, net of tax                                                                           $     (219)       (219)

Net income                                                                                      2,727                       2,727
                                   -------   ------- -------  ------  ------ ------  ------- --------      -----------   --------

BALANCE, December 31, 1996              50     5,000   6,052   1,170          3,491    6,817   43,930            (219)     59,019

Exercise of common stock options                          14                      7      146                                  153

Redemption of preferred stock          (10)   (1,015)                                            (203)                     (1,218)

Conversion of preferred stock into
   common stock                        (40)   (3,985)    199      40            115    3,870

Conversions of Class B common to  Class A common           1      (1)

Dividends declared:
     Preferred ($8.50 per share)                                                                 (425)                       (425)
     Common:   Class A($ .22 per share)                                                        (1,335)                     (1,335)
               Class B($ .20 per share)                                                          (232)                       (232)

Net changes in unrealized depreciation on securities
  available for sale, net of tax                                                                                  165         165

Net income                                                                                     12,259                      12,259
                                   -------   ------- -------  ------  ------ ------  ------- --------      ----------    --------


BALANCE, December 31, 1997                             6,266   1,209         $3,613  $10,833 $ 53,994      $      (54)   $ 68,386
                                   =======   ======= =======  ======  ====== ======  ======= ========      ==========    ========

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (in thousands)
--------------------------------------------------------------------------------

                                                                        1997            1996             1995
OPERATING ACTIVITIES:
     Net income                                                    $      12,259    $      2,727    $      7,788
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization of premises and equipment           4,683           3,179           2,353
         Amortization and accretion of securities                            606            (124)           (370)
         FHLB stock dividends                                               (456)           (372)           (331)
         Provision for loan losses                                         7,251           9,149           4,268
         Net gain on sale of deposits                                     (7,527)
         Net gain on sale of bank card                                    (3,660)
         Net gain on sale of mortgage loans                               (1,852)         (1,212)         (1,083)
         Net gain on sale of securities                                      (81)
         Proceeds from sale of loans held for sale                       123,909         104,115          86,808
         Origination of mortgage loans held for sale                    (124,403)       (104,539)        (91,407)
         Changes in assets and liabilities:
              Accrued interest receivable                                    882          (2,441)         (1,968)
              Other assets                                                    17             415             960
              Accrued interest payable                                       590           1,329             755
              Other liabilities                                            2,268              83          (1,281)
                                                                   -------------    ------------    ------------
                  Net cash provided by operating activities               14,486          12,309           6,492

INVESTING ACTIVITIES:
     Purchases of securities available for sale                          (69,355)       (108,350)
     Purchases of securities to be held to maturity                      (11,189)       (215,655)       (100,039)
     Purchases of FHLB stock                                              (2,120)
     Proceeds from maturities of securities to be held to maturity        86,746         156,596          86,460
     Proceeds from sales of securities available for sale                 83,006
     Proceeds from sale of bank card                                      26,590
     Net increase in loans                                               (66,654)       (100,484)       (101,313)
     Purchases of premises and equipment                                  (3,364)         (8,673)         (2,922)
     Proceeds from sales of premises and equipment                         3,416
                                                                   -------------    ------------    ------------
         Net cash provided by (used in) investing activities              47,076        (276,566)       (117,814)

FINANCING ACTIVITIES:
     Net increase in deposits                                             63,593          48,698         144,407
     Sale of deposits                                                   (107,609)
     Net increase (decrease) in securities sold under agree-
       ments to repurchase and other short-term borrowings               (70,497)        159,905           8,997
     Payments on other borrowed funds                                   (296,819)        (77,089)        (19,997)
     Proceeds from other borrowed funds                                  314,250         116,000          11,000
     Purchases and retirements of common stock                                                               (74)
     Sale of preferred stock                                                                               5,000
     Proceeds from issuance of guaranteed preferred beneficial
        interests in Republic's subordinated debentures                    6,452
     Proceeds from common stock options exercised                            153                             306
     Redemption of preferred stock                                        (1,218)
     Cash dividends paid                                                  (1,992)         (1,899)         (1,563)
                                                                   -------------    ------------    ------------
         Net cash provided by (used in) financing activities             (93,687)        245,615         148,076
                                                                   -------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                   (32,125)        (18,642)         36,754

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                                    56,671          75,313          38,559
                                                                   -------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $      24,546    $     56,671    $     75,313
                                                                   =============    ============    ============


YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (in thousands)
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                                  $      50,266    $     42,526    $     36,965
         Income taxes                                              $       6,095    $      2,902    $      3,920
     Transfers from loans to real estate
       acquired in settlement of loans                             $         958    $        104    $        802

     Conversion of preferred stock to
         common stock                                              $       3,985    $               $


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation and Business - The consolidated financial statements include the accounts of Republic Bancorp, Inc. (Parent Company) and its wholly-owned subsidiaries; Republic Bank & Trust Company (Bank), Republic Capital Trust, Republic Mortgage Company and Republic Insurance Agency, Inc. (collectively Republic). All significant intercompany balances and transactions have been eliminated.

     Republic operates 17 banking centers primarily in the retail banking industry and conducts its operations predominately in metropolitan Louisville and in Central Kentucky. Republic's consolidated results of operations are dependent upon net interest income, which is the difference between the interest income on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning assets are securities and commercial, real estate mortgage and consumer loans. Interest-bearing liabilities consist of interest-bearing deposit accounts and short-term and long-term borrowings.

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

     Securities available for sale consist of securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a separate component of shareholders' equity until realized. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

     Loans - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

     Interest on loans is computed on the principal balance outstanding. Loan origination fees and certain direct loan origination costs relating to successful loan origination efforts are deferred and recognized over the lives of the related loans as an adjustment to yield.

     Generally, the accrual of interest on loans, including impaired loans, is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. Such loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans generally are not placed on non-accrual status but are reviewed periodically and charged off when deemed uncollectible.

     Republic recognizes interest income on an impaired loan when earned, unless the loan is on non-accrual status, in which case interest income is recognized when received.

     Allowance for Loan Losses - The allowance for loan losses is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Although management believes it uses the best information available to make determinations with respect to Republic's allowance for loan losses, future adjustments, which could be material, may be necessary if original assumptions differ from actual performance.

     A loan is defined as "impaired" when it is probable that a creditor will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. Republic has defined its population of impaired loans to be those commercial real estate and commercial loans $500,000 or greater that management has classified as doubtful (collection of all amounts due under the terms of the loan is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon determination that it is probable the amount will not be collected.

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

     Stock Option Plans - On January 1, 1996, Republic adopted SFAS No. 123, "Accounting for Stock Based Compensation." This Statement establishes a fair value based method of accounting for stock options and similar equity instruments such as warrants. Companies may either adopt the fair value method of accounting introduced in SFAS No. 123 or continue to apply the intrinsic value method required under prior accounting methods. Under the intrinsic value method, because the exercise price of Republic's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Companies which do not elect to use the fair value method must make pro forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted. Management has elected to continue the intrinsic value method and has provided the pro forma disclosures.

     Income Taxes - Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     Earnings per Share - Earnings per share and earnings per share assuming dilution are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Earnings per share is based on income less preferred stock dividends divided by the weighted average number of shares outstanding during the period. Earnings per share assuming dilution shows the effect of additional common shares issuable under stock options, convertible preferred stock and guaranteed preferred beneficial interests in Republic's subordinated debentures. All per share amounts have been restated to reflect the stock splits occurring during the periods presented.

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

     Current Accounting Issues - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard
     (SFAS) No. 130, "Reporting Comprehensive Income". This standard requires that certain items be reported in a separate statement of comprehensive income, be included as a separate, additional component of the statement of income, or be added to the statement of stockholders' equity. Such items include foreign currency translation, accounting for futures contracts, accounting for defined benefit pension plans, and accounting for certain investments in debt and equity securities. If a company has no items of comprehensive income in any periods reported a statement of comprehensive income is not required. The periodic change in net appreciation or depreciation on securities available for sale reported in Republic's Balance Sheet is an element of comprehensive income under this standard. This standard is effective for Republic in 1998. Management has not yet determined the manner of presentation to be used to comply with this standard.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard changes the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are parts of a company for which separate information is available which is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in evaluating performance. Required disclosures for operating segments include total segment revenues, total segment profit or loss, and total segment assets. The standard also requires disclosures regarding revenues derived from products and services (or similar groups of products or services), countries in which the company derives revenue or holds assets, and about major customers, regardless of whether this information is used in operating decision making. Republic is required to adopt the disclosure requirements in its 1998 annual report, and in interim periods in 1999. The 1999 interim period disclosures are required to include comparable 1998 information.

2.   RESTRICTIONS ON CASH AND DUE FROM BANKS

     Republic is required by the Federal Reserve Bank to maintain average reserve balances. Cash and due from banks in the consolidated balance sheet includes $1.7 million of reserve balances at December 31, 1997.

3.   SECURITIES

     Securities available for sale:

                                                                        December 31, 1997
                                                                          (in thousands)
                                                                         Gross           Gross
                                                     Amortized        Unrealized       Unrealized
                                                        Cost             Gains           Losses          Fair Value
     U.S. Treasury securities and U.S.
       government agencies                         $    44,586       $         6      $       (33)      $    44,559
     Mortgage-backed securities                         49,322                28              (83)           49,267
                                                   -----------       -----------      -----------       -----------

         Total securities available for sale       $    93,908       $        34      $      (116)      $    93,826
                                                   ===========       ===========      ===========       ===========


                                                                        December 31, 1996
                                                                          (in thousands)
                                                                         Gross            Gross
                                                     Amortized        Unrealized       Unrealized
                                                       Cost              Gains           Losses          Fair Value
     U.S. Treasury securities and U.S.
       government agencies                         $   108,269       $                $      (332)      $   107,937
                                                   ===========       ===========      ===========       ===========


     Securities to be held to maturity:

                                                                        December 31, 1997
                                                                          (in thousands)
                                                                        Gross            Gross
                                                    Amortized         Unrealized       Unrealized
                                                       Cost             Gains            Losses          Fair Value
     U.S. Treasury securities and U.S.
       government agencies                         $    93,693       $       229      $      (378)      $    93,544
     Obligations of state and political
       subdivisions                                      4,270               177                              4,447
     Mortgage-backed securities                            583                                (34)              549
                                                   -----------       -----------      -----------       -----------

         Total securities to be held to maturity   $    98,546       $       406      $      (412)      $    98,540
                                                   ===========       ===========      ===========       ===========



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
                                                   ===========       ===========      ===========       ===========


     Securities having an amortized cost of $168.6 million and $263.5 million and fair value of $168.1 million and $262.9 million at December 31, 1997 and 1996, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

     The amortized cost and fair value of securities, by contractual maturity, are as follows:

                                                                        December 31, 1997
                                                                          (in thousands)
                                                          Securities to be                    Securities
                                                          held to maturity                available for sale
                                                      Amortized                         Amortized
                                                        Cost         Fair Value           Cost       Fair Value

     Due in one year or less                       $     52,787    $      52,776
     Due after one year through
       five years                                        31,049           31,028    $     44,586    $     44,559
     Due after five through ten years                    11,438           11,486          34,220          34,159
     Due after ten years                                  3,272            3,250          15,102          15,108
                                                   ------------    -------------    ------------    ------------


         Total                                     $     98,546    $      98,540    $     93,908    $     93,826
                                                   ============    =============    ============    ============

4.   LOANS

                                                                                      December 31,
                                                                                   1997             1996
                                                                                     (in thousands)

     Residential real estate                                                 $    480,874     $    457,204
     Commercial real estate                                                        76,306           59,086
     Real estate construction                                                      37,940           32,130
     Commercial                                                                    21,552           25,115
     Consumer                                                                      81,967           96,138
     Home equity                                                                  102,512           69,572
     Bank card                                                                                      24,527
     Other                                                                          4,094            4,309
                                                                             ------------     ------------
     Total loans                                                                  805,245          768,081
     Less:
     Unearned interest income
       and unamortized loan fees                                                    2,130            2,416
     Allowance for loan losses                                                      8,176            6,241
                                                                             ------------     ------------

         Loans, net                                                          $    794,939     $    759,424
                                                                             ============     ============

     Substantially all loans are to borrowers in Republic's primary market areas. Republic's policy is to make residential real estate loans that generally do not exceed 80% of appraised value of the underlying property for conventional loans, and to require borrowers to purchase private mortgage insurance where the borrower's down payment is less than 20%.
     Republic generally also requires collateral on commercial real estate loans, commercial loans and home equity loans. All bank card loans and approximately $38.4 million and $55.0 million of consumer loans at December 31, 1997 and 1996, respectively, are on an unsecured basis.

     During 1997, Republic sold the bank card loans. A gain of $3.7 million was recognized on these sales and includes $500,000 of gain recognized on the sale of the associated merchant processing.

     Republic monitors its exposure to credit risk by performing ongoing credit evaluations of the borrowers' financial condition and maintains an allowance for potential credit losses. Activity in the allowance for loan losses is summarized as follows:

                                                                               December 31,
                                                                 1997             1996            1995
                                                                             (in thousands)

     Balance, beginning of year                              $      6,241    $      3,695     $      1,827
     Provision for loan losses charged to income                    7,251           9,149            4,268
     Charge-offs                                                   (5,859)         (7,129)          (2,489)
     Recoveries                                                       543             526               89
                                                             ------------    ------------     ------------

     Balance, end of year                                    $      8,176    $      6,241     $      3,695
                                                             ============    ============     ============

     The level of charge offs in 1997 and 1996 exceeded losses incurred in prior periods and were directly related to two unsecured credit programs initiated in 1995. The net charge offs related to loans arising under these programs were $4.2 million and $4.8 million in 1997 and 1996, and accounted for 71% and 73% of net charge offs in each of those years. Originations of loans under these programs were significantly reduced in 1997 and 1996, and such originations were underwritten to more restrictive standards than in 1995.

     Information about Republic's investment in impaired loans is as follows:

                                                                      As of and for the Year Ended
                                                                              December 31,
                                                                 1997             1996             1995
                                                                             (in thousands)

     Gross impaired loans which have allowances              $      1,640    $      1,638     $      4,064
     Less:  related allowances for loan losses                        240             240              589
                                                             ------------    ------------     ------------

     Net impaired loans with related allowances                     1,400           1,398            3,475
     Impaired loans with no related allowances                          0               0               87
                                                             ------------    ------------     ------------

         Total                                               $      1,400    $      1,398     $      3,562
                                                             ============    ============     ============

     Average impaired loans outstanding                      $      1,639    $      1,638     $      3,432
                                                             ============    ============     ============

     Interest income recognized                              $         93    $        110     $        358
                                                             ============    ============     ============

     Interest income received                                $         93    $        110     $        337
                                                             ============    ============     ============


     Loans made to executive officers and directors of Republic and their related interests in the ordinary course of business, subject to substantially the same credit policies as other loans and current in their terms, are as follows:

                                               Balance,                                          Balance,
                                              Beginning           New                              End
               Period                         of Period          Loans        Repayments        of Period
                                                                    (in thousands)

     Year ended December 31, 1997           $      5,688     $      7,301    $      8,327     $      4,662
                                            ============     ============    ============     ============

5.   LOAN SERVICING

     Republic was servicing loans for others (primarily FHLMC) totaling $263 million and $297 million at December 31, 1997 and 1996, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. In connection with these loans serviced for others, Republic held borrowers' escrow balances of $.5 million and $.6 million at December 31, 1997 and 1996, respectively.

6.   ACCRUED INTEREST RECEIVABLE

                                                                                      December 31,
                                                                                 1997              1996
                                                                                     (in thousands)

     Investment Securities                                                   $      2,845     $      4,331
     Loans                                                                          5,958            5,354
                                                                             ------------     ------------

                                                                             $      8,803     $      9,685
                                                                             ============     ============

7.   PREMISES AND EQUIPMENT

                                                                                      December 31,
                                                                                 1997              1996
                                                                                     (in thousands)

     Land                                                                    $      1,007      $     1,699
     Office buildings and improvements                                              6,991            8,718
     Furniture, fixtures and equipment                                             17,735           18,608
     Leasehold improvements                                                           869              869
                                                                             ------------     ------------

     Total premises and equipment                                                  26,602           29,894
     Less accumulated depreciation and amortization                                13,828           12,385
                                                                             ------------     ------------

     Net premises and equipment                                              $     12,774     $     17,509
                                                                             ============     ============

8.   INTEREST BEARING DEPOSITS

                                                                                      December 31,
                                                                                 1997              1996
                                                                                     (in thousands)

    Demand (interest bearing):
     NOW and Super NOW                                                       $     50,049     $     75,040
     Money market                                                                  68,821           41,140
     Savings                                                                       12,165           14,840
     Money market certificates of deposit                                          41,307           63,423
     Individual retirement accounts                                                30,167           35,845
     Certificates of deposit, $100,000 and over                                    63,045           60,890
     Other certificates of deposit                                                352,478          374,864
     Brokered deposits                                                             47,653           50,130
                                                                             ------------     ------------

     Total interest bearing deposits                                         $    665,685     $    716,172
                                                                             ============     ============

     At December 31, 1997, the scheduled maturities of time deposits are as follows:

                                                                                                 Weighted
                                                                                                Average Rate


              Less than 1 year                                               $    301,532           5.95%
              Over 1 year through 3 years                                         187,580           5.56%
              Over 3 years through 5 years                                          4,231           5.67%
                                                                             ------------
                                                                             $    493,343
                                                                             ============

9.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT TERM
     BORROWINGS

     These borrowings consist of short term excess funds from correspondent banks, repurchase agreements and overnight liabilities to deposit customers arising from a cash management program offered by Republic. While effectively deposit equivalents, such arrangements are in the form of repurchase agreements. The repurchase agreements are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities.

                                                                                      December 31,
                                                                                 1997              1996
                                                                                     (in thousands)
     Average outstanding balance during the year                             $    100,291     $     74,531
     Average interest rate during the year                                          4.57%            4.74%
     Maximum month end balance during the year                               $    111,137     $    182,485

     Approximately $92 million of the December 31, 1996 balance represents funds received from a local governmental organization. Substantially, all of these amounts were returned during the first quarter of 1997.

     All securities underlying the agreements were under Republic's control.

10.  OTHER BORROWED FUNDS

                                                                                      December 31,
                                                                                 1997             1996
                                                                                     (in thousands)

     Subordinated debentures bearing interest
       from 9.75% to 10.0%                                                                    $        188
     Note payable to a financial institution
       bearing interest at 7.75%                                                                     1,450
     Federal Reserve Discount Borrowings bearing
       interest at 5.00% due 1/9/97                                                                 21,000
     Federal Home Loan Bank variable interest rate advances, with weighted average interest rate of 5.90% at December 31, 1997,
       due through 1999                                                     $     116,000           65,000
     Federal Home Loan Bank  variable  interest  rate  advances, with weighted average interest rate of 5.55% at December 31  1997,
       due through 2001                                                             8,405           19,336
                                                                             ------------     ------------


                                                                            $     124,405    $     106,974
                                                                             ============     ============

     The parent company has available through a financial institution a line of credit in the amount of $6.5 million and has pledged 51% of the Bank's outstanding common stock as collateral for this line of credit.

     The Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans with an unpaid principal balance of greater than 150% of the outstanding advances. Republic has available collateral to borrow an additional $171 million from the Federal Home Loan Bank. Republic also has unsecured lines of credit totaling $16.7 million and secured lines of credit of $104.7 available through various financial institutions.

     Aggregate future principal payments on borrowed funds as of December 31, 1997 are as follows:

     Year                (in thousands)

     1998                $       3,068
     1999                      120,044
     2000                        1,103
     2001                          190
                         -------------

                         $     124,405
                         =============

11.  GUARANTEED PREFERRED BENEFICIAL INTERESTS


      In February 1997, Republic Capital Trust (RCT), a trust subsidiary of Republic Bancorp, Inc., completed the private placement of 64,520 shares of cumulative trust preferred securities (Preferred Securities) with a liquidation preference of $100 per security. Each security can be converted into five shares of Class A Common Stock at the option of the holder. The proceeds of the offering were loaned to Republic Bancorp, Inc. in exchange for subordinated debentures with terms that are similar to the Preferred Securities. Distributions on the securities are payable quarterly at the annual rate of 8.5% of the liquidation preference and are included in interest expense in the consolidated financial statements. Republic undertook the issuance of these securities to enhance its regulatory capital position. The Bank intends to utilize the capital for general business purposes and to support the Bank's future opportunities for growth. These securities are considered as Tier I capital under current regulatory guidelines.

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


12.  INCOME TAXES


      Income tax expense is summarized as follows:

                                                                          Year Ended December 31,
                                                                   1997            1996            1995
                                                                              (in thousands)
     Income tax expense consisted of:
         Current                                              $      7,587    $      2,560     $      4,443
         Deferred expense (benefit)                                   (709)           (617)             (71)
                                                              ------------    ------------     ------------

              Total                                           $      6,878    $      1,943     $      4,372
                                                              ============    ============     ============


     The provision for income taxes differs from the amount computed at the statutory rate as follows:

                                                                                Years Ended
                                                                               December 31,
                                                                   1997            1996            1995

     Federal statutory rate                                        35.0%           34.0%           34.0%
                                                               ========         =======         =======
     Increase (decrease) resulting from:

         Tax-exempt interest income                                (0.3)           (1.4)           (0.7)
         Net operating loss carryforward                                                           (1.8)
         Acquisition intangibles                                                    6.5
         Other                                                      1.2             2.5             4.4
                                                               --------         -------         -------

     Effective rate                                                35.9%           41.6%           35.9%
                                                               ========         =======         =======


     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                                                       December 31,
                                                                                   1997            1996
                                                                                      (in thousands)
     Deferred tax assets:

         Depreciation                                                         $        448     $        232
         Loan fees                                                                     168              186
         Allowance for loan losses                                                   1,860            1,040
         FAS 115 valuation reserve                                                      28              113
                                                                              ------------     ------------

              Total deferred tax assets                                              2,504            1,571
                                                                              ------------     ------------

     Deferred tax liabilities:
         FHLB dividends                                                                662              488
         Other                                                                         209               74
                                                                              ------------     ------------

              Total deferred tax liabilities                                           871              562
                                                                              ------------     ------------

     Net deferred tax asset, included in other assets                         $      1,633     $      1,009
                                                                              ============     ============

13.  EARNINGS PER SHARE

     A reconciliation of the combined Class A and B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations is as follows:

                                                                               Years Ended
                                                                               December 31,
                                                                   1997            1996            1995

     Earnings Per Share
         Net Income                                           $     12,259    $      2,727     $      7,788
         Less:  Dividends declared on preferred stock                 (425)           (425)            (364)
                                                              ------------    -------------    ------------

         Net Income available to common shares
           outstanding                                        $     11,834    $      2,302     $      7,424
                                                              ============    ============     ============

         Weighted average shares outstanding                         7,225           7,222            7,202
                                                              ============    ============     ============


                                                                                Years Ended
                                                                               December 31,
                                                                   1997            1996            1995

     Earnings Per Share Assuming Dilution
         Net Income                                           $     12,259    $      2,727     $      7,788
         Less:  Dividends declared on preferred stock                                 (425)            (364)
         Add:  Interest expense, net of tax benefit,
           on assumed conversion of guaranteed
           preferred beneficial interests in
           Republic's subordinated debentures                          320

         Net Income available to common shareholder
           assuming conversion                                $     12,579    $      2,302     $      7,424
                                                              ============    ============     ============

     Weighted average shares outstanding                             7,225           7,222            7,202
     Add dilutive effects of assumed
       conversion and exercise:
         Convertible preferred stock                                   300
         Convertible guaranteed preferred
           beneficial interest in Republic's
           subordinated debentures                                     282
         Stock options                                                 160              99               63
                                                              ------------    ------------     ------------

     Weighted average shares and dilutive
       potential shares outstanding                                  7,967           7,321            7,265
                                                              ============    ============     ============

     The difference in earnings per share between the two classes of common stock result solely from the dividend premium paid to Class A over Class B Common Stock.

     The 50,000 shares of preferred stock were not considered converted to 300,000 and 250,000 shares of common stock for 1996 and 1995 in computing earnings per share assuming dilution because the impact of their conversion was antidilutive. Incentive stock options for 31,000 shares of common stock granted during 1995 were not considered in computing earnings per share assuming dilution for 1995 because they were antidilutive.

14.  STOCKHOLDERS' EQUITY

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

     Preferred Stock - On December 31, 1997, Republic redeemed the $5 million outstanding Series A Convertible Preferred stock. At the option of shareholder, each security was either convertible to 5 shares of Class A Common Stock and 1 share of Class B Common Stock, or redeemable in cash for the initial offering price of $100 per share plus a 20% premium.

     Dividend Limitations - Banking regulations limit the amount of dividends that may be paid to the Parent Company without prior approval of the Bank's regulatory agency. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, as defined, combined with the retained net profits of the preceding two years, less any dividends declared during those periods. At December 31, 1997, the Bank had $14 million of retained earnings available for such purposes.

     Regulatory Capital Requirements - The Parent Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Republic's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and the Bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Parent Company and the Bank meet all capital adequacy requirements to which it is subject.

     The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total Risk-Based, Tier I Risk-Based, and Tier I Leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                           Minimum
                                                                                   Minimum               Requirement
                                                                                 Requirement              To Be Well
                                                                                 For Capital          Capitalized Under
                                                                                  Adequacy            Prompt Corrective
                                                           Actual                 Purposes            Action Provisions
                                                      Amount    Ratio         Amount   Ratio           Amount     Ratio
                                                   (dollars in thousands)

     As of December 31, 1997
         Total  Risk Based Capital (to Risk Weighted Assets)
              Consolidated                           $  83,069  11.73%       $  56,672   8%          $  70,841    10%
              Bank only                              $  83,149  11.74%       $  56,670   8%          $  70,837    10%

         Tier I Capital (to Risk Weighted Assets)
              Consolidated                           $  74,893  10.57%       $  28,336   4%          $  42,504     6%
              Bank only                              $  74,973  10.58%       $  28,335   4%          $  42,502     6%

         Tier I Leverage Capital (to Average Assets)
              Consolidated                           $  74,893   6.99%       $  42,866   4%          $  53,583     5%
              Bank only                              $  74,973   7.00%       $  42,865   4%          $  53,581     5%

     As of December 31, 1996
         Total  Risk Based Capital (to Risk Weighted Assets)
              Consolidated                           $  65,449  10.10%       $  51,818   8%          $  64,773    10%
              Bank only                              $  66,590  10.31%       $  51,687   8%          $  64,609    10%

         Tier I Capital (to Risk Weighted Assets)
              Consolidated                           $  59,208   9.14%       $  25,909   4%          $  38,864     6%
              Bank only                              $  60,349   9.34%       $  25,843   4%          $  38,765     6%

         Tier I Leverage Capital (to Average Assets)
              Consolidated                           $  59,208   5.76%       $  41,097   4%          $  51,372     5%
              Bank only                              $  60,349   5.87%       $  41,097   4%          $  51,372     5%


15.  STOCK OPTION PLAN

     Under a stock option plan, certain key employees and directors are granted options to purchase shares of Republic's common stock at fair value at the date of the grant. Options granted become fully exercisable at the end of two to six years of continued employment and must be exercised within one year.

     A summary of Republic's stock option activity, and related information for the years ended December 31 follows:

                                                   1997                                          1996
                             --------------------------------------------   -------------------------------------------

                              Options    Weighted-     Options   Weighted-    Options    Weighted-   Options   Weighted-
                              Class A     Average      Class B    Average     Class A     Average    Class B    Average
                              Shares     Exercise      Shares    Exercise     Shares     Exercise    Shares    Exercise
                                           Price                   Price                   Price                 Price

     Outstanding
     beginning of year         468,500    $  10.31     34,000     $   7.45                           228,000    $   7.72

     Stock Split                                                             190,000      $   7.72  (190,000)   $   7.72

     Granted                   113,500    $  11.99                           311,500      $  11.94

     Exercised                 (13,500)   $  11.07       (500)    $   7.22

     Forfeited                 (72,000)   $  10.08     (5,000)    $   6.56   (33,000)     $  10.76    (4,000)   $  10.00
                             ---------               --------                 ------                --------

     Outstanding
     year end                  496,500    $  10.71     28,500     $   7.61   468,500      $  10.31    34,000    $   7.45
                             =========               ========                =======                ========

     Exercisable
     (vested) end
     of year                       ---                    ---                    ---                     ---

                                      1995

                              Options    Weighted-
                              Common      Average
                               Stock     Exercise
                                           Price
     Outstanding
     beginning of year          42,000    $   3.76

     Granted                   228,000    $   7.72

     Exercised                 (42,000)   $   3.76
                               -------

     Outstanding
     year end                  228,000    $   7.72
                               =======

     Exercisable
     (vested) end
     of year                       ---

     As discussed in Note 14, on February 29, 1996, common stock was split into five shares of Class A Common Stock and one share of Class B Common Stock for every share of common stock owned by stockholders of record on February 20, 1996.

     Exercise prices for options outstanding as of December 31, 1997 ranged from $6.56 to $12.00. The weighted average remaining contractual life of those options is 4.43 years.

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

                                                                              December 31,
                                                             1997                1996               1995

         Assumptions:
              Risk-free interest rate                        6.25%               6.29%              7.37%
              Expected dividend yield                        1.84%               1.84%              2.95%
              Expected life (years)                          5.78                6.00               5.66
              Expected common stock
                 market price volatility                      .13                 .13                .13

         Estimated fair value per share                    $ 2.76             $  2.80             $ 1.62

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on an accelerated basis. Republic's pro forma information follows (in thousands except for earnings per share information);

                                                                             December 31,
                                                            1997                1996                 1995

         Pro forma net income                             $ 12,058           $   2,574           $   7,727

         Pro forma earnings per share
              Class A                                     $   1.61           $     .30
              Class B                                     $   1.59           $     .28
              Common Stock                                                                       $    1.02

         Pro forma earnings per share
          assuming dilution
              Class A                                     $   1.57           $     .30
              Class B                                     $   1.55           $     .28
              Common Stock                                                                       $    1.02


     Future pro forma net income will be negatively impacted should Republic choose to grant additional options.

16.  EMPLOYEE BENEFIT PLAN

     Republic maintains a 401(k) plan for full-time employees who have been employed for 1,000 hours in a plan year and have reached the age of 21. Participants in the plan may elect to contribute from 1% to 15% of their annual compensation. Republic matches 50% of participant contributions up to 5% of each participant's annual compensation. Republic's contribution may increase if certain operating ratios are achieved. Republic's matching contributions were $313,000, $284,000, and $240,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

17.  NON-INTEREST INCOME AND EXPENSE

     Republic had previously recorded in 1993 non-interest expense of $738,000 due to an adverse legal verdict. The legal verdict was subsequently overturned by the federal appellate court. As a result, $738,000 was recorded as litigation cost recovery in non-interest expense during 1995.

18.   LEASES AND TRANSACTIONS WITH AFFILIATES

     Republic leases office facilities from an affiliated company owned by Republic's Chairman and Chief Executive Officer under operating leases. Rent expense for the years ended December 31, 1997, 1996 and 1995 under these leases was $1,064,000, $1,054,000, and $951,000 respectively. Total rent expense on all operating leases was $1,533,000, $1,343,000, and
     $1,200,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The total minimum lease commitments under noncancelable operating leases are as follows:

                                                                             December 31, 1997
                Year                                             Affiliate         Other           Total
                                                                              (in thousands)
               1998                                           $  1,181,500    $    316,000     $  1,497,500
               1999                                              1,146,400         310,100        1,456,500
               2000                                              1,131,400         235,700        1,367,100
               2001                                                853,700         120,300          974,000
               Thereafter                                          447,600         696,700        1,144,300
                                                              ------------    ------------     ------------

                                                              $  4,760,600    $  1,678,800     $  6,439,400
                                                              ============    ============     ============

     Republic made payments to companies owned by directors of the Bank for the construction of branches totaling $245,000, $711,000, and $11,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

19.  SALE OF DEPOSITS AND BANKING CENTERS

     During 1997, Republic entered into agreements to sell deposits totaling $180 million and fixed assets of $3.7 million associated with its Western Kentucky banking centers. Loans originated by these banking centers, substantially all of which have been retained, total approximately $155 million.

     Sales of 4 of the 5 banking centers were finalized during 1997, resulting in a pretax gain of $7.5 million. The sale of the remaining banking center was finalized during January 1998 for a pretax gain of $4.1 million. Federal Home Loan Bank advances of $36 million and $60 million were used, in part, to fund the 1997 and 1998 sales.

20.  SAIF ASSESSMENT

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

21.  OFF-BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

     Republic extends binding commitments to prospective customers. Such commitments assure the borrower of financing for a specified period of time at a specified rate. The risk to Republic under such loan commitments is limited by the terms of the contract. For example, Republic may not be obligated to advance funds if the customer's financial condition deteriorates or if the customer fails to meet specific covenants. An approved, but undrawn, loan commitment represents a potential credit risk once the funds are advanced to the customer, a liquidity risk since the customer may demand immediate cash that would require a funding source, and an interest rate risk since interest rates may rise above the rate committed to the customer. Republic's current liquidity position continues to meet its need for funds. In addition, since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time will not require a funding source. As of December 31, 1997, Republic had outstanding loan commitments totaling $106.9 million which includes unused home equity lines of credit totaling $84.0 million. These commitments are substantially all at variable rates.

     At December 31, 1997, Republic's mortgage banking activities included commitments to extend credit, primarily representing fixed rate mortgage loans, totaling $31 million. Of commitments to originate loans, borrowers with commitments totaling $7.5 million have elected to wait until closing to lock the rate on the loan. Republic has also entered into forward commitments to deliver loans into the secondary market of $16.7 million at December 31, 1997.

     Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $1.9 million for both December 31, 1997 and 1996.

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                         December 31, 1997                  December 31, 1996
                                                   -----------------------------       ----------------------
                                                                            (in thousands)

                                                     Carrying             Fair          Carrying            Fair
                                                      Amount              Value          Amount             Value

     Assets:
       Cash and cash equivalents                   $    24,546       $    24,546      $    56,671       $    56,671
       Securities available for sale                    93,826            93,826          107,937           107,937
       Securities to be held to maturity                98,546            98,540          173,918           173,695
       Mortgage loans held for sale                      9,970            10,070            7,624             7,700
       Loans                                           794,939           796,577          759,424           761,915
       Federal Home Loan Bank stock                      8,124             8,124            5,548             5,548

     Liabilities:
       Deposits:
         Certificate of deposit and individual
           retirement accounts                     $   493,343       $   495,776      $   521,729       $   521,333
         Non interest-bearing accounts                  65,913            65,913           66,969            66,969
         Transaction accounts                          172,342           172,608          194,443           196,578
       Securities sold under agreements to
           repurchase and other short-term
           borrowings                                  111,137           111,134          181,634           181,428
         Other borrowed funds                          124,405           124,403          106,974           107,134
       Guaranteed preferred beneficial interests
         in Republic's subordinated debentures           6,452             6,452


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

     Guaranteed Preferred Beneficial Interests - The fair value is estimated based on the estimated present value of future cash flows using the current rates at which similar financings with the same remaining maturities could be obtained.

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

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

23.  PARENT COMPANY CONDENSED FINANCIAL INFORMATION

     BALANCE SHEETS

                                                                                                   December 31,
                                                                                                  (in thousands)
                                                                                               1997             1996
     Assets:
         Cash and cash equivalents                                                        $         596    $        551
         Due from subsidiaries                                                                    2,220             542
         Investment in subsidiaries                                                              75,271          60,181
         Repurchase agreements                                                                                      851
         Other                                                                                       20              21
                                                                                          -------------    ------------

              Total assets                                                                $      78,107    $     62,146
                                                                                          =============    ============

     Liabilities:
         Long-term debt                                                                   $       6,752    $      1,638
         Other                                                                                    2,969           1,489
                                                                                          -------------    ------------

              Total liabilities                                                                   9,721           3,127
                                                                                          -------------    ------------

     Stockholders' equity:
         Preferred stock                                                                                          5,000
         Common stock                                                                             3,613           3,491
         Additional paid-in capital                                                              10,833           6,817
         Retained earnings                                                                       53,994          43,930
         Net unrealized depreciation on
              securities available for sale, net of tax                                             (54)           (219)
                                                                                          -------------    ------------

              Total stockholders' equity                                                         68,386          59,019
                                                                                          -------------    ------------

     Total                                                                                $      78,107    $     62,146
                                                                                          =============    ============

     STATEMENTS OF INCOME

                                                                                           Years Ended
                                                                                           December 31,
                                                                                          (in thousands)
                                                                               1997            1996             1995

     Income:
         Dividends from subsidiary                                        $      4,446    $       2,400    $      2,000
         Interest                                                                   38              115             160
                                                                          ------------    -------------    ------------

              Total income                                                       4,484            2,515           2,160
                                                                          ------------    -------------    ------------

     Expenses:
         Interest expense                                                          590              166             218
         Other expense                                                              67               42              16
                                                                          ------------    -------------    ------------

              Total expenses                                                       657              208             234
                                                                          ------------    -------------    ------------

     Income before income taxes                                                  3,827            2,307           1,926
     Income tax benefit                                                            283               33              26
                                                                          ------------    -------------    ------------

     Income before equity in undistributed
       net income of subsidiaries                                                4,110            2,340           1,952

     Equity in undistributed net income of subsidiaries                          8,149              387           5,836
                                                                          ------------    -------------    ------------

     Net income                                                           $     12,259    $       2,727    $      7,788
                                                                          ============    =============    ============

STATEMENTS OF CASH FLOWS

                                                                                           Years Ended
                                                                                           December 31,
                                                                                          (in thousands)
                                                                               1997            1996             1995

     Operating activities:
         Net income                                                       $     12,259    $       2,727    $      7,788
         Adjustments to reconcile net income to net
           cash provided by operating activities:
              Undistributed net income of subsidiaries                          (8,149)            (387)         (5,836)
              Change in due from subsidiary                                     (1,678)             (35)           (220)
              Change in other assets                                               (38)             (63)              1
              Change in other liabilities                                        1,480              (15)            850
                                                                          ------------    -------------    ------------
                  Net cash provided by operating activities                      3,874            2,227           2,583
                                                                          ------------    -------------    ------------

     Investment activities:
         Purchases of repurchase agreements                                                                     (55,292)
         Purchase of common stock of subsidiary bank                            (6,775)          (3,999)
         Proceeds from maturities of repurchase agreements                         889            3,999          50,507
                                                                          ------------    -------------    ------------
              Net cash used in investing activities                             (5,886)                          (4,785)
                                                                          ------------    -------------    ------------

     Financing activities:
         Sale of preferred stock                                                                                  5,000
         Dividends paid                                                         (1,992)          (1,899)         (1,563)
         Sale of common stock and stock options exercised                          153                              306
         Purchase and retirement of common stock                                                                    (74)
         Proceeds from issuance of long-term debt                                6,752
         Payments on long-term debt                                             (1,638)            (350)           (987)
         Retirement of preferred stock                                          (1,218)
                                                                          ------------    -------------    ------------
              Net cash provided by (used in) financing activities                2,057           (2,249)          2,682
                                                                          ------------    -------------    ------------

     Net increase (decrease) in cash and cash equivalents                           45              (22)            480

     Cash and cash equivalents, beginning of year                                  551              573              93
                                                                          ------------    -------------    ------------

     Cash and cash equivalents, end of year                               $        596    $         551    $        573
                                                                          ============    =============    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Deloitte & Touche LLP were the principal accountants for Republic Bancorp, Inc. from 1983 through 1995. As reported on Form 8-K filed with the Securities and Exchange Commission on May 31, 1996, Deloitte & Touche LLP were dismissed as the principal accountants and Crowe, Chizek and Company LLP were engaged as the principal accountants.

The audit reports of Deloitte & Touche LLP on the consolidated financial statements of Republic Bancorp, Inc. as of and for the year ended December 31, 1995 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

The audit reports of Crowe, Chizek and Company LLP on the consolidated financial statements as of and for the years ended December 31, 1997 and 1996 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

There have been no disagreements with any of the independent accountants.

                                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following directors of Republic were elected at the most recent annual meeting of shareholders held on January 12, 1998. All information is presented as of January 12, 1998. All directors of Republic were elected to a one year term. The table also includes, as designated, Republic's executive officers.


DIRECTORS & EXECUTIVE OFFICERS OF REPUBLIC
Name, Age and Principal Occupation During the Past Five Years           Director  Class of      Number     Percent
                                                                         Since    Common
                                      Stock
BERNARD M. TRAGER, 70, has served as Chairman of Republic since           1982        A      3,848,493(1)    61.42%
1982.  From 1994 to 1997 he also served as CEO of Republic.                           B       772,929 (2)    63.93%

STEVEN E. TRAGER, 38, began serving as President and CEO of Republic      1988        A         3,277,198    52.31%
in 1997.  From 1994 to 1997 he served as President & Secretary.  From                 B               (3)    36.79%
1993 to 1994 he served as Vice Chairman, General Counsel &                                    444,839 (4)
Secretary.  In 1990, he was promoted from Vice President, General
Counsel & Secretary to Senior Vice President, General Counsel &
Secretary.

A. SCOTT TRAGER, 46, has served as Vice Chairman of Republic since        1990        A         50,605(5)      .81%
1994 and has served as President of the Bank since 1984.                              B         10,121(6)      .84%

E. WILLIAM PETTER, JR., 48, began serving as Vice Chairman & Chief        1995        A            36,500      .58%
Operating Officer of Republic during 1997.  From 1995 to 1997 he                      B             7,300      .60%
served as Vice Chairman & Chief Financial Officer.  He served as
Executive Vice President and Chief Financial Officer of the Bank
since 1993.  From 1990 to 1993 he served as Senior Vice President and
Chief Financial Officer of the Bank.

R. WAYNE STRATTON, 51, is a partner in the CPA firm of Jones, Nale &      1995        A             4,250      .07%
Mattingly PLC since 1974.                                                             B               850      .07%

LARRY M. HAYES, 50, is president of Midwest Construction Company,         1995        A            11,735      .19%
Inc., Lexington, Kentucky since 1989.  Mr. Hayes is Vice Chairman of                  B             2,347      .19%
the Board of Directors of Louisville Gardens, Inc.; a member of the
Board of Trustees of St. Catherine College and the Greater Louisville
Economic Development Partnership.

A. WALLACE GRAFTON, JR.,  60, is a partner at Wyatt, Tarrant & Combs      1998        A            25,970      .41%
law firm.  He also serves as a member of the University of Louisville                 B             5,194      .43%
Board of Overseers.

SAMUEL G. SWOPE,  71, is the Chairman of Swope AutoCenter.  He also       1998        A            14,235      .23%
serves on the University of Louisville Board of Overseers.                            B             2,847      .24%

D. HARRY JONES, 68, is an Executive Vice President of Jones Plastic       1995        A            14,235      .23%
and Engineering Corporation since 1961.  He serves as Trustee for the                 B             2,847      .24%
University of Louisville; Chairman of the Board of Trustees of
Suburban Hospital; and a member of the Kentucky Personnel Board.

R. MICHAEL MARKS, 53, has served as Executive Vice President of the                   A            26,000      .41%
Lexington Region since 1992.                                                          B             5,200      .43%

All Executive Officers and Directors as a                                             A         4,047,023    64.59%
Group (10 persons)                                                                    B           812,635    67.21%

1) Includes 3,262,198 shares in the name of Jaytee Properties Limited Partnership of which Mr. Bernard M. Trager is a general partner and Mrs. Jean S. Trager, his wife, is a limited partner.

2) Includes 441,839 shares in the name of Jaytee Properties Limited Partnership of which Mr. Bernard M. Trager is a general partner and Mrs. Jean S. Trager, his wife, is a limited partner, and 58,727 shares in the name of Jean S. Trager.

3) Includes 3,262,198 shares in the name of Jaytee Properties Limited Partnership of which Mr. Steven E. Trager is a general partner and Mr. Trager's two minor children are limited partners.

4) Includes 441,839 shares in the name of Jaytee Properties Limited Partnership of which Mr. Steven E. Trager is a general partner and Mr. Trager's two minor children are limited partners.

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

FAMILY RELATIONSHIPS
                                            Relationship between any director or
Name of Director/Executive Officer             executive officer of Republic

Bernard M. Trager                                Father of Steven E. Trager
                                                 Uncle of A. Scott Trager

Steven E. Trager                                 Son of Bernard M. Trager
                                                 Cousin of A. Scott Trager

A. Scott Trager                                  Nephew of Bernard M. Trager
                                                  Cousin of Steven E. Trager

ITEM 11.  EXECUTIVE COMPENSATION

The following table contains the compensation of the named executive officers for Republic for years ended December 31, 1997, 1996, and 1995.

Summary Compensation Table

                                           Annual Compensation         Long Term Compensation Awards

                                                             Bonus         Securities         All Other
     Name & Principal Position        Year      Salary        (1)      Underlying Options   Compensation

Bernard M. Trager, Chairman           1997      $220,000     $170,000              ---            $62,141(2)
                                      1996       220,000       90,000              ---             61,216(3)
                                      1995       220,000      100,000              ---             60,856(4)

Steven E. Trager, President, CEO      1997      $160,000      $80,000              ---            $14,648(2)
                                      1996       160,000          ---              ---              6,825(3)
                                      1995       160,000      100,000       30,000 (5)              6,921(4)

L. Lee Kinsolving, Jr., Vice          1997      $160,000      $80,000              ---            $14,043(2)
Chairman & Director (7)               1996       160,000          ---              ---              6,825(3)
                                      1995       160,000      100,000       30,000 (5)              6,825(4)

A. Scott Trager, Vice Chairman &      1997      $160,000      $80,000              ---            $15,148(2)
Director                              1996       160,000          ---              ---              6,825(3)
                                      1995       160,000      100,000       30,000 (5)              6,825(4)

E. William Petter, Jr., Vice          1997      $160,000      $80,000              ---             $9,160(2)
Chairman & Director                   1996       160,000          ---              ---              6,825(3)
                                      1995       160,000      100,000       30,000 (5)              7,134(4)

R. Michael  Marks, Executive Vice     1997       $98,800      $40,000              ---             $9,674(2)
President                             1996        95,000       25,000              ---              9,504(3)
                                      1995        88,500       25,000       24,000 (6)              8,894(4)

(1) Represents incentive bonuses awarded after year-end for achievement of corporate, individual and organizational objectives in fiscal years 1997, 1996 and 1995.

(2) Includes  matching  contributions  to 401(k)  Retirement  Plan,  ($6,000 for
Bernard M. Trager, $6,000 for Steven E. Trager, $4,000 for L. Lee Kinsolving, Jr., $6,000 for A. Scott Trager, $6,000 for E. William Petter, Jr., and $4,651 for R. Michael Marks), amount paid on split dollar life insurance policy ($45,665 for Bernard M. Trager), life and disability insurance policies ($3,490 for Bernard M. Trager and $3,160 each for Steven E. Trager, L. Lee Kinsolving, Jr., A. Scott Trager, E. William Petter, Jr., and R. Michael Marks) and amounts paid for membership dues ($6,986 for Bernard M. Trager, $5,488 for Steven E. Trager, $6,883 for L. Lee Kinsolving, Jr., $5,988 for A. Scott Trager, and $2,200 for R. Michael Marks).

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

(4) Includes  matching  contributions  to 401(k)  Retirement  Plan,  ($5,625 for
Bernard M. Trager, $5,721 for Steven E. Trager, $5,625 for L. Lee Kinsolving, Jr., $5,625 for A. Scott Trager, and $5,934 for E. William Petter, Jr.), amount paid on split dollar life insurance policy ($54,031 for Bernard M. Trager) and on life insurance policies ($1,200 for each of Bernard M. Trager, Steven E. Trager, L. Lee Kinsolving, Jr., A. Scott Trager, and E. William Petter, Jr.).

(5) Includes 25,000 options for Class A Common Stock and 5,000 options for Class B Common Stock.

(6) Includes 20,000 options for Class A Common Stock and 4,000 options for Class B Common Stock.

(7) Mr. Kinsolving retired as an executive officer of Republic in November 1997.

Stock Options

During 1997, no stock options were granted to executive officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR


                      Class of   Shares                        Number of Securities
                      Common      Acquired     Value          Underlying Unexercised             Value of Unexercised
        Name            Stock    on          Realized      Options at December 31, 1997        In-the-Money Options at
                                  Exercise                                                        December 31, 1997
                                                          Exercisable      Unexercisable      Exercisable    Unexercisable
                                                               (#)              (#)               (#)            (#)(1)

Bernard M. Trager         A                                     0                 --                0                 0
                          B                                     0                 --                0                 0
Steven E. Trager          A           2,500   $4,980            0             22,500                0           $43,650
                          B             500   $1,150            0              4,500                0            $8,730
A. Scott Trager           A                                     0             25,000                0           $65,000
                          B                                     0              5,000                0           $13,000
E. William Petter,        A                                     0             25,000                0           $65,000
Jr.                       B                                     0              5,000                0           $13,000
R. Michael Marks.         A                                     0             20,000                0           $52,000
                          B                                     0              4,000                0           $10,400

(1) Value is based on closing book value per share on December 31, 1997 minus the exercise price. Republic's common stock has no established public trading market. Therefore, amounts were computed based on book value per share.

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

Change in Control Arrangements

Republic entered into Officer Compensation Continuation Agreements with each of Steven E. Trager, A. Scott Trager, L. Lee Kinsolving, Jr., and E. William Petter, Jr., which became effective January 12, 1995. These Agreements provide for the payment of the executive officer's base salary and continuation of such executive officer's other employment benefits for up to a period of two years in the event of a change in control of Republic. In addition, any stock options or other similar rights will become immediately exercisable upon a change in control which results in termination. For purposes of these Agreements, a change in control includes a substantial reduction in the voting power of the stock held by the Trager family. Mr. Kinsolving's Agreement terminated upon his retirement.

Compensation of Directors

As of December 31, 1997, no directors were paid for their services rendered to Republic. During 1997, certain directors of Republic received fees from the Bank for services rendered as Bank directors as follows:

         R. Wayne Stratton                    $10,900
         Larry M. Hayes (1)                    $9,525
         A. Wallace Grafton, Jr.               $9,150
         Samuel G. Swope                       $8,150
         D. Harry Jones                        $8,400

(1) See also Item 13 "Other Transactions"

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Republic's Class A Common Stock and Class B Common Stock as of March 24, 1998 held by each person who is known by Republic to own beneficially more than five percent (5%) of such class. Except as otherwise indicated, no person named in the table shares voting or investment power with respect to his or her beneficially owned shares.

             5% Stockholders                                    Shares Beneficially Owned
                                            Class of Common Stock         Number               Percent

Bernard M. Trager                                     A                  3,848,493 (1)                  61.42%
601 West Market  Street                               B                    772,929 (2)                  63.93%
Louisville, Kentucky 40202

Steven E. Trager                                      A                  3,277,198 (3)                  52.31%
601 West Market Street                                B                    444,839 (4)                  36.79%
Louisville, Kentucky 40202

Jaytee Properties Limited Partnership                 A                  3,262,198 (3)                  52.07%
7413 Cedar Bluff Court                                B                    441,839 (4)                  36.54%
Prospect, Kentucky 40059

1) Includes 3,262,198 shares in the name of Jaytee Properties Limited Partnership of which Mr. Bernard M. Trager is a general partner and Mrs. Jean S. Trager, his wife, is a limited partner.

2) Includes 441,839 shares in the name of Jaytee Properties Limited Partnership of which Mr. Bernard M. Trager is a general partner and Mrs. Jean S. Trager, his wife, is a limited partner, and 58,727 shares owned by Mrs. Jean S. Trager.

3) Includes 3,262,198 shares in the name of Jaytee Properties Limited Partnership of which Mr. Steven E. Trager is a general partner and Mr. Trager's two minor children are limited partners.

4) Includes 441,839 shares in the name of Jaytee Properties Limited Partnership of which Mr. Steven E. Trager is a general partner and Mr. Trager's two minor children are limited partners.

5) Jaytee Properties is a limited partnership of which Mr. Bernard Trager and Mr. Steve Trager are general partners. As general partners, Mr. Bernard Trager and Mr. Steve Trager share voting and investment power over the shares held by the partnership.

The following table provides information about the units of Jaytee Properties Limited Partnership owned by directors and officers of Republic:

                                                                      Percent
Name                                             No. of Units     of Outstanding

Bernard Trager                                    1,312,351(a)         65.62%
Steve Trager                                        360,564(b)         18.03%
Scott Trager                                          2,020             0.10%

a)       Includes 639,121 units held by Bernard Trager's wife.
b) Includes 271,080 units held in a revocable trust and 89,484 shares held for the benefit of Mr. Steve Trager's minor children.

See Item 10, "Directors and Executive Officers of the Registrant", with respect to security ownership by Republic's directors and executive officers, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Leasing Arrangements - Republic leases space in three buildings, as well as land owned by Bernard M. Trager, Chairman of Republic, and Jean Trager, his wife. The buildings include Republic Corporate Center, which serves as both a downtown banking center and administrative headquarters, as well as the Hurstbourne Parkway and Bardstown Road banking centers. The leased land is located on U.S. Highway 22 where Republic currently has a temporary banking center. Altogether, the Bank leases approximately 70,500 square feet and pays approximately $99,600 per month with lease terms expiring through June 30, 2003.

Each of the above transactions were obtained on terms comparable to those which could have been obtained from an unaffiliated party.

Transactions With Directors - The law firm of Wyatt, Tarrant & Combs provides legal services to Republic. A. Wallace Grafton, Jr., a director of the Bank and Republic , is a partner in Wyatt, Tarrant & Combs. Fees paid to Wyatt, Tarrant & Combs totaled $30,801 in 1997.

During 1997, the Bank paid $245,424 to Midwest Construction Company, Inc. for banking center construction. Larry Hayes, a director of the Bank and Republic is President of Midwest Construction Company, Inc.

Other Transactions - Steven E. Trager, a director and executive officer, and Shelley Kusman, a more than five percent shareholder of Republic, and Jean Trager, Bernard M. Trager's wife, are directors of Bankers Insurance Agency, Inc., a title insurance agency which provides title insurance coverage to customers of Republic. These services resulted in commissions to Bankers
Insurance Agency of $496,000 in 1997. The majority owner of Bankers Insurance Agency is Shelley Kusman. Minority shareholders in Bankers Insurance Agency include Steven E. Trager, Jean Trager, and the grandchildren of Bernard M.
Trager; Michael Kusman, Andrew Kusman, Brett Kusman, Kevin Trager and Emily Trager. Steven E. Trager and Shelley Kusman are children of Bernard M. Trager.

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

The Bank has made loans to executive officers, holders of ten percent (10%) or more of the shares of any class of its common stock and affiliates and directors in the ordinary course of business, on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1997, directors and executive officers of Republic had loans outstanding of $4.7 million. All such loans are in the ordinary course of business and do not have favorable terms nor involve more than the normal risk of collectibility or present unfavorable features as compared to comparable transactions with the general public.

                                     PART IV

ITEM 14.

  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

  (a) The following documents are filed as a part of this Report:

  1.     Financial Statements: The Consolidated Financial Statements
         of Republic Bancorp, Inc. and Report of Independent Auditors    Page(s)
         have been included as Item 8 - Part II of this filing and consist of the following:

           Report of Independent Auditors                                  27-28

           Consolidated Balance Sheet - December 31, 1997 and 1996            29

           Consolidated Statements of Income - Years Ended December 31,
            1997, 1996, and 1995                                           30-31

           Consolidated Statements of Stockholders' Equity - Years
            Ended December 31, 1997, 1996, and 1995                           32

           Consolidated Statements of Cash Flows - Years Ended December
            31, 1997, 1996, and 1995                                       33-34

           Notes to Consolidated Financial Statements                     35-36


  2. Financial Statement Schedules: Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

  (b) Reports on Form 8-K:  Republic Bancorp, Inc.  fourth quarter, 1997.

During the fourth quarter of 1997, Republic Bancorp, Inc. filed a report on Form 8-K, dated November 7, 1997, to report, under Item 2 of that form, the disposition of certain assets and deposits of its branch offices in Murray, Benton and Paducah, Kentucky, and the pending sale of certain assets and deposits of its branch office in Mayfield, Kentucky, and to report, under Item 7, the filing as exhibits of the purchase and assumption agreements Republic had entered into in connection with the transactions, and that the filing of pro forma financial statements at that time was impracticable.

During the first quarter of 1998, Republic filed an amendment to the report on Form 8-K, dated November 7, 1997, to report, under Item 2 of that form, the Murray, Benton, Paducah, and Mayfield, Kentucky, branch sale transactions and to file, under Item 7 of that form, pro forma financial statements reflecting the sale transactions.

  (c) Exhibits: The list of exhibits in the Index To Exhibits appearing on page 64 is incorporated herein by reference.

                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REPUBLIC BANCORP, INC.

                                           By: /s/ Steven E. Trager
                                               --------------------
                                                   Steven E. Trager
                                                   Chief Executive Officer

                                           By: /s/ Mark A. Vogt
                                               --------------------
                                                   Mark A. Vogt
                                                   Chief Financial Officer

Dated: March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/ Bernard M. Trager                   Chairman and Director
   --------------------------
       Bernard M. Trager
Date:  March 31, 1998

By /s/ E. William Petter, Jr.              Chief Operating Officer, Vice
   --------------------------              Chairman and Director
       E. William Petter, Jr.
Date:  March 31, 1998

By /s/ Steven E. Trager                    Chief Executive Officer and Director
   --------------------------
       Steven E. Trager
Date:  March 31, 1998

By /s/ A. Scott Trager                     Executive Vice President, Vice
   --------------------------              Chairman and Director
       A. Scott Trager
Date:  March 31, 1998


By /s/ A. Wallace Grafton, Jr.              Director
   --------------------------
A. Wallace Grafton, Jr.
Date:  March 31, 1998

                                  EXHIBIT INDEX

                                                          Incorporated
Numbers           Description                            By Reference To

2.1   Agreement to Purchase Assets and            Incorporated by reference to
      Assume Liabilities dated April 1, 1997      Exhibit 2.1 on Form 8-K as of
      by and between United Commonwealth          November 7, 1997 and filed by
      Bank, FSB and Republic Bank &               Republic with the Commission.
      Trust Company (Previously Filed)

2.2   Purchase and Assumption Agreement           Incorporated by reference to
      dated July 18, 1997 between The             Exhibit 2.2 on Form 8-K as of
      Paducah Bank & Trust Company and            November 7, 1997 and filed by
      Republic Bank & Trust Company               Republic with the Commission.
      (Previously Filed)

2.3   Purchase and Assumption Agreement           Incorporated by reference to
      dated July 21, 1997 between Peoples         Exhibit 2.3 on Form 8-K as of
      First National Bank & Trust Company         November 7, 1997 and filed by
      and Republic Bank & Trust Company           Republic with the Commission.
      (Previously Filed)

2.4   Purchase and Assumption Agreement           Incorporated by reference to
      dated September 12, 1997 between            Exhibit 2.4 on Form 8-K as of
      First Federal Savings Bank of               November 7, 1997 and filed by
      Leitchfield and Republic Bank &             Republic with the Commission.
      Trust Company (Previously Filed)

3(i)  Articles of Incorporation                   Articles of Incorporation, as
                                                  amended, of Republic are
                                                  incorporated  by  reference
                                                  to Exhibit 3(i) of Form 10-K
                                                  for the year ended December
                                                  31, 1995.

3(ii) Bylaws                                      Bylaws of Republic are
                                                  incorporated by reference to
                                                  Exhibit of the Registrant
                                                  Statement on Form S-4 (File
                                                  No. 33-77324) filed by
                                                  Republic with the Commission.

4.1   Provisions of Articles of                   See Articles of Incorporation,
      Incorporation of Republic                   as amended, of Republic
      Defining Republic                           incorporated as Exhibit 3(i)
      the Rights of Security Holders              herein.


4.2   Agreement Pursuant to Item 601              Filed as Exhibit 4.2 on page
      (b)(iii) of Regulation S-K filed as         66 of this Form 10-K for the
      Exhibit 4.2 herein.                         year ended December 31, 1997.

10.1* Officer Compensation Continuation           Incorporated by reference to
      Agreement with Steven E. Trager,            Exhibit 10.1 on Form 10-K for
      dated January 12, 1995                      the year ended December 31,
                                                  1995 and filed by Republic
                                                  with the Commission.

10.2* Stock Option Plan Agreement with            Incorporated by reference to
      Steven E. Trager, dated January             Exhibit 10.2 on Form 10-K for
      12, 1996                                    the year ended December 31,
                                                  1995 and filed by Republic
                                                  with the Commission.

10.3* Officer Compensation Continuation           Incorporated by reference to
      Agreement with L. Lee Kinsolving, Jr.,      Exhibit 10.3 on Form 10-K for
      dated January 12, 1995                      the year ended December 31,
                                                  1995 and filed by Republic
                                                  with the Commission.

10.4* Stock Option Plan Agreement with L.         Incorporated by reference to
      Lee Kinsolving, Jr. dated January           Exhibit 10.4 on Form 10-K for
      12, 1996                                    the year ended December 31,
                                                  1995 and filed by Republic
                                                  with the Commission.

10.5* Officer Compensation Continuation           Incorporated by reference to
      Agreement with A. Scott Trager,             Exhibit 10.5 on Form 10-K for
      dated January 12, 1995                      the year ended December 31,
                                                  1995 and filed by Republic
                                                  with the Commission.

10.6* Stock Option Plan Agreement with            Incorporated by reference to
      A. Scott Trager dated January 12, 1996      Exhibit 10.6 on Form 10-K for
                                                  the year ended December 31,
                                                  1995 and filed by Republic
                                                  with the Commission.

10.7* Officer Compensation Continuation           Incorporated by reference to
      Agreement with E. William Petter,           Exhibit 10.7 on Form 10-K for
      Jr., dated January 12, 1995                 the year ended December 31,
                                                  1995 and filed by Republic
                                                  with the Commission.

10.8* Stock Option Plan Agreement with            Incorporated by reference to
      E. William Petter, Jr., dated January       Exhibit 10.8 on Form 10-K for
      12, 1996                                    the year ended December 31,
                                                  1995 and filed by Republic
                                                  with the Commission.

10.9* Death Benefit Agreement with                Incorporated by reference to
      Bernard M. Trager dated September           Exhibit 10.9 on Form 10-K for
      10, 1996                                    the year ended December 31,
                                                  1996 and filed by Republic
                                                  with the Commission.

11    Statement  regarding  Compensation          Filed as Exhibit 11 on page
      of Per Share Earnings                       on page 67 of this Form 10-K
                                                  for the year ended December
                                                  31, 1997.

21    Subsidiaries of the registrant              Filed as Exhibit 21 on page 68
                                                  of this Form 10-K for the year
                                                  ended December 31, 1997.

27    Financial Data Schedule                     Filed as Exhibit 27 on page 69

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

       Date:     March 27, 1997


                                          REPUBLIC BANCORP, INC.

                                          By: /s/ E. William Petter, Jr.
                                          Title: Executive Vice President &
                                                 Chief Operating Officer

Exhibit 11.
Statement Regarding Computation of Per Share Earnings

See Item 8 Note 13 "Earnings Per Share" for calculations.

                                   EXHIBIT 21

                     Subsidiaries of Republic Bancorp, Inc.*

      Name of Subsidiary                              State in Which Organized

 Republic Bank & Trust Company                                 Kentucky
     Republic Capital Trust                                    Delaware

*Certain subsidiaries are not listed since, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary at December 31, 1997.