Form 10-Q
period 1998-03-31
REPUBLIC BANCORP INC /KY/
filed 1998-05-15
CIK 921557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

             X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

                                       OR

            Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 33-77324

                             REPUBLIC BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            Kentucky                                       61-086205
 (State of other jurisdiction or            (I.R.S. Employer Identification No.)
  incorporation or organization)

  601 West Market Street, Louisville, Kentucky               40202
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

                                                X Yes    No

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,270,531 shares of Class A Common Stock and 1,209,037 shares of Class B Common Stock as of May 13, 1998.

The Exhibit index is on page 28. This filing contains 90 pages (including this facing sheet).

REPUBLIC BANCORP, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

Item 1.       Financial Statements                                         3-14
Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      15-24
Item 3.       Quantitative and Qualitative Disclosures about Market Risk     24

PART II - OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                      25
Item 4.       Submission of Matters to a Vote of Securities Holders          25
Item 6.       Exhibits and Reports on Form 8-K                               26
              Signatures                                                     27

PART I

ITEM 1

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

                                                                                    March 31,       December 31,
                                                                                      1998              1997
ASSETS:
Cash and cash equivalents:
     Cash and due from banks                                                    $      21,354        $       24,546
     Federal funds sold and securities purchased under
         agreements to resell                                                          29,675
                                                                                -------------        --------------
         Total cash and cash equivalents                                               51,029                24,546

Securities available for sale                                                         134,364                93,826
Securities to be held to maturity                                                      80,103                98,546
Loans, less allowance for loan losses of
     $8,234 (1998) and $8,176 (1997)                                                  783,505               794,939
Mortgage loans held for sale                                                           26,100                 9,970
Federal Home Loan Bank stock                                                           10,716                 8,124
Accrued interest receivable                                                             9,033                 8,803
Premises and equipment, net                                                            13,059                12,774
Other assets                                                                            4,667                 3,422
                                                                                -------------        --------------

TOTAL                                                                           $   1,112,576        $    1,054,950
                                                                                =============        ==============

LIABILITIES:
     Deposits:
         Non-interest bearing                                                   $      75,900        $       65,913
         Interest bearing                                                             652,169               665,685
     Securities sold under agreements to repurchase and
         other short-term borrowings                                                  110,477               111,137
     Other borrowed funds                                                             179,164               124,405
     Accrued interest payable                                                          10,349                 6,233
     Guaranteed preferred beneficial interests in
       Company's subordinated debentures                                                6,452                 6,452
     Other liabilities                                                                  4,631                 6,739
                                                                                -------------        --------------

         Total liabilities                                                          1,039,142               986,564
                                                                                -------------        --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A and Class B Common stock, no par value                                     3,615                 3,613
     Additional paid-in capital                                                        10,890                10,833
     Retained earnings                                                                 59,113                53,994
     Net unrealized depreciation on securities available
       for sale, net of tax                                                              (184)                  (54)
                                                                                -------------        --------------


         Total stockholders' equity                                                    73,434                68,386
                                                                                -------------        --------------

TOTAL                                                                           $   1,112,576        $    1,054,950
                                                                                =============        ==============


See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31,1998 AND 1997(in thousands,except per share data)


                                                                                      1998              1997
INTEREST INCOME:
     Loans, including fees                                                        $    19,123      $    18,815
     Securities available for sale                                                      1,725            1,463
     Securities to be held to maturity:
         Taxable                                                                        1,475            1,978
         Non-taxable                                                                       28               31
     FHLB dividends                                                                       188              110
     Other                                                                                246              213
                                                                                  ------------     -----------
         Total interest income                                                         22,785           22,610
                                                                                  -----------      -----------

INTEREST EXPENSE:
     Deposits                                                                           8,532            9,664
     Short-term borrowings                                                              1,216            1,242
     Long-term debt                                                                     2,667            1,697
                                                                                  -----------      -----------
         Total interest expense                                                        12,415           12,603
                                                                                  -----------      -----------

NET INTEREST INCOME                                                                    10,370           10,007

PROVISION FOR LOAN LOSSES                                                                 643            1,298
                                                                                  -----------      -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                             9,727            8,709
                                                                                  -----------      -----------

NON-INTEREST INCOME:
     Service charges on deposit accounts                                                  753              777
     Other service charges and fees                                                       397              310
     Bank card services                                                                                    409
     Net gain on available for sale securities                                            324
     Net gain on sale of loans                                                          1,009              281
     Net gain on sale of deposits                                                       4,116
     Loan servicing income                                                                166              189
     Other                                                                                147              130
                                                                                  -----------      ------------
         Total non-interest income                                                      6,912            2,096
                                                                                  -----------      -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                                     4,076            3,688
     Occupancy and equipment                                                            1,862            2,006
     Communication and transportation                                                     426              436
     Marketing and development                                                            305              363
     FDIC deposit insurance                                                                84               53
     Supplies                                                                             260              242
     Other                                                                              1,061            1,207
                                                                                  -----------      -----------
         Total non-interest expense                                                     8,074            7,995
                                                                                  -----------      -----------

INCOME BEFORE INCOME TAXES                                                              8,565            2,810

INCOME TAXES                                                                            3,041              930
                                                                                  -------------    -----------

NET INCOME                                                                        $     5,524      $     1,880
                                                                                  ===========      ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31,1998 AND 1997(in thousands, except per share data)

                                                                        1998            1997

Other comprehensive income (loss), net of tax:
     Change in unrealized gain (loss) on securities                $        (130)   $       (664)
                                                                   -------------    ------------

Comprehensive income                                               $       5,394    $      1,216
                                                                   =============    ============

EARNINGS PER SHARE
     Class A                                                       $         .74    $        .25
     Class B                                                       $         .73    $        .24


EARNINGS PER SHARE ASSUMING DILUTION
     Class A                                                       $         .71    $        .24
     Class B                                                       $         .70    $        .24



See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (in thousands, except for per share data)

                                                                                                          Net Unrealized
                                                                                                           Depreciation
                                                             Common Stock            Additional            on Available   Total
                                                     Class A    Class B                Paid-In   Retained    For Sale Stockholders'
                                                      Shares     Shares    Amount      Capital   Earnings   Securities   Equity

BALANCE, January 1, 1998                              6,266      1,209    $ 3,613   $ 10,833     $ 53,994   $   (54)   $ 68,386

Exercised options                                         5                     2         57                                 59

Dividend Declared
     Common:   Class A ($.055 per share)                                                             (345)                 (345)
               Class B ($.05 per share)                                                               (60)                  (60)

Net changes in unrealized depreciation
   on securities available for sale                                                                            (130)       (130)

Net Income                                                                                          5,524                 5,524
                                                    -------    -------     -------   --------     --------   --------   -------
BALANCE, March 31, 1998                               6,271      1,209    $  3,615  $ 10,890     $ 59,113   $  (184)   $ 73,434
                                                    =======    =======     =======  ========     ========   ========   ========


See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (in thousands)

                                                                                      1998              1997
OPERATING ACTIVITIES:
Net income                                                                        $     5,524      $     1,880
     Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
         Depreciation and amortization of premises and equipment                          838            1,047
         Amortization and accretion of securities                                          57              135
         FHLB stock dividends                                                            (188)             (97)
         Provision for loan losses                                                        643            1,298
         Net gain on sale of securities                                                  (324)
         Net gain on sale of loans                                                     (1,009)            (281)
         Net gain on sale of deposits                                                  (4,116)
         Proceeds from sale of loans                                                   58,043           24,235
         Origination of mortgage loans held for sale                                  (73,164)         (22,415)
         Changes in assets and liabilities:
           Accrued interest receivable                                                   (230)             532
           Other assets                                                                  (595)            (150)
           Accrued interest payable                                                     4,116            1,779
           Other liabilities                                                           (2,108)             894
                                                                                  ------------     -----------
                Net cash provided by (used in) operating activities                   (12,513)           8,857
                                                                                  ------------     -----------

INVESTING ACTIVITIES:
     Purchases of securities available for sale                                       (81,269)
     Purchases of securities to be held to maturity                                                    (11,089)
     Purchases of Federal Home Loan Bank stock                                         (2,404)          (1,000)
     Proceeds from maturities of securities to be held to maturity                     18,522           53,305
     Proceeds from sales of securities available for sale                              40,722            9,124
     Net (increase) decrease in loans                                                  10,208          (26,470)
     Purchases of premises and equipment                                               (2,001)          (1,028)
     Proceeds from sales of premises and equipment                                        878
                                                                                  -----------      -----------
                Net cash provided by (used in) investing activities                   (15,344)          22,842
                                                                                  -----------      -----------

FINANCING ACTIVITIES:
     Net increase in deposits                                                          62,151           29,301
     Sale of deposits                                                                 (61,564)
     Net decrease in securities sold under agreement to
         repurchase and other short-term borrowings                                      (660)         (94,183)
     Payments on other borrowings                                                     (35,241)         (42,228)
     Proceeds from other borrowings                                                    90,000           47,000
     Proceeds from issuance of guaranteed preferred beneficial
         interests in Company's subordinated debentures                                                  6,452
     Proceeds from common stock options exercised                                          59
     Cash dividends paid                                                                 (405)            (497)
                                                                                  ------------     ------------
                Net cash provided by (used in) financing activities                    54,340          (54,155)
                                                                                  -----------      ------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                   26,483          (22,456)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         24,546           56,671
                                                                                  ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $    51,029      $    34,215
                                                                                  ===========      ===========


REPUBLIC BANCORP, INC. AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (in thousands)

                                                                                     1998               1997

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                 $     8,299      $    13,135
                                                                                  ===========      ===========

         Income taxes                                                             $     2,581      $
                                                                                  =============    ===========

         Transfers from loans to real estate acquired in
             settlement of loans                                                  $       583      $        61
                                                                                  ===========      ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  BASIS OF PRESENTATION (AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES)

Basis of Presentation - The consolidated financial statements include the accounts of Republic Bancorp, Inc. and its wholly-owned subsidiaries, collectively "Republic". Republic is a unitary bank holding company whose primary subsidiary is Republic Bank & Trust Company (Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic's annual report on Form 10-K for the year ended December 31, 1997.

New Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard changes the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are parts of a company for which separate information is available which is evaluated by the chief operating decision maker in deciding how to allocate resources and in evaluating performance. Required disclosures for operating segments include total segment revenues, total segment profit or loss, and total segment assets. The standard also requires disclosures regarding revenues derived from products and services (or similar groups of products or services), countries in which the company derives revenue or holds assets, and about major customers, regardless of whether this information is used in operating decision making. Republic is required to adopt the disclosure requirements in its 1998 annual report, and in interim periods in 1999. The 1999 interim period disclosures are required to include comparable 1998 information.

Comprehensive Income - Republic adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", effective for the interim period ended March 31, 1998. This Standard requires reporting of comprehensive income, defined as changes in equity other than those resulting from investments by or distributions to stockholders. Net income, plus or minus "other comprehensive income" results in comprehensive income. The only item of other comprehensive income applicable to Republic is the change in unrealized gain or loss on securities available for sale. Comprehensive income is reported on the statement of income. The period ended March 31, 1997 was restated to meet the current reporting format.

Earnings Per Share - Earnings per share and earnings per share assuming dilution are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Earnings per share is based on income less preferred stock dividends (and, in the case of Class B Common stock, less the dividend preference on Class A Common stock) divided by the weighted average number of shares outstanding during the period. Earnings per share assuming dilution shows the effect of additional common shares issuable under stock options, convertible preferred stock and guaranteed preferred beneficial interests in Republic's subordinated debentures. All per share amounts have been restated to reflect the stock splits occurring during the periods presented.

Reclassifications - Certain amounts have been reclassified in the 1997 financial statements to conform with the current period classifications. The reclassifications have no effect on net income or stockholders' equity as previously reported.

2.  CASH & CASH EQUIVALENTS

During 1998, the Bank entered into agreements to purchase securities under agreements to resell ("reverse repurchase agreements"). At March 31, 1998 these reverse repurchase agreements totaled $20.0 million. The securities purchased under these reverse repurchase agreements are government agency securities and pledged against the Bank's customer repurchase accounts. The fair value of the pledged securities as of March 31, 1998 was approximately $19.95. The securities purchased under these agreements are overnight in term and maintained by a third party safekeeping agent for the benefit of the Bank. The average balance of securities purchased under reverse repurchase agreements during the first quarter of 1998 was $7.6 million with a maximum balance outstanding at any month end of $20.0 million.


3.  SECURITIES

Available For Sale Securities:

                                                                             March 31, 1998
                                                                             (in thousands)

                                                                         Gross          Gross
                                                        Amortized     Unrealized     Unrealized       Estimated
                                                          Cost           Gains         Losses        Fair Value

U.S. Treasury Securities and U.S.
  Government Agencies                                $    92,628       $              $   (128)     $   92,500
Mortgage-Backed Securities                                42,015                          (151)         41,864
                                                     -----------       -------         -------      ----------

                                                     $   134,643       $              $   (279)     $  134,364
                                                     ===========       =======        ========      ==========


Securities To Be Held To Maturity:
                                                                            March 31, 1998
                                                                             (in thousands)

                                                                         Gross          Gross
                                                        Amortized     Unrealized     Unrealized       Estimated
                                                            Cost           Gains         Losses     Fair Value

U.S. Treasury Securities and U.S.
  Government Agencies                                $    75,298       $     170    $     (247)    $    75,221
Obligations of state and political
  subdivisions                                             4,244             194                         4,438
Mortgage-backed securities                                   561                           (29)            532
                                                     -----------       ---------    -----------    -----------

Total securities to be held to maturity              $    80,103       $     364    $     (276)    $    80,191
                                                     ===========       =========    ===========    ===========

Securities having an amortized cost of $210.0 million and a fair value of $209.7 million at March 31, 1998, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law. Gross gains on available for sale securities were $324,000 for quarter ended March 31, 1998.


4.  LOANS
                                                                March 31, 1998             December 31, 1997
                                                                --------------             -----------------
                                                                             (in thousands)

Residential real estate                                         $   480,820               $   480,874
Commercial real estate                                               74,462                    76,306
Real estate construction                                             39,539                    37,940
Commercial                                                           22,042                    21,552
Consumer                                                             74,016                    81,967
Home equity                                                         100,154                   102,512
Other                                                                 2,657                     4,094
                                                                -----------               -----------

         Total loans                                                793,690                   805,245

Less:
     Unearned interest income and unamortized
        loan fees                                                     1,951                     2,130
     Allowance for loan losses                                        8,234                     8,176
                                                                -----------               -----------

Loans, net                                                      $   783,505               $   794,939
                                                                ===========               ===========


The following table sets forth the changes in the allowance for loan losses:

                                                                       Three months ended March 31,
                                                                     1998                        1997
                                                                             (in thousands)

Balance, beginning of period                                     $    8,176                 $   6,241
  Provision charged to income                                           643                     1,298
  Charge-offs                                                          (702)                   (1,435)
  Recoveries                                                            117                       177
                                                                 ----------                 ---------

Balance, end of period                                           $    8,234                 $   6,281
                                                                 ==========                 =========



Information about Republic's investment in impaired loans is as follows:

                                                                March 31, 1998             December 31, 1997
                                                                --------------             -----------------
                                                                             (in thousands)

Gross impaired loans                                              $   1,640                  $  1,640
Less: Related allowance for loan losses                                 240                       240
                                                                  ---------                  ---------

Net impaired loans with related allowances                            1,400                     1,400
Impaired loans with no related allowances

Total                                                             $   1,400                  $  1,400
                                                                  =========                  ========

Average impaired loans outstanding                                $   1,640                  $  1,639
                                                                  =========                  ========


5.  INTEREST BEARING DEPOSITS

                                                                March 31, 1998             December 31, 1997
                                                                --------------             -----------------
                                                                             (in thousands)

Demand (NOW, Super NOW and Money Market):                       $   136,710               $   118,870
Savings                                                              11,178                    12,165
Money market certificates of deposit                                 36,897                    41,307
Individual retirement accounts                                       22,555                    30,167
Certificates of deposit, $100,000 and over                           65,116                    63,045
Other certificates of deposit                                       332,016                   352,478
Brokered deposits                                                    47,697                    47,653
                                                                -----------               -----------

     Total interest bearing deposits                            $   652,169               $   665,685
                                                                ===========               ===========


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

                                                                     March 31, 1998         December 31, 1997
                                                                              (dollars in thousands)

     Average outstanding balance                                      $     112,625           $    100,291
     Average interest rate                                                     4.32%                  4.57%
     Maximum outstanding at month end                                 $     130,754           $    111,137
     End of period                                                    $     110,477           $    111,137


7.   OTHER BORROWED FUNDS

                                                                               March 31,      December 31,
                                                                                 1998             1997
                                                                                     (in thousands)

     Federal Home Loan Bank convertible fixed rate
         advance (see comment below)                                         $     30,000
     Federal Home Loan Bank  variable  interest  rate  advances, with  weighted average interest rate of 5.62% at March 31, 1998,
       due through 1999                                                            81,000     $    116,000
     Federal Home Loan Bank fixed interest rate advances,  with weighted
       average interest rate of 5.84% at March 31, 1998, due through 2003          68,164            8,405
                                                                             ------------     ------------

                                                                             $    179,164     $    124,405
                                                                             ============     ============

During the first quarter of 1998, Republic entered into a 5 year convertible fixed rate advance with the Federal Home Loan Bank (FHLB) for $30 million. The advance is fixed for 1 year at 5.11%. At the end of the first year, the FHLB has the right to convert the fixed rate advance on a quarterly basis to a variable rate advance tied to the 3 month LIBOR index. The advance can be prepaid at any quarterly date without penalty, but may not be prepaid at any time during the fixed rate term.

Republic has established a line of credit in the amount of $6.5 million and has pledged 51% of the Bank's outstanding common stock as collateral for this line of credit.

The Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans with an unpaid principal balance of greater than 150% of the outstanding advances. Republic has sufficient collateral to borrow an additional $116 million from the Federal Home Loan Bank. Republic also has unsecured lines of credit totaling $16.7 million and secured lines of credit of $104.7 available through various financial institutions.

During the first quarter of 1998, Republic entered into a 5 year convertible fixed rate advance with the Federal Home Loan Bank (FHLB) for $30 million. The advance is fixed for 1 year at 5.11%. At the end of the first year the FHLB has the right to convert the fixed rate advance on a quarterly basis to a variable rate advance based on the 3 month LIBOR index. The advance can be prepaid at any quarterly repricing date without penalty, but may not be prepaid any time during the fixed rate term.

Aggregate future principal payments on borrowed funds as of March 31, 1998 are as follows:


     Year                                                                     (in thousands)

     1998                                                                     $      2,827
     1999                                                                           85,044
     2000                                                                            1,103
     2001                                                                              190
     2002
     2003                                                                           90,000
                                                                              ------------
     Total                                                                    $    179,164
                                                                              ============

8.  GUARANTEED PREFERRED BENEFICIAL INTERESTS

In February 1997, Republic Capital Trust (RCT), a trust subsidiary of Republic Bancorp, Inc., completed the private placement of 64,520 shares of cumulative trust preferred securities (Preferred Securities) with a liquidation preference of $100 per security. Each security can be converted into five shares of Class A Common Stock at the option of the holder. The proceeds of the offering were loaned to Republic Bancorp, Inc. in exchange for subordinated debentures representing the sole assets of the trust with terms that are similar to the Preferred Securities. Distributions on the securities are payable quarterly at the annual rate of 8.5% of the liquidation preference and are included in interest expense in the consolidated financial statements. Republic undertook the issuance of these securities to enhance its regulatory capital position. These securities are considered as Tier I capital under current regulatory guidelines.

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

9.  EARNINGS PER SHARE

A reconciliation of the combined Class A and B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations is as follows:


                                                                            Three Months Ended
                                                                                 March 31,
                                                                         1998                 1997

     Earnings Per Share
         Net Income                                                  $      5,524        $     1,880
         Less: Dividends declared on preferred stock                                            (106)
                                                                     ------------        -----------

         Net Income available to common shares
           outstanding                                               $      5,524         $    1,774
                                                                     ============         ==========

         Weighted average shares outstanding                                7,479              7,222
                                                                     ============         ==========



                                                                            Three Months Ended
                                                                                 March 31,
                                                                           1998             1997

     Earnings Per Share Assuming Dilution
         Net Income                                                  $      5,524       $      1,880
         Less:  Dividends declared on preferred stock                                           (106)
         Add:  Interest expense, net of tax benefit,
           on assumed conversion of guaranteed
           preferred beneficial interests in
           Republic's subordinated debentures                                  90

         Net Income available to common shareholder
           assuming conversion                                       $      5,614       $      1,774
                                                                     ============       ============

     Weighted average shares outstanding                                    7,479              7,222
     Add dilutive effects of assumed
       conversion and exercise:
         Convertible guaranteed preferred
           beneficial interest in Republic's
           subordinated debentures                                            323
         Stock options                                                        147                 90
                                                                     ------------       ------------
     Weighted average shares and dilutive
       potential shares outstanding                                         7,949              7,312
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

DISPOSITION OF ASSETS

During 1997, Republic elected to focus its resources on its North Central and Central Kentucky markets. Consistent with this new focus, Republic sold its banking centers in the Western Kentucky cities of Murray, Benton, Paducah, and Mayfield. The Murray, Benton and Paducah sales were closed in 1997. During the first quarter of 1998, Republic completed the sale of deposits and fixed assets at the Mayfield banking center. Republic realized a pre-tax gain of approximately $4.1 million from the Mayfield banking center sale which was completed during January, 1998. This sale was comprised of approximately $65.7 million in deposits and certain other fixed assets. Republic retained substantially all of its Mayfield banking center loan portfolio. The Mayfield transaction represented the final Western Kentucky banking center sale.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND DECEMBER 31, 1997

Republic's total assets increased slightly in the first quarter of 1998 from $1.05 billion at December 31, 1997 to $1.1 billion at March 31, 1998. Overall loan origination volume has continued to be strong and charge-offs have continued to moderate. Republic was also able to substantially replace the sold Mayfield deposits with additional deposit growth from its retail operations.

Cash and cash equivalents. Cash and cash equivalents increased from $24.5 million at December 31, 1997 to $51.0 million at March 31, 1998. This increase was primarily comprised of funds generated by core retail deposits and other borrowed funds.

Cash and due from banks decreased $3.2 million, while federal funds sold and securities purchased under agreements to resell totaled $29.7 million. This $29.7 million is primarily composed of overnight reverse repurchase agreements totaling $20.0 million with the remaining balance in overnight fed funds sold. The overnight reverse repurchase agreements provided the Bank with additional collateral which can be pledged against short-term borrowings.

Securities available for sale. Securities available for sale increased from $93.8 million at December 31, 1997 to $134.4 million at March 31, 1998. Republic elected to invest funds from core retail deposits and maturing securities previously held to maturity into securities available for sale in order to provide for more flexibility of administration of the investment portfolio under changing market conditions.

Securities to be held to maturity. Securities to be held to maturity decreased from $98.5 million at December 31, 1997 to $80.1 million at March 31, 1998. The decrease was due to management's decision to reinvest maturing securities into securities available for sale. Securities to be held to maturity consists primarily of U.S. Treasury and U.S. Government Agencies with a range of maturities, none of which exceed 5.5 years.

Loans. Loans decreased from $794.9 million at December 31, 1997 to $783.5 million at March 31, 1998. The decrease in loans is primarily due to paydowns in the Bank's unsecured consumer loan portfolio. Consumer loans decreased from $82.0 million at December 31, 1997 to $74.0 million at March 31, 1998. Approximately 44.6% of loans in the consumer portfolio are unsecured. The unsecured consumer portfolio includes the "All Purpose" and "Pre-Approved" loan programs. Republic's "All Purpose" loans , with total outstandings of $11.9 million at March 31, 1998 and $13.4 million at December 31, 1997, are originated through Republic's banking centers. "Pre-Approved Loans", with total outstandings of $21.2 million at March 31, 1998 and $24.9 million at December 31, 1997, were originated through direct mail, targeting customers both in and outside of Republic's traditional markets. Management plans to continue to allow the outstanding "All Purpose" and "Pre-Approved" portfolios to reduce in the near term.

While the residential real estate portfolio remained flat from December 31, 1997, overall loan origination volume remains strong. The majority of Republic's new fixed rate residential real estate originations are being sold into the secondary market.

Allowance and Provision for Loan Losses. The allowance for loan losses remained constant at $8.2 million from December 31, 1997 to March 31, 1998. Republic's allowance to total loan ratio was 1.04% at March 31, 1998 compared to 1.02% at December 31, 1997.

The provision for loan losses was $643,000 for the three months ended March 31, 1998, compared to $1.3 million for the three months ended March 31, 1997. Net charge-offs decreased significantly from first quarter 1997 to first quarter 1998. Republic's unsecured consumer loan portfolio accounted for 85% of total charge-offs during the first quarter of 1998 and 96% for the first quarter of 1997. Management anticipates that charge-offs in the unsecured loan portfolio may continue at recent levels in the near future and believes, based on information presently available, that it has adequately provided for those losses at March 31, 1998.

Table 1 below depicts the allowance activity by loan type for the three months ended March 31, 1998 and 1997.

Table 1 - Summary of Loan Loss Experience


                                                                        Three Months Ended March 31,
                                                                       1998                     1997
                                                                               (in thousands)

Allowance for loan losses:
     Balance-beginning of period                                  $   8,176                  $  6,241

Charge-offs:
     Real Estate                                                        (19)                      (22)
     Commercial                                                                                   (38)
     Consumer                                                          (683)                   (1,375)
                                                                  ---------                  --------
       Total                                                           (702)                   (1,435)
                                                                  ---------                  --------

Recoveries:
     Real Estate                                                          3                        18
     Commercial                                                           4                         0
     Consumer                                                           110                       159
                                                                  ---------                  --------
       Total                                                            117                       177
                                                                  ---------                  --------

Net charge-offs                                                        (585)                   (1,258)

Provision for loan losses                                               643                     1,298
                                                                  ---------                  --------
Allowance for loan losses:
     Balance-end of period                                        $   8,234                  $  6,281
                                                                  =========                  ========


Mortgage loans held for sale. Mortgage loans held for sale increased from $10.0 million at December 31, 1997 to $26.1 million at March 31, 1998. Republic's origination of mortgage loans for sale increased from $41 million during the quarter ended December 31, 1997 to $73 million for the quarter ended March 31, 1998. The increase in origination loan volume was the result of favorable long-term interest rates and an increase in mortgage loan origination staff. Republic anticipates that the volume of secondary market originations will continue in the near term if long-term interest rates remain at current levels. Also during the first quarter of 1998, Republic securitized approximately $6 million in 15 year fixed rate originations. These securities were subsequently sold for a modest gain during April of 1998.

Deposits. Total deposits decreased marginally to $728.0 million at March 31, 1998 compared to $731.6 million at December 31, 1997. The decrease in deposits was primarily the result of the sale of deposits totaling $65.7 million at the Mayfield banking center. This decrease was offset by solid growth in retail deposits. Republic's growth in retail deposits was the result of management's emphasis on funds management. Republic has hired a cash management specialist as well as designated a senior officer to focus on deposit growth initiatives during 1998. Management plans to continue its deposit gathering initiatives through aggressive pricing strategies and new products.

Other borrowed funds. Other borrowed funds increased from $124.4 million at December 31, 1997 to $179.1 million at March 31, 1998. During the first quarter of 1998 Republic borrowed $60 million from the FHLB to fund the sale of deposits in Mayfield.

RESULTS OF OPERATIONS

Overview. Republic reported net income of $5.5 million, or $.74 per Class A common share and $.73 per Class B common share, for the first quarter of 1998. Earnings for the first quarter 1998 produced an annualized return on average assets of 1.29% and a return on average stockholders' equity of 19.28%, compared to returns of .69% and 12.64%, respectively, for the comparable period in 1997. Excluding the one-time gain on sale of deposits, Republic's net income after tax for the first quarter of 1998 would have been $2.9 million with a return on average assets of 1.05% and a return on average stockholders' equity of 15.66%.

Net Interest Income. For the first quarter 1998, net interest income increased a modest $363,000 over the $10.0 million attained during the first quarter of 1997. During the first quarter 1998, average interest-earning assets were $1.1 billion, an increase of $9.9 million over first quarter 1997. The yield on average interest-earning assets decreased from 8.63% during first quarter of 1997 to 8.62% during first quarter of 1998. As a result of these small changes, interest income was effectively unchanged. Total average interest bearing liabilities decreased from $948 million in the first quarter of 1997 to $935 million in the first quarter of 1998. This reduction in interest bearing liabilities was primarily due to the sale of deposits from Republic's Western Kentucky banking centers. The cost of average interest-bearing liabilities decreased slightly from 5.32% during first quarter of 1997 to 5.31% in the first quarter of 1998.

Overall, the net interest rate spread remained unchanged at 3.31% from the first quarter of 1997 compared to the first quarter of 1998. The Bank's net interest margin increased from 3.82% in first quarter 1997 to 3.92% in first quarter 1998. The increase in the net interest margin occurred because of an increase in average earning assets over the prior year while average interest bearing liabilities decreased from the prior year. Also as a result of the gains realized on the sale of assets during 1997 and the first quarter of 1998, Republic was able to fund a greater portion of interest earning assets through equity. The changes in average earning assets and average interest bearing liabilities led to an overall increase in net interest income and the corresponding increase in the net interest margin percentage.

Tables 2 and 3 provide detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the three months ended March 31, 1998 and 1997.

Table 2 - Average Balance Sheet Rates for March 31, 1998 and 1997 (dollars in thousands)

                                                              1998                            1997
                                                              ----                            ----
                                                 Average               Average     Average               Average
ASSETS                                           Balance    Interest    Rate       Balance   Interest     Rate
                                                 -------    --------    ----       -------   --------     ----
Earning Assets:
U.S. Treasury and U.S. Government
  Agency Securities                          $157,199      $2,307      5.87%  $ 233,754    $ 3,366       5.76%

State and Political Subdivision Securities      4,263          92      8.63%      4,520         96       8.50%

Other Investments                              10,166         188      7.40%      6,431        111       6.90%

Mortgage-Backed Securities                     46,773         721      6.17%        656          9       5.49%

Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                   24,783         354      5.71%     15,258        213       5.58%

Total Loans and Fees                          814,254      19,123      9.39%    786,882     18,815       9.56%
                                              -------      ------               -------     ------

Total Earning Assets                        1,057,438      22,785      8.62%  1,047,501     22,610       8.63%
                                            ---------      ------             ---------     ------

Less: Allowance for Loan Losses               (8,221)                           (6,256)

Non-Earning Assets:

Cash and Due From Banks                        21,199                            24,299

Bank Premises and Equipment, Net               12,795                            17,731

Other Assets                                   12,410                            11,892
                                               ------                            ------

Total Assets                              $ 1,095,621                       $ 1,095,167
                                          ===========                       ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts                         $ 94,303       $ 762      3.23%  $ 136,416    $ 1,175       3.45%

Money Market Accounts                          79,333         986      4.97%     39,935        468       4.69%

Individual Retirement Accounts                 22,739         339      5.96%     36,430        531       5.83%

Certificates of Deposit and Other
  Time Deposits                               438,325       6,445      5.88%    511,188      7,490       5.86%

Repurchase Agreements and Other
  Borrowings                                  300,799       3,883      5.16%    223,884      2,939       5.25%
                                              -------       -----               -------      -----

Total Interest Bearing Liabilities            935,499      12,415      5.31%    947,853     12,603       5.32%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits                  72,663                            72,189

Other Liabilities                              14,157                            15,643

Stockholders' Equity                           73,302                            59,482
                                               ------                            ------

Total Liabilities and Stockholders'
  Equity                                  $ 1,095,621                       $ 1,095,167
                                          ===========                       ===========

Net Interest Income                                       $10,370                         $ 10,007
                                                          =======                         ========

Net Interest Spread                                                    3.31%                             3.31%
                                                                       =====                             =====

Net Interest Margin                                                    3.92%                             3.82%
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

Table 3 - Volume/Rate Variance Analysis (in thousands)

                                                                            Three Months Ended March 31, 1998
                                                                                       Compared to
                                                                            Three Months Ended March 31, 1997
                                                                                   Increase/(Decrease)
                                                                                         due to

                                                                       Total Net
                                                                        Change            Volume            Rate
Interest Income (1):

U.S. Treasury and Government Agency Securities                       $ (1,059)         $ (1,102)            $ 43

State and Political Subdivision Securities                                 (4)               (5)               1

Other Investments                                                          77                64               13

Mortgage-Backed Securities                                                712               633               79

Federal Funds Sold and Securities Purchased Under
  Agreements to Resell                                                    141               133                8

Total Loans and Fees (2)                                                  308               654             (346)
                                                                          ---               ---              ---

     Net Change in Interest Income                                        175               377             (202)
                                                                          ---               ---              ---

Interest Expense:

Interest Bearing Transaction Accounts                                    (413)             (363)             (50)

Money Market Accounts                                                     518               462               56

Individual Retirement Accounts                                           (192)             (200)               8

Certificates of Deposit and Other Time Deposits                        (1,045)           (1,068)              23

Repurchase Agreements and Other Borrowings                                944             1,010              (66)
                                                                          ---             -----              ---

     Net Change in Interest Expense                                      (188)             (159)             (29)
                                                                          ---               ---              ---

Increase in Net Interest Income                                         $ 363             $ 536           $ (173)
                                                                        =====             =====           =======

(1) Interest income for loans on non-accrual status have been included in Interest Income.
(2) The amount of fees in interest on loans was $473,000 and $163,000 for the years ended March 31, 1998 and 1997, respectively.

Non-Interest Income. Non-interest income was $6.9 million during first quarter 1998, up from $2.1 million during first quarter of 1997. Excluding the one-time gain on sale of deposits, non-interest income increased $700,000 to $2.8 million. This increase was principally due to gains recorded on the sale of investment securities as well as an increase in gain on sale of loans over the first quarter of 1997. The gain on sale of investment securities resulted from Republic's realization of an increase in the market value of a portion of the Bank's available for sale securities due to a lower interest rate environment at the time of sale. Other service charges and fees increased $87,000 to $397,000 due to increased volume associated with the Republic's participation in a rapid tax refund joint venture. Revenues generated from this joint venture are primarily realized only during the tax filing season comprised of the first quarter and to a lessor extent the second quarter of the year.

Income from mortgage banking, also a component of non-interest income, includes proceeds from the sale of loans in the secondary market and servicing income. Gain on sale of loans increased $728,000 in first quarter 1998 from first quarter 1997. Republic's net gain on sale of loans increased due to continued strong mortgage loan demand. Loan servicing income declined slightly during first quarter 1998 compared to the comparable period in 1997. The decrease was attributable to a decline in the servicing portfolio due to normal payoff activity and the sale of new loan originations into the secondary market with servicing released.

Non-Interest Expense. Total non-interest expense increased modestly from $8.0 million in first quarter 1997, compared to $8.1 million for first quarter 1998. The increase for the three months ended March 31, 1998 was primarily attributable to costs associated with Republic's banking center expansion strategies. Excluding the one-time gain on sale of deposits, Republic's non-interest expense ratio (non-interest expense divided by the sum of net interest income and non-interest income) was 61% in the first quarter 1998 compared to 66% for the comparable period in 1997.

Republic's staffing level declined to 406 full-time equivalent employees (FTE's) at March 31, 1998, compared to 439 FTE's at March 31, 1997. The decrease in staffing was primarily due to the sale of the Western Kentucky banking centers. While total FTE's decreased, salary and employee benefit expense increased 10.5% for the first quarter 1998 over first quarter 1997. The increased payroll cost is primarily attributable to the addition of more highly compensated technical staff and annual merit increases.

Occupancy and equipment expense decreased from $2.0 million in first quarter 1997 to $1.9 million for the comparable period in 1998. The decrease was primarily due to the sale of Western Kentucky banking centers.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due and are deemed uncollectible. At March 31, 1998, Republic had $587,000 in consumer loans 90 days or more past due compared to $497,000 at December 31, 1997.

Table 4 provides information related to non-performing assets and loans 90 days or more past-due. Total non-performing assets increased slightly from December 31, 1997 to March 31, 1998.


Table 4 - Non-Performing Loans
                                                                              March 31,            December 31,
(dollars in thousands)                                                        1998 (1)               1997 (1)

Loans on non-accrual status (2)                                            $   2,537             $   2,676
Loans past due 90 days or more                                                 5,084                 4,459
                                                                           ---------             ---------

Total non-performing loans                                                     7,621                 7,135

Other real estate owned                                                          504                    22
                                                                           ---------             ---------
Total non-performing assets                                                $   8,125             $   7,167
                                                                           =========             =========

Percentage of non-performing loans to total loans                               .96%                  .89%

Percentage of non-performing assets to total loans                             1.02%                  .89%

(1) The table is exclusive of impaired loans which remained on accrual status.
(2) Interest income that would have been earned and received on non-accrual loans was not material.

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount will not be collected. Non-performing loans increased from $7.1 million at December 31, 1997 to $7.6 million at March 31, 1998.

Non-performing assets increased from $7.2 million at December 31, 1997 to $8.1 million at March 31, 1998. This increase is largely comprised of loans 90 days or more past due and real estate owned, both of which are primarily secured by 1-4 family residential loans. Management does not consider the increase in non-performing assets to be material.

LIQUIDITY

Republic's objectives include providing consistent earnings, and preserving an adequate liquidity position. Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve an acceptable net interest margin. Republic continues to experience strong loan demand and management continues to monitor interest rate and liquidity risk while implementing appropriate funding and balance sheet strategies.

Republic maintains sufficient liquidity in order to fund loan demand and deposit withdrawals. Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet funding requirements. Additional funding and cash flows can also be realized from paydowns within the loan portfolio. Republic has also established lines of credit with other financial institutions, the FHLB and brokerage firms. While Republic utilizes a variety of funding sources in order to meet its liquidity requirements, the utilization of FHLB borrowings remains a material component of management's balance sheet strategies.

CAPITAL

The Bank intends to maintain a capital position that meets the regulatory definition, as defined by the FDIC, of a "well capitalized" institution. Table 5 below indicates the capital ratios at March 31, 1998.


Table 5 - Regulatory Capital Ratios

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
                                                                           (dollars in thousands)

As of March 31, 1998
Total Risk Based Capital (to Risk Weighted Assets)
         Consolidated                                   $ 88,304     13.03%   $ 52,647      8%    $ 65,808      10%
         Bank only                                      $ 88,128     12.65%   $ 52,716      8%    $ 65,895      10%
     Tier I Capital (to Risk Weighted Assets)
         Consolidated                                   $ 80,070     11.82%   $ 26,323      4%    $ 39,485      6%
         Bank only                                      $ 79,894     11.46%   $ 23,558      4%    $ 39,537      6%

     Tier I Leverage Capital (to Average Assets)
         Consolidated                                   $ 80,070      7.31%   $ 44,725      4%    $ 55,906      5%
         Bank only                                      $ 79,894      7.29%   $ 43,885      4%    $ 54,856      5%

Consolidated capital increased from $68.4 million at December 31, 1997 to $73.4 million at March 31, 1998, a 7.4% increase. The increase was primarily attributable to the gain on sale of the deposits at the Mayfield banking center, supported by core earnings. Republic currently exceeds the minimum regulatory requirements for a well-capitalized institution.

Kentucky banking regulations limit the amount of dividends that may be paid to Republic by the Bank without prior approval of the Bank's regulatory agency. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the Bank's current year's net income, as defined in the regulations, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At March 31, 1998, the Bank had $13 million of retained earnings available for payment of dividends.

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

The interest rate sensitivity profile of Republic at any point in time will be effected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.

Year 2000

The Bank has continued to actively work toward completion of its Year 2000 goals and objectives. Republic has remained on its implementation schedule during the first quarter of 1998 and expects to complete remediation phase activities no later than year end, 1998. Republic has obtained preliminary representations from its essential software vendors that their products will be Year 2000 compliant. Management projects that the cost of Year 2000 remediation will be in a range of $1.2 million to $1.8 million, the majority of which will be capitalized over a three year period. Year 2000 expenses are subject to change and could vary from current estimates if the final requirements for Year 2000 readiness exceed management's expectations.

New Accounting Pronouncement

See discussion in Note 1 to financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The   information   for  this  item  is   incorporated   by   reference  to  the
Asset/Liability Management and Market Risks section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds

           On or about January 9, 1998, Republic issued 5,000 shares of Class A common stock to a certain employee upon the exercise of stock options which had been granted that employee under a compensatory stock option plan. The aggregate exercise price paid for the shares issued upon exercise of the option was $11.94. (The exemption from registration relied on by Republic was Section 4 (2) of the Securities Act of 1933. The purchaser was a key employee who had access to material information concerning Republic.)


Item 4.    Submission of Matters to a Vote of Securities Holders.

           A regularly scheduled annual meeting of the stockholders of Republic was held on January 12, 1998. Proxies were solicited by Republic's Board of Directors for matters to be voted on at the annual meeting. The following items were voted upon and approved at the annual meeting:

           Setting the Number of Directors: A proposal to set the number of directors for the Board of Directors of the Corporation at nine (9) was approved by a vote of the majority of the shares of the Corporation's common stock represented at the meeting; 14,688,972 votes were cast in favor of the proposal; 0 shares were voted against; 0 shares were withheld; and 0 shares abstained.

           Election of Directors: At the annual meeting, shareholders voted upon the election of directors. All nominees were elected by vote of the shareholders. Holders of 5,127,780 shares, representing 12,745,616 votes of the common stock were present in person at the meeting and 1,943,356 votes were represented by proxy for a total of 14,688,972, equaling 80% of the total outstanding common stock. The voting results for each nominee were as follows:


                                                   Votes             Votes           Votes             Non-
Nominee                                             For             Against        Withheld            Votes

A. Wallace Grafton, Jr.                         14,688,972              0              0                 0

Samuel G. Swope                                 14,688,972              0              0                 0

Larry M. Hayes                                  14,688,972              0              0                 0

D. Harry Jones                                  14,688,972              0              0                 0

E. William Petter, Jr.                          14,688,972              0              0                 0

R. Wayne Stratton                               14,688,972              0              0                 0

A. Scott Trager                                 14,688,972              0              0                 0

Bernard M. Trager                               14,688,972              0              0                 0

Steven E. Trager                                14,688,972              0              0                 0



Item 6.    Exhibits and Reports on Form 8-K

     A. The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 28.

     B. Reports on Form 8-K: Republic Bancorp, Inc. fourth quarter, 1997.

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

                                                Republic Bancorp, Inc.
                                                   (Registrant)


                                         Principal Executive Officer:

Date: 05/15/98                           /s/ Steven E. Trager
     ----------------                    -----------------------------------
                                         Steven E. Trager
                                         Chief Executive Officer


                                         Principal Financial Officer:

Date: 05/15/98                           /s/ Mark A. Vogt
     ----------------                    -----------------------------------
                                         Mark A. Vogt
                                         Chief Financial Officer

EXHIBIT INDEX

Exhibit          Description                                                Page

10.10            Lease at 601 West Market Street, Louisville                 29

10.11            Lease at 2801 Bardstown Road, Louisville                    46

10.12            Lease at 661 South Hurstbourne Parkway, Louisville          52

10.13            Lease at 9600 Brownsboro Road, Louisville                   77

11               Statement Regarding Computation of Per Share Earnings       89

27               Financial Data Schedule                                     90