Form 10-Q
period 1998-06-30
REPUBLIC BANCORP INC /KY/
filed 1998-08-14
CIK 921557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

             X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

                                       OR

 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-24649

                             REPUBLIC BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            Kentucky                                      61-0862051
 State of other jurisdiction or             (I.R.S. Employer Identification No.)
 incorporation or organization)

  601 West Market Street, Louisville, Kentucky                          40202
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

                                    X Yes   No

The number of shares outstanding of the issuer's class of common stock as of the latest practicable date: 14,621,188 shares of Class A Common Stock and 2,337,948 shares of Class B Common Stock as of August 10, 1998.

The Exhibit index is on page 34. This filing contains 36 pages (including this facing sheet).

REPUBLIC BANCORP, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.       Financial Statements                                          3-17
Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       18-29
Item 3.       Quantitative and Qualitative Disclosures about Market Risk      29

PART II - OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                       30
Item 4.       Submission of Matters to a Vote of Securities Holders        30-31
Item 6.       Exhibits and Reports on Form 8-K                                32
              Signatures                                                      33

PART I

ITEM 1

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)


                                                                                    June 30,        December 31,
                                                                                      1998              1997
ASSETS:
Cash and cash equivalents:
     Cash and due from banks                                                     $     23,253     $      24,546
     Securities purchased
         under agreements to resell                                                    30,000
                                                                                    ---------         ----------
         Total cash and cash equivalents                                               53,253            24,546

Securities available for sale                                                         161,047            93,826
Securities to be held to maturity                                                      69,099            98,546
Loans, less allowance for loan losses of
     $8,234 (1998) and $8,176 (1997)                                                  828,556           794,939
Mortgage loans held for sale                                                           11,586             9,970
Federal Home Loan Bank stock                                                           10,961             8,124
Accrued interest receivable                                                             9,319             8,803
Premises and equipment, net                                                            13,804            12,774
Other assets                                                                            4,098             3,422
                                                                                    ---------          --------
TOTAL                                                                            $  1,161,723     $   1,054,950
                                                                                    =========         =========

LIABILITIES:
     Deposits:
         Non-interest bearing                                                    $     78,237     $       65,913
         Interest bearing                                                             667,316            665,685
     Securities sold under agreements to repurchase and
         other short-term borrowings                                                  102,497            111,137
     Other borrowed funds                                                             219,020            124,405
     Accrued interest payable                                                           6,764              6,233
     Guaranteed preferred beneficial interests in
       Company's subordinated debentures                                                6,452              6,452
     Other liabilities                                                                  5,695              6,739
                                                                                 ------------      -------------
         Total liabilities                                                          1,085,981            986,564
                                                                                 ------------      -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A and Class B Common stock, no par value                                     3,615              3,613
     Additional paid-in capital                                                        10,890             10,833
     Retained earnings                                                                 61,310             53,994
     Net unrealized depreciation on securities available
       for sale, net of tax                                                               (73)               (54)
                                                                                 -------------     -------------
         Total stockholders' equity                                                    75,742             68,386
                                                                                 ------------      -------------
TOTAL                                                                            $  1,161,723      $   1,054,950
                                                                                 ============      =============
See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)


                                                              Three Months Ended             Six Months Ended
                                                                    June 30,                       June 30,

                                                               1998            1997           1998           1997
INTEREST INCOME:
     Loans, including fees                                 $   19,097      $  19,557     $   38,220      $  38,372
     Securities available for sale                              2,086          1,441          3,811          2,904
     Securities to be held to maturity:
         Taxable                                                1,153          1,955          2,520          3,933
         Non-taxable                                               28             32             56             63
     FHLB dividends                                               196            117            384            227
     Other                                                        469            140            823            353
                                                            ---------       --------      ---------       --------
         Total interest income                                 23,029         23,242         45,814         45,852
                                                            ---------       --------      ---------       --------

INTEREST EXPENSE:
     Deposits                                                   8,821         10,148         17,353         19,812
     Short-term borrowings                                      1,167          1,098          2,383          2,340
     Long-term debt                                             2,724          1,756          5,391          3,453
                                                           ----------      ----------      ---------      ---------
         Total interest expense                                12,712          13,002        25,127         25,605
                                                           ----------      ----------     ---------      ---------

NET INTEREST INCOME                                            10,317          10,240        20,687         20,247

PROVISION FOR LOAN LOSSES                                         741           1,416         1,384          2,714
                                                           ----------      ----------     ---------      ---------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                     9,576           8,824        19,303         17,533
                                                           ----------      ----------     ---------      ---------
NON-INTEREST INCOME:
     Service charges on deposit accounts                          850            824          1,603          1,601
     Other service charges and fees                               206            170            603            480
     Bank card services                                                           99                           508
     Loan servicing income                                        149            186            315            375
     Net gain on sale of deposits                                                             4,116
     Net gain on sale of bank card                                             3,410                         3,410
     Net gain on sale of loans                                  1,143            263          2,152            544
Net gain on sale of securities                                    167             16            491             16
     Other                                                        558            189            705            319
                                                           ----------      ----------    ----------      ---------
         Total non-interest income                              3,073           5,157         9,985          7,253
                                                           ----------      ----------    ----------      ---------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                             4,539          4,103          8,615          7,791
     Occupancy and equipment                                    1,841          1,962          3,703          3,968
     Communication and transportation                             408            469            834            905
     Marketing and development                                    407            349            712            712
     FDIC deposit insurance                                        50                           134             53
     Supplies                                                     256            265            516            507
     Other                                                      1,094          1,143          2,155          2,350
                                                           ----------      ----------    ----------      ---------
         Total non-interest expense                             8,595          8,291         16,669         16,286
                                                           ----------      ----------    ----------      ---------

INCOME BEFORE INCOME TAXES                                      4,054          5,690         12,619          8,500

INCOME TAXES                                                    1,452          2,034          4,493          2,964
                                                           ----------      ----------    ----------      ---------
NET INCOME                                                 $    2,602      $   3,656     $    8,126      $   5,536
                                                           ==========      =========     ==========      =========

(Continued)

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 1998 AND 1997 ( in thousands, except per share data)

                                                              Three Months Ended             Six Months Ended
                                                                    June 30,                       June 30,
                                                              1998            1997             1998        1997

OTHER COMPREHENSIVE INCOME (LOSS),
     NET OF TAX:
     Change in unrealized gain (loss) on securities        $      278      $     564     $      472      $   (100)
     Reclassification of realized amount                         (167)           (16)          (491)          (16)
                                                           ----------      ---------     ----------      --------
     Net unrealized gain (loss) recognized in
         comprehensive income                                     111            548            (19)         (116)
                                                           ----------      ---------     ----------      --------

COMPREHENSIVE INCOME                                       $    2,713      $   4,204     $    8,107      $   5,420
                                                           ==========      =========     ==========      =========


EARNINGS PER SHARE
     Class A                                               $      .17      $     .25     $      .54      $      37
     Class B                                               $      .17      $     .24     $      .54      $     .36


EARNINGS PER SHARE ASSUMING DILUTION
     Class A                                               $      .17      $     .24     $      .52      $     .36
     Class B                                               $      .17      $     .23     $      .52      $     .36


See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (in thousands, except for per share data)

                                                                                                        Net Unrealized
                                                                                                         Depreciation
                                                             Common Stock            Additional          on Available     Total
                                                     Class A    Class B                Paid-In   Retained  For Sale    Stockholders'
                                                      Shares     Shares    Amount      Capital   Earnin   Securities      Equity

BALANCE, January 1, 1998                                12,531   2,418   $  3,613    $ 10,833  $  53,994   $  (54)      $ 68,386

Exercised options                                           10                  2          57                                 59

Conversion of Class B to Class A                             4      (4)

Dividend Declared
     Common: Class A ($.055 per share)                                                              (690)                   (690)
             Class B ($.05 per share)                                                               (120)                   (120)

Net changes in unrealized depreciation
   on securities available for sale                                                                           (19)           (19)

Net Income                                                                                         8,126                   8,126
                                                       -------   -----   --------    --------   --------   -------       -------
BALANCE, June 30, 1998                                  12,545   2,414   $  3,615    $ 10,890  $  61,310   $  (73)      $ 75,742
                                                       =======   =====   ========    ========   ========   =======       =======

See notes to consolidated financial statements.


REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (in thousands)
                                                                                      1998              1997
OPERATING ACTIVITIES:
     Net income                                                                     $   8,126        $   5,536
     Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
         Depreciation and amortization of premises and equipment                        1,674            2,048
         Amortization and accretion of securities                                         127              315
         FHLB stock dividends                                                            (370)            (208)
         Provision for loan losses                                                      1,384            2,714
         Net gain on sale of securities                                                  (491)             (16)
         Net gain on sale of loans                                                     (2,152)            (544)
         Net gain on sale of Bank card                                                                  (3,410)
         Net gain on sale of deposits                                                  (4,116)
         Proceeds from sale of loans                                                  137,905           46,993
         Origination of mortgage loans held for sale                                 (137,369)         (46,015)
         Changes in assets and liabilities:
           Accrued interest receivable                                                   (516)             124
           Other assets                                                                    14           (9,577)
           Accrued interest payable                                                       531            1,589
           Other liabilities                                                           (1,044)           1,644
                                                                                    ---------        ---------
                Net cash provided by operating activities                               3,703            1,193
                                                                                    ---------        ---------

INVESTING ACTIVITIES:
     Proceeds from sale of bank card                                                                    25,555
     Purchases of securities available for sale                                      (127,669)          (5,044)
     Purchases of securities to be held to maturity                                                    (11,189)
     Purchases of Federal Home Loan Bank Stock                                         (2,467)          (1,000)
     Proceeds from maturities of securities to be held to maturity                     29,597           66,516
     Proceeds from sales and paydowns of securities available for sale                 60,634            9,140
     Net increase in loans                                                            (35,682)         (62,478)
     Purchases of premises and equipment                                               (4,054)          (2,319)
     Disposal of premises and equipment                                                 1,350              175
                                                                                    ---------        ---------
                Net cash used in investing activities                                 (78,291)          19,356
                                                                                    ----------       ---------

FINANCING ACTIVITIES:
     Net increase in deposits                                                          79,635           47,184
     Sale of deposits                                                                 (61,564)
     Net decrease in securities sold under agreement to
         repurchase and other short-term borrowings                                    (8,640)         (95,554)
     Payments on other borrowings                                                     (62,285)        (136,159)
     Proceeds from other borrowings                                                   156,900          139,250
     Proceeds from issuance of guaranteed preferred beneficial
         interests in Company's subordinated debentures                                                  6,452
     Proceeds from stock options exercised                                                 59
     Cash dividends paid                                                                 (810)            (995)
                                                                                    ---------        ----------
                Net cash provided by (used in) financing activities                   103,295          (39,822)
                                                                                    ---------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   28,707          (19,273)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         24,546           56,671
                                                                                    ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  53,253        $  37,398
                                                                                    =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                   $  24,597        $  24,016
                                                                                    =========        =========
         Income taxes                                                               $   6,272       $    1,839
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic's annual report on Form 10-K for the year ended December 31, 1997.

New Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard changes the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are parts of a company for which separate information is available which is evaluated by the chief operating decision maker in deciding how to allocate resources and in evaluating performance. Required disclosures for operating segments include total segment revenues, total segment profit or loss, and total segment assets. The standard also requires disclosures regarding revenues derived from products or services (or similar groups of products or services), countries in which the company derives revenue or holds assets, and about major customers, regardless of whether this information is used in operating decision making. Republic is required to adopt the disclosure requirements in its 1998 annual report, and in interim periods in 1999. The 1999 interim period disclosures are required to include comparable 1998 information.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivative and whether it qualifies for hedge accounting, gains or losses resulting from changes in the values of those derivatives would either be recorded as a component of net income or as a change in stockholders' equity. Republic is required to adopt this new standard January 1, 2000. Management has not yet determined the impact of this standard.

Comprehensive Income - Republic adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", effective for the interim period ended March 31, 1998. This Standard requires reporting of comprehensive income, defined as changes in equity other than those resulting from investments by or distributions to stockholders. Net income, plus or minus "other comprehensive income" results in comprehensive income. The only item of other comprehensive income applicable to Republic is the change in unrealized gain or loss on securities available for sale. Comprehensive income is reported on the statement of income. The period ended June 30, 1997 was restated to meet the current reporting format.

Earnings Per Share - Earnings per share and earnings per share assuming dilution are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Earnings per share is based on income less preferred stock dividends (and, in the case of Class B Common stock, less the dividend preference on Class A Common stock) divided by the weighted average number of shares outstanding during the period. Earnings per share assuming dilution shows the effect of additional common shares issuable under stock options, convertible preferred stock and guaranteed preferred beneficial interests in Republic's subordinated debentures. All per share amounts have been restated to reflect the two-for-one stock split of the Class A Common stock and Class B Common stock effective July 1, 1998.

Reclassifications - Certain amounts have been reclassified in the 1997 financial statements to conform with the current period classifications. The reclassifications have no effect on net income or stockholders' equity as previously reported.

2.  CASH & CASH EQUIVALENTS

During 1998, the Bank entered into agreements to purchase securities under agreements to resell ("reverse repurchase agreements"). At June 30, 1998 these reverse repurchase agreements totaled $30.0 million. The securities purchased under these reverse repurchase agreements are government agency securities and are pledged against the Bank's customer repurchase accounts. The fair value of the pledged securities as of June 30, 1998 was approximately $30.3 million. The securities purchased under these agreements are overnight in term and maintained by a third party safekeeping agent for the benefit of the Bank. The average balance of securities purchased under reverse repurchase agreements for year-to-date 1998 was $11.4 million with a maximum balance outstanding at any month end of $30.0 million.

3.  SECURITIES

Available For Sale Securities:
                                                                              June 30, 1998
                                                                             (in thousands)

                                                                         Gross          Gross
                                                        Amortized     Unrealized     Unrealized       Estimated
                                                          Cost           Gains         Losses        Fair Value

U.S. Treasury Securities and U.S.
  Government Agencies                                $   125,448                      $    (13)    $   125,435
Mortgage-backed securities                                35,709                           (97)         35,612
                                                     -------------     ---------      ---------    -----------

Total securities to be held to maturity              $   161,157                      $   (110)    $   161,047
                                                     ===========       =========      =========    ===========



Securities To Be Held To Maturity:

                                                                             June 30, 1998
                                                                             (in thousands)

                                                                         Gross          Gross
                                                        Amortized     Unrealized     Unrealized       Estimated
                                                          Cost           Gains         Losses        Fair Value

U.S. Treasury Securities and U.S.
  Government Agencies                                $    64,372       $     122      $   (177)    $    64,317
Obligations of state and political
  subdivisions                                             4,188             161                         4,349
Mortgage-backed securities                                   539                           (29)            510
                                                     -----------       ---------      ---------    -----------

Total securities to be held to maturity              $    69,099       $     283      $   (206)    $    69,176
                                                     ===========       =========      =========    ===========


Securities having an amortized cost of $227 million and a fair value of $227 million at June 30, 1998, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

4.  LOANS

                                                                 June 30, 1998             December 31, 1997

                                                                             (in thousands)

Residential real estate                                         $   502,232               $   480,874
Commercial real estate                                               97,614                    76,306
Real estate construction                                             38,996                    37,940
Commercial                                                           23,478                    21,552
Consumer                                                             69,363                    81,967
Home equity                                                         104,890                   102,512
Other                                                                 1,952                     4,094
                                                                -----------               -----------

         Total loans                                                838,525                   805,245

Less:
     Unearned interest income and unamortized
        loan fees                                                    (1,735)                   (2,130)
     Allowance for loan losses                                       (8,234)                   (8,176)
                                                                -----------               -----------

Loans, net                                                      $   828,556               $   794,939
                                                                ===========               ===========

The following table sets forth the changes in the allowance for loan losses:


                                              Three months ended June 30,           Six months ended June 30,
                                               1998                  1997               1998              1997
                                                                         (in thousands)

Balance, beginning of period                $   8,234             $  6,281          $   8,176        $   6,241
  Provision charged to income                     741                1,416              1,384            2,714
  Charge-offs                                    (879)              (1,530)            (1,581)          (2,965)
  Recoveries                                      138                  114                255              291
                                            ---------            ---------          ---------         --------
Balance, end of period                      $   8,234            $   6,281          $   8,234        $   6,281
                                            =========            =========          =========        =========


Information about Republic's investment in impaired loans is as follows:


                                                                 June 30, 1998             December 31, 1997
                                                                             (in thousands)

Gross impaired loans                                              $   1,640                  $  1,640
Less: Related allowance for loan losses                                 240                       240
                                                                  ---------                  --------
Net impaired loans with related allowances                            1,400                     1,400
Impaired loans with no related allowances                                 0                         0
                                                                  ----------                 --------
Total                                                             $   1,400                  $  1,400
                                                                  =========                  ========
Average impaired loans outstanding                                $   1,640                  $  1,639
                                                                  =========                  ========


5.  DEPOSITS


                                                                 June 30, 1998             December 31, 1997
                                                                             (in thousands)

Demand (NOW, Super NOW and Money Market):                       $   170,155                $  118,870
Savings                                                              11,628                    12,165
Money market certificates of deposit                                 34,429                    41,307
Individual retirement accounts                                       22,578                    30,167
Certificates of deposit, $100,000 and over                           67,453                    63,045
Other certificates of deposit                                       323,512                   352,478
Brokered deposits                                                    37,561                    47,653
                                                                -----------              ------------

Total interest bearing deposits                                     667,316                   665,685

Total non-interest bearing deposits                                  78,237                    65,913
                                                                -----------               -----------
                                                                $   745,553               $   731,598
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


                                                                 June 30, 1998              December 31, 1997
                                                                               (in thousands)

     Average outstanding balance                                $     111,049                $     100,291
     Average interest rate                                               4.29%                        4.57%
     Maximum outstanding at month end                           $     130,754                $     111,137
     End of period                                              $     102,497                $     111,137


7.  OTHER BORROWED FUNDS

                                                                               June 30,       December 31,
                                                                                 1998             1997
                                                                                     (in thousands)

     Federal Home Loan Bank convertible fixed rate
         advance (1)                                                         $     30,000
     Federal Home Loan Bank variable interest rate
       advances, with weighted average interest rate
       of 5.74% at June 30, 1998, due through 1999                                115,500     $    116,000
     Federal Home Loan Bank fixed interest rate advances, with
       weighted average interest rate of 5.84% at
       June 30, 1998, due through 2003                                             73,520            8,405
                                                                             ------------     ------------
                                                                             $    219,020     $    124,405
                                                                             ============     ============

-----------------------------
(1) During the first quarter of 1998, Republic entered into a 5 year convertible fixed rate advance with the Federal Home Loan Bank (FHLB) for $30 million. The advance is fixed for 1 year at 5.11%. At the end of the first year, the FHLB has the right to convert the fixed rate advance on a quarterly basis to a variable rate advance tied to the 3 month LIBOR index. The advance can be prepaid at any quarterly date without penalty, but may not be prepaid at any time during the fixed rate term.

The Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans with an unpaid principal balance of greater than 150% of the outstanding advances. Republic has sufficient collateral to borrow approximately $104 million additional from the Federal Home Loan Bank. Republic also has unsecured lines of credit totaling $16.7 million and secured lines of credit of $104.7 million available through various financial institutions.

Aggregate future principal payments on borrowed funds as of June 30, 1998 are as follows:

     Year                                  (in thousands)


     1998                                 $     42,683
     1999                                       85,044
     2000                                        1,103
     2001                                          190
     2002
     2003                                       90,000
                                           -----------
                                          $    219,020
                                           ===========


8.  GUARANTEED PREFERRED BENEFICIAL INTERESTS

In February 1997, Republic Capital Trust (RCT), a trust subsidiary of Republic Bancorp, Inc., completed the private placement of shares of cumulative trust preferred securities ("Preferred Securities") with a liquidation preference of $100 per security. Each security can be converted into ten shares of Class A Common Stock at the option of the holder. The proceeds of the offering were loaned to Republic Bancorp, Inc. in exchange for subordinated debentures with terms that are similar to the Preferred Securities. Distributions on the securities are payable quarterly at the annual rate of 8.5% of the liquidation preference and are included in interest expense in the consolidated financial statements. Republic undertook the issuance of these securities to enhance its regulatory capital position. The Bank intends to utilize the capital for general business purposes and to support the Bank's future opportunities for growth. These securities are considered as Tier I capital under current regulatory guidelines.

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

9.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations is as follows:


                                                         Three Months Ended              Six Months Ended
                                                               June 30,                      June 30,
                                                          1998           1997           1998           1997
                                                                           (in thousands)

     Earnings Per Share
        Net Income                                     $   2,602       $   3,656      $   8,126    $    5,536
        Less: Dividends declared on preferred stock                         (106)                        (213)
                                                       ---------       ---------       ---------    ---------
        Net Income available to common shares
          outstanding                                  $   2,602       $   3,550      $   8,126    $    5,323
                                                       =========       =========      =========    ==========
     Weighted average shares outstanding                  14,959          14,443         14,959        14,443
                                                       =========       =========      =========    ==========


                                                         Three Months Ended              Six Months Ended
                                                               June 30,                      June 30,
                                                          1998           1997           1998           1997
                                                                           (in thousands)

     Earnings Per Share Assuming Dilution
         Net Income                                    $   2,602       $   3,656      $   8,126    $    5,536
         Add:  Interest expense, net of tax benefit,
           on assumed conversion of guaranteed
           preferred beneficial interests in
           Republic's subordinated debentures                 88              88            175           131
                                                       ---------       ---------      ---------    ----------
         Net Income available to common shareholder
           assuming conversion                         $   2,690       $   3,744      $   8,301    $    5,667
                                                       =========       =========      =========    ==========

     Weighted average shares outstanding                  14,959          14,443         14,959        14,443
     Add dilutive effects of assumed
       conversion and exercise:
         Convertible guaranteed preferred
           beneficial interest in Republic's
           subordinated debentures                           645             645            645           484
         Convertible Series A, 8.5% Preferred stock                          600                          600
         Stock options                                       269             206            270           195
                                                       ---------       ---------      ---------    ----------
     Weighted average shares and dilutive
       potential shares outstanding                       15,873          15,894         15,874        15,722
                                                       =========       =========      =========    ==========

     The difference in earnings per share between the two classes of common stock result solely from the dividend premium paid to Class A over Class B Common Stock.

10.  SEGMENT INFORMATION

Republic's operations include two segments: banking and mortgage banking. The banking segment is composed of those operations involved in making loans, investing in government and government agencies' securities and receiving deposits from customers. The mortgage banking segment consists of those operations involved in originating residential mortgage loans for resale in the secondary mortgage market and in servicing loans for others.

Intersegment interest income and expense represent interest on loans and advances from the bank segment to the mortgage banking segment are computed at the Bank's prime rate.

                                                           Three Months Ended June 30, 1998
                                                                    (in thousands)

                                                        Mortgage
                                            Banking      Banking        Other       Eliminations      Consolidated

Interest income:
   Unaffiliated customer                $    22,693   $      336                                    $     23,029
   Intersegment                                 266                  $     147       $     (413)
                                        -----------   ----------     ---------        ----------    ------------
Total interest income                        22,959          336           147             (413)          23,029

Interest expense:
   Unaffiliated customer                     12,575                        137                            12,712
   Intersegment                                   3          266           144             (413)
                                        -----------   ----------     ---------        ----------     -----------
Total interest expense                       12,578          266           281             (413)          12,712
                                        -----------   ----------     ---------        ----------     -----------

   Net interest income                       10,381           70         (134)                            10,317

Provision for loan losses                       741                                                          741

Other income                                  1,973        1,100                                           3,073

Non-interest expense                          8,056          498            41                             8,595
                                        -----------   ----------     ---------       -----------    ------------
Operating profit                              3,557          672         (175)                             4,054
                                        ===========   ==========     =========       ===========    ============
Indentifiable assets                      1,149,344       12,360        91,709          (91,690)       1,161,723
                                        ===========   ==========     =========       ===========    ============
Depreciation and amortization                   796           40                                             836
                                        ===========   ==========     =========       ===========    ============
Capital Expenditures                          1,997           56                                           2,053
                                        ===========   ==========     =========       ===========    ============

                                                              Three Months Ended June 30, 1997
                                                                       (in thousands)

                                                        Mortgage
                                          Banking        Banking       Other        Eliminations     Consolidated

Interest income:
   Unaffiliated customer                $    23,026   $      216                                    $     23,242
   Intersegment                                 173                  $     154       $     (327)
                                        -----------   ----------     ---------        ----------    ------------
Total interest income                        23,199          216           154             (327)          23,242

Interest expense:
   Unaffiliated customer                     12,829                        173                            13,002
   Intersegment                                   9          173           145             (327)
                                        -----------   ----------     ---------       ----------
Total interest expense                       12,838          173           318             (327)          13,002
                                        -----------   ----------     ---------       -----------    ------------

   Net interest income                       10,361           43         (164)                            10,240

Provision for loan losses                     1,416                                                        1,416

Other income                                  4,581          576                                           5,157

Non-interest expense                          8,006          283             2                             8,291
                                        -----------   ----------     ---------       -----------    ------------
Operating profit                              5,520          336         (166)                             5,690
                                        ===========   ==========     =========       ===========    ============
Indentifiable assets                      1,102,768        6,925        79,908          (79,888)       1,109,713
                                        ===========   ==========     =========       ===========    ============
Depreciation and amortization                   971           30                                           1,001
                                        ===========   ==========     =========       ===========    ============
Capital Expenditures                            877          414                                           1,291
                                        ===========   ==========     =========       ===========    ============



                                                            Six Months Ended June 30, 1998
                                                                  (in thousands)

                                                        Mortgage
                                          Banking        Banking       Other        Eliminations     Consolidated

Interest income:
   Unaffiliated customer                $    45,201   $      613                                    $     45,814
   Intersegment                                 464                  $     292       $     (756)
                                        -----------   ----------     ---------        ----------    ------------
Total interest income                        45,665          613           292             (756)          45,814

Interest expense:
   Unaffiliated customer                     24,853                        274                            25,127
   Intersegment                                   5          464           287             (756)
                                        -----------   ----------     ---------       ----------     ------------
Total interest expense                       24,858          464           561             (756)          25,127
                                        -----------   ----------     ---------       -----------    ------------

   Net interest income                       20,807          149         (269)                            20,687

Provision for loan losses                     1,384                                                        1,384

Other income                                  7,972        2,013                                           9,985

Non-interest expense                         15,675          949            45                            16,669
                                        -----------   ----------     ---------       -----------    ------------
Operating profit                             11,720        1,213         (314)                            12,619
                                        ===========   ==========     =========       ===========    ============
Indentifiable assets                      1,149,344       12,360        91,709          (91,690)       1,161,723
                                        ===========   ==========     =========       ===========    ============
Depreciation and amortization                 1,592           82                                           1,674
                                        ===========   ==========     =========       ===========    ============
Capital Expenditures                          3,768          286                                           4,054
                                        ===========   ==========     =========       ===========    ============


                                                              Six Months Ended June 30, 1997
                                                                  (in thousands)

                                                        Mortgage
                                          Banking        Banking       Other        Eliminations     Consolidated

Interest income:
   Unaffiliated customer                $    45,511   $      341                                    $     45,852
   Intersegment                                 260                  $     243       $     (503)
                                        -----------   ----------     ---------        ----------    ------------
Total interest income                        45,771          341           243             (503)          45,852

Interest expense:
   Unaffiliated customer                     25,314                        291                            25,605
   Intersegment                                  17          260           226             (503)
                                        -----------   ----------     ---------       ----------     ------------
Total interest expense                       25,331          260           517             (503)          25,605
                                        -----------   ----------     ---------       -----------    ------------

   Net interest income                       20,440           81         (274)                            20,247

Provision for loan losses                     2,714                                                        2,714

Other income                                  6,222        1,031                                           7,253

Non-interest expense                         15,638          588            60                            16,286
                                        -----------   ----------     ---------       -----------    ------------
Operating profit                              8,310          524         (334)                             8,500
                                        ===========   ==========     =========       ===========    ============
Indentifiable assets                      1,102,768        6,925        79,908          (79,888)       1,109,713
                                        ===========   ==========     =========       ===========    ============
Depreciation and amortization                 2,003           45                                           2,048
                                        ===========   ==========     =========       ===========    ============
Capital Expenditures                          1,902          417                                           2,319
                                        ===========   ==========     =========       ===========    ============

PART 1

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc., headquartered in Louisville, Kentucky, was incorporated on January 2, 1974. The Bank is a commercial banking and trust corporation organized and chartered under the laws of the Commonwealth of Kentucky. The Bank is also headquartered in Louisville, Kentucky and provides banking services through 18 banking centers throughout Kentucky. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, and investing in securities and trust services. The Bank's lending services include the origination of real estate, commercial and consumer loans. Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. Regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), Federal Reserve Bank and the Kentucky Department of Financial Institutions.

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

OVERVIEW

Republic's total assets increased slightly in 1998 from $1.05 billion at December 31, 1997 to $1.16 billion at June 30, 1998. The increase resulted primarily from additional securities held for sale, cash and cash equivalents and loans. Republic continues to experience steady overall loan demand in its markets.

In July of 1998 Republic sold 2 million shares of its class A common stock at an initial price of $13 per share and received approximately $23.3 million in offering proceeds. The proceeds of the offering are expected to be used for continued banking center expansion, broadening existing business lines, potential acquisitions and other general corporate purposes. Republic's stock is now being traded on the NASDAQ National Market under the symbol "RBCAA".

The  following  table  summarizes  selected  financial   information   regarding
Republic's financial performance.

Table 1

                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                        1998           1997           1998            1997
                                                                       (dollars in thousands)

Net income                                         $     2,602    $     3,656     $     8,126    $     5,536
Net income excluding asset dispositions                  2,602          1,474           5,492          3,354
Class A earnings per share                                 .17            .25             .54            .37
Class B earnings per share                                 .17            .24             .54            .37
ROA                                                        .89%           .73%           1.19%           .81%
ROA excluding asset disposition                            .89            .54             .96            .61
ROE                                                      13.59          13.22           18.30          14.75
ROE excluding asset disposition                          13.59           9.66           15.15          11.13


DISPOSITION OF ASSETS

During 1997, Republic elected to focus its resources on its North Central and Central Kentucky markets. Consistent with this new focus, Republic sold its banking centers in the Western Kentucky cities of Murray, Benton, Paducah, and Mayfield. The Murray, Benton and Paducah sales were closed in the second half of 1997. During the first quarter of 1998, Republic completed the sale of deposits and fixed assets at the Mayfield banking center. Republic realized a pre-tax gain of approximately $4.1 million from the Mayfield banking center sale which was completed during January, 1998. This sale was comprised of approximately $65.7 million in deposits and certain other fixed assets. Republic retained substantially all of its Mayfield banking center loan portfolio. The Mayfield transaction represented the final Western Kentucky banking center sale.

Also during 1997, Republic sold its $17 million credit card portfolio, its merchant processing assets and its $6 million, 50% interest in a joint venture credit card arrangement, totaling $23 million. Collectively, these asset sales resulted in a pre-tax gain of $3.4 million.

RESULTS OF OPERATIONS

Net Interest Income. For the second quarter 1998, net interest income was $10.3 million, up $77,000 over the $10.2 million attained during second quarter 1997. Overall, the net interest rate spread decreased from 3.36% during second quarter of 1997 to 3.14% in the comparable quarter of 1998. The Bank's net interest margin decreased from 3.88% in second quarter 1997 to 3.76% in second quarter 1998. The decrease in the net interest spread and margin occurred because the yield on interest earning assets decreased 43 basis points while the rate paid on liabilities only decreased 21 basis points. During the second quarter 1998, average interest-earning assets were $1.1 billion, an increase of $44 million over second quarter 1997. The yield on average interest-earning assets decreased from 8.82% during second quarter of 1997 to 8.39% during second quarter of 1998. Total average interest bearing liabilities increased from $953 million in the second quarter of 1997 to $969 million in the second quarter of 1998. The cost of average interest-bearing liabilities decreased from 5.46% during second quarter of 1997 to 5.25% in the second quarter of 1998.

Net interest income for the six months ended June 30, 1998 was $20.7 million, down slightly from $20.2 million during the six months ended June 30, 1997. When comparing the respective six month periods, average earning assets grew by $27 million in 1998 and average interest bearing liabilities increased $2 million

As a result of an overall decline in market rates, Republic's yield on interest earning assets and rate paid on interest bearing liabilities declined during the period. The decline in spread occurred as the reduction in Republic's higher yielding unsecured consumer portfolio was replaced with lower yielding real estate secured loans. Net interest margin declined at a slower rate than net interest spread because Republic was able to fund a greater portion of its interest earning assets through equity and non-interest bearing deposits.

Tables 2 and 3 provide detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the three and six months ended June 30, 1998 and 1997.

Table 2 - Average Balance Sheet Rates for Second Quarter, 1998 and 1997 (dollars in thousands)


                                                Three Months Ended June 30, 1998  Three Months Ended June 30, 1997
                                                 Average               Average      Average               Average
ASSETS                                           Balance    Interest    Rate        Balance   Interest     Rate
                                                 -------    --------    ----        -------   --------     ----
Earning Assets:

U.S. Treasury and U.S. Government
  Agency Securities                          $176,055      $2,589      5.88%      $ 216,558    $ 3,324       6.14%

State and Political Subdivision Securities      4,215          84      7.97%          4,544         96       8.45%

Other Investments                              10,891         196      7.24%          6,752        117       6.93%

Mortgage-Backed Securities                     37,870         594      6.27%            641          8       4.99%

Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                   34,026         469      5.51%         10,318        140       5.43%

Total Loans and Fees                          835,330      19,097      9.14%        815,648     19,557       9.59%
                                              -------      ------                   -------     ------
Total Earning Assets                        1,098,387      23,029      8.39%      1,054,461     23,242       8.82%
                                            ---------      ------                 ---------     ------

Less: Allowance for Loan Losses               (8,234)                                (6,281)

Non-Earning Assets:

Cash and Due From Banks                        17,882                                21,191

Bank Premises and Equipment, Net               13,510                                17,887

Other Assets                                   15,167                                13,528
                                               ------                                ------
Total Assets                              $ 1,136,712                           $ 1,100,786
                                          ===========                           ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts                        $ 103,058       $ 839      3.26%      $ 133,733    $ 1,159       3.47%

Money Market Accounts                          99,408       1,177      4.74%         41,340        490       4.74%

Individual Retirement Accounts                 22,688         341      6.01%         37,429        546       5.84%

Certificates of Deposit and Other
  Time Deposits                               441,165       6,464      5.86%        530,274      7,953       6.00%

Repurchase Agreements and Other
  Borrowings                                  302,644       3,891      5.14%        209,868      2,854       5.44%
                                              -------       -----                   -------      -----
Total Interest Bearing Liabilities            968,963      12,712      5.25%        952,644     13,002       5.46%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits                  80,037                                67,631

Other Liabilities                              13,467                                19,465

Stockholders' Equity                           74,245                                61,046
                                               ------                                ------
Total Liabilities and Stockholders'
  Equity                                  $ 1,136,712                           $ 1,100,786
                                          ===========                           ===========
Net Interest Income                                       $10,317                             $ 10,240
                                                          =======                             ========
Net Interest Spread                                                    3.14%                                 3.36%
                                                                       =====                                 =====
Net Interest Margin                                                    3.76%                                 3.88%
                                                                       =====                                 =====

For the purposes of these calculations, non-accruing loans are included in the quarterly average loan amounts outstanding.

Table 3 - Average Balance Sheet Rates for Six Months, 1998 and 1997 (dollars in thousands)

                                                 Six months ended June 30, 1998   Six months ended June 30, 1997
                                                 Average               Average     Average               Average
ASSETS                                           Balance    Interest    Rate       Balance   Interest     Rate
                                                 -------    --------    ----       -------   --------     ----

Earning Assets:

U.S. Treasury and U.S. Government
  Agency Securities                         $ 166,680     $ 4,897      5.88%      $ 225,106    $ 6,688       5.94%

State and Political Subdivision Securities      4,239         176      8.30%          4,533        196       8.65%

Other Investments                              10,531         384      7.31%          6,593        227       6.89%

Mortgage-Backed Securities                     42,297       1,314      6.21%            649         16       4.93%

Federal Funds Sold                             29,430         823      5.59%         12,775        353       5.53%

Total Loans and Fees                          824,850      38,220      9.27%        801,345     38,372       9.58%
                                              -------      ------                   -------     ------
Total Earning Assets                        1,078,027      45,814      8.50%      1,051,001     45,852       8.73%
                                            ---------      ------                 ---------     ------
Less: Allowance for Loan Losses               (8,227)                                (6,271)

Non-Earning Assets:

Cash and Due From Banks                        19,531                                22,737

Bank Premises and Equipment, Net               13,155                                17,810

Other Assets                                   13,795                                12,991
                                               ------                                ------
Total Assets                              $ 1,116,281                           $ 1,098,268
                                          ===========                           ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts                         $ 98,705     $ 1,601      3.24%      $ 135,067    $ 2,333       3.45%

Money Market Accounts                          89,426       2,163      4.84%         40,641        957       4.71%

Individual Retirement Accounts                 22,713         680      5.99%         36,874      1,078       5.85%

Certificates of Deposit and Other
  Time Deposits                               439,753      12,909      5.87%        520,783     15,444       5.93%

Repurchase Agreements and Other
  Borrowings                                  301,725       7,774      5.15%        216,833      5,793       5.34%
                                              -------       -----                   -------      -----
Total Interest Bearing Liabilities            952,322      25,127      5.28%        950,198     25,605       5.39%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits                  76,370                                69,956

Other Liabilities                              14,887                                17,836

Stockholders' Equity                           72,702                                60,278
                                               ------                                ------
Total Liabilities and Stockholders'
  Equity                                  $ 1,116,281                           $ 1,098,268
                                          ===========                           ===========
Net Interest Income                                      $ 20,687                             $ 20,247
                                                         ========                             ========
Net Interest Spread                                                    3.22%                                 3.34%
                                                                       =====                                 =====
Net Interest Margin                                                    3.84%                                 3.85%
                                                                       =====                                 =====


For the purposes of these calculations, non-accruing loans are included in the quarterly average loan amounts outstanding.

Table 4 presents the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected Republic's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate),
(ii) changes attributable to changes in rate (changes in rate multiplied by old volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 4 - Volume/Rate Variance Analysis (in thousands)

                                       Three Months Ended June 30, 1998               Six months ended June 30, 1998
                                                  Compared to                                   Compared to
                                       Three Months Ended June 30, 1997               Six months ended June 30, 1997
                                       --------------------------------               ------------------------------
                                              Increase/(Decrease)                           Increase/(Decrease)
                                                    due to                                        due to

                                     Total Net                                    Total Net
                                      Change        Volume          Rate           Change        Volume       Rate
Interest Income (1):

U.S. Treasury and
Government Agency Securities          $ (735)         $ (622)      $ (113)     $  (1,791)      $  (1,751)     $ (40)

State and Political
Subdivision Securities                   (12)             (7)          (5)           (20)            (13)        (7)

Other Investments                         79              71            8            157             135         22

Mortgage-Backed Securities               586             465          121          1,298           2,330     (1,032)

Federal Funds Sold                       329             322            7            470             460         10

Total Loans and Fees (2)                (460)            472         (932)          (152)          1,126     (1,278)
                                       -----           -----        -----           ----           -----      -----
     Net Change in Interest Income      (213)            701         (914)           (38)          2,287     (2,325)
                                       -----           -----        -----           ----           -----      -----
Interest Expense:

Interest Bearing
Transaction Accounts                    (320)           (266)         (54)          (732)           (628)      (104)

Money Market Accounts                    687             688           (1)         1,206           1,149         57

Individual Retirement Accounts          (205)           (215)          10           (398)           (414)        16

Certificates of Deposit and
Other Time Deposits                   (1,489)         (1,337)        (152)        (2,535)         (2,404)      (131)

Repurchase Agreements and
Other Borrowings                       1,037           1,262         (225)         1,981           2,268       (287)
                                       -----           -----        -----           ----           -----      -----
     Net Change in Interest Expense     (290)            132         (422)          (478)            (29)      (449)
                                       -----           -----        -----           ----           -----      -----
Increase in Net Interest Income         $ 77           $ 569       $ (492)         $ 440         $ 2,316   $ (1,876)
                                        ====           =====       ======          =====         =======   ========

(1) Interest income for loans on non-accrual status have been included in Interest Income.
(2) The amount of fees in interest on loans was approximately $765 and $448 for the years ended June 30, 1998 and 1997, respectively.

Non-Interest Income. Non-interest income was $3.1 million during second quarter 1998, down from $5.2 million during second quarter of 1997. The decrease was primarily due to the one-time gains from the sale of the Bank's bank card portfolio during 1997 of $3.4 million. Excluding the one-time sale of bank card during 1997, non-interest income increased by $1.3 million. The increase was principally a result of a higher number of loan originations and gains generated from subsequent sales into the secondary market.

Non-interest income increased from $7.3 million for the six months ended June 30, 1997 to $10.0 million for the comparable period in 1998. Excluding the one-time gain on sale of deposits of $4.1 million during 1998 and the sale of bankcard totaling $3.4 million during 1997, non-interest income increased by $2.0 million. The increase was primarily in additional gains on loans sold into the secondary market. Also during the first six months of 1998, Republic realized $491,000 in gains from sales of securities. Future gains on sales of securities, if any, are dependent upon market conditions and other factors.

Service charges on deposit accounts remained constant at $1.6 million for the six month periods ended June 30, 1998 and 1997, notwithstanding the sale of five banking centers in Western Kentucky. Republic continues to market its transaction accounts, review fees assessed and improve collection activities. Other service charges and fees increased $123,000 to $603,000 for the six months ended June 30, 1998 due to increased volume associated with Republic's participation in a rapid tax refund joint venture. Revenues generated from this joint venture are primarily realized only during the tax filing season, comprised of the first quarter and to a lesser extent the second quarter of the year.

Revenue from mortgage banking activities during the six month period ending June 30, 1998 has been positively influenced by increases in origination, sales volume and the sale of most loans with servicing released. Proceeds from sales of loans were $47.0 million and $137.9 million for the six month periods ending June 30, 1997 and 1998, respectively. Secondary market residential loan originations are heavily influenced by interest rates, which was the primary factor for the increased volume. Net gains from sales of loans closely track loan origination volume. Net gains as a percentage of loans sold were 1.6% and 1.2% for the six month periods ending June 30, 1997 and 1998, respectively. Management made a change from selling loans with servicing retained to servicing released in 1995 in order to offset downward market pressure on loan sale pricing. The sale of a significant number of loans with servicing released, coupled with normal loan paydowns and payoffs, has resulted in a decline in the size of the loan servicing portfolio and a corresponding decline in loan servicing income. As of June 30, 1998, Republic was servicing $241 million in mortgage loans for other investors, compared to $263 million at December 31, 1997.

Non-Interest Expense. Total non-interest expense was $8.6 million in second quarter 1998, compared to $8.3 million for second quarter 1997. Non-interest expense increased marginally from $16.3 million for the six months ended June 30, 1997, to $16.7 million for the comparable period in 1998. The increase for the six months ended June 30, 1998 was primarily attributable to costs associated with salaries and employee benefits. Excluding the one-time gain on sale of deposits and bankcard, Republic's non-interest expense ratio (non-interest expense divided by the sum of net interest income and non-interest expense) at June 30, 1998 was 63% compared to 69% at June 30, 1997.

Salary and employee benefit expense increased 11% for the second quarter 1998 over second quarter, 1997, and 11% for the six months ended June 30, 1998 compared to June 30, 1997. This rise was due an increase in the number of higher salaried technical staff, lending staff additions, commissions, and annual merit salary increases. Republic's overall staffing level reduced to 412 full-time equivalent employees (FTE's) at June 30, 1998, compared to 443 FTE's at June 30, 1997, primarily due to the sale of the Bank's Western Kentucky banking centers.

Occupancy and equipment expense decreased marginally from $2.0 million in second quarter 1997 to $1.8 million for the comparable period in 1998. These expenses are not expected to decrease further in the near term as the Bank intends to open additional locations in its existing markets as well as incur additional expenses for technology enhancements in the areas of deposit, lending and customer support systems.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND DECEMBER 31, 1997

Cash and cash equivalents. Cash and cash equivalents increased from $25 million at December 31, 1997 to $53 million at June 30, 1998. Cash and due from banks decreased $1 million, while Republic entered into overnight reverse repurchase agreements totaling $30 million. The overnight reverse repurchase agreements provided the bank with additional collateral which can be pledged against short-term borrowings and public funds deposits.

Securities available for sale. Securities available for sale consists primarily of mortgage-backed securities, U.S. Treasury and U.S. Government Agencies with a weighted average maturity of 1.42 years. Securities available for sale increased from $94 million at December 31, 1997 to $161 million at June 30, 1998. Republic elected to invest funds from maturing securities previously held to maturity into securities available for sale in order to provide for more flexibility in administering the investment portfolio in changing market conditions.

Securities to be held to maturity . Securities to be held to maturity decreased from $99 million at December 31, 1997 to $69 million at June 30, 1998. The decrease was due to management's decision to reinvest maturing securities into securities available for sale. Securities to be held to maturity consists primarily of U.S. Treasury and U.S government Agencies with a weighted average maturity of 1.05 years.

Loans. Net loans increased $34 million to $829 million at June 30, 1998 compared to $795 million at December 31, 1997. The increase in loans was led by residential real estate lending portfolio which increased $21 million since December 31, 1997. Republic also increased its commercial real estate lending by $21 million to $98 million at June 30, 1997, a 28% increase. The rise in residential real estate loan volume was a result of a continued favorable rate environment. The rise in commercial real estate lending was primarily due to the Bank's decision to capitalize on customer demand through its recently developed commercial lending unit. Commercial real estate lending remains primarily concentrated within the Bank's existing markets.

Republic's consumer loans decreased from $189 million at December 31, 1997 to $176 million at June 30, 1998. The consumer loan portfolio consists of both secured (home equity, auto, etc.) and unsecured loans. Republic's home equity portfolio increased from $103 million at December 31, 1997 to $105 million at June 30, 1998. Following strong growth in this product during 1997, credit utilization by existing customers has moderated. The home equity line portfolio increased $2 million to $105 million for the six month period ending June 30, 1998. Approximately 41% of loans in the consumer portfolio are unsecured. Republic's unsecured consumer portfolio includes the "All Purpose" and "Pre Approved" loan products. Republic's "All Purpose" loans, with total outstandings of $10 million at June 30, 1998 and $13 million at December 31 1997, are originated through Republic's banking centers. "Pre Approved" loans decreased from $25 million at December 31, 1997 to $18 million at June 30, 1998. These loans were originated through direct mail. Management plans to continue to allow the "All Purpose" and "Pre Approved" portfolios to reduce in the near term.

Allowance and Provision for Loan Losses. The allowance for loan losses remained constant at $8.2 million from December 31, 1997 to June 30, 1998. Republic's allowance to total loan ratio was .98% at June 30, 1998 compared to 1.02% at December 31, 1997.

The provision for loan losses was $741,000 in the second quarter, 1998, compared to $1.4 million in the second quarter of 1997. Overall, net charge-offs decreased $675,000 during second quarter 1998 compared to the comparable 1997 period. Republic's unsecured consumer loan portfolio accounted for 92% of total charge-offs in the second quarter of 1998.

The provision for loan losses was $1.4 million for the six months ended June 30, 1998, compared to $2.7 million for the six months ended June 30, 1997. Net charge-offs decreased $1.3 million from year-to-date 1997 to year-to-date 1998. The decrease in net charge-offs during 1998 resulted from continued moderation of charge-offs in the unsecured consumer loan portfolio This portfolio's outstandings are expected to continue to reduce in the near term. Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 1998.

Table 5 below depicts the allowance activity by loan type for the three and six months ended June 30, 1998 and 1997.

Table 5 - Summary of Loan Loss Experience

                                                      Three Months Ended                    Six months ended
                                                           June 30,                             June 30,
                                                      1998            1997                 1998           1997
(in thousands)

Allowance for loan losses:
     Balance-beginning of period                    $  8,234      $   6,281            $  8,176        $ 6,241

Charge-offs:
     Real Estate                                         (59)          (142)                (78)          (164)
     Commercial                                                          (5)                               (43)
     Consumer                                           (820)        (1,383)             (1,503)        (2,758)
                                                    ---------     ---------            ---------       -------
       Total                                            (879)        (1,530)             (1,581)        (2,965)
                                                    ---------     ---------            ---------       -------

Recoveries:
     Real Estate                                           2                                  5             18
     Commercial                                                                               4
     Consumer                                            136            114                 246            273
                                                    --------      ---------            --------        -------
       Total                                             138            114                 255            291
                                                    --------      ---------            --------        -------
Net charge-offs                                         (741)        (1,416)             (1,326)        (2,674)

Provision for loan losses                                741          1,416               1,384          2,714
                                                    --------      ---------            --------        -------
Allowance for loan losses:
     Balance-end of period                          $  8,234      $   6,281            $  8,234        $ 6,281
                                                    ========      =========            ========        =======

Deposits. Total deposits increased to $746 million at June 30, 1998 compared to $732 million at December 31, 1997. The overall increase in deposits was achieved even though $66 million in deposits at the Mayfield banking center were sold during the first quarter of 1998. Excluding the sale of deposits at the Mayfield banking center, total deposits would have reflected an increase of $80 million during the six month period. Republic's growth in deposits was the result of management's emphasis on retail deposit gathering and its commercial cash management program. Republic plans to continue its deposit gathering initiatives by utilizing aggressive pricing strategies and offering competitive products in its existing markets.

Other borrowed funds. Other borrowed funds, which consists of FHLB advances, increased from $124 million at December 31, 1997 to $219 million at June 30, 1998. The increase was primarily due to additional advances from the FHLB to fund the sale of deposits at the Mayfield banking center during the first quarter of 1998. Additional borrowings were used to purchase investment securities which were used to collateralize deposits due to the bank's growth in public funds and high balance commercial accounts.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due and are deemed uncollectible. At June 30, 1998, Republic had $648,000 in consumer loans 90 days or more past due compared to $497,000 at December 31, 1997.

Table 6 provides information related to non-performing assets and loans 90 days or more past-due. Total non-performing assets increased slightly from December 31, 1997 to June 30, 1998.

Table 6 - Non-Performing Loans

                                                                              June 30,             December 31,
(dollars in thousands)                                                        1998 (1)               1997 (1)

Loans on non-accrual status (2)                                              $ 2,785               $   2,676
Loans past due 90 days or more                                                 4,553                   4,459
                                                                             -------               ---------

Total non-performing loans                                                     7,338                   7,135

Other real estate owned                                                          290                      22
                                                                             -------               ---------
Total non-performing assets                                                  $ 7,628               $   7,157
                                                                             =======               =========

Percentage of non-performing loans to total loans                               .88%                    .90%

Percentage of non-performing assets to total loans                              .91%                    .90%


(1) The table is exclusive of impaired loans which remained on accrual status.
(2) Interest income that would have been earned and received on non-accrual loans was not material.

Non-performing assets increased from $7.2 million at December 31, 1997 to $7.6 million at June 30, 1998. This increase is largely comprised of loans which are primarily secured by 1-4 family residential loans. Management does not consider the increase in non-performing assets to be material.

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount will not be collected. Impaired loans consist of one commercial real estate loan which remained constant from December 31, 1997 to June 30, 1998 at $1.4 million.

LIQUIDITY

Republic maintains sufficient liquidity in order to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand. Funding and cash flows can also be realized from the available for sale portion of the securities portfolio and paydowns from the loan portfolio. Republic's banking centers also provide access to their retail deposit markets. Approximately $76 of repurchase agreements and money markets are comprised of 3 entities at June 30, 1998. Should these funds be removed, Republic has the ability to replenish these funds through various funding sources noted below. Republic has established lines of credit with other financial institutions, the FHLB and brokerage firms. While Republic utilizes numerous funding sources in order to meet liquidity requirements, FHLB borrowings remain a material component of management's balance sheet strategies.

Republic's objectives include preserving an adequate liquidity position. Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve an acceptable net interest margin. While Republic continues to experience steady loan demand, management continues to monitor interest rate and liquidity risk and implement appropriate funding and balance sheet strategies.

CAPITAL

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic improved its capital position during the first six months of 1998 due to the increase in retained earnings achieved during the period. As a result of the improved capital position , Republic's capital to assets ratio increased to 6.66% at June 30, 1998 compared to 6.26% at December 31, 1997. Republic continues to exceed the regulatory requirements fro Tier I, Tier I Leverage and total risk-based capital . The Bank intends to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC. Table 7 below indicates the capital ratios at June 30, 1998.

Table 7 - Capital Ratios

                                                                                                       Minimum
                                                                                                     Requirement
                                                                                    Minimum          To Be Well
                                                                                  Requirement        Capitalized
                                                                                  For Capital       Under Prompt
                                                                                   Adequacy          Corrective
                                                                Actual             Purposes       Action Provisions
                                                            Amount     Ratio   Amount     Ratio   Amount     Ratio
                                                                           (dollars in thousands)
As of June 30, 1998
     Total Risk Based Capital (to Risk Weighted Assets)
         Consolidated                                   $ 90,482     12.71%   $ 56,972      8%    $ 71,215      10%
         Bank only                                      $ 90,142     12.65%   $ 56,988      8%    $ 71,235      10%

     Tier I Capital (to Risk Weighted Assets)
         Consolidated                                   $ 82,248     11.55%   $ 28,486      4%    $ 42,729      6%
         Bank only                                      $ 81,908     11.50%   $ 28,494      4%    $ 42,741      6%

     Tier I Leverage Capital (to Average Assets)
         Consolidated                                   $ 82,248      7.24%   $ 45,468      4%    $ 56,835      5%
         Bank only                                      $ 81,908      7.21%   $ 45,468      4%    $ 56,835      5%


Kentucky banking regulations limit the amount of dividends that may be paid to Republic by the Bank without prior approval of the Bank's regulatory agency. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the Bank's current year's net income, as defined in the regulations, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At June 30, 1998, the Bank had $15 million of retained earnings available for payment of dividends.

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

Management regularly monitors interest rate risk in relation to prospective market and business conditions. The Board of Directors sets policy guidelines establishing maximum limits on the Bank's interest rate risk exposure. Management monitors and adjusts exposure to interest rate fluctuations as influenced by the Bank's loan and deposit portfolios.

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

The interest sensitivity profile of Republic at any point in time will be effected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.
The table above may not be a precise measurement of the effect of changing interest rates on Republic in the future.

Table 8 - Interest Rate Sensitivity

                                                  Decrease in Rates                         Increase in Rates
                                                  200            100                         100           200
                                             Basis Points  Basis Points       Base      Basis Points   Basis Points
                                                                     (dollars in thousands)

Projected interest income
Loans                                       $    61,537     $   66,874    $   72,508  $    78,295      $  83,642
Investments                                      13,954         14,822        15,709       16,483         17,256
Short-term investments                              198            274           361          458            547
                                            -----------     ----------    ----------  -----------      ---------
Total interest income                       $    75,689     $   81,970    $   88,578  $    95,236      $ 101,445

Projected interest expense
Deposits                                    $    30,220     $   32,474    $   34,728  $    37,033      $  39,760
Other borrowings                                 15,562         14,804        17,045       19,287         21,528
                                            -----------     ----------    ----------  -----------      ---------
Total interest expense                           42,782         47,278        51,773       56,320         61,288

Net interest income                         $    32,907     $   34,692    $   36,805  $    38,916      $  40,157
Change from base                            $    (3,898)     $  (2,113)               $     2,111      $   3,352
% Change from base                              (10.59)%        (5.74)%                     5.74%           9.11%


YEAR 2000

Management has assessed the operational and financial implications of its year 2000 needs and developed a plan to ensure that data processing systems can properly handle the century change. Management has determined that if a business interruption as a result of the year 2000 issue occurred, that such an interruption could be material to the Bank's overall financial performance. The primary effort required to prevent a potential business interruption is the installation of the most current software releases for major mainframe applications developed by Republic's third party software application providers. Software upgrades and modifications will also be required for certain other data processing applications. Republic has retained certain employees whose primary function is to year 2000 compliance. The loss of these employees could have a material adverse effect on the implementation of Republic's year 2000 plan.

Certain software upgrades have been commenced, or in some cases completed, earlier than would otherwise have been planned. Year 2000 remediation has resulted in some delay in other data processing projects , none of which are deemed material to the Bank's financial performance. Management believes its current state of year 2000 readiness to be satisfactory and in line with overall industry and regulatory recommendations. At this time, the Bank has no reason to believe that its software providers will not be able to adequately address the Bank's needs for year 2000 software functionality. However, Republic must also rely to some extent on the year 2000 readiness of additional third parties, not only from hardware and software providers, but from other third party entities such as public utilities and governmental units. These and other like entities provide important ongoing services to the Bank. Management is therefore currently developing ongoing contingency plans, all of which are scheduled to be in place by year end 1998.

In carrying out its overall year 2000 plan, Republic will incur certain operational expenses and may replace some existing software which has not been fully amortized. Most of the expenditures associated with software application upgrades represent costs that would have been incurred in the normal course of business and, accordingly, will be capitalized. The operating expenses will be expensed as incurred, and the unamortized cost of software replaced, if any, will be charged off when the applicable software is removed from service. Republic has expensed approximately $450,000 in costs attributable to year 2000 remediation and anticipates total costs and charges to be in an approximate range of $1.2 to $1.8 million. These expenses could vary from management's estimates if the scope of the Bank's year 2000 plan exceeds management's projections.

NEW ACCOUNTING PRONOUNCEMENTS

See discussion in Note 1 to financial statements for a discussion of recent accounting pronouncements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The  information  for  this  item is  incorporated  by  reference  to the  Asset
/Liability   Management  and  Market  Risks  section  of  Item  2.  Management's
Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

     (a) Following receipt of shareholder approval at a special meeting of shareholders held June 30, 1998, Republic Bancorp, Inc. (the "Corporation") amended its Articles of Incorporation to:

     a. Change the capital structure of the Corporation as follows: (i) increase the number of authorized shares of Class A Common Stock from 15 million shares to 30 million shares, (ii) increase the number of authorized shares of Class B Common Stock from 2 million shares to 5 million shares, (iii) split the issued and outstanding shares of Class A Common Stock and Class B Common Stock on a two-for-one basis, (iv) provide that any recapitalization or other similar change in either the Class A Common Stock or Class B Common Stock will require a proportionate recapitalization or similar change in the other class, and (v) provide that the payment of a dividend (other than a share dividend) on the Class A Common Stock does not require the payment of such a dividend on the Class B Common Stock;

     b. Limit the liability of a director to the Corporation or its shareholders except for any transaction in which the director has a personal financial conflict of interest, for acts or omissions not in good faith or which involve intentional misconduct or are known to the director to be a violation of law, for any vote for an unlawful distribution to shareholders, or for any transaction from which the director derived an improper personal benefit;

     c.  Limit  the  right  of   shareholders  to  call  a  special  meeting  of
shareholders by requiring the consent of the holders of more than 50% of the voting power of the Corporation to call a special meeting of shareholders; and

     d. Increase to a majority of the voting power the vote required to amend the new provision summarized in paragraph c above.

           The foregoing amendments to the Articles of Incorporation were effective July 1, 1998. The description of the Class A Common Stock of the Corporation contained in the Form 8-A filed by the Corporation with the Securities and Exchange Commission on July 20, 1998, reflects such amendments.

Item 4.    Submission of Matters to a Vote of Securities Holders

A special meeting of the shareholders of the Corporation was held on June 30, 1998. At the special meeting the proposals to adopt the following amendments to the Articles of Incorporation of the Corporation were submitted to and approved by shareholders of the Corporation by the votes indicated:

     1. Amendment to Article V of the Articles of Incorporation to, among other things, increase the authorized number of shares of Class A Common Stock of the Corporation from 15 million to 30 million and the number of authorized shares of Class B Common Stock of the Corporation from 2 million to 5 million, remove the series designation of authorized shares of preferred stock of the corporation no longer outstanding, provide that any recapitalization or other similar change in either the Class A Common Stock or the Class B Common Stock will require a proportionate recapitalization or similar change in the other class, provide that a payment of a dividend (other than a share dividend) on the Class A Common Stock does not require a payment of such a dividend on the Class B Common Stock, and effect of a two-for-one split of the outstanding shares of Class A Common Stock and Class B Common Stock.

     2. The addition of a new Article XII to the Articles of Incorporation eliminating, to the maximum extent permitted by law, the personal liability of a director to the Corporation or its shareholders for monetary damages for breach of his duties as a director.

     3. The addition of a new Article XIII to the Articles of Incorporation to provide that shareholders of the Corporation may not call a special meeting of shareholders without the affirmative written consent of the holders of more than 50% of the voting power of the then outstanding voting stock of the Corporation, considered as a single group.

     4. The addition of a new Article XIV (and the deletion of the Article that, prior to the amendments appeared as Article XII) of the Articles of Incorporation to increase to a majority of the voting power the vote required to amend, alter or repeal, or adopt any provision inconsistent with, the new
Article XIV or Article XIII.

                                                           * * * * * * *

           The total number of votes cast for and against each amendment by each voting group entitled to vote separately thereon was:

     Amendment No. 1:  ARTICLE V

                                                                Number of Votes Cast
                                                 -------------------------------------------------------
     Voting Group                                  For                   Against                 Abstain

     Class A Common Stock                        5,330,341                16,220                    0
     Class B Common Stock                       10,399,680                38,240                    0
                                                ----------                ------                    -
     Total                                      15,730,021                54,460                    0

     Amendment No. 2:  ARTICLE XII

                                                                Number of Votes Cast
                                                 -------------------------------------------------------
     Voting Group                                  For                   Against                 Abstain

     Class A Common Stock                        5,312,498                20,252               13,811
     Class B Common Stock                       10,392,040                20,260               25,620
                                                ----------                ------               ------
     Total                                      15,704,538                40,512               39,431

Amendment No. 3:  ARTICLE XIII

                                                                Number of Votes Cast
                                                 -------------------------------------------------------
     Voting Group                                  For                   Against                 Abstain

     Class A Common Stock                        5,324,219                22,342                    0
     Class B Common Stock                       10,417,480                20,440                    0
                                                ----------                ------                    -
     Total                                      15,741,699                42,782                    0

Amendment No. 4:  ARTICLE XIV

                                                                Number of Votes Cast
                                                 -------------------------------------------------------
     Voting Group                                  For                   Against                 Abstain

     Class A Common Stock                        5,307,879                38,682                    0
     Class B Common Stock                       10,379,000                58,920                    0
                                                ----------                ------                    -
     Total                                      15,686,879                97,602                    0


There were no broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

     a. The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 34.

     b. On July 7, 1998, Republic Bancorp, Inc. filed a Report on Form 8-K, dated July 1, 1998, to report under Item 5 of that form the amendments to its Articles of Incorporation and summary of financial results for the period ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Republic Bancorp, Inc.
                                  (Registrant)

                                           Principal Executive Officer:

Date:08/14/98                              /s/ Steven E. Trager
     -------------------------             ----------------------------
                                           Steven E. Trager
                                           Chief Executive Officer


                                           Principal Financial Officer:

Date:08/14/98                              /s/ Mark A. Vogt
     -------------------------             ----------------------------
                                           Mark A. Vogt
                                           Chief Financial Officer

EXHIBIT INDEX

                                                                           Incorporated
Exhibit                    Description                                     By Reference To


3(i), 4.1                  Articles of Incorporation                       Articles of Incorporation, as amended,
                                                                           of Republic are incorporated by reference to
                                                                           Exhibit 3(i) of the Registration Statement on Form S-1
                                                                           of Republic (Registration No. 333-56583)

3(ii), 4.2                 By laws                                         By laws, as amended, of Republic are
                                                                           incorporated by reference to Exhibit
                                                                           3(ii) of the Registration Statement on
                                                                           Form S-1 of Republic
                                                                           (Registration No. 333-56583)

10.10                      Lease Agreement between                         Lease Agreement between Republic
                           Republic Bank & Trust Company                   Bank & Trust Company and Teeco
                           and Teeco Properties dated                      Properties dated October 1, 1996, is
                           October 1, 1996                                 incorporated by reference to Exhibit
                                                                           10.10 of the Registration Statement on
                                                                           Form S-1 of Republic
                                                                           (Registration No. 333-56583)

10.14                      Officer Compensation Continuation               Officer Compensation Continuation
                           Agreement, Mark A. Vogt                         Agreement, Mark A. Vogt, is incorporated by
                                                                           reference to Exhibit 10.14 of the Registration Statement
                                                                           on Form S-1 of Republic (Registration No. 333-56583)

10.15                      Stock Option Plan Agreement,                    Stock Option Plan Agreement, Mark A.
                           Mark A. Vogt                                    Vogt, is incorporated by reference to
                                                                           to Exhibit 10.15 of the Registration
                                                                           Statement on Form S-1 of Republic
                                                                           (Registration No. 333-56583)

11                          Statement Regarding  Computation               Filed as Exhibit 11 on page 35 of this of
                            Per Share  Earnings                            Form 10-Q for the period ended June 30, 1998

27                          Financial Data Schedule                        Filed as Exhibit 27 on page 36 of this
                                                                           Form 10-Q for the period ended
                                                                           June 30, 1998

99                          Underwriting Agreement                         Filed as Exhibit 99 on page 37 of this
                                                                           Form 10-Q for the period ended
                                                                           June 30, 1998

Exhibit 11.
Statement Regarding Computation of Per Share Earnings

See Item 1, Note 9 "Earnings Per Share" for calculations.