Form 10-Q
period 1998-09-30
REPUBLIC BANCORP INC /KY/
filed 1998-11-16
CIK 921557

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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

                                    X Yes No

The number of shares outstanding of the issuer's class of common stock as of the latest practicable date: 14,642,566 shares of Class A Common Stock and 2,544,450 shares of Class B Common Stock as of November 11, 1998.

The Exhibit index is on page 34. This filing contains 37 pages (including this facing sheet).

REPUBLIC BANCORP, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

Item 1.    Financial Statements                                            3-17
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          18-30
Item 3.    Quantitative and Qualitative Disclosures about Market Risk        30

PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                         31
Item 6.    Exhibits and Reports on Form 8-K                                  32
           Signatures                                                        33

PART I

ITEM 1

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)


                                                September 30,       December 31,
                                                    1998                 1997
ASSETS:
Cash and due from banks                        $   25,537           $   24,546
Securities available for sale                     170,848               93,826
Securities to be held to maturity                  46,320               98,546
Loans, less allowance for loan losses of
  $7,962 (1998) and $8,176 (1997)                 867,936              794,939
Mortgage loans held for sale                       15,986                9,970
Federal Home Loan Bank stock                       13,820                8,124
Accrued interest receivable                         9,098                8,803
Premises and equipment, net                        14,582               12,774
Other assets                                        3,690                3,422
                                                ---------            ---------
TOTAL                                          $1,167,817           $1,054,950
                                                =========            =========
LIABILITIES:
  Deposits:
     Non-interest bearing                      $   77,827           $   65,913
     Interest bearing                             655,773              665,685
  Securities sold under agreements to repurchase
     and other short-term borrowings              117,059              111,137
  Other borrowed funds                            194,393              124,405
  Accrued interest payable                          4,546                6,233
  Guaranteed preferred beneficial interests in
    Company's subordinated debentures               6,452                6,452
  Other liabilities                                 8,904                6,739
                                                ---------            ---------
     Total liabilities                          1,064,954              986,564
                                                ---------            ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A and Class B Common stock, no par
    value                                           4,099                3,613
  Additional paid-in capital                       33,987               10,833
  Retained earnings                                63,651               53,994
  Net unrealized depreciation on securities
    available for sale, net of tax                  1,126                  (54)
                                                ---------            ---------
     Total stockholders' equity                   102,863               68,386
                                                ---------            ---------
TOTAL                                          $1,167,817           $1,054,950
                                                =========            =========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

                                        Three Months Ended            Nine Months Ended
                                           September 30,                 September 30,
                                         1998        1997              1998        1997

INTEREST INCOME:
  Loans, including fees                $19,826     $19,351           $58,046     $57,723
  Securities available for sale          2,440       1,513             6,251       4,417
  Securities to be held to maturity:
     Taxable                               914       1,735             3,434       5,668
     Non-taxable                            28          31                84          94
  FHLB dividends                           214         135               598         362
  Other                                     95         146               918         499
                                        ------      ------            ------      ------
     Total interest income              23,517      22,911            69,331      68,763
                                        ------      ------            ------      ------
INTEREST EXPENSE:
  Deposits                               8,505       9,866            25,858      29,678
  Short-term borrowings                  1,221       1,095             3,604       3,435
  Long-term debt                         3,081       1,751             8,472       5,204
                                        ------      ------            ------      ------
     Total interest expense             12,807      12,712            37,934      38,317
                                        ------      ------            ------      ------

NET INTEREST INCOME                     10,710      10,199            31,397      30,446

PROVISION FOR LOAN LOSSES                  303       1,136             1,687       3,850
                                        ------      ------            ------      ------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES             10,407       9,063            29,710      26,596
                                        ------      ------            ------      ------
NON-INTEREST INCOME:
  Service charges on deposit accounts      810         839             2,413       2,440
  Other service charges and fees            92         131               695         611
  Bank card services                                                                 508
  Loan servicing income                    140         181               455         556
  Net gain on sale of deposits                       3,900             4,116       3,900
  Net gain on sale of bank card                                                    3,410
  Net gain on sale of loans              1,002         529             3,154       1,073
  Net gain on sale of securities           331          74               822          90
  Other                                    153         138               858         457
                                        ------      ------            ------      ------
     Total non-interest income           2,528       5,792            12,513      13,045
                                        ------      ------            ------      ------
NON-INTEREST EXPENSE:
  Salaries and employee benefits         4,249       3,890            12,864      11,681
  Occupancy and equipment                1,852       1,888             5,555       5,856
  Communication and transportation         401         453             1,235       1,358
  Marketing and development                296         267             1,008         979
  Supplies                                 264         250               780         757
  Other                                  1,464       1,154             3,753       3,557
                                        ------      ------            ------      ------
     Total non-interest expense          8,526       7,902            25,195      24,188
                                        ------      ------            ------      ------

INCOME BEFORE INCOME TAXES               4,409       6,953            17,028      15,453

INCOME TAXES                             1,609       2,561             6,102       5,525
                                        ------      ------            ------      ------
NET INCOME                             $ 2,800     $ 4,392           $10,926     $ 9,928
                                        ======      ======            ======      ======

(Continued)

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

(in thousands, except per share data)

                                        Three Months Ended            Nine Months Ended
                                           September 30,                 September 30,
                                         1998        1997              1998        1997
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Change in unrealized gain (loss)
     on securities                     $ 1,530     $   338           $ 2,002     $   238
  Reclassification of realized amount     (331)        (74)             (822)        (90)
                                        ------      ------            ------      ------
  Net unrealized gain (loss) recognized
     in comprehensive income             1,199         264             1,180         148
                                        ------      ------            ------      ------

COMPREHENSIVE INCOME                    $3,999      $4,656           $12,106     $10,076
                                        ======      ======            ======      ======

EARNINGS PER SHARE
  Class A                              $   .17      $  .30           $   .71      $  .67
  Class B                              $   .17      $  .29           $   .70      $  .66


EARNINGS PER SHARE ASSUMING DILUTION
  Class A                              $   .16      $  .28           $  .68       $  .66
  Class B                              $   .16      $  .28           $  .67       $  .65


See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (in thousands, except for per share data)

                                                                                                 Net Unrealized
                                                                                                  Depreciation
                                             Common Stock           Additional                    on Available        Total
                                    Class A    Class B               Paid-In      Retained          For Sale      Stockholders'
                                    Shares     Shares    Amount      Capital      Earnings         Securities        Equity

BALANCE, January 1, 1998            12,531      2,418  $  3,613     $ 10,833      $ 53,994         $  (54)         $ 68,386

Exercised options                       10                    2           57                                             59

Sale of Class A Common               2,000                  484       23,097                                         23,581

Conversion of Class B to Class A        89        (89)

Dividend Declared
  Common: Class A ($.0825 per share)                                               (1,091)                           (1,091)
          Class B ($.0750 per share)                                                 (178)                             (178)

Net changes in unrealized appreciation
   /(depreciation)on securities
   available for sale                                                                               1,180             1,180

Net Income                                                                         10,926                            10,926
                                 -------      -------   -------       ------      -------         -------           -------
BALANCE, September 30, 1998       14,630        2,329  $  4,099     $ 33,987     $ 63,651        $  1,126          $102,863
                                 =======      =======   =======       ======      =======         =======           =======

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (in thousands)


                                                   1998               1997
OPERATING ACTIVITIES:
  Net income                                   $ 10,926            $ 9,928
  Adjustments  to  reconcile  net  income  to
    net cash  provided  by  (used  in)
    operating activities:
     Depreciation and amortization of premises
       and equipment                              2,493              3,029
     Amortization and accretion of securities       232                488
     FHLB stock dividends                          (598)              (362)
     Provision for loan losses                    1,687              3,850
     Net gain on sale of securities                (822)               (90)
     Net gain on sale of loans                   (3,154)            (1,073)
     Net gain on sale of Bank card                                  (3,410)
     Net gain on sale of deposits                (4,116)            (3,900)
     Proceeds from sale of loans                199,962             77,675
     Origination of mortgage loans held
       for sale                                (202,824)           (83,736)
     Changes in assets and liabilities:
      Accrued interest receivable                  (295)               318
      Other assets                                  (73)              (623)
      Accrued interest payable                   (1,687)             1,523
      Other liabilities                           2,165              5,110
                                                -------            -------
        Net cash provided by
        operating activities                      3,896              8,727
                                                -------            -------
INVESTING ACTIVITIES:
  Proceeds from sale of bank card                                   26,340
  Purchases of securities available for sale   (187,024)           (14,993)
  Purchases of securities to be held to
    maturity                                                       (11,189)
  Purchases of Federal Home Loan Bank Stock      (5,098)            (1,173)
  Proceeds from maturities of securities to
    be held to maturity                          52,443             76,638
  Proceeds from sales and paydowns of
    securities available for sale               112,163             24,208
  Net increase in loans                         (75,487)           (69,573)
  Purchases of premises and equipment            (5,286)            (2,723)
  Disposal of premises and equipment                985              1,166
                                                -------            -------
        Net cash provided by
       (used in) investing activities          (107,304)            28,701
                                                -------            -------
FINANCING ACTIVITIES:
  Net increase in deposits                       67,682             32,962
  Sale of deposits                              (61,564)           (45,913)
  Net change in securities sold
    under agreement to repurchase and
    other short-term borrowings                   5,922            (80,212)
  Payments on other borrowings                 (167,632)          (195,393)
  Proceeds from other borrowings                237,620            225,250
  Proceeds from issuance of guaranteed
     preferred beneficial interests in
     Company's subordinated debentures                               6,452
  Proceeds from issuance of common stock
     and stock options exercised                 23,640                 71
  Cash dividends paid                            (1,269)            (1,493)
                                                -------            -------
        Net cash provided by
       (used in) financing activities           104,399            (58,276)
                                                -------            -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  991            (20,848)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   24,546             56,671
                                                -------            -------
CASH AND CASH EQUIVALENTS, END OF PERIOD       $ 25,537           $ 35,823
                                                =======            =======
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                  $ 39,621           $ 36,794
                                                =======            =======
     Income taxes                              $  7,598           $  3,514
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic's annual report on Form 10-K for the year ended December 31, 1997.

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

In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The standard is effective for the first fiscal quarter beginning after December 15, 1998. This statement amends SFAS No. 65 on mortgage banking, which required that after securitization of mortgage loans held for sale, all retained mortgage-backed securities be classified as trading. This new standard allows after securitization of mortgage loans held for sale, any retained mortgage-backed securities to be classified as described under SFAS No. 115. Current mortgage banking activities for Republic do not include the securitization of any mortgage loans held for sale.

COMPREHENSIVE INCOME - Republic adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", effective for the interim period ended March 31, 1998. This Standard requires reporting of comprehensive income, defined as changes in equity other than those resulting from investments by or distributions to stockholders. Net income, plus or minus "other comprehensive income" results in comprehensive income. The only item of other comprehensive income applicable to Republic is the change in unrealized gain or loss on securities available for sale. Comprehensive income is reported on the statement of income. The period ended September 30, 1997 was restated to meet the current reporting format.

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

2.  SECURITIES

Securities Available For Sale:

                                                            September 30, 1998
                                                               (in thousands)

                                                          Gross           Gross
                                         Amortized      Unrealized      Unrealized      Estimated
                                           Cost           Gains           Losses       Fair Value

U.S. Treasury Securities and U.S.
  Government Agencies                    $122,439        $  1,047         $             $123,486
Mortgage-backed securities                 46,702             660                         47,362
                                          -------         -------          -------       -------
Total securities available for sale      $169,141        $  1,707         $             $170,848
                                          =======         =======          =======       =======



Securities To Be Held To Maturity:

                                                            September 30, 1998
                                                               (in thousands)

                                                          Gross           Gross
                                         Amortized      Unrealized      Unrealized      Estimated
                                           Cost           Gains           Losses       Fair Value

U.S. Treasury Securities and U.S.
  Government Agencies                    $ 41,622        $    114         $   (54)      $ 41,682
Obligations of state and political
  subdivisions                              4,187             174                          4,361
Mortgage-backed securities                    511                              (3)           508
                                          -------         -------          -------       -------
Total securities to be held to maturity  $ 46,320        $    288         $   (57)      $ 46,551
                                          =======         =======          =======       =======

Securities having an amortized cost of $201 million and a fair value of $203 million at September 30, 1998, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

3.  LOANS

                                        September 30, 1998         December 31, 1997
                                                        (in thousands)

Residential real estate                     $522,924                    $480,874
Commercial real estate                       117,849                      76,306
Real estate construction                      40,829                      37,940
Commercial                                    25,245                      21,552
Consumer                                      62,589                      81,967
Home equity                                  106,214                     102,512
Other                                          1,897                       4,094
                                             -------                     -------
     Total loans                             877,547                     805,245

Less:
  Unearned interest income and unamortized
     loan fees                                (1,649)                     (2,130)
  Allowance for loan losses                   (7,962)                     (8,176)
                                             -------                     -------
Loans, net                                  $867,936                    $794,939
                                             =======                     =======

The following table sets forth the changes in the allowance for loan losses:

                                  Three months ended Sept. 30,       Nine months ended Sept. 30,
                                     1998             1997              1998             1997
                                                         (in thousands)

Balance, beginning of period       $ 8,234          $ 6,281          $ 8,176          $ 6,241
  Provision charged to income          303            1,136            1,687            3,850
  Charge-offs                         (702)          (1,279)          (2,283)          (4,244)
  Recoveries                           127              143              382              434
                                    ------           ------           ------           ------
Balance, end of period             $ 7,962          $ 6,281          $ 7,962          $ 6,281
                                    ======           ======           ======           ======

Information about Republic's investment in impaired loans is as follows:


                                         September 30, 1998         December 31, 1997
                                                         (in thousands)

Gross impaired loans                          $ 1,635                     $ 1,640
Less: Related allowance for loan losses           600                         240
                                               ------                      ------
Net impaired loans with related allowances      1,035                       1,400
Impaired loans with no related allowances           0                           0
                                               ------                      ------

Total                                         $ 1,035                     $ 1,400
                                               ======                      ======

Average impaired loans outstanding            $ 1,635                     $ 1,639
                                               ======                      ======

4.  DEPOSITS

                                         September 30, 1998         December 31, 1997
                                                        (in thousands)

Demand (NOW, Super NOW and Money Market)     $175,172                     $118,870
Savings                                        11,668                       12,165
Money market certificates of deposit           34,151                       41,307
Individual retirement accounts                 21,831                       30,167
Certificates of deposit, $100,000 and over     75,082                       63,045
Other certificates of deposit                 304,513                      352,478
Brokered deposits                              33,356                       47,653
                                              -------                      -------
Total interest bearing deposits               655,773                      665,685

Total non-interest bearing deposits            77,827                       65,913
                                              -------                      -------
Total                                        $733,600                     $731,598
                                              =======                      =======


5.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM
     BORROWINGS

Short-term borrowings consist of repurchase agreements and overnight liabilities to deposit customers arising from a cash management program offered by Republic. While effectively deposit equivalents, such arrangements are in the form of repurchase agreements. The repurchase agreements are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities.

                                         September 30, 1998    December 31, 1997
                                                       (in thousands)

  Average outstanding balance                 $ 112,079            $ 100,291
  Average interest rate                            5.20%                4.57%
  Maximum outstanding at month end            $ 119,684            $ 111,137
  End of period                               $ 117,059            $ 111,137


6.  OTHER BORROWED FUNDS

                                                           Sept. 30,          December 31,
                                                             1998                 1997
                                                                   (in thousands)

  Federal Home Loan Bank convertible fixed rate
    advance (1)                                           $ 30,000
  Federal Home Loan Bank variable interest rate advances,
    with weighted average interest rate of 5.52% at
    September 30, 1998, due through 2000                   101,720             $116,000
  Federal Home Loan Bank fixed interest rate advances,
    with weighted average interest rate of  5.87% at
    September 30, 1998, due through 2003                    62,673                8,405
                                                           -------              -------
        Total                                             $194,393             $124,405
                                                           =======              =======

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

The Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans with an unpaid principal balance of greater than 150% of the outstanding advances. Republic has sufficient collateral to borrow approximately $127 million additional from the Federal Home Loan Bank. Republic also has unsecured lines of credit totaling $26 million and secured lines of credit of $103 million available through various financial institutions.

Aggregate future principal payments on borrowed funds as of September 30, 1998 are as follows:

  Year                                  (in thousands)

  1998                                     $ 5,055
  1999                                      31,044
  2000                                      68,104
  2001                                         190
  2002
  2003                                      90,000
                                           -------
    Total                                 $194,393
                                           =======

7.  GUARANTEED PREFERRED BENEFICIAL INTERESTS

In February 1997, Republic Capital Trust (RCT), a trust subsidiary of Republic Bancorp, Inc., completed the private placement of shares of cumulative trust preferred securities ("Preferred Securities") with a liquidation preference of $100 per security. Each security can be converted into 10 shares of Class A Common Stock at the option of the holder. The proceeds of the offering were loaned to Republic Bancorp, Inc. in exchange for subordinated debentures with terms that are similar to the Preferred Securities. Distributions on the securities are payable quarterly at the annual rate of 8.5% of the liquidation preference and are included in interest expense in the consolidated financial statements. These securities are considered as Tier I capital under current regulatory guidelines.

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


8.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations is as follows:


                                               Three Months Ended             Nine Months Ended
                                                 September 30,                  September  30,
                                                1998        1997               1998       1997
                                                                 (in thousands)

 Earnings Per Share
   Net Income                                  $2,800      $4,392            $10,926    $9,928
   Less: Dividends declared on
         preferred stock                                     (106)                        (319)
                                               ------      ------            -------    ------
   Net Income available to common shares
     outstanding                               $2,800      $4,286            $10,926    $9,609
                                               ======      ======            =======    ======

  Weighted average shares outstanding          16,480      14,449             15,472    14,445
                                               ======      ======             ======    ======



                                               Three Months Ended             Nine Months Ended
                                                 September 30,                  September  30,
                                                1998        1997               1998       1997
                                                                 (in thousands)

 Earnings Per Share Assuming Dilution
    Net Income                                  $2,800      $4,392            $10,926    $9,928
    Add:  Interest expense, net of tax benefit,
      on assumed conversion of guaranteed
      preferred beneficial interests in
      Republic's subordinated debentures            88          88                263       227
                                                ------      ------            -------    ------
    Net Income available to common shareholder
      assuming conversion                       $2,888      $4,480            $11,189   $10,155
                                                ======      ======            =======    ======

  Weighted average shares outstanding           16,480      14,449             15,472    14,445
  Add dilutive effects of assumed
    conversion and exercise:
    Convertible guaranteed preferred
      beneficial interest in Republic's
      subordinated debentures                      645         645                645       538
    Convertible Series A, 8.5% Preferred stock                 600                          600
    Stock options                                  626         360                444       340
                                                ------      ------            -------    ------
  Weighted average shares and dilutive
    potential shares outstanding                17,751      16,054             16,561    15,923
                                                ======      ======             ======    ======

  The difference in earnings per share between the two classes of common stock result solely from the dividend premium paid to Class A over Class B Common Stock.

9.  SEGMENT INFORMATION

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

Intersegment interest income and expense represent interest on loans and advances from the bank segment to the mortgage banking segment are computed at the Bank's prime rate.

                                                Three Months Ended September 30, 1998
                                                              (in thousands)

                                                       Mortgage
                                          Banking       Banking        Other        Eliminations     Consolidated

Interest income:
 Unaffiliated customer                $   23,190        $  327                                       $   23,517
 Intersegment                                231                      $  152        $   (383)
                                          ------         -----         -----            ----           --------
Total interest income                     23,421           327           152            (383)            23,517
                                          ------         -----         -----            ----           --------
Interest expense:
 Unaffiliated customer                    12,670                         137                             12,807
 Intersegment                                  9           231           143            (383)
                                          ------         -----         -----            ----           --------
Total interest expense                    12,679           231           280            (383)            12,807
                                          ------         -----         -----            ----           --------
 Net interest income                      10,742            96          (128)                            10,710

Provision for loan losses                    303                                                            303

Other income                               1,508         1,020                                            2,528

Non-interest expense                       7,995           518            13                              8,526
                                          ------         -----         -----            ----             ------
Operating profit                          $3,952        $  598        $ (141)      $                    $ 4,409
                                          ======         =====         =====            ====             ======
Indentifiable assets                  $1,151,158     $  16,640      $119,462       $(119,443)         $1,167,817
                                       =========      ========       =======        ========           =========
Depreciation and amortization         $      779     $      40      $              $                  $      819
                                       =========      ========       =======        ========           =========
Capital Expenditures                  $    1,195     $      37      $              $                  $    1,232
                                       =========      ========       =======        ========           =========



                                                            Three Months Ended September 30, 1997
                                                                       (In Thousands)

                                                        Mortgage
                                          Banking        Banking       Other        Eliminations     Consolidated

Interest income:
   Unaffiliated customer                $    22,807   $      104                                    $     22,911
   Intersegment                                  74                  $     152       $     (226)
                                         ----------    ---------      --------        ---------      -----------
Total interest income                        22,881          104           152             (226)          22,911
                                         ----------    ---------      --------        ---------      -----------
Interest expense:
   Unaffiliated customer                     12,573                        139                            12,712
   Intersegment                                   9           74           143             (226)
                                         ----------    ---------      --------        ---------      -----------
Total interest expense                       12,582           74           282             (226)          12,712
                                         ----------    ---------      --------        ---------      -----------
   Net interest income                       10,299           30          (130)                           10,199

Provision for loan losses                     1,136                                                        1,136

Other income                                  5,362          430                                           5,792

Non-interest expense                          7,591          311                                           7,902
                                         ----------    ---------      -------         ---------      -----------
Operating profit                        $     6,934   $      149     $   (130)       $              $      6,953
                                         ==========    =========      =======         =========      ===========
Indentifiable assets                    $ 1,090,866   $    4,529     $ 84,247        $  (84,227)    $  1,095,415
                                         ==========    =========      =======         =========      ===========
Depreciation and amortization           $       946   $       35     $               $              $        981
                                         ==========    =========      =======         =========      ===========

Capital Expenditures                    $       397   $        7     $               $              $        404
                                         ==========    =========      =======         =========      ===========


                                                         Nine Months Ended September 30, 1998
                                                                  (in thousands)

                                                        Mortgage
                                          Banking        Banking       Other        Eliminations     Consolidated

Interest income:
   Unaffiliated customer                $    68,391   $      940                                    $     69,331
   Intersegment                                 695                  $     444       $   (1,139)
                                         ----------     --------       -------         --------       ----------
Total interest income                        69,086          940           444           (1,139)          69,331
                                         ----------     --------       -------         --------       ----------
Interest expense:
   Unaffiliated customer                     37,523                        411                            37,934
   Intersegment                                  14          695           430           (1,139)
                                         ----------     --------       -------         --------       ----------
Total interest expense                       37,537          695           841           (1,139)          37,394
                                         ----------     --------       -------         --------       ----------
   Net interest income                       31,549          245         (397)                            31,397

Provision for loan losses                     1,687                                                        1,687

Other income                                  9,480        3,033                                          12,513

Non-interest expense                         23,670        1,467            58                            25,195
                                         ----------     --------       -------         --------       ----------
Operating profit                        $    15,672   $    1,811      $   (455)      $              $     17,028
                                         ==========     ========       =======         ========       ==========
Indentifiable assets                    $ 1,151,158   $   16,640      $ 119,462      $ (119,443)    $  1,167,817
                                         ==========     ========       =======         ========       ==========
Depreciation and amortization           $     2,371   $      122      $              $              $      2,493
                                         ==========     ========       =======         ========       ==========
Capital Expenditures                    $     4,963   $      323      $              $              $      5,286
                                         ==========     ========       =======         ========       ==========


                                                           Nine Months Ended September 30, 1997
                                                                  (in thousands)

                                                        Mortgage
                                          Banking        Banking       Other        Eliminations     Consolidated

Interest income:
   Unaffiliated customer                $    68,318   $      445                                    $     68,763
   Intersegment                                 334                  $     395       $     (729)
                                         ----------     --------       -------         --------       ----------
Total interest income                        68,652          445           395             (729)          68,763
                                         ----------     --------       -------         --------       ----------
Interest expense:
   Unaffiliated customer                     37,887                        430                            38,317
   Intersegment                                  26          334           369             (729)
                                         ----------     --------       -------         --------       ----------
Total interest expense                       37,913          334           799             (729)          38,317
                                         ----------     --------       -------         --------       ----------
   Net interest income                       30,739          111          (404)                           30,446

Provision for loan losses                     3,850                                                        3,850

Other income                                 11,584        1,461                                          13,045

Non-interest expense                         23,229          899            60                            24,188
                                         ----------     --------       -------         --------       ----------
Operating profit                        $    15,244   $      673     $   (464)       $              $     15,453
                                         ==========     ========       =======         ========       ==========
Indentifiable assets                    $ 1,090,866   $    4,529     $  84,247       $  (84,227)    $  1,095,415
                                         ==========     ========       =======         ========       ==========
Depreciation and amortization           $     2,949   $       80     $               $              $      3,029
                                         ==========     ========       =======         ========       ==========
Capital Expenditures                    $     2,299   $      424     $               $              $      2,723
                                         ==========     ========       =======         ========       ==========


PART 1

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc., headquartered in Louisville, Kentucky, was incorporated on January 2, 1974. Republic Bank & Trust Company (Bank) is a commercial banking and trust corporation organized and chartered under the laws of the Commonwealth of Kentucky. The Bank is also headquartered in Louisville, Kentucky and provides banking services through 18 banking centers throughout Kentucky. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, and investing in securities and trust services. The Bank's lending services include the origination of real estate, commercial and consumer loans. Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. Regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (and the Federal Reserve Bank of St. Louis) and the Kentucky Department of Financial Institutions.

REPUBLIC HAS MADE, AND MAY CONTINUE TO MAKE, VARIOUS FORWARD-LOOKING STATEMENTS WITH RESPECT TO CREDIT QUALITY (INCLUDING DELINQUENCY TRENDS AND THE ALLOWANCE FOR LOAN LOSSES), CORPORATE OBJECTIVES AND OTHER FINANCIAL AND BUSINESS MATTERS. WHEN USED IN THIS DISCUSSION THE WORDS "ANTICIPATE," "PROJECT," "EXPECT," "BELIEVE," AND SIMILAR EXPRESSIONS ARE INTENTED TO IDENTIFY FORWARD-LOOKING STATEMENTS. REPUBLIC CAUTIONS THAT THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS ASSUMPTIONS, RISKS AND UNCERTAINTIES, ALL OF WHICH MAY CHANGE OVER TIME. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM FORWARD-LOOKING STATEMENTS.


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

OVERVIEW
Net income for the nine months ended September 30, 1998 was $10.9 million up from $9.9 million reported for the comparable period in 1997. On a per share basis, diluted earnings per share for the nine months ended September 30, 1998 were $0.68 up from $0.66 per share in 1997. The increase in earnings for 1998 reflects a strong performance in many areas of the Bank. The current interest rate environment has fueled Republic's loan originations to record levels. Total loan originations at the banking centers and the mortgage banking operations increased to a record $550 million for the first 9 months of 1998 compared to $500 million for the same period last year. The increased loan volume resulted in additional interest income as well as increased earnings realized from the sale of loans into the secondary market. Income also improved as a result of a significant decrease in the provision required to maintain an adequate allowance for loan losses due to reduced losses in consumer loans.

In the first nine months of 1998, Republic's total assets grew 10% to approximately $1.2 billion. Republic's loan portfolio increased by $73 million or 9% since December 1997. This growth was achieved due to healthy loan demand in Republic's markets and the further development of Republic's commercial and business banking services. While loan growth remains strong the Bank's total delinquency has dropped to 2.45%, its lowest level since October 1997. Funding for the loan portfolio came from retail deposits and additional advances from the Federal Home Loan Bank. Deposits increased slightly even though $66 million in deposits from the Mayfield banking center were sold during the first quarter of 1998.

The  following  table  summarizes  selected  financial   information   regarding
Republic's financial performance.


Table 1

                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                        1998           1997           1998            1997
                                                                       (dollars in thousands)

Net income                                         $     2,800    $     4,392     $    10,926    $     9,928
Net income excluding asset dispositions                  2,800          1,896           8,292          5,250
Class A earnings per share                                0.17           0.30            0.71           0.67
Class B earnings per share                                0.17           0.29            0.70           0.66
ROA                                                       0.96%          0.92%           1.21%          1.06%
ROA excluding asset disposition                           0.96           0.69            0.97           0.64
ROE                                                      11.84          15.17           16.89          18.51
ROE excluding asset disposition                          11.84          11.42           13.64          11.09


In July of 1998 Republic sold 2 million shares of its Class A Common Stock at an initial price of $13 per share and received approximately $23.6 million in offering proceeds. The proceeds of the offering are expected to be used for continued banking center expansion, broadening existing business lines, potential acquisitions and other general corporate purposes. Republic's Class A Common Stock is now being traded on the NASDAQ National Market under the symbol "RBCAA".

DISPOSITION OF ASSETS

During 1997, Republic elected to focus its resources on its North Central and Central Kentucky markets. Consistent with this new focus, Republic sold its banking centers in the Western Kentucky cities of Murray, Benton, Paducah, and Mayfield. The Murray, Benton and Paducah sales were closed in the second half of 1997. During the first quarter of 1998, Republic completed the sale of deposits and fixed assets at the Mayfield banking center. Republic realized a pre-tax gain of approximately $4.1 million from the Mayfield banking center sale that was completed during January 1998. This sale was comprised of approximately $65.7 million in deposits and certain other fixed assets. Republic retained substantially all of its Mayfield banking center loan portfolio in that transaction. The Mayfield transaction represented the final Western Kentucky banking center sale.

Also during 1997, Republic sold its $17 million credit card portfolio, its merchant processing assets and its $6 million, 50% interest in a joint venture credit card arrangement, all totaling $23 million. Collectively, these asset sales resulted in a pre-tax gain of $3.4 million. Under the terms of the sale, Republic was subject to a recourse provision of $1.2 million. During the third quarter of 1998, Republic settled all of its obligations under the agreement for $272,000.

RESULTS OF OPERATIONS

Net Interest Income. For the third quarter 1998, net interest income was $10.7 million, up $500,000 over the $10.2 million attained during third quarter 1997. Overall, the net interest rate spread decreased from 3.35% during third quarter of 1997 to 3.14% in the comparable quarter of 1998. The Bank's net interest margin decreased from 3.87% in third quarter 1997 to 3.81% in third quarter 1998. The decrease in the net interest spread and margin occurred because the yield on interest earning assets decreased 32 basis points while the rate paid on liabilities only decreased 11 basis points. During the third quarter 1998, average interest-earning assets were $1.1 billion, an increase of $70.4 million over third quarter 1997. Total average interest bearing liabilities increased from $952 million in the third quarter of 1997 to $979 million in the third quarter of 1998.

Net interest income for the nine months ended September 30, 1998 was $31.4 million, up from $30.4 million attained in the same period during 1997. When comparing the respective nine month periods, average earning assets grew by $42 million in 1998 and average interest bearing liabilities increased $6 million.

As a result of an overall decline in market rates, Republic's yield on interest earning assets and rate paid on interest bearing liabilities declined during the period. The decline in spread occurred as the reduced outstandings in Republic's higher yielding unsecured consumer portfolio were replaced with lower yielding real estate secured loans. Net interest margin declined at a slower rate than net interest spread because Republic was able to fund a greater portion of its interest earning assets through equity and non-interest bearing deposits.

Tables 2 and 3 provide detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the three and nine months ended September 30, 1998 and 1997.


Table 2 - Average Balance Sheet Rates for Third Quarter,  1998 and 1997 (dollars
in thousands)
-------------------------------------------------------------------------------------------------------------------

                                            Three Months Ended Sept. 30, 1998    Three Months Ended Sept. 30, 1997
                                              Average                 Average       Average                 Average
ASSETS                                        Balance    Interest      Rate         Balance     Interest     Rate

Earning Assets:

U.S. Treasury and U.S. Government
  Agency Securities                          $187,392      $2,702      5.77%       $ 213,569    $ 3,177       5.95%

State and Political Subdivision Securities      4,188          92      8.79%           4,424         95       8.59%

Other Investments                              11,807         217      7.35%           7,053        135       7.66%

Mortgage-Backed Securities                     38,615         585      6.06%             617          7       4.54%

Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                    6,455          95      5.87%          10,405        146       5.61%

Total Loans and Fees                          875,954      19,826      9.05%         817,992     19,351       9.46%
                                            ---------      ------                  ---------     ------
Total Earning Assets                        1,124,411      23,517      8.37%       1,054,060     22,911       8.69%
                                            ---------      ------                  ---------     ------
Less: Allowance for Loan Losses               (8,150)                                 (6,281)

Non-Earning Assets:

Cash and Due From Banks                        22,223                                 19,198

Bank Premises and Equipment, Net               14,476                                 17,127

Other Assets                                   15,971                                 15,304
                                            ---------                              ---------
Total Assets                              $ 1,168,931                            $ 1,099,408
                                            =========                              =========
LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts                        $ 105,961       $ 850      3.21%       $ 121,577    $ 1,030       3.39%

Money Market Accounts                         118,689       1,406      4.74%          49,231        632       5.13%

Individual Retirement Accounts                 21,986         315      5.73%          37,206        548       5.89%

Certificates of Deposit and Other
  Time Deposits                               407,331       5,934      5.83%         529,369      7,656       5.79%

Repurchase Agreements and Other
  Borrowings                                  324,990       4,302      5.29%         214,698      2,846       5.30%
                                            ---------      ------                  ---------     ------
Total Interest Bearing Liabilities            978,957      12,807      5.23%         952,081     12,712       5.34%
                                            ---------      ------                  ---------     ------
Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits                  82,143                                 67,539

Other Liabilities                              13,241                                 13,362

Stockholders' Equity                           94,590                                 66,426
                                            ---------                              ---------
Total Liabilities and Stockholders'
  Equity                                  $ 1,168,931                            $ 1,099,408
                                            =========                              =========
Net Interest Income                                      $ 10,710                              $ 10,199
                                                           ======                                ======
Net Interest Spread                                                    3.14%                                  3.35%
                                                                       ====                                   ====
Net Interest Margin                                                    3.81%                                  3.87%
                                                                       ====                                   ====

--------------------------------------------------------------------------------
For the purposes of these calculations, non-accruing loans are included in the quarterly average loan amounts outstanding.


Table 3 - Average Balance Sheet Rates for Nine Months, 1998 and 1997 (dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                            Nine months ended Sept. 30, 1998     Nine months ended Sept. 30, 1997
                                              Average                 Average       Average                Average
ASSETS                                        Balance    Interest      Rate         Balance   Interest       Rate

Earning Assets:

U.S. Treasury and U.S. Government
  Agency Securities                         $ 173,659     $ 7,594      5.83%      $ 221,220    $ 9,867       5.95%

State and Political Subdivision Securities      4,222         276      8.72%          4,496        288       8.54%

Other Investments                              10,961         598      7.27%          6,869        362       7.03%

Mortgage-Backed Securities                     41,056       1,899      6.17%            638         24       5.02%

Federal Funds Sold                             21,687         918      5.64%         11,976        499       5.56%

Total Loans and Fees                          842,072      58,046      9.19%        806,953     57,723       9.54%
                                            ---------      ------                 ---------     ------
Total Earning Assets                        1,093,657      69,331      8.45%      1,052,152     68,763       8.71%
                                            ---------      ------                 ---------     ------
Less: Allowance for Loan Losses               (8,201)                                (6,274)

Non-Earning Assets:

Cash and Due From Banks                        20,439                                21,423

Bank Premises and Equipment, Net               13,600                                17,579

Other Assets                                   14,603                                13,453
                                            ---------                             ---------
Total Assets                              $ 1,134,098                           $ 1,098,333
                                            =========                             =========
LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts                        $ 101,150     $ 2,450      3.23%      $ 130,520    $ 3,364       3.44%

Money Market Accounts                          99,288       3,570      4.79%         43,536      1,589       4.87%

Individual Retirement Accounts                 22,468         995      5.90%         36,986      1,626       5.86%

Certificates of Deposit and Other
  Time Deposits                               428,827      18,843      5.86%        523,677     23,099       5.88%

Repurchase Agreements and Other
  Borrowings                                  309,567      12,076      5.20%        219,815      8,639       5.24%
                                            ---------      ------                 ---------     ------
Total Interest Bearing Liabilities            961,300      37,934      5.26%        954,534     38,317       5.35%
                                            ---------      ------                 ---------     ------
Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits                  78,315                                68,935

Other Liabilities                              13,435                                11,767

Stockholders' Equity                           81,048                                63,097
                                            ---------                             ---------
Total Liabilities and Stockholders'
  Equity                                  $ 1,134,098                           $ 1,098,333
                                            =========                             =========
Net Interest Income                                      $ 31,397                             $ 30,446
                                                           ======                               ======
Net Interest Spread                                                    3.19%                                 3.36%
                                                                       ====                                  ====
Net Interest Margin                                                    3.83%                                 3.86%
                                                                       ====                                  ====

--------------------------------------------------------------------------------
For the purposes of these calculations, non-accruing loans are included in the quarterly average loan amounts outstanding.

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


Table 4 - Volume/Rate Variance Analysis (in thousands)
--------------------------------------------------------------------------------
                                       Three Months Ended Sept. 30, 1998             Nine months ended Sept. 30, 1998
                                                  Compared to                                   Compared to
                                       Three Months Ended Sept. 30, 1997             Nine months ended Sept. 30, 1997
                                              Increase/(Decrease)                           Increase/(Decrease)
                                                    due to                                        due to

                                     Total Net                                    Total Net
                                      Change        Volume          Rate           Change        Volume       Rate
Interest Income (1):

U.S. Treasury and
Government Agency Securities          $ (475)         $ (389)       $ (86)     $  (2,273)      $  (2,118)    $ (155)

State and Political
Subdivision Securities                    (3)             (5)           2            (12)            (17)         5

Other Investments                         82              94          (12)           236             216         20

Mortgage-Backed Securities               578             431          147          1,875           1,520        355

Federal Funds Sold and Securities
Purchased Under Agreements to Resell     (51)            (58)           7            419             402         17

Total Loans and Fees (2)                 475           1,371         (896)           323           2,512     (2,189)
                                       -----           -----          ---          -----           -----      -----
     Net Change in Interest Income       606           1,444         (838)           568           2,515     (1,947)
                                       -----           -----          ---          -----           -----      -----
Interest Expense:

Interest Bearing
Transaction Accounts                    (180)           (132)         (48)          (914)           (757)      (157)

Money Market Accounts                    774             892         (118)         1,981           2,035        (54)

Individual Retirement Accounts          (233)           (224)          (9)          (631)           (638)         7

Certificates of Deposit and
Other Time Deposits                   (1,722)         (1,765)          43         (4,256)         (4,184)       (72)

Repurchase Agreements and
Other Borrowings                       1,456           1,462           (6)         3,437           3,527        (90)
                                       -----           -----          ---          -----           -----      -----
     Net Change in Interest Expense       95             233         (138)          (383)            (17)      (366)
                                       -----           -----          ---          -----           -----      -----
Increase in Net Interest Income        $ 511         $ 1,211       $ (700)         $ 951         $ 2,532   $ (1,581)
                                       =====           =====          ===          =====           =====      =====

--------------------------------------------------------------------------------
(1) Interest income for loans on non-accrual status have been included in Interest Income.
(2) The amount of fees in interest on loans was approximately $1,054 and $640 for the years ended Sept. 30, 1998 and 1997, respectively.

NON-INTEREST INCOME. Non-interest income was $2.5 million during third quarter 1998, down from $5.8 million during third quarter of 1997. The decrease was primarily due to the one-time gain from the sale of deposits during 1997 of $3.9 million. Excluding the one-time sale of deposits during 1997, non-interest income increased by $600,000. The increase was principally a result of gains generated from sales of loans into the secondary market and sales of investment securities.

Non-interest income decreased from $13.0 million for the nine months ended September 30, 1997 to $12.5 million for the comparable period in 1998. Excluding the one-time gains during 1998 and 1997, non-interest income increased by $2.7 million. The increase was primarily in additional gains on loans sold into the secondary market. Also during the first nine months of 1998, Republic realized $800,000 in gains from sales of securities. Future gains on sales of securities, if any, are dependent upon market conditions and other factors.

Service charges on deposit accounts remained constant at $2.4 million for the nine-month periods ended September 30, 1998 and 1997, notwithstanding the sale of five banking centers in Western Kentucky. Republic continues to market its transaction accounts and actively manage its collection activities. Other service charges and fees increased $100,000 to $700,000 for the nine months ended September 30, 1998 due to increased volume associated with Republic's participation in a rapid tax refund joint venture with Refunds Now, Inc. Revenues generated from this joint venture are primarily realized only during the tax-filing season, comprised of the first quarter and to a lesser extent the second quarter of the year. Subsequent to September 30, 1998, Republic closed a merger transaction with Refunds Now, Inc. Refunds Now, Inc. was merged into Republic Financial Services Corporation, a wholly owed subsidiary of the Bank. Republic exchanged 230,000 shares for the stock of Refunds Now, Inc. in a business combination accounted for as a pooling of interest.

Revenue from mortgage banking activities during the nine-month period ending September 30, 1998 has been positively influenced by increases in origination and sales volume. Proceeds from sales of loans were $78 million and $200 million for the nine-month periods ending September 30, 1997 and 1998, respectively. Secondary market residential loan originations are heavily influenced by the favorable interest rate environment, which was the primary factor for the increased volume. Net gains from sales of loans closely track loan origination volume. Net gains as a percentage of loans sold were 1.4% and 1.6% for the nine-month periods ending September 30, 1997 and 1998, respectively. Management made a change from selling loans with servicing retained to servicing released in 1995 in order to offset downward market pressure on loan sale pricing. The sale of a significant number of loans with servicing released, coupled with normal loan paydowns and payoffs, has resulted in a decline in the size of the loan servicing portfolio and a corresponding decline in loan servicing income. As of September 30, 1998, Republic was servicing $234 million in mortgage loans for other investors, compared to $263 million at December 31, 1997.

NON-INTEREST EXPENSE. Total non-interest expense was $8.5 million in third quarter 1998, compared to $7.9 million for third quarter 1997. Non-interest expense increased marginally from $24.2 million for the nine months ended September 30, 1997, to $25.2 million for the comparable period in 1998. The increase for the nine months ended September 30, 1998 was primarily attributable to costs associated with salaries and employee benefits. Excluding the one-time gain on sale of deposits and bankcard, Republic's non-interest expense ratio (non-interest expense divided by the sum of net interest income and non-interest expense) at September 30, 1998 was 63% compared to 65% at September 30, 1997.

Salary and employee benefit expense increased 9% for the third quarter 1998 over third quarter, 1997, and 10% for the nine months ended September 30, 1998 compared to September 30, 1997. This rise was due to an increase in the number of higher salaried technical and lending staff additions, commissions, and annual merit salary increases. Republic's overall staffing level remained constant with 425 full-time equivalent employees (FTE's) at September 30, 1998, compared to 427 FTE's at September 30, 1997.

Occupancy and equipment expense remained constant at $1.9 million for third quarter 1997 and 1998. These expenses may increase in the near term as the Bank intends to open additional locations in its existing markets. It is also anticipated that additional expenses will be incurred for technology enhancements for deposit, lending and customer support systems. (See also "YEAR 2000" discussion)

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

SECURITIES AVAILABLE FOR SALE. Securities available for sale consist primarily of mortgage-backed securities, U.S. Treasury and U.S. Government Agencies with a weighted average maturity of 2.30 years. Securities available for sale increased from $94 million at December 31, 1997 to $171 million at Septembr 30, 1998. Republic elected to invest funds from maturing securities previously held to maturity into securities available for sale in order to provide for more flexibility in administering the investment portfolio in changing market conditions.

SECURITIES TO BE HELD TO MATURITY . Securities to be held to maturity decreased from $99 million at December 31, 1997 to $46 million at September 30, 1998. The decrease was due to management's decision to reinvest maturing securities into securities available for sale. Securities to be held to maturity consist primarily of U.S. Treasury and U.S government Agencies with a weighted average maturity of 0.37 years.

LOANS. Net loans increased $73 million to $868 million at September 30, 1998 compared to $795 million at December 31, 1997. The increase in loans included the residential real estate lending portfolio which increased $42 million since December 31, 1997. Republic also increased its commercial real estate lending by $42 million to $118 million at September 30, 1997, a 55% increase. The rise in residential real estate loan volume was a result of a continued favorable rate environment. The rise in commercial real estate lending was primarily due to the Bank's decision to capitalize on customer demand through its recently developed commercial lending unit. Commercial real estate lending remains primarily concentrated within the Bank's existing markets.

Republic's consumer loans decreased from $82 million at December 31, 1997 to $63 million at September 30, 1998. The consumer loan portfolio consists primarily of secured and unsecured loans. Republic's consumer portfolio includes the "All Purpose" and "Pre Approved" unsecured loan products. Republic's "All Purpose" loans, with total outstandings of $9 million at September 30, 1998 and $13 million at December 31 1997, are originated through Republic's banking centers. "Pre Approved" loans decreased from $25 million at December 31, 1997 to $15 million at September 30, 1998. These loans were originated through direct mail. Management plans to continue to allow the "All Purpose" and "Pre Approved" portfolios to reduce in the near term.

Republic's home equity portfolio increased slightly from $103 million at December 31, 1997 to $106 million at September 30, 1998. Following strong growth in this product during 1997, credit utilization by existing customers has moderated.

ALLOWANCE AND PROVISION FOR LOAN LOSSES. The provision for loan losses was $303,000 in the third quarter, 1998, compared to $1.1 million in the third quarter of 1997. Overall, net charge-offs decreased $561,000 during third quarter 1998 compared to the same period in 1997. Republic's unsecured consumer loan portfolio accounted for 96% of total charge-offs in the third quarter of 1998.

The provision for loan losses was $1.7 million for the nine months ended September 30, 1998, compared to $3.9 million for the nine months ended September 30, 1997. Net charge-offs decreased $1.9 million from year-to-date 1997 to year-to-date 1998. The decrease in net charge-offs during 1998 resulted from continued moderation of charge-offs in the unsecured consumer loan portfolio This portfolio's outstandings are expected to continue to reduce in the near term.

The allowance for loan losses decreased slightly from $8.2 million at December 31, 1997 to $8.0 million at September 30, 1998. Republic's allowance to total loan ratio was .91% at September 30, 1998 compared to 1.02% at December 31, 1997. Management believes, based on information presently available, that it has adequately provided for loan losses at September 30, 1998.

Table 5 below depicts the allowance activity by loan type for the three and nine months ended September 30, 1998 and 1997.

Table 5 - Summary of Loan Loss Experience

                                                      Three Months Ended                    Nine months ended
                                                         September 30,                        September 30,
                                                      1998            1997                 1998           1997
(in thousands)

Allowance for loan losses:
     Balance-beginning of period                    $  8,234      $   6,281            $  8,176        $ 6,241

Charge-offs:
     Real Estate                                                       (108)                (78)          (272)
     Commercial                                          (25)                               (25)           (43)
     Consumer                                           (677)        (1,171)             (2,180)        (3,929)
                                                       -----          -----               -----          -----
       Total                                            (702)        (1,279)             (2,283)        (4,244)
                                                       -----          -----               -----          -----
Recoveries:
     Real Estate                                                         14                   5             32
     Commercial                                                                               4
     Consumer                                            127            129                 373            402
                                                       -----          -----               -----          -----
       Total                                             127            143                 382            434
                                                       -----          -----               -----          -----
Net charge-offs                                         (575)        (1,136)             (1,901)        (3,810)

Provision for loan losses                                303          1,136               1,687          3,850
                                                       -----          -----               -----          -----
Allowance for loan losses:
     Balance-end of period                          $  7,962      $   6,281            $  7,962        $ 6,281
                                                       =====          =====               =====          =====

DEPOSITS. Total deposits were $734 million at September 30, 1998 compared to $732 million at December 31, 1997. The slight increase in deposits was achieved even though $66 million in deposits at the Mayfield banking center were sold during the first quarter of 1998. Excluding the sale of deposits at the Mayfield banking center, total deposits would have reflected an increase of $68 million during the nine month period. Republic's growth in deposits was the result of management's emphasis on retail deposit gathering and its commercial cash management program. Republic plans to continue its deposit gathering initiatives by utilizing aggressive pricing strategies and offering competitive products in its existing markets.

OTHER BORROWED FUNDS. Other borrowed funds, which consist of FHLB advances, increased from $124 million at December 31, 1997 to $194 million at September 30, 1998. The increase was primarily due to additional advances from the FHLB to fund the sale of deposits at the Mayfield banking center during the first quarter of 1998. Additional borrowings were used to fund loan growth and purchase investment securities that were used to collateralize deposits due to the bank's growth in public funds and high balance commercial accounts.

STOCKHOLDERS' EQUITY. Total stockholders' equity increased from $68 million at December 31, 1998 to $103 million at September 30, 1998. The increase is primarily due to the sale of securities and current earnings. In July of 1998 Republic sold 2 million shares of its Class A Common Stock at an initial price of $13 per share and received approximately $23.6 million in offering proceeds.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due and are deemed uncollectible. At September 30, 1998, Republic had $418,000 in consumer loans 90 days or more past due compared to $497,000 at December 31, 1997.

Table 6 provides information related to non-performing assets and loans 90 days or more past due. Total non-performing assets increased slightly from December 31, 1997 to September 30, 1998.


Table 6 - Non-Performing Loans
                                                                            September 30,          December 31,
(dollars in thousands)                                                        1998 (1)               1997 (1)

Loans on non-accrual status (2)                                              $ 2,604               $   2,676
Loans past due 90 days or more                                                 4,207                   4,459
                                                                               -----                   -----
Total non-performing loans                                                     6,811                   7,135

Other real estate owned                                                          387                      22
                                                                               -----                   -----
Total non-performing assets                                                  $ 7,198               $   7,157
                                                                               =====                   =====

Percentage of non-performing loans to total loans                               .78%                    .89%

Percentage of non-performing assets to total loans                              .82%                    .89%


(1) The table is exclusive of impaired loans which  remained on accrual  status.
(2) Interest income that would have been earned and received on non-accrual loans was not material.

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount will not be collected. Impaired loans consist of one commercial real estate loan which remained constant from December 31, 1997 to September 30, 1998 at $1.6 million.

LIQUIDITY

Republic maintains sufficient liquidity in order to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand. Funding and cash flows can also be realized from the available for sale portion of the securities portfolio and paydowns from the loan portfolio. Republic's banking centers also provide access to their retail deposit markets. Approximately $97 million of repurchase agreements and money markets are attributable to three customer relationships at September 30, 1998. These funds are short-term in nature and subject to immediate withdrawal by these entities. Should these funds be removed, Republic has the ability to replenish these funds through various funding sources noted below. Republic has established lines of credit with other financial institutions, the FHLB and brokerage firms. While Republic utilizes numerous funding sources in order to meet liquidity requirements, FHLB borrowings remain a material component of management's balance sheet strategies.

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

CAPITAL

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic improved its capital position during the first nine months of 1998 due to the proceeds received from the Bank's public stock offering and the increase in retained earnings achieved during the period. As a result of the improved capital position, Republic's capital to assets ratio increased to 9.07% at September 30, 1998 compared to 6.26% at December 31, 1997. Republic continues to exceed the regulatory requirements for Tier I, Tier I Leverage and total risk-based capital. The Bank intends to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC. Table 7 below indicates the capital ratios at September 30, 1998.

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
                                                                           (dollars in thousands)

As of September 30, 1998
     Total Risk Based Capital (to Risk Weighted Assets)
         Consolidated                                  $ 116,133     16.27%   $ 57,090      8%    $ 71,363      10%
         Bank only                                     $ 115,336     16.16%   $ 57,089      8%    $ 71,361      10%

     Tier I Capital (to Risk Weighted Assets)
         Consolidated                                  $ 108,171     15.16%   $ 28,545      4%    $ 42,817      6%
         Bank only                                     $ 107,374     15.05%   $ 28,545      4%    $ 42,817      6%

     Tier I Leverage Capital (to Average Assets)
         Consolidated                                  $ 108,171      9.25%   $ 46,757      4%    $ 58,446      5%
         Bank only                                     $ 107,374      9.19%   $ 46,750      4%    $ 58,437      5%


Kentucky banking regulations limit the amount of dividends that may be paid to Republic by the Bank without prior approval of the Bank's regulatory agency. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the Bank's current year's net income, as defined in the regulations, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At September 30, 1998, the Bank had $17 million of retained earnings available for payment of dividends.

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

Republic uses an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effect on interest income is then evaluated. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. Assumptions based on the historical behavior of Republic's deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application of various management strategies.

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

The interest sensitivity profile of Republic at any point in time will be effected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.
The table below may not be a precise measurement of the effect of changing interest rates on Republic in the future.


Table 8 - Interest Rate Sensitivity

                                                  Decrease in Rates                         Increase in Rates
                                                  200            100                         100           200
                                             Basis Points  Basis Points       Base      Basis Points   Basis Points
                                                                     (dollars in thousands)

Projected interest income
Loans                                       $    64,413     $   69,869    $   75,793  $    81,852      $  87,473
Investments                                      11,927         12,622        13,196       13,767         14,333
Short-term investments                              208            296           400          518            633
                                                 ------         ------        ------       ------        -------
Total interest income                       $    76,548     $   82,787    $   89,389  $    96,137      $ 102,439

Projected interest expense
Deposits                                    $    29,228     $   30,910    $   32,592  $    34,391      $  36,633
Other borrowings                                 11,462         13,631        15,801       17,971         20,140
                                                 ------         ------        ------       ------        -------
Total interest expense                           40,690         44,541        48,393       52,362         56,773
                                                 ------         ------        ------       ------        -------
Net interest income                         $    35,858     $   38,246    $   40,996  $    43,775      $  45,666
Change from base                            $    (5,138)     $  (2,750)               $     2,779      $   4,670
% Change from base                               (12.53)%        (6.71)%                     6.78%         11.39%


YEAR 2000

Management has assessed the operational and financial implications of its year 2000 needs and developed a plan to ensure that data processing systems can properly handle the century change. Management has determined that if a business interruption as a result of the year 2000 issue occurred, that such an interruption could be material to the Bank's overall financial performance. The primary task required to prevent a potential business interruption is the installation of the most current software releases for major mainframe applications developed by Republic's third party software application providers. Mainframe software upgrades and modifications for major applications have been installed and placed into production. Year 2000 Script Testing for the dates of September 9, 1999, December 31, 1999 and January 3-4, 2000 has been completed. The Bank's personal computer network was also reviewed and upgraded during the quarter. Software upgrades and modifications will also be required for certain other data processing applications.

Republic has identified selected employees whose primary function is year 2000 compliance. The loss of these employees could have a material adverse effect on the implementation of Republic's year 2000 plan. Republic has initiated a year 2000 retention program designed to encourage and promote the retention of these employees.

Year 2000 remediation has resulted in some delay in other data processing projects, none of which are deemed material to the Bank's financial performance. Management believes its current state of year 2000 readiness to be satisfactory and in accordance with general industry and regulatory recommendations. Management has also contacted its major suppliers and customers and inquired about the status of their Year 2000 readiness. At this time, the Bank has no reason to believe that its software providers will not be able to adequately address the Bank's needs for year 2000 software functionality. However, Republic must also rely to some extent on the year 2000 readiness of additional third parties, not only hardware and software providers, but other third party entities such as public utilities and governmental units. These and other like entities provide important ongoing services to the Bank. Management is therefore developing and implementing contingency plans that are scheduled to be in place by the end of the first quarter, 1999.

In carrying out its overall year 2000 plan, Republic will incur certain operational expenses and may replace some existing software that has not been fully amortized. Most of the expenditures associated with software application upgrades represent capitalizable costs that would have been incurred in the normal course of business. The operating expenses will be expensed as incurred, and the unamortized cost of software replaced, if any, will be charged off when the applicable software is removed from service. Republic has expensed approximately $563,000 in costs attributable to year 2000 remediation and anticipates total costs and charges to be in an approximate range of $1.2 to $1.8 million. Actual expenses could vary from management's estimates.

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

PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

Information concerning amendments to the articles of incorporation of Republic Bancorp, Inc., which were effective July 1, 1998, was previously reported in
Item 2 of Part II of Republic Bancorp, Inc.'s Form 10-Q for the quarter ended June 30, 1998. The description of the Class A Common Stock of Republic Bancorp, Inc. contained in the Form 8-A filed by Republic Bancorp, Inc. with the Securities and Exchange Commission on July 20, 1998, reflects such amendments.

Item 6.    Exhibits and Reports on Form 8-K

a. The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 34.

b. On July 7, 1998, Republic Bancorp, Inc. filed a Report on Form 8-K, dated July 1, 1998, to report under Item 5 of that form amendments to its Articles of Incorporation and summary financial results for the period ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Republic Bancorp, Inc.
                                                   (Registrant)


                          Principal Executive Officer:

Date: 11/14/98                                      /s/ Steven E. Trager
     ----------------                               ----------------------------
                                                    Steven E. Trager
                             Chief Executive Officer


                          Principal Financial Officer:

Date: 11/14/98                                      /s/ Mark A. Vogt
     ----------------                               ----------------------------
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

10.16                      Summary of Director Stock Options                      Filed as Exhibit 10.16 on page 35
                                                                                  of this Form 10-Q for the period
                                                                                  ended September 30, 1998

11                         Statement Regarding  Computation                       Filed as Exhibit 11 on page 36 of this
                           of Per Share Earnings                                  Form 10-Q for the period ended
                                                                                  September 30, 1998

27                         Financial Data Schedule                                Filed as Exhibit 27 on page 37 of this
                                                                                  Form 10-Q for the period ended
                                                                                  September 30, 1998
