Form 10-K
period 1998-12-31
REPUBLIC BANCORP INC /KY/
filed 1999-04-01
CIK 921557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _________  to __________

         Commission File Number     0-24649

                             REPUBLIC BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             Kentucky                                     61-0862051
-------------------------------------    ---------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                601 W. Market Street, Louisville, Kentucky 40202
        ---------------------------------------------------------------------
                (Address of Principal Executive Offices) (Zip Code)


         Registrant's telephone number, including area code: (502) 584-3600

         Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
         None                                               None


         Securities registered pursuant to Section 12(g) of the Act:

                                Class A Common Stock
                                 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 29, 1999 was approximately $84,054,00 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock as of March 29, 1999 was 14,903,610 and 2,203,659, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I and II.

Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

PART I
     1.     Business                                                           3
     2.     Properties                                                        12
     3.     Legal Proceedings                                                 13
     4.     Submission of Matters to a Vote of Security Holders               14


PART II
     5.     Market for Registrant's Common Equity And Related Security
              Holder Matters                                                  14
     6.     Selected Financial Data                                           16
     7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     16
     7A.    Quantitative and Qualitative Disclosures about Market Risk        16
     8.     Financial Statements and Supplementary Data                       16
     9.     Changes in and Disagreements with Accountants On Accounting
                and Financial Disclosure                                      16

PART III
   10.     Directors and Executive Officers of the Registrant                 17
   11.     Executive Compensation                                             17
   12.     Security Ownership of Certain Beneficial Owners and Management     17
   13.     Certain Relationships and Related Transactions                     17

PART IV
   14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K    19

           Signatures                                                         20

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of Republic Bancorp, Inc. ("Republic" or the "Company") that are considered "forward-looking" within the meaning of the Private Securities Litigation and Reform Act of 1995. These statements relate to, among other things, expectations concerning loan demand and growth, simulated changes in interest rates, the adequacy of the Company's allowance for loan losses, and the Year 2000 issue. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company's markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties reported from time to time in the filings of the Company with the Securities and Exchange Commission.


                  PART I

ITEM 1. BUSINESS.

         Republic Bancorp, Inc. ("Republic" or the "Company") is a registered bank holding company headquartered in Louisville, Kentucky. Republic's principal subsidiary is Republic Bank & Trust Company, a Kentucky banking corporation (the "Bank"). Incorporated in Kentucky on January 2, 1974, Republic became a bank holding company when the Bank became authorized to conduct a commercial banking business in Kentucky in 1981.

         The  principal   business  of  Republic  is  directing,   planning  and
coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the operations of the Bank. At December 31, 1998, Republic had total assets of $1.2 billion, total deposits of $747 million and total stockholders' equity of $104 million. Based on total assets as of December 31, 1998, Republic ranked as the fourth largest independent bank holding company in Kentucky. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company's Website address is www.republicbank.com.

GENERAL BUSINESS OVERVIEW

         As of March 29, 1999, Republic had a total of 19 banking centers, including a banking center under construction in Louisville, serving seven Kentucky communities. Its two primary market areas are located in North Central and Central Kentucky. The North Central Kentucky market includes Louisville, the largest city in Kentucky, where Republic is headquartered and has 9 banking centers. Republic's Central Kentucky market includes ten banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (2); Lexington, the second largest city in Kentucky (4); Owensboro (1); and Shelbyville (1).

         Republic has developed a super community banking network, with most of its banking centers located either in separate communities or portions of urban areas that represent distinct communities. Each of Republic's banking centers is managed by an officer with the authority to make pricing and loan decisions within Company policies and guidelines. The Bank also has local advisory boards of directors that enhance Republic's awareness of the particular needs of the communities served.

         Republic continues to seek and evaluate additional expansion opportunities, either through the establishment of de novo banking centers and/or through acquisitions of existing institutions in the financial services industry and ancillary nonbanking businesses. The Company intends to continue to consider various strategic acquisitions of banks, banking assets or financial services entities related to banking in those geographical areas that management believes would complement and increase Republic's existing business lines, or expansion in new market areas or product lines that management determines would be in the best interest of the Company and its shareholders.

         The Company has historically extended credit and provided general banking services through its banking center network to individuals, professionals, and businesses. Over the past several years the Company began to seek new lines of business to diversify its asset mix and further enhance its profitability. While each new line of business reflects the Company's efforts to enrich its asset mix, each of these lines of business is an outgrowth of the basic community banking concepts that the Company has traditionally engaged. The Company principally markets its services through the following:

MORTGAGE LENDING. The Company utilizes its banking centers and commissioned originators to offer a complete line of single family residential mortgage products. The Company generally retains mortgage loans with variable rates or adjustable rates with up to 10 year fixed rate terms, and sells its longer term fixed rate loans into the secondary market. Once closed, the secondary market loans are sold without recourse principally to the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and other institutional investors. Generally, fixed rate loans in process are covered by forward commitments to these investors that limits Republic's interest rate risk.

         Republic does not retain the servicing on the majority of its loans sold in the secondary market, a practice dating back to 1995. Management's decision to retain or release servicing rights is largely dependent upon market conditions. When administering loans with the servicing retained by the Company, the responsibility of collecting principal and interest payments, escrowing for taxes and insurance, and remitting payments to the secondary market investors remains with Republic. A fee is received by Republic for performing these standard servicing functions.

PREFERRED CLIENT SERVICES. Republic has established extensive long standing relationships with the medical communities in its primary markets. Special loan and deposit products have been tailored to meet the needs of physicians and their practices. Republic intends to expand these services to other business groups.

CONSUMER LENDING. Consumer loans made by the Company include automobile loans, home improvement and home equity loans, operating lines of credit, and personal loans (both secured and unsecured). Republic is currently emphasizing home equity loans in its consumer marketing, in place of two unsecured consumer loan products which were marketed through the mail and Republic's banking center network prior to 1997.

COMMERCIAL LENDING.  In 1997,  the  Company  established  a separate  commercial lending unit as an outgrowth of the Company's historical business of originating loans for small and medium-sized businesses from its various locations. Commercial loans are generated at each banking center through solicitations of potential clients primarily in the Company's market areas. The Company makes commercial loans to a variety of industries. The Company intends to expand this business through focused calling programs, seeking to broaden relationships with commercial clients with both loan and deposit accounts and cash management services.

SPECIALIZED LENDING. Republic has pursued specialized lending opportunities to complement its traditional lending programs. These specialized product lines include Refunds Now, a program offering tax refund anticipation services. Republic began offering these services through a joint venture arrangement with Refunds Now, Inc. In October 1998, the Company acquired Refunds Now, Inc. as a subsidiary, in a stock merger transaction accounted for as a pooling of interests. Other specialized lending services include public sector lending, and the origination of sub-prime loans, which are immediately sold to finance companies or other sub-prime loan originators, without recourse and with servicing released.

OTHER BANKING SERVICES. The Bank also provides, on a limited basis, trust services and engages in credit life insurance sales, item processing, and other related financial institution lines of business.

         Deposits are also a key component to the Company's banking business, serving as a source of funding for lending as well as increasing client account relationships. Borrowings, principally from the Federal Home Loan Bank ("FHLB"), and repurchase agreements, provide other sources of liquidity. In addition, the Company's investment securities, together with cash and cash equivalents, provide an important source of liquidity. The Company uses its investments as collateral for borrowings and to secure public fund deposits.

         Republic's operating revenues are derived primarily from interest earned from its loan and investment securities portfolios and fee income from loan and deposit products. For information about Republic's loan loss reserve, and the allocation of the allowance for loan losses by loan type, see the discussion under the sub-heading "Asset Quality" included on pages 26 to 28 of Republic's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

YEAR 2000 PROJECT

         For a discussion of Republic's year 2000 project, see page 32 of the Company's 1998 Annual Report to Shareholders, which discussion is incorporated herein by reference.

EMPLOYEES

         As of December 31, 1998, the Bank had 489 employees of which 405 were full-time and 84 part-time. None of the Bank's employees are subject to a collective bargaining agreement, and neither Republic nor the Bank has ever experienced a work stoppage.

COMPETITION

         The Company actively competes with several local and regional commercial banks, thrifts, credit unions and mortgage companies for deposits, loans and other banking related financial services. There is intense competition in the Bank's markets from other financial institutions as well as other "non-bank" companies which engage in similar activities. Some of the Company's competitors are not subject to the same degree of regulatory review and restrictions which apply to the Bank. In addition, the Company must compete with much larger financial institutions which have greater financial resources than the Company and, while predominantly headquartered in other states, aggressively compete for market share in Kentucky. These competitors attempt to gain market share through their financial products mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, are creating more pressure on smaller financial institutions to consolidate. The Company also competes with insurance companies, consumer finance companies, investment banking firms, brokerage houses, mutual fund managers and investment advisors. Retail establishments compete for loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise. It is anticipated that competition from both bank and "non-bank" entities will continue to remain strong in the near future.

SUPERVISION AND REGULATION

         Republic and the Bank are subject to the policies of various regulatory authorities. In particular, bank holding companies and their subsidiaries are affected by the credit and monetary policies of the Federal Reserve Board.
Republic and the Bank are subject to numerous federal and state laws and regulations affecting their business and also must undergo periodic examination by federal and state financial institution examiners. The earnings of the Bank, and the earnings of Republic, are affected not only by the laws and regulations applicable to the banking business, but also by the policies and interpretations of regulatory authorities.

         The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations, to issue cease and desist or removal orders, to seek injunctions, and publicly disclose such actions; and extensive authority to police unsafe or unsound practices.

         The following description summarizes some of the laws to which the Company and the Bank are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

         THE COMPANY

         The Company is a bank holding company registered under the BHCA, and it is subject to supervision, regulation and examination by the Federal Reserve Board. The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

         ACQUISITIONS BY BANK HOLDING COMPANIES. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. Consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977, as amended. Under the Community Reinvestment Act, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods. By virtue of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the geographic location of the bank is no longer a factor. Under that Act, a well-capitalized and well-managed bank holding company may acquire a bank located in any state, subject to certain deposit percentage limitations and aging requirements.

         ACTIVITIES "CLOSELY RELATED" TO BANKING. The BHCA prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident to banking. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve Board considers a number of factors, and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition or conflicts of interest). Despite prior approval, the Federal Reserve may order a holding company or its subsidiaries to terminate any activity, or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of the bank holding company.

         SAFE AND SOUND BANKING PRACTICES. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board may prohibit a bank holding company from engaging in an activity if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. The FDIC and the Kentucky Department of Financial Institutions have similar authority with respect to the Bank.

         SOURCE OF STRENGTH. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As noted below, a bank holding company may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary.

         CAPITAL ADEQUACY REQUIREMENTS. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1998, the Company's ratio of Tier 1 capital to total risk-weighted assets was 14.63% and its ratio of total capital to total risk-weighted assets was 15.68%. See Note 13 to the Consolidated Financial Statements.

         In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1998, the Company's leverage ratio was 9.29%.

         The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         THE BANK

         The Bank is a Kentucky chartered banking corporation, the deposits of which are insured by the Bank Insurance Fund (BIF) and the Savings Association Fund (SAIF) of the FDIC. The Bank is not a member of the Federal Reserve System; the Bank is subject to supervision and regulation by the FDIC and the Kentucky Department of Financial Institutions. Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Kentucky Department of Financial Institutions. Because the Federal Reserve Board regulates the bank holding company parent of the Bank, the Federal Reserve Board also has supervisory authority which directly affects the Bank.

         BRANCHING. Kentucky law permits a Kentucky chartered bank, with prior regulatory approval, to establish a branch office in any county in which the bank's principal office or an existing branch is located. In addition, a Kentucky chartered bank is permitted to combine with a commonly controlled bank or thrift regardless of its location in Kentucky, provided both of the institutions have been in operation for at least five years. The Kentucky banking statutes also permit a Kentucky bank, with prior regulatory approval, to engage in an interstate merger transaction, and thereby establish a branch office outside of Kentucky. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. An out-of-state bank is permitted to establish branch offices in Kentucky by merging with a Kentucky bank, provided the Kentucky bank has been in operation for at least 5 years. De novo branching into Kentucky by an out-of-state bank is not permitted by the Kentucky banking statutes.

         RESTRICTIONS ON AFFILIATE TRANSACTIONS. Transactions between the Bank and its nonbanking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries.

         Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

         RESTRICTIONS ON DISTRIBUTION OF SUBSIDIARY BANK DIVIDENDS AND ASSETS. Dividends paid by the Bank have provided a substantial part of the Company's operating funds, and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company's principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized." The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. Under Kentucky banking law, the dividends the Bank can pay during any calendar year are generally limited to its profits for that year, plus its retained net profits for the two preceding years, less any required transfers to surplus or to fund the retirement of preferred stock of debt, absent approval of the Commissioner of the Kentucky Department of Financial Institutions.

         Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

         CAPITAL ADEQUACY REQUIREMENTS. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

         The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%. The capital categories generally have the same definitions for the Bank as for the Company. As of December 31, 1998, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 14.59% and its ratio of total capital to total risk-weighted assets was 15.63%. See Note 13 to the Consolidated Financial Statements.

         The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 1998, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 9.26%. See Note 14 to the Consolidated Financial Statements.

         CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define,for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under these regulations, a "well capitalized" bank has a total risk-based capital ratio of 10% or higher; a Tier 1 risk-based capital ratio of 6% or higher; a leverage ratio of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8% or higher; a Tier 1 risk-based capital ratio of 4% or higher; a leverage ratio of 4% or higher (3% or higher if the bank was rated a CAMEL 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "undercapitalized" if it fails to meet any one of the ratios required to be adequately capitalized.

         Undercapitalized institutions are required to submit a capital restoration plan, which must be guaranteed by any holding company of the institution. In addition, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment. A bank's capital classification will also affect its ability to accept brokered deposits. Under the FDIC regulations, a bank may not lawfully accept, roll over or renew brokered deposits unless either it is well capitalized or it is adequately capitalized and receives a waiver from the FDIC.

         As an institution's capital decreases, the FDIC's enforcement powers become more enhanced. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

         Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

         DEPOSIT INSURANCE ASSESSMENTS. Currently, the FDIC maintains two funds for the insurance of deposits of financial institutions - the Bank Insurance Fund (BIF) for deposits originated by banks and the Savings Association Insurance Fund (SAIF) for deposits originated by savings associations, including savings association deposits acquired by banks. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk based assessment system as required by amendments made to the Federal Deposit Insurance Act. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

         The Deposit Insurance Funds Act of 1996 provided for the recapitaliza-tion of the SAIF through a one time special assessment in 1996 on SAIF-insured deposits. After that special assessment, the assessment rate disparity between BIF and SAIF members was eliminated. The current range of BIF and SAIF assessments is between 0% and .27% of deposits. Institutions which qualify for the 0% assessment category such as the Bank do, however, still have to pay the $1,000 minimum semi-annual assessment required by federal statute.

         The Deposit Insurance Funds Act of 1996 also addressed the payment of the Financing Corporation's ("FICO") bond obligations, requiring both BIF and SAIF insured institutions to share the cost of the FICO bond through additional assessments on insured deposits.

         Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

         Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing business operation.

         LEGISLATIVE INITIATIVES

         Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and change the way they are regulated, and to permit affilations between banking organizations, securities firms and insurance companies, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. Republic cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

STATISTICAL DISCLOSURES

         The statistical information required by Item 1 may be found in the Company's 1998 Annual Report to Shareholders (Exhibit 13 hereto) which, to the extent indicated, is hereby incorporated herein by reference, as follows:

                                                                                Page in the Company's
                          Guide 3 Disclosures                            1998 Annual Report to Shareholders
      I. Distribution of Assets, Liabilities and Shareholders' Equity:
         Interest Rates and Interest Differential
         A.   Average Balance Sheet                                                    19
         B.   Net Interest Earnings Analysis                                           19
         C.   Rate/Volume Analysis                                                     20

     II. Investment Portfolio
         A.   Book Value of Investment Securities                                      27
         B.   Maturities of Investment Securities                                      27
         C.   Investment Securities Concentrations                                     27

    III. Loan Portfolio
         A.   Types of Loans                                                           24
         B.   Maturities and Sensitivity of
                Loans to Changes in Interest Rates                                     24
         C.   Risk Elements
                1.    Nonaccrual, Past Due 90 Days or More,
                           and Restructured Loans                                      26
                2.    Potential Problem Loans                                          44
                3.    Foreign Outstandings                                            N/A
                4.    Loan Concentrations                                              24
         D.   Other Interest-Bearing Assets                                           N/A

     IV. Summary of Loan Loss  Experience
         A.   Analysis  of  Allowance  for Loan Losses                                 25
         B.   Allocation of the Allowance for Loan Losses                              26

      V. Deposits
         A.   Average Balances                                                         19
         B.   Maturities of Large Denomination Certificates of Deposit                 44
         C.   Foreign Deposit Liability Disclosure                                    N/A

      VI.     Return on Equity and Assets
         A.   Return on Average Assets                                                 16
         B.   Return on Average Equity                                                 16
         C.   Dividend Payout Ratio                                                    16
         D.   Equity to Assets Ratio                                                   16

    VII. Short-Term Borrowings                                                         45

ITEM 2. PROPERTIES

         The Company's executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. All of Republic's banking centers are located in Kentucky. The location of the 19 banking centers, their respective approximate square footage and their form of occupancy is described in the following table:


BANKING CENTERS                                         Square       Owned (O)/
                                                        Footage      Leased (L)
LOUISVILLE
3726 Lexington Road, Louisville                           4,000       L
601 West Market Street, Louisville                       43,000       L
2801 Bardstown Road, Louisville                           5,000       L
661 South Hurstbourne Parkway, Louisville                21,000       L
4921 Brownsboro Road, Louisville                          2,000       L
5320 Dixie Highway, Louisville                            5,000       O
4655 Outer Loop, Louisville                               3,000       L
9600 Brownsboro Road, Louisville                          1,300       L
3950 Kresge Way, Louisville                                 400       L

LEXINGTON
651 Perimeter Drive, Lexington                            4,000       L
2401 Harrodsburg Road, Lexington                          4,000       O
641 East Euclid Avenue, Lexington                         3,500       O
3098 Helmsdale Place, Lexington                           4,000       O

FRANKFORT
100 Highway 676, Frankfort                                4,000       O
1001 Versailles Road, Frankfort                           4,000       O

BOWLING GREEN, 1700 Scottsville Road                      4,000       O

OWENSBORO, 3500 Frederica Street                          5,000       O

ELIZABETHTOWN, 1690 Ring Road                            21,000       O

SHELBYVILLE, 1641 Midland Trail                           5,000       O

         The Louisville locations comprised of West Market Street, Bardstown Road, 9600 Brownsboro Road and South Hurstbourne Parkway are leased from Republic's Chairman, Mr. Bernard M. Trager, and partnerships in which Republic's Chairman (Bernard M. Trager) and Chief Executive Officer (Steven E. Trager) are partners. See Item 13 of this Report.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

         CLASS A COMMON STOCK. The Company's Class A Common Stock is traded on the Nasdaq National Market under the symbol RBCAA. At February 8, 1999, the approximate number of record holders of Class A Common Stock holders was 852.

         The following table summarizes transactions in Class A Common Stock since July 22, 1998, the date the Class A Common Stock began trading on Nasdaq. Prior to that time, there was no established public trading market for the Class A Common Stock. The trading price information reflects the range of actual closing sales prices for the Class A Common Stock as reported by Nasdaq.


      Quarter Ended                            High                   Low
-------------------------                 --------------         ------------
   September 30, 1998                        $16.44                 $12.63
   December 31, 1998                          14.13                  11.88

         CLASS B COMMON STOCK. At February 8, 1999, the approximate number of record holders of Class B Common Stock was 392. There is no established public trading market for the Class B Common Stock.

         DIVIDENDS. Holders of Class A and Class B Common Stock are entitled to receive dividends when, as and if declared by Republic's board of directors out of funds legally available. Under Republic's Articles of Incorporation, if cash dividends are paid on Class B Common Stock, shares of Class A Common Stock are entitled to cash dividends equal to 110% of the cash dividend paid per share on the Class B Common Stock.

         During 1997 and 1998, Republic declared and paid the following quarterly cash dividends per share on its Common Stock:

                                     First      Second       Third       Fourth
                                    Quarter     Quarter     Quarter      Quarter
                                                       1998

Class A Common Stock                $.0275      $.0275       $.0275      $.0275
Class B Common Stock                $.0250      $.0250       $.0250      $.0250

                                                       1997

Class A Common Stock                $.0275      $.0275       $.0275      $.0275
Class B Common Stock                $.0250      $.0250       $.0250      $.0250


         Republic currently intends to continue to pay regular quarterly cash dividends on the Class A and Class B Common Stock, subject to Republic's needs for funds. However, payment of dividends is also subject to the discretion of Republic's board of directors and regulatory requirements. In determining whether to continue such dividend payments and in establishing the amount of any dividends to be paid, the board of directors will consider Republic's earnings, capital requirements and financial condition, prospects for future earnings, federal economic and regulatory policies, general business conditions and other relevant factors, certain of which are beyond the control of Republic.

         The primary source of funds for dividends paid by Republic to its shareholders is the dividend income received from the Bank. Although management believes that the Bank will be able to generate sufficient earnings to pay dividends to Republic in amounts sufficient to continue Republic's current dividend policy with respect to the Class A and Class B Common Stock, there can be no assurance that the Bank will be able to generate such earnings or to pay such dividends in the future. The instruments under which the Trust Preferred securities of Republic's subsidiary, Republic Capital Trust, are outstanding prohibit the payment of dividends on the Class A and Class B Common Stock if the Company elects to defer payments of those securities, as permitted by those instruments.

         Unregistered sales of shares during the fourth quarter. On October 28, 1998, the Company issued 230,000 shares of Class B Common Stock. The shares were issued to the 2 shareholders of Refunds Now, Inc. in connection with the Company's acquisition of Refunds Now, Inc. The acquisition was accomplished by the merger of Refunds Now, Inc. with a subsidiary of the Company. In the merger, all of the outstanding shares of Refunds Now, Inc. were converted into shares of Class B Common Stock; by virtue of the merger, Refunds Now, Inc. became a wholly owned subsidiary of the Company. The Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933. The Company believes each shareholder of Refunds Now, Inc. had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the investment in shares of the Company; each was afforded access to material information about the Company, represented that he was acquiring the shares for investment and acknowledged the restrictions on transferability of the shares; and the certificates representing the shares issued were legended to provide notice of the restrictions on transferability under applicable securities laws. The shares of Class B Common Stock are convertible into shares of Class A Common Stock on a one share-for-one share basis.

         During the fourth quarter, the Company also issued 259,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by existing shareholders of the Company in accordance with the share-for-share conversion terms of the Class B Common Stock. The exemption from registration relied upon was Section 3(a)(9) of the Securities Act of 1933.

         In December 1998, the Company issued 22,500 shares of Class A Common Stock and 4,500 shares of Class B Common Stock to Steven Trager upon the exercise of stock options which had been granted to him as an executive officer of the Company under a compensatory stock option plan. The exemption from registration relied on by the Registrant was Section 4(2) of the Securities Act of 1933. Steven Trager is the President, Chief Executive Officer and a director of the Company and had access to material information concerning the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The  information  captioned  "Selected   Consolidated  Financial  Data"
included on page 16 of the Company's annual report to shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 17 through 32 of the Company's annual report to shareholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information included under the caption "Asset/Liability Management and Market Risk" included on pages 30 through 31 of the Company's annual report to shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item, Report of Independent Public Accountants and Consolidated Financial Statements and related notes, appears on pages 33 through 57 of the Company's annual report to shareholders for the year ended December 31, 1998 and is incorporated herein by reference. The Selected Quarterly Financial Data appears in Note 24 on page 57 of the Company's annual report to shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item appears under the heading "PROPOSAL ONE ELECTION OF DIRECTORS" on pages 6 through 9 of the Proxy Statement, dated March 12, 1998, of Republic Bancorp, Inc. for the 1999 Annual Meeting of Shareholders to be held April 21, 1999 ("Proxy Statement"), and under the heading "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 17 of the Proxy Statement, all of which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information under the sub-heading "Directors Compensation" on page 9 of the Proxy Statement and under the heading "CERTAIN INFORMATION AS TO MANAGEMENT" on pages 9 to 13 of the Proxy Statement is incorporated herein by reference. In addition, the information under the heading "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" on pages 15 and 16 of the Proxy Statement is incorporated herein by reference, provided that information in the Proxy Statement under the heading "COMPENSATION COMMITTEE REPORT" is not incorporated in this Report and shall not be deemed to be a part of this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this item is contained on pages 2 to 6 under the heading "SHARE OWNERSHIP" of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         LEASING ARRANGEMENTS. Within the Louisville, Kentucky, metropolitan area, the Bank leases space in three buildings, as well as land owned by Bernard Trager, Chairman of Republic, and Jean Trager, his wife, and partnerships in which they own controlling interests, including Jaytee Properties Limited Partnership ("Jaytee"), a shareholder of Republic. Relatives of Bernard Trager, including Steven Trager and Scott Trager, directors and executive officers of Republic, are also partners in Jaytee. See notes to the table under "SHARE OWNERSHIP" appearing on pages 3 to 6 of the Proxy Statement. The buildings include Republic Corporate Center, which serves as both the Bank's main office and administrative headquarters in Louisville, Kentucky, and is owned and leased by TEECO Properties, which is owned by Bernard Trager, as well as the Hurstbourne Parkway and Bardstown Road banking centers, which are owned and leased by Jaytee. The leased land is located on U.S. Highway 22 where Republic currently has a temporary banking center and is owned and leased by Jaytee. Altogether, these affiliate leases approximate 69,000 square feet and the Bank pays approximately $104,000 per month, including $5,000 related to the land lease, with lease terms expiring through June 30, 2008.

         Each of the above transactions were obtained on terms comparable to those which could have been obtained from an unaffiliated party.

         RELATIONSHIPS WITH DIRECTORS. The law firm of Wyatt, Tarrant & Combs provides legal services to Republic. A. Wallace Grafton, Jr., a director of the Bank and Republic, was a partner in Wyatt, Tarrant & Combs, until his retirement in September, 1998. Fees paid by Republic to Wyatt, Tarrant & Combs totaled $207,000 in 1998.

         OTHER TRANSACTIONS. Steven Trager, a director and executive officer, and Shelley Trager Lerner, the daughter of Bernard Trager, and Jean Trager, Bernard Trager's wife, are directors of Bankers Insurance Agency, Inc., a title insurance agency which provides title insurance coverage to clients of Republic. These services resulted in commissions to Bankers Insurance Agency of approximately $1,000,000 in 1998. The majority owner of Bankers Insurance Agency is Shelley Trager Lerner. Minority shareholders in Bankers Insurance Agency include Steven Trager, Jean Trager, and the grandchildren of Bernard Trager:
Michael Kusman, Andrew Kusman, Brett Kusman, Kevin Trager and Emily Trager. Steven Trager and Shelley Trager Lerner are children of Bernard Trager.

         Prior to July, 1998, the Kentucky banking statutes prohibited a majority shareholder of a state bank (including a bank holding company and, by extension, the subsidiary bank itself) from acting as agent for title insurance. These statutory limitations were removed effective July 15, 1998. After the removal of the statutory limitations, Republic's Board of Directors reexamined the appropriateness of the Bank acting as a title insurance agent. The Board concluded that the Bank should not enter the title insurance business at this time, but should continue to evaluate the feasibility of entering this business in the future.

         In connection with the formation of an employee stock ownership plan to promote stock ownership by employees, the Company loaned the ESOP $3,873,000. The ESOP used these funds to purchase 300,000 shares of Class A Common Stock. The ESOP purchased 200,000 shares from the Company's Chairman and largest shareholder, Bernard Trager, for $2,582,000, and 100,000 shares from Bankers Insurance Agency, Inc., in which members of Bernard Trager's family, including Steven Trager, are directors and shareholders (see above discussion), for $1,291,000. The price of these shares was determined by a committee of the ESOP based on the 30 day average trading price of the Company's shares.

         INDEBTEDNESS OF MANAGEMENT. Federal banking laws require that all loans or extensions of credit by the Bank to its executive officers and directors be made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to Bank directors must be approved in advance by a majority of the disinterested members of the Board of Directors.

         The Bank has made loans to executive officers, holders of ten percent (10%) or more of the shares of any class of its common stock and affiliates and directors in the ordinary course of business, on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, which loans do not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1998, directors and executive officers of Republic had loans outstanding of $3.5 million.

         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1)   Financial Statements.

         The following consolidated financial statements of the registrant and report of independent public accountants are included in the Annual Report to Shareholders for the fiscal year ended December 31, 1998, on the pages indicated and are incorporated herein by reference.


                        Description                                    Page
-------------------------------------------------------------   ----------------
Report of Independent Auditors                                         33
Consolidated balance sheets - December 31, 1998 and 1997               34
Consolidated statements of income and comprehensive income -
   years ended December 31 1998, 1997, and 1996                        35
Consolidated statements of changes in stockholders' equity -
   years ended December 31, 1998, 1997 and 1996                     36-37
Consolidated statements of cash flows -
   years ended December 31, 1998, 1997 and 1996                        38
Notes to consolidated financial statements                          39-57


         (a)(2)   Financial Statements Schedules:

         Schedules are omitted because the information is not applicable.

         (a)(3)   Exhibits:

         The Exhibit Index on page 21 of this report is incorporated herein by reference. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by asterisk in the Exhibit Index.

         (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REPUBLIC BANCORP, INC.


March 31, 1999                       By:  /s/ Steven E. Trager
                                          ------------------------------
                                     Steven E. Trager
                                     President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Bernard M. Trager                Chairman of the Board        March 31, 1999
--------------------------------         & Director
Bernard M. Trager

/s/ Steven E. Trager                President, Chief Executive    March 31, 1999
--------------------------------        Officer & Director
Steven E. Trager

/s/ Scott Trager                     Vice Chairman & Director     March 31, 1999
--------------------------------
Scott Trager

/s/ Bill Petter                         Vice Chairman, Chief      March 31, 1999
-----------------------------      Operating Officer & Director
Bill Petter

/s/ Mark A. Vogt                      Chief Financial Officer     March 31, 1999
------------------------------       Chief Accounting Officer
Mark A. Vogt

/s/ R. Wayne Stratton                       Director              March 31, 1999
----------------------------
R. Wayne Stratton

/s/ Larry M. Hayes                          Director              March 31, 1999
------------------------------
Larry M. Hayes

/s/ A. Wallace Grafton, Jr.                 Director              March 31, 1999
---------------------------
A. Wallace Grafton, Jr.

/s/ Samuel G. Swope                         Director              March 31, 1999
---------------------------
Samuel G. Swope

/s/ D. Harry Jones                          Director              March 31, 1999
------------------------------
D. Harry Jones

                                INDEX TO EXHIBITS

No.                                         Description

2.1 Agreement to Purchase Assets and Assume Liabilities dated April 1, 1997 by and between United Commonwealth Bank, FSB and Republic Bank & Trust Company (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Registrant as of November 7, 1997 (Commission File
         Number: 33-77324))
2.2 Purchase and Assumption Agreement dated July 18, 1997 between The Paducah Bank & Trust Company and Republic Bank & Trust Company (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Registrant as of November 7, 1997 (Commission File Number:
         33-77324))
2.3 Purchase and Assumption Agreement dated July 21, 1997 between Peoples First National Bank & Trust Company and Republic Bank & Trust Company (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of Registrant as of November 7, 1997 (Commission File Number:
         33-77324))
2.4 Purchase and Assumption Agreement dated September 12, 1997 between First Federal Savings Bank of Leitchfield and Republic Bank & Trust Company (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K of Registrant as of November 7, 1997 (Commission File
         Number: 33-77324))
3(i) Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))
3(ii) Bylaws of Registrant, as amended (Incorporated by reference to Exhibit 3(ii) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))
4.1 Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)
4.2 Agreement Pursuant to Item 601 (b)(iii) of Regulation S-K (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K of Registrant for the year ended December 31, 1997 (Commission File
         Number: 33-77324))
10.1* Officer Compensation Continuation Agreement with Steven E. Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.2* Stock Option Plan Agreement with Steven E. Trager, dated January 12, 1996 (Incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.3* Officer Compensation Continuation Agreement with L. Lee Kinsolving, Jr., dated January 12, 1995 (Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.4*    Stock Option Plan Agreement with L. Lee Kinsolving, Jr. dated
         January 12, 1996 (Incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.5* Officer Compensation Continuation Agreement with A. Scott Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.6* Stock Option Plan Agreement with A. Scott Trager dated January 12, 1996 (Incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.7* Officer Compensation Continuation Agreement with E. William Petter, Jr., dated January 12, 1995 (Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.8* Stock Option Plan Agreement with E. William Petter, Jr., dated January 12, 1996 (Incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.9* Death Benefit Agreement with Bernard M. Trager dated September 10, 1996 (Incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File Number: 33-77324))
10.10 Lease between Republic Bank & Trust Company and TEECO Properties dated October 1, 1996, relating to 601 West Market Street, Louisville (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))
10.11 Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 33-77324))
10.12 Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 3, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number:
         33-77324))
10.13 Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 17, 1997, relating to 9600 Brownsboro Road, Louisville (Incorporated by reference to Exhibit 10.13 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 33-77324))
10.14* Officer Compensation Continuation Agreement with Mark A. Vogt, dated October 16, 1997 (Incorporated by reference to Exhibit10.14 to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))
10.15* Stock Option Plan Agreement with Mark Vogt, dated April 15, 1996 (Incorporated by reference to Exhibit10.15 to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))
10.16*   Summary of  Directors  Stock  Options  (Incorporated  by  reference  to
         Exhibit 10.16 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File Number: 000-24649))
11       Statement regarding Computation of Per Share Earnings
13       Excerpts from the 1998 Annual Report to Shareholders incorporated by reference
21       Subsidiaries of the Registrant
27       Financial Data Schedule


* Denotes management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).