Form 10-Q
period 1999-03-31
REPUBLIC BANCORP INC /KY/
filed 1999-05-17
CIK 921557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

             X  Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

                                 X Yes    No

The number of shares outstanding of the issuer's class of common stock as of the latest practicable date: 14,594,825 shares of Class A Common Stock and 2,169,444 shares of Class B Common Stock as of May 11, 1999.

The Exhibit index is on page 32. This filing contains 35 pages (including this facing sheet).

REPUBLIC BANCORP, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.       Financial Statements                                          3-16
Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       17-29
Item 3.       Quantitative and Qualitative Disclosures about Market Risk      29

PART II - OTHER INFORMATION

Item 2.       Changes in Securities                                           30
Item 6.       Exhibits and Reports on Form 8-K                                30
              Signatures                                                      31

PART I

ITEM 1

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

                                                                                    March 31,       December 31,
                                                                                      1999              1998
ASSETS:
Cash and due from banks                                                          $     29,191      $      37,446
Federal funds sold                                                                      1,200              2,500
Securities available for sale                                                         211,020            186,936
Securities to be held to maturity                                                      11,733             29,985
Mortgage loans held for sale                                                           10,854             38,167
Loans, less allowance for loan losses of
     $7,962 (1999) and $7,862 (1998)                                                  896,291            870,031
Federal Home Loan Bank stock                                                           14,284             14,036
Accrued interest receivable                                                             8,657              8,825
Premises and equipment, net                                                            16,532             15,870
Other assets                                                                            4,761              3,888
                                                                                 ------------      -------------
TOTAL                                                                            $  1,204,523      $   1,207,684
                                                                                 ============      =============

LIABILITIES:
     Deposits:
         Non-interest bearing                                                    $     87,005      $      80,345
         Interest bearing                                                             676,741            666,802
     Securities sold under agreements to repurchase and
         other short-term borrowings                                                  114,928            148,659
     Other borrowed funds                                                             205,592            190,222
     Accrued interest payable                                                           3,923              3,769
     Guaranteed preferred beneficial interests in
       Company's subordinated debentures                                                6,352              6,402
     Other liabilities                                                                  8,729              7,643
                                                                                 ------------      -------------
         Total liabilities                                                          1,103,270          1,103,842
                                                                                 ------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A and Class B Common stock, no par value                                     4,134              4,149
     Additional paid-in capital                                                        33,916             34,014
     Retained earnings                                                                 67,659             65,469
     Unearned Employee Stock Ownership Plan shares                                     (3,828)
     Net unrealized appreciation (depreciation) on securities
        Available for sale, net of tax                                                   (628)               210
                                                                                 ------------      -------------
         Total stockholders' equity                                                   101,253            103,842
                                                                                 ------------      -------------
TOTAL                                                                            $  1,204,523      $   1,207,684
                                                                                 ============      =============

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998(in thousands, except per share data)

                                                                                      1999              1998
INTEREST INCOME:
     Loans, including fees                                                        $    20,511      $    19,123
     Securities available for sale                                                      2,707            1,725
     Securities to be held to maturity:
         Taxable                                                                          332            1,367
         Non-taxable                                                                       23               28
     FHLB dividends                                                                       250              188
     Other                                                                                 32              354
                                                                                  -----------      -----------
         Total interest income                                                         23,855           22,785
                                                                                  -----------      -----------

INTEREST EXPENSE:
     Deposits                                                                           8,063            8,532
     Short-term borrowings                                                              1,245            1,216
     Long-term debt                                                                     2,404            2,667
                                                                                  -----------      -----------
         Total interest expense                                                        11,712           12,415
                                                                                  -----------      -----------
NET INTEREST INCOME                                                                    12,143           10,370

PROVISION FOR LOAN LOSSES                                                                 854              643
                                                                                  -----------      -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                            11,289            9,727
                                                                                  -----------      -----------

NON-INTEREST INCOME:
     Net gain on sale of loans                                                          1,397            1,009
     Electronic refund check fees                                                         861              297
     Service charges on deposit accounts                                                  848              753
     Other service charges and fees                                                       143              100
     Loan servicing income                                                                118              166
     Net gain on available for sale securities                                            130              324
     Net gain on sale of deposits                                                                        4,116
     Other                                                                                171              147
                                                                                  -----------      -----------
         Total non-interest income                                                      3,668            6,912
                                                                                  -----------      -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                                     5,630            4,076
     Occupancy and equipment                                                            1,982            1,862
     Communication and transportation                                                     454              426
     Marketing and development                                                            333              305
     Supplies                                                                             254              260
     Other                                                                              1,236            1,145
                                                                                  -----------      -----------
         Total non-interest expense                                                     9,889            8,074
                                                                                  -----------      -----------

INCOME BEFORE INCOME TAXES                                                              5,068            8,565

INCOME TAXES                                                                            1,704            3,041
                                                                                  -----------      -----------
NET INCOME                                                                        $     3,364      $     5,524
                                                                                  ===========      ===========

See notes to consolidated financial statements.

(Continued)

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME(CONTINUED) (in thousands, except per share data)

                                                                                     1999            1998

OTHER COMPREHENSIVE INCOME (LOSS),
     NET OF TAX:
     Change in unrealized gain (loss) on securities                             $        (752)   $         81
     Reclassification of realized amount                                                  (86)           (211)
                                                                                -------------    ------------
     Net unrealized gain (loss) recognized in
         comprehensive income                                                            (838)           (130)
                                                                                -------------    ------------
COMPREHENSIVE INCOME                                                            $       2,526    $      5,394
                                                                                =============    ============

EARNINGS PER SHARE
     Class A                                                                    $         .20    $        .37
     Class B                                                                    $         .20    $        .37


EARNINGS PER SHARE ASSUMING DILUTION
     Class A                                                                    $         .19    $        .35
     Class B                                                                    $         .19    $        .35


See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (in thousands, except for per share data)

                                                                                                         Net Unrealized
                                                                                               Unearned   Appreciation/
                                                                                              Empl.Stock  (Depreciation)
                                                     Common Stock         Additional          Ownershipon   Available     Total
                                             Class A    Class B            Paid-In   Retained    Plan        For Sale  Stockholders'
                                             Shares     Shares    Amount   Capital   Earnings   Shares      Securities   Equity

BALANCE, January 1, 1999                     14,869     2,305   $ 4,149   $ 34,014  $ 65,469                 $  210     $ 103,842

Conversion of Class B to Class A                101      (101)

Dividend Declared
     Common: Class A ($.0275 per share)                                                 (401)                                (401)
             Class B ($.0250 per share)                                                  (55)                                 (55)

Repurchase of Class A Common                    (72)                (16)      (143)     (718)                                (877)

Conversion of Trust Preferred Securities
   To Class A Common                              5                   1         49                                              50

Purchase of 300,000 shares under the
   Employee Stock Ownership Plan               (300)                                           $(3,873)                    (3,873)

3,470 shares committed to be released
   under the Employee Stock Ownership Plan        3                             (4)                 45                          41

Net changes in unrealized appreciation/
  (depreciation) on securities available
  for sale                                                                                                     (838)          (838)

Net Income                                                                             3,364                                 3,364
                                            -------    ------   -------   --------  --------   -------     --------       --------
BALANCE, March 31, 1999                      14,606     2,204   $ 4,134   $ 33,916  $ 67,659   $(3,828)       $(628)      $101,253
                                            =======    ======   =======   ========  ========   =======     ========       ========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (in thousands)

                                                                                      1999              1998
OPERATING ACTIVITIES:
     Net income                                                                   $     3,364      $     5,524
     Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
         Depreciation and amortization of premises and equipment                          950              838
         Amortization and accretion of securities                                         171               57
         FHLB stock dividends                                                            (248)            (188)
         Provision for loan losses                                                        854              643
         Net gain on sale of securities                                                  (130)            (324)
         Net gain on sale of loans                                                     (1,397)          (1,009)
         Net gain on sale of deposits                                                                   (4,116)
         Proceeds from sale of loans                                                   97,642           58,043
         Origination of mortgage loans held for sale                                  (68,932)         (73,164)
         Employee Stock Ownership Plan expense                                             41
         Changes in assets and liabilities:
           Accrued interest receivable                                                    168             (230)
           Other assets                                                                   298             (595)
           Accrued interest payable                                                       154            4,116
           Other liabilities                                                            1,097           (2,108)
                                                                                  -----------      -----------
                Net cash provided by (used in) operating activities                    34,032          (12,513)
                                                                                  -----------      ------------

INVESTING ACTIVITIES:
     Purchases of securities available for sale                                       (62,123)         (81,269)
     Purchases of Federal Home Loan Bank stock                                                          (2,404)
     Proceeds from maturities of securities to be held to maturity                     18,280           18,522
     Proceeds from maturities and paydowns of securities available for sale            16,511              794
     Proceeds from sales of securities available for sale                              20,190           39,928
     Net (increase) decrease in loans                                                 (27,854)          10,208
     Purchases of premises and equipment                                               (1,612)          (2,001)
     Disposal of premises and equipment                                                                    878
                                                                                  -----------      -----------
                Net cash used in investing activities                                 (36,608)         (15,344)
                                                                                  ------------     ------------

FINANCING ACTIVITIES:
     Net increase in deposits                                                          16,599           62,151
     Sale of deposits                                                                                  (61,564)
     Net change in securities sold under agreement to
         repurchase and other short-term borrowings                                   (33,731)            (660)
     Payments on other borrowings                                                     (52,055)         (35,241)
Proceeds from other borrowings                                                         67,425           90,000
     Proceeds from stock options exercised                                                                  59
     Purchase of shares for Employee Stock Ownership Plan                              (3,873)
     Repurchase of Class A Common Stock                                                  (877)
     Cash dividends paid                                                                 (467)            (405)
                                                                                  ------------     ------------
                Net cash provided by (used in) financing activities                    (6,979)          54,340
                                                                                  ------------     -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                   (9,555)          26,483

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         39,946           24,546
                                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $    30,391      $    51,029
                                                                                  ===========      ===========

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (in thousands)

                                                                                       1999             1998
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:

         Interest                                                                 $    11,558      $     8,299
                                                                                  ===========      ===========

         Income taxes                                                             $       302      $     2,581
                                                                                  ===========      ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  BASIS OF PRESENTATION (AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES)

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Republic Bancorp, Inc. and its wholly-owned subsidiaries; Republic Mortgage Company, Republic Insurance Agency, Inc., Republic Capital Trust, and Republic Bank & Trust Company (Bank) and its subsidiary Republic Financial Services (dba Refunds Now), collectively "Republic". All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic's annual report on Form 10-K for the year ended December 31, 1998.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard changes the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are parts of a company for which separate information is available which is evaluated by the chief operating decision maker in deciding how to allocate resources and in evaluating performance. Required disclosures for operating segments include total segment revenues, total segment profit or loss, and total segment assets. The standard also requires disclosures regarding revenues derived from products or services (or similar groups of products or services), countries in which the company derives revenue or holds assets, and about major customers, regardless of whether this information is used in operating decision making. Republic adopted the disclosure requirements in its 1998 annual report, and in interim periods in 1999. The 1999 interim period disclosures are required to include comparable 1998 information.

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

RECLASSIFICATIONS - Certain amounts have been reclassified in the 1998 financial statements to conform with the current period classifications. The reclassifications have no effect on net income or stockholders' equity as previously reported.

2.  SECURITIES

Securities Available For Sale:

                                                                             March 31, 1999
                                                                             (in thousands)

                                                                         Gross          Gross
                                                        Amortized     Unrealized     Unrealized
                                                          Cost           Gains         Losses       Fair Value
U.S. Treasury Securities and U.S.
  Government Agencies                                $   129,939       $     185      $    (342)   $   129,782
Mortgage-backed securities                                62,721              22           (491)        62,252
Corporate bonds                                           19,311                           (325)        18,986
                                                     -----------       ---------      ----------   -----------
Total securities available for sale                  $   211,971       $     207      $  (1,158)   $   211,020
                                                     ===========       =========      ==========   ===========

Securities To Be Held To Maturity:

                                                                            March 31, 1999
                                                                             (in thousands)

                                                                         Gross          Gross
                                                        Amortized     Unrealized     Unrealized
                                                          Cost           Gains         Losses        Fair Value
U.S. Treasury Securities and U.S.
  Government Agencies                                $     7,302       $              $     (66)  $     7,236
Obligations of state and political
  subdivisions                                             3,966             162                        4,128
Mortgage-backed securities                                   465                            (25)          440
                                                     -----------       ---------      ---------   -----------
Total securities to be held to maturity              $    11,733       $     162      $     (91)  $    11,804
                                                     ===========       =========      =========   ===========

Securities having an amortized cost of $156.3 million and a fair value of $155.9 million at March 31, 1999, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.


3.  LOANS
                                                                March 31, 1999             December 31, 1998
                                                                --------------------------------------------
                                                                             (in thousands)

Residential real estate                                         $   547,118               $   520,583
Commercial real estate                                              124,766                   118,293
Real estate construction                                             56,933                    47,396
Commercial                                                           27,099                    26,381
Consumer                                                             50,754                    56,728
Home equity                                                          96,723                   106,845
Other                                                                 2,290                     3,146
                                                                 ----------                ----------
         Total loans                                                905,683                   879,372
Less:
     Unearned interest income and unamortized
        loan fees                                                    (1,430)                   (1,479)
     Allowance for loan losses                                       (7,962)                   (7,862)
                                                                 ----------               -----------
Loans, net                                                       $  896,291                 $ 870,031
                                                                 ==========               ===========


The following table sets forth the changes in the allowance for loan losses:


                                                                       Three months ended March 31,
                                                                     1999                        1998
                                                                             (in thousands)

Balance, beginning of period                                     $    7,862                 $   8,176
  Provision charged to income                                           854                       643
  Charge-offs                                                          (894)                     (702)
  Recoveries                                                            140                       117
                                                                 ----------                 ---------
Balance, end of period                                           $    7,962                 $   8,234
                                                                 ==========                 =========

Information about Republic's investment in impaired loans is as follows:

                                                                March 31, 1999             December 31, 1998
                                                                --------------------------------------------
                                                                             (in thousands)
Gross impaired loans                                              $   1,107                  $  1,116
Less: Related allowance for loan losses                                 100                       100
                                                                  ---------                  --------
Net impaired loans with related allowances                            1,007                     1,016
Impaired loans with no related allowances
                                                                  ---------                  --------
Total                                                             $   1,007                  $  1,016
                                                                  =========                  ========
Average impaired loans outstanding                                $   1,007                  $  1,116
                                                                  =========                  ========

4.  DEPOSITS

                                                                March 31, 1999             December 31, 1998
                                                                --------------------------------------------
                                                                             (in thousands)

Demand (NOW, Super NOW and Money Market)                        $   180,096               $   179,804
Savings                                                              12,873                    12,330
Money market certificates of deposit                                 43,650                    35,139
Individual retirement accounts                                       24,721                    23,353
Certificates of deposit, $100,000 and over                           77,868                    77,365
Other certificates of deposit                                       308,617                   309,938
Brokered deposits                                                    28,916                    28,873
                                                                -----------               -----------
Total interest bearing deposits                                     676,741                   666,802

Total non-interest bearing deposits                                  87,005                    80,345
                                                                -----------               -----------
     Total                                                      $   763,746               $   747,147
                                                                ===========               ===========

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


                                                                March 31, 1999              December 31, 1998
                                                                ---------------------------------------------
                                                                               (in thousands)

     Average outstanding balance                                $     122,086                $     115,280
     Average interest rate                                               4.08%                        4.21%
     Maximum outstanding at month end                           $     127,084                $     148,659
     End of period                                              $     114,928                $     148,659


6.  OTHER BORROWED FUNDS

                                                                               March 31,      December 31,
                                                                                 1999             1998
                                                                            ---------------------------------
                                                                                     (in thousands)
     Federal Home Loan Bank convertible fixed rate
         advance (1)                                                         $     50,000     $     50,000
     Federal Home Loan Bank variable interest rate
       advances, with weighted average interest rate
       of 4.79% at March 31, 1999, due through 1999                                68,425           52,800
     Federal Home Loan Bank fixed interest rate advances,  with weighted
       average interest rate of 5.30% at March 31, 1999, due through 2008          87,167           87,422
                                                                             ------------     ------------
         Total                                                               $    205,592     $    190,222
                                                                             ============     ============

     (1) Republic has entered into convertible fixed rate advances ranging from 5 to 10 years with the Federal Home Loan Bank (FHLB) totaling $50 million. The advances are fixed from one to three years at rates varying from 4.26% to 5.11%. At the end of the fixed term, the FHLB has the right to convert the fixed rate advance on a quarterly basis to a variable rate advance tied to the three-month LIBOR index. The advances can be prepaid at any quarterly date without penalty, but may not be prepaid at any time during the fixed rate term.

The Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans with an unpaid principal balance of greater than 150% of the outstanding advances. Republic has sufficient collateral to borrow approximately $71 million additional from the Federal Home Loan Bank. Republic also has unsecured lines of credit totaling $40 million and secured lines and letters of credit of $180 million available through various financial institutions.

Aggregate future principal payments on borrowed funds as of March 31, 1999 are as follows:

     Year
     (in thousands)

     1999                                        $     69,210
     2000                                              26,098
     2001                                                 284
     2002
     Thereafter                                       110,000
                                                 ------------
        Total                                    $    205,592
                                                 ============

7.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations is as follows:


                                                                            Three Months Ended
                                                                                 March 31,
                                                                         1999                 1998
     Earnings Per Share
         Net Income available to common shares
           outstanding                                               $      3,364         $    5,524
                                                                     ============         ==========

         Weighted average shares outstanding                               16,934             14,958
                                                                     ============         ==========

                                                                            Three Months Ended
                                                                                 March 31,
                                                                           1999             1998
     Earnings Per Share Assuming Dilution
         Net Income                                                  $      3,364       $      5,524
         Add:  Interest expense, net of tax benefit,
           on assumed conversion of guaranteed
           preferred beneficial interests in
           Republic's subordinated debentures                                  89                 90
                                                                     ------------       ------------
         Net Income available to common shareholder
           assuming conversion                                       $      3,453       $      5,614
                                                                     ============       ============

     Weighted average shares outstanding                                   16,934             14,958
     Add dilutive effects of assumed
       conversion and exercise:
         Convertible guaranteed preferred
           beneficial interest in Republic's
           subordinated debentures                                            640                646
         Stock options                                                        563                294
                                                                     ------------       ------------
     Weighted average shares and dilutive
       potential shares outstanding                                        18,137             15,898
                                                                     ============       ============

     The difference in earnings per share between the two classes of common stock results solely from the dividend premium paid to Class A over Class B Common Stock.

8.       EMPLOYEE STOCK OWNERSHIP PLAN

     On January 29,  1999,  Republic  formed an Employee  Stock  Ownership  Plan
     (ESOP) for the benefit of its employees. The ESOP borrowed $3.9 million from the Parent Company and directly and indirectly purchased 300,000 shares of Class A Common Stock from Republic's largest beneficial owner at a market value of $12.91 per share. The purchase price, determined by an independent pricing committee, was the average closing price for the thirty trading days immediately prior to the transaction. Shares in the ESOP will be allocated to eligible employees based on principal payments over the term of the loan, which is ten years. Participants become fully vested in allocated shares after five years of credited service and may receive their distributions in the form of cash or stock. During the first quarter of 1999, 3,470 shares of stock were committed to be released, resulting in ESOP compensation expense of $90,000. On March 31, 1999, none of the 300,000 shares in the plan had been allocated. The fair value of the unallocated shares was $3.3 million.

     The cost of shares issued to the employee stock ownership plan but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of shareholders equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between market price and the cost of shares committed to be released is recorded as an adjustment to paid in capital. Dividends on allocated plan shares are recorded as a reduction of retained earnings; dividends on unallocated plan shares are reflected as a reduction of debt and accrued interest.

9.   SEGMENT INFORMATION

     The reportable segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking operations. Loans, investments, and deposits provide the revenues in the banking operation, and servicing fees and loan sales provide the revenues in mortgage banking. All operations are domestic.

     The accounting policies used are the same as those described in the summary of significant accounting policies. Income taxes are allocated and indirect expenses are allocated on revenue. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

                                                                             March 31, 1999
                                                                                Mortgage      Consolidated
                                                                Banking          Banking         Totals
     (in thousands)
     Net interest income                                     $     12,048    $         95     $     12,143
     Other revenues                                                 2,313           1,355            3,668
     Provision for loan loss                                          854                              854
     Net gain on sale of loans                                                      1,397            1,397
     Income tax expense                                             1,434             270            1,704
     Segment profit                                                 2,840             524            3,364
     Segment assets                                             1,193,024          11,499        1,204,523

                                                                             March 31, 1998
                                                                                Mortgage      Consolidated
                                                                Banking          Banking         Totals
     (in thousands)
     Net interest income                                     $     10,291    $         79     $     10,370
     Other revenues                                                 5,999             913            6,912
     Provision for loan loss                                          643                              643
     Net gain on sale of loans                                                      1,009            1,009
     Income tax expense                                             2,846             195            3,041
     Segment profit                                                 5,178             346            5,524
     Segment assets                                             1,085,820          26,756        1,112,576

PART 1

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc., headquartered in Louisville, Kentucky, was incorporated on January 2, 1974. Republic Bank & Trust Company (Bank) is a commercial banking and trust corporation organized and chartered under the laws of the Commonwealth of Kentucky. The Bank is also headquartered in Louisville, Kentucky and provides banking services through 19 banking centers throughout Kentucky. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities and trust services. The Bank's lending services include the origination of real estate, commercial and consumer loans. Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. Regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (and the Federal Reserve Bank of St. Louis) and the Kentucky Department of Financial Institutions.

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

OVERVIEW

Net income for the three months ended March 31, 1999 decreased $2.2 million compared to the first quarter of 1998. This decrease was solely attributable to the one-time gain realized from the sale of deposits at the Mayfield banking center, which occurred in January 1998. Excluding this one-time gain, net income for the three months ended March 31, 1999 increased $474,000, or 16%, over the comparable 1998 period. On a per share basis, Class A and B Common Stock diluted earnings for the quarter ending March 31, 1999 was down $.16 compared to the first quarter of 1998. Excluding the one-time gain on sale of deposits, Class A and B Common Stock diluted earnings per share for the quarter ending March 31, 1999 was $0.19, up from $0.18 per share in first quarter 1998. Diluted earnings per share, excluding the one-time gain on sale of deposits, increased during 1999 even though an additional 2 million shares of Common Stock were issued during Republic's public offering in July 1998. Republic's book value per common share increased over 23% from $4.91 at March 31, 1998 to $6.06 per share at March 31, 1999.

The  following  table  summarizes  selected  financial   information   regarding
Republic's financial performance.

Table 1
                                                         Excluding One-Time                 Including One-Time
                                                            Deposit Sales                      Deposit Sales
                                                      Quarters Ended March 31,           Quarters Ended March 31,
(in thousands, except per share data)                   1999             1998                1999             1998

Gross Operating Profit                             $    5,068         $  4,449        $    5,068         $    8,565
Net Income                                              3,364            2,890             3,364              5,524

Basic Class A and B Common Earnings Per Share            0.20             0.19              0.20              0.37
Diluted Class A and B Common Earnings Per Share          0.19             0.18              0.19              0.35

The increase in earnings during the first quarter of 1999, excluding the one-time gain on sale of deposits, reflects solid financial performance in many areas of the Bank, particularly mortgage lending. Republic's loan originations increased 14% to $198 million during the first quarter of 1999 over the comparable period in 1998. This growth in loan volume resulted in not only additional interest income, but also contributed significantly to increased earnings realized from the sale of loans into the secondary market.

While portfolio loan growth remained strong, Republic's total assets remained constant at $1.2 billion during the first quarter of 1999. This was primarily due to a reduction in mortgage loans held for sale from $38 million at December 31, 1998 to $11 million at March 31, 1999. This reduction is attributable to a moderation of secondary market loan refinancings during the period, indicating that income from secondary market loan sales may not continue at recent levels.

Net portfolio loans increased $26 million from December 31, 1998 to $896 million at March 31, 1999. The residential real estate portfolio grew $27 million. In addition to the strong increase in residential real estate lending, the construction loan portfolio increased $10 million and the commercial real estate loan portfolio increased $6 million during the period. This growth was attributable to continued portfolio loan demand in Republic's markets as well as increased production from Republic's construction and commercial loan business lines. The home equity portfolio decreased $10 million while the consumer loan portfolio decreased by $6 million during the first quarter of 1999 (See discussion of loans on page 23).

Funding for the growth in the loan portfolio was derived from retail deposits and Federal Home Loan Bank (FHLB) advances. Deposits increased to $764 million at first quarter 1999 from $747 million at year-end 1998. Of this increase, non-interest bearing deposits accounted for $7 million. FHLB advances increased from $190 million at December 31, 1998 to $206 million at March 31, 1999.

Republic is on schedule to open a loan production office in Clarksville, Indiana during the summer of 1999, the Bank's first presence in Indiana. Republic will also be adding two new full-service banking centers in Louisville later this year, bringing its total number of banking centers in Kentucky's largest city to eleven.

The Bank also expects to further develop its product lines and delivery system capabilities. By third quarter 1999, Republic plans to introduce its Internet bank operations, providing for a full range of personal computer accessible services to the Bank's existing retail and commercial clients. Internet banking is also expected to expand Republic's potential client base by providing deposit and loan products to clients outside of the Bank's traditional service area. Additionally, the Bank will also be offering for the first time, a full range of investment and trust services to its clients beginning in the second quarter of 1999.

DISPOSITION OF ASSETS

During 1997, Republic elected to focus its resources on its North Central and Central Kentucky markets. Consistent with this focus, Republic sold its banking centers in the Western Kentucky cities of Murray, Benton, Paducah, and Mayfield. The Murray, Benton and Paducah sales were closed in the second half of 1997. During the first quarter of 1998, Republic completed the sale of deposits and fixed assets at the Mayfield banking center. Republic realized a pre-tax gain of approximately $4.1 million from the Mayfield banking center sale. This sale was comprised of approximately $66 million in deposits and certain other fixed assets. Republic retained substantially all of its Mayfield banking center loan portfolio in that transaction. The Mayfield transaction represented the final Western Kentucky banking center sale.

REFUNDS NOW

During November 1998, a wholly owned subsidiary of the Bank acquired Refunds Now, Inc. Republic exchanged 230,000 shares of Class B Common Stock for the stock of Refunds Now, Inc. in a business combination accounted for as a pooling of interest. Refunds Now is a rapid refund tax processing service for taxpayers receiving both federal and state tax refunds through a nationwide network of tax preparers. Refund anticipation loans ("RALs") are made to taxpayers filing income tax returns electronically. The RALs are repaid by the taxpayer when the taxpayer's refunds are electronically received by the Bank from governmental taxing authorities. Refunds Now also provides electronic refund checks ("ERCs") to taxpayers. After receiving refunds electronically from governmental taxing authorities, checks are issued to taxpayers for the amount of their refund, less fees. During the first quarter of 1999, Refunds Now generated $889,000 in electronic tax refund loan fees and $861,000 in electronic tax refund check fees. Substantially all of the income realized by the Bank from the activities of Refunds Now is recognized during the first quarter of the year.

RESULTS OF OPERATIONS

NET INTEREST INCOME. For the first quarter 1999, net interest income was $12.1 million, up $1.7 million over the $10.4 million attained during first quarter 1998. Overall, the net interest rate spread increased from 3.31% during first quarter of 1998 to 3.51% in the comparable quarter of 1999. The Bank's net interest margin increased from 3.92% in first quarter 1998 to 4.20% in first quarter 1999. The increase in the net interest spread and margin occurred because the yield on interest earning assets decreased 37 basis points while the rate paid on liabilities decreased 57 basis points. Also supporting Republic's increased net interest spread was $649,000 in additional loan fees provided by Refunds Now and mortgage banking activities during the first quarter of 1999 over the comparable period in 1998. Net interest margin increased more than net interest spread because the amount of assets supported by non-interest bearing deposits, other liabilities, and equity increased to 17.4% from 14.6% in 1998. During the first quarter 1999, average interest-earning assets were $1.16 billion, an increase of $99 million over first quarter 1998. Total average interest bearing liabilities increased from $935 million in the first quarter of 1998 to $988 million in the first quarter of 1999.

Tables 2 and 3 provide detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the three months ended March 31, 1999 and 1998.

Table 2 - Average Balance Sheet Rates for March 31, 1999 and 1998 (dollars in thousands)

                                                              1999                            1998
                                                              ----                            ----
                                                 Average               Average     Average               Average
ASSETS                                           Balance    Interest    Rate       Balance   Interest     Rate
                                                 -------    --------    ----       -------   --------     ----
Earning Assets:
U.S. Treasury and U.S. Government
  Agency Securities                          $138,471      $1,891      5.46%  $ 157,199    $ 2,307       5.87%

State and Political Subdivision Securities      3,990          87      8.72%      4,263         92       8.63%

Other Investments                              31,594         492      6.23%     10,166        188       7.40%

Mortgage-Backed Securities                     56,760         842      5.93%     46,773        721       6.17%

Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                    2,876          32      4.45%     24,783        354       5.71%

Total Loans and Fees                          922,226      20,511      8.90%    814,254     19,123       9.39%
                                              -------      ------               -------     ------
Total Earning Assets                        1,155,917      23,855      8.25%  1,057,438     22,785       8.62%
                                            ---------      ------             ---------     ------

Less: Allowance for Loan Losses               (7,929)                           (8,221)

Non-Earning Assets:

Cash and Due From Banks                        18,447                            21,199

Bank Premises and Equipment, Net               16,460                            12,795

Other Assets                                   12,883                            12,410
                                               ------                            ------
Total Assets                              $ 1,195,778                       $ 1,095,621
                                          ===========                       ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts                         $ 73,414       $ 349      1.90%   $ 94,303      $ 762       3.23%

Money Market Accounts                         121,993       1,342      4.40%     79,333        986       4.97%

Individual Retirement Accounts                 23,953         322      5.38%     22,739        339       5.96%

Certificates of Deposit and Other
  Time Deposits                               458,606       6,050      5.28%    438,325      6,445       5.88%

Repurchase Agreements and Other
  Borrowings                                  309,644       3,649      4.71%    300,799      3,883       5.16%
                                              -------       -----               -------      -----
Total Interest Bearing Liabilities            987,610      11,712      4.74%    935,499     12,415       5.31%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits                  92,899                            72,663

Other Liabilities                              11,949                            14,157

Stockholders' Equity                          103,320                            73,302
                                              -------                            ------
Total Liabilities and Stockholders'
  Equity                                  $ 1,195,778                       $ 1,095,621
                                          ===========                       ===========
Net Interest Income                                       $12,143                         $ 10,370
                                                          =======                         ========
Net Interest Spread                                                    3.51%                             3.31%
                                                                       =====                             =====
Net Interest Margin                                                    4.20%                             3.92%
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

Table 3 - Volume/Rate Variance Analysis (in thousands)

                                                                            Three Months Ended March 31, 1999
                                                                                       Compared to
                                                                            Three Months Ended March 31, 1998
                                                                                   Increase/(Decrease)
                                                                                         due to

                                                                       Total Net
                                                                        Change            Volume            Rate
Interest Income (1):

U.S. Treasury and Government Agency Securities                         $ (395)           $ (275)          $ (120)

State and Political Subdivision Securities                                (26)               (6)             (20)

Other Investments                                                         304               396              (92)

Mortgage-Backed Securities                                                121               154              (33)

Federal Funds Sold and Securities Purchased Under
  Agreements to Resell                                                   (322)             (313)              (9)

Total Loans and Fees (2)                                                1,388             2,536           (1,148)
                                                                        -----             -----            -----
     Net Change in Interest Income                                      1,070             2,492           (1,422)
                                                                        -----             -----            -----
Interest Expense:

Interest Bearing Transaction Accounts                                    (413)             (169)            (244)

Money Market Accounts                                                     356               530             (174)

Individual Retirement Accounts                                            (17)               18              (35)

Certificates of Deposit and Other Time Deposits                          (395)              298             (693)

Repurchase Agreements and Other Borrowings                               (234)              114             (348)
                                                                         ----               ---              ---
     Net Change in Interest Expense                                      (703)              791           (1,494)
                                                                          ---               ---            -----
Increase in Net Interest Income                                       $ 1,773           $ 1,701             $ 72
                                                                      =======           =======             ====

(1) Interest income for loans on non-accrual status have been included in Interest Income.

(2) The amount of fees in interest on loans was $1,122,000 and $473,000 for the three months ended March 31, 1999 and 1998, respectively.

NON-INTEREST INCOME. Non-interest income was $3.7 million during first quarter 1999, down from $6.9 million during first quarter of 1998. The decrease was primarily due to the one-time gain of $4.1 million from the sale of Mayfield banking center deposits during 1998. Excluding that one-time sale of deposits, non-interest income increased by $872,000. The increase was principally a result of gains generated from sales of loans into the secondary market, ERC fees from Refunds Now and sales of investment securities.

Revenue from mortgage banking activities during the three-month period ending March 31, 1999 has been positively influenced by an increase in secondary market sales volume. Management anticipates that this sales volume may decrease as secondary market loan originations have moderated during the current period. Gains from sales of loans were $1.4 million and $1.0 million for the three-month periods ending March 31, 1999 and 1998, respectively. The market interest rate environment heavily influences secondary market residential loan originations and correspondingly, consumer refinance activity. Net gains as a percentage of loans sold were 1.43% and 1.74% for the three-month periods ending March 31, 1999 and 1998, respectively. Republic continually evaluates the decision to sell servicing or retain servicing rights on loans sold in the secondary market. Management anticipates that it will begin retaining servicing on loans sold in the second quarter of 1999. However, since 1995 Republic has traditionally sold loans servicing released in order to offset downward market pressure on loan sale pricing. The sale of a significant number of loans with servicing released, coupled with normal loan paydowns and payoffs, has resulted in a decline in the size of the loan servicing portfolio and a corresponding decline in loan servicing income compared to the same period in 1998. As of March 31, 1999, Republic's $220 million servicing portfolio generated income of $118,000 compared to $166,000 during the comparable 1998 period.

Refunds Now ERC fees also generated $861,000 in fee income compared to $297,000 recognized by the Bank during the comparable 1998 period, an increase of 190%. The increase in Electronic tax refund check fees during the first quarter of 1999 was attributable to both the acquisition of Refunds Now, Inc. and a 45% increase in products sold.

Service charges on deposit accounts increased to $848,000 from $753,000 for the three-month period ended March 31, 1999 and 1998. Republic continues to market its transaction accounts and actively manage its deposit account service charge collection activities.

NON-INTEREST EXPENSE. Total non-interest expense was $9.9 million in first quarter 1999, compared to $8.1 million for first quarter 1998. The increase for the three months ended March 31, 1999 was primarily attributable to costs associated with salaries and employee benefits. Excluding the one-time gain on sale of deposits, Republic's non-interest expense ratio (non-interest expense divided by the sum of net interest income and non-interest expense) at March 31, 1999 was 63% compared to 61% at March 31, 1998.

Salary and employee benefit expense increased 38% for the first quarter 1999 over first quarter, 1998. Republic opened two new banking centers in its Louisville, Kentucky market and expanded its Elizabethtown, Kentucky banking center. Additional expense was also recognized as a result of the formation of an Employee Stock Ownership Plan ("ESOP") during the first quarter of 1999. Republic actively expanded its Commercial Lending, Cash Management, and Trust activities during the period. This rise was also attributable to increased commissions through Republic's mortgage banking activities and annual merit salary increases. Republic's overall staffing level increased to 480 full-time equivalent employees ("FTE's") at March 31, 1999, compared to 406 FTE's at March 31, 1998.

Occupancy and equipment expense increased to $2.0 million in first quarter 1999, compared to $1.9 million for first quarter 1998. The increase is largely attributable to the costs associated with the opening of two additional banking centers and the expansion and relocation of the Elizabethtown, Kentucky banking center. These expenses may increase in the near term as the Bank intends to open a minimum of two additional locations in its existing markets as well as the new proposed loan production office in Southern Indiana. It is also anticipated that additional expenses will be incurred for technology enhancements for deposit, lending and customer support systems, including Internet banking. (See also "YEAR 2000" discussion)

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

SECURITIES AVAILABLE FOR SALE. Securities available for sale consists primarily of mortgage-backed securities, U.S. Treasury and U.S. Government Agencies and Corporate bonds with a weighted average maturity of 3.15 years. Securities available for sale increased from $187 million at December 31, 1998 to $211 million at March 31, 1999. Republic elected to invest funds from maturing securities previously held to maturity into securities available for sale in order to provide for more flexibility in administering the investment portfolio under changing market conditions.

SECURITIES TO BE HELD TO MATURITY . Securities to be held to maturity decreased from $30 million at December 31, 1998 to $12 million at March 31, 1999. The decrease was due to management's decision to reinvest maturing securities into securities available for sale. Securities to be held to maturity consists primarily of U.S. Treasury and U.S government Agencies with a weighted average maturity of 6.16 years.

LOANS.  Net loans  increased  $26  million  to $896  million  at March 31,  1999 compared to $870 million at December 31, 1998. The increase in loans was primarily in the secured real estate lending portfolio. The rise in residential real estate loan volume was a result of a continued favorable rate environment and consumer demand for Republic's portfolio products. Republic also had healthy growth in its real estate construction portfolio due to steady demand for new single family housing. The rise in commercial real estate lending was primarily due to the Bank's continued emphasis on the active pursuit of lending opportunities within the Bank's markets.

By design, Republic's consumer loans decreased from $57 million at December 31, 1998 to $51 million at March 31, 1999. The consumer loan portfolio consists of both secured and unsecured loans. Republic's consumer portfolio also includes the "All Purpose" and "Pre Approved" unsecured loan products. Republic's "All Purpose" loans, with total outstandings of $6 million at March 31, 1999 and $8 million at December 31 1998, are originated through Republic's banking centers. "Pre Approved" loans decreased from $12 million at December 31, 1998 to $10 million at March 31, 1999. These loans were originated through direct mail. Management plans to continue to allow the "All Purpose" and "Pre Approved" portfolios to reduce in the near term.

Republic's home equity portfolio decreased from $107 million at December 31, 1998 to $97 million at March 31, 1999. Following strong growth in this product during 1998, Republic experienced decreased credit utilization by existing customers and increased product competition from other area banks for the consumer home equity loan business.

ALLOWANCE AND PROVISION FOR LOAN LOSSES. The provision for loan losses was $854,000 in the first quarter, 1999, compared to $643,000 in the first quarter of 1998. Charge-offs of $200,000 related to tax refund loans are included in the total charge-offs for the first quarter of 1999. No charge-offs for these loans were attributed to the Bank during the first quarter of 1998. Republic expects charge-offs for tax refund loans originated in 1999 to be minimal during the remainder of the year. Excluding charge-offs related to tax refund loans, net charge-offs decreased slightly during first quarter 1999 compared to the same period in 1998.

The allowance for loan losses increased slightly from $7.9 million at December 31, 1998 to $8.0 million at March 31, 1999. Management believes, based on information presently available, that it has adequately provided for loan losses at March 31, 1999.

Table 5 below depicts the allowance activity by loan type for the three months ended March 31, 1999 and 1998.

Table 5 - Summary of Loan Loss Experience

                                                                     Three Months Ended
                                                                            March 31,
                                                                    1999              1998
(in thousands)

Allowance for loan losses:,
     Balance-beginning of period                                $   7,862           $   8,176

Charge-offs:
     Real Estate                                                     (180)                (19)
     Commercial                                                        (7)
     Consumer                                                        (507)               (683)
     Tax Refund Loans                                                (200)
                                                                ---------           ---------
        Total                                                        (894)               (702)
                                                                ---------           ---------

Recoveries:
     Real Estate                                                        6                   3
     Commercial                                                                             4
     Consumer                                                         134                 110
                                                                ---------           ---------
       Total                                                          140                 117
                                                                ---------           ---------

Net charge-offs                                                      (754)               (585)

Provision for loan losses                                             854                 643
                                                                ---------           ---------
Allowance for loan losses:
     Balance-end of period                                      $   7,962           $   8,234
                                                                =========           =========

DEPOSITS. Total deposits were $764 million at March 31, 1999 compared to $747 million at December 31, 1998. Republic's growth in deposits was the result of management's ongoing emphasis on retail deposit gathering and its recently instituted commercial cash management program. Republic plans to continue its deposit gathering initiatives by utilizing aggressive pricing strategies and offering competitive products in its existing markets.

OTHER BORROWED FUNDS. Other borrowed funds, which consist of FHLB advances, increased from $190 million at December 31, 1998 to $206 million at March 31, 1999. The increase was primarily due to additional borrowings to fund loan growth. Additional investment securities were also purchased to collateralize deposits due to the bank's growth in public funds and high balance commercial accounts.

STOCKHOLDERS' EQUITY. Total stockholders' equity decreased from $104 million at December 31, 1998 to $101 million at March 31, 1999. The decrease is primarily due to the formation of Republic's ESOP during January 1999. Under the terms of the plan, the ESOP purchased 300,000 shares of Class A Common Stock that will be allocated to Republic's employees over a ten-year period.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due or are deemed uncollectible. The Bank's level of delinquent loans declined favorably to 1.90 % at March 31, 1999, compared to 2.29 % at December 31, 1998. At March 31, 1999, Republic had $234,000 in consumer loans 90 days or more past due compared to $256,000 at December 31, 1998.

Table 6 provides information related to non-performing assets and loans 90 days or more past due. Total non-performing assets increased slightly from December 31, 1998 to March 31, 1999.

Table 6 - Non-Performing Loans

                                                                              March 31,            December 31,
(dollars in thousands)                                                          1999                   1998
Loans on non-accrual status (1)(2)                                         $   3,223               $   3,258
Loans past due 90 days or more                                                 2,176                   1,731
                                                                           ---------               ---------
Total non-performing loans                                                     5,399                   4,989

Other real estate owned                                                          704                     540
                                                                           ---------               ---------
Total non-performing assets                                                $   6,103               $   5,529
                                                                           =========               =========

Percentage of non-performing loans to total loans                               .60%                    .57%

Percentage of non-performing assets to total loans                              .67%                    .63%

(1) The table is exclusive of impaired loans which remained on accrual status.
(2) Interest income that would have been earned and received on non-accrual loans was not material.

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount may not be collected. Impaired loans consist of one commercial real estate loan that remained constant from December 31, 1998 to March 31, 1999 at $1.1 million.

LIQUIDITY

Republic maintains sufficient liquidity in order to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand. Funding and cash flows can also be realized from the available for sale portion of the securities portfolio and paydowns from the loan portfolio. Republic's banking centers also provide access to their retail deposit markets. Approximately $49 million of repurchase agreements and money markets are attributable to three customer relationships at March 31, 1999. These funds are short-term in nature and subject to immediate withdrawal by these entities. Should these funds be removed, Republic has the ability to replenish these funds through various funding sources noted below. Republic has established lines of credit with other financial institutions, the FHLB and brokerage firms. While Republic utilizes numerous funding sources in order to meet liquidity requirements, FHLB borrowings remain a material component of management's balance sheet strategy.

Republic's objectives include preserving an adequate liquidity position. Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve an acceptable net interest margin. Republic continues to experience steady loan demand, that requires management to continue to monitor interest rate and liquidity risk and implement appropriate funding and balance sheet strategies.

CAPITAL

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic's capital to assets ratio was 8.64% at March 31, 1999 compared to 7.58% at December 31, 1998. Republic continues to exceed the regulatory requirements for Tier I, Tier I Leverage and total risk-based capital. The Bank expects to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC. Table 7 below indicates the capital ratios at March 31, 1999.

Table 7 - Capital Ratios

                                                                                                       Minimum
                                                                                                     Requirement
                                                                                    Minimum          To Be Well
                                                                                  Requirement        Capitalized
                                                                                  For Capital       Under Prompt
                                                                                   Adequacy          Corrective
                                                                Actual             Purposes       Action Provisions
                                                            Amount     Ratio   Amount     Ratio   Amount     Ratio
                                                                           (dollars in thousands)


     Total Risk Based Capital (to Risk Weighted Assets)
         Consolidated                                  $ 116,177     15.48%   $ 60,051      8%    $ 75,064      10%
         Bank only                                     $ 110,934     14.78%   $ 60,048      8%    $ 75,060      10%

     Tier I Capital (to Risk Weighted Assets)
         Consolidated                                  $ 108,215     14.42%   $ 30,025      4%    $ 45,038      6%
         Bank only                                     $ 102,972     13.72%   $ 30,024      4%    $ 45,036      6%

     Tier I Leverage Capital (to Average Assets)
         Consolidated                                  $ 108,215      9.05%   $ 47,831      4%    $ 59,789      5%
         Bank only                                     $ 102,972      8.61%   $ 47,829      4%    $ 59,787      5%


Kentucky banking regulations limit the amount of dividends that may be paid to Republic by the Bank without prior approval of the Bank's regulatory agency. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the Bank's current year's net income, as defined in the regulations, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At March 31, 1999, the Bank had $16 million of retained earnings available for payment of dividends.

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

Republic utilizes an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effect on interest income are then evaluated. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. Assumptions based on the historical behavior of Republic's deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Interest rate risk management focuses on maintaining acceptable net interest income within Board approved policy limits. Republic's Asset/Liability Management Committee monitors and manages interest rate risk to maintain an acceptable level of change to net interest income resulting from market interest rate changes. Republic's Board approved policy established for interest rate risk is stated in terms of the range of permissible change in net interest income given a 100 and 200 basis point immediate and sustained increase or decrease in market interest rates.

Republic's interest sensitivity profile changed slightly during the first quarter. Given a sustained 200 basis point downward shock to the yield curve used in the simulation model, Republic's base net interest income would decrease by an estimated 13.7% at March 31, 1999 compared to a decrease of 16.2% at December 31, 1998. Given a 200 basis point increase in the yield curve Republic's base net interest income would increase by an estimated 7.7% at March 31, 1999 compared to 11.0% at December 31, 1998.

The interest sensitivity profile of Republic at any point in time will be effected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. The table below is representative only and is not a precise measurement of the effect of changing interest rates on Republic's interest income in the future.

Table 8 - Interest Rate Sensitivity

                                                                         March 31, 1999

                                                  Decrease in Rates                         Increase in Rates
                                                  200            100                         100           200
                                             Basis Points  Basis Points       Base      Basis Points   Basis Points
                                                                     (dollars in thousands)
Projected interest income
Loans                                       $    65,113     $   70,901    $   77,057  $    82,703      $  88,009
Investments                                      11,778         12,494        13,125       13,562         13,988
Short-term investments                              166            253           358          460            564
                                            -----------     ----------    ----------  -----------      ---------
Total interest income                       $    77,057     $   83,648    $   90,540  $    96,725      $ 102,561

Projected interest expense
Deposits                                    $    27,472     $   29,377    $   31,280  $    33,251      $  35,469
Other borrowings                                 11,640         13,471        15,303       17,589         19,732
                                            -----------     ----------    ----------  -----------      ---------
Total interest expense                           39,112         42,848        46,583       50,840         55,201

Net interest income                         $    37,945     $   40,800    $   43,957  $    45,885      $  47,360
Change from base                            $    (6,012)    $   (3,157)               $     1,928      $   3,403
% Change from base                               (13.68)%        (7.18)%                     4.39%          7.74%

                                                                        December 31, 1998

                                                  Decrease in Rates                         Increase in Rates
                                                  200            100                         100           200
                                             Basis Points  Basis Points       Base      Basis Points   Basis Points
                                                                     (dollars in thousands)

Projected interest income
Loans                                       $    63,043     $   68,835    $   75,394  $    81,537      $  86,959
Investments                                      11,111         12,011        13,060       13,583         14,102
Short-term investments                              240            354           493          635            773
                                            -----------     ----------    ----------  -----------      ---------
Total interest income                       $    74,394     $   81,200    $   88,947  $    95,755      $ 101,834

Projected interest expense
Deposits                                    $    27,287     $   29,197    $   31,126  $    33,111      $  35,446
Other borrowings                                 12,368         14,366        16,364       18,361         20,359
                                            -----------     ----------    ----------  -----------      ---------
Total interest expense                           39,655         43,563        47,490       51,472         55,805

Net interest income                         $    34,739     $   37,637    $   41,457  $    44,283      $  46,029
Change from base                            $   (6,718)     $  (3,820)                $     2,826      $   4,572
% Change from base                              (16.20)%        (9.21)%                      6.82%         11.03%

YEAR 2000

Management has assessed the operational and financial implications of its year 2000 needs and developed a plan to ensure that data processing systems can properly handle the century change. Management has determined that if a business interruption as a result of the year 2000 issue occurred, that such an interruption could be material to the Bank's overall financial performance. The primary task required to prevent a potential business interruption was the installation of the most current software releases for major mainframe applications developed by Republic's third party software application providers. Mainframe software upgrades and modifications for major applications have been installed and placed into production. Year 2000 Script Testing has been conducted for mission-critical internal core processing systems for each of the thirteen test dates identified by the FFIEC. The Bank's personal computer network continues to be reviewed and upgraded. Minor software upgrades and modifications will also be required for certain other data processing applications.

Republic has identified selected employees whose primary function is year 2000 compliance. The loss of these employees could have a material adverse effect on the implementation of Republic's year 2000 plan. Republic initiated a year 2000 employee retention program, that to date has been highly successful. The program was designed to encourage and promote the retention of information system employees.

Year 2000 remediation has resulted in some delay in other data processing projects, none of which are deemed material to the Bank's financial performance. Management believes its current state of year 2000 readiness is satisfactory and in accordance with general industry and regulatory standards and recommendations. Management has contacted its major suppliers and customers and inquired about the status of their year 2000 readiness, with no material problems being noted. At this time, the Bank believes that its software providers will be able to adequately address the Bank's needs for year 2000 software functionality. However, Republic must also rely on the year 2000 readiness of additional third parties, not only its hardware and software providers, but other third parties such as public utilities and governmental units that provide important ongoing services to the Bank. Management is therefore developing and implementing contingency plans that are scheduled to be in place by the end of the second quarter of 1999.

In carrying out its overall year 2000 plan, Republic will incur certain operational expenses and may replace some existing software that has not been fully amortized. Most of the expenditures associated with software application upgrades represent capitalizable costs that would have been incurred in the normal course of business. The operating expenses will be expensed as incurred, and the unamortized cost of software replaced, if any, will be charged off when the applicable software is removed from service. Republic has incurred costs of approximately $700,000 attributable to year 2000 remediation and anticipates total costs and charges to be in an approximate range of $1.2 to $1.6 million. The majority of the remaining costs to be incurred are related to the year 2000 employee retention program. Actual expenses could vary from management's estimates if unforeseen circumstances were to arise.

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

PART II - OTHER INFORMATION

Item 2.    Changes in securities

During the first quarter of 1999, the Company issued 101,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of the Company in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

During the first quarter of 1999, the Company also issued 5,000 shares of Class A Common Stock upon conversion of 500 shares of Trust Preferred Securities (liquidation amount $50,000). The Trust Preferred Securities represent beneficial interests in convertible subordinated debt securities of the company and through those debt securities can be converted into Class A Common Stock at a conversion rate of 10 shares of Class A Common for each Trust Preferred Security. The exemption from registration relied upon was Section (3)(a)(9) of the Securities Act of 1933, and when the trust preferred securities were originally sold, Rule 506 of Regulation D of the Securities Act of 1933.

Item 6.    Exhibits and Reports on Form 8-K

The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 32.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Republic Bancorp, Inc.
                                                   (Registrant)


                                           Principal Executive Officer:

Date: 05/14/99                             /s/ Steven E. Trager
                                           Steven E. Trager
                                           Chief Executive Officer


                                           Principal Financial Officer:

Date: 05/14/99                             /s/ Mark A. Vogt
                                           Mark A. Vogt
                                           Chief Financial Officer

EXHIBIT INDEX

                                                           Incorporated
Exhibit   Description                                     By Reference To



11        Statement Regarding Computation     Filed as Exhibit 11 on page 33 of this
          of Per Share Earnings               Form 10-Q for the period ended
                                                 March 31, 1999

27        Financial Data Schedule             Filed as Exhibit 27 on page 34 of this
                                                 Form 10-Q for the period ended
                                                 March 31, 1999