Form 10-Q
period 1999-06-30
REPUBLIC BANCORP INC /KY/
filed 1999-08-13
CIK 921557

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

                  For the quarterly period ended June 30, 1999

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

                                  X Yes     No

The number of shares outstanding of the issuer's class of common stock as of the latest practicable date: 14,560,532 shares of Class A Common Stock and 2,147,274 shares of Class B Common Stock as of August 6, 1999.

The Exhibit index is on page 34. This filing contains 74 pages (including this facing sheet).

REPUBLIC BANCORP, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.       Financial Statements                                          3-17
Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       18-31
Item 3.       Quantitative and Qualitative Disclosures about Market Risk      31

PART II - OTHER INFORMATION

Item 2.       Changes in Securities                                           32

Item 6.       Exhibits and Reports on Form 8-K                                32
              Signatures                                                      33

PART I

ITEM 1

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)
--------------------------------------------------------------------------------

                                                                                    June 30,        December 31,
                                                                                      1999              1998
ASSETS:
Cash and due from banks                                                          $     20,537      $      37,446
Federal funds sold                                                                      1,200              2,500
Securities available for sale                                                         199,884            186,936
Securities to be held to maturity                                                      11,646             29,985
Mortgage loans held for sale                                                           12,049             38,167
Loans, less allowance for loan losses of
     $7,962 (1999) and $7,862 (1998)                                                  944,045            870,031
Federal Home Loan Bank stock                                                           14,530             14,036
Accrued interest receivable                                                             9,076              8,825
Premises and equipment, net                                                            17,226             15,870
Other assets                                                                            5,445              3,888
                                                                                 ------------      -------------
TOTAL                                                                            $  1,235,638      $   1,207,684
                                                                                 ============      =============

LIABILITIES:
     Deposits:
         Non-interest bearing                                                    $     88,947      $      80,345
         Interest bearing                                                             691,255            666,802
     Securities sold under agreements to repurchase and
         other short-term borrowings                                                   97,707            148,659
     Other borrowed funds                                                             239,509            190,222
     Accrued interest payable                                                           3,401              3,769
     Guaranteed preferred beneficial interests in
       Company's subordinated debentures                                                6,352              6,402
     Other liabilities                                                                  7,425              7,643
                                                                                 ------------      -------------
         Total liabilities                                                          1,134,596          1,103,842
                                                                                 ------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A and Class B Common stock, no par value                                     4,117              4,149
     Additional paid-in capital                                                        33,770             34,014
     Retained earnings                                                                 69,360             65,469
     Unearned Employee Stock Ownership Plan shares                                     (3,760)
     Net unrealized appreciation (depreciation) on securities
        Available for sale, net of tax                                                 (2,445)               210
                                                                                 -------------     -------------
         Total stockholders' equity                                                    101,042           103,842
                                                                                 -------------     -------------
TOTAL                                                                             $  1,235,638     $   1,207,684
                                                                                  ============     =============


See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)
--------------------------------------------------------------------------------

                                                              Three Months Ended             Six Months Ended
                                                                    June 30,                       June 30,
INTEREST INCOME:                                                1999           1998           1999           1998
     Loans, including fees                                 $   20,050      $  19,097     $   40,561      $  38,220
     Securities available for sale                              2,894          2,086          5,601          3,811
     Securities to be held to maturity:
         Taxable                                                  157          1,153            489          2,520
         Non-taxable                                               25             28             48             56
     FHLB dividends                                               256            196            506            384
     Other                                                          4            469             36            823
                                                           ----------      ---------     ----------      ---------
         Total interest income                                 23,386         23,029         47,241         45,814
                                                           ----------      ---------     ----------      ---------

INTEREST EXPENSE:
     Deposits                                                   7,965          8,821         16,028         17,353
     Short-term borrowings                                      1,138          1,167          2,383          2,383
     Long-term debt                                             2,680          2,724         5,084           5,391
                                                           ----------      ---------     ---------       ---------
         Total interest expense                                11,783         12,712         23,495         25,127
                                                           ----------      ---------     ----------      ---------

NET INTEREST INCOME                                            11,603         10,317         23,746         20,687

PROVISION FOR LOAN LOSSES                                         419            741          1,273          1,384
                                                           ----------      ---------     ----------      ---------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                    11,184          9,576         22,473         19,303
                                                           ----------      ---------     ----------      ---------

NON-INTEREST INCOME:
     Service charges on deposit accounts                          913            850          1,761          1,603
     Electronic refund check fees                                 197             81          1,058            378
     Other service charges and fees                               152            125            295            225
     Loan servicing income                                        120            149            238            315
     Net gain on sale of deposits                                                                            4,116
     Net gain on sale of loans                                    658          1,143          2,055          2,152
     Net gain on sale of securities                                54            167            184            491
     Other                                                        245            558            416            705
                                                           ----------      ---------     ----------      ---------
         Total non-interest income                              2,339          3,073          6,007          9,985
                                                           ----------      ---------     ----------      ---------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                             5,201          4,539         10,831          8,615
     Occupancy and equipment                                    1,934          1,841          3,916          3,703
     Communication and transportation                             417            408            871            834
     Marketing and development                                    358            407            691            712
     Supplies                                                     238            256            492            516
     Other                                                      1,164          1,144          2,400          2,289
                                                           ----------      ---------     ----------      ---------
         Total non-interest expense                             9,312          8,595         19,201         16,669
                                                           ----------      ---------     ----------      ---------

INCOME BEFORE INCOME TAXES                                      4,211          4,054          9,279         12,619

INCOME TAXES                                                    1,443          1,452          3,147          4,493
                                                           ----------      ---------     ----------      ---------
NET INCOME                                                 $    2,768      $   2,602     $    6,132      $   8,126
                                                           ==========      =========     ==========      =========

(Continued)

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

(in thousands, except per share data)
--------------------------------------------------------------------------------

                                                              Three Months Ended             Six Months Ended
                                                                    June 30,                       June 30,
                                                                1999           1998           1999         1998
OTHER COMPREHENSIVE INCOME (LOSS),
     NET OF TAX:
     Change in unrealized gain (loss) on securities        $   (1,781)     $     220     $   (2,534)     $    300
     Reclassification of realized amount                          (36)          (109)          (121)         (319)
                                                           ----------      ---------     ----------      --------
     Net unrealized gain (loss) recognized in
         comprehensive income                                  (1,817)           111         (2,655)          (19)
                                                           ----------      ---------     ----------      --------
COMPREHENSIVE INCOME                                       $      951      $   2,713     $    3,477     $   8,107
                                                           ==========      =========     ==========      ========

EARNINGS PER SHARE
     Class A                                               $      .17      $     .17     $      .36      $     .54
     Class B                                               $      .16      $     .17     $      .36      $     .54

EARNINGS PER SHARE ASSUMING DILUTION
     Class A                                               $      .16      $     .17     $      .35      $     .52
     Class B                                               $      .16      $     .17     $      .35      $     .52

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except for per share data)
--------------------------------------------------------------------------------


                                                                                                       Net Unrealized
                                                                                             Unearned      Gain/
                                                                                            Empl. Stock    (Loss)
                                                 Common Stock           Additional           Ownership  on Available      Total
                                               Class A  Class B           Paid-In  Retained    Plan       For Sale     Stockholders'
                                                Shares   Shares  Amount   Capital  Earnings   Shares     Securities       Equity

BALANCE, January 1, 1999                       14,869   2,305   $ 4,149  $ 34,014  $ 65,469              $    210      $ 103,842

Conversion of Class B to Class A                  156    (156)

Dividend Declared
     Common: Class A ($.0275 per share)                                                (802)                                (802)
             Class B ($.0250 per share)                                                (109)                                (109)

Repurchase of Class A Common                     (142)              (33)     (280)   (1,330)                              (1,643)

Conversion of Trust Preferred Securities
         To Class A Common                          5                 1        49                                             50

Purchase of 300,000 shares under the
         Employee Stock Ownership Plan           (300)                                        $(3,873)                    (3,873)

Commitment of 8,754 shares to be released under
     the Employee Stock Ownership Plan              9                         (13)                113                        100

Net changes in unrealized gain/(loss)
   on securities available for sale                                                                        (2,655)        (2,655)

Net Income                                                                            6,132                                6,132
                                               ------   -----   -------  --------   -------   -------    --------      ---------
BALANCE, June 30, 1999                         14,597   2,149   $ 4,117  $ 33,770   $69,360  $ (3,760)   $ (2,445)     $ 101,042
                                               ======   =====   =======  ========   =======  ========    ========      =========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (in thousands)
--------------------------------------------------------------------------------

                                                                                       1999             1998
OPERATING ACTIVITIES:
     Net income                                                                   $     6,132      $     8,126
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization of premises and equipment                        1,876            1,674
         Amortization and accretion of securities                                         235              127
         FHLB stock dividends                                                            (494)            (370)
         Provision for loan losses                                                      1,273            1,384
         Net gain on sale of securities                                                  (184)            (491)
         Net gain on sale of loans                                                     (2,055)          (2,152)
         Net gain on sale of deposits                                                                   (4,116)
         Proceeds from sale of loans                                                  145,014          137,905
         Origination of mortgage loans held for sale                                 (116,841)        (137,369)
         Employee Stock Ownership Plan expense                                            100
         Changes in assets and liabilities:
           Accrued interest receivable                                                   (251)            (516)
           Other assets                                                                 1,164               14
           Accrued interest payable                                                      (368)             531
           Other liabilities                                                             (206)          (1,044)
                                                                                  -----------      -----------
                Net cash provided by operating activities                              35,395            3,703
                                                                                  -----------      -----------
INVESTING ACTIVITIES:
     Purchases of securities available for sale                                       (84,615)        (127,669)
     Purchases of Federal Home Loan Bank stock                                                          (2,467)
     Proceeds from maturities of securities to be held to maturity                     18,364           29,597
     Proceeds from maturities and paydowns of securities available for sale            47,323            1,507
     Proceeds from sales of securities available for sale                              20,244           59,127
     Net increase in loans                                                            (76,639)         (35,682)
     Purchases of premises and equipment                                               (3,241)          (4,054)
     Disposal of premises and equipment                                                     9            1,350
                                                                                  -----------      -----------
                Net cash used in investing activities                                 (78,555)         (78,291)
                                                                                  -----------      -----------
FINANCING ACTIVITIES:
     Net increase in deposits                                                          33,055           79,635
     Sale of deposits                                                                                  (61,564)
     Net decrease in securities sold under agreement to
         repurchase and other short-term borrowings                                   (50,952)          (8,640)
     Payments on other borrowings                                                     (52,313)         (62,285)
     Proceeds from other borrowings                                                   101,600          156,900
     Proceeds from stock options exercised                                                                  59
     Purchase of shares for Employee Stock Ownership Plan                              (3,873)
     Repurchase of Class A Common Stock                                                (1,643)
     Cash dividends paid                                                                 (923)            (810)
                                                                                  -----------      -----------
                Net cash provided by financing activities                              24,951          103,295
                                                                                  -----------      -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                  (18,209)          28,707

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         39,946           24,546
                                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $    21,737      $    53,253
                                                                                  ===========      ===========

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (in thousands)
--------------------------------------------------------------------------------

                                                                                      1999             1998
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:

         Interest                                                                 $    23,863      $    24,597
                                                                                  ===========      ===========

         Income taxes                                                             $     3,396      $     6,272
                                                                                  ===========      ===========

         Transfers from loans to real estate
              acquired in settlement of loans                                     $     1,352      $       681
                                                                                  ===========      ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION (AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES)

Basis of Presentation - The consolidated financial statements include the accounts of Republic Bancorp, Inc. and its wholly-owned subsidiaries; Republic Mortgage Company, Republic Insurance Agency, Inc., Republic Capital Trust, and Republic Bank & Trust Company (Bank) and its subsidiary Republic Financial Services Corporation (d.b.a. Refunds Now), collectively "Republic". All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic's annual report on Form 10-K for the year ended December 31, 1998 and Form 10-Q.for the quarter ended March 31, 1999.

New Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivative and whether it qualifies for hedge accounting, gains or losses resulting from changes in the values of those derivatives would either be recorded as a component of net income or as a change in stockholders' equity. Republic is required to adopt this new standard January 1, 2001. Management has not yet determined the impact of this standard.

Reclassifications - Certain amounts have been reclassified in the 1998 financial statements to conform with the current period classifications. The reclassifications have no effect on net income or stockholders' equity as previously reported.

2.  SECURITIES

Securities Available For Sale:
                                                                              June 30, 1999
                                                                             (in thousands)

                                                                        Gross          Gross
                                                      Amortized       Unrealized     Unrealized
                                                         Cost           Gains          Losses       Fair Value

U.S. Treasury Securities and U.S.
  Government Agencies                                $   115,069       $      29      $  (1,200)   $   113,898
Mortgage-backed securities                                69,224                         (1,750)        67,474
Corporate bonds                                           19,296                           (784)        18,512
                                                     -----------       ---------      ---------    -----------
Total securities available for sale                  $   203,589       $      29      $  (3,734)   $   199,884
                                                     ===========       =========      =========    ===========


Securities To Be Held To Maturity:

                                                                             June 30, 1999
                                                                             (in thousands)

                                                                         Gross          Gross
                                                        Amortized     Unrealized     Unrealized
                                                          Cost           Gains         Losses        Fair Value

U.S. Treasury Securities and U.S.
  Government Agencies                                $     7,301       $              $     (63)   $     7,238
Obligations of state and political
  subdivisions                                             3,906             119                         4,025
Mortgage-backed securities                                   439                            (32)           407
                                                     -----------       ---------      ---------    -----------
Total securities to be held to maturity              $    11,646       $     119      $     (95)   $    11,670
                                                     ===========       =========      =========    ===========


Securities having an amortized cost of $151 million and a fair value of $148 million at June 30, 1999, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

3.  LOANS

                                                                June 30, 1999           December 31, 1998
                                                                -----------------------------------------
                                                                             (in thousands)
Residential real estate                                         $   578,309               $   520,583
Commercial real estate                                              140,866                   118,293
Real estate construction                                             58,357                    47,396
Commercial                                                           28,854                    26,381
Consumer                                                             47,211                    56,728
Home equity                                                          96,546                   106,845
Other                                                                 3,217                     3,146
                                                                -----------               -----------
         Total loans                                                953,360                   879,372
Less:
     Unearned interest income and unamortized
        loan fees                                                    (1,353)                   (1,479)
     Allowance for loan losses                                       (7,962)                   (7,862)
                                                                -----------               -----------
Loans, net                                                      $   944,045                 $ 870,031
                                                                ===========               ===========

The following table sets forth the changes in the allowance for loan losses:


                                              Three months ended June 30,            Six months ended June 30,
                                               1999                 1998               1999             1998
                                                                         (in thousands)

Balance, beginning of period                $   7,962            $   8,234          $   7,862        $   8,176
  Provision charged to income                     419                  741              1,273            1,384
  Charge-offs                                    (607)                (879)            (1,501)          (1,581)
  Recoveries                                      188                  138                328              255
                                            ---------            ---------          ---------        ---------
Balance, end of period                      $   7,962            $   8,234          $   7,962        $   8,234
                                            =========            =========          =========        =========

Information about Republic's investment in impaired loans is as follows:


                                                                 June 30, 1999          December 31, 1998
                                                                 ----------------------------------------
                                                                              (in thousands)

Gross impaired loans                                              $   1,092                  $  1,116
Less: Related allowance for loan losses                                 100                       100
                                                                  ---------                  --------
Net impaired loans with related allowances                              992                     1,016
Impaired loans with no related allowances
                                                                  ---------                  --------
Total                                                             $     992                  $  1,016
                                                                  =========                  ========

Average impaired loans outstanding                                $   1,092                  $  1,116
                                                                  =========                  ========


4.  DEPOSITS


                                                               June 30, 1999           December 31, 1998
                                                               -----------------------------------------
                                                                             (in thousands)
Demand (NOW, Super NOW and Money Market)                        $   202,893               $   179,804
Savings                                                              12,766                    12,330
Money market certificates of deposit                                 45,197                    35,139
Individual retirement accounts                                       26,241                    23,353
Certificates of deposit, $100,000 and over                           76,621                    77,365
Other certificates of deposit                                       303,993                   309,938
Brokered deposits                                                    23,544                    28,873
                                                                -----------               -----------
Total interest bearing deposits                                     691,255                   666,802

Total non-interest bearing deposits                                  88,947                    80,345
                                                                -----------               -----------
     Total                                                      $   780,202               $   747,147
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


                                                                June 30, 1999             December 31, 1998
                                                                -------------------------------------------
                                                                               (in thousands)

     Average outstanding balance                                $     117,338                $     115,280
     Average interest rate                                               4.03%                        4.21%
     Maximum outstanding at month end                           $     155,685                $     148,659
     End of period                                              $      97,707                $     148,659


6.  OTHER BORROWED FUNDS


                                                                                  June 30,        December 31,
                                                                                    1999              1998
                                                                               -------------------------------
                                                                                        (in thousands)
     Federal Home Loan Bank convertible fixed rate advance (1)                  $     50,000     $     50,000

     Federal Home Loan Bank overnight advances, with weighted average
         interest rate of 6.0% at June 30, 1999                                      101,600           31,800

     Federal Home Loan Bank  variable  interest  rate  advances,  with weighted average interest rate of 5.28% at June 30, 1999,
         due through 1999                                                              1,000           21,000

     Federal Home Loan Bank fixed interest rate advances,  with weighted
         average interest rate of 5.80% at June 30, 1999, due through 2008            86,909           87,422
                                                                                ------------     ------------
         Total                                                                  $    239,509     $    190,222
                                                                                ============     ============
-----------------------------
     (1) Republic has entered into convertible  fixed rate advances ranging from
     5 to 10 years with the Federal Home Loan Bank (FHLB)  totaling $50 million.
     The advances are fixed from one to three years at rates  varying from 4.26%
     to 5.11%.  At the end of the fixed term,  the FHLB has the right to convert the fixed rate advance on a quarterly basis to a variable rate advance tied to  the  three-month  LIBOR  index.  The  advances  can be  prepaid  at any quarterly date without  penalty,  but may not be prepaid at any time during the fixed rate term.


The Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans with an unpaid principal balance of greater than 150% of the outstanding advances. Republic has sufficient collateral to borrow approximately $57 million additional funds from the Federal Home Loan Bank. Republic also has unsecured lines of credit totaling $40 million and secured lines of $110 million available through various financial institutions.

Aggregate future principal payments on borrowed funds as of June 30, 1999 are as follows:


     Year
     (in thousands)

     1999                                                                     $    103,127
     2000                                                                           26,098
     2001                                                                              284
     2002
     Thereafter                                                                    110,000
                                                                              ------------
        Total                                                                 $    239,509
                                                                              ============


7.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations is as follows:


                                                         Three Months Ended              Six Months Ended
                                                               June 30,                      June 30,
                                                       -----------------------       ------------------------
                                                          1999          1998            1999          1998
                                                                           (in thousands)
     Earnings Per Share
        Net Income available to common shares
          outstanding                                  $   2,768     $   2,602       $   6,132     $    8,126
                                                       =========     =========       =========     ==========

     Weighted average shares outstanding                  16,764        14,959          16,849         14,959
                                                       =========     =========       =========     ==========



                                                         Three Months Ended              Six Months Ended
                                                               June 30,                      June 30,
                                                       -----------------------       ------------------------
                                                          1999          1998           1999           1998
                                                                           (in thousands)
     Earnings Per Share Assuming Dilution
         Net Income                                    $   2,768     $   2,602       $   6,132     $    8,126
         Add:  Interest expense, net of tax benefit,
           on assumed conversion of guaranteed
           preferred beneficial interests in
           Republic's subordinated debentures                 86            88             172            175
                                                       ---------     ---------       ---------     ----------
         Net Income available to common
           Shareholder assuming conversion             $   2,854     $   2,690       $   6,304     $    8,301
                                                       =========     =========       =========     ==========

     Weighted average shares outstanding                  16,764        14,959          16,849         14,959
     Add dilutive effects of assumed
       conversion and exercise:
         Convertible guaranteed preferred
           beneficial interest in Republic's
           subordinated debentures                           635           645             635            645
         Stock options                                       526           269             544            270
                                                       ---------     ---------       ---------     ----------
     Weighted average shares and dilutive
       potential shares outstanding                       17,925        15,873          18,028         15,874
                                                       =========     =========       =========     ==========

     The difference in earnings per share between the two classes of common stock results solely from the dividend premium paid to Class A over Class B Common Stock.

8.       EMPLOYEE STOCK OWNERSHIP PLAN

     On January 29,  1999,  Republic  formed an Employee  Stock  Ownership  Plan
     (ESOP) for the benefit of its employees. The ESOP borrowed $3.9 million from the Parent Company and directly and indirectly purchased 300,000 shares of Class A Common Stock from Republic's largest beneficial owner at a market value of $12.91 per share. The purchase price, determined by an independent pricing committee, was the average closing price for the thirty trading days immediately prior to the transaction. Shares in the ESOP will be allocated to eligible employees based on principal payments over the term of the loan, which is ten years. Participants become fully vested in allocated shares after five years of credited service and may receive their distributions in the form of cash or stock. During the first six months of 1999, 8,754 shares of stock were committed to be released, resulting in ESOP compensation expense of approximately $100,000. For the quarter ended June 30, 1999, 5,284 shares were committed to be released resulting in ESOP compensation expense of approximately $59,000 for the quarter. On June 30, 1999, none of the 300,000 shares in the plan had been allocated. The fair value of the unallocated shares was $3.5 million.

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


                                                                    Three Months Ended June 30, 1999
                                                                                Mortgage      Consolidated
                                                                Banking          Banking         Totals
     (in thousands)

     Net interest income                                     $     11,518    $         85     $     11,603
     Provision for loan loss                                          419                              419
     Net gain on sale of loans                                                        658              658
     Other revenues                                                 1,681                            1,681
     Income tax expense                                             1,390              53            1,443
     Segment profit                                                 2,664             104            2,768
     Segment assets                                             1,223,112          12,526        1,235,638



                                                                    Three Months Ended June 30, 1998
                                                                                Mortgage      Consolidated
                                                                Banking          Banking         Totals
     (in thousands)

     Net interest income                                     $     10,247    $         70     $     10,317
     Provision for loan loss                                          741                              741
     Net gain on sale of loans                                                      1,143            1,143
     Other revenues                                                 1,930                            1,930
     Income tax expense                                             1,210             242            1,452
     Segment profit                                                 2,172             430            2,602
     Segment assets                                             1,149,363          12,360        1,161,723


                                                                     Six Months Ended June 30, 1999
                                                                                Mortgage      Consolidated
                                                                Banking          Banking         Totals
     (in thousands)
     Net interest income                                     $     23,566    $        180     $     23,746
     Provision for loan loss                                        1,273                            1,273
     Net gain on sale of loans                                                      2,055            2,055
     Other revenues                                                 3,952                            3,952
     Income tax expense                                             2,824             323            3,147
     Segment profit                                                 5,504             628            6,132
     Segment assets                                             1,223,112          12,526        1,235,638


                                                                     Six Months Ended June 30, 1998
                                                                                Mortgage      Consolidated
                                                                Banking          Banking         Totals
     (in thousands)
     Net interest income                                     $     20,538    $        149     $     20,687
     Provision for loan loss                                        1,384                            1,384
     Net gain on sale of loans                                                      2,152            2,152
     Other revenues                                                 7,833                            7,833
     Income tax expense                                             4,056             437            4,493
     Segment profit                                                 7,350             776            8,126
     Segment assets                                             1,149,363          12,360        1,161,723

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

OVERVIEW

Net income for the quarter ended June 30, 1999 was $2.8 million up from $2.6 million for the same period in 1998. The increase in earnings during the second quarter of 1999 reflects consistent financial performance in many areas of the Bank. During the second quarter Republic earnings benefited from increased interest income, reduced cost of funds, as well as reduced provision for loan losses.

Net income for the six months ended June 30, 1999 was $6.1 million compared to net income of $5.5 million for the same period in 1998, excluding the one-time deposit sales. Despite the issuance of an additional 2 million shares as part of Republic's public offering in July 1998, diluted earnings per share was $0.35 for the six months ended June 30, 1999, compared to $0.36 for the same period in 1998, excluding the one-time gain on sale of deposits.

The  following  table  summarizes  selected  financial   information   regarding
Republic's financial performance.


Table 1
                                                         Excluding One-Time                 Including One-Time
                                                            Deposit Sales                      Deposit Sales
                                                      Six Months Ended June 30,          Six Months Ended June 30,
(in thousands, except per share data)                   1999             1998              1999               1998

Gross Operating Profit                             $    9,279         $  8,503        $    9,279         $   12,619
Net Income                                              6,132            5,492             6,132              8,126

Basic Class A Common Earnings Per Share                   .36              .37               .36               .54
Diluted Class A Common Earnings Per Share                 .35              .36               .35               .52



Republic's total assets at June 30, 1999 grew to approximately $1.24 billion compared to $1.21 billion at December 31, 1998. Net loans increased $74 million from December 31, 1998 to $944 million at June 30, 1999. The residential real estate portfolio grew $58 million while the commercial real estate portfolio increased $23 million. This growth was attributable to continued loan demand in Republic's markets and the further development of Republic's commercial and business banking services. While loan growth remained strong, the bank's level of delinquent loans declined favorably to 1.65% at June 30, 1999, compared to 2.29% at December 31, 1998.

Funding for the growth in the loan portfolio was derived from retail deposits and Federal Home Loan Bank advances. Retail deposits increased to $780 million as of June 30, 1999 compared to $747 million at year-end 1998. The growth in retail deposits was primarily in lower cost deposits such as demand and money market accounts. FHLB advances increased from $190 million at December 31, 1998 to $240 million at June 30, 1999.

Republic is on schedule to open a loan production office in Clarksville, Indiana, during the third quarter of 1999, the bank's first presence in the Indiana community banking market. The company is also on schedule to add two new full service banking centers in Prospect and Fern Creek in Louisville during the third quarter of this year, bringing the total number of banking centers in Kentucky's largest city to eleven. In order to further enhance growth, management will continue to seek and remain receptive to new strategic acquisition opportunities that will increase the bank's product offering capabilities in its primary markets and elsewhere.

While Republic is expanding its locations, the bank also continues to expand its product lines. On June 1, 1999, Republic successfully launched its Internet bank and began offering products through the Internet at republicbank.com. The Internet bank provides a full range of services to existing customers, while expanding the Bank's potential client base by offering deposit and loan products to customers outside its traditional service area. While in operation for a limited time, management is encouraged by the preliminary results, which have included new deposits totaling $4 million dollars with clients from 18 states as of June 30, 1999. The bank also began offering, for the first time, a full range of investment and trust services to its clients during the second quarter of 1999. Management is encouraged by the positive response to this exciting new product initiative.

DISPOSITION OF ASSETS

During 1997, Republic elected to focus its resources on its North Central and Central Kentucky markets. Consistent with this focus, Republic sold its banking centers in the Western Kentucky cities of Murray, Benton, Paducah, and Mayfield. The Murray, Benton and Paducah sales were closed in the second half of 1997. During the first quarter of 1998, Republic completed the sale of deposits and fixed assets at the Mayfield banking center. Republic realized a pre-tax gain of approximately $4.1 million from the Mayfield banking center sale. This sale was comprised of approximately $66 million in deposits and certain other fixed assets. Republic retained substantially all of its Western Kentucky banking center loan portfolios in those transactions. The Mayfield transaction represented the final Western Kentucky banking center sale.

REFUNDS NOW

During November 1998, a wholly owned subsidiary of the Bank acquired Refunds Now, Inc. Republic exchanged 230,000 shares of Class B Common Stock for the stock of Refunds Now, Inc. in a business combination accounted for as a pooling of interest. Refunds Now is a rapid refund tax processing service for taxpayers receiving both federal and state tax refunds through a nationwide network of tax preparers. Refund anticipation loans ("RALs") are made to taxpayers filing income tax returns electronically. The RALs are repaid by the taxpayer when the taxpayer's refunds are electronically received by the Bank from governmental taxing authorities. Refunds Now also provides electronic refund checks ("ERCs") to taxpayers. After receiving refunds electronically from governmental taxing authorities, checks are issued to taxpayers for the amount of their refund, less fees. During the six months ended June 30, 1999, Refunds Now generated $943,000 in electronic tax refund loan fees and $1.1 million in electronic tax refund check fees. Substantially all of the income realized by the Bank from the activities of Refunds Now is recognized during the first quarter of the year.

RESULTS OF OPERATIONS

Net Interest Income. For the second quarter 1999, net interest income was $11.6 million, up $1.3 million over the $10.3 million attained during second quarter 1998. Overall, the net interest rate spread increased from 3.14% during second quarter of 1998 to 3.35% in the comparable quarter of 1999. The Bank's net interest margin increased from 3.76% in second quarter 1998 to 3.97% in second quarter 1999. The increase in the net interest spread and margin occurred because the yield on interest earning assets decreased 39 basis points while the rate paid on liabilities decreased 60 basis points.. During the second quarter 1999, average interest-earning assets were $1.17 billion, an increase of $70 million over second quarter 1998. Total average interest bearing liabilities increased from $969 million in the second quarter of 1998 to $1.01 billion in the second quarter of 1999.

Net interest income for the six months ended June 30, 1999 was $23.7 million up from $20.7 million attained in the same period during 1998. Republic's net interest spread and margin increased 21 basis points and 25 basis points respectively for the six months ended June 30, 1999 over the comparable period in 1998. Net interest margin increased more than net interest spread because the amount of interest-earning assets supported by non-interest bearing deposits, other liabilities, and equity increased to 17.5% from 15.2% in 1998. Also supporting Republic's increased net interest spread was $657,000 in additional loan fees provided by Refunds Now and mortgage banking activities during the six months ended June 30, 1999 over the comparable period in 1998

Tables 2 and 3 provide detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the three and six months ended June 30, 1999 and 1998.

Table 2 - Average Balance Sheet Rates for Second Quarter, 1999 and 1998 (dollars in thousands)
--------------------------------------------------------------------------------


                                             Three Months Ended June 30, 1999    Three Months Ended June 30, 1998
                                             --------------------------------    --------------------------------
                                               Average               Average       Average               Average
ASSETS                                         Balance    Interest    Rate         Balance    Interest    Rate
                                               -------    --------    ----         -------    --------    ----
Earning Assets:

U.S. Treasury and U.S. Government
  Agency Securities                         $   132,022    $ 1,782    5.40%     $   176,055    $ 2,589    5.88%

State and Political Subdivision Securities        3,936         87    8.84%           4,215         84    7.97%

Other Investments                                33,430        531    6.35%          10,891        196    7.24%

Mortgage-Backed Securities                       62,261        932    5.99%          37,870        594    6.27%

Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                        274          4    5.84%          34,026        469    5.51%

Total Loans and Fees                            937,191     20,050    8.56%         835,330     19,097    9.14%
                                                -------     ------                  -------     ------
Total Earning Assets                          1,169,114     23,386    8.00%       1,098,387     23,029    8.39%
                                              ---------     ------                ---------     ------

Less: Allowance for Loan Losses                  (7,962)                             (8,234)

Non-Earning Assets:

Cash and Due From Banks                          19,977                              17,882

Bank Premises and Equipment, Net                 17,201                              13,510

Other Assets                                     13,548                              15,167
                                                 ------                              ------
Total Assets                                $ 1,211,878                         $ 1,136,712
                                            ===========                         ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts                        $   119,124    $   803    2.70%     $   103,058    $   839    3.26%

Money Market Accounts                           133,760      1,468    4.39%          99,408      1,177    4.74%

Individual Retirement Accounts                   25,691        340    5.29%          22,688        341    6.01%

Certificates of Deposit and Other
  Time Deposits                                 411,692      5,354    5.20%         441,165      6,464    5.86%

Repurchase Agreements and Other
  Borrowings                                    322,731      3,818    4.73%         302,644      3,891    5.14%
                                                -------      -----                  -------      -----
Total Interest Bearing Liabilities            1,012,998     11,783    4.65%         968,963     12,712    5.25%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits                    84,505                              80,037

Other Liabilities                                11,958                              13,467

Stockholders' Equity                            102,417                              74,245
                                                -------                              ------
Total Liabilities and Stockholders'
  Equity                                    $ 1,211,878                         $ 1,136,712
                                            ===========                         ===========

Net Interest Income                                        $11,603                             $10,317
                                                           =======                             =======
Net Interest Spread                                                  3.35%                                3.14%
                                                                     ====                                 ====
Net Interest Margin                                                  3.97%                                3.76%
                                                                     ====                                 ====
--------------------------------------------------------------------------------
For the purposes of these  calculations,  non-accruing loans are included in the quarterly average loan amounts outstanding.

Table 3 - Average Balance Sheet Rates for Six Months, 1999 and 1998 (dollars in thousands)
--------------------------------------------------------------------------------


                                               Six months ended June 30, 1999  Six months ended June 30, 1998
                                               ------------------------------  ------------------------------
                                               Average               Average       Average               Average
ASSETS                                         Balance     Interest   Rate         Balance    Interest    Rate
                                               -------     --------   ----         -------    --------    ----
Earning Assets:

U.S. Treasury and U.S. Government
  Agency Securities                         $   135,229    $ 3,673    5.43%     $   166,680    $ 4,897    5.88%

State and Political Subdivision Securities        3,963       175     8.83%           4,239        176    8.30%

Other Investments                                32,227     1,022     6.34%          10,531        384    7.31%

Mortgage-Backed Securities                       59,526     1,774     5.96%          42,297      1,314    6.21%

Federal Funds Sold                                1,567        36     4.59%          29,430        823    5.59%

Total Loans and Fees                            929,747    40,561     8.73%         824,850     38,220    9.27%
                                                -------    ------                   -------     ------
Total Earning Assets                          1,162,259    47,241     8.13%       1,078,027     45,814    8.50%

Less: Allowance for Loan Losses                  (7,945)                             (8,227)

Non-Earning Assets:

Cash and Due From Banks                          19,465                              19,531

Bank Premises and Equipment, Net                 16,823                              13,155

Other Assets                                     13,207                              13,795
                                                 ------                              ------
Total Assets                                $ 1,203,809                         $ 1,116,281
                                            ===========                         ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts                        $   115,885    $ 1,561    2.69%     $    98,705    $ 1,601    3.24%

Money Market Accounts                           127,909      2,810    4.39%          89,426      2,163    4.84%

Individual Retirement Accounts                   24,827        662    5.33%          22,713        680    5.99%

Certificates of Deposit and Other
  Time Deposits                                 415,528     10,995    5.29%         439,753     12,909    5.87%

Repurchase Agreements and Other
  Borrowings                                    316,224      7,467    4.72%         301,725      7,774    5.15%
                                                -------      -----                  -------      -----
Total Interest Bearing Liabilities            1,000,373     23,495    4.70%         952,322     25,127    5.28%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits                    88,627                              76,370

Other Liabilities                                11,713                              14,887

Stockholders' Equity                            103,096                              72,702
                                                -------                              ------
Total Liabilities and Stockholders'
  Equity                                    $ 1,203,809                         $ 1,116,281
                                            ===========                         ===========
Net Interest Income                                        $23,746                             $20,687
                                                          ========                             =======
Net Interest Spread                                                   3.43%                               3.22%
                                                                      ====                                ====
Net Interest Margin                                                   4.09%                               3.84%
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

Table 4 - Volume/Rate Variance Analysis (in thousands)
--------------------------------------------------------------------------------

                                       Three Months Ended June 30, 1999               Six months ended June 30, 1999
                                                  Compared to                                   Compared to
                                       Three Months Ended June 30, 1998               Six months ended June 30, 1998
                                       --------------------------------               ------------------------------
                                              Increase/(Decrease)                           Increase/(Decrease)
                                                    due to                                        due to
                                     Total Net                                    Total Net
                                      Change        Volume         Rate            Change        Volume         Rate
Interest Income (1):

U.S. Treasury and
Government Agency Securities         $  (807)       $ (648)      $ (159)          $(1,224)       $ (924)      $ (300)

State and Political
Subdivision Securities                     3            (6)           9                (1)          (11)          10

Other Investments                        335           406          (71)              638           791         (153)

Mortgage-Backed Securities               338           383          (45)              460           535          (75)

Federal Funds Sold                      (465)         (465)           -              (787)         (779)          (8)

Total Loans and Fees (2)                 953         2,329       (1,376)            2,341         4,860       (2,519)
                                         ---         -----        -----             -----         -----        -----
     Net Change in Interest Income       357         1,999       (1,642)            1,427         4,472       (3,045)
                                         ---         -----        -----             -----         -----        -----

Interest Expense:

Interest Bearing
Transaction Accounts                     (36)          131         (167)              (40)          279         (319)

Money Market Accounts                    291           407         (116)              647           931         (284)

Individual Retirement Accounts            (1)           45          (46)              (18)           63          (81)

Certificates of Deposit and
Other Time Deposits                   (1,110)         (432)        (678)           (1,914)         (711)      (1,203)

Repurchase Agreements and
Other Borrowings                         (73)          258         (331)             (307)          374         (681)
                                          --           ---          ---               ---           ---          ---
     Net Change in Interest Expense     (929)          409       (1,338)           (1,632)          936       (2,568)
                                         ---           ---        -----             -----           ---        -----
Increase in Net Interest Income      $ 1,286        $1,590       $ (304)          $ 3,059        $3,536       $ (477)
                                     =======        ======       ======           =======        ======       ======

--------------------------------------------------------------------------------
(1)  Interest  income for loans on  non-accrual  status  have been  included  in
Interest Income.
(2) The amount of fees in  interest on loans was  approximately  $1,422 and $765 for the periods ended June 30, 1999 and 1998, respectively.

Non-Interest Income. Non-interest income was $2.3 million during second quarter 1999, down from $3.1 million during second quarter of 1998. The decrease was principally a result of a reduction in gains generated from sales of loans into the secondary market.

Revenue from mortgage banking activities declined during the three-month period ending June 30, 1999 as a result of reduced sales volume. The market's interest-rate environment heavily influences secondary market residential loan originations and, correspondingly, consumer-refinance activity. For the second quarter of 1999, market interest rates were above second quarter 1998 levels, which led to lower secondary market originations and sales volumes. As a result, gains from sale of loans decreased to $658,000 for the three month period ended June 30, 1999 compared to $1.1 million during the same period in 1998. Net gains as a percentage of loans sold were 1.41% and 1.45% for the three-month periods ending June 30, 1999 and 1998, respectively. Given the rise in interest rates, management believes that the secondary market sales volume, comprised of fixed rate products, will continue to decline from current levels. Management also believes that this reduction in secondary market gains on sale of loans will be partially offset by increased interest income from expected growth in the adjustable rate mortgage loan portfolio.

Non-interest income decreased from $10.0 million for the six months ended June 30,1998 to $6.0 million for the comparable period in 1999. The decrease was primarily due to the one-time gain of $4.1 million from the sale of Mayfield banking center deposits during 1998. Excluding that one-time gain on sale of deposits, non-interest income increased for the first six months of 1999. This increase was primarily due to Refunds Now ERC fees, which generated $1.1 million in fee income during 1999 compared to $400,000 recognized by the Bank during the comparable 1998 period.

Non-Interest Expense. Total non-interest expense was $9.3 million in second quarter 1999, compared to $8.6 million for second quarter 1998. Non-interest expense increased from $16.7 million for the six months ended June 30, 1998 to $19.2 million for the comparable period in 1999. The increases for both the three and six months ended June 30, 1999 were primarily attributable to costs associated with salaries, employee benefits and occupancy and equipment.

Salary and employee benefit expenses increased $700,000 for the second quarter 1999 over second quarter, 1998 and $2.2 million for the six months ended June 30, 1999 compared to June 30, 1998. Republic's overall staffing level increased to 488 full-time equivalent employees ("FTE's") at June 30, 1999, compared to 412 FTE's at June 30, 1998. The increases in salaries and employee benefits were attributable to several factors. Republic opened two new banking centers and expanded its Elizabethtown, Kentucky banking center, while also expanding its commercial lending, cash management and trust activities. Additional expense was also recognized as a result of the formation of an Employee Stock Ownership Plan ("ESOP").

Occupancy and equipment expense increased to $1.9 million in second quarter 1999, compared to $1.8 million for second quarter 1998. For the six months ended June 30, 1999 occupancy and equipment expense increased 6% over the comparable period in 1998. The increase is largely attributable to the costs associated with the opening of two additional banking centers and the expansion and relocation of the Elizabethtown, Kentucky banking center. These expenses may continue to increase in the near term as the Bank intends to open a minimum of two additional locations in its existing markets as well as the new loan production office in Southern Indiana. It is also anticipated that additional expenses will be incurred for technology enhancements for deposit, lending and customer support systems, including Internet banking. (See also "YEAR 2000" discussion)

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

Securities available for sale. Securities available-for-sale consists primarily of mortgage-backed securities, U.S. Treasury and U.S. Government Agencies and Corporate bonds with a weighted average maturity of 3.4 years. Securities available for sale increased from $187 million at December 31, 1998 to $200 million at June 30, 1999. Republic elected to invest funds from maturing securities previously held to maturity into securities available for sale in order to provide for more flexibility in administering the investment portfolio under changing market conditions.

Securities to be held to maturity . Securities to-be-held-to-maturity decreased from $30 million at December 31, 1998 to $12 million at June 30, 1999. The decrease was due to management's decision to reinvest maturing securities into securities available for sale. Securities to-be-held-to-maturity consists primarily of U.S. Treasury and U.S government Agencies with a weighted average maturity of .3 years.

Loans. Net loans increased $74 million to $944 million at June 30, 1999 compared to $870 million at December 31, 1998. The increase in loans was primarily in the secured real estate lending portfolio. The rise in residential real estate loan volume was a result of continued consumer demand for Republic's portfolio products. Republic also had healthy growth in its commercial real estate lending portfolio as a result of the Bank's continued emphasis on the active pursuit of lending opportunities within the Bank's markets. The rise in the real estate construction portfolio was due to steady demand for new single family housing.

By design, Republic's consumer loans decreased from $57 million at December 31, 1998 to $47 million at June 30, 1999. The consumer loan portfolio consists of both secured and unsecured loans. Republic's consumer portfolio also includes the "All Purpose" and "Pre Approved" unsecured loan products. Republic is currently not originating these unsecured products and has elected to allow the remaining portfolios to paydown. These portfolios had $20 million outstanding at December 31, 1998 compared to $13 million at June 30, 1999.

Republic's home equity portfolio decreased from $107 million at December 31, 1998 to $97 million at June 30, 1999. Following strong growth in this product during 1998, Republic experienced decreased credit utilization by existing customers and increased product competition from other area banks for the consumer home equity loan business.

Allowance and Provision for Loan Losses. The provision for loan losses was $419,000 in the second quarter, 1999, compared to $741,000 in the second quarter of 1998. Overall net charge-offs decreased 43% during the second quarter of 1999 compared to the same period in 1998. The reduction in charge-offs was primarily due to the continued moderation of charge-offs in the unsecured consumer loan portfolio.

The provision for loan losses was $1.3 million for the six months ended June 30, 1999, compared to $1.4 million for the six months ended June 30, 1998.
Charge-offs of $200,000 related to tax refund loans are included in the total charge-offs for the six months ended June 30, 1999. No charge-offs for these loans were attributed to the Bank during the second quarter of 1999. Republic expects charge-offs for tax refund loans originated in 1999 to be minimal during the remainder of the year. Excluding charge-offs related to tax refund loans, net charge-offs decreased by more than 26% during year-to-date 1999 compared to the same period in 1998.

The allowance for loan losses increased slightly from $7.9 million at December 31, 1998 to $8.0 million at June 30, 1999. Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 1999. Management has considered the effect of increased commercial lending on the allowance, and that effect has been largely offset by the Bank's decreased exposure in its unsecured consumer portfolio.

Table 5 below depicts the allowance activity by loan type for the three and six months ended June 30, 1999 and 1998.

Table 5 - Summary of Loan Loss Experience


                                                      Three Months Ended                    Six months ended
                                                           June 30,                             June 30,
                                                    -----------------------            -----------------------
                                                       1999          1998                 1999          1998
(in thousands)

Allowance for loan losses:
     Balance-beginning of period                    $  7,962      $   8,234            $  7,862        $ 8,176

Charge-offs:
     Real Estate                                        (135)           (59)               (315)           (78)
     Commercial                                          (21)                               (28)
     Consumer                                           (451)          (820)               (958)        (1,503)
     Tax Refund Loans                                                                      (200)
                                                    --------      ---------            --------        -------
       Total                                            (607)          (879)             (1,501)        (1,581)
                                                    --------      ---------            --------        -------

Recoveries:
     Real Estate                                           3              2                   9              5
     Commercial                                                                                              4
     Consumer                                            185            136                 319            246
                                                    --------      ---------            --------        -------
       Total                                             188            138                 328            255
                                                    --------      ---------            --------        -------

Net charge-offs                                         (419)          (741)             (1,173)        (1,326)

Provision for loan losses                                419            741               1,273          1,384
                                                    --------      ---------            --------        -------
Allowance for loan losses:
     Balance-end of period                          $  7,962      $   8,234            $  7,962        $ 8,234
                                                    ========      =========            ========        =======


Deposits. Total deposits were $780 million at June 30, 1999 compared to $747 million at December 31, 1998. The increase in deposits was primarily in Republic's lower cost transaction accounts. Non-interest bearing deposits have increased by more than 10% since December 31, 1998. Republic's growth in deposits was the result of management's ongoing emphasis on its commercial cash management program and retail deposit gathering. Republic plans to continue its deposit gathering initiatives by utilizing commissioned deposit originators and offering competitive products in its existing markets, including its Internet bank.

Securities sold under agreements to repurchase and other short-term borrowings. Securities sold under agreements to repurchase and other short-term borrowings decreased from $149 million at December 31, 1998 to $98 million at June 30, 1999. The decrease was primarily due to anticipated withdrawals of public fund deposits.

Other borrowed funds. Other borrowed funds, which consist of FHLB advances, increased from $190 million at December 31, 1998 to $240 million at June 30, 1999. The increase was primarily due to additional borrowings to fund loan growth. Additional investment securities were also purchased to collateralize deposits due to the bank's growth in commercial deposits.

Stockholders' equity. Total stockholders' equity decreased from $104 million at December 31, 1998 to $101 million at June 30, 1999. The decrease is primarily due to declines in the fair value of investment securities available for sale and the formation of Republic's ESOP during January 1999. Under the terms of the plan, the ESOP purchased 300,000 shares of Class A Common Stock that will be allocated to Republic's employees over a ten-year period. (See discussion of ESOP on page 15)

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due or are deemed uncollectible. At June 30, 1999, Republic had $153,000 in consumer loans 90 days or more past due compared to $256,000 at December 31, 1998.

The Bank's level of delinquent loans declined favorably to 1.65% at June 30, 1999, compared to 2.29% at December 31, 1998. Republic also had positive declines in both its non-performing asset and loan categories. Table 6 provides information related to non-performing assets and loans 90 days or more past due.

Table 6 - Non-Performing Loans

                                                                              June 30,             December 31,
(dollars in thousands)                                                          1999                   1998

Loans on non-accrual status (1)(2)                                         $   2,498               $   3,258
Loans past due 90 days or more                                                 1,862                   1,731
                                                                           ---------               ---------

Total non-performing loans                                                     4,360                   4,989

Other real estate owned                                                          723                     540
                                                                           ---------               ---------
Total non-performing assets                                                $   5,083               $   5,529
                                                                           =========               =========

Percentage of non-performing loans to total loans                               .46%                    .57%

Percentage of non-performing assets to total loans                              .53%                    .63%


(1) The table is exclusive of impaired loans which remained on accrual status.
(2) Interest income that would have been earned and received on non-accrual loans was not material.

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount may not be collected. Impaired loans consist of one commercial real estate loan that decreased slightly from $1.1 million at December 31, 1998 to $1.0 million at June 30, 1999.

LIQUIDITY

Republic maintains sufficient liquidity in order to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand. Funding and cash flows can also be realized from the available for sale portion of the securities portfolio and paydowns from the loan portfolio. Republic's banking centers also provide access to their retail deposit markets. Approximately $45 million of repurchase agreements and money markets are attributable to three customer relationships at June 30, 1999. These funds are short-term in nature and subject to immediate withdrawal by these entities. Should these funds be removed, Republic has the ability to replenish these funds through various funding sources noted below. Republic has established lines of credit with other financial institutions, the FHLB and brokerage firms. While Republic utilizes numerous funding sources in order to meet liquidity requirements, FHLB borrowings remain a material component of management's balance sheet strategy.

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

CAPITAL

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic's average capital to average assets ratio was 8.56% at June 30, 1999 compared to 7.58% at December 31, 1998. Republic continues to exceed the regulatory requirements for Tier I, Tier I Leverage and total risk-based capital. The Bank expects to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC. Table 7 below indicates the capital ratios at June 30, 1999.

Table 7 - Capital Ratios
                                                                                                        Minimum
                                                                                                      Requirement
                                                                                    Minimum           To Be Well
                                                                                  Requirement         Capitalized
                                                                                  For Capital         Under Prompt
                                                                                    Adequacy           Corrective
                                                              Actual                Purposes       Action Provisions
                                                         Amount     Ratio      Amount     Ratio     Amount     Ratio
                                                                           (dollars in thousands)
     Total Risk Based Capital (to Risk Weighted Assets)
         Consolidated                                  $ 117,784     14.99%   $ 62,847      8%    $ 78,559      10%
         Bank only                                     $ 113,152     14.40%   $ 62,845      8%    $ 78,556      10%

     Tier I Capital (to Risk Weighted Assets)
         Consolidated                                  $ 109,822     13.98%   $ 31,424      4%    $ 47,136      6%
         Bank only                                     $ 105,190     13.39%   $ 31,422      4%    $ 47,134      6%

     Tier I Leverage Capital (to Average Assets)
         Consolidated                                  $109,822       9.06%   $ 48,152      4%    $ 60,190      5%
         Bank only                                     $ 105,190      8.68%   $ 48,152      4%    $ 60,190      5%


Kentucky banking regulations limit the amount of dividends that may be paid to Republic by the Bank without prior approval of the Bank's regulatory agency. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the Bank's current year's net income, as defined in the regulations, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At June 30, 1999, the Bank had $18 million of retained earnings that could be utilized for payment of dividends if authorized by the Board of Directors.

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

Republic's interest sensitivity profile changed slightly from December 31, 1998 to June 30, 1999. Given a sustained 200 basis point downward shock to the yield curve used in the simulation model, Republic's base net interest income would decrease by an estimated 8.9% at June 30, 1999 compared to a decrease of 16.2% at December 31, 1998. Given a 200 basis point increase in the yield curve Republic's base net interest income would increase by an estimated 3.6% at June 30, 1999 compared to 11.0% at December 31, 1998.

The interest sensitivity profile of Republic at any point in time will be effected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. The table below is representative only and is not a precise measurement of the effect of changing interest rates on Republic's interest income in the future.

Table 8 - Interest Rate Sensitivity


                                                                          June 30, 1999

                                                  Decrease in Rates                         Increase in Rates
                                                  200            100                         100           200
                                             Basis Points  Basis Points       Base      Basis Points   Basis Points
                                                                     (dollars in thousands)
Projected interest income
Loans                                       $    70,442     $   75,620    $   80,742  $    85,200      $  89,344
Investments                                      12,336         12,767        13,231       13,602         13,964
Short-term investments                              188            271           362          450            534
                                            -----------     ----------    ----------  -----------      ---------
Total interest income                       $    82,966     $   88,658    $   94,335  $    99,252      $ 103,842

Projected interest expense
Deposits                                    $    27,955     $   29,614    $   31,291  $    33,030      $  34,992
Other borrowings                                 13,247         15,222        17,196       19,298         21,335
                                            -----------     ----------    ----------  -----------      ---------
Total interest expense                           41,202         44,836        48,487       52,328         56,327

Net interest income                         $    41,764     $   43,822    $   45,848  $    46,924      $  47,515
Change from base                            $    (4,084)    $   (2,026)               $     1,076      $   1,667
% Change from base                                (8.91)%        (4.42)%                     2.35%          3.64%


                                                                        December 31, 1998

                                                  Decrease in Rates                         Increase in Rates
                                                  200            100                         100           200
                                             Basis Points  Basis Points       Base      Basis Points   Basis Points
                                                                     (dollars in thousands)
Projected interest income
Loans                                       $    63,043     $   68,835    $   75,394  $    81,537      $  86,959
Investments                                      11,111         12,011        13,060       13,583         14,102
Short-term investments                              240            354           493          635            773
                                            -----------     ----------    ----------  -----------      ---------
Total interest income                       $    74,394     $   81,200    $   88,947  $    95,755      $ 101,834

Projected interest expense
Deposits                                    $    27,287     $   29,197    $   31,126  $    33,111      $  35,446
Other borrowings                                 12,368         14,366        16,364       18,361         20,359
                                            -----------     ----------    ----------  -----------      ---------
Total interest expense                           39,655         43,563        47,490       51,472         55,805

Net interest income                         $    34,739     $   37,637    $   41,457  $    44,283      $  46,029
Change from base                            $    (6,718)    $   (3,820)               $     2,826      $   4,572
% Change from base                               (16.20)%        (9.21)%                     6.82%         11.03%


YEAR 2000

Management has assessed the operational and financial implications of its year 2000 needs and developed a plan to ensure that data processing systems can properly handle the century change. Management has determined that if a business interruption as a result of the year 2000 issue occurred, that such an interruption could be material to the Bank's overall financial performance. The primary task required to prevent a potential business interruption was the installation of the most current software releases for major mainframe applications developed by Republic's third party software application providers. Mainframe software upgrades and modifications for major applications have been installed and placed into production. Year 2000 Script Testing has been conducted for mission-critical internal core processing systems for each of the thirteen test dates identified by the FFIEC. The Bank's personal computer network continues to be reviewed and upgraded. Minor software upgrades and modifications have also been required for certain other data processing applications.

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

Year 2000 remediation has resulted in some delay in other data processing projects, none of which are deemed material to the Bank's financial performance. Management believes its current state of year 2000 readiness is satisfactory and in accordance with general industry and regulatory standards and recommendations. Management has contacted its major suppliers and customers and inquired about the status of their year 2000 readiness, with no material problems being noted. At this time, the Bank believes that its software providers have been able to adequately address the Bank's needs for year 2000 software functionality. However, Republic must also rely on the year 2000 readiness of additional third parties, not only its hardware and software providers, but other third parties such as public utilities and governmental units that provide important ongoing services to the Bank. Management has therefore developed a bank-wide contingency plan in the event of unforeseen circumstances in accordance with regulatory agency recommendations.

In carrying out its overall year 2000 plan, Republic will incur certain operational expenses and may replace some existing software that has not been fully amortized. Most of the expenditures associated with software application upgrades represent capitalizable costs that would have been incurred in the normal course of business. The operating expenses are being expensed as incurred, and the unamortized cost of software replaced, if any, will be charged off when the applicable software is removed from service. Republic has incurred costs of approximately $700,000 attributable to year 2000 remediation and anticipates total costs and charges to be in an approximate range of $1.2 to $1.6 million. The majority of the remaining costs to be incurred are related to the year 2000 employee retention program that are anticipated to be paid in 2001. Actual expenses could vary from management's estimates if unforeseen circumstances were to arise.

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

PART II - OTHER INFORMATION

Item 2.    Changes in securities

During the second quarter of 1999, Republic issued 55,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.


Item 6.    Exhibits and Reports on Form 8-K

     The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 34.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Republic Bancorp, Inc.
                                  (Registrant)


                                            Principal Executive Officer:

Date: August 13, 1999                       /s/ Steven E. Trager
     -------------------------              ----------------------------
                                            Steven E. Trager
                                            Chief Executive Officer


                                            Principal Financial Officer:

Date: August 13, 1999                       /s/ Mark A. Vogt
     --------------------------             ----------------------------
                                            Mark A. Vogt
                                            Chief Financial Officer

EXHIBIT INDEX


                                                     Incorporated
Exhibit  Description                               By Reference To

10.17    Lease  between  Republic Bank &  Trust    Filed as Exhibit 10.17 on page
         Company and  Jaytee  Properties, dated    35  of  this Form 10-Q for the
         February 1, 1999, as amended, relating    period ended June 30, 1999
         to  661  South   Hurstbourne  Parkway,
         Louisville

10.18    Lease  between  Republic  Bank & Trust    Filed as Exhibit 10.18 on page
         Company and  Jaytee  Properties, dated    36  of  this Form 10-Q for the
         August  1,  1999,   relating  to  9600    period ended June 30, 1999
         Brownsboro Road, Louisville

10.19    Lease  between  Republic  Bank & Trust    Filed as Exhibit 10.19 on page
         Company and  Jaytee  Properties, dated    56  of  this Form 10-Q for the
         May 1, 1999,  relating  to 610 Eastern    period ended June 30, 1999
         Boulevard, Clarksville, Indiana

11       Statement  Regarding   Computation  of    Filed  as  Exhibit  11 on page
         Per Share  Earnings                       73  of  this Form 10-Q for the
                                                   period ended June 30, 1999

27       Financial Data Schedule                   Filed  as  Exhibit  27 on page
                                                   74  of  this Form 10-Q for the
                                                   period endedJune 30, 1999
