Form 10-Q
period 1999-09-30
REPUBLIC BANCORP INC /KY/
filed 1999-11-15
CIK 921557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

             X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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

                                  X Yes    No

The number of shares outstanding of the issuer's class of common stock as of the latest practicable date: 14,518,581 shares of Class A Common Stock and 2,143,957 shares of Class B Common Stock as of November 5, 1999.

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

PART I

ITEM 1

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

                                                                                  September 30,     December 31,
                                                                                      1999              1998
ASSETS:
Cash and due from banks                                                          $     20,929      $      37,446
Federal funds sold                                                                                         2,500
Securities available for sale                                                         185,505            186,936
Securities to be held to maturity                                                      33,066             29,985
Mortgage loans held for sale                                                           10,370             38,167
Loans, less allowance for loan losses of
     $7,862 (1999) and $7,862 (1998)                                                  990,060            870,031
Federal Home Loan Bank stock                                                           14,784             14,036
Accrued interest receivable                                                             8,752              8,825
Premises and equipment, net                                                            18,252             15,870
Other assets                                                                            4,769              3,888
                                                                                 ------------      -------------
TOTAL                                                                            $  1,286,487      $   1,207,684
                                                                                 ============      =============

LIABILITIES:
     Deposits:
         Non-interest bearing                                                    $     90,107      $      80,345
         Interest bearing                                                             719,821            666,802
     Securities sold under agreements to repurchase and
         other short-term borrowings                                                  129,977            148,659
     Other borrowed funds                                                             224,998            190,222
     Accrued interest payable                                                           3,862              3,769
     Guaranteed preferred beneficial interests in
       Company's subordinated debentures                                                6,352              6,402
     Other liabilities                                                                  8,768              7,643
                                                                                 ------------      -------------
         Total liabilities                                                          1,183,885          1,103,842
                                                                                 ------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A and Class B Common stock, no par value                                     4,102              4,149
     Additional paid-in capital                                                        33,630             34,014
     Retained earnings                                                                 71,369             65,469
     Unearned Employee Stock Ownership Plan shares                                     (3,691)
     Net unrealized appreciation (depreciation) on securities
        Available for sale, net of tax                                                 (2,808)               210
                                                                                 ------------      -------------
         Total stockholders' equity                                                   102,602            103,842
                                                                                 ------------      -------------
TOTAL                                                                            $  1,286,487      $   1,207,684
                                                                                 ============      =============

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (in thousands, except per share data)

                                                              Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
INTEREST INCOME:                                              1999            1998           1999          1998
     Loans, including fees                                 $   20,986      $  19,826     $   61,547      $  58,046
     Securities available for sale                              2,715          2,440          8,315          6,251
     Securities to be held to maturity:
         Taxable                                                  217            914            706          3,434
         Non-taxable                                               24             28             72             84
     FHLB dividends                                               250            214            757            598
     Other                                                                        95             36            918
                                                           ----------      ---------     ----------      ---------
         Total interest income                                 24,192         23,517         71,433         69,331
                                                           ----------      ---------     ----------      ---------

INTEREST EXPENSE:
     Deposits                                                   8,304          8,505         24,332         25,858
     Short-term borrowings                                      1,212          1,221          3,595          3,604
     Long-term debt                                             3,050          3,081          8,134          8,472
                                                           ----------      ---------     ---------       ---------
         Total interest expense                                12,566         12,807         36,061         37,934
                                                           ----------      ---------     ----------      ---------

NET INTEREST INCOME                                            11,626         10,710         35,372         31,397

PROVISION FOR LOAN LOSSES                                         204            303          1,477          1,687
                                                           ----------      ---------     ----------      ---------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                    11,422         10,407         33,895         29,710
                                                           ----------      ---------     ----------      ---------
NON-INTEREST INCOME:
     Service charges on deposit accounts                          914            810          2,675          2,413
     Electronic refund check fees                                 180                         1,238            379
     Other service charges and fees                               107             91            402            316
     Loan servicing income                                        110            140            348            455
     Net gain on sale of deposits                                                                            4,116
     Net gain on sale of loans                                    446          1,002          2,501          3,154
     Net gain on sale of securities                                              331            184            822
     Other                                                        241            154            657            858
                                                           ----------      ---------     ----------      ---------
         Total non-interest income                              1,998          2,528          8,005         12,513
                                                           ----------      ---------     ----------      ---------
NON-INTEREST EXPENSE:
     Salaries and employee benefits                             4,785          4,249         15,616         12,864
     Occupancy and equipment                                    1,847          1,852          5,763          5,555
     Communication and transportation                             432            401          1,302          1,235
     Marketing and development                                    308            296            999          1,008
     Supplies                                                     226            264            718            780
     Other                                                      1,347          1,464          3,748          3,753
                                                           ----------      ---------     ----------      ---------
         Total non-interest expense                             8,945          8,526         28,146         25,195
                                                           ----------      ---------     ----------      ---------

INCOME BEFORE INCOME TAXES                                      4,475          4,409         13,754         17,028

INCOME TAXES                                                    1,468          1,609          4,615          6,102
                                                           ----------      ---------     ----------      ---------
NET INCOME                                                 $    3,007      $   2,800     $    9,139      $  10,926
                                                           ==========      =========     ==========      =========

(Continued)

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME(CONTINUED) ( in thousands, except per share data)

                                                              Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,

                                                              1999            1998           1999          1998
OTHER COMPREHENSIVE INCOME (LOSS),
     NET OF TAX:
     Change in unrealized gain (loss) on securities        $     (363)     $   1,414     $   (2,897)     $ 1,714
     Reclassification of realized amount                                        (215)          (121)        (534)
                                                           ----------      ---------     ----------      -------
     Net unrealized gain (loss) recognized in
         comprehensive income                                    (363)         1,199         (3,018)       1,180
                                                           ----------      ---------     ----------      -------
COMPREHENSIVE INCOME                                       $    2,644      $   3,999     $    6,121      $12,106
                                                           ==========      =========     ==========      =======

EARNINGS PER SHARE
     Class A                                               $      .18      $     .17     $      .54      $   .71
     Class B                                               $      .18      $     .17     $      .54      $   .70

EARNINGS PER SHARE ASSUMING DILUTION
     Class A                                               $      .17      $     .16     $      .52      $   .68
     Class B                                               $      .17      $     .16     $      .52      $   .67


See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (in thousands, except for per share data)

                                                                                                        Net Unrealized
                                                                                                     UnearnedAppreciation/
                                                                                            Empl.Stock  (Depreciation)
                                                   Common Stock        Additional           Ownershipon   Securities      Total
                                           Class A    Class B            Paid-In   Retained     Plan      Available    Stockholders'
                                           Shares     Shares    Amount   Capital   Earnings    Shares     For Sale       Equity
BALANCE, January 1, 1999                    14,869     2,305   $ 4,149  $ 34,014   $ 65,469                $  210      $ 103,842

Conversion of Class B to Class A               151      (151)

Dividend Declared
  Common: Class A ($.0825 per share)                                                 (1,202)                              (1,202)
          Class B ($.0750 per share)                                                   (163)                                (163)

Repurchase of Class A Common                  (205)                (48)     (406)    (1,874)                              (2,328)

Conversion of Trust Preferred Securities
  To Class A Common                              5                   1        49                                              50

Purchase of 300,000 shares under the
  Employee Stock Ownership Plan               (300)                                            $(3,873)                   (3,873)

Commitment of 14,134 shares to be released
  under the Employee Stock Ownership Plan       14                           (27)                  182                       155

Net changes in unrealized appreciation/
  (depreciation) on securities available
  for sale                                                                                                 (3,018)        (3,018)

Net Income                                                                            9,139                                9,139
                                            ------    ------    ------   -------     ------    -------     ------        -------
BALANCE, September 30, 1999                 14,534     2,154   $ 4,102  $ 33,630    $71,369   $ (3,691)   $(2,808)      $102,602
                                            ======    ======    ======   =======    =======    =======     ======        =======

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (in thousands)

                                                                                      1999              1998
OPERATING ACTIVITIES:
     Net income                                                                   $     9,139      $    10,926
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization of premises and equipment                        2,755            2,493
         Amortization and accretion of securities                                         347              232
         FHLB stock dividends                                                            (748)            (598)
         Provision for loan losses                                                      1,477            1,687
         Net gain on sale of securities                                                  (184)            (822)
         Net gain on sale of loans                                                     (2,501)          (3,154)
         Net gain on sale of deposits                                                                   (4,116)
         Proceeds from sale of loans                                                  181,947          199,962
         Origination of mortgage loans held for sale                                 (151,649)        (202,824)
         Employee Stock Ownership Plan expense                                            155
         Changes in assets and liabilities:
           Accrued interest receivable                                                     73             (295)
           Other assets                                                                 2,760              (73)
           Accrued interest payable                                                        93           (1,687)
           Other liabilities                                                            1,147            2,165
                                                                                  -----------      -----------
                Net cash provided by operating activities                              44,811            3,896
                                                                                  -----------      -----------

INVESTING ACTIVITIES:
     Purchases of securities available for sale                                       (89,042)        (187,024)
     Purchases of securities to be held to maturity                                   (21,445)
     Purchases of Federal Home Loan Bank stock                                                          (5,098)
     Proceeds from maturities of securities to be held to maturity                     18,389           52,443
     Proceeds from maturities and paydowns of securities available for sale            65,652            2,718
     Proceeds from sales of securities available for sale                              20,060          109,445
     Net increase in loans                                                           (123,592)         (75,487)
     Purchases of premises and equipment                                               (5,146)          (5,286)
     Disposal of premises and equipment                                                     9              985
                                                                                  -----------      -----------
                Net cash used in investing activities                                (135,115)        (107,304)
                                                                                  -----------      -----------

FINANCING ACTIVITIES:
     Net increase in deposits                                                          62,781           67,682
     Sale of deposits                                                                                  (61,564)
     Net change in securities sold under agreement to
         repurchase and other short-term borrowings                                   (18,682)           5,922
     Payments on other borrowings                                                     (52,574)        (167,632)
Proceeds from other borrowings                                                         87,350          237,620
     Proceeds from issuance of common stock and stock options exercised                                 23,640
     Purchase of shares for Employee Stock Ownership Plan                              (3,873)
     Repurchase of Class A Common Stock                                                (2,328)
     Cash dividends paid                                                               (1,387)          (1,269)
                                                                                  -----------      -----------
                Net cash provided by financing activities                              71,287          104,399
                                                                                  -----------      -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                  (19,017)             991

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         39,946           24,546
                                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $    20,929      $    25,537
                                                                                  ===========      ===========

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (in thousands)

                                                                                       1999             1998
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:

         Interest                                                                 $    35,968      $    39,621
                                                                                  ===========      ===========

         Income taxes                                                             $     4,349      $     7,598
                                                                                  ===========      ===========

         Transfers from loans to real estate
              acquired in settlement of loans                                     $     2,086      $       803
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic's annual report on Form 10-K for the year ended December 31, 1998.

New Accounting Pronouncements - In September 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivative and whether it qualifies for hedge accounting, gains or losses resulting from changes in the values of those derivatives would either be recorded as a component of net income or as a change in stockholders' equity. Republic is required to adopt this new standard January 1, 2001. Management has not yet determined the impact of this standard.

Reclassifications - Certain amounts have been reclassified in the 1998 financial statements to conform with the current period classifications. The reclassifications have no effect on net income or stockholders' equity as previously reported.

2.  SECURITIES

Securities Available For Sale:
                                                                           September 30, 1999
                                                                             (in thousands)

                                                                         Gross          Gross
                                                       Amortized       Unrealized     Unrealized
                                                         Cost            Gains          Losses      Fair Value

U.S. Treasury Securities and U.S.
  Government Agencies                                $    99,111       $      11      $  (1,366)   $    97,756
Mortgage-backed securities                                71,367                         (2,087)        69,280
Corporate bonds                                           19,282                           (813)        18,469
                                                     -----------       ---------      ---------    -----------

Total securities available for sale                  $   189,760       $      11      $  (4,266)   $   185,505
                                                     ===========       =========      =========    ===========

Securities To Be Held To Maturity:

                                                                          September 30, 1999
                                                                             (in thousands)

                                                                         Gross          Gross
                                                       Amortized       Unrealized     Unrealized
                                                         Cost            Gains          Losses      Fair Value

U.S. Treasury Securities and U.S.
  Government Agencies                                $    25,331       $              $     (55)   $    25,276
Obligations of state and political
  subdivisions                                             3,905             115                         4,020
Mortgage-backed securities                                 3,830                            (30)         3,800
                                                     -----------       ---------      ---------    -----------

Total securities to be held to maturity              $    33,066       $     115      $     (85)   $    33,096
                                                     ===========       =========      =========    ===========

Securities having an amortized cost of $178 million and a fair value of $175 million at September 30, 1999, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

3.  LOANS

                                                              September 30, 1999       December 31, 1998
                                                              ------------------------------------------
                                                                             (in thousands)

Residential real estate                                         $   614,779               $   520,583
Commercial real estate                                              152,593                   118,293
Real estate construction                                             58,532                    47,396
Commercial                                                           29,276                    26,381
Consumer                                                             42,194                    56,728
Home equity                                                          99,521                   106,845
Other                                                                 2,314                     3,146
                                                                -----------               -----------

         Total loans                                                999,209                   879,372

Less:
     Unearned interest income and unamortized
        loan fees                                                    (1,287)                   (1,479)
     Allowance for loan losses                                       (7,862)                   (7,862)
                                                                -----------               -----------

Loans, net                                                      $   990,060               $   870,031
                                                                ===========               ===========

The following table sets forth the changes in the allowance for loan losses:

                                              Three months ended Sept. 30,          Nine months ended Sept. 30,
                                               1999                 1998               1999             1998
                                                                         (in thousands)

Balance, beginning of period                $   7,962            $   8,234          $   7,862        $   8,176
  Provision charged to income                     204                  303              1,477            1,687
  Charge-offs                                    (425)                (702)            (1,926)          (2,283)
  Recoveries                                      121                  127                449              382
                                            ---------            ---------          ---------        ---------

Balance, end of period                      $   7,862            $   7,962          $   7,862        $   7,962
                                            =========            =========          =========        =========

Information about Republic's investment in impaired loans is as follows:

                                                              September 30, 1999         December 31, 1998
                                                              --------------------------------------------
                                                                             (in thousands)

Gross impaired loans                                              $   1,081                  $   1,116
Less: Related allowance for loan losses                                 700                        100
                                                                  ---------                  ---------

Net impaired loans with related allowances                              381                      1,016
Impaired loans with no related allowances
                                                                  ---------                  ---------

Total                                                             $     381                  $   1,016
                                                                  =========                  =========

Average impaired loans outstanding                                $   1,081                  $   1,116
                                                                  =========                  =========

4.  DEPOSITS

                                                              September 30, 1999        December 31, 1998
                                                              -------------------------------------------
                                                                             (in thousands)

Demand (NOW, Super NOW and Money Market)                        $   199,164               $   179,804
Internet money market accounts                                       21,761
Savings                                                              11,840                    12,330
Money market certificates of deposit                                 45,825                    35,139
Individual retirement accounts                                       28,072                    23,353
Certificates of deposit, $100,000 and over                           83,808                    77,365
Other certificates of deposit                                       309,462                   309,938
Brokered deposits                                                    19,889                    28,873
                                                                -----------               -----------

Total interest bearing deposits                                     719,821                   666,802

Total non-interest bearing deposits                                  90,107                    80,345
                                                                -----------               -----------

     Total                                                      $   809,928               $   747,147
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

                                                              September 30, 1999            December 31, 1998
                                                              -----------------------------------------------
                                                                               (in thousands)

     Average outstanding balance                                $     115,632                $     115,280
     Average interest rate                                               4.14%                        4.21%
     Maximum outstanding at month end                           $     129,977                $     148,659
     End of period                                              $     129,977                $     148,659

6.  OTHER BORROWED FUNDS

                                                                             September 30,    December 31,
                                                                                 1999             1998
                                                                            ---------------------------------
                                                                                     (in thousands)

     Federal Home Loan Bank convertible fixed rate
         advances (1)                                                        $     50,000     $     50,000

     Federal Home Loan Bank overnight  advances, with
         weighted average interest rate of 5.33% at
         September 30, 1999                                                        47,350           31,800

     Federal Home Loan Bank variable interest rate advances,
         with weighted average interest rate of 5.50% at
         September 30, 1999, due through 2001                                      41,000           21,000

     Federal Home Loan Bank fixed interest rate advances,
         with weighted average interest rate of 5.57% at
         September 30, 1999, due through 2003                                      86,648           87,422
                                                                             ------------     ------------

         Total                                                               $    224,998     $    190,222
                                                                             ============     ============

--------------------------------------------------------------------------------
     (1) Republic has entered into convertible fixed rate advances ranging from 5 to 10 years with the Federal Home Loan Bank (FHLB) totaling $50 million. The advances are fixed from one to three years at rates varying from 4.26% to 5.11%. At the end of the fixed term, the FHLB has the right to convert the fixed rate advance on a quarterly basis to a variable rate advance tied to the three-month LIBOR index. The advances can be prepaid at any quarterly date without penalty, but may not be prepaid at any time during the fixed rate term. In October 1999, a $30 million convertible fixed rate advance was called by the Federal Home Loan Bank. This advance was replaced by a $30 million variable FHLB advance tied to the 1-month LIBOR with a current rate of 5.53%.

The Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans with an unpaid principal balance of greater than 150% of the outstanding advances. Republic has sufficient collateral to borrow approximately $95 million additional funds from the Federal Home Loan Bank. Republic also has unsecured lines of credit totaling $40 million and secured lines of $115 million available through various financial institutions.

Aggregate future principal payments on borrowed funds as of September 30, 1999 are as follows:

     Year
     (in thousands)

     1999                                                           $     48,615
     2000                                                                 26,099
     2001                                                                 40,284
     2002
     Thereafter                                                          110,000

        Total                                                       $    224,998
                                                                    ============

7.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations is as follows:

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                          1999           1998           1999           1998
                                                                           (in thousands)

     Earnings Per Share
        Net Income available to common shares
          outstanding                                  $   3,007       $   2,800      $   9,139    $   10,926
                                                       =========       =========      =========    ==========

     Weighted average shares outstanding                  16,708          16,480         16,801        15,472
                                                       =========       =========      =========    ==========


                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                          1999           1998           1999           1998
                                                                           (in thousands)

     Earnings Per Share Assuming Dilution
         Net Income                                    $   3,007       $   2,800      $   9,139    $   10,926
         Add:  Interest expense, net of tax benefit,
           on assumed conversion of guaranteed
           preferred beneficial interests in
           Republic's subordinated debentures                 86              88            258           263
                                                       ---------       ---------      ---------    ----------

         Net Income available to common
           Shareholder assuming conversion             $   3,093       $   2,888      $   9,397    $   11,189
                                                       =========       =========      =========    ==========

     Weighted average shares outstanding                  16,708          16,480         16,801        15,472
     Add dilutive effects of assumed
       conversion and exercise:
         Convertible guaranteed preferred
           beneficial interest in Republic's
           subordinated debentures                           635             645            635           645
         Stock options                                       471             626            522           444
                                                       ---------       ---------      ---------    ----------

     Weighted average shares and dilutive
       potential shares outstanding                       17,814          17,751         17,958        16,561
                                                       =========       =========      =========    ==========

     The difference in earnings per share between the two classes of common stock results solely from the dividend premium paid to Class A over Class B Common Stock.

8.       EMPLOYEE STOCK OWNERSHIP PLAN

     On January 29,  1999,  Republic  formed an Employee  Stock  Ownership  Plan
     (ESOP) for the benefit of its employees. The ESOP borrowed $3.9 million from the Parent Company and directly and indirectly purchased 300,000 shares of Class A Common Stock from Republic's largest beneficial owner at a market value of $12.91 per share. The purchase price, determined by an independent pricing committee, was the average closing price for the thirty trading days immediately prior to the transaction. Shares in the ESOP will be allocated to eligible employees based on principal payments over the term of the loan, which is ten years. Participants become fully vested in allocated shares after five years of credited service and may receive their distributions in the form of cash or stock. During the first nine months of 1999, 14,134 shares of stock were committed to be released, resulting in ESOP compensation expense of approximately $155,000. For the quarter ended September 30, 1999; 5,380 shares were committed to be released resulting in ESOP compensation expense of approximately $55,000 for the quarter. On September 30, 1999, none of the 300,000 shares in the plan had been allocated. The fair value of the unallocated shares was approximately $3.0 million.

     The cost of shares issued to the employee stock ownership plan but not yet committed to be released to participants is presented in the consolidated balance sheet as a reduction of shareholders equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between market price and the cost of shares committed to be released is recorded as an adjustment to paid in capital. Dividends on allocated plan shares are recorded as a reduction of retained earnings; dividends on unallocated plan shares are reflected as a reduction of debt and accrued interest.

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

                                                                   Three Months Ended September 30, 1999
                                                                                Mortgage      Consolidated
                                                                Banking          Banking         Totals
     (in thousands)

     Net interest income                                     $     11,548    $         78     $     11,626
     Provision for loan loss                                          204                              204
     Net gain on sale of loans                                                        446              446
     Other revenues                                                 1,471              81            1,552
     Income tax expense                                             1,454              14            1,468
     Segment profit                                                 2,982              25            3,007
     Segment assets                                             1,275,051          11,436        1,286,487

                                                                   Three Months Ended September 30, 1998
                                                                                Mortgage      Consolidated
                                                                Banking          Banking         Totals
     (in thousands)

     Net interest income                                     $     10,614    $         96     $     10,710
     Provision for loan loss                                          303                              303
     Net gain on sale of loans                                                      1,002            1,002
     Other revenues                                                 1,508              18            1,526
     Income tax expense                                             1,394             215            1,609
     Segment profit                                                 2,417             383            2,800
     Segment assets                                             1,151,177          16,640        1,167,817

                                                                   Nine Months Ended September 30, 1999
                                                                                Mortgage      Consolidated
                                                                Banking          Banking         Totals
     (in thousands)

     Net interest income                                     $     35,114    $        258     $     35,372
     Provision for loan loss                                        1,477                            1,477
     Net gain on sale of loans                                                      2,501            2,501
     Other revenues                                                 5,424              80            5,504
     Income tax expense                                             4,278             337            4,615
     Segment profit                                                 8,486             653            9,139
     Segment assets                                             1,275,051          11,436        1,286,487

                                                                   Nine Months Ended September 30, 1998
                                                                                Mortgage      Consolidated
                                                                Banking          Banking         Totals
     (in thousands)

     Net interest income                                     $     31,152    $        245     $     31,397
     Provision for loan loss                                        1,687                            1,687
     Net gain on sale of loans                                                      3,154            3,154
     Other revenues                                                 9,359                            9,359
     Income tax expense                                             5,450             652            6,102
     Segment profit                                                 9,767           1,159           10,926
     Segment assets                                             1,151,177          16,640        1,167,817

PART 1

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc., headquartered in Louisville, Kentucky, was incorporated on January 2, 1974. Republic Bank & Trust Company (Bank) is a commercial banking and trust corporation organized and chartered under the laws of the Commonwealth of Kentucky. The Bank is also headquartered in Louisville, Kentucky and provides banking services through 20 banking centers throughout Kentucky and a loan production office in southern Indiana. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities and trust services. The Bank's lending services include the origination of real estate, commercial and consumer loans. Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. Regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (and the Federal Reserve Bank of St. Louis) and the Kentucky Department of Financial Institutions.

--------------------------------------------------------------------------------
REPUBLIC HAS MADE, AND MAY CONTINUE TO MAKE, VARIOUS FORWARD-LOOKING STATEMENTS WITH RESPECT TO CREDIT QUALITY (INCLUDING DELINQUENCY TRENDS AND THE ALLOWANCE FOR LOAN LOSSES), CORPORATE OBJECTIVES AND OTHER FINANCIAL AND BUSINESS MATTERS. WHEN USED IN THIS DISCUSSION THE WORDS "ANTICIPATE," "PROJECT," "EXPECT," "BELIEVE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. REPUBLIC CAUTIONS THAT THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS ASSUMPTIONS, RISKS AND UNCERTAINTIES, ALL OF WHICH MAY CHANGE OVER TIME. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM FORWARD-LOOKING STATEMENTS.
--------------------------------------------------------------------------------

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

OVERVIEW

Net income for the quarter ended September 30, 1999 was $3.0 million up from $2.8 million for the same period in 1998. The increase in earnings during the third quarter of 1999 reflects consistent financial performance in many areas of the Bank. During the third quarter Republic's earnings benefited from increased net interest income, reduced cost of funds, as well as continued declining provisions for loan losses due to lower charge-offs.

Net income for the nine months ended September 30, 1999 was $9.1 million compared to net income of $8.3 million for the same period in 1998, excluding the one-time gain on sale of deposits. Despite the issuance of an additional 2 million shares as part of Republic's public offering in July 1998, diluted earnings per share was constant at $.52 for both the nine months ended September 30, 1999 and 1998, excluding the one-time gain on sale of deposits.

The  following  table  summarizes  selected  financial   information   regarding
Republic's financial performance.

Table 1

                                                       Excluding One-Time                   Including One-Time
                                                          Deposit Sales                        Deposit Sales
                                                 Nine Months Ended September 30,      Nine Months Ended September 30,
(in thousands, except per share data)                   1999             1998                1999             1998

Gross Operating Profit                             $   13,754         $ 12,912        $   13,754         $   17,028
Net Income                                              9,139            8,292             9,139             10,926

Basic Class A Common Earnings Per Share                   .54              .53               .54                .71
Diluted Class A Common Earnings Per Share                 .52              .52               .52                .68

Republic's total assets at September 30, 1999 grew to approximately $1.29 billion compared to $1.21 billion at December 31, 1998. Net loans increased $120 million from December 31, 1998 to $990 million at September 30, 1999. The residential real estate portfolio grew $94 million while the commercial real estate portfolio increased $34 million. This growth was attributable to continued loan demand in Republic's markets and the further development of Republic's commercial and business banking services. While loan growth remained strong, the bank's level of delinquent loans declined favorably to 1.52% at September 30, 1999, compared to 2.29% at December 31, 1998.

Funding for the growth in the loan portfolio was derived from deposits and Federal Home Loan Bank advances. Deposits increased to $810 million as of September 30, 1999 compared to $747 million at year-end 1998. The growth in retail deposits was primarily in lower cost deposits such as demand and money market accounts. FHLB advances increased from $190 million at December 31, 1998 to $225 million at September 30, 1999.

During the quarter the Bank completed its move into the newly completed facility in the Springhurst area in Louisville. A loan production office in southern Indiana was also opened; the Bank's first location outside of Kentucky. Construction continues to proceed on schedule for two new full-service banking centers in Louisville, that would bring the total number of banking centers in Kentucky's largest city to eleven upon completion.

Republic continues to expand its product lines and service delivery through the Internet bank. Since the Internet bank's inception, 10% of the Bank's checking account clients are transacting business through the Internet bank. Deposit originations total approximately $28 million from 45 states. While continuing to provide full banking services to existing customers through the Internet bank, management also continues to explore opportunities to attract new customers through this service delivery channel.

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

REFUNDS NOW

During November 1998, a wholly owned subsidiary of the Bank acquired Refunds Now, Inc. Republic exchanged 230,000 shares of Class B Common Stock for the stock of Refunds Now, Inc. in a business combination accounted for as a pooling of interest. Refunds Now is a rapid refund tax processing service for taxpayers receiving both federal and state tax refunds through a nationwide network of tax preparers. Refund anticipation loans ("RALs") are made to taxpayers filing income tax returns electronically. The RALs are repaid by the taxpayer when the taxpayer's refunds are electronically received by the Bank from governmental taxing authorities. Refunds Now also provides electronic refund checks ("ERCs") to taxpayers. After receiving refunds electronically from governmental taxing authorities, checks are issued to taxpayers for the amount of their refund, less fees. During the nine months ended September 30, 1999, Refunds Now generated $944,000 in electronic tax refund loan fees and $1.2 million in electronic tax refund check fees. Substantially all of the income realized by the Bank from the activities of Refunds Now is recognized during the first quarter of the year.

RESULTS OF OPERATIONS

Net Interest Income. For the third quarter 1999, net interest income was $11.6 million, up $916,000 over the $10.7 million attained during third quarter 1998. Overall, the net interest rate spread increased from 3.14% during third quarter of 1998 to 3.25% in the comparable quarter of 1999. The Bank's net interest margin increased from 3.81% in third quarter 1998 to 3.87% in third quarter 1999. The increase in the net interest spread and margin occurred because the yield on interest earning assets decreased 22 basis points while the rate paid on liabilities decreased 43 basis points. During the third quarter 1999, average interest-earning assets were $1.2 billion, an increase of $77 million over third quarter 1998. Total average interest bearing liabilities increased from $979 million in the third quarter of 1998 to $1.0 billion in the third quarter of 1999.

Net interest income for the nine months ended September 30, 1999 was $35.4 million, up from $31.4 million attained in the same period during 1998. Republic's net interest spread and margin increased 18 basis points for the nine months ended September 30, 1999 over the comparable period in 1998. Supporting Republic's increased net interest spread was $655,000 in additional loan fees provided by Refunds Now and, to a lesser extent, mortgage banking activities during the nine months ended September 30, 1999 over the comparable period in 1998

Tables 2 and 3 provide detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the three and nine months ended September 30, 1999 and 1998.

Table 2 - Average Balance Sheet Rates for Third Quarter, 1999 and 1998
(dollars in thousands)
--------------------------------------------------------------------------------

                                            Three Months Ended Sept. 30, 1999     Three Months Ended Sept. 30, 1998
                                              Average                Average        Average                Average
ASSETS                                        Balance     Interest     Rate         Balance     Interest     Rate
                                              -------     --------     ----         -------     --------     ----

Earning Assets:

U.S. Treasury and U.S. Government
  Agency Securities                       $   110,470    $   1,490     5.40%    $   187,392    $   2,702     5.77%

State and Political Subdivision
  Securities                                    3,905           85     8.71%          4,188           92     8.79%

Other Investments                              33,299          523     6.28%         11,807          217     7.35%

Mortgage-Backed Securities                     71,028        1,108     6.24%         38,615          585     6.06%

Federal Funds Sold and Securities
  Purchased Under Agreements to Resell                                                6,455           95     5.87%

Total Loans and Fees                          982,639       20,986     8.54%        875,954       19,826     9.05%
                                              -------       ------                  -------       ------

Total Earning Assets                        1,201,341       24,192     8.05%      1,124,411       23,517     8.37%
                                            ---------       ------                ---------       ------

Less: Allowance for Loan Losses                (7,894)                               (8,150)

Non-Earning Assets:

Cash and Due From Banks                        21,502                                22,223

Bank Premises and Equipment, Net               17,873                                14,476

Other Assets                                   13,873                                15,971
                                               ------                                ------

Total Assets                              $ 1,246,695                           $ 1,168,931
                                          ===========                           ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts                      $   124,800    $     831     2.66%    $   105,961    $     850     3.21%

Money Market Accounts                         160,484        1,850     4.61%        118,689        1,406     4.74%

Individual Retirement Accounts                 27,016          357     5.29%         21,986          315     5.73%

Certificates of Deposit and Other
  Time Deposits                               404,413        5,265     5.21%        407,331        5,934     5.83%

Repurchase Agreements and Other
  Borrowings                                  329,909        4,262     5.17%        324,990        4,302     5.29%
                                              -------        -----                  -------        -----

Total Interest Bearing Liabilities          1,046,622       12,565     4.80%        978,957       12,807     5.23%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits                  86,030                                82,143

Other Liabilities                              11,935                                13,241

Stockholders' Equity                          102,108                                94,590
                                              -------                                ------

Total Liabilities and Stockholders'
  Equity                                  $ 1,246,695                           $ 1,168,931
                                          ===========                           ===========

Net Interest Income                                      $  11,627                             $  10,710
                                                           =======                             =========

Net Interest Spread                                                    3.25%                                 3.14%
                                                                       ====                                  ====

Net Interest Margin                                                    3.87%                                 3.81%
                                                                       ====                                  ====

--------------------------------------------------------------------------------
For the purposes of these calculations, non-accruing loans are included in the quarterly average loan amounts outstanding.

Table 3 - Average Balance Sheet Rates for Nine Months, 1999 and 1998
(dollars in thousands)
--------------------------------------------------------------------------------

                                             Nine months ended Sept. 30, 1999      Nine months ended Sept. 30, 1998
                                              Average                Average        Average                Average
ASSETS                                        Balance     Interest     Rate         Balance     Interest     Rate
                                              -------     --------     ----         -------     --------     ----

Earning Assets:

U.S. Treasury and U.S. Government
  Agency Securities                       $   126,885    $   5,162     5.42%    $   173,659    $   7,594     5.83%

State and Political Subdivision
  Securities                                    3,944          260     8.79%          4,222          276     8.72%

Other Investments                              32,572        1,546     6.33%         10,961          598     7.27%

Mortgage-Backed Securities                     63,402        2,882     6.06%         41,056        1,899     6.17%

Federal Funds Sold and Securities
  Purchased Under Agreements to Resell          1,054           36     4.55%         21,687          918     5.64%

Total Loans and Fees                          947,570       61,547     8.66%        842,072       58,046     9.19%
                                              -------       ------                  -------       ------

Total Earning Assets                        1,175,427       71,433     8.10%      1,093,657       69,331     8.45%

Less: Allowance for Loan Losses                (7,928)                               (8,201)

Non-Earning Assets:

Cash and Due From Banks                        20,151                                20,439

Bank Premises and Equipment, Net               17,177                                13,600

Other Assets                                   13,495                                14,603
                                               ------                                ------

Total Assets                              $ 1,218,322                           $ 1,134,098
                                          ===========                           ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts                      $   118,890    $   2,392     2.68%    $   101,150    $   2,450     3.23%

Money Market Accounts                         138,886        4,661     4.47%         99,288        3,570     4.79%

Individual Retirement Accounts                 25,565        1,019     5.31%         22,468          995     5.90%

Certificates of Deposit and Other
  Time Deposits                               411,782       16,260     5.26%        428,827       18,843     5.86%

Repurchase Agreements and Other
  Borrowings                                  320,869       11,729     4.87%        309,567       12,076     5.20%
                                              -------       ------                  -------       ------

Total Interest Bearing Liabilities          1,015,992       36,061     4.73%        961,300       37,934     5.26%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits                  87,753                                78,315

Other Liabilities                              11,816                                13,435

Stockholders' Equity                          102,761                                81,048
                                              -------                                ------

Total Liabilities and Stockholders'
  Equity                                  $ 1,218,322                           $ 1,134,098
                                          ===========                           ===========

Net Interest Income                                      $  35,372                             $  31,397
                                                         =========                             =========

Net Interest Spread                                                    3.37%                                 3.19%
                                                                       ====                                  ====

Net Interest Margin                                                    4.01%                                 3.83%
                                                                       ====                                  ====

--------------------------------------------------------------------------------
For the purposes of these calculations, non-accruing loans are included in the nine-month average loan amounts outstanding.

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

Table 4 - Volume/Rate Variance Analysis (in thousands)
--------------------------------------------------------------------------------

                                     Three Months Ended September 30, 1999         Nine months ended September 30, 1999
                                                  Compared to                                   Compared to
                                     Three Months Ended September 30, 1998         Nine months ended September 30, 1998
                                     -------------------------------------         ------------------------------------
                                              Increase/(Decrease)                           Increase/(Decrease)
                                                    due to                                        due to

                                     Total Net                                     Total Net
                                      Change         Volume         Rate            Change         Volume        Rate
Interest Income (1):

U.S. Treasury and
Government Agency Securities         $ (1,212)      $ (1,109)     $   (103)        $ (2,432)      $ (2,045)    $   (387)

State and Political
Subdivision Securities                     (7)            (6)           (1)             (16)           (18)           2

Other Investments                         306            395           (89)             948          1,208         (260)

Mortgage-Backed Securities                523            491            32              983          1,034          (51)

Federal Funds Sold                        (95)           (95)                          (882)          (896)          14

Total Loans and Fees (2)                1,160          2,415        (1,255)           3,501          7,272       (3,771)
                                        -----          -----         -----            -----          -----        -----

     Net Change in Interest Income        675          2,091        (1,416)           2,102          6,555       (4,453)
                                          ---          -----         -----            -----          -----        -----

Interest Expense:

Interest Bearing
Transaction Accounts                      (19)           151          (170)             (58)           430         (488)

Money Market Accounts                     444            495           (51)           1,091          1,424         (333)

Individual Retirement Accounts             42             72           (30)              24            137         (113)

Certificates of Deposit and
Other Time Deposits                      (669)           (43)         (626)          (2,583)          (749)      (1,834)

Repurchase Agreements and
Other Borrowings                          (40)            65          (105)            (347)           441         (788)
                                           --             --           ---              ---            ---          ---

     Net Change in Interest Expense      (242)           740          (982)          (1,873)         1,683       (3,556)
                                          ---            ---           ---            -----          -----        -----

Increase in Net Interest Income      $    917       $  1,351      $   (434)        $  3,975       $  4,872     $   (897)
                                     ========       ========      ========         ========       ========     ========

--------------------------------------------------------------------------------
(1) Interest income for loans on non-accrual status have been included in Interest Income.
(2) The amount of fees in interest on loans was approximately $1,709 and $1,054 for the periods ended September 30, 1999 and 1998, respectively.

NON-INTEREST INCOME. Non-interest income was $2.0 million during third quarter 1999, down from $2.5 million during third quarter of 1998. The decrease was principally a result of a reduction in gains generated from sales of loans into the secondary market and sales of securities.

Revenue from mortgage banking activities declined during the three-month period ending September 30, 1999 as a result of reduced sales volume. The market's interest-rate environment heavily influences secondary market residential loan originations and, correspondingly, consumer-refinance activity. For the third quarter of 1999, market interest rates were above third quarter 1998 levels, which led to lower secondary market originations and sales volumes. As a result, gains from sales of loans decreased to $446,000 for the three-month period ended September 30, 1999 compared to $1.0 million during the same period in 1998. Net gains as a percentage of loans sold were 1.22% and 1.64% for the three-month periods ending September 30, 1999 and 1998, respectively. Given the rise in interest rates from 1998, management believes that the secondary market sales volume, comprised of fixed rate products, will continue at current levels. Management also believes that this reduction in secondary market gains on the sale of loans will be partially offset by increased interest income from expected growth in the Bank's adjustable-rate mortgage loan portfolio.

Non-interest income decreased from $12.5 million for the nine months ended September 30, 1998 to $8.0 million for the comparable period in 1999. The decrease was primarily due to the one-time gain of $4.1 million from the sale of Mayfield banking center deposits during 1998, as well as reduced gains on the sale of loans into the secondary market during 1999. This decrease was partially offset by Refunds Now ERC fees, which generated $1.2 million in fee income during 1999 compared to $379,000 recognized by the Bank during the comparable 1998 period.

NON-INTEREST EXPENSE. Total non-interest expense was $8.9 million in third quarter 1999, compared to $8.5 million for third quarter 1998. Non-interest expense increased from $25.2 million for the nine months ended September 30, 1998 to $28.1 million for the comparable period in 1999. The increases for both the three and nine months ended September 30, 1999 were primarily attributable to costs associated with salaries, employee benefits and occupancy and equipment.

Salary and employee benefit expenses increased $536,000 for the third quarter 1999 over third quarter 1998, and $2.8 million for the nine months ended September 30, 1999 compared to September 30, 1998. Republic's overall staffing level increased to 466 full-time equivalent employees ("FTE's") at September 30, 1999, compared to 425 FTE's at September 30, 1998. The increases in salaries and employee benefits were attributable to several factors. Republic opened two new banking centers and expanded its Elizabethtown, Kentucky banking center, while also expanding its commercial lending, cash management and trust activities. Additional expense was also recognized as a result of the formation of the Employee Stock Ownership Plan ("ESOP").

Occupancy and equipment expense decreased slightly from third quarter 1999, compared to third quarter 1998. For the nine months ended September 30, 1999 occupancy and equipment expense increased 3.7% over the comparable period in 1998. The increase is largely attributable to the costs associated with the opening of two additional banking centers and the expansion and relocation of the Elizabethtown, Kentucky banking center. These expenses may continue to increase in the near term as the Bank intends to open a minimum of two additional locations in its existing markets. It is also anticipated that additional expenses will be incurred for technology enhancements for deposit, lending and customer support systems, including Internet banking. (See also "YEAR 2000" discussion)

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

SECURITIES AVAILABLE FOR SALE. Securities available-for-sale consists primarily of mortgage-backed securities, U.S. Treasury and U.S. Government Agencies and Corporate bonds with a weighted average maturity of 3.5 years. Securities available for sale decreased from $187 million at December 31, 1998 to $186 million at September 30, 1999. Republic has elected to primarily invest funds from maturing securities previously held to maturity into securities available-for-sale in order to provide for more flexibility in administering the investment portfolio under changing market conditions.

SECURITIES TO BE HELD TO MATURITY. Securities to-be-held-to-maturity increased from $30 million at December 31, 1998 to $33 million at September 30, 1999. Securities to-be-held-to-maturity consists primarily of U.S. Treasury and U.S government Agencies with a weighted average maturity of 1.9 years.

LOANS. Net loans increased $120 million to $990 million at September 30, 1999 compared to $870 million at December 31, 1998. The increase in loans was primarily in the secured real estate lending portfolio. The rise in residential real estate loan volume was a result of continued consumer demand for Republic's portfolio products, primarily consisting of adjustable-rate mortgages. Republic also had healthy growth in its commercial real estate lending portfolio as a result of the Bank's continued emphasis on the active pursuit of lending opportunities.

By design, Republic's consumer loans decreased from $57 million at December 31, 1998 to $42 million at September 30, 1999. The consumer loan portfolio consists of both secured and unsecured loans. Republic's consumer portfolio also includes the "All Purpose" and "Pre Approved" unsecured loan products. Republic is currently not originating these unsecured products and has elected to allow the remaining portfolios to paydown. These portfolios had $20 million outstanding at December 31, 1998 compared to $10 million at September 30, 1999.

Republic's home equity portfolio decreased from $107 million at December 31, 1998 to $100 million at September 30, 1999. Following strong growth in this product during 1998, Republic experienced decreased credit utilization by existing customers and increased product competition from other area banks for the consumer home equity loan business.

ALLOWANCE AND PROVISION FOR LOAN LOSSES. The provision for loan losses was $204,000 in the third quarter of 1999, compared to $303,000 in the third quarter of 1998. Overall net charge-offs decreased 47% during the third quarter of 1999 compared to the same period in 1998. The reduction in charge-offs was primarily due to the continued moderation of charge-offs in the unsecured consumer loan portfolio.

The provision for loan losses was $1.5 million for the nine months ended September 30, 1999, compared to $1.7 million for the nine months ended September 30, 1998. Charge-offs of $200,000 related to tax refund loans are included in the total charge-offs for the nine months ended September 30, 1999. No charge-offs for these loans were attributed to the Bank during the third quarter of 1999. Republic expects charge-offs for tax refund loans originated in 1999 to be minimal during the remainder of the year. Excluding charge-offs related to tax refund loans, net charge-offs decreased by approximately 33% during year-to-date 1999 compared to the same period in 1998.

The allowance for loan losses remained at $7.9 million from December 31, 1998 to September 30, 1999. Management believes, based on information presently available, that it has adequately provided for loan losses at September 30, 1999. Management has considered the effect of increased commercial lending on the allowance, and that effect has been largely offset by the Bank's decreased exposure in its unsecured consumer portfolio.

Table 5 below depicts the allowance activity by loan type for the three and nine months ended September 30, 1999 and 1998.

Table 5 - Summary of Loan Loss Experience

                                                      Three Months Ended                   Nine months ended
                                                         September 30,                       September 30,
                                                      1999           1998                1999            1998
(in thousands)

Allowance for loan losses:
     Balance-beginning of period                    $  7,962      $  8,234             $  7,862        $  8,176

Charge-offs:
     Real Estate                                        (134)                              (449)            (78)
     Commercial                                          (40)          (25)                 (68)            (25)
     Consumer                                           (251)         (677)              (1,209)         (2,180)
     Tax Refund Loans                                                                      (200)
                                                    --------      --------             --------        --------
       Total                                            (425)         (702)              (1,926)         (2,283)
                                                    --------      --------             --------        --------

Recoveries:
     Real Estate                                           1                                 10               5
     Commercial                                            1                                  1               4
     Consumer                                            119           127                  438             373
                                                    --------      --------             --------        --------
       Total                                             121           127                  449             382
                                                    --------      --------             --------        --------

Net charge-offs                                         (304)         (575)              (1,477)         (1,901)

Provision for loan losses                                204           303                1,477           1,687
                                                    --------      --------             --------        --------

Allowance for loan losses:
     Balance-end of period                          $  7,862      $  7,962             $  7,862        $  7,962
                                                    ========      ========             ========        ========

DEPOSITS. Total deposits were $810 million at September 30, 1999 compared to $747 million at December 31, 1998. The increase in deposits was primarily in Republic's lower cost transaction accounts. Non-interest bearing deposits have increased by more than 12% since December 31, 1998. Republic's growth in deposits was the result of management's ongoing emphasis on its commercial cash management program, retail deposit gathering and its successful Internet bank. As of September 30, 1999, Republic had $21.8 million in money market accounts and $6.8 million in CD's which had been opened through the Internet. Republic plans to continue its deposit gathering initiatives by utilizing commissioned deposit originators and offering competitive products in its existing markets, including its Internet bank.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS. Securities sold under agreements to repurchase and other short-term borrowings decreased from $149 million at December 31, 1998 to $130 million at September 30, 1999. The decrease was primarily due to anticipated withdrawals of public fund deposits.

OTHER BORROWED FUNDS. Other borrowed funds, which consist of FHLB advances, increased from $190 million at December 31, 1998 to $225 million at September 30, 1999. The increase was primarily due to additional borrowings to fund loan growth.

STOCKHOLDERS' EQUITY. Total stockholders' equity decreased from $104 million at December 31, 1998 to $103 million at September 30, 1999. The decrease is primarily due to declines in the fair value of investment securities available for sale and the formation of Republic's ESOP during January 1999. Under the terms of the plan, the ESOP purchased 300,000 shares of Class A Common Stock that will be allocated to Republic's employees over a ten-year period. (See discussion of ESOP on page 15)

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due or are deemed uncollectible. At September 30, 1999, Republic had $109,000 in consumer loans 90 days or more past due compared to $256,000 at December 31, 1998.

The Bank's level of delinquent loans declined favorably to 1.52% at September 30, 1999, compared to 2.29% at December 31, 1998. Republic also had positive declines in both its non-performing asset and loan categories. Table 6 provides information related to non-performing assets and loans 90 days or more past due.

Table 6 - Non-Performing Loans

                                                                          September 30,           December 31,
(dollars in thousands)                                                        1999                    1998

Loans on non-accrual status (1)(2)                                         $   3,416               $   3,258
Loans past due 90 days or more                                                   923                   1,731
                                                                           ---------               ---------

Total non-performing loans                                                     4,339                   4,989

Other real estate owned                                                          161                     540
                                                                           ---------               ---------
Total non-performing assets                                                $   4,500               $   5,529
                                                                           =========               =========

Percentage of non-performing loans to total loans                                .43%                    .57%

Percentage of non-performing assets to total loans                               .45%                    .63%

(1) The table is exclusive of impaired loans which remained on accrual status.
(2) Interest income that would have been earned and received on non-accrual loans was not material.

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount may not be collected. Impaired loans consist of one commercial real estate loan that decreased slightly from December 31, 1998 to $1.1 million at September 30, 1999.

LIQUIDITY

Republic maintains sufficient liquidity in order to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand. Funding and cash flows can also be realized from the available-for-sale portion of the securities portfolio and paydowns from the loan portfolio. Republic's banking centers also provide access to their retail deposit markets. Approximately $51 million of repurchase agreements and money markets are attributable to three customer relationships at September 30, 1999. These funds are short-term in nature and subject to immediate withdrawal by these entities. Should these funds be removed, Republic has the ability to replenish these funds through various funding sources noted below. Republic has established lines of credit with other financial institutions, the FHLB and brokerage firms. While Republic utilizes numerous funding sources in order to meet liquidity requirements, FHLB borrowings remain a material component of management's balance sheet strategy.

CAPITAL

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic's average capital to average assets ratio was 8.43% at September 30, 1999 compared to 7.58% at December 31, 1998. Republic continues to exceed the regulatory requirements for Tier I, Tier I Leverage and total risk-based capital. The Bank expects to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC. Table 7 below indicates the capital ratios at September 30, 1999.

Table 7 - Capital Ratios

                                                                                                           Minimum
                                                                                                         Requirement
                                                                                       Minimum           To Be Well
                                                                                     Requirement         Capitalized
                                                                                     For Capital        Under Prompt
                                                                                      Adequacy           Corrective
                                                                Actual                Purposes        Action Provisions
                                                             Amount      Ratio     Amount    Ratio     Amount     Ratio
                                                                           (dollars in thousands)
     Total Risk Based Capital (to Risk Weighted Assets)
         Consolidated                                      $ 119,606     14.67%   $ 65,243      8%    $ 81,553      10%
         Bank only                                         $ 115,162     14.12%   $ 65,240      8%    $ 81,549      10%

     Tier I Capital (to Risk Weighted Assets)
         Consolidated                                      $ 111,744     13.70%   $ 32,621      4%    $ 48,932       6%
         Bank only                                         $ 107,300     13.16%   $ 32,620      4%    $ 48,930       6%

     Tier I Leverage Capital (to Average Assets)
         Consolidated                                      $ 111,744      8.96%   $ 48,733      4%    $ 60,916       5%
         Bank only                                         $ 107,300      8.61%   $ 48,728      4%    $ 60,910       5%

Kentucky banking regulations limit the amount of dividends that may be paid to Republic by the Bank without prior approval of the Bank's regulatory agency. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the Bank's current year's net income, as defined in the regulations, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At September 30, 1999, the Bank had $20 million of retained earnings that could be utilized for payment of dividends if authorized by the Board of Directors.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Republic continues to experience steady loan demand that requires management to continue to monitor interest rate and liquidity risk and implement appropriate funding and balance sheet strategies. Management considers interest rate risk to be Republic's most significant market risk. Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates.

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

Republic's interest sensitivity profile changed From December 31, 1998 to September 30, 1999. Given a sustained 200 basis point downward shock to the yield curve used in the simulation model, Republic's base net interest income would decrease by an estimated 5.6% at September 30, 1999 compared to a decrease of 16.2% at December 31, 1998. Given a 200 basis point increase in the yield curve Republic's base net interest income would decrease by an estimated 0.5% at September 30, 1999 compared to an increase of 11.0% at December 31, 1998.

The change in Republic's interest sensitivity profile resulted from an increase in the origination of longer term adjustable rate mortgage (ARM) products and further enhancements to assumptions used in the model. In order to moderate the interest rate sensitivity, Republic promoted the 5/1, 7/1, and 10/1 ARM products. Republic ceased offering the 10/1 and 7/1 products and is currently primarily marketing the 3/1 ARM product.

The interest sensitivity profile of Republic at any point in time will be effected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. The table below is representative only and is not a precise measurement of the effect of changing interest rates on Republic's interest income in the future.

Table 8 - Interest Rate Sensitivity

                                                                       September 30, 1999
                                                 Decrease in Rates                         Increase in Rates
                                                200            100                        100             200
                                            Basis Points   Basis Points       Base    Basis Points    Basis Points
                                                                     (dollars in thousands)

Projected interest income
Loans                                       $    75,579     $   80,436    $   85,339  $    89,694      $  93,583
Investments                                      13,134         13,538        13,952       14,239         14,520
Short-term investments                              191            262           338          401            453
                                            -----------     ----------    ----------  -----------      ---------
Total interest income                       $    88,904     $   94,236    $   99,629  $   104,334      $ 108,556

Projected interest expense
Deposits                                    $    30,100     $   32,007    $   33,914  $    35,882      $  38,094
Other borrowings                                 13,424         15,522        17,620       20,176         22,623
                                            -----------     ----------    ----------  -----------      ---------
Total interest expense                           43,524         47,529        51,534       56,058         60,717

Net interest income                         $    45,380     $   46,707    $   48,095  $    48,276      $  47,839
Change from base                            $    (2,715)    $   (1,388)               $       181      $    (256)
% Change from base                                (5.65)%        (2.89)%                     0.38%         (0.53)%

                                                                        December 31, 1998
                                                 Decrease in Rates                         Increase in Rates
                                                200            100                        100             200
                                            Basis Points   Basis Points       Base    Basis Points    Basis Points
                                                                     (dollars in thousands)

Projected interest income
Loans                                       $    63,043     $   68,835    $   75,394  $    81,537      $  86,959
Investments                                      11,111         12,011        13,060       13,583         14,102
Short-term investments                              240            354           493          635            773
                                            -----------     ----------    ----------  -----------      ---------
Total interest income                       $    74,394     $   81,200    $   88,947  $    95,755      $ 101,834

Projected interest expense
Deposits                                    $    27,287     $   29,197    $   31,126  $    33,111      $  35,446
Other borrowings                                 12,368         14,366        16,364       18,361         20,359
                                            -----------     ----------    ----------  -----------      ---------
Total interest expense                           39,655         43,563        47,490       51,472         55,805

Net interest income                         $    34,739     $   37,637    $   41,457  $    44,283      $  46,029
Change from base                            $    (6,718)    $   (3,820)               $     2,826      $   4,572
% Change from base                               (16.20)%        (9.21)%                     6.82%         11.03%

YEAR 2000

Management has assessed the operational and financial implications of its year 2000 needs and has implemented its plan to ensure that data processing systems can properly handle the century change. Management does not expect, based on its testing of critical systems, that a business interruption is likely; however, management has determined that if a business interruption as a result of the year 2000 issue occurred, that such an interruption could be material to the Bank's overall financial performance. The primary task required to prevent a potential business interruption was the installation of the most current software releases for major mainframe applications developed by Republic's third party software application providers. These mainframe software upgrades and modifications for major applications have been installed, tested and placed into production. Year 2000 Script Testing has been conducted for mission-critical internal core processing systems for each of the thirteen test dates identified by the FFIEC. The Bank's personal computer network continues to be upgraded, with final upgrades scheduled for completion by December 1, 1999.

Republic has identified selected employees whose primary function is year 2000 compliance. The loss of these employees could have a significant adverse effect on the final implementation of Republic's year 2000 plan. Republic initiated a year 2000 employee retention program, that to date remains highly successful. The program was designed to encourage and promote the retention of key information system employees.

Year 2000 remediation has resulted in minimal delay in other data processing projects, none of which are deemed material to the Bank's financial performance. Management believes its current state of year 2000 readiness is satisfactory and in accordance with general industry and regulatory standards and recommendations. Management has contacted its major suppliers and customers and inquired about the status of their year 2000 readiness, with no material problems being noted. At this time, the management believes that both the Bank and its software providers have been able to adequately address the Bank's requirements for year 2000 software functionality. However, Republic must also rely on the year 2000 readiness of additional third parties, not only its hardware and software providers, but other third parties such as public utilities and governmental units that provide important ongoing services to the Bank. Management has therefore developed a bank-wide contingency plan for use in the event of unexpected circumstances in compliance with regulatory agency recommendations.

In carrying out its overall year 2000 plan, Republic will incur certain operational expenses and has replaced some existing software that has not been fully amortized. Most of the expenditures associated with software application upgrades represent capitalizable costs that would have been incurred in the normal course of business. The operating expenses are being expensed as incurred, and the unamortized cost of software replaced will be charged off when the applicable software is removed from service. Republic has incurred costs of approximately $732,000 attributable to year 2000 remediation and anticipates total costs and charges to be in an approximate range of $1.2 to $1.5 million. A large proportion of the remaining budgeted costs to be incurred are related to the year 2000 employee retention program, with the majority not being fully earned until the end of 2000. Actual expenses could vary from management's estimates if unforeseen circumstances were to arise.

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

PART II - OTHER INFORMATION



Item 2.    Changes in securities

During the third quarter of 1999, Republic issued 17,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.


Item 6.    Exhibits and Reports on Form 8-K

The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 34.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Republic Bancorp, Inc.
                                                   (Registrant)


                                                    Principal Executive Officer:

Date: November 15, 1999                             /s/ Steven E. Trager
                                                    Steven E. Trager
                                                    Chief Executive Officer


                                                    Principal Financial Officer:

Date: November 15, 1999                             /s/ Mark A. Vogt
                                                    Mark A. Vogt
                                                    Chief Financial Officer

EXHIBIT INDEX

                                             Incorporated
Exhibit   Description                        By Reference To
-------   -----------                        ---------------
11        Statement Regarding Computation    Filed as Exhibit 11 on page 35 of
          of Per Share Earnings              this Form 10-Q for the period ended
                                             September 30, 1999

27        Financial Data Schedule            Filed as Exhibit 27 on page 36 of
                                             this Form 10-Q for the period ended
                                             September 30, 1999

Exhibit 11.
Statement Regarding Computation of Per Share Earnings

See Item 1, Note 7 "Earnings Per Share" for calculations.