Form 10-K
period 1999-12-31
REPUBLIC BANCORP INC /KY/
filed 2000-03-29
CIK 921557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 for the fiscal year ended December 31, 1999

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from _________  to __________

Commission File Number:             0-24649
                                    -------

                             REPUBLIC BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            Kentucky                                      61-0862051
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

                601 W. Market Street, Louisville, Kentucky 40202
          ------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (502) 584-3600

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class          Name of each exchange on which registered
      -------------------          -----------------------------------------
             None                                     None

           Securities registered pursuant to Section 12(g) of the Act:

                              Class A Common Stock
                              --------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

     Indicate by check mark if the disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 15, 2000 was approximately $63,447,500 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

     The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock as of March 15, 2000 was 14,805,725 and 2,141,149, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Parts I and II.

Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000 are incorporated by reference into Part III.

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

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of Republic Bancorp, Inc. that are considered "forward-looking" within the meaning of the Private Securities
Litigation and Reform Act of 1995. These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates, the adequacy of our allowance for loan losses, and the Year 2000 issue. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations (including changes resulting from the Gramm-Leach-Bliley Act enacted in November 1999), changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission.

PLEASE NOTE:

As used in this report, the terms "Republic", the "Company", "we", "our" and "us" refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the "Bank" refers to our subsidiary, Republic Bank & Trust Company.

                                     PART I

ITEM 1. BUSINESS.

     Republic Bancorp, Inc. is a registered bank holding company headquartered in Louisville, Kentucky. Republic's principal subsidiary is Republic Bank & Trust Company, a Kentucky banking corporation. Incorporated in Kentucky on January 2, 1974, Republic became a bank holding company when the Bank was authorized to conduct a commercial banking business in Kentucky in 1981.

     The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the operations of the Bank. At December 31, 1999, Republic had total assets of $1.37 billion, total deposits of $801 million and total stockholders' equity of $104 million. Based on total assets as of December 31, 1999, Republic ranked as the fourth largest independent bank holding company headquartered in Kentucky. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company's Website address is www.republicbank.com.

GENERAL BUSINESS OVERVIEW

     As of March 1, 2000, Republic had a total of 21 banking centers in seven Kentucky communities and a loan production office in Clarksville, Indiana. Its two primary market areas are located in North Central and Central Kentucky. The North Central Kentucky market includes the Louisville metropolitan area, the largest city in Kentucky, where Republic is headquartered and has 11 banking centers. Republic's Central Kentucky market includes ten banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (2); Lexington, the second largest city in Kentucky (4); Owensboro (1); and Shelbyville (1).

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

     The Company has historically extended credit and provided general banking services through its banking center network to individuals, professionals, and businesses. Over the past several years the Company began to seek product offerings to diversify its asset mix and further enhance its profitability. While each product offering reflects the Company's efforts to enrich its asset mix, each of these products is founded upon basic community banking concepts that the Company has traditionally engaged. The Company principally markets its services through the following products:

MORTGAGE  LENDING.  The Company  utilizes its banking  centers and  commissioned originators to offer a complete line of single family residential mortgage products. The Company generally retains mortgage loans with variable rates or adjustable rates with up to 10 year fixed rate terms, and sells its longer term fixed rate loans into the secondary market. Once closed, secondary market loans are sold without recourse to institutional investors. Generally, fixed rate loans in process are covered by forward commitments to investors, that limit Republic's interest rate risk.

     Republic does not retain the servicing on the majority of its loans sold in the secondary market, a practice dating back to 1995. Management's decision to retain or release servicing rights is largely dependent upon market conditions. When administering loans with the servicing retained by the Company, the responsibility of collecting principal and interest payments, escrowing for taxes and insurance, and remitting payments to the secondary market investors remains with Republic. Investors pay a fee to Republic for performing these standard servicing functions.

COMMERCIAL LENDING AND LEASING. In 1997, the Company established a centralized commercial lending unit as an outgrowth of the Company's historical business of originating loans for small and medium-sized businesses at its banking centers. Commercial loans are primarily real-estate secured and are generated by leads from its banking centers, primarily in the Company's market areas. The Company makes commercial loans to a variety of businesses and industries. The Company intends to expand this business through focused calling programs, and will broaden relationships with commercial clients by offering both loan and deposit accounts and cash management services.

PREFERRED CLIENT SERVICES. Republic has established extensive long standing relationships with the medical communities in its primary markets. Special loan and deposit products have been tailored to meet the needs of physicians and their practices. Republic may expand these specialized services to other professional business groups.

CONSUMER LENDING. Consumer loans include automobile loans, home improvement and home equity loans, operating lines of credit, and personal loans (both secured and unsecured).

SPECIALIZED LENDING. Republic has pursued specialized lending opportunities to complement its traditional lending programs. One specialized product line includes Refunds Now, a program offering tax refund anticipation services. Republic began offering these services through a joint venture arrangement with Refunds Now, Inc. In October 1998, the Company acquired Refunds Now, Inc. as a subsidiary, in a stock merger transaction accounted for as a pooling of interests.

INTERNET BANKING.  Republic  continues  to expand its product  lines and service delivery by offering clients Internet banking services through republicbank.com. Sixteen percent of the Bank's existing checking account clients now utilize Republic's Internet banking services. Republicbank.com is accessible outside of Kentucky and has over $42 million in deposits from 44 states and the District of Columbia. During the first quarter of 2000, Republic made on-line tax preparation available and intends to make on-line brokerage available later in the year.

OTHER BANKING SERVICES. The Bank also provides trust services and engages in credit life insurance sales, item processing, and other related financial institution lines of business. The Bank plans to initiate the sale of life and long-term care insurance products in 2000. During 1999, the trust services offered by Republic were expanded to include investment management and personal trust services. At December 31, 1999, Republic had over of $850 million in trust assets under management.

     Deposits are a key component to the Company's banking business, serving as a source of funding for lending as well as increasing client relationships. Borrowings, principally from the Federal Home Loan Bank ("FHLB"), and repurchase agreements, provide additional liquidity. Also, the Company's investment securities, together with cash and cash equivalents, provide an important source of liquidity. The Company uses its investments as collateral for borrowings and to secure public fund deposits.

     Republic's operating revenues are derived primarily from interest earned from its loan and investment securities portfolios and fee income from loan, deposit, and other banking products. For information about Republic's loan loss reserve and the allocation of the allowance for loan losses by loan type, see the discussion under the sub-heading "Asset Quality" included on pages 24 to 25 of Republic's 1999 Annual Report to Shareholders, which is incorporated herein by reference.

YEAR 2000 PROJECT

     For a discussion of Republic's year 2000 project, see page 30 of the Company's 1999 Annual Report to Shareholders, which discussion is incorporated herein by reference.

EMPLOYEES

     As of December 31, 1999, the Bank had 485 employees of which 417 were full-time and 68 part-time. None of the Bank's employees are subject to a collective bargaining agreement, and neither Republic nor the Bank has ever experienced a work stoppage.

COMPETITION

     The Company actively competes with several local and regional commercial banks, thrifts, credit unions and mortgage companies for deposits, loans and other banking related financial services. There is intense competition in the Bank's markets from other financial institutions as well as other "non-bank" companies which engage in similar activities. Some of the Company's competitors are not subject to the same degree of regulatory review and restrictions which apply to the Bank. In addition, the Company must compete with much larger financial institutions which have greater financial resources than the Company and, while predominantly headquartered in other states, aggressively compete for market share in Kentucky. These competitors attempt to gain market share through their financial products mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, provide large banking institutions easier access to a broader marketplace, thus creating more pressure on smaller financial institutions to consolidate. This pressure is likely to increase as a result of the recently enacted financial modernization legislation which, beginning March 11, 2000, will permit the combination of banking, insurance and securities firms. The Kentucky legislature recently passed a bill that will permit statewide branching, effective July, 2000. The Company also competes with insurance companies, consumer finance companies, investment banking firms, brokerage houses, mutual fund managers and investment advisors. Retail establishments compete for loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise. It is anticipated that competition from both bank and "non-bank" entities will continue to remain strong in the near future.

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

     BANK ACQUISITIONS BY BANK HOLDING COMPANIES. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. Consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977, as amended. Under the Community Reinvestment Act, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods. By virtue of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the geographic location of the bank is no longer a factor. Under that Act, a well-capitalized and adequately-managed bank holding company may acquire a bank located in any state, subject to certain deposit percentage limitations and aging requirements.

     IMPACT OF RECENT LEGISLATION. The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act which the President signed into law on November 12, 1999. When it is fully phased in, the Gramm-Leach-Bliley Act will remove Federal and state law barriers that currently prevent banking organizations, such as the Corporation, from affiliating with insurance organizations and securities firms. Beginning March 11, 2000, an eligible bank holding company may elect to be treated as a financial holding company and, as such, it may engage in financial activities (activities that are financial in nature, such as insurance and securities underwriting and dealing activities) and activities the Federal Reserve determines to be complementary to financial activities which do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. To be eligible to elect the status of a financial holding company, all of the depository institution subsidiaries of the bank holding company must meet the requirements of their regulators to be considered well managed and well capitalized and have a CRA rating of at least "satisfactory". Bank holding companies that do not elect the status of a financial holding company may continue to engage in and own companies conducting non-banking activities which had been approved by Federal Reserve order or regulation prior to November 12, 1999.

     The Federal Reserve Board and Treasury Secretary will determine what activities qualify as financial in nature. A financial holding company will not be required to obtain prior Federal Reserve Board approval in order to engage in the financial activities identified in the Gramm-Leach-Bliley Act, other than in connection with an acquisition of a thrift. However, a financial holding company will not be able to commence, or acquire, any new financial activities if one of its depository institution subsidiaries receives a less than satisfactory CRA rating. In addition, if any of its depository institution subsidiaries ceases being well capitalized or well managed, and compliance is not achieved within 180 days, a financial holding company may be forced, in effect, to cease conducting business as a financial holding company by divesting either its nonbanking financial activities or its banks.

     Subject to certain exceptions, national banks will also be able to engage in financial activities through separate subsidiaries. As a general rule, financial subsidiaries of national banks will not be permitted to engage as principal in underwriting insurance or issuing annuities, real estate development or investment, merchant banking (for at least 5 years) or insurance company portfolio activities in which financial holding companies may engage. Insured state banks, such as the Bank, are permitted to control or hold an interest in a financial subsidiary that engages in the same type of activities permissible for national banks. Large banks (the top 50 to 100) may be required to meet certain eligible debt investment grade rating requirements in order to utilize financial subsidiaries to engage in financial activities. Conducting financial activities through a bank subsidiary can impact capital adequacy, and restrictions will apply to affiliate transactions between the bank and its financial subsidiary.

     The banking, securities and insurance activities of financial organizations will be functionally regulated by the banking regulators, the Securities and Exchange Commission and state securities regulators and organizations, and the state insurance regulators, respectively. Consistent with this functional approach, and after eighteen months have elapsed after the enactment of the Gramm-Leach-Bliley Act, banks will no longer be excluded from the definition of a broker or a dealer under the Federal securities laws. Limited exemptions will be retained for specific types of bank activities, including an exemption to permit banks to continue to offer on-site third party brokerage services under certain conditions. Banks advising registered investment companies will be required to register as investment advisors, and only common trust funds that are employed by banks solely as an aid to the administration of trusts, estates, or other fiduciary accounts will be able to avoid the registration requirements imposed on investment companies. The Gramm-Leach-Bliley Act includes consumer privacy protections and CRA "sunshine" rules, "modernizes" various other banking related statutes, permits mutual bank holding companies, and requires a number of studies and reports to Congress over the next 5 years.

     Republic meets the eligibility requirements imposed under the Gramm-Leach-Bliley Act, and has submitted a filing to elect the status of a financial holding company that was effective March 13, 2000. The Company has identified the sale of life insurance and associated long-term care insurance products as new financial activities in which it proposes to engage.

     ACTIVITIES "CLOSELY RELATED" TO BANKING. For holding companies that do not elect the status of a financial holding company, the BHCA will continue to prohibit the bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries which were permissible prior to the Gramm-Leach-Bliley Act. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident to banking. In approving acquisitions by bank holding companies or companies engaged in banking-related activities, the Federal Reserve Board considers a number of factors, and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition or conflicts of interest). Despite prior approval, the Federal Reserve may order a holding company or its subsidiaries to terminate any activity, or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of the bank holding company.

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

     CAPITAL ADEQUACY REQUIREMENTS. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1999, the Company's ratio of Tier 1 capital to total risk-weighted assets was 13.36% and its ratio of total capital to total risk-weighted assets was 14.28%. See Note 13 to the Consolidated Financial Statements.

     In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1999, the Company's leverage ratio was 8.61%.

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

THE BANK

     The Bank is a Kentucky chartered banking corporation, the deposits of which are insured by the Bank Insurance Fund (BIF) and the Savings Association Fund
(SAIF) of the FDIC. The Bank is not a member of the Federal Reserve System; the Bank is subject to supervision and regulation by the FDIC and the Kentucky Department of Financial Institutions. Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Kentucky Department of Financial Institutions. Because the Federal Reserve Board regulates the bank holding company parent of the Bank, the Federal Reserve Board also has supervisory authority that directly affects the Bank.

     BRANCHING. Kentucky law currently permits a Kentucky chartered bank, with prior regulatory approval, to establish a branch office in any county in which the bank's principal office or an existing branch is located. In addition, a Kentucky chartered bank is permitted to combine with a commonly controlled bank or thrift regardless of its location in Kentucky, provided, under current Kentucky law, both of the institutions have been in operation for at least five years. The Kentucky banking statutes also permit a Kentucky bank, with prior regulatory approval, to engage in an interstate merger transaction, and thereby establish a branch office outside of Kentucky. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. An out-of-state bank is permitted to establish branch offices in Kentucky by merging with a Kentucky bank, provided, under current Kentucky law, the Kentucky bank has been in operation for at least 5 years. De novo branching into Kentucky by an out-of-state bank is not permitted by the Kentucky banking statutes. Recently adopted legislation in Kentucky, to become effective in July, 2000, permits branching statewide, and removes the restrictions on acquisitions and combinations that are currently applicable to Kentucky banks that have not been in operation for at least 5 years.

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

     RESTRICTIONS ON DISTRIBUTION OF SUBSIDIARY BANK DIVIDENDS AND ASSETS. Dividends paid by the Bank have provided a substantial part of the Company's operating funds, and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company's principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized." The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. Under Kentucky banking law, the dividends the Bank can pay during any calendar year are generally limited to its profits for that year, plus its retained net profits for the two preceding years, less any required transfers to surplus or to fund the retirement of preferred stock or debt, absent approval of the Commissioner of the Kentucky Department of Financial Institutions.

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

     The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%. The capital categories generally have the same definitions for the Bank as for the Company. As of December 31, 1999, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 12.86% and its ratio of total capital to total risk-weighted assets was 13.79%. See Note 13 to the Consolidated Financial Statements.

     The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 4% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 1999, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 8.29%. See Note 13 to the Consolidated Financial Statements.

     CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under these regulations, a "well capitalized" bank has a total risk-based capital ratio of 10% or higher; a Tier 1 risk-based capital ratio of 6% or higher; a leverage ratio of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8% or higher; a Tier 1 risk-based capital ratio of 4% or higher; a leverage ratio of 4% or higher (3% or higher if the bank was rated a CAMEL 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "undercapitalized" if it fails to meet any one of the ratios required to be adequately capitalized.

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

     The Deposit Insurance Funds Act of 1996 addressed the payment of the Financing Corporation's ("FICO") bond obligations, requiring both BIF and SAIF insured institutions to share the cost of the FICO bond through additional assessments on insured deposits.

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

LEGISLATIVE INITIATIVES

     The United States Congress continues to consider a number of proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts into a unified charter, and to further expand or change the regulation of the powers of depository institutions, bank holding companies, and competitors of depository institutions. In addition, numerous regulations are required to be promulgated to implement the significant legislative changes made in the recently enacted Gramm-Leach-Bliley Act discussed above. From time to time the Kentucky General Assembly also considers legislative proposals that could significantly change state banking laws applicable to the Bank, including proposals to expand the powers of state banks. It cannot be predicted whether, or in what form, any of these proposals or regulatory initiatives will be adopted, the impact they will have on the financial institutions industry or the extent to which the business or financial condition of the Company and its subsidiaries may be affected thereby

STATISTICAL DISCLOSURES

     The statistical information required by Item 1 may be found in the Company's 1999 Annual Report to Shareholders (Exhibit 13 hereto) which, to the extent indicated, is hereby incorporated herein by reference, as follows:

                                                           Page in the Company's
                                                           1999 Annual Report to
Guide 3 Disclosures                                                 Shareholders


 I. Distribution of Assets, Liabilities and Shareholders' Equity:
    Interest Rates and Interest Differential
      A.   Average Balance Sheet                                              19
      B.   Net Interest Earnings Analysis                                     19
      C.   Rate/Volume Analysis                                               20

 II.  Investment Portfolio
      A.   Book Value of Investment Securities                                25
      B.   Maturities of Investment Securities                                26
      C.   Investment Securities Concentrations                               25

III.  Loan Portfolio
      A.   Types of Loans                                                     22
      B.   Maturities and Sensitivity of Loans to Changes in Interest Rates   23
      C.   Risk Elements
             1. Nonaccrual, Past Due 90 Days or More,
                and Restructured Loans                                        25
             2. Potential Problem Loans                                       42
             3. Foreign Outstandings                                         N/A
             4. Loan Concentrations                                           22
      D.   Other Interest-Bearing Assets                                     N/A

 IV.  Summary of Loan Loss Experience
      A.   Analysis of Allowance for Loan Losses                              24
      B.   Allocation of the Allowance for Loan Losses                        24

  V.  Deposits
      A.   Average Balances                                                   19
      B.   Maturities of Large Denomination Certificates of  Deposit          43
      C.   Foreign Deposit Liability Disclosure                              N/A

 VI.  Return on Equity and Assets
      A.   Return on Average Assets                                           16
      B.   Return on Average Equity                                           16
      C.   Dividend Payout Ratio                                              16
      D.   Equity to Assets Ratio                                             16

VII.  Short-Term Borrowings                                                   43

ITEM 2. PROPERTIES

     The Company's executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. Republic has a loan production office in Southern Indiana while all of Republic's full-service banking centers are located in Kentucky. The location of the 21 banking centers, their respective approximate square footage and their form of occupancy is described in the following table:

                                                       SQUARE       OWNED (O)/
BANKING CENTERS                                        FOOTAGE      LEASED (L)
---------------                                        -------      ----------
LOUISVILLE METROPOLITAN AREA
2801 Bardstown Road, Louisville (1)                     5,000           L
601 West Market Street, Louisville (1)                 43,000           L
661 South Hurstbourne Parkway, Louisville (1)          27,000           L
4921 Brownsboro Road, Louisville                        2,000           L
4655 Outer Loop, Louisville                             3,000           L
5320 Dixie Highway, Louisville                          5,000           O/L (2)
3950 Kresge Way, Louisville                               400           L
9600 Brownsboro Road, Louisville (1)                   13,000           L
3726 Lexington Road, Louisville                         4,000           L
7101 Bardstown Road, Louisville                         5,000           O/L (2)
9101 U.S. Highway 42, Prospect                          4,000           O/L (2)

LEXINGTON
651 Perimeter Drive, Lexington                          4,000           L
2401 Harrodsburg Road, Lexington                        4,000           O
641 East Euclid Avenue, Lexington                       3,500           O
3098 Helmsdale Place, Lexington                         4,000           O/L (2)

FRANKFORT
100 Highway 676, Frankfort                              4,000           O/L (2)
1001 Versailles Road, Frankfort                         4,000           O

BOWLING GREEN, 1700 Scottsville Road                    4,000           O/L (2)

OWENSBORO, 3500 Frederica Street                        5,000           O

ELIZABETHTOWN, 1690 Ring Road                          21,000           O

SHELBYVILLE, 1641 Midland Trail                         5,000           O/L (2)

LOAN PRODUCTION OFFICE
----------------------

LOUISVILLE METROPOLITAN AREA
610 Eastern Boulevard, Clarksville, Indiana (1)         3,200           L

REFUNDS NOW OFFICE
------------------

125-127-129 South Sixth Street, Louisville              4,700           L

(1) The Louisville metropolitan area locations comprised of 610 Eastern Blvd. (Clarksville), 601 West Market Street, 2801 Bardstown Road, 9600 Brownsboro Road and 661 South Hurstbourne Parkway are leased from Republic's Chairman, Mr. Bernard M. Trager, and partnerships in which Republic's Chairman (Bernard M. Trager) and Chief Executive Officer (Steven E. Trager) are partners. See Item 13 of this Report.

(2) The banking centers at these locations are owned by Republic; however, they are located on land that is leased through long-term agreements with third parties.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings incidental to the business. In the opinion of management, after a review of known facts, there are no material legal proceedings pending in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     CLASS A COMMON STOCK. The Company's Class A Common Stock is traded on the Nasdaq National Market under the symbol RBCAA. At February 25, 2000, the approximate number of record holders of Class A Common Stock holders was 825.

     The following table summarizes transactions in Class A Common Stock since July 21, 1998, the date the Class A Common Stock began trading on Nasdaq. Prior to that time, there was no established public trading market for the Class A Common Stock. The trading price information reflects the range of actual closing sales prices for the Class A Common Stock as reported by Nasdaq.

     Quarter Ended                            High       Low
-------------------------                    ------     ------
September 30, 1998                           $16.44     $12.63
December 31, 1998                             14.13      11.88
March 31, 1999                                13.00      11.00
June 30, 1999                                 12.00      10.63
September 30, 1999                            11.63       9.00
December 31, 1999                              9.94       8.31

     CLASS B COMMON STOCK. At February 25, 2000, the approximate number of record holders of Class B Common Stock was 227. There is no established public trading market for the Class B Common Stock.

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

         During 1998 and 1999, Republic declared and paid the following quarterly cash dividends per share on its Common Stock:

                                     First      Second        Third      Fourth
                                    Quarter     Quarter      Quarter     Quarter
                                    -------     -------      -------     -------
                                                        1998
                                                        ----
Class A Common Stock                 $.0275      $.0275       $.0275      $.0275
Class B Common Stock                 $.0250      $.0250       $.0250      $.0250

                                                        1999
                                                        ----
Class A Common Stock                 $.0275      $.0275       $.0275      $.0358
Class B Common Stock                 $.0250      $.0250       $.0250      $.0325

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

     Republic has made available to its employees participating in its 401(k) plan the opportunity to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares were purchased by the independent bank trustee, administering the plan, from time to time in the open market in broker's transactions. As of December 31, 1999, approximately 116,000 shares of Class A Common Stock were held by the trustee on behalf of the plan.


ITEM 6.  SELECTED FINANCIAL DATA

     The information captioned "Selected Consolidated Financial Data" included on page 16 of the Company's annual report to shareholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 17 through 30 of the Company's annual report to shareholders for the year ended December 31, 1999, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information included under the caption "Asset/Liability Management and Market Risk" included on pages 28 through 29 of the Company's annual report to shareholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item, Report of Independent Public Accountants and Consolidated Financial Statements and related notes, appears on pages 31 through 56 of the Company's annual report to shareholders for the year ended December 31, 1999 and is incorporated herein by reference. The Selected Quarterly Financial Data appears in Note 22 on page 56 of the Company's annual report to shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item appears under the heading "PROPOSAL ONE ELECTION OF DIRECTORS" on pages 6 through 9 of the Proxy Statement, dated March 17, 2000, of Republic Bancorp, Inc. for the 2000 Annual Meeting of Shareholders to be held April 19, 2000 ("Proxy Statement"), and under the heading "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 18 of the Proxy Statement, all of which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information under the sub-heading "Directors Compensation" on page 9 of the Proxy Statement and under the heading "CERTAIN INFORMATION AS TO MANAGEMENT" on pages 9 to 12 of the Proxy Statement is incorporated herein by reference. In addition, the information under the heading "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" on page 15 of the Proxy Statement is incorporated herein by reference, provided that information in the Proxy Statement under the heading "COMPENSATION COMMITTEE REPORT" is not incorporated in this Report and shall not be deemed to be a part of this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is contained on pages 2 to 6 under the heading "SHARE OWNERSHIP" of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is contained on pages 16 to 17 under the heading "CERTAIN OTHER RELATIONSHIPS AND RELATED TRANSACTIONS" of the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)   Financial Statements.

     The following consolidated financial statements of the registrant and report of independent public accountants are included in the Annual Report to Shareholders for the fiscal year ended December 31, 1999, on the pages indicated and are incorporated herein by reference.

                     Description                                            Page
-------------------------------------------------------------               ----
Report of Independent Auditors                                                31
Consolidated balance sheets - December 31, 1999 and 1998                      32
Consolidated statements of income and comprehensive income -
         years ended December 31 1999, 1998, and 1997                         33
Consolidated statements of changes in stockholders' equity -
         years ended December 31, 1999, 1998 and 1997                      34-35
Consolidated statements of cash flows -
         years ended December 31, 1999, 1998 and 1997                         36
Notes to consolidated financial statements                                 37-56

         (a)(2)   Financial Statements Schedules:

         Schedules are omitted because the information is not applicable.

         (a)(3)   Exhibits:

     The Exhibit Index on page 22 of this report is incorporated herein by reference. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by asterisk in the Exhibit Index.

         (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          REPUBLIC BANCORP, INC.

March 29, 2000                               By:  /s/ Steven E. Trager
                                                  --------------------
                                             Steven E. Trager
                                             President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Bernard M. Trager           Chairman of the Board            March 29, 2000
---------------------           & Director                       --------------
Bernard M. Trager

/s/ Steven E. Trager            President, Chief Executiv        March 29, 2000
--------------------            Officer & Director               --------------
Steven E. Trager

/s/ Scott Trager                Vice Chairman & Director         March 29, 2000
----------------                                                 --------------
Scott Trager

/s/Bill Petter                  Vice Chairman, Chief Operating   March 29, 2000
--------------                  Officer & Director               --------------
Bill Petter

/s/ Mark A. Vogt                Chief Financial Officer          March 29, 2000
----------------                                                 --------------
Mark A. Vogt

/s/ Kevin Sipes                 Principal Accounting Officer     March 29, 2000
---------------                                                  --------------
Kevin Sipes

/s/ R. Wayne Stratton           Director                         March 29, 2000
---------------------                                            --------------
R. Wayne Stratton

/s/ Larry M. Hayes              Director                         March 29, 2000
------------------                                               --------------
Larry M. Hayes

/s/ Samuel G. Swope             Director                         March 29, 2000
-------------------                                              --------------
Samuel G. Swope

/s/ Sandra Metts Snowden        Director                         March 29, 2000
------------------------                                         --------------
Sandra Metts Snowden

/s/ Charles E. Anderson         Director                         March 29, 2000
-----------------------                                          --------------
Charles E. Anderson

                                INDEX TO EXHIBITS

No.                                         Description

2.1 Agreement to Purchase Assets and Assume Liabilities dated April 1, 1997 by and between United Commonwealth Bank, FSB and Republic Bank & Trust Company (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Registrant as of November 7, 1997 (Commission File
         Number: 33-77324))
2.2 Purchase and Assumption Agreement dated July 18, 1997 between The Paducah Bank & Trust Company and Republic Bank & Trust Company (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Registrant as of November 7, 1997 (Commission File Number:
         33-77324))
2.3 Purchase and Assumption Agreement dated July 21, 1997 between Peoples First National Bank & Trust Company and Republic Bank & Trust Company (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of Registrant as of November 7, 1997 (Commission File Number:
         33-77324))
2.4 Purchase and Assumption Agreement dated September 12, 1997 between First Federal Savings Bank of Leitchfield and Republic Bank & Trust Company (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K of Registrant as of November 7, 1997 (Commission File
         Number: 33-77324))
3(i) Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))
3(ii) Bylaws of Registrant, as amended (Incorporated by reference to Exhibit 3(ii) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))
4.1 Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)
4.2 Agreement Pursuant to Item 601 (b)(iii) of Regulation S-K (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K of Registrant for the year ended December 31, 1997 (Commission File
         Number: 33-77324))
10.1* Officer Compensation Continuation Agreement with Steven E. Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number:
         33-77324))
10.2* Stock Option Plan Agreement with Steven E. Trager, dated January 12, 1996 (Incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.5* Officer Compensation Continuation Agreement with A. Scott Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.6* Stock Option Plan Agreement with A. Scott Trager dated January 12, 1996 (Incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.7* Officer Compensation Continuation Agreement with E. William Petter, Jr., dated January 12, 1995 (Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.8* Stock Option Plan Agreement with E. William Petter, Jr., dated January 12, 1996 (Incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.9* Death Benefit Agreement with Bernard M. Trager dated September 10, 1996 (Incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File Number: 33-77324))
10.10 Lease between Republic Bank & Trust Company and TEECO Properties dated October 1, 1996, relating to 601 West Market Street, Louisville (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))
10.11 Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 33-77324))
10.12 Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 3, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 33-77324))
10.13 Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 17, 1997, relating to 9600 Brownsboro Road, Louisville (Incorporated by reference to Exhibit 10.13 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 33-77324))
10.14* Officer Compensation Continuation Agreement with Mark A. Vogt, dated October 16, 1997 (Incorporated by reference to Exhibit10.14 to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))
10.15* Stock Option Plan Agreement with Mark Vogt, dated April 15, 1996 (Incorporated by reference to Exhibit10.15 to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))
10.16*   Summary of  Directors  Stock  Options  (Incorporated  by  reference  to
         Exhibit 10.16 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File Number: 000-24649))
10.17 Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.17 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 33-77324))
10.18 Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 33-77324))
10.19 Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 1999, as amended, relating to 610 Eastern Boulevard, Clarksville, Indiana (Incorporated by reference to Exhibit 10.19 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 33-77324))
10.20 Lease between Republic Bank & Trust Company and Jaytee Properties, dated October 30, 1999, as amended, relating to 9600 Brownsboro Road
10.21 Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway
10.22 Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 9600 Brownsboro Road
11       Statement regarding Computation of Per Share Earnings
13       Excerpts  from  the  1999 Annual Report to Shareholders incorporated by reference
21       Subsidiaries of the Registrant
23       Consent of Crowe, Chizek & Company LLP
27       Financial Data Schedule

* Denotes management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).