Form 10-Q
period 2000-03-31
REPUBLIC BANCORP INC /KY/
filed 2000-05-15
CIK 921557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          [X] Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000
                                       OR
          [ ] Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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

                                 [X] Yes [ ] No

The number of shares outstanding of the issuer's class of common stock as of the latest practicable date: 14,521,431 shares of Class A Common Stock and 2,140,633 shares of Class B Common Stock as of May 5, 2000.

The Exhibit index is on page 34. This filing contains 35 pages (including this facing sheet).

REPUBLIC BANCORP, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements                                               4-17
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            18-30
Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                                       30

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    31

Item 2.  Changes in Securities                                                31

Item 6.  Exhibits and Reports on Form 8-K                                     31
         Signatures                                                           32

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Republic Bancorp, Inc.
Louisville, Kentucky



We have reviewed the consolidated balance sheet of Republic Bancorp, Inc. as of March 31, 2000 and the related consolidated statements of income and comprehensive income and cash flows for the year-to-date periods ended March 31, 2000 and 1999 and the consolidated statement of changes in stockholders' equity for the year-to-date period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



                                                   Crowe, Chizek and Company LLP

Louisville, Kentucky
May 11, 2000

PART I

ITEM 1

REPUBLIC BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

                                                    March 31,       December 31,
                                                      2000              1999
ASSETS:
Cash and due from banks                            $    28,043      $    20,827
Federal funds sold and securities
   purchased under agreements to resell                  3,000           46,700
Securities available for sale                          162,312          181,627
Securities to be held to maturity                       93,240           32,931
Mortgage loans held for sale                             6,438            7,408
Loans, less allowance for loan losses
   of $7,862 (2000 and 1999)                         1,066,728        1,031,512
Federal Home Loan Bank stock                            15,319           15,054
Accrued interest receivable                              9,252            9,162
Premises and equipment, net                             19,073           18,986
Other assets                                             6,454            4,776
                                                   -----------      -----------

TOTAL                                              $ 1,409,859      $ 1,368,983
                                                   ===========      ===========

LIABILITIES:
Deposits:
   Non-interest bearing                            $   109,347      $    84,256
   Interest bearing                                    722,799          716,653
Securities sold under agreements to repurchase
   and other short-term borrowings                     216,728          215,718
Other borrowed funds                                   233,814          231,383
Accrued interest payable                                 4,223            3,942
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                      6,352            6,352
Other liabilities                                       10,597            6,909
                                                   -----------      -----------

   Total liabilities                                 1,303,860        1,265,213
                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A and Class B Common stock, no par value           4,093            4,099
Additional paid-in capital                              33,551           33,617
Retained earnings                                       76,526           73,600
Unearned Employee Stock Ownership Plan shares           (3,548)          (3,620)
Accumulated other comprehensive income (loss)           (4,623)          (3,926)
                                                   -----------      -----------

   Total stockholders' equity                          105,999          103,770
                                                   -----------      -----------

TOTAL                                              $ 1,409,859      $ 1,368,983
                                                   ===========      ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999(in thousands, except per share data)

                                                          2000           1999
INTEREST INCOME:
   Loans, including fees                                $ 24,807       $ 20,511
   Securities available for sale                           2,617          2,707
   Securities to be held to maturity:
       Taxable                                             1,171            332
       Non-taxable                                            21             23
   FHLB dividends                                            263            250
   Other                                                     203             32
                                                        --------       --------
       Total interest income                              29,082         23,855
                                                        --------       --------

INTEREST EXPENSE:
   Deposits                                                8,550          8,063
   Short-term borrowings                                   2,813          1,245
   Long-term debt                                          3,539          2,404
                                                        --------       --------
       Total interest expense                             14,902         11,712
                                                        --------       --------

NET INTEREST INCOME                                       14,180         12,143

PROVISION FOR LOAN LOSSES                                    535            854
                                                        --------       --------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                              13,645         11,289
                                                        --------       --------

NON-INTEREST INCOME:
   Service charges on deposit accounts                       934            848
   Electronic refund check fees                              955            861
   Other service charges and fees                             82            143
   Loan servicing income                                      97            118
   Net gain on sale of loans                                 201          1,397
   Net gain(loss) on sale of securities                     (161)           130
   Other                                                     315            171
                                                        --------       --------
       Total non-interest income                           2,423          3,668
                                                        --------       --------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                          5,607          5,630
   Occupancy and equipment                                 2,181          1,982
   Communication and transportation                          499            454
   Marketing and development                                 383            333
   Supplies                                                  263            254
   Other                                                   1,680          1,236
                                                        --------       --------
       Total non-interest expense                         10,613          9,889
                                                        --------       --------

INCOME BEFORE INCOME TAXES                                 5,455          5,068

INCOME TAXES                                               1,804          1,704
                                                        --------       --------

NET INCOME                                              $  3,651       $  3,364
                                                        ========       ========

(Continued)

REPUBLIC BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (in thousands, except per share data)

                                                          2000           1999

OTHER COMPREHENSIVE INCOME (LOSS),
   NET OF TAX:
   Change in unrealized loss on securities              $   (803)      $   (752)
   Reclassification of realized amount                       106            (86)
                                                        --------       --------

   Net unrealized loss recognized in
       comprehensive income                                 (697)          (838)
                                                        --------       --------

COMPREHENSIVE INCOME                                    $  2,954       $  2,526
                                                        ========       ========

EARNINGS PER SHARE
   Class A                                              $    .22       $    .20
   Class B                                              $    .22       $    .20

EARNINGS PER SHARE ASSUMING DILUTION
   Class A                                              $    .21       $    .19
   Class B                                              $    .21       $    .19

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (in thousands, except for per share data)

                                                                                                 Unearned
                                                                                                Empl. Stock  Accumulated     Total
                                                          Common Stock      Additional           Ownership      Other        Stock-
                                                    Class A  Class B          Paid-In  Retained    Plan     Comprehensive   Holders'
                                                     Shares  Shares  Amount   Capital  Earnings   Shares     Income(Loss)   Equity

BALANCE, January 1, 2000                             14,536   2,142   $4,099  $33,617   $73,600  $(3,620)     $(3,926)     $103,770

Conversion of Class B to Class A                          1      (1)

Dividend Declared
     Common: Class A ($.03575 per share)                                                   (521)                               (521)
             Class B ($.03250 per share)                                           (69)                                (69)

Repurchase of Class A Common                            (22)              (6)     (43)     (135)                               (184)

Commitment of 5,578 shares to be released under the
     Employee Stock Ownership Plan                        6                       (23)                72                         49

Net changes in accumulated other
     comprehensive income (loss)                                                                                 (697)         (697)

Net Income                                                                                3,651                               3,651
                                                     ------   -----   ------  -------   -------  -------      -------      --------

BALANCE, March 31, 2000                              14,521   2,141   $4,093  $33,551   $76,526  $(3,548)     $(4,623)     $105,999
                                                     ======   =====   ======  =======   =======  =======      =======      ========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (in thousands)

                                                                                 2000                1999
OPERATING ACTIVITIES:
  Net income                                                                   $  3,651            $  3,364
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization of premises and equipment                       966                 950
      Amortization and accretion of securities                                       57                 171
      FHLB stock dividends                                                         (265)               (248)
      Provision for loan losses                                                     535                 854
      Net loss (gain) on sale of securities                                         161                (130)
      Net gain on sale of loans                                                    (201)             (1,397)
      Proceeds from sale of loans                                                21,764              97,642
      Origination of mortgage loans held for sale                               (20,593)            (68,932)
      Employee Stock Ownership Plan expense                                          49                  41
      Changes in assets and liabilities:
        Other assets                                                               (761)                466
        Other liabilities                                                         3,979               1,251
                                                                               --------            --------

          Net cash provided by operating activities                               9,342              34,032
                                                                               --------            --------

INVESTING ACTIVITIES:
  Purchases of securities available for sale                                    (15,203)            (62,123)
  Purchases of securities to be held to maturity                                (73,044)
  Proceeds from maturities of securities to be held to maturity                  12,765              18,280
  Proceeds from maturities and paydowns of securities available for sale          5,645              16,511
  Proceeds from sales of securities available for sale                           27,569              20,190
  Net increase in loans                                                         (36,399)            (27,854)
  Purchases of premises and equipment                                            (1,053)             (1,612)
                                                                               --------            --------

          Net cash used in investing activities                                 (79,720)            (36,608)
                                                                               --------            --------

FINANCING ACTIVITIES:
  Net increase in deposits                                                       31,237              16,599
  Net change in securities sold under agreement to
      repurchase and other short-term borrowings                                  1,010             (33,731)
  Payments on other borrowings                                                  (25,269)            (52,055)
  Proceeds from other borrowings                                                 27,700              67,425
  Purchase of shares for Employee Stock Ownership Plan                                               (3,873)
  Repurchase of Class A Common Stock                                               (184)               (877)
  Cash dividends paid                                                              (600)               (467)
                                                                               --------            --------

          Net cash provided by (used in) financing activities                    33,894              (6,979)
                                                                               --------            --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (36,484)             (9,555)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   67,527              39,946
                                                                               --------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 31,043            $ 30,391
                                                                               ========            ========
(Continued)

REPUBLIC BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (in thousands)

                                                                                 2000                1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
      Interest                                                                 $ 14,621            $ 11,558
                                                                               ========            ========
      Income taxes                                                             $                   $    302
                                                                               ========            ========
      Transfers from loans to real estate
           acquired in settlement of loans                                     $    648            $    740
                                                                               ========            ========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic's annual report on Form 10-K for the year ended December 31, 1999.

NEW ACCOUNTING PRONOUNCEMENTS - In September 1999, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivative and whether it qualifies for hedge accounting, gains or losses resulting from changes in the values of those derivatives would either be recorded as a component of net income or as a change in stockholders' equity. Republic is required to adopt this new standard January 1, 2001. Management has not yet determined the impact of this standard.

RECLASSIFICATIONS - Certain amounts have been reclassified in the 1999 financial statements to conform with the current period classifications. The reclassifications have no effect on net income or stockholders' equity as previously reported.

2.  SECURITIES

Securities Available For Sale:
                                                                                          March 31, 2000
                                                                                          (in thousands)

                                                                                    Gross               Gross
                                                              Amortized           Unrealized          Unrealized              Fair
                                                                 Cost               Gains               Losses                Value

U.S. Treasury Securities and U.S.
  Government Agencies                                          $ 82,416                                $ (2,114)            $ 80,302
Mortgage-backed securities                                       67,649                                  (3,717)              63,932
Corporate bonds                                                  19,251                                  (1,173)              18,078
                                                               --------            --------            --------             --------
Total securities available for sale                            $169,316                                $ (7,004)            $162,312
                                                               ========            ========            ========             ========

Securities To Be Held To Maturity:
                                                                                          March 31, 2000
                                                                                          (in thousands)

                                                                                    Gross               Gross
                                                              Amortized           Unrealized          Unrealized              Fair
                                                                 Cost               Gains               Losses                Value

U.S. Treasury Securities and U.S.
  Government Agencies                                          $ 35,211                                $   (219)            $ 34,992
Obligations of state and political
  subdivisions                                                    3,685            $     79                  (1)               3,763
Mortgage-backed securities                                       54,344                 209                (197)              54,356
                                                               --------            --------            --------             --------
Total securities to be held to maturity                        $ 93,240            $    288            $   (417)            $ 93,111
                                                               ========            ========            ========             ========

Securities having an amortized cost of $141 million and a fair value of $138 million at March 31, 2000, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

3.  LOANS

                                               March 31, 2000      Dec. 31, 1999
                                               ---------------------------------
                                                         (in thousands)

Residential real estate                         $   651,055         $   636,012
Commercial real estate                              181,689             163,064
Real estate construction                             61,248              63,928
Commercial                                           32,383              31,411
Consumer                                             38,515              39,435
Home equity                                         106,600             103,833
Other                                                 4,392               2,973
                                                -----------         -----------

         Total loans                              1,075,882           1,040,656

Less:
  Unearned interest income and
    unamortized loan fees                            (1,292)             (1,282)
  Allowance for loan losses                          (7,862)             (7,862)
                                                -----------         -----------

Loans, net                                      $ 1,066,728         $ 1,031,512
                                                ===========         ===========

The following table sets forth the changes in the allowance for loan losses:

                                                 Three months ended March 31,

                                                  2000                 1999
                                                        (in thousands)

Balance, beginning of period                    $  7,862            $  7,862
  Provision charged to income                        535                 854
  Charge-offs                                       (839)               (894)
  Recoveries                                         304                 140
                                                --------            --------

Balance, end of period                          $  7,862            $  7,962
                                                ========            ========

Information about Republic's investment in impaired loans is as follows:

                                              March 31, 2000     Dec. 31, 1999
                                              --------------------------------
                                                       (in thousands)

Gross impaired loans                              $  523           $1,043
Less: Related allowance for loan losses              523              700
                                                  ------           ------

Net impaired loans with related allowances                            343
Impaired loans with no related allowances
                                                  ------           ------

Total                                             $                $  343
                                                  ======           ======

Average impaired loans outstanding                $  759           $1,043
                                                  ======           ======

4.  DEPOSITS

                                                March 31, 2000     Dec. 31, 1999
                                                --------------------------------
                                                          (in thousands)

Demand (NOW, Super NOW and Money Market)           $154,481             $174,376
Internet money market accounts                       37,425               29,695
Savings                                              13,263               12,158
Money market certificates of deposit                 43,005               43,152
Individual retirement accounts                       29,656               29,380
Certificates of deposit, $100,000 and over          101,713               91,848
Other certificates of deposit                       326,749              319,558
Brokered deposits                                    16,507               16,486
                                                   --------             --------

Total interest bearing deposits                     722,799              716,653

Total non-interest bearing deposits                 109,347               84,256
                                                   --------             --------

     Total                                         $832,146             $800,909
                                                   ========             ========

5.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM
     BORROWINGS

These borrowings consist of short-term excess funds from correspondent banks, repurchase agreements and overnight liabilities to deposit customers arising from a cash management program offered by Republic. While effectively deposit equivalents, such arrangements are in the form of repurchase agreements or liabilities secured by insurance policies purchased by Republic. Repurchase agreements secured by securities are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements were under Republic's control.

                                                  March 31, 2000   Dec. 31, 1999
                                                  ------------------------------
                                                           (in thousands)

Average outstanding balance                          $219,477          $129,903
Average interest rate                                    5.13%             4.35%
Maximum outstanding at month end                     $227,999          $217,143
End of period                                        $216,728          $215,718

6.  OTHER BORROWED FUNDS

                                                                         March 31,    December 31,
                                                                           2000          1999
                                                                        -------------------------
                                                                                (in thousands)

Federal Home Loan Bank convertible fixed rate
  advances (1)                                                          $   10,000     $   10,000

Federal Home Loan Bank variable interest rate
  advances, with weighted average interest rate
  of 6.06% at March 31, 2000, due through 2001                             110,000        110,000

Federal Home Loan Bank fixed interest rate advances,
  with weighted average interest rate of 5.67%
  at March 31, 2000, due through 2003                                      113,814        111,383
                                                                        ----------     ----------

    Total                                                               $  233,814     $  231,383
                                                                        ==========     ==========

(1) During December 1998, Republic entered into a convertible fixed-rate advance totaling $10 million with a ten-year maturity. The advance is fixed for two years at 4.61%. At the end of the fixed term, the FHLB has the right to convert the fixed rate advance on a quarterly basis to a variable rate advance tied to the three month LIBOR index. The advance can be prepaid at any quarterly date without penalty, but may not be prepaid at any time during the fixed rate term.

The Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans with an unpaid principal balance of greater than 150% of the outstanding advances. Republic has sufficient collateral to borrow approximately $112 million in additional funds from the Federal Home Loan Bank. Republic also has unsecured lines of credit totaling $40 million and secured lines of $86 million available through various financial institutions that were unused as of March 31, 2000.

Aggregate future principal payments on borrowed funds as of March 31, 2000 are as follows:

     Year
     (in thousands)

     2000                                       $     53,530
     2001                                            110,284
     2002
     2003                                             60,000
     2004 and thereafter                              10,000
                                                ------------
        Total                                   $    233,814
                                                ============

7.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations is presented below.

Class A and B shares participate equally in undistributed earnings. The difference in earnings per share between the two classes of common stock results solely from the 10% per share dividend premium paid to Class A Common stock over that paid to Class B Common stock. The aggregate dividend premium paid to Class A Common stock for the 2000 and 1999 was approximately one cent on basic earnings per share.

                                                         Three Months Ended
                                                              March 31,
                                                        2000            1999
                                                           (in thousands)
Earnings Per Share:
   Net Income available to common shares
     outstanding                                     $    3,651       $    3,364
                                                     ==========       ==========
Weighted average shares outstanding                      16,671           16,934
                                                     ==========       ==========
Earnings per share, basic:
   Class A                                                  .22              .20
   Class B                                                  .22              .20

                                                         Three Months Ended
                                                              March 31,
                                                        2000            1999
                                                           (in thousands)
Earnings Per Share Assuming Dilution:
    Net Income                                       $    3,651       $    3,364
    Add:  Interest expense, net of tax benefit,
      on assumed conversion of guaranteed
      preferred beneficial interests in
      Republic's subordinated debentures                     87               89
                                                     ----------       ----------
    Net Income available to common
      Shareholder assuming conversion                $    3,738       $    3,453
                                                     ==========       ==========

Weighted average shares outstanding                      16,671           16,934
Add dilutive effects of assumed
  conversion and exercise:
    Convertible guaranteed preferred
      beneficial interest in Republic's
      subordinated debentures                               635              640
    Stock options                                           355              563
                                                     ----------       ----------
Weighted average shares and dilutive
  potential shares outstanding                           17,661           18,137
                                                     ==========       ==========
Earnings per share assuming dilution:
    Class A                                                 .21              .19
    Class B                                                 .21              .19

Stock options for 275,000 and 251,500 shares of Class A Common stock were excluded from the 2000 and 1999 earnings per share assuming dilution because their impact was antidilutive.

8.       EMPLOYEE STOCK OWNERSHIP PLAN

On January 29, 1999, Republic formed an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. The ESOP borrowed $3.9 million from the Parent Company and directly and indirectly purchased 300,000 shares of Class A Common Stock from Republic's largest beneficial owner at a market value of $12.91 per share. The purchase price, determined by an independent pricing committee, was the average closing price for the thirty trading days immediately prior to the transaction. Shares in the ESOP will be allocated to eligible employees based on principal payments over the term of the loan, which is ten years. Participants become fully vested in allocated shares after five years of credited service and may receive their distributions in the form of cash or stock. For the quarter ended March 31, 2000; 5,578 shares were committed to be released resulting in ESOP compensation expense of approximately $49,000 for the quarter.

Shares held by the plan at March 31, 2000 are as follows:

(dollars in thousands)                                 March 31, 2000

Allocated shares                                             19,612
Unallocated shares                                          280,388
                                                         ----------
    Total Employee Stock Ownership Plan Shares              300,000
                                                         ==========

Fair value of unallocated shares                         $    2,278

9.   SEGMENT INFORMATION

The reportable segments are determined by the products and services offered, primarily distinguished between banking, tax refund services and mortgage banking operations. Loans, investments, deposits and fees provide the revenues in the banking operation, fees from refund anticipation loans and electronic refund checks provide the revenues for the tax refund services, and servicing fees and loan sales provide the revenues in mortgage banking. All operations are domestic.

The accounting policies used are the same as those described in the summary of significant accounting policies. Income taxes are allocated and indirect expenses are allocated on revenue. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

                                                      Three Months Ended March 31, 2000

                                                          Tax Refund      Mortgage       Consolidated
                                          Banking          Services        Banking          Totals

(in thousands)

Net interest income                    $     11,840     $      2,277    $         63     $     14,180
Provision for loan losses                       188              347                              535
Electronic refund check fees                                     955                              955
Net gain on sale of loans                                                        201              201
Other revenue                                 1,293               48             (74)           1,267
Non-interest expense                          9,933              494             186           10,613
Income tax expense                              998              805               1            1,804
Segment profit                                2,014            1,634               3            3,651
Segment assets                            1,397,897            1,377          10,585        1,409,859

                                                      Three Months Ended March 31, 1999

                                                          Tax Refund      Mortgage       Consolidated
                                          Banking          Services        Banking          Totals

(in thousands)

Net interest income                    $     11,066     $        982    $         95     $     12,143
Provision for loan losses                       654              200                              854
Electronic refund check fees                                     861                              861
Net gain on sale of loans                                                      1,397            1,397
Other revenue                                 1,444                8             (42)           1,410
Non-interest expense                          8,804              429             656            9,889
Income tax expense                            1,023              411             270            1,704
Segment profit                                2,029              811             524            3,364
Segment assets                            1,192,432              592          11,499        1,204,523

PART 1

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc., headquartered in Louisville, Kentucky, was incorporated on January 2, 1974. Republic Bank & Trust Company (Bank) is a commercial banking and trust corporation organized and chartered under the laws of the Commonwealth of Kentucky. The Bank is also headquartered in Louisville, Kentucky and provides banking services through 21 banking centers throughout Kentucky and a loan production office in southern Indiana. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities and trust services. The Bank's lending services include the origination of real estate, commercial and consumer loans. Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. Regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (and the Federal Reserve Bank of St. Louis) and the Kentucky Department of Financial Institutions.

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

OVERVIEW

Net income for the first quarter of 2000 was $3.7 million, up from $3.4 million for the same period in 1999. Class A and B diluted earnings per share for the quarter ending March 31, 2000 were $0.21 up 11% over the same period in 1999. The increase in earnings during the first quarter of 2000 reflects a strong financial performance in many areas of the Company, particularly Refunds Now. Refunds Now, a wholly owned subsidiary of the Bank, is a rapid tax refund service that operates through a nationwide network of over 1,300 tax offices. Total revenues for Refunds Now increased 68% over the comparable period in 1999 to $2.9 million at March 31, 2000. The increase in revenue was due to increased volume and change in product mix. Through additional marketing efforts management expects Refunds Now to have continued success in gaining additional market share for its rapid tax refund products.

Republic's total assets at March 31, 2000 grew to over $1.4 billion. Net loans increased $35 million from December 31, 1999 to approximately $1.1 billion at March 31, 2000. The residential real estate portfolio grew $15 million and the commercial real estate portfolio increased $19 million. This growth was due to continued loan demand in Republic's markets and the further development of Republic's commercial and business banking services.

Funding for loan growth was primarily derived from deposits, which increased $31 million from December 31, 1999. Non-interest bearing deposits increased more than $25 million, primarily as a result of Republic's cash management programs. Money market deposits and CD's also had healthy increases from December 31, 1999, as Republic continued to aggressively pursue deposits through its banking centers and the Internet.

Republic continues to evaluate and implement operating efficiencies in its product delivery systems. During the first quarter of 2000, the Company finalized the centralization of its loan administration operations. Reductions in loan administration staffing requirements helped offset the costs associated with banking center expansion. The reduction was achieved through attrition and did not result in any significant reorganization costs. Centralization of loan administration functions is expected to allow Republic to have additional loan growth without substantial increases in its loan administration expenses.

During the first quarter of 2000 Republic opened a new facility in the City of Prospect (Louisville metropolitan area), bringing Republic's total number of banking centers in Kentucky's largest metropolitan area to eleven. Republic has 21 banking centers, a loan production office and 36 ATMs serving its clients in Kentucky and Indiana.

Republicbank.com increased its deposits to more than $51 million from 47 states at March 31, 2000. Republic continues to expand its products and service offerings at republicbank.com to attract new customers and provide expanded services to existing Internet clients. Republicbank.com intends to make on-line brokerage services available to the Bank's customers during the second quarter. Overall, 16% of the Bank's existing customers are using republicbank.com, exceeding management's initial projections.

REFUNDS NOW

Refunds Now is a rapid refund tax processing service for taxpayers receiving both federal and state tax refunds through a nationwide network of tax preparers. Refund anticipation loans ("RALs") are made to taxpayers filing income tax returns electronically. The RALs are repaid by the taxpayer when the taxpayer's refunds are electronically received by the Bank from governmental taxing authorities. Refunds Now also provides electronic refund checks ("ERCs") to taxpayers. After receiving refunds electronically from governmental taxing authorities, checks are issued to taxpayers for the amount of their refund, less fees. During the three months ended March 31, 2000, Refunds Now generated $2.0 million in electronic tax refund loan fees, compared to $890,000 for the same period in 1999. Refunds Now also received $955,000 in electronic refund check fees in the first quarter of 2000, compared to $861,000 during first quarter 1999. In addition, RAL volume was up almost 264% from the first quarter of 1999. The increase in revenues for Refunds Now resulted from a 36% increase in tax offices served and a 63% increase in the tax refunds processed during the first quarter of 2000. Refunds Now expects to continue to aggressively market its products to additional tax preparers during 2000 for the 2001 tax season. Substantially all of the income realized by the Bank from the activities of Refunds Now is recognized during the first quarter of the year.

RESULTS OF OPERATIONS

Net Interest Income. For the first quarter 2000, net interest income was $14.2 million, up $2.1 million over the $12.1 million attained during first quarter 1999. Overall, the net interest rate spread increased slightly from 3.51% during first quarter of 1999 to 3.54% in the comparable quarter of 2000. The Bank's net interest margin remained constant at 4.20% for both the first quarters 1999 and 2000. The increase in the net interest spread occurred because the yield on interest earning assets increased 37 basis points while the rate paid on liabilities increased 34 basis points. During the first quarter 2000, average interest-earning assets were $1.3 billion, an increase of $193 million over first quarter 1999. Total average interest bearing liabilities increased from $988 million in the first quarter of 1999 to $1.2 billion in the first quarter of 2000.

Included in loan fees are RAL fees from Refunds Now of $2.0 million for first quarter 2000 and $890,000 for first quarter 1999. Excluding these fees, Republic's loan yield would have been 8.52% for first quarter 2000 and 8.51% for first quarter 1999.

Table  1  provides  detailed   information  as  to  average  balance,   interest
income/expense, and rates by major balance sheet category for the three and three months ended March 31, 2000 and 1999.

Table 1 - Average Balance Sheet Rates for First quarter, 2000 and 1999 (dollars in thousands)

                                                          Three Months Ended March 31, 2000       Three Months Ended March 31, 1999
                                                         -----------------------------------     ----------------------------------
                                                         Average        Average                  Average       Average
ASSETS                                                   Balance        Interest        Rate     Balance       Interest        Rate
                                                         -------        --------        ----     -------       --------        ----
Earning Assets:

U.S. Treasury and U.S. Government
  Agency Securities                                     $   121,665      $ 1,747        5.74%  $   138,471      $ 1,891        5.46%
State and Political Subdivision Securities                    3,687           79        8.57%        3,990           87        8.72%
Other Investments                                            33,424          537        6.43%       31,594          492        6.23%
Mortgage-Backed Securities                                  104,430        1,709        6.55%       56,760          842        5.93%
Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                                 14,608          203        5.56%        2,876           32        4.45%
Total Loans and Fees                                      1,071,560       24,807        9.26%      922,226       20,511        8.90%
                                                        -----------      -------               -----------      -------
Total Earning Assets                                      1,349,374       29,082        8.62%    1,155,917       23,855        8.25%
                                                        -----------      -------               -----------      -------
Less: Allowance for Loan Losses                              (7,862)                                (7,929)
Non-Earning Assets:
Cash and Due From Banks                                      24,331                                 18,447
Bank Premises and Equipment, Net                             19,156                                 16,460
Other Assets                                                 14,731                                 12,883
                                                        -----------                            -----------
Total Assets                                            $ 1,399,730                            $ 1,195,778
                                                        ===========                            ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:
Transaction Accounts                                    $   125,127      $   835        2.67%  $    73,414      $   349        1.90%
Money Market Accounts                                       122,550        1,425        4.65%      121,993        1,342        4.40%
Individual Retirement Accounts                               29,740          408        5.49%       23,953          322        5.38%
Certificates of Deposit and Other
  Time Deposits                                             436,740        5,882        5.39%      458,606        6,050        5.28%
Repurchase Agreements and Other
  Short-Term Borrowings                                     219,477        2,813        5.13%      123,110        1,245        4.05%
Other Borrowings                                            240,316        3,539        5.89%      186,534        2,404        5.16%
                                                        -----------      -------               -----------      -------
Total Interest Bearing Liabilities                        1,173,950       14,902        5.08%      987,610       11,712        4.74%
Non-Interest Bearing Liabilities:
Non-Interest Bearing Deposits                               106,796                                 92,899
Other Liabilities                                            13,092                                 11,949
Stockholders' Equity                                        105,892                                103,320
                                                        -----------                            -----------
Total Liabilities and Stockholders'
  Equity                                                $ 1,399,730                            $ 1,195,778
                                                        ===========                            ===========
Net Interest Income                                                      $14,180                                $12,143
                                                                         =======                                =======
Net Interest Spread                                                                     3.54%                                  3.51%
                                                                                        ====                                   ====
Net Interest Margin                                                                     4.20%                                  4.20%
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

Table 2 - Volume/Rate Variance Analysis (in thousands)

                                                                Three Months Ended March 31, 2000
                                                                           Compared to
                                                                Three Months Ended March 31, 1999
                                                                       Increase/(Decrease)
                                                                             due to
                                                               Total Net
                                                                 Change       Volume        Rate

Interest Income:
U.S. Treasury and Government Agency Securities                  $  (144)     $  (230)      $   86
State and Political Subdivision Securities                           (8)          (7)          (1)
Other Investments                                                    45           28           17
Mortgage-Backed Securities                                          867          707          160
Federal Funds Sold                                                  171          131           40
Total Loans and Fees (1)                                          4,296        3,321          975
                                                                -------      -------       ------
     Net Change in Interest Income                                5,227        3,950        1,277
                                                                -------      -------       ------
Interest Expense:
Interest Bearing Transaction Accounts                               486          246          240
Money Market Accounts                                                83            6           77
Individual Retirement Accounts                                       86           78            8
Certificates of Deposit and Other Time Deposits                    (168)        (288)         120
Repurchase Agreements and Other
     Short-Term Borrowings                                        1,568          975          593
Other Borrowings                                                  1,135          693          442
                                                                -------      -------       ------
     Net Change in Interest Expense                               3,190        1,710        1,480
                                                                -------      -------       ------
Increase in Net Interest Income                                 $ 2,037      $ 2,240       $ (203)
                                                                =======      =======       ======

(1) The amount of fees in interest on loans was approximately $2.3 million and $1.1 million for the periods ended March 31, 2000 and 1999, respectively.

Non-Interest Income. Non-interest income was $2.4 million during first quarter 2000, down from $3.7 million during first quarter of 1999. The decrease was principally due to a reduction in gains generated from sales of loans into the secondary market and sales of securities.

Revenue from mortgage banking activities declined during the three-month period ending March 31, 2000 as a result of reduced secondary market sales volume. The market's interest-rate environment heavily influences secondary market residential loan originations and, correspondingly, consumer-refinance activity. For the first quarter of 2000, market interest rates were above first quarter 1999 levels, which led to lower secondary market originations and sales volumes. As a result, gains from sales of loans decreased to $201,000 for the three-month period ended March 31, 2000 compared to $1.4 million during the same period in 1999. Given the rise in interest rates from 1999, management believes that the secondary market sales volume, comprised of fixed rate products, are likely to continue at current levels. Management also believes that this reduction in secondary market gains on the sale of loans will be partially offset by increased interest income generated by further growth in the Bank's loan portfolio. In addition, management believes that the decline in mortgage banking activities may be moderated by decreased commission costs due to lower origination volume.

Non-Interest Expense. Total non-interest expense was $10.6 million in first quarter 2000, compared to $9.9 million for first quarter 1999. The increase for the three months ended March 31, 2000 was primarily attributable to costs associated with occupancy and equipment and other expenses.

Salary and employee benefit expenses decreased slightly for the first quarter 2000 over first quarter 1999. Republic's overall staffing level decreased slightly to 477 full-time equivalent employees ("FTE's") at March 31, 2000, compared to 480 FTE's at March 31, 1999. Overall salary cost and staffing remained constant as Republic's staffing reductions associated with the centralization of its loan administrative operations was offset by staffing increases associated with additional banking center locations, commercial lending, cash management and trust initiatives.

Occupancy and equipment expense increased $200,000 for first quarter 2000 compared to first quarter 1999. The increase is largely attributable to the costs associated with the opening of two additional banking centers. It is also anticipated that additional expenses will be incurred for technology enhancements for deposit, lending and customer support systems during the remainder of 2000.

Other expenses increased $400,000 for first quarter 2000 compared to first quarter 1999. The increase is primarily due to one Bank fraud loss totaling approximately $300,000.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER 31, 1999

SECURITIES AVAILABLE FOR SALE. Securities available-for-sale consists primarily of mortgage-backed securities, U.S. Treasury and U.S. Government Agencies and Corporate bonds with a weighted average maturity of 3.4 years. Securities available-for-sale decreased from $182 million at December 31, 1999 to $162 million at March 31, 2000.

SECURITIES TO BE HELD TO MATURITY. Securities to-be-held-to-maturity increased from $33 million at December 31, 1999 to $93 million at March 31, 2000. The increase occurred as Republic classified new security purchases and proceeds from securities sales in the held-to-maturity category. Securities to-be-held-to-maturity consists primarily of U.S. Treasury and U.S government Agencies as well as collateralized mortgage obligations (CMOs). CMOs, which have a monthly repricing frequency, have a weighted average maturity of 17.5 years, while the remaining portfolio has a weighted average maturity of 2.6 years.

LOANS.  Net loans  increased  $35  million  to $1.1  billion  at March 31,  2000 compared to $1.0 billion at December 31, 1999. The increase in loans was primarily in the secured real estate lending portfolio. The rise in residential real estate loan volume was a result of continued consumer demand for Republic's portfolio products, primarily adjustable-rate mortgages. Republic also had healthy growth in its commercial real estate lending portfolio as a result of the Bank's ongoing emphasis on commercial lending.

ALLOWANCE AND PROVISION FOR LOAN LOSSES. The provision for loan losses was $535,000 in the first quarter of 2000, compared to $854,000 in the first quarter of 1999. Overall, net charge-offs decreased 29% during the first quarter of 2000 compared to the same period in 1999. The decrease in charge-offs in the unsecured consumer loan portfolio was partially offset by an increase of $300,000 in charge-offs of tax refund loans. This increase was primarily due to a rise in RAL products sold compared to 1999. The increase in recoveries was substantially the result of improved collection efforts on RALs.

The allowance for loan losses remained at $7.9 million from December 31, 1999 to March 31, 2000. Management believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2000. Management has considered the effect of increased commercial lending on the allowance, and that effect has been largely offset by the Bank's decreased exposure in its unsecured consumer portfolio.

Table 3 below depicts the allowance activity by loan type for the three and three months ended March 31, 2000 and 1999.

Table 3 - Summary of Loan Loss Experience

                                                          Three Months Ended
                                                                March 31,
                                                         2000             1999
(in thousands)

Allowance for loan losses:
     Balance-beginning of period                       $ 7,862          $ 7,862

Charge-offs:
     Real Estate                                          (131)            (180)
     Commercial                                             (8)              (7)
     Consumer                                             (200)            (507)
     Tax Refund Loans                                     (500)            (200)
                                                       -------          -------
       Total                                              (839)            (894)
                                                       -------          -------
Recoveries:
     Real Estate                                             1                6
     Commercial
     Consumer                                              150              134
     Tax Refund Loans                                      153
                                                       -------          -------
       Total                                               304              140
                                                       -------          -------
Net charge-offs                                           (535)            (754)

Provision for loan losses                                  535              854
                                                       -------          -------
Allowance for loan losses:
     Balance-end of period                             $ 7,862          $ 7,962
                                                       =======          =======

Deposits. Total deposits were $832 million at March 31, 2000 compared to $801 million at December 31, 1999. The increase in deposits was primarily in Republic's lower cost transaction accounts. Non-interest bearing deposits have increased by approximately 30% since December 31, 1999. Republic's growth in deposits was the result of management's ongoing emphasis on its commercial cash management program, retail deposit gathering and its successful Internet banking initiative. As of March 31, 2000, Republic had $37 million in money market accounts and $14 million in CD's which had been opened through the Internet.
Republic plans to continue development of its deposit gathering programs by utilizing commissioned deposit originators and offering competitive products in its existing markets, including republicbank.com.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due or are deemed uncollectible. At March 31, 2000, Republic had $101,000 in consumer loans 90 days or more past due compared to $256,000 at December 31, 1999. The reduction in consumer loans 90 days or more past due is largely attributable to the overall reduction in outstanding loans associated with the Bank's Pre-Approved and All-Purpose unsecured loan programs.

The Bank's level of delinquent loans increased slightly to 1.40% at March 31, 2000, up from 1.29% at December 31, 1999. Republic experienced a modest increase in total non-performing loans from $3.7 million at December 31, 1999 to $4.3 million at March 31, 2000. This increase is not deemed by management to reflect any adverse change in overall asset quality. Other real estate owned increased from $218,000 at December 31, 1999 to $690,000 at March 31, 2000. The increase was solely attributable to one commercial property in the amount of $500,000 that was subsequently sold early in the second quarter of 2000. Management does not consider the modest overall increase in non-performing assets during the quarter to be material.

Table 4 provides information related to non-performing assets and loans 90 days or more past due.

Table 4 - Non-Performing Loans

                                                            March 31,   Dec. 31,
(dollars in thousands)                                        2000        1999

Loans on non-accrual status (1)(2)                           $3,068      $2,721
Loans past due 90 days or more                                1,257         968
                                                             ------      ------
Total non-performing loans                                    4,325       3,689

Other real estate owned                                         690         218
                                                             ------      ------
Total non-performing assets                                  $5,015      $3,907
                                                             ======      ======

Percentage of non-performing loans to total loans               .40%        .35%
Percentage of non-performing assets to total loans              .47%        .38%

(1) The table is exclusive of impaired loans which remained on accrual status.

(2) Interest income that would have been earned and received on non-accrual loans was not material.

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount may not be collected. Impaired loans consist of one commercial real estate loan that decreased from December 31, 1999 to approximately $500,000 at March 31, 2000.

LIQUIDITY

Republic maintains sufficient liquidity in order to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand. Funding and cash flows can also be realized from the available-for-sale portion of the securities portfolio and paydowns from the loan portfolio. Republic's banking centers also provide access to their retail deposit markets. Approximately $90 million of deposits and collateralized sweeps are attributable to three customer relationships at March 31, 2000. These funds are short-term in nature and subject to immediate withdrawal by these entities. Should these funds be removed, Republic has the ability to replenish these funds through various funding sources noted below. Republic has established lines of credit with other financial institutions, the FHLB and brokerage firms. While Republic utilizes numerous funding sources in order to meet liquidity requirements, FHLB borrowings remain a material component of management's balance sheet strategy.

CAPITAL

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic's average capital to average assets ratio was 7.57% at March 31, 2000 compared to 8.27% at December 31, 1999. Republic continues to exceed the minimum regulatory requirements for Tier I, Tier I Leverage and total risk-based capital. The Bank expects to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC. Table 5 below indicates the capital ratios at March 31, 2000.

Table 5 - Capital Ratios

                                                                                                            Minimum
                                                                                                          Requirement
                                                                                        Minimum           To Be Well
                                                                                      Requirement         Capitalized
                                                                                      For Capital         Under Prompt
                                                                                       Adequacy            Corrective
                                                            Actual                     Purposes         Action Provisions
                                                            Amount      Ratio       Amount    Ratio     Amount     Ratio
                                                                              (dollars in thousands)
Total Risk Based Capital (to Risk Weighted Assets)
    Consolidated                                           $124,818     14.09%     $ 70,869     8%     $ 88,586     10%
    Bank only                                              $120,672     13.62%     $ 70,865     8%     $ 88,582     10%

Tier I Capital (to Risk Weighted Assets)
    Consolidated                                           $116,956     13.20%     $ 35,434     4%     $ 53,152      6%
    Bank only                                              $112,810     12.74%     $ 35,433     4%     $ 53,149      6%

Tier I Leverage Capital (to Average Assets)
    Consolidated                                           $116,956      8.36%     $ 55,989     4%     $ 69,987      5%
    Bank only                                              $112,810      8.06%     $ 55,983     4%     $ 69,979      5%

Kentucky banking regulations limit the amount of dividends that may be paid to Republic by the Bank without prior approval of the Bank's regulatory agency. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the Bank's current year's net income, as defined in the regulations, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At March 31, 2000, the Bank had approximately $18 million of retained earnings that could be utilized for payment of dividends if authorized by the Board of Directors.

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

Republic's interest sensitivity profile changed from December 31, 1999 to March 31, 2000. Given a sustained 200 basis point downward shock to the yield curve used in the simulation model, Republic's base net interest income would increase by an estimated 4.17% at March 31, 2000 compared to an increase of 2.47% at December 31, 1999. Given a 200 basis point increase in the yield curve Republic's base net interest income would decrease by an estimated 6.62% at March 31, 2000 compared to a decrease of 4.49% at December 31, 1999. The overall product mix has substantially remained constant from December 31, 1999 to March 31, 2000. However, the overall interest sensitivity profile changed due to rising interest rates during the quarter and growth.

The interest sensitivity profile of Republic at any point in time will be effected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. The table below is representative only and is not a precise measurement of the effect of changing interest rates on Republic's interest income in the future.

Table 6 - Interest Rate Sensitivity

                                                                               March 31, 2000
                                                  Decrease in Rates                                       Increase in Rates
                                                  -----------------                                       -----------------
                                                200               100                                   100                200
                                            Basis Points      Basis Points           Base           Basis Points       Basis Points
                                                                            (dollars in thousands)

Projected interest income
Loans                                        $  90,141          $  92,905          $  96,820         $ 100,485           $ 103,454
Investments                                     15,567             16,491             17,371            18,101              18,784
Short-term investments                              24                 49                  3
                                             ---------          ---------          ---------         ---------           ---------
Total interest income                          105,732            109,445            114,194           118,586             122,238

Projected interest expense
Deposits                                        31,502             35,789             40,112            44,429              48,715
Other borrowings                                19,465             21,704             24,208            27,586              30,335
                                             ---------          ---------          ---------         ---------           ---------
Total interest expense                          50,967             57,493             64,320            72,015              79,050

Net interest income                          $  54,765          $  51,952          $  49,874         $  46,571           $  43,188
Change from base                             $   4,891          $   2,078                            $  (3,303)          $  (6,686)
% Change from base                                9.81%              4.17%                               (6.62)%            (13.41)%

                                                                             December 31, 1999
                                                  Decrease in Rates                                       Increase in Rates
                                                  -----------------                                       -----------------
                                                200               100                                   100                200
                                            Basis Points      Basis Points           Base           Basis Points       Basis Points
                                                                            (dollars in thousands)

Projected interest income
Loans                                        $  82,805          $  87,101          $  92,825         $  97,350           $ 101,418
Investments                                     13,311             13,862             14,191            14,565              14,914
Short-term investments                             353                871                585               613                 631
                                             ---------          ---------          ---------         ---------           ---------
Total interest income                           96,469            101,834            107,601           112,528             116,963

Projected interest expense
Deposits                                        28,261             31,367             34,736            38,277              41,834
Other borrowings                                16,622             20,047             23,661            27,256              30,866
                                             ---------          ---------          ---------         ---------           ---------
Total interest expense                          44,883             51,414             58,397            65,533              72,700

Net interest income                          $  51,586          $  50,420          $  49,204         $  46,995           $  44,263
Change from base                             $   2,382          $   1,216                               (2,209)          $  (4,941)
% Change from base                                4.84%              2.47%                               (4.49)%            (10.04)%

YEAR 2000

Republic undertook a project (the "Year 2000 Project") to identify and assess the readiness of its computer systems, programs and other infrastructure that could be affected by the Year 2000 issue and to remedy any problems identified. Management believes that its Year 2000 Project proceeded successfully as all operating systems performed well during the year change.

Republic has incurred costs of approximately $804,000 attributable to year 2000 remediation and anticipates total costs and charges to be in an approximate range of $1.2 to $1.4 million. A large proportion of the remaining budgeted costs to be incurred are related to the Year 2000 employee retention program, with the majority not being fully earned until the end of 2000. Actual expenses could vary from management's estimates if unforeseen circumstances were to arise.


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

PART II - OTHER INFORMATION

Item 1.    Legal proceedings

     On April 21, 2000, Beneficial Franchise Company Inc. filed a lawsuit in the United States District Court for the Northern District of Illinois at Chicago against Bank One, N.A., First Security Bank, River City Bank, Santa Barbara Bank & Trust and the Company. The lawsuit alleges that the operations infringe on three patents owned by Beneficial and induce others to infringe the patents. Beneficial seeks unspecified damages against all defendants. The Company intends to vigorously defend the litigation.

Item 2.    Changes in securities

During the first quarter of 2000, Republic issued approximately 1,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

Item 6.    Exhibits and Reports on Form 8-K

     The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 34.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Republic Bancorp, Inc.

                                  (Registrant)

                                                    Principal Executive Officer:

Date: May 15, 2000                                  /s/ Steven E. Trager
      ------------                                  --------------------
                                                    Steven E. Trager
                                                    Chief Executive Officer

                                                    Principal Financial Officer:

Date: May 15, 2000                                  /s/ Mark A. Vogt
      ------------                                  ----------------
                                                    Mark A. Vogt
                                                    Chief Financial Officer

EXHIBIT INDEX

                                                             Incorporated
Exhibit          Description                                 By Reference To
-------          -----------                                 ---------------
11               Statement Regarding                         Filed as Exhibit 11
                 Computation of Per                          on page 35 of this
                 Share Earnings                              Form 10-Q for the
                                                             period ended
                                                             March 31, 2000

27               Financial Data Schedule                     Filed as Exhibit 27
                                                             on page 36 of this
                                                             Form 10-Q for the
                                                             period ended
                                                             March 31, 2000

Exhibit 11.

Statement Regarding Computation of Per Share Earnings

See Item 1, Note 7 "Earnings Per Share" for calculations.