Form 10-Q
period 2000-06-30
REPUBLIC BANCORP INC /KY/
filed 2000-08-14
CIK 921557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
            X Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000
                                       OR
            Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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

                                  [X] Yes [ ]No

The number of shares outstanding of the issuer's class of common stock as of the latest practicable date: 14,769,702 shares of Class A Common Stock and 2,094,172 shares of Class B Common Stock as of August 3, 2000.

The Exhibit index is on page 34. This filing contains 37 pages (including this facing sheet).

REPUBLIC BANCORP, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements                                                4-18
Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             18-31
Item 3. Quantitative and Qualitative Disclosures about Market Risk            31

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                               32

Item 2.       Changes in Securities                                           32

Item 6.       Exhibits and Reports on Form 8-K                                32
              Signatures                                                      33

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Republic Bancorp, Inc.
Louisville, Kentucky

We have reviewed the consolidated balance sheet of Republic Bancorp, Inc. as of June 30, 2000 and the related consolidated statements of income and comprehensive income for the quarter and year-to-date periods ended June 30, 2000 and 1999, the consolidated statements of cash flows for the year-to-date periods ended June 30, 2000 and 1999, and the consolidated statement of changes in stockholders' equity for the year-to-date period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Crowe, Chizek and Company LLP

Louisville, Kentucky
August 11, 2000

PART I

ITEM 1

REPUBLIC BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

                                                     June 30,       December 31,
                                                      2000              1999
ASSETS:
Cash and due from banks                            $    27,439      $    20,827
Federal funds sold and securities purchased
  under agreements to resell                                             46,700
Securities available for sale                          160,723          181,627
Securities to be held to maturity                       90,556           32,931
Mortgage loans held for sale                             6,047            7,408
Loans, less allowance for loan losses of
  $7,862 (2000 and 1999)                             1,106,118        1,031,512
Federal Home Loan Bank stock                            15,586           15,054
Accrued interest receivable                             10,389            9,162
Premises and equipment, net                             19,354           18,986
Other assets                                             5,613            4,776
                                                   -----------      -----------
TOTAL                                              $ 1,441,825      $ 1,368,983
                                                   ===========      ===========
LIABILITIES:
Deposits:
  Non-interest bearing                             $   103,294      $    84,256
  Interest bearing                                     730,700          716,653
Securities sold under agreements to repurchase
  and other short-term borrowings                      232,944          215,718
Other borrowed funds                                   247,991          231,383
Accrued interest payable                                 3,618            3,942
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                      6,352            6,352
Other liabilities                                        8,590            6,909
                                                   -----------      -----------
  Total liabilities                                  1,333,489        1,265,213
                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A and Class B Common stock, no par value           4,076            4,099
Additional paid-in capital                              33,374           33,617
Retained earnings                                       78,675           73,600
Unearned Employee Stock Ownership Plan shares           (3,475)          (3,620)
Accumulated other comprehensive income (loss)           (4,314)          (3,926)
                                                   -----------      -----------
  Total stockholders' equity                           108,336          103,770
                                                   -----------      -----------
TOTAL                                              $ 1,441,825      $ 1,368,983
                                                   ===========      ===========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (in thousands, except per share data)

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                           2000        1999        2000        1999
INTEREST INCOME:
   Loans, including fees                                 $ 24,366    $ 20,050    $ 49,173    $ 40,561
   Securities available for sale                            2,330       2,894       4,947       5,601
   Securities to be held to maturity:
       Taxable                                              1,690         157       2,861         489
       Non-taxable                                             21          25          42          48
   FHLB dividends                                             264         256         527         506
   Other                                                       46           4         249          36
                                                         --------    --------    --------    --------
       Total interest income                               28,717      23,386      57,799      47,241
                                                         --------    --------    --------    --------
INTEREST EXPENSE:
   Deposits                                                 9,026       7,965      17,576      16,028
   Short-term borrowings                                    3,226       1,138       6,039       2,383
   Other borrowed funds                                     3,785       2,680       7,324       5,084
                                                         --------    --------    --------    --------
       Total interest expense                              16,037      11,783      30,939      23,495
                                                         --------    --------    --------    --------
NET INTEREST INCOME                                        12,680      11,603      26,860      23,746

PROVISION FOR LOAN LOSSES                                     432         419         967       1,273
                                                         --------    --------    --------    --------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                               12,248      11,184      25,893      22,473
                                                         --------    --------    --------    --------
NON-INTEREST INCOME:
   Service charges on deposit accounts                        970         913       1,904       1,761
   Electronic refund check fees                               109         197       1,064       1,058
   Other service charges and fees                              61         152         143         295
   Loan servicing income                                       94         120         191         238
   Net gain on sale of loans                                  388         658         589       2,055
   Net gain (loss) on sale of securities                                   54        (161)        184
   Other                                                      292         245         607         416
                                                         --------    --------    --------    --------
       Total non-interest income                            1,914       2,339       4,337       6,007
                                                         --------    --------    --------    --------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                           5,020       5,201      10,627      10,831
   Occupancy and equipment                                  2,176       1,934       4,357       3,916
   Communication and transportation                           547         417       1,046         871
   Marketing and development                                  351         358         734         691
   Supplies                                                   220         238         483         492
   Other                                                    1,368       1,164       3,048       2,400
                                                         --------    --------    --------    --------
       Total non-interest expense                           9,682       9,312      20,295      19,201
                                                         --------    --------    --------    --------
INCOME BEFORE INCOME TAXES                                  4,480       4,211       9,935       9,279

INCOME TAXES                                                1,418       1,443       3,222       3,147
                                                         --------    --------    --------    --------
NET INCOME                                               $  3,062    $  2,768    $  6,713    $  6,132
                                                         ========    ========    ========    ========

(Continued)

REPUBLIC BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (in thousands, except per share data)

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                           2000        1999        2000        1999

OTHER COMPREHENSIVE INCOME (LOSS),
   NET OF TAX:
   Change in unrealized loss on securities               $    309    $  (1,781)  $   (494)   $ (2,534)
   Reclassification of realized amount                                     (36)       106        (121)
                                                         --------    ---------   --------    --------
   Net unrealized gain/(loss) recognized in
       comprehensive income                                   309       (1,817)      (388)     (2,655)
                                                         --------    ---------   --------    --------
COMPREHENSIVE INCOME                                     $  3,371    $     951   $  6,325    $  3,477
                                                         ========    =========   ========    ========
EARNINGS PER SHARE
   Class A                                               $   0.18    $   0.17    $   0.40    $   0.36
   Class B                                               $   0.18    $   0.16    $   0.40    $   0.36

EARNINGS PER SHARE ASSUMING DILUTION
   Class A                                               $   0.18    $   0.16    $   0.39    $   0.35
   Class B                                               $   0.18    $   0.16    $   0.39    $   0.35

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (in thousands, except for per share data)

                                                                                                 Unearned
                                                                                                Empl. Stock Accumulated     Total
                                                          Common Stock      Additional           Ownership     Other        Stock-
                                                    Class A  Class B          Paid-In  Retained    Plan    Comprehensive   Holders'
                                                     Shares  Shares  Amount   Capital  Earnings   Shares    Income(Loss)   Equity

BALANCE, January 1, 2000                             14,536   2,142   $4,099  $33,617   $73,600  $(3,620)    $(3,926)     $103,770

Conversion of Class B to Class A                          6      (6)

Dividend Declared
     Common: Class A ($.0715 per share)                                                  (1,037)                            (1,037)
             Class B ($.0650 per share)                                                    (139)                              (139)

Repurchase of Class A Common                            (95)             (23)    (187)     (462)                              (672)

Commitment of 11,258 shares to be released under the
     Employee Stock Ownership Plan                       11                       (56)               145                        89

Net change in accumulated other
     comprehensive income (loss)                                                                                (388)         (388)

Net Income                                                                                6,713                              6,713
                                                     ------   -----   ------  -------   -------  -------     -------      --------

BALANCE, June 30, 2000                               14,458   2,136   $4,076  $33,374   $78,675  $(3,475)    $(4,314)     $108,336
                                                     ======   =====   ======  =======   =======  =======     =======      ========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (in thousands)

                                                                                    2000          1999
OPERATING ACTIVITIES:
  Net income                                                                      $  6,713      $  6,132
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization of premises and equipment                        1,977         1,876
      Amortization and accretion of securities                                          96           235
      FHLB stock dividends                                                            (532)         (494)
      Provision for loan losses                                                        967         1,273
      Net loss (gain) on sale of securities                                            161          (184)
      Net gain on sale of loans                                                       (589)       (2,055)
      Proceeds from sale of loans                                                   56,992       145,014
      Origination of mortgage loans held for sale                                  (55,042)     (116,841)
      Employee Stock Ownership Plan expense                                             89           100
      Changes in assets and liabilities:
        Other assets                                                                (1,080)          913
        Other liabilities                                                            1,357          (574)
                                                                                  --------      --------
          Net cash provided by operating activities                                 11,109        35,395
                                                                                  --------      --------
INVESTING ACTIVITIES:
  Purchases of securities available for sale                                       (15,203)      (84,615)
  Purchases of securities to be held to maturity                                   (73,044)
  Proceeds from maturities of securities to be held to maturity                     15,486        18,364
  Proceeds from maturities and paydowns of securities available for sale             7,749        47,323
  Proceeds from sales of securities available for sale                              27,569        20,244
  Net increase in loans                                                            (76,480)      (76,639)
  Purchases of premises and equipment                                               (2,345)       (3,241)
  Disposal of premises and equipment                                                                   9
                                                                                  --------      --------
          Net cash used in investing activities                                   (116,268)      (78,555)
                                                                                  --------      --------
FINANCING ACTIVITIES:
  Net increase in deposits                                                          33,085        33,055
  Net change in securities sold under agreement to
      repurchase and other short-term borrowings                                    17,226       (50,952)
  Payments on other borrowings                                                     (53,242)      (52,313)
  Proceeds from other borrowings                                                    69,850       101,600
  Purchase of shares for Employee Stock Ownership Plan                                            (3,873)
  Repurchase of Class A Common Stock                                                  (672)       (1,643)
  Cash dividends paid                                                               (1,176)         (923)
                                                                                  --------      --------
          Net cash provided by financing activities                                 65,071        24,951
                                                                                  --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (40,088)      (18,209)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      67,527        39,946
                                                                                  --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 27,439      $ 21,737
                                                                                  ========      ========

(Continued)

REPUBLIC BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (in thousands)

                                                                                    2000          1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest                                                                    $ 31,263      $ 23,863
                                                                                  ========      ========
      Income taxes                                                                $  2,455      $  3,396
                                                                                  ========      ========
      Transfers from loans to real estate
           acquired in settlement of loans                                        $    907      $  1,352
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic's annual report on Form 10-K for the year ended December 31, 1999.

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

2.  SECURITIES

Securities Available For Sale:
                                                                      June 30, 2000
                                                                      (in thousands)

                                                                     Gross          Gross
                                                    Amortized      Unrealized     Unrealized     Fair
                                                       Cost          Gains          Losses       Value
U.S. Treasury Securities and U.S.
  Government Agencies                                $ 82,353       $              $ (1,899)   $ 80,454
Mortgage-backed securities                             65,548                        (3,361)     62,187
Corporate bonds                                        19,236                        (1,154)     18,082
                                                     --------       --------       --------    --------
Total securities available for sale                  $167,137       $              $ (6,414)   $160,723
                                                     ========       ========       ========    ========

Securities To Be Held To Maturity:
                                                                      June 30, 2000
                                                                      (in thousands)

                                                                     Gross          Gross
                                                    Amortized      Unrealized     Unrealized     Fair
                                                       Cost          Gains          Losses       Value
U.S. Treasury Securities and U.S.
  Government Agencies                                $ 35,243                      $  (208)    $ 35,035
Obligations of state and political
  subdivisions                                          1,235       $     74            (1)       1,308
Mortgage-backed securities                             54,078                       (1,465)      52,613
                                                     --------       --------      --------     --------
Total securities to be held to maturity              $ 90,556       $     74      $ (1,674)    $ 88,956
                                                     ========       ========      ========     ========

Securities having an amortized cost of $208 million and a fair value of $202 million at June 30, 2000, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

3.  LOANS

                                                   June 30, 2000   Dec. 31, 1999
                                                   -----------------------------
                                                            (in thousands)

Residential real estate                            $   647,302      $   636,012
Commercial real estate                                 214,487          163,064
Real estate construction                                73,588           63,928
Commercial                                              33,313           31,411
Consumer                                                34,087           39,435
Home equity                                            111,318          103,833
Other                                                    1,221            2,973
                                                   -----------      -----------
         Total loans                                 1,115,316        1,040,656
Less:
  Unearned interest income and
    unamortized loan fees                               (1,336)          (1,282)
  Allowance for loan losses                             (7,862)          (7,862)
                                                   -----------      -----------
Loans, net                                         $ 1,106,118      $ 1,031,512
                                                   ===========      ===========

The following table sets forth the changes in the allowance for loan losses:

                                             Three months ended June 30,      Six months ended June 30,
                                                2000            1999            2000            1999
                                                   (in thousands)                  (in thousands)

Balance, beginning of period                   $ 7,862         $ 7,962         $ 7,862         $ 7,862
  Provision charged to income                      432             419             967           1,273
  Charge-offs                                     (598)           (607)         (1,437)         (1,501)
  Recoveries                                       166             188             470             328
                                               -------         -------         -------         -------
Balance, end of period                         $ 7,862         $ 7,962         $ 7,862         $ 7,962
                                               =======         =======         =======         =======

Information about Republic's investment in impaired loans is as follows:

                                              June 30, 2000   Dec. 31, 1999
                                              -----------------------------
                                                      (in thousands)

Gross impaired loans                             $  784          $1,043
Less: Related allowance for loan losses             400             700
                                                 ------          ------

Net impaired loans with related allowances          384             343
Impaired loans with no related allowances
                                                 ------          ------
Total                                            $  384          $  343
                                                 ======          ======

Average impaired loans outstanding               $  784          $1,043
                                                 ======          ======

4.  DEPOSITS

                                                 June 30, 2000    Dec. 31, 1999
                                                 ------------------------------
                                                         (in thousands)

Demand (NOW, Super NOW and Money Market)           $137,717         $174,376
Internet money market accounts                       42,464           29,695
Savings                                              12,823           12,158
Money market certificates of deposit                 36,318           43,152
Individual retirement accounts                       30,781           29,380
Certificates of deposit, $100,000 and over          109,701           91,848
Other certificates of deposit                       355,967          319,558
Brokered deposits                                     4,929           16,486
                                                   --------         --------
Total interest bearing deposits                     730,700          716,653

Total non-interest bearing deposits                 103,294           84,256
                                                   --------         --------
     Total                                         $833,994         $800,909
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

                                         June 30, 2000         Dec. 31, 1999
                                         -----------------------------------
                                                   (in thousands)

Average outstanding balance                $226,742               $129,903
Average interest rate                          5.33%                  4.35%
Maximum outstanding at month end           $232,944               $217,143
End of period                              $232,944               $215,718

6.  OTHER BORROWED FUNDS

                                                                       June 30,     December 31,
                                                                         2000           1999
                                                                      -------------------------
                                                                            (in thousands)

Federal Home Loan Bank convertible fixed rate
  advances (1)                                                        $   10,000     $   10,000

Federal Home Loan Bank variable interest rate
  advances, with weighted average interest rate
  of 6.80% at June 30, 2000, due through 2001                            110,000        110,000

Federal Home Loan Bank fixed interest rate advances,
  with weighted average interest rate of 5.99%
  at June 30, 2000, due through 2003                                     127,991        111,383
                                                                      ----------     ----------
    Total                                                             $  247,991     $  231,383
                                                                      ==========     ==========

(1) During December 1998, Republic entered into a convertible fixed-rate advance totaling $10 million with a ten-year maturity. The advance was fixed for two years at 4.61%. At the end of the fixed term, the FHLB has the right to convert the fixed rate advance on a quarterly basis to a variable rate advance tied to the three month LIBOR index. The advance can be prepaid at any quarterly date without penalty, but may not be prepaid at any time during the fixed rate term.

The Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans with an unpaid principal balance of greater than 150% of the outstanding advances. Republic has sufficient collateral to borrow approximately $93 million in additional funds from the Federal Home Loan Bank. Republic also has unsecured lines of credit totaling $40 million and secured lines of $80 million available through various financial institutions that were unused as of June 30, 2000.

Aggregate future principal payments on borrowed funds as of June 30, 2000 are as follows:

     Year
     (in thousands)

     2000                                           $     67,434
     2001                                                120,557
     2002
     2003                                                 60,000
                                                    ------------
        Total                                       $    247,991
                                                    ============

7.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations are presented below.

Class A and B shares participate equally in undistributed earnings. The difference in earnings per share between the two classes of common stock results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock. The aggregate dividend premium paid on Class A Common Stock for 2000 and 1999 was approximately one-half of one cent on basic earnings per share.

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                         2000         1999         2000         1999
                                                           (in thousands)            (in thousands)
Earnings Per Share:
   Net Income available to common shares
     outstanding                                      $  3,062     $  2,768     $  6,713     $  6,132
                                                      ========     ========     ========     ========
Weighted average shares outstanding                     16,640       16,764       16,656       16,849
                                                      ========     ========     ========     ========
Earnings per share, basic:
   Class A                                            $   0.18     $   0.17     $   0.40     $   0.36
   Class B                                            $   0.18     $   0.16     $   0.40     $   0.36

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                         2000         1999         2000         1999
                                                           (in thousands)            (in thousands)
Earnings Per Share Assuming Dilution:
   Net Income                                         $  3,062     $  2,768     $  6,713     $  6,132
    Add:  Interest expense, net of tax benefit,
      on assumed conversion of guaranteed
      preferred beneficial interests in
      Republic's subordinated debentures                    87           86          174          172
                                                      --------     --------     --------     --------
    Net Income available to common
      Shareholder assuming conversion                 $  3,149     $  2,854     $  6,887     $  6,304
                                                      ========     ========     ========     ========

Weighted average shares outstanding                     16,640       16,764       16,656       16,849
Add dilutive effects of assumed
  conversion and exercise:
    Convertible guaranteed preferred
      beneficial interest in Republic's
      subordinated debentures                              635          635          635          635
    Stock options                                          233          526          298          544
                                                      --------     --------     --------     --------
Weighted average shares and dilutive
  potential shares outstanding                          17,508       17,925       17,589       18,028
                                                      ========     ========     ========     ========
Earnings per share assuming dilution:
    Class A                                           $   0.18     $   0.16     $   0.39     $   0.35
    Class B                                           $   0.18     $   0.16     $   0.39     $   0.35

Stock options for 270,000 and 251,500 shares of Class A Common Stock were excluded from the three months ended June 30, 2000 and 1999 earnings per share assuming dilution because their impact was antidilutive.

Stock options for 275,000 and 258,500 shares of Class A Common Stock were excluded from the six months ended June 30, 2000 and 1999 earnings per share assuming dilution because their impact was antidilutive.

8.       EMPLOYEE STOCK OWNERSHIP PLAN

On January 29, 1999, Republic formed an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. The ESOP borrowed $3.9 million from the Parent Company and directly and indirectly purchased 300,000 shares of Class A Common Stock from Republic's largest beneficial owner at a market value of $12.91 per share. The purchase price, determined by an independent pricing committee, was the average closing price for the thirty trading days immediately prior to the transaction. Shares in the ESOP will be allocated to eligible employees based on principal payments over the term of the loan, which is ten years. Participants become fully vested in allocated shares after five years of credited service and may receive their distributions in the form of cash or stock. For the quarter ended June 30, 2000; 5,680 shares were committed to be released resulting in ESOP compensation expense of approximately $40,000. For the six months ended June 30, 2000; 11,258 shares were committed to be released resulting in ESOP compensation expense of approximately $89,000.

Shares held by the plan at June 30, 2000 are as follows:

(dollars in thousands)                                    June 30, 2000

Allocated shares                                                   19,612
Unallocated shares                                                280,388
                                                               ----------
    Total Employee Stock Ownership Plan Shares                    300,000
                                                               ==========

Fair value of unallocated shares                               $    2,821

9.   SEGMENT INFORMATION

The reportable segments are determined by the products and services offered and are primarily distinguished between banking, tax refund services and mortgage banking. Loans, investments, deposits and fees provide the revenue for banking operations, fees from refund anticipation loans and electronic refund checks provide the revenue for tax refund services; and servicing fees and loan sales provide the revenue for mortgage banking. All operations are domestic.

The accounting policies used are the same as those described in the summary of significant accounting policies. Income taxes and indirect expenses are allocated based on revenue. Transactions among segments are made at fair value. Information reported internally for performance assessment follows:

                                                      Three Months Ended June 30, 2000

                                                         Tax Refund       Mortgage      Consolidated
                                          Banking         Services        Banking          Totals
(in thousands)

Net interest income                     $    12,531     $        55     $        94     $    12,680
Provision for loan losses                       432                                             432
Electronic refund check fees                                    109                             109
Net gain on sale of loans                                                       388             388
Other revenue                                 1,521              29            (133)          1,417
Non-interest expense                          9,155             344             183           9,682
Income tax expense                            1,388             (27)             57           1,418
Segment profit                                3,077            (124)            109           3,062
Segment assets                            1,429,005             689          12,131       1,441,825

                                                      Three Months Ended June 30, 1999

                                                         Tax Refund       Mortgage      Consolidated
                                          Banking         Services        Banking          Totals

(in thousands)

Net interest income                     $    11,440     $        78     $        85     $    11,603
Provision for loan losses                       419                                             419
Electronic refund check fees                                    197                             197
Net gain on sale of loans                                                       658             658
Other revenue                                 1,417              26              41           1,484
Non-interest expense                          8,534             151             627           9,312
Income tax expense                            1,335              55              53           1,443
Segment profit                                2,569              95             104           2,768
Segment assets                            1,222,104              15          12,526       1,234,645

                                                       Six Months Ended June 30, 2000

                                                         Tax Refund       Mortgage      Consolidated
                                          Banking         Services        Banking          Totals

(in thousands)

Net interest income                     $    24,371     $     2,332     $       157     $    26,860
Provision for loan losses                       620             347                             967
Electronic refund check fees                                  1,064                           1,064
Net gain on sale of loans                                                       589             589
Other revenue                                 2,814              77            (207)          2,684
Non-interest expense                         19,088             838             369          20,295
Income tax expense                            2,386             778              58           3,222
Segment profit                                5,091           1,510             112           6,713
Segment assets                            1,429,005             689          12,131       1,441,825

                                                       Six Months Ended June 30, 1999

                                                         Tax Refund       Mortgage      Consolidated
                                          Banking         Services        Banking          Totals

(in thousands)

Net interest income                     $    22,506     $     1,060     $       180     $    23,746
Provision for loan losses                     1,073             200                           1,273
Electronic refund check fees                                  1,058                           1,058
Net gain on sale of loans                                                     2,055           2,055
Other revenue                                 2,861              34              (1)          2,894
Non-interest expense                         17,338             580           1,283          19,201
Income tax expense                            2,358             466             323           3,147
Segment profit                                4,598             906             628           6,132
Segment assets                            1,222,104              15          12,526       1,234,645

10.  LEGAL PROCEEDINGS

The Bank is a defendant in a lawsuit which alleges that, in the course of providing banking-related services, the Bank contributed to the death of a borrower. The suit seeks approximately $6.4 million in damages. Republic believes the case is without merit and intends to vigorously defend this claim.

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

OVERVIEW

Net income for the second quarter of 2000 was $3.1 million, up $300,000 over the same period in 1999. Second quarter diluted earnings per share increased 13% over the same period in 1999, to $0.18. Republic's increased earnings were primarily due to increases in interest income resulting from steady growth of the loan portfolio, particularly commercial real estate.

Net income for the six months ended June 30, 2000 was $6.7 million, compared to $6.1 million for the same period in 1999. Republic's book value per common share, exclusive of net unrealized gains and losses on securities available for sale, increased from $6.18 at June 30, 1999 to $6.79 at June 30, 2000.

Republic's total assets grew to over $1.4 billion at June 30, 2000. Net loans increased $75 million from December 31, 1999 to over $1.1 billion at June 30, 2000. The growth in the lending portfolio was primarily due to commercial loan initiatives resulting in loan originations of more than $118 million for the first half of 2000. While loan volume remained strong, the percentage of non-performing loans to total loans remained historically low at 0.41%.

To fund the increased loan growth, Republic utilized its 21 banking centers and 35 ATM locations to market its competitive retail deposit products and cash management services. Cash management services now accounts for over $254 million of deposits and repurchase agreements under management at June 30, 2000. Republic also plans to continue attracting deposits nationally through republicbank.com, which had more than $57 million in deposits from 48 states at the close of the second quarter.

As a result of ongoing efforts to enhance fee income, Republic will formally introduce a newly developed insurance program, including title and life products, beginning in the third quarter of 2000. Republic is also continuing to promote its Trust Services area, which currently has over $900 million in assets under management. These initiatives are expected to broaden the Bank's product mix for its current customer base, as well as attract new customers.

REFUNDS NOW

Refunds Now is a rapid refund tax processing service for taxpayers receiving both federal and state tax refunds through a nationwide network of tax preparers. Refund anticipation loans ("RALs") are made to taxpayers filing income tax returns electronically. The RALs are repaid by the taxpayer when the taxpayer's refunds are electronically received by the Bank from governmental taxing authorities. Refunds Now also provides electronic refund checks ("ERCs") to taxpayers. After receiving refunds electronically from governmental taxing authorities, checks are issued to taxpayers for the amount of their refund, less fees. During the six months ended June 30, 2000, Refunds Now generated $2.0 million in electronic tax refund loan fees, compared to $944,000 for the same period in 1999. Refunds Now also received $1.1 million in electronic refund check fees in the six months ended June 30, 2000 and 1999. The increase in revenues for Refunds Now resulted from a 36% increase in tax offices served and a 63% increase in the number of tax refunds processed during the 2000 tax season. Substantially all of the income realized by the Bank from the activities of Refunds Now is recognized during the first quarter of the year.

RESULTS OF OPERATIONS

Net Interest Income. For the second quarter 2000, net interest income was $12.7 million, up 9% over the $11.6 million attained during second quarter 1999. Overall, the net interest rate spread decreased from 3.35% during second quarter 1999 to 3.04% in the comparable quarter of 2000. The Bank's net interest margin decreased from 3.97% in second quarter 1999 to 3.69% in second quarter 2000. The decrease in the net interest spread and margin occurred because the yield on interest earning assets increased 36 basis points while the rate paid on liabilities increased 67 basis points. During the second quarter 2000, average interest-earning assets were $1.4 billion, an increase of $206 million over second quarter 1999. Total average interest bearing liabilities increased from $1.0 billion in the second quarter of 1999 to $1.2 billion in the second quarter of 2000.

Net interest income for the six months ended June 30, 2000 was $26.9 million, up from $23.7 million attained in the same period during 1999. Republic's net interest rate spread decreased 14 basis points and net interest margin decreased 15 basis points for the six months ended June 30, 2000 compared to the same period in 1999. The decrease in the net interest spread and margin occurred because the yield on interest earning assets increased 36 basis points while the rate paid on liabilities increased 50 basis points. Republic's net interest margin and spread are expected to tighten if rates continue to increase.

Tables 1 and 2 provides detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the three and six months ended June 30, 2000 and 1999.

Table 1 - Average Balance Sheet Rates for Second Quarter, 2000 and 1999 (dollars in thousands)

                                                         Three Months Ended June 30, 2000       Three Months Ended June 30, 1999
                                                        -----------------------------------    -----------------------------------
                                                        Average                     Average    Average                     Average
ASSETS                                                  Balance       Interest         Rate    Balance       Interest         Rate
                                                        -------       --------         ----    -------       --------         ----
Earning Assets:
U.S. Treasury and U.S. Government
  Agency Securities                                    $   115,462     $ 1,716        5.94%  $   132,022      $ 1,782        5.40%
State and Political Subdivision Securities                   2,420          55        9.09%        3,936           87        8.84%
Other Investments                                           33,605         539        6.42%       33,430          531        6.35%
Mortgage-Backed Securities                                 117,140       1,995        6.81%       62,261          932        5.99%
Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                                 2,936          46        6.27%          274            4        5.84%
Total Loans and Fees                                     1,103,245      24,366        8.83%      937,191       20,050        8.56%
                                                       -----------     -------               -----------      -------
Total Earning Assets                                     1,374,808      28,717        8.36%    1,169,114       23,386        8.00%
                                                       -----------     -------               -----------      -------
Less: Allowance for Loan Losses                             (7,862)                               (7,962)

Non-Earning Assets:
Cash and Due From Banks                                     25,192                                19,977
Bank Premises and Equipment, Net                            19,437                                17,201
Other Assets                                                14,672                                13,548
                                                       -----------                           -----------
Total Assets                                           $ 1,426,247                           $ 1,211,878
                                                       ===========                           ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:
Transaction Accounts                                   $   125,207     $   820        2.62%  $   119,124      $   803        2.70%
Money Market Accounts                                      112,245       1,532        5.46%      133,760        1,468        4.39%
Individual Retirement Accounts                              29,910         424        5.67%       25,691          340        5.29%
Certificates of Deposit and Other
  Time Deposits                                            456,006       6,250        5.48%      411,692        5,354        5.20%
Repurchase Agreements and Other
  Short-Term Borrowings                                    234,911       3,226        5.49%      120,131        1,138        3.79%
Other Borrowings                                           247,726       3,785        6.11%      202,600        2,680        5.29%
                                                       -----------     -------               -----------      -------
Total Interest Bearing Liabilities                       1,206,005      16,037        5.32%    1,012,998       11,783        4.65%
                                                       -----------     -------               -----------      -------
Non-Interest Bearing Liabilities:
Non-Interest Bearing Deposits                               99,835                                84,505
Other Liabilities                                           12,937                                11,958
Stockholders' Equity                                       107,470                               102,417
                                                       -----------                           -----------
Total Liabilities and Stockholders'
  Equity                                               $ 1,426,247                           $ 1,211,878
                                                       ===========                           ===========
Net Interest Income                                                    $12,680                                $11,603
                                                                       =======                                =======
Net Interest Spread                                                                   3.04%                                  3.35%
                                                                                      ====                                   ====
Net Interest Margin                                                                   3.69%                                  3.97%
                                                                                      ====                                   ====

For the purposes of these calculations, non-accruing loans are included in the quarterly average loan amounts outstanding.

Table 2 - Average Balance Sheet Rates for Six Months Ended, 2000 and 1999 (dollars in thousands)

                                                          Six Months Ended June 30, 2000         Six Months Ended June 30, 1999
                                                        -----------------------------------    -----------------------------------
                                                        Average                     Average    Average                     Average
ASSETS                                                  Balance       Interest         Rate    Balance       Interest         Rate
                                                        -------       --------         ----    -------       --------         ----
Earning Assets:
U.S. Treasury and U.S. Government
  Agency Securities                                    $   118,563     $ 3,463        5.84%  $   135,229      $ 3,673        5.43%
State and Political Subdivision Securities                   3,053         134        8.78%        3,963          175        8.83%
Other Investments                                           33,516       1,076        6.42%       32,227        1,022        6.34%
Mortgage-Backed Securities                                 110,785       3,704        6.69%       59,526        1,774        5.96%
Federal Funds Sold and Securities Purchased
  Under Agreements to Resell                                 8,772         249        5.68%        1,567           36        4.59%
Total Loans and Fees                                     1,087,402      49,173        9.04%      929,747       40,561        8.73%
                                                       -----------     -------               -----------      -------
Total Earning Assets                                     1,362,091      57,799        8.49%    1,162,259       47,241        8.13%
                                                       -----------     -------               -----------      -------
Less: Allowance for Loan Losses                             (7,862)                               (7,945)

Non-Earning Assets:
Cash and Due From Banks                                     24,761                                19,465
Bank Premises and Equipment, Net                            19,297                                16,823
Other Assets                                                14,655                                13,207
                                                       -----------                           -----------
Total Assets                                           $ 1,412,942                           $ 1,203,809
                                                       ===========                           ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:
Transaction Accounts                                   $   125,168     $ 1,655        2.64%  $   115,885      $ 1,561        2.69%
Money Market Accounts                                      117,398       2,957        5.04%      127,909        2,810        4.39%
Individual Retirement Accounts                              29,825         832        5.58%       24,827          662        5.33%
Certificates of Deposit and Other
  Time Deposits                                            446,373      12,132        5.44%      415,528       10,995        5.29%
Repurchase Agreements and Other
  Short-Term Borrowings                                    226,742       6,039        5.33%      124,796        2,383        3.82%
Other Borrowings                                           244,021       7,324        6.00%      191,428        5,084        5.31%
                                                       -----------     -------               -----------      -------
Total Interest Bearing Liabilities                       1,189,527      30,939        5.20%    1,000,373       23,495        4.70%
                                                       -----------     -------               -----------      -------
Non-Interest Bearing Liabilities:
Non-Interest Bearing Deposits                              103,765                                88,627
Other Liabilities                                           12,974                                11,713
Stockholders' Equity                                       106,676                               103,096
                                                       -----------                           -----------
Total Liabilities and Stockholders'
  Equity                                               $ 1,412,942                           $ 1,203,809
                                                       ===========                           ===========
Net Interest Income                                                    $26,860                                $23,746
                                                                       =======                                =======
Net Interest Spread                                                                   3.29%                                  3.43%
                                                                                      ====                                   ====
Net Interest Margin                                                                   3.94%                                  4.09%
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

Table 3 - Volume/Rate Variance Analysis (in thousands)

                                                    Three Months Ended June 30, 2000             Six Months Ended June 30, 2000
                                                               Compared to                                Compared to
                                                    Three Months Ended June 30, 1999             Six Months Ended June 30, 1999
                                                           Increase/(Decrease)                        Increase/(Decrease)
                                                                 due to                                     due to
                                                   Total Net                                  Total Net
                                                     Change         Volume        Rate          Change        Volume        Rate
Interest Income:
U.S. Treasury and
Government Agency Securities                         $    (66)     $   (224)     $    158      $   (210)     $   (453)     $    243
State and Political
Subdivision Securities                                    (32)          (34)            2           (41)          (40)           (1)
Other Investments                                           8             3             5            54            41            13
Mortgage-Backed Securities                              1,063           821           242         1,930         1,528           402
Federal Funds Sold                                         42            39             3           213           166            47
Total Loans and Fees (1) (2)                            4,316         3,553           763         8,612         6,878         1,734
                                                     --------      --------      --------      --------      --------      --------
     Net Change in Interest Income                      5,331         4,158         1,173        10,558         8,120         2,438
                                                     --------      --------      --------      --------      --------      --------
Interest Expense:
Interest Bearing
Transaction Accounts                                       17            41           (24)           94           125           (31)
Money Market Accounts                                      64          (236)          300           147          (231)          378
Individual Retirement Accounts                             84            56            28           170           133            37
Certificates of Deposit and
Other Time Deposits                                       896           576           320         1,137           816           321
Repurchase Agreements and Other
Short-Term Borrowings                                   2,088         1,087         1,001         3,656         1,947         1,709
Other Borrowings                                        1,105           597           508         2,240         1,397           843
                                                     --------      --------      --------      --------      --------      --------
     Net Change in Interest Expense                     4,254         2,121         2,133         7,444         4,187         3,257
                                                     --------      --------      --------      --------      --------      --------
Increase in Net Interest Income                      $  1,077      $  2,037      $   (960)     $  3,114      $  3,933      $   (819)
                                                     ========      ========      ========      ========      ========      ========

(1) The amount of fees on loans in total interest income was approximately $322 and $300 for the quarters ended June 30, 2000 and 1999, respectively.

(2) The amount of fees on loans in total interest income was approximately $2,579 and $1,422 for the six months ended June 30, 2000 and 1999, respectively.

Non-Interest Income. Non-interest income was $1.9 million during second quarter 2000, down from $2.3 million during second quarter of 1999. Non-interest income was down $1.7 million for the six months ended June 30, 2000 to $4.3 million. The decrease was principally due to a reduction in gains generated from sales of loans into the secondary market and sales of securities.

Revenue from mortgage banking activities declined during the three-month and six-month periods ended June 30, 2000 as a result of reduced secondary market sales volume. The market's interest-rate environment heavily influences secondary market residential loan originations and, correspondingly, consumer-refinance activity. For the second quarter and the first half of 2000, market interest rates were above 1999 levels, which led to lower secondary market originations and sales volumes. Given the rise in interest rates from 1999, management believes that the secondary market sales volume, comprised of fixed rate products, are likely to continue at current levels. Management also believes that this reduction in secondary market gains on the sale of loans will be partially offset by increased interest income generated by further growth in the Bank's loan portfolio. In addition, management believes that the decline in mortgage banking income may be moderated by a corresponding decrease in commission costs due to lower secondary market origination volume.

Non-Interest Expense. Total non-interest expense was $9.7 million for the second quarter of 2000, compared to $9.3 million for the same period in 1999. Non-interest expense increased from $19.2 million for the six months ended June 30, 1999 to $20.3 million for the comparable period in 2000. The increases for both the three and six months ended June 30, 2000 were primarily attributable to the growth in the number of banking centers.

Salary and employee benefits decreased for both the three and six months ended June 30, 2000. Even with the addition of two banking centers, Republic's overall staffing levels decreased to 467 full-time equivalent employees ("FTE's") at June 30, 2000, compared to 488 FTE's at June 30, 1999. The decrease resulted from staffing reductions associated with further centralization of loan administration operations.

Occupancy and equipment expense increased for both the three and six months ended June 30, 2000. The increase is largely attributable to the costs associated with the opening of two additional banking centers. It is also anticipated that additional expense will be incurred for technology enhancements for deposit, lending and customer support systems during the remainder of 2000.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL. Federal funds sold and securities purchased under agreements to resell decreased $47 million from December 31, 1999 as Republic maintained a higher level of liquid funds in conjunction with its Y2K planning.

SECURITIES AVAILABLE FOR SALE. Securities available-for-sale consists primarily of mortgage-backed securities, U.S. Treasury and U.S. Government Agencies and Corporate bonds with a weighted average maturity of 3.2 years. Securities available-for-sale decreased from $182 million at December 31, 1999 to $161 million at June 30, 2000.

SECURITIES TO BE HELD TO MATURITY. Securities to-be-held-to-maturity increased from $33 million at December 31, 1999 to $91 million at June 30, 2000. The increase occurred as Republic classified new security purchases and reinvestment of proceeds from securities sales in the held-to-maturity category. Securities to-be-held-to-maturity consists primarily of U.S. Treasury and U.S Government Agencies as well as collateralized mortgage obligations (CMOs).

LOANS. Net loans increased $75 million to $1.1 billion at June 30, 2000 from December 31, 1999. The increase in loans was primarily in the secured real estate lending portfolio. Republic's commercial real estate lending portfolio increased $51 from December 31, 1999 as a result of the Bank's ongoing emphasis on commercial real estate lending. Republic also had healthy growth in residential real estate and construction lending as a result of continued consumer demand.

ALLOWANCE AND PROVISION FOR LOAN LOSSES. The provision for loan losses was $432,000 in the second quarter of 2000, compared to $419,000 in the second quarter of 1999. The provision for loan losses also decreased for the six months ended June 30, 2000, to $1.0 million. Charge-offs of $500,000 related to tax refund loans are included in the total charge-offs for the six months ended June 30, 2000. No charge-offs for these loans were attributed to the Bank during the second quarter of 2000. Excluding charge-offs and recoveries related to tax refund loans, net charge-offs decreased by approximately 36% during year-to-date 2000 compared to the same period in 1999.

The allowance for loan losses remained at $7.9 million from December 31, 1999 to June 30, 2000. Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2000. Management has considered the effect of increased commercial real estate lending on the allowance, and that effect has been largely offset by the Bank's decreased exposure in its unsecured consumer portfolio.

Table 4 below depicts the allowance activity by loan type for the three and three months ended June 30, 2000 and 1999.

Table 4 - Summary of Loan Loss Experience

                                            Three Months Ended            Six Months Ended
                                                 June 30,                     June 30,
                                             2000        1999             2000        1999
(in thousands)
Allowance for loan losses:
     Balance-beginning of period           $ 7,862     $ 7,962          $ 7,862     $ 7,862

Charge-offs:
     Real Estate                              (445)       (135)            (576)       (315)
     Commercial                                (25)        (21)             (33)        (28)
     Consumer                                 (128)       (451)            (328)       (958)
     Tax Refund Loans                                                      (500)       (200)
                                           -------     -------          -------     -------
       Total                                  (598)       (607)          (1,437)     (1,501)
                                           -------     -------          -------     -------
Recoveries:
     Real Estate                                36           3               37           9
     Commercial                                  5                            5
     Consumer                                  125         185              275         319
     Tax Refund Loans                                                       153
                                           -------     -------          -------     -------
       Total                                   166         188              470         328
                                           -------     -------          -------     -------
Net charge-offs                               (432)       (419)            (967)     (1,173)

Provision for loan losses                      432         419              967       1,273
                                           -------     -------          -------     -------
Allowance for loan losses:
     Balance-end of period                 $ 7,862     $ 7,962          $ 7,862     $ 7,962
                                           =======     =======          =======     =======

DEPOSITS. Total deposits were $834 million at June 30, 2000 compared to $801 million at December 31, 1999. Non-interest bearing deposits have increased by approximately 23% since December 31, 1999 to $103 million. Republic's growth in deposits was the result of management's ongoing emphasis on its commercial cash management program, retail deposit gathering and its successful Internet banking initiative. As of June 30, 2000, Republic had $42 million in money market accounts and $15 million in CD's which had been opened through the Internet.
Republic plans to continue development of its deposit gathering programs by hiring additional cash management personnel and offering competitive products in its existing markets, as well as republicbank.com.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due or are deemed uncollectible. At June 30, 2000, Republic had $93,000 in consumer loans 90 days or more past due compared to $256,000 at December 31, 1999. The reduction in consumer loans 90 days or more past due is largely attributable to the planned overall reduction in outstanding loans associated with the Bank's Pre-Approved and All-Purpose unsecured loan programs.

The Bank's level of delinquent loans decreased slightly to 1.27% at June 30, 2000, down from 1.29% at December 31, 1999. Republic experienced a modest increase in total non-performing loans from $3.7 million at December 31, 1999 to $4.5 million at June 30, 2000. This increase is not deemed by management to reflect any adverse change in overall asset quality. Other real estate owned increased from $218,000 at December 31, 1999 to $343,000 at June 30, 2000. Management does not consider the modest overall increase in non-performing assets during the quarter to be material or indicative of any decline in portfolio quality.

Table 5 provides information related to non-performing assets and loans 90 days or more past due.

Table 5 - Non-Performing Loans

                                                           June 30,     Dec. 31,
(dollars in thousands)                                       2000         1999
Loans on non-accrual status (1)                             $3,876       $2,721
Loans past due 90 days or more                                 669          968
                                                            ------       ------
Total non-performing loans                                   4,545        3,689

Other real estate owned                                        343          218
                                                            ------       ------
Total non-performing assets                                 $4,888       $3,907
                                                            ======       ======

Percentage of non-performing loans to total loans              .41%         .35%
Percentage of non-performing assets to total loans             .44%         .38%

(1) Interest income that would have been earned and received on non-accrual loans was not material.

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loans have been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount may not be collected. Impaired loans increased from $500,000 at December 31, 1999 to approximately $800,000 at June 30, 2000.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand. Funding and cash flows can also be realized from the available-for-sale portion of the securities portfolio and paydowns from the loan portfolio. Republic's banking centers also provide access to retail deposit markets. Approximately $89 million of deposits and collateralized sweeps are attributable to three customer relationships at June 30, 2000. These funds are short-term in nature and subject to immediate withdrawal by those entities. Should these funds be removed, Republic has the ability to replenish them through various funding sources noted below. Republic has established lines of credit with other financial institutions, the FHLB and brokerage firms. While Republic utilizes numerous funding sources in order to meet liquidity requirements, FHLB borrowings remain a material component of management's balance sheet strategy.

CAPITAL

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic's average capital to average assets ratio was 7.55% at June 30, 2000 compared to 8.27% at December 31, 1999. The decrease in Republic's capital ratio is primarily due to the successful growth of the Bank's loan portfolio. Republic continues to exceed the minimum regulatory requirements for Tier I, Tier I Leverage and total risk-based capital. The Bank expects to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC. Table 6 below depicts the capital ratios at June 30, 2000.

Table 6 - Capital Ratios

                                                                                                            Minimum
                                                                                                          Requirement
                                                                                        Minimum           To Be Well
                                                                                      Requirement         Capitalized
                                                                                      For Capital         Under Prompt
                                                                                       Adequacy            Corrective
                                                            Actual                     Purposes         Action Provisions
                                                            Amount      Ratio       Amount    Ratio     Amount     Ratio
                                                                              (dollars in thousands)
Total Risk Based Capital (to Risk Weighted Assets)
    Consolidated                                           $126,847     13.99%     $ 72,542     8%     $ 90,678     10%
    Bank only                                              $122,395     13.50%     $ 72,535     8%     $ 90,669     10%

Tier I Capital (to Risk Weighted Assets)
    Consolidated                                           $118,985     13.12%     $ 36,271     4%     $ 54,407      6%
    Bank only                                              $114,533     12.63%     $ 36,268     4%     $ 54,401      6%

Tier I Leverage Capital (to Average Assets)
    Consolidated                                           $118,985      8.34%     $ 56,518     4%     $ 70,647      5%
    Bank only                                              $114,533      8.03%     $ 56,515     4%     $ 70,644      5%

Kentucky banking regulations limit the amount of dividends that may be paid to Republic by the Bank without prior approval of the Bank's regulatory agency. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the Bank's current year's net income, as defined in the regulations, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At June 30, 2000, the Bank had approximately $19.6 million of retained earnings that could be utilized for payment of dividends if authorized by the Bank's Board of Directors.

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

Republic's interest sensitivity profile changed from December 31, 1999 to June 30, 2000. Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, Republic's base net interest income would increase by an estimated 5.37% at June 30, 2000 compared to an increase of 2.47% at December 31, 1999. Given a 100 basis point increase in the yield curve Republic's base net interest income would decrease by an estimated 6.51% at June 30, 2000 compared to a decrease of 4.49% at December 31, 1999. The overall product mix has remained substantially constant from December 31, 1999 to June 30, 2000. However, the overall interest sensitivity profile changed due to rising interest rates and growth during the quarter.

The interest sensitivity profile of Republic at any point in time will be effected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. The table below is representative only and is not a precise measurement of the effect of changing interest rates on Republic's interest income in the future.

Table 7 - Interest Rate Sensitivity

                                                                             June 30, 2000
                                               Decrease in Rates                                         Increase in Rates
                                               -----------------                                         -----------------
                                             200               100                                     100                200
                                         Basis Points      Basis Points           Base             Basis Points       Basis Points
                                                                         (dollars in thousands)
Projected interest income
Loans                                     $  97,159          $ 100,203          $ 103,542           $ 106,293           $ 107,461
Investments                                  15,461             16,438             17,421              18,131              18,836
Short-term investments                           42                 56                 40                  36                  47
                                          ---------          ---------          ---------           ---------           ---------
Total interest income                       112,662            116,697            121,003             124,460             126,344

Projected interest expense
Deposits                                     35,481             39,122             42,804              46,053              48,649
Other borrowings                             22,433             25,106             28,403              31,855              35,030
                                          ---------          ---------          ---------           ---------           ---------
Total interest expense                       57,914             64,228             71,207              77,908              83,679

Net interest income                       $  54,748          $  52,469          $  49,796           $  46,552           $  42,665
Change from base                          $   4,952          $   2,673                              $  (3,244)          $  (7,131)
% Change from base                             9.94%              5.37%                                 (6.51)%            (14.32)%

                                                                         December 31, 1999
                                               Decrease in Rates                                         Increase in Rates
                                               -----------------                                         -----------------
                                             200               100                                     100                200
                                         Basis Points      Basis Points           Base             Basis Points       Basis Points
                                                                         (dollars in thousands)
Projected interest income
Loans                                     $  82,805          $  87,101          $  92,825           $  97,350           $ 101,418
Investments                                  13,311             13,862             14,191              14,565              14,914
Short-term investments                          353                871                585                 613                 631
                                          ---------          ---------          ---------           ---------           ---------
Total interest income                        96,469            101,834            107,601             112,528             116,963

Projected interest expense
Deposits                                     28,261             31,367             34,736              38,277              41,834
Other borrowings                             16,622             20,047             23,661              27,256              30,866
                                          ---------          ---------          ---------           ---------           ---------
Total interest expense                       44,883             51,414             58,397              65,533              72,700

Net interest income                       $  51,586          $  50,420          $  49,204           $  46,995           $  44,263
Change from base                          $   2,382          $   1,216                              $  (2,209)         $   (4,941)
% Change from base                             4.84%              2.47%                                 (4.49)%            (10.04)%

NEW ACCOUNTING PRONOUNCEMENTS

See discussion in Note 1 to financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information for this item is incorporated by reference to the Asset /Liability Management and Market Risks section of Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 1.    Legal proceedings

On June 5, 1998, a suit against the Bank was filed in Jefferson County Circuit Court, Louisville, Kentucky by Esther A. Grossman, individually and as next friend of Jessica Grossman, a minor, and as administratrix of the estate of Martin L. Grossman. The suit alleges that the Bank failed to notify Mr. Grossman that his application for a $20,000 credit life insurance policy had been declined by a life insurance company and that such alleged failure to notify Mr. Grossman of the insurance declination caused his death. The plaintiff asserts various causes of action, including breach of fiduciary duty, negligence, and breach of contract, as well as statutory claims. The plaintiff seeks approximately $6.4 million in damages. The Company believes the allegations are without merit and intends to vigorously defend the litigation. Reference is also made to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, in which information was reported regarding the litigation brought by Beneficial Franchise Company, Inc. against the Bank and others.

Item 2.    Changes in securities

During the second quarter of 2000, Republic issued approximately 5,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

Item 6.    Exhibits and Reports on Form 8-K

     The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 34.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Republic Bancorp, Inc.

                                  (Registrant)

                                                    Principal Executive Officer:

Date: August 11, 2000                               /s/ Steven E. Trager
      ---------------                               --------------------
                                                    Steven E. Trager
                                                    Chief Executive Officer

                                                    Principal Financial Officer:

Date: August 11, 2000                               /s/ Mark A. Vogt
      ---------------                               ----------------
                                                    Mark A. Vogt
                                                    Chief Financial Officer

EXHIBIT INDEX

                                                        Incorporated
Exhibit                    Description                  By Reference To
-------                    -----------                  ---------------
11                         Statement Regarding          Filed as Exhibit 11
                           Computation of               on page 35 of this
                           Per Share Earnings           Form 10-Q for the
                                                        period ended
                                                        June 30, 2000

15                         Awareness Letter             Filed as Exhibit 15
                                                        on page 36 of this
                                                        Form 10-Q for the
                                                        period ended
                                                        June 30, 2000

27                         Financial Data Schedule      Filed as Exhibit 27
                                                        on page 37 of this
                                                        Form 10-Q for the
                                                        period ended
                                                        June 30, 2000

Exhibit 11.

Statement Regarding Computation of Per Share Earnings

See Item 1, Note 7 "Earnings Per Share" for calculations.

Exhibit 15.
Awareness Letter

August 11, 2000

Republic Bancorp, Inc.
601 West Market Street
Louisville, Kentucky 40202

We have reviewed, in accordance with standards established by the AICPA, the unaudited interim financial information of Republic Bancorp, Inc. (the Company) as of June 30, 2000 and for the quarter and year-to-date periods ended June 30, 2000 and 1999 as indicated in our report dated August 11, 2000. Because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which was included in your quarterly report on Form 10-Q, is being incorporated by reference in the Form S-8 Registration statement.

We also are aware that our report referred to above, under Rule 436(c) under the Securities Act of 1933, is not considered a part of the registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

                                                   Crowe, Chizek and Company LLP