Form 10-Q
period 2000-09-30
REPUBLIC BANCORP INC /KY/
filed 2000-11-14
CIK 921557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

               X Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000

                                       OR

            Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-24649

                             REPUBLIC BANCORP, INC.

             (Exact name of registrant as specified in its charter)

             Kentucky                                  61-0862051
             --------                                  ----------
    (State of other jurisdiction or         (I.R.S. Employer Identification No.)
    incorporation or organization)

     601 West Market Street, Louisville, Kentucky                   40202
     --------------------------------------------                   -----
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (502) 584-3600
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  X Yes   No

The number of shares outstanding of the issuer's class of common stock as of the latest practicable date: 14,466,903 shares of Class A Common Stock and 2,094,124 shares of Class B Common Stock as of November 6, 2000.

The Exhibit index is on page 35. This filing contains 37 pages (including this facing sheet).

REPUBLIC BANCORP, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.       Financial Statements                                          4-18
Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       19-32
Item 3.       Quantitative and Qualitative Disclosures about Market Risk      32

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                               33

Item 2.       Changes in Securities                                           33

Item 6.       Exhibits and Reports on Form 8-K                                33
              Signatures                                                      34

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Republic Bancorp, Inc.
Louisville, Kentucky

We have reviewed the consolidated balance sheet of Republic Bancorp, Inc. as of September 30, 2000 and the related consolidated statements of income and comprehensive income for the quarter and year-to-date periods ended September 30, 2000 and 1999, the consolidated statements of cash flows for the year-to-date periods ended September 30, 2000 and 1999, and the consolidated statement of changes in stockholders' equity for the year-to-date period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

                                             Crowe, Chizek and Company LLP

Louisville, Kentucky
November 10, 2000

PART I

ITEM 1

REPUBLIC BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

                                                                                  September 30,     December 31,
                                                                                      2000              1999
ASSETS:

Cash and due from banks                                                          $     24,413      $      20,827
Federal funds sold and securities purchased
     under agreements to resell                                                                           46,700
Securities available for sale                                                         181,200            181,627
Securities to be held to maturity                                                     105,348             32,931
Mortgage loans held for sale                                                            4,872              7,408
Loans, less allowance for loan losses of
     $7,862 (2000 and 1999)                                                         1,124,816          1,031,512
Federal Home Loan Bank stock                                                           15,872             15,054
Accrued interest receivable                                                            10,584              9,162
Premises and equipment, net                                                            19,794             18,986
Other assets                                                                            4,475              4,776
                                                                                 ------------      -------------
TOTAL                                                                            $  1,491,374      $   1,368,983
                                                                                 ============      =============

LIABILITIES:
Deposits:
     Non-interest bearing                                                        $    101,743      $      84,256
     Interest bearing                                                                 743,835            716,653
Securities sold under agreements to repurchase and
     other short-term borrowings                                                      232,575            215,718
Other borrowed funds                                                                  281,699            231,383
Accrued interest payable                                                                3,836              3,942
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                     6,352              6,352
Other liabilities                                                                       9,044              6,909
                                                                                 ------------      -------------
     Total liabilities                                                              1,379,084          1,265,213
                                                                                 ------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A and Class B Common stock, no par value                                          4,067              4,099
Additional paid-in capital                                                             33,264             33,617
Retained earnings                                                                      80,963             73,600
Unearned Employee Stock Ownership Plan shares                                          (3,399)            (3,620)
Accumulated other comprehensive income (loss)                                          (2,605)            (3,926)
                                                                                 ------------      -------------
     Total stockholders' equity                                                       112,290            103,770
                                                                                 ------------      -------------
TOTAL                                                                            $  1,491,374      $   1,368,983
                                                                                 ============      =============

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) ( in thousands, except per share data)


                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,

                                                              2000            1999           2000          1999
INTEREST INCOME:
     Loans, including fees                                 $   25,417      $  20,986     $   74,591     $ 61,547
     Securities available for sale                              2,444          2,715          7,391        8,315
     Securities to be held to maturity:
         Taxable                                                1,653            217          4,514          706
         Non-taxable                                               24             24             66           72
     FHLB dividends                                               320            250            846          757
     Other                                                         28                           276           36
                                                           ----------      ---------     ----------     --------
         Total interest income                                 29,886         24,192         87,684       71,433
                                                           ----------      ---------     ----------     --------

INTEREST EXPENSE:
     Deposits                                                   9,758          8,304         27,335       24,332
     Short-term borrowings                                      3,714          1,212          9,753        3,595
     Other borrowed funds                                       4,023          3,050         11,346        8,134
                                                           ----------      ---------     ----------     --------
         Total interest expense                                17,495         12,566         48,434       36,061
                                                           ----------      ---------     ----------     --------

NET INTEREST INCOME                                            12,391         11,626         39,250       35,372

PROVISION FOR LOAN LOSSES                                          39            204          1,006        1,477
                                                           ----------      ---------     ----------     --------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                    12,352         11,422         38,244       33,895
                                                           ----------      ---------     ----------     --------

NON-INTEREST INCOME:
     Service charges on deposit accounts                        1,158            914          3,063        2,675
     Electronic refund check fees                                                180          1,064        1,238
     Other service charges and fees                               129            107            272          402
     Loan servicing income                                         87            110            278          348
     Net gain on sale of loans                                    347            446            936        2,501
     Net gain (loss) on sale of securities                                                     (161)         184
     Other                                                        313            241            921          657
                                                           ----------      ---------     ----------     --------
         Total non-interest income                              2,034          1,998          6,373        8,005
                                                           ----------      ---------     ----------     --------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                             5,010          4,785         15,637       15,616
     Occupancy and equipment                                    2,191          1,847          6,548        5,763
     Communication and transportation                             507            432          1,553        1,302
     Marketing and development                                    387            308          1,121          999
     Supplies                                                     232            226            715          718
     Other                                                      1,469          1,347          4,518        3,748
                                                           ----------      ---------     ----------     --------
         Total non-interest expense                             9,796          8,945         30,092       28,146
                                                           ----------      ---------     ----------     --------

INCOME BEFORE INCOME TAXES                                      4,590          4,475         14,525       13,754

INCOME TAXES                                                    1,522          1,468          4,744        4,615
                                                           ----------      ---------     ----------     --------

NET INCOME                                                 $    3,068      $   3,007     $    9,781     $  9,139
                                                           ==========      =========     ==========     ========

(Continued)


REPUBLIC BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) ( in thousands, except per share data)


                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,

                                                              2000            1999           2000          1999
OTHER COMPREHENSIVE INCOME (LOSS),
     NET OF TAX:
     Change in unrealized loss on securities               $    1,709      $    (363)    $    1,215      $(2,897)
     Reclassification of realized amount                                                        106         (121)
                                                           ----------      ---------     ----------      -------
     Net unrealized gain/(loss) recognized in
         comprehensive income                                   1,709           (363)         1,321       (3,018)
                                                           ----------      ---------     ----------      -------
COMPREHENSIVE INCOME                                       $    4,777      $   2,644     $   11,102      $ 6,121
                                                           ==========      =========     ==========      =======


EARNINGS PER SHARE
     Class A                                               $    0.19        $   0.18     $    0.59       $  0.54
     Class B                                               $    0.18        $   0.18     $    0.58       $  0.54


EARNINGS PER SHARE ASSUMING DILUTION
     Class A                                               $    0.18        $   0.17     $    0.57       $  0.52
     Class B                                               $    0.18        $   0.17     $    0.56       $  0.52


See notes to consolidated financial statements.


REPUBLIC BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (in thousands, except for per share data)





                                                                                            Unearned
                                                Common Stock                               Empl. Stock    Accumulated
                                         ----------------------------  Additional           Ownership       Other         Total
                                         Class A    Class B             Paid-In   Retained    Plan     Comprehensive   Stockholders'
                                         Shares     Shares    Amount    Capital   Earnings    Shares     Income(Loss)    Equity

BALANCE, January 1, 2000                  14,536     2,142   $ 4,099   $ 33,617   $ 73,600   $(3,620)    $ (3,926)     $ 103,770

Conversion of Class B to Class A              48       (48)

Dividend Declared
     Common: Class A ($.10725 per share)                                            (1,555)                               (1,555)
             Class B ($.09750 per share)                                              (207)                                 (207)

Repurchase of Class A Common                (134)                (32)      (266)      (656)                                 (954)

Commitment of 17,041 shares to be
     released under the Employee
     Stock Ownership Plan                     17                            (87)                 221                         134

Net change in accumulated other
     comprehensive income (loss)                                                                            1,321          1,321

Net Income                                                                           9,781                                 9,781
                                          ------    ------     -----    -------     ------   -------     --------       --------
BALANCE, September 30, 2000               14,467     2,094   $ 4,067   $ 33,264    $80,963  $ (3,399)   $  (2,605)      $112,290
                                          ======    ======     =====    =======     ======   =======     ========       ========

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (in thousands)

                                                                                      2000              1999
OPERATING ACTIVITIES:
     Net income                                                                   $     9,781      $     9,139
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization of premises and equipment                        2,990            2,755
         Amortization and accretion of securities                                          90              347
         FHLB stock dividends                                                            (818)            (748)
         Provision for loan losses                                                      1,006            1,477
         Net loss (gain) on sale of securities                                            161             (184)
         Net gain on sale of loans                                                       (936)          (2,501)
         Proceeds from sale of loans                                                   81,000          181,947
         Origination of mortgage loans held for sale                                  (77,528)        (151,649)
         Employee Stock Ownership Plan expense                                            134              155
         Changes in assets and liabilities:
           Other assets                                                                  (846)           2,833
           Other liabilities                                                            2,039            1,240
                                                                                  -----------      -----------
                Net cash provided by operating activities                              17,073           44,811
                                                                                  -----------      -----------

INVESTING ACTIVITIES:
     Purchases of securities available for sale                                       (61,034)         (89,042)
     Purchases of securities to be held to maturity                                   (88,109)         (21,445)
     Proceeds from maturities of securities to be held to maturity                     15,803           18,389
     Proceeds from maturities and paydowns of securities available for sale            35,532           65,652
     Proceeds from sales of securities available for sale                              27,569           20,060
     Net increase in loans                                                            (95,266)        (123,592)
     Purchases of premises and equipment                                               (3,798)          (5,137)
                                                                                  -----------      -----------
                Net cash used in investing activities                                (169,303)        (135,115)
                                                                                  ------------     -----------

FINANCING ACTIVITIES:
     Net increase in deposits                                                          44,669           62,781
     Net change in securities sold under agreements to
         repurchase and other short-term borrowings                                    16,857          (18,682)
     Payments on other borrowings                                                    (165,668)         (52,574)
     Proceeds from other borrowings                                                   215,984           87,350
     Purchase of shares for Employee Stock Ownership Plan                                               (3,873)
     Repurchase of Class A Common Stock                                                  (954)          (2,328)
     Cash dividends paid                                                               (1,772)          (1,387)
                                                                                  -----------      -----------
                Net cash provided by financing activities                             109,116           71,287
                                                                                  -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (43,114)         (19,017)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         67,527           39,946
                                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $    24,413      $    20,929
                                                                                  ===========      ===========

(Continued)



REPUBLIC BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (in thousands)

                                                                                       2000             1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:

         Interest                                                                 $    48,540      $    35,968
                                                                                  ===========      ===========

         Income taxes                                                             $     4,467      $     4,349
                                                                                  ===========      ===========

         Transfers from loans to real estate
              acquired in settlement of loans                                     $       956      $     2,086
                                                                                  ===========      ===========


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic's annual report on Form 10-K for the year ended December 31, 1999.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1999, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivative and whether it qualifies for hedge accounting, gains or losses resulting from changes in the values of those derivatives would either be recorded as a component of net income or as a change in stockholders' equity. Republic's use of derivatives is limited. Mandatory forward contracts are used to manage the interest rate risk associated with its mortgage banking transactions. It is anticipated that the change in fair value of the mandatory forward contracts will be offset by items also carried at fair value and therefore have an insignificant impact on the financial statements. Republic is required to adopt this new standard January 1, 2001.

RECLASSIFICATIONS - Certain amounts have been reclassified in the 1999 financial statements to conform to the current period classifications. The reclassifications have no effect on net income or stockholders' equity as previously reported.


2.  SECURITIES

Securities Available For Sale:
                                                                           September 30, 2000
                                                                             (in thousands)

                                                                         Gross           Gross
                                                        Amortized      Unrealized      Unrealized
                                                          Cost           Gains           Losses      Fair Value
U.S. Treasury Securities and U.S.
  Government Agencies                                $    97,315       $      50      $  (1,286)   $    96,079
Mortgage-backed securities                                68,611               9         (1,987)        66,633
Corporate bonds                                           19,221                           (733)        18,488
                                                     -----------       ---------      ---------    -----------
Total securities available for sale                  $   185,147       $      59      $  (4,006)   $   181,200
                                                     ===========       =========      =========    ===========


Securities To Be Held To Maturity:

                                                                          September 30, 2000
                                                                             (in thousands)

                                                                         Gross            Gross
                                                        Amortized       nrealized      Unrealized
                                                          Cost            Gains          Losses      Fair Value
U.S. Treasury Securities and U.S.
  Government Agencies                                $    40,330       $              $    (154)   $    40,176
Obligations of state and political
  subdivisions                                             1,110              90                         1,200
Mortgage-backed securities                                63,908             355           (168)        64,095
                                                     -----------       ---------      ---------    -----------
Total securities to be held to maturity              $   105,348       $     445      $    (322)   $   105,471
                                                     ===========       =========      =========    ===========

Securities having an amortized cost of $228 million and a fair value of $225 million at September 30, 2000, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

3.  LOANS

                                                              September 30, 2000         December 31, 1999
                                                              --------------------------------------------
                                                                             (in thousands)

Residential real estate                                         $   646,024               $   636,012
Commercial real estate                                              232,868                   163,064
Real estate construction                                             74,908                    63,928
Commercial                                                           31,527                    31,411
Consumer                                                             33,088                    39,435
Home equity                                                         114,114                   103,833
Other                                                                 1,359                     2,973
                                                                -----------               -----------

         Total loans                                              1,133,888                 1,040,656

Less:
     Unearned interest income and unamortized
        loan fees                                                    (1,210)                   (1,282)
     Allowance for loan losses                                       (7,862)                   (7,862)
                                                                -----------               -----------
Loans, net                                                      $ 1,124,816                $1,031,512
                                                                ===========               ===========


The following table sets forth the changes in the allowance for loan losses:

                                              Three months ended Sept. 30,        Nine months ended Sept. 30,
                                              ----------------------------        ---------------------------
                                                 2000            1999                 2000              1999
                                                     (in thousands)                       (in thousands)

Balance, beginning of period                   $  7,862         $   7,962           $   7,862        $   7,862
  Provision charged to income                        39               204               1,006            1,477
  Charge-offs                                      (215)             (425)             (1,652)          (1,926)
  Recoveries                                        176               121                 646              449
                                               --------         ---------           ---------        ---------
Balance, end of period                         $  7,862         $   7,862           $   7,862        $   7,862
                                               ========         =========           =========        =========

Information about Republic's investment in impaired loans is as follows:

                                                              September 30, 2000           December 31, 1999
                                                              ----------------------------------------------
                                                                             (in thousands)

Gross impaired loans                                              $     780                  $  1,043
Less: Related allowance for loan losses                                 397                       700
                                                                  ---------                  --------

Net impaired loans with related allowances                              383                       343
Impaired loans with no related allowances

Total                                                             $     383                  $    343
                                                                  =========                  ========

Average impaired loans outstanding                                $     390                  $  1,043
                                                                  =========                  ========


4.  DEPOSITS

                                                              September 30, 2000          December 31, 1999
                                                              ---------------------------------------------
                                                                             (in thousands)

Demand (NOW, Super NOW and Money Market)                        $   201,908               $   217,528
Internet money market accounts                                       51,795                    29,695
Savings                                                              12,551                    12,158
Individual retirement accounts                                       32,069                    29,380
Certificates of deposit, $100,000 and over                          115,816                    91,848
Other certificates of deposit                                       325,762                   319,558
Brokered deposits                                                     3,934                    16,486
                                                                -----------               -----------

Total interest bearing deposits                                     743,835                   716,653

Total non-interest bearing deposits                                 101,743                    84,256
                                                                -----------               -----------
     Total                                                      $   845,578               $   800,909
                                                                ===========               ===========


5.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM
     BORROWINGS

These borrowings consist of short-term excess funds from correspondent banks, repurchase agreements and overnight liabilities to deposit customers arising from a cash management program offered by Republic. While effectively deposit equivalents, such arrangements are in the form of repurchase agreements or liabilities secured by insurance policies and letters of credit purchased by Republic. Repurchase agreements secured by securities are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements were under Republic's control.

                                                              September 30, 2000           September 30, 1999
                                                              -----------------------------------------------
                                                                               (in thousands)

     Average outstanding balance                                $     234,104                $     116,635
     Average interest rate                                               5.55%                        4.11%
     Maximum outstanding at month end                           $     258,392                $     148,659

6.  OTHER BORROWED FUNDS

                                                                               Sept. 30,      December 31,
                                                                                 2000             1999
                                                                            ------------------------------
                                                                                     (in thousands)

     Federal Home Loan Bank convertible fixed rate
         advances (1)                                                        $     10,000     $     10,000

     Federal Home Loan Bank  variable  interest  rate
       advances,  with  weighted average interest rate
       of 6.20% at September 30, 2000, due through 2025                           191,699          110,000

     Federal Home Loan Bank fixed interest rate
       advances,  with weighted average interest rate
       of 6.79% at September 30, 2000, due through 2002                            80,000          111,383
                                                                             ------------     ------------

         Total                                                               $    281,699     $    231,383
                                                                             ============     ============


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

The Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans with an unpaid principal balance of greater than 150% of the outstanding advances. Republic has sufficient collateral to borrow approximately $60 million in additional funds from the Federal Home Loan Bank. Republic also has unsecured lines of credit totaling $84 million and secured lines of $40 million available through various financial institutions that were unused as of September 30, 2000.

Aggregate future principal payments on borrowed funds as of September 30, 2000 are as follows:

     Year

     (in thousands)

     2000                                                        $     69,855
     2001                                                              40,284
     2002                                                             100,000
     2003                                                              60,000
     2004
     2005 and beyond                                                   11,560
                                                                 ------------
        Total                                                    $    281,699
                                                                 ============

7.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations are presented below.

Class A and B shares participate equally in undistributed earnings. The difference in earnings per share between the two classes of common stock results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock. The aggregate dividend premium paid on Class A Common Stock for 2000 and 1999 was approximately one cent on basic earnings per share.

                                                              Three Months Ended           Nine months Ended
                                                                 September 30,               September 30,
                                                            ----------------------      ----------------------
                                                              2000         1999            2000         1999
                                                                (in thousands)              (in thousands)
     Earnings Per Share:
     Net Income available to common shares
       outstanding                                         $  3,068       $   3,007     $   9,781      $  9,139
                                                           ========       =========     =========      ========

     Weighted average shares outstanding                     16,597          16,708        16,635        16,801
                                                           ========       =========     =========      ========

     Earnings per share, basic:
        Class A                                            $   0.19       $    0.18     $    0.59      $   0.54
        Class B                                            $   0.18       $    0.18     $    0.58      $   0.54


                                                              Three Months Ended           Nine months Ended
                                                                 September 30,               September 30,
                                                            ----------------------      ------------------
                                                              2000         1999            2000         1999
                                                                (in thousands)              (in thousands)
     Earnings Per Share Assuming Dilution:

     Net Income                                            $  3,068       $   3,007     $   9,781      $  9,139
     Add:  Interest expense, net of tax benefit,
       on assumed conversion of guaranteed
       preferred beneficial interests in
       Republic's subordinated debentures                        87              86          261            258
                                                           --------       ---------     ---------      --------
     Net Income available to common
       shareholder assuming conversion                     $  3,155       $   3,093     $  10,042      $  9,397
                                                           ========       =========     =========      ========

     Weighted average shares outstanding                     16,597          16,708        16,635        16,801
     Add dilutive effects of assumed
       conversion and exercise:
         Convertible guaranteed preferred
           beneficial interest in Republic's
           subordinated debentures                              635             635           635           635
         Stock options                                          253             471           284           522
                                                           --------       ---------     ---------      --------
     Weighted average shares and dilutive
       potential shares outstanding                          17,485          17,814        17,554        17,958
                                                           ========       =========     =========      ========

     Earnings per share assuming dilution:

         Class A                                           $   0.18       $    0.17     $    0.57      $   0.52
         Class B                                           $   0.18       $    0.17     $    0.56      $   0.52

     Stock options for 264,000 and 253,500 shares of Class A Common Stock were excluded from the three months ended September 30, 2000 and 1999 earnings per share assuming dilution because their impact was antidilutive.

     Stock options for 275,000 and 256,500 shares of Class A Common Stock were excluded from the nine months ended September 30, 2000 and 1999 earnings per share assuming dilution because their impact was antidilutive.

8.       EMPLOYEE STOCK OWNERSHIP PLAN

     On January 29,  1999,  Republic  formed an Employee  Stock  Ownership  Plan
     (ESOP) for the benefit of its employees. The ESOP borrowed $3.9 million from the Parent Company and directly and indirectly purchased 300,000 shares of Class A Common Stock from Republic's largest beneficial owner at a market value of $12.91 per share. The purchase price, determined by an independent pricing committee, was the average closing price for the thirty trading days immediately prior to the transaction. Shares in the ESOP will be allocated to eligible employees based on principal payments over the term of the loan, which is ten years. Participants become fully vested in allocated shares after five years of credited service and may receive their distributions in the form of cash or stock. For the quarter ended September 30, 2000; 5,783 shares were committed to be released resulting in ESOP compensation expense of approximately $45,000. For the nine months ended September 30, 2000; 17,041 shares were committed to be released resulting in ESOP compensation expense of approximately $134,000.

     Shares held by the plan at September 30, 2000 are as follows:

     (dollars in thousands)                              September 30, 2000
                                                         ------------------

     Allocated shares                                            19,612
     Unallocated shares                                         280,388
                                                          -------------
         Total Employee Stock Ownership Plan Shares             300,000
                                                          =============

     Fair value of unallocated shares                     $       1,963

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

                                                        Three Months Ended September 30, 2000

                                                              Tax Refund        Mortgage      Consolidated
                                              Banking          Services          Banking         Totals

     (in thousands)

     Net interest income                    $     12,108     $        234    $         49     $     12,391
     Provision for loan losses                        39                                                39
     Electronic refund check fees
     Net gain on sale of loans                                                        347              347
     Other revenue                                 1,752               28             (93)           1,687
     Non-interest expense                          9,297              368             131            9,796
     Income tax expense                            1,500              (36)             58            1,522
     Segment profit                                3,024              (70)            114            3,068
     Segment assets                            1,481,173              255           9,946        1,491,374


                                                        Three Months Ended September 30, 1999

                                                              Tax Refund        Mortgage      Consolidated
                                              Banking          Services          Banking         Totals

     (in thousands)

     Net interest income                    $     11,543     $          5    $         78     $     11,626
     Provision for loan losses                       204                                               204
     Electronic refund check fees                                     180                              180
     Net gain on sale of loans                                                        446              446
     Other revenue                                 1,266               25              81            1,372
     Non-interest expense                          8,167              212             566            8,945
     Income tax expense                            1,460               (6)             14            1,468
     Segment profit                                2,978                4              25            3,007
     Segment assets                            1,274,952               99          11,436        1,286,487





                                                        Nine months Ended September 30, 2000

                                                              Tax Refund        Mortgage      Consolidated
                                              Banking          Services          Banking         Totals

     (in thousands)

     Net interest income                    $     36,478     $      2,566    $        206     $     39,250
     Provision for loan losses                       659              347                            1,006
     Electronic refund check fees                                   1,064                            1,064
     Net gain on sale of loans                                                        936              936
     Other revenue                                 4,568              105            (300)           4,373
     Non-interest expense                         28,386            1,206             500           30,092
     Income tax expense                            3,886              742             116            4,744
     Segment profit                                8,115            1,440             226            9,781
     Segment assets                            1,481,173              255           9,946        1,491,374


                                                        Nine months Ended September 30, 1999

                                                              Tax Refund        Mortgage      Consolidated
                                              Banking          Services          Banking         Totals

     (in thousands)

     Net interest income                    $     34,049     $      1,065    $        258     $     35,372
     Provision for loan losses                     1,277              200                            1,477
     Electronic refund check fees                                   1,238                            1,238
     Net gain on sale of loans                                                      2,501            2,501
     Other revenue                                 4,127               59              80            4,266
     Non-interest expense                         25,505              792           1,849           28,146
     Income tax expense                            3,818              460             337            4,615
     Segment profit                                7,576              910             653            9,139
     Segment assets                            1,274,952               99          11,436        1,286,487


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

PART 1

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc., headquartered in Louisville, Kentucky, was incorporated on January 2, 1974. Republic Bank & Trust Company (Bank) is a commercial banking and trust corporation organized and chartered under the laws of the Commonwealth of Kentucky. The Bank is also headquartered in Louisville, Kentucky and provides banking services through 21 banking centers throughout Kentucky and a loan production office in southern Indiana. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities, tax refund processing services, trust and insurance services. The Bank's lending services include the origination of real estate, commercial and consumer loans. Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, municipalities and corporations. Governmental regulators for Republic include the Federal Deposit Insurance Corporation
(FDIC), the Board of Governors of the Federal Reserve System (and the Federal Reserve Bank of St. Louis) and the Kentucky Department of Financial Institutions.

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

OVERVIEW

Net income for the third quarter of 2000 was $3.1 million, up $61,000 over the same period in 1999. Third quarter diluted earnings per share increased 6% over the same period in 1999, to $0.18. Republic's increased earnings were primarily due to increased interest income resulting from steady growth of the loan portfolio.

Net income for the nine months ended September 30, 2000 was $9.8 million, compared to $9.1 million for the same period in 1999. Republic's book value per common share, exclusive of accumulated other comprehensive income, increased from $6.32 at September 30, 1999 to $6.94 at September 30, 2000.

Republic's total assets approached $1.5 billion at September 30, 2000. Net loans increased $93 million from December 31, 1999 to over $1.1 billion at September 30, 2000. Real estate lending remained strong across all product lines, particularly commercial real estate. Commercial loan originations totaled $176 million for the first nine months of 2000. Increased loan volume also resulted in favorable growth of the residential and construction portfolios. Equity line balances also grew 10% to $114 million at September 30, 2000. The consumer portfolio declined modestly in accordance with management's planned reduced emphasis on unsecured consumer lending. While overall loan volume remained strong, the percentage of non-performing loans to total loans remained low at 0.41%, as the Bank maintained its underwriting standards and continued its emphasis on secured real estate lending.

To fund the overall increase in loan growth, Republic utilized its 21 banking centers and 36 ATM locations to market its retail deposit products and cash management services. Cash management services oversees $240 million of deposits, repurchase agreements and other short-term borrowings at September 30, 2000. Republic continued to maintain and attract deposits nationally through republicbank.com, which had more than $65 million in deposits from 48 states at the close of the third quarter. In an effort to further grow lower cost deposits, Republic introduced a new checking product, "Absolutely Free Checking," to its markets during the third quarter.

As a result of ongoing efforts to further enhance fee income, Republic also introduced "Overdraft Honors," a program that provides for overdraft protection up to $500 per account for selected checking account customers. Utilization of the program by the Bank's customer base is expected to enhance fee income above current levels. This program is also expected to provide a positive incentive for new potential customers to favorably consider the Bank's new "Absolutely Free Checking" product. These initiatives are expected not only to broaden the Bank's product mix and services for current customers, but also attract new customers to the Bank.

RESULTS OF OPERATIONS

NET INTEREST INCOME. During the third quarter 2000, average interest-earning assets were $1.4 billion, an increase of $198 million over third quarter 1999. Total average interest bearing liabilities increased from $1.0 billion in the third quarter of 1999 to $1.2 billion in the third quarter of 2000. Net interest income was $12.4 million for the third quarter 2000, up 7% over the $11.6 million attained during third quarter 1999. The Company was able to increase its net interest income primarily through growth in the loan portfolio. Overall, the net interest rate spread decreased from 3.25% during third quarter 1999 to 2.85% in the comparable quarter of 2000. The Bank's net interest margin decreased from 3.87% in third quarter 1999 to 3.54% in third quarter 2000. The decrease in the net interest rate spread and margin occurred because the yield on interest earning assets increased 49 basis points while the rate paid on liabilities increased 89 basis points. (See Rate/Volume table on page 23 of this report.)

While market interest rates have increased over the past year, short-term rates have increased more than long-term rates during that time period. This has caused interest-bearing liabilities, which are generally tied to shorter-term market indices to reprice at higher rates than interest earning assets, which are generally tied to longer-term indexes. Secondly, the Bank's interest bearing liabilities have a shorter repricing frequency and are subject to repricing at a faster pace than its interest earning assets. Management expects that market conditions are likely to result in continued pressure on the Bank's net interest spread, margin and loan origination volume during the fourth quarter. (For further discussion see Asset/Liability Management and Market Risk on page 29 of this report.)

Net interest income for the nine months ended September 30, 2000 was $39.3 million, up from $35.4 million attained in the same period during 1999. Republic's net interest rate spread decreased 23 basis points and net interest margin decreased 20 basis points for the nine months ended September 30, 2000 compared to the same period in 1999. The decrease in the net interest spread and margin occurred because the yield on interest earning assets increased 40 basis points while the rate paid on liabilities increased 64 basis points. The same factors contributing to the decline in the quarterly net interest margin and spread, also affected the results for the nine-month period.

Tables 1 and 2 provides detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the three and nine months ended September 30, 2000 and 1999.

Table 1 - Average Balance Sheet Rates for Third Quarter, 2000 and 1999 (dollars in thousands)

                                            Three Months Ended Sept. 30, 2000     Three Months Ended Sept. 30, 1999
                                            ---------------------------------   ---------------------------------
                                              Average                 Average      Average                Average
ASSETS                                        Balance     Interest     Rate        Balance   Interest      Rate
                                              -------     --------     ----        -------   --------      ----
Earning Assets:

U.S. Treasury and U.S. Government
  Agency Securities                        $  120,836      $1,796      5.95%   $  110,470     $ 1,490       5.40%

State and Political Subdivision Securities      1,152          24      8.33%        3,905          85       8.71%

Other Investments                              34,057         599      7.04%       33,299         523       6.28%

Mortgage-Backed Securities                    115,916       2,022      6.98%       71,028       1,108       6.24%

Federal Funds Sold and Securities Purchased

  Under Agreements to Resell                    1,658          28      6.76%

Total Loans and Fees                        1,126,124      25,417      9.03%      982,639      20,986       8.54%
                                            ---------      ------                 -------      ------
Total Earning Assets                        1,399,743      29,886      8.54%    1,201,341      24,192       8.05%
                                            ---------      ------               ---------      ------

Less: Allowance for Loan Losses                (7,862)                             (7,894)

Non-Earning Assets:

Cash and Due From Banks                        25,130                              21,502

Bank Premises and Equipment, Net               19,776                              17,873

Other Assets                                   14,403                              13,873
                                               ------                              ------
Total Assets                              $ 1,451,190                         $ 1,246,695
                                          ===========                         ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts                       $  149,915      $ 1,221     3.26%   $  124,800    $    831       2.66%

Money Market Accounts                         107,601       1,411      5.25%      160,484       1,850       4.61%

Individual Retirement Accounts                 31,429         476      6.06%       27,016         357       5.29%

Certificates of Deposit and Other
  Time Deposits                               446,606       6,650      5.96%      404,413       5,266       5.21%

Repurchase Agreements and Other
  Short-Term Borrowings                       248,668       3,714      5.97%      113,026       1,212       4.29%

Other Borrowings                              246,413       4,023      6.53%      216,883       3,050       5.63%
                                              -------       -----                 -------       -----

Total Interest Bearing Liabilities          1,230,632      17,495      5.69%    1,046,622      12,566       4.80%
                                            ---------      ------               ---------      ------

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits                  96,820                              86,030

Other Liabilities                              12,996                              11,935

Stockholders' Equity                          110,742                             102,108
                                              -------                             -------
Total Liabilities and Stockholders'
  Equity                                  $ 1,451,190                         $ 1,246,695
                                          ===========                         ===========

Net Interest Income                                       $12,391                            $ 11,626
                                                          =======                            ========

Net Interest Spread                                                    2.85%                                3.25%
                                                                       ====                                 ====

Net Interest Margin                                                    3.54%                                3.87%
                                                                       ====                                 ====

For the purposes of these calculations, non-accruing loans are included in the quarterly average loan amounts outstanding.

Table 2 - Average Balance Sheet Rates for Nine Months Ended, 2000 and 1999 (dollars in thousands)

                                            Nine months Ended Sept. 30, 2000      Nine months Ended Sept. 30, 1999
                                            --------------------------------      --------------------------------
                                              Average                 Average      Average                Average
ASSETS                                        Balance     Interest     Rate        Balance   Interest      Rate
                                              -------     --------     ----        -------   --------      ----
Earning Assets:
U.S. Treasury and U.S. Government
  Agency Securities                        $  119,326      $5,258      5.88%   $  126,885     $ 5,162       5.42%

State and Political Subdivision Securities      2,415         158      8.72%        3,944         260       8.79%

Other Investments                              33,697       1,674      6.62%       32,572       1,546       6.33%

Mortgage-Backed Securities                    112,507       5,727      6.79%       63,402       2,882       6.06%

Federal Funds Sold and Securities Purchased

  Under Agreements to Resell                    6,384         276      5.76%        1,054          36       4.55%

Total Loans and Fees                        1,100,406      74,591      9.04%      947,570      61,547       8.66%
                                            ---------      ------                 -------      ------
Total Earning Assets                        1,374,735      87,684      8.50%    1,175,427      71,433       8.10%
                                            ---------      ------               ---------      ------

Less: Allowance for Loan Losses                (7,862)                             (7,928)

Non-Earning Assets:

Cash and Due From Banks                        24,885                              20,151

Bank Premises and Equipment, Net               19,458                              17,177

Other Assets                                   14,569                              13,495
                                               ------                              ------
Total Assets                              $ 1,425,785                         $ 1,218,322
                                          ===========                         ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest Bearing Liabilities:

Transaction Accounts                       $  136,765      $ 3,020     2.94%   $  118,890    $  2,392       2.68%

Money Market Accounts                         114,108       4,224      4.94%      138,886       4,661       4.47%

Individual Retirement Accounts                 30,363       1,308      5.74%       25,565       1,019       5.31%

Certificates of Deposit and Other
  Time Deposits                               443,176      18,783      5.65%      411,782      16,260       5.26%

Repurchase Agreements and Other
  Short-Term Borrowings                       234,104       9,753      5.55%      116,635       3,595       4.11%

Other Borrowings                              244,824      11,346      6.18%      204,234       8,134       5.31%
                                              -------      ------                 -------       -----
Total Interest Bearing Liabilities          1,203,340      48,434      5.36%    1,015,992      36,061       4.73%
                                            ---------      ------               ---------      ------

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits                 101,422                              87,753

Other Liabilities                              12,983                              11,816

Stockholders' Equity                          108,040                             102,761
                                              -------                             -------
Total Liabilities and Stockholders'
  Equity                                  $ 1,425,785                         $ 1,218,322
                                          ===========                         ===========

Net Interest Income                                       $39,250                            $ 35,372
                                                          =======                            ========

Net Interest Spread                                                    3.14%                                3.37%
                                                                       ====                                 ====

Net Interest Margin                                                    3.81%                                4.01%
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

Table 3 - Volume/Rate Variance Analysis (in thousands)


                                          Three Months Ended Sept. 30, 2000      Nine months Ended Sept. 30, 2000
                                                     Compared to                            Compared to
                                          Three Months Ended Sept. 30, 1999      Nine months Ended Sept. 30, 1999
                                          ---------------------------------      --------------------------------
                                                 Increase/(Decrease)                    Increase/(Decrease)
                                                       due to                                 due to

                                        Total Net                               Total Net
                                         Change        Volume        Rate        Change       Volume        Rate
Interest Income:

U.S. Treasury and
Government Agency Securities              $ 306        $ 140        $ 166         $ 96        $(308)       $ 404

State and Political

Subdivision Securities                      (61)         (60)          (1)        (102)        (101)          (1)

Other Investments                            76           12           64          128           53           75

Mortgage-Backed Securities                  914          700          214        2,845        2,232          613

Federal Funds Sold                           28           28                       240          182           58

Total Loans and Fees (1) (2)              4,431        3,064        1,367       13,044        9,927        3,117
                                          -----        -----        -----       ------        -----        -----

     Net Change in Interest Income        5,694        3,884        1,810       16,251       11,985        4,266
                                          -----        -----        -----       ------        -----        -----

Interest Expense:

Interest Bearing

Transaction Accounts                        390          167          223          628          360          268

Money Market Accounts                      (439)        (610)         171         (437)        (832)         395

Individual Retirement Accounts              119           58           61          289          191           98

Certificates of Deposit and
Other Time Deposits                       1,384          549          835        2,523        1,240        1,283

Repurchase Agreements and Other
Short-Term Borrowings                     2,502        1,455        1,047        6,158        3,621        2,537

Other Borrowings                            973          415          558        3,212        1,617        1,595
                                          -----        -----        -----       ------        -----        -----

     Net Change in Interest Expense       4,929        2,034        2,895       12,373        6,197        6,176
                                          -----        -----        -----       ------        -----        -----

Increase in Net Interest Income           $ 765      $ 1,850     $ (1,085)     $ 3,878      $ 5,788     $ (1,910)
                                          =====      =======     ========      =======      =======     ========

[FN]

(1) The amount of fees on loans in total interest income was approximately $536 and $287 for the quarters ended September 30, 2000 and 1999, respectively.

(2)  The  amount of fees on loans in total  interest  income  was  approximately
     $3,115 and $1,709 for the nine months ended September 30, 2000 and 1999, respectively.

NON-INTEREST INCOME. Non-interest income remained level at $2.0 million during third quarter 2000 from third quarter of 1999. Decreases in net gains on sale of loans were offset by increases in service charges on deposit accounts. The increase in service charges on deposit accounts was positively affected by the Bank's new "Overdraft Honors" program. Overdraft related fees increased $192,000 for the third quarter 2000 compared to the same period in 1999, primarily as a result of the "Overdraft Honors" program.

Non-interest income was down $1.6 million for the nine months ended September 30, 2000 to $6.4 million copared to the same period last year. The decrease for the nine-month period was principally due to a reduction in gains generated from sales of loans into the secondary market. Revenue from mortgage banking activities, principally gains on sale of loans, declined during the period ended September 30, 2000 as a result of reduced secondary market sales volume. The market's interest-rate environment heavily influences secondary market residential loan originations and, correspondingly, consumer-refinance activity. Generally, long-term market interest rates during 2000 have been substantially above 1999 levels, which has led to lower secondary market originations and sales volumes this year. Given the sustained increase in interest rates in 2000 compared to 1999, management believes that the secondary market sales volume, comprised of fixed rate products, is likely to continue at or near current levels. This trend is likely to continue as long as long-term market interest rates remain at or near current levels.

Non-interest income for the nine-month period was also adversely affected by a net loss on sale of securities of $161,000 incurred during the first quarter of 2000. Management elected to incur this loss in order to reinvest the proceeds in higher yielding securities. There was no net gain or loss on the sale of securities during the current quarter.

NON-INTEREST EXPENSE. Total non-interest expense was $9.8 million for the third quarter of 2000, compared to $8.9 million for the same period in 1999. Non-interest expense increased from $28.1 million for the nine months ended September 30, 1999 to $30.1 million for the comparable period in 2000. The increases for both the three and nine months ended September 30, 2000 remain primarily attributable to the increased number of banking centers in operation during 2000.

Salary and employee benefits reflected a negligible increase during both the three and nine months ended September 30, 2000. Republic's overall staffing levels remained virtually unchanged at 465 full-time equivalent employees ("FTE's") as of September 30, 2000, compared to 466 FTE's as of September 30, 1999. The number of FTE's has remained stable despite the addition of two banking centers since November of 1999. This was accomplished by staffing efficiencies realized from the centralization of the Bank's loan administration operations. Management anticipates that this "back-office" centralization has also improved the Bank's capacity to handle growth in customer demand for loan products.

Occupancy and equipment expense increased for both the three and nine months ended September 30, 2000. The increase is largely attributable to the costs associated with the two additional banking centers in operation during 2000 compared to the same period in 1999. It is also anticipated that additional expense will be incurred for technology enhancements for deposit, lending and customer support systems during the remainder of 2000.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL. Federal funds sold and securities purchased under agreements to resell decreased $47 million from December 31, 1999, as Republic maintained a higher level of liquid funds in conjunction with its Y2K planning at year-end 1999.

SECURITIES AVAILABLE FOR SALE. Securities available-for-sale consists primarily of mortgage-backed securities, U.S. Treasury and U.S. Government Agencies and Corporate bonds with a weighted average maturity of 2.7 years. Securities available-for-sale decreased slightly from $182 million at December 31, 1999 to $181 million at September 30, 2000.

SECURITIES TO BE HELD TO MATURITY . Securities to-be-held-to-maturity increased from $33 million at December 31, 1999 to $105 million at September 30, 2000. The increase occurred as Republic classified new security purchases and reinvestment of proceeds from securities sales in the held-to-maturity category. Securities to-be-held-to-maturity consists primarily of U.S. Treasury and U.S Government Agencies as well as collateralized mortgage obligations (CMOs).

LOANS. Net loans, consisting of primarily secured real estate loans, increased $93 million to $1.1 billion at September 30, 2000 from December 31, 1999. Republic's commercial real estate lending portfolio increased $70 million from December 31, 1999 as a result of the Bank's continued emphasis on commercial real estate lending. Republic also had steady growth in residential real estate (including home equity lines of credit) and construction lending as a result of customer demand; however, current market conditions are likely to reduce loan origination volume in the near term.

ALLOWANCE AND PROVISION FOR LOAN LOSSES. The provision for loan losses was $39,000 in the third quarter of 2000, compared to $204,000 in the third quarter of 1999. The provision for loan losses also decreased for the nine months ended September 30, 2000, to $1.0 million compared to $1.5 million for the nine months ended September 30, 1999. The reduction in the provision for loan losses in 2000 compared to 1999 is attributable to a decrease in loss experience. Charge-offs of $500,000 and $200,000 related to tax processing services provided by Republic's subsidiary, Refunds Now, are included in the total charge-offs for the nine months ended September 30, 2000 and 1999. No additional charge-offs for these tax processing services were realized by the Bank during the third quarter of 2000. Excluding the charge-offs and recoveries related to tax processing services, net charge-offs decreased approximately 48% for the nine months ended September 30, 2000 compared to the comparable period in 1999.

The allowance for loan losses remained relatively steady at $7.9 million from December 31, 1999 to September 30, 2000. Management believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2000. Management has considered the effect of increased commercial real estate lending on the allowance, and, in management's view, that effect has been largely offset by the Bank's continuing decreased exposure in its unsecured consumer portfolio.

Table 4 below depicts the allowance activity by loan type for the three and three months ended September 30, 2000 and 1999.

Table 4 - Summary of Loan Loss Experience

                                                         Three Months Ended                Nine months Ended
                                                            September 30,                    September 30,
                                                      ------------------------         -------------------
                                                         2000           1999              2000           1999
(in thousands)

Allowance for loan losses:
     Balance-beginning of period                       $  7,862       $ 7,962           $  7,862       $ 7,862

Charge-offs:
     Real Estate                                            (97)         (134)              (673)         (449)
     Commercial                                              (5)          (40)               (38)          (68)
     Consumer                                              (113)         (251)              (441)       (1,209)
     Tax Refund Loans                                                                       (500)         (200)
                                                       --------       -------           --------       -------
       Total                                               (215)         (425)            (1,652)       (1,926)
                                                       --------       -------           --------       -------

Recoveries:
     Real Estate                                              7             1                 44            10
     Commercial                                               6             1                 11             1
     Consumer                                               163           119                438           438
     Tax Refund Loans                                                                        153
                                                       --------       -------           --------       -------
       Total                                                176           121                646           449
                                                       --------       -------           --------       -------

Net charge-offs                                             (39)         (304)            (1,006)       (1,477)

Provision for loan losses                                    39           204              1,006         1,477
                                                       --------       -------           --------       -------
Allowance for loan losses:
     Balance-end of period                             $  7,862       $ 7,862           $  7,862       $ 7,862
                                                       ========       =======           ========       =======

DEPOSITS. Total deposits were $846 million at September 30, 2000 compared to $801 million at December 31, 1999. Non-interest bearing deposits have increased by approximately 21% since December 31, 1999 to $102 million. Management continues to focus on growing both its non-interest bearing and low-interest bearing deposit accounts. Republic's overall growth in deposits was also achieved by the successful performance of the Bank's commercial cash management program, retail deposit gathering efforts of the banking centers and its Internet banking initiative. As of September 30, 2000, Republic had $52 million in money market accounts and $13 million in CD's which had been opened through the Internet. Republic plans to continue to emphasize its deposit gathering programs throughout the remainder of 2000 by offering competitive products in its existing markets and maintaining recently instituted sales force incentives.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. When loans are placed on non-accrual status, all unpaid accrued interest is reversed. These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off. Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due or are deemed uncollectible. At September 30, 2000, Republic had $163,000 in consumer loans 90 days or more past due compared to $97,000 at December 31, 1999.

The Bank's level of delinquent loans increased to 1.59% at September 30, 2000, up from 1.29% at December 31, 1999. Republic experienced an increase in total non-performing loans from $3.7 million at December 31, 1999 to $4.7 million at September 30, 2000. A portion of loans past due that comprises total non-performing loans also includes otherwise performing loans that have matured, but are pending renewal. Other real estate owned increased only marginally from $218,000 at December 31, 1999 to $234,000 at September 30, 2000. Management does not consider the overall increase in non-performing assets during the period to be material or indicative of any adverse change in overall asset quality.

Table 5 provides information related to non-performing assets and loans 90 days or more past due.

Table 5 - Non-Performing Loans

                                                                            September 30,          December 31,
(dollars in thousands)                                                          2000                   1999

Loans on non-accrual status (1)                                            $   3,410               $   2,721
Loans past due 90 days or more                                                 1,279                     968
                                                                           ---------               ---------

Total non-performing loans                                                     4,689                   3,689

Other real estate owned                                                          234                     218
                                                                           ---------               ---------
Total non-performing assets                                                $   4,923               $   3,907
                                                                           =========               =========

Percentage of non-performing loans to total loans                               .41%                    .35%

Percentage of non-performing assets to total loans                              .43%                    .38%

[FN]

(1) Interest income that would have been earned and received on non-accrual loans was not material.

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loans have been written off or a specific allowance for loss has been provided). Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount may not be collected. Impaired loans decreased from $1.0 million at December 31, 1999 to approximately $800,000 at September 30, 2000.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand. Funding and cash flows can also be realized from the available-for-sale portion of the securities portfolio and paydowns from the loan portfolio. Republic's banking centers also provide access to retail deposit markets. Approximately $70 million of deposits, repurchase agreements and short-term borrowings secured by letters of credit are attributable to three customer relationships at September 30, 2000. These funds are short-term in nature and subject to immediate withdrawal by those entities. Should these funds be withdrawn, Republic has the ability to replenish them through alternative funding sources. Republic has established lines of credit with other financial institutions, the FHLB and brokerage firms. While Republic utilizes numerous funding sources in order to meet liquidity requirements, FHLB borrowings remain a material component of management's balance sheet strategy.

CAPITAL

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic's average capital to average assets ratio was 7.58% at September 30, 2000 compared to 8.27% at December 31, 1999. The decrease in Republic's capital ratio is primarily due to the successful growth of the Bank's loan portfolio and an increase in the average accumulated other comprehensive loss. For the year total capital increased $8 million from December 31, 1999 to $112 million at September 30, 2000 primarily as a result of net income.

The increase in capital due to net income was partially offset by dividends of $1.8 million declared during the first three quarters of 2000 and Republic's stock buyback program. The stock buyback program resulted in the purchase of 134,000 shares of Class A Common Stock at a total cost of $954,000 during 2000. The Company is authorized to buyback an additional 68,000 shares of Class A Common Stock under the current buyback program.

Republic continues to exceed the minimum regulatory requirements for Tier I, Tier I Leverage and total risk-based capital. The Bank expects to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC. Table 6 below depicts the capital ratios at September 30, 2000.

Table 6 - Capital Ratios

                                                                                                       Minimum
                                                                                                     Requirement
                                                                                    Minimum          To Be Well
                                                                                  Requirement        Capitalized
                                                                                  For Capital       Under Prompt
                                                                                   Adequacy          Corrective
                                                                Actual             Purposes       Action Provisions
                                                            Amount     Ratio   Amount     Ratio   Amount     Ratio

                                                                           (dollars in thousands)


     Total Risk Based Capital (to Risk Weighted Assets)
         Consolidated                                  $ 128,535     13.90%   $ 73,980      8%    $ 92,476      10%
         Bank only                                     $ 124,264     13.44%   $ 73,979      8%    $ 92,473      10%

     Tier I Capital (to Risk Weighted Assets)
         Consolidated                                  $ 120,673     13.05%   $ 36,990      4%    $ 55,485       6%
         Bank only                                     $ 116,402     12.59%   $ 36,989      4%    $ 55,484       6%

     Tier I Leverage Capital (to Average Assets)
         Consolidated                                  $ 120,673      8.32%   $ 57,031      4%    $ 71,289       5%
         Bank only                                     $ 116,402      8.02%   $ 57,029      4%    $ 71,286       5%


Kentucky banking laws limit the amount of dividends that may be paid to Republic by the Bank without prior approval of the Bank's regulatory agency. Under these laws, the amount of dividends that may be paid in any calendar year is limited to the Bank's current year's net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At September 30, 2000, the Bank had approximately $22 million of retained earnings that could be utilized for payment of dividends if authorized by the Bank's Board of Directors.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income. Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates. Management, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies. Management considers interest rate risk to be Republic's most significant market risk.

Republic utilizes an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are then evaluated. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. Assumptions based on the historical behavior of Republic's deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Republic's interest sensitivity profile changed from December 31, 1999 to September 30, 2000. Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, Republic's base net interest income would increase by an estimated 4.28% at September 30, 2000 compared to an increase of 2.47% at December 31, 1999. Given a 100 basis point increase in the yield curve Republic's base net interest income would decrease by an estimated 4.76% at September 30, 2000 compared to a decrease of 4.49% at December 31, 1999.

The interest sensitivity profile of Republic at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The table below is representative only and is not a precise measurement of the effect of changing interest rates on Republic's net interest income in the future.

Table 7 - Interest Rate Sensitivity

                                                                       September 30, 2000

                                                  Decrease in Rates                         Increase in Rates
                                                  -----------------                         -----------------
                                                  200            100                         100           200
                                             Basis Points  Basis Points       Base      Basis Points   Basis Points

                                                                     (dollars in thousands)

Projected interest income

Loans                                       $    95,825     $   99,851    $  102,330  $   105,893      $ 109,170
Investments                                      17,250         18,365        19,686       21,232         22,326
Short-term investments                               65             76           170          240            164
                                            -----------     ----------    ----------  -----------      ---------
Total interest income                           113,140        118,292       122,186      127,365        131,660

Projected interest expense

Deposits                                         36,542         40,377        43,392       47,585         51,225
Other borrowings                                 24,584         27,973        30,904       34,171         37,566
                                            -----------     ----------    ----------  -----------      ---------
Total interest expense                           61,126         68,350        74,296       81,756         88,791

Net interest income                         $    52,014     $   49,942    $   47,890  $    45,609      $  42,869
Change from base                            $     4,124     $    2,052                $    (2,281)     $  (5,021)
% Change from base                                 8.61%          4.28%                     (4.76)%       (10.48)%


                                                                        December 31, 1999

                                                  Decrease in Rates                         Increase in Rates
                                                  -----------------                         -----------------
                                                  200            100                         100           200
                                             Basis Points  Basis Points       Base      Basis Points   Basis Points

                                                                     (dollars in thousands)

Projected interest income

Loans                                       $    82,805     $   87,101    $   92,825  $    97,350      $ 101,418
Investments                                      13,311         13,862        14,191       14,565         14,914
Short-term investments                              353            871           585          613            631
                                            -----------     ----------    ----------  -----------      ---------
Total interest income                            96,469        101,834       107,601      112,528        116,963

Projected interest expense

Deposits                                         28,261         31,367        34,736       38,277         41,834
Other borrowings                                 16,622         20,047        23,661       27,256         30,866
                                            -----------     ----------    ----------  -----------      ---------
Total interest expense                           44,883         51,414        58,397       65,533         72,700

Net interest income                         $    51,586     $   50,420    $   49,204  $    46,995      $  44,263
Change from base                            $     2,382     $    1,216                $    (2,209)     $  (4,941)
% Change from base                                 4.84%          2.47%                     (4.49)%       (10.04)%


NEW ACCOUNTING PRONOUNCEMENTS

See discussion in Note 1 to financial statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information for this item is incorporated by reference to the Asset /Liability Management and Market Risks section on pages 30 and 31 of Part 1,
Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report.

PART II - OTHER INFORMATION

Item 1.    Legal proceedings

Reference is made to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 in which information was reported regarding the litigation brought by Esther A. Grossman, individually and as next friend of Jessica Grossman, a minor, and as administratrix of the estate of Martin L. Grossman against the Bank. Reference is also made to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, in which information was reported regarding the litigation brought by Beneficial Franchise Company, Inc. against the Bank and others. There has been no material change in the status of these litigation matters during the quarter. The Company continues to believe that the allegations in both of these lawsuits are without merit. The Company continues to vigorously defend against both lawsuits.

Item 2.    Changes in securities

During the third quarter of 2000, Republic issued approximately 42,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

Item 6.    Exhibits and Reports on Form 8-K

     The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 35.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Republic Bancorp, Inc.

                                  (Registrant)

                                                    Principal Executive Officer:

Date: November 14, 2000                             /s/ Steven E. Trager
     ---------------------------                    --------------------
                                                    Steven E. Trager
                                                    Chief Executive Officer

                                                    Principal Financial Officer:

Date: November 14, 2000                             /s/ Kevin Sipes
     ----------------------------                   ---------------
                                                    Kevin Sipes
                                                    Chief Financial Officer &
                                                    Chief Accounting Officer


EXHIBIT INDEX

                                                                           Incorporated
Exhibit                    Description                                     By Reference To

11                         Statement Regarding Computation of              Filed as Exhibit 11 on page 35 of this
                           Per Share Earnings                              Form 10-Q for the period ended
                                                                           September 30, 2000

15                         Awareness Letter                                Filed as Exhibit 15 on page 36 of this
                                                                           Form 10-Q for the period ended
                                                                           September 30, 2000

27                         Financial Data Schedule                         Filed as Exhibit 27 on page 37 of this
                                                                           Form 10-Q for the period ended
                                                                           September 30, 2000



Exhibit 11.

Statement Regarding Computation of Per Share Earnings

See Item 1, Note 7 "Earnings Per Share" for calculations.

Exhibit 15.
Awareness Letter

November 10, 2000

Republic Bancorp, Inc.
601 West Market Street
Louisville, Kentucky 40202


We have reviewed, in accordance with standards established by the AICPA, the unaudited interim financial information of Republic Bancorp, Inc. (the Company) as of September 30, 2000 and for the quarter and year-to-date periods ended September 30, 2000 and 1999 as indicated in our report dated November 10, 2000. Because we did not perform an audit, we expressed no opinion on that information.

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