Form 10-K
period 2000-12-31
REPUBLIC BANCORP INC /KY/
filed 2001-03-19
CIK 921557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
  [ ] Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER: 0-24649

                             REPUBLIC BANCORP, INC.
             (Exact name of registrant as specified in its charter)
           Kentucky                                      61-0862051
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

601 W. Market Street, Louisville, Kentucky                      40202
------------------------------------------                      -----
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 15, 2001 was approximately $57,357,000 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock as of March 15, 2001 was 14,081,702 and 2,086,129, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Parts I and II.

Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2001 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

PART I
  1.  Business                                                                 4
  2.  Properties                                                              13
  3.  Legal Proceedings                                                       14
  4.  Submission of Matters to a Vote of Security Holders                     14

PART II
  5.  Market for Registrant's Common Equity And Related
        Security Holder Matters                                               14
  6.  Selected Financial Data                                                 14
  7.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   14
  7A. Quantitative and Qualitative Disclosures about Market Risk              15
  8.  Financial Statements and Supplementary Data                             15
  9.  Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                              15

PART III
  10. Directors and Executive Officers of the Registrant                      15
  11. Executive Compensation                                                  15
  12. Security Ownership of Certain Beneficial Owners and Management          15
  13. Certain Relationships and Related Transactions                          19

PART IV
  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K         20

      Signatures                                                              21

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of Republic Bancorp, Inc. that are considered "forward-looking" within the meaning of the Private Securities
Litigation and Reform Act of 1995. These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of our allowance for loan losses. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations (including changes resulting from the Gramm-Leach-Bliley Act enacted in November 1999), changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission.

Please Note:
AS USED IN THIS REPORT, THE TERMS "REPUBLIC", THE "COMPANY", "WE", "OUR" AND "US" REFER TO REPUBLIC BANCORP, INC., AND, WHERE THE CONTEXT REQUIRES, REPUBLIC BANCORP, INC. AND ITS SUBSIDIARIES; AND THE TERM THE "BANK" REFERS TO OUR SUBSIDIARY, REPUBLIC BANK & TRUST COMPANY.

                                     PART I
ITEM 1. BUSINESS.

Republic Bancorp, Inc. is a financial holding company headquartered in Louisville, Kentucky. Republic's principal subsidiary is Republic Bank & Trust Company, a Kentucky banking corporation. Incorporated in Kentucky on January 2, 1974, Republic became a bank holding company when the Bank became authorized to conduct a commercial banking business in Kentucky in 1981.

The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the operations of the Bank. At December 31, 2000, Republic had total assets of $1.5 billion, total deposits of $864 million and total stockholders' equity of $117 million. Based on total assets as of December 31, 2000, Republic ranked as the 4th largest independent bank holding company headquartered in Kentucky. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company's Website address is www.republicbank.com.

GENERAL BUSINESS OVERVIEW

As of  March  1,  2001,  Republic  had a total of 21  banking  centers  in seven
Kentucky communities and a loan production office in Clarksville, Indiana. Republic plans to charter a new bank in the state of Indiana during the second quarter of 2001. The new bank will utilize the loan production office in Clarksville as its corporate headquarters and will be capitalized with a $5 million contribution by Republic Bancorp. Republic's two primary market areas are located in North Central and Central Kentucky. The North Central Kentucky market includes the Louisville metropolitan area, the largest city in Kentucky, where Republic is headquartered and has 11 banking centers. Republic's Central Kentucky market includes ten banking centers in the following Kentucky cities:
Bowling Green (1); Elizabethtown (1); Frankfort (2); Lexington, the second largest city in Kentucky (4); Owensboro (1); and Shelbyville (1).

Republic has developed a super community banking network, with most of its banking centers located either in separate communities or portions of urban areas that represent distinct communities. Each of Republic's banking centers is managed by one or more officers with the authority to make pricing and loan decisions within Company policies and guidelines.

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

The Company has historically extended credit and provided general banking services through its banking center network to individuals, professionals, and businesses. Over the past several years the Company began to seek new lines of business to diversify its asset mix and further enhance its profitability. While each new line of business reflects the Company's efforts to enrich its asset mix, each of these lines of business is an outgrowth of the basic community banking concepts that the Company has traditionally engaged. The Company principally markets its products and services through the following delivery channels:

MORTGAGE LENDING. The Company utilizes its banking centers and commissioned originators to offer a complete line of single family residential mortgage products. The Company generally retains mortgage loans with variable rates or adjustable rates with up to 10 year fixed rate terms, and sells its longer term fixed rate loans into the secondary market. Once closed, the secondary market loans are sold without recourse to institutional investors. Generally, fixed rate loans in process are covered by forward commitments to these investors, thus limiting Republic's interest rate risk.

Republic does not retain the servicing on the majority of its loans sold in the secondary market, a practice dating back to 1995. Management's decision to retain or release servicing rights is largely dependent upon market pricing considerations. When administering loans with the servicing retained by the Company, the responsibility of collecting principal and interest payments, escrowing for taxes and insurance and remitting payments to the secondary market investors remains with Republic. A fee is received by Republic for performing these standard servicing functions.

COMMERCIAL LENDING AND LEASING. In 1997, the Company established a separate commercial lending unit as an outgrowth of the Company's historical business of originating loans for small and medium-sized businesses from its various locations. Commercial loans are primarily real estate secured and are generated at banking centers primarily in the Company's market areas. The Company makes commercial loans to a variety of industries. The Company intends to expand this business through focused calling programs, seeking to broaden relationships with commercial clients with loan, deposit and cash management services.

PREFERRED CLIENT SERVICES. Republic has established long-standing relationships with the medical communities in its primary markets. Special loan and deposit products have been tailored to meet the needs of physicians and their practices. Republic has the capacity to expand these specialized services to other professional business groups.

CONSUMER LENDING. Consumer loans made by the Company include automobile loans, home improvement and home equity loans, operating lines of credit, and personal loans (both secured and unsecured). Consumer lending loan products, while available, are not heavily promoted in Republic's markets.

SPECIALIZED LENDING. Republic has pursued specialized lending opportunities to complement its traditional lending programs. One specialized product line includes tax refund loans and checks produced by Refunds Now, a program specializing in tax refund anticipation services. Republic began offering these services through a joint venture arrangement with Refunds Now, Inc. In October 1998, the Company acquired Refunds Now, Inc. as a subsidiary, in a stock merger transaction accounted for as a pooling of interests.

INTERNET  BANKING.  Republic  continues  to expand  its market  penetration  and service delivery by offering clients Internet banking services through republicbank.com. Twenty-seven percent of the Bank's existing checking account clients now utilize Republic's Internet banking services. Republicbank.com is also available to clients outside of Kentucky and has over $74 million in deposits from 48 states and the District of Columbia.

OTHER BANKING SERVICES. The Bank also provides investment management and trust services and engages in life, long-term care and title insurance sales, item processing, and other related financial institution lines of business. At December 31, 2000, Republic had over $1 billion in trust assets under administration.

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

Republic's operating revenues are derived primarily from interest earned from its loan and investment securities portfolios and fee income from loan, deposit and other banking products. For information about Republic's loan loss reserve and the allocation of the allowance for loan losses by loan type, see the discussion under the sub-heading "Asset Quality" included on page 25 of Republic's 2000 Annual Report to Shareholders, which is incorporated herein by reference.

Information about Republic's business segments and nonbanking lines of business is contained in Note 20 of the Consolidated Financial Statements on page 55 of Republic's 2000 Annual Report to Shareholders, information which is incorporated herein by reference.

EMPLOYEES

As of December 31, 2000, the Bank had 498 employees of which 411 were full-time and 87 part-time. None of the Bank's employees are subject to a collective bargaining agreement, and neither Republic nor the Bank has ever experienced a work stoppage.

COMPETITION

The Company actively competes with several local and regional commercial banks, thrifts, credit unions and mortgage companies for deposits, loans and other banking related financial services. There is intense competition in the Bank's markets from other financial institutions as well as other "non-bank" companies that engage in similar activities. Some of the Company's competitors are not subject to the same degree of regulatory review and restrictions that apply to the Bank. In addition, the Company must compete with much larger financial institutions that have greater financial resources than the Company and, while predominantly headquartered in other states, aggressively compete for market share in Kentucky. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, are creating more pressure on smaller financial institutions to consolidate. The Company also competes with insurance companies, consumer finance companies, investment banking firms, brokerage houses, mutual fund managers and investment advisors. Retail establishments compete for loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise. It is anticipated that competition from both bank and "non-bank" entities will continue to remain strong in the near future.

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

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations, to issue cease and desist or removal orders, to seek injunctions, and publicly disclose such actions; and extensive authority to police unsafe or unsound practices. In addition, Republic's nonbanking subsidiaries are also subject to regulation by other agencies. The nonbank subsidiary engaged in insurance activities is subject to regulation by the Kentucky Insurance Department, which is the only state in which it currently conducts business.

The following description summarizes some of the laws to which the Company and the Bank are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. In addition, upon the completion of its organization, which is expected to occur in the second quarter of 2001, Republic's new Indiana bank subsidiary, and Republic, as its holding company, will also be subject to supervision and regulation by the Indiana Department of Financial Institutions.

THE COMPANY

The Company is a bank holding company that has elected the status of a financial holding company under the BHCA, and it is subject to supervision, regulation and examination by the Federal Reserve Board. The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

BANK ACQUISITIONS BY BANK AND FINANCIAL HOLDING COMPANIES. Republic is required to obtain the prior approval of the Federal Reserve Board under the BHCA before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. Consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977, as amended. Under the Community Reinvestment Act, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods. By virtue of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the geographic location of the bank is no longer a factor. Under that Act, a well-capitalized and well-managed bank holding company may acquire a bank located in any state, subject to certain deposit percentage limitations and aging requirements.

IMPACT  OF  RECENT  LEGISLATION.  The  activities  permissible  to bank  holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act which the President signed into law on November 12, 1999. Effective March 11, 2000, the Gramm-Leach-Bliley Act removed Federal and state law barriers that prevented banking organizations, such as the Company, from affiliating with insurance organizations and securities firms. Republic has elected and was subsequently approved for treatment as a financial holding company and, as such, it may engage in financial activities (activities that are financial in nature, such as insurance and securities underwriting and dealing activities) and activities the Federal Reserve determines to be complementary to financial activities which do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

The Federal Reserve Board and Treasury Secretary determine what activities qualify as financial in nature and have adopted regulations identifying certain activites as financial in nature or incidental to financial activities, as well as the procedures that allow a financial holding company to request the Federal Reserve Board's approval to conduct an activity that is complementary to a financial activity. A financial holding company is not required to obtain prior Federal Reserve Board approval in order to engage in the financial activities identified in the Gramm-Leach-Bliley Act, other than in connection with an acquisition of a thrift. However, a financial holding company cannot commence, or acquire, any new financial activities if one of its depository institution subsidiaries receives a less than satisfactory CRA rating. In addition, if any of its depository institution subsidiaries ceases being well capitalized or well managed, and compliance is not achieved within 180 days, a financial holding company may be forced, in effect, to cease conducting business as a financial holding company by divesting either its nonbanking financial activities or its banks.

Subject to certain exceptions, national banks are also able to engage in financial activities through separate subsidiaries. As a general rule, financial subsidiaries of national banks are not permitted to engage as principal in underwriting insurance or issuing annuities, real estate development or investment, merchant banking (for at least 5 years) or insurance company portfolio activities in which financial holding companies may engage. Insured state banks, such as the Bank, are permitted to control or hold an interest in a financial subsidiary that engages in the same type of activities permissible for national banks, subject to any restrictions imposed on a bank under the laws of the state under which the bank is organized. Large banks (the top 50 to 100) may be required to meet certain eligible debt investment grade rating requirements in order to utilize financial subsidiaries to engage in financial activities. Conducting financial activities through a bank subsidiary can impact capital adequacy, and restrictions will apply to affiliate transactions between the bank and its financial subsidiary.

Under the financial modernization legislation, the banking, securities and insurance activities of financial organizations are functionally regulated by the banking regulators, the Securities and Exchange Commission and state securities regulators and organizations, and the state insurance regulators, respectively. Consistent with this functional approach, and after May 11, 2001, banks will no longer be excluded from the definition of a broker or a dealer under the Federal securities laws. Limited exemptions will be retained for specific types of bank activities, including an exemption to permit banks to continue to offer on-site third party brokerage services under certain conditions. Banks advising registered investment companies will be required to register as investment advisors, and only common trust funds that are employed by banks solely as an aid to the administration of trusts, estates, or other fiduciary accounts will be able to avoid the registration requirements imposed on investment companies. The Gramm-Leach-Bliley Act includes consumer privacy protections and CRA "sunshine" rules, "modernizes" various other banking related statutes, permits mutual bank holding companies, and requires a number of studies and reports to Congress.

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

THE BANK

The Bank is a Kentucky chartered commercial banking corporation, the deposits of which are insured by the FDIC. The Bank is not a member of the Federal Reserve System; the Bank is subject to supervision and regulation by the FDIC and the Kentucky Department of Financial Institutions. Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Kentucky Department of Financial Institutions. Because the Federal Reserve Board regulates the bank holding company parent of the Bank, the Federal Reserve Board also has supervisory authority that directly affects the Bank.

The Kentucky banking statutes prescribe the permissible activities in which a Kentucky bank may engage and where those activities may be conducted. These statutes were amended during 2000 to add a "super-parity" provision. This super-parity provision permits a well-rated Kentucky banking corporation (such as the Bank) to engage in any banking activity in which a national or state bank operating in any other state or a federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided it first obtains a legal opinion specifying the statutory or regulatory provisions that permit the activity.

BRANCHING. Kentucky law currently expressly permits a Kentucky chartered bank to establish a branch office in any county in which the bank's principal office or an existing branch is located, In reliance on the new "super-parity" provision discussed above, the Kentucky Department of Financial Institutions is permitting well-rated banks to open branches in counties in which they do not already have a branch. In addition, a Kentucky chartered bank is permitted to combine with a commonly controlled bank or thrift regardless of its location in Kentucky. The Kentucky banking statutes also permit a Kentucky bank, with prior regulatory approval, to engage in an interstate merger transaction, and thereby establish a branch office outside of Kentucky. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. An out-of-state bank is permitted to establish branch offices in Kentucky by merging with a Kentucky bank. De novo branching into Kentucky by an out-of-state bank is not permitted by the Kentucky banking statutes.

The Kentucky General Assembly recently passed in the 2001 General Session, and delivered to the Governor, amendments to the banking statutes that will expressly permit branching statewide, and remove the restrictions on acquisitions that are currently applicable to Kentucky banks that have not been in operation for at least 5 years. Similar amendments were adopted during the 2000 General Session, but were not given effect as a result of the enactment of conflicting legislation.

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

RESTRICTIONS ON DISTRIBUTION OF SUBSIDIARY BANK DIVIDENDS AND ASSETS. Dividends paid by the Bank have provided substantially all of the Company's operating funds, and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company's principal source of operating funds. Capital adequacy requirements and state law serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized." The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. Under Kentucky banking law, the dividends the Bank can pay during any calendar year are generally limited to its profits for that year, plus its retained net profits for the two preceding years, less any required transfers to surplus or to fund the retirement of preferred stock or debt, absent approval of the Commissioner of the Kentucky Department of Financial Institutions.

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

The Deposit Insurance Funds Act of 1996 provided for the recapitalization of the SAIF through a one time special assessment in 1996 on SAIF-insured deposits. After that special assessment, the assessment rate disparity between BIF and SAIF members was eliminated. The current range of BIF and SAIF assessments is between 0% and .27% of deposits.

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

CONSUMER LAWS AND REGULATIONS. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing business operations.

CAPITAL ADEQUACY REQUIREMENTS

RISK-BASED CAPITAL GUIDELINES. The Federal Reserve Board and FDIC have substantially similar risk-based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off-balance sheet instruments. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2000, the Company's ratio of Tier 1 capital to total risk-weighted assets was 12.01% and its ratio of total capital to total risk-weighted assets was 12.78%. As of December 31, 2000, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 11.59% and its ratio of total capital to total risk-weighted assets was 12.36%. See Note 13 to the Consolidated Financial Statements included in Republic's annual report to shareholders for the year ended December 31, 2000.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2000, the Company's leverage ratio was 8.13%. The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 2000, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 7.84%. See Note 13 to the Consolidated Financial Statements included in Republic's annual report to shareholders for the year ended December 31, 2000.

The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The FDIC may establish higher minimum capital adequacy requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

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

LEGISLATIVE INITIATIVES

The United States Congress continues to consider a number of proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts into a unified charter, and to further expand or change the regulation of the powers of depository institutions, bank holding companies, and competitors of depository institutions. In addition, numerous regulations are required to be promulgated to implement fully the significant legislative changes made in the recently enacted Gramm-Leach-Bliley Act discussed above. From time to time the Kentucky General Assembly also considers legislative proposals that could significantly change state banking laws applicable to the Bank, including proposals to expand the powers of state banks. It cannot be predicted whether, or in what form, any of these proposals or regulatory initiatives will be adopted, the impact they will have on the financial institutions industry or the extent to which the business or financial condition of the Company and its subsidiaries may be affected thereby.

STATISTICAL DISCLOSURES

The statistical information required by Item 1 may be found in the Company's 2000 Annual Report to Shareholders (Exhibit 13 hereto) which, to the extent indicated, is hereby incorporated herein by reference, as follows:

                                                           Page in the Company's
                                                           2000 Annual Report to
GUIDE 3 DISCLOSURES                                             Shareholders
-------------------                                        ---------------------
I.   Distribution of Assets, Liabilities
      and Shareholders' Equity:
      Interest Rates and Interest Differential
        A. Average Balance Sheet                                     19
        B. Net Interest Earnings Analysis                            18
        C. Rate/Volume Analysis                                      20

II.  Investment Portfolio
        A. Book Value of Investment Securities                       26
        B. Maturities of Investment Securities                       26
        C. Investment Securities Concentrations                      26

III. Loan Portfolio
        A. Types of Loans                                            23
        B. Maturities and Sensitivity of Loans to
            Changes in Interest Rates                                23
        C. Risk Elements
            1. Nonaccrual, Past Due 90 Days or More,
               and Restructured Loans                                25
            2. Potential Problem Loans                               42
            3. Foreign Outstandings                                 N/A
            4. Loan Concentrations                                   23
        D. Other Interest-Bearing Assets                            N/A

IV.  Summary of Loan Loss Experience
        A. Analysis of Allowance for Loan Losses                     24
        B. Allocation of the Allowance for Loan Losses               24

V.   Deposits
        A. Average Balances                                          19
        B. Maturities of Large Denomination Certificates
            of Deposit                                               43
        C. Foreign Deposit Liability Disclosure                     N/A

VI.  Return on Equity and Assets
        A. Return on Average Assets                                  16
        B. Return on Average Equity                                  16
        C. Dividend Payout Ratio                                     16
        D. Equity to Assets Ratio                                    16

VII. Short-Term Borrowings                                           43

                                       12

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

                                                      SQUARE          OWNED (O)/
BANKING CENTERS                                       FOOTAGE         LEASED (L)
---------------                                       -------         ----------
LOUISVILLE METROPOLITAN AREA
2801 Bardstown Road, Louisville (1)                    5,000              L
601 West Market Street, Louisville (1)                43,000              L
661 South Hurstbourne Parkway, Louisville (1)         27,000              L
4921 Brownsboro Road, Louisville                       2,000              L
4655 Outer Loop, Louisville                            3,000              L
5320 Dixie Highway, Louisville                         5,000             O/L (2)
3950 Kresge Way, Louisville                              400              L
9600 Brownsboro Road, Louisville (1)                  13,000              L
3726 Lexington Road, Louisville                        4,000              L
7101 Bardstown Road, Louisville                        5,000             O/L (2)
9101 U.S. Highway 42, Prospect                         4,000             O/L (2)

LEXINGTON
651 Perimeter Drive, Lexington                         4,000              L
2401 Harrodsburg Road, Lexington                       4,000              O
641 East Euclid Avenue, Lexington                      3,500              O
3098 Helmsdale Place, Lexington                        4,000             O/L (2)

FRANKFORT
100 Highway 676, Frankfort                             4,000             O/L (2)
1001 Versailles Road, Frankfort                        4,000              O

BOWLING GREEN, 1700 Scottsville Road                   4,000              O

OWENSBORO, 3500 Frederica Street                       5,000              O

ELIZABETHTOWN, 1690 Ring Road                         21,000              O

SHELBYVILLE, 1641 Midland Trail                        5,000             O/L (2)

LOAN PRODUCTION OFFICE
----------------------
LOUISVILLE METROPOLITAN AREA
610 Eastern Boulevard, Clarksville (1)                 3,200              L

REFUNDS NOW OFFICE
------------------
125-127-129 South Sixth Street, Louisville             4,700              L

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

ITEM 3.  LEGAL PROCEEDINGS

On June 5, 1998, a suit against the Bank was filed in Jefferson County Circuit Court, Louisville, Kentucky by Esther A. Grossman, individually and as next friend of Jessica Grossman, a minor, and as administratrix of the estate of Martin L. Grossman. The suit alleged that the Bank failed to notify Mr. Grossman that his application for a $20,000 credit life insurance policy had been declined by a life insurance company and that such alleged failure to notify Mr. Grossman of the insurance declination caused his death. The plaintiff asserted various causes of action, including breach of fiduciary duty, negligence, and breach of contract, as well as statutory claims. The plaintiff was seeking approximately $6.4 million in damages. This matter now stands terminated as the parties entered into a Mutual Release and Settlement Agreement effectively dated January 22, 2001. While the Agreement provides for a nominal payment to the Plaintiff, the Agreement does not constitute an admission by Republic of any violation of any law or of any of the legal rights of the Plaintiff.

On April 21, 2000, Beneficial Franchise Company Inc. filed a lawsuit in the United States District Court for the Northern District of Illinois at Chicago against Bank One, N.A., First Security Bank, River City Bank, Santa Barbara Bank & Trust and the Company. The lawsuit alleges that the Defendants' tax refund and anticipation services infringed on three patents owned by Beneficial and induced others to infringe the patents. Beneficial seeks unspecified damages against all defendants. The Company intends to vigorously defend the litigation. The litigation is in the discovery phase and no trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The information captioned "Market and Dividend Information" included on page 30 of the Company's annual report to shareholders for the year ended December 31, 2000 is incorporated herein by reference.

Republic has made available to its employees participating in its 401(k) plan the opportunity to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares were purchased by the independent bank trustee, administering the plan, from time to time in the open market in broker's transactions. As of December 31, 2000, approximately 145,486 shares of Class A Common Stock were held by the trustee on behalf of the plan.

ITEM 6.  SELECTED FINANCIAL DATA

The information captioned "Selected Consolidated Financial Data" included on page 16 of the Company's annual report to shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 17 through 30 of the Company's annual report to shareholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption "Asset/Liability Management and Market Risk" included on pages 29 through 30 of the Company's annual report to shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item, Report of Independent Public Accountants and Consolidated Financial Statements and related notes, appears on pages 31 through 56 of the Company's annual report to shareholders for the year ended December 31, 2000 and is incorporated herein by reference. The Selected Quarterly Financial Data appears in Note 22 on page 56 of the Company's Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item appears under the heading "PROPOSAL 1 ELECTION OF DIRECTORS" on pages 8 through 11 of the Proxy Statement, dated March 19, 2001, of Republic Bancorp, Inc. for the 2001 Annual Meeting of Shareholders to be held April 18, 2001 ("Proxy Statement"), and under the heading "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 21 of the Proxy Statement, all of which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information under the sub-heading "Director Compensation" on page 11 of the Proxy Statement and under the heading "CERTAIN INFORMATION AS TO MANAGEMENT" on pages 12 through 15 of the Proxy Statement is incorporated herein by reference. In addition, the information under the heading "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" on pages 19 to 20 of the Proxy Statement is incorporated herein by reference, provided that information in the Proxy Statement under the heading "COMPENSATION COMMITTEE REPORT" is not incorporated in this Report and shall not be deemed to be a part of this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SHARE OWNERSHIP

The following table reflects certain information regarding the beneficial ownership of the outstanding shares of Republic Bancorp, Inc. as of March 1, 2001, based on information available to the board of directors. The Class B Common Stock is convertible into Class A Common Stock on a share-for-share basis. In the following table, information in the column headed "Class A Common" does not reflect the shares of Class A Common Stock issuable upon conversion of the Class B Common Stock. Information is included for:

     (1) persons who own more than 5% of the Class A or the Class B Common Stock outstanding on March 1, 2001,

     (2)  directors and nominees,

     (3) the five (5) executive officers of Republic Bancorp, Inc. who received the highest total salary and bonus during 2000 (the "named executive officers"), and

     (4)  executive officers and directors of Republic Bancorp, Inc. as a group.

Unless indicated otherwise, Republic Bancorp Inc. believes that each person named below has the sole power to vote and dispose of the voting securities beneficially owned by such person. Please note that the table provides information about the number of shares beneficially owned, as opposed to the voting power of those shares Executive officers, directors and nominees as a group (10 persons) hold 67% of the combined voting power of the Class A and Class B Common Stock. Please also note that the table does not reflect the results of Republic Bancorp's Dutch auction tender offer ,which expired on March 13, 2001. Based on a preliminary count by the depositary, approximately 747,325 shares of Class A Common Stock were tendered pursuant to the offer, of which 40,987 shares were tendered through notices of guaranteed delivery. As determined under the Dutch auction tender procedures, the purchase price for tendered shares is $10 per share.

                                                                                            Class A and Class B
                                        Class A Common              Class B Common            Common Combined
                                    -----------------------     -----------------------     -------------------
Name                                Shares          Percent     Shares          Percent     Shares      Percent
-------------------------------     -----------------------     -----------------------     -------------------
FIVE PERCENT SHAREHOLDERS:

Bernard M. Trager                   7,340,032 (1)     49.5%     1,545,858 (2)     73.5%     8,885,890     52.4%
601 West Market Street
Louisville, Kentucky 40202

Steven E. Trager                    6,700,295 (3)     45.1        898,678 (4)     42.8      7,598,973     44.8
601 West Market Street
Louisville, Kentucky 40202

Scott Trager                        6,686,115 (5)     45.0        917,300 (6)     43.6      7,603,415     44.9
601 West Market Street
Louisville, Kentucky 40202

Sheldon Gilman, Trustee             6,566,736 (7)     44.2        883,678 (8)     42.0      7,450,414     44.0
for the grandchildren of
Bernard M. Trager
400 West Market Street

Suite 2200
Louisville, Kentucky 40202

Teebank Family                      5,903,612 (9)     39.8        763,984 (9)     36.3      6,667,596     39.4
Limited Partnership
7413 Cedar Bluff Court
Prospect, Kentucky 40059

Jaytee Properties                     620,784 (9)      4.2        119,694 (9)      5.7        740,478      4.4
Limited Partnership
7413 Cedar Bluff Court
Prospect, Kentucky 40059

DIRECTORS, NOMINEES AND NAMED
EXECUTIVE OFFICERS:

Charles E. Anderson                    53,490 (10)     *            1,000 (11)     *           54,490      *
Larry M. Hayes                        315,878 (12)     2.1          4,694          *          320,572      1.9
Bill Petter                           376,781 (13)     2.5         14,000 (14)     0.7        390,781      2.3
Sandra Metts Snowden                   14,844          *               -                       14,844      *
R. Wayne Stratton                      12,900 (15)     *            1,700 (16)     *           14,600      *
Samuel G. Swope                        38,251 (17)     *            5,694          *           43,945      *
Bernard M.  Trager                  7,340,032 (1)     49.5      1,545,858 (2)     73.5      8,885,890     52.4
Scott Trager                        6,686,115 (5)     45.0        917,300 (6)     43.6      7,603,415     44.9
Steven E. Trager                    6,700,295 (3)     45.1        898,678 (4)     42.8      7,598,973     44.8
Kevin Sipes                             1,825 (18)     *              200          *            2,025      *

EXECUTIVE OFFICERS, DIRECTORS AND
NOMINEES AS A GROUP (10 PERSONS)    7,876,380         53.1%     1,621,968         77.2%     9,498,148     56.1%

*        Less than .5%

(1) Includes 5,903,612 shares held of record by Teebank Family Limited Partnership ("Teebank") and 620,784 shares held of record by Jaytee Properties Limited Partnership ("Jaytee"). Bernard Trager is a general and limited partner and Jean S. Trager, his wife, is a limited partner of both Teebank and Jaytee. Bernard Trager shares investment power over the shares held of record by Teebank and Jaytee with Steven Trager. Includes 257,458 unallocated shares held of record by Republic Bancorp's Employee Stock Ownership Plan ("ESOP"), of which Bernard Trager is a member of the Administrative Committee. Bernard Trager shares voting power over the shares held of record by the ESOP with Bill Petter and Larry Hayes. Includes 559 shares allocated to Bernard Trager under the ESOP. Also includes 100,323 shares held of record by Trager Family Foundation, a charitable foundation organized under Section 501(c)(3) of the Internal Revenue Code. Bernard Trager shares voting and investment power over these shares with Mrs. Trager, Steven Trager, and Shelley Trager Kusman.

(2) Includes 763,984 shares held of record by Teebank and 119,694 shares held of record by Jaytee. Bernard Trager is a general and limited partner and Jean Trager, his wife, is a limited partner of both Teebank and Jaytee. Bernard Trager shares investment power over the shares held of record by Teebank and Jaytee with Steven Trager. Also includes 117,454 shares owned by Jean Trager, with whom Bernard Trager shares voting and investment power.

(3) Includes 5,903,612 shares held of record by Teebank and 620,784 shares held of record by Jaytee. Steven Trager is a general and limited partner of both Teebank and Jaytee. Trusts for the benefit of, among others, Steven Trager, his wife and his two minor children are limited partners of both Teebank and Jaytee. Steven Trager shares investment power over the shares held of record by Teebank and Jaytee with Bernard Trager, and he shares voting power over the shares held of record by Teebank and Jaytee with Scott Trager and Sheldon Gilman, as trustee. Includes 5,000 shares held by Steven Trager's wife. Includes 100,323 shares held of record by Trager Family Foundation, a charitable foundation organized pursuant to Section 501(c)(3) of the Internal Revenue Code. Steven Trager shares voting and investment power over these shares with Jean Trager, Bernard Trager, and Shelley Trager Kusman. Also includes 576 shares allocated to Steven Trager under the ESOP and 5,000 shares held in a 401(k) plan.

(4) Includes 763,984 shares held of record by Teebank and 119,694 shares held of record by Jaytee. Steven Trager is a general and limited partner of both Teebank and Jaytee. Trusts for the benefit of, among others, Steven Trager, his wife and his two minor children are limited partners of both Teebank and Jaytee. Steven Trager shares investment power over the shares held of record by Teebank and Jaytee with Bernard Trager, and he shares voting power over the shares held of record by Teebank and Jaytee with Scott Trager and Sheldon Gilman, as trustee. Also includes 1,000 shares held in a 401(k) plan.

(5) Includes 5,903,612 shares held of record by Teebank and 620,784 shares held of record by Jaytee. Scott Trager is a limited partner of both Teebank and Jaytee. Scott Trager shares voting power over the shares held of record by Teebank and Jaytee with Steven Trager and Sheldon Gilman, as trustee. Includes 19,906 shares held of record by a family trust of which Scott Trager is a co-trustee and a beneficiary. Includes 25,000 shares of Class A Common Stock under currently exercisable options. Also includes 576 shares allocated to Scott Trager under the ESOP and 12,599 shares held in a 401(k) plan.

(6) Includes 763,984 shares held of record by Teebank and 119,694 shares held of record by Jaytee. Scott Trager is a limited partner of both Teebank and Jaytee. Scott Trager shares voting power over the shares held of record by Teebank and Jaytee with Steven Trager and Sheldon Gilman, as trustee. Includes 3,380 shares held of record by a family trust of which Scott Trager is a co-trustee and a beneficiary. Includes 5,000 shares of Class B Common Stock under currently exercisable options. Also includes 980 shares held in a 401(k) plan.

(7) Includes 5,903,612 shares held of record by Teebank and 620,784 shares held of record by Jaytee. Sheldon Gilman is a limited partner of both Teebank and Jaytee, as trustee for the grandchildren of Bernard Trager. Sheldon Gilman shares voting power over the shares held of record by Teebank and Jaytee with Steven Trager and Scott Trager. Also includes 32,000 shares owned by Mr. Gilman's wife.

(8) Includes 763,984 shares held of record by Teebank and 119,694 shares held of record by Jaytee. Sheldon Gilman is a limited partner of both Teebank and Jaytee, as trustee for the grandchildren of Bernard Trager. Sheldon Gilman shares voting power over the shares held of record by Teebank and Jaytee with Steven Trager and Scott Trager.

(9) Teebank and Jaytee are limited partnerships of which Bernard Trager and Steven Trager are general and limited partners. The shares of Common Stock beneficially owned by Teebank and Jaytee are also shown in the above table as being beneficially owned by Bernard Trager, Steven Trager, Scott Trager and Sheldon Gilman, trustee, who share voting and/or investment power over the shares held by the partnership. The following table provides information about the units of Teebank and Jaytee owned by directors and officers of Republic Bancorp. The number of units owned by the partners of Jaytee and Teebank are identical in each partnership.

     Name                                   Number of Units       Percent of Outstanding
     ----                                   ---------------       ----------------------
     Bernard M. Trager                       1,087,199 (a)                 54.4%
     Steven E. Trager                          498,975 (b)                 24.9
     Scott Trager                                4,036                      0.2

       a) Includes 563,599 units held by Bernard Trager's wife, Jean Trager.

       b) Includes 271,080 units held in a revocable trust and 144,624 units held for the benefit of Steven Trager's minor children; also includes 83,271 shares held in an irrevocable trust for the benefit of, among others, Steven Trager, his wife and his minor children.

(10) Includes 6,500 shares held jointly with his wife, over which Charles Anderson shares investment and voting power, and 11,250 shares that can be acquired upon conversion of Trust Preferred securities.

(11) Shares held jointly with his wife, over which Charles Anderson shares investment and voting power.

(12) Includes 2,350 shares held by his wife, 3,000 shares that can be acquired by Larry Hayes and 7,000 shares that can be acquired by his wife upon conversion of Trust Preferred securities, 1,000 shares held by Midwest Construction, a Kentucky corporation of which Mr. Hayes is a majority owner; and 16,000 shares held in BPH Partnership, a Kentucky limited liability partnership in which Larry Hayes is a limited partner. Larry Hayes shares investment and voting power over the shares held by his wife and BPH Partnership. Also Includes 257,458 unallocated shares held of record by Republic Bancorp's Employee Stock Ownership Plan, of which Larry Hayes is a member of the Administrative and Investment Committees. As a member of the Administrative Committee, Larry Hayes shares voting power over these shares with Bernard Trager and Bill Petter, and, as a member of the Investment Committee, shares investment power over these shares with Michael Ricketts and Bill Petter.

(13) Includes 257,458 unallocated shares held of record by Republic Bancorp's Employee Stock Ownership Plan, of which Bill Petter is a member of the Administrative and Investment Committees. As a member of the Administrative Committee, Bill Petter shares voting power over these shares with Bernard Trager and Larry Hayes, and, as a member of the Investment Committee, shares investment power over these shares with Michael Ricketts and Larry Hayes. Includes 25,000 shares of Class A Common Stock that can be acquired under currently exercisable options. Also includes 576 shares allocated to Bill Petter under the ESOP and 10,000 shares held in a 401(k) plan.

(14) Includes 5,000 shares of Class B Common Stock that can be acquired under currently exercisable options. Also includes 2,000 shares held in a 401(k) plan.

(15) Includes 3,500 shares held jointly with his wife and 9,400 shares held by his wife. Wayne Stratton shares investment and voting power over these shares.

(16) Includes 700 shares held jointly with his wife and 1,000 shares held by his wife. Wayne Stratton shares investment and voting power over these shares.

(17) Includes 5,000 shares that can be acquired upon conversion of Trust Preferred securities, which are held of record by Swope Enterprises Inc., L.P., a Kentucky limited liability partnership in which Samuel Swope is a limited partner.

(18) Includes 325 shares allocated to Kevin Sipes under the Employee Stock Ownership Plan (ESOP).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this item is contained on pages 19 to 21 under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "CERTAIN OTHER RELATIONSHIPS AND RELATED TRANSACTIONS" of the Proxy Statement, all of which is incorporated herein by reference.

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


Description                                                                 Page
--------------------------------------------------------------------------------
Report of Independent Auditors                                                31
Consolidated balance sheets - December 31, 2000 and 1999                      32
Consolidated statements of income and comprehensive income -
       years ended December 31 2000, 1999, and 1998                           33
Consolidated statements of changes in stockholders' equity -
       years ended December 31, 2000, 1999 and 1998                        34-35
Consolidated statements of cash flows -
       years ended December 31, 2000, 1999 and 1998                           36
Notes to consolidated financial statements                                 37-56

(a)(2) FINANCIAL STATEMENTS SCHEDULES:

Schedules are omitted because the information is not applicable.

(a)(3) EXHIBITS:

The Exhibit Index on page 22 of this report is incorporated herein by reference. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by asterisk in the Exhibit Index.

(b) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the fourth quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REPUBLIC BANCORP, INC.

March 16, 2001                          By:  /s/ Steven E. Trager
                                             --------------------
                                             Steven E. Trager
                                             President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Bernard M. Trager        Chairman of the Board & Director     March 16, 2001
---------------------                                             --------------
Bernard M. Trager

/s/ Steven E. Trager         President, Chief Executive           March 16, 2001
--------------------         Officer & Director                   --------------
Steven E. Trager

/s/ Scott Trager             Vice Chairman & Director             March 16, 2001
----------------                                                  --------------
Scott Trager

/s/ Bill Petter              Vice Chairman, Chief Operating       March 16, 2001
---------------              Officer & Director                   --------------
Bill Petter

/s/ Kevin Sipes              Chief Financial Officer and          March 16, 2001
---------------              Chief Accounting Officer             --------------
Kevin Sipes

/s/ R. Wayne Stratton        Director                             March 16, 2001
---------------------                                             --------------
R. Wayne Stratton

/s/ Larry M. Hayes           Director                             March 16, 2001
------------------                                                --------------
Larry M. Hayes

/s/ Samuel G. Swope          Director                             March 16, 2001
-------------------                                               --------------
Samuel G. Swope

/s/ Sandra Metts Snowden     Director                             March 16, 2001
------------------------                                          --------------
Sandra Metts Snowden

/s/ Charles E. Anderson      Director                             March 16, 2001
-----------------------                                           --------------
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

10.17 Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.17 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File
       Number: 33-77324))

10.18 Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2000, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File
       Number: 33-77324))

10.19 Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 1999, as amended, relating to 610 Eastern Boulevard, Clarksville, Indiana (Incorporated by reference to Exhibit 10.19 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 33-77324))

10.20 Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway

10.21 Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway

10.22 Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 9600 Brownsboro Road

11     Statement regarding Computation of Per Share Earnings

13 Excerpts from the 2000 Annual Report to Shareholders incorporated by reference

21     Subsidiaries of the Registrant

23     Consent of Crowe, Chizek & Company LLP

* Denotes management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).