Form 10-Q
period 2001-03-31
REPUBLIC BANCORP INC /KY/
filed 2001-05-15
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	0-24649

REPUBLIC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Kentucky	61-0862051
(State of other jurisdiction or	(I.R.S. Employer Identification No.)
incorporation or organization)

601 West Market Street, Louisville, Kentucky	40202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(502) 584-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐No

The number of shares outstanding of the issuer’s class of common stock as of the latest practicable date: 13,842,317 shares of Class A Common Stock and 2,083,477 shares of Class B Common Stock as of May 8, 2001.

The Exhibit index is on page 31.  This filing contains 33 pages (including this facing sheet).

REPUBLIC BANCORP, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K
             Signatures

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Republic Bancorp, Inc.
Louisville, Kentucky

We have reviewed the consolidated balance sheet of Republic Bancorp, Inc. as of March 31, 2001 and the related consolidated statements of income and comprehensive income and cash flows for the quarters ended March 31, 2001 and 2000, and the consolidated statement of changes in stockholders’ equity for the quarter ended March 31, 2001.  These financial statements are the responsibility of the Company’s management.

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

Crowe, Chizek and Company LLP

Louisville, Kentucky
May 10, 2001

PART I

ITEM 1

REPUBLIC BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

	March 31,	December 31,
	2001	2000
ASSETS:
Cash and due from banks	$30,400	$40,215
Federal funds sold and securities purchased under agreements to resell	10,350
Securities available for sale	242,162	171,800
Securities to be held to maturity	1,603	103,768
Mortgage loans held for sale	17,078	5,229
Loans, less allowance for loan losses of $7,862 (2001 and 2000)	1,153,157	1,136,531
Federal Home Loan Bank stock	16,476	16,171
Premises and equipment, net	19,143	19,573
Other assets and accrued interest receivable	13,699	14,785
TOTAL	$1,504,068	$1,508,072
LIABILITIES:
Deposits:
Non-interest bearing	$122,817	$107,317
Interest bearing	754,677	756,444
Securities sold under agreements to repurchase and other short-term borrowings	221,651	263,001
Other borrowed funds	258,419	246,050
Guaranteed preferred beneficial interests in Company’s subordinated debentures	6,352	6,352
Other liabilities and accrued interest payable	25,514	11,966
Total liabilities	1,389,430	1,391,130
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A and Class B Common stock, no par value	3,901	4,079
Additional paid-in capital	31,768	33,294
Retained earnings	81,529	83,345
Unearned shares in Employee Stock Ownership Plan	(3,247)	(3,324)
Accumulated other comprehensive income (loss)	687	(452)
Total stockholders’ equity	114,638	116,942
TOTAL	$1,504,068	$1,508,072

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2001	2000
INTEREST INCOME:
Loans, including fees	$28,693	$24,807
Securities
Taxable	3,703	3,788
Non-taxable	3	21
Other	539	466
Total interest income	32,938	29,082

INTEREST EXPENSE:
Deposits	10,878	8,550

Securities sold under agreements to repurchase and short-term borrowings	1,923	2,813
Other borrowed funds	3,862	3,539
Total interest expense	16,663	14,902
NET INTEREST INCOME	16,275	14,180

PROVISION FOR LOAN LOSSES	1,788	535

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,487	13,645

NON-INTEREST INCOME:
Service charges on deposit accounts	1,352	934
Electronic refund check fees	1,839	955
Other service charges and fees	249	82
Loan servicing income	76	97
Net gain on sale of mortgage loans	564	201
Net gain (loss) on sale of securities	584	(161)
Other	371	315
Total non-interest income	5,035	2,423

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,639	5,607
Occupancy and equipment	2,295	2,181
Communication and transportation	576	499
Marketing and development	584	383
Supplies	331	263
Other	1,937	1,680
Total non-interest expense	12,362	10,613

INCOME BEFORE INCOME TAXES	7,160	5,455

INCOME TAXES	2,335	1,804

NET INCOME	$4,825	$3,651

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain (loss) on securities	$1,523	$(803)
Reclassification of realized amount	(384)	106

Net unrealized gain/(loss) recognized in comprehensive income	1,139	(697)

COMPREHENSIVE INCOME	$5,964	$2,954

EARNINGS PER SHARE
Class A	$0.29	$0.22
Class B	$0.29	$0.22

EARNINGS PER SHARE ASSUMING DILUTION
Class A	$0.28	$0.21
Class B	$0.28	$0.21

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for per share data)

	Common Stock			Additional Paid-In Capital	Retained Earnings	Unearned Shares in Empl. Stock Ownership Plan	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A Shares	Class B Shares
			Amount
BALANCE, January 1, 2001	14,512	2,105	$4,079	$33,294	$83,345	$(3,324)	$(452)	$116,942
Conversion of Class B to Class A	22	(22)
Dividend Declared
Common: Class A ($.044 per share)					(607)			(607)
Class B ($.040 per share)					(84)			(84)
Repurchase of Class A Common	(747)		(178)	(1,496)	(5,950)			(7,624)
Commitment of 5,997 shares to be released under the Employee Stock Ownership Plan	6			(30)		77		47
Net change in accumulated other comprehensive income (loss)							1,139	1,139
Net Income					4,825			4,825
BALANCE, March 31, 2001	13,793	2,083	$3,901	$31,768	$81,529	$(3,247)	$687	$114,638

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (in thousands)

	2001	2000
OPERATING ACTIVITIES:
Net income	$4,825	$3,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	913	1,023
FHLB stock dividends	(305)	(265)
Provision for loan losses	1,788	535
Net (gain) loss on sale of securities	(584)	161
Net gain on sale of mortgage loans	(564)	(201)
Proceeds from sale of mortgage loans held for sale	80,580	21,764
Origination of mortgage loans held for sale	(91,865)	(20,593)
Employee Stock Ownership Plan expense	47	49
Changes in assets and liabilities:
Accrued interest receivable and other assets	630	(761)
Accrued interest payable and other liabilities	3,582	3,979
Net cash provided by (used in) operating activities	(953)	9,342
INVESTING ACTIVITIES:
Purchases of securities available for sale	(79,950)	(15,203)
Purchases of securities to be held to maturity		(73,044)
Proceeds from maturities of securities to be held to maturity	11	12,765
Proceeds from maturities and paydowns of securities available for sale	59,678	5,645
Proceeds from sales of securities available for sale	64,466	27,569
Net increase in loans	(18,545)	(36,399)
Purchases of premises and equipment, net	(566)	(1,053)
Net cash provided by (used in) investing activities	25,094	(79,720)
FINANCING ACTIVITIES:
Net increase in deposits	13,733	31,237
Net change in securities sold under agreements to repurchase and other short-term borrowings	(41,350)	1,010
Payments on other borrowed funds	(69,295)	(25,269)
Proceeds from other borrowed funds	81,664	27,700
Repurchase of Class A Common Stock	(7,624)	(184)
Cash dividends paid	(734)	(600)
Net cash provided by (used in) financing activities	(23,606)	33,894

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	535	(36,484)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,215	67,527

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,750	$31,043

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for: Interest	$17,114	$14,621

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$131	$648

Transfers from securities to be held to maturity to securities available for sale	$102,153	$

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION (AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES)

Basis of Presentation – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (Parent Company) and its wholly-owned subsidiaries: Republic Bank & Trust Company (Bank), Republic Capital Trust and Republic Mortgage Company (collectively Republic).  The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC (d/b/a Refunds Now) and Republic Insurance Agency, Inc.  All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic’s annual report on Form 10-K for the year ended December 31, 2000.

New Accounting Pronouncements – Effective January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value.  Depending on the use of the derivative and whether it qualifies for hedge accounting, gains or losses resulting from changes in the values of those derivatives would either be recorded as a component of net income or as a change in stockholders’ equity.  Republic’s use of derivatives is limited.  Mandatory forward contracts are used to manage the interest rate risk associated with its mortgage banking transactions. The change in the fair value of the mandatory forward contracts had an insignificant impact on the financial statements during the first quarter of 2001. Also, as allowed with the adoption of this standard, on January 1, 2001, Republic transferred substantially all of its securities in the held to maturity portfolio into the available for sale portfolio.  As a result of this transaction, accumulated other comprehensive income increased $273,000.

Reclassifications - Certain amounts have been reclassified in the prior period financial statements to conform to the current period classifications.

2.  SECURITIES

Securities Available For Sale:

	March 31, 2001
	(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities and U.S. Government Agencies	$70,358	$840		$71,198
Mortgage-backed securities	151,449	504	$295	151,658
Corporate bonds	19,189		8	19,181
Other securities	125			125
Total securities available for sale	$241,121	$1,344	$303	$242,162

Securities To Be Held To Maturity:

	March 31, 2001
	(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities and U.S. Government Agencies	$1,000		$3	$997
Obligations of state and political subdivisions	275	$4		279
Mortgage-backed securities	328		12	316
Total securities to be held to maturity	$1,603	$4	$15	$1,592

Securities having an amortized cost of $202 million and a fair value of $203 million at March 31, 2001, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

3.  LOANS

	March 31, 2001	December 31, 2000
	(in thousands)

Residential real estate	$627,149	$633,328
Commercial real estate	270,422	256,834
Real estate construction	85,861	77,437
Commercial	29,665	30,008
Consumer	31,981	31,121
Home equity	115,103	115,467
Other	2,102	1,541
Total loans	1,162,283	1,145,736
Less:
Unearned interest income and unamortized loan fees	1,264	1,343
Allowance for loan losses	7,862	7,862
Loans, net	$1,153,157	$1,136,531

The following table sets forth the changes in the allowance for loan losses:

	Three months ended March 31,
	2001	2000
	(in thousands)

Balance, beginning of period	$7,862	$7,862
Provision charged to income	1,788	535
Charge-offs	(1,947)	(839)
Recoveries	159	304
Balance, end of period	$7,862	$7,862

Information about Republic’s investment in impaired loans is as follows:

	March 31, 2001	December 31, 2000
	(in thousands)

Loans with no allocated allowance for loan losses	$0	$0
Loans with allocated allowance for loan losses	754	767
Total	$754	$767
Amount of the allowance for loan losses allocated	$385	$385

Average of impaired loans during the period	377	714

Interest income recognized during impairment	0	0
Cash-basis interest income recognized	0	0

4.  DEPOSITS

	March 31, 2001	December 31, 2000
	(in thousands)

Demand (NOW, Super NOW and Money Market)	$134,755	$137,272
Internet money market accounts	68,202	69,239
Savings	14,600	12,584
Money market certificates of deposit	103,165	76,818
Individual retirement accounts	33,027	32,933
Certificates of deposit, $100,000 and over	97,816	106,313
Other certificates of deposit	303,112	321,285
Total interest bearing deposits	754,677	756,444
Total non-interest bearing deposits	122,817	107,317
Total	$877,494	$863,761

5.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

These borrowings consist of short-term excess funds from correspondent banks, repurchase agreements and overnight liabilities to deposit customers arising from a cash management program offered by Republic.  While effectively deposit equivalents, such arrangements are in the form of repurchase agreements or liabilities secured by private insurance bonds purchased by Republic.  Repurchase agreements secured by securities are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities.  All securities underlying the agreements were under Republic’s control.

	March 31, 2001	March 31, 2000
	(in thousands)

Average outstanding balance	$253,660	$219,477
Average interest rate	4.99%	5.13%
Maximum outstanding at month end	$241,392	$227,999
End of Period	$221,651	$216,728

6.  OTHER BORROWED FUNDS

	March 31, 2001	December 31, 2000
	(in thousands)

Federal Home Loan Bank convertible fixed rate advances with weighted average interest rate of 5.57%(1) (2)	$105,000	$60,000
Federal Home Loan Bank variable interest rate advances		40,000
Federal Home Loan Bank fixed interest rate advances, with weighted average interest rate of 6.15% at March 31, 2001, due through 2026	153,419	146,050
Total	$258,419	$246,050

(1) During December 1998, Republic entered into a convertible fixed-rate advance totaling $10 million with a ten-year maturity.  The advance was fixed for three years at 4.61%.  At the end of the fixed term, the FHLB has the right to convert the fixed rate advance on a quarterly basis to a variable rate advance tied to the three-month LIBOR index.  The advance can be prepaid at any quarterly date without penalty, but may not be prepaid at any time during the fixed rate term.

(2) During the fourth quarter of 2000 and the first quarter of 2001, Republic entered into $95 million in convertible fixed rate advances with maturities of three, five and ten years.  These advances have coupons ranging from 4.78% to 6.40% and are fixed for periods of one to five years. At the end of the fixed term, the FHLB has the right to convert the fixed rate advances on a quarterly basis to variable rate advances tied to the three-month LIBOR index.  The advances can be prepaid at any quarterly date without penalty, but may not be prepaid at any time during the fixed rate term.

The Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans with an unpaid principal balance of greater than 135% of the outstanding advances.  Republic has sufficient collateral to borrow approximately $178 million in additional funds from the Federal Home Loan Bank.  Republic also has unsecured lines of credit totaling $40 million and secured lines of $115 million available through various financial institutions that were unused as of March 31, 2001.

Aggregate future principal payments on borrowed funds as of March 31, 2001 are as follows:

Year
(in thousands)
2001	$11,500
2002	95,000
2003	85,000
2004	20,000
2005 and beyond	46,919
Total	$258,419

7.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations are presented below.

Class A and B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock, if any, results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock.  The aggregate dividend premium paid on Class A Common Stock for the first quarter of 2001 and 2000 was approximately 0.4 cents and 0.25 cents, respectively, on basic earnings per share.

	Three months Ended March 31,
	2001	2000
	(in thousands)
Earnings Per Share:
Net Income available to common shares outstanding	$4,825	$3,651
Weighted average shares outstanding	16,479	16,671
Earnings per share, basic:
Class A	$0.29	$0.22
Class B	$0.29	$0.22

	Three months Ended March 31,
	2001	2000
	(in thousands)
Earnings Per Share Assuming Dilution:
Net Income	$4,825	$3,651
Add: Interest expense, net of tax benefit, on assumed conversion of guaranteed preferred beneficial interests in Republic’s subordinated debentures	87	87
Net Income available to common shareholder assuming conversion	$4,912	$3,738
Weighted average shares outstanding	16,479	16,671
Add dilutive effects of assumed conversion and exercise:
Convertible guaranteed preferred beneficial interest in Republic’s subordinated debentures	635	635
Stock options	227	355
Weighted average shares and dilutive potential shares outstanding	17,341	17,661
Earnings per share assuming dilution:
Class A	$0.28	$0.21
Class B	$0.28	$0.21

Stock options for 238,500 and 275,000 shares of Class A Common Stock were excluded from the three months ended March 31, 2001 and 2000 earnings per share assuming dilution calculation because their impact was antidilutive.

8.  SEGMENT INFORMATION

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

The accounting policies used are the same as those described in the summary of significant accounting policies. Income taxes and indirect expenses are allocated based on revenue.  Transactions among segments are made at fair value.  Referral fees paid to the Bank by the Mortgage Banking operations are reflected in other revenue.  Information reported internally for performance assessment follows:

	Three Months Ended March 31, 2001
	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals
(in thousands)

Net interest income	$13,014	$3,141	$120	$16,275
Provision for loan losses	244	1,544		1,788
Electronic refund check fees		1,839		1,839
Net gain on sale of loans			564	564
Other revenue	3,043	5	(416)	2,632
Income tax expense	1,504	839	(8)	2,335
Segment profit	3,108	1,734	(17)	4,825
Segment assets	1,480,175	2,500	21,393	1,504,068

	Three Months Ended March 31, 2000
	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals
(in thousands)

Net interest income	$11,840	$2,277	$63	$14,180
Provision for loan losses	188	347		535
Electronic refund check fees		955		955
Net gain on sale of loans			201	201
Other revenue	1,293	48	(74)	1,267
Income tax expense	998	805	1	1,804
Segment profit	2,014	1,634	3	3,651
Segment assets	1,397,897	1,377	10,585	1,409,859

PART 1

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc. (“Republic” or the “Company”), headquartered in Louisville, Kentucky, was incorporated on January 2, 1974.  Republic Bank & Trust Company (“Bank”) is a commercial banking and trust corporation organized and chartered under the laws of the Commonwealth of Kentucky.  The Bank is also headquartered in Louisville, Kentucky and provides banking services through 21 banking centers throughout Kentucky.  On May 1st, a newly state-chartered commercial bank, Republic Bank & Trust Company of Indiana (RBT-IN), was opened for business in Clarksville, Indiana, replacing the loan production office of the Bank previously operated from that location.  RBT-IN is a wholly owned subsidiary of Republic Bancorp, Inc. The activities of both banks include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities, tax refund processing services, trust and insurance services.  The banks’ lending services include the origination of real estate, commercial and consumer loans.  Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, municipalities and corporations.  Governmental regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (and the Federal Reserve Bank of St. Louis) and the Kentucky and Indiana Departments of Financial Institutions.

Republic has made, and may continue to make, various forward-looking statements with respect to credit quality (including delinquency trends and the Allowance for Loan Losses), corporate objectives and other financial and business matters.  When used in this discussion the words “anticipate,” “project,” “expect,” “believe,” and similar expressions are intended to identify forward-looking statements.  Republic cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time.  Actual results could differ materially from forward-looking statements.

In addition to factors disclosed by Republic, the following factors, among others, could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions both nationally and in the Bank’s markets; the extent and timing of actions of the Federal Reserve Board; customers’ acceptance of the Bank’s products and services; and the extent and timing of legislative and regulatory actions and reforms.

OVERVIEW

Net income for the first quarter of 2001 was $4.8 million, up $1.1 million over the same period in 2000.  First quarter diluted earnings per share increased 33% over the same period in 2000, to $0.28.  Republic’s increased earnings was primarily due to increased gains from the sale of loans into the secondary market, increased gains on the sale of securities available for sale, increased deposit fee income and increased net interest income.

Republic’s total assets remained stable at $1.5 billion at March 31, 2001. Net loans increased $17 million from December 31, 2000 to $1.2 billion at March 31, 2001. Residential real estate loans began to decline during the first quarter of 2001 as declining market interest rates caused an increase in 1-4 family refinancing activity into fixed-rate secondary market loan products.  Commercial real estate lending remained strong with originations totaling $53 million for the first three months of 2001.  Increased loan volume also resulted in favorable growth of real estate construction portfolio. While overall loan volume remained strong, the percentage of non-performing loans to total loans remained low at 0.46%, as the Bank maintained its underwriting standards and continued its emphasis on secured real estate lending.

To fund its assets, Republic utilized its 21 banking centers and republicbank.com to gather retail deposits.  The Company also utilized borrowings from the Federal Home Loan Bank as an additional alternative funding source.  Republic’s cash management department continued to be an important funding source as well, with over $305 million in deposits and repurchase agreements under administration at March 31, 2001.

REFUNDS NOW

Refunds Now is a rapid refund tax processing service for taxpayers receiving both federal and state tax refunds through a nationwide network of tax preparers.  Refund anticipation loans (“RALs”) are made to taxpayers filing income tax returns electronically.  The RALs are repaid by the taxpayer when the taxpayer’s refunds are electronically received by the Bank from governmental taxing authorities.  Refunds Now also provides electronic refund checks (“ERCs”) to taxpayers.  After receiving refunds electronically from governmental taxing authorities, checks are issued to taxpayers for the amount of their refund, less fees.  During the three months ended March 31, 2001, Refunds Now generated $3.0 million in refund anticipation loan fees, compared to $2.0 million for the same period in 2000. Refunds Now also received $1.8 million in electronic refund check fees in the first quarter of 2001, compared to $955,000 during first quarter 2000.  In addition, RAL volume was up over 38% from the first quarter of 2000.  The increase in revenues for Refunds Now resulted from a 90% increase in tax offices served and a 58% increase in the tax refunds processed during the first quarter of 2001.  Refunds Now expects to continue aggressively marketing its products to additional tax preparers during 2001 for the 2002 tax season.  Substantially all of the income realized by the Bank from the activities of Refunds Now is recognized during the first quarter of the year.  (For further discussion, see section regarding allowance and provision for loan losses on page 22 of this document.)

RESULTS OF OPERATIONS

Net Interest Income. During the first quarter 2001, average interest-earning assets were $1.5 billion, an increase of $104 million over first quarter 2000.  Total average interest bearing liabilities increased from $1.2 billion in the first quarter of 2000 to $1.3 billion in the first quarter of 2001.  Net interest income was $16.3 million for the first quarter 2001, up 15% over the $14.2 million attained during first quarter 2000.   The Company was able to increase its net interest income primarily through growth in the loan portfolio and increased Refund Anticipation Loan fees, which are included as a component of interest income on loans.  Overall, the net interest rate spread increased from 3.54% during first quarter 2000 to 3.75% in the comparable quarter of 2001.  The Bank’s net interest margin increased from 4.20% in first quarter 2000 to 4.48% in first quarter 2001.  Excluding Refund Anticipation Loan fees, Republic’s net interest spread was 2.92% and 2.95% for the first quarter ended March 31, 2001 and 2000, and its net interest margin was 3.65% and 3.61% during the same periods.

Table 1 provides detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the three months ended March 31, 2001 and 2000.

Table 1 - Average Balance Sheet Rates for First Quarter, 2001 and 2000 (dollars in thousands)

	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000
	Average		Average	Average		Average
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets:
U.S. Treasury and U.S. Government Agency Securities	$102,096	$1,476	5.78%	$121,665	$1,747	5.74%
State and Political Subdivision Securities	275	3	4.36%	3,687	79	8.57%
Other Investments	35,496	584	6.58%	33,424	537	6.43%
Mortgage-Backed Securities	123,308	1,948	6.32%	104,430	1,709	6.55%
Federal Funds Sold and Securities Purchased Under Agreements to Resell	17,287	234	5.41%	14,608	203	5.56%
Total Loans and Fees	1,174,192	28,693	9.77%	1,071,560	24,807	9.26%
Total Earning Assets	1,452,654	32,938	9.07%	1,349,374	29,082	8.62%
Less: Allowance for Loan Losses	(7,862)			(7,862)
Non-Earning Assets:
Cash and Due From Banks	25,758			24,331
Bank Premises and Equipment, Net	19,459			19,156
Other Assets	13,515			14,731
Total Assets	$1,503,524			$1,399,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest Bearing Liabilities:
Transaction Accounts	$181,923	$1,484	3.26%	$125,127	$835	2.67%
Money Market Accounts	120,392	1,449	4.81%	122,550	1,425	4.65%
Individual Retirement Accounts	32,652	497	6.09%	29,740	408	5.49%
Certificates of Deposit and Other Time Deposits	411,198	6,209	6.04%	436,740	5,882	5.39%
Repurchase Agreements and Other Short-Term Borrowings	253,660	3,162	4.99%	219,477	2,813	5.13%
Other Borrowings	252,644	3,862	6.11%	240,316	3,539	5.89%
Total Interest Bearing Liabilities	1,252,469	16,663	5.32%	1,173,950	14,902	5.08%
Non-Interest Bearing Liabilities:
Non-Interest Bearing Deposits	118,274			106,796
Other Liabilities	13,174			13,092
Stockholders’ Equity	119,607			105,892
Total Liabilities and Stockholders’ Equity	$1,503,524			$1,399,730
Net Interest Income		$16,275			$14,180
Net Interest Spread			3.75%			3.54%
Net Interest Margin			4.48%			4.20%

For the purposes of these calculations, non-accruing loans are included in the quarterly average loan amounts outstanding.

The following table presents the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected Republic’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change.  The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 2 - Volume/Rate Variance Analysis (in thousands)

	Three months Ended March 31, 2001
	Compared to
	Three months Ended March 31, 2000
	Increase/(Decrease)
	due to

	Total Net Change	Volume	Rate
Interest Income:
U.S. Treasury and Government Agency Securities	$(271)	$(1,131)	$860
State and Political Subdivision Securities	(76)	(199)	123
Other Investments	47	135	(88)
Mortgage-Backed Securities	239	1,200	(961)
Federal Funds Sold	31	146	(115)
Total Loans and Fees (1)	3,886	9,838	(5,952)
Net Change in Interest Income	3,856	9,989	(6,133)
Interest Expense:
Interest Bearing Transaction Accounts	649	1,742	(1,093)
Money Market Accounts	24	(102)	126
Individual Retirement Accounts	89	168	(79)
Certificates of Deposit and Other Time Deposits	327	(1,430)	1,757
Repurchase Agreements and Other Short-Term Borrowings	349	1,712	(1,363)
Other Borrowings	323	742	(419)
Net Change in Interest Expense	1,761	2,832	(1,071)
Increase in Net Interest Income	$2,095	$7,157	$(5,062)

(1)   The amount of fees on loans in total interest income was approximately $3.4 million and $2.3 million for the quarters ended March 31, 2001 and 2000, respectively.

Non-Interest Income.  Non-interest income increased $2.6 million during first quarter 2001 from first quarter of 2000.  Increases in service charges on deposits, electronic refund check fees, gain on sale of loans and gain on sale of securities were the primary factors for the increase.

Service charges on deposit accounts was positively affected by the Bank’s new “Overdraft Honor” program.  Overdraft related fees increased $411,000 for the first quarter 2001 compared to the same period in 2000.  The “Overdraft Honor” program permits selected clients to automatically overdraft their accounts up to $500 for the Bank’s customary fee.  At March 31, 2001 the Bank had 19,516 clients participating in the program.

Electronic refund check fees increased $884,000 during the first quarter of 2001.  This increase was due to a 64% increase in overall ERC volume compared to prior year resulting from successful marketing efforts during the last half of 2000.  The Company plans to continue aggressive marketing strategies to increase its overall market share in this line of business.

Net gain on sale of loans increased 181% during the first quarter of 2001 as declining market interest rates prompted an increase in consumer refinance activity of 1-4 family fixed-rate residential loans, which Republic generally sells into the secondary market.  Revenue from mortgage banking activities, principally gains on sale of loans, increased during the period March 31, 2001 as a result of increased secondary market sales volume.  As a percentage of loans sold, gain on sale decreased due primarily to a promotional mortgage loan product that reduced the amount of fees charged to the client.  Overall the Bank originated $92 million in mortgage loans available for sale during the first quarter of 2001 compared to $21 million during the same period in 2000.  The market’s interest-rate environment heavily influences secondary market residential loan originations and, correspondingly, consumer-refinance activity.  Generally, long-term market interest rates during 2001 have been substantially below 2000 levels, which has led to higher secondary market originations and sales volumes this year.  Management anticipates this volume to remain at or near current levels in the near term if market interest rates remain stable.

A declining interest-rate environment during the first quarter also led to an increase in the market value of the available for sale securities portfolio.  Republic sold $44 million of collateralized mortgage obligations (CMOs) during the first quarter of 2001 due to an anticipated decline in the outstanding principal of the securities resulting from prepayments.  This transaction resulted in a gain of $442,000.  Republic also had $43 million in securities that were called during the first quarter of 2001 resulting in an additional recognized gain of $113,000.  The remaining gains were achieved from the sale of three smaller securities in the U.S. government agency and mortgage-backed categories.

Non-Interest Expense.  Total non-interest expense was $12.4 million for the first quarter of 2001, compared to $10.6 million for the same period in 2000.

Salary and employee benefits increased $1.2 million during the three months ended March 31, 2001.  The increase was attributable to annual merit increases and associated incentive compensation accruals, additions to commercial lending and cash management professional sales staff, additions to staff and overtime at Refunds Now and overtime associated with higher secondary market loan volume.  Total full-time equivalent employees (FTE’s) declined marginally to 475 at March 31, 2001 from 477 at March 31, 2000.

Marketing and development increased to $584,000 during the first quarter of 2001 from $383,000 during the first quarter of 2000.  The increase was attributable to the Company’s aggressive direct-mail marketing campaign for the “Absolutely Free Checking” product and enhanced radio marketing for the Bank’s fixed-rate secondary market loan products.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

Federal funds sold and securities purchased under agreements to resell.  Federal funds sold and securities purchased under agreements to resell increased to $10 million at March 31, 2001 as the Company had excess funds invested overnight from Federal Home Loan Bank borrowings.

Securities available for sale.  Securities available-for-sale consists primarily of mortgage-backed securities, collateralized mortgage obligations (CMO’s), U.S. Treasury and U.S. Government Agencies and Corporate bonds. Excluding CMO’s and other mortgage-backed securities, investments in the AFS category have a weighted average maturity of 1.43 years.  Securities available-for-sale increased from $172 million at December 31, 2000 to $242 million at March 31, 2001. On January 1, 2001, Republic reclassified substantially all of its securities to be held to maturity into the available for sale category as permitted by SFAS No. 133.

Securities to be held to maturity .  Securities to-be-held-to-maturity decreased from $104 million at December 31, 2000 to $2 million at March 31, 2001.  The decrease occurred due to the reclassification of substantially all of these securities into the available for sale category on January 1, 2001, as mentioned above.

Mortgage loans held for sale. Mortgage loans held for sale is comprised of fixed-rate, single family residential loans the Company intends to sale into the secondary market.  Management has elected to sale the majority of its fixed-rate residential loans into the secondary market in order to reduce its overall interest rate risk position.  Mortgage loans held for sale increased to $17 million at March 31, 2001 as lower long-tem market interest rates has led to an increase in the number of customers electing to refinance into fixed-rate secondary market loan products.

Loans.   Net loans, primarily consisting of secured real estate loans, increased $16 million to $1.2 billion at March 31, 2001.  Republic’s commercial real estate lending portfolio increased $13 million from December 31, 2000 as a result of the Bank’s continued emphasis on commercial real estate lending.  Republic also had steady growth in the real estate construction portfolio as a result of customer demand.  Residential real estate loans declined $6 million as consumer refinance activity increased the Bank’s sale of loans into the secondary market.

Allowance and Provision for Loan Losses.  The provision for loan losses was $1.8 million in the first quarter of 2001, compared to $535,000 in the first quarter of 2000.  The higher provision for loan losses in 2001 compared to 2000 is attributable to an increase in estimated losses associated with the significantly higher volume of Refund Anticipation Loans at Refunds Now.  Excluding the net charge-offs related to Refunds Now, net charge-offs increased slightly from $188,000 for the first quarter of 2000 to $244,000 during the first quarter of 2001.

While Refunds Now transaction volume increased, net charge-offs also increased from $347,000 in the first quarter of 2000 to $1.5 million in first quarter 2001.  This increase was attributable to higher overall volume, and to a lesser extent, losses attributable to limited errors in information received from third parties that Refunds Now utilizes, in part, in connection with its underwriting criteria.  Management anticipates that it could recover some portion of these losses going forward, but the amount of recovery, if any, is not subject to reasonable estimation.  Due to the generally fast transaction time associated with the tax refund loan business, traditional bank underwriting criteria cannot be applied; therefore, the Bank is largely dependent on the tax refunds being validated and transmitted by the various taxing authorities.  These products are thus subject to fluctuating loss percentages that are not readily predictable on a year-to-year basis

The allowance for loan losses remained at $7.9 million from December 31, 2000 to March 31, 2001.  Management believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2001. Management continues to monitor the commercial real estate loan portfolio closely, recognizing that commercial real estate loans carry a greater risk of loss than residential real estate loans, and believes it has provided an adequate component within the allowance for loans associated with the growth in commercial real estate lending.

.

Table 3 below depicts the allowance activity by loan type for the three months ended March 31, 2001 and 2000.

Table 3 - Summary of Loan Loss Experience

	Three months Ended
	March 31,
	2001	2000
(in thousands)

Allowance for loan losses:
Balance-beginning of period	$7,862	$7,862
Charge-offs:
Real Estate	(123)	(131)
Commercial	(16)	(8)
Consumer	(258)	(200)
Tax Refund Loans	(1,550)	(500)
Total	(1,947)	(839)
Recoveries:
Real Estate	7	1
Commercial	8
Consumer	138	150
Tax Refund Loans	6	153
Total	159	304

Net charge-offs	(1,788)	(535)
Provision for loan losses	1,788	535
Allowance for loan losses:
Balance-end of period	$7,862	$7,862

Deposits.  Total deposits were $877 million at March 31, 2001 compared to $864 million at December 31, 2000.  Non-interest bearing deposits increased $16 million since December 31, 2000 to $123 million. The increase was primarily from $12 million in non-interest bearing deposits received by Refunds Now.  These funds are short-term in nature and are expected to be substantially withdrawn from the Bank by the end of the second quarter of 2001.

Money market certificates of deposit increased $16 million as declining market interest rates prompted certificate of deposit clients to switch their maturing deposits into more liquid investment vehicles.  Certificates of deposits decreased $8 million as management pursued a strategy of lowering its rates on high-cost, retail certificates of deposit while utilizing lower-cost, longer-term Federal Home Loan Bank borrowings during the first quarter of 2001.  Management anticipates a continued decline in the balances of retail certificates of deposit in the near-term.

Securities sold under agreements to repurchase and other short-term borrowings. Securities sold under agreements to repurchase and other short-term borrowings declined $41 million due to decreases in a small number of the Company’s larger cash management accounts.  These accounts are subject to large periodic changes in balances; however, the Company continues to maintain positive banking relationships with each of these clients.

Other borrowed funds. Other borrowed funds consists primarily of borrowings from the Federal Home Loan Bank.  During the first quarter of 2001 management elected to extend borrowings in this category in order to improve its overall interest rate risk position and lower its current cost of funds.  The Company borrowed $95 million during the fourth quarter of 2000 and the first quarter of 2001 with $35 million fixed for 5 years.  The remaining $60 million in borrowings are callable by the Federal Home Loan Bank after their respective fixed-rate periods, ranging from one to five years.  These advances have a maturity of five to ten years if not called earlier by the Federal Home Loan Bank.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off.  Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due or are deemed uncollectible.  At March 31, 2001, Republic had $119,000 in consumer loans 90 days or more past due compared to $116,000 at December 31, 2000.

The Bank’s level of delinquent loans increased to 1.49% at March 31, 2001, up from 1.27% at December 31, 2000.  Republic experienced an increase in total non-performing loans from $4.1 million at December 31, 2000 to $5.3 million at March 31, 2001. The majority of this increase is attributable to past due loans in the single family residential loan portfolio.  These residential loans are typically well secured with minimal risk of significant future losses to the Bank.  Additionally, a portion of loans past due have matured, but are pending renewal or are pending refinance.  Other real estate owned increased marginally from $478,000 at December 31, 2000 to $582,000 at March 31, 2001.  Management does not consider the overall increase in non-performing assets during the period to be material or indicative of any adverse change in the overall asset quality of the Bank’s loan portfolio.

Table 4 provides information related to non-performing assets and loans 90 days or more past due.

Table 4 - Non-Performing Loans

	March 31,	December 31,
(dollars in thousands)	2001	2000

Loans on non-accrual status	$4,507	$3,100
Loans past due 90 days or more	840	984
Total non-performing loans	5,347	4,084
Other real estate owned	582	478
Total non-performing assets	$5,929	$4,562
Percentage of non-performing loans to total loans	0.46%	0.36%

Percentage of non-performing assets to total loans	0.51%	0.40%

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loans have been written off or a specific allowance for loss has been provided).  Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount may not be collected.  Impaired loans decreased from $767,000 at December 31, 2000 to approximately $754,000 at March 31, 2001.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand.  Funding and cash flows can also be realized from the available-for-sale portion of the securities portfolio and paydowns from the loan portfolio.  Republic’s banking centers also provide access to retail deposit markets.  Approximately $71 million of deposits, repurchase agreements and short-term borrowings secured by private insurance bonds are attributable to three customer relationships at March 31, 2001.  These funds are short-term in nature and subject to immediate withdrawal by those entities.  Should these funds be withdrawn, Republic has the ability to replenish them through alternative funding sources, including established lines of credit with other financial institutions, the FHLB and brokerage firms.  While Republic utilizes numerous funding sources in order to meet liquidity requirements, FHLB borrowings remain a material component of management’s balance sheet strategy.  (See Note 6 regarding other borrowed funds for additional information on available credit lines).

CAPITAL

Total capital decreased from $117 million at December 31, 2000 to $115 million at March 31, 2001. The decrease in capital, which was largely offset by net income for the quarter, was attributable to the “Dutch Auction” tender offer completed in March 2001.  Republic purchased 747,319 shares of the Company’s Class A Common Stock through a modified Dutch auction tender offer at a cost of $10 per share. The overall reduction to capital attributable to the tender offer was $7.6 million.  The offer to purchase commenced February 12, 2001 and expired on March 13, 2001.

Republic’s board of directors approved a Class A share repurchase program of 500,000 shares during 1998 and 1999.  Under the repurchase program, Republic has repurchased approximately 441,000 shares as of December 31, 2000 with a weighted average cost of $9.99, at a total cost of $4.4 million.  The Company purchased no shares under this program during the first quarter of 2001.  The Company is authorized to buyback an additional 59,000 shares of Class A Common Stock under the current program.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I, Tier I leverage and total risk–based capital. The Bank intends to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC.  Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic’s average capital to average assets ratio was 7.96% at March 31, 2001 compared to 7.58% at December 31, 2000.

Table 5 - Capital Ratios

As of March 31, 2001	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$127,368	11.37%	$89,652	8%	$112,065	10%
Bank only	$123,229	11.00%	$89,638	8%	$112,048	10%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$119,506	10.66%	$44,826	4%	$67,239	6%
Bank only	$115,367	10.30%	$44,819	4%	$67,229	6%

Tier I Leverage Capital (to Average Assets)
Consolidated	$119,506	7.95%	$60,109	4%	$75,136	5%
Bank only	$115,367	7.67%	$60,165	4%	$75,207	5%

Kentucky banking laws limit the amount of dividends that may be paid to Republic by the Bank without prior approval of the Bank's regulatory agency.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to the Bank's current year's net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At March 31, 2001, the Bank had approximately $10 million of retained earnings that could be utilized for payment of dividends if authorized by the Bank’s board of directors.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards, and achieve acceptable net interest income.  Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates.  Management, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies.  Management considers interest rate risk to be Republic’s most significant market risk.

Republic utilizes an earnings simulation model to analyze net interest income sensitivity.  Potential changes in market interest rates and their subsequent effects on net interest income are then evaluated.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points.  Assumptions based on the historical behavior of Republic’s deposit rates and balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income.  Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Republic’s interest sensitivity profile improved from December 31, 2000 to March 31, 2001.  Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, Republic’s base net interest income would increase by an estimated 0.82% at March 31, 2001 compared to an increase of 2.2% at December 31, 2000.  Given a 100 basis point increase in the yield curve Republic’s base net interest income would decrease by an estimated 1.67% at March 31, 2001 compared to a decrease of 3.85% at December 31, 2000.  The improvement in Republic’s interest sensitivity profile is primarily attributable to a shift in a portion of Republic’s funding from short-term repricing liabilities to FHLB borrowings with fixed interest rates from one to five years.  (See discussion regarding other borrowed funds on page 14 of this document.)  In addition to reducing interest rate risk, this strategy minimizes potential additional income from future rate decreases while reducing the negative impact on potential income of future rate increases.

The interest sensitivity profile of Republic at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  The table below is representative only and is not a precise measurement of the effect of changing interest rates on Republic’s net interest income in the future.

Table 6 - Interest Rate Sensitivity

	March 31, 2001
	Decrease in Rates			Increase in Rates
	200	100		100	200
	Basis Points	Basis Points	Base	Basis Points	Basis Points
	(dollars in thousands)
Projected interest income
Loans	$89,883	$94,637	$98,591	$102,133	$105,928
Investments	12,301	13,161	14,414	15,592	16,748
Short-term investments	130	81	442	1,929	2,055
Total interest income	102,314	107,879	113,447	119,654	124,731

Projected interest expense
Deposits	29,863	34,124	39,271	45,519	50,302
Repurchase agreements and other borrowings	19,840	20,949	21,798	22,633	23,847
Total interest expense	49,703	55,073	61,069	68,152	74,149

Net interest income	$52,611	$52,806	$52,378	$51,502	$50,582
Change from base	$233	$428		$(876)	$(1,796)
% Change from base	0.44%	0.82%		(1.67)%	(3.43)%

	December 31, 2000
	Decrease in Rates			Increase in Rates
	200	100		100	200
	Basis Points	Basis Points	Base	Basis Points	Basis Points
	(dollars in thousands)
Projected interest income
Loans	$100,645	$105,004	$108,130	$112,093	$115,729
Investments	14,868	16,447	18,160	19,738	21,027
Short-term investments	246	194	162	89	106
Total interest income	115,759	121,645	126,452	131,920	136,862

Projected interest expense
Deposits	35,333	40,182	43,051	47,458	51,500
Repurchase agreements and other borrowings	23,709	26,784	29,911	33,031	36,026
Total interest expense	59,042	66,966	72,962	80,489	87,526

Net interest income	$56,717	$54,679	$53,490	$51,431	$49,336
Change from base	$3,227	$1,189		$(2,059)	$(4,154)
% Change from base	6.03%	2.22%		(3.85)%	(7.77)%

NEW ACCOUNTING PRONOUNCEMENTS

See discussion in Note 1 to financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information for this item is incorporated by reference to the Asset /Liability Management and Market Risks section on page 26 and 27 of Part 1, Item 2.,  Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

PART II – OTHER INFORMATION

Item 1.)Legal proceedings

Reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000, in which information was reported regarding the litigation brought by Beneficial Franchise Company, Inc. against the Bank and others.  There has been no material change in the status of this litigation matter during the quarter.  The Company continues to believe that the allegations in this lawsuit are without merit, and continues to vigorously defend against this lawsuit.

Item 2.       Changes in securities

During the first quarter of 2001, Republic issued approximately 22,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock.  The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

Item 6.       Exhibits and Reports on Form 8-K

        The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 35.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Republic Bancorp, Inc.
(Registrant)

Principal Executive Officer:

Date: May 14, 2001	/s/ Steven E. Trager
Steven E. Trager
Chief Executive Officer

Principal Financial Officer:

Date: May 14, 2001	/s/ Kevin Sipes
Kevin Sipes
Chief Financial Officer &
Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Incorporated By Reference To

11	Statement Regarding Computation of Per Share Earnings	Filed as Exhibit 11 on page 32 of this Form 10-Q for the period ended March 31, 2001

15	Awareness Letter	Filed as Exhibit 15 on page 33 of this Form 10-Q for the period ended March 31, 2001