Form 10-Q
period 2001-06-30
REPUBLIC BANCORP INC /KY/
filed 2001-08-14
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-24649

REPUBLIC BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-0862051

(State of other jurisdiction or	(I.R.S. Employer Identification No.)
incorporation or organization)

601 West Market Street, Louisville, Kentucky	40202

(Address of principal executive offices)	(Zip Code)

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

☒  Yes     ☐  No

The number of shares outstanding of the issuer’s class of common stock as of the latest practicable date: 14,156,428 shares of Class A Common Stock and 2,083,845 shares of Class B Common Stock as of August 7, 2001.

The Exhibit index is on page 34.  This filing contains 44 pages (including this facing sheet).

REPUBLIC BANCORP, INC.
FORM 10-Q

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Republic Bancorp, Inc.
Louisville, Kentucky

We have reviewed the consolidated balance sheet of Republic Bancorp, Inc. as of June 30, 2001 and the related consolidated statements of income and comprehensive income for the quarters and six months ended June 30, 2001 and 2000, the consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2001 and the statements of cash flows for the six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                                                             Crowe, Chizek and Company LLP

Louisville, Kentucky
August 14, 2001

PART I

ITEM 1

REPUBLIC BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

	June 30,	December 31,
	2001	2000

ASSETS:
Cash and due from banks	$32,878	$40,215
Federal funds sold and securities purchased under agreements to resell	2,175
Securities available for sale	235,221	171,800
Securities to be held to maturity	1,507	103,768
Mortgage loans held for sale	13,449	5,229
Loans, less allowance for loan losses of $7,902 (2001) and $7,862 (2000)	1,162,389	1,136,531
Federal Home Loan Bank stock	16,770	16,171
Premises and equipment, net	19,209	19,573
Other assets and accrued interest receivable	13,247	14,785

TOTAL	$1,496,845	$1,508,072

LIABILITIES:
Deposits:
Non-interest bearing	$121,727	$107,317
Interest bearing	737,369	756,444
Securities sold under agreements to repurchase and other short-term borrowings	207,189	263,001
Other borrowed funds	291,057	246,050
Guaranteed preferred beneficial interests in Company’s subordinated debentures	6,352	6,352
Other liabilities and accrued interest payable	14,565	11,966

Total liabilities	1,378,259	1,391,130

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A and Class B Common stock, no par value	3,934	4,079
Additional paid-in capital	32,354	33,294
Retained earnings	84,923	83,345
Unearned shares in Employee Stock Ownership Plan	(3,168)	(3,324)
Accumulated other comprehensive income (loss)	543	(452)

Total stockholders’ equity	118,586	116,942

TOTAL	$1,496,845	$1,508,072

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands,except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
INTEREST INCOME:
Loans, including fees	$25,321	$24,366	$54,013	$49,173
Securities
Taxable	3,313	4,020	7,017	7,808
Non-taxable	3	21	6	42
Other	594	310	1,133	776

Total interest income	29,231	28,717	62,169	57,799

INTEREST EXPENSE:
Deposits	9,647	9,026	20,525	17,576
Securities sold under agreements to repurchase and short-term borrowings	1,392	3,226	3,314	6,039
Other borrowed funds	4,186	3,785	8,048	7,324

Total interest expense	15,225	16,037	31,887	30,939

NET INTEREST INCOME	14,006	12,680	30,282	26,860

PROVISION FOR LOAN LOSSES	(152)	432	1,637	967

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,158	12,248	28,645	25,893

NON-INTEREST INCOME:
Service charges on deposit accounts	1,436	970	2,788	1,904
Electronic refund check fees	224	109	2,062	1,064
Other service charges and fees	460	61	709	143
Loan servicing income	59	94	135	191
Net gain on sale of mortgage loans	1,657	388	2,221	589
Net gain (loss) on sale of securities	570		1,154	(161)
Other	393	292	764	607

Total non-interest income	4,799	1,914	9,833	4,337

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,404	5,020	13,043	10,627
Occupancy and equipment	2,282	2,176	4,577	4,357
Communication and transportation	571	547	1,147	1,046
Marketing and development	689	351	1,273	734
Bankshares Tax	378	334	757	669
Legal Fees	375	54	488	105
Supplies	261	220	592	483
Other	1,320	980	2,765	2,274

Total non-interest expense	12,280	9,682	24,642	20,295

INCOME BEFORE INCOME TAXES	6,677	4,480	13,836	9,935

INCOME TAXES	2,256	1,418	4,591	3,222

NET INCOME	$4,421	$3,062	$9,245	$6,713

OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAX:
Change in unrealized gain (loss) on securities	$231	$309	$1,754	$(494)
Reclassification of realized amount	(375)		(759)	106

Net unrealized gain/(loss) recognized in comprehensive income	(144)	309	995	(388)

COMPREHENSIVE INCOME	$4,277	$3,371	$10,240	$6,325

EARNINGS PER SHARE
Class A	$0.28	$0.18	$0.57	$0.40
Class B	$0.27	$0.18	$0.56	$0.40

EARNINGS PER SHARE ASSUMING DILUTION
Class A	$0.27	$0.18	$0.55	$0.39
Class B	$0.26	$0.18	$0.54	$0.39

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for per share data)

						Unearned
	Common Stock					Shares in	Accumulated
				Additional		Empl. Stock	Other	Total
	Class A	Class B		Paid-In	Retained	Ownership	Comprehensive	Stockholders’
	Shares	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Equity

BALANCE, January 1, 2001	14,512	2,105	$4,079	$33,294	$83,345	$(3,324)	$(452)	$116,942
Conversion of Class B to Class A	37	(37)
Stock Options exercised, net of stock redeemed	85	15	34	602	(330)			306
Dividend declared
Common: Class A ($0.088 per share)					(1,219)			(1,219)
Class B ($0.080 per share)					(167)			(167)
Repurchase of Class A Common	(747)		(179)	(1,491)	(5,951)			(7,621)
Commitment of 12,102 shares to be released under the Employee Stock Ownership Plan	12			(51)		156		105
Net change in accumulated other
comprehensive income (loss)							995	995
Net Income					9,245			9,245

BALANCE, June 30, 2001	13,899	2,083	$3,934	$32,354	$84,923	$(3,168)	$543	$118,586

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (in thousands)

	2001	2000
OPERATING ACTIVITIES:
Net income	$9,245	$6,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	1,766	2,073
FHLB stock dividends	(599)	(532)
Provision for loan losses	1,637	967
Net (gain) loss on sale of securities	(1,154)	161
Net gain on sale of mortgage loans	(2,221)	(589)
Proceeds from sale of mortgage loans held for sale	233,808	56,992
Origination of mortgage loans held for sale	(239,807)	(55,042)
Employee Stock Ownership Plan expense	105	89
Changes in assets and liabilities:
Accrued interest receivable and other assets	1,256	(1,080)
Accrued interest payable and other liabilities	2,648	1,357

Net cash provided by operating activities	6,684	11,109

INVESTING ACTIVITIES:
Purchases of securities available for sale	(137,920)	(15,203)
Purchases of securities to be held to maturity		(73,044)
Proceeds from maturities of securities to be held to maturity		15,486
Proceeds from maturities and paydowns of securities available for sale	91,732	7,749
Proceeds from sales of securities available for sale	87,847	27,569
Net increase in loans	(27,725)	(76,480)
Purchases of premises and equipment, net	(1,560)	(2,345)

Net cash provided by (used in) investing activities	12,374	(116,268)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(4,665)	33,085
Net change in securities sold under agreements to repurchase and other short-term borrowings	(55,812)	17,226
Payments on other borrowed funds	(70,807)	(53,242)
Proceeds from other borrowed funds	115,814	69,850
Common stock options exercised	306
Repurchase of Class A Common Stock	(7,621)	(672)
Cash dividends paid	(1,435)	(1,176)

Net cash provided by (used in) financing activities	(24,220)	65,071

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,162)	(40,088)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,215	67,527

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,053	$27,439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$33,008	$31,263

Income taxes	$3,486	$2,455

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$230	$907

Transfers from securities to be held to maturity to securities available for sale	$102,153	$

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION (AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES)

Basis of Presentation – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (Parent Company) and its wholly-owned subsidiaries: Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana  (collectively “Bank”), Republic Capital Trust and Republic Mortgage Company (all wholly owned subsidiaries and parent company to be collectively referred to as “Republic”).  The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC (d/b/a Refunds Now) and Republic Insurance Agency, Inc.  All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic’s annual report on Form 10-K for the year ended December 31, 2000.

New Accounting Pronouncements – Effective January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value.  Depending on the use of the derivative and whether it qualifies for hedge accounting, gains or losses resulting from changes in the values of those derivatives would either be recorded as a component of net income or as a change in stockholders’ equity.  Republic’s use of derivatives is limited.  Mandatory forward contracts are used to manage the interest rate risk associated with its mortgage banking transactions. The change in the fair value of the mandatory forward contracts had an insignificant impact on the financial statements during the first and second quarters of 2001.

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

2.  SECURITIES

Securities Available For Sale:

	June 30, 2001

	(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Treasury Securities and U.S. Government Agencies	$54,089	$639		$54,728
Mortgage-backed securities	171,056	709	$(559)	171,206
Corporate bonds	9,129	33		9,162
Other securities	125			125

Total securities available for sale	$234,399	$1,381	$(559)	$235,221

Securities To Be Held To Maturity

	June 30, 2001

	(in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Treasury Securities and U.S. Government Agencies	$1,000		$(8)	$992
Obligations of state and political subdivisions	200	$4		204
Mortgage-backed securities	307		(9)	298

Total securities to be held to maturity	$1,507	$4	$(17)	$1,494

Securities having an amortized cost of $190.6 million and a fair value of $191.1 million at June 30, 2001, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

3.  LOANS

	June 30, 2001	December 31, 2000

	(in thousands)

Residential real estate	$622,091	$633,328
Commercial real estate	286,657	256,834
Real estate construction	82,936	77,437
Commercial	29,487	30,008
Consumer	30,415	31,121
Home equity	118,217	115,467
Other	1,693	1,541

Total loans	1,171,496	1,145,736

Less:
Unearned interest income and unamortized loan fees	1,205	1,343
Allowance for loan losses	7,902	7,862

Loans, net	$1,162,389	$1,136,531

The following table sets forth the changes in the allowance for loan losses:

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000
	(in thousands)

Balance, beginning of period	$7,862	$7,862	$7,862	$7,862
Provision charged to income	(152)	432	1,637	967
Charge-offs	(424)	(598)	(2,371)	(1,437)
Recoveries	616	166	774	470

Balance, end of period	$7,902	$7,862	$7,902	$7,862

Information about Republic’s investment in impaired loans is as follows:

	June 30, 2001	December 31, 2000

	(in thousands)

Loans with no allocated allowance for loan losses	$0	$0
Loans with allocated allowance for loan losses	735	767

Total	$735	$767

Amount of the allowance for loan losses allocated	$390	$385

Average of impaired loans during the period	751	714

Interest income recognized during impairment	0	0
Cash-basis interest income recognized	0	0

4.  DEPOSITS

	June 30, 2001	December 31, 2000

	(in thousands)

Demand (NOW, Super NOW and Money Market)	$139,395	$137,272
Internet money market accounts	63,372	69,239
Savings	15,250	12,584
Money market certificates of deposit	107,707	76,818
Individual retirement accounts	33,617	32,933
Certificates of deposit, $100,000 and over	93,746	106,313
Other certificates of deposit	284,282	321,285

Total interest bearing deposits	737,369	756,444

Total non-interest bearing deposits	121,727	107,317

Total	$859,096	$863,761

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

	June 30, 2001	June 30, 2000

	(in thousands)

Average outstanding balance	$249,547	$226,742
Average interest rate	4.38%	5.33%
Maximum outstanding at month end	$241,392	$232,944
End of Period	$207,189	$232,944

6.  OTHER BORROWED FUNDS

	June 30,	December 31,
	2001	2000

	(in thousands)

Federal Home Loan Bank convertible fixed rate advances with weighted average interest rate of 5.42%(1) (2) (3)	$130,000	$60,000

Federal Home Loan Bank variable interest rate advances		40,000

Federal Home Loan Bank fixed interest rate advances, with weighted average interest rate of 6.09% at June 30, 2001, due through 2031	161,057	146,050

Total	$291,057	$246,050

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

(3) During the second quarter of 2001, Republic entered into $25 million in convertible fixed rate advances with maturities of ten years. These advances have coupons ranging from 4.40% to 5.20% and are fixed for periods of two to five years. At the end of the fixed term, the FHLB has the right to convert the fixed rate advances on a quarterly basis to variable rate advances tied to the three-month LIBOR index. The advances can be prepaid at any quarterly date without penalty, but may not be prepaid at any time during the fixed rate term.

The Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans with an unpaid principal balance of greater than 135% of the outstanding advances.  Republic has sufficient collateral to borrow approximately $58 million in additional funds from the Federal Home Loan Bank.  Republic also has unsecured lines of credit totaling $40 million and secured lines of $115 million available through various financial institutions that were unused as of June 30, 2001.

Aggregate future principal payments on borrowed funds as of June 30, 2001 are as follows:

Year
(in thousands)

2001	$14,000
2002	95,000
2003	90,000
2004	35,000
2005 and beyond	57,057

Total	$291,057

7.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations are presented below.

Class A and B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock, if any, results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock.  The aggregate dividend premium paid on Class A Common Stock for the second quarter of 2001 and 2000 was approximately 0.004 cents and 0.003 cents, respectively, on basic earnings per share.  The aggregate dividend premium paid on Class A Common Stock for the six months ended June 30, 2001 and 2000 was approximately 0.008 cents and 0.007 cents, respectively, on basic earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000
	(in thousands)		(in thousands)

Earnings Per Share:
Net Income available to common shares outstanding	$4,421	$3,062	$9,245	$6,713

Weighted average shares outstanding	15,926	16,640	16,201	16,656

Earnings per share, basic:
Class A	$0.28	$0.18	$0.57	$0.40
Class B	$0.27	$0.18	$0.56	$0.40

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000
	(in thousands )		(in thousands)

Earnings Per Share Assuming Dilution:
Net Income	$4,421	$3,062	$9,245	$6,713
Add: Interest expense, net of tax benefit, on assumed conversion of guaranteed preferred beneficial interests in Republic’s subordinated debentures	86	87	171	174

Net Income available to common shareholder assuming conversion	$4,507	$3,149	$9,416	$6,887

Weighted average shares outstanding	15,926	16,640	16,201	16,656
Add dilutive effects of assumed conversion and exercise:
Convertible guaranteed preferred beneficial interest in Republic’s subordinated debentures	635	635	635	635
Stock options	342	233	301	298

Weighted average shares and dilutive potential shares outstanding	16,903	17,508	17,137	17,589

Earnings per share assuming dilution:
Class A	$0.27	$0.18	$0.55	$0.39
Class B	$0.26	$0.18	$0.54	$0.39

Stock options for 215,000 and 270,000 shares of Class A Common Stock were excluded from the three months ended June 30, 2001 and 2000 earnings per share assuming dilution because their impact was antidilutive.

Stock options for 253,500 and 275,000 shares of Class A Common Stock were excluded from the six months ended June 30, 2001 and 2000 earnings per share assuming dilution because their impact was antidilutive.

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

The accounting policies used are the same as those described in the summary of significant accounting policies. Income taxes and indirect expenses are allocated based on revenue.  Transactions among segments are made at fair value.  Referral fees paid to the Bank by the Mortgage Banking operations are reflected in other revenue.  Information reported internally for performance assessment follows:
	Three Months Ended June 30, 2001

		Tax Refund	Mortgage	Consolidated
	Banking	Services	Banking	Totals

(in thousands)

Net interest income	$13,631	$128	$247	$14,006
Provision for loan losses	323	(475)		(152)
Electronic refund check fees		224		224
Net gain on sale of loans			1,657	1,657
Other revenue	3,550	10	(642)	2,918
Income tax expense	1,851	91	314	2,256
Segment profit	3,626	157	638	4,421
Segment assets	1,478,043	1,213	17,589	1,496,845

	Three Months Ended June 30, 2000

		Tax Refund	Mortgage	Consolidated
	Banking	Services	Banking	Totals

(in thousands)

Net interest income	$12,531	$55	$94	$12,680
Provision for loan losses	432			432
Electronic refund check fees		109		109
Net gain on sale of loans			388	388
Other revenue	1,521	29	(133)	1,417
Income tax expense	1,388	(27)	57	1,418
Segment profit	3,077	(124)	109	3,062
Segment assets	1,429,005	689	12,131	1,441,825

	Six Months Ended June 30, 2001

		Tax Refund	Mortgage	Consolidated
	Banking	Services	Banking	Totals

(in thousands)

Net interest income	$26,646	$3,269	$367	$30,282
Provision for loan losses	568	1,069		1,637
Electronic refund check fees		2,062		2,062
Net gain on sale of loans			2,221	2,221
Other revenue	6,593	15	(1,058)	5,550
Income tax expense	3,355	930	306	4,591
Segment profit	6,734	1,891	620	9,245
Segment assets	1,478,043	1,213	17,589	1,496,845

	Six Months Ended June 30, 2000

		Tax Refund	Mortgage	Consolidated
	Banking	Services	Banking	Totals

(in thousands)

Net interest income	$24,371	$2,332	$157	$26,860
Provision for loan losses	620	347		967
Electronic refund check fees		1,064		1,064
Net gain on sale of loans		589		589
Other revenue	2,814	77	(207)	2,684
Income tax expense	2,386	778	58	3,222
Segment profit	5,091	1,510	112	6,713
Segment assets	1,429,005	689	12,131	1,441,825

PART 1

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc. (“Republic” or the “Company”), headquartered in Louisville, Kentucky, was incorporated on January 2, 1974.  Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (collectively “Bank”) are commercial banking and trust corporations organized and chartered under the laws of the Commonwealth of Kentucky and state of Indiana, respectively.  Republic Bank & Trust Company is headquartered in Louisville, Kentucky and provides banking services through 21 banking centers throughout Kentucky.  Republic Bank & Trust Company of Indiana is headquartered and conducts its banking business in Clarksville, Indiana.  The activities of both Banks include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities, tax refund processing services, trust and insurance services.  The Banks’ lending services include the origination of real estate, commercial and consumer loans.  Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, municipalities and corporations.  Governmental regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (and the Federal Reserve Bank of St. Louis) and the Kentucky and Indiana Departments of Financial Institutions.

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

OVERVIEW

Net income for the second quarter of 2001 was $4.4 million, up $1.4 million over the same period in 2000.  Second quarter diluted earnings per share increased 50% over the same period in 2000, to $0.27.  Republic’s increased earnings were primarily due to increases in net interest income, non-interest income from deposit accounts, gain on sale of loans into the secondary market and security gains.  The increase in diluted earnings per share was also caused, in part, by a decrease in weighted average shares and diluted potential shares outstanding resulting from the “Dutch auction” tender offer completed during the first quarter of 2001.

Net income for the six months ended June 30, 2001 was $9.2 million, compared to $6.7 million for the same period in 2000.  Republic’s book value per common share, exclusive of accumulated other comprehensive income, increased from $6.79 at June 30, 2000 to $7.39 at June 30, 2001.

Republic’s total assets remained consistent at $1.5 billion at June 30, 2001. Net loans increased $26 million from December 31, 2000 to $1.2 billion at June 30, 2001. Residential real estate loans decreased during 2001 as declining market interest rates caused an increase in 1-4 family refinancing activity into fixed-rate, secondary market loan products.  Commercial real estate lending remained strong with originations of loans and lines of credit totaling $115 million for the first six months of 2001.  Increased loan volume also resulted in favorable growth of real estate construction portfolio. While overall loan volume remained strong, the percentage of non-performing loans to total loans remained low at 0.55%, as the Bank maintained its underwriting standards and continued its emphasis on secured real estate lending.

REFUNDS NOW

Refunds Now is a tax refund processing service for taxpayers receiving both federal and state tax refunds through a nationwide network of tax preparers.  Refund anticipation loans (“RALs”) are made to taxpayers filing income tax returns electronically.  The RALs are repaid by the taxpayer when the taxpayer’s refunds are electronically received by the Bank from governmental taxing authorities.  Fees from RAL’s are included as a component of interest income on loans.  Refunds Now also provides electronic refund checks (“ERCs”) to taxpayers.  After receiving refunds electronically from governmental taxing authorities, checks are issued to taxpayers for the amount of their refund, less fees.  Fees from ERC’s are included as a component of non-interest income.

During the six months ended June 30, 2001, Refunds Now generated $3.1 million in refund anticipation loan fees, compared to $2.0 million for the same period in 2000.  Refunds Now also received $2.1 million in electronic refund check fees in the first six months of 2001, compared to $1.1 million during first half of 2000.  In addition, RAL volume was up over 39% from the first six months of 2000.  The increase in revenues for Refunds Now resulted from a 47% increase in tax offices served and a 59% increase in the tax refunds processed during the first six months of 2001.  Refunds Now expects to continue aggressively marketing its products to additional tax preparers during 2001 for the 2002 tax season.  Substantially all of the income realized by the Bank from the activities of Refunds Now is recognized during the first quarter of the year.  (For further discussion, see section regarding allowance and provision for loan losses on page 25 of this document.)

RESULTS OF OPERATIONS

Net Interest Income. For the second quarter and the first six months of 2001, the Company was able to increase its net interest income primarily through growth in the average loan portfolio.  The growth in the average loan portfolio was principally achieved during the latter half of 2000.  The loan portfolio’s total outstanding balance has remained relatively consistent since year-end 2000.

Table 1 and Table 2 provide detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the quarter and six months ended June 30, 2001 and 2000.

Table 1 - Average Balance Sheet Rates for Three Months Ended June 30, 2001 and 2000 (dollars in thousands)

	Three Months Ended June 30, 2001			Three Months Ended June 30, 2000

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:

U.S. Treasury and U.S. Government Agency Securities	$61,774	$842	5.45%	$115,462	$1,716	5.94%

State and Political Subdivision Securities	253	3	4.74%	2,420	55	9.09%

Other Investments	34,007	537	6.32%	33,605	539	6.42%

Mortgage-Backed Securities	160,034	2,227	5.57%	117,140	1,995	6.81%

Federal Funds Sold and Securities Purchased Under Agreements to Resell	26,883	301	4.48%	2,936	46	6.27%

Total Loans and Fees	1,181,336	25,321	8.57%	1,103,245	24,366	8.83%

Total Earning Assets	1,464,287	29,231	7.99%	1,374,808	28,717	8.36%

Less: Allowance for Loan Losses	(7,867)			(7,862)

Non-Earning Assets:

Cash and Due From Banks	25,867			25,192

Bank Premises and Equipment, Net	19,293			19,437

Other Assets	12,261			14,672

Total Assets	$1,513,841			$1,426,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest Bearing Liabilities:

Transaction Accounts	$206,412	$1,392	2.70%	$125,207	$820	2.62%

Money Market Accounts	117,893	1,127	3.82%	112,245	1,532	5.46%

Individual Retirement Accounts	33,199	501	6.04%	29,910	424	5.67%

Certificates of Deposit and Other Time Deposits	381,649	5,708	5.98%	456,006	6,250	5.48%

Repurchase Agreements and Other Short-Term Borrowings	245,478	2,310	3.76%	234,911	3,226	5.49%

Other Borrowings	286,077	4,187	5.85%	247,726	3,785	6.11%

Total Interest Bearing Liabilities	1,270,708	15,225	4.79%	1,206,005	16,037	5.32%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits	111,145			99,835

Other Liabilities	20,850			12,937

Stockholders’ Equity	111,138			107,470

Total Liabilities and Stockholders’ Equity	$1,513,841			$1,426,247

Net Interest Income		$14,006			$12,680

Net Interest Spread			3.20%			3.04%

Net Interest Margin			3.83%			3.69%

Table 2 - Average Balance Sheet Rates for Six Months Ended June 30, 2001 and 2000 (dollars in thousands)

	Six Months Ended June 30, 2001			Six Months Ended June 30, 2000

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning Assets:

U.S. Treasury and U.S. Government Agency Securities	$81,823	$2,320	5.67%	$118,563	$3,463	5.84%

State and Political Subdivision Securities	264	6	4.55%	3,053	134	8.78%

Other Investments	34,747	1,121	6.45%	33,516	1,076	6.42%

Mortgage-Backed Securities	141,772	4,174	5.89%	110,785	3,704	6.69%

Federal Funds Sold and Securities Purchased Under Agreements to Resell	22,112	535	4.84%	8,772	249	5.68%

Total Loans and Fees	1,177,539	54,013	9.17%	1,087,402	49,173	9.04%

Total Earning Assets	1,458,257	62,169	8.53%	1,362,091	57,799	8.49%

Less: Allowance for Loan Losses	(7,865)			(7,862)

Non-Earning Assets:
Cash and Due From Banks	25,813			24,761

Bank Premises and Equipment, Net	19,376			19,297

Other Assets	12,885			14,655

Total Assets	$1,508,466			$1,412,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest Bearing Liabilities:

Transaction Accounts	$194,233	$2,877	2.96%	$125,168	$1,655	2.64%

Money Market Accounts	119,136	2,577	4.33%	117,398	2,957	5.04%

Individual Retirement Accounts	32,927	997	6.06%	29,825	832	5.58%

Certificates of Deposit and Other Time Deposits	396,343	11,918	6.01%	446,373	12,132	5.44%

Repurchase Agreements and Other Short-Term Borrowings	249,547	5,471	4.38%	226,742	6,039	5.33%

Other Borrowings	269,453	8,047	5.97%	244,021	7,324	6.00%

Total Interest Bearing Liabilities	1,261,639	31,887	5.05%	1,189,527	30,939	5.20%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits	114,445			103,765

Other Liabilities	20,342			12,974

Stockholders’ Equity	112,040			106,676

Total Liabilities and Stockholders’ Equity	$1,508,466			$1,412,942

Net Interest Income		$30,282			$26,860

Net Interest Spread			3.48%			3.29%

Net Interest Margin			4.15%			3.94%

For the purposes of these calculations, non-accruing loans are included in the six months average loan amounts outstanding.

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

Table 3 - Volume/Rate Variance Analysis (in thousands)

	Three months ended June 30, 2001			Six months ended June 30, 2001
	Compared to			Compared to
	Three months ended June 30, 2000			Six months ended June 30, 2000

	Increase/(Decrease)			Increase/(Decrease)
	due to			due to

	Total Net	Total Net
	Change	Volume	Rate	Change	Volume	Rate

Interest Income:

U.S. Treasury and Government Agency Securities	$(874)	$(742)	$(132)	$(1,143)	$(1,045)	$(98)

State and Political Subdivision Securities	(52)	(34)	(18)	(128)	(84)	(44)

Other Investments	(2)	7	(9)	45	39	6

Mortgage-Backed Securities	232	642	(410)	470	950	(480)

Federal Funds Sold	255	272	(17)	286	328	(42)

Total Loans and Fees (1) (2)	955	1,689	(734)	4,840	4,126	714

Net Change in Interest Income	514	1,834	(1,320)	4,370	4,314	56

Interest Expense:

Interest Bearing Transaction Accounts	572	547	25	1,222	1,004	218

Money Market Accounts	(405)	74	(479)	(380)	43	(423)

Individual Retirement Accounts	77	49	28	165	91	74

Certificates of Deposit and Other Time Deposits	(542)	(1,079)	537	(214)	(1,434)	1,220

Repurchase Agreements and Other Short-Term Borrowings	(916)	140	(1,056)	(568)	569	(1,137)

Other Borrowings	402	567	(165)	723	760	(37)

Net Change in Interest Expense	(812)	298	(1,110)	948	1,033	(85)

Increase in Net Interest Income	$1,326	$1,535	$(209)	$3,422	$3,281	$141

(1)	The amount of fees on loans in total interest income was approximately $737 and $324 for the quarters ended June 30, 2001 and 2000, respectively
(2)	The amount of fees on loans in total interest income was approximately $4.1 million and $2.6 million for the six months ended June 30, 2001 and 2000, respectively.

Non-Interest Income.  Non-interest income rose during the second quarter and six-month period ended June 30, 2001, due to increases in gain on sale of loans, service charges on deposits and gain on sale of securities.  Electronic Refund Check fees were a key component of non-interest income during the first quarter of 2001 as well, which also attributed to the increase in non-interest income for the six months ended June 30, 2001.

Net gain on sale of loans increased 327% during the second quarter of 2001 and 277% during the first six months of 2001 as declining market interest rates prompted an increase in consumer refinance activity of 1-4 family fixed-rate residential loans, which Republic generally sells into the secondary market.  Revenue from mortgage banking activities, principally gains on sale of loans, increased during the three- and six-month periods June 30, 2001, as a result of increased secondary market sales volume.  As a percentage of loans sold, gain on sale decreased due primarily to a promotional mortgage loan product that reduced the amount of fees charged to the client.  Overall the Bank originated $148 million in mortgage loans available for sale during the second quarter of 2001 compared to $34 million during the same period in 2000.  The Bank also originated $240 million in loans available for sale during the six months ended June 30, 2001 compared to $55 million during the same period in 2000.  The market’s interest-rate environment heavily influences secondary market residential loan originations and, correspondingly, consumer-refinance activity.  Generally, long-term market interest rates during 2001 have been substantially below 2000 levels, which has led to higher secondary market originations and sales volumes this year.  Management does not anticipate that this level of 1-4 family refinancing volume will continue at current levels in the near term unless there is a further reduction in long-term market interest rates.

A declining interest-rate environment during the first six months of 2001 also led to an increase in the market value of the available for sale securities portfolio.  Republic sold $23 million and $87 million of securities available for sale during the three months and six months ended June 30, 2001 resulting in overall gains of $435,000 and $906,000, respectively.  Management elected to sell these securities in order to extend the duration of the overall portfolio and realize an increase in yield due to favorable market conditions.  Approximately, $44 million of these securities were subject to rapid prepayment due to the declining interest environment.  Republic also had $12 million and $55 million in securities that were called during the second quarter and six months ended June 30, 2001 resulting in additional recognized gains of $135,000 and $248,000, respectively.

Service charges on deposit accounts was positively affected by the Bank’s new “Overdraft Honor” program.  Overdraft related fees increased $447,000 for the second quarter of 2001 and $859,000 for the first six months of 2001 compared to the same periods in 2000.  The “Overdraft Honor” program permits selected clients to automatically overdraft their accounts up to $500 for the Bank’s customary fee.  At June 30, 2001 the Bank had 20,000 clients participating in the program.

The Bank receives substantially all Electronic Refunds Check fees during the first quarter of the fiscal year.  Electronic Refund Check fees increased $998,000 during the first six months of 2001.  This increase was due to a 65% increase in overall ERC volume compared to prior year resulting from successful marketing efforts during the last half of 2000.  The Company plans to continue aggressive marketing strategies to increase its overall market share in this line of business.

Non-Interest Expense.  Non-interest expense increased during the second quarter and six-month period ended June 30, 2001 compared to the same period in 2000.   The most significant factors comprising the increase in non-interest expense for the second quarter and six months ended June 30, 2001 were increases in salaries and benefits, marketing and legal expenses.

Salary and employee benefits increased for both the three-month and six-month periods ended June 30, 2001.  The increase was attributable to annual merit increases and associated incentive compensation accruals, additions to commercial lending and cash management professional sales staff, additions to staff and overtime at Refunds Now and additional staff to support the strong loan origination volume attained during the first six months of 2001.   Total full-time equivalent employees (FTE’s) increased to 500 at June 30, 2001 from 467 at June 30, 2000.

Marketing and development increased during the three-month and six-month period ended June 30, 2001.  The increase was attributable to the Company’s aggressive direct-mail marketing campaign for the “Absolutely Free Checking” product and enhanced radio marketing for the Bank’s fixed-rate secondary market loan products.

Legal expenses increased $321,000 for the second quarter of 2001 over the same period in 2000 and $383,000 for the six months ended June 30, 2001 over the first six months of 2000.  The increase was attributable to the patent litigation at Refunds Now.  (For further discussion, see Part II, Item 1, Legal proceedings on page 32 of this 10Q.)

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

Securities available for sale.  Securities available-for-sale consists primarily of mortgage-backed securities, collateralized mortgage obligations (CMO’s), U.S. Treasury and U.S. Government Agencies. Excluding CMO’s and other mortgage-backed securities, investments in the AFS category have an increased weighted-average maturity of 1.19 years compared to December 31, 2000.  Securities available-for-sale increased from $172 million at December 31, 2000 to $235 million at June 30, 2001. On January 1, 2001, Republic reclassified substantially all of its securities to be held to maturity into the available for sale category as permitted by SFAS No. 133.

Securities to be held to maturity .  Securities to-be-held-to-maturity decreased from $104 million at December 31, 2000 to $2 million at June 30, 2001.  The decrease occurred due to the reclassification of substantially all of these securities into the available for sale category on January 1, 2001.

Mortgage loans held for sale. Mortgage loans held for sale is primarily comprised of fixed-rate, single family residential loans the Company intends to sell into the secondary market.  Management has elected to sell the majority of its fixed-rate residential loans into the secondary market in order to reduce its exposure to market interest rate risk.  Mortgage loans held for sale increased to $13 million at June 30, 2001 as lower long-term market interest rates has led to an increase in the number of customers electing to refinance into fixed-rate secondary market loan products.

Loans.   Net loans, primarily consisting of secured real estate loans, increased slightly by $26 million to $1.2 billion at June 30, 2001.  Republic’s commercial real estate lending portfolio increased $29.8 million from December 31, 2000 as a result of the Bank’s continued emphasis on commercial real estate lending.  Republic maintained consistent volume in the real estate construction portfolio as a result of steady customer demand.  Residential real estate loans declined $11.2 million as consumer refinance activity increased.  Many adjustable rate portfolio loans were refinanced into fixed-rate, secondary market loans as consumers elected to take advantage of a generally declining long-term interest rate environment.

Allowance and Provision for Loan Losses.  The provision for loan losses was a negative $152,000 in the second quarter of 2001, compared to $432,000 in the second quarter of 2000.  For the six months ended June 30, 2001 the provision for loan losses was $1.6 million compared to $1.0 million during the same period in 2000.  The negative provision for loan losses of $152,000 during the second quarter of 2001 was due to the stronger than anticipated recoveries of previously charged-off Refund Anticipation Loans from Refunds Now of $475,000.

The higher provision for loan losses in 2001 compared to 2000 was attributable to an increase in estimated losses associated with the higher volume of Refund Anticipation Loans at Refunds Now.  Excluding the net charge-offs related to Refunds Now, net charge-offs for the Bank’s traditional loan portfolios decreased from $620,000 for the six months of 2000 to $528,000 during the same period in 2001.

While Refunds Now transaction volume increased, net charge-offs also increased from $347,000 for the six months ended June 30, 2000 to $1.0 million for the same period in 2001.  This increase was attributable to higher overall volume, and to a lesser extent, losses attributable to limited errors in information received from third parties that Refunds Now utilizes, in part, in connection with its underwriting criteria.  Management anticipates that it will recover a portion of these losses going forward, but the amount of recovery, if any, is not subject to reasonable estimation.  Due to the generally fast transaction time associated with the tax refund loan business, traditional bank underwriting criteria cannot be applied; therefore, the Bank is largely dependent on tax refunds being validated and transmitted by the various taxing authorities.  These products are thus subject to fluctuating loss percentages that are not readily predictable based on historical experience on a year-to-year basis.

The total allowance for loan losses remained consistent at $7.9 million from December 31, 2000 to June 30, 2001.  Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2001. Management continues to monitor the commercial real estate loan portfolio closely, recognizing that commercial real estate loans generally carry a greater risk of loss than residential real estate loans.  Management believes that it had provided an adequate component within the allowance for loans associated with the growth in commercial real estate lending has been established.

Table 4 below depicts the allowance activity by loan type for the three months ended June 30, 2001 and 2000.

Table 4 - Summary of Loan Loss Experience

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

(in thousands)

Allowance for loan losses:
Balance-beginning of period	$7,862	$7,862	$7,862	$7,862

Charge-offs:
Real Estate	(93)	(445)	(216)	(576)
Commercial	(25)	(25)	(41)	(33)
Consumer	(306)	(128)	(564)	(328)
Tax Refund Loans			(1,550)	(500)

Total	(424)	(598)	(2,371)	(1,437)

Recoveries:
Real Estate	1	36	8	37
Commercial	5	5	13	5
Consumer	135	125	272	275
Tax Refund Loans	475		481	153

Total	616	166	774	470

Net charge-offs	192	(432)	(1,597)	(967)

Provision for loan losses	(152)	432	1,637	967

Allowance for loan losses:
Balance-end of period	$7,902	$7,862	$7,902	$7,862

Deposits.  Total deposits were $859 million at June 30, 2001 compared to $864 million at December 31, 2000.  Non-interest bearing deposits increased $14 million since December 31, 2000 to $122 million as management continues to focus on gathering lower cost funds through the Company’s free checking promotion and Cash Management area.  Because these funds are primarily transaction based, they are likely to have fluctuating balances from period to period.

Money market certificates of deposit increased $31 million as declining market interest rates prompted certificate of deposit clients to switch their maturing deposits into more liquid investment vehicles.  Certificates of deposits decreased $50 million as management pursued a strategy of lowering its rates on high-cost, retail certificates of deposit while utilizing lower-cost, longer-term Federal Home Loan Bank borrowings during the first six months of 2001.

Securities sold under agreements to repurchase and other short-term borrowings. Securities sold under agreements to repurchase and other short-term borrowings declined $56 million.  Approximately $30 million of this decrease occurred as funds received from securities sold during the year were utilized to reduce short-term borrowings.  In addition, securities sold under agreements to repurchase declined due to decreases in a small number of the Company’s larger cash management accounts.  These accounts are subject to large periodic changes in balances; however, the Company continues to maintain positive banking relationships with each of these clients.

Other borrowed funds. Other borrowed funds consists primarily of borrowings from the Federal Home Loan Bank.  Management elected to extend borrowings in this category in order to improve its overall interest rate risk position and lower its current cost of funds.  The Company borrowed $110 million during 2001 with $40 million fixed for 5 years.  The remaining $70 million in borrowings are callable by the Federal Home Loan Bank after their respective fixed-rate periods, ranging from one to five years.  These advances have a maturity of five to ten years if not called earlier by the Federal Home Loan Bank.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off.  Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due or are deemed uncollectible.  At June 30, 2001, Republic had $314,000 in consumer loans 90 days or more past due compared to $116,000 at December 31, 2000.

The Bank’s level of delinquent loans increased to 1.50% at June 30, 2001, up from 1.27% at December 31, 2000.  Republic experienced an increase in total non-performing loans from $4.1 million at December 31, 2000 to $6.4 million at June 30, 2001. The majority of this increase is attributable to past due loans in the single family residential loan portfolio.  These residential loans are typically well secured with minimal risk of significant future losses to the Bank.  Additionally, a portion of loans past due have matured, but are pending renewal or are pending refinance.  Other real estate owned decreased marginally from $478,000 at December 31, 2000 to $405,000 at June 30, 2001.  Management does not consider the overall increase in non-performing assets during the period to be material or indicative of any adverse change in the overall asset quality of the Bank’s loan portfolio.

Table 5 provides information related to non-performing assets and loans 90 days or more past due.

Table 5 - Non-Performing Loans

	June 30,	December 31,
(dollars in thousands)	2001	2000

Loans on non-accrual status	$5,327	$3,100
Loans past due 90 days or more	1,055	984

Total non-performing loans	6,382	4,084

Other real estate owned	405	478

Total non-performing assets	$6,787	$4,562

Percentage of non-performing loans to total loans	0.55%	0.36%

Percentage of non-performing assets to total loans	0.58%	0.40%

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loans have been written off or a specific allowance for loss has been provided).  Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount may not be collected.  Impaired loans, which are a component of loans on non-accrual status, decreased from $767,000 at December 31, 2000 to approximately $735,000 at June 30, 2001.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand.  Funding and cash flows can also be realized from the available-for-sale portion of the securities portfolio and paydowns from the loan portfolio.  Republic’s banking centers also provide access to retail deposit markets.  Approximately $61 million of deposits, repurchase agreements and short-term borrowings collateralized by investment securities, private insurance bonds and Federal Home Loan Bank letters of credit are attributable to three customer relationships at June 30, 2001.  These funds are short-term in nature and subject to immediate withdrawal by those entities.  Should these funds be withdrawn, Republic has the ability to replenish them through alternative funding sources, including established lines of credit with other financial institutions, the FHLB and brokerage firms.  While Republic utilizes numerous funding sources in order to meet liquidity requirements, FHLB borrowings remain a material component of management’s balance sheet strategy.  (See Note 6 regarding other borrowed funds for additional information on available credit lines).

CAPITAL

Total capital increased from $117 million at December 31, 2000 to $119 million at June 30, 2001. The increase in capital was primarily attributable to net income during the first six months of 2001, increases in accumulated other comprehensive income and stock options exercised by Republic’s associates.  These increases were largely offset by a “Dutch Auction” tender offer completed in March 2001.  Republic purchased 747,319 shares of the Company’s Class A Common Stock through a modified Dutch auction tender offer at a cost of $10 per share. The overall reduction to capital attributable to the tender offer was $7.6 million.  The offer to purchase commenced February 12, 2001 and expired on March 13, 2001.

Republic’s board of directors approved a Class A share repurchase program of 500,000 shares during 1998 and 1999.  Under the repurchase program, Republic repurchased approximately 441,000 shares through December 31, 2000 with a weighted average cost of $9.99, at a total cost of $4.4 million.  Republic purchased no shares under this program during the first six months of 2001.  Republic is authorized to buyback an additional 59,000 shares of Class A Common Stock under the current program as of June 30, 2001.

During the second quarter of 2001, the board of directors of Republic Bank & Trust Company approved a $5 million dividend to Republic Bancorp, Inc.   The Parent Company then utilized the $5 million dividend as a capital contribution to its newly formed, wholly owned banking subsidiary, Republic Bank & Trust Company of Indiana.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I, Tier I leverage and total risk–based capital. The Bank intends to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC.  Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic’s average capital to average assets ratio was 7.43% at June 30, 2001 compared to 7.58% at December 31, 2000.

Table 6 - Capital Ratios

					Minimum
					Requirement
			Minimum		To Be Well
			Requirement		Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective
As of June 30, 2001	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$131,165	11.06%	$94,853	8%	$118,567	10%
Republic Bank & Trust Company	121,820	10.31	94,561	8%	118,201	10%
Republic Bank & Trust Company of Indiana	4,996	138.70	288	8%	360	10%

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$123,263	10.40%	$47,427	4%	$71,140	6%
Republic Bank & Trust Company	113,958	9.64	47,280	4%	70,920	6%
Republic Bank & Trust Company of Indiana	4,956	137.59	144	4%	216	6%

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$123,263	8.15%	$60,508	4%	$75,635	5%
Republic Bank & Trust Company	113,958	7.55	60,355	4%	75,444	5%
Republic Bank & Trust Company of Indiana	4,956	101.75	195	4%	244	5%

Kentucky banking laws limit the amount of dividends that may be paid to Parent Company by Republic Bank & Trust Company without prior approval of the Kentucky Department of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year's net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At June 30, 2001, Republic Bank & Trust Company had approximately $8.7 million of retained earnings that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval.

Indiana banking laws prohibit the payment of dividends to the Parent Company by Republic Bank & Trust Company of Indiana for a period of three years without prior approval of the Indiana Department of Financial Institutions.  These laws also require a minimum Tier I Capital ratio of 8% to be maintained for a period of three years.

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

Republic’s interest sensitivity profile changed from December 31, 2000 to June 30, 2001 as management pursued a strategy of extending liabilities to reduce the sensitivity of the Company’s balance sheet to fluctuations in market interest rates.  Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, Republic’s base net interest income would decrease by an estimated 0.62% at June 30, 2001 compared to an increase of 2.22% at December 31, 2000.  Given a 100 basis point increase in the yield curve Republic’s base net interest income would decrease by an estimated 1.94% at June 30, 2001 compared to a decrease of 3.85% at December 31, 2000.  Management elected to shift a portion of Republic’s funding from short-term repricing liabilities to longer-term FHLB borrowings with fixed interest rates from one to five years.  (See discussion regarding other borrowed funds on page 26 of this document.)  In addition to moderating the Company’s interest rate risk position, this strategy minimized potential additional income from future rate decreases and reduced the negative impact on potential income resulting from future rate increases.

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

Table 7 - Interest Rate Sensitivity

	June 30, 2001

	Decrease in Rates			Increase in Rates

	200	100		100	200
	Basis Points	Basis Points	Base	Basis Points	Basis Points

	(dollars in thousands)

Projected interest income
Loans	$86,899	$90,612	$94,517	$97,804	$101,114
Investments	11,079	12,362	13,739	14,994	16,300
Short-term investments	344	511	587	535	671

Total interest income	98,322	103,485	108,843	113,333	118,085

Projected interest expense
Deposits	26,255	30,528	34,857	39,342	43,958
Repurchase agreements and other borrowings	19,702	20,178	20,877	21,911	23,205

Total interest expense	45,957	50,706	55,734	61,253	67,163

Net interest income	$52,365	$52,779	$53,109	$52,080	$50,922
Change from base	$(744)	$(330)		$(1,029)	$(2,187)
% Change from base	-1.40%	-0.62%		-1.94%	-4.12%

	December 31, 2000

	Decrease in Rates			Increase in Rates

	200	100		100	200
	Basis Points	Basis Points	Base	Basis Points	Basis Points

	(dollars in thousands)

Projected interest income
Loans	$100,645	$105,004	$108,130	$112,093	$115,729
Investments	14,868	16,447	18,160	19,738	21,027
Short-term investments	246	194	162	89	106

Total interest income	115,759	121,645	126,452	131,920	136,862

Projected interest expense
Deposits	35,333	40,182	43,051	47,458	51,500
Repurchase agreementsand other borrowings	23,709	26,784	29,911	33,031	36,026

Total interest expense	59,042	66,966	72,962	80,489	87,526

Net interest income	$56,717	$54,679	$53,490	$51,431	$49,336
Change from base	$3,227	$1,189		$(2,059)	$(4,154)
% Change from base	6.03%	2.22%		-3.85%	-7.77%

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

PART II – OTHER INFORMATION

Item 1.  Legal proceedings

Reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000, in which information was reported regarding the litigation brought by Beneficial Franchise Company, Inc. against the Bank and others.  There has been no material change in the status of this litigation during the quarter.  The Company continues to believe that the allegations in this lawsuit are without merit, and continues to vigorously defend against this lawsuit.

Item 2.  Changes in securities

During the second quarter of 2001, Republic issued approximately 15,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock.  The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

             The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 35.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Republic Bancorp, Inc.
(Registrant)

Principal Executive Officer:

Date:	August 14, 2001	/s/ Steven E. Trager

Steven E. Trager
Chief Executive Officer

Principal Financial Officer:

Date:	August 14, 2001	/s/ Kevin Sipes

Kevin Sipes
Chief Financial Officer &
Chief Accounting Officer

EXHIBIT INDEX

Incorporated
Exhibit	Description	By Reference To

10.23	Officer Compensation Continuation Agreement with Kevin Sipes	Filed as Exhibit 10.23 on page 35 of this Form 10-Q for the period ended June 30, 2001

11	Statement Regarding Computation of Per Share Earnings	Filed as Exhibit 11 on page 43 of this Form 10-Q for the period ended June 30, 2001

15	Awareness Letter	Filed as Exhibit 15 on page 44 of this Form 10-Q for the period ended June 30, 2001