Form 10-Q
period 2001-09-30
REPUBLIC BANCORP INC /KY/
filed 2001-11-14
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

☒ Yes  ☐ No

The number of shares outstanding of the issuer’s class of common stock as of the latest practicable date: 13,990,719 shares of Class A Common Stock and 2,073,731 shares of Class B Common Stock as of November 6, 2001.

The Exhibit index is on page 34.  This filing contains 40 pages (including this facing sheet).

REPUBLIC BANCORP, INC.

FORM 10-Q

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders

Republic Bancorp, Inc.

Louisville, Kentucky

We have reviewed the consolidated balance sheet of Republic Bancorp, Inc. as of September 30, 2001 and the related consolidated statements of income and comprehensive income for the quarters and nine months ended September 30, 2001 and 2000, the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, and the consolidated statements of changes in stockholders' equity for the nine months ended September 30, 2001.  These financial statements are the responsibility of the Company’s management.

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

As disclosed in Note 1 to the consolidated financial statements, on January 1, 2001 the Company changed its method of accounting for derivative instruments and hedging activities to comply with new accounting guidance.

                                                                                                                Crowe, Chizek and Company LLP

Louisville, Kentucky

November 7, 2001

PART I

ITEM 1

REPUBLIC BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

	September 30,	December 31,
	2001	2000
ASSETS:
Cash and due from banks	$31,826	$40,215
Federal funds sold and securities purchased under agreements to resell	27,400
Securities available for sale	223,534	171,800
Securities to be held to maturity	1,488	103,768
Mortgage loans held for sale	15,121	5,229
Loans, less allowance for loan losses of $8,549 (2001) and $7,862 (2000)	1,166,156	1,136,531
Federal Home Loan Bank stock	17,074	16,171
Premises and equipment, net	19,406	19,573
Other assets and accrued interest receivable	12,081	14,785

TOTAL	$1,514,086	$1,508,072

LIABILITIES:
Deposits:
Non-interest bearing	$120,080	$107,317
Interest bearing	727,109	756,444
Securities sold under agreements to repurchase and other short-term borrowings	222,456	263,001
Other borrowed funds	297,829	246,050
Guaranteed preferred beneficial interests in Company’s subordinated debentures	5,952	6,352
Other liabilities and accrued interest payable	17,261	11,966

Total liabilities	1,390,687	1,391,130

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A and Class B Common stock, no par value	3,943	4,079
Additional paid-in capital	32,823	33,294
Retained earnings	87,885	83,345
Unearned shares in Employee Stock Ownership Plan	(3,087)	(3,324)
Accumulated other comprehensive income (loss)	1,835	(452)

Total stockholders’ equity	123,399	116,942

TOTAL	$1,514,086	$1,508,072

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000
INTEREST INCOME:
Loans, including fees	$24,605	$25,417	$78,618	$74,591
Securities
Taxable	3,101	4,097	10,118	11,905
Non-taxable	3	24	9	66
Other	579	348	1,712	1,122
Total interest income	28,288	29,886	90,457	87,684

INTEREST EXPENSE:
Deposits	7,841	9,758	26,210	27,335
Securities sold under agreements to repurchase and short-term borrowings	1,871	3,714	7,342	9,753
Other borrowed funds	4,402	4,023	12,449	11,346
Total interest expense	14,114	17,495	46,001	48,434

NET INTEREST INCOME	14,174	12,391	44,456	39,250

PROVISION FOR LOAN LOSSES	569	39	2,206	1,006

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,605	12,352	42,250	38,244

NON-INTEREST INCOME:
Service charges on deposit accounts	1,622	1,158	4,410	3,063
Electronic refund check fees	13		2,075	1,064
Title insurance commissions	371	126	1,040	126
Net gain on sale of mortgage loans	1,554	347	3,775	936
Net gain (loss) on sale of securities	159		1,313	(161)
Other	500	403	1,439	1,345
Total non-interest income	4,219	2,034	14,052	6,373

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,401	5,010	19,444	15,637
Occupancy and equipment	2,278	2,191	6,855	6,548
Communication and transportation	567	507	1,714	1,553
Marketing and development	622	387	1,895	1,121
Bankshares Tax	378	335	1,135	1,004
Legal Fees	278	97	766	202
Supplies	262	232	854	715
Other	1,393	915	4,158	2,542
Total non-interest expense	12,179	9,796	36,821	30,092

INCOME BEFORE INCOME TAXES	5,645	4,590	19,481	14,525

INCOME TAXES	1,933	1,522	6,524	4,744

NET INCOME	$3,712	$3,068	$12,957	$9,781

(Continued)

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain (loss) on securities	$1,392	$1,709	$3,146	$1,215
Reclassification of realized amount	(100)		(859)	106
Net unrealized gain/(loss) recognized in comprehensive income	1,292	1,709	2,287	1,321

COMPREHENSIVE INCOME	$5,004	$4,777	$15,244	$11,102

EARNINGS PER SHARE
Class A	$0.23	$0.19	$0.80	$0.59
Class B	$0.23	$0.18	$0.79	$0.58

EARNINGS PER SHARE ASSUMING DILUTION
Class A	$0.22	$0.18	$0.77	$0.57
Class B	$0.22	$0.18	$0.76	$0.56

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except for per share data)

				Additional Paid-In Capital

					Retained Earnings

						Unearned Shares in Empl. Stock Ownership Plan

							Accumulated Other Comprehensive Income (Loss)

								Total Stockholders’ Equity

	Common Stock

	Class A Shares

		Class B Shares

			Amount

BALANCE, January 1, 2001	14,512	2,105	$4,079	$33,294	$83,345	$(3,324)	$(452)	$116,942

Conversion of Class B to Class A	49	(49)

Conversion of Capital Trust Preferred to Class A Common	40		10	390				400

Stock Options exercised, net of stock redeemed	117	17	34	702	(283)			453

Dividend declared
Common: Class A ($0.132 per share)					(1,832)			(1,832)
Class B ($0.120 per share)					(250)			(250)

Repurchase of Class A Common	(757)		(180)	(1,509)	(6,052)			(7,741)

Commitment of 18,319 shares to be released under the Employee Stock Ownership Plan	18			(54)		237		183

Net change in accumulated other comprehensive income (loss)							2,287	2,287

Net Income					12,957			12,957

BALANCE, September 30, 2001	13,979	2,073	$3,943	$32,823	$87,885	$(3,087)	$1,835	$123,399

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (in thousands)

	2001	2000
OPERATING ACTIVITIES:
Net income	$12,957	$9,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	2,749	3,080
FHLB stock dividends	(903)	(818)
Provision for loan losses	2,206	1,006
Net (gain) loss on sale of securities	(1,313)	161
Net gain on sale of mortgage loans	(3,775)	(936)
Proceeds from sale of mortgage loans held for sale	349,822	81,000
Origination of mortgage loans held for sale	(355,939)	(77,528)
Employee Stock Ownership Plan expense	183	134
Changes in assets and liabilities:
Accrued interest receivable and other assets	2,026	(846)
Accrued interest payable and other liabilities	5,353	2,039
Net cash provided by operating activities	13,366	17,073

INVESTING ACTIVITIES:
Purchases of securities available for sale	(167,597)	(61,034)
Purchases of securities to be held to maturity		(88,109)
Proceeds from maturities and paydowns of securities to be held to maturity	124	15,803
Proceeds from maturities and paydowns of securities available for sale	120,895	35,532
Proceeds from sales of securities available for sale	102,063	27,569
Net increase in loans	(32,332)	(95,266)
Purchases of premises and equipment, net	(2,742)	(3,798)
Net cash provided by (used in) investing activities	20,411	(169,303)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(16,572)	44,669
Net change in securities sold under agreements to repurchase and other short-term borrowings	(40,545)	16,857
Payments on other borrowed funds	(74,851)	(165,668)
Proceeds from other borrowed funds	126,630	215,984
Common stock options exercised	453
Repurchase of Class A Common Stock	(7,741)	(954)
Cash dividends paid	(2,140)	(1,772)
Net cash provided by (used in) financing activities	(14,766)	109,116

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,011	(43,114)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,215	67,527

CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,226	$24,413

(Continued)

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (in thousands)

	2001	2000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$47,144		$48,540

Income taxes	$3,486		$4,467

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$501		$956

Transfers from securities to be held to maturity to securities available for sale	$102,153	$

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic’s annual report on Form 10-K for the year ended December 31, 2000.

New Accounting Pronouncements – Effective January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value.  Depending on the use of the derivative and whether it qualifies for hedge accounting, gains or losses resulting from changes in the values of those derivatives would either be recorded as a component of net income or as a change in stockholders’ equity.  Republic’s use of derivatives is limited.  Mandatory forward contracts are used to manage the interest rate risk associated with its mortgage banking transactions. The change in the fair value of the mandatory forward contracts had an insignificant impact on the financial statements during 2001.

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

2.  SECURITIES

Securities Available For Sale:

	September 30, 2001
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury Securities and U.S. Government Agencies	$46,434	$1,184		$47,618
Mortgage-backed securities	174,195	2,085	$(489)	175,791
Other securities	125			125

Total securities available for sale	$220,754	$3,269	$(489)	$223,534

Securities To Be Held To Maturity:

	September 30, 2001
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury Securities and U.S. Government Agencies	$1,000		$(13)	$987
Obligations of state and political subdivisions	200	$4		204
Mortgage-backed securities	288		(9)	279

Total securities to be held to maturity	$1,488	$4	$(22)	$1,470

Securities having an amortized cost of $215 million and a fair value of $217 million at September 30, 2001, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

3.  LOANS

	September 30, 2001	December 31, 2000
	(in thousands)

Residential real estate	$599,646	$633,328
Commercial real estate	312,329	256,834
Real estate construction	83,614	77,437
Commercial	27,385	30,008
Consumer	28,863	31,121
Home equity	121,764	115,467
Other	2,223	1,541
Total loans	1,175,824	1,145,736

Less:
Unearned interest income and unamortized loan fees	1,119	1,343
Allowance for loan losses	8,549	7,862

Loans, net	$1,166,156	$1,136,531

The following table sets forth the changes in the allowance for loan losses:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2001	2000	2001	2000
	(in thousands)

Balance, beginning of period	$7,902	$7,862	$7,862	$7,862
Provision charged to income	569	39	2,206	1,006
Charge-offs	(435)	(215)	(2,806)	(1,652)
Recoveries	513	176	1,287	646

Balance, end of period	$8,549	$7,862	$8,549	$7,862

Information about Republic’s investment in impaired loans is as follows:

	Sept. 30, 2001	December 31, 2000
	(in thousands)

Loans with no allocated allowance for loan losses	$0	$0
Loans with allocated allowance for loan losses	112	767

Total	$112	$767

Amount of the allowance for loan losses allocated	$112	$385

Average of impaired loans during the period	592	714

Interest income recognized during impairment	0	0
Cash-basis interest income recognized	0	0

4.  DEPOSITS

	September 30, 2001	December 31, 2000
	(in thousands)

Demand (NOW, Super NOW and Money Market)	$131,663	$137,272
Internet money market accounts	58,582	69,239
Savings	15,562	12,584
Money market certificates of deposit	122,293	76,818
Individual retirement accounts	34,698	32,933
Certificates of deposit, $100,000 and over	91,259	106,313
Other certificates of deposit	273,052	321,285

Total interest bearing deposits	727,109	756,444

Total non-interest bearing deposits	120,080	107,317

Total	$847,189	$863,761

5.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM

     BORROWINGS

These borrowings consist of short-term excess funds from correspondent banks, repurchase agreements and overnight liabilities to deposit customers arising from a cash management program offered by Republic.  While effectively deposit equivalents, such arrangements are in the form of repurchase agreements or liabilities secured by letters of credit and private insurance bonds purchased by Republic.  Repurchase agreements secured by securities are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities.  All securities underlying the agreements were under Republic’s control.

	September 30, 2001	September 30, 2000
	(in thousands)

Average outstanding balance	$247,241	$234,104
Average interest rate	3.96%	5.55%
Maximum outstanding at month end	$240,558	$258,392

6.  OTHER BORROWED FUNDS

	Sept. 30,	December 31,
	2001	2000
	(in thousands)
Federal Home Loan Bank convertible fixed rate advances with weighted average interest rate of 5.39%(1) (2) (3)	$140,000	$60,000

Federal Home Loan Bank variable interest rate advances		40,000

Federal Home Loan Bank fixed interest rate advances, with weighted average interest rate of 6.12% at Sept. 30, 2001, due through 2031	157,829	146,050

Total	$297,829	$246,050

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

(3) During the second and third quarters of 2001, Republic entered into $35 million in convertible fixed rate advances with maturities of ten years.  These advances have coupons ranging from 4.40% to 5.20% and are fixed for periods of two to five years.  At the end of the fixed term, the FHLB has the right to convert the fixed rate advances on a quarterly basis to variable rate advances tied to the three-month LIBOR index.  The advances can be prepaid at any quarterly date without penalty, but may not be prepaid at any time during the fixed rate term.

The Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans with an unpaid principal balance of greater than 135% of the outstanding advances.  Republic has sufficient collateral to borrow approximately $28 million in additional funds from the Federal Home Loan Bank.  Republic also has unsecured lines of credit totaling $40 million and secured lines of $115 million available through various financial institutions that were unused as of September 30, 2001.

Aggregate future principal payments on borrowed funds as of September 30, 2001 are as follows:

Year
(in thousands)

2001	$10,000
2002	95,145
2003	90,000
2004	35,000
2005 and beyond	67,684

Total	$297,829

7.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations are presented below.

Class A and B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock, if any, results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock.  The aggregate dividend premium paid on Class A Common Stock for the third quarter of 2001 and 2000 was approximately 0.4 cents and 0.3 cents, respectively, on basic earnings per share.  The aggregate dividend premium paid on Class A Common Stock for the nine months ended September 30, 2001 and 2000 was approximately 1.2 cents and  0.9 cents, respectively, on basic earnings per share.

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Earnings Per Share:
Net Income available to common shares outstanding	$3,712	$3,068	$12,957	$9,781

Weighted average shares outstanding	16,022	16,597	16,141	16,635

Earnings per share, basic:
Class A	$0.23	$0.19	$0.80	$0.59
Class B	$0.23	$0.18	$0.79	$0.58

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Earnings Per Share Assuming Dilution:
Net Income	$3,712	$3,068	$12,957	$9,781
Add: Interest expense, net of tax benefit, on assumed conversion of guaranteed preferred beneficial interests in Republic’s subordinated debentures	85	87	256	261

Net Income available to common shareholder assuming conversion	$3,797	$3,155	$13,213	$10,042

Weighted average shares outstanding	16,022	16,597	16,141	16,635
Add dilutive effects of assumed conversion and exercise:
Convertible guaranteed preferred beneficial interest in Republic’s subordinated debentures	612	635	627	635
Stock options	448	253	367	284

Weighted average shares and dilutive potential shares outstanding	17,082	17,485	17,135	17,554

Earnings per share assuming dilution:
Class A	$0.22	$0.18	$0.77	$0.57
Class B	$0.22	$0.18	$0.76	$0.56

Stock options for 199,000 and 264,000 shares of Class A Common Stock were excluded from the three months ended September 30, 2001 and 2000 earnings per share assuming dilution because their impact was antidilutive.

Stock options for 210,000 and 275,000 shares of Class A Common Stock were excluded from the nine months ended September 30, 2001 and 2000 earnings per share assuming dilution because their impact was antidilutive.

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

The accounting policies used are the same as those described in the summary of significant accounting policies. Income taxes and indirect expenses are allocated based on revenue.  Transactions among segments are made at fair value.  Referral fees paid to the Bank by the Mortgage Banking operations are reflected in other revenue.  Information reported internally for performance assessment follows:

	Quarter Ended September 30, 2001
		Tax Refund	Mortgage	Consolidated
	Banking	Services	Banking	Totals
(in thousands)

Net interest income	$13,945	$13	$216	$14,174
Provision for loan losses	569			569
Electronic refund check fees		13		13
Net gain on sale of loans			1,554	1,554
Other revenue	3,185	9	(542)	2,652
Income tax expense	1,852	(205)	286	1,933
Segment profit	3,613	(452)	551	3,712
Segment assets	1,493,584	1,423	19,079	1,514,086

	Quarter Ended September 30, 2000
		Tax Refund	Mortgage	Consolidated
	Banking	Services	Banking	Totals
(in thousands)

Net interest income	$12,108	$234	$49	$12,391
Provision for loan losses	39			39
Electronic refund check fees
Net gain on sale of loans			347	347
Other revenue	1,752	28	(93)	1,687
Income tax expense	1,500	(36)	58	1,522
Segment profit	3,024	(70)	114	3,068
Segment assets	1,481,173	255	9,946	1,491,374

	Nine Months Ended September 30, 2001
		Tax Refund	Mortgage	Consolidated
	Banking	Services	Banking	Totals
(in thousands)

Net interest income	$40,591	$3,282	$583	$44,456
Provision for loan losses	1,137	1,069		2,206
Electronic refund check fees		2,075		2,075
Net gain on sale of loans			3,775	3,775
Other revenue	9,778	24	(1,600)	8,202
Income tax expense	5,207	725	592	6,524
Segment profit	10,341	1,439	1,177	12,957
Segment assets	1,493,584	1,423	19,079	1,514,086

	Nine Months Ended September 30, 2000
		Tax Refund	Mortgage	Consolidated
	Banking	Services	Banking	Totals
(in thousands)

Net interest income	$36,478	$2,566	$206	$39,250
Provision for loan losses	659	347		1,006
Electronic refund check fees		1,064		1,064
Net gain on sale of loans			936	936
Other revenue	4,568	105	(300)	4,373
Income tax expense	3,886	742	116	4,744
Segment profit	8,115	1,440	226	9,781
Segment assets	1,481,173	255	9,946	1,491,374

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

OVERVIEW

Net income for the third quarter of 2001 was $3.7 million, up $644,000 over the same period in 2000.  Third quarter diluted earnings per share increased 22% over the same period in 2000, to $0.22.  Republic’s increased earnings were primarily due to increases in net interest income, service charges on deposit accounts and gain on sale of loans into the secondary market.  The increase in diluted earnings per share was also caused, in part, by a decrease in weighted average shares and diluted potential shares outstanding resulting from the “Dutch auction” tender offer completed during the first quarter of 2001.

Net income for the nine months ended September 30, 2001 was $13.0 million, compared to $9.8 million for the same period in 2000.  Republic’s book value per common share, exclusive of accumulated other comprehensive income, increased from $6.94 at September 30, 2000 to $7.57 at September 30, 2001.

Republic’s total assets remained consistent at $1.5 billion at September 30, 2001. Net loans increased $30 million from December 31, 2000 to $1.2 billion at September 30, 2001. Residential real estate loans decreased during 2001 as declining market interest rates caused an increase in 1-4 family refinancing activity into fixed-rate, secondary market loan products.  Commercial real estate lending remained strong with originations of loans and lines of credit totaling $172 million for the first nine months of 2001.  Increased loan volume also resulted in favorable growth of the real estate construction portfolio.  While overall loan volume remained strong, the percentage of non-performing loans to total loans remained low at 0.40%, as the Bank maintained its underwriting standards and continued its emphasis on secured real estate lending.  Due to changes in the economy and the Bank’s loan portfolio, the allowance for loan losses was increased $647,000 during the third quarter to $8.6 million.  (See discussion for provision/allowance for loan losses on page 25 of this document for more information).

RESULTS OF OPERATIONS

Net Interest Income. For the third quarter and the first nine months of 2001, the Company was able to increase its net interest income primarily through growth in the average loan portfolio.  Additionally, net interest income also benefited from a significant decline in the Company’s cost of funds due to a reduction in short-term market interest rates.  Management continued its focus during the third quarter of 2001 of reducing the Company’s emphasis on higher cost certificates of deposit in favor of lower cost transactional deposit accounts.

Table 1 and Table 2 provide detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the quarter and nine months ended September 30, 2001 and 2000.

Table 1 - Average Balance Sheet Rates for Third Quarter, 2001 and 2000 (dollars in thousands)

	Third Quarter Ended Sept. 30, 2001			Third Quarter Ended Sept. 30, 2000
	Average		Average	Average		Average
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets:

U.S. Treasury and U.S. Government Agency Securities	$51,934	$706	5.44%	$120,836	$1,796	5.95%

State and Political Subdivision Securities	200	3	6.00%	1,152	24	8.33%

Other Investments	21,874	370	6.77%	34,057	599	7.04%

Mortgage-Backed Securities	175,685	2,326	5.30%	115,916	2,022	6.98%

Federal Funds Sold and Securities Purchased Under Agreements to Resell	33,262	278	3.34%	1,658	28	6.76%

Total Loans and Fees	1,189,103	24,605	8.28%	1,126,124	25,417	9.03%

Total Earning Assets	1,472,058	28,288	7.69%	1,399,743	29,886	8.54%

Less: Allowance for Loan Losses	(7,929)			(7,862)

Non-Earning Assets:

Cash and Due From Banks	27,721			25,130

Bank Premises and Equipment, Net	19,409			19,776

Other Assets	12,591			14,403

Total Assets	$1,523,850			$1,451,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest Bearing Liabilities:

Transaction Accounts	$218,309	$1,202	2.20%	$149,915	$1,221	3.26%

Money Market Accounts	109,147	871	3.19%	107,601	1,411	5.25%

Individual Retirement Accounts	34,259	506	5.91%	31,429	476	6.06%

Certificates of Deposit and Other Time Deposits	369,256	5,262	5.70%	446,606	6,650	5.96%

Repurchase Agreements and Other Short-Term Borrowings	242,797	1,871	3.08%	248,668	3,714	5.97%

Other Borrowings	297,785	4,402	5.91%	246,413	4,023	6.53%

Total Interest Bearing Liabilities	1,271,553	14,114	4.44%	1,230,632	17,495	5.69%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits	114,573			96,820

Other Liabilities	16,246			12,996

Stockholders’ Equity	121,478			110,742

Total Liabilities and Stockholders’ Equity	$1,523,850			$1,451,190

Net Interest Income		$14,174			$12,391

Net Interest Spread			3.25%			2.85%

Net Interest Margin			3.85%			3.54%

For the purposes of these calculations, non-accruing loans are included in the quarterly average loan amounts outstanding.

Table 2 - Average Balance Sheet Rates for Nine Months Ended, 2001 and 2000 (dollars in thousands)

	Nine Months Ended Sept. 30, 2001			Nine Months Ended Sept. 30, 2000
ASSETS	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets:

U.S. Treasury and U.S. Government Agency Securities	$71,750	$3,026	5.62%	$119,326	$5,258	5.88%

State and Political Subdivision Securities	242	9	4.96%	2,415	158	8.72%

Other Investments	30,409	1,491	6.54%	33,697	1,674	6.62%

Mortgage-Backed Securities	153,201	6,500	5.66%	112,507	5,727	6.79%

Federal Funds Sold and Securities Purchased Under Agreements to Resell	25,869	813	4.19%	6,384	276	5.76%

Total Loans and Fees	1,181,145	78,618	8.87%	1,100,406	74,591	9.04%

Total Earning Assets	1,462,616	90,457	8.25%	1,374,735	87,684	8.50%

Less: Allowance for Loan Losses	(7,886)			(7,862)

Non-Earning Assets:

Cash and Due From Banks	26,456			24,885

Bank Premises and Equipment, Net	19,387			19,458

Other Assets	12,786			14,569

Total Assets	$1,513,359			$1,425,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest Bearing Liabilities:

Transaction Accounts	$202,347	$4,079	2.69%	$136,765	$3,020	2.94%

Money Market Accounts	115,770	3,448	3.97%	114,108	4,224	4.94%

Individual Retirement Accounts	33,376	1,503	6.00%	30,363	1,308	5.74%

Certificates of Deposit and Other Time Deposits	387,215	17,180	5.92%	443,176	18,783	5.65%

Repurchase Agreements and Other Short-Term Borrowings	247,241	7,342	3.96%	234,104	9,753	5.55%

Other Borrowings	279,001	12,449	5.95%	244,824	11,346	6.18%

Total Interest Bearing Liabilities	1,264,950	46,001	4.85%	1,203,340	48,434	5.36%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits	114,196			101,422

Other Liabilities	14,584			12,983

Stockholders’ Equity	119,629			108,040

Total Liabilities and Stockholders’ Equity	$1,513,359			$1,425,785

Net Interest Income		$44,456		$39,250

Net Interest Spread			3.40%			3.14%

			4.05%			3.81%

For the purposes of these calculations, non-accruing loans are included in the nine months average loan amounts outstanding.

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

Table 3 - Volume/Rate Variance Analysis (in thousands)

	Three months ended Sept. 30, 2001			Nine months ended Sept. 30, 2001
	Compared to			Compared to
	Three months ended Sept. 30, 2000			Nine months ended Sept. 30, 2000
	Increase/(Decrease)			Increase/(Decrease)
	due to			due to

Total Net

Total Net

	Change	Volume	Rate	Change	Volume	Rate
Interest Income:

U.S. Treasury and Government Agency Securities	$(1,090)	$(948)	$(142)	$(2,232)	$(2,015)	$(217)

State and Political Subdivision Securities	(21)	(16)	(5)	(149)	(101)	(48)

Other Investments	(229)	(206)	(23)	(183)	(161)	(22)

Mortgage-Backed Securities	304	871	(567)	773	1,835	(1,062)

Federal Funds Sold	250	271	(21)	537	632	(95)

Total Loans and Fees (1) (2)	(812)	1,374	(2,186)	4,027	5,393	(1,366)

Net Change	(1,598)	1,346	(2,944)	2,773	5,583	(2,810)

Interest Expense:

Interest Bearing Transaction Accounts	(19)	452	(471)	1,059	1,342	(283)

Money Market Accounts	(540)	20	(560)	(776)	61	(837)

Individual Retirement Accounts	30	42	(12)	195	134	61

Certificates of Deposit and Other Time Deposits	(1,388)	(1,112)	(276)	(1,603)	(2,453)	850

Repurchase Agreements and Other Short-Term Borrowings	(1,843)	(86)	(1,757)	(2,411)	521	(2,932)

Other Borrowings	379	784	(405)	1,103	1,537	(434)

Net Change	(3,381)	100	(3,481)	(2,433)	1,142	(3,575)

Increase in Net Interest Income	$1,783	$1,246	$537	$5,206	$4,441	$765

(1)    The amount of fees on loans in total interest income was approximately $680 and $536 for the quarters ended September 30, 2001 and 2000, respectively.

(2)    The amount of fees on loans in total interest income was approximately $4,841 and $3,115 for the nine months ended September 30, 2001 and 2000, respectively.

Non-Interest Income.  Non-interest income rose during the third quarter and nine-month period ended September 30, 2001, due to increases in gain on sale of loans and service charges on deposits.  Additionally, increases in Electronic Refund Check fees, title insurance commissions and securities gains were key components of the rise in non-interest income during the nine months ended September 30, 2001.

Net gain on sale of loans increased 348% during the third quarter of 2001 and 303% during the first nine months of 2001 as declining market interest rates prompted an increase in consumer refinance activity of 1-4 family fixed-rate residential loans, which Republic generally sells into the secondary market.  Revenue from mortgage banking activities, principally gains on sale of loans, increased during the three- and nine-month periods September 30, 2001, as a result of increased secondary market sales volume.  As a percentage of loans sold, gain on sale decreased due primarily to a promotional mortgage loan product that reduced the amount of fees charged to the client.  Overall the Bank originated $116 million in mortgage loans available for sale during the third quarter of 2001 compared to $22 million during the same period in 2000.  The Bank also originated $356 million in loans available for sale during the nine months ended September 30, 2001 compared to $78 million during the same period in 2000.  The market’s interest-rate environment heavily influences secondary market residential loan originations and, correspondingly, consumer-refinance activity.  Generally, long-term market interest rates during 2001 have been substantially below 2000 levels, which has led to higher secondary market originations and sales volumes this year.  Management anticipates that the level of 1-4 family refinancing volume will continue at or above current levels during the fourth quarter of 2001.

Service charges on deposit accounts was positively affected by the Bank’s new “Overdraft Honor” program.  Overdraft related fees increased $440,000 for the third quarter of 2001 and $1.3 million for the first nine months of 2001 compared to the same periods in 2000.  The “Overdraft Honor” program permits selected clients to automatically overdraft their accounts up to $500 for the Bank’s customary fee.  At September 30, 2001 the Bank had 23,000 accounts in the program.

The Bank receives substantially all Electronic Refunds Check fees during the first quarter of the fiscal year.  Electronic Refund Check fees increased $1.0 million during the first nine months of 2001.  This increase was due to a 65% increase in overall ERC volume compared to prior year resulting from successful marketing efforts during the last half of 2000.  The Company has continued its aggressive marketing strategies in order to increase its overall market share in this line of business.

Title insurance commissions increased $245,000 for the quarter ended and $914,000 for the nine months ended September 30, 2001.  Because the Bank began offering this product on July 1, 2000, the nine month figures for 2000 reflect only 3-months activity.  As a result, title insurance commissions for the nine months ended September 30, 2001 reflects a significant increase over nine months ended September 20, 2000.  Additionally, the large volume of refinance activity in 1-4 family residential real estate loans during 2001 contributed to the increase for the quarter and nine months ended September 30, 2001.

A declining interest-rate environment during the first nine months of 2001 also led to an increase in the market value of the available for sale securities portfolio.  Republic sold $14 million and $101 million of securities available for sale during the three months and nine months ended September 30, 2001 resulting in overall gains of $159,000 and $1.3 million, respectively.  Approximately $67 million of these securities were subject to rapid prepayment due to the declining interest environment.  Republic also had $5 million and $60 million in securities that were called during the third quarter and nine months ended September 30, 2001 resulting in additional recognized gains of $4,000 and $252,000, respectively.

Non-Interest Expense.  Non-interest expense increased during the third quarter and nine-month period ended September 30, 2001 compared to the same period in 2000.   The most significant factors comprising the increase in non-interest expense for the third quarter and nine months ended September 30, 2001 were increases in salaries and benefits, marketing and legal expenses.

Salary and employee benefits increased for both the three-month and nine-month periods ended September 30, 2001.  The increase was attributable to annual merit increases and associated incentive compensation accruals, additions to commercial lending and cash management professional sales staff, additions to staff and overtime at Refunds Now and additional staff to support the strong loan origination volume attained during the first nine months of 2001.   Total full-time equivalent employees (FTE’s) increased to 513 at September 30, 2001 from 465 at September 30, 2000.

Marketing and development increased during the three-month and nine-month period ended September 30, 2001.  The increase was attributable to the Company’s aggressive direct-mail marketing campaign for the “Absolutely Free Checking” product and enhanced radio marketing for the Bank’s fixed-rate secondary market loan products.

Legal expenses increased $181,000 for the third quarter of 2001 over the same period in 2000 and $564,000 for the nine months ended September 30, 2001 over the first nine months of 2000.  The increase was attributable to the patent litigation at Refunds Now.  All parties have agreed to settle the matter, and as a result, legal fees are expected to reduce to historical levels sustained in the normal course of business prior to the initiation of the patent litigation.  (For further discussion, see Part II, Item 1, Legal proceedings on page 32 of this 10Q.)

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

Securities available for sale.  Securities available-for-sale consists primarily of mortgage-backed securities, collateralized mortgage obligations (CMO’s), U.S. Treasury and U.S. Government Agencies. Excluding CMO’s and other mortgage-backed securities, investments in the AFS category have an increased weighted-average maturity of 3.3 years compared to 2.8 years at December 31, 2000.  Securities available-for-sale increased from $172 million at December 31, 2000 to $224 million at September 30, 2001. On January 1, 2001, Republic reclassified substantially all of its securities to be held to maturity into the available for sale category as permitted by SFAS No. 133.

Securities to be held to maturity .  Securities to-be-held-to-maturity decreased from $104 million at December 31, 2000 to $1.5 million at September 30, 2001.  The decrease occurred due to the reclassification of substantially all of these securities into the available for sale category on January 1, 2001.

Mortgage loans held for sale. Mortgage loans held for sale is primarily comprised of fixed-rate, single family residential loans the Company intends to sell into the secondary market.  Management has elected to sell the majority of its fixed-rate residential loans into the secondary market in order to reduce its exposure to market interest rate risk.  Mortgage loans held for sale increased to $15.1 million at September 30, 2001 as lower long-term market interest rates has led to an increase in the number of customers electing to refinance into fixed-rate secondary market loan products.

Loans.   Net loans, primarily consisting of secured real estate loans, increased slightly by $30 million to $1.2 billion at September 30, 2001.  Republic’s commercial real estate lending portfolio increased $55 million from December 31, 2000 as a result of the Bank’s continued emphasis on commercial real estate lending.  Republic maintained consistent volume in the real estate construction portfolio as a result of steady customer demand.  Residential real estate loans declined $34 million as refinance activity increased.  Many adjustable rate portfolio loans were refinanced into fixed-rate, secondary market loans as consumers elected to take advantage of a generally declining long-term interest rate environment.

Allowance and Provision for Loan Losses.  The provision for loan losses was $569,000 in the third quarter of 2001, compared to $39,000 in the third quarter of 2000.  The increase during the quarter was largely attributable to management’s decision to increase the allowance for loan losses.  For the nine months ended September 30, 2001 the provision for loan losses was $2.2 million compared to $1.0 million during the same period in 2000.  The higher provision for loan losses in 2001 compared to 2000 was primarily attributable to an increase in estimated losses associated with the higher volume of Refund Anticipation Loans at Refunds Now as well as the overall increase in the allowance.

While Refunds Now transaction volume increased, net charge-offs from refund anticipation loans also increased from $347,000 for the nine months ended September 30, 2000 to $1.1 million for the same period in 2001.  This increase was attributable to higher overall volume, and to a lesser extent, losses attributable to limited errors in information received from third parties that Refunds Now utilizes, in part, in connection with its underwriting criteria. Excluding the net charge-offs related to Refunds Now, net charge-offs for the Bank’s traditional loan portfolios decreased from $659,000 for the nine months of 2000 to $450,000 during the same period in 2001.

The total allowance for loan losses increased $687,000 to $8.5 million from December 31, 2000 to September 30, 2001.  Management elected to increase the allowance for loan losses due to the continued strong growth in commercial real estate lending during the quarter, a slowing in the U.S. economy during the quarter and an overall change in the product mix within the loan portfolio.  Management believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2001. Management continues to monitor the commercial real estate loan portfolio closely, recognizing that commercial real estate loans generally carry a greater risk of loss than residential real estate loans.  Management believes that it had provided an adequate component within the allowance for loans associated with the growth in commercial real estate lending.

Table 4 below depicts the allowance activity by loan type for the quarter and nine months ended September 30, 2001 and 2000.

Table 4 - Summary of Loan Loss Experience

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000
(in thousands)

Allowance for loan losses:
Balance-beginning of period	$7,902	$7,862	$7,862	$7,862

Charge-offs:
Real Estate	(326)	(97)	(542)	(673)
Commercial	(73)	(5)	(114)	(38)
Consumer	(36)	(113)	(600)	(441)
Tax Refund Loans			(1,550)	(500)
Total	(435)	(215)	(2,806)	(1,652)

Recoveries:
Real Estate	411	7	419	44
Commercial	3	6	16	11
Consumer	99	163	371	438
Tax Refund Loans			481	153
Total	513	176	1,287	646

Net charge-offs	78	(39)	(1,519)	(1,006)

Provision for loan losses	569	39	2,206	1,006

Allowance for loan losses:
Balance-end of period	$8,549	$7,862	$8,549	$7,862

Deposits.  Total deposits were $847 million at September 30, 2001 compared to $864 million at December 31, 2000.  Non-interest bearing deposits increased $13 million since December 31, 2000 to $120 million as management continues to focus on gathering lower cost funds through the Company’s free checking promotion and Cash Management area.  Because these funds are primarily transaction based, they are likely to have fluctuating balances from period to period.

Money market certificates of deposit increased $45 million as declining market interest rates prompted certificate of deposit clients to switch their maturing deposits into more liquid investment vehicles.  Certificates of deposits decreased $63 million as management pursued a strategy of lowering its rates on high-cost, retail certificates of deposit while utilizing lower-cost, longer-term Federal Home Loan Bank borrowings during the first nine months of 2001.

Securities sold under agreements to repurchase and other short-term borrowings. Securities sold under agreements to repurchase and other short-term borrowings declined $41 million.  Approximately $31 million of this decrease occurred as funds received from securities sold during the year were utilized to reduce short-term borrowings.  In addition, securities sold under agreements to repurchase declined due to decreases in a small number of the Company’s larger cash management accounts.  These accounts are subject to large periodic changes in balances; however, the Company continues to maintain positive banking relationships with each of these clients.

Other borrowed funds. Other borrowed funds consists primarily of borrowings from the Federal Home Loan Bank.  Management elected to extend borrowings in this category during 2001 in order to improve its overall interest rate risk position and lower its current cost of funds.  The Company borrowed $123 million during 2001 with $40 million fixed for 5 years.  The remaining $83 million in borrowings are callable by the Federal Home Loan Bank after their respective fixed-rate periods, ranging from one to five years.  These advances have a maturity of five to ten years if not called earlier by the Federal Home Loan Bank.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off.  Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due or are deemed uncollectible.  At September 30, 2001, Republic had $131,000 in consumer loans 90 days or more past due compared to $116,000 at December 31, 2000.

The Bank’s level of delinquent loans increased to 1.41% at September 30, 2001, up from 1.27% at December 31, 2000.  Republic experienced a modest increase in total non-performing loans from $4.1 million at December 31, 2000 to $4.7 million at September 30, 2001.  Other real estate owned increased marginally from $478,000 at December 31, 2000 to $537,000 at September 30, 2001.  Management does not consider the overall increase in non-performing assets during the period to be material or indicative of any adverse change in the overall asset quality of the Bank’s loan portfolio.

Table 5 provides information related to non-performing assets and loans 90 days or more past due.

Table 5 - Non-Performing Loans

	September 30,	December 31,
(dollars in thousands)	2001	2000

Loans on non-accrual status	$4,128	$3,100
Loans past due 90 days or more	619	984

Total non-performing loans	4,747	4,084

Other real estate owned	537	478
Total non-performing assets	$5,284	$4,562

Percentage of non-performing loans to total loans	0.40%	0.36%

Percentage of non-performing assets to total loans	0.45%	0.40%

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loans have been written off or a specific allowance for loss has been provided).  Republic's policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount may not be collected.  Impaired loans, which are a component of loans on non-accrual status, decreased from $767,000 at December 31, 2000 to approximately $112,000 at September 30, 2001.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand.  Funding and cash flows can also be realized from the available-for-sale portion of the securities portfolio and paydowns from the loan portfolio.  Republic’s banking centers also provide access to retail deposit markets.  Approximately $61 million of deposits, repurchase agreements and short-term borrowings collateralized by investment securities, private insurance bonds and Federal Home Loan Bank letters of credit are attributable to three customer relationships at September 30, 2001.  These funds are short-term in nature and subject to immediate withdrawal by those entities.  Should these funds be withdrawn, Republic has the ability to replenish them through alternative funding sources, including established lines of credit with other financial institutions, the FHLB and brokerage firms.  While Republic utilizes numerous funding sources in order to meet liquidity requirements, FHLB borrowings remain a material component of management’s balance sheet strategy.  (See Note 6 regarding other borrowed funds for additional information on available credit lines).

CAPITAL

Total capital increased from $117 million at December 31, 2000 to $123 million at September 30, 2001. The increase in capital was primarily attributable to net income during the first nine months of 2001, increases in accumulated other comprehensive income and stock options exercised by Republic’s employees.  These increases were largely offset by a “Dutch Auction” tender offer completed in March 2001.  Under this tender offer, Republic purchased 747,319 shares of the Company’s Class A Common Stock at a cost of $10 per share. The overall reduction to capital attributable to the tender offer was $7.6 million.  The offer to purchase commenced February 12, 2001 and expired on March 13, 2001.

Republic’s board of directors approved a Class A share repurchase program of 500,000 shares during 1998 and 1999.  Under the repurchase program, Republic repurchased approximately 451,000 shares through September 30, 2001 with a weighted average cost of $10.05, and a total cost of $4.5 million.  Republic purchased 9,750 of these shares during the first nine months of 2001 at a weighted average cost of $12.55.  Republic is authorized to buyback an additional 49,000 shares of Class A Common Stock under the current program as of September 30, 2001.

During the second quarter of 2001, the board of directors of Republic Bank & Trust Company approved a $5 million dividend to Republic Bancorp, Inc.   The Parent Company then utilized the $5 million dividend as a capital contribution to its newly formed, wholly owned banking subsidiary, Republic Bank & Trust Company of Indiana.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I, Tier I leverage and total risk–based capital. The Bank intends to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC.  Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic’s average capital to average assets ratio was 7.90% at September 30, 2001 compared to 7.58% at December 31, 2000.

Table 6 - Capital Ratios

					Minimum
					Requirement
			Minimum		To Be Well
			Requirement		Capitalized
			For Capital		Under Prompt

Adequacy

Corrective

As of September 30, 2001	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$135,891	13.64%	$79,675	8%	$99,594	10%
Republic Bank & Trust Company	126,430	12.80	79,003	8%	98,754	10%
Republic Bank & Trust Company of Indiana	5,056	66.21	611	8%	764	10%

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$127,342	12.79%	$39,838	4%	$59,757	6%
Republic Bank & Trust Company	117,968	11.95	39,502	4%	59,252	6%
Republic Bank & Trust Company of Indiana	4,969	65.07	305	4%	458	6%

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$127,342	8.36%	$60,947	4%	$76,184	5%
Republic Bank & Trust Company	117,968	7.78	60,634	4%	75,793	5%
Republic Bank & Trust Company of Indiana	4,969	62.32	319	4%	399	5%

Kentucky banking laws limit the amount of dividends that may be paid to Parent Company by Republic Bank & Trust Company without prior approval of the Kentucky Department of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year's net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At September 30, 2001, Republic Bank & Trust Company had approximately $12 million of retained earnings that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval.

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

Republic’s interest sensitivity profile changed from December 31, 2000 to September 30, 2001 as management pursued a strategy of extending liabilities to reduce the sensitivity of the Company’s balance sheet to fluctuations in market interest rates.  Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, Republic’s base net interest income would decrease by an estimated 0.46% at September 30, 2001 compared to an increase of 2.22% at December 31, 2000.  Given a 100 basis point increase in the yield curve Republic’s base net interest income would decrease by an estimated 2.46% at September 30, 2001 compared to a decrease of 3.85% at December 31, 2000.  Management elected to shift a portion of Republic’s funding from short-term repricing liabilities to longer-term FHLB borrowings with fixed interest rates from one to five years.  (See discussion regarding other borrowed funds on page 26 of this document.)  In addition to moderating the Company’s interest rate risk position, this strategy minimized potential additional income from future rate decreases and reduced the negative impact on potential income resulting from future rate increases.

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

Table 7 - Interest Rate Sensitivity

	September 30, 2001

	Decrease in Rates			Increase in Rates
	200	100		100	200
	Basis Points	Basis Points	Base	Basis Points	Basis Points
	(dollars in thousands)

Projected interest income
Loans	$82,162	$85,778	$89,732	$92,791	$95,860
Investments	9,691	10,760	11,460	12,460	13,622
Short-term investments	133	389	648	790	689
Total interest income	91,986	96,927	101,840	106,041	110,171

Projected interest expense
Deposits	17,724	20,739	23,898	27,460	30,923
Repurchase agreements and other borrowings	20,491	21,998	23,504	25,481	27,443
Total interest expense	38,215	42,737	47,402	52,941	58,366

Net interest income	$53,771	$54,190	$54,438	$53,100	$51,805
Change from base	$(667)	$(248)		$(1,338)	$(2,633)
% Change from base	-1.23%	-0.46%		-2.46%	-4.84%

	December 31, 2000

	Decrease in Rates			Increase in Rates
	200	100		100	200
	Basis Points	Basis Points	Base	Basis Points	Basis Points
	(dollars in thousands)

Projected interest income
Loans	$100,645	$105,004	$108,130	$112,093	$115,729
Investments	14,868	16,447	18,160	19,738	21,027
Short-term investments	246	194	162	89	106
Total interest income	115,759	121,645	126,452	131,920	136,862

Projected interest expense
Deposits	35,333	40,182	43,051	47,458	51,500
Repurchase agreements and other borrowings	23,709	26,784	29,911	33,031	36,026
Total interest expense	59,042	66,966	72,962	80,489	87,526

Net interest income	$56,717	$54,679	$53,490	$51,431	$49,336
Change from base	$3,227	$1,189		$(2,059)	$(4,154)
% Change from base	6.03%	2.22%		-3.85%	-7.77%

NEW ACCOUNTING PRONOUNCEMENTS

See discussion in Note 1 to financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information for this item is incorporated by reference to the Asset /Liability Management and Market Risks section on page 29 and 30 of Part 1, Item 2.,  Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

PART II – OTHER INFORMATION

Item 1.        Legal proceedings

Reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2000, in which information was reported regarding the litigation brought by Beneficial Franchise Company, Inc. against the Bank and others.  The Court has been informed that all parties to this litigation have reached confidential settlements with the Plaintiff.  It is expected that pursuant to the settlements, all parties will either have submitted or will soon submit stipulations to dismiss all claims with prejudice.  All hearing dates and pending motions before the Court have been stricken as moot pursuant to the settlements.  The settlement entered into by the Company will have no restrictions or limitations on the Company's ability to continue to pursue or expand its rapid tax refund business now or in the future.

Item 2.        Changes in securities

During the third quarter of 2001, Republic issued approximately 49,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock.  The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

Item 6.        Exhibits and Reports on Form 8-K

        The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 34.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Republic Bancorp, Inc.
(Registrant)

Principal Executive Officer:

Date:	November13, 2001	/s/ Steven E. Trager
Steven E. Trager
Chief Executive Officer

Principal Financial Officer:

Date:	November13, 2001	/s/ Kevin Sipes
Kevin Sipes
Chief Financial Officer &
Chief Accounting Officer

EXHIBIT INDEX

Incorporated
Exhibit	Description	By Reference To

10.24	Assignment of lease of 610 Eastern Blvd.	Filed as exhibit 10.24 of
	to Republic Bank & Trust Co. of Indiana	this Form 10-Q for the period ended
September 30, 2001

10.25	Extension of lease of 601 W. Market St.	Filed as exhibit 10.25 of
this Form 10-Q for the period ended
September 30, 2001

11	Statement Regarding Computation of Per Share Earnings	Filed as Exhibit 11 of this Form 10-Q for the period ended September 30, 2001

15	Awareness Letter	Filed as Exhibit 15 of this
Form 10-Q for the period ended
September 30, 2001