Form 10-K405
period 2001-12-31
REPUBLIC BANCORP INC /KY/
filed 2002-03-15
CIK 921557

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 0-24649

REPUBLIC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Kentucky (State or other jurisdiction of incorporation or organization)	61-0862051 (I.R.S. Employer Identification No.)
601 W. Market Street, Louisville, Kentucky (Address of Principal Executive Offices)	40202 (Zip Code)

Registrant's telephone number, including area code: (502) 584-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 1, 2002 was approximately $80,686,000 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

        The number of shares outstanding of the registrant's Class A Common Stock and Class B Common Stock as of March 1, 2002 was 14,288,787 and 2,068,343, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference into Parts I and II.

        Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2002 are incorporated by reference into Part III.

Cautionary Statement

        This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of Republic Bancorp, Inc. that are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of our allowance for loan losses. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission.

        Please Note:

        As used in this report, the terms "Republic", the "Company", "we", "our" and "us" refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the "Bank" refers to our subsidiary banks, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana.

PART I

Item 1. Business.

        Republic Bancorp, Inc. is a bank and financial holding company, under the Bank Holding Company Act of 1956, as amended (the "BHCA"), headquartered in Louisville, Kentucky. Republic's principal subsidiaries are Republic Bank & Trust Company, a Kentucky banking corporation, and Republic Bank & Trust Company of Indiana, an Indiana banking corporation. Incorporated in Kentucky on January 2, 1974, Republic became a bank holding company when Republic Bank & Trust Company became authorized to conduct a commercial banking business in Kentucky in 1981.

        The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the operations of the Bank. At December 31, 2001, Republic had total assets of $1.6 billion, total deposits of $866 million and total stockholders' equity of $125 million. Based on total assets as of December 31, 2001, Republic ranked as the 4th largest independent bank holding company headquartered in Kentucky. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company's Website address is www.republicbank.com.

General Business Overview

        As of March 15, 2002, Republic had a total of 21 banking centers in Kentucky communities and two in southern Indiana. Republic's two primary market areas are located in North Central and Central Kentucky. The North Central Kentucky market includes the Louisville metropolitan area, the largest city in Kentucky, where Republic is headquartered and has 11 banking centers. Republic's Central Kentucky market includes ten banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (2); Lexington, the second largest city in Kentucky (4); Owensboro (1); and Shelbyville (1). Republic Bank & Trust Company of Indiana has offices located in New Albany and Clarksville, Indiana. Republic has also announced plans to open two additional banking centers in its Louisville market during 2002.

        Republic has developed a super community banking network, with most of its banking centers located either in separate communities or portions of urban areas that represent distinct communities. Each of Republic's banking centers is managed by one or more officers with the authority to make loan decisions within Company policies and guidelines.

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

        The Company has historically extended credit and provided general banking services through its banking center network to individuals, professionals and businesses. Over the past several years the Company began to seek new lines of business to diversify its asset mix and further enhance its profitability. While each new line of business reflects the Company's efforts to enrich its asset mix, each of these lines of business is an outgrowth of the basic community banking concepts in which the Company has traditionally engaged. The Company principally markets its products and services through the following delivery channels:

        Mortgage Lending.    The Company utilizes its banking centers and commissioned originators to offer a complete line of single family residential mortgage products. The Company generally retains mortgage loans with variable rates or adjustable rates or with up to 10 year fixed rate terms, and sells its longer term fixed rate loans into the secondary market. Once closed, the secondary market loans are sold without recourse to institutional investors. Generally, fixed rate loans in process or held for sale are covered by forward commitments to these investors, thus limiting Republic's interest rate risk.

        Historically, Republic has not retained the servicing on the majority of its loans sold in the secondary market, a practice dating back to 1995. During 2001, however, management began retaining the servicing on a larger portion of its sold loans due to favorable pricing conditions. When administering loans with the servicing retained by the Company, the responsibility of collecting principal and interest payments, escrowing for taxes and insurance and remitting payments to the secondary market investors remains with Republic. A fee is received by Republic for performing these standard servicing functions.

        Commercial Lending and Leasing.    In 1997, the Company established a separate commercial lending unit as an outgrowth of the Company's historical business of originating loans for small and medium-sized businesses from its various locations. Commercial loans are primarily real estate secured and are generated at banking centers primarily in the Company's market areas. The Company makes commercial loans to a variety of industries. The Company intends to expand this business through focused calling programs, seeking to broaden relationships by providing commercial clients with loan, deposit and cash management services.

        Preferred Client Services.    Republic has established long-standing relationships with the medical communities in its primary markets. Special loan and deposit products have been tailored to meet the needs of physicians and their practices. Republic has the capacity to expand these specialized services to other professional business groups.

        Consumer Lending.    Consumer loans made by the Company include automobile loans, home improvement and home equity loans, operating lines of credit, and personal loans (both secured and unsecured). Consumer lending loan products, while available, are not aggressively promoted in Republic's markets.

        Specialized Lending.    Republic has pursued specialized lending opportunities to complement its traditional lending programs. One specialized product line includes tax refund loans and checks processed by Refunds Now, a program specializing in tax refund anticipation services.

        Internet Banking.    Republic continues to expand its market penetration and service delivery by offering clients Internet banking services through republicbank.com. Twenty-seven percent of the Bank's existing checking account clients now utilize Republic's Internet banking services. Republicbank.com is also available to clients outside of Kentucky and has over $47 million in deposits from all 50 states and the District of Columbia as of December 31, 2001.

        Other Banking Services.    The Bank also provides investment management and trust services and engages in life, long-term care and title insurance sales, item processing, and other related financial institution lines of business. At December 31, 2001, Republic had over $1 billion in trust assets under administration.

        Deposits are a key component to the Company's banking business, serving as a source of funding for lending as well as increasing client account relationships. Borrowings, principally from the Federal Home Loan Bank ("FHLB"), and repurchase agreements, provide additional liquidity. Also, the Company's investment securities, together with cash and cash equivalents, provide an important source of liquidity. The Company uses a majority of its investments as collateral for borrowings and to secure public fund deposits.

        Republic's operating revenues are derived primarily from interest earned from its loan and investment securities portfolios and fee income from loan, deposit and other banking products. For information about Republic's allowance for loan losses and the allocation of the allowance by loan type, see the discussion under the sub-heading "Asset Quality" of Republic's 2001 Annual Report to Shareholders, which is incorporated herein by reference.

        Information about Republic's business segments and nonbanking lines of business is contained in Note 20 of the Consolidated Financial Statements included in Republic's 2001 Annual Report to Shareholders, which is incorporated herein by reference.

Employees

        As of December 31, 2001, the Bank had 562 employees of which 501 were full-time and 61 part-time. None of the Company's employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage.

Competition

        The Company actively competes with several local and regional commercial banks, thrifts, credit unions and mortgage companies for deposits, loans and other banking related financial services. There is intense competition in the Bank's markets from other financial institutions as well as other "non-bank" companies that engage in similar activities. Some of the Company's competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. In addition, the Company must compete with much larger financial institutions that have greater financial resources than the Company and, while predominantly headquartered in other states, aggressively compete for market share in Kentucky and southern Indiana. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, are creating more pressure on smaller financial institutions to consolidate. The Company also competes with insurance companies, consumer finance companies, investment banking firms, brokerage houses, mutual fund managers and investment advisors. Retail establishments compete for loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise. It is anticipated that competition from both bank and "non-bank" entities will continue to remain strong in the near future.

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

        The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations, to issue cease and desist or removal orders, to seek injunctions, and publicly disclose such actions; and extensive authority to police unsafe or unsound practices. In addition, Republic's non-banking subsidiaries are also subject to regulation by other agencies. The Company's non-bank subsidiary engaged in insurance activities is subject to regulation by the Kentucky Insurance Department.

        The following description summarizes some of the laws to which the Company and the Bank are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Company

        The Company is a bank holding company that has elected the status of a financial holding company under the BHCA, and it is subject to supervision, regulation and examination by the Federal Reserve Board. The BHCA and other federal laws subject bank and financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

        Bank Acquisitions by Bank and Financial Holding Companies.    Republic is required to obtain the prior approval of the Federal Reserve Board under the BHCA before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. Consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977, as amended ("CRA"). Under the Community Reinvestment Act, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods. By virtue of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the geographic location of the bank is no longer a factor. Under that Act, a well-capitalized and well-managed bank holding company may acquire a bank located in any state, subject to certain deposit percentage limitations and age requirements.

        Impact of Recent Legislation.    The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act, effective March 11, 2000. The Gramm-Leach-Bliley Act removed Federal and state law barriers that prevented banking organizations, such as the Company, from affiliating with insurance organizations and securities firms. Republic has elected and was subsequently approved for treatment as a financial holding company and, as such, it may engage in financial activities (activities that are financial in nature, such as insurance and securities underwriting and dealing activities) and activities the Federal Reserve determines to be complementary to financial activities which do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

        The Federal Reserve Board and Treasury Secretary determine what activities qualify as financial in nature and have adopted regulations identifying certain activites as financial in nature or incidental to financial activities, as well as the procedures that allow a financial holding company to request the Federal Reserve Board's approval to conduct an activity that is complementary to a financial activity. A financial holding company is not required to obtain prior Federal Reserve Board approval in order to engage in the financial activities identified in the Gramm-Leach-Bliley Act or the Federal Reserve regulations, other than in connection with an acquisition of a thrift. However, a financial holding company cannot commence, or acquire, any new financial activities if one of its depository institution subsidiaries receives a less than satisfactory CRA rating. In addition, if any of its depository institution subsidiaries ceases being well capitalized or well managed, and compliance is not achieved within

180 days, a financial holding company may be forced, in effect, to cease conducting business as a financial holding company by divesting either its nonbanking financial activities or its banks.

        Subject to certain exceptions, national banks are also able to engage in financial activities through separate subsidiaries. As a general rule, financial subsidiaries of national banks are not permitted to engage as principal in underwriting insurance or issuing annuities, real estate development or investment, merchant banking (for at least 5 years) or insurance company portfolio activities in which financial holding companies may engage. Insured state banks, such as the Bank, are permitted to control or hold an interest in a financial subsidiary that engages in the same type of activities permissible for national banks, subject to any restrictions imposed on a bank under the laws of the state under which the bank is organized. Large banks (the top 50 to 100 in the U.S.) may be required to meet certain eligible investment grade debt rating requirements in order to utilize financial subsidiaries to engage in financial activities. Conducting financial activities through a bank subsidiary can impact capital adequacy, and restrictions will apply to affiliate transactions between the bank and its financial subsidiary.

        Under the financial modernization legislation, the banking, securities and insurance activities of financial organizations are functionally regulated by the banking regulators, the Securities and Exchange Commission and state securities regulators and organizations, and the state insurance regulators, respectively. Consistent with this functional approach, after May 12, 2002, banks will no longer be excluded from the definition of a broker or a dealer under the Federal securities laws. Limited exemptions will be retained for specific types of bank activities, including an exemption to permit banks to continue to offer on-site third party brokerage services under certain conditions. Banks advising registered investment companies will be required to register as investment advisors, and only common trust funds that are employed by banks solely as an aid to the administration of trusts, estates, or other fiduciary accounts will be able to avoid the registration requirements imposed on investment companies.

        The Gramm-Leach-Bliley Act includes consumer privacy protections and CRA "sunshine" rules, "modernizes" various other banking related statutes, permits mutual bank holding companies, and requires a number of studies and reports to Congress.

        Safe and Sound Banking Practices.    Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board may prohibit a bank holding company from engaging in an activity if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. The FDIC, the Kentucky Department of Financial Institutions and the Indiana Department of Financial Institutions have similar authority with respect to Republic's bank subsidiaries.

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

The Bank

        Republic Bank & Trust Company is a Kentucky chartered commercial banking corporation, the deposits of which are insured by the FDIC. Republic Bank & Trust Company of Indiana is an Indiana chartered commercial banking corporation, the deposits of which are insured by the FDIC (both institutions collectively "Bank" or "Banks"). The Banks are not members of the Federal Reserve System; Republic Bank & Trust Company is subject to supervision and regulation by the FDIC and the Kentucky Department of Financial Institutions, and Republic Bank & Trust Company of Indiana is subject to supervision and regulation by the FDIC and the Indiana Department of Financial

Institutions. Such supervision and regulation subjects the Banks to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the Kentucky Department of Financial Institutions and the Indiana Department of Financial Institutions. Because the Federal Reserve Board regulates the bank holding company parent of the Banks, the Federal Reserve Board also has supervisory authority that directly affects the Banks.

        The Kentucky banking statutes prescribe the permissible activities in which a Kentucky bank may engage and where those activities may be conducted. Kentucky's statutes contain a "super-parity" provision that permits a well-rated Kentucky banking corporation (such as the Bank) to engage in any banking activity in which a national or state bank operating in any other state or a federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided it first obtains a legal opinion specifying the statutory or regulatory provisions that permit the activity.

        Branching.    Kentucky law currently expressly permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. Kentucky banking statutes also permit a Kentucky bank, with prior regulatory approval, to establish a branch office outside of Kentucky. Well-capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch without the approval of the Commissioner of the Department of Financial Institutions upon notice to the Department and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Commissioner, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. An out-of-state bank is permitted to establish branch offices in Kentucky by merging with a Kentucky bank. De novo branching into Kentucky by an out-of-state bank is not permitted by the Kentucky banking statutes.

        Under Indiana law, an Indiana chartered bank may branch statewide subject to the prior approval of the bank's primary regulator and the Indiana Department of Financial Institutions.

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

        Restrictions on Distribution of Subsidiary Bank Dividends and Assets.    Dividends paid by the Bank have provided substantially all of the Company's operating funds, and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company's principal source of operating funds. Capital adequacy requirements and state law serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized." The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. Under Kentucky banking law, the dividends the Bank can pay during any calendar year are generally limited to its profits for that year, plus its retained net profits for the two preceding years, less any required transfers to surplus or to fund the retirement of preferred stock or debt, absent approval of the Commissioner of the Kentucky Department of Financial Institutions. Indiana banking laws prohibit the payment of dividends to the Parent Company by Republic Bank & Trust Company of Indiana for a period of three years after it commenced operations without prior approval of the Indiana Department of Financial Institutions.

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

        Deposit Insurance Assessments.    Currently, the FDIC maintains two funds for the insurance of deposits of financial institutions—the Bank Insurance Fund (BIF) for deposits originated by banks and the Savings Association Insurance Fund (SAIF) for deposits originated by savings associations, including savings association deposits acquired by banks. The Bank must pay assessments to the FDIC for federal deposit insurance protection based on a risk based assessment system. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF and SAIF assessments is between 0% and .27% of deposits.

        The Deposit Insurance Funds Act of 1996 requires both BIF and SAIF insured institutions to share the cost of the Financing Corporation bonds, which were issued to initially fund the SAIF, through additional assessments on insured deposits.

        Cross-Guarantee Provisions.    The Federal Deposit Insurance Act contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

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

Capital Adequacy Requirements

        Capital Guidelines.    The Federal Reserve Board and FDIC have substantially similar risk-based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off-balance sheet instruments. Under the risk-based guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier 1 capital elements (generally, common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets). Total capital is the sum of Tier 1 and Tier 2 capital. Tier 2 capital generally may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity securities. As of December 31, 2001, the Company's ratio of Tier 1 capital to total risk-weighted assets was 12.44% and its ratio of total capital to total risk-weighted assets was 13.26%. As of December 31, 2001, Republic Bank & Trust Company's ratio of Tier 1 capital to total risk-weighted assets was 11.67% and its ratio of total capital to total risk-weighted assets was 12.49%. Republic Bank & Trust Company of Indiana's Tier 1 capital to total risk weighted assets was 41.81% and its ratio of total capital to total risk weighted assets was 43.01% at December 31, 2001.

        In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2001, the Company's leverage ratio was 8.36%. The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 2001, Republic Bank & Trust Company's ratio of Tier 1 capital to average total assets (leverage ratio) was 7.79%. Republic Bank & Trust Company of Indiana's ratios of Tier 1 capital to average total assets (leverage ratio) was 37.43% as of December 31, 2001. See Note 13 of the Consolidated Financial Statements included in Republic's 2001 Annual Report to Shareholders.

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

Legislative Initiatives

        The United States Congress continues to consider a number of proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts into a unified charter, and to further expand or change the regulation of the powers of depository institutions, bank holding companies, and competitors of depository institutions. In addition, additional regulations are required to be promulgated to implement fully the significant legislative changes made by the Gramm-Leach-Bliley Act discussed above. From time to time the Kentucky and Indiana legislatures also consider legislative proposals that could significantly change state banking laws applicable to the Bank, including proposals to expand the powers of state banks. It cannot be predicted whether, or in what form, any of these proposals or regulatory initiatives will be adopted, the impact they will have on the financial institutions industry or the extent to which the business or financial condition of the Company and its subsidiaries may be affected.

Statistical Disclosures

        The statistical information required by Item 1 may be found in the Company's 2001 Annual Report to Shareholders (Exhibit 13 hereto) which, to the extent indicated, is hereby incorporated herein by reference, as follows:

Guide 3 Disclosures	Page in the Company's 2001 Annual Report to Shareholders

I. Distribution of Assets, Liabilities and Shareholders' Equity:
Interest Rates and Interest Differential
A. Average Balance Sheet	20
B. Net Interest Earnings Analysis	19-20
C. Rate/Volume Analysis	21
II. Investment Portfolio
A. Book Value of Investment Securities	28
B. Maturities of Investment Securities	28-29
C. Investment Securities Concentrations	28
III. Loan Portfolio
A. Types of Loans	24
B. Maturities and Sensitivity of Loans to Changes in Interest Rates	25
C. Risk Elements
1. Nonaccrual, Past Due 90 Days or More, and Restructured Loans	27
2. Potential Problem Loans	44
3. Foreign Outstandings	N/A
4. Loan Concentrations	24
D. Other Interest-Bearing Assets	N/A
IV. Summary of Loan Loss Experience
A. Analysis of Allowance for Loan Losses	26
B. Allocation of the Allowance for Loan Losses	27
V. Deposits
A. Average Balances	20
B. Maturities of Large Denomination Certificates of Deposit	45
C. Foreign Deposit Liability Disclosure	N/A
VI. Return on Equity and Assets
A. Return on Average Assets	17
B. Return on Average Equity	17
C. Dividend Payout Ratio	17
D. Equity to Assets Ratio	17
VII. Short-Term Borrowings	45

Item 2. Properties

        The Company's executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. Republic has two banking centers in southern Indiana and 21 banking centers located in Kentucky. The location of the 23 banking centers and the two banking centers proposed to be opened during 2002, their respective approximate square footage and their form of occupancy is described in the following table:

	Square Footage	Owned (O)/ Leased (L)
Kentucky Banking Centers
Louisville Metropolitan Area
2801 Bardstown Road, Louisville (1)	5,000	L
601 West Market Street, Louisville (1)	43,000	L
661 South Hurstbourne Parkway, Louisville (1)	27,000	L
4921 Brownsboro Road, Louisville	2,000	L
4655 Outer Loop, Louisville	3,000	L
5320 Dixie Highway, Louisville	5,000	O/L(2)
3950 Kresge Way, Louisville	400	L
9600 Brownsboro Road, Louisville (1)	13,000	L
3726 Lexington Road, Louisville	4,000	L
7101 Bardstown Road, Louisville	5,000	O/L(2)
9101 U.S. Highway 42, Prospect	4,000	O/L(2)
2000 W. Broadway, Louisville	2,000	L(3)
11330 Main Street, Douglass Hills	3,500	O/L(2)(3)
Lexington
651 Perimeter Drive, Lexington	4,000	L
2401 Harrodsburg Road, Lexington	4,000	O
641 East Euclid Avenue, Lexington	3,500	O
3098 Helmsdale Place, Lexington	4,000	O/L(2)
Frankfort
100 Highway 676, Frankfort	4,000	O/L(2)
1001 Versailles Road, Frankfort	4,000	O
Bowling Green, 1700 Scottsville Road	4,000	O
Owensboro, 3500 Frederica Street	5,000	O
Elizabethtown, 1690 Ring Road	21,000	O
Shelbyville, 1614 Midland Trail	5,000	O/L(2)
Refunds Now Office
125-127-129 South Sixth Street, Louisville	4,700	L
Indiana Banking Centers
610 Eastern Boulevard, Clarksville (1)	3,200	L
3001 Charlestown Crossing Way, New Albany	2,000	L

(1)
Locations are leased from Republic's Chairman, Mr. Bernard M. Trager, and partnerships in which Republic's Chairman (Bernard M. Trager) and Chief Executive Officer (Steven E. Trager) are partners. See Item 13 of this Report.

(2)
The banking centers at these locations are owned by Republic; however, they are located on land that is leased through long-term agreements with third parties.

(3)
Leased properties scheduled to open in the second half of 2002.

Item 3. Legal Proceedings

        On April 21, 2000, Beneficial Franchise Company Inc. (Beneficial) filed a lawsuit in the United States District Court for the Northern District of Illinois at Chicago against Bank One, N.A., First Security Bank, River City Bank, Santa Barbara Bank & Trust and the Company. The lawsuit alleged that the defendants' tax refund anticipation services infringed on three patents owned by Beneficial and induced others to infringe the patents. Beneficial sought unspecified damages against all defendants. The Company has reached a final confidential written settlement with Beneficial. It is expected that pursuant to the settlement, the Company will have submitted or will soon submit a stipulation to the Court to dismiss all claims with prejudice. All hearing dates and pending motions before the Court have been stricken as moot pursuant to the settlement and a formal order dismissing the action is anticipated to be entered in the very near future. The settlement entered into by the Company has no restrictions or limitations on the Company's ability to continue to pursue or expand or otherwise continue its tax refund business now or in the future. While the settlement agreement provided for a nominal payment to Beneficial, the agreement did not constitute an admission by Republic of any violation of any law or of any of the legal rights of Beneficial.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

        The information captioned "MARKET AND DIVIDEND INFORMATION" included in the Company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

        Republic has made available to its employees participating in its 401(k) plan the opportunity to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares were purchased by the independent bank trustee, administering the plan, from time to time in the open market in broker's transactions. As of December 31, 2001, approximately 157,000 shares of Class A Common Stock were held by the trustee on behalf of the plan.

Item 6. Selected Financial Data

        The information captioned "SELECTED CONSOLIDATED FINANCIAL DATA" included in the Company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

        The information included under the caption "ASSET/LIABILITY MANAGEMENT and MARKET RISK" included in the Company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        The information required by this item, Report of Independent Auditors and Consolidated Financial Statements and related notes, appears in the Company's Annual Report to Shareholders for the year ended December 31, 2001 and is incorporated herein by reference. The Selected Quarterly Financial Data appears in Note 21 of the Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year ended December 31, 2001 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this Item appears under the heading "PROPOSAL 1 ELECTION OF DIRECTORS" of the Proxy Statement, dated March 15, 2002, of Republic Bancorp, Inc. for the 2002 Annual Meeting of Shareholders to be held April 17, 2002 ("Proxy Statement"), and under the heading "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" of the Proxy Statement, all of which is incorporated herein by reference.

Item 11. Executive Compensation.

        Information under the sub-heading "Director Compensation" of the Proxy Statement and under the heading "CERTAIN INFORMATION AS TO MANAGEMENT" of the Proxy Statement is incorporated herein by reference. In addition, the information under the heading "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" of the Proxy Statement is incorporated herein by reference, provided that information in the Proxy Statement under the heading "COMPENSATION COMMITTEE REPORT" is not incorporated in this Report and shall not be deemed to be a part of this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        Information required by this Item appears under the heading "SHARE OWNERSHIP" of the Proxy Statement, all of which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        Information required by this item is under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "CERTAIN OTHER RELATIONSHIPS AND RELATED TRANSACTIONS" of the Proxy Statement, all of which is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements.

        The following consolidated financial statements of the registrant and report of independent public accountants are included in the Annual Report to Shareholders for the fiscal year ended December 31, 2001, on the pages indicated and are incorporated herein by reference.

Description	Page
Report of Independent Auditors
Consolidated balance sheets—December 31, 2001 and 2000	33
Consolidated statements of income and comprehensive income— years ended December 31 2001, 2000, and 1999	35
Consolidated statements of changes in stockholders' equity— years ended December 31, 2001, 2000 and 1999	36-37
Consolidated statements of cash flows— years ended December 31, 2001, 2000 and 1999	38
Notes to consolidated financial statements	39-58

(a)(2) Financial Statements Schedules:

        Schedules are omitted because the information is not applicable.

(a)(3) Exhibits:

        The Exhibit Index of this report is incorporated herein by reference. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by asterisk in the Exhibit Index.

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2002	REPUBLIC BANCORP, INC.
	By:	/s/ STEVEN E. TRAGER Steven E. Trager President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ BERNARD M. TRAGER Bernard M. Trager	Chairman of the Board & Director	March 14, 2002
/s/ STEVEN E. TRAGER Steven E. Trager	President, Chief Executive Officer & Director	March 14, 2002
/s/ SCOTT TRAGER Scott Trager	Vice Chairman & Director	March 14, 2002
/s/ BILL PETTER Bill Petter	Vice Chairman, Chief Operating Officer & Director	March 14, 2002
/s/ KEVIN SIPES Kevin Sipes	Chief Financial Officer and Chief Accounting Officer	March 14, 2002
/s/ R. WAYNE STRATTON R. Wayne Stratton	Director	March 14, 2002
/s/ LARRY M. HAYES Larry M. Hayes	Director	March 14, 2002
/s/ SAMUEL G. SWOPE Samuel G. Swope	Director	March 14, 2002
/s/ SANDRA METTS SNOWDEN Sandra Metts Snowden	Director	March 14, 2002
/s/ CHARLES E. ANDERSON Charles E. Anderson	Director	March 14, 2002

INDEX TO EXHIBITS

No.		Description
3(i	)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))
3(ii	)	Bylaws of Registrant, as amended (Incorporated by reference to Exhibit 3(ii) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))
4.1		Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)
4.2		Agreement Pursuant to Item 601 (b)(iii) of Regulation S-K (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K of Registrant for the year ended December 31, 1997 (Commission File Number: 33-77324))
10.1*		Officer Compensation Continuation Agreement with Steven E. Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.2*		Stock Option Plan Agreement with Steven E. Trager, dated January 12, 1996 (Incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.3*		Officer Compensation Continuation Agreement with A. Scott Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.4*		Stock Option Plan Agreement with A. Scott Trager dated January 12, 1996 (Incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.5*		Officer Compensation Continuation Agreement with E. William Petter, Jr., dated January 12, 1995 (Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.6*		Stock Option Plan Agreement with E. William Petter, Jr., dated January 12, 1996 (Incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))
10.7*		Death Benefit Agreement with Bernard M. Trager dated September 10, 1996 (Incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File Number: 33-77324))
10.8		Lease between Republic Bank & Trust Company and TEECO Properties dated October 1, 1996, relating to 601 West Market Street, Louisville (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))
10.9		Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 33-77324))
10.10		Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 3, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 33-77324))
10.11		Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 17, 1997, relating to 9600 Brownsboro Road, Louisville (Incorporated by reference to Exhibit 10.13 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 33-77324))
10.12*		Summary of Directors Stock Options (Incorporated by reference to Exhibit 10.16 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File Number: 000-24649))

10.13	Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.17 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 33-77324))
10.14	Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2000, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 33-77324))
10.15	Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 1999, as amended, relating to 610 Eastern Boulevard, Clarksville, Indiana (Incorporated by reference to Exhibit 10.19 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 33-77324))
10.16	Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the year ended December 31 31, 1999 (Commission File Number: 33-77324))
10.17	Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number: 33-77324))
10.18	Officer Compensation Continuation Agreement with Kevin Sipes, dated June 15, 2001 (Incorporated by reference to Exhibit 10.23 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001(Commission File Number: 33-77324))
10.19	Assignment of Lease of 610 Eastern Blvd. to Republic Bank & Trust Compnay of Indiana, dated April 30, 2001 (Incorporated by reference to Exhibit 10.24 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001(Commission File Number: 23-77324))
10.20	Extension of Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 25, 2001, as amended, relating to 601 West Market Street (Incorporated by reference to Exhibit 10.25 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001(Commission File Number: 33-77324))
11	Statement regarding Computation of Per Share Earnings
13	Excerpts from the 2001 Annual Report to Shareholders incorporated by reference
21	Subsidiaries of the Registrant
23	Consent of Crowe, Chizek & Company LLP
*
Denotes management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
INDEX TO EXHIBITS