Form 10-Q
period 2002-03-31
REPUBLIC BANCORP INC /KY/
filed 2002-05-14
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-24649

REPUBLIC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Kentucky	61-0862051
(State of other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

601 West Market Street, Louisville, Kentucky	40202
(Address of principal executive offices)	(Zip Code)

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

☒ Yes ☐ No

The number of shares outstanding of the issuer’s class of common stock as of the latest practicable date: 14,707,613 shares of Class A Common Stock and 2,049,267 shares of Class B Common Stock as of May 7, 2002.

The Exhibit index is on page 32.  This filing contains 35 pages (including this facing sheet).

REPUBLIC BANCORP, INC.

FORM 10-Q

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders

Republic Bancorp, Inc.

Louisville, Kentucky

We have reviewed the consolidated balance sheet of Republic Bancorp, Inc. as of March 31, 2002, the related consolidated statements of income and comprehensive income and the consolidated statements of cash flows for the quarters ended March 31, 2002 and 2001, and the consolidated statement of changes in stockholders’ equity for the quarter ended March 31, 2002.  These financial statements are the responsibility of the Company’s management.

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

Crowe, Chizek and Company LLP

Louisville, Kentucky
May 7, 2002

PART I

ITEM 1

REPUBLIC BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

	March 31, 2002	December 31, 2001
ASSETS:
Cash and due from banks	$33,924	$35,569
Federal funds sold and securities purchased under agreements to resell	94,850
Securities available for sale	228,337	211,599
Securities to be held to maturity	47,076	82,346
Mortgage loans held for sale	19,969	35,492
Loans, less allowance for loan losses of $9,152 (2002) and $8,607 (2001)	1,142,350	1,176,094
Federal Home Loan Bank stock	17,616	17,375
Premises and equipment, net	19,938	19,590
Other assets and accrued interest receivable	13,627	12,766

TOTAL	$1,617,687	$1,590,831

LIABILITIES:
Deposits:
Non-interest bearing	$157,064	$129,552
Interest bearing	779,902	736,806
Securities sold under agreements to repurchase and other short-term borrowings	242,297	282,023
Other borrowed funds	282,089	296,950
Guaranteed preferred beneficial interests in Republic’s subordinated debentures	5,852	5,852
Other liabilities and accrued interest payable	19,580	14,533

Total liabilities	1,486,784	1,465,716

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value
Class A and Class B Common stock, no par value	3,975	3,953
Additional paid-in capital	33,552	33,017
Retained earnings	96,783	90,873
Unearned shares in Employee Stock Ownership Plan	(2,922)	(3,005)
Accumulated other comprehensive income (loss)	(485)	277

Total stockholders’ equity	130,903	125,115

TOTAL	$1,617,687	$1,590,831

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
INTEREST INCOME:
Loans, including fees	$25,827	$28,693
Securities
Taxable	2,995	3,703
Non-taxable	2	3
Other	505	539
Total interest income	29,329	32,938

INTEREST EXPENSE:
Deposits	5,695	9,639
Securities sold under agreements to repurchase and short-term borrowings	978	3,162
Other borrowed funds	4,046	3,862
Total interest expense	10,719	16,663

NET INTEREST INCOME	18,610	16,275

PROVISION FOR LOAN LOSSES	2,697	1,788

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,913	14,487

NON-INTEREST INCOME:
Service charges on deposit accounts	1,817	1,352
Electronic refund check fees	2,793	1,839
Title insurance commissions	485	240
Net gain on sale of mortgage loans	1,946	564
Net gain on sale of securities		584
Other	567	456
Total non-interest income	7,608	5,035

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,505	6,639
Occupancy and equipment	2,288	2,295
Communication and transportation	636	576
Marketing and development	574	584
Bankshares Tax	417	378
Supplies	265	331
Other	1,625	1,559
Total non-interest expense	13,310	12,362

INCOME BEFORE INCOME TAXES	10,211	7,160

INCOME TAXES	3,552	2,335

NET INCOME	$6,659	$4,825

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain (loss) on securities	$(762)	$1,523
Reclassification of realized amount		(384)
Net unrealized gain/(loss) recognized in comprehensive income	(762)	1,139

COMPREHENSIVE INCOME	$5,897	$5,964

EARNINGS PER SHARE
Class A	$0.41	$0.29
Class B	$0.41	$0.29

EARNINGS PER SHARE ASSUMING DILUTION
Class A	$0.40	$0.28
Class B	$0.39	$0.28

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per share data)

						Unearned Shares in Empl. Stock Ownership Plan	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock			Additional Paid-In Capital
	Class A Shares	Class B Shares	Amount		Retained Earnings
BALANCE, January 1, 2002	14,027	2,079	$3,953	$33,017	$90,873	$(3,005)	$277	$125,115

Conversion of Class B to Class A	15	(15)

Stock Options exercised, net of stock redeemed	89		22	539	(47)			514

Dividend declared Common:
Class A ($0.044 per share)					(619)			(619)
Class B ($0.040 per share)					(83)			(83)

Commitment of 6,447 shares to be released under the Employee Stock Ownership Plan	6			(4)		83		79

Net change in accumulated other comprehensive income (loss)							(762)	(762)

Net Income					6,659			6,659

BALANCE, March 31, 2002	14,137	2,064	$3,975	$33,552	$96,783	$(2,922)	$(485)	$130,903

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (in thousands)

	2002	2001
OPERATING ACTIVITIES:
Net income	$6,659	$4,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	940	913
FHLB stock dividends	(241)	(305)
Provision for loan losses	2,697	1,788
Net gain on sale of securities		(584)
Net gain on sale of mortgage loans	(1,946)	(564)
Proceeds from sale of mortgage loans held for sale	201,230	80,580
Origination of mortgage loans held for sale	(183,761)	(91,865)
Employee Stock Ownership Plan expense	79	47
Changes in assets and liabilities:
Accrued interest receivable and other assets	(293)	630
Accrued interest payable and other liabilities	5,045	3,582
Net cash provided by (used in) operating activities	30,409	(953)

INVESTING ACTIVITIES:
Purchases of securities available for sale	(99,073)	(79,950)
Purchases of securities to be held to maturity	(14,860)
Proceeds from maturities of securities to be held to maturity	50,147	11
Proceeds from maturities and paydowns of securities available for sale	81,145	59,678
Proceeds from sales of securities available for sale		64,466
Net (increase) decrease in loans	30,872	(18,545)
Purchases of premises and equipment, net	(1,270)	(566)
Net cash provided by investing activities	46,961	25,094

FINANCING ACTIVITIES:
Net change in deposits	70,608	13,733
Net change in securities sold under agreements to repurchase and other short-term borrowings	(39,726)	(41,350)
Payments on other borrowed funds	(15,018)	(69,295)
Proceeds from other borrowed funds	157	81,664
Proceeds from common stock options exercised, net of redemptions	514
Repurchase of Class A Common Stock		(7,624)
Cash dividends paid	(700)	(734)
Net cash provided by (used in) financing activities	15,835	(23,606)

NET INCREASE IN CASH AND CASH EQUIVALENTS	93,205	535

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,569	40,215

CASH AND CASH EQUIVALENTS, END OF PERIOD	$128,774	$40,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$10,561	$17,114

Income taxes	$148	$

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$175	$131

Transfers of securities to be held to maturity to securities available for sale	$	$102,153

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (Parent Company) and its wholly-owned subsidiaries: Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana  (collectively “Bank”), Republic Capital Trust and Republic Mortgage Company (all wholly owned subsidiaries and Parent Company to be collectively referred to as “Republic”).  The consolidated financial statements also include two wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC (d/b/a Refunds Now) and Republic Insurance Agency, LLC.  All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic’s annual report on Form 10-K for the year ended December 31, 2001.

New Accounting Pronouncements — A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001.  Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill.  Identifiable intangible assets must be separated from goodwill.  Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002.  Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value.  Adoption of this standard on January 1, 2002 did not have a material effect on the Republic’s financial statements.

Reclassifications — Certain amounts have been reclassified in the prior period financial statements to conform to the current period classifications.

2.  SECURITIES

Securities Available For Sale:

	March 31, 2002
	(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury Securities and U.S. Government Agencies	$24,602	$228	(13)	$24,817
Mortgage-backed securities	204,470	740	$(1,690)	203,520

Total securities available for sale	$229,072	$968	$(1,703)	$228,337

	December 31, 2001
	(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury Securities and U.S. Government Agencies	$31,542	$481		$32,023
Mortgage-backed securities	179,636	798	$(858)	179,576

Total securities available for sale	$211,178	$1,279	$(858)	$211,599

Securities To Be Held To Maturity:

	March 31, 2002
	(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury Securities and U.S. Government Agencies	$1,007		$(20)	$987
Obligations of state and political subdivisions	200	$2		202
Mortgage-backed securities	45,869		(332)	45,537

Total securities to be held to maturity	$47,076	$2	$(352)	$46,726

	December 31, 2001
	(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury Securities and U.S. Government Agencies	$50,995		$(37)	$50,958
Obligations of state and political subdivisions	200	$3		203
Mortgage-backed securities	31,151	10	(7)	31,154

Total securities to be held to maturity	$82,346	$13	$(44)	$82,315

Securities having an amortized cost of $241.4 million and $233.6 million and a fair value of $240.2 million and $233.9 million at March 31, 2002 and December 31, 2001, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

3.  LOANS

	March 31, 2002	December 31, 2001
	(in thousands)

Residential real estate	$533,387	$571,959
Commercial real estate	374,572	360,056
Real estate construction	62,302	70,870
Commercial	30,365	30,627
Consumer	25,783	26,905
Home equity	126,146	125,360
Total loans	1,152,555	1,185,777

Less:
Unamortized loan fees	1,053	1,076
Allowance for loan losses	9,152	8,607

Loans, net	$1,142,350	$1,176,094

The following table sets forth the changes in the allowance for loan losses:

	Three months ended March 31,
	2002	2001
	(in thousands)
Balance, beginning of period	$8,607	$7,862
Provision charged to income	2,697	1,788
Charge-offs	(2,394)	(1,947)
Recoveries	242	159

Balance, end of period	$9,152	$7,862

Republic utilizes eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank.  At March 31, 2002 and December 31, 2001, Republic had $489 million and $526 million, respectively, in first lien 1-4 family residential real estate loans pledged to secure advances and letters of credit from the Federal Home Loan Bank, respectively.  The Company also had $46 million and $12 million, respectively, in multi-family commercial real estate loans pledged at March 31, 2002 and December 31, 2001.  At March 31, 2002, Republic had $99 million in home equity lines of credit pledged.

Information about Republic’s investment in impaired loans is as follows:

	March 31, 2002	December 31, 2001
	(in thousands)
Loans with no allocated allowance for loan losses	$0	$0
Loans with allocated allowance for loan losses	103	104

Total	$103	$104

Amount of the allowance for loan losses allocated	$26	$26

Average of impaired loans during the period	103	707

Interest income recognized during impairment	0	0
Cash-basis interest income recognized	0	0

4.  DEPOSITS

	March 31, 2002	December 31, 2001
	(in thousands)

Demand (NOW and Super NOW)	$100,767	$95,775
Money market accounts	49,176	44,834
Internet money market accounts	40,481	44,838
Savings	19,932	16,293
Money market certificates of deposit	112,985	155,601
Individual retirement accounts	37,373	34,299
Certificates of deposit, $100,000 and over	125,717	87,154
Other certificates of deposit	293,471	258,012

Total interest bearing deposits	779,902	736,806

Total non-interest bearing deposits	157,064	129,552

Total	$936,966	$866,358

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

	March 31, 2002	March 31, 2001
	(dollars in thousands)
Average outstanding balance	$273,049	$253,660
Average interest rate	1.43%	4.99%
Maximum outstanding at month end	$292,941	$241,392

6.  OTHER BORROWED FUNDS

	March 31, 2002	December 31, 2001
	(in thousands)
Federal Home Loan Bank convertible fixed rate advances with weighted average interest rate of 5.39%(1)	$140,000	$140,000

Federal Home Loan Bank fixed interest rate advances, with weighted average interest rate of 5.87% at March 31, 2002, due through 2031	142,089	156,950

Total	$282,089	$296,950

(1) Represents convertible fixed-rate advances with the Federal Home Loan Bank (FHLB).  These advances have fixed-rate periods ranging from one to five years with maturities of one to ten years if not called earlier by the Federal Home Loan Bank.

Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans.  (For additional information, see Note 3 on Loans.)  Republic also has unsecured lines of credit totaling $40 million available through various financial institutions.

Aggregate future principal payments on borrowed funds as of March 31, 2002 are as follows:

Year
(in thousands)
2002	$83,089
2003	90,000
2004	44,000
2005
2006 and beyond	65,000

Total	$282,089

7.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations are presented below.

Class A and B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock, if any, results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock.  The aggregate dividend premiums paid on Class A Common Stock for the first quarters of 2002 and 2001 were approximately $57,000 and $55,000, respectively, or 0.4 cents for each period on basic earnings per share.

	Three months ended March 31,
	2002	2001
(in thousands, except per share data)

Earnings Per Share:
Net Income available to common stockholders	$6,659	$4,825

Weighted average shares outstanding	16,129	16,479

Earnings per share, basic:
Class A	$0.41	$0.29
Class B	$0.41	$0.29

	Three months ended March 31,
	2002	2001
(in thousands, except per share data)

Earnings Per Share Assuming Dilution:
Net Income	$6,659	$4,825
Add: Interest expense, net of tax benefit, on assumed conversion of guaranteed preferred beneficial interests in Republic’s subordinated debentures	79	87

Net Income available to common stockholders assuming conversion	$6,738	$4,912

Weighted average shares outstanding	16,129	16,479
Add dilutive effects of assumed conversion and exercise:
Convertible guaranteed preferred beneficial interest in Republic’s subordinated debentures	585	635
Stock options	365	227

Weighted average shares and dilutive potential shares outstanding	17,079	17,341

Earnings per share assuming dilution:
Class A	$0.40	$0.28
Class B	$0.39	$0.28

Stock options for 195,000 and 238,500 shares of Class A Common Stock, respectively, were excluded from the three months ended March 31, 2002 and 2001 earnings per share assuming dilution because their impact was antidilutive.

8.              GUARANTEED PREFERRED BENEFICIAL INTERESTS IN REPUBLIC’S SUBORDINATED DEBENTURES

In February 1997, Republic Capital Trust (RCT), a trust subsidiary of Republic Bancorp, Inc., completed the private placement of 64,520 shares of cumulative trust preferred securities (Trust Preferred Securities) with a liquidation preference of $100 per security.  Each security can be converted into ten shares of Class A Common Stock at the option of the holder.  The sole asset of RCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the Trust Preferred Securities.  The subordinated debentures and the related interest expense, payable quarterly at the annual rate of 8.5%, are included in the consolidated financial statements.

The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference.  The subordinated debentures are redeemable prior to the maturity date of April 1, 2027 at the option of Republic on or after April 1, 2002, or upon the occurrence of specific events, defined within the trust indenture.  Effective April 1, 2002, management redeemed these securities.  Approximately $800,000 of these securities were redeemed for cash, the remaining $5.1 million were converted into 507,700 shares of the Company’s Class A Common Stock.  This transaction will have a negative impact of approximately $0.03 on basic earnings per share on an annualized basis and will have no effect on dilutive earnings per share on an annualized basis.

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

The accounting policies used are the same as those described in the summary of significant accounting policies. Income taxes and indirect expenses are allocated based on revenue.  Transactions among segments are made at fair value.  Referral fees paid to the Bank by the Mortgage Banking operations are reflected in other revenue.  Information reported internally for performance assessment follows:

	Three Months Ended March 31, 2002
	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals
(in thousands)

Net interest income	$15,053	$3,302	$255	$18,610
Provision for loan losses	1,207	1,490		2,697
Electronic refund check fees		2,793		2,793
Net gain on sale of loans			1,946	1,946
Other revenue	3,685	42	(858)	2,869
Income tax expense	1,938	1,280	334	3,552
Segment profit	3,636	2,399	624	6,659
Segment assets	1,603,399	2,322	11,966	1,617,687

	Three Months Ended March 31, 2001
	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals
(in thousands)

Net interest income	$13,014	$3,141	$120	$16,275
Provision for loan losses	244	1,544		1,788
Electronic refund check fees		1,839		1,839
Net gain on sale of loans			564	564
Other revenue	3,043	5	(416)	2,632
Income tax expense	1,504	839	(8)	2,335
Segment profit	3,108	1,734	(17)	4,825
Segment assets	1,480,175	2,500	21,393	1,504,068

PART 1

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc. (“Republic” or the “Company”), headquartered in Louisville, Kentucky, was incorporated on January 2, 1974.  Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (collectively “Bank”) are commercial banking and trust corporations organized and chartered under the laws of the Commonwealth of Kentucky and state of Indiana, respectively.  Republic Bank & Trust Company is headquartered in Louisville, Kentucky and provides banking services through 21 banking centers throughout Kentucky.  Republic Bank & Trust Company of Indiana is headquartered in Clarksville, Indiana and conducts its banking business through 2 banking centers in southern Indiana.  The activities of both banks include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities, tax refund processing services, trust and insurance services.  The Banks’ lending services include the origination of real estate, commercial and consumer loans.  Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, municipalities and corporations.  Governmental regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (and the Federal Reserve Bank of St. Louis) and the Kentucky and Indiana Departments of Financial Institutions.

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

OVERVIEW

Net income for the first quarter of 2002 was $6.7 million, up $1.8 million over the same period in 2001.  First quarter diluted earnings per Class A Common share increased 43% over the same period in 2001, to $0.40.  Republic’s increased earnings were primarily due to increases in net interest income, income from its tax refund service, service charges on deposit accounts and gain on sale of loans into the secondary market.

Republic’s total assets remained consistent at $1.6 billion at March 31, 2002. Net loans decreased $34 million from December 31, 2001 to $1.1 billion at March 31, 2002.  Residential real estate loans decreased during the first quarter of 2002 as market interest rates remained at relatively low levels.  This prompted a large number of consumers to refinance existing bank level mortgage loans into long-term, fixed rate secondary market products.  Commercial real estate lending remained steady for the first three months of 2002.  While overall loan volume remained strong, the percentage of non-performing loans to total loans remained low at 0.56%, as the Bank maintained its underwriting standards and continued its emphasis on secured real estate lending.  Due to generally negative economic conditions and changes in the Bank’s loan portfolio, the allowance for loan losses was increased $545,000 during the first quarter to $9.2 million.  (See discussion for provision/allowance for loan losses of this document for more information).

REFUNDS NOW

Refunds Now is a refund tax processing service for taxpayers receiving both federal and state tax refunds through tax preparers located nationwide.  Refund anticipation loans (“RALs”) are made to taxpayers filing income tax returns electronically.  The RALs are repaid by the taxpayer when the taxpayer’s refunds are electronically received by the Bank from governmental taxing authorities.  Refunds Now also provides electronic refund checks (“ERCs”) to taxpayers.  After receiving refunds electronically from governmental taxing authorities, checks are issued to taxpayers for the amount of their refund, less fees.  During the three months ended March 31, 2002, Refunds Now generated $3.1 million in refund anticipation loan fees, compared to $3.0 million for the same period in 2001. Refunds Now also received $2.8 million in electronic refund check fees in the first quarter of 2002, compared to $1.8 million during first quarter 2001.  In addition, RAL volume was up 11% from the first quarter of 2001.  The increase in revenues for Refunds Now resulted from a 16% increase in tax offices served and a 32% increase in the tax refunds processed during the first quarter of 2002.  Refunds Now expects to continue aggressively marketing its products to additional tax preparers during 2002 in preparation for the 2003 tax season.  Substantially all of the income realized by the Bank from the activities of Refunds Now is recognized during the first quarter of the year.

RESULTS OF OPERATIONS

Net Interest Income. For the first quarter of 2002, the Company was able to increase its net interest income due primarily to a reduction in short-term market interest rates compared to first quarter 2001.  The Company also benefited from higher average balances in lower-cost money market certificate of deposit products during the first quarter of 2002 as clients holding maturing certificates of deposit invested their funds into more liquid products during the second half of 2001 in anticipation of future interest rate increases.

While the net interest margin is higher during the first quarter of 2002 compared to the first quarter of 2001, the Company began to experience a customer shift back into longer-term certificates of deposit during the first quarter of 2002.   The Bank began aggressively pursuing these types of deposits through higher interest rates in order to strengthen the Company’s overall liquidity position.  This shift into long-term certificates of deposit combined with the continued downward repricing of the Bank’s adjustable rate mortgage portfolio have caused the Bank’s net interest margin to contract from the levels achieved during the latter part of 2001.

Management anticipates this moderate contraction in the net interest margin to continue in the near-term if interest rates remain at current levels.  The earnings effect of this narrowing of the Bank’s net interest margin is expected to be largely offset by the shifting of overnight funds into longer-term, higher yielding securities.  (For additional analysis on the effect of increasing and decreasing interest rates on the Company’s net interest margin, see the interest rate sensitivity model on page 28 of this document.)

Table 1 provides detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the quarters ended March 31, 2002 and 2001.

Table 1 — Average Balance Sheet Rates for Three Months Ended March 31, 2002 and 2001 (dollars in thousands)

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
ASSETS	Average Balance (1)	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets:

U.S. Treasury and U.S. Government Agency Securities	$32,205	$399	4.96%	$102,096	$1,476	5.78%

State and Political Subdivision Securities	200	2	4.00%	275	3	4.36%

Other Investments	17,595	200	4.55%	35,496	584	6.58%

Mortgage-Backed Securities	235,681	2,592	4.40%	123,308	1,948	6.32%

Federal Funds Sold and Securities Purchased Under Agreements to Resell	74,387	309	1.66%	17,287	234	5.41%

Total Loans and Fees	1,197,597	25,827	8.63%	1,174,192	28,693	9.77%

Total Earning Assets	1,557,665	29,329	7.53%	1,452,654	32,938	9.07%

Less: Allowance for Loan Losses	(8,631)			(7,862)

Non-Earning Assets:

Cash and Due From Banks	32,374			25,758

Bank Premises and Equipment, Net	19,893			19,459

Other Assets	12,710			13,515

Total Assets	$1,614,011			$1,503,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest Bearing Liabilities:

Transaction Accounts	$111,908	$75	0.27%	$93,286	$416	1.78%

Money Market Accounts	221,658	723	1.30%	209,029	2,517	4.82%

Individual Retirement Accounts	35,580	438	4.92%	32,652	497	6.09%

Certificates of Deposit and Other Time Deposits	380,721	4,459	4.68%	411,198	6,209	6.04%

Repurchase Agreements and Other Short-Term Borrowings	273,049	978	1.43%	253,660	3,162	4.99%

Other Borrowings	289,176	4,046	5.60%	252,644	3,862	6.11%

Total Interest Bearing Liabilities	1,312,092	10,719	3.27%	1,252,469	16,663	5.32%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits	153,944			118,274

Other Liabilities	17,438			13,174

Stockholders’ Equity	130,537			119,607

Total Liabilities and Stockholders’ Equity	$1,614,011			$1,503,524

Net Interest Income		$18,610			$16,275

Net Interest Spread			4.26%			3.75%

Net Interest Margin			4.78%			4.48%

(1) For the purposes of calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

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

Table 2 — Volume/Rate Variance Analysis (in thousands)

	Three months ended March 31, 2002 Compared to Three months ended March 31, 2001
	Increase/(Decrease) due to

	Total Net Change

		Volume

			Rate

Interest Income:

U.S. Treasury and Government Agency Securities	$(1,077)	$(891)	$(186)

State and Political Subdivision Securities	(1)	(1)

Other Investments	(384)	(238)	(146)

Mortgage-Backed Securities	644	1,371	(727)

Federal Funds Sold and Securities Purchased Under Agreements to Resell	75	330	(255)

Total Loans and Fees (1)	(2,866)	562	(3,428)

Net Change	(3,609)	1,133	(4,742)

Interest Expense:

Interest Bearing Transaction Accounts	(341)	70	(411)

Money Market Accounts	(1,794)	144	(1,938)

Individual Retirement Accounts	(59)	42	(101)

Certificates of Deposit and Other Time Deposits	(1,750)	(434)	(1,316)

Repurchase Agreements and Other Short-Term Borrowings	(2,184)	225	(2,409)

Other Borrowings	184	528	(344)

Net Change	(5,944)	575	(6,519)

Increase in Net Interest Income	$2,335	$558	$1,777

(1)                        The amount of fees on loans in total interest income was approximately $3.9 million and $3.4 million for the quarters ended March 31, 2002 and 2001, respectively.

Non-Interest Income.  Non-interest income rose 51% during the first quarter ended March 31, 2002, due to increases in service charges on deposit accounts, electronic refund check fees and gain on sale of loans.

Electronic refund check fees increased $954,000, or 52%, during the first quarter of 2002.  This increase was due primarily to a substantial increase in overall ERC volume compared to prior year resulting from successful marketing efforts during the last half of 2001.  The Company plans to continue its aggressive marketing strategies to increase its overall market share in this line of business.

Net gain on sale of loans increased 245% during the first quarter of 2002 as favorable market interest rates prompted a continued high level of consumer refinance activity of 1-4 family residential loans.  Republic generally sells its fixed-rate loans into the secondary market.  Revenue from mortgage banking activities, principally gains on sale of loans, increased during the quarter ending March 31, 2002, as a result of the increased secondary market sales volume.  Overall the Bank originated $184 million in mortgage loans available for sale during the first quarter of 2002 compared to $92 million during the same period in 2001.  Management does not anticipate secondary market origination volume will remain at current levels due to the potential for fluctuating long-term market interest rates and the significant number of refinancings that have already occurred over the past year.

Service charges on deposit accounts increased 34% during the first quarter of 2002 due primarily to an increase in the number of the Bank’s transaction accounts.  The Bank increased its transaction account base through a direct-mail campaign promoting its Free checking products.  Service charges on deposit accounts was also positively affected by the Bank’s less restrictive overdraft policy.  This policy permits a larger number of selected clients to overdraft their accounts up to $500 for the Bank’s customary fee.

Title insurance commissions increased $245,000 for the quarter due primarily to the large volume of secondary market residential real estate loans originated by the Bank during the first quarter of 2002.  Because the volume of residential real estate loans originated by the Bank largely effects Title insurance commssions, management expects this revenue to decrease should secondary market loan refinancings begin to decline.

Non-Interest Expense.  Non-interest expense increased during the first quarter ended March 31, 2002 compared to the same period in 2001.   The most significant factors comprising the increase in non-interest expense for the first quarter of 2002 were increases in salaries and benefits.

The increase in salaries and benefits was attributable to annual merit increases and associated incentive compensation accruals, additional seasonal staff at Refunds Now and additional staff to support the strong loan origination volume attained during the first quarter of 2002.   In addition the Company opened a new fully staffed banking center in New Albany, Indiana during the first quarter of 2002 and began hiring support staff for two new banking centers scheduled to open later this year.  Total full-time equivalent employees (FTE’s) increased to 552 at March 31, 2002 from 475 at March 31, 2001.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

Securities available for sale. Securities available for sale primarily consists of U.S. Treasury and U.S. Government Agency obligations, which include agency mortgage-backed securities, and corporate bonds. The agency mortgage–backed securities (MBS) consist of 15-year fixed, 7-year balloons and 5-year balloons as well as other adjustable rate mortgage securities, underwritten and guaranteed by GNMA, FHLMC and FNMA.  Agency collateralized mortgage obligations (CMO’s) are also held in the investment portfolio.  The coupon on these CMO’s adjusts monthly.

Securities available for sale increased from $212 million at December 31, 2001 to $228 million at March 31, 2002 with a weighted average maturity of 4.1 years at March 31, 2002.   The increase in the available for sale portfolio was primarily in the agency mortgage-backed security category, which rose $24 million from year-end 2001.  Management elected to invest funds into these securities due to a greater interest rate spread compared to U.S. Treasuries.

Securities to be held to maturity.   Securities in the held to maturity portfolio decreased from $82 million at December 31, 2001 to $47 million at March 31, 2002.  The decrease was primarily the result of a maturity of a short-term U.S. Treasury bill of $50 million, which was purchased in December 2001 for liquidity purposes.

Mortgage loans held for sale. Mortgage loans held for sale is primarily comprised of fixed-rate, 1-4 family residential loans the Company intends to sell into the secondary market.  Management has elected to sell the majority of its fixed-rate 1-4 family residential loans into the secondary market in order to reduce its exposure to market interest rate risk.  Mortgage loans held for sale decreased to $20 million at March 31, 2002 due primarily to a reduction in consumer refinance activity during the first quarter of 2002.

Loans.   Net loans, primarily consisting of secured real estate loans, decreased by $34 million to $1.1 billion at March 31, 2002.  Republic’s commercial real estate lending portfolio increased $15 million from December 31, 2001 as a result of the Bank’s continued emphasis on commercial real estate lending.  The real estate construction portfolio declined $9 million during the quarter as management elected to reduce the Company’s marketing efforts for this product in order to concentrate on other more profitable lending alternatives.  Residential real estate loans declined $39 million as a result of continued refinance activity.  A number of adjustable rate portfolio loan customers refinanced into fixed-rate, secondary market loans as consumers elected to take advantage of a generally favorable long-term interest rate environment.

Allowance and Provision for Loan Losses.  The provision for loan losses was $2.7 million in the first quarter of 2002, compared to $1.8 million in the first quarter of 2001.  Included in the provision for loan losses was $1.5 million for Refund Anticipation Loans during the first quarter of 2002 and 2001.  The total allowance for loan losses increased $545,000 to $9.2 million from December 31, 2001 to March 31, 2002.  Management elected to increase the allowance for loan losses due to the continued growth in commercial real estate lending during the quarter,  an overall change in the product mix within the loan portfolio and in order to account for the modest increase in non-performing loans.  Management believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2002. Management continues to monitor the commercial real estate loan portfolio closely, recognizing that commercial real estate loans generally carry a greater risk of loss than residential real estate loans.  Management believes that it provided an adequate component within the allowance for loans associated with the growth in commercial real estate lending.

Table 3 below depicts the allowance activity by loan type for the quarters ended March 31, 2002 and 2001.

Table 3 — Summary of Loan Loss Experience

	Three months ended March 31,
	2002	2001
(in thousands)

Allowance for loan losses:
Balance—beginning of period	$8,607	$7,862

Charge-offs:
Real Estate	(589)	(123)
Commercial	(210)	(16)
Consumer	(115)	(258)
Tax Refund Loans	(1,480)	(1,550)
Total	(2,394)	(1,947)

Recoveries:
Real Estate	101	7
Commercial	18	8
Consumer	123	138
Tax Refund Loans		6
Total	242	159

Net charge-offs	(2,152)	(1,788)

Provision for loan losses	2,697	1,788

Allowance for loan losses:
Balance—end of period	$9,152	$7,862

Deposits.  Total deposits were $937 million at March 31, 2002 compared to $866 million at December 31, 2001.  Non-interest bearing deposits increased $28 million since December 31, 2001 to $157 million.  Approximately $20 million of this increase related to funds received by Refunds Now.  Substantially all of these funds will be withdrawn from the Bank by the end of the second quarter of 2002.  The remaining increase is related to management’s continued focus on gathering lower cost funds through the Company’s free checking promotion and Cash Management services.

Money market certificates of deposit decreased $43 million as many Bank clients began moving their funds from short-term liquid products into longer-term, higher yielding certificates of deposit.  During the quarter, the Bank began actively pursuing certificates of deposit for liquidity purposes by offering rates at or near the high in its market area.  This strategy not only resulted in clients shifting funds from more liquid accounts, but also attracted many new certificates of deposit clients as well.  (For further analysis see liquidity section of this report).

Securities sold under agreements to repurchase and other short-term borrowings. Securities sold under agreements to repurchase and other short-term borrowings decreased $40 million.  Securities sold under agreements to repurchase declined due to decreases in a small number of the Company’s larger cash management accounts.  These accounts are subject to large periodic changes in balances; however, the Company continues to maintain positive banking relationships with each of these clients.

Other borrowed funds. Other borrowed funds consists primarily of advances from the Federal Home Loan Bank.   These funds decreased by $15 million during the first quarter to $282 million at March 31, 2002 as the Company utilized excess cash to pay off a short-term advance from the Federal Home Loan Bank.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off.  Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due or are deemed uncollectible.  At March 31, 2002, Republic had $130,000 in consumer loans 90 days or more past due compared to $89,000 at December 31, 2001.

The Bank’s level of delinquent loans decreased to 1.10% at March 31, 2002, down from 1.73% at December 31, 2001.  The improvement is primarily attributable to a small number of commercial real estate loans, past due at December 31, 2001, brought current as of March 31, 2002.  Republic experienced a modest increase in total non-performing loans from $5.6 million at December 31, 2001 to $6.5 million at March 31, 2002.  Other real estate owned remained constant at $149,000 from December 31, 2001 to March 31, 2002.  Management does not consider the minimal overall increase in non-performing assets during the period to be indicative of any adverse change in the overall asset quality of the Bank’s loan portfolio.

Table 4 provides information related to non-performing assets and loans 90 days or more past due.

Table 4 — Non-Performing Loans

(dollars in thousands)	March 31, 2002	December 31, 2001

Loans on non-accrual status	$5,180	$5,056
Loans past due 90 days or more	1,271	521

Total non-performing loans	6,451	5,577

Other real estate owned	149	149
Total non-performing assets	$6,600	$5,726

Percentage of non-performing loans to total loans	0.56%	0.47%

Percentage of non-performing assets to total loans	0.58%	0.48%

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loans have been written off or a specific allowance for loss has been provided).  Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount may not be collected.  Impaired loans, which are a component of loans on non-accrual status, decreased slightly from $104,000 at December 31, 2001 to $103,000 at March 31, 2002.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand.  Funding and cash flows can also be realized from the available-for-sale portion of the securities portfolio and paydowns from the loan portfolio.  Republic’s banking centers and republicbank.com also provide access to retail deposit markets.  Traditionally, the Bank has utilized borrowings from the FHLB to supplement its funding requirements.  At March 31, 2002, the Bank had utilized substantially all of its borrowing capacity with the FHLB.  In lieu of increasing borrowings, the Bank elected to grow deposits through its retail banking centers and republicbank.com.  While Republic utilizes numerous funding sources in order to meet liquidity requirements, the Bank also has an additional $40 million available through approved unsecured line of credit facilities.  (See Note 6 regarding other borrowed funds for additional information on available credit lines).

CAPITAL

Total capital increased from $125 million at December 31, 2001 to $131 million at March 31, 2002. The increase in capital was primarily attributable to net income during the first three months of 2002 and stock options exercised by Republic’s employees.

Republic’s board of directors approved a Class A share repurchase program of 500,000 shares during 1998 and 1999.  Under the repurchase program, Republic repurchased approximately 456,000 shares through March 31, 2002 with a weighted average cost of $10.09, and a total cost of $4.6 million.  No shares have been repurchased in 2002.  Republic is authorized to buyback an additional 44,000 shares of Class A Common Stock under the current program as of March 31, 2002.

Subsequent to March 31, 2002, the Company redeemed its guaranteed preferred beneficial interests in Republic’s subordinated debentures.  (For further discussion see Note 8 of this report.)

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I, Tier I leverage and total risk–based capital. The Bank intends to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the FDIC.  Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic’s average capital to average assets ratio was 8.09% at March 31, 2002 compared to 7.96% at December 31, 2001.

Table 5 — Capital Ratios

As of March 31, 2002	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$145,689	13.75%	$84,784	8%	$105,980	10%
Republic Bank & Trust Company	135,453	12.97	83,520	8%	104,400	10%
Republic Bank & Trust Company of Indiana	5,294	33.50	1,264	8%	1,581	10%

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$136,537	12.88%	$42,392	4%	$63,588	6%
Republic Bank & Trust Company	126,491	12.12	41,760	4%	62,640	6%
Republic Bank & Trust Company of Indiana	5,104	32.29	632	4%	948	6%

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$136,537	8.46%	$64,560	4%	$80,701	5%
Republic Bank & Trust Company	126,491	7.89	64,167	4%	80,208	5%
Republic Bank & Trust Company of Indiana	5,104	28.37	720	4%	900	5%

Kentucky banking laws limit the amount of dividends that may be paid to Parent Company by Republic Bank & Trust Company without prior approval of the Kentucky Department of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At March 31, 2002, Republic Bank & Trust Company had approximately $17 million of retained earnings that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval.

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

Republic’s interest sensitivity profile changed from December 31, 2001 to March 31, 2002 as management pursued a strategy of extending liabilities by aggressively marketing its 1 through 5 year retail certificates of deposit in order to improve the Company’s liquidity position and to reduce the sensitivity of the Company’s balance sheet to potential fluctuations in market interest rates.  Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, Republic’s base net interest income would decrease by an estimated 2.72% at March 31, 2002 compared to a decrease of 1.22% at December 31, 2001.  Given a 100 basis point increase in the yield curve Republic’s base net interest income would decrease by an estimated 1.55% at March 31, 2002 compared to a decrease of 2.41% at December 31, 2001.

The interest sensitivity profile of Republic at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  Table 6 is representative only and is not a precise measurement of the effect of changing interest rates on Republic’s net interest income in the future.

Table 6 — Interest Rate Sensitivity

	March 31, 2002
	Decrease in Rates			Increase in Rates
	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
	(dollars in thousands)

Projected interest income
Loans, excluding fees	$78,641	$82,007	$86,069	$90,084	$94,066
Investments	11,142	12,407	13,984	15,831	17,699
Short-term investments	73	208	383	707	826
Total interest income	89,856	94,622	100,436	106,622	112,591

Projected interest expense
Deposits	18,451	20,222	22,548	26,312	29,870
Securities sold under agreements to repurchase	1,983	2,618	4,110	6,795	9,539
Other borrowed funds	14,597	15,003	15,409	16,049	16,759
Total interest expense	35,031	37,843	42,067	49,156	56,168

Net interest income	$54,825	$56,779	$58,369	$57,466	$56,423
Change from base	$(3,544)	$(1,590)		$(903)	$(1,946)
% Change from base	(6.07)%	(2.72)%		(1.55)%	(3.33)%

	December 31, 2001
	Decrease in Rates			Increase in Rates
	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
	(dollars in thousands)

Projected interest income
Loans, excluding fees	$82,075	$85,238	$88,517	$92,130	$95,945
Investments	9,374	10,540	11,958	13,333	15,064
Short-term investments	165	360	969	1,614	1,893
Total interest income	91,614	96,138	101,444	107,077	112,902

Projected interest expense
Deposits	16,068	17,550	20,071	23,919	27,642
Securities sold under agreements to repurchase	2,550	3,355	5,286	8,505	11,730
Other borrowed funds	15,871	15,992	16,113	16,124	16,204
Total interest expense	34,489	36,897	41,470	48,548	55,576

Net interest income	$57,125	$59,241	$59,974	$58,529	$57,326
Change from base	$(2,849)	$(733)		$(1,445)	$(2,648)
% Change from base	(4.75)%	(1.22)%		(2.41)%	(4.42)%

NEW ACCOUNTING PRONOUNCEMENTS

See discussion in Note 1 to financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information for this item is incorporated by reference to the Asset /Liability Management and Market Risks section of Part 1, Item 2.,  Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

PART II – OTHER INFORMATION

Item 2.        Changes in securities

During the first quarter of 2002, Republic issued approximately 15,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock.  The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

Item 6.        Exhibits and Reports on Form 8-K

The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Republic Bancorp, Inc.

(Registrant)

Principal Executive Officer:

Date:	May 14, 2002	/s/ Steven E. Trager
Steven E. Trager
Chief Executive Officer

Principal Financial Officer:

Date:	May 14, 2002	/s/ Kevin Sipes
Kevin Sipes
Chief Financial Officer & Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Incorporated By Reference To

10.1	Lease amendment between Republic Bank & Trust Company and Teeco Properties related to property at 601 W. Market St., Louisville, KY	Filed as Exhibit 10.1 of this Form 10-Q for the period ended March 31, 2002

11	Statement Regarding Computation of Per Share Earnings	Filed as Exhibit 11 of this Form 10-Q for the period ended March 31, 2002

15	Awareness Letter	Filed as Exhibit 15 of this Form 10-Q for the period ended March 31, 2002