Form 10-Q
period 2002-06-30
REPUBLIC BANCORP INC /KY/
filed 2002-08-14
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

☒   Yes   ☐ No

The number of shares outstanding of the issuer’s class of common stock as of the latest practicable date: 14,827,610 shares of Class A Common Stock and 1,983,257 shares of Class B Common Stock as of August 5, 2002.

The Exhibit index is on page 34.  This filing contains 38 pages (including this facing sheet).

REPUBLIC BANCORP, INC.

FORM 10-Q

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders

Republic Bancorp, Inc.

Louisville, Kentucky

We have reviewed the consolidated balance sheet of Republic Bancorp, Inc. as of June 30, 2002, the related consolidated statements of income and comprehensive income for the quarters and six months ended June 30, 2002 and 2001, the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, and the consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2002.  These financial statements are the responsibility of the Company’s management.

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

Crowe, Chizek and Company LLP
Louisville, Kentucky
August 6, 2002

PART I

ITEM 1

REPUBLIC BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

	June 30 2002	December 31 2001
ASSETS:
Cash and due from banks	$46,475	$35,569
Securities available for sale	284,896	211,599
Securities to be held to maturity	53,707	82,346
Mortgage loans held for sale	16,357	35,492
Loans, less allowance for loan losses of $9,165 (2002) and $8,607 (2001)	1,155,173	1,176,094
Federal Home Loan Bank stock	17,897	17,375
Premises and equipment, net	21,171	19,590
Other assets and accrued interest receivable	13,598	12,766

TOTAL	$1,609,274	$1,590,831

LIABILITIES:
Deposits:
Non-interest bearing	$152,354	$129,552
Interest bearing	822,982	736,806
Securities sold under agreements to repurchase	166,695	282,023
Other borrowed funds	308,207	296,950
Guaranteed preferred beneficial interests in Republic’s subordinated debentures		5,852
Other liabilities and accrued interest payable	16,150	14,533

Total liabilities	1,466,388	1,465,716

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value
Class A and Class B Common stock, no par value	4,114	3,953
Additional paid-in capital	38,989	33,017
Retained earnings	100,772	90,873
Unearned shares in Employee Stock Ownership Plan	(2,837)	(3,005)
Accumulated other comprehensive income	1,848	277

Total stockholders’ equity	142,886	125,115

TOTAL	$1,609,274	$1,590,831

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
INTEREST INCOME:
Loans, including fees	$21,821	$25,321	$47,648	$54,013
Securities
Taxable	3,349	3,313	6,344	7,017
Non-taxable	3	3	5	6
Other	454	594	959	1,133
Total interest income	25,627	29,231	54,956	62,169

INTEREST EXPENSE:
Deposits	5,844	8,729	11,539	18,368
Securities sold under agreements to repurchase	852	2,310	1,830	5,471
Other borrowed funds	3,966	4,186	8,012	8,048
Total interest expense	10,662	15,225	21,381	31,887

NET INTEREST INCOME	14,965	14,006	33,575	30,282

PROVISION FOR LOAN LOSSES	(1,473)	(152)	1,224	1,637

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,438	14,158	32,351	28,645

NON-INTEREST INCOME:
Service charges on deposit accounts	2,011	1,436	3,828	2,788
Electronic refund check fees	348	224	3,141	2,062
Title insurance commissions	406	429	891	669
Net gain on sale of mortgage loans	942	1,657	2,888	2,221
Net gain on sale of securities		570		1,154
Other	632	483	1,199	939
Total non-interest income	4,339	4,799	11,947	9,833

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,284	6,404	14,789	13,043
Occupancy and equipment	2,371	2,282	4,659	4,577
Computer services	378	289	755	568
Communication and transportation	601	571	1,237	1,147
Marketing and development	667	689	1,241	1,273
Bankshares tax	437	378	854	757
Legal fees	40	375	51	488
Supplies	243	261	508	592
Other	987	1,031	2,224	2,197
Total non-interest expense	13,008	12,280	26,318	24,642

INCOME BEFORE INCOME TAXES	7,769	6,677	17,980	13,836

INCOME TAXES	2,762	2,256	6,314	4,591

NET INCOME	$5,007	$4,421	$11,666	$9,245

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain on securities	$2,333	$231	$1,571	$1,754
Reclassification of realized amount		(375)		(759)
Net unrealized gain/(loss) recognized in comprehensive income	2,333	(144)	1,571	995

COMPREHENSIVE INCOME	$7,340	$4,277	$13,237	$10,240

EARNINGS PER SHARE
Class A	$0.30	$0.28	$0.71	$0.57
Class B	$0.29	$0.27	$0.70	$0.56

DILUTED EARNINGS PER SHARE
Class A	$0.29	$0.27	$0.69	$0.55
Class B	$0.29	$0.26	$0.68	$0.54

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

( in thousands, except per share data)

	Common Stock			Additional Paid-In Capital	Retained Earnings	Unearned Shares in Empl. Stock Ownership Plan	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A Shares	Class B Shares	Amount

BALANCE, January 1, 2002	14,027	2,079	$3,953	$33,017	$90,873	$(3,005)	$277	$125,115

Conversion of Class B to Class A	96	(96)

Conversion of Capital Trust Preferred to Class A	508		121	4,956				5,077

Stock Options exercised, net of stock redeemed	165	4	40	1,028	(149)			919

Dividend declared
Common: Class A ($0.099 per share)					(1,434)			(1,434)
Class B ($0.090 per share)					(184)			(184)

Commitment of 13,011 shares to be released under the Employee Stock Ownership Plan	13			(12)		168		156

Net change in accumulated other comprehensive income (loss)							1,571	1,571

Net Income					11,666			11,666

BALANCE, June 30, 2002	14,809	1,987	$4,114	$38,989	$100,772	$(2,837)	$1,848	$142,886

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (in thousands)

	2002	2001
OPERATING ACTIVITIES:
Net income	$11,666	$9,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	1,927	1,766
FHLB stock dividends	(522)	(599)
Provision for loan losses	1,224	1,637
Net gain on sale of securities	—	(1,154)
Net gain on sale of mortgage loans	(2,888)	(2,221)
Proceeds from sale of mortgage loans held for sale	319,758	233,808
Origination of mortgage loans held for sale	(297,735)	(239,807)
Employee Stock Ownership Plan expense	156	105
Changes in assets and liabilities:
Accrued interest receivable and other assets	(1,052)	1,256
Accrued interest payable and other liabilities	1,403	2,648
Net cash provided by operating activities	33,937	6,684

INVESTING ACTIVITIES:
Purchases of securities available for sale	(184,875)	(137,920)
Purchases of securities to be held to maturity	(21,880)	—
Proceeds from maturities of securities to be held to maturity	50,526	—
Proceeds from maturities and paydowns of securities available for sale	113,890	91,732
Proceeds from sales of securities available for sale	—	87,847
Net (increase) decrease in loans	19,107	(27,725)
Purchases of premises and equipment, net	(3,446)	(1,560)
Net cash provided by (used in) investing activities	(26,678)	12,374

FINANCING ACTIVITIES:
Net change in deposits	108,978	(4,665)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(115,328)	(55,812)
Payments on other borrowed funds	(15,036)	(70,807)
Proceeds from other borrowed funds	26,293	115,814
Proceeds from common stock options exercised, net of redemptions	919	306
Repurchase of Class A Common Stock	—	(7,621)
Redemption of the Company’s guaranteed preferred beneficial Interests in Republic’s subordinated debentures	(775)	—
Cash dividends paid	(1,404)	(1,435)
Net cash provided by (used in) financing activities	3,647	(24,220)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,906	(5,162)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,569	40,215

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,475	$35,053

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$21,519	$33,008

Income taxes	$5,972	$3,486

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$590	$230

Transfers from securities to be held to maturity to securities available for sale	$—	$102,153

Conversion of the Company’s guaranteed beneficial interests in Republic’s subordinated debentures to Class A Common Stock	$5,077	$—

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (“Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana  (collectively “Bank”), Republic Capital Trust and Republic Mortgage Company (all wholly owned subsidiaries and Parent Company to be collectively referred to as “Republic” or “the Company”).  The consolidated financial statements also include two wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC (d/b/a Refunds Now) and Republic Insurance Agency, LLC.  All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ending June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic’s annual report on Form 10-K for the year ended December 31, 2001.

New Accounting Pronouncements – A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001.  Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill.  Identifiable intangible assets must be separated from goodwill.  Under the new standard, amortization will occur for identifiable intangible assets with finite useful lives, whereas goodwill, both amounts previously recorded and future amounts purchased, have ceased being amortized as of the beginning of 2002.  Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value.  Adoption of this standard on January 1, 2002 did not have a material effect on the Republic’s financial statements.

Reclassifications - Certain amounts have been reclassified in the prior period financial statements to conform to the current period classifications.

2.  SECURITIES

Securities Available For Sale:

	June 30, 2002
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$63,930	$561	$(7)	$64,484
Mortgage-backed securities	218,165	2,524	(277)	220,412

Total securities available for sale	$282,095	$3,085	$(284)	$284,896

	December 31, 2001
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$31,542	$481		$32,023
Mortgage-backed securities	179,636	798	$(858)	179,576

Total securities available for sale	$211,178	$1,279	$(858)	$211,599

Securities To Be Held To Maturity:

	June 30, 2002
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$1,000		$(14)	$986
Obligations of state and political subdivisions	200	$2		202
Mortgage-backed securities	52,507	11	(109)	52,409

Total securities to be held to maturity	$53,707	$13	$(123)	$53,597

	December 31, 2001
	(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$50,995		$(37)	$50,958
Obligations of state and political subdivisions	200	$3		203
Mortgage-backed securities	31,151	10	(7)	31,154

Total securities to be held to maturity	$82,346	$13	$(44)	$82,315

Securities having an amortized cost of $268 million and $234 million and a fair value of $270 million and $234 million at June 30, 2002 and December 31, 2001, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes.

3.  LOANS

	June 30, 2002	December 31, 2001
	(in thousands)

Residential real estate	$534,190	$571,959
Commercial real estate	375,888	360,056
Real estate construction	64,631	70,870
Commercial	28,800	30,627
Consumer	26,848	26,905
Home equity	135,009	125,360
Total loans	1,165,366	1,185,777

Less:
Unamortized loan fees	1,028	1,076
Allowance for loan losses	9,165	8,607

Loans, net	$1,155,173	$1,176,094

The following table sets forth the changes in the allowance for loan losses:

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
	(in thousands)

Balance, beginning of period	$9,152	$7,862	$8,607	$7,862
Provision charged (credited) to income	(1,473)	(152)	1,224	1,637
Charge-offs	(377)	(424)	(2,771)	(2,371)
Recoveries	1,863	616	2,105	774

Balance, end of period	$9,165	$7,902	$9,165	$7,902

Republic utilizes eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank.  At June 30, 2002 and December 31, 2001, Republic had $487 million and $526 million, respectively, in first lien 1-4 family residential real estate loans pledged to the Federal Home Loan Bank to secure advances and letters of credit.  The Company had $43 million and $12 million, respectively, in multi-family commercial real estate loans pledged at June 30, 2002 and December 31, 2001 to the FHLB.  At June 30, 2002, Republic also had $106 million in home equity lines of credit and $21 million in commercial real estate loans pledged to the FHLB, as well.

Information about Republic’s investment in impaired loans is as follows:

	June 30, 2002	December 31, 2001
	(in thousands)

Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	—	104

Total	$—	$104

Amount of the allowance for loan losses allocated	$—	$26

Average of impaired loans during the period	97	707

Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—

4.  DEPOSITS

	June 30, 2002	December 31, 2001
	(in thousands)

Demand (NOW and Super NOW and Money Market)	$223,478	$140,609
Internet money market accounts	58,027	44,838
Savings	20,418	16,293
Money market certificates of deposit	95,983	155,601
Individual retirement accounts	36,819	34,299
Certificates of deposit, $100,000 and over	120,075	87,154
Other certificates of deposit	268,182	258,012

Total interest bearing deposits	822,982	736,806

Total non-interest bearing deposits	152,354	129,552

Total	$975,336	$866,358

5.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

These agreements consist of short-term excess funds from correspondent banks and overnight liabilities to deposit customers arising from a cash management program offered by Republic.  While effectively deposit equivalents, such arrangements are in the form of repurchase agreements or liabilities secured by Federal Home Loan Bank letters of credit.  Repurchase agreements secured by securities are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities.  All securities underlying the agreements were under Republic’s control.

	June 30, 2002	June 30, 2001
	(dollars in thousands)

Average outstanding balance	$249,556	$249,547
Average interest rate	1.34%	4.38%
Maximum outstanding at month end	$292,941	$241,392

6.  OTHER BORROWED FUNDS

	June 30 2002	December 31 2001
	(in thousands)
Federal Home Loan Bank convertible fixed rate advances with weighted average interest rate of 5.39%(1)	$140,000	$140,000

Federal Home Loan Bank fixed interest rate advances, with weighted average interest rate of 5.26% at June 30, 2002, due through 2031	168,207	156,950

Total	$308,207	$296,950

(1) Represents convertible fixed-rate advances with the Federal Home Loan Bank (FHLB).  These advances have original fixed-rate periods ranging from one to five years with original maturities of one to ten years if not converted earlier by the Federal Home Loan Bank.

Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans.  (For additional information, see Note 3 on Loans.)  Republic also has unsecured lines of credit totaling $40 million available through various financial institutions.

Aggregate future principal payments on borrowed funds as of June 30, 2002 are as follows:

Year
(in thousands)

2002	$56,145
2003	85,221
2004	9,000
2005	25,000
2006 and beyond	132,841

Total	$308,207

7.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations are presented below.

Class A and B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock, if any, results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock.  The aggregate dividend premiums paid for the second quarter of 2002 and 2001 were approximately $74,000 and $55,000, respectively.  The aggregate dividend premiums paid on Class A Common Stock for the first six months of 2002 and 2001 were approximately $130,000 and $111,000, respectively.

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
(in thousands, except per share data)

Earnings Per Share:
Net Income available to common stockholders	$5,007	$4,421	$11,666	$9,245

Weighted average shares outstanding	16,764	15,926	16,448	16,201

Earnings per share, basic:
Class A	$0.30	$0.28	$0.71	$0.57
Class B	$0.29	$0.27	$0.70	$0.56

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
(in thousands, except per share data)

Diluted Earnings Per Share:
Net Income available to common stockholders	$5,007	$4,421	$11,666	$9,245
Add: Interest expense, net of tax benefit, on assumed conversion of guaranteed preferred beneficial interests in Republic’s subordinated debentures		86	79	171

Net Income available to common stockholders assuming conversion	$5,007	$4,507	$11,745	$9,416

Weighted average shares outstanding	16,764	15,926	16,448	16,201
Add dilutive effects of assumed conversion and exercise:
Convertible guaranteed preferred beneficial interest in Republic’s subordinated debentures		635	293	635
Stock options	271	342	374	301

Weighted average shares and dilutive potential shares outstanding	17,035	16,903	17,115	17,137

Diluted earnings per share:
Class A	$0.29	$0.27	$0.69	$0.55
Class B	$0.29	$0.26	$0.68	$0.54

Stock options for 192,500 and 215,000 shares of Class A Common Stock, respectively, were excluded from the three months ended June 30, 2002 and 2001 earnings per share assuming dilution because their impact was antidilutive.

Stock options for 193,750 and 253,500 shares of Class A Common Stock, respectively, were excluded from the six months ended June 30, 2002 and 2001 earnings per share assuming dilution because their impact was antidilutive.

8.              GUARANTEED PREFERRED BENEFICIAL INTERESTS IN REPUBLIC’S SUBORDINATED DEBENTURES

In February 1997, Republic Capital Trust (RCT), a trust subsidiary of Republic Bancorp, Inc., completed the private placement of 64,520 shares of cumulative trust preferred securities with a liquidation preference of $100 per security.  Each security could be converted into ten shares of Class A Common Stock at the option of the holder.  The sole asset of RCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the Trust Preferred Securities.  The subordinated debentures and the related interest expense, payable quarterly at the annual rate of 8.5%, are included in the consolidated financial statements.

As permitted under the agreement, management redeemed these securities on April 1, 2002.  Approximately $800,000 of these securities were redeemed for cash, the remaining $5.1 million were converted into 507,700 shares of the Company’s Class A Common Stock.  This transaction, on an annualized basis, will have a negative impact of approximately $0.03 on basic earnings per share on an annualized basis and will have no effect on dilutive earnings per share.

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

The accounting policies used are the same as those described in the summary of significant accounting policies. Income taxes and indirect expenses are allocated based on revenue.  Transactions among segments are made at fair value.  Referral fees paid to the Bank by the Mortgage Banking operations are reflected in other revenue.  Information reported internally for performance assessment follows:

	Three Months Ended June 30, 2002
	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals
(in thousands)

Net interest income	$14,585	$216	$164	$14,965
Provision charged (credited) for loan losses	(38)	(1,435)		(1,473)
Electronic refund check fees		348		348
Net gain on sale of loans			942	942
Other revenue	3,596	10	(557)	3,049
Income tax expense	2,366	345	51	2,762
Segment profit	3,677	1,119	211	5,007
Segment assets	1,599,225	3,287	6,762	1,609,274

	Three Months Ended June 30, 2001
	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals
(in thousands)

Net interest income	$13,631	$128	$247	$14,006
Provision charged (credited) for loan losses	323	(475)		(152)
Electronic refund check fees		224		224
Net gain on sale of loans			1,657	1,657
Other revenue	3,550	10	(642)	2,918
Income tax expense	1,851	91	314	2,256
Segment profit	3,626	157	638	4,421
Segment assets	1,478,043	1,213	17,589	1,496,845

	Six Months Ended June 30, 2002
	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals
(in thousands)

Net interest income	$29,638	$3,518	$419	$33,575
Provision for loan losses	1,169	55		1,224
Electronic refund check fees		3,141		3,141
Net gain on sale of loans			2,888	2,888
Other revenue	7,281	52	(1,415)	5,918
Income tax expense	4,304	1,625	385	6,314
Segment profit	7,313	3,518	835	11,666
Segment assets	1,599,225	3,287	6,762	1,609,274

	Six Months Ended June 30, 2001
	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals
(in thousands)

Net interest income	$26,646	$3,269	$367	$30,282
Provision for loan losses	568	1,069		1,637
Electronic refund check fees		2,062		2,062
Net gain on sale of loans			2,221	2,221
Other revenue	6,593	15	(1,058)	5,550
Income tax expense	3,355	930	306	4,591
Segment profit	6,734	1,891	620	9,245
Segment assets	1,478,043	1,213	17,589	1,496,845

PART 1

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc. (“Republic” or the “Company”), headquartered in Louisville, Kentucky, was incorporated on January 2, 1974.  Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (collectively “Bank”) are commercial banking and trust corporations organized and chartered under the laws of the Commonwealth of Kentucky and state of Indiana, respectively.  Republic Bank & Trust Company is headquartered in Louisville, Kentucky and provides banking services through 22 banking centers throughout Kentucky.  Republic Bank & Trust Company of Indiana is headquartered in Clarksville, Indiana and conducts its banking business through 2 banking centers in southern Indiana.  The activities of the Company include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities, tax refund processing services, deferred deposit transactions, trust and insurance services.  The Banks’ lending services include the origination of real estate, commercial and consumer loans.  Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, municipalities and corporations.  Governmental regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (and the Federal Reserve Bank of St. Louis) and the Kentucky and Indiana Departments of Financial Institutions.

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

OVERVIEW

Net income for the second quarter of 2002 was $5.0 million, up $586,000 over the same period in 2001.  Second quarter diluted earnings per Class A Common share increased 7% over the same period in 2001, to $0.29.  Republic’s rise in earnings was primarily due to increased net interest income, the overall performance of the Company’s tax refund service and increased service charges on deposit accounts.

Net income for the first six months of 2002 was $11.7 million, up $2.5 million over the same period in 2001.  Six months diluted earnings per Class A Common share increased 25% over the same period in 2001, to $0.69.  Republic’s increased earnings were primarily due to increases in net interest income, the overall performance of the Company’s tax refund processing services, service charges on deposit accounts and gain on sale of loans into the secondary market.

Republic’s total assets remained consistent at $1.6 billion at June 30, 2002. Net loans decreased $21 million from December 31, 2001 to $1.2 billion at June 30, 2002.  Residential real estate loans decreased during the first six months of 2002 as market interest rates remained at relatively low levels.  This prompted a number of consumers to refinance existing bank level mortgage loans into long-term, fixed rate secondary market products.  Commercial real estate originations remained steady for the first six months of 2002 with commercial real estate loans increasing by $16 million during the period.

REFUNDS NOW

Refunds Now is a refund tax processing service for taxpayers receiving both federal and state tax refunds through tax preparers located nationwide.  Refund anticipation loans (“RALs”) are made to taxpayers filing income tax returns electronically.  The RALs are repaid by the taxpayer when the taxpayer’s refunds are electronically received by the Bank from governmental taxing authorities.  Refunds Now also provides electronic refund checks (“ERCs”) to taxpayers.  After receiving refunds electronically from governmental taxing authorities, checks are issued to taxpayers for the amount of their refund, less fees.  During the six months ended June 30, 2002, Refunds Now generated $3.3 million in refund anticipation loan fees, compared to $3.1 million for the same period in 2001. Refunds Now also received $3.1 million in electronic refund check fees in the first six months of 2002, compared to $2.1 million during first half 2001.  In addition, RAL volume was up 30% from the first six months of 2001.  The increase in revenues for Refunds Now resulted from an increase in the number of tax offices served as well as increased volume from existing offices.  Refunds Now expects to continue aggressively marketing its products to additional tax preparers during 2002 in preparation for the 2003 tax season.  Substantially all of the income realized by the Bank from the activities of Refunds Now is recognized during the first quarter of the year.

RESULTS OF OPERATIONS

Net Interest Income. For the second quarter and first six months of 2002, the Company was able to increase its net interest income due primarily to a reduction in short-term market interest rates compared to the same periods in 2001.  The Company also benefited from higher average balances in mortgage-backed securities during the second quarter and first six months of 2002.

While the net interest margin was higher during the second quarter and first six months of 2002 compared to the same periods in 2001, continued downward repricing of the Bank’s adjustable rate mortgage portfolio without a corresponding downward repricing of the Bank’s interest bearing liabilities have caused a contraction of the net interest margin within 2002.  Management anticipates this contraction in the net interest margin to continue in the near-term if market interest rates remain at current levels.  The earnings effect of this narrowing of the net interest margin potentially could be offset by future growth in the Bank’s loan portfolio, as well as, future maturities of higher-rate, long-term advances from the Federal Home Loan Bank.  (For additional analysis on the effect of increasing and decreasing interest rates on the Company’s net interest margin, see the interest rate sensitivity model in this document.)

Tables 1 and 2 provide detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the quarters and six months ended June 30, 2002 and 2001.

Table 1 - Average Balance Sheet Rates for Three Months Ended June 30, 2002 and 2001 (dollars in thousands)

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001
	Average Balance (1)	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning Assets:

U.S. Treasury and U.S. Government Agency Securities	$42,148	$446	4.27%	$61,774	$842	5.45%

State and Political Subdivision Securities	200	3	6.00%	253	3	4.74%

Other Investments	17,882	214	4.79%	34,007	537	6.32%

Mortgage-Backed Securities	263,211	2,900	4.42%	160,034	2,227	5.57%

Federal Funds Sold and Securities Purchased Under Agreements to Resell	56,389	243	1.72%	26,883	301	4.48%

Total Loans and Fees	1,168,235	21,821	7.47%	1,181,336	25,321	8.57%

Total Earning Assets	1,548,065	25,627	6.63%	1,464,287	29,231	7.99%

Less: Allowance for Loan Losses	(9,153)			(7,867)

Non-Earning Assets:

Cash and Due From Banks	30,594			25,867

Bank Premises and Equipment, Net	20,879			19,293

Other Assets	13,635			12,261

Total Assets	$1,604,020			$1,513,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest Bearing Liabilities:

Transaction Accounts	$143,762	$255	0.71%	$99,439	$370	1.49%

Money Market Accounts	203,955	731	1.43%	224,866	2,149	3.82%

Individual Retirement Accounts	37,360	428	4.58%	33,199	501	6.04%

Certificates of Deposit and Other Time Deposits	407,316	4,430	4.35%	381,649	5,708	5.98%

Securities sold under Agreements to Repurchase	226,319	852	1.51%	245,478	2,310	3.76%

Other Borrowings	283,039	3,966	5.60%	286,077	4,186	5.85%

Total Interest Bearing Liabilities	1,301,751	10,662	3.28%	1,270,708	15,225	4.79%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits	141,507			111,145

Other Liabilities	19,637			20,850

Stockholders’ Equity	141,125			111,138

Total Liabilities and Stockholders’ Equity	$1,604,020			$1,513,841

Net Interest Income		$14,965			$14,006

Net Interest Spread			3.35%			3.20%

Net Interest Margin			3.87%			3.83%

(1) For the purposes of calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

Table 2- Average Balance Sheet Rates for Six Months Ended June 30, 2002 and 2001 (dollars in thousands)

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	Average Balance (1)	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning Assets:

U.S. Treasury and U.S. Government Agency Securities	$37,205	$844	4.58%	$81,823	$2,320	5.67%

State and Political Subdivision Securities	200	5	5.00%	264	6	4.55%

Other Investments	17,739	414	4.67%	34,747	1,121	6.45%

Mortgage-Backed Securities	249,522	5,493	4.41%	141,772	4,174	5.89%

Federal Funds Sold and Securities Purchased Under Agreements to Resell	65,339	552	1.69%	22,112	535	4.84%

Total Loans and Fees	1,185,865	47,648	8.04%	1,177,539	54,013	9.17%

Total Earning Assets	1,555,870	54,956	7.06%	1,458,257	62,169	8.53%

Less: Allowance for Loan Losses	(8,893)			(7,865)

Non-Earning Assets:

Cash and Due From Banks	31,479			25,813

Bank Premises and Equipment, Net	20,388			19,376

Other Assets	13,175			12,885

Total Assets	$1,612,019			$1,508,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest Bearing Liabilities:

Transaction Accounts	$127,924	$331	0.52%	$96,378	$786	1.63%

Money Market Accounts	212,757	1,455	1.37%	216,991	4,668	4.30%

Individual Retirement Accounts	36,475	866	4.75%	32,927	997	6.06%

Certificates of Deposit and Other
Time Deposits	394,091	8,887	4.51%	396,343	11,918	6.01%

Securities Sold Under Agreements to Repurchase	249,556	1,830	1.47%	249,547	5,471	4.38%

Other Borrowings	286,090	8,012	5.60%	269,453	8,048	5.97%

Total Interest Bearing Liabilities	1,306,893	21,381	3.27%	1,261,639	31,887	5.05%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits	150,722			114,445

Other Liabilities	18,542			20,342

Stockholders’ Equity	135,862			112,040

Total Liabilities and Stockholders’ Equity	$1,612,019			$1,508,466

Net Interest Income		$33,575			$30,282

Net Interest Spread			3.79%			3.48%

Net Interest Margin			4.32%			4.15%

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

Table 3 - Volume/Rate Variance Analysis (in thousands)

	Three months ended June 30, 2002 Compared to Three months ended June 30, 2001			Six months ended June 30, 2002 Compared to Six months ended June 30, 2001
				Increase/(Decrease) due to

Total Net Change

Volume

			Rate

Total Net Change

					Volume

						Rate

Interest Income:

U.S. Treasury and Government Agency Securities	$(396)	$(232)	$(164)	$(1,476)	$(1,080)	$(396)

State and Political Subdivision Securities	(1)	1	(1)	(2)	1

Other Investments	(323)	(214)	(109)	(707)	(452)	(255)

Mortgage-Backed Securities	673	1,210	(537)	1,319	2,572	(1,253)

Federal Funds Sold and Securities Purchased Under Agreements to Resell	(58)	200	(258)	17	535	(518)

Total Loans and Fees (1) (2)	(3,500)	(278)	(3,222)	(6,365)	380	(6,745)

Net Change in Interest Income	(3,604)	685	(4,289)	(7,213)	1,953	(9,166)

Interest Expense:

Interest Bearing Transaction Accounts	(115)	125	(240)	(455)	201	(656)

Money Market Accounts	(1,418)	(184)	(1,234)	(3,213)	(90)	(3,123)

Individual Retirement Accounts	(73)	58	(131)	(131)	100	(231)

Certificates of Deposit and Other Time Deposits	(1,278)	363	(1,641)	(3,031)	(67)	(2,964)

Securities Sold Under Agreements to Repurchase	(1,458)	(168)	(1,290)	(3,641)		(3,641)

Other Borrowings	(221)	(44)	(177)	(35)	481	(516)

Net Change in Interest Expense	(4,563)	150	(4,713)	(10,506)	625	(11,131)

Increase in Net Interest Income	$959	$535	$424	$3,293	$1,328	$1,965

(1)           The amount of fees on loans in total interest income was approximately $601,000 and $737,000 for the quarters ended June 30, 2002 and 2001, respectively.

(2)           The amount of fees on loans in total interest income was approximately $4.5 million and $4.1 million for the six months ended June 30, 2002 and 2001, respectively.

Non-Interest Income.  Non-interest income decreased 11% for the second quarter ended June 30, 2002 compared to the second quarter of 2001, primarily due to a decrease in gain on sale of loans into the secondary market and the fact that no security gains were realized during the second quarter of 2002.  Non-interest income increased 21% for the six months ended June 30, 2002 compared to the first six months of 2001, due to increases in gain on sale of loans into the secondary market, electronic refund check fees and service charges on deposit accounts.

Service charges on deposit accounts increased 40% during the second quarter and 37% during the first six months of 2002 compared to the same periods in 2001, due primarily to an increase in the number of transaction accounts.  The Bank continues to increase its transaction-account customer base through new banking center locations and promotions, direct-mail solicitations, marketing initiatives and cross-sell opportunities created by 1-4 family loan origination volume.

Electronic refund check (ERC) fees increased $124,000 and $1.0 million for the second quarter and first six months of 2002, respectively, compared to the same periods in 2001.  This increase was due primarily to a substantial increase in overall ERC volume compared to prior year resulting from successful marketing efforts during 2001.  Substantially all ERC revenue is recognized during the first quarter of each calendar year.

Title insurance commissions decreased $23,000 and increased $222,000, respectively, for the second quarter and six months ended June 30, 2002, compared to the same periods in 2001.  Title insurance commissions are earned when title insurance policies are sold to clients on newly originated real estate secured loans.  Since a substantial portion of these commissions are earned on policies relating to 1-4 family real estate loans, the income closely correlates to 1-4 family loan origination volume.  Because originations of residential real estate loans declined for the second quarter of 2002 compared to the same period in 2001, title insurance commissions also declined.  Loan origination volume was strong for the first quarter of 2002, which contributed to an overall increase in title insurance commissions comparing the first six months of 2002 to the same period in 2001.

Net gain on sale of loans decreased $715,000 during the second quarter of 2002 compared to the second quarter of 2001 as long-term market interest rates contributed to a slow-down of fixed-rate, 1-4 family residential real estate originations during the period.  Additionally, the Bank adjusted the pricing on its portfolio adjustable rate products to be more competitive with fixed rate secondary market loans, which also contributed to the reduction in secondary market loan originations.  Overall, the Bank originated $114 million in mortgage loans available for sale during the second quarter of 2002 compared to $148 million during the first quarter of 2001.  Management anticipates the origination volume in the third quarter of 2002 will increase compared to the volume experienced during the second quarter of 2002 as long-term market interest rates have recently trended lower.

Net gain on sale of loans increased $667,000 during the first six months of 2002 compared to the first six months of 2001 due primarily to the strong secondary market sales volume achieved during the first quarter of 2002.  Overall, the Bank originated $298 million in mortgage loans available for sale during the first six months of 2002 compared $240 million during the same period in 2001.

Net gain on sale of securities was $0 for all periods to date in 2002 compared to $570,000 and $1.2 million during the second quarter and six-month period ended June 30, 2001, respectively.  The Company had approximately $12 million in securities called during the second quarter of 2001 and $55 million called during the first six months of 2001 compared to no calls during all periods in 2002.  Management also elected to sell approximately $23 million in securities during the second quarter of 2001 and $87 million during the first six months of 2001 due to favorable market conditions and anticipation of significant prepayments on a portion of the Bank’s CMO and other mortgage-backed investment products.  The Bank had no sale of securities thus far during 2002 due to overall economic uncertainty in the market place and generally unfavorable reinvestment opportunities.  Management continues to closely monitor the CMO and other mortgage-backed products for prepayment trends and may elect to sell a portion of these securities in the near-term if substantial prepayments appear likely.

Non-Interest Expense.  Non-interest expense increased during the second quarter and six-month period ended June 30, 2002 compared to the same periods in 2001.   The most significant factor comprising the increase in non-interest expense for the second quarter of 2002 was an increase in salaries and benefits.

The increase in salaries and benefits was attributable to annual merit increases and associated incentive compensation accruals, additional seasonal staff at Refunds Now and additional staff to support the strong loan origination volume attained during the first quarter of 2002.   In addition the Company opened a new fully staffed banking center in New Albany, Indiana during the first quarter of 2002 and began hiring support staff for two new banking centers, one which opened in August 2002 and one which is scheduled to open in September of this year.  Total full-time equivalent employees (FTE’s) increased to 545 at June 30, 2002 from 500 at June 30, 2001.

Legal expense declined for both the quarter and six months ended June 30, 2002 compared to the same periods in 2001 as the Company had previously settled and successfully concluded its patent litigation case during 2001.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

Securities available for sale.  Securities available for sale primarily consists of U.S. Treasury and U.S. Government Agency obligations, which include agency mortgage-backed securities. The agency mortgage–backed securities (MBS’s) consist of 15-year fixed, 7-year balloons and 5-year balloons as well as other adjustable rate mortgage securities, underwritten and guaranteed by GNMA, FHLMC and FNMA.  Agency collateralized mortgage obligations (CMO’s) are also held in the investment portfolio.  The coupon on the Bank’s CMO’s adjusts monthly.

Securities available for sale increased from $212 million at December 31, 2001 to $285 million at June 30, 2002.   The increase in the available for sale portfolio was primarily in the MBS, CMO, and government agency categories.  Management elected to invest funds in these securities due to their greater interest rate spread compared to U.S. Treasuries.

Securities to be held to maturity.   Securities in the held to maturity portfolio decreased from $82 million at December 31, 2001 to $54 million at June 30, 2002.  The decrease was primarily the result of a maturity of a short-term U.S. Treasury bill of $50 million, which was purchased in December 2001 for liquidity purposes.  The Bank purchased approximately $22 million in CMO’s, subject to monthly repricing, during the 2002 which were classified as held to maturity.

Mortgage loans held for sale.   Mortgage loans held for sale is primarily comprised of fixed-rate, 1-4 family residential loans the Company intends to sell into the secondary market.  Management has elected to sell the majority of its fixed-rate 1-4 family residential loans into the secondary market in order to reduce its exposure to market interest rate risk.  Mortgage loans held for sale decreased to $16 million at June 30, 2002 due primarily to a slowdown in 1-4 family secondary market loan originations during the second quarter of 2002.  (See discussion of gain on sale of loans in non-interest income section of this document.)

Loans.   Net loans, primarily consisting of secured real estate loans, decreased by $21 million to $1.2 billion at June 30, 2002.  Republic’s commercial real estate lending portfolio increased $16 million from December 31, 2001 as the Bank’s commercial real estate loan production remained steady, but at a slower pace than 2001.  The real estate construction portfolio declined $6 million during the first six months of 2002 as management elected to reduce the Company’s marketing efforts of this product in order to concentrate on other more profitable loan products, given the amount of oversight required to mitigate the associated risk.  Residential real estate loans declined $38 million as a result of continued refinance activity into secondary market eligible fixed rate loan products, primarily during the first quarter of 2002.  Management did moderate its pricing of the Bank’s adjustable rate products in April of this year which resulted in growth of the residential real estate portfolio during the last two months of the second quarter.  With the recent decline in long-term market interest rates, however, management is uncertain if this growth will continue in the near-term as the potential for refinancings of the Bank’s existing portfolio loans increases as long-term market rates trend lower.

Allowance and Provision for Loan Losses.  The provision for loan losses was $1.2 million during the first six months of 2002, compared to $1.6 million during the first six months of 2001.    Included in the provision for loan losses were $55,000 and $1.1 million for Refund Anticipation Loans (RAL’s) during the first six months of 2002 and 2001, respectively.  The substantial decrease in losses associated with RAL’s during the first six months of 2002 was primarily the result of a significant reduction of errors in information received from government entities which is used to underwrite RAL’s.  The Company also received better than expected cross-collection of prior year losses.  This is largely due to the unusually high charge-offs experienced during 2001, that in turn led to increased recovery opportunities during the 2002 tax season.

The total allowance for loan losses increased $558,000 to $9.2 million from December 31, 2001 to June 30, 2002.  The allowance for loan losses was increased due to the steady growth in commercial real estate lending, an overall change in the product mix within the loan portfolio, and in order to account for the modest increase in non-performing loans.  Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2002 and continues to monitor the commercial real estate loan portfolio closely, recognizing that commercial real estate loans generally carry a greater risk of loss than residential real estate loans.  Management believes that it provided an adequate component within the allowance for all loans.

Republic recorded a negative provision for loan losses of $1.5 million during the second quarter of 2002 due primarily to an unexpectedly low loss experience on refund anticipation loans originated during the 2002 tax season. The provision consisted of a negative $38,000 associated with all loans except RAL’s, and a negative $1.4 million from RAL’s.  RAL’s are short duration loans and actual loss history for the year’s activity is substantially known by the end of the second quarter. Based on loss experience since the end of the first quarter, it appears that the final loss for the 2002 tax season will be $55,000. This is the best result in the program’s history.  Accordingly, during the second quarter of 2002, Republic reversed a significant portion of the amounts previously provided.  Management does not believe, however, that this low loss rate can be sustained in future periods and expects a loss rate in 2003 closer to historical percentages.

Republic provides for losses on RAL’s at the time such loans are originated since the factors that most frequently cause a loss, such as failure to properly identify a prior superior claim to taxpayer refunds, information error by taxing authorities, taxpayer fraud, or tax preparer processing errors, occur at that time. Substantially all RAL’s are originated during the first quarter.  For the 2002 tax season Republic provided for losses at a rate of 1.25% of RAL’s originated, based on a 2001 loss experience rate of 1.15%, but actually incurred a loss rate of 0.44% in 2002, exclusive of prior year’s recoveries.

Table 4 below depicts the allowance activity by loan type for the quarter and six months ended June 30, 2002 and 2001.

Table 4 - Summary of Loan Loss Experience

	Three months ended June 30		Six months ended June 30
(in thousands)	2002	2001	2002	2001
Allowance for loan losses:
Balance-beginning of period	$9,152	$7,862	$8,607	$7,862

Charge-offs:
Real Estate	(205)	(93)	(794)	(216)
Commercial	(42)	(25)	(252)	(41)
Consumer	(130)	(306)	(245)	(564)
Tax Refund Loans			(1,480)	(1,550)
Total	(377)	(424)	(2,771)	(2,371)

Recoveries:
Real Estate	111	1	212	8
Commercial	224	5	242	13
Consumer	93	135	216	272
Tax Refund Loans	1,435	475	1,435	481
Total	1,863	616	2,105	774

Net charge-offs	1,486	192	(666)	(1,597)

Provision charged (credited) for loan losses	(1,473)	(152)	1,224	1,637

Allowance for loan losses:
Balance-end of period	$9,165	$7,902	$9,165	$7,902

Deposits.  Total deposits were $975 million at June 30, 2002 compared to $866 million at December 31, 2001.  Non-interest bearing deposits increased $23 million since December 31, 2001 to $152 million. This increase is related to management’s continued focus on gathering lower cost funds through the Company’s free checking promotions and Cash Management services.

The Bank’s interest-bearing demand accounts, primarily NOW and money markets, increased $83 million during the first six months of 2002 as the Company heavily promoted these products through increased advertising and premium rate offerings.  The Company also had an increase in jumbo certificates of deposit during 2002 as this product was heavily promoted in the banking centers and through Internet banking at various times throughout the first half of the year. Management believes that with the recent out of state acquisition of two larger Kentucky competitors, the Company has a unique opportunity to attract new clients to the Bank and increase market share through these and other premium product offerings.

Money market certificates of deposit decreased $60 million during the first six months of 2002 as many clients began moving their funds into the Bank’s promotional products mentioned in the previous paragraph due primarily to the premium rates offered.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase decreased $115 million.  Securities sold under agreements to repurchase declined primarily due to decreases in a small number of the Company’s larger cash management accounts.  These accounts are subject to large periodic changes in balances; however, the Company continues to maintain positive banking relationships with each of these clients.

Other borrowed funds. Other borrowed funds consists primarily of advances from the Federal Home Loan Bank.   These borrowings were increased by $26 million at the end of the second quarter to meet short-term liquidity needs.

Approximately $142 million of these advances are fixed with original maturities ranging from 2 to 5 years. Of these fixed rate advances $30 million is scheduled to mature in August 2002 with a coupon of 6.96% and $60 million is scheduled to mature in January 2003 with a coupon of 5.88%.  Management will determine whether these advances will be refinanced or retired with excess cash at their maturities based on market conditions and the Bank’s needs at that time.

The remaining $140 million in borrowings consists of convertible advances with original fixed-rate periods ranging from one to five years and original maturities ranging from three to ten years.   At the end of their respective fixed-rate periods, the Federal Home Loan Bank has the right to convert the borrowings to floating-rate advances tied to LIBOR.  The Company has $50 million in these advances that are currently eligible to be converted.  Based on market conditions at this time, management does not believe these advances are likely to be converted in the near-term.   (See footnote 6 regarding other borrowed funds.)

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off.  Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due or are deemed uncollectible.  At June 30, 2002, Republic had $128,000 in consumer loans 90 days or more past due compared to $89,000 at December 31, 2001.

The Bank’s level of delinquent loans decreased to 1.18% at June 30, 2002, down from 1.73% at December 31, 2001.  The improvement is primarily attributable to a small number of commercial real estate loans, past due at December 31, 2001, brought current as of June 30, 2002.  Republic experienced an increase in total non-performing loans from $5.6 million at December 31, 2001 to $9.8 million at June 30, 2002.  The increase in non-accrual loans was primarily attributable to two large real estate secured construction loans.  The receivables comprising loans on non-accrual status are primarily real estate secured with a minimal risk of significant financial loss.

The increase in loans past due 90 days or more was largely attributable to two large commercial real estate relationships, which management deems to be more than adequately secured.  Other real estate owned  (OREO) increased from $149,000 at December 31, 2001 to $482,000 at June 30, 2002.  The increase in OREO is primarily attributable to one commercial real estate property, which as of June 30, 2002 was under contract for sale for an amount in excess of the Bank’s carrying value of the asset.

Table 5 provides information related to non-performing assets and loans 90 days or more past due.

Table 5 - Non-Performing Loans

(dollars in thousands)	June 30 2002	December 31 2001
Loans on non-accrual status	$7,447	$5,056
Loans past due 90 days or more	2,368	521

Total non-performing loans	9,815	5,577

Other real estate owned	482	149
Total non-performing assets	$10,297	$5,726

Percentage of non-performing loans to total loans	0.84%	0.47%

Percentage of non-performing assets to total loans	0.88%	0.48%

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loans have been written off or a specific allowance for loss has been provided).  Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount may not be collected.  Impaired loans, which are a component of loans on non-accrual status, decreased from $104,000 at December 31, 2001 to $0 at June 30, 2002.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand.  Funding and cash flows can also be realized from the available-for-sale portion of the securities portfolio and paydowns from the loan portfolio.  Republic’s banking centers and republicbank.com also provide access to retail deposit markets.  Traditionally, the Bank has utilized borrowings from the FHLB to supplement its funding requirements.  At June 30, 2002, the Bank had utilized substantially all of its borrowing capacity with the FHLB.  The Bank has traditionally grown deposits through its retail banking centers and republicbank.com.  These retail deposits, if offered at attractive market rates, have historically been a source of funding when needed.  While Republic utilizes numerous funding sources in order to meet liquidity requirements, the Bank also has an additional $40 million available through approved unsecured line of credit facilities.  (See Note 6 regarding other borrowed funds for additional information on available credit lines).

CAPITAL

Total stockholders’ equity increased from $125 million at December 31, 2001 to $143 million at June 30, 2002. The increase in stockholders’ equity was primarily attributable to net income during the first six months of 2002 and stock options exercised by Republic’s employees.  Stockholders’ equity also increased $5.1 million as a result of the conversion of the Company’s guaranteed preferred beneficial interests in Republic’s subordinated debentures, which was already included as a component of capital for regulatory purposes, into Class A Common stock. (For further discussion of the Company’s guaranteed preferred beneficial interests in Republic’s subordinated debentures see Note 8 of this report.)

Republic’s board of directors approved a Class A share repurchase program of 500,000 shares during 1998 and 1999.  Under the repurchase program, Republic repurchased approximately 456,000 shares prior to 2002 with a weighted average cost of $10.09, and a total cost of $4.6 million.  No shares have been repurchased in 2002.  Republic is authorized to buy back an additional 44,000 shares of Class A Common Stock under the current program as of June 30, 2002.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital. The Bank intends to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the FDIC.  Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic’s average capital to average assets ratio was 8.43% at June 30, 2002 compared to 7.96% at December 31, 2001.

Table 6 - Capital Ratios

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$149,967	13.88%	$86,426	8%	$108,032	10%
Republic Bank & Trust Company	140,115	13.21	84,880	8	106,100	10
Republic Bank & Trust Company of Indiana	5,373	27.81	1,545	8	1,932	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$140,802	13.03%	$43,213	4%	$64,819	6%
Republic Bank & Trust Company	131,153	12.36	42,440	4	63,660	6
Republic Bank & Trust Company of Indiana	5,170	26.76	773	4	1,159	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$140,802	8.78%	$64,161	4%	$80,201	5%
Republic Bank & Trust Company	131,153	8.26	63,536	4	79,419	5
Republic Bank & Trust Company of Indiana	5,170	25.54	810	4	1,012	5

Kentucky banking laws limit the amount of dividends that may be paid to the Parent Company by Republic Bank & Trust Company without prior approval of the Kentucky Department of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At June 30, 2002, Republic Bank & Trust Company had approximately $21 million of retained earnings that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval.

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

Republic’s interest sensitivity profile changed slightly from December 31, 2001 to June 30, 2002.  Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, Republic’s base net interest income would decrease by an estimated 1.68% at June 30, 2002 compared to a decrease of 1.22% at December 31, 2001.  Given a 100 basis point increase in the yield curve Republic’s base net interest income would decrease by an estimated 2.70% at June 30, 2002 compared to a decrease of 2.41% at December 31, 2001.

Historically, Republic’s net interest margin declined in a rising interest rate environment.  While this fact remains, the Company greatly improved its risk position from rising interest rates by extending advances from the Federal Home Loan Bank starting in 2001.  The Company has generally maintained this improved risk position through the first six months of 2002.  In a declining interest rate environment, the Company has traditionally benefited in net interest income.  Given the current low level of market interest rates, however, the Company may not experience a corresponding improvement in net interest income from a further decline in market interest rates as the interest paid on selected deposit products may not be subject to further reductions.

The interest sensitivity profile of Republic at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.  Table 7 is representative only and is not a precise measurement of the effect of changing interest rates on Republic’s net interest income in the future.

Table 7 - Interest Rate Sensitivity

	June 30, 2002
	Decrease in Rates			Increase in Rates
	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
	(dollars in thousands)

Projected interest income
Loans, excluding fees	$77,675	$80,148	$83,794	$87,330	$90,830
Investments	11,004	12,404	14,256	16,057	17,910
Short-term investments	103	255	322	390	451
Total interest income	88,782	92,807	98,372	103,777	109,191

Projected interest expense
Deposits	19,019	20,510	23,506	28,230	32,341
Securities sold under agreements to repurchase	1,125	1,714	3,017	4,902	6,793
Other borrowed funds	12,936	13,224	13,511	13,883	14,371
Total interest expense	33,080	35,448	40,034	47,015	53,505

Net interest income	$55,702	$57,359	$58,338	$56,762	$55,686
Change from base	$(2,636)	$(979)		$(1,576)	$(2,652)
% Change from base	(4.52)%	(1.68)%		(2.70)%	(4.55)%

	December 31, 2001
	Decrease in Rates			Increase in Rates
	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
	(dollars in thousands)

Projected interest income
Loans, excluding fees	$82,075	$85,238	$88,517	$92,130	$95,945
Investments	9,374	10,540	11,958	13,333	15,064
Short-term investments	165	360	969	1,614	1,893
Total interest income	91,614	96,138	101,444	107,077	112,902

Projected interest expense
Deposits	16,068	17,550	20,071	23,919	27,642
Securities sold under agreements to repurchase	2,550	3,355	5,286	8,505	11,730
Other borrowed funds	15,871	15,992	16,113	16,124	16,204
Total interest expense	34,489	36,897	41,470	48,548	55,576

Net interest income	$57,125	$59,241	$59,974	$58,529	$57,326
Change from base	$(2,849)	$(733)		$(1,445)	$(2,648)
% Change from base	(4.75)%	(1.22)%		(2.41)%	(4.42)%

NEW ACCOUNTING PRONOUNCEMENTS

See discussion in Note 1 to financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information for this item is incorporated by reference to the Asset /Liability Management and Market Risks section on page 30 and 31 of Part 1, Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

PART II – OTHER INFORMATION

Item 2.        Changes in securities

During the first six months of 2002, Republic issued approximately 96,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock.  The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  The annual meeting of the shareholders of Republic Bancorp, Inc. was held on April 17, 2002.

(b)                                 The following nominees were elected directors:

Bernard M. Trager

Steven E. Trager

Scott Trager

Bill Petter

R. Wayne Stratton

Larry M. Hayes

Sandra Metts Snowden

Samuel G. Swope

Charles E. Anderson

(c)                                  The tabulation of votes for each director nominee was as follows:

Director	For	Withheld

Bernard M. Trager	30,068,820.383	500,623.000

Steven E. Trager	30,081,684.383	487,759.000

Scott Trager	29,930,319.383	639,124.000

Bill Petter	30,235,323.383	334,120.000

R. Wayne Stratton	30,267,720.383	301,723.000

Larry M. Hayes	30,396,827.383	172,616.000

Sandra Metts Snowden	30,398,123.045	171,320.338

Samuel G. Swope	30,109,315.045	460,128.338

Charles E. Anderson	30,392,827.283	176,616.000

Item 6.        Exhibits and Reports on Form 8-K

The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 36.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Republic Bancorp, Inc.
(Registrant)

Principal Executive Officer:

Date:	August 14, 2002	/s/ Steven E. Trager
Steven E. Trager
President & Chief Executive Officer

Principal Financial Officer:

Date:	August 14, 2002	/s/ Kevin Sipes
Kevin Sipes
Executive Vice President, Chief Financial Officer & Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Incorporated By Reference To

10.1	Lease between Republic Bank & Trust Company and Teeco Properties, dated May 1, 2002, as amended relating to 601 West Market Street	Filed as Exhibit 10.1 on page 35 of this Form 10-Q for the period ended June 30, 2002

11	Statement Regarding Computation of Per Share Earnings	Filed as Exhibit 11 on page 36 of this Form 10-Q for the period ended June 30, 2002

15	Awareness Letter	Filed as Exhibit 15 on page 37 of this Form 10-Q for the period ended June 30, 2002

99.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed as Exhibit 99.1 on page 38 of this Form 10-Q for the period ended June 30, 2002