Form 10-Q
period 2002-09-30
REPUBLIC BANCORP INC /KY/
filed 2002-11-13
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

☒ Yes ☐ No

The number of shares outstanding of the issuer’s class of common stock as of the latest practicable date: 14,845,215 shares of Class A Common Stock and 1,982,009 shares of Class B Common Stock as of November 6, 2002.

The Exhibit index is on page 36.  This filing contains 41 pages (including this facing sheet).

REPUBLIC BANCORP, INC.

FORM 10-Q

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders

Republic Bancorp, Inc.

Louisville, Kentucky

We have reviewed the consolidated balance sheet of Republic Bancorp, Inc. as of September 30, 2002, the related consolidated statements of income and comprehensive income for the quarters and nine months ended September 30, 2002 and 2001, the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, and the consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2002.  These financial statements are the responsibility of the Company’s management.

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

Crowe, Chizek and Company LLP

Louisville, Kentucky

November 8, 2002

PART I

ITEM 1

REPUBLIC BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)

	September 30 2002	December 31 2001

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$32,893	$35,569
Federal funds sold	9,800
Securities available for sale	219,982	211,599
Securities to be held to maturity	63,564	82,346
Mortgage loans held for sale	55,583	35,492
Loans, less allowance for loan losses of $9,194 (2002) and $8,607 (2001)	1,193,737	1,176,094
Federal Home Loan Bank stock	18,108	17,375
Premises and equipment, net	21,783	19,590
Other assets and accrued interest receivable	17,255	12,766

TOTAL	$1,632,705	$1,590,831

LIABILITIES:
Deposits:
Non-interest bearing	$159,998	$129,552
Interest bearing	855,904	736,806
Securities sold under agreements to repurchase	188,815	282,023
Other borrowed funds	262,069	296,950
Guaranteed preferred beneficial interests in Republic’s subordinated debentures		5,852
Other liabilities and accrued interest payable	18,455	14,533

Total liabilities	1,485,241	1,465,716

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value Class A and Class B Common stock, no par value	4,121	3,953
Additional paid-in capital	39,157	33,017
Retained earnings	104,562	90,873
Unearned shares in Employee Stock Ownership Plan	(2,751)	(3,005)
Accumulated other comprehensive income	2,375	277

Total stockholders’ equity	147,464	125,115

TOTAL	$1,632,705	$1,590,831

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
INTEREST INCOME:
Loans, including fees	$21,940	$24,605	$69,588	$78,618
Securities
Taxable	3,319	3,101	9,663	10,118
Non-taxable	2	3	7	9
Other	386	579	1,345	1,712
Total interest income	25,647	28,288	80,603	90,457

INTEREST EXPENSE:
Deposits	5,828	7,841	17,367	26,210
Securities sold under agreements to repurchase	739	1,871	2,569	7,342
Other borrowed funds	3,848	4,402	11,860	12,449
Total interest expense	10,415	14,114	31,796	46,001

NET INTEREST INCOME	15,232	14,174	48,807	44,456

PROVISION FOR LOAN LOSSES	265	569	1,489	2,206

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,967	13,605	47,318	42,250

NON-INTEREST INCOME:
Service charges on deposit accounts	2,109	1,622	5,937	4,410
Electronic refund check fees	38	13	3,179	2,075
Title insurance commissions	508	371	1,399	1,040
Net gain on sale of mortgage loans	1,670	1,554	4,558	3,775
Net gain on sale of securities	1,559	159	1,559	1,313
Other	643	500	1,842	1,439
Total non-interest income	6,527	4,219	18,474	14,052

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,676	6,401	21,465	19,444
Occupancy and equipment	2,499	2,278	7,158	6,855
Computer services	415	272	1,170	840
Communication and transportation	596	567	1,833	1,714
Marketing and development	769	622	2,010	1,895
Bankshares tax	436	378	1,290	1,135
Legal fees	102	278	153	766
Supplies	316	262	824	854
FHLB prepayment	1,381		1,381
Other	950	1,121	3,174	3,318
Total non-interest expense	14,140	12,179	40,458	36,821

INCOME BEFORE INCOME TAXES	7,354	5,645	25,334	19,481

INCOME TAXES	2,623	1,933	8,937	6,524

NET INCOME	$4,731	$3,712	$16,397	$12,957

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain on securities	$1,525	$1,392	$3,096	$3,146
Reclassification of realized amount	(998)	(100)	(998)	(859)
Net unrealized gain recognized in comprehensive income	527	1,292	2,098	2,287

COMPREHENSIVE INCOME	$5,258	$5,004	$18,495	$15,244

EARNINGS PER SHARE
Class A	$0.28	$0.23	$0.99	$0.80
Class B	$0.28	$0.23	$0.98	$0.79

DILUTED EARNINGS PER SHARE
Class A	$0.28	$0.22	$0.96	$0.77
Class B	$0.27	$0.22	$0.95	$0.76

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share data)

	Common Stock			Additional Paid-In Capital	Retained Earnings	Unearned Shares in Empl. Stock Ownership Plan	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Class A Shares	Class B Shares	Amount

BALANCE, January 1, 2002	14,027	2,079	$3,953	$33,017	$90,873	$(3,005)	$277	$125,115

Conversion of Class B to Class A	100	(100)

Conversion of guaranteed preferred beneficial interests in Republic’s subordinated debentures into Class A Common Stock	508		121	4,956				5,077

Stock Options exercised, net of stock redeemed	194	4	47	1,203	(163)			1,087

Dividend declared
Common:
Class A ($0.154 per share)					(2,264)			(2,264)
Class B ($0.140 per share)					(281)			(281)

Commitment of 19,694 shares to be released under the Employee Stock Ownership Plan	20			(19)		254		235

Net change in accumulated other comprehensive income (loss)							2,098	2,098

Net Income					16,397			16,397

BALANCE, September 30, 2002	14,849	1,983	$4,121	$39,157	$104,562	$(2,751)	$2,375	$147,464

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (in thousands)

	2002	2001
OPERATING ACTIVITIES:
Net income	$16,397	$12,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	3,106	2,749
FHLB stock dividends	(733)	(903)
Provision for loan losses	1,489	2,206
Net gain on sale of securities	(1,559)	(1,313)
Net gain on sale of mortgage loans	(4,558)	(3,775)
Proceeds from sale of mortgage loans held for sale	480,128	349,822
Origination of mortgage loans held for sale	(495,661)	(355,939)
Employee Stock Ownership Plan expense	235	183
Changes in assets and liabilities:
Accrued interest receivable and other assets	(4,850)	2,026
Accrued interest payable and other liabilities	3,693	5,353
Net cash provided by (used in) operating activities	(2,313)	13,366

INVESTING ACTIVITIES:
Purchases of securities available for sale	(242,457)	(167,597)
Purchases of securities to be held to maturity	(34,089)	—
Proceeds from maturities of securities to be held to maturity	52,848	124
Proceeds from maturities and paydowns of securities available for sale	178,811	120,895
Proceeds from sales of securities available for sale	59,787	102,063
Net increase in loans	(19,852)	(32,332)
Purchases of premises and equipment, net	(5,062)	(2,742)
Net cash provided by (used in) investing activities	(10,014)	20,411

FINANCING ACTIVITIES:
Net change in deposits	110,060	(16,572)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(53,724)	(40,545)
Payments on other borrowed funds	(70,232)	(74,851)
Proceeds from other borrowed funds	35,351	126,630
Proceeds from common stock options exercised, net of redemptions	1,087	453
Repurchase of Class A Common Stock	—	(7,741)
Redemption of the Company’s guaranteed preferred beneficial Interests in Republic’s subordinated debentures	(775)	—
Cash dividends paid	(2,316)	(2,140)
Net cash provided by (used in) financing activities	19,451	(14,766)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,124	19,011

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,569	40,215

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,693	$59,226

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$32,342	$47,144

Income taxes	$8,679	$3,486

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$720	$501

Transfers from securities to be held to maturity to securities available for sale	$—	$102,153

Conversion of the Company’s guaranteed beneficial interests in Republic’s subordinated debentures to Class A Common Stock	$5,077	$—

Client transfers from securities sold under agreements to repurchase to deposits	$39,484	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ending September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic’s annual report on Form 10-K for the year ended December 31, 2001.

New Accounting Pronouncements – A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after September 30, 2001.  Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill.  Identifiable intangible assets must be separated from goodwill.  Under the new standard, amortization will occur for identifiable intangible assets with finite useful lives, whereas goodwill, both amounts previously recorded and future amounts purchased, have ceased being amortized as of the beginning of 2002.  Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value.  Adoption of this standard on January 1, 2002 did not have a material effect on the Republic’s financial statements.

On July 1, 2002, Republic became subject to new accounting guidance for certain commitments to originate loans. The new guidance requires loan commitments related to the origination of mortgage loans held for sale to be accounted for as derivative instruments. Republic also enters into agreements to sell loans for amounts and terms offsetting the interest rate risk of loans held for sale and loan commitments expected to close, and the agreements to sell loans are also accounted for as derivative instruments.  Accordingly, the impact of adopting this guidance was not material.

On October 1, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions.”  SFAS No. 147 is effective October 1, 2002, and may be early applied.  SFAS No. 147 supersedes SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.”  SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises.  Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.”  If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institution acquisitions is to be reclassified to goodwill upon adoption of this Statement.  Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements.  The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142.  Adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Company’s consolidated financial position or results of operations.

Reclassifications - Certain amounts have been reclassified in the prior period financial statements to conform to the current period classifications.

2.  SECURITIES

Securities Available For Sale:

	September 30, 2002
	(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$68,961	$868	$(7)	$69,822
Mortgage-backed securities	147,423	2,818	(81)	150,160

Total securities available for sale	$216,384	$3,686	$(88)	$219,982

	December 31, 2001
	(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$31,542	$481		$32,023
Mortgage-backed securities	179,636	798	$(858)	179,576

Total securities available for sale	$211,178	$1,279	$(858)	$211,599

Securities To Be Held To Maturity:

	September 30, 2002
	(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$3,192	$8	$(14)	$3,186
Obligations of state and political subdivisions	100	2	—	102
Mortgage-backed securities	60,272	91	(68)	60,295

Total securities to be held to maturity	$63,564	$101	$(82)	$63,583

	December 31, 2001
	(in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$50,995		$(37)	$50,958
Obligations of state and political subdivisions	200	$3		203
Mortgage-backed securities	31,151	10	(7)	31,154

Total securities to be held to maturity	$82,346	$13	$(44)	$82,315

Securities having an amortized cost of $248 million and $234 million and a fair value of $251 million and $234 million at September 30, 2002 and December 31, 2001, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes.

3.  LOANS

	September 30, 2002	December 31, 2001
	(in thousands)

Residential real estate	$533,899	$571,959
Commercial real estate	395,987	360,056
Real estate construction	68,204	70,870
Commercial	29,901	30,627
Consumer	28,657	26,905
Home equity	147,163	125,360
Total loans	1,203,811	1,185,777

Less:
Unamortized loan fees	880	1,076
Allowance for loan losses	9,194	8,607

Loans, net	$1,193,737	$1,176,094

The following table sets forth the changes in the allowance for loan losses:

	Three months ended Sept. 30		Nine Months ended Sept. 30
	2002	2001	2002	2001
	(in thousands)

Balance, beginning of period	$9,165	$7,902	$8,607	$7,862
Provision charged to income	265	569	1,489	2,206
Charge-offs	(408)	(435)	(3,179)	(2,806)
Recoveries	172	513	2,277	1,287

Balance, end of period	$9,194	$8,549	$9,194	$8,549

Republic utilizes eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank.  At September 30, 2002 and December 31, 2001, Republic had $487 million and $526 million, respectively, in first lien 1-4 family residential real estate loans pledged to the Federal Home Loan Bank to secure advances and letters of credit.  The Company had $39 million and $12 million, respectively, in multi-family commercial real estate loans pledged at September 30, 2002 and December 31, 2001 to the FHLB.  At September 30, 2002, Republic also had $112 million in home equity lines of credit pledged to the FHLB, as well.

Information about Republic’s investment in impaired loans is as follows:

	September 30, 2002	December 31, 2001
	(in thousands)

Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	—	104

Total	$—	$104

Amount of the allowance for loan losses allocated	$—	$26

Average of impaired loans during the period	34	707

Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—

4.  DEPOSITS

	September 30, 2002	December 31, 2001
	(in thousands)

Demand (NOW and Super NOW and Money Market)	$277,839	$140,609
Internet money market accounts	56,237	44,838
Savings	21,588	16,293
Money market certificates of deposit	85,907	155,601
Individual retirement accounts	37,298	34,299
Certificates of deposit, $100,000 and over	117,106	87,154
Other certificates of deposit	259,929	258,012

Total interest bearing deposits	855,904	736,806

Total non-interest bearing deposits	159,998	129,552

Total	$1,015,902	$866,358

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

	September 30, 2002	September 30, 2001
	(dollars in thousands)

Average outstanding balance	$233,916	$247,241
Average interest rate	1.46%	3.96%
Maximum outstanding at month end	$292,941	$240,558

6.  OTHER BORROWED FUNDS

	September 30 2002	December 31 2001
	(in thousands)
Federal Home Loan Bank convertible fixed rate advances with weighted average interest rate of 5.17%(1)	$115,000	$140,000

Federal Home Loan Bank fixed interest rate advances, with weighted average interest rate of 5.15% at September 30, 2002, due through 2031	147,069	156,950

Total	$262,069	$296,950

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

During September 2002, the Company elected to prepay a $25 million advance with a coupon of 6.40% and a scheduled maturity of November 2003.  The Company recognized a one-time penalty of $1.4 million on the transaction.

Aggregate future principal payments on borrowed funds as of September 30, 2002 are as follows:

Year
(in thousands)

2002	$—
2003	60,221
2004	9,000
2005	35,000
2006 and beyond	157,848

Total	$262,069

7.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations are presented below.

Class A and B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock, if any, results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock.  The aggregate dividend premiums paid for the third quarter of 2002 and 2001 were approximately $0.005 and $0.004, respectively.  The aggregate dividend premiums paid on Class A Common Stock for the first nine months of 2002 and 2001 were approximately $0.014 and $0.012, respectively.

	Three months ended September 30		Nine Months ended September 30
	2002	2001	2002	2001
(in thousands, except per share data)

Earnings Per Share:
Net Income available to common stockholders	$4,731	$3,712	$16,397	$12,957

Weighted average shares outstanding	16,816	16,022	16,572	16,141

Earnings per share, basic:
Class A	$0.28	$0.23	$0.99	$0.80
Class B	$0.28	$0.23	$0.98	$0.79

Diluted Earnings Per Share:
Net Income available to common stockholders	$4,731	$3,712	$16,397	$12,957
Add: Interest expense, net of tax benefit, on assumed conversion of guaranteed preferred beneficial interests in Republic’s subordinated debentures		85	79	256

Net Income available to common stockholders assuming conversion	$4,731	$3,797	$16,476	$13,213

Weighted average shares outstanding	16,816	16,022	16,572	16,141
Add dilutive effects of assumed conversion and exercise:
Convertible guaranteed preferred beneficial interest in Republic’s subordinated debentures		612	195	627
Stock options	247	448	359	367

Weighted average shares and dilutive potential shares outstanding	17,063	17,082	17,126	17,135

Diluted earnings per share:
Class A	$0.28	$0.22	$0.96	$0.77
Class B	$0.27	$0.22	$0.95	$0.76

Stock options for 188,000 and 199,000 shares of Class A Common Stock, respectively, were excluded from the three months ended September 30, 2002 and 2001 earnings per share assuming dilution because their impact was antidilutive.

Stock options for 195,000 and 210,000 shares of Class A Common Stock, respectively, were excluded from the nine months ended September 30, 2002 and 2001 earnings per share assuming dilution because their impact was antidilutive.

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

The accounting policies used are the same as those described in the summary of significant accounting policies. Income taxes and indirect expenses are allocated based on revenue.  Transactions among segments are made at fair value.  Referral fees paid to the Bank by the Mortgage Banking operations are reflected in other revenue.  Information reported internally for performance assessment follows:

	Three Months Ended September 30, 2002
	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals
(in thousands)

Net interest income	$14,978	$27	$227	$15,232
Provision charged for loan losses	247	18		265
Electronic refund check fees		38		38
Net gain on sale of mortgage loans			1,670	1,670
Other revenue	5,773	5	(959)	4,819
Income tax expense	2,359	12	252	2,623
Segment profit	4,912	(515)	334	4,731
Segment assets	1,597,774	2,409	32,522	1,632,705

	Three Months Ended September 30, 2001
	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals
(in thousands)

Net interest income	$13,945	$13	$216	$14,174
Provision charged for loan losses	569			569
Electronic refund check fees		13		13
Net gain on sale of mortgage loans			1,554	1,554
Other revenue	3,185	9	(542)	2,652
Income tax expense	1,852	(205)	286	1,933
Segment profit	3,613	(452)	551	3,712
Segment assets	1,493,584	1,423	19,079	1,514,086

	Nine Months Ended September 30, 2002
	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals
(in thousands)

Net interest income	$44,616	$3,545	$646	$48,807
Provision for loan losses	1,416	73		1,489
Electronic refund check fees		3,179		3,179
Net gain on sale of mortgage loans			4,558	4,558
Other revenue	13,054	57	(2,374)	10,737
Income tax expense	6,663	1,637	637	8,937
Segment profit	12,225	3,003	1,169	16,397
Segment assets	1,597,774	2,409	32,522	1,632,705

	Nine Months Ended September 30, 2001
	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals
(in thousands)

Net interest income	$40,591	$3,282	$583	$44,456
Provision for loan losses	1,137	1,069		2,206
Electronic refund check fees		2,075		2,075
Net gain on sale of mortgage loans			3,775	3,775
Other revenue	9,778	24	(1,600)	8,202
Income tax expense	5,207	725	592	6,524
Segment profit	10,341	1,439	1,177	12,957
Segment assets	1,493,584	1,423	19,079	1,514,086

PART 1

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc. (“Republic” or the “Company”), headquartered in Louisville, Kentucky, was incorporated on January 2, 1974.  Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (collectively “Bank”) are commercial banking and trust corporations organized and chartered under the laws of the Commonwealth of Kentucky and state of Indiana, respectively.  Republic Bank & Trust Company is headquartered in Louisville, Kentucky and provides banking services through 23 banking centers throughout Kentucky.  Republic Bank & Trust Company of Indiana is headquartered in Clarksville, Indiana and conducts its banking business through 2 banking centers in southern Indiana.  The activities of the Company include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities, tax refund processing services, deferred deposit transactions, trust and insurance services.  The Banks’ lending services include the origination of real estate, commercial and consumer loans.  Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, municipalities and corporations.  Governmental regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (and the Federal Reserve Bank of St. Louis) and the Kentucky and Indiana Departments of Financial Institutions.

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

OVERVIEW

Net income for the third quarter of 2002 was $4.7 million, up $1.0 million over the same period in 2001.  Third quarter diluted earnings per Class A Common share increased 27% over the same period in 2001, to $0.28.  Republic’s rise in earnings was primarily due to increased net interest income and service charges on deposit accounts as well as gains on the sale of securities.

Net income for the first nine months of 2002 was $16.4 million, up $3.4 million over the same period in 2001.  Nine months diluted earnings per Class A Common share increased from $0.77 as of September 30, 2001 to $0.96 for the first nine months of 2002.  Republic’s increased earnings were primarily due to increases in net interest income, the overall performance of the Company’s tax refund processing services, service charges on deposit accounts and gain on sale of loans into the secondary market.

Republic’s total assets remained consistent at $1.6 billion at September 30, 2002. Net loans increased $18 million from December 31, 2001 to $1.19 billion at September 30, 2002.  Residential real estate loans decreased $38 million during the first nine months of 2002 as market interest rates remained at relatively low levels.  This prompted a number of consumers to refinance existing bank level mortgage loans into long-term, fixed rate secondary market products.  Commercial real estate originations remained steady for the first nine months of 2002 with commercial real estate loans increasing by $36 million during the period.

DEFERRED DEPOSIT TRANSACTIONS

The Company is actively pursuing opportunities to expand its deferred deposit transaction business.  The Company has been conducting this business on a very limited basis since August 2001.  Deferred deposit transactions are transactions in which a customer typically receives a cash advance against his or her next paycheck in exchange for a postdated check for the advanced amount plus a fee.  The advance provider agrees to delay presentment of the check for payment until the advance due date, generally about two weeks from the advance date.  By or before the advance due date the customer can present cash in person for the amount of the advance plus a fee and receive their postdated check in return.  If the customer does not return to reclaim their check by the advance due date, the check is deposited.

These services are typically delivered through third party independently contracted marketers and servicers.  These third parties have at times experienced legal and or regulatory obstacles in some states where statutory changes have prohibited or limited their ability to conduct business without a financial institution partner.  This has provided opportunities for state-chartered commercial banks to enter the business with minimal capital outlays while at the same time affording banks with the opportunity to earn additional income from these non-traditional financial products. Based on Generally Accepted Accounting Principles (GAAP) these transactions are recorded as loans on the Company’s financial statements and the corresponding fees are recorded as a component of interest income on loans.  Management believes the Company has the size, technological resources and experience in the successful management of non-traditional product lines that makes the Company’s participation in the deferred deposit transaction business feasible.  Management does not anticipate income from deferred deposit transactions will have a material impact on the Company’s financial statements in the fourth quarter of 2002.

RESULTS OF OPERATIONS

Net Interest Income. For the third quarter of 2002 the Company was able to increase net interest income primarily through growth in earning assets.  While the loan portfolio decreased slightly during the first six months of 2002, the Company experienced moderate growth in the loan portfolio during the third quarter of 2002, principally in commercial real estate loans and home equity lines of credit.  The Company also reinvested cash received during 2002 from the sale of loans into the secondary market as well as prepayments, sales and calls on investment securities into mortgage-backed security products.  The increase in the balances of both loans and mortgage-backed securities was the significant factor in the Company’s overall increase in net interest income comparing the third quarter of 2002 to the same period in 2001.

For the first nine months of 2002, the Company was able to increase its net interest income through growth in interest earning assets and a decrease in cost of funds due to a reduction in short-term market interest rates compared to the same periods in 2001.   The growth in earning assets for the first nine months of 2002 was primarily in mortgage-backed securities as the Company reinvested excess cash into these types of securities due to their attractive spread.

The net interest margin was higher during the third quarter and first nine months of 2002 compared to the same periods in 2001.  However, continued downward repricing of the Bank’s adjustable rate mortgage portfolio and the early prepayment of higher yielding portfolio loans without a corresponding dollar for dollar downward repricing of the Bank’s interest bearing liabilities during the year has limited the Company’s ability to increase net interest income through rate.  As a result, management has elected to retain $60 million in fixed rate, 15-year residential real estate loans beginning in October 2002.  The Company will fund these loans through FHLB advances with $10 million borrowed on an overnight basis and the remaining $50 million borrowed with terms of two to six years.  Management anticipates earning an approximate spread of 2.25% during the first year of this transaction, which will positively affect the Company’s net interest income but will negatively impact the Company’s net interest spread and margin.

The Company also sold approximately $56 million in mortgage-backed investment securities and CMO’s during the third quarter of 2002 in anticipation of rapid prepayments due to declining long-term market interest rates.  These securities had a bond equivalent yield of 5.55% at the time of sale. As an additional response to declining long-term market interest rates and to reduce future borrowing costs, Republic prepaid a $25 million advance from the Federal Home Loan Bank with a coupon of 6.40%.  Management anticipates an overall positive effect on net interest income over the next twelve months as a result of these transactions.

Tables 1 and 2 provide detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the quarters and nine months ended September 30, 2002 and 2001.

Table 1 - Average Balance Sheet Rates for Three Months Ended September 30, 2002 and 2001 (dollars in thousands)

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
	Average Balance(1)	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning Assets:

U.S. Treasury and U.S. Government Agency Securities	$48,146	$461	3.83%	$51,934	$706	5.44%

State and Political Subdivision Securities	134	2	5.97%	200	3	6.00%

Other Investments	18,104	219	4.84%	21,874	370	6.77%

Mortgage-Backed Securities	266,803	2,866	4.30%	175,685	2,326	5.30%

Federal Funds Sold and Securities Purchased Under Agreements to Resell	36,027	159	1.77%	33,262	278	3.34%

Total Loans and Fees	1,209,710	21,940	7.25%	1,189,103	24,605	8.28%

Total Earning Assets	1,578,924	25,647	6.50%	1,472,058	28,288	7.69%

Less: Allowance for Loan Losses	(9,176)			(7,929)

Non-Earning Assets:

Cash and Due From Banks	30,666			27,721

Bank Premises and Equipment, Net	21,754			19,409

Other Assets	17,167			12,591

Total Assets	$1,639,335			$1,523,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest Bearing Liabilities:

Transaction Accounts	$194,269	$606	1.25%	$218,309	$1,202	2.20%

Money Market Accounts	237,665	879	1.48%	109,147	871	3.19%

Individual Retirement Accounts	36,754	403	4.39%	34,259	506	5.91%

Certificates of Deposit and Other Time Deposits	382,097	3,940	4.12%	369,256	5,262	5.70%

Securities sold under Agreements to Repurchase	203,147	739	1.46%	242,797	1,871	3.08%

Other Borrowings	277,741	3,848	5.54%	297,785	4,402	5.91%

Total Interest Bearing Liabilities	1,331,673	10,415	3.13%	1,271,553	14,114	4.44%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits	143,298			114,573

Other Liabilities	17,533			16,246

Stockholders’ Equity	146,831			121,478

Total Liabilities and Stockholders’ Equity	$1,639,335			$1,523,850

Net Interest Income		$15,232			$14,174

Net Interest Spread			3.37%			3.25%

Net Interest Margin			3.86%			3.85%

(1) For the purposes of calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

Table 2- Average Balance Sheet Rates for Nine Months Ended September 30, 2002 and 2001 (dollars in thousands)

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Average Balance(1)	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning Assets:

U.S. Treasury and U.S. Government Agency Securities	$40,890	$1,307	4.26%	$71,750	$3,026	5.62%

State and Political Subdivision Securities	178	7	5.24%	242	9	4.96%

Other Investments	17,862	635	4.74%	30,409	1,491	6.54%

Mortgage-Backed Securities	255,345	8,356	4.36%	153,201	6,500	5.66%

Federal Funds Sold and Securities Purchased Under Agreements to Resell	55,461	710	1.71%	25,869	813	4.19%

Total Loans and Fees	1,193,901	69,588	7.77%	1,181,145	78,618	8.87%

Total Earning Assets	1,563,637	80,603	6.87%	1,462,616	90,457	8.25%

Less: Allowance for Loan Losses	(8,989)			(7,886)

Non-Earning Assets:

Cash and Due From Banks	30,718			26,456

Bank Premises and Equipment, Net	20,849			19,387

Other Assets	14,523			12,786

Total Assets	$1,620,738			$1,513,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest Bearing Liabilities:

Transaction Accounts	$150,280	$937	0.83%	$202,347	$4,079	2.69%

Money Market Accounts	221,151	2,334	1.41%	115,770	3,448	3.97%

Individual Retirement Accounts	36,569	1,269	4.63%	33,376	1,503	6.00%

Certificates of Deposit and Other Time Deposits	390,050	12,827	4.38%	387,215	17,180	5.92%

Securities Sold Under Agreements to Repurchase	233,916	2,569	1.46%	247,241	7,342	3.96%

Other Borrowings	283,245	11,860	5.58%	279,001	12,449	5.95%

Total Interest Bearing Liabilities	1,315,211	31,796	3.22%	1,264,950	46,001	4.85%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits	147,735			114,196

Other Liabilities	18,203			14,584

Stockholders’ Equity	139,589			119,629

Total Liabilities and Stockholders’ Equity	$1,620,738			$1,513,359

Net Interest Income		$48,807			$44,456

Net Interest Spread			3.64%			3.40%

Net Interest Margin			4.16%			4.05%

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

Table 3 - Volume/Rate Variance Analysis (in thousands)

	Three months ended September 30, 2002 Compared to Three months ended September 30, 2001			Nine Months ended September 30, 2002 Compared to Nine Months ended September 30, 2001
	Increase/(Decrease) due to			Increase/(Decrease) due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
Interest Income:

U.S. Treasury and Government Agency Securities	$(245)	$(48)	$(197)	$(1,719)	$(1,100)	$(619)

State and Political Subdivision Securities	(1)	(1)		(2)	(2)

Other Investments	(151)	(57)	(94)	(856)	(514)	(342)

Mortgage-Backed Securities	540	1,039	(499)	1,856	3,595	(1,739)

Federal Funds Sold and Securities Purchased Under Agreements to Resell	(119)	22	(141)	(103)	567	(670)

Total Loans and Fees(1)(2)	(2,665)	420	(3,085)	(9,030)	841	(9,871)

Net Change in Interest Income	(2,641)	1,375	(4,016)	(9,854)	3,387	(13,241)

Interest Expense:

Interest Bearing Transaction Accounts	(596)	(121)	(475)	(3,142)	(853)	(2,289)

Money Market Accounts	8	648	(640)	(1,114)	1,953	(3,067)

Individual Retirement Accounts	(103)	35	(138)	(234)	134	(368)

Certificates of Deposit and Other Time Deposits	(1,322)	177	(1,499)	(4,353)	125	(4,478)

Securities Sold Under Agreements to Repurchase	(1,132)	(267)	(865)	(4,773)	(376)	(4,397)

Other Borrowings	(554)	(287)	(267)	(589)	187	(776)

Net Change in Interest Expense	(3,699)	185	(3,884)	(14,205)	1,170	(15,375)

Increase in Net Interest Income	$1,058	$1,190	$(132)	$4,351	$2,217	$2,134

(1)           The amount of fees on loans in total interest income was approximately $496 and $680 for the quarters ended September 30, 2002 and 2001, respectively.

(2)           The amount of fees on loans in total interest income was approximately $4,994 and $4,841 for the nine months ended September 30, 2002 and 2001, respectively.

Non-Interest Income.  Non-interest income increased 55% for the third quarter ended September 30, 2002 compared to the third quarter of 2001, primarily due to a one-time gain on sale of securities and an increase in service charges on deposit accounts.  Non-interest income increased 31% for the nine months ended September 30, 2002 compared to the first nine months of 2001, due primarily to increases in gain on sale of loans into the secondary market, electronic refund check fees, title insurance commissions and service charges on deposit accounts.

Service charges on deposit accounts increased 30% during the third quarter and 35% during the first nine months of 2002 compared to the same periods in 2001, due primarily to an increase in the number of transaction accounts.  The Company increased its transaction-account customer base during the first nine months of 2002 through new banking center locations and promotions, direct-mail solicitations, marketing initiatives and cross-sell opportunities created by 1-4 family loan origination volume.

Electronic refund check (ERC) fees increased $1.1 million for the first nine months of 2002 compared to the same period in 2001.  This increase was due primarily to a substantial increase in overall ERC volume compared to prior year resulting from successful marketing efforts during 2001.  Substantially all ERC revenue is recognized during the first quarter of each calendar year.

Title insurance commissions increased $137,000 and $359,000, respectively, for the third quarter and nine months ended September 30, 2002, compared to the same periods in 2001.  Title insurance commissions are earned when title insurance policies are sold to clients on newly originated real estate secured loans.  Since a substantial portion of these commissions are earned on policies relating to 1-4 family real estate loans, the income closely correlates to 1-4 family loan origination volume, which was higher during the third quarter and nine months ended September 30, 2002 compared to the same periods in 2001.

Net gain on sale of loans increased $116,000 and $783,000, respectively, for the third quarter and nine months ended September 30, 2002 compared to the same periods in 2001.  While fixed-rate, secondary market loan origination volume began to slow during the second quarter of 2002, further reductions in long-term market interest rates resulted in an increase in activity during the third quarter of this year.   Overall, the Bank originated $198 million and $496 million in mortgage loans held for sale during the third quarter and nine months ended September 30, 2002 compared to $116 million and $356 million during the same periods in 2001.  Management anticipates that origination volume in the fourth quarter of 2002 will likely remain at or above the level achieved during the third quarter of 2002 even though the Company will retain $60 million in fixed-rate, 15-year mortgages that it has traditionally sold into the secondary market.

Net gain on sale of securities was $1.6 million for all periods to date in 2002 compared to $159,000 and $1.3 million during the third quarter and nine-month period ended September 30, 2001, respectively.  Management elected to sell a portion of the Company’s securities during the third quarter of 2002 to help mitigate the risk of prepayment of these securities, which could negatively impact their contribution to net interest income over the long term.  (For further discussion see section on securities available for sale within this document.)

Non-Interest Expense.  Non-interest expense increased during the third quarter and nine-month period ended September 30, 2002 compared to the same periods in 2001.   The most significant factors comprising the increase in non-interest expense for the third quarter of 2002 was a rise in salaries and benefits expense, as well as a one-time prepayment penalty on the early termination of an advance from the Federal Home Loan Bank.

The increase in salaries and benefits was attributable to annual merit increases and associated incentive compensation accruals, additional seasonal staff at Refunds Now and additional staff to support the strong loan origination volume attained during the first quarter of 2002.   In addition, the Company opened a new, fully-staffed banking center in New Albany, Indiana during the first quarter of 2002 and opened two new fully-staffed banking centers in Louisville, Kentucky, during the third quarter of 2002.  Total full-time equivalent employees (FTE’s) increased to 560 at September 30, 2002 from 513 at September 30, 2001.  Management anticipates a continued increase in salary and occupancy expenses over the next year due to the planned opening of four new banking centers during the first nine months of 2003.  The Company also continues to explore the possibility of opening additional units in the coming year, as well.

The Company also recognized a one-time prepayment penalty of $1.4 million on the early termination of a $25-million FHLB advance.  (For further information see section on other borrowed funds in this document.)

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

Securities available for sale.  Securities available for sale primarily consists of U.S. Government Agency obligations, which include agency mortgage-backed securities and collateralized mortgage obligations (CMO’s). The agency mortgage-backed securities (MBS’s) consist of 15-year fixed, 7-year balloons and 5-year balloons as well as other adjustable rate mortgage securities, underwritten and guaranteed by GNMA, FHLMC and FNMA.  Agency collateralized mortgage obligations (CMO’s) are also held in the investment portfolio.  The Company’s CMO’s are floating rate securities which adjust monthly.

Securities available for sale increased from $212 million at December 31, 2001 to $220 million at September 30, 2002.   The increase in the available for sale portfolio was primarily in government agency debt including MBS’s and CMO’s. The Company sold approximately $56 million in mortgage-backed investment securities and CMO’s during the third quarter of 2002 in anticipation of rapid prepayments due to declining long-term market interest rates.  These securities had a bond equivalent yield of 5.55% at the time of sale and the Company recognized a gain on sale of $1.6 million.   (For further information regarding the effect of this transaction on net interest income, see section on net interest income in this document.)

Securities to be held to maturity.   Securities in the held to maturity portfolio decreased from $82 million at December 31, 2001 to $64 million at September 30, 2002.  The decrease was primarily the result of a maturity of a short-term U.S. Treasury bill of $50 million, which was purchased in December 2001 for liquidity purposes.  The Bank purchased approximately $32 million in CMO’s during first nine months of 2002, which are subject to monthly repricing and classified as held to maturity.

Mortgage loans held for sale.   Mortgage loans held for sale is primarily comprised of fixed-rate, 1-4 family residential loans the Company intends to sell into the secondary market.  Management has traditionally elected to sell the majority of its fixed-rate 1-4 family residential loans into the secondary market in order to reduce its exposure to market interest rate risk.  Mortgage loans held for sale increased to $56 million at September 30, 2002 due primarily to an increase in 1-4 family secondary market loan originations during the third quarter of 2002.  (See discussion of gain on sale of loans in non-interest income section of this document.)

Loans.   Net loans, primarily consisting of secured real estate loans, increased by $18 million to $1.19 billion at September 30, 2002.  Republic’s commercial real estate lending portfolio increased $36 million from December 31, 2001 as the Bank’s commercial real estate loan production rose during the third quarter of 2002.  The rise in commercial real estate lending was the result of increased advertising during the third quarter of 2002 and management’s decision to offer more competitive pricing for higher quality commercial real estate loan clients.

Residential real estate loans declined $38 million as a result of continued refinance activity into secondary market eligible fixed rate loan products.  Management did moderate the pricing of 1-4 family adjustable-rate portfolio loans in April of this year which allowed the Company to maintain its residential real estate portfolio outstandings during the most recent five months ended September 30, 2002.  Management has also decided to retain $60 million in 15-year fixed rate residential real estate loans that the Company traditionally sold into the secondary market.  These loans are anticipated to close during the fourth quarter of 2002.  (For further information regarding the effect of this transaction on net interest income, see section on net interest income in this document.)

Home equity loans increased $22 million during the first nine months of 2002 to $147 million.  The rise in outstandings was primarily the result of increased cross-sale opportunities in conjunction with the origination of the Company’s fixed-rate secondary market loan products.  During 2001 and the first nine months of 2002 the Company originated 3,500 new home equity lines of credit as a result these cross-sales opportunities representing $83 million outstanding at September 30, 2002.  Republic loan clients also had $127 million of all approved home equity lines of credit available for use at September 30, 2002.

Allowance and Provision for Loan Losses. Similar to the third quarter of 2001, the Company experienced a modest provision for loan losses during the third quarter of 2002.  For the nine months ended September 30, 2002, the provision for loan losses was $1.5 million compared to $2.2 million during the first nine months of 2001.    Included in the provision for loan losses were $45,000 and $1.1 million for Refund Anticipation Loans (RAL’s) during the first nine months of 2002 and 2001, respectively.  The substantial decrease in losses associated with RAL’s during the first nine months of 2002 was primarily the result of a significant reduction of errors in information received from government entities which is used to underwrite RAL’s.  The Company also received better than expected cross-collection of prior year losses.  This is largely due to the unusually high charge-offs experienced during 2001 that in turn led to increased recovery opportunities during the 2002 tax season.

The total allowance for loan losses increased $587,000 to $9.2 million from December 31, 2001 to September 30, 2002.  The allowance for loan losses was increased due to growth in commercial real estate lending, an overall change in the product mix within the loan portfolio, and in order to account for the modest increase in non-performing loans.  Management believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2002 and continues to monitor the commercial real estate loan portfolio closely, recognizing that commercial real estate loans generally carry a greater risk of loss than residential real estate loans.  Management believes that it provided an adequate component within the allowance for all loans.

Table 4 below depicts the allowance activity by loan type for the quarter and nine months ended September 30, 2002 and 2001.

Table 4 - Summary of Loan Loss Experience

	Three months ended September 30		Nine Months ended September 30
(in thousands)	2002	2001	2002	2001

Allowance for loan losses:
Balance-beginning of period	$9,165	$7,902	$8,607	$7,862

Charge-offs:
Real Estate
Residential	(183)	(318)	(560)	(471)
Commercial	(2)		(419)	(63)
Construction		(8)		(8)
Commercial	(42)	(73)	(294)	(114)
Consumer	(181)	(36)	(426)	(600)
Tax Refund Loans			(1,480)	(1,550)
Total	(408)	(435)	(3,179)	(2,806)

Recoveries:
Real Estate
Residential	34	104	87	105
Commercial		307	159	314
Construction	5		5
Commercial	17	3	259	16
Consumer	116	99	332	371
Tax Refund Loans			1,435	481
Total	172	513	2,277	1,287

Net charge-offs	(236)	78	(902)	(1,519)

Provision charged for loan losses	265	569	1,489	2,206

Allowance for loan losses:
Balance-end of period	$9,194	$8,549	$9,194	$8,549

Deposits.  Total deposits were $1.0 billion at September 30, 2002 compared to $866 million at December 31, 2001.  Non-interest bearing deposits increased $30 million since December 31, 2001 to $160 million. This increase is related to management’s continued focus on gathering lower cost funds through the Company’s free checking promotions and Cash Management services.

The Bank’s interest-bearing demand accounts, primarily NOW and money markets, increased $137 million during the first nine months of 2002 as the Company heavily promoted these products through increased advertising and premium rate offerings.  Approximately $39 million of this increase was attributable to clients with funds invested in securities sold under agreements to repurchase electing to move those funds into a higher yielding money market product.

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

Money market certificates of deposit decreased $70 million during the first nine months of 2002 as many clients began moving their funds into the Bank’s promotional products mentioned in the previous paragraphs because of the premium rates offered.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase and other short-term borrowings decreased $93 million. Approximately $39 million of this decline was due to a switch in product type by several clients into the Company’s higher yielding money market product.  The remaining decline was primarily due to decreases in a small number of the Company’s larger cash management accounts.  These accounts are subject to large periodic changes in balances; however, the Company continues to maintain positive banking relationships with each of these clients.

Other borrowed funds. Other borrowed funds consists primarily of advances from the Federal Home Loan Bank.   These borrowings decreased by $35 million at the end of September 2002 to $262 million.  The decrease in borrowings was a result of the maturity of a $30 million advance during August 2002 with a coupon of 6.96%.  The Company also elected to prepay a $25 million advance with a coupon of 6.40% during September of 2002 recognizing a one-time penalty of $1.4 million. The Company borrowed an additional $35 million in advances from the Federal Home Loan Bank during the first nine months of 2002 with a weighed average coupon of 3.76% and a weighted average maturity of 4.35 years.  (For further information regarding the effect of the prepayment of the FHLB advance on net interest income, see section on net interest income in this document.)

Approximately $147 million of the Company’s advances are fixed with original maturities ranging from two through five years. Of these fixed rate advances $60 million is scheduled to mature in January 2003 with a coupon of 5.88%.  Management will determine whether these advances will be refinanced or retired with excess cash at their maturities based on market conditions and the Company’s needs at that time.

The remaining $115 million in the Company’s borrowings consists of convertible advances with original fixed-rate periods ranging from one to five years and original maturities ranging from three to ten years.   At the end of their respective fixed-rate periods, the Federal Home Loan Bank has the right to convert the borrowings to floating-rate advances tied to LIBOR.  The Company has $25 million in these advances that are currently eligible to be converted on their quarterly repricing date.  Based on market conditions at this time, management does not believe these advances are likely to be converted in the near-term.   (See footnote 6 regarding other borrowed funds.)

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off.  Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due or earlier if they are deemed uncollectible.  At September 30, 2002, Republic had $37,000 in consumer loans 90 days or more past due compared to $89,000 at December 31, 2001.

The Bank’s level of delinquent loans decreased to 0.95% at September 30, 2002, down from 1.73% at December 31, 2001.  The improvement is primarily attributable to a small number of commercial real estate loans, past due at December 31, 2001, brought current prior to or as of September 30, 2002.  Republic experienced an increase in total non-performing loans from $5.6 million at December 31, 2001 to $8.6 million at September 30, 2002.  The increase in non-accrual loans was primarily in commercial real estate and residential real estate secured loans with a minimal risk of significant financial loss.  Other real estate owned (OREO) increased from $149,000 at December 31, 2001 to $340,000 at September 30, 2002.  Republic’s OREO remains an immaterial component of the Company’s overall balance sheet.

Table 5 provides information related to non-performing assets and loans 90 days or more past due.

Table 5 - Non-Performing Loans

(dollars in thousands)	September 30 2002	December 31 2001

Loans on non-accrual status	$8,077	$5,056
Loans past due 90 days or more	505	521

Total non-performing loans	8,582	5,577

Other real estate owned	340	149
Total non-performing assets	$8,922	$5,726

Percentage of non-performing loans to total loans	0.71%	0.47%
Percentage of non-performing assets to total loans	0.74%	0.48%

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loans have been written off or a specific allowance for loss has been provided).  Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount may not be collected.  Impaired loans, which are a component of loans on non-accrual status, decreased from $104,000 at December 31, 2001 to $0 at September 30, 2002.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand.  Funding and cash flows can also be realized from the available-for-sale portion of the securities portfolio and paydowns from the loan portfolio.  Republic’s banking centers and republicbank.com also provide access to retail deposit markets.  Traditionally, the Bank has utilized borrowings from the FHLB to supplement its funding requirements.  At September 30, 2002, the Bank had utilized substantially all of its borrowing capacity with the FHLB but will increase its borrowing line in the near-term as the origination of 1-4 family residential real estate portfolio loans will add to Republic’s collateral position at the FHLB.  The Bank has traditionally grown deposits through its retail banking centers and republicbank.com.  These retail deposits, if offered at attractive market rates, have historically been a source of funding when needed.  While Republic utilizes numerous funding sources in order to meet liquidity requirements, the Bank also has an additional $40 million available through approved unsecured line of credit facilities.  (See Note 6 regarding other borrowed funds for additional information on available credit lines).

CAPITAL

Total stockholders’ equity increased from $125 million at December 31, 2001 to $147 million at September 30, 2002. The increase in stockholders’ equity was primarily attributable to net income earned during the first nine months of 2002.  There was also a positive impact on accumulated other comprehensive income as a result of the increased value of the available for sale securities portfolio.  In addition, Stockholders’ equity increased as a result of stock options exercised by Republic’s employees and a $5.1 million conversion of the Company’s guaranteed preferred beneficial interests in Republic’s subordinated debentures into Class A Common Stock.  These debentures were already previously included as a component of capital for regulatory purposes. (For further discussion of the Company’s guaranteed preferred beneficial interests in Republic’s subordinated debentures see Note 8 of this report.)

Republic’s board of directors approved a Class A share repurchase program of 500,000 shares during 1998 and 1999.  Under the repurchase program, Republic repurchased approximately 456,000 shares prior to 2002 with a weighted-average cost of $10.09, and a total cost of $4.7 million.  Republic is authorized to buy back an additional 44,000 shares of Class A Common Stock under the current program as of September 30, 2002.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital. The Bank intends to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the FDIC.  Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic’s average capital to average assets ratio was 8.96% at September 30, 2002 compared to 7.96% at December 31, 2001.

Table 6 - Capital Ratios

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$154,020	13.82%	$89,145	8%	$111,432	10%
Republic Bank & Trust Company	144,112	13.18	87,495	8%	109,369	10%
Republic Bank & Trust Company of Indiana	5,402	26.18	1,651	8%	2,063	10%

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$144,826	13.00%	$44,573	4%	$66,859	6%
Republic Bank & Trust Company	135,150	12.36	43,747	4%	65,621	6%
Republic Bank & Trust Company of Indiana	5,170	25.06	825	4%	1,238	6%

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$144,826	8.83%	$65,573	4%	$81,967	5%
Republic Bank & Trust Company	135,150	8.35	64,733	4%	80,917	5%
Republic Bank & Trust Company of Indiana	5,170	21.87	946	4%	1,182	5%

Kentucky banking laws limit the amount of dividends that may be paid to the Parent Company by Republic Bank & Trust Company without prior approval of the Kentucky Department of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At September 30, 2002, Republic Bank & Trust Company had approximately $25 million of retained earnings that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval.

Indiana banking laws prohibit the payment of dividends to the Parent Company by Republic Bank & Trust Company of Indiana no sooner than May 2004 without prior approval of the Indiana Department of Financial Institutions.  These laws also require a minimum Tier I Capital ratio of 8% to be maintained until May 2004.

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

Republic’s interest sensitivity profile improved slightly from December 31, 2001 to September 30, 2002.  Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, Republic’s base net interest income would decrease by an estimated 1.06% at September 30, 2002 compared to a decrease of 1.22% at December 31, 2001.  Given a 100 basis point increase in the yield curve Republic’s base net interest income would decrease by an estimated 2.02% at September 30, 2002 compared to a decrease of 2.41% at December 31, 2001.

Historically, Republic’s net interest margin declined in a rising interest rate environment.  While this fact remains, the Company greatly improved its risk position from rising interest rates by extending advances from the Federal Home Loan Bank starting in 2001.  The Company has generally maintained this improved risk position through the first nine months of 2002.  In a declining interest rate environment, the Company’s net interest income has historically increased.  Given the current low level of market interest rates, however, the Company may not experience a corresponding improvement in net interest income from a further decline in market interest rates as the interest paid on selected deposit products may not be subject to further reductions.

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

Table 7 - Interest Rate Sensitivity

	September 30, 2002
	Decrease in Rates			Increase in Rates
	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
	(dollars in thousands)

Projected interest income
Loans, excluding fees	$80,716	$83,266	$85,696	$89,151	$92,707
Investments	8,937	10,285	11,918	13,791	15,747
Short-term investments	113	305	905	1,363	1,765
Total interest income	89,766	93,856	98,519	104,305	110,219

Projected interest expense
Deposits	17,653	19,164	21,626	26,067	30,015
Securities sold under agreements to repurchase	1,303	2,046	3,316	5,508	7,704
Other borrowed funds	12,994	13,250	13,542	13,908	14,273
Total interest expense	31,950	34,460	38,484	45,483	51,992

Net interest income	$57,816	$59,396	$60,035	$58,822	$58,227
Change from base	$(2,219)	$(639)		$(1,213)	$(1,808)
% Change from base	(3.70)%	(1.06)%		(2.02)%	(3.01)%

	December 31, 2001
	Decrease in Rates			Increase in Rates
	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
	(dollars in thousands)

Projected interest income
Loans, excluding fees	$82,075	$85,238	$88,517	$92,130	$95,945
Investments	9,374	10,540	11,958	13,333	15,064
Short-term investments	165	360	969	1,614	1,893
Total interest income	91,614	96,138	101,444	107,077	112,902

Projected interest expense
Deposits	16,068	17,550	20,071	23,919	27,642
Securities sold under agreements to repurchase	2,550	3,355	5,286	8,505	11,730
Other borrowed funds	15,871	15,992	16,113	16,124	16,204
Total interest expense	34,489	36,897	41,470	48,548	55,576

Net interest income	$57,125	$59,241	$59,974	$58,529	$57,326
Change from base	$(2,849)	$(733)		$(1,445)	$(2,648)
% Change from base	(4.75)%	(1.22)%		(2.41)%	(4.42)%

NEW ACCOUNTING PRONOUNCEMENTS

See discussion in Note 1 to financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information for this item is incorporated by reference to the Asset /Liability Management and Market Risks section on page 30 through 33 of Part 1, Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

Item 4. Controls and Procedures Disclosure

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Republic’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934).  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Republic in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in Republic’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 2.        Changes in securities

During the first nine months of 2002, Republic issued approximately 100,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock.  The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

Item 6.        Exhibits and Reports on Form 8-K

The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 36.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Republic Bancorp, Inc.
(Registrant)

Principal Executive Officer:

Date: November 13, 2002	/s/ Steve E. Trager
Steve E. Trager
President & Chief Executive Officer

Principal Financial Officer:

Date: November 13, 2002	/s/ Kevin Sipes
Kevin Sipes
Executive Vice President, Chief Financial Officer & Chief Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-Q

I, Steven E Trager, certify that:

1)              I have reviewed this quarterly report on Form 10-Q of Republic Bancorp;

2)              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Steve Trager

Steven E Trager
President & Chief Executive Officer

Date: November 13, 2002

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-Q

I, Kevin Sipes, certify that:

1)              I have reviewed this quarterly report on Form 10-Q of Republic Bancorp;

2)              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kevin Sipes

Kevin Sipes
Chief Financial Officer

Date: November 13, 2002

EXHIBIT INDEX

Exhibit	Description	Incorporated By Reference To

11	Statement Regarding Computation of Per Share Earnings	Filed as Exhibit 11 on page 37 of this Form 10-Q for the period ended September 30, 2002

15	Awareness Letter	Filed as Exhibit 15 on page 38 of this Form 10-Q for the period ended September 30, 2002

99.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed as Exhibit 99.1 on page 39 of this Form 10-Q for the period ended September 30, 2002