Form 10-K
period 2002-12-31
REPUBLIC BANCORP INC /KY/
filed 2003-03-11
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-24649

REPUBLIC BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-0862051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 W. Market Street, Louisville, Kentucky	40202
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 584-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

YES  ☒       NO  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of February 28, 2003 was approximately $87,172,000 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock as of February 28, 2003 was 15,082,956 and 1,979,414, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference into Parts I and II.

Portions of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 10, 2003 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

PART II
5.	Market for Registrant’s Common Equity and Related Security Holder Matters
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures about Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management
13.	Certain Relationships and Related Transactions

PART IV
14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Cautionary Statement

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of Republic Bancorp, Inc. that are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of our allowance for loan losses.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining  regulatory approvals when required as well as other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission.

Please Note:

As used in this report, the terms  “Republic”, the “Company”,  “we”, “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” or “the Banks” refers to our subsidiary banks, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana.

PART I

Item 1. Business.

Republic Bancorp, Inc. is a bank and financial holding company, under the Bank Holding Company Act of 1956, as amended (the “BHCA”), headquartered in Louisville, Kentucky.  Republic’s principal subsidiaries are Republic Bank & Trust Company, a Kentucky banking corporation, and Republic Bank & Trust Company of Indiana, an Indiana banking corporation.  Incorporated in Kentucky on January 2, 1974, Republic became a bank holding company when Republic Bank & Trust Company became authorized to conduct a commercial banking business in Kentucky in 1981.

The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the operations of the Bank.  At December 31, 2002, Republic had total assets of $1.8 billion, total deposits of $1.0 billion and total stockholders’ equity of  $151 million.  Based on total assets as of December 31, 2002, Republic ranked as the 2nd largest independent bank holding company headquartered in Kentucky.   The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600.  The Company’s Website address is www.republicbank.com.

WEBSITE ACCESS TO REPORTS

We made our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through our internet website, www.republicbank.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

General Business Overview

As of March 11, 2003, Republic had a total of 24 banking centers in Kentucky communities and two in southern Indiana.  Republic’s two primary market areas are located in North Central and Central Kentucky.  The North Central Kentucky market includes the Louisville metropolitan area, the largest city in Kentucky, where Republic is headquartered and has 14 banking centers.  Republic’s Central Kentucky market includes ten banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (2); Lexington, the second largest city in Kentucky  (4); Owensboro  (1); and Shelbyville (1).  Republic Bank & Trust Company of Indiana has offices located in New Albany and Clarksville, Indiana.  Republic has also announced plans to open five additional banking centers in its Louisville market and one in the Lexington market during 2003.

Republic has developed a super community banking network, with most of its banking centers located either in separate communities or portions of urban areas that represent distinct communities. Each of Republic’s banking centers is managed by one or more officers with the authority to make loan decisions within Company policies and guidelines.

Republic continues to seek and evaluate additional expansion opportunities, either through the establishment of de novo banking centers and/or through acquisitions of existing institutions in the financial services industry and ancillary nonbanking businesses. The Company intends to continue to consider various strategic acquisitions of banks, banking assets or financial services entities related to banking in those geographical areas that management believes would complement and increase Republic’s existing business lines, or expansion in new market areas or product lines that management determines would be in the best interest of the Company and its shareholders.

The Company has historically extended credit and provided general banking services through its banking center network to individuals, professionals and businesses.  Over the past several years the Company began to seek new lines of business to diversify its asset mix and further enhance its profitability. While each new line of business reflects the Company’s efforts to enrich its asset mix, each of these lines of business is an outgrowth of the basic community banking concepts in which the Company has traditionally engaged. The Company principally markets its products and services through the following delivery channels:

Mortgage Lending.  The Company utilizes its banking centers and commissioned originators to offer a complete line of single family residential mortgage products.  The Company generally retains mortgage loans with variable rates or adjustable rates or with up to 10 year fixed rate terms, and sells its longer term fixed rate loans into the secondary market.  Once closed, the secondary market loans are sold without recourse to institutional investors.  Generally, fixed rate loans in process or held for sale are covered by forward commitments to these investors, thus limiting Republic’s interest rate risk.

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

Commercial Lending and Leasing.  In 1997, the Company established a separate commercial lending unit as an outgrowth of the Company’s historical business of originating loans for small and medium-sized businesses from its various locations.  Commercial loans are primarily real estate secured and are generated at banking centers primarily in the Company’s market areas.  The Company makes commercial loans to a variety of industries. The Company intends to expand this business through focused calling programs, seeking to broaden relationships by providing commercial clients with loan, deposit and cash management services.

Preferred Client Services.  Republic has established long-standing relationships with the medical communities in its primary markets.  Special loan and deposit products have been tailored to meet the needs of physicians and their practices.

Consumer Lending.  Consumer loans made by the Company include automobile loans, home improvement and home equity loans, operating lines of credit, and personal loans (both secured and unsecured).  With the exception of home equity loans, which are actively marketed in conjunction with 1-4 family first-lien mortgage loans, consumer loan products are not aggressively promoted in Republic’s markets.

Specialized Lending.  Republic has pursued specialized lending opportunities to complement its traditional lending programs.  One specialized product line includes tax refund loans and checks processed by Refunds Now, a program specializing in tax refund anticipation services.

Internet Banking.  Republic continues to expand its market penetration and service delivery by offering clients Internet banking services through republicbank.com.  Thirty one percent of the Bank’s existing checking account clients now utilize Republic’s Internet banking services.  Republicbank.com is also available to clients outside of Kentucky and has over $56 million in deposits from 47 states and the District of Columbia as of December 31, 2002.

Other Banking Services.  The Bank also provides investment management and trust services and engages in life, long-term care and title insurance sales, item processing, and other related financial institution lines of business.  At December 31, 2002, Republic had over $1 billion in trust assets under administration.

Deposits are a key component to the Company’s banking business, serving as a source of funding for lending as well as increasing client account relationships. Borrowings, principally from the Federal Home Loan Bank (“FHLB”), and repurchase agreements, provide additional liquidity. Also, the Company’s investment securities, together with cash and cash equivalents, provide an important source of liquidity.  The Company uses a majority of its investments as collateral for borrowings and to secure public fund deposits.

Republic’s operating revenues are derived primarily from interest earned from its loan and investment securities portfolios and fee income from loan, deposit and other banking products.  For information about Republic’s allowance for loan losses and the allocation of the allowance by loan type, see the discussion under the sub-heading  “Asset Quality” of Republic’s 2002 Annual Report to Shareholders, which is incorporated herein by reference.

Information about Republic’s business segments and nonbanking lines of business is contained in Note 20 of the Consolidated Financial Statements included in Republic’s 2002 Annual Report to Shareholders, which is incorporated herein by reference.

Employees

As of December 31, 2002, the Bank had 570 full-time equivalent employees.  Altogether, Republic had 533 full-time and 57 part-time employees.  None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage.

Competition

The Company actively competes with several local and regional commercial banks, thrifts, credit unions and mortgage companies for deposits, loans and other banking related financial services. There is intense competition in the Bank’s markets from other financial institutions as well as other “non-bank” companies that engage in similar activities.  Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. In addition, the Company must compete with much larger financial institutions that have greater financial resources than the Company and, while predominantly headquartered in other states, aggressively compete for market share in Kentucky and southern Indiana.  These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations.  Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, are creating more pressure on smaller financial institutions to consolidate.  The Company also competes with insurance companies, consumer finance companies, investment banking firms, brokerage houses, mutual fund managers and investment advisors.  Retail establishments compete for loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise.  It is anticipated that competition from both bank and “non-bank” entities will continue to remain strong in the near future.

Supervision and Regulation

Republic and the Banks are subject to the laws, regulations and policies of various regulatory authorities. In particular, bank holding companies and their subsidiaries are affected by the credit and monetary policies of the Federal Reserve Board.  Republic and the Banks are also subject to numerous federal and state laws and regulations affecting their business and must undergo periodic examination by federal and state financial institution examiners. The earnings of Republic and the Banks are affected not only by the laws and regulations applicable to the banking business, but also by the policies and interpretations of regulatory authorities.

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of bank holding company shareholders or creditors. The banking agencies have broad enforcement powers over bank holding companies and banks, including the power to impose substantial fines and other penalties for violations of laws and regulations, to issue cease and desist or removal orders, to seek injunctions, to publicly disclose such actions; and to police unsafe or unsound practices. In addition, Republic’s non-banking subsidiaries are also subject to regulation by other agencies. For example, Republic’s non-bank subsidiary engaged in insurance activities is subject to regulation by the Kentucky Department of Insurance.

The following description summarizes some of the laws to which the Company and the Banks are subject.  The descriptions of applicable statutes and regulations are brief summaries of such statutes and regulations, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Company

The Company is a bank holding company that has elected the status of a financial holding company under the BHCA.  As such, it is subject to supervision, regulation and examination by the Federal Reserve Board.  The BHCA and other federal laws subject bank and financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Bank Acquisitions by Bank and Financial Holding Companies.  Republic is required to obtain the prior approval of the Federal Reserve Board under the BHCA before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.  Consideration of financial resources generally focuses on capital adequacy which is discussed below.  Consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977.  Under the Community Reinvestment Act, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods.

Under the BHCA, if adequately capitalized and adequately managed, Republic may purchase a bank located outside of Kentucky or Indiana.  Conversely, an adequately capitalized and adequately managed bank holding company located outside of Kentucky or Indiana may purchase a bank located inside Kentucky or Indiana.  In each case, however, state law restrictions may be placed on the acquisition of a bank that has been in existence for a limited amount of time or will result in specified concentrations of deposits.  For example, Kentucky law prohibits a bank holding company from acquiring control of banks located in Kentucky holding more than 15% of the total deposits of all federally-insured depository institutions in Kentucky.

Financial Activities.  The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act, effective March 11, 2000. The Gramm-Leach-Bliley Act permits bank holding companies to qualify as “financial holding companies” that may engage in a broad range of financial activities, including underwriting, dealing in and making a market in securities; insurance underwriting and agency activities; and merchant banking.  Republic elected and was approved for treatment as a financial holding company and, as such, it may engage in financial activities (activities that are financial in nature, such as insurance and securities underwriting and dealing activities) and activities the Federal Reserve determines to be complementary to financial activities which do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

The Federal Reserve Board and Treasury Secretary determine what activities qualify as financial in nature and have adopted regulations identifying certain activities as financial in nature or incidental to financial activities, as well as the procedures that allow a financial holding company to request the Federal Reserve Board’s approval to conduct an activity that is complementary to a financial activity. A financial holding company is not required to obtain prior Federal Reserve Board approval in order to engage in the financial activities identified in the Gramm-Leach-Bliley Act or the Federal Reserve regulations, other than in connection with the acquisition of a thrift institution. However, a financial holding company cannot commence or acquire any new financial activities if one of its depository institution subsidiaries receives a less than satisfactory CRA rating. In addition, if any of its depository institution subsidiaries ceases being well capitalized or well managed, and compliance is not achieved within 180 days, a financial holding company may be forced, in effect, to cease conducting business as a financial holding company by divesting either its nonbanking financial activities or its banks.

Subject to certain exceptions, insured state banks, such as the Bank, are permitted to control or hold an interest in a financial subsidiary that engages in the same type of activities permissible for national banks, subject to any restrictions imposed on a bank under the laws of the state under which the bank is organized.  As a general rule, financial subsidiaries of national banks are not permitted to engage as principal in underwriting insurance or issuing annuities, real estate development or investment, merchant banking (for at least 5 years) or insurance company portfolio activities in which financial holding companies may engage. Large banks (the top 50 to 100 in the U.S.) may be required to meet certain eligible investment grade debt rating requirements in order to utilize financial subsidiaries to engage in financial activities. Conducting financial activities through a bank subsidiary can impact capital adequacy, and restrictions will apply to affiliate transactions between the bank and its financial subsidiary.

The Gramm-Leach-Bliley Act includes consumer privacy protections and CRA “sunshine” rules, “modernizes” various other banking related statutes, permits mutual bank holding companies, and requires a number of studies and reports to Congress.

Safe and Sound Banking Practices.  Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board may prohibit a bank holding company from engaging in an activity if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. The FDIC, the Kentucky Department of Financial Institutions and the Indiana Department of Financial Institutions have similar authority with respect to Republic’s bank subsidiaries.

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

The Banks

Republic Bank & Trust Company is a Kentucky chartered commercial banking corporation, the deposits of which are insured by the FDIC.  As such, it is subject to supervision and regulation by the FDIC and the Kentucky Department of Financial Institutions.  Republic Bank & Trust Company of Indiana is an Indiana chartered commercial banking corporation, the deposits of which are insured by the FDIC.  As such, it is subject to supervision and regulation by the FDIC and the Indiana Department of Financial Institutions.  Such supervision and regulation subjects the Banks to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the respective Departments of Financial Institutions of Kentucky and Indiana.  Because the Federal Reserve Board regulates the bank holding company parent of the Banks, the Federal Reserve Board also has supervisory authority that directly affects the Banks.

The Kentucky and Indiana banking statutes prescribe the permissible activities in which a Kentucky or Indiana bank may engage and where those activities may be conducted. Kentucky’s statutes contain a “super-parity” provision that permits a well-rated Kentucky banking corporation (such as Republic Bank & Trust Company) to engage in any banking activity in which a national or state bank operating in any other state or a federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided it first obtains a legal opinion specifying the statutory or regulatory provisions that permit the activity.

Branching  Kentucky law permits a Kentucky chartered bank to establish a branch office in any county in Kentucky.  A Kentucky bank, with prior regulatory approval, may also establish a branch office outside of Kentucky. Well-capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Commissioner of the Department of Financial Institutions upon notice to the Department and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Commissioner, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. An out-of-state bank is permitted to establish branch offices in Kentucky by merging with a Kentucky bank. De novo branching into Kentucky by an out-of-state bank is not permitted.

Under Indiana law, an Indiana chartered bank may branch statewide and may establish and maintain a de novo branch or acquire a branch in a state other than Indiana, subject to the prior approval of the bank’s primary regulator and the Indiana Department of Financial Institutions.   An out of state bank may establish and maintain a de novo branch in Indiana and may establish and maintain a branch in Indian through the acquisition of a branch, subject to the prior approval of the bank’s primary regulator and upon notice to the Indiana Department of Financial Institutions.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets.  Dividends paid by the Bank have provided substantially all of the Company’s operating funds, and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company’s principal source of operating funds. Capital adequacy requirements and state law serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be “undercapitalized.” The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. Under Kentucky banking law, the dividends the Bank can pay during any calendar year are generally limited to its profits for that year, plus its retained net profits for the two preceding years, less any required transfers to surplus or to fund the retirement of preferred stock or debt, absent approval of the Commissioner of the Kentucky Department of Financial Institutions. Indiana banking laws prohibit the payment of dividends to the Company by Republic Bank & Trust Company of Indiana for a period of three years after it commenced operations without prior approval of the Indiana Department of Financial Institutions.

Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

Deposit Insurance Assessments.  Currently, the FDIC maintains two funds for the insurance of deposits of financial institutions - the Bank Insurance Fund (BIF) for deposits originated by banks and the Savings Association Insurance Fund (SAIF) for deposits originated by savings associations, including savings association deposits acquired by banks. The Banks must pay assessments to the FDIC for federal deposit insurance protection based on a risk based assessment system. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF and SAIF assessments is between 0% and 0.27% of deposits.

The Deposit Insurance Funds Act of 1996 requires both BIF and SAIF insured institutions to share the cost of the Financing Corporation bonds, which were issued to initially fund the SAIF, through additional assessments on insured deposits.  Financing Corporation assessments imposed on BIF insured deposits are presently estimated at 168 basis points.

Cross-Guarantee Provisions.  The Federal Deposit Insurance Act contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

Consumer Laws and Regulations.  In addition to the laws and regulations discussed herein, the Banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans. The Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing business operations.

Capital Adequacy Requirements

Capital Guidelines.  The Federal Reserve Board and the FDIC have substantially similar risk-based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off-balance sheet instruments. Under the risk-based guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier 1 capital elements (generally, common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets). Total capital is the sum of Tier 1 and Tier 2 capital. Tier 2 capital generally may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity securities. As of December 31, 2002, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 12.74% and its ratio of total capital to total risk-weighted assets was 13.64%. As of December 31, 2002, Republic Bank & Trust Company’s ratio of Tier 1 capital to total risk-weighted assets was 12.20% and its ratio of total capital to total risk-weighted assets was 13.07%. Republic Bank & Trust Company of Indiana’s Tier 1 capital to total risk weighted assets was 20.46% and its ratio of total capital to total risk weighted assets was 21.52% at December 31, 2002.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2002, the Company’s leverage ratio was 9.02%. The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 2002, Republic Bank & Trust Company’s ratio of Tier 1 capital to average total assets (leverage ratio) was 8.53%. Republic Bank & Trust Company of Indiana’s ratios of Tier 1 capital to average total assets (leverage ratio) was 23.15% as of December 31, 2002. See Note 13 of the Notes to Consolidated Financial Statements included in Republic’s 2002 Annual Report to Shareholders.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The FDIC may establish higher minimum capital adequacy requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

Corrective Measures for Capital Deficiencies.  The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under these regulations, a “well capitalized” bank has a total risk-based capital ratio of 10% or higher; a Tier 1 risk-based capital ratio of 6% or higher; a leverage ratio of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8% or higher; a Tier 1 risk-based capital ratio of 4% or higher; a leverage ratio of 4% or higher (3% or higher if the bank was rated a CAMEL 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized.

Undercapitalized institutions are required to submit a capital restoration plan, which must be guaranteed by any holding company of the institution. In addition, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment. A bank’s capital classification will also affect its ability to accept brokered deposits. Under the FDIC regulations, a bank may not lawfully accept, roll over or renew brokered deposits unless either it is well capitalized or it is adequately capitalized and receives a waiver from the FDIC.

As an institution’s capital decreases, the FDIC’s enforcement powers become more enhanced. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Legislative Initiatives

The United States Congress continually considers proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions.  It cannot be predicted whether, or in what form, any of these proposals or regulatory initiatives will be adopted, the impact they will have on the financial institutions industry or the extent to which the business or financial condition of the Company and its subsidiaries may be affected.

Statistical Disclosures

The statistical information required by Item 1 may be found in the Company’s 2002 Annual Report to Shareholders (Exhibit 13 hereto) which, to the extent indicated, is hereby incorporated herein by reference, as follows:

Guide 3 Disclosures			Page in the Company’s 2002 Annual Report to Shareholders

I.	Distribution of Assets, Liabilities and Shareholders’ Equity:
	Interest Rates and Interest Differential
	A.	Average Balance Sheet	23
	B.	Net Interest Earnings Analysis	22-23
	C.	Rate/Volume Analysis	24

II.	Investment Portfolio
	A.	Book Value of Investment Securities	31
	B.	Maturities of Investment Securities	31-32
	C.	Investment Securities Concentrations	31

III.	Loan Portfolio
	A.	Types of Loans	27
	B.	Maturities and Sensitivity of Loans to Changes in Interest Rates	28
	C.	Risk Elements
	1.	Nonaccrual, Past Due 90 Days or More, and Restructured Loans	30
	2.	Potential Problem Loans	48
	3.	Foreign Outstandings	N/A
	4.	Loan Concentrations	27
	D.	Other Interest-Bearing Assets	N/A

IV.	Summary of Loan Loss Experience
	A.	Analysis of Allowance for Loan Losses	29
	B.	Allocation of the Allowance for Loan Losses	30

V.	Deposits
	A.	Average Balances	23
	B.	Maturities of Large Denomination Certificates of Deposit	49
	C.	Foreign Deposit Liability Disclosure	N/A

VI.	Return on Equity and Assets
	A.	Return on Average Assets	19
	B.	Return on Average Equity	19
	C.	Dividend Payout Ratio	19
	D.	Equity to Assets Ratio	19

VII.	Short-Term Borrowings		49

Item 2. Properties

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky.  Republic has two banking centers in southern Indiana and 24 banking centers located in Kentucky.  The location of the 26 banking centers and the five banking centers proposed to be opened during 2003, their respective approximate square footage and their form of occupancy is described in the following table:

Kentucky Banking Centers	Square Footage	Owned (O)/ Leased (L)

Louisville Metropolitan Area
2801 Bardstown Road, Louisville(1)	5,000	L
601 West Market Street, Louisville(1)	49,000	L
661 South Hurstbourne Parkway, Louisville(1)	27,000	L
4921 Brownsboro Road, Louisville	2,000	L
4655 Outer Loop, Louisville	3,000	L
5320 Dixie Highway, Louisville	5,000	O/L(2)
3950 Kresge Way, Louisville	400	L
9600 Brownsboro Road, Louisville(1)	15,000	L
3726 Lexington Road, Louisville	4,000	L
7101 Bardstown Road, Louisville	5,000	O/L(2)
9101 U.S. Highway 42, Prospect	4,000	O/L(2)
2000 W. Broadway, Louisville	2,000	L
11330 Main Street, Middletown	5,000	O/L(2)
3902 Taylorsville Road, Louisville	4,000	O/L(2)
200 Abraham Flexner Way, Louisville	400	O/L(2),(3),(5)
3811 Ruckriegel Parkway, Louisville	4,000	O/L(2),(3)
1420 Poplar Level Road, Louisville	3,000	O/L(2),(4)
3619 Fern Valley Road, Louisville	4,000	O/L(2),(4)

Lexington
651 Perimeter Drive, Lexington	4,000	L
2401 Harrodsburg Road, Lexington	4,000	O
641 East Euclid Avenue, Lexington	4,000	O
3098 Helmsdale Place, Lexington	4,000	O/L(2)
3608 Walden Drive, Lexington	4,000	O/L(2),(4)

Frankfort
100 Highway 676, Frankfort	4,000	O/L(2)
1001 Versailles Road, Frankfort	4,000	O

Bowling Green, 1700 Scottsville Road	4,000	O

Owensboro, 3500 Frederica Street	5,000	O

Elizabethtown, 1690 Ring Road	21,000	O

Shelbyville, 1614 Midland Trail	5,000	O/L(2)

Support and Operations

125-127-129 South Sixth Street, Louisville	5,000	L

Indiana Banking Centers

610 Eastern Boulevard, Clarksville(1)	3,000	L
3001 Charlestown Crossing Way, New Albany	2,000	L

(1)          Locations are leased from Republic’s Chairman, Mr. Bernard M. Trager, and partnerships in which Republic’s Chairman (Bernard M. Trager) and Chief Executive Officer (Steven E. Trager) are partners. See Item 13 of this Report.

(2)          The banking centers at these locations are owned by Republic; however, they are located on land that is leased through long-term agreements with third parties.

(3)          Leased properties scheduled to open in the first half of 2003.

(4)          Leased properties scheduled to open in the last half of 2003.

(5)          Permanent building’s square footage which is scheduled to open in 2006.  A temporary facility, which is approximately 480 square feet, will be in operation until that date.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Security Holder Matters

The information captioned “MARKET AND DIVIDEND INFORMATION” included in the Company’s Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference. .  In addition, information under the sub-heading “Equity Compensation Plan Information” of the Proxy Statement and under the heading “PROPOSED AMENDMENTS OF THE 1995 STOCK OPTION PLAN” of the Proxy Statement is incorporated herein by reference.

Republic has made available to its employees participating in its 401(k) plan the opportunity to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic.  Shares were purchased by the independent trustee, administering the plan, from time to time in the open market in broker’s transactions.  As of December 31, 2002, the trustee held 166,630 shares of Class A Common Stock on behalf of the plan.

Item 6.  Selected Financial Data

The information captioned “SELECTED CONSOLIDATED FINANCIAL DATA” included in the Company’s Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth Republic’s selected consolidated historical financial information from 1998 through 2002. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes. Factors affecting the comparability of certain indicated periods are discussed in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands, except per share data)
Income Statement Data:
Interest income	$106,101	$117,396	$118,660	$97,157	$92,667
Interest expense	41,761	57,917	66,851	49,552	50,174
Net interest income	64,340	59,479	51,809	47,605	42,493
Provision for loan losses	3,338	3,493	1,382	1,806	3,110
Non-interest income	24,522	19,741	8,859	10,084	11,396
Gain on sale of deposits					4,116
Non-interest expense	53,839	50,340	40,029	37,383	33,533
Income before taxes	31,685	25,387	19,257	18,500	21,362
Net income	20,489	16,808	12,921	12,252	13,756

Balance Sheet Data:
Total assets	$1,752,706	$1,590,831	$1,508,072	$1,368,983	$1,207,684
Total securities	288,459	293,945	275,568	214,558	216,921
Total loans, net	1,299,915	1,176,094	1,136,531	1,031,512	870,031
Allowance for loan losses	10,148	8,607	7,862	7,862	7,862
Total deposits	1,040,190	866,358	863,761	800,909	747,147
Repurchase agreements and other short-term borrowings	224,929	282,023	263,001	215,718	148,659
Other borrowed funds	319,299	296,950	246,050	231,383	190,222
Total stockholders’ equity	150,796	125,115	116,942	103,770	103,842

Per Share Data:
Basic Class A Common earnings per share	$1.23	$1.04	$0.78	$0.73	$0.87
Basic Class B Common earnings per share	1.21	1.03	0.77	0.72	0.86
Diluted Class A Common earnings per share	1.20	1.01	0.76	0.71	0.83
Diluted Class B Common earnings per share	1.19	0.99	0.75	0.69	0.82
Book value(1)	8.80	7.75	7.06	6.46	6.03
Cash dividends declared per Class A Common	0.21	0.18	0.15	0.12	0.11
Cash dividends declared per Class B Common	0.19	0.16	0.14	0.11	0.10

Performance ratios:
Return on average assets	1.25%	1.10%	0.89%	0.98%	1.20%
Return on average common equity	14.44	13.85	11.77	11.90	15.82
Net interest margin	4.07	4.04	3.71	3.96	3.84
Efficiency ratio	61	62	66	65	62 (2)

Asset quality ratios:
Non-performing assets to total loans	0.78%	0.48%	0.40%	0.38%	0.63%
Net loan charge-offs to average loans	0.15	0.23	0.12	0.19	0.40
Allowance for loan losses to total loans	0.77	0.73	0.69	0.76	0.89
Allowance for loan losses to non-performing loans	103	154	193	213	158

Capital ratios:
Average stockholders’ equity to average total assets	8.65%	7.96%	7.58%	8.27%	7.58%
Tier 1 leverage ratio	9.02	8.36	8.13	8.61	9.29
Tier 1 risk-based capital ratio	12.77	12.44	12.01	13.36	14.63
Total risk-based capital ratio	13.64	13.26	12.78	14.28	15.68
Dividend payout ratio	17	17	19	16	13

Other key data:
End-of-period full-time equivalent employees	570	532	462	467	425
Number of bank offices	25	22	22	21	19

(1)                                  Exclusive of accumulated other comprehensive income.

(2)                                  Excludes pre-tax gain of $4.1 million on sale of deposits.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or “the Company”) analyzes the major elements of Republic’s balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the parent of Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (collectively “Bank”).  This section should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying Notes and other detailed information.

This discussion includes various forward-looking statements with respect to credit quality (including but not limited to delinquency trends and the adequacy of the allowance for loan losses), corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters. When used in this discussion the words “anticipate,” “project,” “expect,” “believe,” and similar expressions are intended to identify forward-looking statements. Republic cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from forward-looking statements.

In addition to factors disclosed by Republic elsewhere in this Annual Report, the following factors, among others, could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products; competition; changes in economic conditions both nationally and in the Bank’s markets; the extent and timing of actions of the Federal Reserve Board; market acceptance of the Bank’s products and services; and, the extent and timing of legislative or regulatory actions and reforms.

Highlights

Republic reported another solid year of earnings during 2002 as net income reached $20.5 million during the year compared to $16.8 million for 2001, an increase of 22%. Diluted earnings per Class A Common shares increased 19% to $1.20 for the year.  On a percentage basis, the increase in diluted earnings per Class A Common shares increased less than net income primarily due to the conversion of Republic’s guaranteed preferred beneficial interests in the Company’s subordinated debentures.  The rise in earnings for 2002 was primarily attributable to increased net interest income, increased income associated with the Company’s tax refund processing subsidiary – Refunds Now, gains on the sale of loans into the secondary market, and service charges on deposits. Republic’s book value per common share, exclusive of accumulated other comprehensive income, increased from $7.75 at December 31, 2001 to $8.80 per share at December 31, 2002.  Following is a brief description of a few Company highlights during 2002:

1)              Net interest income grew 8.2% during the year as a further decline in short-term market interest rates led to a continued downward repricing in the Company’s short-term interest bearing liabilities.  Republic also continued its strategy initiated in 2001 of extending maturities on advances from the Federal Home Loan Bank (FHLB) in order to mitigate the risk of future increases in market interest rates.

2)              Republic reported another strong year in its mortgage banking operations as favorable long-term market interest rates, coupled with the Company’s promotion of its “$999” maximum closing costs product, led to strong gains on the sale of 1-4 family, fixed-rate residential real estate loans into the secondary market.

3)              Refunds Now reported record earnings during 2002 due to a substantial increase in transaction volume related to new sales.  Overall, the number of tax preparers serviced by Refunds Now increased 17% during 2002 compared to the number serviced in 2001.

4)              Service charges on deposit accounts grew significantly during the year as the Company added approximately 17,500 new checking accounts.  A large number of these new accounts were added in conjunction with the Company’s promotion of its “$999” maximum closing cost, fixed-rate mortgage product, which requires a primary checking account to receive the favorable closing cost rate.  The Bank’s “Overdraft Honor” program also played a positive role in the overall increase in service charges on deposits during 2002.

5)              Loans increased $124 million as Republic retained approximately $60 million in fixed-rate, 15-year residential real estate loans, which the Company has traditionally sold into the secondary market.  Republic also experienced a $34 million increase in home equity loans outstanding as the Company added 2,900 new home equity lines of credit during 2002.  These new lines of credit were added primarily from cross-selling opportunities in conjunction with the Company’s “$999” maximum closing cost, fixed-rate mortgage product.

6)              The Company entered into two new arrangements to provide deferred deposit services in at least two additional states, beginning in December.  Management believes these transactions could become a meaningful component of the Company’s overall profitability over the next few years.

7)              Republic opened three new banking centers during 2002 and announced plans for an additional six banking centers to be opened in 2003 as the Company continued to take advantage of opportunities to increase market share as a consequence of the recent sale of two Kentucky-based community bank competitors.

Net income for the year 2001 was $16.8 million, up $3.9 million over the same period in 2000.  Earnings per Class A Common share increased from $0.76 at December 31, 2000 to $1.01 for the year 2001. Republic’s increased earnings were primarily due to increases in net interest income, service charges on deposit accounts and gain on sale of loans into the secondary market.

The following table summarizes selected financial information regarding Republic’s financial performance:

Table 1 - Summary

	Years Ended December 31,
	2002	2001	2000
	(dollars in thousands)

Net income	$20,489	$16,808	$12,921
Diluted Class A earnings per share	1.20	1.01	0.76
Return on Average Assets (ROA)	1.25%	1.10%	0.89%
Return on Average Equity (ROE)	14.44	13.85	11.77

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Republic’s consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.

Management continually evaluates the Company’s accounting policies and estimates it uses to prepare the consolidated financial statements.  In general, management’s estimates are based on historical experience, on information from regulators and third party professionals and on various assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Republic believes its critical accounting policies and estimates include the valuation of the allowance for loan losses.  Based on management’s calculation, an allowance of $10 million or 0.77% of total loans was an adequate estimate of losses within the loan portfolio as of December 31, 2002.  This estimate resulted in a provision for loan losses on the income statement of $3.3 million during 2002.  If the mix and amount of future write-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected. For further discussion of the allowance for loan losses and a detailed description of the methodology management uses in determining the adequacy of the allowance see titled “Allowance and Provision for Loan Losses” in this annual report.

DEFERRED DEPOSIT TRANSACTIONS

Deferred deposits are transactions in which a customer typically receives a cash advance against his or her next paycheck in exchange for a postdated check for the advanced amount plus a fixed fee.  The advance provider agrees to delay presentment of the check for payment until the advance due date, generally about two weeks from the advance date.  On or before the advance due date the customer can present cash in person for the amount of the advance plus a fee and receive his postdated check in return.  If the customer does not return to reclaim his check by the advance due date, the check is deposited.

The Company has been conducting a deferred deposit transaction business, in conjunction with third party originators, on a limited basis since August 2001.  The Company recently entered into two new contracts with third party originators and service providers in order to significantly expand its deferred deposit transaction business.  The Company’s total deferred deposit outstandings averaged under $500,000 during 2002.  Management projects these outstandings could reach or exceed $8 million by the end of the first quarter of 2003, although one of the Company’s third party originators is entering a new territory, and depending upon its success, outstandings originated through this relationship may exceed these projections.  Based on accounting principles generally accepted in the United States, these transactions are recorded as loans on the Company’s financial statements and the corresponding fees are recorded as a component of interest income on loans.

The third parties with whom the Company does business have at times experienced legal and or regulatory obstacles in some states in which they do business.  These obstacles have included, without limitation, litigation and government enforcement actions.  In some states, laws have been enacted or amended to prohibit or limit their ability to conduct business without a financial institution partner.  In addition, the Comptroller of the Currency has effectively prohibited national banks from conducting this business.  This has provided opportunities for state-chartered commercial banks to enter the business and earn additional income with minimal capital outlays.

The legal and regulatory climate for this product continues to change.  In January 2003, the FDIC issued draft guidance on examinations of bank deferred deposit activities which the FDIC characterizes as presenting substantial credit risks for lenders, as well as increased transaction, legal and reputation risks when a third party arrangement is used.  The FDIC draft guidance proposes, among other items, that banks hold significantly more capital than would be required for other subprime type loans, perhaps as much as 100% of deferred deposit transactions outstanding, that allowances for loan and lease losses be adequate and take into account that many such transactions remain outstanding beyond their initial term due to roll-overs, that deferred deposit transactions be classified “substandard,” and that transactions that have been outstanding for more than 60 days generally be classified as “loss”.  The draft guidance also proposes limits on the ability of a borrower to renew or roll over a deferred deposit transaction and on the number of transactions that can be made to a customer within a given period of time.  The draft guidance requires examiners to assess the bank’s risk management program for third party marketing and servicing relationships, including the bank’s due diligence process for selecting a third party marketing and servicing provider and its monitoring of the third party’s activities and performance, and to closely scrutinize the bank’s compliance with consumer protection laws and regulations.

The Company believes that it has adequately considered and addressed the risks associated with its deferred deposit transaction business, including the risks addressed in the FDIC draft examination guidelines, and that the Company’s size, technological resources and experience in the successful management of non-traditional product lines, among other factors, will enable the Company to effectively manage and control its participation in the deferred deposit transaction business.  There can be no assurance, however, that the FDIC or others will not impose additional limitations on or prohibit insured banks from engaging altogether in deferred deposit transactions, or that the Bank’s ability to continue to engage in the business profitably or at all will not be negatively impacted by compliance with applicable laws, regulations and guidelines.

Refunds Now ®

Refunds Now is a tax refund processing service for taxpayers receiving both federal and state tax refunds through a nationwide network of tax preparers.  Refund anticipation loans (“RALs”) are made to taxpayers filing income tax returns electronically.  The RALs are repaid by the taxpayer when the taxpayer’s refunds are electronically received by the Bank from governmental taxing authorities.  Based on accounting principles generally accepted in the United States, fees from RALs are included as a component of interest income on loans.  Refunds Now also provides electronic refund checks (“ERCs”) to taxpayers.  After receiving refunds electronically from governmental taxing authorities, checks are issued to taxpayers for the amount of their refund, less fees.  Fees on ERCs are included in non-interest income.

RAL fees, net of tax preparer rebates, were $3.3 million in 2002 compared to $3.1 million in 2001 and $2.4 million in 2000.  ERC fees, net of tax preparer rebates, were $3.2 million in 2002 compared to $2.1 million in 2001 and $1.1 million in 2000.  The rise in fee income was the result of an increase in volume as total tax offices serviced by Refunds Now increased 17% during the 2002 tax season compared to the 2001 tax season.  While the transaction volume is primarily a first quarter event, the tax preparer contracts are actively solicited by the Refunds Now sales force throughout the year the coming tax filing season.  Republic anticipates that its track record of increased product volume from Refunds Now will continue in 2003; however, management’s projections of losses from RALs remain difficult to predict due primarily to the significant reliance by the Company on third party government information used to underwrite RALs.  (For further analysis see section titled Allowance and Provision for Loans Losses of this annual report.)

RESULTS OF OPERATIONS

Net Interest Income

The principal source of Republic’s revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as market interest rates.

For 2002, net interest income was $64.3 million, up $4.8 million over the $59.5 million attained during 2001.  Republic was primarily able to increase its net interest income through balance sheet growth, particularly through growth in mortgage-backed securities and loans.  (For further analysis see section titled Volume/Rate Variance Analysis of this annual report.)

While the loan portfolio decreased slightly during the first six months of 2002, the Company experienced strong growth in the loan portfolio during the last six months of 2002, principally in residential real estate loans, commercial real estate loans and home equity lines of credit.  Cash received during 2002 from the sale of loans into the secondary market as well as sales, calls and prepayments on investment securities was reinvested by the Company into mortgage-backed security products.  The increases in the balances of loans and mortgage-backed securities were the significant factors in the Company’s overall increase in net interest income comparing 2002 to 2001.

Although, net interest income was higher during 2002 compared to 2001, continued downward repricing of the Bank’s adjustable rate mortgage portfolio and the early prepayment of higher yielding portfolio loans without a corresponding dollar for dollar downward repricing of the Bank’s interest bearing liabilities during the year limited the Company’s ability to increase net interest income through changes in rate.  As a result, management elected to retain $60 million in fixed rate, 15-year residential real estate loans beginning in October 2002.  The Company funded these loans through FHLB advances with

$10 million borrowed on an overnight basis and the remaining $50 million borrowed with terms of two to six years.  Management anticipates earning an approximate spread of 2.25% during the first year of this transaction, which will positively affect the Company’s net interest income but will negatively impact the Company’s net interest spread and net interest margin.

The Company also sold approximately $56 million in mortgage-backed investment securities and CMOs during 2002 in anticipation of rapid prepayments due to declining long-term market interest rates.  These securities had a bond equivalent yield of 5.55% at the time of sale. As an additional response to declining long-term market interest rates and to reduce future borrowing costs, Republic prepaid a $25 million advance from the Federal Home Loan Bank with a coupon of 6.40%.  Management anticipates an overall positive effect on net interest income over the next twelve months as a result of these transactions.

Republic’s increase in net interest income resulting from changes in volume during 2001 occurred primarily from growth in the loan portfolio during the latter half of 2000, as well as an increase in RALs during the 2001 tax season.  Republic also experienced an increase of approximately $11 million in the average outstandings of loans available for sale during 2001, which are included as a part of total loans on the average balance sheet and volume/rate analyses. On the liability side, Republic pursued a strategy during 2001 of extending maturities, primarily through advances at the Federal Home Loan Bank, and not actively pursuing higher cost certificates of deposit.  This strategy resulted in many of the Bank’s clients electing to move maturing CD’s into short-term, interest bearing money market CD accounts in anticipation of future interest rate increases.  As a result, the change in interest expense due to volume was only a slight increase as the reduction in CD’s was offset by the increase in the money market certificate of deposit accounts, along with other borrowings.

The increase in net interest income resulting from changes in rate during 2001 occurred as the Federal Reserve decreased short-term interest rates throughout the year.  All categories of interest income experienced a reduction due to rate and primarily all categories of interest expense experienced a reduction due to rate as well.  Because Republic’s interest bearing liabilities generally have a shorter repricing frequency than its interest earning assets, the overall effect to the Company was an increase in net interest income due to an improved spread.  (For further discussion see section titled Asset/Liability Management and Market Risk of this annual report.)

Table 2 provides detailed information as to average balances, interest income/expense, and rates by major balance sheet category for 2000 through 2002. Table 3 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 2 - Average Balance Sheets and Rates for Years Ended December 31,

	2002			2001			2000
	Average Balanwce	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)

ASSETS
Earning assets:
U.S. Treasury and Government Agency Securities	$44,856	$1,710	3.81%	$66,247	$3,574	5.39%	$121,296	$7,155	5.90%
State and political subdivision securities	158	8	5.06	232	11	4.74	1,954	181	9.26
Mortgage-backed securities	244,863	10,509	4.29	159,495	8,606	5.40	116,764	7,956	6.81
Corporate Bonds	—	—	—	10,239	595	5.81	18,216	1,106	6.07
Federal Home Loan Bank Stock	17,975	833	4.63	16,914	1,140	6.74	15,721	1,151	7.32
Federal funds sold and other	53,560	887	1.66	34,254	1,146	3.35	11,140	689	6.18
Total loans and fees(1)	1,220,046	92,154	7.55	1,185,945	102,324	8.63	1,111,356	100,422	9.04
Total earning assets	1,581,458	106,101	6.71	1,473,326	117,396	7.97	1,396,447	118,660	8.50
Less: Allowance for loan losses	(9,125)			(8,061)			(7,862)

Non-earning assets:
Cash and due from banks	30,181			27,756			25,785
Bank premises and equipment, net	21,298			19,462			19,580
Other assets	15,985			12,497			14,422
Total assets	$1,639,797			$1,524,980			$1,448,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Transaction accounts	$168,414	$1,639	0.97%	$100,055	$1,101	1.10%	$86,961	$1,754	2.02%
Money market accounts	222,373	2,992	1.35	225,830	7,737	3.43	171,748	8,464	4.93
Individual retirement accounts	36,713	1,665	4.54	33,612	1,972	5.87	30,884	1,811	5.86
Certificates of deposits and other time deposits	384,341	16,523	4.30	379,057	21,896	5.78	441,581	25,492	5.77
Repurchase agreements and other short-term borrowings	225,671	3,246	1.44	251,068	8,529	3.40	243,582	13,819	5.67
Other borrowings	291,756	15,696	5.38	282,879	16,682	5.90	249,315	15,511	6.22
Total interest bearing liabilities	1,329,268	41,761	3.14	1,272,501	57,917	4.55	1,224,071	66,851	5.46

Non-interest bearing liabilities:
Non-interest bearing deposits	150,481			116,409			101,584
Other liabilities	18,140			14,748			12,983
Stockholders’ equity	141,908			121,322			109,734
Total liabilities and stockholders’ equity	$1,639,797			$1,524,980			$1,448,372

Net interest income		$64,340			$59,479			$51,809

Net interest spread			3.57%			3.42%			3.04%

Net interest margin			4.07%			4.04%			3.71%

(1)                                The amount of fee income included in interest on loans was $5,512; $5,593 and $3,520 for the years ended December 31, 2002, 2001 and 2000, respectively.

Table 3 illustrates the extent to which changes in interest rates and changes in the volume of interest–earning assets and interest-bearing liabilities affected Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 3 - Volume/Rate Variance Analysis

	Year Ended December 31, 2002 compared to Year Ended December 31, 2001			Year Ended December 31, 2001 compared to Year Ended December 31, 2000
	INCREASE/(DECREASE)			INCREASE/(DECREASE)
	Total Net Change	Due to		Total Net Change	Due to
		Volume	Rate		Volume	Rate
	(in thousands)

Interest income:
U.S. Treasury and Government Agency Securities	$(1,864)	$(977)	$(887)	$(3,581)	$(3,014)	$(567)
State and political subdivision securities	(3)	(4)	1	(170)	(109)	(61)
Mortgage backed securities	1,903	3,924	(2,021)	650	2,525	(1,875)
Corporate Bonds	(595)	(595)		(511)	(465)	(46)
Federal Home Loan Bank stock	(307)	68	(375)	(11)	84	(95)
Federal funds sold and other	(259)	474	(733)	457	892	(435)
Total loans and fees	(10,170)	2,874	(13,044)	1,902	6,558	(4,656)
Total increase (decrease) in interest income	(11,295)	5,764	(17,059)	(1,264)	6,471	(7,735)

Interest expense:
Interest bearing transaction accounts	538	678	(140)	(653)	234	(887)
Money market accounts	(4,745)	(117)	(4,628)	(727)	2,252	(2,979)
Individual retirement accounts	(307)	170	(477)	161	160	1
Certificates of deposit and other time deposits	(5,373)	301	(5,674)	(3,596)	(3,612)	16
Repurchase agreements and other short-term borrowings	(5,283)	(789)	(4,494)	(5,290)	413	(5,703)
Other borrowings	(986)	511	(1,497)	1,171	2,010	(839)
Total increase (decrease) in interest expense	(16,156)	754	(16,910)	(8,934)	1,457	(10,391)
Increase (decrease) in net interest income	$4,861	$5,010	$(149)	$7,670	$5,014	$2,656

Non-Interest Income

Table 4 - Analysis of Non-Interest Income

	2002	2001	2000	2002/2001	2001/2000
	Year Ended December 31,			Percent Increase/(Decrease)
	(dollars in thousands)

Service charges on deposit accounts	$8,314	$6,267	$4,410	33%	42%
Electronic refund check fees	3,198	2,087	1,070	53	95
Title insurance commissions	2,129	1,515	298	41	408
Net gain on sale of mortgage loans	6,998	6,191	1,417	13	337
Net gain (loss) on available for sale securities	1,559	1,864	(161)	(16)	NM
Debit card interchange fee income	1,441	1,020	760	41	34
Other	883	797	1,065	11	(25)
Total	$24,522	$19,741	$8,859	24	123

Service charges on deposit accounts increased 33% during 2002 compared to 2001, due primarily to an increase in the Company’s checking account base in conjunction with the Bank’s “Overdraft Honor” program, which permits selected clients to overdraft their accounts up to $500 for the Bank’s customary fee.  Total overdraft fees increased from $4.8 million in 2001 to $6.5 million in 2002 while the total number of accounts eligible for the “Overdraft Honor” program increased to 32,000 at December 31, 2002.  Additionally, the Company’s total number of customer checking accounts, exclusive of commercial accounts, increased from 34,000 at December 31, 2001 to 42,000 at December 31, 2002.  The increase in the number of retail checking accounts was primarily attributable to the success of the Company’s “$999” maximum closing-costs, secondary market loan product, which requires a primary checking account in order for the customer to receive the discounted closing fees.  The continued success of the “$999” program could significantly impact the growth of the Company’s checking account base in the future.  In addition, the increase in the Company’s checking account base is also positively affected by the number of new banking centers, direct mail solicitations and other marketing initiatives.  Republic opened three new banking centers in 2002 and announced plans for six new banking centers to be opened during 2003, which should positively affect the number of customer checking accounts.

The factors listed in the preceding paragraph that resulted in the increase in the number of customer checking accounts during 2002 are the same or similar to the factors which resulted in the increase of customer checking accounts during 2001.  Service charges on deposits during 2001 were positively affected by the Company’s “$999” promotion and the “Overdraft Honor” program.  Overdraft related fees increased $1.8 million during 2001 as the Company added over 11,800 new customer retail checking accounts during the year.  At December 31, 2001 the Bank had nearly 25,000 accounts eligible for the “Overdraft Honor” program.

Electronic refund check (ERC) fees, which are substantially received during the first quarter of the year increased $1.1 million for 2002 compared to 2001.  This increase was due primarily to a large increase in overall ERC volume compared to the prior year resulting from successful marketing efforts during 2001.  The Company also experienced significant growth in ERC fees during 2001 compared to 2000 due primarily to the same circumstances.  (For further information see section titled Refunds Now of this annual report.)

Title insurance commissions increased $614,000 for the year ended December 31, 2002, compared to the same period in 2001.  Title insurance commissions are earned when title insurance policies are sold to clients on newly originated real estate secured loans.  Since a substantial portion of these commissions is earned on policies relating to 1-4 family, secondary-market real estate loans, the income closely correlates to secondary-market loan origination volume, which was $791 million during 2002 compared to $548 million during 2001.  Management anticipates that title insurance commissions will stay at or near current levels during the first quarter of 2003, given the amount of secondary market loans in process at year-end 2002.

Title insurance commissions increased $1.2 million for 2001 over 2000.  Because the Bank first began offering this product on July 1, 2000, the 2000 amount reflects only six months of activity.  As a result, title insurance commissions for 2001 reflect a significant increase over 2000.  The large volume of refinance activity in 1-4 family, secondary-market real estate loans during 2001 also contributed to the increase for the year.

Net gain on sale of loans increased $800,000 during 2002 to $7.0 million.  Further reductions in long-term market interest rates during 2002 resulted in an increase in consumer refinance activity for the year.  As a percentage of loans sold, net gains decreased to 0.92% in 2002 compared to 1.20% in 2001.  The decrease in gains as a percentage of loans sold was primarily attributable to a management decision to offer more attractive pricing on its fixed-rate, residential real estate products in order to gain market share.  While attractive pricing reduces the Company’s gains on its sold loans, management believes that the ability to cross-sell other bank products to customers of its residential real estate products will improve the Company’s long-term profitability.  The Company potentially could have achieved higher gains as a percentage of loans sold with a risk of lower origination volume by offering less attractive pricing to its loan customers.  The Company has also traditionally sold the vast majority of its loans servicing released and has been cautious of retaining large amounts of servicing due to the market volatility of the value of the servicing portfolio caused by the potential for rapid prepayments in a declining market interest rate environment.  Management anticipates that origination volume of secondary market loans in the first quarter of 2003 will likely remain at or above the record level achieved during 2002, however, an increase in long-term interest rates during the year could have a significant negative impact on secondary market origination volume.

On July 1, 2002, Republic became subject to new accounting guidance for certain commitments to originate loans. The new guidance requires loan commitments related to the origination of mortgage loans held for sale to be accounted for as derivative instruments.  To offset the interest rate risk of these loan commitments, Republic enters into forward agreements to sell loans for corresponding amounts and terms, which are also considered derivatives.  Because the fair value of the loan commitment and sales agreement derivatives substantially offset the impact of adopting this guidance was not material and substantially all of the gain on sale generated from mortgage banking activities is recorded when closed loans are delivered into the sales agreements.

Net gain on sale of loans increased 337% during 2001 as declining market interest rates prompted an increase in consumer refinance activity of 1-4 family, fixed-rate residential loans.  Revenue from mortgage banking activities, principally gains on sale of loans, increased as a result of higher secondary market sales volume.  As a percentage of loans sold, net gains on sale decreased to 1.20% in 2001 compared to 1.26% in 2000.  This reduction was due primarily to the “$999” promotional mortgage loan product that reduced the amount of fees charged to the client.  Although the reduced fees lowered the net margin on average loan sales, the promotional program generated significant origination volume.  Overall, the Bank originated $548 million in mortgage loans held for sale during 2001 compared to $110 million during 2000.

Net gain on sale of securities was $1.6 million for 2002 compared to $1.9 million during 2001 with a loss of $161,000 in 2000.  Management elected to sell $56 million of the Company’s mortgage-backed securities during 2002 to mitigate the risk of prepayment of these securities.  (For further discussion see section titled Investment Securities in this annual report.)

A declining interest-rate environment during 2001 led to a positive change in the market value of the available for sale securities portfolio with an increase in the risk of prepayment on certain mortgage-backed products.  As a result, management elected to sell a large amount of mortgage-backed securities during 2001.  Republic received proceeds of  $122 million on securities available for sale during 2001 resulting in overall gains of approximately $1.6 million.  Republic also had $63 million in securities that were called during 2001 resulting in recognized gains of an additional $257,000.

Interchange fee income from the Company’s debit card product increased $421,000 during 2002 to $1.4 million and $260,000 during 2001 to $1.0 million.  Debit card fee income is generated from interchange fees paid for usage by the Company’s customers.  The rise in income was due substantially to an increase in the Company’s checking account base, which is the primary source of debit card customers.  In addition, the Company actively promoted its customers use of the debit card through various marketing promotions throughout 2001 and 2002.

Non-Interest Expense

Table 5 - Analysis of Non-Interest Expense

	2002	2001	2000	2002/2001	2001/2000
	Year Ended December 31,			Percent Increase/(Decrease)
	(dollars in thousands)

Salaries and employee benefits	$28,039	$25,943	$20,519	8%	26%
Occupancy and equipment	9,984	9,073	8,825	10	3
Communication and transportation	2,329	2,319	2,084	—	11
Marketing and development	2,934	2,839	1,555	3	83
Bankshares tax	1,727	1,513	1,339	14	13
Supplies	1,139	1,170	994	(3)	18
FHLB prepayment penalty	1,381	1,049	—	32	NM
Outsourced technology services	1,575	1,134	1,028	39	10
Other	4,731	5,300	3,685	(11)	44
Total	$53,839	$50,340	$40,029	7%	26%

NM = not meaningful

The increase in salaries and benefits was primarily attributable to annual merit increases and associated incentive compensation accruals, additional seasonal staff at Refunds Now and a modest increase to staff to support secondary market origination volume.  The Company also experienced increased staffing and occupancy expenses in association with the opening of three new banking centers during 2002.  Overall, total full-time equivalent employees (FTEs) increased to 570 at December 31, 2002 from 532 at December 31, 2001.  Management expects a continued increase in salary and occupancy expenses over the next year due to the planned opening of at least six new banking centers during 2003 with the potential for additional locations under active, ongoing review.

Similar to 2002, salary and employee benefits also increased for 2001.  The increase was attributable to annual merit increases and associated incentive compensation accruals, additions to senior level commercial lending and cash management professional sales staff, additions to staff and overtime at Refunds Now and a significant addition to staff and overtime to support the strong secondary market loan origination volume during the year.  Total FTEs increased to 532 at December 31, 2001 from 462 at December 31, 2000.

The Company and its principal bank subsidiary do not pay a state income tax in Kentucky; however, a tax is assessed by the state based on average equity over the previous five years.  Republic Bank & Trust Company also pays a deposit tax to the various municipalities in which it is located based on total deposits at that location as of June 30th of each year.  Both of these taxes are classified as bankshares tax on the Company’s financial statements.  This category increased for both 2001 and 2002 due to growth in deposits, as well as an increase in Republic Bank & Trust Company’s average five-year equity.  The growth in average five-year equity resulted primarily from earnings and the proceeds generated by the Company’s initial public offering in July 1998.

The Company recognized prepayment penalties of $1.6 million and $1.1 million on the early termination of advances from the Federal Home Loan Bank during 2002 and 2001, respectively.  The Company elected to incur these penalties in order to refinance a portion of its advances from the Federal Home Loan Bank into lower-cost borrowings with extended maturities, taking advantage of the favorable interest rate environment at the time.  (For further information see section titled FHLB borrowings in  this annual report.)

Outsourced technology services represents expenses incurred by the Company for third party processing of merchant credit card transactions for a large cash management client, website hosting for republicbank.com and wire transfer services.  This category increased 39% for 2002 compared to 2001.  The increase was attributable to higher rates paid by the Company for merchant credit card processing.  The Company also had higher fees for its website hosting due to an increase in the number of clients utilizing republicbank.com.  In August 2001 the Company began utilizing a third party wire system in order to maximize the efficiency and security of the Bank’s wire transfer services.  As a result, the Company incurred additional expense for five months during 2001 compared to 12 months during 2002.

Other expenses decreased $569,000 during 2002 compared to 2001.  The decrease was primarily attributable to legal expenses associated with certain patent litigation at Refunds Now which the Company incurred during 2001.  This litigation was settled during 2001.  (For further discussion, see Part II, Item 1, Legal proceedings of the Form 10-K.)

FINANCIAL CONDITION

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $124 million to $1.3 billion at December 31, 2002.

Commercial real estate loans are concentrated primarily within the Bank’s existing markets, and are principally comprised of loans secured by multi-family investment properties, single-family developments, medical facilities, small business owner-occupied offices, retail properties and, to a lesser extent, golf courses.  These loans typically have interest rates that are initially fixed for one to seven years with the remainder of the loan term subject to repricing based on various market indices.  In order to reduce the negative effect of refinance activity within the portfolio during a declining interest rate environment, the Company requires an early termination penalty on substantially all commercial real estate loans for a portion of the fixed-term period.  Overall, commercial real estate loans increased $53 million from December 31, 2001.  Republic maintained its strict underwriting standards, which includes personal guarantees on substantially all commercial real estate loans, and pricing requirements during 2002 despite competitive pressures in both areas.  As a result, the commercial real estate portfolio experienced modest growth compared to prior years.  Management anticipates offering a reduced closing-costs commercial real estate product during 2003 and plans to aggressively market this product through various media outlets, while maintaining its traditional underwriting standards.

Similar to commercial real estate loans, residential real estate loans typically have fixed interest rate periods of one to seven years with the remainder of the loan term subject to repricing based on various market indices.  These loans also carry an early termination penalty during a portion of their fixed rate periods in order to lessen the overall negative effect to the Company of refinancings in a declining interest rate environment.  Despite early termination penalties on many of its portfolio residential real estate loans, the Company continued to experience a high level of refinance activity into fixed-rate secondary market products during 2002.  Overall, residential real estate loans increased by a modest $26 million during 2002.  Responding to the high level of refinance activity within the portfolio, management elected to hold $60 million of 15-year, fixed-rate secondary market eligible loans within the Company’s portfolio during the fourth quarter of 2002.  To mitigate the interest rate risk, the Company borrowed $60 million in FHLB advances with laddered maturities to fund these loans.  Subject to favorable market conditions, the Company may once again elect to hold a portion of its 15-year, fixed rate loan originations during 2003 with matched funding from the Federal Home Loan Bank.  The Company also continued to moderate the pricing of its 1-4 family adjustable-rate portfolio loan products during 2002 in an effort to maintain its residential real estate outstandings.

The consumer loan portfolio principally consists of various short-term, unsecured loans to individual clients. Also included in this category are deferred deposit transactions, which are considered loans under accounting principles generally accepted in the United States.  The Company had approximately $3 million in deferred deposit transactions outstanding at December 31, 2002, and expects this balance to steadily increase throughout 2003.  (For further discussion, see section titled Deferred Deposit Transactions of this annual report.)

Home equity loans increased $34 million during 2002 to $159 million.  The rise in outstandings was primarily the result of increased cross-sale opportunities in conjunction with the origination of fixed-rate secondary market loan products as part of the Company’s “partnership package”.  As part of the partnership package, the Company’s fixed-rate, secondary market loan clients are routinely approved for a home equity line of credit.  As a result, the Company opened approximately 2,900 new home equity lines of credit during 2002.  At December 31, 2002, Republic clients had $145 million of home equity lines of credit available for use.

Table 6 - Loans by Type

As of December 31,	2002	2001	2000	1999	1998
(in thousands)
Real estate:
Residential	$597,797	$571,959	$633,328	$636,012	$520,583
Commercial	413,115	360,056	256,834	163,064	118,293
Construction	68,020	70,870	77,437	63,928	47,396
Commercial	33,341	30,627	30,008	31,411	26,381
Consumer	39,347	26,905	32,662	42,408	59,874
Home Equity	159,261	125,360	115,467	103,833	106,845
Total Loans	$1,310,881	$1,185,777	$1,145,736	$1,040,656	$879,372

Mortgage loans held for sale is primarily comprised of fixed-rate, 1-4 family residential loans the Company intends to sell into the secondary market.  Management has traditionally elected to sell the majority of its fixed-rate, 1-4 family residential loans into the secondary market in order to reduce its exposure to market interest rate risk.  Mortgage loans held for sale increased to $66 million at December 31, 2002 due primarily to an increase in 1-4 family secondary market loan originations during the second half of 2002.  (See discussion of gain on sale of loans in section titled non-interest income of this annual report.)

Table 7 illustrates Republic’s fixed rate maturities and repricing frequency for the loan portfolio:

Table 7 - Selected Loan Distribution

As of December 31, 2002 (in thousands)	Total	One Year Or Less	Over One Through Five Years	Over Five Years
Fixed rate maturities:
Real estate
Residential	$112,782	$15,756	$25,997	$71,029
Commercial	35,612	9,855	8,050	17,707
Construction	1,070	405	632	33
Commercial	13,812	6,509	6,877	426
Consumer	36,687	25,406	6,529	4,752
Home equity	1,029	831	179	19
Total Fixed	$200,992	$58,762	$48,264	$93,966

Variable rate repricing:
Real estate
Residential	$485,015	$193,573	$252,720	$38,722
Commercial	377,503	113,582	250,286	13,635
Construction	66,950	65,594	1,356	—
Commercial	19,529	16,908	2,621	—
Consumer	2,660	1,657	908	95
Home equity	158,232	158,232	—	—
Total Variable	$1,109,889	$549,546	$507,891	$52,452

Allowance and Provision for Loan Losses

Republic maintains an allowance for probable credit losses inherent in the Company’s loan portfolio.  Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and regularly presents and discusses the analysis with the board of directors. Management estimates the allowance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, regulatory guidance and other factors. While management estimates the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial real estate portfolio are more dependent upon credit analysis and recent payment performance due to the fact that the Company only began actively pursuing commercial real estate loans within the last five years.  Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off.  Loan losses are charged against the allowance when management deems a loan uncollectible.

Management makes allocations within the allowance for specifically classified loans regardless of loan amount, collateral or loan type.  Loans that are past due 90 days or more and that are not specifically classified are uniformly assigned a risk-weighted percentage ranging from 15% to 100% of the loan balance based upon loan type.  Management evaluates the remaining loan portfolio by utilizing the historical loss rate for each respective loan type.  Both an average five-year loss rate and a loss rate based on heavier weighting of the previous two years’ loss experience are utilized in the analysis.  Specialized loan categories are evaluated by utilizing subjective factors in addition to a historical loss calculation to determine a loss allocation for each of those types.  Because this analysis or any similar analysis is an imprecise measure of loss, the allowance is typically subject to additional adjustments.  Therefore, management will also take into account other significant factors as may be necessary or prudent in order to reflect, properly, potential losses in the total loan portfolio.

The total allowance for loan losses increased $2 million from December 31, 2001 to $10 million at December 31, 2002.  The increase in the allowance for loan losses was due to growth in commercial real estate lending, an overall change in the product mix within the loan portfolios including growth in deferred deposit transactions, and to account for the modest increase in non-performing loans.  Management believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2002.  Management continues to closely monitor the commercial real estate loan portfolio in particular, recognizing that commercial real estate loans generally carry a greater risk of loss than residential real estate loans.

Similar to 2001, the Company experienced a modest provision for loan losses during the year of 2002.  For the twelve months ended December 31, 2002, the provision for loan losses was $3.3 million compared to $3.5 million during the year of 2001.  Included in the provision for loan losses were $47 thousand and $1.0 million for Refund Anticipation Loans (RALs) during 2002 and 2001, respectively.  The substantial decrease in losses associated with RALs during 2002 was primarily the result of a significant reduction of errors in information received from government entities, which is used to underwrite RALs.  The Company also received better than expected cross-collection of prior year losses.  This is largely due to the unusually high charge-offs experienced during 2001 that in turn led to increased recovery opportunities during the 2002 tax season. Management does not believe, however, that this low loss rate can be sustained in future periods and expects a loss rate in 2003 closer to historical percentages.

The provision for loan losses was $3.5 million during 2001 compared to $1.4 million during 2000.  The higher provision for loan losses in 2001 was primarily attributable to an increase in losses associated with the higher volume of RALs at Refunds Now as well as an increase in losses in the 1-4 family residential and commercial real estate portfolios.

Table 8 - Summary of Loan Loss Experience

	2002	2001	2000	1999	1998
	Year Ended December 31,
	(dollars in thousands )

Allowance for loan losses at beginning of year	$8,607	$7,862	$7,862	$7,862	$8,176

Charge-offs:
Real estate
Residential	(706)	(798)	(241)	(404)	(165)
Commercial	(420)	(703)	(571)	(77)	(500)
Construction	(255)	(8)	(115)	(61)	(352)
Commercial	(444)	(114)	(51)	(97)	(79)
Consumer	(705)	(818)	(734)	(1,508)	(2,828)
Home equity	(164)	(182)	(78)	(51)	—
Tax refund loans	(1,482)	(1,550)	(500)	(200)	—
Total	(4,176)	(4,173)	(2,290)	(2,398)	(3,924)

Recoveries:
Real estate
Residential	88	40	34	15	7
Commercial	159	313	5	—	—
Construction	12	—	—	—	—
Commercial	271	24	15	8	4
Consumer	412	502	616	557	489
Home equity	2	65	9	—	—
Tax refund loans	1,435	481	229	12	—
Total	2,379	1,425	908	592	500
Net loan charge-offs	(1,797)	(2,748)	(1,382)	(1,806)	(3,424)
Provision for loan losses	3,338	3,493	1,382	1,806	3,110
Allowance for loan losses at end of year	$10,148	$8,607	$7,862	$7,862	$7,862

Ratios:
Allowance for loan losses to total loans	0.77%	0.73%	0.69%	0.76%	0.89%
Net loan charge-offs to average loans outstanding for the period	0.15	0.23	0.12	0.19	0.40
Allowance for loan losses to non-performing loans	103	154	193	213	158

Table 9 depicts management’s allocation of the allowance for loan losses by loan type. Allowance allocation is based on management’s assessment of economic conditions, past loss experience, loan volume, past-due history and other factors. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance.

Table 9 - Management’s Allocation of the Allowance for Loan Losses

	As of December 31,
	2002		2001		2000
(dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans
Real estate:
Residential	$1,283	46%	$892	48%	$1,597	55%
Commercial	6,986	31	5,761	30	4,322	22
Construction	764	5	759	6	953	7
Commercial	322	3	458	3	385	3
Consumer	700	3	647	2	517	3
Home Equity	93	12	90	11	88	10
Total	$10,148	100%	$8,607	100%	$7,862	100%

Asset Quality

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off.  Consumer loans are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due or earlier if they are deemed uncollectible.  At December 31, 2002, Republic had $122,000 in consumer loans 90 days or more past due compared to $89,000 at December 31, 2001.

The Bank’s level of delinquent loans decreased to 1.02% at December 31, 2002, down from 1.73% at December 31, 2001.  The improvement is primarily attributable to a small number of real estate secured loans that reached maturity and were pending refinance by the Company or another financial institution at December 31, 2001.  A majority of these loans were either paid off by the borrower or refinanced by the Company during 2002, thus resolving their prior past-due status.

Republic experienced an increase in total non-performing loans from $5.6 million at December 31, 2001 to $9.9 million at December 31, 2002.  The increase in non-accrual loans was spread across all major real estate secured lending categories.  The increase in loans past due 90-days or more was primarily attributable to one commercial real estate loan which matured prior to year-end 2002 and was in the process of being refinanced by the Company.  Management believes that substantially all loans in the non-performing category are well secured with a minimal risk of a material loss.  Management does not consider the increase in non-performing loans indicative of any adverse change in the overall asset quality of the Company’s total loan portfolio, however, the increase in non-performing loans was taken into consideration in establishing the Company’s allowance for loan losses.

Table 10 - Non-Performing Assets

	As of December 31,
(dollars in thousands)	2002	2001	2000	1999	1998

Loans on non-accrual status(1)	$7,967	$5,056	$3,100	$2,721	$3,258
Loans past due 90 days or more	1,915	521	984	968	1,731
Total non-performing loans	9,882	5,577	4,084	3,689	4,989
Other real estate owned	320	149	478	218	540
Total non-performing assets	$10,202	$5,726	$4,562	$3,907	$5,529
Percentage of non-performing loans to total loans	0.75%	0.47%	0.36%	0.35%	0.57%
Percentage of non-performing assets to total loans	0.78	0.48	0.40	0.38	0.63

(1)                                  Loans on non–accrual status includes impaired loans. See note 4 to the Consolidated Financial Statements for additional discussion on impaired loans.

Republic defines impaired loans to be those commercial loans greater than $499,999 that management has classified as doubtful (collection of total amount due is highly questionable or improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided). Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans, which are a component of loans on non-accrual status, increased from $104,000 at December 31, 2001 to $1.2 million at December 31, 2002.

Investment Securities

Table 11 - Investment Securities Portfolio

	December 31,
(in thousands)	2002	2001	2000	1999	1998
Securities Available for Sale:
U.S. Treasury and government agencies	$51,123	$32,023	$87,309	$97,029	$123,976
Mortgage-backed securities, including CMOs	151,924	179,576	65,556	66,340	47,806
Corporate bonds	—	—	18,810	18,258	15,154
Other securities	—	—	125	—	—
Total Securities Available for Sale	203,047	211,599	171,800	181,627	186,936
Securities to be Held to Maturity:
U.S. Treasury and government agencies	8,175	50,995	40,375	25,353	25,422
States and political subdivisions	100	200	275	3,775	4,077
Mortgage-backed securities, including CMOs	77,137	31,151	63,118	3,803	486
Total Securities to be Held to Maturity	85,412	82,346	103,768	32,931	29,985
Total	$288,459	$293,945	$275,568	$214,558	$216,921

The investment portfolio primarily consists of U.S. Treasury and other U.S. Government Agency obligations including mortgage-backed securities and collateralized mortgage obligations (CMOs). The mortgage-backed securities (MBSs) consist of 15-year fixed, 7-year balloons, 5-year balloons, 7/1 and 5/1 Adjustable Rate Mortgages (ARMs) as well as other adjustable rate mortgage securities, underwritten and guaranteed by GNMA, FHLMC and FNMA.  CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly.  In addition to economic and market conditions, the overall management strategy of the investment portfolio is determined by, among other factors, loan demand, deposit mix, liquidity and collateral needs, the Company’s interest rate risk position and the overall structure of the balance sheet.  As of December 31, 2002, investment securities with a fair value of $257 million and amortized cost of $253 million were utilized to secure deposits, securities sold under agreements to repurchase and FHLB advances.

Securities available for sale decreased from $212 million at December 31, 2001 to $203 million at December 31, 2002.  The decrease in the available for sale portfolio was primarily in CMOs, which decreased  $52 million. The decrease in CMOs was due to prepayments on the underlying collateral resulting from a declining interest rate environment.  The decline in CMOs was partially offset by a $86.6 million increase in agency mortgage-backed securities.  The Company also sold approximately $56 million in mortgage-backed investment securities during the third quarter of 2002 in anticipation of rapid prepayments due to declining long-term market interest rates.  These securities had a bond equivalent yield of 5.55% at the time of sale and the Company recognized a gain on sale of $1.6 million.  Management anticipates CMOs and mortgage-backed securities held in the portfolio as of December 31, 2002 may experience rapid prepayments during the first quarter of 2003 given the low interest rate environment at the time.  If these prepayments do occur, the overall yield on the investment portfolio could be negatively impacted.

Securities in the to be held to maturity portfolio increased from $82 million at December 31, 2001 to $85 million at December 31, 2002.  The Company reallocated funds during 2002 from a maturing $50 million short-term Treasury bill into floating rate CMOs which reprice monthly.  Because management viewed these CMOs as a good long-term investment due to their floating rate structure and attractive interest rate spread compared to U.S. government securities, they were classified as to be held to maturity.

Table 12 - Securities Available for Sale

As of December 31, 2002	Amortized Cost	Fair Value	Average Maturity in Years	Weighted Average Yield
(dollars in thousands)
U.S. Treasury and U.S. Government Agencies:
Within one year	$4,998	$5,163	0.80	5.46%
Over one through five years	45,177	45,960	1.82	3.86
Total U.S. Treasury and Government Agencies	50,175	51,123	1.72	4.02
Total mortgage-backed securities and CMOs	148,936	151,924	5.02	4.63
Total available for sale investment securities	$199,111	$203,047	4.19	4.47

Table 13 - Securities to be Held to Maturity

As of December 31, 2002	Amortized Cost	Fair Value	Average Maturity in Years	Weighted Average Yield
(dollars in thousands)

U.S. Treasury and U.S. Government Agencies:
Within one year	$1,000	$999	0.85	2.12%
Over one through five years	2,179	2,200	1.29	3.00
Over five through ten years	4,996	4,996	9.84	2.78
Total U.S. Treasury and Government Agencies	8,175	8,195	6.46	2.76
Obligations of states and political subdivision:
Within one year	100	102	0.67	4.70
Total obligations of state and political subdivisions	100	102	0.67	4.70
Total mortgage-backed securities and CMOs	77,137	77,186	6.71	2.89
Total securities to be held to maturity	$85,412	$85,483	6.68	2.88

Deposits

Total deposits were $1.0 billion at December 31, 2002 compared to $866 million at December 31, 2001.  Non-interest bearing deposits increased $46 million since December 31, 2001 to $175 million. This increase is related to management’s continued focus on gathering lower cost funds through the Company’s free checking promotions and Cash Management services. Because these accounts are typically transaction based, they are likely to have fluctuating balances from period to period.  Non-interest bearing deposits also include various escrow accounts, which are subject to balance fluctuations from period to period as well.

The Bank’s interest-bearing demand accounts, primarily NOW and money markets, increased $175 million during 2002 as the Company heavily promoted the “High Interest Checking” NOW product and the “Premier First” money market product through direct advertising and premium rate offerings.  A significant portion of the increase in these products were from funds transferred from other Republic Bank accounts such as money market certificates of deposit and securities sold under agreements to repurchase.  New products with premium rate offerings, while attracting client funds from outside the Company, also negatively impact Republic’s deposit products paying lower rates of interest. The Company also had an increase in jumbo certificates of deposit during 2002 as this product was heavily promoted in the banking centers and through Internet banking at various times throughout the first half of the year.

Table 14 - Deposits

December 31,	2002	2001	2000	1999	1998
(in thousands)
Demand (NOW, SuperNOW and Money Market)	$360,777	$185,447	$206,511	$204,071	$179,804
Savings	23,993	16,293	12,584	12,158	12,330
Money market certificates of deposit	80,190	155,601	76,818	43,152	35,139
Individual retirement accounts	37,530	34,299	32,933	29,380	23,353
Certificates of deposit, $100,000 and over	111,204	87,154	106,313	91,848	77,365
Other certificates of deposit	249,798	258,012	321,185	319,558	309,938
Brokered deposits	1,238	—	100	16,486	28,873
Total interest bearing deposits	864,730	736,806	756,444	716,653	666,802
Total non-interest bearing deposits	175,460	129,552	107,317	84,256	80,345
Total	$1,040,190	$866,358	$863,761	$800,909	$747,147

Securities Sold Under Agreements to Repurchase and Other Short–Term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings decreased $57 million. Approximately $45 million of this decline was due to a switch in product type by several clients into the Company’s higher yielding “Premier First” money market product.  The remaining decline was primarily due to decreases in a small number of the Company’s larger cash management accounts.  Because these accounts are transaction based, they are inherently subject to large periodic balance changes.

FHLB Borrowings

FHLB borrowings increased by $22 million during the year to $319 million at December 31, 2002.  The increase in borrowings was primarily the result of the $60 million in new advances the Company received during the fourth quarter of 2002 to fund the newly originated 15-year, fixed-rate loans that were held within the portfolio.  The weighted-average cost of these advances was 3.23% with a weighted-average maturity of 3.6 years.  The increase in FHLB borrowings as a result of this transaction was partially offset by the maturity of a $30 million advance during August 2002 with a coupon of 6.96%.  The Company also elected to prepay a $25 million advance with a coupon of 6.40% during September of 2002 recognizing a one-time penalty of $1.4 million.

Approximately $115 million of the Company’s advances are fixed with original maturities ranging from two through five years. Of these fixed rate advances, $60 million is scheduled to mature in January 2003 with a coupon of 5.88%.  Management will likely refinance these advances on an overnight basis in the near-term.  Subject to market conditions, management may elect to extend the maturities on these advances for a longer-term at some time during 2003.

The remaining $204 million in the Company’s borrowings consists of convertible advances with original fixed-rate periods ranging from one to five years and original maturities ranging from three to ten years.  At the end of their respective fixed-rate periods, the Federal Home Loan Bank has the right to convert the borrowings to floating-rate advances tied to LIBOR.  If the FHLB elects to convert the debt to a floating rate instrument, Republic also has the right to pay off the advances without penalty.  The Company has $10 million in these advances that are currently eligible to be converted on their quarterly repricing date.  Based on market conditions at this time, management does not believe these advances are likely to be converted in the near-term.  (See Note regarding FHLB borrowings.)

Liquidity

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand.  Funding and cash flows can also be realized by the sale of securities in the available-for-sale portion of the investment portfolio, principal paydowns on loans and mortgage-backed securities and proceeds realized from the loans held-for-sale category.  Republic’s banking centers and its Internet site, republicbank.com, also provide access to retail deposit markets.  These retail deposits, if offered at attractive rates, have historically been a source of funding when needed.  Traditionally, the Bank has also utilized borrowings from the FHLB to supplement its funding requirements.  At December 31, 2002, the Bank had $42 million of borrowing capacity with the FHLB.  While Republic utilizes numerous funding sources in order to meet liquidity requirements, the Company also has  $40 million in approved unsecured line of credit facilities available at December 31, 2002 through various third party sources.

Capital

Total stockholders’ equity increased from $125 million at December 31, 2001 to $151 million at December 31, 2002. The increase in stockholders’ equity was primarily attributable to net income earned during 2002.  There was also a positive impact on accumulated other comprehensive income as a result of the increased value of the available for sale securities portfolio.  In addition, stockholders’ equity increased as a result of stock options exercised by Republic’s employees and directors and a $5.1 million conversion of the Company’s guaranteed preferred beneficial interests in Republic’s subordinated debentures into Class A Common Stock.  These debentures were already previously included as a component of capital for regulatory purposes. (For further discussion of the Company’s guaranteed preferred beneficial interests in Republic’s subordinated debentures see Note 10 of the consolidated financial statements included in this annual report.)

In 1998 and 1999, Republic Bancorp’s board of directors approved a Class A share repurchase program of 500,000 shares.  Through December 31, 2002, Republic purchased approximately 471,000 shares with a weighted-average cost of $10.12, and a total cost of $4.8 million.  The Company was authorized to buy back an additional 29,000 shares of Class A Common Stock under this program as of December 31, 2002.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital. The Bank intends to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the FDIC.  Republic’s average capital to average assets ratio was 8.65% at December 31, 2002 compared to 7.96% at December 31, 2001.  (For further analysis, see Note 13 of the consolidated financial statements included in this annual report)

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

Table 15 - Off balance sheet items

(in thousands)	Maturity by period
Contractual Obligations	Total	Less than one year	Greater than one year to 3 years	Greater than 3 years to 5 years	Greater than 5 years
Stand-by letters of credit	$32,542	$2,519	$13,460	$14,727	$1,836
Lease commitments	24,762	2,568	4,394	2,334	15,466
FHLB letters of credit	107,862	80,000	13,137	14,725	—
Commitments to extend credit	257,621	241,801	11,633	274	3,913
Mortgage Banking Commitments
Rate-lock commitments	161,648	161,648	—	—	—
Mandatory forward sales contracts	195,809	195,809	—	—	—

Stand-by letters of credit represent commitments by the Company to repay a third-party beneficiary when a customer fails to repay a loan or debt instrument. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit.  In addition to credit risk, the Company also has liquidity risk associated with stand-by letters of credit because funding for these obligations could be required immediately.

Lease commitments represents the total minimum lease payments under noncancelable operating leases.

The Company obtained letters of credit from the FHLB to be used as collateral on public funds deposits and as credit enhancements for client bond offerings.  Approximately $28 million of these letters of credit at December 31, 2002 were used as credit enhancements for client bond offerings.  The remaining $80 million was used to collateralize a public funds deposit, which the Company classifies as a short-term borrowing.  These letters of credit reduce Republic’s available borrowing line at the Federal Home Loan Bank by $108 million.

Commitments to extend credit are loan commitments, which assure a borrower of financing for a specified period of time at a specified rate on a loan Republic intends to hold in its portfolio.  The risk to Republic under such commitments is limited to the terms of the contracts.  For example, Republic may not be obligated to advance funds if the customer’s financial condition deteriorates or if the customer fails to meet specific covenants.  An approved, but unfunded, loan commitment represents a potential credit risk once the funds are advanced to the customer.  This is also a liquidity risk since the customer may demand immediate cash that would require funding, and interest rate risk as market interest rates may rise above the rate committed.

Republic’s mortgage banking activities generally includes two types of commitments by the Company.  The first is a rate lock commitment with the client.  In a rate-lock commitment, a client while in process of obtaining approval for a fixed-rate secondary market loan can, at his own determination, fix or “lock in” his rate on the loan.  The commitments are generally for periods of 60 to 90 days and are at market rates.  To mitigate risk from market interest rate fluctuations and to deliver these loans into the secondary market, Republic generally enters into mandatory forward sales contracts on rate-lock commitments.  The Company also has mandatory sales contracts covering loans held for sale, which no longer represent a rate-lock commitment.

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

Republic utilizes an earnings simulation model to analyze net interest income sensitivity.  Potential changes in market interest rates and their subsequent effects on net interest income are then evaluated.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points.  Assumptions based on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income.  Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Republic’s interest sensitivity profile reflected little change from December 31, 2001 to December 31, 2002.  Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, Republic’s base net interest income would decrease by an estimated 1.09% at December 31, 2002 compared to a decrease of 1.22% at December 31, 2001.  Given a 100 basis point increase in the yield curve Republic’s base net interest income would decrease by an estimated 2.48% at December 31, 2002 compared to a decrease of 2.41% at December 31, 2001.

Historically, Republic’s net interest margin declined in a rising interest rate environment.  While this fact remains, the Company improved its risk position in 2001 from rising interest rates by extending advances from the Federal Home Loan Bank.  The Company has generally maintained this improved risk position during 2002.  In a declining interest rate environment, the Company’s net interest income historically increased.  Given the low level of market interest rates as of December 31, 2002, however, the Company may not experience a corresponding improvement in net interest income from a further decline in market interest rates as the interest paid on selected deposit products may not be subject to further material reductions.

The interest sensitivity profile of Republic at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.

Tables 16 and 17 illustrate Republic’s estimated annualized earnings sensitivity profile based on the asset/liability model as of year-end 2002 and year-end 2001, respectively:

Table 16 - Interest Rate Sensitivity for 2002

	Decrease in Rates			Increase in Rates
(dollars in thousands)	200 Basis Points	100 Basis Points	BASE	100 Basis Points	200 Basis Points
Projected interest income
Short-term investments	$66	$67	$266	$549	$665
Investments	8,520	9,304	11,173	12,890	14,588
Loans, excluding fees	81,382	84,232	86,552	90,437	94,513
Total interest income	89,968	93,603	97,991	103,876	109,766

Projected interest expense
Deposits	16,289	17,675	19,681	24,476	29,199
Securities sold under agreements to repurchase	793	1,161	2,870	5,485	8,077
Other borrowed funds	13,877	13,877	13,877	13,877	14,060
Total interest expense	30,959	32,713	36,428	43,838	51,336
Net interest income	$59,009	$60,890	$61,563	$60,038	$58,430
Change from base	$(2,554)	$(673)		$(1,525)	$(3,133)
% Change from base	(4.15)%	(1.09)%		(2.48)%	(5.09)%

Table 17 - Interest Rate Sensitivity for 2001

	Decrease in Rates			Increase in Rates
(dollars in thousands)	200 Basis Points	100 Basis Points	BASE	100 Basis Points	200 Basis Points
Projected interest income
Short-term investments	$165	$360	$969	$1,614	$1,893
Investments	9,374	10,540	11,958	13,333	15,064
Loans, excluding fees	82,075	85,238	88,517	92,130	95,945
Total interest income	91,614	96,138	101,444	107,077	112,902

Projected interest expense
Deposits	16,068	17,550	20,071	23,919	27,642
Securities sold under agreements to repurchase	2,550	3,355	5,286	8,505	11,730
Other borrowed funds	15,871	15,992	16,113	16,124	16,204
Total interest expense	34,489	36,897	41,470	48,548	55,576
Net interest income	$57,125	$59,241	$59,974	$58,529	$57,326
Change from base	$(2,849)	$(733)		$(1,445)	$(2,648)
% Change from base	(4.75)%	(1.22)%		(2.41)%	(4.42%	)%

Market and Dividend Information

Republic’s Class A Common Stock is traded on the Nasdaq National Market System (NASDAQ) under the symbol “RBCAA”.  The following table sets forth the high and low closing prices of the Class A Common Stock and the dividends paid on the Class A Common Stock and Class B Common Stock during the past two years.

	2002
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B
March 31	$13.72	$10.55	$0.044	$0.040
June 30	12.65	10.56	0.055	0.050
September 30	13.18	10.44	0.055	0.050
December 31	12.25	10.28	0.055	0.050

	2001
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B
March 31	$9.19	$6.19	$0.044	$0.040
June 30	13.18	8.13	0.044	0.040
September 30	14.51	10.70	0.044	0.040
December 31	13.99	12.10	0.044	0.040

There is no established public trading market for the Class B Common Stock.  At February 12, 2003, the Class A Common Stock was held by 813 shareholders of record, and the Class B Common Stock was held by 208 shareholders of record.  The Company intends to continue its historical practice of paying quarterly cash dividends although there is no assurance by the board of directors that such dividends will continue to be paid in the future.  The payment of dividends in the future is dependent on future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and other considerations.  In addition, the payment of dividends is subject to the regulatory restrictions described in Note 13 to the Company’s consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

See discussion in Note 1 to financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information for this item is incorporated by reference to the Asset /Liability Management and Market Risks section of Part 1, Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this annual report.

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

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
of Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of Republic’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe, Chizek and Company LLP

Crowe, Chizek and Company LLP

Louisville, Kentucky
January 10, 2003

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, (in thousands, except share data)

	2002	2001

ASSETS:
Cash and cash equivalents	$39,853	$35,569
Securities available for sale	203,047	211,599
Securities to be held to maturity	85,412	82,346
Mortgage loans held for sale	65,695	35,492
Loans, less allowance for loan losses of $10,148 and $8,607 (2002 and 2001)	1,299,915	1,176,094
Federal Home Loan Bank stock	18,324	17,375
Premises and equipment, net	23,152	19,590
Other assets and accrued interest receivable	17,308	12,766

TOTAL	$1,752,706	$1,590,831

LIABILITIES:
Deposits:
Non-interest bearing	$175,460	$129,552
Interest bearing	864,730	736,806
Securities sold under agreements to repurchase and other short term borrowings	224,929	282,023
FHLB borrowings	319,299	296,950
Guaranteed preferred beneficial interests in Republic’s subordinated debentures	—	5,852
Other liabilities and accrued interest payable	17,492	14,533

Total liabilities	1,601,910	1,465,716

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 100,000 shares authorized Series A 8.5% noncumulative convertible
Class A common stock, no par value, 30,000,000 shares authorized, 14,852,153 shares (2002) and 14,027,284 shares (2001) issued and outstanding; Class B common stock, no par value, 5,000,000 shares authorized, 1,979,414 shares (2002) and 2,078,731 shares (2001) issued and outstanding	4,120	3,953
Additional paid-in capital	39,174	33,017
Retained earnings	107,567	90,873
Unearned shares in employee stock ownership plan	(2,663)	(3,005)
Accumulated other comprehensive income	2,598	277

Total stockholders’ equity	150,796	125,115

TOTAL	$1,752,706	$1,590,831

See accompanying notes.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2002	2001	2000
INTEREST INCOME:
Loans, including fees	$92,154	$102,324	$100,422
Securities
Taxable	12,219	12,775	16,309
Non-taxable	8	11	89
Other	1,720	2,286	1,840
Total interest income	106,101	117,396	118,660

INTEREST EXPENSE:
Deposits	22,819	32,706	37,521
Securities sold under agreements to repurchase	3,246	8,529	13,819
FHLB borrowing	15,696	16,682	15,511
Total interest expense	41,761	57,917	66,851

NET INTEREST INCOME	64,340	59,479	51,809

PROVISION FOR LOAN LOSSES	3,338	3,493	1,382

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	61,002	55,986	50,427

NON-INTEREST INCOME:
Service charges on deposit accounts	8,314	6,267	4,410
Electronic refund check fees	3,198	2,087	1,070
Title insurance commissions	2,129	1,515	298
Net gain on sale of mortgage loans	6,998	6,191	1,417
Net gain (loss) on sale of securities	1,559	1,864	(161)
Debit card interchange fee income	1,441	1,020	760
Other	883	797	1,065
Total non-interest income	24,522	19,741	8,859

NON-INTEREST EXPENSE:
Salaries and employee benefits	28,039	25,943	20,519
Occupancy and equipment	9,984	9,073	8,825
Communication and transportation	2,329	2,319	2,084
Marketing and development	2,934	2,839	1,555
Bankshares tax	1,727	1,513	1,339
Supplies	1,139	1,170	994
FHLB prepayment penalty	1,381	1,049
Outsourced technology services	1,575	1,134	1,028
Other	4,731	5,300	3,685
Total non-interest expense	53,839	50,340	40,029

INCOME BEFORE INCOME TAXES	31,685	25,387	19,257

INCOME TAXES	11,196	8,579	6,336

NET INCOME	$20,489	$16,808	$12,921

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain on securities	$3,334	$1,948	$3,368
Reclassification of realized amount	(1,013)	(1,219)	106
Net unrealized gain recognized in comprehensive income	2,321	729	3,474

COMPREHENSIVE INCOME	$22,810	$17,537	$16,395

EARNINGS PER SHARE, BASIC
Class A	$1.23	$1.04	$0.78
Class B	1.21	1.03	0.77

EARNINGS PER SHARE ASSUMING DILUTION
Class A	1.20	1.01	0.76
Class B	1.19	0.99	0.75

See accompanying notes.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 and 2000 (in thousands, except per share data)

	Common Stock			Additional Paid-In Capital	Retained Earnings	Unearned Shares in Employee Stock Ownership Plan	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A Shares	Class B Shares	Amount

BALANCE, January 1, 2000	14,536	2,142	$4,099	$33,617	$73,600	$(3,620)	$(3,926)	$103,770

Stock options exercised, net of shares redeemed	42	17	14	86				100

Repurchase of Class A Common	(143)		(34)	(283)	(691)			(1,008)

Conversion of Class B Common to Class A Common	54	(54)

Commitment of 22,930 shares to be released under the Employee Stock Ownership Plan	23			(126)		296		170

Dividends declared Common:
Class A ($0.15125 per share)					(2,194)			(2,194)
Class B ($0.13750 per share)					(291)			(291)

Net changes in accumulated other comprehensive income							3,474	3,474

Net income					12,921			12,921

BALANCE, December 31, 2000	14,512	2,105	$4,079	$33,294	$83,345	$(3,324)	$(452)	$116,942

Stock options exercised, net of shares redeemed	155	22	44	808	(385)			467

Repurchase of Class A Common	(763)		(182)	(1,521)	(6,113)			(7,816)

Conversion of Class B Common to Class A Common	48	(48)

Conversion of Capital Trust Preferred to Class A Common	50		12	488				500

Commitment of 24,649 shares to be released under the Employee Stock Ownership Plan	25			(52)		319		267

Dividends declared Common:
Class A ($0.176 per share)					(2,449)			(2,449)
Class B ($0.160 per share					(333)			(333)

Net changes in accumulated other comprehensive income							729	729

Net income					16,808			16,808

BALANCE, December 31, 2001	14,027	2,079	$3,953	$33,017	$90,873	$(3,005)	$277	$125,115

Stock options exercised, net of shares redeemed	203	3	49	1,258	(203)			1,104

Repurchase of Class A Common	(15)		(3)	(29)	(131)			(163)

Conversion of Class B Common to Class A Common	103	(103)

Conversion of Capital Trust Preferred to Class A Common	508		121	4,956				5,077

Commitment of 26,499 shares to be released under the Employee Stock Ownership Plan	26			(28)		342		314

Dividends declared Common:
Class A ($0.209 per share)					(3,081)			(3,081)
Class B ($0.190 per share)					(380)			(380)

Net changes in accumulated other comprehensive income (loss)							2,321	2,321

Net income					20,489			20,489

BALANCE, December 31, 2002	14,852	1,979	$4,120	$39,174	$107,567	$(2,663)	$2,598	$150,796

See accompanying notes.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, (in thousands)

	2002	2001	2000
OPERATING ACTIVITIES:
Net income	$20,489	$16,808	$12,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	4,262	3,736	4,132
FHLB stock dividends	(949)	(1,204)	(1,117)
Provision for loan losses	3,338	3,493	1,382
Net gain on sale of mortgage loans	(6,998)	(6,191)	(1,417)
Net (gain) loss on sale of securities	(1,559)	(1,864)	161
Proceeds from sale of mortgage loans held for sale	767,452	523,663	113,768
Origination of mortgage loans held for sale	(790,657)	(547,735)	(110,172)
Employee Stock Ownership Plan expense	314	267	170
Changes in assets and liabilities:
Accrued interest receivable and other assets	(4,967)	2,267	(1,196)
Accrued interest payable and other liabilities	2,729	2,622	998
Net cash provided by (used in) operating activities	(6,546)	(4,138)	19,630

INVESTING ACTIVITIES:
Purchases of securities available for sale	(333,751)	(248,731)	(61,159)
Purchases of securities to be held to maturity	(101,590)	(80,845)	(88,109)
Proceeds from maturities of securities to be held to maturity	98,474	139	17,438
Proceeds from maturities and paydowns of securities available for sale	288,937	191,715	48,248
Proceeds from sales of securities available for sale	58,227	122,516	27,569
Net increase in loans	(127,929)	(43,680)	(107,842)
Net purchases of premises and equipment, net	(7,560)	(3,955)	(4,613)
Net cash used in investing activities	(125,192)	(62,841)	(168,468)

FINANCING ACTIVITIES:
Net increase in deposits	134,348	2,597	62,852
Net increase (decrease) in securities sold under agreements to repurchase and other short-term borrowings	(17,610)	19,022	47,283
Payments on other borrowed funds	(70,258)	(99,837)	(305,531)
Proceeds from other borrowed funds	92,607	150,737	320,198
Repurchase of Class A common stock	(163)	(7,816)	(1,008)
Redemption of the Company’s guaranteed preferred beneficial interests in Republic’s subordinated debentures	(775)	—	—
Proceeds from common stock options exercised	1,104	467	100
Cash dividends paid	(3,231)	(2,837)	(2,368)
Net cash provided by financing activities	136,022	62,333	121,526

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,284	(4,646)	(27,312)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,569	40,215	67,527

CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,853	$35,569	$40,215

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$38,036	$59,076	$66,361
Income taxes	11,600	8,701	6,284

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to other real estate owned	770	624	1,441
Transfers of securities to be held to maturity to securities available for sale	—	102,153	—

Conversion of the Company’s guaranteed preferred beneficial interests in Republic’s subordinated debentures to Class A Common Stock	5,077	—	—

Client transfers from securities sold under agreements to repurchase to deposits	39,484	—	—

See accompanying notes.

REPUBLIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Business - The consolidated financial statements include the accounts of Republic Bancorp, Inc. (Parent Company) and its wholly-owned subsidiaries: Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (together referred to as “Bank”), Republic Capital Trust and Republic Mortgage Company (collectively “Republic” or “the Company”).  The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC (d/b/a Refunds Now) and Republic Insurance Agency, LLC.  All significant intercompany balances and transactions have been eliminated.

Republic operates 26 banking centers, primarily in the retail banking industry and conducts its operations predominately in metropolitan Louisville, central Kentucky, southern Indiana and through an Internet banking software application.  Republic’s consolidated results of operations are dependent upon net interest income, which is the difference between the interest income on interest-earning assets and the interest expense on interest-bearing liabilities.  Principal interest-earning assets are securities and real estate mortgage, commercial, and consumer loans.  Interest-bearing liabilities consist of interest-bearing deposit accounts and short-term and long-term borrowings.

Other sources of income include fees charged to customers for a variety of banking services such as transaction deposit accounts and trust services.  Republic also generates revenue from its mortgage banking activities, which include the origination and sale of loans in the secondary market and servicing loans for others, and through electronic tax refund services.

Republic’s operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, marketing and development, communications and transportation costs and other general and administrative expenses.  Republic’s results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Use of Estimates - Financial statements prepared in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Estimates that are particularly subject to change include the allowance for loan losses and the fair value of financial instruments.  Actual results could differ from these estimates.

Cash Flows - Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days and federal funds sold.  Net cash flows are reported for loan, deposit and other borrowing transactions.

Securities - Securities to be held to maturity are those which Republic has the positive intent and ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Securities available for sale, carried at fair value, consist of securities not classified as trading securities nor as held to maturity securities.  Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a separate component of stockholders’ equity until realized.  Gains and losses on the sale of available for sale securities are determined using the specific-identification method.  Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

In conjunction with Republic’s adoption of new guidance regarding accounting for derivative instruments and hedging activities, on January 1, 2001 Republic transferred substantially all of its securities classified as held to maturity at that date to available for sale.

Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.

Federal Home Loan Bank stock is carried at cost.

Mortgage Banking Activities - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value.  To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, Republic enters non-exchange traded mandatory forward sales derivative contracts.  The aggregate market value of mortgage loans held for sale considers the price of the sales contracts.

On July 1, 2002, Republic became subject to new accounting guidance for certain commitments to originate loans. The new guidance requires loan commitments related to the origination of mortgage loans held for sale to be accounted for as derivative instruments. Republic’s commitments are for fixed rated mortgage loans, generally lasting 60 to 90 days and are at market rates when initiated.  Considered derivatives, Republic had commitments to originate $161 million in loans as of December 31, 2002, which it intends to sell after the loans are closed.  Because sales contract derivatives are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives and both are carried at their fair value with changes included in earnings and substantially offset, the impact of adopting this guidance was not material.  Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

Servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold.  Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues.  Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans by interest rates and then, secondarily, by geographic and prepayment characteristics.  Any impairment of a grouping is reported as a valuation allowance.  Republic’s loans sold in the secondary market have been primarily sold with servicing released.  Accordingly, servicing rights have not had a material impact on Republic’s financial position or results of operations.

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

Generally, the accrual of interest on loans, including impaired loans, is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loans are well secured and in the process of collection.  Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  Such loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off.  Consumer loans generally are not placed on non-accrual status but are reviewed periodically and charged off when deemed uncollectible.

Republic recognizes interest income on an impaired loan when earned, unless the loan is on non-accrual status, in which case interest income is recognized when received.

Allowance for Loan Losses - The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Management estimates the necessary allowance balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, regulatory guidance and other factors.  Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off.  Loan losses are charged against the allowance when management deems a loan uncollectible.

A loan is impaired when full payment under the loan terms is not expected.  Impairment is evaluated collectively for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for commercial and commercial real estate loans.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed over the estimated useful lives of the related assets on the straight-line method.  Estimated lives are 25 to 31 1/2 years for buildings and improvements, 3 to 5 years for furniture, fixtures and equipment and 3 to 9 years for leasehold improvements.

Long-Lived Assets - Long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at discounted amounts.

Securities Sold under Agreements to Repurchase and Other Short-Term Borrowings - Substantially all repurchase agreement liabilities represent amounts advanced by customers.  Securities are pledged to cover most of these liabilities not covered by federal deposit insurance.  Certain of these liabilities, which are not covered by federal deposit insurance, are secured by private insurance purchased by Republic rather than by a pledge of securities.

Stock Option Plans - Employee compensation expense under stock option plans is reported using the intrinsic value method.  No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.  The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

(dollars in thousands, except per share data)	2002	2001	2000

Net income as reported	$20,489	$16,808	$12,921
Deduct:
Stock-based compensation expense determined under fair value based method	645	153	353
Pro forma net income	$19,844	$16,655	$12,568

Basic earnings per share as reported
Class A	$1.23	$1.04	$0.78
Class B	1.21	1.03	0.77

Pro forma basic earnings per share
Class A	1.19	1.00	0.76
Class B	1.18	0.99	0.74

Diluted earnings per share as reported
Class A	1.20	1.01	0.76
Class B	1.19	0.99	0.75

Pro forma diluted earnings per share
Class A	1.17	0.96	0.74
Class B	1.15	0.95	0.73

The weighted-average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in computing pro forma disclosures are as follows:

	2002	2001	2000

Assumptions:
Risk-free interest rate	4.83%	4.99%	5.33%
Expected dividend yield	1.97	2.37	2.36
Expected life (years)	5.95	6.00	6.00
Expected common stock market price volatility	32%	34%	27%

Estimated fair value per share	$3.41	$2.46	$1.78

Income Taxes - Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Employee Stock Ownership Plan - The cost of shares held by the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  The difference between market price and the cost of shares committed to be released is recorded as an adjustment to paid in capital.  Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Financial Instruments - Financial instruments include off-balance sheet credit instruments, such as commitments to fund loans and standby letters of credit.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Derivatives - Republic only uses derivative instruments as described in “Mortgage Banking Activities.”

Earnings per Share - Earnings per share are based on income (in the case of Class B Common Stock, less the dividend preference on Class A Common Stock) divided by the weighted average number of shares outstanding during the period.  Earnings per share assuming dilution shows the effect of additional common shares issuable under stock options and guaranteed preferred beneficial interests in Republic’s subordinated debentures.  All per share amounts have been restated to reflect the stock splits occurring during the periods presented.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Segment Information - Segments are parts of a company evaluated by management with separate financial information.  Republic’s internal information is primarily reported and evaluated in three lines of business - banking, mortgage banking and Refunds Now.

Reclassifications - Certain amounts presented in prior periods have been restated to conform with the current year  presentation.

New Accounting Pronouncements - On January 1, 2002, Republic adopted a new accounting standard for disclosing losses on debt extinguishment.  Prior standards required all such losses to be reported separately as extraordinary items, whereas under the new standard, these losses are to be reported as extraordinary item only if the circumstances in which the debt was extinguished merit such disclosure.  As part of its ongoing asset and liability management, Republic periodically retires certain debt obligations prior to maturity, which under the new standard is not considered extraordinary.  As such, the prepayment penalties incurred by Republic in 2002 on early retirement of FHLB advances were reported as a separate caption included in non-interest expense.  The prepayment penalties incurred in 2001 were restated to conform with the 2002 presentation.

On July 1, 2002, Republic became subject to new accounting guidance for certain commitments to originate loans as described in “Mortgage Banking Activities.”

Effective in 2002, a new accounting standard relating to changes in accounting for business combinations and intangible assets resulted in no effect to the Company since there are no intangible assets included on the balance sheet nor any recent acquisitions by the Company.

New accounting standards on asset retirement obligations, restructuring activities and exit costs were issued in 2002.  Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company’s financial condition or results of operations.

2.              RESTRICTIONS ON CASH AND DUE FROM BANKS

Republic is required by the Federal Reserve Bank to maintain average reserve balances.  Cash and due from banks in the consolidated balance sheet includes $3.0 million of reserve balances at December 31, 2002.

3.              SECURITIES

Securities available for sale:

	December 31, 2002
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$50,175	$948	$—	$51,123
Mortgage-backed securities, including CMOs	148,936	2,990	(2)	151,924

Total securities available for sale	$199,111	$3,938	$(2)	$203,047

	December 31, 2001
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$31,542	$481	$—	$32,023
Mortgage-backed securities, including CMOs	179,636	798	(858)	179,576

Total securities available for sale	$211,178	$1,279	$(858)	$211,599

Securities to be held to maturity:

	December 31, 2002
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$8,175	$20	$—	$8,195
Obligations of state and political subdivisions	100	2	—	102
Mortgage-backed securities, including CMOs	77,137	115	(66)	77,186

Total securities to be held to maturity	$85,412	$137	$(66)	$85,483

	December 31, 2001
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$50,995	$—	$(37)	$50,958
Obligations of state and political subdivisions	200	3	—	203
Mortgage-backed securities, including CMOs	31,151	10	(7)	31,154

Total securities to be held to maturity	$82,346	$13	$(44)	$82,315

	December 31
	(in thousands)
	2002	2001

Securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law

Amortized cost	$253,266	$233,600
Fair value	257,053	233,900

Sale of securities available for sale

Proceeds on sales	58,228	122,516
Proceeds on calls	26,500	63,000
Gross gains	1,559	1,864

The amortized cost and fair value of securities, by contractual maturity, are as follows:

	December 31, 2002
	(in thousands)
	Securities available for sale		Securities to be held to maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$4,998	$5,163	$1,100	$1,101
Due after one year through five years	45,177	45,960	2,179	2,200
Due after five through ten years	—	—	4,996	4,996
Mortgage-backed securities, including CMOs	148,936	151,924	77,137	77,186

Total	$199,111	$203,047	$85,412	$85,483

4.              LOANS

	December 31,
	2002	2001
	(in thousands)

Residential real estate	$597,797	$571,959
Commercial real estate	413,115	360,056
Real estate construction	68,020	70,870
Commercial	33,341	30,627
Consumer	39,347	26,905
Home equity	159,261	125,360
Total loans	1,310,881	1,185,777
Less:
Unearned interest income and unamortized loan fees	818	1,076
Allowance for loan losses	10,148	8,607

Loans, net	$1,299,915	$1,176,094

Republic utilizes eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank.  At December 31, 2002 and 2001, Republic had $541 million and $526 million in first lien, 1-4 family residential real estate loans pledged to secure advances and letters of credit from the Federal Home Loan Bank.  The Company also had $38 million and $12 million in multi-family, commercial real estate loans pledged at December 31, 2002 and 2001, and $115 million in home equity lines of credit pledged at December 31, 2002.

Activity in the allowance for loan losses is summarized as follows:

	December 31,
	2002	2001	2000
	(in thousands)
Balance, beginning of year	$8,607	$7,862	$7,862
Provision for loan losses charged to income	3,338	3,493	1,382
Charge-offs	(4,176)	(4,173)	(2,290)
Recoveries	2,379	1,425	908

Balance, end of year	$10,148	$8,607	$7,862

Information about Republic’s impaired loans is as follows:

	As of and for the Year Ended December 31,
	2002	2001	2000
	(in thousands)
Year-end loans with no allocated allowance for loan losses	$—	$—	$—
Year-end loans with allocated allowance for loan losses	1,152	104	767

Total	$1,152	$104	$767

Amount of the allowance for loan losses allocated	$288	$26	$385

Average of impaired loans during the year	1,369	707	714

Interest income recognized during impairment	—	—	—
Cash-basis interest income recognized	—	—	—

Nonperforming loans were as follows:
Loans past due 90 days still on accrual	1,915	521	984
Nonaccrual loans	7,967	5,056	3,100

Nonperforming loans includes impaired loans and smaller balance homogeneous loans as defined in Note 1.

Loans made to executive officers and directors of Republic and their related interests in the ordinary course of business, subject to substantially the same credit policies as other loans and current in their terms, are as follows:

	Balance, Beginning Of Period	Change in Related Party Status	New Loans	Repayments	Balance, End Of Period
(in thousands)
Year ended December 31, 2002	$21,565	$227	$6,348	$(8,595)	$19,545

5.              LOAN SERVICING

Republic was servicing loans for others (primarily FHLMC) totaling $288 million and $243 million at December 31, 2002 and 2001.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.

Activity for capitalized mortgage servicing rights during 2002 and 2001 were as follows.

	December 31,
	2002	2001
	(in thousands)

Balance January 1	$1,885	$624
Additions	1,743	1,548
Amortized to expense	(746)	(287)

Balance December 31	$2,882	$1,885

Valuation allowance	$—	$—

6.              PREMISES AND EQUIPMENT

	December 31,
	2002	2001
	(in thousands)

Land	$1,822	$1,822
Office buildings and improvements	13,877	11,809
Furniture, fixtures and equipment	24,625	19,634
Leasehold improvements	2,500	2,037

Total premises and equipment	42,824	35,302
Less accumulated depreciation and amortization	19,672	15,712

Net premises and equipment	$23,152	$19,590

7.              DEPOSITS

Time deposits of $100,000 or more were approximately $111 million and $87 million at year-end 2002 and 2001.

At December 31, 2002, the scheduled maturities of time deposits of $100,000 or more are as follows:

(dollars in thousands)	Amount	Weighted Average Rate

2003	$39,806	3.23%
2004	17,744	3.76
2005	8,131	4.51
2006	22,807	3.96
2007	22,716	4.49
thereafter	—	—

Total	$111,204	3.81%

8.              SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

These liabilities consist of short-term excess funds from correspondent banks, repurchase agreements and overnight liabilities to deposit customers arising from Republic’s cash management program.  While effectively deposit equivalents, the overnight liabilities to customers are in the form of repurchase agreements or liabilities secured by Federal Home Loan Bank letters of credit or private insurance policies purchased by Republic.  Repurchase agreements collateralized by securities are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities.  All securities underlying the agreements were under Republic’s control.

Information concerning securities sold under agreements to repurchase and liabilities secured by insurance policies at year-end 2002 and 2001 are as follows:

	December 31,
	2002	2001
	(in thousands)
Average outstanding balance during the year	$225,671	$251,068
Average interest rate during the year	1.44%	3.40%
Maximum month end balance during the year	$294,915	$283,460

9.     FHLB BORROWED FUNDS

	December 31,
	2002	2001
	(in thousands)

Federal Home Loan Bank convertible fixed rate advances with weighted average interest rate of 5.17% (1)	$115,000	$140,000

Federal Home Loan Bank fixed interest rate advances, with weighted average interest rate of 4.60% at December 31, 2002, due through 2031	204,299	156,950

	$319,299	$296,950

(1) Represents convertible advances with the Federal Home Loan Bank (FHLB).  These advances have original fixed-rate periods ranging from one to five years and original maturities ranging from three to ten years.  At the end of their respective fixed-rate periods, the FHLB has the right to convert the borrowings to floating-rate advances tied to LIBOR.  The Company has $10 million in these advances that are currently eligible to be converted on their quarterly repricing date.  Based on market conditions at this time, management does not believe these advances are likely to be converted in the near-term..

Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans.  (For additional information see Note 4 on Loans). At December 31, 2002, Republic had available collateral to borrow an additional $42 million from the Federal Home Loan Bank.  Republic also has unsecured lines of credit totaling $40 million available through various financial institutions.

Aggregate future principal payments on borrowed funds as of December 31, 2002 are as follows:

Year	(in thousands)

2003	$115,000
2004	54,000
2005	30,000
2006	70,000
2007 and thereafter	50,299

$319,299

For purposes of this schedule, the $115 million in convertible fixed-rate advances are assumed to be converted on their applicable quarterly repricing dates.  During 2002, the Company prepaid $25 million on 6.40% Federal Home Loan Bank advances due November 20, 2002.  This transaction resulted in a penalty of $1,371,000 or $891,000 net of tax (approximately $0.05 per share).  In 2001, the Company prepaid $25 million on 6.69% Federal Home Loan Bank advances due October 2002.  This transaction resulted in a penalty of $1,049,000 or $686,000 net of tax (approximately $0.04 per share).

10.  GUARANTEED PREFERRED BENEFICIAL INTERESTS

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

As permitted under the agreement, management redeemed these securities on April 1, 2002.  Approximately $800,000 of these securities was redeemed for cash while the remaining $5.1 million were converted into 507,700 shares of the Company’s Class A Common Stock.  This transaction, on an annualized basis, will have a negative impact of approximately $0.03 on basic earnings per share and will have no effect on dilutive earnings per share.

11.  INCOME TAXES

Income tax expense is summarized as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)

Current	$11,536	$8,687	$5,904
Deferred expense (benefit)	(340)	(108)	432

Total	$11,196	$8,579	$6,336

The provision for income taxes differs from the amount computed at the statutory rate as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt interest income			(0.3)
Other	0.3	(1.2)	(1.7)

Effective rate	35.3%	33.8%	33.0%

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Depreciation	$532	$755
Allowance for loan losses	2,715	2,097
Accrued expenses	1,098	—
Other	—	200

Total deferred tax assets	4,345	3,052

Deferred tax liabilities:
FHLB dividends	2,469	2,172
Loan fees	294	183
Mortgage servicing rights	1,011	660
Unrealized securities gains	1,338	143
Other	194	—

Total deferred tax liabilities	5,306	3,158

Net deferred tax liability, included in other assets	$(961)	$(106)

12.       EARNINGS PER SHARE

A reconciliation of the combined Class A and B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations is presented below.

Class A and B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock as discussed in Note 13.  The aggregate dividend premium paid on Class A Common Stock for 2002, 2001 and 2000 was $279,000, $224,000 and $199,000, or approximately two cents on basic earnings per share.

Basic

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Earnings Per Share

Net Income available to common shareholders	$20,489	$16,808	$12,921

Weighted average shares outstanding	16,636	16,126	16,621

Earnings Per Share, basic
Class A	$1.23	$1.04	$0.78
Class B	1.21	1.03	0.77

Diluted

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Earnings Per Share Assuming Dilution
Net Income	$20,489	$16,808	$12,921
Add: Interest expense, net of tax benefit, on assumed conversion of guaranteed preferred beneficial interests in Republic’s subordinated debentures	79	332	348

Net Income available to common shareholders, assuming conversion	$20,568	$17,140	$13,269

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)

Weighted average shares outstanding	16,636	16,126	16,621
Add dilutive effects of assumed conversion and exercise:
Convertible guaranteed preferred beneficial interest in Republic’s subordinated debentures	146	610	635
Stock options	334	356	246

Weighted average shares and dilutive potential shares outstanding	17,116	17,092	17,502

Diluted Earnings Per Share
Class A	$1.20	$1.01	$0.76
Class B	1.19	0.99	0.75

Stock options for 191,000 and 203,000 shares of Class A Common Stock were excluded from the 2002 and 2001 earnings per share assuming dilution because their impact was antidilutive.

13.       STOCKHOLDERS’ EQUITY

Common Stock - The Class A shares are entitled to cash dividends equal to 110% of the cash dividend paid per share on the Class B Common Stock.  Class A shares have one vote per share and Class B shares have ten votes per share.  Class B Common Stock may be converted, at the option of the holder, to Class A Common Stock on a share-for-share basis.  The Class A Common Stock is not convertible into any other class of Republic’s capital stock.

Dividend Limitations - Kentucky banking laws limit the amount of dividends that may be paid to Parent Company by Republic Bank & Trust Company without prior approval of the Kentucky Department of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At December 31, 2002, Republic Bank & Trust Company had approximately $28 million of retained earnings that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval.

Indiana banking laws prohibit the payment of dividends to the Parent Company by Republic Bank & Trust Company of Indiana until May 2004 without prior approval of the Indiana Department of Financial Institutions.  These laws also require a minimum Tier I Capital ratio of 8% to be maintained for a period of three years.

Regulatory Capital Requirements - The Parent Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Republic’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and each bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and each bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of December 31, 2002, the Parent Company, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana meet all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized each bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized each bank must maintain minimum Total Risk-Based, Tier I Risk-Based, and Tier I Leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the banks’ capital ratings.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2002
Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$158,044	13.64%	$92,679	8%	$115,849	10%
Republic Bank & Trust Co.	148,318	13.07	90,814	8	113,518	10
Republic Bank & Trust Co. of Indiana	5,512	21.52	2,049	8	2,562	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	147,896	12.77	46,340	4	69,509	6
Republic Bank & Trust Co.	138,456	12.20	45,407	4	68,111	6
Republic Bank & Trust Co. of Indiana	5,226	20.40	1,025	4	1,537	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	147,896	9.02	65,591	4	81,990	5
Republic Bank & Trust Co.	138,456	8.53	64,945	4	81,181	5
Republic Bank & Trust Co. of Indiana	5,226	23.15	903	4	1,129	5

As of December 31, 2001
Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$139,093	13.26%	$83,943	8%	$104,929	10%
Republic Bank & Trust Co.	129,530	12.49	82,980	8	103,725	10
Republic Bank & Trust Co. of Indiana	5,179	43.01	963	8	1,204	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	130,486	12.44	41,972	4	62,958	6
Republic Bank & Trust Co.	121,068	11.67	41,490	4	62,235	6
Republic Bank & Trust Co. of Indiana	5,034	41.81	482	4	722	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	130,486	8.36	62,448	4	78,060	5
Republic Bank & Trust Co.	121,068	7.79	62,142	4	77,678	5
Republic Bank & Trust Co. of Indiana	5,034	37.43	538	4	672	5

14.  STOCK OPTION PLAN

Under a stock option plan, certain key employees and directors are granted options to purchase shares of Republic’s common stock at fair value at the date of the grant.  Options granted become fully exercisable at the end of two to six years of continued employment and must be exercised within one year.

A summary of Republic’s stock option activity and related information for the years ended December 31 follows:

	2002				2001
	Options Class A Shares	Weighted Average Exercise Price	Options Class B Shares	Weighted Average Exercise Price	Options Class A Shares	Weighted Average Exercise Price	Options Class B Shares	Weighted Average Exercise Price

Outstanding beginning of year	982,750	$7.76	4,000	$5.53	1,045,500	$7.20	30,000	$4.18

Granted	873,000	10.64	—	—	194,750	7.57	—	—

Exercised	(222,000)	5.99	(4,000)	5.53	(207,000)	4.72	(26,000)	3.97

Forfeited	(94,750)	8.19	—	—	(50,500)	7.95	—	—

Outstanding year end	1,539,000	$9.62	—	$—	982,750	$7.76	4,000	$5.53

Exercisable (vested) end of year	149,500	$5.98	—	$—	134,500	$5.90	4,000	$5.53

	2000
	Options Class A Shares	Weighted Average Exercise Price	Options Class B Shares	Weighted Average Exercise Price

Outstanding beginning of year	1,126,000	$7.08	48,000	$3.84

Granted	137,000	6.21	—	—

Exercise	(90,000)	3.28	(18,000)	3.28

Forfeited	(127,500)	7.82	—	—

Outstanding year end	1,045,500	$7.20	30,000	$4.18

Exercisable (vested) end of year	30,000	$5.53	6,000	$5.53

Options outstanding at year-end 2002 were as follows.

	Outstanding Class A
				Exercisable
	Remaining Contractual Number	Weighted Average Life	Weighted Average Price	Number	Weighted Average Price
Range of Exercise Prices
$ 5.00 - $ 7.00	410,250	2.34	$6.19	149,500	$5.98
$ 7.01 - $ 10.00	85,750	4.00	8.43	—	—
$ 10.01 - $ 13.00	1,043,000	5.07	11.07	—	—

Outstanding	1,539,000	4.28	$9.62	149,500	$5.98

15.  EMPLOYEE BENEFIT PLANS

Republic maintains a 401(k) plan for full-time employees who have been employed for 1,000 hours in a plan year and have reached the age of 21.  Participants in the plan had the option to contribute from 1% to 25% of their annual compensation.  Republic matches 50% of participant contributions up to 5% of each participant’s annual compensation.  Republic’s contribution may increase if the Bank achieves certain operating ratios.  Republic’s matching contributions were $637,000; $506,000 and $269,000 for the years ended December 31, 2002, 2001 and 2000.

On January  29, 1999, Republic formed an Employee Stock Ownership Plan (ESOP) for the benefit of its employees.  The ESOP borrowed $3.9 million from the Parent Company and directly and indirectly purchased 300,000 shares of Class A Common Stock from Republic’s largest beneficial owner at a market value of $12.91 per share.  The purchase price, determined by an independent pricing committee, was the average closing price for the thirty trading days immediately prior to the transaction. Shares in the ESOP are allocated to eligible employees based on principal payments over the term of the loan, which is ten years.  Participants become fully vested in allocated shares after five years of credited service and may receive their distributions in the form of cash or stock.

	2002	2001	2000

Shares allocated to participants in the plan	26,499	24,649	22,930
Compensation expense	$314,000	$267,000	$170,000

At year-end 2002 the fair value of unallocated shares in the plan was approximately $2.3 million.

16.  LEASES AND TRANSACTIONS WITH AFFILIATES

Republic leases office facilities from Republic’s Chairman and from partnerships in which Republic’s Chairman and Chief Executive Officer are partners under operating leases.  Rent expense for the years ended December 31, 2002, 2001 and 2000 under these leases was $1,501,000; $1,475,000 and  $1,469,000.  Total rent expense on all operating leases was $2,302,000; $2,092,000 and $2,060,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  The total minimum lease commitments under noncancelable operating leases are as follows:

	December 31, 2002
Year	Affiliate	Other	Total
	(in thousands)
2003	$1,632	$936	$2,568
2004	1,426	1,060	2,486
2005	969	939	1,908
2006	732	816	1,548
Thereafter	40	16,212	16,252

	$4,799	$19,963	$24,762

A director of Republic Bank & Trust Company is a partner in a law firm.  Fees paid by Republic to this firm totaled $91,000; $74,000 and  $53,000 for the years ended December 31, 2002, 2001 and 2000.

Prior to July 1, 2000, Banker’s Insurance Agency (BIA), a corporation beneficially owned by Republic’s Chairman and CEO, sold title insurance to most of the Bank’s mortgage borrowers.  Under an agreement between BIA and Republic, Republic personnel performed certain functions for issuance of the policies.  BIA recorded title insurance revenues of $540,000 from Republic loan clients in 2000.  BIA paid Republic $33,000 for services performed by Republic employees during the same period.  On July 1, 2000, the Bank began selling title insurance directly to its mortgage borrowers.

17.       OFF-BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

Republic is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers.  These financial instruments primarily include commitments to extend credit and standby letters of credit.  The contract or notional amounts of these instruments reflect the potential future obligations of Republic pursuant to those financial instruments.  Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with Republic’s credit policies.  Collateral from the customer may be required based on management’s credit evaluation of the customer and may include business assets of commercial customers as well as personal property and real estate of individual customers or guarantors.

Republic also extends binding commitments to customers and prospective customers.  Such commitments assure the borrower of financing for a specified period of time at a specified rate.  The risk to Republic under such loan commitments is limited by the terms of the contracts.  For example, Republic may not be obligated to advance funds if the customer’s financial condition deteriorates or if the customer fails to meet specific covenants.  An approved, but unfunded, loan commitment represents a potential credit risk once the funds are advanced to the customer.  This is also a liquidity risk since the customer may demand immediate cash that would require funding, and interest rate risk as market interest rates may rise above the rate committed.  Republic’s liquidity position is managed to meet its need for funds.  In addition, since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time may not require future funding.

As of December 31, 2002, exclusive of mortgage-banking loan commitments discussed in Note 1, Republic had outstanding loan commitments totaling $258 million which includes unfunded home equity lines of credit totaling $145 million.  These commitments generally have variable rates.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party.  The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit.  Commitments outstanding under standby letters of credit totaled $33 million at December 31, 2002.

At December 31, 2002, Republic had $108 million in letters of credit from the Federal Home Loan Bank issued on behalf of the Bank’s clients.  Approximately $28 million of these letters of credit were used as credit enhancements for client bond offerings.  The remaining $80 million was used to collateralize a public funds deposit, which the Company classifies in short-term borrowings.  These letters of credit reduce Republic’s available borrowing line at the Federal Home Loan Bank by $108 million.  Republic uses a blanket pledge of eligible real estate loans to secure the letters of credit. (For additional information see Note 4 on Loans and Note 8 on Short-term borrowings.)

18.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by Republic using available market information and appropriate valuation methodologies.  However, judgment of management is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts Republic could realize in a market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2002		December 31, 2001
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$39,853	$39,853	$35,569	$35,569
Securities available for sale	203,047	203,047	211,599	211,599
Securities to be held to maturity	85,412	85,448	82,346	82,315
Mortgage loans held for sale	65,695	66,176	35,492	35,999
Loans, net	1,299,915	1,345,477	1,176,094	1,210,558
Federal Home Loan Bank stock	18,324	18,324	17,375	17,375

Liabilities:
Deposits:
Non interest-bearing accounts	$175,460	$175,460	$129,552	$129,552
Transaction accounts	464,961	464,959	357,341	357,341
Certificate of deposit and individual retirement accounts	399,769	410,235	379,465	384,323
Securities sold under agreements to repurchase and other short-term borrowings	224,929	224,957	282,023	282,145
Other borrowed funds	319,299	348,226	296,950	310,420
Guaranteed preferred beneficial interests in Republic’s subordinated debentures	—	—	5,852	5,852

Cash and Cash Equivalents - The carrying amount is a reasonable estimate of fair value.

Securities Available for Sale, Securities to be Held to Maturity and Federal Home Loan Bank Stock - Fair value equals quoted market price, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  For Federal Home Loan Bank stock, the carrying amount is an estimate of fair value.

Loans - The fair value is estimated by discounting the future cash flows using the interest rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

Mortgage Loans Held for Sale - Estimated fair value is defined as the quoted secondary market price for such loans without regard to Republic’s other commitments to make and sell loans.

Deposits - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated using the interest rates offered for deposits of similar remaining maturities.

Securities Sold Under Agreements to Repurchase and Other Short-Term Borrowings - The carrying amount is management’s estimate of fair value.

Guaranteed Preferred Beneficial Interests -  The fair value is estimated based on the estimated present value of future cash flows using the rates at which similar financings with the same remaining maturities could be obtained.

Other Borrowed Funds - The fair value is estimated based on the estimated present value of future cash outflows using the rates at which similar loans with the same remaining maturities could be obtained.

Commitments to Extend Credit - The fair value of commitments to extend credit is based upon the difference between the interest rate at which Republic is committed to make the loans and the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for the estimated volume of loan commitments expected to close.  The fair value of such commitments is not material.

Commitments to Sell Loans - The fair value of commitments to sell loans is based upon the difference between the interest rates at which Republic is committed to sell the loans and the quoted secondary market price for similar loans.  The fair value of such commitments is not material.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

19.       PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

	December 31,
	(in thousands)
	2002	2001
Assets:
Cash and cash equivalents	$2,538	$1,537
Due from subsidiaries	3,667	4,552
Investment in subsidiaries	146,575	126,875
Other	14	18

Total assets	$152,794	$132,982

Liabilities and stockholders’ equity:
Long-term debt	$—	$6,152
Other liabilities	1,998	1,715
Stockholders’ equity	150,796	125,115

Total	$152,794	$132,982

STATEMENTS OF INCOME

	Years Ended December 31,
	(in thousands)
	2002	2001	2000

Income and expense:
Dividends from subsidiary	$3,406	$15,699	$3,726
Interest income	211	253	292
Interest expense	(129)	(548)	(566)
Other expense	(589)	(401)	(209)

Income before income taxes	2,899	15,003	3,243
Income tax benefit	272	297	254

Income before equity in undistributed net income of subsidiaries	3,171	15,300	3,497

Equity in undistributed net income of subsidiaries	17,318	1,508	9,424

Net income	$20,489	$16,808	$12,921

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	(in thousands)
	2002	2001	2000

Operating activities:
Net income	$20,489	$16,808	$12,921
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiaries	(17,318)	(1,508)	(9,424)
Change in due from subsidiary	885	(440)	181
Change in other assets	4	105	(77)
Change in other liabilities	53	21	(21)
Net cash provided by operating activities	4,113	14,986	3,580

Investment activities:
Dividends on unallocated ESOP shares	(47)	(43)	(41)
Dissolution of Republic Capital Trust common stock	300	—	—
Purchase of common stock of subsidiary bank	—	(5,000)	—
Net cash provided by (used in) investing activities	253	(5,043)	(41)

Financing activities:
Dividends paid	(3,231)	(2,837)	(2,368)
Proceeds from stock options exercised	1,104	467	100
Redemption of the Company’s guaranteed preferred beneficial interest in Republic’s subordinated debentures	(1,075)	—	—
Repurchase of Class A common stock	(163)	(7,816)	(1,008)
Net cash used in financing activities	(3,365)	(10,186)	(3,276)

Net increase (decrease) in cash and cash equivalents	1,001	(243)	263

Cash and cash equivalents, beginning of year	1,537	1,780	1,517

Cash and cash equivalents, end of year	$2,538	$1,537	$1,780

20.  SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, primarily distinguished between banking, mortgage banking operations and tax refund services.  Loans, investments, and deposits provide the substantial amount of revenue from the banking operation; servicing fees and loan sales provide the substantial amount of revenue from mortgage banking; and refund anticipation loan fees and electronic refund check fees provide the substantial amount of revenue from tax refund services.  All three operations are domestic.

The accounting policies used for Republic’s segments are the same as those described in the summary of significant accounting policies. Income taxes are allocated and indirect expenses are allocated on revenue.  Transactions among segments are made at fair value.  Information reported internally for performance assessment follows.

	2002
	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals
	(in thousands)

Net interest income	$101,513	$3,563	$1,025	$106,101
Provision for loan losses	3,265	73	—	3,338
Electronic refund check fees	—	3,198	—	3,198
Net gain on sale of loans	—	—	6,998	6,998
Other revenue	18,349	71	(4,094)	14,326
Income tax expense	8,900	1,419	877	11,196
Segment profit	16,223	2,636	1,630	20,489
Segment assets	1,685,723	1,167	65,816	1,752,706

	2001
	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals
	(in thousands)

Net interest income	$55,264	$3,278	$937	$59,479
Provision for loan losses	2,389	1,104	—	3,493
Electronic refund check fees	—	2,087	—	2,087
Net gain on sale of loans	—	—	6,191	6,191
Other revenue	14,031	36	(2,604)	11,463
Income tax expense	7,415	425	1,102	8,942
Segment profit	13,822	831	2,155	16,808
Segment assets	1,549,346	507	40,978	1,590,831

	2002
	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals
	(in thousands)

Net interest income	$48,770	$2,768	$271	$51,809
Provision for loan losses	1,170	212	—	1,382
Electronic refund check fees	—	1,070	—	1,070
Net gain on sale of loans	—	—	1,417	1,417
Other revenue	6,789	136	(553)	6,372
Income tax expense	5,451	714	171	6,336
Segment profit	11,202	1,386	333	12,921
Segment assets	1,497,843	338	9,891	1,508,072

21.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2002 and 2001.

(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

2002:
Interest income	$25,498	$25,647	$25,627	$29,329
Net interest income	15,533	15,232	14,965	18,610
Provision for loan losses	1,849	265	(1,473)	2,697
Income before income taxes	6,351	7,354	7,769	10,211
Net income	4,092	4,731	5,007	6,659
Earnings per share:
Class A Common	0.24	0.28	0.30	0.41
Class B Common	0.24	0.28	0.29	0.41
Earnings per share assuming dilution:
Class A Common	0.24	0.28	0.29	0.40
Class B Common	0.23	0.27	0.29	0.39

(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

2001:
Interest income	$26,939	$28,288	$29,231	$32,938
Net interest income	15,023	14,174	14,006	16,276
Provision for loan losses	1,287	569	(152)	1,789
Income before income taxes	5,905	5,645	6,677	7,160
Net income	3,851	3,712	4,421	4,825
Earnings per share:
Class A Common	0.24	0.23	0.28	0.29
Class B Common	0.24	0.23	0.27	0.29
Earnings per share assuming dilution:
Class A Common	0.23	0.22	0.27	0.28
Class B Common	0.23	0.22	0.26	0.28

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

The information included under the caption “ASSET/LIABILITY MANAGEMENT and MARKET RISK” included in the Company’s Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The information required by this item, Report of Independent Auditors and Consolidated Financial Statements and related notes, appears in the Company’s Annual Report to Shareholders for the year ended December 31, 2002 and is incorporated herein by reference.  The Selected Quarterly Financial Data appears in Note 21 of the Consolidated Financial Statements included in the Company’s Annual Report to Shareholders for the year ended December 31, 2002 and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by this Item appears under the heading “PROPOSAL 1 ELECTION OF DIRECTORS” of the Proxy Statement, dated March 11, 2003, of Republic Bancorp, Inc. for the 2003 Annual Meeting of Shareholders to be held April 10, 2003 (“Proxy Statement”), and under the heading  “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Proxy Statement, all of which is incorporated herein by reference.

Item 11. Executive Compensation.

Information under the sub-headings "Director Compensation" and "Equity Compensation Plan Information" of the Proxy Statement and under the heading "CERTAIN INFORMATION AS TO MANAGEMENT" and "PROPOSED AMMENDMENTS TO THE 1995 STOCK OPTION PLAN" of the Proxy Statement is incorporated herein by reference.  In addition, the information under the heading "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" of the Proxy Statement is incorporated herein by reference, provided that information in the Proxy Statement under the heading "COMPENSATION COMMITTEE REPORT" is not incorporated in this Report and shall not be deemed to be a part of this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item appears under the heading  “SHARE OWNERSHIP” of the Proxy Statement, all of which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information required by this item is under the headings “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and  “CERTAIN OTHER RELATIONSHIPS AND RELATED TRANSACTIONS” of the Proxy Statement, all of which is incorporated herein by reference.

Item 14. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls  Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements.

The following consolidated financial statements of the registrant and report of independent public accountants are included in the Annual Report to Shareholders for the fiscal year ended December 31, 2002, on the pages indicated and are incorporated herein by reference.

(a)(2) Financial Statements Schedules:

Schedules are omitted because the information is not applicable.

(a)(3) Exhibits:

The Exhibit Index of this report is incorporated herein by reference.  The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by asterisk in the Exhibit Index.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCORP, INC.

March 11, 2003	By:	/s/ Steven E. Trager
Steven E. Trager President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Bernard M. Trager	Chairman of the Board & Director	March 11, 2003
Bernard M. Trager

/s/ Steven E. Trager	President, Chief Executive
Steven E. Trager	Officer & Director	March 11, 2003

/s/ Scott Trager	Vice Chairman & Director	March 11, 2003
Scott Trager

/s/ Bill Petter	Vice Chairman, Chief Operating
Bill Petter	Officer & Director	March 11, 2003

/s/ Kevin Sipes	Chief Financial Officer and	March 11, 2003
Kevin Sipes	Chief Accounting Officer

/s/ R. Wayne Stratton	Director	March 11, 2003
R. Wayne Stratton

/s/ Larry M. Hayes	Director	March 11, 2003
Larry M. Hayes

/s/ Samuel G. Swope	Director	March 11, 2003
Samuel G. Swope

/s/ Sandra Metts Snowden	Director	March 11, 2003
Sandra Metts Snowden

/s/ Charles E. Anderson	Director	March 11, 2003
Charles E. Anderson

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 302

I, Steven E Trager, the President and Chief Executive Officer of Republic Bancorp, Inc., certify that:

1)              I have reviewed this annual report on Form 10-K of Republic Bancorp, Inc.;

2)              Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)              Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Steven E. Trager

Steven E. Trager President & Chief Executive Officer

Date: March 11, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302

I, Kevin Sipes, Executive Vice President, Chief Financial Officer and Chief Accounting Officer, certify that:

1)              I have reviewed this annual report on Form 10-K of Republic Bancorp;

2)              Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)              Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kevin Sipes

Kevin Sipes Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Date: March 11, 2003

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

3(ii)	Bylaws of Registrant, as amended (Incorporated by reference to Exhibit 3(ii) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

4.2

Agreement Pursuant to Item 601 (b)(iii) of Regulation S-K (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K of Registrant for the year ended December 31, 1997 (Commission File Number: 33-77324))

10.1*

Officer Compensation Continuation Agreement with Steven E. Trager, dated January 12, 1995  (Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.2*

Stock Option Plan Agreement with Steven E. Trager, dated January 12, 1996 (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.3*

Officer Compensation Continuation Agreement with A. Scott Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.4*

Stock Option Plan Agreement with A. Scott Trager dated January 12, 1996 (Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.5*

Officer Compensation Continuation Agreement with E. William Petter, Jr., dated January 12, 1995 (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.6*

Stock Option Plan Agreement with E. William Petter, Jr., dated January 12, 1996 (Incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.7*

Death Benefit Agreement with Bernard M. Trager dated September 10, 1996 (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File Number: 33-77324))

10.8

Lease between Republic Bank & Trust Company and TEECO Properties dated October 1, 1996, relating to 601 West Market Street, Louisville (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

10.9

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 33-77324))

10.10

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 3, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville  (Incorporated by reference to Exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 33-77324))

10.11

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 17, 1997, relating to 9600 Brownsboro Road, Louisville (Incorporated by reference to Exhibit 10.13 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998  (Commission File Number: 33-77324))

10.12*

Summary of Directors Stock Options (Incorporated by reference to Exhibit 10.16 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File Number: 000-24649))

10.13

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway  (Incorporated by reference to Exhibit 10.17 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 33-77324))

10.14

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2000, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 33-77324))

10.15

Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 1999, as amended, relating to 610 Eastern Boulevard, Clarksville, Indiana  (Incorporated by reference to Exhibit 10.19 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 33-77324))

10.16

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the year ended December 31 31, 1999 (Commission File Number: 33-77324))

10.17

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number: 33-77324))

10.18*

Officer Compensation Continuation Agreement with Kevin Sipes, dated June 15, 2001 (Incorporated by reference to Exhibit 10.23 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001(Commission File Number: 33-77324))

10.19

Assignment of Lease of 610 Eastern Blvd. to Republic Bank & Trust Company of Indiana, dated April 30, 2001 (Incorporated by reference to Exhibit 10.24 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001(Commission File Number: 33-77324))

10.20

Extension of Lease between Republic Bank & Trust Company and Teeco Properties, dated September 25, 2001, as amended, relating to 601 West Market Street (Incorporated by reference to Exhibit 10.25 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001(Commission File Number: 33-77324))

10.21

Lease amendment between Republic Bank & Trust Company and Teeco Properites, dated May 1, 2002, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File Number:  33-77324))

11	Statement regarding Computation of Per Share Earnings

13	Excerpts from the 2002 Annual Report to Shareholders incorporated by reference

21	Subsidiaries of the Registrant

22	Consent of Crowe, Chizek & Company LLP

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*       Denotes management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).