Form 10-Q
period 2003-03-31
REPUBLIC BANCORP INC /KY/
filed 2003-05-15
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☒ Yes ☐ No

The number of shares outstanding of the issuer’s class of common stock as of the latest practicable date: 14,966,725 shares of Class A Common Stock and 1,976,798 shares of Class B Common Stock as of May 8, 2003.

The Exhibit index is on page 36.  This filing contains 39 pages (including this facing sheet).

REPUBLIC BANCORP, INC.

FORM 10-Q

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders

Republic Bancorp, Inc.

Louisville, Kentucky

We have reviewed the consolidated balance sheet of Republic Bancorp, Inc. as of March 31, 2003, the related consolidated statements of income and comprehensive income for the quarters ended March 31, 2003 and 2002, the consolidated statements of cash flows for the quarters ended March 31, 2003 and 2002, and the consolidated statement of changes in stockholders’ equity for the quarter ended March 31, 2003.  These financial statements are the responsibility of the Company’s management.

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

Crowe Chizek and Company LLC

Louisville, Kentucky

May 12, 2003

PART I

ITEM 1

REPUBLIC BANCORP, INC.

CONSOLIDATED BALANCE SHEETS  (dollars in thousands)

	March 31 2003	December 31 2002
	(Unaudited)
ASSETS:
Cash and cash equivalents:	$57,302	$39,853
Securities available for sale	244,512	203,047
Securities to be held to maturity	73,718	85,412
Mortgage loans held for sale	38,311	65,695
Loans, less allowance for loan losses of $11,658 (2003) and $10,148 (2002)	1,333,855	1,299,915
Federal Home Loan Bank stock	18,561	18,324
Premises and equipment, net	25,417	23,152
Other assets and accrued interest receivable	19,235	17,308

TOTAL	$1,810,911	$1,752,706

LIABILITIES:
Deposits:
Non-interest bearing	$191,445	$175,460
Interest bearing	988,626	864,730
Securities sold under agreements to repurchase	134,154	224,929
FHLB advances	304,383	319,299
Other liabilities and accrued interest payable	32,140	17,492

Total liabilities	1,650,748	1,601,910

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value
Class A and Class B Common stock, no par value	4,134	4,120
Additional paid-in capital	39,558	39,174
Retained earnings	116,475	107,567
Unearned shares in Employee Stock Ownership Plan	(2,574)	(2,663)
Accumulated other comprehensive income	2,570	2,598

Total stockholders’ equity	160,163	150,796

TOTAL	$1,810,911	$1,752,706

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31
	2003	2002
INTEREST INCOME:
Loans, including fees	$29,724	$25,827
Securities
Taxable	2,713	2,995
Non-taxable	1	2
Other	292	505
Total interest income	32,730	29,329

INTEREST EXPENSE:
Deposits	5,093	5,695
Securities sold under agreements to repurchase	512	978
Other borrowed funds	3,347	4,046
Total interest expense	8,952	10,719

NET INTEREST INCOME	23,778	18,610

PROVISION FOR LOAN LOSSES	4,341	2,697

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,437	15,913

NON-INTEREST INCOME:
Service charges on deposit accounts	2,320	1,817
Electronic refund check fees	3,169	2,793
Title insurance commissions	673	485
Net gain on sale of mortgage loans	5,429	1,946
Other	143	567
Total non-interest income	11,734	7,608

NON-INTEREST EXPENSE:
Salaries and employee benefits	8,337	7,505
Occupancy and equipment	2,826	2,288
Computer services	405	377
Communication and transportation	860	636
Marketing and development	849	574
Bankshares tax	496	417
Supplies	406	265
Other	1,654	1,248
Total non-interest expense	15,833	13,310

INCOME BEFORE INCOME TAXES	15,338	10,211

INCOME TAXES	5,387	3,552

NET INCOME	$9,951	$6,659

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain on securities	$(28)	$(762)
Reclassification of realized amount	—	—
Net unrealized gain recognized in comprehensive income	(28)	(762)

COMPREHENSIVE INCOME	$9,923	$5,897

BASIC EARNINGS PER SHARE
Class A	$0.59	$0.41
Class B	$0.59	$0.41

DILUTED EARNINGS PER SHARE
Class A	$0.58	$0.40
Class B	$0.58	$0.39

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share data)

				Additional Paid-In Capital	Retained Earnings	Unearned Shares in Empl. Stock Ownership Plan	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock
	Class A Shares	Class B Shares	Amount

BALANCE, January 1, 2003	14,852	1,979	$4,120	$39,174	$107,567	$(2,663)	$2,598	$150,796

Conversion of Class B to Class A	1	(1)

Stock Options exercised, net of stock redeemed	61		14	394	(123)			285

Dividend declared Common:
Class A ($0.055 per share)					(821)			(821)
Class B ($0.05 per share)					(99)			(99)

Commitment of 6,930 shares to be released under the Employee Stock Ownership Plan	7			(10)		89		79

Net change in accumulated other comprehensive income (loss)							(28)	(28)

Net Income					9,951			9,951
BALANCE, March 31, 2003	14,921	1,978	$4,134	$39,558	$116,475	$(2,574)	$2,570	$160,163

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (in thousands)

	2003	2002
OPERATING ACTIVITIES:
Net income	$9,951	$6,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	1,330	940
FHLB stock dividends	(182)	(241)
Provision for loan losses	4,341	2,697
Net gain on sale of mortgage loans	(5,429)	(1,946)
Proceeds from sale of mortgage loans held for sale	278,825	201,230
Origination of mortgage loans held for sale	(246,012)	(183,761)
Employee Stock Ownership Plan expense	79	79
Changes in assets and liabilities:
Accrued interest receivable and other assets	(1,767)	(293)
Accrued interest payable and other liabilities	14,633	5,045
Net cash provided by operating activities	55,769	30,409

INVESTING ACTIVITIES:
Purchases of securities available for sale	(256,461)	(99,073)
Purchases of securities to be held to maturity	(17,697)	(14,860)
Purchases of FHLB Stock	(55)
Proceeds from maturities of securities to be held to maturity	29,353	50,147
Proceeds from maturities and paydowns of securities available for sale	214,837	81,145
Net (increase) decrease in loans	(38,426)	30,872
Purchases of premises and equipment, net	(3,441)	(1,270)
Net cash provided by (used in) investing activities	(71,890)	46,961

FINANCING ACTIVITIES:
Net change in deposits	104,052	70,608
Net change in securities sold under agreements to repurchase and other short-term borrowings	(54,946)	(39,726)
Payments on other borrowed funds	(60,142)	(15,018)
Proceeds from other borrowed funds	45,226	157
Proceeds from common stock options exercised, net of redemptions	285	514
Cash dividends paid	(905)	(700)
Net cash provided by financing activities	33,570	15,835

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,449	93,205

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,853	35,569

CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,302	$128,774

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$9,439	$10,561

Income taxes	$539	$148

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$145	$175

Client transfers from securities sold under agreements to repurchase to deposits	$35,829	$—

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 2003 AND 2002 (UNAUDITED) AND DECEMBER 31, 2002

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic’s annual report on Form 10-K for the year ended December 31, 2002.

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

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2003	2002

Net income as reported	$9,951	$6,659
Deduct:
Stock-based compensation expense determined under fair value based method	(147)	(88)
Pro forma net income	$9,804	$6,571

Basic earnings per share as reported
Class A	$0.59	$0.41
Class B	0.59	0.41

Pro forma basic earnings per share
Class A	0.58	0.40
Class B	0.58	0.40

Diluted earnings per share as reported
Class A	0.58	0.40
Class B	0.58	0.39

Pro forma diluted earnings per share
Class A	0.57	0.39
Class B	0.57	0.39

There were no options granted during the three month periods ending March 31, 2003 and 2002.

2.  SECURITIES

Securities Available For Sale:

	March 31, 2003
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$54,892	$893	$—	$55,785
Mortgage-backed securities	185,726	3,001	—	188,727

Total securities available for sale	$240,618	$3,894	$—	$244,512

	December 31, 2002
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$50,175	$948	$—	$51,123
Mortgage-backed securities	148,936	2,990	(2)	151,924

Total securities available for sale	$199,111	$3,938	$(2)	$203,047

Securities To Be Held To Maturity:

	March 31, 2003
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$8,162	$27	$(2)	$8,187
Obligations of state and political subdivisions	100	1	—	101
Mortgage-backed securities	65,456	282	—	65,738

Total securities to be held to maturity	$73,718	$310	$(2)	$74,026

	December 31, 2002
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$8,175	$20	$—	$8,195
Obligations of state and political subdivisions	100	2	—	102
Mortgage-backed securities	77,137	115	(66)	77,186

Total securities to be held to maturity	$85,412	$137	$(66)	$85,483

Securities having an amortized cost of $202 million and $253 million and a fair value of $206 million and $257 million at March 31, 2003 and December 31, 2002, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes.

3.  LOANS

	March 31, 2003	December 31, 2002
	(in thousands)

Residential real estate	$600,675	$597,797
Commercial real estate	421,229	413,115
Real estate construction	78,882	68,020
Commercial	32,895	33,341
Consumer	47,927	39,347
Home equity	164,607	159,261
Total loans	1,346,215	1,310,881

Less:
Unamortized loan fees	702	818
Allowance for loan losses	11,658	10,148

Loans, net	$1,333,855	$1,299,915

The following table sets forth the changes in the allowance for loan losses:

	Three Months ended March 31
	2003	2002
	(in thousands)

Balance, beginning of period	$10,148	$8,607
Provision for loan losses	4,341	2,697
Charge-offs	(2,963)	(2,394)
Recoveries	132	242

Balance, end of period	$11,658	$9,152

The following sets forth eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank:

	March 31, 2003	December 31, 2002
	(in thousands)
First lien 1-4 family residential	$546,000	$541,000
Multi-family	28,000	38,000
Home equity lines of credit	121,000	115,000

Information about Republic’s investment in impaired loans is as follows:

	March 31, 2003	December 31, 2002
	(in thousands)

Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	2,129	1,152

Total	$2,129	$1,152

Amount of the allowance for loan losses allocated	$415	$288

Average of impaired loans during the period	2,129	1,369

Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—

4.  DEPOSITS

	March 31, 2003	December 31, 2002
	(in thousands)

Demand (NOW and Super NOW)	$231,224	$222,316
Money market accounts	117,857	90,637
Internet money market accounts	38,703	47,824
Savings	27,148	23,993
Money market certificates of deposit	79,500	80,190
Individual retirement accounts	38,511	37,530
Certificates of deposit, $100,000 and over	111,930	111,204
Other certificates of deposit	242,578	249,798
Brokered deposits	101,175	1,238

Total interest bearing deposits	988,626	864,730

Total non-interest bearing deposits	191,445	175,460

Total	$1,180,071	$1,040,190

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

	March 31, 2003	March 31, 2002
	(dollars in thousands)

Average outstanding balance	$194,194	$273,049
Average interest rate	1.05%	1.43%
Maximum outstanding at month end	$201,069	$292,941

6.  OTHER BORROWED FUNDS

	March 31 2003	December 31 2002
	(in thousands)
Federal Home Loan Bank convertible fixed rate advances with weighted average interest rate of 5.17% (1)	$115,000	$115,000

Federal Home Loan Bank fixed interest rate advances, with weighted average interest rate of 3.83% at March 31, 2003, due through 2032	189,383	204,299

Total	$304,383	$319,299

(1) Represents convertible fixed-rate advances with the Federal Home Loan Bank (FHLB).  These advances have original fixed-rate periods ranging from one to five years with original maturities of one to ten years if not converted earlier by the Federal Home Loan Bank.

Federal Home Loan Bank advances are collateralized by a blanket pledge of eligible real estate loans.  At March 31, 2003, Republic had available collateral to borrow an additional $56 million from the Federal Home Loan Bank.  Republic also has unsecured lines of credit totaling $45 million available through various financial institutions.

Aggregate future principal payments on borrowed funds as of March 31, 2003 are as follows:

Year
(in thousands)

2003	$55,377
2004	54,000
2005	42,500
2006	70,000
2007 and beyond	82,506

Total	$304,383

7.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the basic earnings per share and diluted earnings per share computations are presented below.

Class A and B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock, if any, results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock.  The aggregate dividend premiums paid for the first quarters of 2003 and 2002 were approximately $0.005 and $0.004, respectively.

	Three Months ended March 31
	2003	2002
(in thousands, except per share data)

Basic Earnings Per Share:
Net Income available to common stockholders	$9,951	$6,659

Weighted average shares outstanding	16,852	16,129

Basic earnings per share:
Class A	$0.59	$0.41
Class B	$0.59	$0.41

	Three Months ended March 31
	2003	2002
(in thousands, except per share data)

Diluted Earnings Per Share:
Net Income available to common stockholders	$9,951	$6,659
Add: Interest expense, net of tax benefit, on assumed conversion of guaranteed preferred beneficial interests in Republic’s subordinated debentures	—	79

Net Income available to common stockholders assuming conversion	$9,951	$6,738

Weighted average shares outstanding	16,852	16,129
Add dilutive effects of assumed conversion and exercise:
Convertible guaranteed preferred beneficial interest in Republic’s subordinated debentures	—	585
Stock options	259	365

Weighted average shares and dilutive potential shares outstanding	17,111	17,079

Diluted earnings per share:
Class A	$0.58	$0.40
Class B	$0.58	$0.39

Stock options for 207,500 and 195,000 shares of Class A Common Stock, respectively, were excluded from the three months ended March 31, 2003 and 2002 earnings per share assuming dilution because their impact was antidilutive.

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

The accounting policies used are the same as those described in the summary of significant accounting policies. Transactions among segments are made at fair value.  Referral fees paid to the Bank by the Mortgage Banking operations are reflected in other revenue.  Information reported internally for performance assessment follows:

	Three Months Ended March 31, 2003
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals

Net interest income	$16,925	$6,336	$517	$23,778
Provision charged for loan losses	2,041	2,300	—	4,341
Electronic refund check fees	—	3,169	—	3,169
Net gain on sale of mortgage loans	—	—	5,429	5,429
Other revenue	4,769	18	(1,651)	3,136
Income tax expense	1,918	2,060	1,409	5,387
Segment profit	3,544	3,805	2,602	9,951
Segment assets	1,778,378	4,420	28,113	1,810,911

	Three Months Ended March 31, 2002
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Consolidated Totals

Net interest income	$15,053	$3,302	$255	$18,610
Provision charged for loan losses	1,207	1,490	—	2,697
Electronic refund check fees	—	2,793	—	2,793
Net gain on sale of mortgage loans	—	—	1,946	1,946
Other revenue	3,685	42	(858)	2,869
Income tax expense	1,938	1,280	334	3,552
Segment profit	3,636	2,399	624	6,659
Segment assets	1,603,399	2,322	11,966	1,617,687

PART 1

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc. (“Republic” or the “Company”), headquartered in Louisville, Kentucky, was incorporated on January 2, 1974.  Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (collectively “Bank”) are commercial banking and trust corporations organized and chartered under the laws of the Commonwealth of Kentucky and state of Indiana, respectively.  Republic Bank & Trust Company is headquartered in Louisville, Kentucky and provides banking services through 24 banking centers throughout Kentucky with two additional locations scheduled to open early second quarter 2003.  Republic Bank & Trust Company of Indiana is headquartered in Clarksville, Indiana and conducts its banking business through two banking centers in southern Indiana.  The activities of the Company include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities, tax refund processing services, deferred deposit transactions, trust and insurance services.  The Banks’ lending services include the origination of secondary market residential real estate loans and real estate, commercial and consumer portfolio loans.  Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, municipalities and corporations.  Governmental regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (and the Federal Reserve Bank of St. Louis) and the Kentucky and Indiana Departments of Financial Institutions.

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

OVERVIEW

Republic reported strong earnings during the first quarter of 2003 as net income reached $10.0 million during the quarter compared to $6.7 million for the first quarter of 2002, an increase of 49%.  Diluted earnings per Class A Common shares increased 45% to $0.58.  The rise in earnings for the first quarter of 2003 was primarily attributable to increased net interest income, increased income associated with the Company’s tax refund processing subsidiary – Refunds Now, gains on the sale of loans into the secondary market, and service charges on deposits.  Republic’s book value per common share, exclusive of accumulated other comprehensive income, increased from $8.80 at December 31, 2002 to $9.33 per share at March 31, 2003.  Following is a brief description of a few Company highlights during 2003:

1)              Net interest income grew 28% during the quarter due primarily to increased Refund Anticipation Loan volume at Refunds Now and the maturity of a higher costing $60 million advance from the Federal Home Loan Bank.

2)              Republic reported another strong quarter in its mortgage banking operations as favorable long-term market interest rates, coupled with the Company’s promotion of its “$999” maximum closing costs product, led to strong gains on the sale of 1-4 family, fixed-rate residential real estate loans into the secondary market.

3)              Refunds Now reported record earnings during the quarter due to a substantial increase in transaction volume related to new sales and a change in product mix as the Company produced a higher percentage of Refund Anticipation Loans to total transactions compared to the first quarter 2002.

4)              Service charges on deposit accounts grew significantly during the quarter as the Company added approximately 4,600 new checking accounts.  A large number of these new accounts were added in conjunction with the Company’s promotion of its “$999” maximum closing cost, fixed-rate mortgage product, which requires a primary checking account to receive the promotional closing cost.  The Bank’s “Overdraft Honor” program also played a positive role in the overall increase in service charges on deposits during the first quarter of 2003.

5)              Loans increased $34 million as Republic began its retention of approximately $60 million in fixed-rate, 15-year residential real estate loans, which the Company has traditionally sold into the secondary market.  Republic also experienced a $5 million increase in home equity loans outstanding as the Company added 1,200 new home equity lines of credit during the quarter.  These new lines of credit were added primarily from cross-selling opportunities in conjunction with the Company’s “$999” maximum closing cost, fixed-rate mortgage product.

6)              The Company entered into a new arrangement to provide deferred deposit services in one additional state beginning in March 2003.  Transactions outstanding totaled $8 million in this new state at March 31, 2003 bringing the total transactions outstanding to $16 million at quarter end.

REFUNDS NOW

Refunds Now is a tax refund processing service for taxpayers receiving both federal and state tax refunds through tax preparers located nationwide.  Refund anticipation loans (“RALs”) are made to taxpayers filing income tax returns electronically.  The RALs are repaid by the taxpayer when the taxpayer’s refunds are electronically received by the Bank from governmental taxing authorities.  Refunds Now also provides electronic refund checks (“ERCs”) and Electronic Refund Deposits (“ERDs”) to taxpayers.  After receiving refunds electronically from governmental taxing authorities, a check or a direct payment to the taxpayer’s account is issued for the amount of the refund, less fees.

During the three months ended March 31, 2003, Refunds Now generated $6.3 million in refund anticipation loan fees, compared to $3.1 million for the same period in 2002. Refunds Now also received $3.2 million in electronic refund check fees in the first quarter of 2003, compared to $2.8 million during first quarter 2002.  Internal analysis of government tax refund payments to recipients not approved for a RAL during the 2002 tax season resulted in an increase in the number of RAL applications approved during the 2003 tax season.  This, along with other strategic changes, resulted in a shift in product mix toward the RAL product.  In addition, the total number of tax preparers served by Refunds Now during the quarter increased 81% over the first quarter of 2002.  Overall, RAL volume increased 108% during the first quarter of 2003 compared to the first quarter of 2002 while ERC volume rose 34% for the same periods.  Refunds Now expects to continue aggressively marketing its products to additional tax preparers during 2003 in preparation for the 2004 tax season.  Substantially all of the income realized by the Bank from the activities of Refunds Now is recognized during the first quarter of the year.

DEFERRED DEPOSIT TRANSACTIONS

Deferred deposits are transactions in which customers typically receive cash advances in exchange for a postdated check for the advanced amount plus a fixed fee.  The advance provider, on behalf of the Bank, agrees to delay presentment of the check for payment until the advance due date, typically 14 to 31 days from the cash advance date.  On or before the advance due date the customer can redeem his check for the amount of the advance plus the fee.  If the customer does not reclaim the check by the advance due date, the check is deposited.  Based on accounting principles generally accepted in the United States of America, these transactions are recorded as loans on the Company’s financial statements and the corresponding fees are recorded as a component of interest income on loans.

The Company has been conducting a deferred deposit transaction business, in conjunction with a third party Marketer/Servicer, on a limited basis since August 2001.  In the fourth quarter of 2002, the Company entered into new contracts with two third-party Marketer/Servicers in order to increase its deferred deposit transaction business.  During the first quarter of 2003, the Company expanded its relationship with one of its Marketer/Servicers that resulted in a further increase in deferred deposit transactions.  Management projects these outstandings totaling $16 million at quarter-end could reach or exceed $24 million by the end of the second quarter of 2003, although one of the Company’s Marketer/Servicers is entering a new territory, and depending upon its success, outstandings originated through this relationship may exceed these projections.  Proposed FDIC guidance issued in January 2003 recommends that banks limit deferred deposit transaction outstandings to the lesser of 25% of tier I capital or the amount that actual capital levels exceed the “well capitalized” classification for tier I and total capital.  Based on the Bank’s capital levels at quarter-end, deferred deposit transaction outstandings did not exceed this proposed regulatory limit of $37 million.

The third parties with which the Company does business have at times experienced legal and or regulatory obstacles in some states in which they do business.  In some states, laws have been enacted or amended to prohibit or limit their ability to conduct business without a financial institution partner.  In addition, the Comptroller of the Currency has effectively prohibited national banks from conducting this business.  This has provided opportunities for state-chartered commercial banks to enter the business and earn additional income with minimal capital outlays.

The legal and regulatory climate for this product continues to change.  The FDIC draft guidance issued in January 2003 characterizes deferred deposit transactions as presenting substantial credit risks for lenders, as well as increased transaction, legal and reputation risks when a third party arrangement is used.  This draft guidance proposes, among other items, that banks hold significantly more capital than would be required for other sub-prime type loans, perhaps as much as 100% of deferred deposit transactions outstanding, that the allowances for loan and lease losses be adequate and take into account that many such transactions remain outstanding beyond their initial term due to roll-overs, that deferred deposit transactions be classified “substandard,” and that transactions that have been outstanding for more than 60 days generally be classified as “loss”.  The draft guidance also proposes limits on the ability of a borrower to renew or roll over a deferred deposit transaction and on the number of transactions that can be made to a customer within a given period of time.  The draft guidance requires examiners to assess the bank’s risk management program for third party marketing and servicing relationships, including the bank’s due diligence process for selecting a third party marketing and servicing provider and its monitoring of the third party’s activities and performance, and to closely scrutinize the bank’s compliance with consumer protection laws and regulations.

The Company believes that it has adequately considered and addressed the risks associated with its deferred deposit transaction business, including the risks discussed in the FDIC draft examination guidelines, and that the Company’s size, technological resources and experience in the successful management of non-traditional product lines, among other factors, will enable the Company to effectively manage and control its participation in the deferred deposit transaction business.  There can be no assurance, however, that the FDIC or others will not impose additional limitations on or prohibit insured banks from engaging altogether in deferred deposit transactions, or that the Bank’s ability to continue to engage in the business profitably or at all will not be negatively impacted by the requirements of applicable laws, regulations and guidelines.

RESULTS OF OPERATIONS

Net Interest Income. For the first quarter of 2003, the Company was able to increase its net interest income due primarily to increased volume of Refund Anticipation Loans and a reduction in its overall cost of funds compared to the first quarter of 2002.  RAL fees for the first quarter were approximately $6.1 million.  Because Refunds Now is primarily a first quarter operation, the Company’s net interest margin during the remaining three quarters of 2003 will not approach the 5.42% attained in the first quarter.

The Company experienced a reduction in its overall cost of funds during the first quarter of 2003 due primarily to a reduction in interest expense associated with FHLB advances and retail certificates of deposit.  This reduction was primarily attributed to the maturity or prepayment of higher costing FHLB advances in 2002 and 2003.  The Company replaced the FHLB advances with lower costing FHLB advances and overnight borrowings during the first quarter of 2003, which positively impacted net interest income.

From April 1, 2002 through March 31, 2003, $298 million in certificates of deposit matured.  These maturing CDs were generally replaced by new lower costing CDs.  Future replacement costs of maturing CDs are largely affected by market interest rate conditions and the Company’s overall need for funds.  As a result, management is unable to predict whether future maturities can continue to be replaced with lower costing CDs.

Table 1 provides detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the quarters ended March 31, 2003 and 2002.

Table 1 - Average Balance Sheet Rates for Three Months Ended March 31, 2003 and 2002 (dollars in thousands)

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
ASSETS
Earning Assets:

U.S. Treasury and U.S. Government Agency Securities	$71,609	$617	3.45%	$32,205	$399	4.96%

State and Political Subdivision Securities	100	1	4.00%	200	2	4.00%

Other investments	18,547	182	3.93%	17,595	200	4.55%

Mortgage-Backed Securities	222,602	2,096	3.77%	235,681	2,592	4.40%

Federal Funds Sold and Securities Purchased Under Agreements to Resell	39,841	110	1.10%	74,387	309	1.66%

Total Loans and Fees	1,400,665	29,724	8.49%	1,197,597	25,827	8.63%

Total Earning Assets	1,753,364	32,730	7.47%	1,557,665	29,329	7.53%

Less: Allowance for Loan Losses	(10,338)			(8,631)

Non-Earning Assets:

Cash and Due From Banks	32,813			32,374

Bank Premises and Equipment, Net	24,714			19,893

Other Assets	23,895			12,710

Total Assets	$1,824,448			$1,614,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest Bearing Liabilities:

Transaction Accounts	$245,392	$580	0.95%	$111,908	$75	0.27%

Money Market Accounts	223,303	465	0.83%	221,658	723	1.30%

Individual Retirement Accounts	38,265	372	3.89%	35,580	438	4.92%

Certificates of Deposit and Other Time Deposits	427,540	3,676	3.44%	380,721	4,459	4.68%

Securities sold under Agreements to Repurchase	194,194	512	1.05%	273,049	978	1.43%

Other Borrowings	306,902	3,347	4.36%	289,176	4,046	5.60%

Total Interest Bearing Liabilities	1,435,596	8,952	2.49%	1,312,092	10,719	3.27%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits	204,929			153,944

Other Liabilities	24,441			17,438

Stockholders’ Equity	159,482			130,537

Total Liabilities and Stockholders’ Equity	$1,824,448			$1,614,011

Net Interest Income		$23,778			$18,610

Net Interest Spread			4.98%			4.26%

Net Interest Margin			5.42%			4.78%

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

Table 2 - Volume/Rate Variance Analysis (in thousands)

	Three Months ended March 31, 2003 Compared to Three Months ended March 31, 2002
	Increase/(Decrease) due to

Total Net Change

Volume

Rate

Interest Income:

U.S. Treasury and Government Agency Securities	$218	$369	$(151)

State and Political Subdivision Securities	(1)	(1)

Other Investments	(17)	10	(27)

Mortgage-Backed Securities	(497)	(138)	(359)

Federal Funds Sold and Securities Purchased Under Agreements to Resell	(199)	(115)	(84)

Total Loans and Fees(1)	3,897	4,316	(419)

Net Change in Interest Income	3,401	4,441	(1,040)

Interest Expense:

Interest Bearing Transaction Accounts	505	162	343

Money Market Accounts	(258)	5	(263)

Individual Retirement Accounts	(66)	31	(97)

Certificates of Deposit and Other Time Deposits	(783)	502	(1,285)

Securities Sold Under Agreements to Repurchase	(466)	(243)	(223)

Other Borrowings	(699)	236	(935)

Net Change in Interest Expense	(1,767)	693	(2,460)

Increase in Net Interest Income	$5,168	$3,748	$1,420

(1)           The amount of fees on loans in total interest income was approximately $7.6 million and $3.9 million for the quarters ended March 31, 2003 and 2002, respectively.

Non-Interest Income.  Non-interest income rose 54% during the first quarter ended March 31, 2003, due primarily to increases in service charges on deposit accounts, electronic refund check fees and gain on sale of loans.

Service charges on deposit accounts increased 28% during the first quarter of 2003 due primarily to an increase in the number of the Company’s transaction accounts.  The Company increased its transaction account base primarily through cross-sell opportunities associated with its “$999” maximum closing cost, residential real estate loan product and the opening of new banking centers.   Overall, the Company’s total checking account products increased from 52,000 at March 31, 2002 to 55,000 at March 31, 2003.

Electronic refund check fees increased $376,000, or 13%, during the first quarter of 2003.  This increase was due primarily to a substantial increase in overall ERC volume compared to prior year resulting from successful marketing efforts during the last half of 2002.  The Company plans to continue its aggressive marketing strategies to increase its overall market share in this line of business.

Net gain on sale of loans increased $3.5 million during the first quarter of 2003 compared to the first quarter of 2002.  The higher gains were the result of an increased volume of loans sold and improved pricing from the secondary market.  Loans sold increased from $201 million during the first quarter of 2002 to $273 million in the first quarter of 2003.  This increase was primarily the result of aggressive marketing of the Company’s “$999” loan product and sustained consumer demand for fixed-rate, first mortgage residential loan products.  The Company was able to realize a higher margin on its loans sold by utilizing favorable market pricing strategies to the public and selling its loans directly to governmental agency investors.  By selling loans directly to governmental agency investors, Republic improved its cash flows through faster funding and realized more favorable third-party fee arrangements.  Overall, the Company’s gains as a percentage of loans sold increased from 0.97% during the first quarter of 2002 to 1.95% for the first quarter of 2003.

Title insurance commissions increased $188,000 for the first quarter of 2003 due primarily to the large volume of secondary market residential real estate loans originated by the Bank during the quarter.  Because the volume of residential real estate loans originated by the Bank largely affects title insurance commissions, management expects this revenue to decrease should secondary market loan refinancings begin to decline.

Non-Interest Expense.  Non-interest expense increased during the first quarter ended March 31, 2003 compared to the same period in 2002.   The most significant factors comprising the increase in non-interest expense for the first quarter 2003 were increases in salaries and benefits and occupancy and equipment. Non-interest expense, across substantially all categories, is expected to continue to increase in 2003 compared to 2002 due primarily to the planned banking center expansion throughout the remainder of the year.

The increase in salaries and benefits was attributable to annual merit increases, incentive compensation accruals and staff increases to support new banking center expansion.  Republic’s incentive compensation accruals are significantly higher during the first quarter of each year due to the increased quarterly earnings.   Republic historically achieves higher earnings in the first quarter of each year due primarily to the activity of Refunds Now, which earns a substantial portion of its total revenues in the first quarter.  As a result, salary and benefits for each of the last three quarters of the fiscal year tend to be lower than the amount expensed during the first quarter.  For the first quarter of 2003, the total accrual for incentive compensation was approximately $1.7 million.   Total full-time equivalent employees (FTE’s) increased to 591 at March 31, 2003 from 552 at March 31, 2002.  The total number of FTE’s is expected to increase 5% - 10% by year-end from the March 31, 2003 figure, primarily due to the opening of new banking centers.

Occupancy and equipment for the first quarter of 2003 increased 24% over the first quarter of 2002 due primarily to the opening of three new banking centers since March 31, 2002.  Management expects occupancy and equipment to continue to grow materially throughout the remainder of 2003 due to the planned banking center expansion.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

Securities available for sale.  Securities available for sale primarily consists of U.S. Government Agency obligations, which include agency mortgage-backed securities and collateralized mortgage obligations (CMOs). The agency mortgage-backed securities (MBSs) consist of 15-year fixed, 7-year balloons and 5-year balloons as well as other adjustable rate mortgage securities, underwritten and guaranteed by GNMA, FHLMC and FNMA.  The Company’s CMOs are floating rate securities, which adjust monthly.  Securities available for sale increased from $203 million at December 31, 2002 to $245 million at March 31, 2003.   The increase in the available for sale portfolio was primarily in government agency debt, MBSs and floating rate CMOs.  During the first quarter of 2003, the Company also had paydowns of approximately $23 million in MBSs and CMOs.  Cash from these paydowns was reinvested into similar type products.

Securities to be held to maturity.   Securities to be held to maturity consist primarily of floating rate CMOs.  Securities to be held to maturity decreased from $85 million at December 31, 2002 to $74 million at March 31, 2003.  The decrease was primarily the result of $29 million in paydowns of floating rate CMO products.

Mortgage loans held for sale.   Mortgage loans held for sale is primarily comprised of fixed-rate, 1-4 family residential loans the Company intends to sell into the secondary market.  Management has traditionally elected to sell the majority of its fixed-rate 1-4 family residential loans into the secondary market in order to reduce its exposure to market interest rate risk.  During the most recent six months, management elected to retain in the Company’s traditional portfolio $120 million in 15-year, fixed-rate residential real estate loans, all underwritten within secondary market guidelines.

As a result of Republic’s mortgage banking operations, certain loan commitments are accounted for as derivatives.  In addition, Republic enters into agreements to sell loans for amounts and terms offsetting the interest rate risk of loans held for sale and loan commitments expected to close.  These agreements to sell loans are also accounted for as derivatives.  Because sales contract derivatives are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives and both are carried at their fair value with changes included in earnings and substantially offset, the impact of adopting this guidance was not material.  Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

Loans.   Net loans, primarily consisting of secured real estate loans, increased by $34 million to $1.3 billion at March 31, 2003.

Commercial real estate loans, which comprise 31% of the total loan portfolio at March 31, 2003, are concentrated primarily within the Bank’s existing markets.  These loans are principally secured by multi-family investment properties, single-family developments, medical facilities, small business owner-occupied offices, retail properties and, to a lesser extent, golf courses.  These loans typically have interest rates that are initially fixed for one to seven years with the remainder of the loan term subject to repricing based on various market indices.  In order to reduce the negative effect of refinance activity within the portfolio during a declining interest rate environment, the Company requires an early termination penalty on substantially all commercial real estate loans for a portion of the fixed-term period.  Overall, commercial real estate loans increased $8 million from December 31, 2002.  Republic maintained its underwriting standards, which includes personal guarantees on substantially all commercial real estate loans, and pricing requirements during the first quarter of 2003 despite continued competitive pressures in both areas.  As a result, the commercial real estate portfolio experienced modest growth compared to prior years.  Republic began offering a reduced closing-costs commercial real estate product during the first quarter of 2003.  Management plans to continue to aggressively market this product through various media outlets, while maintaining its traditional underwriting standards.

Similar to commercial real estate loans, residential real estate loans typically have fixed interest rate periods of one to seven years with the remainder of the loan term subject to repricing based on various market indices.  These loans also carry an early termination penalty during a portion of their fixed rate periods in order to lessen the overall negative effect to the Company of refinancings in a declining interest rate environment.  Despite early termination penalties on many of its portfolio residential real estate loans, the Company continued to experience a high level of refinance activity into fixed-rate secondary market products during the first quarter of 2003.  Overall, residential real estate loans increased by only $3 million during the quarter.  Responding to the high level of continued refinance activity within the portfolio, management elected to retain $60 million of 15-year, fixed-rate secondary market eligible loans within the Company’s portfolio.  To mitigate the interest rate risk on this portion of the residential real estate loan portfolio, the Company borrowed $60 million in FHLB advances with maturities ranging from one to seven years to fund these loans.  At March 31, 2003, approximately $36 million of these loans were pending approval for closing.  The Company expects to approve and fund substantially all of these loans by the end of the second quarter and anticipates earning a spread of approximately 2% on these loans in their first 12 months.

The consumer loan portfolio principally consists of various short-term, unsecured loans to individual clients. Also included in this category are deferred deposit transactions, which are considered loans under accounting principles generally accepted in the United States.  The Company had approximately $16 million in deferred deposit transactions outstanding at March 31, 2003 compared to $3 million at December 31, 2002.

Home equity loans increased from $159 million at December 31, 2002 to $165 million at March 31, 2003.  The rise in outstandings was primarily the result of increased cross-sale opportunities in conjunction with the origination of fixed-rate, secondary market loan products as part of the Company’s “partnership package”.  As part of the partnership package, the Company’s fixed-rate, secondary market loan clients are routinely approved for a home equity line-of-credit.  As a result, the Company opened approximately 1,200 new home equity lines of credit during the first quarter of 2003.  At March 31, 2003, Republic clients had $161 million of unfunded home equity lines of credit available for use.

In addition to changes in the traditional loan portfolio, loans serviced for others by Republic increased from $288 million at December 31, 2002, to $368 million at March 31, 2003.  Loans serviced for others consist of loans Republic has sold into the secondary market but retained the basic servicing aspect of the loans.  This type of transaction is generally referred to as loans sold servicing-retained.  Based on accounting principles generally accepted in the United States, when the Company sells a loan with servicing retained, a gain is recognized for the servicing aspect of the loan equal to its market value at the time of sale.  The corresponding intangible asset known as a mortgage servicing right is amortized over the life of the loan and measured periodically for impairment.

Prior to 2003, Republic sold a substantial portion of its loans into the secondary market with the corresponding servicing aspect of the loan sold, as well.  Beginning in 2003, Republic began selling a large portion of its loans directly to third party governmental agencies, which do not purchase the servicing component of the loan.  As a result, the Company has experienced an increase in loans serviced for others and their corresponding mortgage servicing rights, which increased from $2.9 million at December 31, 2002 to $3.6 million at March 31, 2003.  Management has reviewed the value of these servicing rights and determined that there is no impairment as of March 31, 2003.  Management elected to begin using this strategy due to more favorable pricing received from the government agencies as well as faster funding to the Company for the loans sold.  Management continues to evaluate the feasibility of selling the servicing component to a third-party in the future.

Allowance and Provision for Loan Losses.  Republic maintains an allowance for probable credit losses inherent in the Company’s loan portfolio.  Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and regularly presents and discusses the analysis with the board of directors. Management estimates the allowance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, regulatory guidance and other factors. While management estimates the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial real estate portfolio are more dependent upon credit analysis and recent payment performance due to the fact that the Company only began actively pursuing commercial real estate loans within the last five years.  Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off.  Loan losses are charged against the allowance when management deems a loan uncollectible.

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

The Company’s provision for loans losses increased from $2.7 million for the first quarter of 2002 to $4.3 million for the first quarter of 2003.  Included in the provision for loan losses were $2.3 million and $1.5 million for Refund Anticipation Loans (RALs) during the first quarters of 2003 and 2002, respectively.  The increase in losses associated with RALs during 2003 was primarily the result of a significant increase in volume.  Exclusive of Refunds Now, Republic’s provision for loan losses increased $824,000 comparing the first quarter of 2003 to the first quarter of 2002.

The total allowance for loan losses increased $1.5 million from December 31, 2002 to $11.7 million at March 31, 2003.  The increase in the allowance for loan losses was due to growth in commercial real estate lending, an overall change in the product mix within the loan portfolios including growth in deferred deposit transactions, and to account for the modest increase in non-performing loans.  Management believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2003.  Management continues to closely monitor the commercial real estate loan portfolio in particular, recognizing that commercial real estate loans generally carry a greater risk of loss than residential real estate loans.

Table 3 below depicts the allowance activity by loan type for the quarters ended March 31, 2003 and 2002.

Table 3 - Summary of Loan Loss Experience

	Three Months ended March 31
(in thousands)	2003	2002

Allowance for loan losses:
Balance-beginning of period	$10,148	$8,607

Charge-offs:
Real Estate
Residential	(306)	(222)
Commercial	(21)	(367)
Construction	(135)	—
Commercial	—	(210)
Home equity	(3)	—
Consumer	(198)	(115)
Tax refund loans	(2,300)	(1,480)
Total	(2,963)	(2,394)

Recoveries:
Real Estate
Residential	32	20
Commercial	—	81
Construction	—	—
Commercial	11	18
Home equity	1	—
Consumer	88	123
Tax refund loans	—	—
Total	132	242

Net charge-offs	(2,831)	(2,152)

Provision charged for loan losses	4,341	2,697

Allowance for loan losses:
Balance-end of period	$11,658	$9,152

Deposits.   Total deposits were $1.0 billion at December 31, 2002 compared to $1.2 billion at March 31, 2003.  Non-interest bearing deposits increased $16 million from December 31, 2002.  Non-interest bearing deposits include non-interest bearing funds from Refunds Now, which increased $22 million since December 31, 2002.  Substantially, all of these funds will be withdrawn from the Bank by the end of the second quarter of 2003.  Non-interest bearing deposits also include various escrow accounts, which are subject to balance fluctuations from period to period, as well.

The Bank’s interest-bearing money market accounts, excluding internet money markets and money market certificates of deposit, increased $27 million during the first quarter of 2003.  A substantial portion of the increase in this product was from funds transferred from securities sold under agreements to repurchase into the Company’s “Premier First” product.  The “Premier First” account, which is designed for business clients and provides competitive market rates, is the lead product utilized by the Bank’s cash management department.

Brokered deposits increased $100 million during the first quarter of 2003.  Republic utilized brokered deposits with a weighted-average cost of 1.88% to fund RAL activity at Refunds Now during the first quarter.  These deposits are short-term in nature with maturities ranging from three months to one year.  Seventy-five million of these deposits will mature by the end of the second quarter of 2003.  Management considers these deposits an attractive funding source for Refunds Now due to their low cost of acquisition as compared to retail certificates of deposit.  These funds are also readily accessible and more easily matched on a short-term basis with RAL products.  Management will continue to consider brokered deposits as a funding source for Refunds Now during the 2004 tax season, but does not anticipate on-going utilization of brokered deposits to fund traditional Bank activities.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase and other short-term borrowings decreased $91 million during the first quarter of 2003.  Approximately $36 million of this decrease was due to a switch in product type by several clients into the Company’s higher yielding “Premier First” money market product.  The remaining decline was primarily due to decreases in a small number of the Company’s larger cash management accounts.  Because these accounts are transaction based, they are inherently subject to large periodic balance changes.

FHLB advances.   FHLB advances decreased marginally by $15 million during the first quarter to $304 million at March 31, 2003.  The decrease in advances was primarily the result of the maturity of a $60 million advance during January of 2003 with a cost of 5.88%.  The Company replaced $45 million of this maturity with advances with a weighted-average cost of 3.07%.   The Company utilized these advances to fund loans to be closed in the second quarter of 2003.  Subsequent to quarter-end, Republic borrowed an additional $30 million.  These advances, including those borrowed subsequent to quarter-end, have maturities ranging from one to seven years with a weighted-average life of 4.89 years.

Approximately $189 million of the Company’s advances are fixed with original maturities ranging from two through seven years.   The remaining $115 million of the Company’s advances are convertible with original fixed-rate periods ranging from one to five years and original maturities ranging from five to ten years.   At the end of their respective fixed-rate periods, the Federal Home Loan Bank has the right to convert the borrowings to floating-rate advances tied to LIBOR.  If the FHLB elects to convert the debt to a floating rate instrument, Republic also has the right to pay off the advances without penalty.  At March 31, 2003, the Company had $25 million in these advances that were eligible to be converted on their quarterly repricing date.  Based on market conditions at this time, management does not believe these advances are likely to be converted in the near-term.

ASSET QUALITY

Loans, including impaired loans under SFAS 114 and excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off.  Consumer loans, excluding deferred deposit transactions, are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due or earlier if they are deemed uncollectible.  Deferred deposit transaction losses are guaranteed by the Company’s third party marketing and servicing providers.  These accounts will not be charged off unless the third party marketing and service provider defaults on its guarantee.  At March 31, 2003, Republic had $233,000 in consumer loans 90 days or more past due compared to $122,000 at December 31, 2002.

The Bank’s level of delinquent loans decreased to 0.96% at March 31, 2003, down from 1.02% at December 31, 2002.  Republic experienced an increase in total non-performing loans from $9.9 million at December 31, 2002 to $11.8 million at March 31, 2003.  The increase was substantially in non-accrual loans and was primarily related to one commercial real estate loan of approximately $3 million.  The loan is secured by real estate with an appraised value exceeding $3 million and personal guarantees of the principal owners, however, management is not able to predict what losses, if any, may occur.  This loan was not delinquent at March 31, 2003, however, the underlying project has been experiencing cash flow difficulties which could have a negative affect on future payment performance.

Table 4 provides information related to non-performing assets and loans 90 days or more past due.

Table 4 - Non-Performing Loans

(dollars in thousands)	March 31 2003	December 31 2002

Loans on non-accrual status	$11,142	$7,967
Loans past due 90 days or more	685	1,915

Total non-performing loans	11,827	9,882

Other real estate owned	365	320
Total non-performing assets	$12,192	$10,202

Percentage of non-performing loans to total loans	0.88%	0.75%
Percentage of non-performing assets to total loans	0.90%	0.78%

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loans have been written off or a specific allowance for loss has been provided).  Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount may not be collected.  Impaired loans, which are a component of loans on non-accrual status, increased from $1.2 million at December 31, 2002 to $2.1 million at March 31, 2003.  Management believes that the amount of specific allowance for loan losses allocated for these impaired loans is adequate to cover known impairment.

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

The Company utilized brokered deposits during the first quarter of 2003 as a funding source for Refund Anticipation Loans at Refunds Now  and will likely consider using brokered deposits as a funding source for the first quarter of 2004.

Traditionally, the Bank has also utilized borrowings from the FHLB to supplement its funding requirements.  At March 31, 2003, the Company had $56 million of borrowing capacity with the FHLB and sufficient security collateral available to borrow approximately an additional $112 million.  While Republic utilizes numerous funding sources in order to meet liquidity requirements, the Company also has  $40 million in approved unsecured line of credit facilities available at March 31, 2003 through various third party sources.

CAPITAL

Total stockholders’ equity increased from $151 million at December 31, 2002 to $160 million at March 31, 2003. The increase in stockholders’ equity was primarily attributable to net income earned during the first quarter of 2003.  There was also a positive impact on accumulated other comprehensive income as a result of the increased value of the available for sale securities portfolio.  In addition, stockholders’ equity increased as a result of stock options exercised by Republic’s employees and directors.

In 1998 and 1999, Republic Bancorp’s board of directors approved a Class A share repurchase program of 500,000 shares.  Through March 31, 2003, Republic purchased approximately 471,000 shares with a weighted-average cost of $10.12, and a total cost of $4.8 million.  In March of 2003, the Company’s board of directors authorized management to repurchase an additional 250,000 shares bringing the total shares available for purchase to 279,000.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital. The Bank intends to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the FDIC.  Republic’s average capital to average assets ratio was 8.74% at March 31, 2003 compared to 8.89% at December 31, 2002.

Table 5 - Capital Ratios

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions

As of March 31, 2003
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$168,878	13.98%	$96,656	8%	$120,820	10%
Republic Bank & Trust Company	158,604	13.40	94,711	8%	118,389	10%
Republic Bank & Trust Company of Indiana	5,672	23.33	1,945	8%	2,431	10%

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$157,220	13.01%	$48,328	4%	$72,492	6%
Republic Bank & Trust Company	147,242	12.44	47,355	4%	71,033	6%
Republic Bank & Trust Company of Indiana	5,376	22.11	972	4%	1,459	6%

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$157,220	8.62%	$72,978	4%	$91,222	5%
Republic Bank & Trust Company	147,242	8.16	72,215	4%	90,269	5%
Republic Bank & Trust Company of Indiana	5,376	17.28	1,244	4%	1,555	5%

Kentucky banking laws limit the amount of dividends that may be paid to the Parent Company by Republic Bank & Trust Company without prior approval of the Kentucky Department of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At March 31, 2003, Republic Bank & Trust Company had approximately $25 million of retained earnings that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval.

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

Republic’s interest sensitivity profile reflected little change from December 31, 2002 to March 31, 2003.  Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, Republic’s base net interest income would decrease by an estimated 1.22% at March 31, 2003 compared to a decrease of 1.09% at December 31, 2002.  Given a 100 basis point increase in the yield curve Republic’s base net interest income would decrease by an estimated 2.63% at March 31, 2003 compared to a decrease of 2.48% at December 31, 2002.

The interest sensitivity profile of Republic at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.

Table 6 - Interest Rate Sensitivity

	March 31, 2003
	Decrease in Rates			Increase in Rates
	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
	(dollars in thousands)

Projected interest income
Loans, excluding fees	$82,129	$85,122	$87,657	$91,563	$95,720
Investments	9,908	10,646	12,468	14,241	16,067
Short-term investments	—	1	9	18	30
Total interest income	92,037	95,769	100,134	105,822	111,817

Projected interest expense
Deposits	15,935	17,413	19,337	24,330	29,096
Securities sold under agreements to repurchase	1,039	1,348	3,014	5,379	8,029
Other borrowed funds	14,176	14,176	14,176	14,176	14,056
Total interest expense	31,150	32,937	36,527	43,885	51,181

Net interest income	$60,887	$62,832	$63,607	$61,937	$60,636
Change from base	$(2,720)	$(775)		$(1,670)	$(2,971)
% Change from base	(4.28)%	(1.22)%		(2.63)%	(4.67)%

	December 31, 2002
	Decrease in Rates			Increase in Rates
	200 Basis Points	100 Basis Points	100 Base	200 Basis Points	Basis Points
	(dollars in thousands)

Projected interest income
Loans, excluding fees	$81,382	$84,232	$86,552	$90,437	$94,513
Investments	8,520	9,304	11,173	12,890	14,588
Short-term investments	66	67	266	549	665
Total interest income	89,968	93,603	97,991	103,876	109,766

Projected interest expense
Deposits	16,289	17,675	19,681	24,476	29,199
Securities sold under agreements to repurchase	793	1,161	2,870	5,485	8,077
Other borrowed funds	13,877	13,877	13,877	13,877	14,060
Total interest expense	30,959	32,713	36,428	43,838	51,336

Net interest income	$59,009	$60,890	$61,563	$60,038	$58,430
Change from base	$(2,554)	$(673)		$(1,525)	$(3,133)
% Change from base	(4.15)%	(1.09)%		(2.48)%	(5.09)%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information for this item is incorporated by reference to the Asset /Liability Management and Market Risks section on pages 31 and 32 of Part 1, Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

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

PART II – OTHER INFORMATION

Item 2.        Changes in securities

During the first quarter of 2003, Republic issued approximately 1,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock.  The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

Item 6.        Exhibits and Reports on Form 8-K

The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 36.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Republic Bancorp, Inc.

(Registrant)

Principal Executive Officer:

Date:	May 14, 2003	/s/ Steve E. Trager
Steve E. Trager
President & Chief Executive Officer

Principal Financial Officer:

Date:	May 14, 2003	/s/ Kevin Sipes
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

Steven E. Trager
President & Chief Executive Officer
Date: May 14, 2003

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

/s/ Kevin Sipes

Kevin Sipes
Chief Financial Officer
Date: May 14, 2003

EXHIBIT INDEX

Exhibit	Description	Incorporated By Reference To

11	Statement Regarding Computation of Per Share Earnings	Filed as Exhibit 11 of this Form 10-Q for the period ended March 31, 2003

15	Awareness Letter	Filed as Exhibit 15 of this Form 10-Q for the period ended March 31, 2003

99.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed as Exhibit 99.1 of this Form 10-Q for the period ended March 31, 2003