Form 10-Q
period 2003-06-30
REPUBLIC BANCORP INC /KY/
filed 2003-08-13
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

☒ Yes ☐ No

The number of shares outstanding of the issuer’s class of common stock as of the latest practicable date: 14,986,182 shares of Class A Common Stock and 1,967,824 shares of Class B Common Stock as of August 8, 2003.

The Exhibit index is on page 36.  This filing contains 44 pages (including this facing sheet).

REPUBLIC BANCORP, INC.

FORM 10-Q

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders

Republic Bancorp, Inc.

Louisville, Kentucky

We have reviewed the consolidated balance sheet of Republic Bancorp, Inc. as of June 30, 2003, the related consolidated statements of income and comprehensive income for the quarters and six months ended June 30, 2003 and 2002, the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002, and the consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2003.  These financial statements are the responsibility of the Company’s management.

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

Crowe Chizek and Company LLC

Louisville, Kentucky
August 8, 2003

PART I

ITEM 1

REPUBLIC BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

	June 30 2003	December 31 2002
	(Unaudited)
ASSETS:
Cash and due from banks	$62,359	$39,853
Securities available for sale	214,875	203,047
Securities to be held to maturity	68,019	85,412
Mortgage loans held for sale	32,555	65,695
Loans, less allowance for loan losses of $12,668 (2003) and $10,148 (2002)	1,404,097	1,299,915
Federal Home Loan Bank stock	18,768	18,324
Premises and equipment, net	28,806	23,152
Other assets and accrued interest receivable	19,134	17,308

TOTAL	$1,848,613	$1,752,706

LIABILITIES:
Deposits:
Non-interest bearing	$212,122	$175,460
Interest bearing	938,316	864,730
Total	1,150,438	1,040,190

Securities sold under agreements to repurchase	148,290	224,929
FHLB Advances	361,688	319,299
Other liabilities and accrued interest payable	20,401	17,492

Total liabilities	1,680,817	1,601,910

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value
Class A and Class B Common stock, no par value	4,145	4,120
Additional paid-in capital	40,000	39,174
Retained earnings	122,162	107,567
Unearned shares in Employee Stock Ownership Plan	(2,483)	(2,663)
Accumulated other comprehensive income	3,972	2,598

Total stockholders’ equity	167,796	150,796

TOTAL	$1,848,613	$1,752,706

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
INTEREST INCOME:
Loans, including fees	$25,494	$21,821	$55,218	$47,648
Securities
Taxable	2,668	3,349	5,381	6,344
Non-taxable	1	3	2	5
Other	236	454	528	959
Total interest income	28,399	25,627	61,129	54,956

INTEREST EXPENSE:
Deposits	4,812	5,844	9,905	11,539
Securities sold under agreements to repurchase	456	852	968	1,830
Other borrowed funds	3,546	3,966	6,893	8,012
Total interest expense	8,814	10,662	17,766	21,381

NET INTEREST INCOME	19,585	14,965	43,363	33,575

PROVISION FOR LOAN LOSSES	1,854	(1,473)	6,195	1,224

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,731	16,438	37,168	32,351

NON-INTEREST INCOME:
Service charges on deposit accounts	2,726	2,011	5,046	3,828
Electronic refund check fees	693	348	3,862	3,141
Title insurance commissions	666	406	1,339	891
Net gain on sale of mortgage loans	4,682	942	10,111	2,888
Other	220	632	363	1,199
Total non-interest income	8,987	4,339	20,721	11,947

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,979	7,284	16,316	14,789
Occupancy and equipment	2,976	2,371	5,802	4,659
Computer services	417	378	822	755
Communication and transportation	570	601	1,430	1,237
Marketing and development	739	667	1,588	1,241
Bankshares tax	480	437	976	854
Legal fees	105	40	231	51
Supplies	326	243	732	508
Other	1,867	987	3,395	2,224
Total non-interest expense	15,459	13,008	31,292	26,318

INCOME BEFORE INCOME TAXES	11,259	7,769	26,597	17,980

INCOME TAXES	3,992	2,762	9,379	6,314

NET INCOME	$7,267	$5,007	$17,218	$11,666

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized gain on securities	$1,402	$2,333	$1,374	$1,571
Reclassification of realized amount	—	—	—	—
Net unrealized gain recognized in comprehensive income	1,402	2,333	1,374	1,571

COMPREHENSIVE INCOME	$8,669	$7,340	$18,592	$13,237

EARNINGS PER SHARE
Class A	$0.43	$0.30	$1.02	$0.71
Class B	$0.42	$0.29	$1.01	$0.70

DILUTED EARNINGS PER SHARE
Class A	$0.42	$0.29	$1.00	$0.69
Class B	$0.41	$0.29	$0.99	$0.68

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share data)

		Common Stock			Additional Paid-In Capital	Retained Earnings	Unearned Shares in Empl. Stock Ownership Plan	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
		Class A Shares	Class B Shares	Amount

	BALANCE, January 1, 2003	14,852	1,979	$4,120	$39,174	$107,567	$(2,663)	$2,598	$150,796

	Repurchase of Common Stock	(15)	(5)	(5)	(45)	(237)			(287)

	Conversion of Class B to Class A	6	(6)

	Stock Options exercised, net of stock redeemed	126		30	876	(348)			558

	Dividend declared
Common:	Class A ($0.121 per share)					(1,821)			(1,821)
	Class B ($0.110 per share)					(217)			(217)

	Commitment of shares to be released under the Employee Stock Ownership Plan	14			(5)		180		175

	Net change in accumulated other comprehensive income							1,374	1,374

	Net Income					17,218			17,218

	BALANCE, June 30, 2003	14,983	1,968	$4,145	$40,000	$122,162	$(2,483)	$3,972	$167,796

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (in thousands)

	2003	2002
OPERATING ACTIVITIES:
Net income	$17,218	$11,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	2,784	1,927
FHLB stock dividends	(389)	(522)
Provision for loan losses	6,195	1,224
Net gain on sale of mortgage loans	(10,111)	(2,888)
Proceeds from sale of mortgage loans held for sale	550,825	319,758
Origination of mortgage loans held for sale	(507,574)	(297,735)
Employee Stock Ownership Plan expense	175	156
Changes in assets and liabilities:
Accrued interest receivable and other assets	(211)	(1,052)
Accrued interest payable and other liabilities	2,705	1,403
Net cash provided by operating activities	61,617	33,937

INVESTING ACTIVITIES:
Purchases of securities available for sale	(263,424)	(184,875)
Purchases of securities to be held to maturity	(45,916)	(21,880)
Proceeds from maturities of securities to be held to maturity	63,255	50,526
Proceeds from maturities and paydowns of securities available for sale	251,710	113,890
Purchases of FHLB stock	(55)	—
Net (increase) decrease in loans	(111,002)	19,107
Purchases of premises and equipment, net	(8,114)	(3,446)
Net cash from investing activities	(113,546)	(26,678)

FINANCING ACTIVITIES:
Net change in deposits	74,419	108,978
Net change in securities sold under agreements to repurchase and other short-term borrowings	(40,810)	(115,328)
Payments on other borrowed funds	(60,553)	(15,036)
Proceeds from other borrowed funds	102,942	26,293
Proceeds from common stock options exercised, net of redemptions	558	919
Purchase of Common Stock	(287)	—
Redemption of the Company’s guaranteed preferred beneficial Interests in Republic’s subordinated debentures	—	(775)
Cash dividends paid	(1,834)	(1,404)
Net cash from financing activities	74,435	3,647

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,506	10,906

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,853	35,569

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,359	$46,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$17,786	$21,519

Income taxes	$8,110	` 5,972

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$625	$590

Conversion of the Company’s guaranteed beneficial interests in Republic’s subordinated debentures to Class A Common Stock	$—	$5,007

Client transfers to deposits from securities sold under agreements to repurchase	$35,829	$—

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (“Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (collectively “Bank”), and Republic Mortgage Company (all wholly owned subsidiaries and Parent Company to be collectively referred to as “Republic” or “the Company”).  The consolidated financial statements also include two wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC (d/b/a Refunds Now) and Republic Insurance Agency, LLC.  All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic’s annual report on Form 10-K for the year ended December 31, 2002.

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

	Three months ended June 30		Six months ended June 30
(dollars in thousands, except per share data)	2003	2002	2003	2002

Net income as reported	$7,267	$5,007	$17,218	$11,666
Deduct:
Stock-based compensation expense determined under fair value based method	235	184	382	272
Pro forma net income	$7,032	$4,823	$16,836	$11,394

Earnings per share as reported:
Class A	$0.43	$0.30	$1.02	$0.71
Class B	$0.42	$0.29	$1.01	$0.70

Pro forma earnings per share:
Class A	$0.42	$0.29	$1.00	$0.69
Class B	$0.41	$0.29	$0.99	$0.69

Diluted earnings per share as reported:
Class A	$0.42	$0.29	$1.00	$0.69
Class B	$0.41	$0.29	$0.99	$0.68

Pro forma diluted earnings per share:
Class A	$0.41	$0.28	$0.98	$0.67
Class B	$0.40	$0.28	$0.97	$0.67

Newly Issued But Not Yet Effective Accounting Standards – The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003.  Management determined that, upon adopting the new standards, they will not materially affect the Company’s operating results or financial condition.

Reclassifications - Certain amounts have been reclassified in the prior period financial statements to conform to the current period classifications.

2.  SECURITIES

Securities Available For Sale:

	June 30, 2003
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$48,270	$920	—	$49,190
Mortgage-backed securities	162,284	3,401	$—	165,685

Total securities available for sale	$210,554	$4,321	$—	$214,875

	December 31, 2002
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$50,175	$948	$—	$51,123
Mortgage-backed securities	148,936	2,990	(2)	151,924

Total securities available for sale	$199,111	$3,938	$(2)	$203,047

Securities To Be Held To Maturity:

	June 30, 2003
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$3,150	$26	$—	$3,176
Obligations of state and political subdivisions	100	4	—	104
Mortgage-backed securities	64,769	146	(5)	64,910

Total securities to be held to maturity	$68,019	$176	$(5)	$68,190

	December 31, 2002
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$8,175	$20	$—	$8,195
Obligations of state and political subdivisions	100	2	—	102
Mortgage-backed securities	77,137	115	(66)	77,186

Total securities to be held to maturity	$85,412	$137	$(66)	$85,483

Securities having an amortized cost of $225 million and $253 million and a fair value of $228 million and $257 million at June 30, 2003 and December 31, 2002, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes.

3.  LOANS

	June 30, 2003	December 31, 2002
	(in thousands)

Residential real estate	$635,554	$597,797
Commercial real estate	446,184	413,115
Real estate construction	70,314	68,020
Commercial	31,549	33,341
Consumer	55,548	39,347
Home equity	178,607	159,261
Total loans	1,417,756	1,310,881

Less:
Unamortized loan fees	991	818
Allowance for loan losses	12,668	10,148

Loans, net	$1,404,097	$1,299,915

The following table sets forth the changes in the allowance for loan losses:

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
	(in thousands)

Balance, beginning of period	$11,658	$9,152	$10,148	$8,607
Provision charged (credited) to income	1,854	(1,473)	6,195	1,224
Charge-offs	(1,510)	(377)	(4,473)	(2,771)
Recoveries	666	1,863	798	2,105

Balance, end of period	$12,668	$9,165	$12,668	$9,165

The following sets forth eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank:

	June 30, 2003	December 31, 2002
	(in thousands)

First lien 1-4 family residential	$584,000	$541,000
Multi-family	34,000	38,000
Home equity lines of credit	116,000	115,000

Information about Republic’s investment in impaired loans is as follows:

	June 30, 2003	December 31, 2002
	(in thousands)

Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	3,720	1,152

Total	$3,720	$1,152

Amount of the allowance for loan losses allocated	$930	$288

Average of impaired loans during the period	2,925	1,369

Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—

4.  DEPOSITS

	June 30, 2003	December 31, 2002
	(in thousands)

Demand (NOW and Super NOW)	$233,193	$222,316
Money market accounts	125,318	90,637
Internet money market accounts	47,975	47,824
Savings	30,483	23,993
Money market certificates of deposit	75,928	80,190
Individual retirement accounts	38,547	37,530
Certificates of deposit, $100,000 and over	126,452	111,204
Other certificates of deposit	234,190	249,798
Brokered deposits	26,230	1,238

Total interest bearing deposits	938,316	864,730

Total non-interest bearing deposits	212,122	175,460

Total	$1,150,438	$1,040,190

5.  OTHER BORROWED FUNDS

	June 30 2003	December 31 2002
	(in thousands)

Federal Home Loan Bank convertible fixed rate advances with weighted average interest rate of 5.17%(1)	$115,000	$115,000

Federal Home Loan Bank fixed interest rate advances, with weighted average interest rate of 3.56% at June 30, 2003, due through July 2033	246,688	204,299

Total	$361,688	$319,299

(1) Represents convertible fixed-rate advances with the Federal Home Loan Bank (FHLB).  These advances have original fixed-rate periods ranging from one to five years with original maturities of one to ten years if not converted earlier by the Federal Home Loan Bank.

Federal Home Loan Bank advances are collateralized by certain eligible real estate loans as described in Note 3.  At June 30, 2003, Republic had available collateral to borrow an additional $49 million from the Federal Home Loan Bank and also has unsecured lines of credit totaling $60 million available through various financial institutions.

Aggregate future principal payments on borrowed funds as of June 30, 2003 are as follows:

Year	(in thousands)

2003	$72,456
2004	59,000
2005	37,500
2006	80,000
2007 and beyond	112,732
Total	$361,688

6.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations are presented below.

Class A and B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock, if any, results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock.  The aggregate dividend premiums paid for the second quarter of 2003 and 2002 were approximately $90,000 and $74,000.  The aggregate dividend premiums paid on Class A Common Stock for the first six months of 2003 and 2002 were approximately $164,000 and $130,000.

	Three months ended June 30		Six months ended June 30
(in thousands, except per share data)	2003	2002	2003	2002

Earnings Per Share:
Net Income available to common stockholders	$7,267	$5,007	$17,218	$11,666

Weighted average shares outstanding	16,947	16,764	16,902	16,448

Earnings per share, basic:
Class A	$0.43	$0.30	$1.02	$0.71
Class B	$0.42	$0.29	$1.01	$0.70

	Three months ended June 30		Six months ended June 30
(in thousands, except per share data)	2003	2002	2003	2002

Diluted Earnings Per Share:
Net Income available to common stockholders	$7,267	$5,007	$17,218	$11,666
Add: Interest expense, net of tax benefit, on assumed conversion of guaranteed preferred beneficial interests in Republic’s subordinated debentures	—	—	—	79

Net Income available to common stockholders assuming conversion	$7,267	$5,007	$17,218	$11,745

Weighted average shares outstanding	16,947	16,764	16,902	16,448
Add dilutive effects of assumed conversion and exercise:
Convertible guaranteed preferred beneficial interest in Republic’s subordinated debentures	—	—	—	293
Stock options	365	271	291	374

Weighted average shares and dilutive potential shares outstanding	17,312	17,035	17,193	17,115

Diluted earnings per share:
Class A	$0.42	$0.29	$1.00	$0.69
Class B	$0.41	$0.29	$0.99	$0.68

There were no antidilutive stock options during the three months ended June 30, 2003.  Stock options for 192,500 shares of Class A Common Stock were excluded from the three months ended June 30, 2002 earnings per share assuming dilution because their impact was antidilutive.

Stock options for 200,000 and 193,750 shares of Class A Common Stock were excluded from the six months ended June 30, 2003 and 2002 earnings per share assuming dilution because their impact was antidilutive.

7.                   SEGMENT INFORMATION

The reportable segments are determined by the products and services offered and are primarily distinguished between banking, tax refund services, mortgage banking and deferred deposits.  Loans, investments and deposits provide the revenue for banking operations, refund anticipation loans and electronic refund checks provide the revenue for tax refund services, cash advance transactions provide the revenue for deferred deposit services, and loan sales provide the revenue for mortgage banking.  All operations are domestic.

The accounting policies used are the same as those described in the summary of significant accounting policies. Income taxes and indirect expenses are allocated based on revenue.  Transactions among segments are made at fair value.  Referral fees paid to the Bank by the Mortgage Banking operations are reflected in other revenue.  Information reported internally for performance assessment follows:

	Three Months Ended June 30, 2003
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$16,870	$426	$478	$1,811	$19,585
Provision for loan losses	2,304	(450)	—	—	1,854
Electronic refund check fees	—	693	—	—	693
Net gain on sale of loans	—	—	4,682	—	4,682
Other revenue	5,152	1	(1,541)	—	3,612
Income tax expense	1,964	299	1,196	533	3,992
Segment profit	3,681	526	2,180	880	7,267
Segment assets	1,769,932	3,952	32,555	42,174	1,848,613

	Three Months Ended June 30, 2002
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$14,546	$216	$164	$39	$14,965
Provision for loan losses	(38)	(1,435)	—	—	(1,473)
Electronic refund check fees	—	348	—	—	348
Net gain on sale of loans	—	—	942	—	942
Other revenue	3,596	10	(557)	—	3,049
Income tax expense	2,357	345	51	9	2,762
Segment profit	3,660	1,119	211	17	5,007
Segment assets	1,598,804	3,287	6,762	421	1,609,274

	Six Months Ended June 30, 2003
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$33,198	$6,762	$995	$2,408	$43,363
Provision for loan losses	4,345	1,850	—	—	6,195
Electronic refund check fees	—	3,862	—	—	3,862
Net gain on sale of loans	—	—	10,111	—	10,111
Other revenue	9,921	19	(3,192)	—	6,748
Income tax expense	3,718	2,359	2,605	697	9,379
Segment profit	6,923	4,331	4,782	1,182	17,218
Segment assets	1,769,932	3,952	32,555	42,174	1,848,613

	Six Months Ended June 30, 2002
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$29,568	$3,518	$419	$70	$33,575
Provision for loan losses	1,169	55	—	—	1,224
Electronic refund check fees	—	3,141	—	—	3,141
Net gain on sale of loans	—	—	2,888	—	2,888
Other revenue	7,281	52	(1,415)	—	5,918
Income tax expense	4,289	1,625	385	15	6,314
Segment profit	7,285	3,518	835	28	11,666
Segment assets	1,598,804	3,287	6,762	421	1,609,274

PART 1

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc. (“Republic” or the “Company”), headquartered in Louisville, Kentucky, was incorporated on January 2, 1974.  Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (collectively “Bank”) are commercial banking corporations organized and chartered under the laws of the Commonwealth of Kentucky and state of Indiana.  Republic Bank & Trust Company is headquartered in Louisville, Kentucky and provides banking services through 26 banking centers throughout Kentucky.  Republic Bank & Trust Company of Indiana is headquartered in Clarksville, Indiana and conducts its banking business through two banking centers in southern Indiana.  The activities of the Company include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities, tax refund processing services, deferred deposit transactions, trust and insurance services.  The Banks’ lending services include the origination of real estate, commercial and consumer loans.  Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, municipalities and corporations.  Governmental regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (and the Federal Reserve Bank of St. Louis) and the Kentucky and Indiana Departments of Financial Institutions.

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

OVERVIEW

Net income for the second quarter and first six months of 2003 was $7.3 million and $17.2 million, representing an increase of $2.3 million and $5.6 million compared to the same periods in 2002.  Diluted earnings per Class A Common shares increased 45% for both the second quarter and first six months of 2003 to $0.42 and $1.00.  Republic’s rise in earnings was primarily due to increased net interest income, gain on sale of mortgage loans, service charges on deposit accounts, and deferred deposit transactions.   Increased earnings at Refunds Now also significantly impacted net income for the first six months of 2003, which generates a substantial portion of its revenues during the first quarter of each year.

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

For the first six months of 2003, Refunds Now generated $6.7 million in refund anticipation loan fees, compared to $3.3 million for the same period in 2002. Refunds Now also received $3.9 million in electronic refund check fees in the first six months of 2003, compared to $3.1 million during the first six months of 2002.  Internal analysis of government tax refund payments to recipients not approved for a RAL during the 2002 tax season resulted in an increase in the number of RAL applications approved during the 2003 tax season.  This, along with other strategic changes, resulted in a shift in product mix toward the RAL product.  In addition, the total number of tax preparers served by Refunds Now during the first six months increased 81% over the same period in 2002.  Overall, RAL volume increased 102% during the first six months of 2003 compared to the same period in 2002 while ERC volume rose 25% for the same periods.  Refunds Now expect to continue aggressively marketing its products to additional tax preparers during 2003 in preparation for the 2004 tax season.

DEFERRED DEPOSIT TRANSACTIONS

Deferred deposits are transactions in which customers typically receive cash advances in exchange for a postdated check for the advanced amount plus a fixed fee.  The advance provider, on behalf of the Bank, agrees to delay presentment of the check for payment until the advance due date, typically 14 to 31 days from the cash advance date.  On or before the advance due date, the customer can redeem his check for the amount of the advance plus the fee.  If the customer does not reclaim the check by the advance due date, the check is deposited.  Based on accounting principles generally accepted in the United States of America, these transactions are recorded as loans on the Company’s financial statements and the corresponding fees are recorded as a component of interest income on loans.

The Company has been conducting a deferred deposit transaction business, in conjunction with a third party Marketer/Servicer, on a limited basis since August 2001.  In the fourth quarter of 2002, the Company entered into new contracts with two third-party Marketer/Servicers in order to increase its deferred deposit transaction business.  During 2003, the Company further expanded its relationship with one of its Marketer/Servicers that contributed to a substantial increase in deferred deposit transactions.  These outstandings totaled $20.6 million at June 30, 2003 compared to $2.8 million at December 31, 2002.  Currently, the Company has an internal limit not to exceed $25 million that was established by management.  FDIC guidance issued in July 2003 requires that banks limit deferred deposit transaction outstandings to the lesser of 25% of tier I capital or the amount that actual capital levels exceed the “well capitalized” classification for tier I and total capital.  Based on the Bank’s capital levels at quarter-end, deferred deposit transaction outstandings were well below the Bank’s regulatory limit of $41 million.

The third parties with which the Company does business have at times experienced legal and or regulatory obstacles in some states in which they do business.  In these states, laws have been enacted or amended to prohibit or limit their ability to conduct business without a financial institution partner.  In addition, the Comptroller of the Currency has effectively prohibited national banks from conducting this business.  This has provided opportunities for selected state-chartered commercial banks to enter the business, affording an opportunity to earn additional income with manageable capital outlays.

The legal and regulatory climate for this product continues to change.  The FDIC final guidance issued in July 2003 characterizes deferred deposit transactions as presenting substantial credit risks for lenders, as well as increased transaction, legal and reputation risks when a third party arrangement is used.  This guidance proposes, among other items, that banks hold significantly more capital than would be required for other sub-prime type loans, suggesting as much as 100% of deferred deposit transactions outstanding, that the allowances for loan and lease losses be adequate and take into account that many such transactions remain outstanding beyond their initial term due to roll-overs, that deferred deposit transactions be classified “substandard,” and that transactions that have been outstanding for more than 60 days generally be classified as “loss”.  The guidance also prescribes limits on the ability of a borrower to renew or roll over a deferred deposit transaction and on the number of transactions that can be made to a customer within a given period of time.  The guidance requires examiners to assess the bank’s risk management program for third party marketing and servicing relationships, including the bank’s due diligence process for selecting a third party marketing and servicing provider and its monitoring of the third party’s activities and performance, and to closely scrutinize the bank’s compliance with consumer protection laws and regulations.

The Company believes that it has adequately considered and addressed the risks associated with its deferred deposit transaction business, including the risks discussed in the FDIC guidelines, and that the Company’s size, technological resources and experience in the successful management of non-traditional product lines, among other factors, will enable the Company to effectively manage and control its participation in the deferred deposit transaction business.  There can be no assurance, however, that the FDIC or others will not impose additional limitations on or prohibit banks from engaging altogether in deferred deposit transactions, or that the Bank’s ability to continue to engage in the business profitably or at all will not be negatively impacted by the requirements of applicable laws, regulations or guidelines.

RESULTS OF OPERATIONS

Net Interest Income. For the second quarter and first six months of 2003, the Company was able to increase its net interest income primarily through loan volume and a reduction in the Company’s cost of funds.  Deferred deposit transactions, early termination penalties on loans and growth in the portfolio were significant factors contributing to the increase in net interest income for the second quarter and first six months of 2003.  The growth in the loan portfolio was primarily due to the retention of approximately $120 million of 15-year, fixed rate residential real estate loans during the previous nine months.  In addition, an increase in Refund Anticipation Loan fees from Refunds Now also was a significant component to the overall increase for the first six months of 2003.

Republic’s cost of funds decreased 87 basis points and 82 basis points for the second quarter and first six months of 2003.    These decreases were primarily the result of lower borrowing costs from the Federal Home Loan Bank (“FHLB”) and lower interest expense associated with certificates of deposit (“CDs”).  Interest expense on FHLB borrowings decreased for both the second quarter and six months ended June 30, 2003 due to the maturity or early pay-off of approximately $115 million of advances with a weighted-average cost of 6.29% subsequent to the second quarter of 2002.  Interest expense on CDs decreased significantly due to the availability of lower cost funding sources which allowed the Company to generally lower pricing on its CD product offerings.  As a result of strategic CD pricing, the Company’s overall CD balances declined during the second quarter and first six months of 2003.

Due to the seasonality of Refunds Now, the Company’s net interest margin during the rest of 2003 will not attain the level achieved in the first half of 2003, however, the Company’s net interest margin during the third quarter of 2003 will likely be at or near that attained during the second quarter of 2003.

Tables 1 and 2 provide detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the quarters and six months ended June 30, 2003 and 2002.

Table 1 - Average Balance Sheet Rates for Three Months Ended June 30, 2003 and 2002 (dollars in thousands)

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning Assets:

Investment Securities	$307,810	$2,856	3.71%	$323,441	$3,563	4.41%

Federal Funds Sold and Securities Purchased Under Agreements to Resell	16,055	49	1.22%	56,389	243	1.72%

Total Loans and Fees	1,439,848	25,494	7.08%	1,168,235	21,821	7.47%

Total Earning Assets	1,763,713	28,399	6.44%	1,548,065	25,627	6.63%

Less: Allowance for Loan Losses	(11,973)			(9,153)

Non-Earning Assets:

Cash and Due From Banks	41,840			30,594

Bank Premises and Equipment, Net	27,381			20,879

Other Assets	18,817			13,635

Total Assets	$1,839,778			$1,604,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest Bearing Liabilities:

Transaction Accounts	$257,384	$571	0.89%	$143,762	$255	0.71%

Money Market Accounts	240,895	500	0.83%	203,955	731	1.43%

Individual Retirement Accounts	38,621	356	3.69%	37,360	428	4.58%

Certificates of Deposit and Other Time Deposits	362,931	3,134	3.45%	406,238	4,419	4.35%

Brokered Deposits	51,484	251	1.95%	1,078	11	4.08%

Securities sold under Agreements to Repurchase	164,703	456	1.11%	226,319	852	1.51%

Other Borrowings	345,068	3,546	4.11%	283,039	3,966	5.60%

Total Interest Bearing Liabilities	1,461,086	8,814	2.41%	1,301,751	10,662	3.28%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits	181,602			141,507

Other Liabilities	31,670			19,637

Stockholders’ Equity	165,420			141,125

Total Liabilities and Stockholders’ Equity	$1,839,778			$1,604,020

Net Interest Income		$19,585			$14,965

Net Interest Spread			4.03%			3.35%

Net Interest Margin			4.44%			3.87%

Table 2- Average Balance Sheet Rates for Six Months Ended June 30, 2003 and 2002 (dollars in thousands)

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning Assets:

Investment Securities	$311,827	$5,754	3.69%	$304,666	$6,756	4.44%

Federal Funds Sold and Securities Purchased Under Agreements to Resell	27,882	157	1.13%	65,339	552	1.69%

Total Loans and Fees	1,419,568	55,218	7.78%	1,185,865	47,648	8.04%

Total Earning Assets	1,759,277	61,129	6.95%	1,555,870	54,956	7.06%

Less: Allowance for Loan Losses	(11,005)			(8,893)

Non-Earning Assets:

Cash and Due From Banks	38,325			31,479

Bank Premises and Equipment, Net	26,061			20,388

Other Assets	19,828			13,175

Total Assets	$1,832,486			$1,612,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest Bearing Liabilities:

Transaction Accounts	$251,421	$1,150	0.91%	$127,924	$331	0.52%

Money Market Accounts	232,146	963	0.83%	212,757	1,455	1.37%

Individual Retirement Accounts	38,445	728	3.79%	36,475	866	4.75%

Certificates of Deposit and Other Time Deposits	362,706	6,497	3.58%	393,549	8,876	4.51%

Brokered Deposits	58,237	567	1.95%	542	11	4.06%

Securities Sold Under Agreements to Repurchase	181,455	968	1.07%	249,556	1,830	1.47%

Other Borrowings	325,233	6,893	4.24%	286,090	8,012	5.60%

Total Interest Bearing Liabilities	1,449,643	17,766	2.45%	1,306,893	21,381	3.27%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits	194,175			150,722

Other Liabilities	25,847			18,542

Stockholders’ Equity	162,821			135,862

Total Liabilities and Stockholders’ Equity	$1,832,486			$1,612,019

Net Interest Income		$43,363			$33,575

Net Interest Spread			4.50%			3.79%

Net Interest Margin			4.93%			4.32%

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

Table 3 - Volume/Rate Variance Analysis (in thousands)

	Three months ended June 30, 2003 Compared to Three months ended June 30, 2002			Six months ended June 30, 2003 Compared to Six months ended June 30, 2002
	Increase/(Decrease) due to			Increase/(Decrease) due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
Interest Income:

Investment Securities	$(707)	$(166)	$(541)	$(1,002)	$156	$(1,158)

Federal Funds Sold and Securities Purchased Under Agreements to Resell	(194)	(138)	(56)	(395)	(250)	(145)

Total Loans and Fees (1) (2)	3,673	4,858	(1,185)	7,570	9,133	(1,563)

Net Change in Interest Income	2,772	4,554	(1,782)	6,173	9,039	(2,866)

Interest Expense:

Interest Bearing Transaction Accounts	316	240	76	819	456	363

Money Market Accounts	(231)	116	(347)	(492)	123	(615)

Individual Retirement Accounts	(72)	14	(86)	(138)	45	(183)

Certificates of Deposit and Other Time Deposits	(1,285)	(438)	(847)	(2,379)	(656)	(1,723)

Brokered Deposits	240	249	(9)	556	565	(9)

Securities Sold Under Agreements to Repurchase	(396)	(201)	(195)	(862)	(432)	(430)

Other Borrowings	(420)	765	(1,185)	(1,119)	999	(2,118)

Net Change in Interest Expense	(1,848)	745	(2,593)	(3,615)	1,100	(4,715)

Increase in Net Interest Income	$4,620	$3,809	$811	$9,788	$7,939	$1,849

(1)           The amount of fees on loans in total interest income was approximately $3.1 million and $601,000 for the quarters ended June 30, 2003 and 2002.

(2)           The amount of fees on loans in total interest income was approximately $10.6 million and $4.5 million for the six months ended June 30, 2003 and 2002.

Non-Interest Income.  Non-interest income increased 107% and 73% for the second quarter and six months ended June 30, 2003 compared to the second quarter and first six months of 2002.  The increases were primarily due to an increase in gain on sale of loans into the secondary market, service charges on deposit accounts and electronic refund check fees.

Service charges on deposit accounts increased 36% during the second quarter and 32% during the first six months of 2003 compared to the same periods in 2002, due primarily to an increase in the number of transaction accounts.  The Bank continues to increase its transaction-account customer base through new banking center locations and promotions, direct-mail solicitations, marketing initiatives and cross-sell opportunities created by 1-4 family loan origination volume.

Net gain on sale of loans increased $3.7 million and $7.2 million during the second quarter and first six months of 2003 compared to the same periods of 2002.  Loans sold increased from $118 million during the second quarter of 2002 to $267 million in the second quarter of 2003 and from $317 million during the first six months of 2002 to $541 million for the first six months of 2003.  These increases were primarily the result of aggressive marketing of the Company’s “$999” loan product and sustained consumer demand for fixed-rate, first mortgage residential loan products resulting from historically low market interest rates.  The Company was able to realize a higher margin on its loans sold by utilizing favorable secondary market pricing strategies and selling its loans directly to governmental agency investors.  By selling loans directly to governmental agency investors, Republic improved its cash flows through faster funding while realizing more favorable pricing.  Overall, the Company’s gains as a percentage of loans sold increased from 0.98% during the second quarter of 2002 to 1.71% for the second quarter of 2003 and 0.91% for the first six months of 2002 compared to 1.87% during the first six months of 2003.

In addition to the $120 million in fixed rate residential real estate loans retained in the previous nine months, management has elected to retain an additional $60 million in fixed-rate residential real estate loans that the Company has traditionally sold into the secondary market.   These loans are expected to close in the third quarter of 2003 and will be funded through advances from the Federal Home Loan Bank.  Management is also considering retaining a fourth pool of $60 million in fixed-rate residential real estate loans depending upon funding availability and costs.  As a result of the planned retention(s), the volume of loans sold into the secondary market may be lower than the second quarter of 2003 with a corresponding reduction in gain on sale of loans.

Non-Interest Expense.  Non-interest expense increased during the second quarter and six-month period ended June 30, 2003 compared to the same periods in 2002.   The most significant factors comprising the increases in non-interest expense for the second quarter and first six months of 2003 were increases in salaries and benefits, occupancy and equipment and other expenses.

The increases in salaries and benefits as well as occupancy and equipment were primarily attributable to banking center expansion.  Republic opened two banking centers during the third quarter of 2002 and three banking centers through the first six months of 2003.  The Company also hired additional support staff throughout the Company to service the banking center expansion activities.  Total full-time equivalent employees (FTE’s) increased to 616 at June 30, 2003 from 545 at June 30, 2002.  The total number of FTE’s is expected to increase 10% - 15% by year-end from the June 30, 2003 figure, primarily due to the projected opening of six additional banking centers during that period.

Other expenses increased $880,000 and $1.2 million for the second quarter and first six months ended June 20, 2003 compared to the same periods in 2002.  The increases were primarily related to credit underwriting costs and correspondent banking expenses associated with the Company’s deferred deposit program.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002

Securities available for sale.  Securities available for sale primarily consists of U.S. Government Agency obligations, which include agency mortgage-backed securities and collateralized mortgage obligations (CMOs). The Agency mortgage-backed securities (MBSs) consist of 15-year fixed and 7-year and 5-year balloon as well as other adjustable rate mortgage securities. The Company’s mortgage related floating rate securities include both agency and corporate securities.

Securities available for sale increased from $203 million at December 31, 2002 to $215 million at June 30, 2003.   The increase in the available for sale portfolio was primarily in MBSs and floating rate CMOs.  During the second quarter of 2003, the Company also had paydowns of approximately $58 million in MBSs and CMOs.  Cash from these paydowns was reinvested into similar type products.

Securities to be held to maturity.   Securities to be held to maturity consist primarily of floating rate CMOs.  Securities to be held to maturity decreased from $85 million at December 31, 2002 to $68 million at June 30, 2003.  The decrease was primarily the result of $46 million in paydowns of floating rate CMO products.

Mortgage loans held for sale.   Mortgage loans held for sale is primarily comprised of fixed-rate, 1-4 family residential loans the Company intends to sell into the secondary market.  Management has traditionally elected to sell the majority of its fixed-rate 1-4 family residential loans into the secondary market in order to reduce its exposure to market interest rate risk.  During the second quarter, management completed its retention of a second pool of $60 million in 15-year, fixed-rate residential real estate loans, all underwritten within secondary market guidelines.

As a result of Republic’s mortgage banking operations, certain loan commitments are accounted for as derivatives.  In addition, Republic enters into agreements to sell loans for amounts and terms offsetting the interest rate risk of loans held for sale and loan commitments expected to close.  These agreements to sell loans are also accounted for as derivatives.  Because sales contract derivatives are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives and both are carried at their fair value with changes included in earnings and substantially offset.  Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

Loans.   Net loans, primarily consisting of secured real estate loans, increased by $104 million to $1.4 billion at June 30, 2003.  Commercial real estate loans, which comprise 32 % of the total loan portfolio at June 30, 2003, are concentrated primarily within the Bank’s existing markets.  These loans are principally secured by multi-family investment properties, single-family developments, medical facilities, small business owner-occupied offices, and retail properties, hotels, and to a lesser extent, golf courses.  These loans typically have interest rates that are initially fixed for one to seven years with the remainder of the loan term subject to repricing based on various market indices.  In order to reduce the negative effect of refinance activity within the portfolio during a declining interest rate environment, the Company requires an early termination penalty on substantially all commercial real estate loans for a portion of the fixed-term period.  Overall, commercial real estate loans increased $33 million from December 31, 2002.  Republic maintained its underwriting standards, which includes personal guarantees on substantially all commercial real estate loans, and pricing requirements during the first six months of 2003 despite continued competitive pressures in both areas.  As a result, the commercial real estate portfolio experienced modest growth compared to prior years.  Republic began offering a reduced closing-costs commercial real estate product during the first quarter of 2003.  Management plans to continue to aggressively market this product through various media outlets, while maintaining its traditional underwriting standards.

Similar to commercial real estate loans, residential real estate loans typically have fixed interest rate periods of one to seven years with the remainder of the loan term subject to repricing based on various market indices.  These loans also carry an early termination penalty during a portion of their fixed rate periods in order to lessen the overall negative effect to the Company of refinancings in a declining interest rate environment.  Despite early termination penalties on many of its portfolio residential real estate loans, the Company continued to experience a high level of refinance activity into fixed-rate secondary market products during the first half of 2003.  Overall, residential real estate loans increased by only $38 million during the quarter.  Responding to the high level of continued refinance activity within the portfolio, management elected to retain $60 million of 15-year, fixed-rate secondary market eligible loans within the Company’s portfolio.  To mitigate the interest rate risk on this portion of the residential real estate loan portfolio, the Company borrowed $60 million in FHLB advances with maturities ranging from one to seven years to fund these loans.

The consumer loan portfolio principally consists of various short-term, unsecured loans to individual clients. Also included in this category are deferred deposit transactions, which are considered loans under accounting principles generally accepted in the United States.  The Company had approximately $21 million in deferred deposit transactions outstanding at June 30, 2003 compared to $3 million at December 31, 2002.

Home equity loans increased from $159 million at December 31, 2002 to $179 million at June 30, 2003.  The rise in outstandings was primarily the result of increased cross-sale opportunities in conjunction with the origination of fixed-rate, secondary market loan products as part of the Company’s “partnership package”.  As part of the partnership package, the Company’s fixed-rate, secondary market loan clients are routinely approved for a home equity line-of-credit.  As a result, the Company opened approximately 2,718 new home equity lines of credit during the first six months of 2003.  At June 30, 2003, Republic clients had $173 million of unfunded home equity lines of credit available for use.

In addition to changes in the traditional loan portfolio, loans serviced for others by Republic increased from $288 million at December 31, 2002, to $572 million at June 30, 2003.  Loans serviced for others consist of loans Republic has sold into the secondary market but has retained the servicing responsibility for the loans.  This type of transaction is generally referred to as loans sold servicing-retained.  When the Company sells a loan with servicing retained, a gain is recognized for the servicing asset of the loan equal to its market value at the time of sale.  The corresponding intangible asset known as a mortgage servicing right is amortized over the life of the loan and measured periodically for impairment.

Prior to 2003, Republic sold a substantial portion of its loans into the secondary market with the corresponding servicing of the loan sold.  Beginning in 2003, Republic began selling a large portion of its loans directly to third party governmental agencies, which do not purchase the servicing component of the loan.  As a result, the Company has experienced an increase in loans serviced for others and the corresponding mortgage servicing rights, which increased from $3 million at December 31, 2002 to $5 million at June 30, 2003.  Management has reviewed the value of these servicing rights and determined that there is no impairment as of June 30, 2003.  Management elected to utilize this strategy due to more favorable pricing received from the government agencies as well as faster funding to the Company for the loans sold.  Management will continues to evaluate the feasibility of selling the servicing component to third parties in the future.

Allowance and Provision for Loan Losses.  Republic maintains an allowance for probable credit losses inherent in the Company’s loan portfolio.  Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and regularly presents and discusses the analysis with the board of directors. Management estimates the allowance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower capactiy, estimated collateral values, economic conditions, regulatory requirements and guidance and other factors. While management estimates the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial real estate portfolio are more dependent upon credit analysis and recent payment performance due to the fact that the Company only began actively pursuing commercial real estate loans within the last five years.  Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off.  Loan losses are charged against the allowance when management deems a loan uncollectible.

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

The Company’s provision for loans losses increased from $1.2 million for the first six months of 2002 to $6.2 million for the same period in 2003.  Included in the provision for loan losses were $1.9 million and $45,000 for Refund Anticipation Loans (RALs) during the first six months of 2003 and 2002.  The increase in losses associated with RALs during 2003 was primarily the result of a significant increase in RAL volume.  Exclusive of Refunds Now, Republic’s provision for loan losses increased $3.3 million comparing the second quarter of 2003 to the second quarter of 2002.  The increase in the provision, exclusive of Refunds Now, was primarily due to an increase in commercial real estate loans, which have been impacted by the declining economy as well as higher net charge offs during 2003 as compared to prior periods.

The total allowance for loan losses increased $2.5 million from December 31, 2002 to $12.7 million at June 30, 2003.  The increase in the allowance for loan losses was due to growth in commercial real estate lending, an overall change in the product mix within the loan portfolios and to account for the modest increase in non-performing loans.  Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2003.  Management continues to closely monitor the commercial real estate loan portfolio in particular, recognizing that commercial real estate loans generally carry a greater risk of loss than residential real estate loans.

Table 4 below depicts the allowance activity by loan type for the quarter and six months ended June 30, 2003 and 2002.

Table 4 - Summary of Loan Loss Experience

	Three months ended June 30		Six months ended June 30
(in thousands)	2003	2002	2003	2002

Allowance for loan losses:
Balance-beginning of period	$11,658	$9,152	$10,148	$8,607

Charge-offs:
Real Estate
Residential	(126)	(100)	(432)	(322)
Commercial	(1,184)	(50)	(1,205)	(417)
Construction	—	—	(135)	—
Commercial	(7)	(42)	(7)	(252)
Home equity	—	(55)	(3)	(55)
Consumer	(193)	(130)	(391)	(245)
Tax Refund Loans	—	—	(2,300)	(1,480)
Total	(1,510)	(377)	(4,473)	(2,771)

Recoveries:
Real Estate
Residential	21	32	53	52
Commercial	59	78	59	159
Construction	—	—	—	—
Commercial	44	224	55	242
Home equity	15	1	16	1
Consumer	77	93	165	216
Tax Refund Loans	450	1,435	450	1,435
Total	666	1,863	798	2,105

Net charge-offs	(844)	1,486	(3,675)	(666)

Provision for loan losses	1,854	(1,473)	6,195	1,224

Allowance for loan losses:
Balance-end of period	$12,668	$9,165	$12,668	$9,165

Deposits.   Total deposits were $1.0 billion at December 31, 2002 compared to $1.2 billion at June 30, 2003.  Non-interest bearing deposits increased $37 million while interest bearing deposits increased $74 million from December 31, 2002 to June 30, 2003.  Non-interest bearing deposits also include various escrow accounts, which are subject to balance fluctuations from period to period, as well.

The Bank’s interest-bearing money market accounts, excluding internet money markets and money market certificates of deposit, increased $35 million during the second quarter of 2003.  A substantial portion of the increase in this product was from funds transferred from securities sold under agreements to repurchase into the Company’s “Premier First” product.  The “Premier First” account, which is designed for business clients and provides competitive market rates, is the lead product utilized by the Bank’s cash management department.

Brokered deposits increased $25 million during the first six months of 2003.  Republic utilized brokered deposits with an average rate of 1.95% to fund RAL activity at Refunds Now during the first quarter.  These deposits were primarily short-term in nature with maturities ranging from three months to one year.  Management considers these deposits an attractive funding source for Refunds Now due to their low cost of acquisition as compared to retail certificates of deposit.  These funds are also readily accessible and more easily matched on a short-term basis with RAL products.  Management will continue to consider brokered deposits as a funding source for Refunds Now during the 2004 tax season, but does not anticipate on-going utilization of brokered deposits to fund traditional Bank activities.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase and other short-term borrowings decreased $77 million during the second quarter of 2003.  Approximately $36 million of this decrease was due to a switch in product type by several clients into the Company’s higher yielding “Premier First” money market product.  The remaining decline was primarily due to decreases in a small number of the Company’s larger cash management accounts.  Because these accounts are transaction based, they are inherently subject to large periodic balance changes.

FHLB advances.   FHLB advances increased $42 million during the first six months to $362 million at June 30, 2003.  The increase in advances was primarily a result of funding needed related to the retention of $60 million of 15-year fixed rate mortgage loans.  The weighted average cost of advances used to fund these loans was 3.24%.  The weighted-average coupon of the new term advances during the first six months of 2003 was 3.06%.

Approximately $236 million of the Company’s advances are fixed with original maturities ranging from two through seven years and $11 million borrowed overnight.   The remaining $115 million of the Company’s advances are convertible with original fixed-rate periods ranging from one to five years and original maturities ranging from five to ten years.   At the end of their respective fixed-rate periods, the Federal Home Loan Bank has the right to convert the borrowings to floating-rate advances tied to LIBOR.  If the FHLB elects to convert the debt to a floating rate instrument, Republic also has the right to pay off the advances without penalty.  At June 30, 2003, the Company had $30 million in these advances that were eligible to be converted on their quarterly repricing date.  Based on market conditions at this time, management does not believe these advances are likely to be converted in the near-term.

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

The Bank’s level of loans delinquent more than 30 days decreased to 0.96% at June 30, 2003, down from 1.02% at December 31, 2002.  The improvement is primarily attributable to a small number of commercial real estate loans, past due at December 31, 2002, brought current as of June 30, 2003.  Republic experienced an increase in total non-performing loans from $9.8 million at December 31, 2002 to $10.8 million at June 30, 2003.  The increase in non-accrual loans was primarily attributable to two large real estate secured construction loans.  The receivables comprising loans on non-accrual status are primarily real estate secured with a minimal risk of significant financial loss.

Table 5 provides information related to non-performing assets and loans 90 days or more past due.

Table 5 - Non-Performing Loans

(dollars in thousands)	June 30 2003	December 31 2002

Loans on non-accrual status	$9,641	$7,967
Loans past due 90 days or more	1,187	1,915

Total non-performing loans	10,828	9,882

Other real estate owned	443	320
Total non-performing assets	$11,271	$10,202

Percentage of non-performing loans to total loans	0.76%	0.75%

Percentage of non-performing assets to total loans	0.80	0.78

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loans have been written off or a specific allowance for loss has been provided).  Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount may not be collected.  Impaired loans, which are a component of loans on non-accrual status, increased from $1.2 million at December 31, 2002 to $3.7 million at June 30, 2003.   This increase was primarily attributable to one relationship secured by commercial real estate.  Management believes it has provided an allocation of the allowance for loan losses adequate to absorb any potential losses.

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

Traditionally, the Bank has also utilized borrowings from the FHLB to supplement its funding requirements.  On June 30, 2003, the Company had $49 million of borrowing capacity with the FHLB and sufficient security collateral available to borrow, approximately, an additional $47 million.  While Republic utilizes numerous funding sources in order to meet liquidity requirements, the Company also has $60 million in approved unsecured line of credit facilities available at June 30, 2003 through various third party sources.

CAPITAL

Total stockholders’ equity increased from $151 million at December 31, 2002 to $168 million at June 30, 2003. The increase in stockholders’ equity was primarily attributable to net income earned during the second quarter of 2003.  There was also a positive impact on accumulated other comprehensive income as a result of the increased value of the available for sale securities portfolio.  In addition, stockholders’ equity increased as a result of stock options exercised by Republic’s employees and directors.

In 1998 and 1999, Republic Bancorp’s board of directors approved a Class A share repurchase program of 500,000 shares.  Through June 30, 2003, Republic purchased approximately 491,000 shares with a weighted-average cost of $10.30, and a total cost of $5.1 million.  In March of 2003, the Company’s board of directors authorized management to repurchase an additional 250,000 shares bringing the total shares available for purchase to 259,000.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital. The Bank intends to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the FDIC.  Republic’s average capital to average assets ratio was 8.99 % at June 30, 2003 compared to 8.89% at December 31, 2002.

Table 6 - Capital Ratios

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$175,990	13.81%	$101,948	8%	$127,435	10%
Republic Bank & Trust Company	165,207	13.22	99,981	8%	124,976	10%
Republic Bank & Trust Company of Indiana	5,787	23.54	1,967	8%	2,458	10%

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$163,322	12.82%	$50,974	4%	$76,461	6%
Republic Bank & Trust Company	152,845	12.23	49,991	4%	74,986	6%
Republic Bank & Trust Company of Indiana	5,481	22.30	983	4%	1,475	6%

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$163,322	8.88%	$73,591	4%	$91,989	5%
Republic Bank & Trust Company	152,845	8.41	72,699	4%	90,874	5%
Republic Bank & Trust Company of Indiana	5,481	16.96	1,293	4%	1,616	5%

Kentucky banking laws limit the amount of dividends that may be paid to the Parent Company by Republic Bank & Trust Company without prior approval of the Kentucky Department of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At June 30, 2003, Republic Bank & Trust Company had approximately $33 million of retained earnings that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval.

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

Republic’s interest sensitivity profile reflected little change from December 31, 2002 to June 30, 2003.  Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, Republic’s base net interest income would decrease by an estimated 2.14% at June 30, 2003 compared to a decrease of 1.09% at December 31, 2002.  Given a 100 basis point increase in the yield curve Republic’s base net interest income would decrease by an estimated 2.46% at June 30, 2003 compared to a decrease of 2.48% at December 31, 2002.

The interest sensitivity profile of Republic at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.

Table 7 - Interest Rate Sensitivity

	June 30, 2003
	Decrease in Rates			Increase in Rates
	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
	(dollars in thousands)

Projected interest income
Loans, excluding fees	$80,124	$83,056	$85,800	$89,964	$94,449
Investments	8,707	8,983	10,363	11,943	13,339
Short-term investments	—	1	5	14	23
Total interest income	88,831	92,040	96,168	101,921	107,811

Projected interest expense
Deposits	14,418	15,354	17,246	22,815	28,044
Securities sold under agreements to repurchase	704	765	1,658	3,374	5,287
Other borrowed funds	14,788	14,793	14,799	14,806	14,814
Total interest expense	29,910	30,912	33,703	40,995	48,145

Net interest income	$58,921	$61,128	$62,465	$60,926	$59,666
Change from base	$(3,544)	$(1,337)		$(1,539)	$(2,799)
% Change from base	(5.67)%	(2.14)%		(2.46)%	(4.48)%

	December 31, 2002
	Decrease in Rates			Increase in Rates
	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
	(dollars in thousands)

Projected interest income
Loans, excluding fees	$81,382	$84,232	$86,552	$90,437	$94,513
Investments	8,520	9,304	11,173	12,890	14,588
Short-term investments	66	67	266	549	665
Total interest income	89,968	93,603	97,991	103,876	109,766

Projected interest expense
Deposits	16,289	17,675	19,681	24,476	29,199
Securities sold under agreements to repurchase	793	1,161	2,870	5,485	8,077
Other borrowed funds	13,877	13,877	13,877	13,877	14,060
Total interest expense	30,959	32,713	36,428	43,838	51,336

Net interest income	$59,009	$60,890	$61,563	$60,038	$58,430
Change from base	$(2,554)	$(673)		$(1,525)	$(3,133)
% Change from base	(4.15)%	(1.09)%		(2.48)%	(5.09)%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information for this item is incorporated by reference to the Asset /Liability Management and Market Risks section on page 30 and 31 of Part 1, Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

Item 4. Controls and Procedures Disclosure

An evaluation was carried out under the supervision and with the participation of Republic’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Republic in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In connection with this evaluation, there have been no significant changes in internal controls during the last fiscal quarter covered by this report.  Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in Republic’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2.                         Changes in securities

During the first six months of 2003, Republic issued approximately 6,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock.  The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)                                  The annual meeting of the shareholders of Republic Bancorp, Inc. was held on April 10, 2003.

(b)                                 An amendment to the Republic Bancorp, Inc. 1995 Stock Option Plan, to increase the number of shares available for issuance under the plan to 3,400,000 and to provide for the issuance of stock grants, was approved with the tabulation of votes as follows:

For	27,164,864.132
Against	734,985.734
Withheld and Non votes	2,191,986.610

(c)                                  The following nominees were elected directors:

Bernard M. Trager

Steven E. Trager

Scott Trager

Bill Petter

R. Wayne Stratton

Larry M. Hayes *

Sandra Metts Snowden

Susan Stout Tamme

Charles E. Anderson

(d)                                 The tabulation of votes for each director nominee was as follows:

Director	For	Withheld

Bernard M. Trager	29,668,807.478	423,029.000

Steven E. Trager	29,678,932.478	412,904.000

Scott Trager	29,678,582.478	413,254.000

Bill Petter	29,676,063.478	415,773.000

R. Wayne Stratton	29,971,002.823	120,833.656

Larry M. Hayes	30,069,282.823	22,553.656

Sandra Metts Snowden	29,967,944.888	123,891.591

Susan Stout Tamme	30,067,749.098	24,087.381

Charles E. Anderson	29,970,456.473	121,380.006

* Director Hayes resigned in May 2003 due to his appointment as Deputy Mayor of the City of Louisville.  The Board approved J. Michael Brown to serve the remainder of Director Hayes’ term.

Item 6.             Exhibits and Reports on Form 8-K

The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 36.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Republic Bancorp, Inc.
(Registrant)

Principal Executive Officer:

Date:	August 13, 2003	/s/ Steven E. Trager
Steven E. Trager
President & Chief Executive Officer

Principal Financial Officer:

Date:	August 13, 2003	/s/ Kevin Sipes
Kevin Sipes
Executive Vice President, Chief Financial Officer & Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Incorporated By Reference To

10.1	Amended lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2003, relating to 661 S. Hurstbourne Parkway	Filed as Exhibit 10.1 on page 37 of this Form 10-Q for the period ended June 30, 2003

10.2	Amended lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003 relating to 9600 Brownsboro Road	Filed as Exhibit 10.2 on page 38 of this Form 10-Q for the period ended June 30, 2003

11	Statement Regarding Computation of Per Share Earnings	Filed as Exhibit 11 on page 39 of this Form 10-Q for the period ended June 30, 2003

15	Awareness Letter	Filed as Exhibit 15 on page 40 of this Form 10-Q for the period ended June 30, 2003

31.1	Section 302 Certification of Principal Executive Officer	Filed as Exhibit 31.1 on page 41 of this Form 10-Q for the period ended June 30, 2003

31.2	Section 302 Certification of Principal Financial Officer	Filed as Exhibit 31.2 on page 42 of this Form 10-Q for the period ended June 30, 2003

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	Filed as Exhibit 32.1 on page 43 of this Form 10-Q for the period ended June 30, 2003

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed as Exhibit 32.2 on page 44 of this Form 10-Q for the period ended June 30, 2003