Form 10-Q
period 2003-09-30
REPUBLIC BANCORP INC /KY/
filed 2003-11-13
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

☒ Yes     ☐  No

The number of shares outstanding of the issuer’s class of common stock as of the latest practicable date: 15,031,828 shares of Class A Common Stock and 1,966,132 shares of Class B Common Stock as of November 6, 2003.

The Exhibit index is on page 34.  This filing contains 40 pages (including this facing sheet).

REPUBLIC BANCORP, INC.

FORM 10-Q

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders

Republic Bancorp, Inc.

Louisville, Kentucky

We have reviewed the consolidated balance sheet of Republic Bancorp, Inc. as of September 30, 2003, the related consolidated statements of income and comprehensive income for the quarters and nine months ended September 30, 2003 and 2002, the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, and the consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2003.  These financial statements are the responsibility of the Company’s management.

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

Crowe Chizek and Company LLC

Louisville, Kentucky November 11, 2003

PART I

ITEM 1

REPUBLIC BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

	September 30 2003	December 31 2002
	(Unaudited)
ASSETS:
Cash and due from banks	$78,475	$39,853
Securities available for sale	184,045	203,047
Securities to be held to maturity	123,412	85,412
Mortgage loans held for sale	22,466	65,695
Loans, less allowance for loan losses of $13,680 (2003) and $10,148 (2002)	1,527,505	1,299,915
Federal Home Loan Bank stock	18,954	18,324
Premises and equipment, net	32,088	23,152
Other assets and accrued interest receivable	22,797	17,308

TOTAL	$2,009,742	$1,752,706

LIABILITIES:
Deposits:
Non-interest bearing	$190,975	$175,460
Interest bearing	1,029,470	864,730
Total	1,220,445	1,040,190

Securities sold under agreements to repurchase	176,263	224,929
FHLB Advances	422,968	319,299
Other liabilities and accrued interest payable	19,960	17,492

Total liabilities	1,839,636	1,601,910

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value
Class A and Class B Common stock, no par value	4,149	4,120
Additional paid-in capital	39,750	39,174
Retained earnings	127,225	107,567
Unearned shares in Employee Stock Ownership Plan	(2,390)	(2,663)
Accumulated other comprehensive income	1,372	2,598

Total stockholders’ equity	170,106	150,796

TOTAL	$2,009,742	$1,752,706

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
INTEREST INCOME:
Loans, including fees	$25,904	$21,940	$81,122	$69,588
Securities
Taxable	2,455	3,319	7,836	9,663
Non-taxable	1	2	3	7
Other	219	386	746	1,345
Total interest income	28,579	25,647	89,707	80,603

INTEREST EXPENSE:
Deposits	4,768	5,828	14,673	17,367
Securities sold under agreements to repurchase	439	739	1,407	2,569
Other borrowed funds	3,879	3,848	10,772	11,860
Total interest expense	9,086	10,415	26,852	31,796

NET INTEREST INCOME	19,493	15,232	62,855	48,807

PROVISION FOR LOAN LOSSES	223	265	6,418	1,489

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,270	14,967	56,437	47,318

NON-INTEREST INCOME:
Service charges on deposit accounts	2,701	2,109	7,747	5,937
Electronic refund check fees	70	38	3,932	3,179
Title insurance commissions	865	508	2,204	1,399
Net gain on sale of mortgage loans	1,950	1,670	12,062	4,558
Net gain on sale of securities	—	1,559	—	1,559
Other	385	643	749	1,842
Total non-interest income	5,971	6,527	26,694	18,474

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,839	6,676	24,155	21,465
Occupancy and equipment	3,159	2,499	8,962	7,158
Computer services	425	415	1,247	1,170
Communication and transportation	608	596	2,038	1,833
Marketing and development	690	769	2,278	2,010
Bankshares tax	502	436	1,478	1,290
Legal fees	178	102	409	153
Supplies	293	316	1,025	824
FHLB prepayment	—	1,381	—	1,381
Other	1,638	950	5,033	3,174
Total non-interest expense	15,332	14,140	46,625	40,458

INCOME BEFORE INCOME TAXES	9,909	7,354	36,506	25,334

INCOME TAXES	3,560	2,623	12,939	8,937

NET INCOME	$6,349	$4,731	$23,567	$16,397

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain on securities	$(2,600)	$1,525	$(1,226)	$3,096
Reclassification of realized amount	—	(998)	—	(998)
Net unrealized gain recognized in comprehensive income	(2,600)	527	(1,226)	2,098

COMPREHENSIVE INCOME	$3,749	$5,258	$22,341	$18,495

EARNINGS PER SHARE
Class A	$0.38	$0.28	$1.39	$0.99
Class B	$0.37	$0.28	$1.38	$0.98

DILUTED EARNINGS PER SHARE
Class A	$0.36	$0.28	$1.36	$0.96
Class B	$0.36	$0.27	$1.35	$0.95

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share data)

				Additional Paid-In Capital	Retained Earnings	Unearned Shares in Empl. Stock Ownership Plan	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Common Stock
	Class A Shares	Class B Shares	Amount

BALANCE, January 1, 2003	14,852	1,979	$4,120	$39,174	$107,567	$(2,663)	$2,598	$150,796

Repurchase of Common Stock	(18)	(5)	(6)	(52)	(281)			(339)

Conversion of Class B to Class A	8	(8)

Stock Options exercised, net of stock redeemed	142		35	1,097	(483)			649

Dividend declared
Common:
Class A ($0.187 per share)					(2,810)			(2,810)
Class B ($0.170 per share)					(335)			(335)

Commitment of shares to be released under the Employee Stock Ownership Plan	21			22		273		295

Note receivable on Class A Common Stock, net of cash payment				(491)				(491)

Net change in accumulated other comprehensive income (loss)							(1,226)	(1,226)

Net Income					23,567			23,567

BALANCE, September 30, 2003	15,005	1,966	$4,149	$39,750	$127,225	$(2,390)	$1,372	$170,106

See notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (in thousands)

	2003	2002

OPERATING ACTIVITIES:
Net income	$23,567	$16,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	4,426	3,106
FHLB stock dividends	(562)	(733)
Provision for loan losses	6,418	1,489
Net gain on sale of securities	—	(1,559)
Net gain on sale of mortgage loans	(12,062)	(4,558)
Proceeds from sale of mortgage loans held for sale	805,351	480,128
Origination of mortgage loans held for sale	(750,060)	(495,661)
Employee Stock Ownership Plan expense	295	235
Changes in assets and liabilities:
Accrued interest receivable and other assets	(4,107)	(4,850)
Accrued interest payable and other liabilities	2,263	3,693
Net cash provided by (used in) operating activities	75,529	(2,313)

INVESTING ACTIVITIES:
Purchases of securities available for sale	(268,398)	(242,457)
Purchases of securities to be held to maturity	(137,720)	(34,089)
Proceeds from maturities of securities to be held to maturity	99,638	52,848
Proceeds from maturities and paydowns of securities available for sale	285,067	178,811
Proceeds from sales of securities available for sale	—	59,787
Purchases of FHLB stock	(68)	—
Net (increase) decrease in loans	(235,249)	(19,852)
Purchases of premises and equipment, net	(12,805)	(5,062)
Net cash provided by (used in) investing activities	(269,535)	(10,014)

FINANCING ACTIVITIES:
Net change in deposits	180,255	110,060
Net change in securities sold under agreements to repurchase and other short-term borrowings	(48,666)	(53,724)
Payments on other borrowed funds	(73,028)	(70,232)
Proceeds from other borrowed funds	176,697	35,351
Proceeds from common stock options exercised, net of redemptions	649	1,087
Repurchase of Common Stock	(339)	—
Redemption of the Company’s guaranteed preferred beneficial interests in Republic’s subordinated debentures	—	(775)
Cash dividends paid	(2,940)	(2,316)
Net cash provided by (used in) financing activities	232,628	19,451

NET INCREASE IN CASH AND CASH EQUIVALENTS	38,622	7,124

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,853	35,569

CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,475	$42,693

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$32,699	$32,342

Income taxes	$12,020	$8,679

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$750	$720

Conversion of the Company’s guaranteed beneficial interests in Republic’s subordinated debentures to Class A Common Stock	$—	$5,077

Client transfers from securities sold under agreements to repurchase to deposits	$35,829	$39,484

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ending September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic’s annual report on Form 10-K for the year ended December 31, 2002.

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

	Three months ended September 30		Nine months ended September 30
(dollars in thousands, except per share data)	2003	2002	2003	2002

Net income as reported	$6,349	$4,731	$23,567	$16,397
Deduct:
Stock-based compensation expense determined under fair value based method	173	186	555	459
Pro forma net income	$6,176	$4,545	$23,012	$15,938

Earnings per share as reported:
Class A	$0.38	$0.28	$1.39	$0.99
Class B	$0.37	$0.28	$1.38	$0.98

Pro forma earnings per share:
Class A	$0.36	$0.27	$1.36	$0.96
Class B	$0.36	$0.27	$1.35	$0.96

Diluted earnings per share as reported:
Class A	$0.36	$0.28	$1.36	$0.96
Class B	$0.36	$0.27	$1.35	$0.95

Pro forma diluted earnings per share:
Class A	$0.35	$0.27	$1.33	$0.94
Class B	$0.35	$0.26	$1.31	$0.93

Recently Adopted Accounting Standards: On January 1, 2003, the Company adopted Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees.  On July 1, 2003, the Company adopted Statement 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities.  On October 1, 2003, the Company adopted Interpretation 46, Consolidation of Variable Interest Entities.  Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

Reclassifications - Certain amounts have been reclassified in the prior period financial statements to conform to the current period classifications.

2.  SECURITIES

Securities Available For Sale:

	September 30, 2003
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. government agencies	$40,243	$495	(3)	$40,735
Mortgage-backed securities	141,722	1,644	$(56)	143,310

Total securities available for sale	$181,965	$2,139	$(59)	$184,045

	December 31, 2002
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and U.S. government agencies	$50,175	$948	$—	$51,123
Mortgage-backed securities	148,936	2,990	(2)	151,924

Total securities available for sale	$199,111	$3,938	$(2)	$203,047

Securities To Be Held To Maturity:

	September 30, 2003
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and U.S. government agencies	$3,136	$15	$—	$3,151
Mortgage-backed securities	120,276	143	(566)	119,853

Total securities to be held to maturity	$123,412	$158	$(566)	$123,004

	December 31, 2002
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and U.S. government agencies	$8,175	$20	$—	$8,195
Obligations of state and political subdivisions	100	2	—	102
Mortgage-backed securities	77,137	115	(66)	77,186

Total securities to be held to maturity	$85,412	$137	$(66)	$85,483

Securities having an amortized cost of $233 million and $253 million and a fair value of $234 million and $257 million at September 30, 2003 and December 31, 2002, were pledged to secure public deposits, securities sold under agreements to repurchase and for other general business purposes.

3.  LOANS

	September 30, 2003	December 31, 2002
	(in thousands)
Residential real estate	$737,915	$597,797
Commercial real estate	450,048	413,115
Real estate construction	72,852	68,020
Commercial	31,333	33,341
Consumer	54,308	39,347
Home equity	195,515	159,261
Total loans	1,541,971	1,310,881

Less:
Unamortized loan fees	786	818
Allowance for loan losses	13,680	10,148

Loans, net	$1,527,505	$1,299,915

The following table sets forth the changes in the allowance for loan losses:

	Three months ended Sept. 30		Nine Months ended Sept. 30
	2003	2002	2003	2002
	(in thousands)
Balance, beginning of period	$12,668	$9,165	$10,148	$8,607
Provision charged to income	223	265	6,418	1,489
Charge-offs	(564)	(408)	(5,037)	(3,179)
Recoveries	1,353	172	2,151	2,277

Balance, end of period	$13,680	$9,194	$13,680	$9,194

The following table sets forth eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank:

	September 30, 2003	December 31, 2002
	(in thousands)
First lien 1-4 family residential	$684,000	$541,000
Multi-family	33,000	38,000
Home equity lines of credit	129,000	115,000

Information about Republic’s investment in impaired loans is as follows:

	September 30, 2003	December 31, 2002
	(in thousands)
Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	2,388	1,152

Total	$2,388	$1,152

Amount of the allowance for loan losses allocated	$358	$288

Average of impaired loans during the period	1,564	1,369

Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—

4.  DEPOSITS

	September 30, 2003	December 31, 2002
	(in thousands)
Demand (NOW and Super NOW)	$248,011	$222,316
Money market accounts	137,719	90,637
Internet money market accounts	79,907	47,824
Savings	32,687	23,993
Money market certificates of deposit	70,567	80,190
Individual retirement accounts	40,450	37,530
Certificates of deposit, $100,000 and over	160,736	111,204
Other certificates of deposit	199,663	249,798
Brokered deposits	59,730	1,238

Total interest bearing deposits	1,029,470	864,730

Total non-interest bearing deposits	190,975	175,460

Total	$1,220,445	$1,040,190

5.  OTHER BORROWED FUNDS

	September 30 2003	December 31 2002
	(in thousands)
Federal Home Loan Bank convertible fixed rate advances with weighted average interest rate of 5.17%(1)	$115,000	$115,000

Federal Home Loan Bank fixed interest rate advances, with weighted average interest rate of 3.30% at September 30, 2003, due through September 2033	307,968	204,299

Total	$422,968	$319,299

(1) Represents convertible fixed-rate advances with the Federal Home Loan Bank (FHLB).  These advances have original fixed-rate periods ranging from one to five years with original maturities of one to ten years if not converted earlier by the Federal Home Loan Bank.

Federal Home Loan Bank advances are collateralized by certain eligible real estate loans as described in Note 3.  At September 30, 2003, Republic had available collateral to borrow an additional $66 million from the Federal Home Loan Bank and also has unsecured lines of credit totaling $60 million available through various financial institutions.

Aggregate future principal payments on borrowed funds as of September 30, 2003 are as follows:

Year	(in thousands)
2003	$63,124
2004	59,450
2005	52,570
2006	105,000
2007 and beyond	142,824
Total	$422,968

6.  EARNINGS PER SHARE

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and earnings per share assuming dilution computations are presented below.

Class A and B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock, if any, results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock.  The aggregate dividend premiums paid for the third quarter of 2003 and 2002 were approximately $90,000 and $74,000.  The aggregate dividend premiums paid on Class A Common Stock for the first nine months of 2003 and 2002 were approximately $254,000 and $205,000.

	Three months ended September 30		Nine Months ended September 30
(in thousands, except per share data)	2003	2002	2003	2002

Earnings Per Share:
Net Income available to common stockholders	$6,349	$4,731	$23,567	$16,397

Weighted average shares outstanding	16,955	16,816	16,919	16,572

Earnings per share, basic:
Class A	$0.38	$0.28	$1.39	$0.99
Class B	$0.37	$0.28	$1.38	$0.98

	Three months ended September 30		Nine Months ended September 30
(in thousands, except per share data)	2003	2002	2003	2002

Diluted Earnings Per Share:
Net Income available to common stockholders	$6,349	$4,731	$23,567	$16,397
Add: Interest expense, net of tax benefit, on assumed conversion of guaranteed preferred beneficial interests in Republic’s subordinated debentures	—	—	—	79

Net Income available to common stockholders assuming conversion	$6,349	$4,731	$23,567	$16,476

Weighted average shares outstanding	16,955	16,816	16,919	16,572
Add dilutive effects of assumed conversion and exercise:
Convertible guaranteed preferred beneficial interest in Republic’s subordinated debentures	—	—	—	195
Stock options	559	247	386	359

Weighted average shares and dilutive potential shares outstanding	17,514	17,063	17,305	17,126

Diluted earnings per share:
Class A	$0.36	$0.28	$1.36	$0.96
Class B	$0.36	$0.27	$1.35	$0.95

There were no antidilutive stock options during the three or nine months ended September 30, 2003.  Stock options for 188,000 and 195,000 shares of Class A Common Stock were excluded from the three and nine months ended September 30, 2002 earnings per share assuming dilution because their impact was antidilutive.

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

The accounting policies used are the same as those described in the summary of significant accounting policies. Income taxes and indirect expenses are allocated based on revenue.  Monetary transactions among segments are made at fair value.  Referral fees paid to the Bank by Mortgage Banking operations are reflected in other revenue.  Information reported internally for performance assessment follows:

	Three Months Ended September 30, 2003
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$16,871	$26	$275	$2,321	$19,493
Provision for loan losses	19	—	—	204	223
Electronic refund check fees	—	70	—	—	70
Net gain on sale of loans	—	—	1,950	—	1,950
Other revenue	5,714	4	(1,767)	—	3,951
Income tax expense	2,876	(168)	102	750	3,560
Segment profit	5,087	(340)	149	1,453	6,349
Segment assets	1,919,109	2,414	27,770	60,449	2,009,742

	Three Months Ended September 30, 2002
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$14,936	$27	$227	$42	15,232
Provision for loan losses	247	18	—	—	265
Electronic refund check fees	—	38	—	—	38
Net gain on sale of mortgage loans	—	—	1,670	—	1,670
Other revenue	5,773	5	(959)	—	4,819
Income tax expense	2,352	12	252	7	2,623
Segment profit	4,896	(515)	334	16	4,731
Segment assets	1,594,991	2,409	34,803	502	1,632,705

	Nine Months Ended September 30, 2003
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$50,068	$6,788	$1,270	$4,729	$62,855
Provision for loan losses	4,568	1,850	—	—	6,418
Electronic refund check fees	—	3,932	—	—	3,932
Net gain on sale of loans	—	—	12,062	—	12,062
Other revenue	15,636	23	(4,959)	—	10,700
Income tax expense	6,594	2,191	2,707	1,447	12,939
Segment profit	12,010	3,991	4,931	2,635	23,567
Segment assets	1,919,109	2,414	27,770	60,449	2,009,742

	Nine Months Ended September 30, 2002
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$44,504	$3,545	$646	$112	48,807
Provision for loan losses	1,416	73	—	—	1,489
Electronic refund check fees	—	3,179	—	—	3,179
Net gain on sale of mortgage loans	—	—	4,558	—	4,558
Other revenue	13,054	57	(2,374)	—	10,737
Income tax expense	6,640	1,637	637	23	8,937
Segment profit	12,183	3,003	1,169	42	16,397
Segment assets	1,594,991	2,409	34,803	502	1,632,705

PART 1

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic Bancorp, Inc. (“Republic” or the “Company”), headquartered in Louisville, Kentucky, was incorporated on January 2, 1974.  Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (collectively “Bank”) are commercial banking corporations organized and chartered under the laws of the Commonwealth of Kentucky and state of Indiana, respectively.  Republic Bank & Trust Company, also a trust corporation, is headquartered in Louisville, Kentucky and provides banking services through 27 banking centers throughout Kentucky.  Republic Bank & Trust Company of Indiana is headquartered in Clarksville, Indiana and conducts its banking business through 2 banking centers in southern Indiana.  The activities of the Company include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities, tax refund processing services, deferred deposit transaction services, trust and insurance services.  The Banks’ lending services include the origination of real estate, commercial, construction and consumer loans.  Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, municipalities and corporations.  Governmental regulators for Republic include the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (and the Federal Reserve Bank of St. Louis) and the Kentucky and Indiana Departments of Financial Institutions.

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

OVERVIEW

Net income for the third quarter and first nine months of 2003 was $6.3 million and $23.6 million, representing an increase of $1.6 million and $7.2 million compared to the same periods in 2002.  Diluted earnings per Class A Common shares increased 29% and 42% for the third quarter and first nine months of 2003 to $0.36 and $1.36.  Republic’s rise in earnings was primarily due to increased net interest income resulting from growth in the Company’s loan portfolio, including deferred deposit transactions; gain on sale of mortgage loans and service charges on deposit accounts.   Increased earnings at Refunds Now also significantly impacted net income for the first nine months of 2003, which generates a substantial portion of its revenues during the first quarter of each year.

Republic’s total assets surpassed $2.0 billion at September 30, 2003. Net loans increased $228 million from December 31, 2002 to $1.5 billion at September 30, 2003.  Residential real estate loans increased $140 million during the first nine months of 2003 as the Company retained certain fixed rate residential real estate loans that it traditionally sold into the secondary market.

RESULTS OF OPERATIONS

Net Interest Income. For the third quarter and first nine months of 2003, the Company was able to increase its net interest income primarily through loan volume and a reduction in the Company’s cost of funds.  Deferred deposit transactions, early termination penalties on loans and growth in the portfolio were significant factors contributing to the increase in net interest income for the third quarter and first nine months of 2003.  The growth in the loan portfolio was primarily due to the retention of nearly $240 million of fixed rate residential real estate loans during the most recent twelve month period.  In addition, an increase in refund anticipation loan fees from Refunds Now also was a significant component of the overall increase for the first nine months of 2003.  Management anticipates that the Company’s net interest margin and net interest spread will decline during the fourth quarter of 2003 as compared to the third quarter of 2003. The decline in net interest spread and net interest margin could be as much as 30 basis points.  A decrease in mortgage prepayment fees related to a slowdown in refinancing activity coupled with the retention of certain fixed rate residential real estate loans during the third quarter of 2003 at a lower rate than the current portfolio yield will negatively impact the net interest spread and net interest margin during the fourth quarter of 2003.  While net interest spread and net interest margin will be negatively impacted, total net interest income will be positively impacted during the fourth quarter of 2003 by the retention of certain fixed rate residential real estate loans.

Republic’s cost of funds decreased 80 basis points for the third quarter and first nine months of 2003.    These decreases were primarily the result of lower borrowing costs from the Federal Home Loan Bank (“FHLB”) and lower interest expense associated with certificates of deposit (“CDs”).  Interest expense on FHLB borrowings decreased for both the third quarter and nine months ended September 30, 2003 due to the maturity or early pay-off of approximately $115 million of advances with a weighted-average cost of 6.29% subsequent to the second quarter of 2002.  Interest expense on CDs decreased significantly due to the availability of lower cost funding sources that allowed the Company to generally lower pricing on its CD product offerings.  As a result of strategic CD pricing, the Company’s overall average CD balances declined during the first nine months of 2003.

Tables 1 and 2 provide detailed information as to average balance, interest income/expense, and rates by major balance sheet category for the quarters and nine months ended September 30, 2003 and 2002.

Table 1 - Average Balance Sheet Rates for Three Months Ended September 30, 2003 and 2002 (dollars in thousands)

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning Assets:

Investment Securities	$315,546	$2,646	3.35%	$333,187	$3,548	4.26%

Federal Funds Sold and Securities Purchased Under Agreements to Resell	13,818	29	0.84%	36,027	159	1.77%

Total Loans and Fees	1,512,817	25,904	6.85%	1,209,710	21,940	7.25%

Total Earning Assets	1,842,181	28,579	6.21%	1,578,924	25,647	6.50%

Less: Allowance for Loan Losses	(13,077)			(9,176)

Non-Earning Assets:

Cash and Due From Banks	59,799			30,666

Bank Premises and Equipment, Net	31,005			21,754

Other Assets (1)	23,590			17,167

Total Assets	$1,943,498			$1,639,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest Bearing Liabilities:

Transaction Accounts	$274,316	$533	0.78%	$194,269	$606	1.25%

Money Market Accounts	283,903	669	0.94%	237,665	879	1.48%

Individual Retirement Accounts	39,291	360	3.66%	36,754	403	4.39%

Certificates of Deposit and Other Time Deposits	355,843	3,101	3.49%	380,866	3,927	4.12%

Brokered Deposits	36,017	233	2.59%	1,231	13	4.22%

Securities sold under Agreements to Repurchase	187,486	311	0.66%	203,147	739	1.46%

Other Borrowings	385,942	3,879	4.02%	277,741	3,848	5.54%

Total Interest Bearing Liabilities	1,562,798	9,086	2.33%	1,331,673	10,415	3.13%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits	182,945			143,298

Other Liabilities	27,280			17,533

Stockholders’ Equity	170,475			146,831

Total Liabilities and Stockholders’ Equity	$1,943,498			$1,639,335

Net Interest Income		$19,493			$15,232

Net Interest Spread			3.88%			3.37%

Net Interest Margin			4.23%			3.86%

(1) For the purposes of calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

Table 2- Average Balance Sheet Rates for Nine Months Ended September 30, 2003 and 2002 (dollars in thousands)

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning Assets:

Investment Securities	311,089	8,394	3.60%	314,275	10,305	4.37%

Federal Funds Sold and Securities Purchased Under Agreements to Resell	23,061	191	1.10%	55,461	710	1.71%

Total Loans and Fees	1,453,222	81,122	7.44%	1,193,901	69,588	7.77%

Total Earning Assets	1,787,372	89,707	6.69%	1,563,637	80,603	6.87%

Less: Allowance for Loan Losses	(11,806)			(8,989)

Non-Earning Assets:

Cash and Due From Banks	45,562			30,718

Bank Premises and Equipment, Net	27,727			20,849

Other Assets (1)	23,075			14,523

Total Assets	$1,871,930			$1,620,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest Bearing Liabilities:

Transaction Accounts	$259,136	$1,150	0.59%	$150,280	$937	0.83%

Money Market Accounts	243,135	2,491	1.37%	221,151	2,334	1.41%

Individual Retirement Accounts	38,730	1,088	3.75%	36,569	1,269	4.63%

Certificates of Deposit and Other Time Deposits	360,394	9,599	3.55%	389,276	12,803	4.39%

Brokered Deposits	50,748	799	2.10%	774	24	4.13%

Securities Sold Under Agreements to Repurchase	182,020	951	0.70%	233,916	2,569	1.46%

Other Borrowings	345,084	10,774	4.16%	283,245	11,860	5.58%

Total Interest Bearing Liabilities	1,479,247	26,852	2.42%	1,315,211	31,796	3.22%

Non-Interest Bearing Liabilities:

Non-Interest Bearing Deposits	198,098			147,735

Other Liabilities	29,424			18,203

Stockholders’ Equity	165,161			139,589

Total Liabilities and Stockholders’ Equity	$1,871,930			$1,620,738

Net Interest Income		$62,855			$48,807

Net Interest Spread			4.27%			3.64%

Net Interest Margin			4.69%			4.16%

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

Table 3 - Volume/Rate Variance Analysis (in thousands)

	Three months ended September 30, 2003 Compared to Three months ended September 30, 2002			Nine Months ended September 30, 2003 Compared to Nine Months ended September 30, 2002
	Increase/(Decrease) due to			Increase/(Decrease) due to
	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate
Interest Income:

Investment Securities	(902)	(180)	(722)	(1,911)	(104)	(1,807)

Federal Funds Sold and Securities Purchased Under Agreements to Resell	(130)	(70)	(60)	(519)	(323)	(196)

Total Loans and Fees (1)	3,964	5,246	(1,282)	11,534	14,580	(3,046)

Net Change in Interest Income	2,932	4,996	(2,064)	9,104	14,153	(5,049)

Interest Expense:

Interest Bearing Transaction Accounts	(73)	201	(274)	213	539	(326)

Money Market Accounts	(210)	149	(359)	157	226	(69)

Individual Retirement Accounts	(43)	33	(76)	(181)	71	(252)

Certificates of Deposit and Other Time Deposits	(826)	(246)	(580)	(3,204)	(899)	(2,305)

Brokered Deposits	220	227	(7)	775	793	(18)

Securities Sold Under Agreements to Repurchase	(428)	(53)	(375)	(1,618)	(481)	(1,137)

Other Borrowings	31	1,257	(1,226)	(1,086)	2,285	(3,371)

Net Change in Interest Expense	(1,329)	1,568	(2,897)	(4,944)	2,534	(7,478)

Increase in Net Interest Income	$4,261	$3,428	$833	$14,048	$11,619	$2,429

(1)                                  The amount of fees on loans in total interest income was approximately $3,276 and $496 for the quarters ended September 30, 2003 and 2002 and $13,921 and $4,998 for the nine months ended September 30, 2003 and 2002.

Non-Interest Income. Non-interest income decreased 9% for the third quarter of 2003 and increased 45% for the nine months ended September 30, 2003 compared to the respective periods in 2002.  The decrease during the third quarter of 2003 was primarily a result of a $1.6 million gain on sale of securities realized during the third quarter of 2002.  The increase for the nine months ended September 30, 2003 was primarily due to an increase in net gain on sale of mortgage loans into the secondary market, service charges on deposit accounts and electronic refund check fees.

Service charges on deposit accounts increased 28% during the third quarter and 30% during the first nine months of 2003 compared to the same periods in 2002, due primarily to an increase in the number of transaction accounts.  The Bank continues to increase its transaction-account customer base through new banking center locations and promotions, direct-mail solicitations, marketing initiatives and cross-sell opportunities created by 1-4 family loan origination volume.

Net gain on sale of loans increased $280,000 and $7.5 million during the third quarter and first nine months of 2003 compared to the same periods of 2002.  Loans sold decreased from $317 million during the third quarter of 2002 to $253 million in the third quarter of 2003 and increased from $476 million during the first nine months of 2002 to $793 million for the first nine months of 2003.  The decrease in volume for the third quarter of 2003 was due to a decline in mortgage refinance activity as a result of an increase in interest rates during July 2003 for 15 and 30 year fixed rate residential real estate products.  The increase in volume for the first nine months of 2003 was primarily the result of aggressive marketing of the Company’s “$999” loan product and sustained consumer demand for fixed-rate, first mortgage residential loan products resulting from historically low market interest rates through the first six months of 2003. The Company’s gains as a percentage of loans sold decreased from 0.96% during the third quarter of 2002 to 0.77% for the third quarter of 2003. The Company’s gains as a percentage of loans sold increased from 1.05% during the first nine months of 2002 to 1.52% for the same period in 2003. During 2003, interest rates remained extremely volatile, reaching historic lows in mid June and abruptly reversing during the third quarter.  During the first six months of 2003, the Company was able to increase the gain on sale margins during a declining interest rate environment by reducing their coverage ratios and selling directly to end investors to achieve a higher premium. However, during the third quarter these lower coverage ratios decreased the premium received for loans sold into the secondary market and reduced the Company’s gains as a percentage of loans sold.

Non-Interest Expense. Non-interest expense increased during the third quarter and nine month period ended September 30, 2003 compared to the same periods in 2002.   The most significant factors comprising the increases in non-interest expense for the third quarter and first nine months of 2003 were increases in salaries and benefits, occupancy and equipment and other expenses.

The increases in salaries and benefits as well as occupancy and equipment were primarily attributable to banking center expansion.  Republic opened two banking centers during the third quarter of 2002 and four banking centers through the first nine months of 2003.  The Company also hired additional support staff throughout the Company to service the banking center expansion activities.  Total full-time equivalent employees (FTE’s) increased to 638 at September 30, 2003 from 560 at September 30, 2002.  The total number of FTE’s is expected to increase 10% - 15% by the end of the first quarter of 2004 from the September 30, 2003 figure, primarily due to the projected opening of five additional banking centers during that period.

Other expenses increased $688,000 and $1.9 million for the third quarter and first nine months ended September 30, 2003 compared to the same periods in 2002.  The increases were primarily related to credit underwriting costs and correspondent banking expenses associated with the Company’s deferred deposit program.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

Securities available for sale.  Securities available for sale primarily consists of U.S. Government Agency obligations, which include agency mortgage-backed securities and collateralized, mortgage obligations (CMOs). The Agency mortgage-backed securities (MBSs) consist of 15-year fixed and 7-year and 5-year balloons as well as other adjustable rate mortgage securities. The Company’s mortgage related floating rate securities include both agency and corporate securities.  Securities available for sale decreased from $203 million at December 31, 2002 to $184 million at September 30, 2003.   The decrease in the available for sale portfolio was primarily due to prepayments of MBSs and floating rate CMOs.

Securities to be held to maturity.   Securities to be held to maturity consist primarily of floating rate CMOs.  Securities to be held to maturity increased from $85 million at December 31, 2002 to $123 million at September 30, 2003.  The increase was primarily comprised of MBSs and floating rate CMOs.

Mortgage loans held for sale.   Mortgage loans held for sale is primarily comprised of fixed-rate, 1-4 family residential loans the Company intends to sell into the secondary market.  Management has traditionally elected to sell the majority of its fixed-rate 1-4 family residential loans into the secondary market in order to reduce its exposure to market interest rate risk.

As a result of Republic’s mortgage banking operations, certain loan commitments are accounted for as derivatives.  In addition, Republic enters into agreements to sell loans for amounts and terms offsetting the interest rate risk of loans held for sale and loan commitments expected to close.  These agreements to sell loans are also accounted for as derivatives.  Sales contract derivatives are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives.  Both derivatives are carried at fair value, with their changes in fair value included in earnings which substantially offset.  Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

Loans.   Net loans, primarily consisting of secured real estate loans, increased by $228 million to $1.5 billion at September 30, 2003.  Commercial real estate loans, which comprise 29% of the total loan portfolio at September 30, 2003, are concentrated primarily within the Bank’s existing markets.  These loans are principally secured by multi-family investment properties, 1-4 family developments, medical facilities, small business owner-occupied offices, and retail properties, hotels, and to a lesser extent, golf courses.  These loans typically have interest rates that are initially fixed for one to seven years with the remainder of the loan term subject to repricing based on various market indices.  In order to reduce the negative effect of refinance activity within the portfolio during a declining interest rate environment, the Company requires an early termination penalty on substantially all commercial real estate loans for a portion of the fixed-term period.  Overall, commercial real estate loans increased $37 million from December 31, 2002.  Republic maintained its underwriting standards, which includes personal guarantees on substantially all commercial real estate loans, and pricing requirements during the first nine months of 2003 despite continued competitive pressures in both areas.  As a result, the commercial real estate portfolio experienced modest growth compared to prior years.

Similar to commercial real estate loans, residential real estate loans not sold into the secondary market typically have fixed interest rate periods of one to seven years with the remainder of the loan term subject to repricing based on various market indices.  These loans also carry an early termination penalty during a portion of their fixed rate periods in order to lessen the overall negative effect to the Company of refinancing in a declining interest rate environment.  Despite early termination penalties on many of its portfolio residential real estate loans, the Company continued to experience a high level of refinance activity into fixed-rate secondary market products during the first nine months of 2003.  However, residential real estate loans increased by $102 million during the third quarter of 2003 because management elected to retain a third and fourth pool of fixed-rate secondary market eligible loans totaling $120 million within the Company’s portfolio bringing the total amount retained over the most recent twelve month period to almost $240 million.  To mitigate the interest rate risk on this portion of the residential real estate loan portfolio, the Company borrowed $74 million in FHLB advances with maturities ranging from one to five years and $46 million brokered CDs with maturities ranging from one to five years to fund these loans.  Management anticipates earning an approximate spread of 2.00% on this transaction, which will positively affect the Company’s net interest income but will negatively impact the Company’s net interest spread and net interest margin.

The consumer loan portfolio principally consists of various short-term, unsecured loans to individual clients. Also included in this category are deferred deposit transactions, which are considered loans under accounting principles generally accepted in the United States.  The Company had approximately $24 million in deferred deposit transactions outstanding at September 30, 2003 compared to $3 million at December 31, 2002.

Home equity loans increased from $159 million at December 31, 2002 to $196 million at September 30, 2003.  The rise in outstandings was primarily the result of increased cross-sale opportunities in conjunction with the origination of fixed-rate, secondary market loan products as part of the Company’s “partnership package”.  As part of the partnership package, the Company’s fixed-rate, secondary market loan clients are routinely approved for a home equity line-of-credit.  As a result, the Company increased the number of home equity lines of credit during the first nine months of 2003 by 42%.  At September 30, 2003, Republic clients had $196 million of unfunded home equity lines of credit available for use.

In addition to changes in the traditional loan portfolio, loans serviced for others by Republic increased from $283 million at December 31, 2002, to $717 million at September 30, 2003.  Loans serviced for others consists of loans Republic has sold into the secondary market while retaining the servicing of the loans.  This type of transaction is generally referred to as loans sold servicing-retained.  When the Company sells a loan with servicing retained, a gain is recognized for the servicing asset of the loan equal to its market value at the time of sale.  The corresponding intangible asset known as a mortgage servicing right is amortized over the life of the loan and measured periodically for impairment.

Prior to 2003, Republic sold a substantial portion of its loans into the secondary market with the corresponding servicing of the loan sold.  Beginning in 2003, Republic began selling a large portion of its loans directly to third party governmental agencies, which do not purchase the servicing component of the loan.  As a result, the Company has experienced an increase in loans serviced for others and the corresponding mortgage servicing rights, which increased from $3 million at December 31, 2002 to $6 million at September 30, 2003.  Management has reviewed the value of these servicing rights and determined that there is no impairment as of September 30, 2003.  Management elected to utilize this strategy due to more favorable pricing received from the government agencies as well as faster funding to the Company for the loans sold.  Management will continue to evaluate the feasibility of selling or retaining the servicing component to third parties in the future.

Allowance and Provision for Loan Losses.  Republic maintains an allowance for probable credit losses inherent in the Company’s loan portfolio.  Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and regularly presents and discusses the analysis with the board of directors. Management estimates the allowance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower capacity, estimated collateral values, economic conditions, regulatory requirements and guidance and other factors. While management estimates the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial real estate portfolio are more dependent upon credit analysis and recent payment performance due to the fact that the Company only began actively pursuing commercial real estate loans within the last five years.  Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off.  Loan losses are charged against the allowance when management deems a loan uncollectible.

Management makes allocations within the allowance for specifically classified loans regardless of loan amount, collateral or loan type.  Loans that are past due 90 days or more and that are not specifically classified are uniformly assigned a risk-weighted percentage ranging from 15% to 100% of the loan balance based upon loan type.  Management evaluates the remaining loan portfolio by utilizing the historical loss rate for each respective loan type.  Both an average five-year loss rate and a loss rate based on heavier weighting of the previous two years’ loss experience are utilized in the analysis.  Specialized loan categories are evaluated by utilizing subjective factors in addition to a historical loss calculation to determine a loss allocation for each of those types.   Because this analysis or any similar analysis is an imprecise measure of loss, the allowance is subject to ongoing adjustments.  Therefore, management will also take into account other significant factors as may be necessary or prudent in order to reflect, properly, probable incurred losses in the total loan portfolio.

The Company’s provision for loan losses increased from $1.5 million for the first nine months of 2002 to $6.4 million for the same period in 2003.  Included in the provision for loan losses were $1.9 million and $45,000 for Refund Anticipation Loans (RALs) during the first nine months of 2003 and 2002.  The increase in losses associated with RALs during 2003 was primarily the result of a significant increase in RAL volume.  Republic’s provision for loan losses decreased moderately during the third quarter of 2003 to $223,000.  The increase in the provision, exclusive of Refunds Now, during the nine months ended September 30, 2003 was primarily due to an increase in deferred deposit transactions and certain classified commercial real estate loans.

The total allowance for loan losses increased $3.5 million from December 31, 2002 to $13.7 million at September 30, 2003.  The increase in the allowance for loan losses was due to growth in commercial real estate lending, an overall change in the product mix within the loan portfolios and to account for the modest increase in non-performing loans.  Management believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2003.  Management continues to closely monitor the commercial real estate loan portfolio in particular, recognizing that commercial real estate loans generally carry a greater risk of loss than residential real estate loans.

Table 4 below depicts the allowance activity by loan type for the quarters and nine months ended September 30, 2003 and 2002.

Table 4 - Summary of Loan Loss Experience

	Three months ended September 30		Nine Months ended September 30
(in thousands)	2003	2002	2003	2002

Allowance for loan losses:
Balance-beginning of period	$12,668	$9,165	$10,148	$8,607

Charge-offs:
Real Estate
Residential	(131)	(138)	(563)	(460)
Commercial	(18)	(2)	(1,223)	(419)
Construction			(135)
Commercial	(43)	(42)	(50)	(294)
Home Equity	(36)	(45)	(39)	(100)
Consumer	(336)	(181)	(727)	(426)
Tax Refund Loans	—	—	(2,300)	(1,480)
Total	(564)	(408)	(5,037)	(3,179)

Recoveries:
Real Estate
Residential	228	33	281	85
Commercial	1,009		1,068	159
Construction	—	5	—	5
Commercial	8	17	63	259
Home Equity	10	1	26	2
Consumer	98	116	263	332
Tax Refund Loans	—	—	450	1,435
Total	1,353	172	2,151	2,277

Net charge-offs	789	(236)	(2,886)	(902)

Provision charged for loan losses	223	265	6,418	1,489

Allowance for loan losses:
Balance-end of period	$13,680	$9,194	$13,680	$9,194

Deposits. Total deposits were $1.0 billion at December 31, 2002 compared to $1.2 billion at September 30, 2003.  Non-interest bearing deposits increased $16 million while interest bearing deposits increased $165 million from December 31, 2002 to September 30, 2003.  Non-interest bearing deposits also include various escrow accounts, which are subject to balance fluctuations from period to period.

The Bank’s interest-bearing money market accounts, excluding Internet money markets and money market certificates of deposit, increased $47 million during the first nine months of 2003.  A substantial portion of the increase in this product was from funds transferred from securities sold under agreements to repurchase into the Company’s “Premier First” product.  The “Premier First” account, which is designed for business clients and provides competitive market rates, is the lead product utilized by the Bank’s cash management department.

The Bank’s Internet money market accounts increased $32 million during the first nine months of 2003 to $80 million.  The Company actively pursued these deposits to help provide additional funding for general banking activities.

Brokered deposits increased $58 million during the first nine months of 2003. Management utilized these deposits to fund, in part, the fixed rate residential real estate loans retained during the third quarter of 2003.  The Company also utilized these deposits to fund Refund Anticipation Loans and will likely begin increasing brokered deposit balances during the fourth quarter of 2003 in preparation for the upcoming 2004 tax season.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase and other short-term borrowings decreased $49 million during the first nine months of 2003.  Approximately $36 million of this decrease was due to a switch in product type by several clients into the Company’s higher yielding “Premier First” money market product.  The remaining decline was primarily due to decreases in average collected balances in a small number of the Company’s larger cash management accounts.  Because these accounts are transaction based, they are inherently subject to large, periodic balance changes.

FHLB advances.   FHLB advances increased $104 million during the first nine months to $423 million at September 30, 2003.  The increase in advances was utilized to fund the growth in residential real estate loans.

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

The Bank’s level of loans delinquent more than 30 days decreased to 0.88% at September 30, 2003, down from 1.02% at December 31, 2002.  The improvement is primarily attributable to a small number of commercial real estate loans, past due at December 31, 2002, that were brought current as of September 30, 2003.  Republic experienced an increase in total non-performing loans from $9.9 million at December 31, 2002 to $10.9 million at September 30, 2003.  The increase in non-accrual loans is primarily attributable to a few large (in excess of $250,000) real estate secured commercial loans.  The receivables comprising loans on non-accrual status are primarily real estate secured with a minimal potential risk of significant financial loss.

Table 5 provides information related to non-performing assets and loans 90 days or more past due.

Table 5 - Non-Performing Loans

(dollars in thousands)	September 30 2003	December 31 2002

Loans on non-accrual status	$10,323	$7,967
Loans past due 90 days or more	565	1,915

Total non-performing loans	10,888	9,882

Other real estate owned	248	320
Total non-performing assets	$11,136	$10,202

Percentage of non-performing loans to total loans	0.71%	0.75%

Percentage of non-performing assets to total loans	0.72	0.78

Republic defines impaired loans to be those commercial real estate and commercial loans greater than $499,999 that management has classified as doubtful (collection of all amounts due is highly questionable or improbable) or loss (all or a portion of the loans have been written off or a specific allowance for loss has been provided).  Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination it is probable the full amount may not be collected.  Impaired loans, which are a component of loans on non-accrual status, increased from $1.2 million at December 31, 2002 to $2.4 million at           September 30, 2003.   This increase was primarily attributable to one loan relationship secured by commercial real estate.  Management believes it has provided an allocation of the allowance for loan losses adequate to absorb any probable incurred losses.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by retaining sufficient liquid assets in the form of investment securities and core deposits to meet demand.  Funding and cash flows can also be realized by the sale of securities in the available-for-sale portion of the investment portfolio, principal paydowns on loans and mortgage-backed securities and proceeds realized from the loans held-for-sale category.  Republic’s banking centers and its Internet site, republicbank.com, also provide access to retail deposit markets.  These retail deposits, if offered at attractive rates, have historically been a source of funding when needed.  The Company utilized brokered deposits during the first nine months of 2003 as a funding source for Refund Anticipation Loans at Refunds Now and to fund residential real estate loan growth.  The Company will likely increase its utilization of brokered deposits during the fourth quarter of 2003 as an additional funding source for refund anticipation loans expected to be originated during the 2004 tax season.

Traditionally, the Bank has also utilized borrowings from the FHLB to supplement its funding requirements.  On September 30, 2003, the Company had $66 million of borrowing capacity with the FHLB and sufficient security collateral available to borrow, approximately, an additional $49 million.  While Republic utilizes numerous funding sources in order to meet liquidity requirements, the Company also has  $60 million in approved unsecured line of credit facilities available at September 30, 2003 through various third party sources.

CAPITAL

Total stockholders’ equity increased from $151 million at December 31, 2002 to $170 million at September 30, 2003. The increase in stockholders’ equity was primarily attributable to net income earned during the first nine months of 2003.  There was a decline in accumulated other comprehensive income as a result of a decrease in the value of the available for sale securities portfolio.  In addition, stockholders’ equity increased as a result of stock options exercised by Republic’s employees and directors.

In 1998 and 1999, Republic Bancorp’s board of directors approved a Class A share repurchase program of 500,000 shares.  Through September 30, 2003, Republic purchased approximately 494,000 shares with a weighted-average cost of $10.34, and a total cost of $5.1 million.  In March of 2003, the Company’s board of directors authorized management to repurchase an additional 250,000 shares bringing the total shares available for purchase to 256,000.  The Company does not plan to aggressively pursue the repurchase of these shares in the near term.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital. The Bank intends to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the FDIC.  Republic’s average capital to average assets ratio was 8.82 % at September 30, 2003 compared to 8.89% at December 31, 2002.

Table 6 - Capital Ratios

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$181,884	13.36%	$108,940	8%	$136,175	10%
Republic Bank & Trust Company	171,460	12.85	106,726	8%	133,408	10%
Republic Bank & Trust Company of Indiana	5,876	21.99	2,137	8%	2,672	10%

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$168,204	12.35%	$54,470	4%	$81,705	6%
Republic Bank & Trust Company	158,098	11.85	53,363	4%	80,045	6%
Republic Bank & Trust Company of Indiana	5,558	20.80	1,069	4%	1,603	6%

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$168,204	8.65%	$77,740	4%	$97,175	5%
Republic Bank & Trust Company	158,098	8.24	76,777	4%	95,971	5%
Republic Bank & Trust Company of Indiana	5,558	16.33	1,361	4%	1,702	5%

Kentucky banking laws limit the amount of dividends that may be paid to the Parent Company by Republic Bank & Trust Company without prior approval of the Kentucky Department of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At September 30, 2003, Republic Bank & Trust Company had approximately $38 million of retained earnings that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval.

Indiana banking laws prohibit the payment of dividends to the Parent Company by Republic Bank & Trust Company of Indiana no sooner than May 2004 without prior approval of the Indiana Department of Financial Institutions.  These laws also require a minimum Tier I Capital ratio of 8% to be maintained until May 2004.

DEFERRED DEPOSIT TRANSACTIONS

Deferred deposits are transactions in which customers typically receive cash advances in exchange for a check for the advanced amount plus a fixed fee.  The advance provider, on behalf of the Bank, agrees to delay presentment of the check for payment until the advance due date, typically 14 to 31 days from the cash advance date.  On or before the advance due date, the customer can redeem his check for the amount of the advance plus the fee.  If the customer does not reclaim the check by the advance due date, the check is deposited.  Based on accounting principles generally accepted in the United States of America, these transactions are recorded as loans on the Company’s financial statements and the corresponding fees are recorded as a component of interest income on loans.

The Company has been conducting a deferred deposit transaction business, in conjunction with third party Marketer/Servicers since August 2001.  In the fourth quarter of 2002, the Company entered into contracts with two third party Marketer/Servicers in order to increase its deferred deposit transaction business.  During 2003, the Company further expanded its relationship with one of its Marketer/Servicers that contributed to a substantial increase in deferred deposit transactions.  Total outstandings were totaled $24.5 million at September 30, 2003 compared to $2.8 million at December 31, 2002.  Management anticipates deferred deposit transactions will increase during the fourth quarter due to seasonality, but does not believe the increase will exceed 30% of current outstandings of deferred deposits.  FDIC guidance issued in July 2003 requires that banks limit deferred deposit transaction outstandings to the lesser of 25% of tier I capital or the amount that actual capital levels exceed the “well capitalized” classification for tier I and total capital.  Based on the Bank’s capital levels at quarter-end, deferred deposit transaction outstandings were well below the Bank’s regulatory limit of $39 million, based on the Bank’s capital at September 30, 2003.

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

The legal and regulatory climate for this product continues to change.  The FDIC final guidance issued in July 2003 characterizes deferred deposit transactions as presenting substantial credit risks for lenders, as well as increased transaction, legal and reputation risks when a third party arrangement is used.  This guidance proposes, among other items, that banks hold significantly more capital than would be required for other sub-prime type loans, suggesting as much as 100% of deferred deposit transactions outstanding, that the allowances for loan and lease losses be adequate and take into account that many such transactions remain outstanding beyond their initial term due to roll-overs, that deferred deposit transactions be classified “substandard,” and that transactions that have been outstanding for more than 60 days generally be classified as “loss”.  The guidance also prescribes limits on the ability of a borrower to renew or roll over a deferred deposit transaction and on the number of transactions that can be made to a customer within a given period of time.  The guidance requires examiners to assess the bank’s risk management program for third party marketing and servicing relationships, including the bank’s due diligence process for selecting third party marketing and servicing providers and its monitoring of the third party’s activities and performance.  Banks are also advised to carefully evaluate compliance with consumer protection laws and applicable regulations.

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

Republic utilizes an earnings simulation model to analyze net interest income sensitivity.  Potential changes in market interest rates and their subsequent effects on net interest income are then evaluated.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points.  Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income.  Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Republic’s interest sensitivity profile reflected little change from December 31, 2002 to September 30, 2003.  Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, Republic’s base net interest income would decrease by an estimated 1.49% at September 30, 2003 compared to a decrease of 1.09% at December 31, 2002.  Given a 100 basis point increase in the yield curve, Republic’s base net interest income would decrease by an estimated 2.61% at September 30, 2003 compared to a decrease of 2.48% at December 31, 2002.  The interest sensitivity profile of Republic at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, and other factors.

Table 7 is representative only and is not a precise measurement of the effect of changing interest rates on Republic’s net interest income in the future.

Table 7 - Interest Rate Sensitivity

	September 30, 2003
	Decrease in Rates			Increase in Rates
	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
	(dollars in thousands)

Projected interest income
Loans, excluding fees	$86,143	$88,932	$91,340	$95,791	$100,441
Investments	8,734	8,995	10,674	12,420	14,061
Short-term investments	10	10	166	244	303
Total interest income	94,887	97,937	102,180	108,455	114,805

Projected interest expense
Deposits	17,041	18,164	20,602	26,998	32,464
Securities sold under agreements to repurchase	845	920	1,768	3,552	5,500
Other borrowed funds	16,694	16,711	16,730	16,469	16,785
Total interest expense	34,580	35,795	39,100	47,019	54,749

Net interest income	$60,307	$62,142	$63,080	$61,436	$60,056
Change from base	$(2,773)	$(938)	$	$(1,644)	(3,024)
% Change from base	(4.40)%	(1.49)%		(2.61)%	(4.79)%

	December 31, 2002
	Decrease in Rates			Increase in Rates
	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
	(dollars in thousands)

Projected interest income
Loans, excluding fees	$81,382	$84,232	$86,552	$90,437	$94,513
Investments	8,520	9,304	11,173	12,890	14,588
Short-term investments	66	67	266	549	665
Total interest income	89,968	93,603	97,991	103,876	109,766

Projected interest expense
Deposits	16,289	17,675	19,681	24,476	29,199
Securities sold under agreements to repurchase	793	1,161	2,870	5,485	8,077
Other borrowed funds	13,877	13,877	13,877	13,877	14,060
Total interest expense	30,959	32,713	36,428	43,838	51,336

Net interest income	$59,009	$60,890	$61,563	$60,038	$58,430
Change from base	$(2,554)	$(673)		$(1,525)	$(3,133)
% Change from base	(4.15)%	(1.09)%		(2.48)%	(5.09)%

NEW ACCOUNTING PRONOUNCEMENTS

See discussion in Note 1 to financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information for this item is incorporated by reference to the Asset /Liability Management and Market Risks section on page 29 through 30 of Part 1, Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

Item 4. Controls and Procedures Disclosure

An evaluation was conducted under the supervision and with the participation of Republic’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Republic in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In connection with this evaluation, there have been no significant changes in internal controls during the last fiscal quarter covered by this report.  Subsequent to the date of this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in Republic’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 2.    Changes in securities

During the first nine months of 2003, Republic issued approximately 8,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock.  The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

Item 6.    Exhibits and Reports on Form 8-K

The exhibits required by Item 601 of Regulation S-K are attached to and listed in the Exhibit Index on page 34.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Republic Bancorp, Inc.

(Registrant)

Principal Executive Officer:

Date:	November 13, 2003	/s/ Steven E. Trager
Steven E. Trager
President & Chief Executive Officer

Principal Financial Officer:

Date:	November 13, 2003	/s/ Kevin Sipes
Kevin Sipes
Executive Vice President, Chief Financial Officer & Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description	Incorporated By Reference To

11	Statement Regarding Computation of Per Share Earnings	Filed as Exhibit 11 on page 35 of Form 10-Q for the period ended September 30, 2003

15	Awareness Letter	Filed as Exhibit 15 on page 36 of Form 10-Q for the period ended September 30, 2003

31.1	Section 302 Certification of Principal Executive Officer	Filed as Exhibit 31.1 on page 37 of Form 10-Q for the period ended September 30, 2003

31.2	Section 302 Certification of Principal Financial Officer	Filed as Exhibit 31.2 on page 38 of Form 10-Q for the period ended September 30, 2003

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	Filed as Exhibit 32.1 on page 39 of Form 10-Q for the period ended September 30, 2003

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed as Exhibit 32.2 on page 40 of Form 10-Q for the period ended September 30, 2003