Form 10-K
period 2003-12-31
REPUBLIC BANCORP INC /KY/
filed 2004-03-02
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Yes   ☒   No   ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant’s second fiscal quarter) was approximately $111,677,000 (for purposes of this calculation, the market value of the Class B Common stock was based on the market value of the Class A Common stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common stock and Class B Common stock as of February 6, 2004 was 15,252,963 and 1,957,108, respectively.

Documents Incorporated by Reference

Portions of Registrant’s Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference into Parts I and II.

Portions of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2004 are incorporated by reference into Part III.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of Republic Bancorp, Inc. that are considered “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended.  The forward-looking statements are principally, but not exclusively, contained in Item 1: “Business” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of our allowance for loan losses.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining  regulatory approvals when required, as well as, other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission (SEC).  Forward-looking statements and factors that may cause actual results to differ materially are also discussed at the beginning of Item 7:  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Broadly speaking, forward-looking statements include:

•      projections of the Company’s revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

•      descriptions of plans or objectives of the Company’s management for future operations, products or services;

•      forecasts of Republic’s future economic performance; and

•      descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about:

•      future credit losses and non-performing assets;

•      the future value of mortgage servicing rights;

•      the impact of new accounting standards;

•      future short-term and long-term interest rate levels and their impact on Republic’s net interest margin, net income, liquidity and capital; and

•      future capital expenditures.

Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions.  Do not unduly rely on forward-looking statements.  They detail management’s expectations about the future and are not guarantees.  Forward-looking statements speak only as of the date they are made, and management may not update them to reflect changes that occur after the date the statements are made.

Please Note:

As used in this report, the terms  “Republic”, the “Company”,  “we”, “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” or “the Banks” refers to our subsidiary banks, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana.

PART I

Item 1. Business

Republic Bancorp, Inc. (“Republic” or the “Company”) is a financial holding company, under the Bank Holding Company Act of 1956, as amended (“BHCA”), headquartered in Louisville, Kentucky.  Republic’s principal subsidiaries are Republic Bank & Trust Company, a Kentucky banking corporation, and Republic Bank & Trust Company of Indiana, an Indiana banking corporation (the “Banks”) and Republic Funding Company.  The wholly owned subsidiaries of Republic Bank & Trust Company include Republic Financial Services, LLC (d/b/a Refunds Now®) and Republic Insurance Agency, LLC.  Incorporated in Kentucky on January 2, 1974, Republic became a bank holding company when Republic Bank & Trust Company became authorized to conduct commercial banking business in Kentucky in 1981.

The principal business of Republic is directing, planning and coordinating the business activities of the Banks. The financial condition and results of operations of Republic are primarily dependent upon the operations of the Banks.  At December 31, 2003, Republic had total assets of $2.1 billion, total deposits of $1.3 billion and total stockholders’ equity of $169 million.  Based on total assets as of December 31, 2003, Republic ranked as the 2nd largest independent bank holding company headquartered in the state of Kentucky.   The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600.  The Company’s website address is www republicbank.com.

WEBSITE ACCESS TO REPORTS

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through our internet website, www.republicbank.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

General Business Overview

As of February 6, 2004, Republic had 31 banking centers in Kentucky and two in southern Indiana.  Republic’s two primary market areas are located in North Central and Central Kentucky.  The North Central Kentucky market includes the Louisville metropolitan area.  Louisville, the largest city in Kentucky, is the location of Republic’s headquarters and the location of 19 banking centers.  Republic’s Central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (2); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro  (1); and Shelbyville (1).  Republic Bank & Trust Company of Indiana has offices located in New Albany and Clarksville, Indiana.  Republic plans to open one additional banking center in the southern Indiana market during early 2004.

Republic has developed a community banking network, with most of its banking centers located either in separate communities or portions of urban areas that represent distinct communities. Each of Republic’s banking centers is managed by one or more officers with the authority to make loan decisions within Company policies and guidelines.

Republic continues to seek and evaluate additional expansion opportunities, either through the establishment of de novo banking centers and/or through acquisitions of existing institutions in the financial services industry and ancillary non banking businesses. The Company intends to continue to consider various strategic acquisitions of banks, banking assets or financial services entities related to banking in those geographical areas that management believes would complement and increase Republic’s existing business lines, or expansion in new market areas or product lines that management determines would be in the best interest of the Company and its shareholders.

Republic’s operating revenues are derived primarily from interest earned from its loan and investment securities portfolios and fee income from loan, deposit and other banking products.  The Company has historically extended credit and provided general banking services through its banking center network to individuals, professionals and businesses.  Over the past several years, the Company has begun to seek new lines of business to diversify its asset mix and further enhance its profitability. While each new line of business reflects the Company’s efforts to enrich its asset mix, each of these lines of business is an outgrowth of the basic community banking concepts in which the Company has traditionally engaged. The Company principally markets its products and services through the following delivery channels:

Mortgage Lending – The Company utilizes its banking centers to offer a complete line of single family residential mortgage products.  The Company generally retains mortgage loans with variable rates or adjustable rates or with up to 10-year fixed rate terms.  Prior to 2003, the Company typically sold its longer term fixed rate loans into the secondary market, however, over the past 15 months Republic retained some 15 and 20 year fixed rate loans as part of a specific program.  Once closed, the secondary market loans are sold without recourse to institutional investors.  Generally, fixed rate loans in process or held for sale are covered by forward commitments to these investors, thus limiting Republic’s interest rate risk.

During 2002, Republic began a practice of selling the majority of its fixed rate loans with the servicing retained by the Company.  When administering loans with the servicing retained, the responsibility of collecting principal and interest payments, escrowing for taxes and insurance and remitting payments to the secondary market investors remains with Republic.  A fee is received by Republic for performing these standard servicing functions.

Commercial Lending – Commercial loans are primarily real estate secured and are generated at banking centers in the Company’s market areas.  The Company makes commercial loans to a variety of industries and intends to expand this business through focused calling programs, seeking to broaden relationships by providing commercial clients with loan, deposit and cash management services.

Preferred Client Services – Republic has established long standing relationships with the medical communities in its primary markets.  Special loan and deposit products have been tailored to meet the needs of physicians and their practices.

Consumer Lending – Traditional consumer loans made by the Company include automobile loans, home improvement and home equity loans, operating lines of credit and personal loans (both secured and unsecured).  With the exception of home equity loans, which are actively marketed in conjunction with 1-4 family first lien mortgage loans, traditional consumer loan products are not aggressively promoted in Republic’s markets.

Specialized Lending – Republic has pursued specialized lending opportunities to complement its traditional lending programs.  One specialized product line includes Refund Anticipation Loans (“RALs”) processed by Refunds Now®, a program specializing in tax refund anticipation services. Additionally, the Company also originates deferred deposit transactions, which are also commonly referred to as “payday loans.”   In a deferred deposit transaction, customers can receive cash advances in exchange for a check for the advanced amount plus a fixed fee.  See below sections titled “Refunds Now” and “Deferred Deposit Transactions” for additional information.

Internet Banking – Republic continues to expand its market penetration and service delivery by offering clients Internet banking services through republicbank.com. Approximately 38% of the Bank’s existing checking account clients utilize Republic’s Internet banking services as of December 31, 2003.  Republicbank.com is also available to clients outside of Kentucky and has over $134 million in deposits from 48 states and the District of Columbia as of December 31, 2003.

Other Banking Services – The Bank also provides investment management and trust services and engages in life, long term care and title insurance sales, item processing and other related financial institution lines of business.  At December 31, 2003, Republic had approximately $1 billion in trust assets under custody.

Deposits are a key component to the Company’s banking business, serving as a source of funding for lending as well as a means for increasing client account relationships.  In addition, the Company’s overdraft program has become a significant source of fee revenue.  Borrowings, principally from the Federal Home Loan Bank (“FHLB”), and repurchase agreements, provide additional liquidity. Also, the Company’s investment securities, together with cash and cash equivalents, provide an important source of liquidity.  The Company uses a majority of its investments as collateral for borrowings and to secure public fund deposits.

Republic’s operating revenues are derived primarily from interest earned from its loan and investment securities portfolios and fee income from loan, deposit and other banking products.  For information about Republic’s allowance for loan losses and the allocation of the allowance by loan type, see the discussion under the sub-heading  “Financial Condition” of Republic’s 2003 Annual Report to Shareholders, which is incorporated herein by reference.

Information about Republic’s business segments and non-banking lines of business is contained in Note 20 of the Consolidated Financial Statements included in Republic’s 2003 Annual Report to Shareholders, which is incorporated herein by reference.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond our control, which may significantly change the results or expectations of the Company.  Some of these factors are described below; however, many are described in the sections that follow.  There are also other items, which are included in the Annual Report on Form 10-K for the year ended December 31, 2003.  Any factor described in this report or in the Company’s 2003 Annual Report on Form 10-K could, by itself or with other factors, adversely affect our business, results of operations or financial condition.  There are also other factors not described in this report or in the 2003 Annual Report on Form 10-K which could cause our expectations to differ or could produce significantly different results.

Industry Factors

General business and economic conditions can significantly impact the Company’s earnings.  General business and economic conditions in the United States of America and abroad can impact the company.  Conditions include short-term and long-term interest rates, inflation, monetary supply, and fluctuations in both debt and equity markets and the federal and state economies in which we operate.  Economic factors such as a customer’s loss of employment can limit the ability of the customer to repay principal and interest on their outstanding loan.

The Company’s earnings are significantly impacted by the fiscal and monetary polices of federal and state governments.  The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States of America.  Its polices determine, in large part, our cost of funds for lending and investing and the return we earn on those loans and investments, all of which impact our net interest margin.  Its policies can materially affect the value of our financial instruments and earnings and can also affect our borrowers and their ability to repay their loans.

Republic’s industry is highly competitive.  The Company operates in a highly competitive industry that could become even more competitive as a result of legislation, regulatory and technological changes and continued consolidation.  Many of our competitors have fewer regulatory constraints and some have lower cost structures.  Federal legislation could also provide for changes in the banking laws that could impact the financial condition or results of operations of the Company or its subsidiaries.

Republic is heavily regulated by federal and state agencies.  The holding company and its subsidiary banks are heavily regulated at the federal and state levels.  The regulation is intended to protect the depositors, federal deposit insurance funds and the banking system as a whole, not the shareholders of the Company.  Changes in policies, regulations and statutes could significantly impact the earnings or products that Republic may deliver.  Also, failure to comply with laws, regulations or policies could result in significant penalties or sanctions by regulatory agencies.

The Company relies on the accuracy and completeness of information provided by vendors, customers and other counterparties.  In deciding whether to extend credit or enter into transactions with other parties, the Company relies on information furnished by or on behalf of customers or related entities to that customer.  Our financial condition and earnings could be negatively impacted to the extent the Company relies on information that is misleading or inaccurate.

Company Factors

The holding company relies on dividends from its subsidiaries for most of its revenues.  Republic Bancorp, Inc. is a separate legal entity from its subsidiaries.  It receives substantially all of its revenue from dividends from its largest subsidiary, Republic Bank & Trust Company.  Various federal and state laws and regulations limit the amount of dividends that may be paid to the holding company.

The Company’s accounting policies and estimates are key to how we present our financial statements.  Republic’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and making various accounting policies and applying estimates.  Actual outcomes can be materially different than amounts previously estimated.  Management has identified two accounting policies as being critical to the presentation of the Company’s financial statements.  These polices are described below in the section titled “Critical Accounting Policies” and relate to the allowance for loan losses and the valuation of mortgage servicing rights.  Because of the inherent uncertainty of estimates, we cannot provide any assurance that the Company will not significantly increase its allowance for loan losses if actual losses are more than the current amount reserved or recognize a significant provision for impairment of its mortgage servicing rights.

The Company has lines of business or products other than banking.  In addition to traditional banking, i.e. customer loans and deposits, the Company provides RALs and Electronic Refund Checks (ERCs), mortgage banking, ‘Overdraft Honor’ and deferred deposit transactions.  Management believes this diversity helps mitigate the Company’s exposure to significant downturns in any one segment of the banking industry; however, it also means that the Company’s earnings could be subject to different risks and uncertainties.  The following details specific risk factors related to Republic’s lines of business:

•      Mortgage banking activities can be significantly impacted by interest rates.    Changes in interest rates can impact gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of mortgage-related revenues.  A decline in interest rates generally results in higher demand for mortgage products while an increase in rates generally results in a slow down in demand.  If demand increases, mortgage banking revenue will be positively impacted by more gains on sale, however, the valuation of mortgage servicing rights will decrease and may result in a significant impairment.  In addition to the previously mentioned risks, a decline in demand for mortgage banking products could also adversely impact other programs/products in the bank such as, home equity lending, title insurance commissions and service charges on deposit accounts. See below sections for additional discussion of mortgage banking activities.

•      Deferred deposit transactions represent a significant business risk and if the Company terminated the business it would materially impact earnings of the Company. Deferred deposits are transactions whereby customers receive cash advances in exchange for a check for the advanced amount plus a fixed fee (commonly referred to as a “payday loan” or “payday lending”).  Various consumers groups have, from time to time, questioned the fairness of deferred deposit transactions and have accused this industry of charging excessive rates of interest via the fee and engaging in predatory lending practices.  Both federal and state regulatory agencies have also questioned whether this business should be permitted by member Banks.  There can be no assurance that the Federal Deposit Insurance Corporation or others will not impose additional limitations on or prohibit banks from engaging altogether in deferred deposit transactions.  There also can be no assurances that private litigation might not result from the program, or that the Bank’s ability to continue to engage in the business profitably or at all will not be negatively impacted by the requirements of applicable laws, regulations or guidelines. The Company exiting this business, either voluntary or involuntary would significantly reduce earnings.

•      RALs represent a significant business risk and if the Company terminated the business it would materially impact earnings of the Company.   Republic offers Bank products to facilitate the electronic filing of tax returns by individuals across the country. The Company is one of only a few financial institutions in the United States of America that provides this service to potential taxpayers.  Under this program, the taxpayer may receive a RAL or an ERC.  In return, the Company charges a fee for service.  There is credit risk associated with a RAL because the money is dispersed to the client before the Bank receives the client’s refund from the Internal Revenue Service (“IRS”).  There is minimal credit risk with an ERC because the Bank does not disperse the funds to the client until the Company has received the refund from the IRS.  Various consumers groups have, from time to time, questioned the fairness of the Refunds Now program and have accused this industry of charging excessive rates of interest via the fee and engaging in predatory lending practices.  Pressure from these consumer groups could result in the Company exiting this business at any time.  Pressure from these consumer groups to the Company’s regulators could also cause Republic to exit this line of business at any time.  Exiting this line of business, either voluntarily or involuntarily, would significantly reduce earnings.

•      The Company’s ‘Overdraft Honor’ program represents a significant business risk and if the Company terminated the program it would materially impact earnings of the Company. Republic’s “Overdraft Honor” program permits selected clients to overdraft their accounts up to $500 for the Bank’s customary fee.  Customers’ checking accounts that have been current for a certain period of time are allowed the privilege to enter into the program.  This service is not considered extending credit and is considered providing the customer of the Bank with a service of paying checks for a fee when sufficient funds are not available.  This fee, if computed as a percentage of the amount overdrawn, can sometimes result in an extremely high rate of interest and thus be considered excessive by some consumer groups.  There can be no assurance, however, that the FDIC or others will not impose limitations on this program or that the Bank’s ability to engage in the product will not be negatively impacted by federal or other regulatory authorities.  The Company eliminating this program, either voluntarily or involuntarily, would significantly reduce earning.

Republic’s stock price can be extremely volatile.  The Company’s stock price can fluctuate widely in response to a variety of factors.  Factors include, actual or anticipated variations in the Company’s quarterly operating results, recommendations by securities analysts, new technologies, operating and stock price performance of other companies, news reports and changes in government regulations, just to name a few.  The Company also has a low average daily trading volume, which limits a person’s ability to quickly accumulate or quickly divest themselves of Republic’s stock.  In addition, a low average daily trading volume can lead to large price swings based on a relatively few number of shares being traded.

Employees

As of December 31, 2003, the Bank had 645 full-time equivalent employees.  Altogether, Republic had 615 full-time and 60 part-time employees.  None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage.

Competition

The Company actively competes with several local and regional commercial banks, thrifts, credit unions and mortgage companies for deposits, loans and other banking related financial services. There is intense competition in the Company’s markets from other financial institutions as well as other non bank companies that engage in similar activities.  Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Banks. In addition, the Company must compete with much larger financial institutions that have greater financial resources than the Company and, while predominantly headquartered in other states, aggressively competes for market share in Kentucky and southern Indiana.  These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations.  Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, are creating more pressure on smaller financial institutions to consolidate. The Company also competes with insurance companies, consumer finance companies, investment banking firms, brokerage houses, mutual fund managers and investment advisors, as federal law has made it easier for these companies to acquire banks and thus compete directly with the Company.  Retail establishments compete for loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise.  It is anticipated that competition from both bank and non bank entities will continue to remain strong in the near future.

Supervision and Regulation

Republic and the Banks are subject to the laws, regulations and policies of various regulatory authorities. In particular, bank holding companies and their subsidiaries are affected by the credit and monetary policies and operational rules of the Federal Reserve Board (FRB).  Republic and the Banks are also subject to numerous federal and state laws and regulations affecting their business and must undergo periodic examination by federal and state financial institution examiners. The operations and earnings of Republic and the Banks are affected not only by the laws and regulations applicable to the banking business, but also by the policies and interpretations of regulatory authorities.

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (“FDIC”) and the banking system as a whole, and not for the protection of bank holding company shareholders or creditors. The banking agencies have broad enforcement powers over bank holding companies and banks, including the power to mandate particular actions or divestitures, impose substantial fines and other penalties for violations of laws and regulations, to issue cease and desist or removal orders, to seek injunctions, to publicly disclose such actions and to police unsafe or unsound practices. In addition, Republic’s non-banking subsidiaries are also subject to regulation by other agencies. For example, Republic’s non-bank subsidiary engaged in insurance activities is subject to regulation by the Kentucky Department of Insurance.

The following description summarizes some of the laws to which the Company and the Banks are subject.  The descriptions of applicable statutes and regulations are brief summaries of such statutes and regulations, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Company

The Company is a bank holding company that has elected and successfully maintained the status of a financial holding company under the BHCA.  As such, it is subject to supervision, regulation and examination by the FRB.  The BHCA and other federal laws subject bank and financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.   Financial holding company status also compels the Company to maintain high capital ratios and management ratings with respect to its operations.

Bank Acquisitions by Bank and Financial Holding Companies - Republic is required to obtain the prior approval of the FRB under the BHCA before it may, among other things, acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly more than 5% of any class of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks involved, the convenience and needs of the communities to be served and various competitive factors.  Consideration of financial resources generally focuses on capital adequacy, which is discussed below.  Consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977 (CRA).  Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods.

Under the BHCA, so long as it is at least adequately capitalized and adequately managed, Republic may purchase a bank located outside of Kentucky or Indiana.  Similarly, an adequately capitalized and adequately managed bank holding company located outside of Kentucky or Indiana may purchase a bank located inside Kentucky or Indiana.  In each case, however, state law restrictions may be placed on the acquisition of a bank that has been in existence for a limited amount of time or will result in specified concentrations of deposits.  For example, Kentucky law prohibits a bank holding company from acquiring control of banks located in Kentucky if the holding company would then hold more than 15% of the total deposits of all federally-insured depository institutions in Kentucky.

Financial Activities - The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (GLBA), effective March 11, 2000. The GLBA permits bank holding companies to qualify as financial holding companies that may engage in a broad range of financial activities, including underwriting, dealing in and making a market in securities; insurance underwriting and agency activities without geographic or other limitation; and merchant banking.  Republic elected and maintained its status as a financial holding company and, as such, it may engage in financial activities (activities that are financial in nature, such as insurance and securities underwriting and dealing activities) and activities the FRB determines to be complementary to financial activities which do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

The relevant federal bank regulators have adopted regulations identifying certain activities as financial in nature or incidental to financial activities, as well as the procedures that allow a financial holding company to request the FRB’s approval to conduct an activity that is complementary to a financial activity. A financial holding company generally is not required to obtain prior FRB approval in order to engage in the financial activities identified in the GLBA or the FRB regulations. However, a financial holding company cannot commence or acquire any new financial activities if one of its depository institution subsidiaries receives a less than satisfactory CRA rating. In addition, if any of its depository institution subsidiaries ceases being well capitalized or well managed, and compliance is not achieved within 180 days, a financial holding company may be forced, in effect, to cease conducting business as a financial holding company by divesting either its non banking financial activities or its banks.  Moreover, Hart-Scott-Rodino antitrust filing requirements may apply to certain non-bank acquisitions.

Subject to certain exceptions, insured state banks are permitted to control or hold an interest in a financial subsidiary that engages in a broader range of activities (such as securities underwriting) than are permissible for national banks to engage in directly, subject to any restrictions imposed on a bank under the laws of the state under which it is organized. Conducting financial activities through a bank subsidiary can impact capital adequacy and restrictions will apply to affiliate transactions between the bank and its financial subsidiary.

Safe and Sound Banking Practice - Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The FDIC, the Kentucky Department of Financial Institutions and the Indiana Department of Financial Institutions have similar authority with respect to Republic’s bank subsidiaries.

Source of Strength - Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to their support. Such support may restrict the company’s ability to pay dividends, and may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. As noted below, a bank holding company may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary and cross-guarantee provisions (described below) apply to the Company.

The Banks

Republic Bank & Trust Company is a Kentucky chartered commercial banking corporation, the deposits of which are insured by the FDIC.  As such, it is subject to supervision and regulation by the FDIC and the Kentucky Department of Financial Institutions.  Republic Bank & Trust Company of Indiana is an Indiana chartered commercial banking corporation, the deposits of which are insured by the FDIC.  As such, it is subject to supervision and regulation by the FDIC and the Indiana Department of Financial Institutions.  Such supervision and regulation subjects the Banks to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the respective Departments of Financial Institutions of Kentucky and Indiana.  Because the FRB regulates the bank holding company parent of the Banks, the FRB also has supervisory authority that directly affects the Banks.

The Kentucky and Indiana banking statutes prescribe the permissible activities in which a Kentucky or Indiana bank may engage and where those activities may be conducted. Kentucky’s statutes contain a super-parity provision that permits a well rated Kentucky banking corporation (such as Republic Bank & Trust Company) to engage in any banking activity in which a national or state bank operating in any other state or a federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided it first obtains a legal opinion from counsel specifying the statutory or regulatory provisions that permit the activity.

Branching - Kentucky law permits a Kentucky chartered bank to establish a branch office in any county in Kentucky.  A Kentucky bank may also establish a branch office outside of Kentucky. Well capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Commissioner of the Kentucky Department of Financial Institutions upon notice to the Department and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Commissioner, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. An out of state bank is permitted to establish branch offices in Kentucky only by merging with a Kentucky bank. De novo branching into Kentucky by an out of state bank is not permitted.  This difficulty for out of state banks to branch into Kentucky may limit the ability of a Kentucky bank to branch into many states, as several states have reciprocity requirements for interstate branching.

Under Indiana law, an Indiana chartered bank may branch statewide and may establish and maintain a de novo branch or acquire a branch in a state other than Indiana, with the approval or consent of Indiana and the desired state’s authorities.  An out of state bank may establish and maintain a de novo branch in Indiana and may establish and maintain a branch in Indiana through the acquisition of a branch, subject to the prior approval of the bank’s primary regulator and upon notice to the Indiana Department of Financial Institutions.

Restrictions on Affiliate Transactions - Transactions between the Bank and its non-banking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties, which are collateralized by the securities, or obligations of the Company or its subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with the Banks and other nonaffiliated persons.

The FRB promulgated Regulation W to implement Sections 23A and 23B.  That regulation contains the foregoing restrictions and also addresses derivative transactions, overdraft facilities and other transactions between a bank and its non-bank affiliates.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets - Dividends paid by the Bank have provided substantially all of the Company’s operating funds, and that is expected to continue for the foreseeable future.  Capital adequacy requirements and state law serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be undercapitalized. The FRB or the FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. Under Kentucky banking law, the dividends the Bank can pay during any calendar year are generally limited to its profits for that year, plus its retained net profits for the two preceding years, less any required transfers to surplus or to fund the retirement of preferred stock or debt, absent approval of the Commissioner of the Kentucky Department of Financial Institutions. Indiana banking laws prohibit the payment of dividends to the Company by Republic Bank & Trust Company of Indiana for a period of three years after it commenced operations, or May 2004, without prior approval of the Indiana Department of Financial Institutions.

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

Deposit Insurance Assessments - Currently, the FDIC maintains two funds for the insurance of deposits of financial institutions - the Bank Insurance Fund (BIF) for deposits originated by banks (including the Bank) and the Savings Association Insurance Fund (SAIF) for deposits originated by savings associations, including savings association deposits acquired by banks. The Banks must pay assessments to the FDIC for federal deposit insurance protection based on a risk based assessment system. Under this system, FDIC insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF and SAIF assessments is between 0% and 0.40% of deposits.

The Deposit Insurance Funds Act of 1996 requires both BIF and SAIF insured institutions to share the cost of the Financing Corporation bonds, which were issued to initially fund the SAIF, through additional assessments on insured deposits.  Financing Corporation assessments imposed on BIF insured deposits are presently estimated at 152 basis points.

Cross-Guarantee Provisions - The Federal Deposit Insurance Act contains a cross-guarantee provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of its sister depository institution.

Consumer Laws and Regulations -  In addition to the laws and regulations discussed herein, the Banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Housing Act and the Fair and Accurate Transactions Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans. These laws also limit the Banks ability to share information with affiliated and unaffiliated entities.  The Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing business operations.

Various consumers groups have, from time to time, questioned the fairness of deferred deposit transactions and Refund Anticipation Loans, both products provided by the Company.  See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion regarding these products under the headings “Deferred Deposit Transactions” and “Refunds Now.”

Capital Adequacy Requirements

Capital Guidelines - The FRB and the FDIC have substantially similar risk-based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off-balance sheet instruments. Under the risk-based guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. The guidelines require a minimum total risk-based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier I capital elements (generally, common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets). Total capital is the sum of Tier I and Tier II capital. Tier II capital generally may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity securities. As of December 31, 2003, the Company’s ratio of Tier I capital to total risk-weighted assets was 11.99% and its ratio of total capital to total risk-weighted assets was 12.99%. As of December 31, 2003, Republic Bank & Trust Company’s ratio of Tier I capital to total risk-weighted assets was 11.49% and its ratio of total risk based capital to total risk-weighted assets was 12.49%. Republic Bank & Trust Company of Indiana’s Tier I capital to total risk weighted assets was 19.26% and its ratio of total risk based capital to total risk weighted assets was 20.45% at December 31, 2003.

In addition to the risk-based capital guidelines, the FRB uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier I capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2003, the Company’s leverage ratio was 8.08%. The FDIC’s leverage guidelines require state banks to maintain Tier I capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 2003, Republic Bank & Trust Company’s and Republic Bank & Trust Company of Indiana’s leverage ratios were 7.68% and 15.55% as of December 31, 2003. See Note 13 of the Notes to Consolidated Financial Statements included in Republic’s 2003 Annual Report to Shareholders.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The FDIC may establish higher minimum capital adequacy requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

Corrective Measures for Capital Deficiencies - The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under these regulations, a well capitalized bank has a total risk-based capital ratio of 10% or higher; a Tier I risk-based capital ratio of 6% or higher; a leverage ratio of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An adequately capitalized bank has a total risk-based capital ratio of 8% or higher; a Tier I risk-based capital ratio of 4% or higher; a leverage ratio of 4% or higher (3% or higher if the bank was rated a CAMEL 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is undercapitalized if it fails to meet any one of the ratios required to be adequately capitalized.

Undercapitalized institutions are required to submit a capital restoration plan, which must be guaranteed by any holding company of the institution. In addition, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment. A bank’s capital classification will also affect its ability to accept brokered deposits. Under the FDIC regulations, a bank may not lawfully accept, roll over or renew brokered deposits unless either it is well capitalized or it is adequately capitalized and receives a waiver from the FDIC.

If a banking institution’s capital decreases below acceptable levels, the FDIC’s enforcement powers become more enhanced. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

In addition, a bank holding company that elects to be treated as an FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures.  Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions.  More specifically, the FRB’s regulations require a financial holding company to notify the FRB within 15 days of becoming aware that any depository institution controlled by the company has ceased to become well capitalized or well managed.  If the FRB determines that a financial holding company controls a depository institution that is not well capitalized or well managed, the FRB will notify the FHC that it is not in compliance with applicable requirements and require the FHC to enter into an agreement acceptable to the FRB to correct any deficiencies.  Until such deficiencies are corrected, the FRB may impose any limitations or conditions on the conduct or activities of the FHC and its affiliates that the FRB determines are appropriate, and the FHC may not commence any additional activity or acquire control of any company under Section 4(k) of the BHC Act without prior FRB approval.  Unless the period of time for compliance is extended by the FRB, if an FHC fails to correct deficiencies in maintaining its qualification for FHC status within 180 days of entering into an agreement with  the FRB, the FRB may order divestiture of any depository institution controlled by the company.  A company may comply with a divestiture order by ceasing to engage in any financial or other activity that would not be permissible for a bank holding company that has not elected to be treated as an FHC.

Legislative Initiatives

The United States Congress and state legislative bodies continually consider proposals for altering the structure, regulation, and competitive relationships of financial institutions.  It cannot be predicted whether, or in what form, any of these potential proposals or regulatory initiatives will be adopted, the impact they will have on the financial institutions industry or the extent to which the business or financial condition of the Company and its subsidiaries may be affected.

Statistical Disclosures

The statistical information required by Item 1. may be found in the Company’s 2003 Annual Report to Shareholders (Exhibit 13 hereto) which, to the extent indicated, is hereby incorporated herein by reference, as follows:

Guide 3 Disclosures		Page in the Company’s 2003 Annual Report to Shareholders

I. Distribution of Assets, Liabilities and Shareholders’ Equity:
Interest Rates and Interest Differential
A. Average Balance Sheet		30
B. Net Interest Earnings Analysis		28-30
C. Volume/Rate Variance Analysis		31

II. Investment Portfolio
A. Book Value of Investment Securities		37
B. Maturities of Investment Securities		37-38
C. Investment Securities Concentrations		37

III. Loan Portfolio
A. Types of Loans		34
B. Maturities and Sensitivity of Loans to Changes in Interest Rates		34
C. Risk Elements
1.	Non-accrual, Past Due 90 Days or More, and Restructured Loans	36
2.	Potential Problem Loans	54-55
3.	Foreign Outstandings	N/A
4.	Loan Concentrations	34
D. Other Interest-Bearing Assets		N/A

IV. Summary of Loan Loss Experience
A. Analysis of Allowance for Loan Losses		35
B. Allocation of the Allowance for Loan Losses		36

V. Deposits
A. Average Balances		30
B. Maturities of Large Denomination Certificates of Deposit		56
C. Foreign Deposit Liability Disclosure		N/A

VI. Return on Equity and Assets
A. Return on Average Assets		21
B. Return on Average Equity		21
C. Dividend Payout Ratio		21
D. Equity to Assets Ratio		21

VII. Short-Term Borrowings		56

Item 2. Properties

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky.  Republic has 31 banking centers located in Kentucky and two banking centers in southern Indiana.  The location of the 33 banking centers currently in operation and the one banking center proposed to open during 2004, their respective approximate square footage and their form of occupancy is described in the following table:

Kentucky Banking Centers	Square Footage	Owned (O)/ Leased (L)

Louisville Metropolitan Area
2801 Bardstown Road, Louisville (1)	5,000	L
601 West Market Street, Louisville (1)	49,000	L
661 South Hurstbourne Parkway, Louisville (1)	27,000	L
4921 Brownsboro Road, Louisville	2,000	L
4655 Outer Loop, Louisville	3,000	L
5320 Dixie Highway, Louisville	5,000	O/L (2)
3950 Kresge Way, Suite 108, Louisville	900	L
9600 Brownsboro Road, Louisville (1)	15,000	L
3726 Lexington Road, Louisville	4,000	L
10100 Brookridge Village Blvd, Louisville	5,000	O/L (2)
9101 U.S. Highway 42, Prospect	4,000	O/L (2)
2028 West Broadway, Louisville	2,000	L
11330 Main Street, Middletown	5,000	O/L (2)
3902 Taylorsville Road, Louisville	4,000	O/L (2)
224 East Muhammad Ali Blvd, Louisville	400	L (2), (4)
3811 Ruckriegel Parkway, Louisville	4,000	O/L (2)
5125 New Cut Road, Louisville	3,750	O/L (2)
1420 Poplar Level Road, Louisville	3,000	O (2)
3605 Fern Valley Road, Suite 101, Louisville	4,000	L (2)

Lexington
651 Perimeter Drive	4,000	L
2401 Harrodsburg Road	4,000	O
641 East Euclid Avenue	4,000	O
3098 Helmsdale Place	4,000	O/L (2)
3608 Walden Drive	4,000	O/L (2)

Frankfort
100 Highway 676, Frankfort	4,000	O/L (2)
1001 Versailles Road, Frankfort	4,000	O

Bowling Green, 1700 Scottsville Road	4,000	O

Owensboro, 3500 Frederica Street	5,000	O

Elizabethtown, 1690 Ring Road	21,000	O

Shelbyville, 1614 Midland Trail	5,000	O/L (2)

Georgetown, 430 Connector Road	4,000	O/L (2)

Support and Operations

125-127-129 South Sixth Street, Louisville	5,000	L

Indiana Banking Centers

610 Eastern Boulevard, Clarksville (1)	3,000	L
3001 Charlestown Crossing Way, New Albany	2,000	L
3141 Highway 62, Jeffersonville	4,435	O (3)

(1)

Locations are leased from Republic’s Chairman, Mr. Bernard M. Trager, or from partnerships in which Republic’s Chairman and Chief Executive Officer (Steven E. Trager) are partners. See Item 13 of this Report.

(2)	The banking centers at these locations are owned by Republic; however, they are located on land that is leased through long-term agreements with third parties.
(3)	Property scheduled to open in early 2004.
(4)	Permanent building’s square footage which is scheduled to open in 2006. A temporary facility, which is approximately 480 square feet, will be in operation until that date.

Item 3.  Legal Proceedings

In the ordinary course of operations, Republic and the Banks are defendants in various legal proceedings.  In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Banks.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Security Holder Matters

The information captioned “MARKET AND DIVIDEND INFORMATION” included in the Company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.  In addition, information under the sub-heading “Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference.

Republic has made available to its employees participating in its 401(k) plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common stock of Republic.  Shares are purchased by the independent trustee, administering the plan, from time to time in the open market in broker’s transactions.  As of December 31, 2003, the trustee held 188,786 shares of Class A Common stock on behalf of the plan.

Item 6.  Selected Financial Data

The information captioned “SELECTED CONSOLIDATED FINANCIAL DATA” included in the Company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL HIGHLIGHTS

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2003	2002	2001
Income Statement Data:
Interest income	$119,060	$106,101	$117,396
Interest expense	36,795	41,761	57,917
Net interest income	82,265	64,340	59,479
Provision for loan losses	6,574	3,338	3,493
Non interest income	30,933	24,522	19,741
Non interest expenses	62,859	53,839	50,340
Income before income tax expense	43,765	31,685	25,387
Net income	28,203	20,489	16,808

Balance Sheet Data:
Total assets	$2,127,771	$1,752,706	$1,590,831
Total securities	410,931	288,459	293,945
Total loans, net	1,567,993	1,299,915	1,176,094
Allowance for loan losses	13,959	10,148	8,607
Total deposits	1,297,112	1,040,190	866,358
Repurchase agreements and other short-term borrowings	220,040	224,929	282,023
Federal Home Loan Bank borrowings	420,178	319,299	296,950
Total stockholders’ equity	169,379	150,796	125,115

Per Share Data:
Basic Class A Common Stock earnings per share	$1.67	$1.23	$1.04
Basic Class B Common Stock earnings per share	1.62	1.21	1.03
Diluted Class A Common Stock earnings per share	1.64	1.20	1.01
Diluted Class B Common Stock earnings per share	1.59	1.19	0.99
Market value	19.54	11.27	13.49
Book value	9.96	8.96	7.77
Cash dividends declared per Class A Common Stock	0.506	0.209	0.176
Cash dividends declared per Class B Common Stock	0.460	0.190	0.160

Performance ratios:
Return on average assets(ROA)	1.47%	1.25%	1.10%
Return on average equity (ROE)	16.88	14.44	13.85
Net interest margin	4.50	4.07	4.04

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth Republic’s selected consolidated historical financial information from 1999 through 2003. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes. Factors affecting the comparability of certain indicated periods are discussed in  “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2003	2002	2001	2000	1999

Income Statement Data:
Interest income	$119,060	$106,101	$117,396	$118,660	$97,157
Interest expense	36,795	41,761	57,917	66,851	49,552
Net interest income	82,265	64,340	59,479	51,809	47,605
Provision for loan losses	6,574	3,338	3,493	1,382	1,806
Non interest income	30,933	24,522	19,741	8,859	10,084
Non interest expenses	62,859	53,839	50,340	40,029	37,383
Income before income tax expense	43,765	31,685	25,387	19,257	18,500
Net income	28,203	20,489	16,808	12,921	12,252

Balance Sheet Data:
Total assets	$2,127,771	$1,752,706	$1,590,831	$1,508,072	$1,368,983
Total securities	410,931	288,459	293,945	275,568	214,558
Total loans, net	1,567,993	1,299,915	1,176,094	1,136,531	1,031,512
Allowance for loan losses	13,959	10,148	8,607	7,862	7,862
Total deposits	1,297,112	1,040,190	866,358	863,761	800,909
Repurchase agreements and other short-term borrowings	220,040	224,929	282,023	263,001	215,718
Federal Home Loan Bank borrowings	420,178	319,299	296,950	246,050	231,383
Total stockholders’ equity	169,379	150,796	125,115	116,942	103,770

Per Share Data:
Basic Class A Common Stock earnings per share	$1.67	$1.23	$1.04	$0.78	$0.73
Basic Class B Common Stock earnings per share	1.62	1.21	1.03	0.77	0.72
Diluted Class A Common Stock earnings per share	1.64	1.20	1.01	0.76	0.71
Diluted Class B Common Stock earnings per share	1.59	1.19	0.99	0.75	0.69
Market value	19.54	11.27	13.49	6.19	8.56
Book value	9.96	8.96	7.77	7.04	6.22
Cash dividends declared per Class A Common Stock	0.506	0.209	0.176	0.151	0.118
Cash dividends declared per Class B Common Stock	0.460	0.190	0.160	0.138	0.108

Performance Ratios:
Return on average assets	1.47%	1.25%	1.10%	0.89%	0.98%
Return on average equity	16.88	14.44	13.85	11.77	11.90
Net interest margin	4.50	4.07	4.04	3.71	3.96
Efficiency ratio	56	61	64	66	65

Asset Quality Ratios:
Non-performing assets to total loans	0.82%	0.78%	0.48%	0.40%	0.38%
Net loan charge offs to average loans	0.19	0.15	0.23	0.12	0.19
Allowance for loan losses to total loans	0.88	0.77	0.73	0.69	0.76
Allowance for loan losses to non-performing loans	108	103	154	193	213

Capital Ratios:
Average stockholders’ equity to average total assets	8.69%	8.65%	7.96%	7.58%	8.27%
Tier 1 leverage	8.08	9.02	8.36	8.13	8.61
Tier 1 risk based capital	11.99	12.77	12.44	12.01	13.36
Total risk based capital	12.99	13.64	13.26	12.78	14.28
Dividend payout ratio	30	17	17	19	16

Other Key Data:
End of period full time equivalent employees	645	570	532	462	467
Number of bank offices	31	25	22	22	21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or “the Company”) analyzes the major elements of Republic’s balance sheets and statements of income.  Republic, a bank holding company headquartered in Louisville, Kentucky, is the parent of Republic Bank & Trust Company, Republic Bank & Trust Company of Indiana  (collectively “Bank”) and Republic Funding Company.  This section should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying Notes and other detailed information.

This discussion includes various forward-looking statements with respect to credit quality including but not limited to delinquency trends and the adequacy of the allowance for loan losses, corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters.  Broadly speaking, forward-looking statements include:

•                  projections of the Company’s revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

•                  descriptions of plans or objectives of the Company’s management for future operations, products or services;

•                  forecasts of Republic’s future economic performance; and

•                  descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about:

•                  future credit losses and non-performing assets;

•                  the future value of mortgage servicing rights;

•                  the impact of new accounting standards;

•                  future short-term and long-term interest rate levels and their impact on Republic’s net interest margin, net income, liquidity and capital; and

•                  future capital expenditures.

Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions.  Do not unduly rely on forward-looking statements.  They detail management’s expectations about the future and are not guarantees.  Forward-looking statements speak only as of the date they are made and management may not update them to reflect changes that occur after the date the statements are made.

There are several factors, many beyond management’s control, that could cause results to differ significantly from management’s expectations.  These factors include, among other things, industry factors and company factors.

COMPANY OVERVIEW

As of December 31, 2003, Republic had a total of 29 banking centers in Kentucky communities and two in southern Indiana.  Republic’s two primary market areas are located in North Central and Central Kentucky.  The North Central Kentucky market includes the Louisville metropolitan area.  Louisville, the largest city in Kentucky, is the location of Republic’s headquarters and the location of 18 banking centers at December 31, 2003.  Republic’s Central Kentucky market includes 11 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (2); Lexington, the second largest city in Kentucky (5); Owensboro  (1); and Shelbyville (1) at December 31, 2003.  Republic Bank & Trust Company of Indiana has offices located in New Albany and Clarksville, Indiana.  Republic has also announced plans to open one additional banking center in its

Louisville market and one in both the southern Indiana and Georgetown, Kentucky markets during early 2004.

Republic has developed a community banking network, with most of its banking centers located either in separate communities or portions of urban areas that represent distinct communities. Each of Republic’s banking centers is managed by one or more officers with the authority to make loan decisions within Company policies and guidelines.

Republic continues to seek and evaluate additional expansion opportunities, either through the establishment of de novo banking centers and/or through acquisitions of existing institutions in the financial services industry and ancillary non banking businesses. The Company intends to continue to consider various strategic acquisitions of banks, banking assets or financial services entities related to banking in those geographical areas that management believes would complement and increase Republic’s existing business lines, or expansion in new market areas or product lines that management determines would be in the best interest of the Company and its shareholders.

Republic’s operating revenues are derived primarily from interest earned from its loan and investment securities portfolios and fee income from loan, deposit and other banking products.  The Company has historically extended credit and provided general banking services through its banking center network to individuals, professionals and businesses.  Over the past several years, the Company has begun to seek new lines of business to diversify its asset mix and further enhance its profitability. While each new line of business reflects the Company’s efforts to enrich its asset mix, each of these lines of business is an outgrowth of the basic community banking concepts in which the Company has traditionally engaged. The Company principally markets its products and services through the following delivery channels:

Mortgage Lending – The Company utilizes its banking centers to offer a complete line of single family residential mortgage products.  The Company generally retains mortgage loans with variable rates or adjustable rates or with up to 10-year fixed rate terms.  Prior to 2003, the Company typically sold its longer term fixed rate loans into the secondary market, however, over the past 15 months Republic retained some 15 and 20 year fixed rate loans as part of a specific program.  Once closed, the secondary market loans are sold without recourse to institutional investors.  Generally, fixed rate loans in process or held for sale are covered by forward commitments to these investors, thus limiting Republic’s interest rate risk.

During 2002, Republic began a practice of selling the majority of its fixed rate loans with the servicing retained by the Company.  When administering loans with the servicing retained, the responsibility of collecting principal and interest payments, escrowing for taxes and insurance and remitting payments to the secondary market investors remains with Republic.  A fee is received by Republic for performing these standard servicing functions.

Commercial Lending – Commercial loans are primarily real estate secured and are generated at banking centers in the Company’s market areas.  The Company makes commercial loans to a variety of industries and intends to expand this business through focused calling programs, seeking to broaden relationships by providing commercial clients with loan, deposit and cash management services.

Preferred Client Services – Republic has established long standing relationships with the medical communities in its primary markets.  Special loan and deposit products have been tailored to meet the needs of physicians and their practices.

Consumer Lending – Traditional consumer loans made by the Company include automobile loans, home improvement and home equity loans, operating lines of credit and personal loans (both secured and unsecured).  With the exception of home equity loans, which are actively marketed in conjunction with 1-4 family first lien mortgage loans, traditional consumer loan products are not aggressively promoted in Republic’s markets.

Specialized Lending – Republic has pursued specialized lending opportunities to complement its traditional lending programs.  One specialized product line includes Refund Anticipation Loans (“RALs”) checks processed by Refunds Now ®, a program specializing in tax refund anticipation services.   Additionally, the Company also originates deferred deposit transactions, which are also commonly referred to as “payday loans.”   In a deferred deposit transaction, customers can receive cash advances in exchange for a check for the advanced amount plus a fixed fee.  See below sections titled “Refunds Now” and “Deferred Deposit Transactions” for additional information.

Internet Banking – Republic continues to expand its market penetration and service delivery by offering clients Internet banking services through republicbank.com. Approximately 38% of the Bank’s existing checking account clients utilize Republic’s Internet banking services as of December 31, 2003.  Republicbank.com is also available to clients outside of Kentucky and has over $134 million in deposits from 48 states and the District of Columbia as of December 31, 2003.

Other Banking Services – The Bank also provides investment management and trust services and engages in life, long term care and title insurance sales, item processing and other related financial institution lines of business.  At December 31, 2003, Republic had approximately $1 billion in trust assets under custody.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond our control, which may significantly change the results or expectations of the Company.  Some of these factors are described below; however, many are described in the sections that follow.  There are also other items, which are included in the Annual Report on Form 10-K for the year ended December 31, 2003.  Any factor described in this report or in the Company’s 2003 Annual Report on Form 10-K could, by itself or with other factors, adversely affect our business, results of operations or financial condition.  There are also other factors not described in this report or in the 2003 Annual Report on Form 10-K which could cause our expectations to differ or could produce significantly different results.

Industry Factors

General business and economic conditions can significantly impact the Company’s earnings.  General business and economic conditions in the United States of America and abroad can impact the company.  Conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity markets and the federal and state economies in which we operate.  Economic factors such as a customer’s loss of employment can limit the ability of the customer to repay principal and interest on their outstanding loan.

The Company’s earnings are significantly impacted by the fiscal and monetary polices of federal and state governments.  The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States of America.  Its polices determine, in large part, our cost of funds for lending and investing and the return we earn on those loans and investments, all of which impact our net interest margin.  Its policies can materially affect the value of our financial instruments and earnings and can also affect our borrowers and their ability to repay their loans.

Republic’s industry is highly competitive.  The Company operates in a highly competitive industry that could become even more competitive as a result of legislation, regulatory and technological changes and continued consolidation.  Many of our competitors have fewer regulatory constraints and some have lower cost structures.  Federal legislation could also provide for changes in the banking laws that could impact the financial condition or results of operations of the Company or its subsidiaries.

Republic is heavily regulated by federal and state agencies.  The holding company and its subsidiary banks are heavily regulated at the federal and state levels.  The regulation is intended to protect the depositors, federal deposit insurance funds and the banking system as a whole, not the shareholders of the Company.  Changes in policies, regulations and statutes could significantly impact the earnings or products that Republic may deliver.  Also, failure to comply with laws, regulations or policies could result in significant penalties or sanctions by regulatory agencies.

The Company relies on the accuracy and completeness of information provided by vendors, customers and other counterparties.  In deciding whether to extend credit or enter into transactions with other parties, the Company relies on information furnished by or on behalf of customers or related entities to that customer.  Our financial condition and earnings could be negatively impacted to the extent the Company relies on information that is misleading or inaccurate.

Company Factors

The holding company relies on dividends from its subsidiaries for most of its revenues.  Republic Bancorp, Inc. is a separate legal entity from its subsidiaries.  It receives substantially all of its revenue from dividends from its largest subsidiary, Republic Bank & Trust Company.  Various federal and state laws and regulations limit the amount of dividends that may be paid to the holding company.

The Company’s accounting policies and estimates are key to how we present our financial statements.  Republic’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and making various accounting policies and applying estimates.  Actual outcomes can be materially different than amounts previously estimated.  Management has identified two accounting policies as being critical to the presentation of the Company’s financial statements.  These polices are described below in the section titled “Critical Accounting Policies” and relate to the allowance for loan losses and the valuation of mortgage servicing rights.  Because of the inherent uncertainty of estimates, we cannot provide any assurance that the Company will not significantly increase its allowance for loan losses if actual losses are more than the current amount reserved or recognize a significant provision for impairment of its mortgage servicing rights.

The Company has lines of business or products other than banking.  In addition to traditional banking, i.e. customer loans and deposits, the Company provides RALs and ERCs, mortgage banking, ‘Overdraft Honor’ and deferred deposit transactions.  Management believes this diversity helps mitigate the Company’s exposure to significant downturns in any one segment of the banking industry; however, it also means that the Company’s earnings could be subject to different risks and uncertainties.  The following details specific risk factors related to Republic’s lines of business:

•                  Mortgage banking activities can be significantly impacted by interest rates.    Changes in interest rates can impact gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of mortgage-related revenues.  A decline in interest rates generally results in higher demand for mortgage products while an increase in rates generally results in a slow down in demand.  If demand increases, mortgage banking revenue will be positively impacted by more gains on sale, however, the valuation of mortgage servicing rights will decrease and may result in a significant impairment.  In addition to the previously mentioned risks, a decline in demand for mortgage banking products could also adversely impact other programs/products in the bank such as, home equity lending, title insurance commissions and service charges on deposit accounts. See below sections for additional discussion of mortgage banking activities.

•                  Deferred deposit transactions represent a significant business risk and if the Company terminated the business it would materially impact earnings of the Company. Deferred deposits are transactions whereby customers receive cash advances in exchange for a check for the advanced amount plus a fixed fee (commonly referred to as a “payday loan” or “payday lending”).  Various consumers groups have, from time to time, questioned the fairness of deferred deposit transactions and have accused this industry of charging excessive rates of interest via the fee and engaging in predatory lending practices.  Both federal and state regulatory agencies have also questioned whether this business should be permitted by member Banks.  There can be no assurance that the Federal Deposit Insurance Corporation or others will not impose additional limitations on or prohibit banks from engaging altogether in deferred deposit transactions.  There also can be no assurances that private litigation might not result from the program, or that the Bank’s ability to continue to engage in the business profitably or at all will not be negatively impacted by the requirements of applicable laws, regulations or guidelines. The Company exiting this business, either voluntary or involuntary would significantly reduce earnings.  See additional discussion about this product in a separate section titled “Deferred Deposit Transactions” below.

•                  RALs represent a significant business risk and if the Company terminated the business it would materially impact earnings of the Company.   Republic offers Bank products to facilitate the electronic filing of tax returns by individuals across the country. The Company is one of only a few financial institutions in the United States o of America that provides this service to potential taxpayers.  Under this program, the taxpayer may receive a RAL or an ERC.  In return, the Company charges a fee for service.  There is credit risk associated with a RAL because the money is dispersed to the client before the Bank receives the client’s refund from the Internal Revenue Service (“IRS”).  There is minimal credit risk with an ERC because the Bank does not disperse the funds to the client until the Company has received the refund from the IRS.  Various consumers groups have, from time to time, questioned the fairness of the Refunds Now program and have accused this industry of charging excessive rates of interest via the fee and engaging in predatory lending practices.  Pressure from these consumer groups could result in the Company exiting this business at any time.  Pressure from these consumer groups to the Company’s regulators could also cause Republic to exit this line of business at any time.  Exiting this line of business, either voluntarily or involuntarily, would significantly reduce earnings.  See additional discussion about this product in section titled “Refunds Now” below.

•                  The Company’s ‘Overdraft Honor’ program represents a significant business risk and if the Company terminated the program it would materially impact earnings of the Company. Republic’s “Overdraft Honor” program permits selected clients to overdraft their accounts up to $500 for the Bank’s customary fee.  Customers’ checking accounts that have been current for a certain period of time are allowed the privilege to enter into the program.  This service is not considered extending credit and is considered providing the customer of the Bank with a service of paying checks for a fee when sufficient funds are not available.  This fee, if computed as a percentage of the amount overdrawn, can sometimes result in an extremely high rate of interest and thus be considered excessive by some consumer groups.  There can be no assurance, however, that the FDIC or others will not impose limitations on this program or that the Bank’s ability to engage in the product will not be negatively impacted by federal or other regulatory authorities.  The Company eliminating this program, either voluntarily or involuntarily, would significantly reduce earning.

Republic’s stock price can be extremely volatile.  The Company’s stock price can fluctuate widely in response to a variety of factors.  Factors include, actual or anticipated variations in the Company’s quarterly operating results, recommendations by securities analysts, new technologies, operating and stock price performance of other companies, news reports and changes in government regulations, just to name a few.  The Company also has a low average daily trading volume, which limits a person’s ability to quickly accumulate or quickly divest themselves of Republic’s stock.  In addition, a low average daily trading volume can lead to large price swings based on a relatively few number of shares being traded.

HIGHLIGHTS

Net income for 2003 was $28.2 million, representing an increase of $7.7 million over 2002.  Diluted earnings per Class A Common Stock increased 37% for the year to $1.64.  Republic’s rise in earnings was primarily due to increased net interest income including deferred deposit transactions, gain on sale of mortgage loans, service charges on deposit accounts and increased earnings at Refunds Now (as described below).  Following is a brief description of a few Company highlights during 2003:

1)              Republic’s total assets surpassed $2 billion during the year ending 2003 with $2.1 billion in total assets.  As of December 31, 2003, Republic was the second largest independently- owned, Kentucky-based bank holding company.

2)              Net interest income grew 28% during the year as the Company continued to benefit from a decline in short-term market interest rates combined with growth in the loan portfolio, particularly in residential real estate loans, deferred deposit transactions and RALs. The Company continued a program in 2003 of retaining fixed rate residential real estate loans and funding the loans with long-term Federal Home Loan Bank (“FHLB”) advances and brokered CDs with laddered maturities while achieving an approximate spread of 2.00%.

3)              Republic reported another strong year in its mortgage banking operations as favorable long-term market interest rates, coupled with the Company’s promotion of its “$999” maximum closing cost product, led to strong gains on the sale of 1-4 family, fixed rate residential real estate loans into the secondary market.  Altogether, the Company sold over $850 million in secondary market loans during 2003.

4)              Refunds Now reported record earnings during 2003 due to a substantial increase in transaction volume related to new sales and a shift in product mix to more RAL products.  Overall, the number of tax preparers serviced by Refunds Now during 2003 increased 79% over 2002 to 5,600 tax offices.

5)              Republic opened six new banking centers during 2003 with three additional locations under construction that are scheduled to open early in 2004.

6)              Service charges on deposit accounts increased significantly during the year as the Company’s checking accounts grew by nearly 10,000 accounts.  A large number of these new accounts were added in conjunction with the Company’s promotion of its “$999” maximum closing cost, fixed rate mortgage product, which requires a primary checking account to receive the favorable fixed closing cost.  Service charges on deposit accounts also benefited from accounts opened at Republic’s six new banking centers during 2003 and from the growth in the number of accounts eligible for the Company’s “Overdraft Honor” program.

7)              Loans increased $272 million or 21% as Republic retained approximately $180 million in fixed rate residential real estate loans, which the Company traditionally sold into the secondary market.  Republic also achieved a $56 million increase in home equity loans outstanding as the Company added over 5,000 new home equity lines of credit during 2003.  These new lines of credit primarily originated from cross-selling opportunities created in conjunction with the Company’s “$999” mortgage product.

8)              The Company grew its deferred deposit transactions outstanding to $28 million at December 31, 2003.

Republic reported net income during 2002 of $20.5 million compared to $16.8 million for 2001, an increase of 22%. Diluted earnings per Class A Common Stock shares increased 19% to $1.20 for the year ended December 31, 2002.   On a percentage basis, the increase in diluted earnings per Class A Common Stock increased less than net income primarily due to the conversion of Republic’s guaranteed preferred beneficial interests in the Company’s subordinated debentures.  The rise in earnings for 2002 was primarily attributable to increased net interest income, increased income associated with Refunds Now, gains on the sale of loans into the secondary market and service charges on deposits. Republic’s book value increased from $7.77 at December 31, 2001 to $8.96 per share at December 31, 2002.

The following table summarizes selected financial information regarding Republic’s financial performance:

Table 1 – Summary

Years Ended December 31, (dollars in thousands)	2003	2002	2001

Net income	$28,203	$20,489	$16,808
Diluted earnings per Class A Common Stock	1.64	1.20	1.01
Return on average assets (ROA)	1.47%	1.25%	1.10%
Return on average equity (ROE)	16.88	14.44	13.85

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Republic’s consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.

Management continually evaluates the Company’s accounting policies and estimates it uses to prepare the consolidated financial statements.  In general, management’s estimates are based on historical experience, on information from regulators and third party professionals and on various assumptions that are believed to be reasonable.  Actual results could differ from those estimates made by management.

Critical accounting policies are those that management believes are the most important to the portrayal of the Company’s financial condition and results and require management to make estimates that are difficult, subjective or complex.  Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements.  These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available pricing, sensitivity of the estimates to changes in economic conditions and whether alternative methods of accounting may be utilized under accounting principles generally accepted in the United States of America.  Management has discussed the identification and determination of critical accounting policies with the Company’s Audit Committee.

Republic believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and mortgage servicing rights.

Allowance for Loan Losses – Republic maintains an allowance for probable credit losses inherent in the Company’s loan portfolio.  Management evaluates the adequacy of the allowance for loan losses on a quarterly basis and regularly presents and discusses the analysis with the Audit Committee and the board of directors.  Management estimates the allowance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower capacity, estimated collateral values, economic conditions, regulatory requirements and guidance and other factors.  While management estimates the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial real estate portfolio are more dependent upon credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off.  Loan losses are charged against the allowance at the point when management deems a loan uncollectible.

Management makes allocations within the allowance for specifically classified loans regardless of loan amount, collateral or loan type.  Loans that are past due 90 days or more and that are not specifically classified are uniformly assigned a risk-weighted percentage ranging from 15% to 100% of the loan balance based upon loan type.  Management evaluates the remaining loan portfolio by utilizing the historical loss rate for each respective loan type.  Both an average five-year loss rate and a loss rate based on heavier weighting of the previous two years’ loss experience are utilized in the analysis.  Specialized loan categories are evaluated by utilizing subjective factors in addition to a historical loss calculation to determine a loss allocation for each of those types.   Because this analysis or any similar analysis is an imprecise measure of loss, the allowance is subject to ongoing adjustments.  Therefore, management will also take into account other significant factors as may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Based on management’s calculation, an allowance of $14 million or 0.88% of total loans was an adequate estimate of losses within the loan portfolio as of December 31, 2003.  This estimate resulted in a provision for loan losses on the income statement of $6.6 million during 2003.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) represent an estimate of the present value of future cash servicing income, net of estimated costs that Republic expects to receive on loans sold with servicing retained by the Company.  MSRs are capitalized as separate assets when loans are sold and servicing is retained.  This transaction is posted to net gain on sale of loans, a component of mortgage banking income.  The carrying value of MSRs is amortized in proportion to and over the period of, net servicing income.  The amortization is recorded as a reduction to mortgage banking income.  The total MSR asset, net of amortization, recorded at December 31, 2003 is $5 million.

The carrying value of the MSRs asset is periodically reviewed for impairment based on the fair value of the MSRs, using groupings of the underlying loans by interest rates and by geography and prepayment characteristics.  Any impairment of a grouping would need to be reported as a valuation allowance.  A primary factor influencing the fair value is the estimated life of the underlying loans serviced.  The estimated life of the loans serviced is significantly influenced by market interest rates.  During a period of declining interest rates, the fair value of the MSRs should decline due to expected prepayments within the portfolio.  Alternatively, during a period of rising interest rates the fair value of MSRs should increase as prepayments on the underlying loans would be expected to decline. Management utilizes an independent third party on a quarterly basis to assist with the fair value estimate of the MSRs.  Based on the estimated fair value at December 31, 2003 and 2002, management determined no impairment of these assets existed.  On an ongoing basis, management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Company.

DEFERRED DEPOSIT TRANSACTIONS

Deferred deposits are transactions whereby customers typically receive cash advances in exchange for a check for the advanced amount plus a fixed fee (commonly referred to as a “payday loan” or “payday lending”). Republic agrees to delay presentment of the check for payment until the advance due date, typically 14 to 31 days from the cash advance date.  On or before the advance due date, the customer can redeem his or her check in cash for the amount of the advance plus the fee.  If the customer does not reclaim the check in cash by the advance due date, the check is deposited.  Based on accounting principles generally accepted in the United States of America, these transactions are recorded as loans on the Company’s financial statements and the corresponding fees are recorded as a component of interest income on loans.

The Company has been conducting a deferred deposit transaction business, in conjunction with third party marketer/servicers since August 2001.  In the fourth quarter of 2002, the Company entered into contracts with two third party marketer/servicers in order to increase its deferred deposit transaction business.  During 2003, the Company further expanded its relationship with one of its marketer/servicers that contributed to a substantial increase in deferred deposit transactions.  Total outstandings were $28 million at December 31, 2003 compared to $3 million at December 31, 2002.  Management anticipates deferred deposit transactions outstanding will decrease by the end of the first quarter of 2004 due to seasonality, but does not believe the decrease will exceed 25% of deferred deposit outstandings at December 31, 2003.  FDIC guidance issued in July 2003 requires that banks limit deferred deposit transaction outstandings to the lesser of 25% of Tier I capital or the amount that actual capital levels exceed the “well-capitalized” classification for Tier I and total capital.  Based on the Bank’s capital levels at year end, deferred deposit transaction outstandings were well below the Bank’s regulatory limit of $40 million.

The marketer/servicers with which the Company does business have at times experienced legal and or regulatory obstacles in some states in which they do business.  In these states, laws have been enacted or amended to prohibit or limit their ability to conduct business without a financial institution partner.  In addition, the Comptroller of the Currency has effectively prohibited national banks from conducting this business.  This has provided opportunities for certain state-chartered commercial banks to enter the business and increase earnings with acceptable capital outlays.

The legal and regulatory climate for this product also continues to change.  The FDIC’s final guidance issued in July 2003 characterizes deferred deposit transactions as presenting substantial credit risks for lenders, because among other things, the loans are unsecured and the borrower generally has limited financial resources as well as increased transaction, legal and reputation risks when a third party arrangement is used.  This guidance proposes, among other items, that banks hold significantly more capital than would be required for other sub-prime type loans, suggesting required capital of as much as 100% of deferred deposit transactions outstanding.  The guidance also requires that the allowance for loan and lease losses be adequate and take into account that many such transactions remain outstanding beyond their initial term due to renewals and rollovers, that deferred deposit transactions be classified “substandard,” and that transactions outstanding for more than 60 days generally be classified as “loss.”  The guidance also prescribes limits on the ability of a borrower to renew or rollover a deferred deposit transaction and on the number of transactions that can be entered into with an individual customer within a given period of time.  The guidance requires examiners to assess the bank’s risk management program for third party marketing and servicing relationships, including the bank’s due diligence process for selecting third party marketing and servicing providers and its monitoring of the third party’s activities and performance.  Banks are also advised to carefully evaluate compliance with consumer protection laws and applicable regulations.

The Company believes that it has adequately considered and addressed the risks associated with its deferred deposit transaction business, including the risks discussed in the FDIC guidelines and that the Company’s size, technological resources and experience in the successful management of non- traditional product lines, among other factors, will enable the Company to effectively manage and control its participation in the deferred deposit transaction business.  There can be no assurance, however, that the FDIC or others will not impose additional limitations on or prohibit banks from engaging altogether in deferred deposit transactions, that private litigation might not result from the program, or that the Bank’s ability to continue to engage in the business profitably or at all will not be negatively impacted by the requirements of applicable laws, regulations or guidelines.

REFUNDS NOW

Refunds Now is a tax refund processing service for taxpayers receiving both federal and state tax refunds through tax preparers located nationwide.  RALs are made to taxpayers filing income tax returns electronically.  The RALs are repaid by the taxpayer when the taxpayer’s refunds are electronically received by the Bank from governmental taxing authorities.  Refunds Now also provides ERCs and electronic refund deposits (“ERDs”) to taxpayers.  After receiving refunds electronically from governmental taxing authorities, a check or a direct payment to the taxpayer’s account is issued for the amount of the refund, less fees.

For 2003, Refunds Now generated $7.4 million in RAL fees, compared to $156,000 for the same period in 2002. Refunds Now also received $4.0 million in ERC fees during 2003, compared to $3.2 million during 2002.  The total volume of tax return refunds processed during the 2002 tax season was $1.1 billion (approximately $250 million in RALs and $850 million in ERCs), a 48% increase over the volume processed for the 2001 tax season.  Internal analysis of government tax refund payments to recipients not approved for a RAL during the 2002 tax season resulted in an increase in the number of RAL applications approved during the 2003 tax season.  This resulted in a shift in product mix toward the RAL product.  In addition, the total number of tax preparers served by Refunds Now during 2003 increased 79% over 2002.  Overall, RAL volume increased 81% during 2003 compared to 2002 while ERC volume rose 102% for the same period.

RESULTS OF OPERATIONS

Net Interest Income

The principal source of Republic’s revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as market interest rates.

For 2003, net interest income was $82.3 million, up $17.9 million over 2002.  The Company was able to increase its net interest income primarily through increased loan volume and a reduction in the Company’s cost of funds.  Fees from deferred deposit transactions, which increased $6.2 over the $1.4 million recognized during 2002 and fees from RALs, which increased $3.4 million over the $3.3 million recognized during 2002, were major components of the overall increase for 2003.  The Company also experienced an increase in net interest income as a result of growth in the loan portfolio resulting primarily from the retention of nearly $240 million in fixed-rate residential real estate loans since October 2002.

Overall, the Company’s net interest spread and net interest margin were higher in 2003 compared to 2002.  The increase in spread and margin resulted from a sharp decrease in cost of funds without a corresponding decrease in yield on interest-earning assets.  Republic was able to minimize the decrease in its yield on interest-earning assets primarily through increased fees from deferred deposit transactions and RALs.   While the Company believes that these fees will continue for the foreseeable future, as stated above, there is regulatory risk and other risk inherent in these sources of income which could limit their future availability.

During 2003, the Company also began to experience compression of its net interest spread and margin. This resulted primarily from the $240 million in residential real estate loans that were retained and funded by fixed rate FHLB borrowings and brokered deposits achieving a spread of approximately 2.00%.  Net interest spread and margin also experienced compression during the fourth quarter of 2003, as Republic invested excess cash on a short-term basis in order to mitigate the potential impact of future interest rate increases on net interest income.  Management anticipates that the Company’s net interest margin and net interest spread will increase significantly during the first quarter of 2004 compared to the fourth quarter of 2003 due to seasonal RAL activity at Refunds Now.  Because RAL volume occurs primarily in the first quarter, the net interest spread and net interest margin for the remainder of 2004 will decline subsequent to the first quarter and could likely be lower than the corresponding periods in 2003.

Republic’s cost of funds decreased 74 basis points for 2003 compared to 2002.  This decrease was primarily the result of lower borrowing costs from the FHLB and lower interest expense associated with certificates of deposit (“CDs”).  Interest expense on FHLB borrowings decreased for the year due to the maturity or early payoff of approximately $115 million of advances with a weighted average cost of 6.29% subsequent to the second quarter of 2002.  Interest expense on CDs decreased significantly due to the availability of lower cost funding sources that allowed the Company to generally lower pricing on its CD product offerings.  As a result of strategic CD pricing, the Company’s overall average CD balances declined during 2003.

For 2002, net interest income was $64.3 million, up $4.8 million over the $59.5 million attained during 2001.  Factors that effected net interest income in 2002 were different from those that affected it in 2003.  Republic was primarily able to increase its net interest income through balance sheet growth; particularly growth in mortgage backed securities (“MBSs”) and loans.

While the loan portfolio decreased slightly during the first six months of 2002, the Company experienced strong growth in the loan portfolio during the last six months of 2002, principally in residential real estate loans, commercial real estate loans and home equity lines of credit.  Cash received during 2002 from the sale of loans into the secondary market as well as sales, calls and prepayments on investment securities was reinvested by the Company into MBSs.  The increases in the balances of loans and MBSs were the significant factors in the Company’s overall increase in net interest income during 2002 compared to 2001.

Although, net interest income was higher during 2002 compared to 2001, continued downward repricing of the Bank’s adjustable rate mortgage portfolio and the prepayment of higher yielding portfolio loans limited the Company’s ability to increase net interest income through changes in rate.  To help mitigate this, management elected to retain $60 million in fixed rate, 15-year residential real estate loans in October 2002.  The Company funded these loans through FHLB borrowings with terms of two to six years achieving a spread of approximately 2.25% on this $60 million positively affected the Company’s net interest income but negatively impacted the Company’s net interest spread and net interest margin.

The Company also sold approximately $56 million in MBSs and collateralized mortgage obligations (“CMOs”) during 2002 in anticipation of rapid prepayments due to declining long-term market interest rates.  These securities had a bond equivalent yield of 5.55% at the time of sale.  As an additional response to declining long-term market interest rates and in order to reduce future borrowing costs, Republic prepaid a $25 million advance during 2002 from the FHLB with a coupon of 6.40%.

Table 2 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for 2001 through 2003. Table 3 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 2 – Average Balance Sheets and Interest Rates for Years Ended December 31,

	2003			2002			2001
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Investment securities	$316,642	$11,136	3.52%	$307,852	$13,060	4.24%	$253,127	$13,926	5.50%
Federal funds sold and other	26,792	279	1.04	53,560	887	1.66	34,254	1,146	3.35
Total loans and fees (1)	1,485,024	107,645	7.25	1,220,046	92,154	7.55	1,185,945	102,324	8.63
Total earning assets	1,828,458	119,060	6.51	1,581,458	106,101	6.71	1,473,326	117,396	7.97
Less: Allowance for loan losses	12,305			9,125			8,061

Non-earning assets:
Cash and cash equivalents	54,422			30,181			27,756
Premises and equipment, net	29,290			21,298			19,462
Other assets	22,928			15,985			12,497
Total assets	$1,922,793			$1,639,797			$1,524,980

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$266,316	$2,263	0.85%	$168,414	$1,639	0.97%	$100,055	$1,101	1.10%
Money market accounts	253,942	2,193	0.86	222,373	2,992	1.35	225,830	7,737	3.43
Individual retirement accounts	39,454	1,464	3.71	36,713	1,665	4.54	33,612	1,972	5.87
Certificates of deposits and other time deposits	364,560	12,812	3.51	383,450	16,485	4.30	379,057	21,896	5.78
Brokered deposits	52,094	1,212	2.33	891	38	4.26	—	—	—
Repurchase agreements and other short-term borrowings	189,984	1,897	1.00	225,671	3,246	1.44	251,068	8,529	3.40
Federal Home Loan Bank borrowings	363,656	14,954	4.11	291,756	15,696	5.38	282,879	16,682	5.90

Total interest-bearing liabilities	1,530,006	36,795	2.40	1,329,268	41,761	3.14	1,272,501	57,917	4.55

Non interest-bearing liabilities and stockholders’ equity:
Non interest-bearing deposits	196,442			150,481			116,409
Other liabilities	29,248			18,140			14,748
Stockholders’ equity	167,097			141,908			121,322
Total liabilities and stockholders’ equity	$1,922,793			$1,639,797			$1,524,980

Net interest income		$82,265			$64,340			$59,479

Net interest spread			4.11%			3.57%			3.42%
Net interest margin			4.50%			4.07%			4.04%

(1) The amount of fee income included in interest on loans was $17,280, $5,51 and $5,593 for the years ended December 31, 2003, 2002 and 2001.

Table 3 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 3 – Volume/Rate Variance Analysis

	Year Ended December 31, 2003 compared to Year Ended December 31, 2002			Year Ended December 31, 2002 compared to Year Ended December 31, 2001
	Increase/(Decrease)			Increase/(Decrease)
	Total Net	Due to		Total Net	Due to
(in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income:
Investment securities	$(1,924)	$364	$(2,288)	$(866)	$2,676	$(3,542)
Federal funds sold and other	(608)	(349)	(259)	(259)	474	(733)
Total loans and fees	15,491	19,334	(3,843)	(10,170)	2,874	(13,044)
Total increase (decrease) in interest income	12,959	19,349	(6,390)	(11,295)	6,024	(17,319)
Interest expense:
Transaction accounts	624	854	(230)	538	678	(140)
Money market accounts	(799)	382	(1,181)	(4,745)	(117)	(4,628)
Individual retirement accounts	(201)	118	(319)	(307)	170	(477)
Certificates of deposit and other time deposits	(3,673)	(781)	(2,892)	(5,411)	251	(5,662)
Brokered deposits	1,174	1,199	(25)	38	38	—
Repurchase agreements and other short-term borrowings	(1,349)	(460)	(889)	(5,283)	(789)	(4,494)
Federal Home Loan Bank borrowings	(742)	3,402	(4,144)	(986)	511	(1,497)
Total increase (decrease) in interest expense	(4,966)	4,714	(9,680)	(16,156)	742	(16,898)
Increase (decrease) in net interest income	$17,925	$14,635	$3,290	$4,861	$5,282	$(421)

Non Interest Income

Table 4 – Analysis of Non Interest Income

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2003	2002	2001	2003/2002	2002/2001

Service charges on deposit accounts	$10,672	$8,314	$6,267	28%	33%
Electronic refund check fees	3,981	3,198	2,087	24	53
Title insurance commissions	2,532	2,129	1,515	19	41
Mortgage banking income	11,104	6,894	6,438	61	7
Net gain on sale of securities	—	1,559	1,864	NM *	(16)
Debit card interchange fee income	1,825	1,441	1,020	27	41
Other	819	987	550	(17)	79
Total	$30,933	$24,522	$19,741	26%	24%

* - Not Meaningful

Service charges on deposit accounts increased 28% during 2003 compared to 2002.  The increase was due primarily to growth in the Company’s checking account base supported by the Bank’s “Overdraft Honor” program, which permits selected clients to overdraft their accounts up to $500 for the Bank’s customary fee.  Total overdraft fees increased from $6.5 million in 2002 to $8.3 million in 2003 while the total number of accounts eligible for the “Overdraft Honor” program increased to 43,000 at December 31, 2003 from 32,000 at December 31, 2002.  Additionally, the Company’s total number of checking accounts, exclusive of commercial accounts, increased from 45,000 at December 31, 2002 to 54,000 at December 31, 2003.  The increase in the number of retail checking accounts was primarily attributable to the continued success of the Company’s “$999” maximum closing cost, secondary market loan product, which requires a primary checking account in order for the customer to receive the discounted closing fees.  A decrease in volume of the “$999” program could negatively impact the number of new Company checking accounts.  Conversely, Republic’s checking account base is expected to be positively impacted by accounts opened at the Company’s newest banking centers, direct mail solicitations and other marketing initiatives.  Republic opened six new banking centers in 2003 and plans to open three new banking centers in early 2004.

Electronic refund check (ERC) fees, the majority of which are received during the first quarter of the year, increased $783,000 in 2003.  This increase was due primarily to the increase in overall ERC volume compared to the prior year resulting from successful marketing efforts and an increase in the number of tax preparers. The Company also experienced significant growth in ERC fees during 2002 compared to 2001 due primarily to the same reasons.

Title insurance commissions increased $403,000 for the year ended December 31, 2003, compared to the same period in 2002.  Title insurance commissions are earned when title insurance policies are sold to clients in conjunction with newly originated real estate secured loans.  Since a substantial portion of these commissions are earned on policies relating to single family 1-4 family, secondary market real estate loans, the income closely correlates to secondary market loan origination volume, which was $863 million during 2003 compared to $791 million during 2002.   Management anticipates that title insurance commissions will decline in the first quarter of 2004 due to an expected reduction in secondary market loan volume.

Title insurance commissions increased $614,000 for 2002 over 2001.  The large volume of refinance activity in 1-4 family, secondary market real estate loans during this period contributed to the increase for the year ended December 31, 2002.

Mortgage banking income includes net gain on sale of loans, loan servicing income and amortization of MSRs.  Mortgage banking income increased $4.2 million during 2003 due primarily to a $5.7 million increase in net gain on sale of loans resulting from the higher volume of loans sold into the secondary market.  This higher volume of loans sold in 2003 resulted from aggressive marketing of the Company’s “$999” loan product and sustained consumer demand for fixed rate, first mortgage residential loan products due to historically low market interest rates through the first six months of the year.  This demand began to decline substantially during the third quarter of 2003 reaching more traditional lower levels during the fourth quarter of 2003.  As a percentage of loans sold, net gains increased to 1.47% in 2003 compared to 0.92% in 2002.  The increase in gains as a percentage of loans sold primarily occurred in the first six months of 2003.  During the first six months of 2003, interest rates declined sharply, reaching historic lows in mid-June.  The Company was able to increase the gain on sale margins during this declining interest rate environment by selling directly to end investors achieving higher premiums.   In 2004, the Company does not expect gains as a percentage of loans sold to reach the level attained in 2003 due to higher coverage ratios as well as more competitive pricing to help maintain market share.  Overall, the Bank originated nearly $800 million in mortgage loans held for sale during 2003 compared to $791 million during 2002.

The increase in net gain on sale of loans during 2003 was partially offset by a $2 million increase in amortization expense of MSRs.  This increase primarily resulted from two factors.  First, management elected to sell a higher percentage of loans with servicing retained in 2003 resulting in a larger MSR asset to be amortized compared to 2002.  Secondly, a declining interest rate environment during the first six months of 2003 shortened the estimated life of the expected future servicing income due to projected prepayments on the underlying loans.

Mortgage banking income increased 7% during 2002 as declining market interest rates prompted an increase in consumer refinance activity of 1-4 family, fixed rate residential loans.   Revenue from mortgage banking activities, principally gains on sale of loans, increased as a result of higher secondary market sales volume.  As a percentage of loans sold, net gains on sale decreased to 0.92% in 2002 compared to 1.20% in 2001. The decrease in gains as a percentage of loans sold was primarily attributable to management’s decision to offer more competitive pricing on its fixed rate, residential real estate products in order to gain market share.  Overall, the Bank originated $791 million in mortgage loans held for sale during 2002 compared to $548 million during 2001.

Net gain on sale of securities available for sale was $1.6 million for 2002 compared to $1.9 million during 2001.  Management elected to sell $56 million of the Company’s MBSs during 2002 to mitigate the risk of the projected prepayment of these securities.

Non Interest Expenses

Table 5 – Analysis of Non Interest Expenses

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2003	2002	2001	2003/2002	2002/2001

Salaries and employee benefits	$32,144	$28,039	$25,943	15%	8%
Occupancy and equipment, net	12,416	9,984	9,073	24	10
Communication and transportation	2,729	2,329	2,319	17	—
Marketing and development	3,037	2,934	2,839	4	3
Bankshares tax	1,980	1,727	1,513	15	14
Supplies	1,481	1,139	1,170	30	(3)
Federal Home Loan Bank prepayment penalties	—	1,381	1,049	NM	32
Outsourced technology services	1,722	1,575	1,134	9	39
Other	7,350	4,731	5,300	55	(11)
Total	$62,859	$53,839	$50,340	17%	7%

The increases in salaries and benefits as well as occupancy and equipment were primarily attributable to banking center expansion.  Republic opened two banking centers during the third quarter of 2002 and six banking centers during 2003.  The Company also hired additional support staff to service the new banking center expansion activities.  Total full time equivalent employees (FTE’s) increased to 645 at December 31, 2003 from 570 at December 31, 2002.

Salary and employee benefits also increased for 2002 compared to 2001. The increase was primarily attributable to annual merit increases and associated incentive compensation accruals, additional seasonal staff at Refunds Now and a modest increase in staff to support secondary market origination volume. Total FTE’s increased to 570 at December 31, 2002 from 532 at December 31, 2001.

The Company recognized prepayment penalties of $1.4 million and $1.0 million on the early termination of advances from the FHLB during 2002 and 2001.  The Company elected to incur these penalties in order to refinance a portion of its advances from the FHLB into lower cost borrowings with extended maturities, taking advantage of the favorable interest rate environment at the time.

Other expenses increased $2.6 million during 2003.  The increase was primarily related to credit underwriting costs and correspondent banking expenses associated with the Company’s deferred deposit program.

FINANCIAL CONDITION

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $268 million to $1.6 billion at December 31, 2003.  Commercial real estate loans, which comprise 28% of the total loan portfolio at December 31, 2003, are concentrated primarily within the Bank’s existing markets.  These loans are principally secured by multi-family investment properties, 1-4 family developments, medical facilities, small business owner occupied offices, retail properties and hotels.  These loans typically have interest rates that are initially fixed for one to seven years with the remainder of the loan term subject to repricing based on various market indices.  In order to reduce the negative effect of refinance activity within the portfolio during a declining interest rate environment, the Company requires an early termination penalty on substantially all commercial real estate loans for a portion of the fixed-term period.  Overall, commercial real estate loans increased $29 million from December 31, 2002.  During 2003, Republic maintained its underwriting standards, which typically includes personal guarantees on most commercial real estate loans.  Pricing requirements, as well as the Company’s underwriting requirements, led to competitive pressure during 2003.  As a result, the commercial real estate portfolio experienced modest growth compared to prior years.

Similar to commercial real estate loans, residential real estate loans that are not sold into the secondary market typically have fixed interest rate periods of one to seven years with the remainder of the loan term subject to repricing based on various market indices.  These loans also typically carry early termination penalties during a portion of their fixed rate periods in order to lessen the overall negative effect to the Company of refinancing in a declining interest rate environment.  Despite early termination penalties on many of its portfolio residential real estate loans, the Company experienced a high level of refinance activity into fixed rate secondary market products during 2003.  However, residential real estate loans increased by $162 million during 2003 due to management’s election to retain three separate pools of secondary market eligible loans totaling $180 million.  The total amount retained over the most recent fifteen-month period totaled approximately $240 million.  To fund these loans and mitigate the interest rate risk on this portion of the residential real estate loan portfolio, the Company borrowed $125 million in FHLB advances with maturities ranging from one to five years and $46 million in brokered CDs with maturities ranging from one to five years.  Management anticipates earning an approximate spread of 2.00% on these transactions, which will positively affect the Company’s net interest income in 2004 but will negatively impact the Company’s net interest spread and net interest margin.

The consumer loan portfolio principally consists of various short-term, unsecured loans to individual clients. Also included in this category are deferred deposit transactions, which are considered loans under accounting principles generally accepted in the United States of America.  The Company had approximately $28 million in deferred deposit transactions outstanding at December 31, 2003 compared to $3 million at December 31, 2002.

Home equity loans, substantially all approved at no more than 100% of loan to value, increased from $159 million at December 31, 2002 to $215 million at December 31, 2003.  The rise in outstandings was primarily the result of increased cross-sale opportunities in conjunction with the origination of fixed rate, secondary market loan products as part of the Company’s “partnership package.”  As part of the package, the Company’s fixed rate, secondary market loan clients are usually approved for a home equity line of credit.  The Company increased the number of home equity lines of credit during 2003 by 35%.  At December 31, 2003, Republic clients had $207 million of home equity line balances available for funding.

In addition to changes in the traditional loan portfolio, loans serviced for others by Republic increased from $283 million at December 31, 2002, to $732 million at December 31, 2003.  Loans serviced for others consists of loans Republic has sold into the secondary market while retaining the servicing of the loans.  Prior to 2003, Republic sold a substantial portion of its loans into the secondary market including the corresponding servicing of the loan.  Beginning in 2003, Republic began selling a large portion of its loans directly to third party governmental agencies, which do not purchase the servicing component of the loan.  Management elected to utilize this strategy due to more favorable pricing received from the governmental agencies, as well as faster funding to the Company for the loans sold.  Management will continue to evaluate the feasibility of selling or retaining the servicing component to third parties.

Table 6 – Loans by Type

As of December 31, (in thousands)	2003	2002	2001	2000	1999

Real estate:
Residential	$762,000	$597,797	$571,959	$633,328	$636,012
Commercial	442,083	413,115	360,056	256,834	163,064
Construction	70,897	68,020	70,870	77,437	63,928
Commercial	34,553	33,341	30,627	30,008	31,411
Consumer	58,034	39,347	26,905	32,662	42,408
Home Equity	215,088	159,261	125,360	115,467	103,833
Total Loans	$1,582,655	$1,310,881	$1,185,777	$1,145,736	$1,040,656

Mortgage loans held for sale is primarily comprised of fixed rate, 1-4 family residential loans the Company intends to sell into the secondary market.   Although management elected to retain three separate pools of secondary market eligible loans in 2003, it has traditionally been the Company’s strategy to sell the majority of its fixed rate 1-4 family residential loans into the secondary market in order to reduce its exposure to market interest rate risk.  At December 31, 2003, mortgage loans held for sale was down significantly from $66 million at year end 2002 to $14 million at year end 2003 due to slowdown in refinancing activity resulting from rising interest rates during the second half of 2003.

As a result of Republic’s mortgage banking operations, certain loan commitments are accounted for as derivatives.  In addition, Republic enters into agreements to sell loans for amounts and terms offsetting the interest rate risk of loans held for sale and loan commitments expected to close.  These agreements to sell loans are also accounted for as derivatives.  Sales contract derivatives are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives.  Both derivatives are carried at fair value with their changes in fair value included in earnings, which substantially offset each other.  Substantially all of the gain on sales generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

Table 7 illustrates Republic’s fixed rate maturities and repricing frequency for the loan portfolio:

Table 7 – Selected Loan Distribution

As of December 31, 2003 (in thousands)	Total	One Year Or Less	Over One Through Five Years	Over Five Years

Fixed rate maturities:
Real estate:
Residential	$277,680	$14,668	$59,920	$203,092
Commercial	30,739	5,711	9,045	15,983
Construction	1,062	961	85	16
Commercial	13,452	7,144	5,976	332
Consumer	47,249	35,633	4,472	7,144
Home equity	1,915	451	514	950
Total fixed	$372,097	$64,568	$80,012	$227,517

Variable rate repricing:
Real estate:
Residential	$484,320	$218,745	$248,520	$17,055
Commercial	411,344	153,282	246,164	11,898
Construction	69,835	69,619	216	—
Commercial	21,101	21,101	—	—
Consumer	10,785	8,742	2,043	—
Home equity	213,173	213,173	—	—
Total variable	$1,210,558	$684,662	$496,943	$28,953

Allowance and Provision for Loan Losses

The Company’s provision for loan losses increased from $3.3 million for 2002 to $6.6 million for 2003.  Included in the provision for loan losses were $1.9 million and $47,000 for RALs during 2003 and 2002.  The increase in provision associated with RALs during 2003 was primarily the result of the significant increase in RAL losses, which was mostly due to increased volume.

The increase in the provision, exclusive of Refunds Now, during 2003 was primarily due to an increase in certain classified commercial real estate loans and deferred deposit transactions.  For the twelve months ended December 31, 2002, the provision for loan losses was $3.3 million compared to $3.5 million during the year of 2001.  Included in the provision for loan losses was $47,000 and $1.1 million for RALs during 2002 and 2001.  The substantial decrease in losses associated with RALs during 2002 was primarily the result of a significant reduction of errors in information received from government entities, which is used to underwrite RALs.  The Company also received better than expected collection of prior year losses.  This is largely due to the unusually high charge offs experienced during 2001 that in turn led to increased recovery opportunities during the 2002 tax season.

The total allowance for loan losses increased $3.8 million from December 31, 2002 to $14 million at December 31, 2003.  The increase in the allowance for loan losses was due to growth in commercial real estate lending, an overall change in the product mix within the loan portfolios and the increase in non-performing loans.  Management believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2003.  Management continues to closely monitor the commercial real estate loan portfolio in detail, recognizing that commercial real estate loans generally carry a greater risk of loss than residential real estate loans.  (For discussion of Republic’s methodology for determining the adequacy of the allowance for loan losses, see section on Critical Accounting Policies and Estimates).

Table 8 – Summary of Loan Loss Experience

Year Ended December 31, (dollars in thousands)	2003	2002	2001	2000	1999
Allowance for loan losses at beginning of year	$10,148	$8,607	$7,862	$7,862	$7,862

Charge offs:
Real estate:
Residential	(670)	(706)	(798)	(241)	(404)
Commercial	(1,223)	(420)	(703)	(571)	(77)
Construction	(135)	(255)	(8)	(115)	(61)
Commercial	(50)	(444)	(114)	(51)	(97)
Consumer	(155)	(705)	(818)	(734)	(1,508)
Home equity	(994)	(164)	(182)	(78)	(51)
Tax refund loans	(2,300)	(1,482)	(1,550)	(500)	(200)
Total	(5,527)	(4,176)	(4,173)	(2,290)	(2,398)

Recoveries:
Real estate:
Residential	448	88	40	34	15
Commercial	1,074	159	313	5	—
Construction	300	12	—	—	—
Commercial	100	271	24	15	8
Consumer	26	412	502	616	557
Home equity	366	2	65	9	—
Tax refund loans	450	1,435	481	229	12
Total	2,764	2,379	1,425	908	592

Net loan charge offs	(2,763)	(1,797)	(2,748)	(1,382)	(1,806)
Provision for loan losses	6,574	3,338	3,493	1,382	1,806
Allowance for loan losses at end of year	$13,959	$10,148	$8,607	$7,862	$7,862

Ratios:
Allowance for loan losses to total loans	0.88%	0.77%	0.73%	0.69%	0.76%
Net loan charge offs to average loans outstanding for the period	0.19	0.15	0.23	0.12	0.19
Allowance for loan losses to non-performing loans	108	103	154	193	213

Table 9 depicts management’s allocation of the allowance for loan losses by loan type. The allowance allocation is based on management’s assessment of economic conditions, past loss experience, loan volume, past due history and other factors. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance.

Table 9 – Management’s Allocation of the Allowance for Loan Losses

	2003		2002		2001
As of December 31, (dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans
Real estate:
Residential	$1,502	48%	$1,283	46%	$892	48%
Commercial	8,935	28	6,986	31	5,761	30
Construction	805	4	764	5	759	6
Commercial	325	2	322	3	458	3
Consumer	2,263	4	700	3	647	2
Home Equity	129	14	93	12	90	11
Total	$13,959	100%	$10,148	100%	$8,607	100%

Asset Quality

Loans, including impaired loans under SFAS 114, excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off.  Consumer loans are not placed on non-accrual status, but are reviewed periodically and charged off when they reach 120 days past due or are deemed uncollectible.

The Bank’s level of loans delinquent more than 30 days, which excludes non-accrual loans paid current, decreased to 0.82% at December 31, 2003 from 1.02% at December 31, 2002.  The change is primarily attributable to a small number of commercial real estate loans past due at December 31, 2002 that were brought current as of December 31, 2003.

Republic experienced an increase in total non-performing loans from $9.9 million at December 31, 2002 to $12.9 million at December 31, 2003.  This increase was concentrated in non-accrual loans.  The increase in non-accrual loans is primarily attributable to a single $5 million commercial real estate development loan.  This loan was placed on non-accrual status due to inadequate projected cash-flows and real estate collateral to support full repayment.  Management believes it has allocated an appropriate reserve within the allowance for loan losses on this particular commercial real estate loan.

Table 10 – Non-performing Assets

As of December 31, (dollars in thousands)	2003	2002	2001	2000	1999

Loans on non-accrual status (1)	$12,466	$7,967	$5,056	$3,100	$2,721
Loans past due 90 days or more	473	1,915	521	984	968
Total non-performing loans	12,939	9,882	5,577	4,084	3,689
Other real estate owned	—	320	149	478	218
Total non-performing assets	$12,939	$10,202	$5,726	$4,562	$3,907
Percentage of non-performing loans to total loans	0.82%	0.75%	0.47%	0.36%	0.35%
Percentage of non-performing assets to total loans	0.82	0.78	0.48	0.40	0.38

(1)       Loans on non-accrual status include impaired loans. See note 4 to the Consolidated Financial Statements for additional discussion on impaired loans.

Republic defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans, which are a component of loans on non-accrual status, increased from $1.2 million at December 31, 2002 to $6.2 million at December 31, 2003.  For discussion of the increase, see the preceding paragraph on non-performing loans which describes the large increase in non-accrual loans being the same cause of the increase in impaired loans.

Investment Securities

Table 11 – Investment Securities Portfolio

December 31, (in thousands)	2003	2002	2001	2000	1999

Securities Available for Sale:
U.S. Treasury and Government agency securities	$154,818	$51,123	$32,023	$87,309	$97,029
Mortgage backed securities, including CMOs	140,702	151,924	179,576	65,556	66,340
Corporate bonds	—	—	—	18,810	18,258
Other securities	—	—	—	125	—
Total Securities Available for Sale	295,520	203,047	211,599	171,800	181,627

Securities to be Held to Maturity:
U.S. Treasury and Government agency securities	9,707	8,175	50,995	40,375	25,353
States and political subdivisions	—	100	200	275	3,775
Mortgage backed securities, including CMOs	105,704	77,137	31,151	63,118	3,803
Total Securities to be Held to Maturity	115,411	85,412	82,346	103,768	32,931
Total	$410,931	$288,459	$293,945	$275,568	$214,558

The investment portfolio primarily consists of U.S. Treasury and U.S. Government agency securities including MBSs and CMOs. The MBSs consist of 15-year fixed, 7-year balloons, 5-year balloons, 7/1 and 5/1 Adjustable Rate Mortgages (ARMs), as well as other adjustable rate mortgage securities, underwritten and guaranteed by Ginnie Mae (GNMA), Freddie Mac (FHLMC) and Fannie Mae (FNMA).  CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly.  In addition to economic and market conditions, the overall management strategy of the investment portfolio is determined by, among other factors, loan demand, deposit mix, liquidity and

collateral needs, the Company’s interest rate risk position and the overall structure of the balance sheet.   As of December 31, 2003, investment securities with a fair value of $274 million and amortized cost of $273 million were utilized to secure deposits and securities sold under agreements to repurchase.

Securities available for sale primarily consist of U.S. Government agency obligations, which include agency MBSs and CMOs. The agency MBSs consist of 15-year fixed and 7-year and 5-year balloons, as well as other adjustable rate mortgage securities. The Company’s mortgage related floating rate securities include both agency and corporate securities.  Securities available for sale increased from $203 million at December 31, 2002 to $296 million at December 31, 2003.   The increase in the available for sale portfolio is primarily due to the investment of cash being collected in preparation for the 2004 tax season at Refunds Now.

Table 12 – Securities Available for Sale

As of December 31, 2003 (dollars in thousands)	Amortized Cost	Approximate Fair Value	Average Maturity in Years	Weighted Average Yield

U.S. Treasury and U.S. Government agency securities:
Within one year	$136,013	$136,199	0.08	1.20%
Over one through five years	18,520	18,619	2.98	3.43
Total U.S. Treasury and U.S Government agency securities	154,533	154,818	0.43	1.46
Total mortgage backed securities, including CMOs	139,472	140,702	4.02	4.06
Total available for sale investment securities	$294,005	$295,520	2.13	2.70%

Table 13 – Securities to be Held to Maturity

As of December 31, 2003 (dollars in thousands)	Amortized Cost	Approximate Fair Value	Average Maturity in Years	Weighted Average Yield

U.S. Treasury and U.S. Government agency securities:
Over one through five years	$9,707	$9,725	2.67	3.20%
Total U.S. Treasury and Government agency securities	9,707	9,725	2.67	3.20
Total mortgage backed securities, including CMOs	105,704	105,011	15.69	2.63
Total securities to be held to maturity	$115,411	$114,736	14.59	2.68%

Deposits

Total deposits were $1.3 billion at December 31, 2003 compared to $1.0 billion at December 31, 2002. Interest-bearing deposits increased $239 million while non interest-bearing deposits increased $18 million from December 31, 2002 to December 31, 2003.

Interest-bearing demand deposit accounts increased $82 million during 2003.  This increase was primarily due to the promotion of the Company’s “High Interest Checking” product, which offers above market interest rates.   The Bank’s interest-bearing money market accounts, excluding Internet money markets and money market certificates of deposit, increased $75 million during 2003.  A substantial portion of the increase in this product was from funds transferred from securities sold under agreements to repurchase into the Company’s “Premier First” product.  The “Premier First” account, which is designed for business clients and provides competitive market rates, is the lead product offered by the Bank’s cash management department.

The Bank’s Internet money market accounts increased $48 million during 2003 to $96 million.  The Company actively pursued these deposits in anticipation of funding needs at Refunds Now during the 2004 tax season.

Brokered deposits increased $62 million during 2003.  Management utilized these deposits to fund, in part, the fixed rate residential real estate loans retained during the third quarter of 2003.  The Company also increased these deposits by approximately $14 million during December 2003 to fund anticipated RALs during the first quarter of 2004.  The Company may utilize additional brokered deposits in the first quarter of 2004 depending upon the funding needs at Refunds Now.

Table 14 - Deposits

December 31, (in thousands)	2003	2002	2001	2000	1999

Demand (NOW and SuperNOW)	$174,872	$222,316	$46,532	$15,156	$52,199
Money market accounts	220,178	90,637	94,077	122,116	122,177
Internet money market accounts	96,150	47,824	44,838	69,239	29,695
Savings	35,735	23,993	16,293	12,584	12,158
Money market certificates of deposit	70,208	80,190	155,601	76,818	43,152
Individual retirement accounts	42,073	37,530	34,299	32,933	29,380
Certificates of deposit, $100,000 and over	196,026	111,204	87,154	106,313	91,848
Other certificates of deposit	204,984	249,798	258,012	321,185	319,558
Brokered deposits	63,565	1,238	—	100	16,486
Total interest-bearing deposits	1,103,791	864,730	736,806	756,444	716,653
Total non interest-bearing deposits	193,321	175,460	129,552	107,317	84,256
Total	$1,297,112	$1,040,190	$866,358	$863,761	$800,909

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings decreased $5 million during 2003.  This category decreased approximately $36 million during the year due to a switch in product type by several clients into the Company’s higher yielding “Premier First” money market product.  This decrease was partially offset by an increase of short-term funds deposited by a small number of large cash management relationships.

FHLB Borrowings

FHLB Borrowings increased $101 million during the year to $420 million at December 31, 2003.  The increase in advances was primarily utilized to fund the growth in residential real estate loans.

Approximately $305 million of the Company’s advances are fixed with the majority having original maturities ranging from one through seven years.  Of these fixed rate advances, $24 million is scheduled to mature in 2004 with a weighted average coupon rate of 2.78%.

The remaining $115 million in the Company’s borrowings consists of convertible advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years.   At the end of their respective fixed rate periods, the FHLB has the right to convert the borrowings to floating rate advances tied to LIBOR.  If the FHLB elects to convert the debt to a floating rate instrument, Republic also has the right to pay off the advances without penalty.  The Company has $55 million in these advances with a weighted-average coupon of 5.45% that are currently eligible to be converted on their quarterly repricing date.  Based on market conditions at this time, management does not believe these advances are likely to be converted in the near term.

Liquidity

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities.  Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale.  Republic’s banking centers and its Internet site, republicbank.com, also provide access to retail deposit markets.  These retail deposits, if offered at attractive rates, have historically been a source of additional funding when needed.  The Company utilized brokered deposits during 2003 as a funding source for RALs at Refunds Now and to fund residential real estate loan growth.  The Company may increase its utilization of brokered deposits during the first quarter of 2004 as an additional funding source for RALs.

Traditionally, the Bank has also utilized borrowings from the FHLB to supplement its funding requirements.  On December 31, 2003, the Company had total borrowing capacity with the FHLB to borrow an additional $112 million.  While Republic utilizes numerous funding sources in order to meet liquidity requirements, the Company also has $110 million in approved unsecured line of credit facilities available at December 31, 2003 through various third party sources.

Capital

Total stockholders’ equity increased from $151 million at December 31, 2002 to $169 million at December 31, 2003. The increase in stockholders’ equity was primarily attributable to net income earned during 2003.  There was a decline in accumulated other comprehensive income as a result of a decrease in the value of the available for sale securities portfolio.  In addition, stockholders’ equity increased as a result of stock options exercised by Republic’s employees and directors.

Prior to 2000, Republic Bancorp’s board of directors approved a Class A Common Stock repurchase program of 500,000 shares.  Through December 31, 2003, Republic purchased approximately 496,000 shares with a weighted-average cost of $10.38 and a total cost of $5.1 million.  In March of 2003, the Company’s board of directors authorized management to purchase an additional 250,000 shares bringing the total shares available for purchase to 254,000.  The Company does not plan to aggressively pursue the purchase of these shares in the near term.

During the fourth quarter of 2003, the Company declared a special cash dividend of $0.253 per share on Class A Common Stock and $0.23 per share on Class B Common Stock, payable December 17, 2003 to shareholders of record as of December 2, 2003. The total special dividend payment was $4.3 million.  The Board of Directors approved the special dividend to provide shareholders with a return for the success of 2003 at a level that would still maintain the Company and Bank capital within the well-capitalized categories.  The Board of Directors has not approved any additional special dividends.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I leverage, Tier I risk-based and total risk based capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the Federal Reserve and FDIC.  Republic’s average capital to average assets ratio was 8.69% at December 31, 2003 compared to 8.65% at December 31, 2002.  Republic elected and successfully maintains financial holding company status.

Off Balance Sheet Arrangements

Table 15 – Off Balance Sheet Items

Maturity by Period

December 31, 2003 (in thousands)	Less than 1 year	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years	Total
Standby letters of credit	$3,458	$33,374	$930	$726	$38,488
FHLB letters of credit	60,000	13,137	14,724	—	87,861
Commitments to extend credit	319,800	18,572	1,185	5,363	344,920

Standby letters of credit represent commitments by the Company to repay a third party beneficiary when a customer fails to repay a loan or debt instrument. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit.  In addition to credit risk, the Company also has liquidity risk associated with stand by letters of credit because funding for these obligations could be required immediately.

The Company obtained letters of credit from the FHLB to be used as collateral on public funds deposits and as credit enhancements for client bond offerings.  Approximately $28 million of these letters of credit at December 31, 2003 were used as credit enhancements for client bond offerings.  The remaining $60 million was used to collateralize a public funds deposit, which the Company classifies as a short-term borrowing.

Aggregate Contractual Obligations

Table 16 – Aggregate Contractual Obligations

Maturity by Period

December 31, 2003 (in thousands)	Less than 1 year	Greater than 1 year to 3 years	Greater than 3 years to 5 years	Greater than 5 years	Total
Deposits	$975,407	$86,919	$175,654	$59,132	$1,297,112
FHLB Borrowings	24,000	177,570	117,500	101,108	420,178
Lease commitments	2,912	5,376	3,184	9,881	21,353
Total	$1,002,319	$269,865	$296,338	$170,121	$1,738,643

Deposits represent non interest bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.  Amounts that have an indeterminate maturity period are included in the less than one-year category above.

FHLB borrowings represent the amounts that are due to the FHLB of Cincinnati. These amounts have fixed maturity dates.  Some of these borrowings, although fixed, are subject to conversion provisions at the option of the FHLB or the Company can prepay these advances without a penalty.  Management does not believe these advances will be converted in the near term.

Lease commitments represent the total minimum lease payments under noncancelable operating leases.

Asset/Liability Management and Market Risk

Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards and achieve acceptable net interest income.  Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates.  Management, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies.  Management considers interest rate risk to be Republic’s most significant market risk.

Republic utilizes an earnings simulation model to analyze net interest income sensitivity.  Potential changes in market interest rates and their subsequent effects on net interest income are then evaluated.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments.  Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income.  Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies.

Republic’s interest sensitivity profile reflected a change from December 31, 2002 to December 31, 2003.  Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, Republic’s base net interest income would decrease by an estimated 4.16% at December 31, 2003 compared to a decrease of 1.09% at December 31, 2002.  Given a 100 basis point increase in the yield curve, Republic’s base net interest income would decrease by an estimated 0.95% at December 31, 2003 compared to a decrease of 2.48% at December 31, 2002.

The interest sensitivity profile of Republic at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth and other factors.  The Company’s interest rate risk position at December 31, 2003 would be more negatively impacted in a decreasing interest rate environment than its interest rate risk position at December 31, 2002 due primarily to short-term investing strategies of excess cash which management began utilizing during the latter part of 2003.  The Company’s interest rate risk position from rising interest rates improved during this same time period due to the same short-term investing strategies of excess cash and a lower assumption of prepayments within the loan and investment portfolios as of December 31, 2003.

Tables 17 and 18 illustrate Republic’s estimated annualized earnings sensitivity profile based on the asset/liability model as of year end 2003 and 2002:

Table 17 – Interest Rate Sensitivity for 2003

Decrease in Rates

Increase in Rates

(dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$103	$70	$92	$941	$1,303
Investments	6,420	7,129	10,487	12,920	15,224
Loans, excluding fees	86,782	90,649	94,814	100,166	105,724
Total interest income	93,305	97,848	105,393	114,027	122,251

Projected interest expense:
Deposits	17,541	18,867	22,555	29,284	35,970
Securities sold under agreements to repurchase	1,018	1,368	2,503	5,057	7,607

Federal Home Loan Bank borrowings	16,673	16,714	16,795	16,749	17,214
Total interest expense	35,232	36,949	41,853	51,090	60,791
Net interest income	$58,073	$60,899	$63,540	$62,937	$61,460
Change from base	$(5,467)	$(2,641)		$(603)	$(2,080)
% Change from base	(8.60)%	(4.16)%		(0.95)%	(3.27)%

Table 18 - Interest Rate Sensitivity for 2002

	Decrease in Rates			Increase in Rates
(dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$66	$67	$266	$549	$665
Investments	8,520	9,304	11,173	12,890	14,588
Loans, excluding fees	81,382	84,232	86,552	90,437	94,513
Total interest income	89,968	93,603	97,991	103,876	109,766

Projected interest expense:
Deposits	16,289	17,675	19,681	24,476	29,199
Securities sold under agreements to repurchase	793	1,161	2,870	5,485	8,077
Federal Home Loan Bank borrowings	13,877	13,877	13,877	13,877	14,060

Total interest expense	30,959	32,713	36,428	43,838	51,336

Net interest income	$59,009	$60,890	$61,563	$60,038	$58,430
Change from base	$(2,554)	$(673)		$(1,525)	$(3,133)
% Change from base	(4.15)%	(1.09)%		(2.48)%	(5.09)%

Market and Dividend Information

Republic’s Class A Common Stock is traded on the Nasdaq National Market System (NASDAQ) under the symbol ‘RBCAA.’  The following table sets forth the high and low sales prices of the Class A Common Stock and the dividends declared on the Class A Common Stock and Class B Common Stock during the past two years.

	2003
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B
March 31	$12.10	$10.80	$0.055	$0.050

June 30

15.17

11.58

0.066

0.060

September 30

19.28

14.29

0.066

0.060

December 31	20.53	18.37	0.319	0.290

	2002
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B
March 31	$13.72	$10.55	$0.044	$0.040
June 30	12.65	10.56	0.055	0.050
September 30	13.18	10.44	0.055	0.050
December 31	12.25	10.28	0.055	0.050

There is no established public trading market for the Class B Common Stock.  At February 6, 2004, the Class A Common Stock was held by 820 shareholders of record and the Class B Common Stock was held by 182 shareholders of record.  The Company intends to continue its historical practice of paying quarterly cash dividends although there is no assurance by the board of directors that such dividends will continue to be paid in the future.  The payment of dividends in the future is dependent on future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and other considerations.  Further, the Board of Directors has not approved any additional special dividends, such as the amount declared and paid during the fourth quarter of 2003.  In addition, the payment of dividends is subject to the regulatory restrictions described in Note 13 to the Company’s consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

See discussion in Note 1 to the consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

The information included under the caption “ASSET/LIABILITY MANAGEMENT AND MARKET RISK” included in the Company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements of Republic and report of independent auditors are included below:

Report of Independent Auditors
Consolidated balance sheets - December 31, 2003 and 2002
Consolidated statements of income and comprehensive income -
years ended December 31 2003, 2002, and 2001
Consolidated statements of changes in stockholders’ equity -
years ended December 31, 2003, 2002 and 2001
Consolidated statements of cash flows -
years ended December 31, 2003, 2002 and 2001
Notes to consolidated financial statements

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
of Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of Republic’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC

Louisville, Kentucky
January 9, 2004

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2003	2002
ASSETS:
Cash and cash equivalents	$60,876	$39,853
Securities available for sale	295,520	203,047
Securities to be held to maturity (fair value $114,736 in 2003 and $85,483 in 2002)	115,411	85,412
Mortgage loans held for sale	13,732	65,695
Loans, less allowance for loan losses of $13,959 and $10,148 (2003 and 2002)	1,567,993	1,299,915
Federal Home Loan Bank stock	19,148	18,324
Premises and equipment, net	34,329	23,152
Other assets and accrued interest receivable	20,762	17,308

TOTAL ASSETS	$2,127,771	$1,752,706

LIABILITIES:
Deposits:
Non interest-bearing	$193,321	$175,460
Interest-bearing	1,103,791	864,730
Total deposits	1,297,112	1,040,190
Securities sold under agreements to repurchase and other short-term borrowings	220,040	224,929
Federal Home Loan Bank borrowings	420,178	319,299
Other liabilities and accrued interest payable	21,062	17,492

Total liabilities	1,958,392	1,601,910

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 100,000 shares authorized Series A 8.5% noncumulative convertible	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 15,056,134 shares (2003) and 14,852,153 shares (2002) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 1,957,108 shares (2003) and 1,979,414 shares (2002) issued and outstanding	4,157	4,120
Additional paid in capital	40,260	39,174
Retained earnings	126,251	107,567
Unearned shares in Employee Stock Ownership Plan	(2,289)	(2,663)
Accumulated other comprehensive income	1,000	2,598

Total stockholders’ equity	169,379	150,796

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,127,771	$1,752,706

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2003	2002	2001
INTEREST INCOME:
Loans, including fees	$107,645	$92,154	$102,324
Securities:
Taxable	10,377	12,219	12,775
Non taxable	3	8	11
Federal Home Loan Bank stock and other	1,035	1,720	2,286
Total interest income	119,060	106,101	117,396

INTEREST EXPENSE:
Deposits	19,944	22,819	32,706
Securities sold under agreements to repurchase and other short-term borrowings	1,897	3,246	8,529
Federal Home Loan Bank borrowings	14,954	15,696	16,682
Total interest expense	36,795	41,761	57,917

NET INTEREST INCOME	82,265	64,340	59,479

Provision for loan losses	6,574	3,338	3,493

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	75,691	61,002	55,986

NON INTEREST INCOME:
Service charges on deposit accounts	10,672	8,314	6,267
Electronic refund check fees	3,981	3,198	2,087
Title insurance commissions	2,532	2,129	1,515
Mortgage banking income	11,104	6,894	6,438
Net gain on sale of securities	—	1,559	1,864
Debit card interchange fee income	1,825	1,441	1,020
Other	819	987	550
Total non interest income	30,933	24,522	19,741

NON INTEREST EXPENSES:
Salaries and employee benefits	32,144	28,039	25,943
Occupancy and equipment, net	12,416	9,984	9,073
Communication and transportation	2,729	2,329	2,319
Marketing and development	3,037	2,934	2,839
Bankshares tax	1,980	1,727	1,513
Supplies	1,481	1,139	1,170
Federal Home Loan Bank prepayment penalties	—	1,381	1,049
Outsourced technology services	1,722	1,575	1,134
Other	7,350	4,731	5,300
Total non interest expenses	62,859	53,839	50,340

INCOME BEFORE INCOME TAX EXPENSE	43,765	31,685	25,387

INCOME TAX EXPENSE	15,562	11,196	8,579

NET INCOME	$28,203	$20,489	$16,808

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain on securities	$(1,598)	$3,334	$1,948
Less: Reclassification of realized amount	—	1,013	1,219
Net unrealized gain recognized in comprehensive income	(1,598)	2,321	729

COMPREHENSIVE INCOME	$26,605	$22,810	$17,537

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.67	$1.23	$1.04
Class B Common Stock	1.62	1.21	1.03

DILUTED EARNINGS PER SHARE:
Class A Common Stock	1.64	1.20	1.01
Class B Common Stock	1.59	1.19	0.99

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001 (in thousands, except per share data)

	Common Stock			Additional Paid In Capital	Retained Earnings	Unearned Shares in Employee Stock Ownership Plan	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A Shares	Class B Shares	Amount

BALANCE, January 1, 2001	14,512	2,105	$4,079	$33,294	$83,345	$(3,324)	$(452)	$116,942

Stock options exercised, net of shares redeemed	155	22	44	808	(385)			467

Repurchase of Class A Common Stock	(763)		(182)	(1,521)	(6,113)			(7,816)

Conversion of Class B Common Stock to Class A Common Stock	48	(48)						—

Conversion of Capital Trust Preferred to Class A Common Stock	50		12	488				500

Shares to be released under the Employee Stock Ownership Plan	25			(52)		319		267

Dividends declared Common Stock:
Class A ($0.176 per share)					(2,449)			(2,449)
Class B ($0.160 per share)					(333)			(333)

Net changes in accumulated other comprehensive income (loss)							729	729

Net income					16,808			16,808

BALANCE, December 31, 2001	14,027	2,079	$3,953	$33,017	$90,873	$(3,005)	$277	$125,115

Stock options exercised, net of shares redeemed	203	3	49	1,258	(203)			1,104

Repurchase of Class A Common Stock	(15)		(3)	(29)	(131)			(163)

Conversion of Class B Common Stock to Class A Common Stock	103	(103)						—

Conversion of Capital Trust Preferred to Class A Common Stock	508		121	4,956				5,077

Shares to be released under the Employee Stock Ownership Plan	26			(28)		342		314

Dividends declared Common Stock:
Class A ($0.209 per share)					(3,081)			(3,081)
Class B ($0.190 per share)					(380)			(380)

Net changes in accumulated other comprehensive income (loss)							2,321	2,321

Net income					20,489			20,489

BALANCE, December 31, 2002	14,852	1,979	$4,120	$39,174	$107,567	$(2,663)	$2,598	$150,796

Stock options exercised, net of shares redeemed	179		43	1,620	(678)			985

Repurchase of Class A and Class B Common Stock	(20)	(5)	(6)	(57)	(316)			(379)

Conversion of Class B Common Stock to Class A Common Stock	17	(17)						—

Shares to be released under the Employee Stock Ownership Plan	28			73		374		447

Dividends declared Common Stock:
Class A ($0.506 per share)					(7,622)			(7,622)
Class B ($0.460 per share)					(903)			(903)

Notes receivable on common stock, net of cash payments				(550)				(550)

Net changes in accumulated other comprehensive income (loss)							(1,598)	(1,598)

Net income					28,203			28,203

BALANCE, December 31, 2003	15,056	1,957	$4,157	$40,260	$126,251	$(2,289)	$1,000	$169,379

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$28,203	$20,489	$16,808
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, net	6,050	4,262	3,736
Federal Home Loan Bank stock dividends	(756)	(949)	(1,204)
Provision for loan losses	6,574	3,338	3,493
Net gain on sale of mortgage loans held for sale	(12,718)	(6,998)	(6,191)
Net gain on sale of securities available for sale	—	(1,559)	(1,864)
Origination of mortgage loans held for sale	(798,657)	(790,657)	(547,735)
Proceeds from sale of mortgage loans held for sale	863,338	767,452	523,663
Employee Stock Ownership Plan expense	447	314	267
Changes in assets and liabilities:
Other assets and accrued interest receivable	(1,881)	(4,967)	2,267
Other liabilities and accrued interest payable	3,350	2,729	2,622
Net cash provided by (used in) operating activities	93,950	(6,546)	(4,138)

INVESTING ACTIVITIES:
Purchases of securities available for sale	(508,371)	(333,751)	(248,731)
Purchases of securities to be held to maturity	(145,305)	(101,590)	(80,845)
Purchases of Federal Home Loan Bank stock	(68)	—	—
Proceeds from calls and maturities of securities to be held to maturity	115,214	98,474	139
Proceeds from calls, maturities and paydowns of securities available for sale	412,935	288,937	191,715
Proceeds from sales of securities available for sale	—	58,227	122,516
Net increase in loans	(275,952)	(127,929)	(43,680)
Purchases of premises and equipment, net	(16,593)	(7,560)	(3,955)
Net cash used in investing activities	(418,140)	(125,192)	(62,841)

FINANCING ACTIVITIES:
Net increase in deposits	221,093	134,348	2,597
Net increase (decrease) in securities sold under agreements to repurchase and other short-term borrowings	30,940	(17,610)	19,022
Payments on Federal Home Loan Bank borrowings	(75,818)	(70,258)	(99,837)
Proceeds from Federal Home Loan Bank borrowings	176,697	92,607	150,737
Repurchase of Common Stock	(379)	(163)	(7,816)
Redemption of the Company’s guaranteed preferred beneficial interests in Republic’s subordinated debentures	—	(775)	—
Proceeds from Common Stock options exercised	985	1,104	467
Cash dividends paid	(8,305)	(3,231)	(2,837)
Net cash provided by financing activities	345,213	136,022	62,333

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,023	4,284	(4,646)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	39,853	35,569	40,215

CASH AND CASH EQUIVALENTS AT END OF YEAR	$60,876	$39,853	$35,569

	2003	2002	2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$36,170	$38,036	$59,076
Income taxes	16,412	11,600	8,701

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers of securities to be held to maturity to securities available for sale	$—	$—	$102,153

Conversion of the Company’s guaranteed preferred beneficial interests in Republic’s subordinated debentures to Class A Common Stock	—	5,077	—

Client transfers from securities sold under agreements to repurchase into deposits	35,829	39,484	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (Parent Company) and its wholly-owned subsidiaries: Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (together referred to as “Bank”) and Republic Funding Company (collectively “Republic” or “the Company”).  The consolidated financial statements also include the wholly owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC (d/b/a Refunds Now®) and Republic Insurance Agency, LLC.  All significant intercompany balances and transactions have been eliminated.

Republic operates 31 banking centers, primarily in the retail banking industry and conducts its operations predominately in metropolitan Louisville, central Kentucky, southern Indiana and through an Internet banking software application.  Republic’s consolidated results of operations are dependent upon net interest income, which is the difference between the interest income and fees on interest earning assets and the interest expense on interest-bearing liabilities.  Principal interest-earning assets are securities and real estate mortgage, commercial and consumer loans.  Interest-bearing liabilities consist of interest-bearing deposit accounts and short-term and long-term borrowings.

Other sources of income include fees charged to customers for a variety of banking services such as transaction deposit accounts and trust services.  Republic also generates revenue from its mortgage banking activities, which include the origination and sale of loans in the secondary market and servicing loans for others and through providing deferred deposit transactions, refund anticipation loan fees and electronic refund check fees.

Republic’s operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, marketing and development, communication and transportation costs and other general and administrative expenses.  Republic’s results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Use of Estimates — Financial statements prepared in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Estimates that are particularly subject to change include the allowance for loan losses, mortgage servicing rights (“MSRs”) and the fair value of financial instruments.  Actual results could differ from these estimates.

Cash Flows — Cash and cash equivalents include cash, deposits with other financial institutions under 90 days and federal funds sold.  Net cash flows are reported for lending, deposit and other borrowing transactions.

Securities — Securities to be held to maturity are those which Republic has the positive intent and ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Securities available for sale, carried at fair value, consist of securities not classified as trading securities nor as held to maturity securities.  Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a separate component of stockholders’ equity until realized.  Gains and losses on the sale of available for sale securities are determined using the specific identification method.  Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

In conjunction with Republic’s adoption of new guidance regarding accounting for derivative instruments and hedging activities, on January 1, 2001, Republic transferred substantially all of its securities classified as held to maturity at that date to available for sale.

Declines in the fair value of individual securities below their cost that are other than temporary result in write downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.

Federal Home Loan Bank (“FHLB”) stock is carried at cost.

Mortgage Banking Activities — Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value.  To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, Republic enters non-exchange traded mandatory forward sales contracts, which are considered derivative.  The aggregate market value of mortgage loans held for sale considers the price of the sales contracts.

Loan commitments related to the origination of mortgage loans held for sale are considered derivatives. Republic’s commitments are for fixed rate mortgage loans, generally lasting 60 to 90 days and are at market rates when initiated.  Republic had commitments to originate $35 million and $161 million in loans as of December 31, 2003 and 2002 that it intends to sell or were sold after the loans are or were closed.  Because sales contract derivatives are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives and both are carried at their fair value with changes included in earnings and substantially offset, the impact is not material.  Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs, the Company expects to receive on loans sold with servicing retained.  MSRs are capitalized as separate assets when loans are sold and servicing is retained.  Prior to 2003, Republic’s loans sold in the secondary market had been primarily sold with servicing released which did not result in an MSR.  Beginning in 2003, Republic primarily sold loans into the secondary market with servicing retained and a corresponding MSR.  This transaction is posted to net gain on sale of loans, a component of mortgage banking income.  The carrying value of MSRs is amortized in proportion to and over the period of, net servicing income and this amortization is recorded as a reduction to mortgage banking income.  The total MSR asset, net of amortization, recorded at December 31, 2003 and 2002 is $5 million and $3 million.

The carrying value of the MSRs asset is periodically reviewed for impairment based on the fair value of the MSR, using groupings of the underlying loans by interest rates and by geography and prepayment characteristics.  Any impairment of a grouping would need to be reported as a valuation allowance.  A primary factor influencing the fair value is the estimated life of the underlying loans serviced.  The estimated life of the loans serviced is significantly influenced by market interest rates.  During a period of declining interest rates, the fair value of the MSRs should decline due to expected prepayments within the portfolio.  Alternatively, during a period of rising interest rates the fair value of MSRs should increase as prepayments on the underlying loans would be expected to decline. Management utilizes an independent third party on a quarterly basis to assist with the fair value estimate of the MSRs.  Based on the estimated fair value at December 31, 2003 and 2002, management determined no impairment of these assets existed.  On an ongoing basis, management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained.

Loan servicing income is recorded as principal payments are collected and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.  Costs of loan servicing, which are included in mortgage banking income, are charged to expense as incurred.

Loans — Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge offs, the allowance for loan losses and any deferred fees or costs on originated loans.

Interest on loans is computed on the principal balance outstanding.  Loan origination fees and certain direct loan origination costs relating to successful loan origination efforts are deferred and recognized over the lives of the related loans as an adjustment to yield.

Generally, the accrual of interest on loans, including impaired loans, is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loans are well secured and in the process of collection.  Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the ultimate collectibility of principal.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  Such loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off.  Consumer loans generally are not placed on non-accrual status but are reviewed periodically and charged off when deemed uncollectible.

Republic recognizes interest income on an impaired loan when earned, unless the loan is on non-accrual status, in which case interest income is recognized when received.

Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge offs net of recoveries.  Management estimates the necessary allowance balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, regulatory guidance and various other factors.  Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off.  Loan losses are charged against the allowance when management deems a loan uncollectible.

A loan is impaired when full payment under the loan terms is not expected.  Impairment is evaluated collectively for smaller balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for commercial and commercial real estate loans.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed over the estimated useful lives of the related assets on the straight-line method.  Estimated lives are 25 to 39 years for buildings and improvements, 3 to 5 years for furniture, fixtures and equipment and 3 to 9 years for leasehold improvements.

Long-Lived Assets — Long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at discounted amounts.

Securities Sold under Agreements to Repurchase and Other Short-term Borrowings — Substantially all repurchase agreement liabilities represent amounts advanced by customers.  Securities are pledged to cover most of these liabilities as they are not covered by federal deposit insurance.  Certain of these liabilities are secured by private insurance purchased by Republic or FHLB letters of credit rather than by a pledge of securities.  Other short-term borrowings primarily include federal funds purchased.

Stock Option Plans — Employee compensation expense under stock option plans is reported using the intrinsic value method.  No stock based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock Based Compensation”:

(dollars in thousands, except per share data)	2003	2002	2001

Net income as reported	$28,203	$20,489	$16,808
Deduct:
Stock based compensation expense determined under fair value based method, net of tax	722	645	153
Pro forma net income	$27,481	$19,844	$16,655

Basic earnings per share as reported:
Class A Common Stock	$1.67	$1.23	$1.04
Class B Common Stock	1.62	1.21	1.03

Pro forma basic earnings per share:
Class A Common Stock	1.63	1.19	1.00
Class B Common Stock	1.58	1.18	0.99

Diluted earnings per share as reported:
Class A Common Stock	1.64	1.20	1.01
Class B Common Stock	1.59	1.19	0.99

Pro forma diluted earnings per share:
Class A Common Stock	1.59	1.17	0.96
Class B Common Stock	1.55	1.15	0.95

The weighted average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in computing pro forma disclosures are as follows:

	2003	2002	2001

Assumptions:
Risk free interest rate	3.17%	4.83%	4.99%
Expected dividend yield	2.05	1.97	2.37
Expected life of options (in years)	6.00	5.95	6.00
Expected volatility	24%	32%	34%

Estimated fair value per share	$2.91	$3.41	$2.46

Income Taxes — Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Employee Stock Ownership Plan (“ESOP”) — The cost of shares held by the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  The difference between market price and the cost of shares committed to be released is recorded as an adjustment to paid in capital.  Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Financial Instruments — Financial instruments include off balance sheet credit instruments, such as commitments to fund loans and standby letters of credit.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.  Instruments, such as standby letters of credit, that are considered financial guarantees in accordance with FASB Interpretation No. 45 are recorded at fair value.

Derivatives — Republic only uses derivative instruments as described in “Mortgage Banking Activities.”

Loss Contingencies — Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are any such matters that will have a material effect on the financial statements.

Earnings Pr Share — Earnings per share is based on net income (in the case of Class B Common Stock, less the dividend preference on Class A Common Stock),divided by the weighted average number of shares outstanding during the period.  ESOP shares are considered outstanding unless unearned.  Diluted earnings per share details the effect of additional common shares issuable under stock options and guaranteed preferred beneficial interests in Republic’s subordinated debentures.

Comprehensive Income — Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity, net of tax.

Segment Information — Segments are parts of a company evaluated by management with separate financial information.  Republic’s internal information is primarily reported and evaluated in four lines of business — banking, mortgage banking, Refunds Now and deferred deposits.

Reclassifications — Certain amounts presented in prior periods have been reclassified to conform with the current year  presentation.

New Accounting Pronouncements — In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 expands disclosures to be made by a guarantor to recognize in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.  The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.”  FIN 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties.  FIN 46 requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities expected losses if they occur, receive a majority of the variable interest entities’ residual return if they occur, or both.  Qualifying special purpose entities are exempt from the consolidation requirement of FIN 46. Although Republic leases office facilities from Republic’s Chairman and from partnerships in which Republic’s Chairman and Chief Executive Officer are partners under operating leases, the Company concluded this did not meet the criteria of FIN 46.  The adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, when a derivative contains a financing component and amends the definition of to conform it to language used in FIN 45 and other pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

2.              RESTRICTIONS ON CASH AND DUE FROMS

Republic is required by the Federal Reserve Bank to maintain average reserve balances.  Cash and due from banks in the consolidated balance sheet includes $424,000 and $3 million of reserve balances at December 31, 2003 and 2002.  The Company does not earn interest on these cash balances.

3.              SECURITIES

Securities available for sale:

December 31, 2003 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$154,533	$328	$(43)	$154,818
Mortgage backed securities, including CMOs	139,472	1,274	(44)	140,702

Total securities available for sale	$294,005	$1,602	$(87)	$295,520

December 31, 2002 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and U.S. Government agencies	$50,175	$948	$—	$51,123
Mortgage backed securities, including CMOs	148,936	2,990	(2)	151,924

Total securities available for sale	$199,111	$3,938	$(2)	$203,047

Securities to be held to maturity:

December 31, 2003 (in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$9,707	$18	$—	$9,725
Mortgage backed securities, including CMOs	105,704	82	(775)	105,011

Total securities to be held to maturity	$115,411	$100	$(775)	$114,736

December 31, 2002 (in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$8,175	$20	$—	$8,195
Obligations of state and political subdivisions	100	2	—	102
Mortgage backed securities, including CMOs	77,137	115	(66)	77,186

Total securities to be held to maturity	$85,412	$137	$(66)	$85,483

Securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2003	2002

Amortized cost	$272,801	$253,266
Fair value	273,561	257,053

December 31, (in thousands)	2003	2002	2001

Sale of securities available for sale:

Proceeds on sales	$—	$58,227	$122,516
Proceeds on calls	33,740	26,500	63,000
Gross gains	—	1,559	1,864

The amortized cost and fair value of securities, by contractual maturity are as follows:

	Securities available for sale		Securities to be held to maturity
December 31, 2003 (in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$136,013	$136,199	$—	$—
Due after one year through five years	18,520	18,619	9,707	9,725
Mortgage backed securities, including CMOs	139,472	140,702	105,704	105,011

Total	$294,005	$295,520	$115,411	$114,736

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
December 31, 2003 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$124,952	$(29)	$6,440	$(14)	$131,392	$(43)
Mortgage backed securities, including CMOs	$—	$—	$122,465	$(819)	$122,465	$(819)

All unrealized losses are reviewed to determine whether the losses are other than temporary.  Factors considered include whether the securities are backed by the U.S. Government or its agencies and concerns surrounding the recovery of full principal.  While its likely that management will hold the securities to maturity, even though some are classified as available for sale, management believes the unrealized losses are market driven and no ultimate loss will occur.

4.     LOANS

December 31, (in thousands)	2003	2002

Residential real estate	$762,000	$597,797
Commercial real estate	442,083	413,115
Real estate construction	70,897	68,020
Commercial	34,553	33,341
Consumer	58,034	39,347
Home equity	215,088	159,261
Total loans	1,582,655	1,310,881
Less:
Unearned interest income and unamortized loan fees	703	818
Allowance for loan losses	13,959	10,148

Loans, net	$1,567,993	$1,299,915

Republic utilizes eligible real estate loans to collateralize advances and letters of credit from the FHLB.  At December 31, 2003 and 2002, Republic had $703 million and $541 million in first lien, 1-4 family residential real estate loans pledged to secure advances and letters of credit from the FHLB.  The Company also had $67 million and $38 million, in multi family, commercial real estate loans pledged at December 31, 2003 and 2002 and $142 million in home equity lines of credit pledged at December 31, 2003.

Activity in the allowance for loan losses is summarized as follows:

December 31, (in thousands)	2003	2002	2001_

Balance, beginning of year	$10,148	$8,607	$7,862
Provision for loan losses charged to income	6,574	3,338	3,493
Charge offs	(5,527)	(4,176)	(4,173)
Recoveries	2,764	2,379	1,425

Balance, end of year	$13,959	$10,148	$8,607

Information about Republic’s impaired loans is as follows:

As of and for the Year Ended December 31, (in thousands)	2003	2002	2001_

Year end loans with no allocated allowance for loan losses	$—	$—	$—
Year end loans with allocated allowance for loan losses	6,176	1,152	104

Total	$6,176	$1,152	$104

Amount of the allowance for loan losses allocated	$1,484	$288	$26
Average of impaired loans during the year	3,604	1,369	707
Interest income recognized during impairment	—	—	—
Cash basis interest income recognized	—	—	—

Non-performing loans were as follows:
Loans past due 90 days still on accrual	473	1,915	521
Nonaccrual loans	12,466	7,967	5,056

Non-performing loans include impaired loans and smaller balance homogeneous loans as defined in Note 1.

Loans made to executive officers and directors of Republic and their related interests in the ordinary course of business, subject to substantially the same credit policies as other loans and current in their terms, are as follows:

December 31, 2003 (in thousands)	Balance, Beginning of Period	Change in Related Party Status	New Loans	Repayments	Balance, End of Period
	$19,545	$(900)	$8,737	$(9,807)	$17,575

5.              MORTGAGE BANKING ACTIVITIES

Mortgage banking activities primarily include residential and commercial mortgage originations and servicing.  The following table presents the components of mortgage banking non interest income:

December 31, (in thousands)	2003	2002	2001_

Net gain on sale of mortgage loans held for sale	$12,718	$6,998	$6,191
Net loan servicing (expense) income	(1,614)	(104)	247
Mortgage banking income	$11,104	$6,894	$6,438

Republic serviced loans for others (primarily FHLMC) totaling $732 million and $283 million at December 31, 2003 and 2002.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Loan servicing (expense) income reflected in the above includes amortization of servicing rights (see below) and loan servicing income of $1,293,000, $642,000 and $534,000 for the years ended 2003, 2002 and 2001.   Custodial escrow account balances maintained in connection with serviced loans were $3 million and $981,000 at year end December 31, 2003 and 2002.

Activity for capitalized mortgage servicing rights is as follows:

December 31, (in thousands)	2003	2002	2001

Balance January 1	$2,882	$1,885	$624
Additions	4,848	1,743	1,548
Amortized to expense	(2,907)	(746)	(287)

Balance December 31	$4,823	$2,882	$1,885

Valuation allowance	$—	$—	$—

The fair value of mortgage servicing rights was $6.7 million at December 31, 2003.

6.              PREMISES AND EQUIPMENT

December 31, (in thousands)	2003	2002

Land	$2,836	$1,822
Office buildings and improvements	18,959	13,261
Furniture, fixtures and equipment	33,404	24,440
Leasehold improvements	3,176	2,500
Construction in progress	1,913	801

Total premises and equipment	60,288	42,824
Less accumulated depreciation and amortization	25,959	19,672

Premises and equipment, net	$34,329	$23,152

Depreciation expense related to premises and equipment was $5.4 million in 2003, $4.0 million in 2002 and $3.9 million in 2001.

7.     DEPOSITS

Time deposits of $100,000 or more were $196 million and $111 million at year end 2003 and 2002.

At December 31, 2003, the scheduled maturities of all time deposits are as follows:

(dollars in thousands)	Amount	Weighted Average Rate

2004	$184,943	2.13%
2005	86,919	2.93
2006	98,589	3.26
2007	77,065	3.99
2008	34,925	2.42
Thereafter	24,207	0.88
Total	$506,648	2.73%

8.              SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

These liabilities consist of short-term excess funds from correspondent banks, repurchase agreements and overnight liabilities to deposit customers arising from Republic’s cash management program.  While effectively deposit equivalents, the overnight liabilities to customers are in the form of repurchase agreements or liabilities secured by FHLB letters of credit or private insurance policies purchased by Republic.  Repurchase agreements collateralized by securities are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities.  All securities underlying the agreements were under Republic’s control.

Information concerning securities sold under agreements to repurchase and liabilities secured by insurance policies at year end 2003 and 2002 are as follows:

December 31, (dollars in thousands)	2003	2002

Average outstanding balance during the year	$189,984	$225,671
Average interest rate during the year	1.00%	1.44%
Maximum month end balance during the year	$227,760	$294,915
Weighted average rate at year end	0.98%	1.31%

9.              FHLB BORROWINGS

December 31, (in thousands)	2003	2002

FHLB convertible fixed interest rate advances from 4.40% to 6.35%, with a weighted average interest rate of 5.17% (1)	$115,000	$115,000

FHLB fixed interest rate advances from 1.44% to 5.94%, with a weighted average interest rate of 3.52% at December 31, 2003, due through 2032	305,178	204,299
	$420,178	$319,299

(1) Represents convertible advances with the FHLB.  These advances have original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years.   At the end of their respective fixed rate periods, the FHLB has the right to convert the borrowings to floating rate advances tied to LIBOR or the Company can prepay the borrowings at no penalty.  The Company has $55  million in these advances that are currently eligible to be converted on their quarterly repricing date.  Based on market conditions at this time, management does not believe these advances are likely to be converted in the near term.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans.  At December 31, 2003, Republic had available collateral to borrow an additional $112 million from the FHLB.  Republic also has unsecured lines of credit totaling $110 million available through various financial institutions.

Aggregate future principal payments on borrowed funds, based on contractual maturity dates as of December 31, 2003 are as follows:

Year	(in thousands)

2004	$24,000
2005	82,570
2006	95,000
2007	60,000
2008 and thereafter	158,608
Total	$420,178

During 2003, the Company did not prepay any FHLB Advances.  In 2002, the Company prepaid $25 million on 6.40% FHLB advances due November 2002.  The transaction resulted in a penalty of $1.4 million or $891,000 net of tax ($0.05 per share).

10.       GUARANTEED PREFERRED BENEFICIAL INTERESTS

In February 1997, Republic Capital Trust, a trust subsidiary of Republic Bancorp, Inc., completed the private placement of 64,520 shares of cumulative trust preferred securities (Trust Preferred Securities) with a liquidation preference of $100 per security.  Each security can be converted into ten shares of Class A Common Stock at the option of the holder.  The sole asset of Republic Capital Trust represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the Trust Preferred Securities.  The subordinated debentures and the related interest expense, payable quarterly at the annual rate of 8.5%, are included in the consolidated financial statements.

As permitted under the agreement, management redeemed these securities on April 1, 2002.  Approximately $800,000 of these securities was redeemed for cash while the remaining $5.1 million were converted into 507,700 shares of the Company’s Class A Common Stock.

11.  INCOME TAXES

Income tax expense is summarized as follows:

Year Ended December 31, (in thousands)	2003	2002	2001_

Current	$13,942	$11,536	$8,687
Deferred expense (benefit)	1,620	(340)	(108)

Total	$15,562	$11,196	$8,579

The provision for income taxes differs from the amount computed at the statutory rate as follows:

Year Ended December 31, (in thousands)	2003	2002	2001

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	0.2	—	—
Low income housing tax credit	(0.5)	—	—
Other, net	0.9	0.3	(1.2)

Effective rate	35.6%	35.3%	33.8%

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

December 31, (in thousands)	2003	2002__

Deferred tax assets:
Depreciation	$—	$532
Allowance for loan losses	4,044	2,715
Accrued expenses	1,329	1,098

Total deferred tax assets	5,373	4,345

Deferred tax liabilities:
Depreciation	1,345	—
FHLB dividends	2,740	2,469
Loan fees	360	294
Mortgage servicing rights	1,696	1,011
Unrealized securities gains	515	1,338
Other	475	194

Total deferred tax liabilities	(7,131)	5,306

Net deferred tax liability	$(1,758)	$(961)

12.       EARNINGS PER SHARE

A reconciliation of the combined Class A and B Common Stock numerators and denominators of the earnings per share and basic earnings per share and diluted earnings per share computations is presented below.

Class A and B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock as discussed in Note 13.  The aggregate dividend premium paid on Class A Common Stock for 2003, 2002 and 2001 was $691,000, $279,000 and $224,000.

Years Ended December 31, (in thousands, except per share data)	2003	2002	2001

Basic:

Net income available to common shareholders	$28,203	$20,489	$16,808

Weighted average shares outstanding	16,939	16,636	16,126

Basic Earnings Per Share:
Class A Common Stock	$1.67	$1.23	$1.04
Class B Common Stock	1.62	1.21	1.03

Diluted:

Net income available to common shareholders	$28,203	$20,489	$16,808
Interest expense, net of tax benefit, on assumed conversion of guaranteed preferred beneficial interests in Republic’s subordinated debentures	—	79	332

Net income available to common shareholders, assuming conversion	$28,203	$20,568	$17,140

Weighted average shares outstanding	16,939	16,636	16,126
Dilutive effects of assumed conversion and exercise:
Convertible guaranteed preferred beneficial interest in Republic’s subordinated debentures	—	146	610
Stock options	369	334	356

Weighted average shares and dilutive potential shares outstanding	17,308	17,116	17,092

Diluted Earnings Per Share:
Class A Common Stock	$1.64	$1.20	$1.01
Class B Common Stock	1.59	1.19	0.99

Stock options for 20,000 and 191,000 shares of Class A Common Stock were excluded from the 2003 and 2002 earnings per share assuming dilution because their impact was antidilutive.

13.       STOCKHOLDERS’ EQUITY

Common Stock — The Class A Common shares are entitled to cash dividends equal to 110% of the cash dividend paid per share on the Class B Common Stock.  Class A Common shares have one vote per share and Class B Common shares have ten votes per share.  Class B Common Stock may be converted, at the option of the holder, to Class A Common Stock on a share-for-share basis.  The Class A Common Stock is not convertible into any other class of Republic’s capital stock.

Dividend Limitations — Kentucky banking laws limit the amount of dividends that may be paid to the Parent Company by Republic Bank & Trust Company without prior approval of the Kentucky Department of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At December 31, 2003, Republic Bank & Trust Company had $37.4 million of retained earnings that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval subject to capital requirements.

Indiana banking laws prohibit the payment of dividends to the Parent Company by Republic Bank & Trust Company of Indiana until May 2004 without prior approval of the Indiana Department of Financial Institutions.  These laws also require a minimum Tier I Capital ratio of 8% to be maintained for a period of three years.

Regulatory Capital Requirements — The Parent Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Republic’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and each bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and each bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  As of December 31, 2003, the Parent Company, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana meet all capital adequacy requirements to which they are subject to.

The most recent notification from the FDIC categorized each bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, each bank must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the banks’ capital ratings.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$181,856	12.99%	$112,011	8%	$140,013	10%
Republic Bank & Trust Co.	171,210	12.49	109,074	8	137,130	10
Republic Bank & Trust Co. of Indiana	5,897	20.45	2,307	8	2,884	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	167,897	11.99	56,005	4	84,008	6
Republic Bank & Trust Co.	157,593	11.49	54,852	4	82,278	6
Republic Bank & Trust Co. of Indiana	5,555	19.26	1,153	4	1,730	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	167,897	8.08	83,080	4	103,850	5
Republic Bank & Trust Co.	157,593	7.68	82,106	4	102,632	5
Republic Bank & Trust Co. of Indiana	5,555	15.55	1,428	4	1,786	5

As of December 31, 2002

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$158,044	13.64%	$92,679	8%	$115,849	10%
Republic Bank & Trust Co.	148,318	13.07	90,814	8	113,518	10
Republic Bank & Trust Co. of Indiana	5,512	21.52	2,049	8	2,562	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	147,896	12.77	46,340	4	69,509	6
Republic Bank & Trust Co.	138,456	12.20	45,407	4	68,111	6
Republic Bank & Trust Co. of Indiana	5,226	20.40	1,025	4	1,537	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	147,896	9.02	65,591	4	81,990	5
Republic Bank & Trust Co.	138,456	8.53	64,945	4	81,181	5
Republic Bank & Trust Co. of Indiana	5,226	23.15	903	4	1,129	5

14.  STOCK OPTION PLAN

Under the stock option plan, certain key employees and directors are granted options to purchase shares of Republic’s Common Stock at fair value at the date of the grant.  Options granted become fully exercisable at the end of two to six years of continued employment and must be exercised within one year.

A summary of Republic’s stock option activity and related information for the years ended December 31 follows:

	2003				2002
	Options Class A Shares	Weighted Average Exercise Price	Options Class B Shares	Weighted Average Exercise Price	Options Class A Shares	Weighted Average Exercise Price	Options Class B Shares	Weighted Average Exercise Price

Outstanding beginning of year	1,539,000	$9.62	—	$—	982,750	$7.76	4,000	$5.53

Granted	92,500	13.25	—	—	873,000	10.64	—	—

Exercised	(235,250)	7.55	—	—	(222,000)	5.99	(4,000)	5.53

Forfeited	(64,750)	10.01	—	—	(94,750)	8.19	—	—

Outstanding year end	1,331,500	10.22	—	—	1,539,000	9.62	—	—

Exercisable (vested) end of year	94,750	10.60	—	—	149,500	5.98	—	—

	2001
	Options Class A Shares	Weighted Average Exercise Price	Options Class B Shares	Weighted Average Exercise Price

Outstanding beginning of year	1,045,500	$7.20	30,000	$4.18

Granted	194,750	7.57	—	—

Exercise	(207,000)	4.72	(26,000)	3.97

Forfeited	(50,500)	7.95	—	—

Outstanding year end	982,750	7.76	4,000	5.53

Exercisable (vested) end of year	134,500	5.90	4,000	5.53

Options outstanding at year end 2003 were as follows:

				Exercisable
Outstanding Class A Options	Remaining Contractual Number	Weighted Average Life	Weighted Average Price	Number	Weighted Average Price

Range of Exercise Prices
$ 5.88 - $7.00	227,500	2.83	$6.35	32,500	$6.00
$ 8.13 - $10.60	814,250	4.64	10.40	—	—
$ 10.98 - $13.00	257,250	2.60	12.35	62,250	13.00
$ 13.07 - $18.37	32,500	5.71	16.02	—	—

Total Outstanding	1,331,500	3.97	$10.22	94,750	$10.60

15.  EMPLOYEE BENEFIT PLANS

Republic maintains a 401(k) plan for full time employees who have been employed for 1,000 hours in a plan year and have reached the age of 21.  Participants in the plan have the option to contribute from 1% to 25% of their annual compensation.  Republic matches 50% of participant contributions up to 5% of each participant’s annual compensation.  Republic’s contribution may increase if the Bank achieves certain operating ratios.  Republic’s matching contributions were $762,000, $637,000 and $506,000 for the years ended December 31, 2003, 2002 and 2001.

On January 29, 1999, Republic formed an Employee Stock Ownership Plan (ESOP) for the benefit of its employees.  The ESOP borrowed $3.9 million from the Parent Company and directly and indirectly purchased 300,000 shares of Class A Common Stock from Republic’s largest beneficial owner at a market value price of $12.91 per share.  The purchase price, determined by an independent pricing committee, was the average closing price for the thirty trading days immediately prior to the transaction. Shares in the ESOP are allocated to eligible employees based on principal payments over the term of the loan, which is ten years.  Participants become fully vested in allocated shares after five years of credited service and may receive their distributions in the form of cash or stock.  At year end 2003, approximately 178,000 unallocated shares had a fair value of $3.5 million.

Year Ended December 31, (in thousands)	2003	2002	2001

Unearned shares allocated to participants in the plan	28,485	26,499	24,649
Compensation expense	$446,000	$314,000	$267,000

The Company maintains a death benefit for the Chairman of the Company equal to three times the average compensation paid for the two years proceeding death.  Upon a change in control, defined as a sale or assignment of more than 55% of the outstanding stock of the Company, the benefit is canceled.

16.  LEASES AND TRANSACTIONS WITH AFFILIATES

Republic leases office facilities under operating leases from Republic’s Chairman and from partnerships in which Republic’s Chairman and Chief Executive Officer are partners.  Rent expense for the years ended December 31, 2003, 2002 and 2001 under these leases was $1,892,000, $1,549,000 and $1,475,000.  Total rent expense on all operating leases was $2,698,000, $2,302,000 and $2,092,000 for the years ended December 31, 2003, 2002 and 2001.  The total minimum lease commitments under noncancelable operating leases are as follows:

December 31, 2003 (in thousands)	Affiliate	Other	Total

2004	$1,837	$1,075	$2,912
2005	1,817	1,066	2,883
2006	1,553	940	2,493
2007	845	885	1,730
Thereafter	817	10,518	11,335

Total	$6,869	$14,484	$21,353

A director of Republic Bank & Trust Company is a partner in a law firm.  Fees paid by Republic to this firm totaled $73,000, $91,000 and $74,000 for the years ended December 31, 2003, 2002 and 2001.

17.       OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

Republic is a party to financial instruments with off balance sheet risk in the normal course of business in order to meet the financing needs of its customers.  These financial instruments primarily include commitments to extend credit and standby letters of credit.  The contract or notional amounts of these instruments reflect the potential future obligations of Republic pursuant to those financial instruments.  Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with Republic’s credit policies.  Collateral from the customer may be required based on management’s credit evaluation of the customer and may include business assets of commercial customers, as well as personal property and real estate of individual customers or guarantors.

Republic also extends binding commitments to customers and prospective customers.  Such commitments assure the borrower of financing for a specified period of time at a specified rate.  The risk to Republic under such loan commitments is limited by the terms of the contracts.  For example, Republic may not be obligated to advance funds if the customer’s financial condition deteriorates or if the customer fails to meet specific covenants.  An approved, but unfunded, loan commitment represents a potential credit risk once the funds are advanced to the customer.  This is also a liquidity risk since the customer may demand immediate cash that would require funding and interest rate risk as market interest rates may rise above the rate committed.  Republic’s liquidity position is managed to meet its need for funds.  In addition, since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time may not require future funding.

As of December 31, 2003, exclusive of mortgage banking loan commitments discussed in Note 1, Republic had outstanding loan commitments totaling $345 million which includes unfunded home equity lines of credit totaling $207 million.  These commitments generally have variable rates.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party.  The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit.  Commitments outstanding under standby letters of credit totaled $38 million at December 31, 2003.

At December 31, 2003, Republic had $88 million in letters of credit from the FHLB issued on behalf of the Bank’s clients.  Approximately $28 million of these letters of credit were used as credit enhancements for client bond offerings.  The remaining $60 million was used to collateralize a public funds deposit, which the Company classifies in short-term borrowings.  These letters of credit reduce Republic’s available borrowing line at the FHLB by $88 million.  Republic uses a blanket pledge of eligible real estate loans to secure the letters of credit.

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

	2003		2002
December 31, (in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$60,876	$60,876	$39,853	$39,853
Securities available for sale	295,520	295,520	203,047	203,047
Securities to be held to maturity	115,411	114,853	85,412	85,483
Mortgage loans held for sale	13,732	13,877	65,695	66,176
Loans, net	1,567,993	1,600,608	1,299,915	1,345,477
Federal Home Loan Bank stock	19,148	19,148	18,324	18,324
Accrued interest receivable	6,710	6,710	6,998	6,998

Liabilities:
Deposits:
Non interest-bearing accounts	$193,321	$193,321	$175,460	$175,460
Transaction accounts	597,143	597,143	464,961	464,959
Certificate of deposit and individual retirement accounts	506,648	513,691	399,769	410,235
Securities sold under agreements to repurchase and other short-term borrowings	220,040	220,114	224,929	224,957
Federal Home Loan Bank borrowings	420,178	426,437	319,299	348,226
Accrued interest payable	3,441	3,441	2,816	2,816

Cash and Cash Equivalents and Accrued Interest Receivable/Payable – The carrying amount is a reasonable estimate of fair value.

Securities Available for Sale, Securities to be Held to Maturity and Federal Home Loan Bank Stock – Fair value equals quoted market price, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  For FHLB stock, the carrying amount is an estimate of fair value.

Mortgage Loans Held for Sale – Estimated fair value is based on the corresponding sales contract.

Loans, net – The fair value is estimated by discounting the future cash flows using the interest rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

Deposits – The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed maturity certificates of deposit is estimated using the interest rates offered for deposits of similar remaining maturities.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings — The carrying amount is management’s estimate of fair value.

Federal Home Loan Bank Borrowings – The fair value is estimated based on the estimated present value of future cash outflows using the rates at which similar loans with the same remaining maturities could be obtained.

Accrued Interest Receivable/Payable – The carrying amount is management’s estimate of fair value.

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

Financial Guarantees - Estimated fair value is based on current fees or costs that would be charged to enter or terminate such arrangements and is not material.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

19.       PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2003	2002
Assets:
Cash and cash equivalents	$3,960	$2,538
Due from subsidiaries	2,579	3,667
Investment in subsidiaries	164,638	146,575
Other assets	475	14

Total assets	$171,652	$152,794

Liabilities and stockholders’ equity:
Other liabilities	$2,273	$1,998
Stockholders’ equity	169,379	150,796

Total liabilities and stockholders’ equity	$171,652	$152,794

STATEMENTS OF INCOME

Years Ended December 31, (in thousands)	2003	2002	2001

Income and expenses:
Dividends from subsidiary	$9,100	$3,406	$15,699
Interest income	187	211	253
Interest expense	—	(129)	(548)
Other expenses	(480)	(589)	(401)

Income before income taxes	8,807	2,899	15,003
Income tax benefit	284	272	297

Income before equity in undistributed net income of subsidiaries	9,091	3,171	15,300
Equity in undistributed net income of subsidiaries	19,112	17,318	1,508

Net income	$28,203	$20,489	$16,808

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2003	2002	2001_

Operating activities:
Net income	$28,203	$20,489	$16,808
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net income of subsidiaries	(19,112)	(17,318)	(1,508)
Change in due from subsidiary	1,088	885	(440)
Change in other assets	(61)	4	105
Change in other liabilities	(495)	53	21
Net cash provided by operating activities	9,623	4,113	14,986

Investing activities:
Dividends on unallocated ESOP shares	(102)	(47)	(43)
Dissolution of Republic Capital Trust Common stock	—	300	—
Purchase of common stock of subsidiary bank	—	—	(5,000)
Purchase of premises	(400)	—	—
Net cash provided by (used in) investing activities	(502)	253	(5,043)

Financing activities:
Dividends paid	(8,305)	(3,231)	(2,837)
Proceeds from stock options exercised	985	1,104	467
Redemption of the Company’s guaranteed preferred beneficial interest in Republic’s subordinated debentures	—	(1,075)	—
Repurchase of Class A Common Stock	(379)	(163)	(7,816)
Net cash used in financing activities	(7,699)	(3,365)	(10,186)

Net increase (decrease) in cash and cash equivalents	1,422	1,001	(243)

Cash and cash equivalents, beginning of year	2,538	1,537	1,780

Cash and cash equivalents, end of year	$3,960	$2,538	$1,537

20.  SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, primarily distinguished between banking, mortgage banking operations, deferred deposits and tax refund services.  Loans, investments and deposits provide the substantial amount of revenue from the banking operation; servicing fees and loan sales provide the substantial amount of revenue from mortgage banking; fees for providing deferred deposits represent the primary revenue source for the deferred deposit segment; and refund anticipation loan fees and electronic refund check fees provide the substantial amount of revenue from tax refund services.  All four operations are domestic.

The accounting policies used for Republic’s segments are the same as those described in the summary of significant accounting policies. Income taxes are allocated and indirect expenses are allocated on revenue.  Transactions among segments are made at fair value.  Information reported internally for performance assessment follows.

	2003
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$66,864	$6,742	$1,353	$7,306	$82,265
Provision for loan losses	4,245	1,850	—	479	6,574
Electronic refund check fees	—	3,981	—	—	3,981
Mortgage banking income	—	—	11,104	—	11,104
Other revenue	19,461	35	(3,648)	—	15,848
Income tax expense	8,718	1,930	2,795	2,119	15,562
Segment profit	15,801	3,499	5,066	3,837	28,203
Segment assets	2,063,371	1,829	13,757	48,814	2,127,771

	2002
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$59,596	$3,563	$1,025	$156	$64,340
Provision for loan losses	2,395	47	—	900	3,342
Electronic refund check fees	—	3,198	—	—	3,198
Mortgage banking income	—	—	6,894	—	6,894
Other revenue	18,453	71	(4,094)	—	14,430
Income tax expense / (benefit)	9,189	1,419	877	(289)	11,196
Segment profit / (loss)	16,746	2,636	1,630	(523)	20,489
Segment assets	1,682,508	1,167	65,816	3,215	1,752,706

	2001
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$55,264	$3,278	$937	$—	$59,479
Provision for loan losses	2,424	1,069	—	—	3,493
Electronic refund check fees	—	2,087	—	—	2,087
Mortgage banking income	—	—	6,438	—	6,438
Other revenue	13,784	36	(2,604)	—	11,216
Income tax expense	7,052	425	1,102	—	8,579
Segment profit	13,822	831	2,155	—	16,808
Segment assets	1,549,346	507	40,978	—	1,590,831

21.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2003 and 2002.

(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

2003:
Interest income	$29,353	$28,579	$28,399	$32,730
Net interest income	19,410	19,493	19,585	23,778
Provision for loan losses	156	223	1,854	4,341
Income before income tax expense	7,260	9,909	11,259	15,338
Net income	4,637	6,349	7,267	9,951
Basic earnings per share:
Class A Common Stock	0.28	0.38	0.43	0.59
Class B Common Stock	0.25	0.37	0.42	0.59
Diluted earnings per share:
Class A Common Stock	0.27	0.36	0.42	0.58
Class B Common Stock	0.24	0.36	0.41	0.58

(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

2002:
Interest income	$25,498	$25,647	$25,627	$29,329
Net interest income	15,533	15,232	14,965	18,610
Provision for loan losses	1,849	265	(1,473)	2,697
Income before income tax expense	6,351	7,354	7,769	10,211
Net income	4,092	4,731	5,007	6,659
Basic earnings per share:
Class A Common Stock	0.24	0.28	0.30	0.41
Class B Common Stock	0.24	0.28	0.29	0.41
Diluted earnings per share:
Class A Common Stock	0.24	0.28	0.29	0.40
Class B Common Stock	0.23	0.27	0.29	0.39

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a.  Controls and Procedures

An evaluation was conducted under the supervision and with the participation of Republic’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Republic in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in Republic’s internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect Republic’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item appears under the heading “PROPOSAL 1 ELECTION OF DIRECTORS” of the Proxy Statement, dated March 23, 2004, of Republic Bancorp, Inc. for the 2004 Annual Meeting of Shareholders to be held April 15, 2004 (“Proxy Statement”), under the heading  “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Proxy Statement and under the heading “AUDIT COMMITTEE FINANCIAL EXPERT DISCLOSURE REQUIRED BY ITEM 401(h) OF REG S-K CODE OF ETHICS DISCLOSURE REQUIRED BY ITEM 406 OF REG S-K” of the proxy statement, all of which is incorporated herein by reference.

Item 11.  Executive Compensation

Information under the sub-headings “Director Compensation” and “Equity Compensation Plan Information” of the Proxy Statement and under the heading “CERTAIN INFORMATION AS TO MANAGEMENT” of the Proxy Statement is incorporated herein by reference.  In addition, the information under the heading “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

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

Item 14.  Principal Accountant Fees and Services

Information required by this Item appears under the heading “AUDIT FEES” of the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements:

The following consolidated financial statements of the registrant and report of independent public accountants are included in the Annual Report to Shareholders for the fiscal year ended December 31, 2003 and are incorporated herein by reference.

Description

Report of Independent Auditors
Consolidated balance sheets - December 31, 2003 and 2002
Consolidated statements of income and comprehensive income -
years ended December 31 2003, 2002, and 2001
Consolidated statements of changes in stockholders’ equity -
years ended December 31, 2003, 2002 and 2001
Consolidated statements of cash flows -
years ended December 31, 2003, 2002 and 2001
Notes to consolidated financial statements

(a)(2) Financial Statements Schedules:

Schedules are omitted because the information is not applicable.

(a)(3) Exhibits:

The Exhibit Index of this report is incorporated herein by reference.  The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by asterisk in the Exhibit Index.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCORP, INC.

March 2, 2004	By:	/s/ Steven E. Trager
Steven E. Trager
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the registrant and in the capacities indicated.

/s/ Bernard M. Trager	Chairman of the Board & Director	March 2, 2004
Bernard M. Trager

/s/ Steven E. Trager	President, Chief Executive	March 2, 2004
Steven E. Trager	Officer & Director

/s/ A. Scott Trager	Vice Chairman & Director	March 2, 2004
Scott Trager

/s/ Bill Petter	Vice Chairman, Chief Operating	March 2, 2004
Bill Petter	Officer & Director

/s/ Kevin Sipes	Chief Financial Officer and	March 2, 2004
Kevin Sipes	Chief Accounting Officer

/s/ Charles E. Anderson	Director	March 2, 2004
Charles E. Anderson

/s/ J. Michael Brown	Director	March 2, 2004
J. Michael Brown

/s/ Sandra Metts Snowden	Director	March 2, 2004
Sandra Metts Snowden

/s/ R. Wayne Stratton	Director	March 2, 2004
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 2, 2004
Susan Stout Tamme

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

3(ii)	Bylaws of Registrant, as amended (Incorporated by reference to Exhibit 3(ii) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

4.2

Agreement Pursuant to Item 601 (b)(4)(iii) of Regulation S-K (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K of Registrant for the year ended December 31, 1997 (Commission File Number: 33-77324))

10.1*

Officer Compensation Continuation Agreement with Steven E. Trager, dated January 12, 1995  (Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.2*

Stock Option Plan Agreement with Steven E. Trager, dated January 12, 1996 (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission  File Number: 33-77324))

10.3*

Officer Compensation Continuation Agreement with A. Scott Trager, dated January 12, 1995  (Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.4*

Stock Option Plan Agreement with A. Scott Trager dated January 12, 1996 (Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.5*

Officer Compensation Continuation Agreement with E. William Petter, Jr., dated January 12, 1995 (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.6*

Stock Option Plan Agreement with E. William Petter, Jr., dated January 12, 1996 (Incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.7*

Death Benefit Agreement with Bernard M. Trager dated September 10, 1996 (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File Number: 33-77324))

10.8*

Summary of Directors Stock Options  (Incorporated by reference to Exhibit 10.16 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File Number: 000-24649))

10.9*

Officer Compensation Continuation Agreement with Kevin Sipes, dated June 15, 2001 (Incorporated by reference to Exhibit 10.23 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File Number: 33-77324))

10.10*	Officer Compensation Continuation Agreement with David Vest, dated January 12, 1995

10.11

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 33-77324))

10.12

Lease between Republic Bank & Trust Company and Teeco Properties, dated May 1, 2002, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File Number: 33-77324))

10.13

Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 1999, as amended, relating to 610 Eastern Boulevard, Clarksville, Indiana  (Incorporated by reference to Exhibit 10.19 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 33-77324))

10.14

Assignment of Lease of 610 Eastern Blvd. to Republic Bank & Trust Company of Indiana, dated April 30, 2001 (Incorporated by reference to Exhibit 10.24 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001(Commission File Number: 33-77324))

10.15

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville  (Incorporated by reference to Exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 33-77324))

10.16	Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 2, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville

10.17

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 31, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville  (Incorporated by reference to Exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 33-77324))

10.18	Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 1995, as amended, relating to 661 South Hurstbourne Parkway, Louisville

10.19	Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 16, 1996, as amended, relating to 661 South Hurstbourne Parkway, Louisville

10.20	Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 21, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville

10.21	Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 11, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville

10.22

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway  (Incorporated by reference to Exhibit 10.17 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 33-77324))

10.23

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the year ended December 31 31, 1999 (Commission File Number: 33-77324))

10.24

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2003, as amended, relating to 661 South Hurstbourne Parkway, Louisville  (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 33-77324))

10.25

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 33-77324))

10.26

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number: 33-77324))

10.27

Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K for the quarter ended June 30, 2003 (Commission File Number: 33-77324))

11	Statement regarding Computation of Per Share Earnings

13	Excerpts from the 2003 Annual Report to Shareholders incorporated by reference

21	Subsidiaries of the Registrant

23	Consent of Crowe Chizek and Company LLC

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Denotes management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).

**   This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of

1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Act of 1934.