Form 10-Q
period 2004-03-31
REPUBLIC BANCORP INC /KY/
filed 2004-05-07
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-24649

REPUBLIC BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-0862051
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West Market Street, Louisville, Kentucky, 40202

(Address of principal executive offices) (Zip Code)

(502) 584-3600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒Yes ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☒Yes ☐No

The number of shares outstanding of the issuer’s class of common stock as of the latest practicable date: 16,036,903 shares of Class A Common Stock and 2,054,054 shares of Class B Common Stock as of April April 30, 2004.

REPUBLIC BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPUBLIC BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (in thousands)

	March 31 2004	December 31 2003
	(unaudited)
ASSETS:
Cash and cash equivalents	$105,001	$60,876
Securities available for sale	266,654	295,520
Securities to be held to maturity (fair value of $128,287 in 2004 and $114,736 in 2003)	128,427	115,411
Mortgage loans held for sale	16,494	13,732
Loans, less allowance for loan losses of $13,994 (2004) and $13,959 (2003)	1,609,746	1,567,993
Federal Home Loan Bank stock	19,342	19,148
Premises and equipment, net	35,661	34,329
Other assets and accrued interest receivable	22,389	20,762

TOTAL ASSETS	$2,203,714	$2,127,771

LIABILITIES:
Deposits:
Non interest-bearing	$228,229	$193,321
Interest-bearing	1,071,933	1,103,791
Total deposits	1,300,162	1,297,112
Securities sold under agreements to repurchase and other short-term borrowings	266,840	220,040
Federal Home Loan Bank borrowings	425,207	420,178
Other liabilities and accrued interest payable	31,397	21,062

Total liabilities	2,023,606	1,958,392

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Class A and Class B Common Stock, no par value	4,367	4,157
Additional paid in capital	56,774	40,260
Retained earnings	119,545	126,251
Unearned shares in Employee Stock Ownership Plan	(2,192)	(2,289)
Accumulated other comprehensive income	1,614	1,000

Total stockholders’ equity	180,108	169,379

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,203,714	$2,127,771

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31
	2004		2003
INTEREST INCOME:
Loans, including fees	$34,704		$29,724
Securities:
Taxable	2,705		2,713
Non taxable	—		1
Federal Home Loan Bank stock and other	401		292
Total interest income	37,810		32,730

INTEREST EXPENSE:
Deposits	5,228		5,093
Securities sold under agreements to repurchase and other short-term borrowings	657		512
Federal Home Loan Bank borrowings	4,152		3,347
Total interest expense	10,037		8,952

NET INTEREST INCOME	27,773		23,778

Provision for loan losses	2,049		4,341

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,724		19,437

NON INTEREST INCOME:
Service charges on deposit accounts	2,971		2,177
Electronic refund check fees	4,406		3,169
Title insurance commissions	296		673
Mortgage banking income	678		4,932
Debit card interchange fee income	474		407
Other	307		376
Total non interest income	9,132		11,734

NON INTEREST EXPENSES:
Salaries and employee benefits	9,773	`	8,417
Occupancy and equipment, net	3,661		2,826
Communication and transportation	738		860
Marketing and development	636		839
Bankshares tax	560		496
Supplies	461		406
Outsourced technology services	400		405
Other	1,748		1,584
Total non interest expenses	17,977		15,833

INCOME BEFORE INCOME TAX EXPENSE	16,879		15,338

INCOME TAX EXPENSE	5,824		5,387

NET INCOME	$11,055		$9,951

	Three Months Ended March 31
	2004	2003

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain (loss) on securities	$614	$(28)
Less: Reclassification of realized amount	—	—
Net unrealized gain (loss) recognized in comprehensive income	614	(28)

COMPREHENSIVE INCOME	$11,669	$9,923

BASIC EARNINGS PER SHARE:
Class A Common Share	$0.62	$0.56
Class B Common Share	$0.61	$0.56

DILUTED EARNINGS PER SHARE:
Class A Common Share	$0.60	$0.55
Class B Common Share	$0.59	$0.55

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share data)

						Unearned Shares in	Accumulated
	Common Stock			Additional		Empl. Stock	Other	Total
	Class A Shares	Class B Shares	Amount	Paid In Capital	Retained Earnings	Ownership Plan	Comprehensive Income (Loss)	Stockholders’ Equity

BALANCE, January 1, 2004	15,809	2,055	$4,157	$40,260	$126,251	$(2,289)	$1,000	$169,379

Stock options exercised, net of shares redeemed	33	—	7	266	(92)	—	—	181

Repurchase of Class A and Class B Common Stock	—	—	—	(1)	(8)	—	—	(9)

Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	8	—	—	48	—	97	—	145

Dividend declared Common Stock:
Class A ($0.0629 per share)	—	—	—	—	(984)	—	—	(984)
Class B ($0.0571 per share)	—	—	—	—	(117)	—	—	(117)

Stock dividend	—	—	203	16,357	(16,560)	—	—	—

Note receivable on common stock, net of cash payments	—	—	—	(156)	—	—	—	(156)

Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	614	614

Net income	—	—	—	—	11,055	—	—	11,055

BALANCE, March 31, 2004	15,851	2,054	$4,367	$56,774	$119,545	$(2,192)	$1,614	$180,108

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (in thousands)

	2004	2003
OPERATING ACTIVITIES:
Net income	$11,055	$9,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	1,505	1,330
Federal Home Loan Bank stock dividends	(192)	(182)
Provision for loan losses	2,049	4,341
Net gain on sale of mortgage loans held for sale	(747)	(5,429)
Origination of mortgage loans held for sale	(55,347)	(246,012)
Proceeds from sale of mortgage loans held for sale	53,332	278,825
Employee Stock Ownership Plan expense	145	79
Changes in assets and liabilities:
Other assets and accrued interest receivable	(1,040)	(1,767)
Other liabilities and accrued interest payable	10,132	14,633
Net cash provided by operating activities	20,892	55,769

INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,276,387)	(256,461)
Purchases of securities to be held to maturity	(22,557)	(17,697)
Purchases of Federal Home Loan Bank stock	(2)	(55)
Proceeds from calls, maturities and paydowns of securities available for sale	1,306,329	214,837
Proceeds from calls and maturities of securities to be held to maturity	9,522	29,353
Net increase in loans	(44,660)	(38,426)
Purchases of premises and equipment, net	(2,962)	(3,441)
Net cash used in investing activities	(30,717)	(71,890)

FINANCING ACTIVITIES:
Net change in deposits	3,050	104,052
Net change in securities sold under agreements to repurchase and other short-term borrowings	46,800	(54,946)
Payments on Federal Home Loan Bank borrowings	(489)	(60,142)
Proceeds from Federal Home Loan Bank borrowings	5,518	45,226
Repurchase of Common Stock	(9)	—
Proceeds from Common Stock options exercised	181	285
Cash dividends paid	(1,101)	(905)
Net cash provided by financing activities	53,950	33,570

NET INCREASE IN CASH AND CASH EQUIVALENTS	44,125	17,449

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,876	39,853

CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,001	$57,302

	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$10,044	$9,439
Income taxes	231	539

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$712	$145

Client transfers from securities sold under agreements to repurchase into deposits	—	35,829

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – MARCH 31, 2004 AND 2003 (UNAUDITED) AND DECEMBER 31, 2003

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (together referred to as “Bank”), Republic Funding Company and Republic Invest Co.  Republic Invest Co. includes its wholly-owned subsidiary, Republic Capital LLC.  All companies are collectively referred to as “Republic” or the “Company”.  The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC and Republic Insurance Agency, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic’s annual report on Form 10-K for the year ended December 31, 2003.

Stock Option Plans – Employee compensation expense under stock option plans is reported using the intrinsic value method.  No stock based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock Based Compensation”:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2004	2003

Net income, as reported	$11,055	$9,951
Deduct:
Stock based compensation expense determined under the fair value based method, net of tax	131	147
Pro forma net income	$10,924	$9,804

Earnings per share as reported:
Class A Common Share	$0.62	$0.56
Class B Common Share	0.61	0.56

Pro forma earnings per share:
Class A Common Share	0.61	0.55
Class B Common Share	0.61	0.55

Diluted earnings per share as reported:
Class A Common Share	0.60	0.55
Class B Common Share	0.59	0.55

Pro forma diluted earnings per share
Class A Common Share	0.59	0.55
Class B Common Share	0.59	0.54

There were no options granted during the three month periods ended March 31, 2004 and 2003.

Recently Adopted Accounting Standards – See discussion in Note 1 to the consolidated financial statements in Republic’s annual report on Form 10-K for the year ended December 31, 2003 for a discussion of recent accounting pronouncements.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.  All prior period share data has been reclassified to reflect the five percent (5%) stock dividend that was declared in the first quarter of 2004.

2.  SECURITIES

Securities Available For Sale:

March 31, 2004 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S.
Government agencies	$125,169	$342	$(12)	$125,499
Mortgage backed securities, including CMOs	139,038	2,117	—	141,155

Total securities available for sale	$264,207	$2,459	$(12)	$266,654

December 31, 2003 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S.
Government agencies	$154,533	$328	$(43)	$154,818
Mortgage backed securities, including CMOs	139,472	1,274	(44)	140,702

Total securities available for sale	$294,005	$1,602	$(87)	$295,520

Securities To Be Held To Maturity:

March 31, 2004 (in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

U.S. Treasury securities and U.S.
Government agencies	$16,350	$89	$—	$16,439
Mortgage backed securities, including CMOs	112,077	161	(390)	111,848

Total securities to be held to maturity	$128,427	$250	$(390)	$128,287

December 31, 2003 (in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

U.S. Treasury securities and U.S.
Government agencies	$9,707	$18	$—	$9,725
Mortgage backed securities, including CMOs	105,704	82	(775)	105,011

Total securities to be held to maturity	$115,411	$100	$(775)	$114,736

Securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2004	December 31, 2003

Amortized cost	$327,080	$272,801
Fair value	329,238	273,561

3.              LOANS

(in thousands)	March 31, 2004	December 31, 2003

Residential real estate	$773,730	$762,000
Commercial real estate	454,115	442,083
Real estate construction	68,347	70,897
Commercial	33,352	34,553
Consumer	58,519	58,034
Home equity	236,015	215,088
Total loans	1,624,078	1,582,655
Less:
Unearned interest income and unamortized loan fees	338	703
Allowance for loan losses	13,994	13,959

Loans, net	$1,609,746	$1,567,993

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the Federal Home Loan Bank (“FHLB”):

(in thousands)	March 31, 2004	December 31, 2003

First lien, 1-4 family residential	$714,000	$703,000
Multi-family, commercial real estate	47,000	36,000
Home equity lines of credit	152,000	142,000

Activity in the allowance for loan losses is summarized as follows:

Three months ended March 31, (in thousands)	2004	2003

Balance, beginning of period	$13,959	$10,148
Provision for loan losses	2,049	4,341
Charge offs	(2,297)	(2,963)
Recoveries	283	132
Balance, end of period	$13,994	$11,658

Information regarding Republic’s impaired loans is as follows:

(in thousands)	March 31, 2004	December 31, 2003

Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	6,063	6,176

Total	$6,063	$6,176

Amount of the allowance for loan losses allocated	$1,503	$1,484

Non-performing loans were as follows:
Loans past due 90 days still on accrual	289	473
Non-accrual loans	10,097	12,466

4.  DEPOSITS

(in thousands)	March 31, 2004	December 31, 2003
Demand (NOW and SuperNOW)	$187,301	$174,872
Money market accounts	243,741	220,178
Internet money market accounts	92,291	96,150
Savings	39,046	35,735
Money market certificates of deposit	69,516	70,208
Individual retirement accounts	42,539	42,073
Certificates of deposit, $100,000 and over	159,514	196,026
Other certificates of deposit	191,362	204,984
Brokered deposits	46,623	63,565
Total interest-bearing deposits	1,071,933	1,103,791

Total non interest-bearing deposits	228,229	193,321

Total	$1,300,162	$1,297,112

5.  FHLB BORROWINGS

(in thousands)	March 31, 2004	December 31, 2003

FHLB convertible fixed interest rate advances with a weighted average interest rate of 5.17%(1)	$115,000	$115,000
FHLB fixed interest rate advances with a weighted average interest rate of 3.50% due through 2032	310,207	305,178
	$425,207	$420,178

(1)       Represents convertible advances with the FHLB.  These advances have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not converted earlier by the FHLB

FHLB advances are collateralized by a blanket pledge of eligible real estate loans.  At March 31, 2004, Republic had available collateral to borrow an additional $111 million from the FHLB.  Republic also has unsecured lines of credit totaling $110 million available through various financial institutions.

Aggregate future principal payments on borrowed funds, based on contractual maturity dates as of March 31, 2004 are as follows:

Year	(in thousands)

2004	$24,000
2005	82,570
2006	100,000
2007	60,000
2008 and thereafter	158,637
Total	$425,207

6.  EARNINGS PER SHARE

A reconciliation of the combined Class A and B Common Stock numerators and denominators earnings per share and diluted earnings per share computations is presented below.

Class A and B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock.

Three months ended March 31, (in thousands, except per share data)	2004	2003

Net income, basic and diluted	$11,055	$9,951

Average shares outstanding	17,887	16,852
Effect of dilutive securities	603	259
Average shares outstanding including dilutive securities	18,490	17,111

Basic earnings per share:
Class A Common Share	$0.62	$0.56
Class B Common Share	0.61	0.56

Diluted earnings per share:
Class A Common Share	$0.60	$0.55
Class B Common Share	0.59	0.55

Stock options for 217,875 shares of Class A Common Stock were excluded from the three months ended March 31, 2003 diluted earnings per share calculation because their impact was antidilutive.  There were no antidilutive shares for the period ended March 31, 2004.

7.              SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, primarily distinguished between banking, mortgage banking operations, deferred deposits and tax refund services.  Loans, investments and deposits provide the substantial amount of revenue from banking operations; servicing fees and loan sales provide the substantial amount of revenue from mortgage banking; fees for providing deferred deposits represent the primary revenue source for the deferred deposit segment; and Refund Anticipation Loan (“RAL”) fees and Electronic Refund Check (“ERC”) fees provide a substantial amount of the revenue from tax refund services.  All four operations are domestic.

The accounting policies used for Republic’s segments are the same as those described in the summary of significant accounting policies. Income taxes are allocated based on income before income tax expense.  Transactions among segments are made at fair value.

Information reported internally for performance assessment follows:

	Three Months Ended March 31, 2004
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$16,825	$8,353	$75	$2,520	$27,773
Provision for loan losses	(291)	2,500	—	(160)	2,049
Electronic refund check fees	—	4,406	—	—	4,406
Mortgage banking income	—	—	678	—	678
Other revenue	4,277	4	(233)	—	4,048
Income tax expense	1,700	3,183	96	845	5,824
Segment profit	3,387	6,041	182	1,445	11,055
Segment assets	2,151,483	12,407	16,515	23,309	2,203,714

	Three Months Ended March 31, 2003
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$16,321	$6,343	$517	$597	$23,778
Provision for loan losses	2,041	2,300	—	—	4,341
Electronic refund check fees	—	3,169	—	—	3,169
Mortgage banking income	—	—	4,932	—	4,932
Other revenue	4,766	21	(1,154)	—	3,633
Income tax expense	1,768	2,052	1,404	163	5,387
Segment profit	3,233	3,812	2,603	303	9,951
Segment assets	1,746,333	4,413	38,343	21,822	1,810,911

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and consolidated statements of income.  Republic, a bank holding company headquartered in Louisville, Kentucky, is the parent of Republic Bank & Trust Company, Republic Bank & Trust Company of Indiana (together referred to as “Bank”), Republic Funding Company and Republic Invest Co. Republic Invest Co. includes its wholly-owned subsidiary Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC and Republic Insurance Agency, LLC. This section should be read in conjunction with the consolidated Financial Statements and accompanying Notes and other detailed information.

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

OVERVIEW

Republic reported net income of $11.1 million during the first quarter of 2004 compared to $10.0 million for the first quarter of 2003, an increase of 11%.  Diluted earnings per Class A Common Share increased 9% to $0.60.  The rise in earnings for the first quarter of 2004 was primarily attributable to increased fees from Refund Anticipation Loans (“RALs”) and deferred deposits.  The Company also benefited from a lower provision for loan losses resulting from further improvement in Republic’s historically strong asset quality.  These positive results offset a decline of $4.2 million in mortgage banking income, as well as the increased costs associated with Republic’s eight new banking center locations opened since January 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond our control, which may significantly change the results or expectations of the Company.  Some of these factors are described below; however, many are described in the sections that follow.  There are also other items which are included in the Annual Report on Form 10-K for the year ended December 31, 2003.  Any factor described in this document or in the Company’s 2003 Annual Report on Form 10-K could, by itself or with other factors, adversely affect our business, results of operations or financial condition.  There are also other factors not described in this document or in the 2003 Annual Report on Form 10-K which could cause our expectations to differ or could produce significantly different results.

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

The Company’s earnings are significantly impacted by the fiscal and monetary policies of federal and state governments.  The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States of America.  Its policies determine, in large part, our cost of funds for lending and investing and the return we earn on those loans and investments, all of which impact our net interest margin.  Its policies can materially affect the value of our financial instruments and earnings and can also affect our borrowers and their ability to repay their loans.

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

The Company’s accounting policies and estimates are key to how we present our financial statements.  Republic’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and making various accounting policies and applying estimates.  Actual outcomes can be materially different than amounts previously estimated.  Management has identified two accounting policies as being critical to the presentation of the Company’s financial statements.  These policies are described in our 2003 Annual Report on Form 10-K in the section titled “Critical Accounting Policies” and relate to the allowance for loan losses and the valuation of mortgage servicing rights.  Because of the inherent uncertainty of estimates, we cannot provide any assurance that the Company will not significantly increase its allowance for loan losses if actual losses are more than the current amount reserved or recognize a significant provision for impairment of its mortgage servicing rights.

The Company has lines of business or products other than banking.  In addition to traditional banking, i.e. customer loans and deposits, the Company provides RALs and Electronic Refund Checks (“ERCs”), mortgage banking, ‘Overdraft Honor’ and deferred deposit transactions.  Management believes this diversity helps mitigate the Company’s exposure to significant downturns in any one segment of the banking industry; however, it also means that the Company’s earnings could be subject to different risks and uncertainties.  The following details specific risk factors related to Republic’s lines of business:

•                  Mortgage banking activities can be significantly impacted by interest rates.    Changes in interest rates can impact gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of mortgage-related revenues.  A decline in interest rates generally results in higher demand for mortgage products while an increase in rates generally results in a slow down in demand.  If demand increases, mortgage banking revenue will be positively impacted by more gains on sale, however, the valuation of mortgage servicing rights will decrease and may result in a significant impairment.  In addition to the previously mentioned risks, a decline in demand for mortgage banking products could also adversely impact other programs/products in the bank such as home equity lending, title insurance commissions and service charges on deposit accounts. See below sections for additional discussion of mortgage banking activities.

•                  Deferred deposit transactions represent a significant business risk, and if the Company terminated the business it would materially impact earnings of the Company. Deferred deposits are transactions whereby customers receive cash advances in exchange for a check for the advanced amount plus a fixed fee (commonly referred to as a “payday loan” or “payday lending”).  Various consumer groups have, from time to time, questioned the fairness of deferred deposit transactions and have accused this industry of charging excessive rates of interest via the fee and engaging in predatory lending practices.  Both federal and state regulatory agencies have also questioned whether this business should be permitted by member banks.  There can be no assurance that the Federal Deposit Insurance Corporation or others will not impose additional limitations on or prohibit banks from engaging altogether in deferred deposit transactions.  There also can be no assurances that private litigation might not result from the program, or that the Bank’s ability to continue to engage in the business profitably or at all will not be negatively impacted by the requirements of applicable laws, regulations or guidelines. The Company exiting this business, either voluntary or involuntary, would significantly reduce earnings.

•                  RALs represent a significant business risk, and if the Company terminated the business it would materially impact earnings of the Company.   Republic offers Bank products to facilitate the electronic filing of tax returns by individuals across the country. The Company is one of only a few financial institutions in the United States of America that provides this service to potential taxpayers.  Under this program, the taxpayer may receive a RAL or an ERC.  In return, the Company charges a fee for service.  There is credit risk associated with a RAL because the money is disbursed to the client before the Bank receives the client’s refund from the Internal Revenue Service (“IRS”).  There is minimal credit risk with an ERC because the Bank does not disburse the funds to the client until the Company has received the refund from the IRS.  Various consumers groups have, from time to time, questioned the fairness of the Refunds Now program and have accused this industry of charging excessive rates of interest via the fee and engaging in predatory lending practices.  Pressure from these consumer groups could result in the Company exiting this business at any time.  Pressure from these consumer groups to the Company’s regulators could also cause Republic to exit this line of business at any time.  Exiting this line of business, either voluntarily or involuntarily, would significantly reduce earnings.

•                  The Company’s ‘Overdraft Honor’ program represents a significant business risk and, if the Company terminated the program it would materially impact earnings of the Company. Republic’s “Overdraft Honor” program permits selected clients to overdraft their accounts up to $500 for the Bank’s customary fee.  Customers’ checking accounts that have been current for a certain period of time are allowed the privilege to enter into the program.  This service is not considered extending credit and is considered providing the customer of the Bank with a service of paying checks for a fee when sufficient funds are not available.  This fee, if computed as a percentage of the amount overdrawn, can sometimes result in an extremely high rate of interest and thus be considered excessive by some consumer groups.  There can be no assurance, however, that the FDIC or others will not impose limitations on this program or that the Bank’s ability to engage in the product will not be negatively impacted by federal or other regulatory authorities.  The Company eliminating this program, either voluntarily or involuntarily, would significantly reduce earnings.

Republic’s stock price can be extremely volatile.  The Company’s stock price can fluctuate widely in response to a variety of factors.  Factors include actual or anticipated variations in the Company’s quarterly operating results, recommendations by securities analysts, new technologies, operating and stock price performance of other companies, news reports and changes in government regulations, just to name a few.  The Company also has a low average daily trading volume, which limits a person’s ability to quickly accumulate or quickly divest themselves of Republic’s stock.  In addition, a low average daily trading volume can lead to large price swings based on a relatively few number of shares being traded.

HIGHLIGHTS

Following is a brief description of a few Company highlights for the three month period ended March 31, 2004:

1)              Net interest income grew $4.0 million or 17% over the same period in 2003.  This growth was primarily driven by a substantial increase in Refund Anticipation Loan and deferred deposit fees.  Net interest income also improved based on growth in the loan portfolio, most notably the Home Equity portfolio which increased $21 million during the first quarter of 2004.

2)              Refunds Now® reported solid earnings during the quarter due to a substantial increase in transaction volume.  This increase was attributable to a greater percentage of total customers utilizing RALs combined with new sales and growth in the number of tax offices serviced.

3)              Service charges on deposit accounts continued to increase during the quarter due to growth in both checking accounts and the Company’s “Overdraft Honor” program.  Over the past twelve months, the Company has opened over 20,000 new checking accounts, paving the way for a 36% increase in service charges on deposit accounts during the first quarter of 2004. A large number of these new accounts were added in conjunction with the Company’s promotion of its “$999” maximum closing cost, fixed rate mortgage product, which requires a primary checking account to receive the favorable fixed closing cost.  Service charges on deposit accounts also benefited from accounts opened at Republic’s new banking centers and from the growth in the number of accounts eligible for the Company’s “Overdraft Honor” program.

4)              The Company reported deferred deposit transactions outstanding of $21.2 million at March 31, 2004 compared to $14.9 million at March 31, 2003. The deferred deposit program, which was in its early stages during the first quarter of 2003, has grown to represent two partners servicing over 650 stores.

5)              Republic’s ‘Cash Management’ line of business grew Premier First account balances by 32% during the quarter to $127 million. Gathering lower-cost deposits remained a company-wide focus for Republic during the quarter consistent with the funding strategy for Refunds Now.

6)              Republic opened two new banking centers during the first quarter and opened one additional banking center in southern Indiana in April 2004.  The Company plans to close its Clarksville location in southern Indiana during June 2004.

7)              The Board of Directors declared a five-percent (5%) stock dividend in March 2004 in addition to Republic’s quarterly cash dividend also paid in April.

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

During the three month period ended March 31, 2004, Refunds Now generated $8.4 million in RAL fees, compared to $6.3 million for the same period in 2003. Refunds Now also received $4.4 million in ERC fees in the first quarter of 2004, compared to $3.2 million during first quarter 2003.  The total volume of tax return refunds processed during the first quarter of 2004 totaled $1.2 billion, an increase of more than 20% over the $1.0 billion processed during the first quarter of 2003.  Volume attributed to new sales and growth in the number of tax offices serviced, as well as the shift in product mix to more RAL products, led the increase compared to the first quarter 2003. Substantially all of the income realized by Republic from the activities of Refunds Now is recognized during the first quarter of the year.

DEFERRED DEPOSIT TRANSACTIONS

Deferred deposits are transactions whereby customers typically receive cash advances in exchange for a check for the advanced amount plus a fixed fee (commonly referred to as a “payday loan” or “payday lending”). Republic agrees to delay presentment of the check for payment until the advance due date, typically 14 to 30 days from the cash advance date.  On or before the advance due date, the customer can redeem his or her check in cash for the amount of the advance plus the fee.  If the customer does not reclaim the check in cash by the advance due date, the check is deposited. These transactions are recorded as loans on the Company’s financial statements and the corresponding fees are recorded as a component of interest income on loans.

Total outstandings were $21 million at March 31, 2004 compared to $28 million at December 31, 2003.  The decline through March 31, 2004 relates primarily to the seasonality of the business which is affected by the period when customers typically receive their annual tax refunds.  FDIC guidance issued in July 2003 requires that banks limit deferred deposit transaction outstandings to the lesser of 25% of Tier I capital or the amount that actual capital levels exceed the “well-capitalized” classification for Tier I and total capital.  Based on the Bank’s capital levels at the end of the first quarter, deferred deposit transaction outstandings were well below the Bank’s regulatory limit of $36 million.

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

The legal and regulatory climate for this product also continues to change.  The FDIC’s final guidance issued in July 2003 characterizes deferred deposit transactions as presenting substantial credit risks for lenders, because among other things, the loans are unsecured and the borrower generally has limited financial resources, as well as increased transaction, legal and reputation risks when a third party arrangement is used.  This guidance proposes, among other items, that banks hold significantly more capital than would be required for other sub-prime type loans, suggesting required capital of as much as 100% of deferred deposit transactions outstanding.  The guidance also requires that the allowance for loan and lease losses be adequate and take into account that many such transactions remain outstanding beyond their initial term due to renewals and rollovers, deferred deposit transactions be classified “substandard,” and transactions outstanding for more than 60 days generally be classified as “loss.”  The guidance also prescribes limits on the ability of a borrower to renew or rollover a deferred deposit transaction and the number of transactions that can be entered into within a given period of time.  The guidance requires examiners to assess the bank’s risk management program for third party marketing and servicing relationships, including the bank’s due diligence process for selecting third party marketing and servicing providers and its monitoring of the third party’s activities and performance.  Banks are also advised to evaluate the third party’s compliance with consumer protection laws and applicable regulations.

The Company believes that it has adequately considered and addressed the risks associated with its deferred deposit transaction business, including the risks discussed in the FDIC guidelines and that the Company’s size, technological resources and experience in the successful management of other non-traditional banking product lines, among other factors, will enable the Company to effectively manage and control its participation in the deferred deposit transaction business.  There can be no assurance, however, that state and federal regulators or others will not impose additional limitations on or prohibit banks from engaging altogether in deferred deposit transactions, that the business might lead to material litigation, public or private, or that the Bank’s ability to continue to engage in the business profitably or at all will not be impacted by requirements of applicable laws, regulations or guidelines.

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

For the first quarter of 2004, the Company was able to increase its net interest income primarily through increased RAL fees and deferred deposit fees. Because Refunds Now is primarily a first quarter operation, the Company’s net interest margin during the remaining three quarters of 2004 will not approach the 5.18% attained in the first quarter.  Deferred deposit fees increased $1.8 million compared to the first quarter of 2003 due to an increase in total deferred deposit outstandings as the program was in its early stages of development during the first quarter of 2003.

Table 1 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three-month periods ended March 31, 2004 and 2003. Table 2 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 1 – Average Balance Sheets and Interest Rates for the Three Months Ended March 31, 2004 and 2003

	March 31, 2004			March 31, 2003
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Investment securities(2)	$398,763	$2,898	2.91%	$312,858	$2,896	3.70%
Federal funds sold and other	96,124	208	0.87	39,841	110	1.10
Total loans and fees(1)	1,648,205	34,704	8.42	1,400,665	29,724	8.49
Total earning assets	2,143,092	37,810	7.06	1,753,364	32,730	7.47
Less: Allowance for loan losses	15,186			10,338

Non-earning assets:
Cash and cash equivalents	63,684			32,813
Premises and equipment, net	36,108			24,714
Other assets (2)	19,453			23,895
Total assets	$2,247,151			$1,824,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$313,043	$628	0.80%	$245,392	$580	0.95%
Money market accounts	232,600	726	1.25	223,303	465	0.83
Individual retirement accounts	42,122	367	3.49	38,265	372	3.89
Certificates of deposits and other time deposits	458,379	3,092	2.70	362,472	3,361	3.71
Brokered deposits	60,389	415	2.75	65,068	315	1.94
Repurchase agreements and other short-term borrowings	276,719	657	0.95	194,194	512	1.05

Federal Home Loan Bank borrowings	423,250	4,152	3.92	306,902	3,347	4.36

Total interest-bearing liabilities	1,806,502	10,037	2.22	1,435,596	8,952	2.49

Non interest-bearing liabilities and stockholders’ equity:
Non interest-bearing deposits	237,785			204,929
Other liabilities	29,847			24,441
Stockholders’ equity	173,017			159,482

Total liabilities and stockholders’ equity	$2,247,151			$1,824,448

Net interest income		$27,773			$23,778

Net interest spread
			4.84%			4.98%
Net interest margin
			5.18%			5.42%

(1)       The amount of fee income included in interest on loans was $11.7 million and $7.6 million for the quarters ended March 31, 2004 and 2003.

(2)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

Table 2 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 2 – Volume/Rate Variance Analysis

	Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003
	Increase/(Decrease)
		Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:
Investment securities	$2	$699	$(697)
Federal funds sold and other	98	126	(28)
Total loans and fees	4,980	5,214	(234)
Total increase (decrease) in interest income	5,080	6,039	(959)

Interest expense:
Transaction accounts	48	144	(96)
Money market accounts	261	20	241
Individual retirement accounts	(5)	36	(41)
Certificates of deposit and other time deposits	(269)	770	(1,039)
Brokered deposits	100	(24)	124
Repurchase agreements and other short-term borrowings	145	200	(55)
Federal Home Loan Bank borrowings	805	1,168	(363)
Total increase (decrease) in interest expense	1,085	2,314	(1,229)
Increase in net interest income	$3,995	$3,725	$270

Non interest Income

Non interest income declined $2.6 million or 22% during the first quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, due primarily to the decline in mortgage banking income and title insurance commissions. This decline was partially offset by increases in service charges on deposit accounts and Refunds Now ERC fees.

Mortgage banking income includes net gain on sale of loans, loan servicing income and amortization of Mortgage Servicing Rights (“MSRs”).  Mortgage banking income decreased $4.2 million during the first quarter of 2004 compared to the first quarter of 2003 due primarily to a $4.8 million decline in net gain on sale of loans resulting from the lower volume of loans sold into the secondary market. This higher volume of loans sold in 2003 resulted from aggressive marketing of the Company’s “$999” loan product and sustained consumer demand for fixed rate, first mortgage residential loan products due to historically low market interest rates through the first six months of the year.  This demand began to decline substantially during the third quarter of 2003 reaching more traditional lower levels during the first quarter of 2004.  As a percentage of loans sold, net gains decreased to 1.40% in 2004 compared to 1.95% in 2003.

Title insurance commissions decreased $377,000 during the first quarter of 2004 due primarily to the lower volume of secondary market residential real estate loans originated by the Bank during the quarter.  Due to the fact that the volume of residential real estate loans originated by the Bank largely affects title insurance commissions, management expects to experience a similar fluctuation.

Service charges on deposit accounts increased 36% during the first quarter of 2004 compared to the same period in 2003.  The increase was due primarily to growth in the Company’s checking account base supported by the Bank’s “Overdraft Honor” program, which permits selected clients to overdraft their accounts up to $500 for the Bank’s customary fee.  Total overdraft fees increased $500,000, or 25%, while the total number of accounts eligible for the “Overdraft Honor” program increased to 45,000 from 36,000 at March 31, 2003.  Additionally, the Company has added over 20,000 new checking accounts over the past twelve months which contributed to the increase in service charges.

ERC fees increased $1.2 million or 39% to $4.4 million during the first quarter of 2004. This increase was due primarily to a substantial increase in overall ERC volume compared to prior year resulting from successful marketing efforts resulting in an increase in the total number of tax preparers.  The Company plans to continue its aggressive marketing strategies with the goal to increase overall market share in this line of business.  The majority of these fees are received during the first quarter of the calendar year.

Non interest Expenses

Non interest expenses increased $2.1 million, or 14%, during the quarter ended March 31, 2004 compared to the same period in 2003.   The most significant factors comprising the increase in non interest expenses were increases in salaries and benefits and net occupancy and equipment expenses.

The increase in salaries and benefits was attributable to annual merit increases and six new banking center locations opened during 2003, as well as two new banking centers opened during the first quarter of 2004.  This increase was partially offset by a reduction in the number of full-time equivalent employees (“FTE’s”) to 601 at March 31, 2004 from 645 at year-end 2003.  The reduction was primarily due to the centralization of certain banking center administrative functions.  Net occupancy and equipment expense for the first quarter of 2004 increased 30% over the first quarter of 2003 due primarily to new banking centers opened during 2003 and the first quarter of 2004.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND DECEMBER 31, 2003

Securities available for sale and securities to be held to maturity

Securities available for sale primarily consists of U.S. Treasury and U.S. Government Agency obligations, including agency mortgage backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”).  The MBSs consist of 15-year fixed, 7-year balloons, 5-year balloons, as well as other adjustable rate mortgage securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”).  CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly.  Securities available for sale decreased from $296 million at December 31, 2003 to $267 million at March 31, 2004. Securities to be held to maturity consist primarily of floating rate CMOs.  Securities to be held to maturity increased from $115 million at December 31, 2003 to $128 million at March 31, 2004.  In addition to economic and market conditions, the overall management strategy of the investment portfolio is determined by, among other factors, loan demand, deposit mix, liquidity and collateral needs, the Company’s interest rate risk position and the overall structure of the balance sheet.   During the first quarter of 2004, Republic purchased $1.3 billion in securities and had maturities of $1.3 billion.  Approximately $1.2 billion of the securities purchased were agency discount notes yielding 0.94% with an average term of 6 days as management continued a strategy of investing shorter term in order to mitigate the Company’s overall interest rate risk.

Loans

Net loans, primarily consisting of secured real estate loans, increased by $42 million to $1.6 billion at March 31, 2004.  This growth was primarily attributable to a $21 million increase in home equity loans and a $14 million increase in residential real estate loans during the first quarter of 2004.

Home equity loans, substantially all approved at no more than 100% loan to value, increased from $215 million at December 31, 2003 to $235 million at March 31, 2004.  The rise in home equity loans was primarily the result of the Company’s promotional product, which has a zero percent interest rate for the first six months of the loan.  At March 31, 2004, Republic clients had $210 million of home equity line balances available for funding.  Residential real estate loans increased nearly $14 million as Republic experienced steady growth in its adjustable rate mortgage loan portfolios.  This increase was primarily due to a shift in consumer demand to shorter term, adjustable rate loan products to receive a lower interest rate than offered on 15 and 30 year fixed rate residential real estate loans.

Allowance and Provision for Loan Losses

The Company’s provision for loan losses decreased from $4.3 million for the first quarter of 2003 to $2 million for the first quarter of 2004.  The decrease in the provision as compared to 2003 was a result of the Company’s further improved asset quality, including lower delinquency and non-performing loan ratios.  Total delinquent loans to total loans was 0.50% and 0.96% at March 31, 2004 and 2003, while non-performing loans to total loans was 0.64% and 0.88% for the same period ends.  The provision for loan losses for RALs remained relatively steady at $2.5 million and $2.3 million during the first quarter of 2004 and 2003.

The total allowance for loan losses increased marginally from December 31, 2003 to $13.9 million at March 31, 2004. Management believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2004.  Management continues to monitor the commercial real estate loan portfolio, recognizing that commercial real estate loans generally carry a greater risk of loss than residential real estate loans.

Table 3 - Summary of Loan Loss Experience

Three Months Ended March 31, (dollars in thousands)	2004	2003
Allowance for loan losses at beginning of period	$13,959	$10,148

Charge offs:
Real estate:
Residential	(98)	(306)
Commercial	(4)	(21)
Construction	—	(135)
Commercial	—	—
Consumer	(195)	(198)
Home equity	—	(3)
Tax refund loans	(2,000)	(2,300)
Total	(2,297)	(2,963)

Recoveries:
Real estate:
Residential	70	32
Commercial	74	—
Construction	—	—
Commercial	17	11
Consumer	101	88
Home equity	21	1
Tax refund loans	—	—
Total	283	132
Net loan charge offs	(2,014)	(2,831)
Provision for loan losses	2,049	4,341
Allowance for loan losses at end of period	$13,994	$11,658

Deposits

Total deposits increased $3 million from December 31, 2003 to March 31, 2004 to $1.3 billion. Interest-bearing deposits decreased $32 million while non interest-bearing deposits increased $35 million from December 31, 2003 to March 31, 2004.

Approximately $16 million of the increase in non-interest bearing deposits is related to cash received from governmental authorities from Refunds Now which are awaiting receipt by taxpayers.  Substantially all of these funds will be withdrawn from the Bank by the end of the second quarter of 2004.  Non interest bearing deposits also include various escrow accounts, which are subject to balance fluctuations from period to period.

The decrease in interest-bearing accounts was primarily due to the decline in CDs and brokered deposits.  Approximately $33 million of the decline in CDs is related to a small number of large, short-term Internet CDs that the Company utilized, in part, to fund RAL demand during the quarter.

Brokered deposits decreased $17 million during the first quarter 2004.  Approximately $14 million of these deposits were originated during December 2003 to fund anticipated RAL volume during the first quarter of 2004.   Management considers these deposits an attractive funding source for Refunds Now due to their lower cost of acquisition when compared to retail certificates of deposit.  These funds are also readily accessible and more easily matched on a short-term basis with RAL products.  Management will continue to consider brokered deposits as a potential funding source for Refunds Now.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings increased $47 million during the first quarter of 2004. The increase was primarily the result of a large, new cash management account, which was funded during the quarter.

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

Table 4 - Non-Performing Assets

(dollars in thousands)	March 31, 2004	December 31, 2003

Loans on non-accrual status (1)	$10,097	$12,466
Loans past due 90 days or more	289	473
Total non-performing loans	10,386	12,939
Other real estate owned	712	—
Total non-performing assets	$11,098	$12,939
Percentage of non-performing loans to total loans	0.64%	0.82%
Percentage of non-performing assets to total loans	0.68	0.82

(1)       Loans on non-accrual status include impaired loans.

The Bank’s level of delinquent loans decreased to 0.50% at March 31, 2004, down from 0.82% at December 31, 2003, while total non-performing loans decreased $2.6 million for the same period. The decrease in non-performing loans was concentrated in non-accrual loans and consisted of a number of smaller balance loans that paid off or began to perform during the quarter.

Republic defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans, which are a component of loans on non-accrual status, decreased $113,000 from December 31, 2003 to $6.1 million at March 31, 2004.  The impaired balance was primarily attributable to three commercial real estate lending relationships.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities.  Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale.  Republic’s banking centers and its Internet site, republicbank.com, also provide access to retail deposit markets.  These retail deposits, if offered at attractive rates, have historically been a source of additional funding when needed.  The Company utilized brokered deposits during 2003 and the first quarter of 2004 as an additional funding source for RALs at Refunds Now and, in part, to fund loan growth.

Traditionally, the Bank has also utilized borrowings from the FHLB to supplement its funding requirements.  On March 31, 2004, the Company had total borrowing capacity with the FHLB to borrow an additional $111 million.  While

Republic utilizes numerous funding sources in order to meet liquidity requirements, the Company also has $110 million in approved unsecured line of credit facilities available at March 31, 2004 through various third party sources.

CAPITAL

Total stockholders’ equity increased from $169 million at December 31, 2003 to $180 million at March 31, 2004. The increase in stockholders’ equity was primarily attributable to net income earned during the first quarter of 2004.

Prior to 2000, Republic’s board of directors approved a Class A Common Stock repurchase program of 525,000 shares.  Republic did not repurchase any shares during the first quarter of 2004.  However, through March 31, 2004, Republic purchased approximately 520,800 shares with a weighted-average cost of $9.89 and a total cost of $5.1 million.  In March 2003, the Company’s board of directors authorized management to purchase an additional 262,500 shares bringing the total shares authorized for purchase to 266,700.  The Company does not plan to actively pursue the purchase of these shares in the short-term.  All amounts have been adjusted to reflect the five percent (5%) stock dividend that was declared in the first quarter of 2004.

Regulatory Capital Requirements – The Parent Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Republic’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and each of the Banks must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and each bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  As of March 31, 2004, the Parent Company, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana met all capital adequacy requirements to which they are subject to.

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

In March 2004 the Company received final regulatory approval to execute an intragroup trust preferred transaction, which will provide Republic Bank & Trust Company access to additional capital markets, if needed, in the future.  On a consolidated basis, this transaction has no impact to the capital levels and ratios of the total Company.  The subordinated debentures held by Republic Bank & Trust Company as a result of this transaction, however, are treated as Tier 2 capital based on requirements administered by the federal banking agencies.  If Republic Bank & Trust Company’s Tier I capital ratios do not meet the minimum requirement to be well capitalized, the Company can immediately modify the transaction in order to maintain well capitalized status.

Table 5 - Capital Ratios

			Minimum Requirement For Capital Adequacy Actual Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2004 (dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$192,015	13.31%	$115,447	8%	$144,309	10%
Republic Bank & Trust Co.	181,112	12.85	112,775	8	140,968	10
Republic Bank & Trust Co. of Indiana	5,935	17.77	2,672	8	3,340	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	178,021	12.34	57,723	4	86,585	6
Republic Bank & Trust Co.	144,045	10.22	56,387	4	84,581	6
Republic Bank & Trust Co. of Indiana	5,558	16.64	1,336	4	2,004	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	178,021	7.92	89,886	4	112,357	5
Republic Bank & Trust Co.	144,045	6.51	88,559	4	110,698	5
Republic Bank & Trust Co. of Indiana	5,558	12.94	1,718	4	2,147	5

Dividend Limitations – Kentucky banking laws limit the amount of dividends that may be paid to the Parent Company by Republic Bank & Trust Company without prior approval of the Kentucky Department of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At March 31, 2004, Republic Bank & Trust Company had $22 million of retained earnings that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval subject to capital requirements.

Indiana banking laws prohibit the payment of dividends to the Parent Company by Republic Bank & Trust Company of Indiana until May 2004 without prior approval of the Indiana Department of Financial Institutions.  These laws also require a minimum Tier I Capital ratio of 8% to be maintained until May 2004.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards and achieve acceptable net interest income.  Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates.  Management, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies.  Management considers interest rate risk to be Republic’s most significant market risk in a fluctuating rate environment.

Republic utilizes an earnings simulation model to analyze net interest income sensitivity.  Potential changes in market interest rates and their subsequent effects on net interest income are then evaluated.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments.  These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments as well as the base case (which is a 12 month projected amount) scenario.  Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income.  Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies.

The interest sensitivity profile of Republic at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth and other factors.

Tables 6 illustrates Republic’s estimated annualized earnings sensitivity profile based on the asset/liability model for the three month period ended March 31, 2004 and the year ended December 31, 2003:

Table 6 - Interest Rate Sensitivity

March 31, 2004

	Decrease in Rates			Increase in Rates
(dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$121	$121	$304	$599	$859
Investments	8,674	9,905	12,780	15,476	18,013
Loans, excluding fees	89,442	92,649	96,688	101,757	107,263
Total interest income	98,237	102,675	109,772	117,832	126,135

Projected interest expense:
Deposits	16,696	17,930	20,628	27,085	33,544
Securities sold under agreements to repurchase	1,491	1,834	3,009	6,087	9,155
Federal Home Loan Bank borrowings	16,563	16,642	16,722	16,483	16,895
Total interest expense	34,750	36,406	40,359	49,655	59,594
Net interest income	$63,487	$66,269	$69,413	$68,177	$66,541
Change from base	$(5,926)	$(3,144)		$(1,236)	$(2,872)
% Change from base	(8.54)%	(4.53)%		(1.78)%	(4.14)%

December 31, 2003

	Decrease in Rates			Increase in Rates
(dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$103	$70	$92	$941	$1,303
Investments	6,420	7,129	10,487	12,920	15,224
Loans, excluding fees	86,782	90,649	94,814	100,166	105,724
Total interest income	93,305	97,848	105,393	114,027	122,251

Projected interest expense:
Deposits	17,541	18,867	22,555	29,284	35,970
Securities sold under agreements to repurchase	1,018	1,368	2,503	5,057	7,607
Federal Home Loan Bank borrowings	16,673	16,714	16,795	16,749	17,214
Total interest expense	35,232	36,949	41,853	51,090	60,791
Net interest income	$58,073	$60,899	$63,540	$62,937	$61,460
Change from base	$(5,467)	$(2,641)		$(603)	$(2,080)
% Change from base	(8.60)%	(4.16)%		(0.95)%	(3.27)%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is included in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

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

There were no significant changes in Republic’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect Republic’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings.  In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank.

Item 2.                    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the first quarter of 2004, Republic issued 807 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock.  The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

Republic did not repurchase any shares during the first quarter of 2004.

Item 4.                    Submission of Matters to a Vote of Security Holders

(a)                                  The annual meeting of the shareholders of Republic Bancorp, Inc. was held on April 15, 2004.

(b)                                 The following nominees were elected directors:

Bernard M. Trager
Steven E. Trager
Scott Trager
Bill Petter
R. Wayne Stratton
J. Michael Brown
Sandra Metts Snowden
Susan Stout Tamme
Charles E. Anderson

The tabulation of votes for each director nominee was as follows:

Director	For	Withheld

Bernard M. Trager	30,647,085	531,386

Steven E. Trager	30,667,075	511,396

Scott Trager	30,693,400	485,071

Bill Petter	30,684,318	494,153

R. Wayne Stratton	31,079,408	99,063

J. Michael Brown	30,239,469	939,002

Sandra Metts Snowden	30,952,603	225,868

Susan Stout Tamme	30,950,928	227,543

Charles E. Anderson	30,973,754	204,717

Item 5.       Other Information

There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the disclosure provided in Republic’s Proxy Statement filed March 2, 2004.

Item 6.                    Exhibits and Reports on Form 8-K

(a)          Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2004, as amended, relating to 661 South Hurstbourne Parkway, Louisville.

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                   This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b)   Reports on Form 8-K

Current Report on Form 8-K filed on April 15, 2004 attaching a press release announcing first quarter 2004 earnings.

Current Report on Form 8-K filed on March 19, 2004 attaching a press release declaring a five (5%) percent stock dividend.

Current Report on Form 8-K filed on January 16, 2004 attaching a press release announcing 2003 year to date and fourth quarter earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Republic Bancorp, Inc.
(Registrant)

Principal Executive Officer:

Date:	May 7, 2004	/s/ Steven E. Trager
Steven E. Trager
President & Chief Executive Officer

Principal Financial Officer:

Date:	May 7, 2004	/s/ Kevin Sipes
Kevin Sipes
Executive Vice President, Chief Financial Officer & Chief Accounting Officer