Form 10-Q
period 2004-06-30
REPUBLIC BANCORP INC /KY/
filed 2004-08-06
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

☒ Yes ☐ No

The number of shares outstanding of the issuer’s class of common stock as of the latest practicable date: 16,062,879 shares of Class A Common Stock and 2,053,854 shares of Class B Common Stock as of July 31, 2004.

REPUBLIC BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPUBLIC BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (in thousands)

	June 30 2004	December 31 2003
	(unaudited)

ASSETS:
Cash and cash equivalents	$71,115	$60,876
Securities available for sale	270,541	295,520
Securities to be held to maturity (fair value of $103,009 in 2004 and $114,736 in 2003)	102,304	115,411
Mortgage loans held for sale	8,218	13,732
Loans, less allowance for loan losses of $13,530 (2004) and $13,959 (2003)	1,675,544	1,567,993
Federal Home Loan Bank stock	19,909	19,148
Premises and equipment, net	35,288	34,329
Other assets and accrued interest receivable	21,737	20,762

TOTAL ASSETS	$2,204,656	$2,127,771

LIABILITIES:
Deposits:
Non interest-bearing	$230,593	$193,321
Interest-bearing	1,067,751	1,103,791
Total deposits	1,298,344	1,297,112
Securities sold under agreements to repurchase and other short-term borrowings	279,545	220,040
Federal Home Loan Bank borrowings	420,160	420,178
Other liabilities and accrued interest payable	22,350	21,062

Total liabilities	2,020,399	1,958,392

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Class A and Class B Common Stock, no par value	4,373	4,157
Additional paid in capital	57,199	40,260
Retained earnings	125,735	126,251
Unearned shares in Employee Stock Ownership Plan	(2,095)	(2,289)
Accumulated other comprehensive income	(955)	1,000

Total stockholders’ equity	184,257	169,379

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,204,656	$2,127,771

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

INTEREST INCOME:
Loans, including fees	$26,805	$25,494	$61,509	$55,218
Securities:
Taxable	2,698	2,668	5,403	5,381
Non taxable	—	1	—	2
Federal Home Loan Bank stock and other	264	236	665	528
Total interest income	29,767	28,399	67,577	61,129

INTEREST EXPENSE:
Deposits	4,720	4,812	9,948	9,905
Securities sold under agreements to repurchase and other short-term borrowings	701	456	1,358	968
Federal Home Loan Bank borrowings	4,155	3,546	8,307	6,893
Total interest expense	9,576	8,814	19,613	17,766

NET INTEREST INCOME	20,191	19,585	47,964	43,363

Provision for loan losses	(447)	1,854	1,602	6,195

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,638	17,731	46,362	37,168

NON INTEREST INCOME:
Service charges on deposit accounts	3,353	2,567	6,324	4,744
Electronic refund check fees	786	693	5,192	3,862
Title insurance commissions	462	666	758	1,339
Mortgage banking income	864	4,218	1,542	9,150
Debit card interchange fee income	637	498	1,111	905
Other	353	345	660	721
Total non interest income	6,455	8,987	15,587	20,721

NON INTEREST EXPENSES:
Salaries and employee benefits	8,093	8,063	17,866	16,480
Occupancy and equipment, net	3,361	2,976	7,022	5,802
Communication and transportation	615	570	1,353	1,430
Marketing and development	552	733	1,188	1,572
Bankshares tax	559	480	1,119	976
Supplies	188	326	649	732
Data processing	376	417	776	822
Other	1,402	1,894	3,150	3,478
Total non interest expenses	15,146	15,459	33,123	31,292

INCOME BEFORE INCOME TAX EXPENSE	11,947	11,259	28,826	26,597

INCOME TAX EXPENSE	4,096	3,992	9,920	9,379

NET INCOME	$7,851	$7,267	$18,906	$17,218

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain (loss) on securities	$(2,569)	$1,402	$(1,955)	$1,374
Less: Reclassification of realized amount	—	—	—	—
Net unrealized gain (loss) recognized in comprehensive income	(2,569)	1,402	(1,955)	1,374

COMPREHENSIVE INCOME	$5,282	$8,669	$16,951	$18,592

BASIC EARNINGS PER SHARE:
Class A Common Share	$0.44	$0.41	$1.06	$0.97
Class B Common Share	0.43	0.40	1.04	0.96

DILUTED EARNINGS PER SHARE:
Class A Common Share	$0.42	$0.40	$1.02	$0.95
Class B Common Share	0.42	0.39	1.01	0.94

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share data)

						Unearned
						Shares in	Accumulated
	Common Stock			Additional		Empl. Stock	Other	Total
	Class A	Class B		Paid In	Retained	Ownership	Comprehensive	Stockholders’
	Shares	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Equity

BALANCE, January 1, 2004	15,809	2,055	$4,157	$40,260	$126,251	$(2,289)	$1,000	$169,379

Stock options exercised, net of shares redeemed	63	—	14	698	(310)	—	—	402

Repurchase of Class A and Class B Common Stock	(5)	—	(1)	(17)	(85)	—	—	(103)

Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	16	—	—	101	—	194	—	295
Dividend declared Common Stock:
Class A ($0.1399 per share)	—	—	—	—	(2,206)	—	—	(2,206)
Class B ($0.1271 per share)	—	—	—	—	(261)	—	—	(261)

Stock dividend	—	—	203	16,357	(16,560)	—	—	—

Note receivable on common stock, net of cash payments	—	—	—	(200)	—	—	—	(200)

Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(1,955)	(1,955)

Net income	—	—	—	—	18,906	—	—	18,906

BALANCE, June 30, 2004	15,884	2,054	$4,373	$57,199	$125,735	$(2,095)	$(955)	$184,257

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (in thousands)

	2004	2003
OPERATING ACTIVITIES:
Net income	$18,906	$17,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	2,434	2,784
Federal Home Loan Bank stock dividends	(390)	(389)
Provision for loan losses	1,602	6,195
Net gain on sale of mortgage loans held for sale	(1,573)	(10,111)
Origination of mortgage loans held for sale	(136,327)	(507,574)
Proceeds from sale of mortgage loans held for sale	143,414	550,825
Employee Stock Ownership Plan expense	295	175
Changes in assets and liabilities:
Other assets and accrued interest receivable	1	(211)
Other liabilities and accrued interest payable	2,220	2,705
Net cash provided by operating activities	30,582	61,617

INVESTING ACTIVITIES:
Purchases of securities available for sale	(2,074,828)	(263,424)
Purchases of securities to be held to maturity	(23,499)	(45,916)
Purchases of Federal Home Loan Bank stock	(371)	(55)
Proceeds from calls, maturities and paydowns of securities available for sale	2,097,022	251,710
Proceeds from calls and maturities of securities to be held to maturity	36,571	63,255
Net increase in loans	(110,065)	(111,002)
Purchases of premises and equipment, net	(2,589)	(8,114)
Net cash used in investing activities	(77,759)	(113,546)

FINANCING ACTIVITIES:
Net change in deposits	1,232	74,419
Net change in securities sold under agreements to repurchase and other short-term borrowings	59,505	(40,810)
Payments on Federal Home Loan Bank borrowings	(135,993)	(60,553)
Proceeds from Federal Home Loan Bank borrowings	135,975	102,942
Repurchase of Common Stock	(103)	(287)
Proceeds from Common Stock options exercised	402	558
Cash dividends paid	(3,602)	(1,834)
Net cash provided by financing activities	57,416	74,435

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,239	22,506

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,876	39,853

CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,115	$62,359

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$18,573	$17,786
Income taxes	10,074	8,110

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$39	$625

Client transfers from securities sold under agreements to repurchase into deposits	—	35,829

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – JUNE 30, 2004 AND 2003 (UNAUDITED) AND DECEMBER 31, 2003

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States of America generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic’s annual report on Form 10-K for the year ended December 31, 2003.

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

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock Based Compensation”:

	Three months ended June 30		Six months ended June 30
(dollars in thousands, except per share data)	2004	2003	2004	2003

Net income, as reported	$7,851	$7,267	$18,906	$17,218
Deduct:
Stock based compensation expense determined under the fair value based method, net of tax	133	235	264	382
Pro forma net income	$7,718	$7,032	$18,642	$16,836

Earnings per share as reported:
Class A Common Share	$0.44	$0.41	$1.06	$0.97
Class B Common Share	$0.43	$0.40	$1.04	$0.96

Pro forma earnings per share:
Class A Common Share	$0.43	$0.40	$1.04	$0.95
Class B Common Share	$0.42	$0.39	$1.03	$0.94

Diluted earnings per share as reported:
Class A Common Share	$0.42	$0.40	$1.02	$0.95
Class B Common Share	$0.42	$0.39	$1.01	$0.94

Pro forma diluted earnings per share:
Class A Common Share	$0.42	$0.39	$1.01	$0.93
Class B Common Share	$0.41	$0.38	$0.99	$0.92

There were no options granted during the quarter and six month periods ended June 30, 2004 and 2003.

Recently Adopted Accounting Standards – See discussion in Note 1 to the consolidated financial statements in Republic’s annual report on Form 10-K for the year ended December 31, 2003 for a discussion of recent accounting pronouncements.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.  All prior period share and per share data has been restated to reflect the five percent (5%) stock dividend that was declared in the first quarter of 2004.

2.  SECURITIES

Securities Available For Sale:

June 30, 2004 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$138,272	$93	$(1,143)	$137,222
Mortgage backed securities, including CMOs	133,739	486	(906)	133,319

Total securities available for sale	$272,011	$579	$(2,049)	$270,541

December 31, 2003 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$154,533	$328	$(43)	$154,818
Mortgage backed securities, including CMOs	139,472	1,274	(44)	140,702

Total securities available for sale	$294,005	$1,602	$(87)	$295,520

Securities To Be Held To Maturity:

June 30, 2004 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$12,585	$—	$(125)	$12,460
Mortgage backed securities, including CMOs	89,719	999	(169)	90,549

Total securities to be held to maturity	$102,304	$999	$(294)	$103,009

December 31, 2003 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$9,707	$18	$—	$9,725
Mortgage backed securities, including CMOs	105,704	82	(775)	105,011

Total securities to be held to maturity	$115,411	$100	$(775)	$114,736

Securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law are as follows:

(in thousands)	June 30, 2004	December 31, 2003

Amortized cost	$336,071	$272,801
Fair value	334,033	273,561

3.  LOANS

(in thousands)	June 30, 2004	December 31, 2003

Residential real estate	$806,604	$762,000
Commercial real estate	470,045	442,083
Real estate construction	69,505	70,897
Commercial	31,107	34,553
Consumer	59,363	58,034
Home equity	253,020	215,088
Total loans	1,689,644	1,582,655
Less:
Unearned interest income and unamortized loan fees	570	703
Allowance for loan losses	13,530	13,959

Loans, net	$1,675,544	$1,567,993

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the Federal Home Loan Bank (“FHLB”):

(in thousands)	June 30, 2004	December 31, 2003

First lien, 1-4 family residential	$737,000	$703,000
Multi-family, commercial real estate	51,000	36,000
Home equity lines of credit	161,000	142,000

Activity in the allowance for loan losses is summarized as follows:

	Three months ended June 30		Six months ended June 30
(in thousands)	2004	2003	2004	2003

Balance, beginning of period	$13,994	$11,658	$13,959	$10,148
Provision for loan losses	(447)	1,854	1,602	6,195
Charge offs	(1,673)	(1,510)	(3,970)	(4,473)
Recoveries	1,656	666	1,939	798
Balance, end of period	$13,530	$12,668	$13,530	$12,668

Information regarding Republic’s impaired loans is as follows:

(in thousands)	June 30, 2004	December 31, 2003

Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	4,655	6,176

Total	$4,655	$6,176

Amount of the allowance for loan losses allocated	$1,292	$1,484

Non-performing loans were as follows:
Loans past due 90 days still on accrual	4,007	473
Non-accrual loans	9,274	12,466

4.  DEPOSITS

(in thousands)	June 30, 2004	December 31, 2003
Demand (NOW and SuperNOW)	$220,651	$174,872
Money market accounts	235,697	220,178
Internet money market accounts	69,819	96,150
Savings	42,443	35,735
Money market certificates of deposit	65,974	70,208
Individual retirement accounts	43,450	42,073
Certificates of deposit, $100,000 and over	161,147	196,026
Other certificates of deposit	181,306	204,984
Brokered deposits	47,264	63,565
Total interest-bearing deposits	1,067,751	1,103,791

Total non interest-bearing deposits	230,593	193,321

Total	$1,298,344	$1,297,112

5.  FHLB BORROWINGS

(in thousands)	June 30, 2004	December 31, 2003

FHLB convertible fixed interest rate advances with a weighted average interest rate of 5.17%(1)	$115,000	$115,000

FHLB fixed interest rate advances with a weighted average interest rate of 3.54% due through 2034	305,160	305,178
	$420,160	$420,178

(1) Represents convertible advances with the FHLB.  These advances have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not converted earlier by the FHLB.  The Company has $90 million in these advances that are currently eligible to be converted on their quarterly repricing date.  Based on market conditions at this time, management does not believe these advances are likely to be converted in the near term.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans.  At June 30, 2004, Republic had available collateral to borrow an additional $139 million from the FHLB.  Republic also has unsecured lines of credit totaling $110 million available through various financial institutions.

Aggregate future principal payments on borrowed funds, based on contractual maturity dates as of June 30, 2004 are as follows:

Year	(in thousands)

2004	$19,000
2005	82,570
2006	100,000
2007	60,000
2008 and thereafter	158,590
Total	$420,160

6.  EARNINGS PER SHARE

Class A and B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock.

A reconciliation of the combined Class A and B Common Stock numerators and denominators earnings per share and diluted earnings per share computations is presented below:

	Three months ended June 30		Six months ended June 30
(in thousands, except per share data)	2004	2003	2004	2003

Net Income, basic and diluted	$7,851	$7,267	$18,906	$17,218

Average shares outstanding	17,918	17,795	17,903	17,747
Effect of dilutive securities	626	383	633	306
Average shares outstanding including dilutive securities	18,544	18,178	18,536	18,053

Basic earnings per share:
Class A Common Share	$0.44	$0.41	$1.06	$0.97
Class B Common Share	$0.43	$0.40	$1.04	$0.96

Diluted earnings per share:
Class A Common Share	$0.42	$0.40	$1.02	$0.95
Class B Common Share	$0.42	$0.39	$1.01	$0.94

There were no antidilutive stock options during the three months ended June 30, 2004 and 2003.   There were no antidilutive stock options during the six months ended June 30, 2004.  Stock options for 203,438 shares of Class A Common Stock were excluded from the six months ended June 30, 2003 earnings per share assuming dilution because their impact was antidilutive.

7.     SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, primarily distinguished between banking, mortgage banking operations, tax refund services and deferred deposits.  Loans, investments and deposits provide the majority of revenue from banking operations; servicing fees and loan sales provide the majority of revenue from mortgage banking; Refund Anticipation Loan (“RAL”) fees and Electronic Refund Check (“ERC”) fees provide the majority of the revenue from tax refund services; and fees for providing deferred deposits represent the primary revenue source for the deferred deposit segment.  All four operations are domestic.

The accounting policies used for Republic’s segments are the same as those described in the summary of significant accounting policies. Income taxes are allocated based on income before income tax expense.  Transactions among segments are made at fair value.

Information reported internally for performance assessment follows:

	Three Months Ended June 30, 2004
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$16,639	$170	$520	$2,862	$20,191
Provision for loan losses	(222)	(586)	—	361	(447)
Electronic refund check fees	—	786	—	—	786
Mortgage banking income	—	—	864	—	864
Other revenue	5,057	(19)	(233)	—	4,805
Income tax expense	2,691	285	96	1,024	4,096
Segment profit	5,526	547	182	1,596	7,851
Segment assets	2,150,502	4,656	8,234	41,264	2,204,656

	Three Months Ended June 30, 2003
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$16,896	$399	$479	$1,811	$19,585
Provision for loan losses	1,995	(450)	—	309	1,854
Electronic refund check fees	—	693	—	—	693
Mortgage banking income	—	—	4,218	—	4,218
Other revenue	5,154	(1)	(1,077)	—	4,076
Income tax expense	1,859	293	1,197	643	3,992
Segment profit	3,688	533	2,179	867	7,267
Segment assets	1,764,299	4,135	32,583	47,596	1,848,613

	Six Months Ended June 30, 2004
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$32,944	$8,523	$1,115	$5,382	$47,964
Provision for loan losses	(831)	1,912	—	521	1,602
Electronic refund check fees	—	5,192	—	—	5,192
Mortgage banking income	—	—	1,542	—	1,542
Other revenue	10,321	(15)	(1,453)	—	8,853
Income tax expense	4,347	3,461	243	1,869	9,920
Segment profit	8,806	6,596	463	3,041	18,906
Segment assets	2,150,502	4,656	8,234	41,264	2,204,656

	Six Months Ended June 30, 2003
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$33,217	$6,742	$996	$2,408	$43,363
Provision for loan losses	4,036	1,850	—	309	6,195
Electronic refund check fees	—	3,862	—	—	3,862
Mortgage banking income	—	—	9,150	—	9,150
Other revenue	9,920	20	(2,231)	—	7,709
Income tax expense	3,609	2,359	2,605	806	9,379
Segment profit	6,935	4,331	4,782	1,170	17,218
Segment assets	1,764,299	4,135	32,583	47,596	1,848,613

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and consolidated statements of income.  Republic, a bank holding company headquartered in Louisville, Kentucky, is the parent company of Republic Bank & Trust Company, Republic Bank & Trust Company of Indiana (together referred to as “Bank”), Republic Funding Company and Republic Invest Co. Republic Invest Co. includes its wholly-owned subsidiary Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC and Republic Insurance Agency, LLC. This section should be read in conjunction with the consolidated Financial Statements and accompanying Notes and other detailed information.

This discussion includes various forward-looking statements with respect to credit quality including, but not limited to, delinquency trends and the adequacy of the allowance for loan losses, corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters.  Broadly speaking, forward-looking statements include:

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

OVERVIEW

Net income for the second quarter of 2004 was $7.9 million, representing an increase of $584,000 compared to the same period in 2003.  Diluted earnings per Class A Common Share increased 5% for the quarter to $0.42.  Republic’s rise in earnings for the quarter was attributed to increases in net interest income, service charges on deposit accounts and deferred deposit transactions.   Republic’s net income for the quarter was also positively impacted by a negative provision for loan losses and a reduction in noninterest expenses.

Net income for the first six months of 2004 was $18.9 million, an increase $1.7 million compared to the same period in 2003.  Diluted earnings per Class A Common Share increased 7% for the first six months of 2004 to $1.02.  Republic’s rise in earnings for the first six months of 2004 was attributed to increases in net interest income, service charges on deposit accounts, deferred deposit transactions and a lower provision for loan losses. Increased earnings at Refunds Now®, a division of Republic Financial Services, LLC, also significantly impacted net income for the first six months of 2004, as Refunds Now generates the majority of its revenues during the first quarter of each year.

These improvements in revenues and expenses for both the second quarter and first six months of 2004 offset a decline in mortgage banking income of $3.4 million for the quarter and $7.6 million for the first six months of 2004.  The Company was also able achieve these results despite increased occupancy and salary costs associated with its new banking center locations opened since January 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond our control, which may significantly change the results or expectations of the Company.  Some of these factors are described below; however, many are described in the sections that follow.  There are also other items which are included in the Annual Report on Form 10-K for the year ended December 31, 2003.  Any factor described in this document, or in the Company’s 2003 Annual Report on Form 10-K, could, by itself, or with other factors, adversely affect our business, results of operations or financial condition.  There are also other factors not described in this document or in the 2003 Annual Report on Form 10-K which could cause our expectations to differ or could produce significantly different results.

Industry Factors

General business and economic conditions can significantly impact the Company’s earnings.  General business and economic conditions in the United States of America and abroad can impact the Company.  Conditions include short-term and long-term interest rates, inflation, monetary supply and fluctuations in both debt and equity markets and the federal and state economies in which we operate.  Economic factors such as a customer’s loss of employment can limit the ability of borrowers to repay principal and interest on their outstanding loans.

The Company’s earnings are significantly impacted by the fiscal and monetary policies of federal and state governments.  The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States of America.  Its policies determine, in large part, our cost of funds for lending and investing and the return we earn on those loans and investments, all of which impact our net interest margin.  Its policies can materially affect the value of our financial instruments and earnings and can also affect our borrowers and their ability to repay their outstanding loans.

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

Republic is heavily regulated by federal and state agencies.  The holding company and its subsidiary banks are heavily regulated at both the federal and state levels.  This regulatory oversight is intended to protect the depositors, federal deposit insurance funds and the banking system as a whole, not the shareholders of the Company.  Changes in policies, regulations and statutes could significantly impact the earnings or products that Republic may deliver.  Also, failure to comply with laws, regulations or policies could result in significant penalties or sanctions by regulatory agencies.

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

The Company’s accounting policies and estimates are key to how we present our financial statements.  Republic’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and making various accounting policies and applying estimates.  Actual outcomes can and may be materially different than amounts previously estimated.  Management has identified two accounting policies as being critical to the presentation of the Company’s financial statements.  These policies are further described in our 2003 Annual Report on Form 10-K in the section titled “Critical Accounting Policies” and relate to the allowance for loan losses and the valuation of mortgage servicing rights.  Because of the inherent uncertainty of estimates, we cannot provide any assurance that the Company will not significantly increase its allowance for loan losses if actual losses are more than the current amount reserved or recognize a significant provision for impairment of its mortgage servicing rights.

The Company has lines of business or products other than banking.  In addition to traditional banking, i.e. customer loans and deposits, the Company provides Refund Anticipation Loans (“RALs”) and Electronic Refund Checks (“ERCs”), mortgage banking, “Overdraft Honor” and deferred deposit transactions.  Management believes this diversity helps mitigate the Company’s exposure to significant downturns in any one segment of the banking industry; however, it also means that the Company’s earnings could be subject to different and additional risks and uncertainties.  The following details specific risk factors related to Republic’s lines of business:

•                  Mortgage banking activities can be significantly impacted by interest rates.    Changes in interest rates can impact gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of mortgage-related revenues.  A decline in interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in a slow down in demand.  If demand increases, mortgage banking revenue will be positively impacted by more gains on sale, however, the valuation of mortgage servicing rights will decrease and may result in a significant impairment.  In addition to the previously mentioned risks, a decline in demand for mortgage banking products could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts.

•                  Deferred deposit transactions represent a significant business risk and if the Company terminated the business it would materially impact earnings of the Company. Deferred deposits are transactions whereby customers receive cash advances in exchange for a check for the advanced amount plus a fixed fee (commonly referred to as a “payday loan” or “payday lending”).  Various consumer groups have, from time to time, questioned the fairness of deferred deposit transactions and have accused this industry of charging excessive rates of interest via the fixed fee and engaging in predatory lending practices.  Both federal and state regulatory agencies have also questioned whether this business should be permitted by member banks.  There can be no assurance that the Federal Deposit Insurance Corporation (“FDIC”) or others will not impose additional limitations on or prohibit banks from engaging altogether in deferred deposit transactions.  There also can be no assurances that private litigation might not result from the program, or that the Bank’s ability to continue to engage in the business profitably, or at all, will not be negatively impacted by the requirements of applicable laws, regulations or guidelines. The Company exiting this business, either voluntarily or involuntarily, would significantly reduce earnings.

•                  RALs represent a significant business risk, and if the Company terminated the business it would materially impact earnings of the Company.   Republic offers Bank products to facilitate the electronic filing of tax returns by individuals across the country. The Company is one of only a few financial institutions in the United States of America that provides this service to taxpayers.  Under this program, the taxpayer may receive a RAL or an ERC.  In return, the Company charges a fee for the service.  There is credit risk associated with a RAL because the money is disbursed to the client before the Bank receives the client’s refund from the Internal Revenue Service (“IRS”).  There is minimal credit risk with an ERC because the Bank does not disburse the funds to the client until the Company has received the refund from the IRS.  Various consumer groups have, from time to time, questioned the fairness of the Refunds Now program and have accused this industry of charging excessive rates of interest via the fee and engaging in predatory lending practices.  Pressure from these groups could result in the Company exiting this business at any time.  Pressure from these groups on the Company’s regulators could also cause Republic to exit this line of business at any time.  Exiting this line of business, either voluntarily or involuntarily, would significantly reduce earnings.

•                  The Company’s “Overdraft Honor” program represents a significant business risk, and if the Company terminated the program it would materially impact earnings of the Company. Republic’s “Overdraft Honor” program permits selected clients to overdraft their accounts up to $500 for the Bank’s customary fee.  Customers’ checking accounts that have been current for a certain period of time are allowed the privilege to enter into the program.  This service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available to the customer.  This fee, if computed as a percentage of the amount overdrawn, results in an extremely high rate of interest when annualized and thus is considered excessive by some consumer groups.  There can be no assurance, however, that the FDIC or others will not impose limitations on this program or that the Bank’s ability to engage in the product will not be negatively impacted by regulatory authorities.  The Company’s elimination of this program, either voluntarily or involuntarily, would significantly reduce earnings.

Republic’s stock price can be extremely volatile.  The Company’s stock price can fluctuate widely in response to a variety of factors.  Factors include actual or anticipated variations in the Company’s quarterly operating results, recommendations by securities analysts, new technologies, operating and stock price performance of other companies, news reports and changes in government regulations, just to name a few.  The Company also generally has a low average daily trading volume, which limits a person’s ability to quickly accumulate or quickly divest themselves of Republic’s stock.  In addition, a low average daily trading volume can lead to significant price swings based on a relatively few number of shares being traded.

HIGHLIGHTS

Following is a brief description of a few Company highlights for the second quarter ended June 30, 2004:

1)              Net interest income grew $606,000 for the quarter or 3% over the same period in 2003.  This increase was driven by deferred deposit fees and growth in the loan portfolio, particularly in the residential real estate, home equity and commercial real estate classifications.

2)              Service charges on deposit accounts continued to increase during the quarter due to growth in both checking accounts and the Company’s “Overdraft Honor” program.  Over the past twelve months, the Company has opened over 24,000 new checking accounts, paving the way for a 31% increase in service charges on deposit accounts for the quarter ended June 30, 2004 compared to the same period in 2003.

3)              The Company reported deferred deposit transactions outstanding of $28.4 million at June 30, 2004 compared to $20.6 million at June 30, 2003.

4)              Republic’s ‘Cash Management’ line of business grew Premier First account balances by $19 million or 20% for the quarter ended June 30, 2004.

5)              Non interest expenses declined $313,000 for the quarter due to a Company-wide focus on expense reduction resulting in increased efficiencies.

REFUNDS NOW

Refunds Now is a tax refund processing service for taxpayers receiving both federal and/or state tax refunds through tax preparers located nationwide.  RALs are made to taxpayers filing income tax returns electronically.  The RALs are repaid by the taxpayer when the taxpayer’s refunds are electronically received by the Bank from governmental taxing authorities.  Refunds Now also provides ERCs and Electronic Refund Deposits (“ERDs”) to taxpayers.  After receiving refunds electronically from governmental taxing authorities, a check or a direct payment to the taxpayer’s account is issued for the amount of the refund, less fees.

For the first six months of 2004, Refunds Now generated $8.5 million in RAL fees, compared to $6.7 million for the same period in 2003. Refunds Now also received $5.2 million in ERC fees in the first six months of 2004, compared to $3.9 million during first six months of 2003.  The total volume of tax return refunds processed during the first six months of 2004 totaled $1.3 billion, an increase of more than 20% over the $1.1 billion processed during the first six months of 2003.  Growth in the number of tax offices serviced, as well as the shift in product mix to more RAL products, led the increase in 2004 compared to 2003. Substantially all of the income realized by Republic from the activities of Refunds Now is recognized during the first quarter of the year.  Refunds Now expects to continue to aggressively market its products to additional tax preparers during 2004 in preparation for the 2005 tax season.

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

Total outstandings were $28.4 million at June 30, 2004 compared to $27.6 million at December 31, 2003. FDIC guidance issued in July 2003 requires that banks limit deferred deposit transaction outstandings to the lesser of 25% of Tier I capital or the amount that actual capital levels exceed the “well-capitalized” classification for Tier I and total capital.  Based on the Bank’s capital levels at the end of the second quarter, deferred deposit transaction outstandings were below the Bank’s regulatory limit of $37 million.

The marketer/servicers with which the Company does business have at times experienced legal and/or regulatory obstacles in some states in which they do business.  In these states, laws have been enacted or amended to prohibit or limit their ability to conduct business without a financial institution partner.  In addition, the Comptroller of the Currency has effectively prohibited national banks from conducting this business.  This has provided opportunities for certain state-chartered commercial banks to enter the business and increase earnings with acceptable capital outlays.

The legal and regulatory climate for this product also continues to change.  The FDIC’s final guidance characterizes deferred deposit transactions as presenting substantial credit risks for lenders, because among other things, the loans are unsecured and the borrower generally has limited financial resources, as well as increased transaction, legal and reputation risks when a third party arrangement is used.  This guidance proposes, among other items, that banks hold significantly more capital than would be required for other sub-prime type loans, suggesting required capital of as much as 100% of deferred deposit transactions outstanding.  The guidance also requires that the allowance for loan and lease losses be adequate and take into account that many such transactions remain outstanding beyond their initial term due to renewals and rollovers, deferred deposit transactions be classified “substandard,” and transactions outstanding for more than 60 days generally be classified as “loss.”  The guidance also prescribes limits on the ability of a borrower to renew or rollover a deferred deposit transaction and the number of transactions that can be entered into within a given period of time.  The guidance requires examiners to assess the bank’s risk management program for third party marketing and servicing relationships, including the bank’s due diligence process for selecting third party marketing and servicing providers and its monitoring of the third party’s activities and performance.  Banks are also advised to evaluate the third party’s compliance with consumer protection laws and applicable regulations.

The Company believes that it has adequately considered and addressed the risks associated with its deferred deposit transaction business, including the risks discussed in the FDIC guidelines and that the Company’s size, technological resources and experience in the successful management of other non-traditional banking product lines, among other factors, will enable the Company to effectively manage and control its participation in the deferred deposit transaction business.  There can be no assurance, however, that state and federal regulators or others will not impose additional limitations on or prohibit banks from engaging altogether in deferred deposit transactions, that the business might lead to material litigation, public or private, or that the Bank’s ability to continue to engage in the business profitably, or at all, will not be impacted by requirements of applicable laws, regulations or guidelines.

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

For the second quarter of 2004, the Company was able to increase its net interest income primarily through growth in the loan portfolio, including an increase in deferred deposits outstanding, which was still in its early stages during the second quarter of the prior year.  Republic also benefited from a reduction in its overall cost of funds, as the Company continued to aggressively pursue lower costing transaction and money market accounts to replace higher cost maturing certificates of deposit.

For the first six months of 2004, the Company was able to increase its net interest income primarily through growth in the loan portfolio including an increase in RAL volume and deferred deposits outstanding.  As with the second quarter of 2004, the Company also benefited for the first six months of 2004 from a reduction in its overall cost of funds.   Due to the seasonality of Refunds Now, the Company’s net interest margin during the remainder of 2004 will not attain the level achieved in the first half of the year, however, the Company’s net interest margin during the third quarter of 2004 will likely be at or near that attained during the second quarter of 2004.

Table 1 and Table 2 provide detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three and six month periods ended June 30, 2004 and 2003. Table 2 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 1 – Average Balance Sheets and Interest Rates for the Three Months Ended June 30, 2004 and 2003

	June 30, 2004			June 30, 2003
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Investment securities(1)	$404,198	$2,896	2.87%	$307,810	$2,856	3.71%
Federal funds sold and other	27,492	66	0.96	16,055	49	1.22
Total loans and fees(2)	1,677,826	26,805	6.39	1,439,848	25,494	7.08
Total earning assets	2,109,516	29,767	5.64	1,763,713	28,399	6.44
Less: Allowance for loan losses	13,670			11,973
Non-earning assets:
Cash and cash equivalents	60,922			41,840
Premises and equipment, net	35,887			27,381
Other assets (2)	16,884			18,817
Total assets	$2,209,539			$1,839,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$323,589	$565	0.70%	$257,384	$571	0.89%
Money market accounts	305,513	675	0.88	240,895	500	0.83
Individual retirement accounts	43,133	374	3.47	38,621	356	3.69
Certificates of deposits and other time deposits	340,378	2,751	3.23	362,931	3,134	3.45
Brokered deposits	47,004	355	3.02	51,484	251	1.95
Repurchase agreements and other short-term borrowings	285,059	701	0.98	164,703	456	1.11
Federal Home Loan Bank borrowings	420,996	4,155	3.95	345,068	3,546	4.11

Total interest-bearing liabilities	1,765,672	9,576	2.17	1,461,086	8,814	2.41

Non interest-bearing liabilities and stockholders’ equity:
Non interest-bearing deposits	235,678			181,602
Other liabilities	27,014			31,670
Stockholders’ equity	181,175			165,420

Total liabilities and stockholders’ equity	$2,209,539			$1,839,778

Net interest income		$20,191			$19,585

Net interest spread			3.47%			4.03%

Net interest margin			3.83%			4.44%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)       The amount of fee income included in interest on loans was $3.6 million and $3.1 million for the quarters ended June 30, 2004 and 2003.

Table 2 – Average Balance Sheets and Interest Rates for the Six Months Ended June 30, 2004 and 2003

	June 30, 2004			June 30, 2003
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Investment securities(1)	$406,479	$5,794	2.85%	$311,827	$5,754	3.69%
Federal funds sold and other	56,809	274	0.96	27,882	157	1.13
Total loans and fees(2)	1,663,005	61,509	7.40	1,419,568	55,218	7.78
Total earning assets	2,126,293	67,577	6.36	1,759,277	61,129	6.95
Less: Allowance for loan losses	14,416			11,005
Non-earning assets:
Cash and cash equivalents	62,503			38,325
Premises and equipment, net	35,997			26,061
Other assets (2)	18,191			19,828
Total assets	$2,228,568			$1,832,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$318,316	$1,193	0.75%	$251,421	$1,150	0.91%
Money market accounts	303,401	1,400	0.92	232,146	963	0.83
Individual retirement accounts	42,627	741	3.48	38,445	728	3.79
Certificates of deposits and other time deposits	365,035	5,843	3.20	362,706	6,497	3.58
Brokered deposits	53,697	771	2.87	58,237	567	1.95
Repurchase agreements and other short-term borrowings	285,631	1,358	0.95	181,455	968	1.07
Federal Home Loan Bank borrowings	424,572	8,307	3.91	325,233	6,893	4.24

Total interest-bearing liabilities	1,793,279	19,613	2.19	1,449,643	17,766	2.45

Non interest-bearing liabilities and stockholders’ equity:
Non interest-bearing deposits	232,441			194,175
Other liabilities	25,752			25,847
Stockholders’ equity	177,096			162,821

Total liabilities and stockholders’ equity	$2,228,568			$1,832,486

Net interest income		$47,964			$43,363

Net interest spread			4.17%			4.50%

Net interest margin			4.51%			4.93%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)       The amount of fee income included in interest on loans was $15.3 million and $10.6 million for the six months ended June 30, 2004 and 2003.

The following table illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 3 – Volume/Rate Variance Analysis

	Three months ended June 30, 2004 compared to Three months ended June 30, 2003			Six months ended June 30, 2004 compared to Six months ended June 30, 2003
	Increase/(Decrease) due to			Increase/(Decrease) due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:
Investment securities	$40	$777	$(737)	$40	$1,520	$(1,480)

Federal funds sold and other	17	29	(12)	117	143	(26)
Total loans and fees	1,311	3,955	(2,644)	6,291	9,107	(2,816)
Net change in interest income	1,368	4,761	(3,393)	6,448	10,770	(4,322)

Interest expense:
Transaction accounts	(6)	130	(136)	43	273	(230)
Money market accounts	175	141	34	437	320	117
Individual retirement accounts	18	40	(22)	13	76	(63)
Certificates of deposit and other time deposits	(383)	(189)	(194)	(654)	42	(696)
Brokered deposits	104	(24)	128	204	(47)	251
Repurchase agreements and other short-term borrowings	245	301	(56)	390	505	(115)
Federal Home Loan Bank borrowings	609	755	(146)	1,414	1,976	(562)
Net change in interest expense	762	1,154	(392)	1,847	3,145	(1,298)
Increase in net interest income	$606	$3,607	$(3,001)	$4,601	$7,625	$(3,024)

Non interest Income

Non interest income declined 28% for the second quarter ended June 30, 2004 compared to the same period in 2003.  The decrease was driven by the decline in mortgage banking income and title insurance commissions, which correlates to mortgage banking income.  These declines were partially offset by increases in service charges on deposit accounts, debit card interchange income and ERC fees.

Non interest income declined 25% for the first six months of 2004 compared to the same period in 2003.  As with the second quarter of 2004, the decrease was related to the decline in mortgage banking income and title insurance commissions.  The year to date decline was also partially offset by increases in service charges on deposit accounts, debit card interchange income and ERC fees.

Service charges on deposit accounts increased 31% during the second quarter compared to the same period in 2003.  The increase was due primarily to growth in the Company’s checking account base supported by the Bank’s “Overdraft Honor” program, which permits selected clients to overdraft their accounts up to $500 for the Bank’s customary fee.  Total overdraft fees increased $456,000 or 23% while the total number of accounts eligible for the “Overdraft Honor” program increased to 46,000 from 39,000 at June 30, 2003.  Additionally, the Company has increased its checking account base by over 8,000 accounts, net of accounts closed, over the past twelve months.  The increase in accounts, coupled with the 7% increase in per item overdraft charges implemented during the second half of the prior year, led to the overall increase in service charges.

Service charges on deposit accounts increased 33% during the first six months of 2004 compared to the same period in 2003. Total overdraft fees increased $853,000 or 20% for the first six months of the year.  The increase in service charges on deposit accounts for the year was for the same reasons described in the preceding paragraph.

ERC fees increased $1.3 million during the first six months of 2004 compared to the same period in the prior year. The increase was due primarily to a substantial increase in overall ERC volume compared to prior year period attributed to successful program marketing efforts in the second half of 2003.  The majority of these fees are received during the first quarter of the calendar year.

Mortgage banking income includes net gain on sale of loans, loan servicing income and amortization of Mortgage Servicing Rights (“MSRs”).  Mortgage banking income decreased $3.4 million during the quarter ended June 30, 2004 compared to the same period in 2003.  The decrease was primarily due to a $4.8 million decline in net gain on sale of loans.  The reduction in gain on sale of loans resulted from a substantial decline in mortgage origination volume of 15 and 30 year fixed rate residential real estate loans from the record levels attained by the Company in the second quarter of 2003.  The higher volume of originations during the second quarter of 2003 resulted from aggressive marketing of the Company’s “$999” closing cost loan product and sustained consumer demand for fixed rate, first mortgage residential real estate loan products due to historically low market interest rates during that period.  This demand began to decline substantially during the third quarter of 2003, reaching and sustaining more traditional levels during the first half of 2004.

Mortgage banking income decreased $7.6 million during the first six months of 2004 compared to the same period in 2003.  The decrease resulted from an $8.5 million decline in net gain on sale of loans resulting from the lower volume of loans sold into the secondary market similar to that in the quarter to quarter comparison mentioned in the preceding paragraph.

Title insurance commissions decreased $204,000 during the second quarter of 2004 compared to the same period in 2003 due primarily to the decline in mortgage origination volume.  Title insurance commissions decreased $581,000 during the first six months of 2004 compared to the same period in 2003 due to slowdown in mortgage origination volume.

Non interest Expenses

Non interest expenses decreased $313,000 during the quarter ended June 30, 2004 compared to the period in 2003.  This decrease was primarily the result of ongoing Company initiatives to reduce non-essential expenses, including

renegotiations on many Company contracts and a reduction in support staff.   The number of full-time equivalent employees (“FTE’s”) decreased to 583 at June 30, 2004 from 616 at June 30, 2003.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND DECEMBER 31, 2003

Securities available for sale and securities to be held to maturity

Securities available for sale primarily consists of U.S. Treasury and U.S. Government Agency obligations, including agency mortgage backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”).  The MBSs consist of 15-year fixed, 7-year balloons, 5-year balloons, as well as other adjustable rate mortgage securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”).  CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly.  Securities available for sale decreased from $296 million at December 31, 2003 to $271 million at June 30, 2004. Securities to be held to maturity consist primarily of floating rate CMOs and decreased from $115 million at December 31, 2003 to $102 million at June 30, 2004.  In addition to economic and market conditions, the overall management strategy of the investment portfolio is determined by, among other factors, loan demand, deposit mix, liquidity and collateral needs, the Company’s interest rate risk position and the overall structure of the balance sheet.   During the first six months of 2004, Republic purchased $2.1 billion in securities and had maturities of $2.1 billion.  Approximately $2 billion of the securities purchased were agency discount notes yielding 0.95% with an average term of 6 days, as management continued a strategy of investing shorter term in order to mitigate the Company’s overall interest rate risk.

Loans

Net loans, primarily consisting of secured real estate loans, increased by $108 million to $1.7 billion at June 30, 2004.  This growth was primarily attributable to a $38 million increase in home equity loans and a $45 million increase in residential real estate loans during the first six months of 2004.

Home equity loans, substantially all approved at no more than 100% loan to value, increased from $215 million at December 31, 2003 to $253 million at June 30, 2004.  The rise in home equity loans was primarily the result of the Company’s promotional product, which has a zero percent interest rate for the first six months of the loan.  At June 30, 2004, Republic clients had $219 million of home equity line balances available for funding. Republic also experienced steady growth in its residential real estate adjustable rate mortgage loan portfolios.  This increase was primarily due to a continued shift in consumer demand to shorter term, adjustable rate loan products to receive a lower interest rate than offered on 15 and 30 year fixed rate residential real estate loans.

Allowance and Provision for Loan Losses

The total allowance for loan losses decreased $429,000 from December 31, 2003 to $13.5 million at June 30, 2004. Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2004.  Management continues to monitor the commercial real estate loan portfolio in particular, recognizing that commercial real estate loans generally carry a greater risk of loss than residential real estate loans.

Republic recorded a negative provision for loan losses of $447,000 during the second quarter of 2004 due primarily to an unexpectedly low loss experience on refund anticipation loans originated during the 2004 tax season. The provision consisted of $139,000 in expense associated with all loans except RAL’s, and a negative $586,000 from RAL’s.  Management estimated total RAL losses during the first quarter of 2004 when the Refunds Now activity occurred based on information available at that time.  The negative provision from RAL’s resulted from actual RAL losses being less than anticipated.

The Company’s provision for loan losses decreased from $6.2 million for the first six months of 2003 to $1.6 million for the same period in 2004.  Included in the provision for loan losses was $1.9 million for RALs during both the first six months of 2004 and 2003.  The overall decrease in the provision, exclusive of Refunds Now, was primarily due to continued low levels of charge-off activity, lower delinquency trends in the portfolio, and an improvement in overall asset quality.

Table 4 - Summary of Loan Loss Experience

	Three months ended June 30		Six months ended June 30
(dollars in thousands)	2004	2003	2004	2003
Allowance for loan losses at beginning of period	$13,994	$11,658	$13,959	$10,148

Charge offs:
Real estate:
Residential	(23)	(126)	(121)	(432)
Commercial	—	(1,184)	(4)	(1,205)
Construction	—	—	—	(135)
Commercial	(8)	(7)	(8)	(7)
Consumer	(234)	(193)	((429)	(391)
Home equity	(7)	—	(7)	(3)
Tax refund loans	(1,401)	—	(3,401)	(2,300)
Total	(1,673)	(1,510)	(3,970)	(4,473)
Recoveries:
Real estate:
Residential	33	21	103	53
Commercial	4	59	78	59
Construction	—	—	—	—
Commercial	11	44	28	55
Consumer	98	77	199	165
Home equity	21	15	42	16
Tax refund loans	1,489	450	1,489	450
Total	1,656	666	1,939	798
Net loan charge offs	(17)	(844)	(2,031)	(3,675)
Provision for loan losses	(447)	1,854	1,602	6,195
Allowance for loan losses at end of period	$13,530	$12,668	$13,530	$12,668

Deposits

Total deposits increased $1 million from December 31, 2003 to June 30, 2004 to $1.3 billion. Interest-bearing deposits decreased $36 million while non interest-bearing deposits increased $37 million from December 31, 2003 to June 30, 2004.

The increase in non interest-bearing accounts relates primarily to growth in escrow accounts and transaction accounts across the Company’s banking center network.  Escrow accounts are typically subject to large balance fluctuations from period to period based on loan servicing and origination activity.

The decrease in interest-bearing accounts was primarily due to the $59 million decline in CDs and $16 million decline in brokered deposits.  The decline in CD balances resulted from a continued focus by the Bank of replacing higher cost time deposits with lower-cost transaction and money market accounts through the Company’s cash management function and banking center network.  The decrease in brokered deposits related primarily to the completion of the tax refund season at Refunds Now.  The decreases in time-deposit accounts were offset by an increase of $66 million in the Company’s Premier First and High Interest Checking products which are the Company’s lead products offered to new business and retail clients.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings increased $60 million during the first six months of 2004. The majority of this increase was related to one large cash management account, which typically has an account balance of approximately $40 million.

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

Table 5 - Non-Performing Assets

(dollars in thousands)	June 30, 2004	December 31, 2003

Loans on non-accrual status(1)	$9,274	$12,466
Loans past due 90 days or more	4,007	473
Total non-performing loans	13,281	12,939
Other real estate owned	39	—
Total non-performing assets	$13,320	$12,939
Percentage of non-performing loans to total loans	0.79%	0.82%
Percentage of non-performing assets to total loans	0.60	0.82

(1)       Loans on non-accrual status include impaired loans.

The Bank’s non-performing loans decreased to 0.79% at June 30, 2004, down from 0.82% at December 31, 2003, while the total balance of non-performing loans increased slightly by $342,000 for the same period. The increase in non-performing loans includes a $3.7 million commercial real estate relationship that paid off subsequent to the end of the second quarter.

Republic defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans, which are a component of loans on non-accrual status, decreased $1.5 million from December 31, 2003 to $4.7 million at June 30, 2004.  The impaired balance remained attributable to three commercial real estate lending relationships.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities.  Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale.  Republic’s banking centers and its Internet site, republicbank.com, also provide access to retail deposit markets.  These retail deposits, if offered at attractive rates, have historically been a source of additional funding when needed.  The Company utilized brokered deposits during 2003 and the first six months of 2004 as an additional funding source for RALs and in part, to fund loan growth.

Traditionally, the Bank has also utilized borrowings from the FHLB to supplement its funding requirements.  On June 30, 2004, the Company had total borrowing capacity with the FHLB to borrow an additional $139 million.  Republic also utilizes unsecured line of credit facilities through various financial institutions in order to meet liquidity needs.  At June 30, 2004 the Company had $110 million available through various third party sources.

CAPITAL

Total stockholders’ equity increased from $169 million at December 31, 2003 to $184 million at June 30, 2004. The increase in stockholders’ equity was primarily attributable to net income earned during the first six months of 2004.

Prior to 2000, Republic’s board of directors approved a Class A Common Stock repurchase program of 525,000 shares.  Republic repurchased 5,800 shares during the first six months of 2004.  Through June 30, 2004, Republic has purchased 526,388 shares with a weighted-average cost of $9.97 and a total cost of $5.2 million.  In March 2003, the Company’s board of directors authorized management to purchase an additional 262,500 shares bringing the total shares authorized for purchase to 261,112.  The Company does not plan to actively pursue the purchase of these shares in the short-term.  All amounts above have been adjusted to reflect the five percent (5%) stock dividend that was declared in the first quarter of 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and each bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  As of June 30, 2004, the Parent Company, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana met all capital adequacy requirements to which they are subject to.

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

In March 2004, the Company received final regulatory approval to execute an intragroup trust preferred transaction, which will provide Republic Bank & Trust Company access to additional capital markets, if needed, in the future.  On a consolidated basis, this transaction has had no impact to the capital levels and ratios of the total Company.  The subordinated debentures held by Republic Bank & Trust Company as a result of this transaction, however, are treated as Tier 2 capital based on requirements administered by the federal banking agencies.  If Republic Bank & Trust Company’s Tier I capital ratios do not meet the minimum requirement to be well capitalized, the Company can immediately modify the transaction in order to maintain well capitalized status.

Table 6 - Capital Ratios

			Minimum Requirement For Capital Adequacy Actual Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2004 (dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$198,250	13.40%	$118,378	8%	$147,972	10%
Republic Bank & Trust Co.	186,646	12.93	115,492	8	144,366	10
Republic Bank & Trust Co. of Indiana	6,025	16.71	2,885	8	3,607	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	184,720	12.48	59,189	4	88,783	6
Republic Bank & Trust Co.	150,079	10.40	57,746	4	86,619	6
Republic Bank & Trust Co. of Indiana	5,612	15.56	1,443	4	2,164	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	184,720	8.36	88,382	4	110,477	5
Republic Bank & Trust Co.	150,079	6.89	87,134	4	108,918	5
Republic Bank & Trust Co. of Indiana	5,612	12.06	1,861	4	2,326	5

Dividend Limitations – Kentucky banking laws limit the amount of dividends that may be paid to the Parent Company by Republic Bank & Trust Company without prior approval of the Kentucky Department of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At June 30, 2004, Republic Bank & Trust Company had $28 million of retained earnings that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval subject to capital requirements.

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

The following table illustrates Republic’s estimated annualized earnings sensitivity profile based on the asset/liability model for the six month period at June 30, 2004 and December 31, 2003:

Table 7 – Interest Rate Sensitivity

June 30, 2004

	Decrease in Rates			Increase in Rates
(dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$131	$139	$364	$700	$1,008
Investments	10,803	11,579	14,174	16,429	18,783
Loans, excluding fees	91,881	95,654	100,261	105,697	111,092
Total interest income	102,815	107,372	114,799	122,826	130,883

Projected interest expense:
Deposits	17,211	18,767	21,862	28,147	34,459
Securities sold under agreements to repurchase	2,276	2,560	4,358	7,731	11,076
Federal Home Loan Bank borrowings	16,630	16,860	16,999	17,222	17,792
Total interest expense	36,117	38,187	43,219	53,100	63,327
Net interest income	$66,698	$69,185	$71,580	$69,726	$67,556
Change from base	$(4,882)	$(2,395)		$(1,854)	$(4,024)
% Change from base	(6.82)%	(3.35)%		(2.59)%	(5.62)%

December 31, 2003

	Decrease in Rates			Increase in Rates
(dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$103	$70	$92	$941	$1,303
Investments	6,420	7,129	10,487	12,920	15,224
Loans, excluding fees	86,782	90,649	94,814	100,166	105,724
Total interest income	93,305	97,848	105,393	114,027	122,251

Projected interest expense:
Deposits	17,541	18,867	22,555	29,284	35,970
Securities sold under agreements to repurchase	1,018	1,368	2,503	5,057	7,607
Federal Home Loan Bank borrowings	16,673	16,714	16,795	16,749	17,214
Total interest expense	35,232	36,949	41,853	51,090	60,791
Net interest income	$58,073	$60,899	$63,540	$62,937	$61,460
Change from base	$(5,467)	$(2,641)		$(603)	$(2,080)
% Change from base	(8.60)%	(4.16)%		(0.95)%	(3.27)%

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

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the first six months of 2004, Republic issued 807 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock.  The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

Republic repurchased 5,800 shares during the first six months of 2004.

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

(b) Reports on Form 8-K

Current Report on Form 8-K filed on May 26, 2004 attaching a press release announcing the second quarter cash dividend.

Current Report on Form 8-K filed on July 16, 2004 attaching a press release announcing second quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Republic Bancorp, Inc.
(Registrant)

Principal Executive Officer:

Date:	August 6, 2004	/s/ Steven E. Trager
Steven E. Trager
President & Chief Executive Officer

Principal Financial Officer:

Date:	August 6, 2004	/s/ Kevin Sipes
Kevin Sipes
Executive Vice President, Chief Financial Officer & Chief Accounting Officer