Form 10-Q
period 2004-09-30
REPUBLIC BANCORP INC /KY/
filed 2004-11-08
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

☒ Yes ☐ No

Indicate the number of shares outstanding of the issuer’s class of common stock as of the latest practicable date.

16,099,053 shares of Class A Common Stock, no par value and 2,049,835 shares of Class B Common Stock, no par value were issued and outstanding at October 31, 2004.

REPUBLIC BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 5.	Other Information

Item 6.	Exhibits

EX-31.1	Section 302 Certification of Principal Executive Officer
EX-31.2	Section 302 Certification of Principal Financial Officer
EX-32.1	Section 1350 Certification of Principal Executive Officer
EX-32.2	Section 1350 Certification of Principal Financial Officer
Signatures

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPUBLIC BANCORP, INC.

CONSOLIDATED BALANCE SHEETS  (in thousands)

	September 30 2004	December 31 2003
	(unaudited)
ASSETS:
Cash and cash equivalents	$103,058	$60,876
Securities available for sale	350,560	295,520
Securities to be held to maturity (fair value of $89,913 in 2004 and $114,736 in 2003)	90,173	115,411
Mortgage loans held for sale	11,753	13,732
Loans, less allowance for loan losses of $13,535 (2004) and $13,959 (2003)	1,719,195	1,567,993
Federal Home Loan Bank stock	20,106	19,148
Premises and equipment, net	34,566	34,329
Other assets and accrued interest receivable	23,325	20,762

TOTAL ASSETS	$2,352,736	$2,127,771

LIABILITIES:
Deposits:
Non interest-bearing	$265,492	$193,321
Interest-bearing	1,135,172	1,103,791
Total deposits	1,400,664	1,297,112
Securities sold under agreements to repurchase and other short-term borrowings	317,784	220,040
Federal Home Loan Bank borrowings	420,309	420,178
Other liabilities and accrued interest payable	22,588	21,062

Total liabilities	2,161,345	1,958,392

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Class A and Class B Common Stock, no par value	4,380	4,157
Additional paid in capital	57,899	40,260
Retained earnings	130,881	126,251
Unearned shares in Employee Stock Ownership Plan	(1,995)	(2,289)
Accumulated other comprehensive income	226	1,000

Total stockholders’ equity	191,391	169,379

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,352,736	$2,127,771

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
INTEREST INCOME:
Loans, including fees	$27,660	$25,904	$89,169	$81,122
Securities:
Taxable	3,205	2,455	8,608	7,836
Non taxable	—	1	—	3
Federal Home Loan Bank stock and other	296	219	961	746
Total interest income	31,161	28,579	98,738	89,707

INTEREST EXPENSE:
Deposits	5,262	4,768	15,210	14,673
Securities sold under agreements to repurchase and other short-term borrowings	1,113	439	2,471	1,407
Federal Home Loan Bank borrowings	4,196	3,879	12,503	10,772
Total interest expense	10,571	9,086	30,184	26,852

NET INTEREST INCOME	20,590	19,493	68,554	62,855

Provision for loan losses	(127)	223	1,475	6,418

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,717	19,270	67,079	56,437

NON INTEREST INCOME:
Service charges on deposit accounts	3,578	2,519	9,902	7,263
Electronic refund check fees	61	70	5,253	3,932
Title insurance commissions	329	865	1,087	2,204
Mortgage banking income	757	1,567	2,299	10,718
Debit card interchange fee income	663	470	1,774	1,374
Other	210	480	870	1,203
Total non interest income	5,598	5,971	21,185	26,694

NON INTEREST EXPENSES:
Salaries and employee benefits	8,411	7,926	26,277	24,407
Occupancy and equipment, net	3,444	3,160	10,466	8,962
Communication and transportation	741	608	2,094	2,038
Marketing and development	534	676	1,722	2,249
Bankshares tax	485	502	1,604	1,478
Supplies	222	293	871	1,025
Data processing	405	425	1,181	1,247
Other	1,459	1,742	4,609	5,219
Total non interest expenses	15,701	15,332	48,824	46,625

INCOME BEFORE INCOME TAX EXPENSE	10,614	9,909	39,440	36,506

INCOME TAX EXPENSE	3,632	3,560	13,552	12,939

NET INCOME	$6,982	$6,349	$25,888	$23,567

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain (loss) on securities	$1,181	$(2,600)	$(774)	$(1,226)
Less: Reclassification of realized amount	—	—	—	—
Net unrealized gain (loss) recognized in comprehensive income	1,181	(2,600)	(774)	(1,226)

COMPREHENSIVE INCOME	$8,163	$3,749	$25,114	$22,341

BASIC EARNINGS PER SHARE:
Class A Common Share	$0.39	$0.36	$1.45	$1.33
Class B Common Share	0.38	0.35	1.43	1.31

DILUTED EARNINGS PER SHARE:
Class A Common Share	$0.38	$0.35	$1.39	$1.30
Class B Common Share	0.37	0.34	1.38	1.28

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share data)

						Unearned
						Shares in	Accumulated
	Common Stock			Additional		Employee Stock	Other	Total
	Class A	Class B		Paid In	Retained	Ownership	Comprehensive	Stockholders’
	Shares	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Equity

BALANCE, January 1, 2004	15,809	2,055	$4,157	$40,260	$126,251	$(2,289)	$1,000	$169,379

Stock options exercised, net of shares redeemed	102	—	23	1,343	(620)	—	—	746

Repurchase of Class A and Class B Common Stock	(16)	—	(3)	(52)	(246)	—	—	(301)

Conversion of Class B Common Stock to Class A Common Stock	4	(4)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	24	—	—	171	—	294	—	465

Dividend declared Common Stock:
Class A ($0.2169 per share)	—	—	—	—	(3,427)	—	—	(3,427)
Class B ($0.1971 per share)	—	—	—	—	(405)	—	—	(405)

Stock dividend	—	—	203	16,357	(16,560)	—	—	—

Note receivable on common stock, net of cash payments	—	—	—	(180)	—	—	—	(180)

Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(774)	(774)

Net income	—	—	—	—	25,888	—	—	25,888

BALANCE, September 30, 2004	15,923	2,051	$4,380	$57,899	$130,881	$(1,995)	$226	$191,391

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (in thousands)

	2004	2003
OPERATING ACTIVITIES:
Net income	$25,888	$23,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	7,097	4,426
Federal Home Loan Bank stock dividends	(605)	(562)
Provision for loan losses	1,475	6,418
Net gain on sale of mortgage loans held for sale	(2,271)	(12,062)
Origination of mortgage loans held for sale	(189,074)	(750,060)
Proceeds from sale of mortgage loans held for sale	193,324	805,351
Employee Stock Ownership Plan expense	465	295
Changes in assets and liabilities:
Other assets and accrued interest receivable	(2,352)	(4,107)
Other liabilities and accrued interest payable	1,092	2,263
Net cash provided by operating activities	35,039	75,529

INVESTING ACTIVITIES:
Purchases of securities available for sale	(2,871,540)	(268,398)
Purchases of securities to be held to maturity	(31,514)	(137,720)
Purchases of Federal Home Loan Bank stock	(353)	(68)
Proceeds from calls, maturities and paydowns of securities available for sale	2,815,718	285,067
Proceeds from calls, maturities and paydowns of securities held to maturity	56,701	99,638
Net increase in loans	(153,792)	(235,249)
Purchases of premises and equipment, net	(6,348)	(12,805)
Net cash used in investing activities	(191,128)	(269,535)

FINANCING ACTIVITIES:
Net change in deposits	103,552	180,255
Net change in securities sold under agreements to repurchase and other short-term borrowings	97,744	(48,666)
Payments on Federal Home Loan Bank borrowings	(151,239)	(73,028)
Proceeds from Federal Home Loan Bank borrowings	151,370	176,697
Repurchase of Common Stock	(301)	(339)
Proceeds from Common Stock options exercised	746	649
Cash dividends paid	(3,601)	(2,940)
Net cash provided by financing activities	198,271	232,628

NET INCREASE IN CASH AND CASH EQUIVALENTS	42,182	38,622

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,876	39,853

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,058	$78,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$30,644	$32,699
Income taxes	12,143	12,020

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$935	$750
Client transfers from securities sold under agreements to repurchase into deposits	—	35,829

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – SEPTEMBER 30, 2004 AND 2003 (UNAUDITED) AND DECEMBER 31, 2003

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Holding Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (together referred to as the “Bank”), Republic Funding Company and Republic Invest Co.  Republic Invest Co. includes its wholly-owned subsidiary, Republic Capital LLC.  All companies are collectively referred to as “Republic” or the “Company”.  The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC and Republic Insurance Agency, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States of America generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto-included in Republic’s annual report on Form 10-K for the year ended December 31, 2003.

Stock Option Plans – Employee compensation expense under stock option plans is reported using the intrinsic value method.  No stock based compensation cost is reflected in net income, as all options granted had an exercise price equal to the market price of the underlying common stock at the date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock Based Compensation”:

	Three months ended September 30		Nine months ended September 30
(dollars in thousands, except per share data)	2004	2003	2004	2003

Net income, as reported	$6,982	$6,349	$25,888	$23,567
Deduct:
Stock based compensation expense determined under the fair value based method, net of tax	133	173	397	555
Pro forma net income	$6,849	$6,176	$25,491	$23,012

Earnings per share as reported:
Class A Common Share	$0.39	$0.36	$1.45	$1.33
Class B Common Share	$0.38	$0.35	$1.43	$1.31

Pro forma earnings per share:
Class A Common Share	$0.38	$0.35	$1.43	$1.30
Class B Common Share	$0.37	$0.34	$1.41	$1.28

Diluted earnings per share as reported:
Class A Common Share	$0.38	$0.35	$1.39	$1.30
Class B Common Share	$0.37	$0.34	$1.38	$1.28

Pro forma diluted earnings per share:
Class A Common Share	$0.37	$0.34	$1.37	$1.27
Class B Common Share	$0.36	$0.33	$1.35	$1.25

There were 512,500 options granted during the three and nine months ended September 30, 2004.  There were 86,636 options granted during the nine month period ended September 30, 2003 with 10,500 of these options granted during the three months ended September 30, 2003.

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

2.  SECURITIES

Securities Available For Sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2004 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$177,811	$126	$(727)	$177,210
Mortgage backed securities, including CMOs	172,401	1,037	(88)	173,350

Total securities available for sale	$350,212	$1,163	$(815)	$350,560

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2003 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$154,533	$328	$(43)	$154,818
Mortgage backed securities, including CMOs	139,472	1,274	(44)	140,702

Total securities available for sale	$294,005	$1,602	$(87)	$295,520

Securities To Be Held To Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2004 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$20,594	$39	$(11)	$20,622
Mortgage backed securities, including CMOs	69,579	105	(393)	69,291

Total securities to be held to maturity	$90,173	$144	$(404)	$89,913

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2003 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$9,707	$18	$—	$9,725
Mortgage backed securities, including CMOs	105,704	82	(775)	105,011

Total securities to be held to maturity	$115,411	$100	$(775)	$114,736

Securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2004	December 31, 2003

Amortized cost	$385,013	$272,801
Fair value	384,959	273,561

3.              LOANS

(in thousands)	September 30, 2004	December 31, 2003

Residential real estate	$827,500	$762,000
Commercial real estate	478,844	442,083
Real estate construction	63,535	70,897
Commercial	37,193	34,553
Consumer	63,626	58,034
Home equity	262,667	215,088
Total loans	1,733,365	1,582,655
Less:
Unearned interest income and unamortized loan fees	635	703
Allowance for loan losses	13,535	13,959

Loans, net	$1,719,195	$1,567,993

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the Federal Home Loan Bank (“FHLB”):

(in thousands)	September 30, 2004	December 31, 2003

First lien, 1-4 family residential	$745,000	$703,000
Multi-family, commercial real estate	52,000	36,000
Home equity lines of credit	168,000	142,000

Activity in the allowance for loan losses is summarized as follows:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2004	2003	2004	2003

Balance, beginning of period	$13,530	$12,668	$13,959	$10,148
Provision for loan losses	(127)	223	1,475	6,418
Charge offs	(414)	(564)	(4,384)	(5,037)
Recoveries	546	1,353	2,485	2,151
Balance, end of period	$13,535	$13,680	$13,535	$13,680

Information regarding Republic’s impaired loans is as follows:

(in thousands)	September 30, 2004	December 31, 2003

Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	5,359	6,176

Total	$5,359	$6,176

Amount of the allowance for loan losses allocated	$1,094	$1,484

Non-performing loans were as follows:
Loans past due 90 days still on accrual	486	473
Non-accrual loans	8,046	12,466

4.              DEPOSITS

(in thousands)	September 30, 2004	December 31, 2003
Demand (NOW and SuperNOW)	$290,211	$271,022
Money market accounts	178,850	124,145
Internet money market accounts	56,815	96,034
Savings	41,004	35,735
Money market certificates of deposit	71,192	70,208
Individual retirement accounts	45,573	42,073
Certificates of deposit, $100,000 and over	195,409	196,026
Other certificates of deposit	209,996	203,893
Brokered deposits	46,122	64,655
Total interest-bearing deposits	1,135,172	1,103,791

Total non interest-bearing deposits	265,492	193,321

Total	$1,400,664	$1,297,112

5.              FHLB BORROWINGS

(in thousands)	September 30, 2004	December 31, 2003

FHLB convertible fixed interest rate advances with a weighted average interest rate of 5.17%(1)	$115,000	$115,000

FHLB fixed interest rate advances with a weighted average interest rate of 3.54% due through 2034	305,309	305,178
	$420,309	$420,178

(1) Represents convertible advances with the FHLB.  These advances have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not converted earlier by the FHLB.  The Company has $90 million in these advances that are currently eligible to be converted on their quarterly repricing date.  Based on market conditions at this time, management does not believe these advances are likely to be converted in the short term.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans.  At September 30, 2004, Republic had available collateral to borrow an additional $149 million from the FHLB.  Republic also has unsecured lines of credit totaling $135 million available through several financial institutions.

Aggregate future principal payments on borrowed funds, based on contractual maturity dates as of September 30, 2004 are as follows:

Year	(in thousands)

2004	$19,000
2005	82,570
2006	100,000
2007	60,000
2008 and thereafter	158,739
Total	$420,309

6.              EARNINGS PER SHARE

Class A and B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock.

A Reconciliation of the combined Class A and B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share data)	2004	2003	2004	2003

Net Income, basic and diluted	$6,982	$6,349	$25,888	$23,567

Average shares outstanding	17,956	17,803	17,921	17,765
Effect of dilutive securities	693	587	671	405
Average shares outstanding including dilutive securities	18,649	18,390	18,592	18,170

Basic earnings per share:
Class A Common Share	$0.39	$0.36	$1.45	$1.33
Class B Common Share	$0.38	$0.35	$1.43	$1.31

Diluted earnings per share:
Class A Common Share	$0.38	$0.35	$1.39	$1.30
Class B Common Share	$0.37	$0.34	$1.38	$1.28

There were no antidilutive stock options during the three and nine months ended September 30, 2004 and 2003.

7.              SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, primarily distinguished between banking operations, mortgage banking operations, tax refund services and deferred deposit transactions.  Loans, investments and deposits provide the majority of revenue from banking operations; servicing fees and loan sales provide the majority of revenue from mortgage banking operations; Refund Anticipation Loan (“RAL”) fees and Electronic Refund Check (“ERC”) fees provide the majority of the revenue from tax refund services; and fees for providing deferred deposit transactions represent the primary revenue source for the deferred deposit segment.  All four reportable segments are domestic.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Income taxes are allocated based on income before income tax expense.  Transactions among reportable segments are made at fair value.

Information reported internally for performance assessment follows:

	Three Months Ended September 30, 2004
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$16,848	$—	$514	$3,228	$20,590
Provision for loan losses	(92)	(205)	—	170	(127)
Electronic refund check fees	—	61	—	—	61
Mortgage banking income	—	—	757	—	757
Other revenue	5,586	(7)	(799)	—	4,780
Income tax expense	2,704	(202)	67	1,063	3,632
Segment profit	5,355	(371)	129	1,869	6,982
Segment assets	2,296,663	2,582	11,766	41,725	2,352,736

	Three Months Ended September 30, 2003
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$16,897	$—	$274	$2,322	$19,493
Provision for loan losses	205	—	—	18	223
Electronic refund check fees	—	70	—	—	70
Mortgage banking income	—	—	1,567	—	1,567
Other revenue	5,784	(66)	(1,384)	—	4,334
Income tax expense	2,895	(182)	90	757	3,560
Segment profit	5,163	(325)	161	1,350	6,349
Segment assets	1,944,281	2,356	22,495	40,610	2,009,742

	Nine Months Ended September 30, 2004
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$49,793	$8,523	$1,629	$8,609	$68,554
Provision for loan losses	(923)	1,707	—	691	1,475
Electronic refund check fees	—	5,253	—	—	5,253
Mortgage banking income	—	—	2,299	—	2,299
Other revenue	15,907	(22)	(2,252)	—	13,633
Income tax expense	7,051	3,259	310	2,932	13,552
Segment profit	14,161	6,225	592	4,910	25,888
Segment assets	2,296,663	2,582	11,766	41,725	2,352,736

	Nine Months Ended September 30, 2003
(in thousands)	Banking	Tax Refund Services	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$50,113	$6,742	$1,270	$4,730	$62,855
Provision for loan losses	4,241	1,850	—	327	6,418
Electronic refund check fees	—	3,932	—	—	3,932
Mortgage banking income	—	—	10,718	—	10,718
Other revenue	15,705	(46)	(3,615)	—	12,044
Income tax expense	6,479	2,191	2,707	1,562	12,939
Segment profit	12,125	3,991	4,931	2,520	23,567
Segment assets	1,944,281	2,356	22,495	40,610	2,009,742

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and consolidated statements of income.  Republic, a bank holding company headquartered in Louisville, Kentucky, is the Holding Company of Republic Bank & Trust Company, Republic Bank & Trust Company of Indiana  (together referred to as the “Bank”), Republic Funding Company and Republic Invest Co. Republic Invest Co. includes its wholly-owned subsidiary Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC and Republic Insurance Agency, LLC. This section should be read in conjunction with the consolidated Financial Statements and accompanying Notes and other detailed information.

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

Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions.  Do not unduly rely on forward-looking statements.  Forward-looking statements detail management’s expectations about the future and are not guarantees.  Forward-looking statements speak only as of the date they are made and management may not update them to reflect changes that occur after the date the statements are made.

OVERVIEW

Net income for the third quarter of 2004 was $7.0 million, representing an increase of $633,000 or 10% compared to the same period in 2003.  Diluted earnings per Class A Common Share increased 9% for the quarter to $0.38.  Republic’s rise in earnings for the quarter was attributed to increases in net interest income, service charges on deposit accounts and deferred deposit transaction fees.  Republic’s net income for the quarter was also positively impacted by a negative provision for loan losses of $127,000.

Net income for the first nine months of 2004 was $25.9 million, an increase of $2.3 million or 10% compared to the same period in 2003.  Diluted earnings per Class A Common Share increased 7% for the first nine months of 2004 to $1.39.  Republic’s rise in earnings for the first nine months of 2004 was attributable to increases in net interest income, service charges on deposit accounts, deferred deposit transaction fees and a lower provision for loan losses.

Increased earnings at Republic Bank Tax Refund Solutions, a division of Republic Bank & Trust Company, which generates substantially all of its revenue during the first quarter of each year, also significantly impacted net income for the first nine months of 2004.  The improvements in revenue for both the third quarter and first nine months of 2004 offset a decline in mortgage banking income of $810,000 for the quarter and $8.4 million for the first nine months of 2004.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond our control, which may significantly change the results or expectations of the Company.  Some of these factors are described below; however, many are described in the sections that follow.  There are also other items which are included in the Annual Report on Form 10-K for the year ended December 31, 2003.  Any factor described in this document, or in the Company’s 2003 Annual Report on Form 10-K, could, by itself, or with other factors, adversely affect our business, results of operations or financial condition.  There are also additional factors not described in this document or in the 2003 Annual Report on Form 10-K which could cause our expectations to differ or could produce significantly different results.

Company Factors

The Holding Company relies on dividends from its subsidiaries for substantially all of its revenue.  Republic Bancorp, Inc. is a separate legal entity from its subsidiaries.  It receives substantially all of its revenue from dividends from its largest subsidiary, Republic Bank & Trust Company.  Various federal and state laws and regulations limit the amount of dividends that may be paid to the Holding Company.

The Company’s accounting policies and estimates are critical components of the Company’s presentment of its financial statements. Our management must exercise judgment in selecting and adopting various accounting policies and in applying estimates.  Actual outcomes can and may be materially different than amounts previously estimated.  Management has identified two accounting policies as being critical to the presentation of the Company’s financial statements.  These policies are further described in our 2003 Annual Report on Form 10-K in the section titled “Critical Accounting Policies” and relate to the allowance for loan losses and the valuation of mortgage servicing rights.  Because of the inherent uncertainty of estimates, we cannot provide any assurance that the Company will not significantly increase its allowance for loan losses if actual losses are more than the amount reserved or recognize a significant provision for impairment of its mortgage servicing rights.

The Company has lines of business and products not typically associated with traditional banking.  In addition to traditional banking products, i.e. customer loans and deposits, the Company provides Refund Anticipation Loans (“RALs”) and Electronic Refund Checks (“ERCs”), mortgage banking products, “Overdraft Honor” deposit accounts and deferred deposit transactions.  Management believes diverse product offerings mitigate the Company’s exposure to significant downturns in any one segment of the banking industry; however, non-traditional banking products also expose the Company’s earnings to different additional risks and uncertainties.  The following details specific risk factors related to Republic’s lines of business:

•                  RALs represent a significant business risk, and if the Company terminated the business it would materially impact earnings of the Company.   Republic offers bank products to facilitate the electronic filing of tax returns by individuals across the country. The Company is one of only a few financial institutions in the United States of America that provides this service to taxpayers.  Under this program, the taxpayer may receive a RAL or an ERC.  In return, the Company charges a fee for the service.  There is credit risk associated with a RAL because the money is disbursed to the client before the Company receives the client’s refund from the Internal Revenue Service (“IRS”).  There is minimal credit risk with an ERC because the Company does not disburse the funds to the client until the Company has received the refund from the IRS.  Various consumer groups have, from time to time, questioned the fairness of the Republic Bank Tax Refund Solutions program and have accused this industry of charging excessive rates of interest via the fee and engaging in predatory lending practices. A competing RAL financial institution is currently defending two lawsuits in the state of California relating to the cross-collection provision contained in its RAL contracts with customers.  While the Company is a party to these two suits, it has not been named as a Defendant by the Plaintiffs regarding its cross-collection activities with customers.  However, the issue of cross-collection provisions in RAL contracts could result in litigation exposure for all RAL financial institutions, including the Company, as consumer groups have shown a willingness to oppose the RAL cross-collection provisions through litigation.  Pressure from these groups, regulatory changes, or material litigation could result in the Company exiting this business at any time. Exiting this line of business, either voluntarily or involuntarily, would significantly reduce Company earnings.

•                  Mortgage banking activities can be significantly impacted by interest rates.    Changes in interest rates can impact gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of mortgage banking income.  A decline in interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in a slow down in demand.  If demand increases, mortgage banking income will be positively impacted by more gains on sale, however, the valuation of mortgage servicing rights will decrease and may result in a significant impairment.  In addition to the previously mentioned risks, a decline in demand for mortgage banking products could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts.

•                  The Company’s “Overdraft Honor” program represents a significant business risk, and if the Company terminated the program it would materially impact earnings of the Company. Republic’s “Overdraft Honor” program permits selected clients to overdraft their accounts up to $500 for the Company’s customary fee.  Customers’ checking accounts that have been current for a certain period of time are allowed the privilege to enter into the program.  This service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available to the customer.  This fee, if computed as a percentage of the amount overdrawn, results in an extremely high rate of interest when annualized and thus is considered excessive by some consumer groups.  There can be no assurance, however, that the Company’s regulators or others will not impose limitations on this program or that the Company’s ability to offer the product will not be negatively impacted by regulatory authorities.  The Company’s elimination of this program, either voluntarily or involuntarily, would significantly reduce Company earnings.

•                  Deferred deposit transactions represent a significant business risk and if the Company terminated the business it would materially impact earnings of the Company. Deferred deposits are transactions whereby customers receive cash advances in exchange for a check for the advanced amount plus a fixed fee (commonly referred to as a “payday loan” or “payday lending”).  Various consumer groups have, from time to time, questioned the fairness of deferred deposit transactions and have accused this industry of charging excessive rates of interest via the fixed fee and engaging in predatory lending practices.  Various federal and state regulatory agencies have also questioned whether this business should be permitted by member banks.  There can be no assurance that the Federal Deposit Insurance Corporation (“FDIC”) or others will not impose additional limitations on or prohibit banks from engaging altogether in deferred deposit transactions.  There also can be no assurances that private litigation might require the Company to exit from the program in one or more jurisdictions, or that the Company’s ability to continue to engage in the business profitably, or at all, will not be negatively impacted by the requirements of applicable laws, regulations or guidelines. The Company exiting this business, either voluntarily or involuntarily, would significantly reduce Company earnings.

Republic’s stock price can be extremely volatile.  The Company’s stock price can fluctuate widely in response to a variety of factors.  Factors include actual or anticipated variations in the Company’s quarterly operating results, recommendations by securities analysts, new technologies, operating and stock price performance of other companies, news reports and changes in government regulations, among other factors.  The Company’s stock also generally has a low average daily trading volume, which limits a person’s ability to quickly accumulate or quickly divest themselves of large blocks of Republic’s stock.  In addition, a low average daily trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

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

The Company’s earnings are significantly impacted by the fiscal and monetary policies of federal and state governments.  The Board of Governors of the Federal Reserve Bank System regulates the supply of money and credit in the United States of America.  Its policies determine, in large part, our cost of funds for lending and investing and the return we earn on those loans and investments, all of which impact our net interest margin.  Its policies can materially affect the value of our financial instruments and earnings and can also affect our borrowers and their ability to repay their outstanding loans.

Republic’s industry is highly competitive.  The Company operates in a highly competitive industry that could become even more competitive as a result of legislation, regulatory and technological changes, new market entries and acquisition activity.  Many of our competitors have fewer regulatory constraints and some have lower cost structures.  Federal legislation could also provide for changes in the banking laws that could impact the financial condition or results of operations of the Company or its subsidiaries.

Republic is heavily regulated by federal and state agencies.  The Holding Company and its subsidiary banks are heavily regulated at both federal and state levels.  This regulatory oversight is primarily intended to protect depositors, the federal deposit insurance funds and the banking system as a whole, not the shareholders of the Company.  Changes in policies, regulations and statutes could significantly impact the earnings or products of Republic. Also, failure to comply with laws, regulations or policies could result in significant penalties or sanctions by regulatory agencies.

The Company relies on the accuracy and completeness of information provided by vendors, customers and other counterparties.  In deciding whether to extend credit or enter into transactions with other parties, the Company relies on information furnished by or on behalf of customers or entities related to that customer.  Our financial condition and earnings could be negatively impacted to the extent the Company relies on information that is false, misleading or inaccurate.

DEFERRED DEPOSIT TRANSACTIONS

Deferred deposits are transactions whereby customers receive cash advances in exchange for a check for the advanced amount plus a fixed fee (commonly referred to as a “payday loan” or “payday lending”). Republic agrees to delay presentment of the check for payment until the advance due date, typically 14 to 30 days from the cash advance date.  On or before the advance due date, the customer can redeem their check in cash for the amount of the advance plus the fee.  If the customer does not reclaim the check in cash by the advance due date, the check is deposited. These transactions are recorded as loans on the Company’s financial statements and the corresponding fees are recorded as a component of interest income on loans.

Total outstandings were $31.8 million at September 30, 2004 compared to $27.6 million at December 31, 2003. FDIC guidance issued in July 2003 requires that banks limit deferred deposit transaction outstandings to the lesser of 25% of Tier I capital or the amount that actual capital levels exceed the “well-capitalized” classification for Tier I and total capital.  Based on the Company’s capital levels at the end of the third quarter, deferred deposit transaction outstandings were below the Company’s regulatory limit of $39 million.

The Marketer/Servicers with which the Company does business have at times experienced legal and/or regulatory obstacles in some states in which they do business.  In these states, laws have been enacted or amended to prohibit or limit their ability to conduct business without a financial institution partner.  In addition, the Comptroller of the Currency has effectively prohibited national banks from conducting this business.  This has provided opportunities for certain state-chartered commercial banks to enter the business and increase earnings with acceptable capital outlays.  Certain legal and administrative risks are directly attributable to Republic’s deferred deposit transaction program.

The legal and regulatory climate for this product also continues to change.  The FDIC’s guidance characterizes deferred deposit transactions as presenting substantial credit risks for lenders, because among other things, the loans are unsecured and the borrower generally has limited financial resources, as well as increased transaction, legal and reputation risks when a third party arrangement is used.  This guidance proposes, among other items, that banks hold significantly more capital than would be required for other sub-prime type loans, suggesting required capital of as much as 100% of deferred deposit transactions outstanding.  The guidance also requires that the allowance for loan and lease losses be adequate and take into account that many such transactions remain outstanding beyond their initial term due to renewals and rollovers, deferred deposit transactions be classified “substandard,” and transactions outstanding for more than 60 days generally be classified as “loss.”  The guidance also prescribes limits on the ability of a borrower to renew or rollover a deferred deposit transaction and the number of transactions that can be entered into within a given period of time.  The guidance requires examiners to assess the bank’s risk management program for third party marketing and servicing relationships, including the bank’s due diligence process for selecting third party marketing and servicing providers and its monitoring of the third party’s activities and performance.  Banks are also advised to evaluate the third party’s compliance with consumer protection laws and applicable regulations.

The Company believes that it has adequately considered and addressed the risks associated with its deferred deposit transaction business, including the risks discussed in the FDIC guidelines and that the Company’s size, technological resources and experience in the successful management of other non-traditional banking product lines, among other factors, will enable the Company to adequately manage its deferred deposit transaction business.  There can be no assurance, however, that state and federal regulators, court rulings or others will not impose additional limitations on or prohibit banks from engaging altogether in deferred deposit transactions.  There is an identifiable potential that the business might lead to material litigation, public or private, and that the Company’s ability to continue to engage in the business profitably, or at all, will be impacted by requirements of applicable laws, regulations, guidelines or court decisions.

The Attorney General of North Carolina recently issued an investigative demand to one of the Company’s Marketer/Servicers in the state of North Carolina.  The Attorney General seeks to make a determination as to whether or not the Company’s Marketer/Servicer complies with North Carolina statues.  The Company’s Marketer/Servicer has been asked to document how it conducts its business in the state of North Carolina and has been asked to disclose its contractual relationship with the Company and produce other documents relating to the deferred deposit transaction business.  The North Carolina Commissioner of Banks has joined this inquiry. This action does not currently affect operations in the state of North Carolina and all agreements between customers and Republic remain valid and enforceable.

RESULTS OF OPERATIONS

Net Interest Income

The principal source of Republic’s revenue is net interest income. Net interest income represents the difference between interest income on interest-earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as market interest rates.

Despite contraction of the net interest spread and margin during the third quarter of 2004, the Company was able to increase its net interest income primarily through growth in the securities and loan portfolios, including an increase in deferred deposit transactions outstanding.  In general, the contraction of the Company’s net interest spread and margin generally occurred as long-term market interest rates trended lower while short term interest rates increased, due to Federal Reserve Bank interest rate actions.  As a result, downward repricing continued to occur in both the securities and loan portfolios as maturities and prepayments were replaced by lower yielding assets.  Overall, Republic’s yield on earning assets declined 52 basis points compared to the third quarter of 2003.

Republic’s increase in interest expense during the third quarter of 2004 resulted primarily from growth in interest bearing liabilities while the Company experienced a slight decrease of four basis points in its overall cost of funds due to a market driven shift in product mix.  Generally, Republic experienced more growth in its lower-cost deposit product types such as transaction accounts, money markets and repurchase agreements than it experienced in its higher cost certificates of deposit and Federal Home Loan Bank borrowings.  As a result, the lower cost product types became a larger percentage of the total interest bearing liabilities thus driving down the overall cost of funds. While this change in product mix benefited current earnings through a lower cost of funds, future results could be impacted in a rising interest rate environment due to the immediate repricing potential of the lower-cost product types compared to the time deposits with fixed interest rates.  (See sections titled “Deposits” and “Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings” on pages 27-28 for additional discussion on changes in balance sheet accounts.  See section titled “ASSET/LIABILITY MANAGEMENT AND MARKET RISK” on page 31  for additional discussion on the impact of changes in interest rates on future net interest income.)

Similar to the third quarter of 2004, the Company grew net interest income for the nine months ended September 30, 2004 while experiencing contraction in the net interest spread and margin.  As with the third quarter, the Company was able to increase its net interest income for the first nine months of 2004 primarily through growth in the securities and loan portfolios, including an increase in deferred deposit transactions outstanding.  In addition, the Company also had a significant increase in RAL volume during the first quarter of 2004 compared to the same period in 2003.  The contraction of the Company’s net interest spread and margin generally occurred as long-term market interest rates trended lower while short term interest rates increased, primarily due to Federal Reserve Bank interest rate actions.  As a result, downward repricing continued to occur in both the securities and loan portfolios as maturities and prepayments were replaced by lower yielding instruments.  Overall, Republic’s yield on earning assets declined 59 basis points compared to the first nine months of 2003.

As with the third quarter, Republic’s increase in interest expense during the first nine months of 2004 resulted primarily from growth in interest bearing liabilities while the Company experienced a decrease of 20 basis points in its overall cost of funds due to a shift in product mix.  Generally, Republic experienced more growth in its lower-cost deposit product types such as transaction accounts, money markets and repurchase agreements than it experienced in its higher cost certificates of deposit and Federal Home Loan Bank borrowings.  As a result, the lower cost product types became a larger percentage of the total interest bearing liabilities thus driving down the overall cost of funds.  While this change in product mix benefited current earnings through a lower cost of funds, future results could be impacted in a rising interest rate environment due to the immediate repricing potential of the lower-cost product types compared to the time deposits.  (See sections titled “Deposits” and “Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings” on pages 27-28 for additional discussion on changes in balance sheet accounts.  See section titled “ASSET/LIABILITY MANAGEMENT AND MARKET RISK” on page 31 for additional discussion on the impact of changes in interest rates on future net interest income.)

Table 1 and Table 2 provide detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three and nine month periods ended September 30, 2004 and 2003. Table 2 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 1 – Average Balance Sheets and Interest Rates for the Three Months Ended September 30, 2004 and 2003

	September 30, 2004			September 30, 2003
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Earning assets:
Investment securities(1)	$450,172	$3,419	3.04%	$315,546	$2,646	3.35%
Federal funds sold and other	21,097	82	1.56	13,818	29	0.84
Total loans and fees(2)	1,718,513	27,660	6.44	1,512,817	25,904	6.85

Total earning assets	2,189,782	31,161	5.69	1,842,181	28,579	6.21

Less: Allowance for loan losses	13,533			13,077
Non-earning assets:
Cash and cash equivalents	74,521			59,799
Premises and equipment, net	35,277			31,005
Other assets (2)	17,499			23,590
Total assets	$2,303,546			$1,943,498

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$333,256	$651	0.78%	$274,316	$533	0.78%
Money market accounts	303,911	784	1.03	283,903	541	0.76
Individual retirement accounts	44,463	390	3.51	39,291	360	3.66
Certificates of deposits and other time deposits	371,319	3,076	3.31	355,843	3,101	3.49
Brokered deposits	46,362	361	3.11	36,017	233	2.59
Repurchase agreements and other short-term borrowings	325,114	1,113	1.37	187,486	439	0.94
Federal Home Loan Bank borrowings	420,995	4,196	3.99	385,942	3,879	4.02

Total interest-bearing liabilities	1,845,420	10,571	2.29	1,562,798	9,086	2.33

Non interest-bearing liabilities and stockholders’ equity:
Non interest-bearing deposits	245,736			182,945
Other liabilities	23,754			27,280
Stockholders’ equity	188,636			170,475

Total liabilities and stockholders’ equity	$2,303,546			$1,943,498

Net interest income		$20,590			$19,493

Net interest spread			3.40%			3.88%

Net interest margin			3.76%			4.23%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)       The amount of fee income included in interest on loans was $3.8 million and $3.3 million for the quarters ended September 30, 2004 and 2003.

Table 2 – Average Balance Sheets and Interest Rates for the Nine Months Ended September 30, 2004 and 2003

	September 30, 2004			September 30, 2003
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Earning assets:
Investment securities(1)	$421,150	$9,212	2.92%	$311,089	$8,394	3.60%
Federal funds sold and other	44,818	357	1.06	23,061	191	1.10
Total loans and fees(2)	1,691,424	89,169	7.03	1,453,222	81,122	7.44

Total earning assets	2,157,392	98,738	6.10	1,787,372	89,707	6.69

Less: Allowance for loan losses	14,120			11,806
Non-earning assets:
Cash and cash equivalents	76,187			45,562
Premises and equipment, net	35,755			27,727
Other assets (2)	19,321			23,075
Total assets	$2,274,535			$1,871,930

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$323,332	$1,845	0.76%	$259,136	$1,684	0.87%
Money market accounts	303,572	2,184	0.96	243,135	1,503	0.82
Individual retirement accounts	43,244	1,131	3.49	38,730	1,088	3.75
Certificates of deposits and other time deposits	367,133	8,919	3.24	360,394	9,599	3.55
Brokered deposits	51,234	1,131	2.94	50,748	799	2.10
Repurchase agreements and other short-term borrowings	299,360	2,471	1.10	182,020	1,407	1.03
Federal Home Loan Bank borrowings	423,371	12,503	3.94	345,084	10,772	4.16

Total interest-bearing liabilities	1,811,246	30,184	2.22	1,479,247	26,852	2.42

Non interest-bearing liabilities and stockholders’ equity:
Non interest-bearing deposits	257,272			198,098
Other liabilities	25,651			29,424
Stockholders’ equity	180,366			165,161

Total liabilities and stockholders’ equity	$2,274,535			$1,871,930

Net interest income		$68,554			$62,855

Net interest spread			3.88%			4.27%

Net interest margin			4.24%			4.69%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)       The amount of fee income included in interest on loans was $19.2 million and $13.9 million for the nine months ended September 30, 2004 and 2003.

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

Table 3 – Volume/Rate Variance Analysis

	Three months ended September 30, 2004 compared to the Three months ended September 30, 2003			Nine months ended September 30, 2004 compared to the Nine months ended September 30, 2003
	Increase/(Decrease) due to			Increase/(Decrease) due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:
Investment securities	$773	$1,042	$(269)	$818	$2,603	$(1,785)
Federal funds sold and other	53	20	33	166	173	(7)
Total loans and fees	1,756	3,376	(1,620)	8,047	12,745	(4,698)
Net change in interest income	2,582	4,438	(1,856)	9,031	15,521	(6,490)
Interest expense:
Transaction accounts	118	115	3	161	383	(222)
Money market accounts	243	40	203	681	410	271
Individual retirement accounts	30	46	(16)	43	122	(79)
Certificates of deposit and other time deposits	(25)	132	(157)	(680)	177	(857)
Brokered deposits	128	75	53	332	8	324
Repurchase agreements and other short-term borrowings	674	414	260	1,064	963	101
Federal Home Loan Bank borrowings	317	349	(32)	1,731	2,337	(606)
Net change in interest expense	1,485	1,171	314	3,332	4,400	(1,068)
Increase in net interest income	$1,097	$3,267	$(2,170)	$5,699	$11,121	$(5,422)

Non interest Income

Non interest income declined 6% for the third quarter ended September 30, 2004 compared to the same period in 2003.  The decrease was driven by the decline in mortgage banking income and title insurance commissions, which closely correlates with mortgage origination volume.  These declines were partially offset by increases in both service charges on deposit accounts and debit card interchange income.

Non interest income declined 21% for the first nine months of 2004 compared to the same period in 2003.  As with the third quarter of 2004, the decrease was related to the decline in mortgage banking income and title insurance commissions.  The year to date decline was partially offset by increases in service charges on deposit accounts, debit card interchange income and ERC fees.

Service charges on deposit accounts increased 42% during the third quarter compared to the same period in 2003.  The increase was due primarily to growth in the Company’s checking account base supported by the Company’s “Overdraft Honor” program, which permits selected clients to overdraft their accounts up to $500 for the Company’s customary fee.  Total overdraft fees increased $521,000 or 24% while the total number of accounts eligible for the “Overdraft Honor” program increased to 48,000 from 41,000 at September 30, 2003.

Service charges on deposit accounts increased 36% during the first nine months of 2004 compared to the same period in 2003. Total overdraft fees increased $1.4 million or 23% for the first nine months of the year.  The increase in service charges on deposit accounts for the year was for the same reasons described in the preceding paragraph.

ERC fees increased $1.3 million during the first nine months of 2004 compared to the same period in the prior year. The increase was due primarily to a substantial increase in overall ERC volume attributed to successful program marketing efforts in the second half of 2003.  The majority of these fees are received during the first quarter of the calendar year.

Mortgage banking income includes net gain on sale of loans, loan servicing income and amortization of Mortgage Servicing Rights (“MSRs”).  Mortgage banking income decreased $810,000 during the quarter ended September 30, 2004 compared to the same period in 2003.  The decrease was primarily due to a $1.3 million decline in net gain on sale of loans.  The reduction in gain on sale of loans resulted from a substantial decline in mortgage origination volume of 15 and 30 year fixed rate residential real estate loans from the strong levels attained by the Company in the third quarter of 2003.  The higher volume of originations during the prior year resulted from aggressive marketing of the Company’s “$999” closing cost loan product and sustained consumer demand for fixed rate, first mortgage residential real estate loan products due to historically low market interest rates during that period.  This demand began to decline substantially during the third quarter of 2003, reaching and sustaining lower levels during the first nine months of 2004.

Mortgage banking income decreased $8.4 million during the first nine months of 2004 compared to the same period in 2003.  The decrease resulted from a $9.8 million decline in net gain on sale of loans resulting from the lower volume of loans sold into the secondary market compared to the record volume attained during the first nine months of 2003.

Title insurance commissions decreased $536,000 and $1.1 million during the third quarter of 2004 and first nine months of 2004 compared to the same periods in 2003 due primarily to the decline in mortgage origination volume.

Non interest Expenses

Non interest expenses increased $369,000 or 2% during the quarter ended September 30, 2004 compared to the same period in 2003.  The Company continued its extensive focus on controlling non interest expenses during the third quarter of 2004.

Salaries and employee benefits increased $485,000 for the third quarter of 2004 compared to the same period in 2003.  Included within the salaries and employee benefits category is the Company’s deferral for direct expenses on origination of loans.  Republic’s deferral decreased $597,000 for the third quarter of 2004 compared to the third quarter of 2003 due to a reduction in the volume of new mortgage loans originated.  The Company’s number of full-time equivalent employees (“FTE’s”) decreased to 587 at September 30, 2004 from 638 at September 30, 2003.  For the first nine months of 2004, total salaries and employee benefits increased $1.9 million.  The deferral for the first nine months of 2004 decreased $1.4 million compared to the first nine months of 2003 due to a reduction of new loan originations.

Occupancy and equipment increased for both the three and nine month periods due primarily to costs associated with the new banking centers opened during the latter half of 2003 and first half of 2004.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

Securities available for sale and securities to be held to maturity

Securities available for sale primarily consists of U.S. Treasury and U.S. Government Agency obligations, including agency mortgage backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”).  The MBSs consist of 15-year fixed, 7-year balloons, 5-year balloons, as well as other adjustable rate mortgage securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”).  CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly.  Securities available for sale increased from $296 million at December 31, 2003 to $351 million at September 30, 2004. Securities to be held to maturity consist primarily of floating rate CMOs and decreased from $115 million at December 31, 2003 to $90 million at September 30, 2004.  In addition to economic and market conditions, the overall management strategy of the investment portfolio is determined by, among other factors, loan demand, deposit mix, liquidity and collateral needs, the Company’s interest rate risk position and the overall structure of the balance sheet.   During the first nine months of 2004, Republic purchased $2.9 billion in securities and had maturities of $2.8 billion.  Approximately $2.7 billion of the securities purchased were agency discount notes, which the Company utilized primarily for collateral purposes.  The yield on these discount notes was 1.05% with an average term of 6 days.

Loans

Net loans, primarily consisting of secured real estate loans, increased by $151 million to $1.7 billion at September 30, 2004.  This growth was primarily attributable to a $66 million increase in residential real estate loans, a $48 million increase in home equity loans and a $37 million increase in commercial real estate loans during the first nine months of 2004.

Republic experienced steady growth in its residential real estate adjustable rate mortgage loan portfolios.  The $66 million increase in this category resulted primarily from the promotion of these products through reduced closing costs to the client.  Republic offered closing costs as low as $499 on many of its adjustable rate products during the first nine months of 2004.  With reduced closing costs and lower interest rates, these loans compared favorably to longer-term, fixed rate secondary market products.  Management anticipates continuing to offer residential real estate products with promotional closing costs during the fourth quarter of 2004, which could heavily impact origination volume.

Home equity loans, substantially all with loan to values of 100% or less, increased from $215 million at December 31, 2003 to $263 million at September 30, 2004.  The rise in home equity loans was primarily the result of the Company’s promotional product, which has a zero percent interest rate for the first three months of the loan.  Management anticipates continuing to offer promotional rate home equity loans during the fourth quarter of 2004, but will reassess the program if there is an increase in short-term interest rates by the Federal Reserve Bank.  At September 30, 2004, Republic clients had $220 million of home equity line balances available for funding.

Allowance and Provision for Loan Losses

The total allowance for loan losses decreased $424,000 from December 31, 2003 to $13.5 million at September 30, 2004. Management believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2004.

Republic recorded a negative provision for loan losses of $127,000 during the third quarter of 2004 due primarily to low levels of charge-off activity, lower delinquency trends in the portfolio and further improvement in overall asset quality.   The Company’s year to date provision for loan losses decreased from $6.4 million for the first nine months of 2003 to $1.5 million for the same period in 2004.  Included in the provision for loan losses was $1.7 million for RALs during the first nine months of 2004 compared to $1.9 million for the first nine months of 2003.  The overall decrease in the provision for the first nine months of 2004, exclusive of RALs, was primarily due to continued low levels of charge-offs, lower delinquency trends in the portfolio and an improvement in overall asset quality.

Table 4 - Summary of Loan Loss Experience

	Three months ended September 30		Nine months ended September 30
(dollars in thousands)	2004	2003	2004	2003
Allowance for loan losses at beginning of period	$13,530	$12,668	$13,959	$10,148

Charge offs:
Real estate:
Residential	(71)	(131)	(192)	(563)
Commercial	—	(18)	(4)	(1,223)
Construction	—	—	—	(135)
Commercial	—	(43)	(8)	(50)
Consumer	(233)	(336)	(662)	(727)
Home equity	(108)	(36)	(115)	(39)
Tax refund loans	(2)	—	(3,403)	(2,300)
Total	(414)	(564)	(4,384)	(5,037)
Recoveries:
Real estate:
Residential	11	228	114	281
Commercial	203	1,009	281	1,068
Construction	35	—	35	—
Commercial	6	8	34	63
Consumer	78	98	277	263
Home equity	6	10	48	26
Tax refund loans	207	—	1,696	450
Total	546	1,353	2,485	2,151
Net loan (charge offs) / recoveries	132	789	(1,899)	(2,886)
Provision for loan losses	(127)	223	1,475	6,418
Allowance for loan losses at end of period	$13,535	$13,680	$13,535	$13,680

Deposits

Total deposits increased $104 million from December 31, 2003 to September 30, 2004 to $1.4 billion. Interest-bearing deposits increased $32 million while non interest-bearing deposits increased $72 million from December 31, 2003 to September 30, 2004.

The increase in non interest-bearing accounts relates primarily to growth in escrow, retail and commercial transaction accounts across the Company’s retail banking center network.  Interest bearing accounts experienced changes across several different product lines.  Increases were recorded in demand accounts, money market accounts and certificates of deposit.  These increases were partially offset by a decline in internet money market accounts and brokered deposits.

Demand accounts increased $19 million primarily from promotion of the Company’s “High Interest Checking” product.  Through much of 2004, this product offered a premium rate of interest with balances growing as high as $293 million.   When the Federal Reserve Bank began raising short-term interest rates late in the second quarter, however, management began moderating the rate on this account closer to market levels.  As a result, the balances in this account type began to decline in the third quarter.  Management anticipates a strategy that includes continued moderation of the rate paid on this account type during the fourth quarter unless additional funds are needed to meet loan demand or for liquidity purposes.

Money market accounts, excluding internet money market accounts, increased $55 million for the first nine months of 2004.  The increase in money market accounts was primarily the result of growth in the Company’s Premier First account. Premier First accounts are Commercial Cash Management’s primary product offering for medium to large business relationships.  A dedicated force of six full-time sales associates promotes this product for the Company.

Internet money market accounts declined $39 million and brokered deposits declined $19 million for the first nine months of 2004.  Both Internet money market accounts and brokered deposits were utilized in the first quarter of 2004 as a funding mechanism for RALs.  The Internet money market accounts were accumulated beginning in the third quarter of 2003.  Pricing on the product was moderated in February 2004, when funding was no longer needed to fund RALs.  Since the pricing was moderated in February 2004, these accounts have decreased $43 million.   The Company acquired its brokered deposits beginning in the fourth quarter of 2003.  Because the funding needs for RALs are short-term in nature, a substantial portion of these brokered deposits had maturities of 3 months.

Total certificates of deposit increased $6 million during the first nine months of 2004.  The Company began offering more competitive pricing on its traditional CD products as their rates became more favorable compared to Federal Home Loan Bank borrowings.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings increased $98 million during the first nine months of 2004. The majority of this increase was related to two large cash management accounts with average balances of approximately $90 million that the Company opened during 2004.

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

Table 5 - Non-Performing Assets

(dollars in thousands)	September 30, 2004	December 31, 2003

Loans on non-accrual status(1)	$8,046	$12,466
Loans past due 90 days or more	486	473
Total non-performing loans	8,532	12,939
Other real estate owned	223	—
Total non-performing assets	$8,755	$12,939
Percentage of non-performing loans to total loans	0.49%	0.82%
Percentage of non-performing assets to total assets	0.37	0.61

(1)       Loans on non-accrual status include impaired loans.

Total non-performing loans decreased to 0.49% at September 30, 2004, down from 0.82% at December 31, 2003, while the total balance of non-performing loans decreased by $4.4 million for the same period.   The decrease in the non-performing loans category was primarily related to three large commercial real estate relationships totaling $3 million that paid off or paid down during 2004.

Republic defines impaired loans to be those commercial real estate loans that management has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans, which are a component of loans on non-accrual status, decreased from $6.2 million at December 31, 2003 to $5.4 million at September 30, 2004.  The impaired balance remained attributable to three commercial real estate lending relationships.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities.  Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale.  Republic’s banking centers and its Internet site, republicbank.com, also provide access to retail deposit markets.  These retail deposits, if offered at attractive rates, have historically been a source of additional funding when needed.  The Company utilized brokered deposits during 2003 and the first nine months of 2004 as an additional funding source for RALs and in part to fund loan growth.

Traditionally, the Company has also utilized borrowings from the FHLB to supplement its funding requirements.  On September 30, 2004, the Company had capacity with the FHLB to borrow an additional $149 million.  Republic also utilizes unsecured line of credit facilities through various financial institutions in order to meet liquidity needs. The purpose of these lines of credit is to provide short term working capital to the Holding Company and its subsidiaries, if necessary.   At September 30, 2004 the Company had $135 million available through various third party sources.  In the short term, management anticipates the cost of borrowing under the line of credit will be lower than the cost of accessing the capital markets to issue additional common stock.

Liquidity at the Holding Company level should also be considered separately from the consolidated liquidity since there are restrictions on the ability of the banking affiliates to distribute funds to the Holding Company. The Holding Company is defined as the Company on an unconsolidated basis. The Holding Company’s primary sources of funds are dividends and distributions from its subsidiaries, proceeds from the issuance of its common stock, and access to the capital markets.

CAPITAL

Total stockholders’ equity increased from $169 million at December 31, 2003 to $191 million at September 30, 2004. The increase in stockholders’ equity was primarily attributable to net income earned during the first nine months of 2004 and exercises of Company stock options.

Prior to 2000, Republic’s board of directors approved a Class A Common Stock repurchase program of 525,000 shares.  In March 2003, the Company’s board of directors authorized management to purchase an additional 262,500 shares bringing the total shares authorized for purchase to 787,500. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s board of directors terminate the program. Republic repurchased 16,700 shares during the first nine months of 2004 and 10,900 during the third quarter of 2004.  Through September 30, 2004, Republic has purchased 537,288 shares with a weighted-average cost of $10.14 and a total cost of $5.4 million.  All amounts above have been adjusted to reflect the five percent (5%) stock dividend that was declared in the first quarter of 2004.

Regulatory Capital Requirements – The Holding Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Republic’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Holding Company and each of the Banks must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Holding Company and each Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  As of September 30, 2004, the Holding Company, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana met all capital adequacy requirements.

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

In March 2004, the Company received final regulatory approval to execute an intragroup trust preferred transaction, which will provide Republic Bank & Trust Company access to additional capital markets, if needed, in the future.  On a consolidated basis, this transaction has had no impact to the capital levels and ratios of the total Company.  The subordinated debentures held by Republic Bank & Trust Company as a result of this transaction, however, are treated as Tier 2 capital based on requirements administered by the federal banking agencies.  If Republic Bank & Trust Company’s Tier I capital ratios do not meet the minimum requirement to be well capitalized, the Company can immediately modify the transaction in order to maintain its well capitalized status.

Table 6 - Capital Ratios

					Minimum
			Minimum		Requirement
			Requirement		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
			Actual Purposes		Action Provisions
As of September 30, 2004 (dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$204,190	13.22%	$123,567	8.00%	$154,459	10.00%
Republic Bank & Trust Co.	191,876	12.72	120,685	8.00	150,856	10.00
Republic Bank & Trust Co. of Indiana	6,085	16.89	2,883	8.00	3,603	10.00

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	190,655	12.34	61,784	4.00	92,676	6.00
Republic Bank & Trust Co.	155,309	10.30	60,342	4.00	90,513	6.00
Republic Bank & Trust Co. of Indiana	5,667	15.73	1,441	4.00	2,162	6.00

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	190,655	8.28	92,142	4.00	115,177	5.00
Republic Bank & Trust Co.	155,309	6.84	90,873	4.00	113,591	5.00
Republic Bank & Trust Co. of Indiana	5,667	11.64	1,947	4.00	2,433	5.00

Dividend Limitations – Kentucky banking laws limit the amount of dividends that may be paid to the Holding Company by Republic Bank & Trust Company without prior approval of the Kentucky Department of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At September 30, 2004, Republic Bank & Trust Company had $33 million of retained earnings, subject to capital requirements, that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval.

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

The following table illustrates Republic’s estimated annualized earnings sensitivity profile based on the asset/liability model for as of September 30, 2004 and December 31, 2003:

Table 7 – Interest Rate Sensitivity

	Decrease in Rates			Increase in Rates
September 30, 2004 (dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$224	$235	$565	$895	$1,288
Investments	12,687	14,104	16,515	18,595	20,677
Loans, excluding fees	94,450	98,621	104,244	109,885	115,401
Total interest income	107,361	112,960	121,324	129,375	137,366

Projected interest expense:
Deposits	18,526	20,115	24,716	30,919	37,213
Securities sold under agreements to repurchase	3,046	3,501	6,770	10,560	14,346
Federal Home Loan Bank borrowings	16,130	16,281	16,373	16,421	16,933
Total interest expense	37,702	39,897	47,859	57,900	68,492
Net interest income	$69,659	$73,063	$73,465	$71,475	$68,874
Change from base	$(3,806)	$(402)		$(1,990)	$(4,591)
% Change from base	(5.18)%	(0.55)%		(2.71)%	(6.25)%

	Decrease in Rates			Increase in Rates
December 31, 2003 (dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$103	$70	$92	$941	$1,303
Investments	6,420	7,129	10,487	12,920	15,224
Loans, excluding fees	86,782	90,649	94,814	100,166	105,724
Total interest income	93,305	97,848	105,393	114,027	122,251

Projected interest expense:
Deposits	17,541	18,867	22,555	29,284	35,970
Securities sold under agreements to repurchase	1,018	1,368	2,503	5,057	7,607
Federal Home Loan Bank borrowings	16,673	16,714	16,795	16,749	17,214
Total interest expense	35,232	36,949	41,853	51,090	60,791
Net interest income	$58,073	$60,899	$63,540	$62,937	$61,460
Change from base	$(5,467)	$(2,641)		$(603)	$(2,080)
% Change from base	(8.60)%	(4.16)%		(0.95)%	(3.27)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 27, 2004, certain Deferred Deposit customers (the “Plaintiffs”) filed suit in North Carolina requesting certification as a Class Action, seeking to enjoin one of the Company’s Marketer/Servicers from continuing to market and service deferred deposit transactions in the state of North Carolina. Other Marketer/Servicers, with whom the Company has no contractual agreement with, were also named as Defendants in separate lawsuits. The state court suit alleges that the Company’s Marketer/Servicer is not authorized to engage in payday lending operations, that it is operating in violation of several consumer protection statutes and other state law violations.  The Plaintiffs seek a Declaratory Judgment that the Company’s Marketer/Servicer is unlawfully operating in North Carolina, and the Plaintiffs are seeking an injunction barring further alleged violations and an unspecified award of money damages.  The Complaint specifies that the Plaintiffs do not assert claims against any bank.   The Company believes that the allegations as to its Marketer/Servicer are without merit and intends to vigorously support its Marketer/Servicer in its defense of the litigation.  In this regard, the Company filed a Petition for Declaratory Judgment, Order Directing Arbitration, and Injunctive Relief on September 24, 2004 in the United States District Court, Eastern District of North Carolina, Southern Division. The petition seeks to require the Plaintiffs in the North Carolina state court action to submit to arbitration and, also seeks an injunction enjoining the Plaintiffs from seeking to adjudicate any dispute in any non-arbitral forum except a small claims tribunal with jurisdiction. If the Plaintiffs were to prevail in their state court action against the Company’s North Carolina Marketer/Servicer, the Company would not be able to continue its deferred deposit business in the State of North Carolina.

A competing RAL financial institution is currently defending two lawsuits in the state of California relating to the cross-collection provision contained in its RAL contracts with customers. Both lawsuits purport to be class actions and the Plaintiffs are seeking restitution under the California Unfair Competition Act.  Both lawsuits pose a serious challenge to the competing financial institution’s practice of cross-collection of delinquent RAL loans. These suits, if successful, could likely be expanded to include other financial institutions, including the Company.  Additionally, the Company and other RAL financial institutions have been brought into the two California state court actions as a cross-defendant as the competing RAL financial institution is asserting that the Company may be subject to a claim of indemnity under the Company’s cross-collection agreement with the Defendant.  The indemnity claim is expressly limited to the RAL products that were cross-collected for the benefit of the Company.  The Company intends to vigorously defend against this claim.  The outcome of the litigation against the competing RAL lender and that Lender’s subsequent claim for indemnity against the Company are not currently discernable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Details of Republic’s common stock repurchases during the third quarter of 2004 are included in the following table:

(In thousands, except per share data)

2004 period	Total number of shares purchased	Average price paid per share	Total shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or programs
July 1 – July 31	10,900	$18.23	10,900	250,212
August 1 – August 30	—	—	—	250,212
Sept 1 – Sept 30	—	—	—	250,212
Total	10,900	$18.23	10,900	250,212

Prior to 2000, Republic’s board of directors approved a Class A Common Stock repurchase program of 525,000 shares.  In March 2003, the Company’s board of directors authorized management to purchase an additional 262,500 shares bringing the total shares authorized for purchase to 787,500. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s board of directors terminate the program. Republic repurchased 16,700 shares during the first nine months of 2004 and 10,900 during the third quarter of 2004.  Through September 30, 2004, Republic has purchased 537,288 shares with a weighted-average cost of $10.14 and a total cost of $5.4 million.  All amounts above have been adjusted to reflect the five percent (5%) stock dividend that was declared in the first quarter of 2004.

During the first nine months of 2004, Republic issued 1,437 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock.  The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

ITEM 5.  OTHER INFORMATION

There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the disclosure provided in Republic’s Proxy Statement filed March 2, 2004.

ITEM 6.  EXHIBITS

Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	1995 Stock Option Plan (as amended to date)

10.2	Form of Stock Option Agreement for Directors and Executive Officers

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Republic Bancorp, Inc.
(Registrant)

Principal Executive Officer:

Date:	November 8, 2004	/s/ Steven E. Trager
Steven E. Trager
President & Chief Executive Officer

Principal Financial Officer:

Date:	November 8, 2004	/s/ Kevin Sipes
Kevin Sipes
Executive Vice President, Chief Financial Officer & Chief Accounting Officer