Form 10-K
period 2004-12-31
REPUBLIC BANCORP INC /KY/
filed 2005-03-16
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ESCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number: 0-24649

REPUBLIC BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-0862051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West Market Street, Louisville, Kentucky	40202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 584-3600

Securities  registered  pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes  ☒   No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $158,139,050 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of March 1, 2005 was 16,744,879 and 2,149,460. All share and per share data has been restated to reflect the five percent (5%) stock dividend that was declared in the first quarter of 2004 and the five percent (5%) stock dividend that was declared in January 2005.

Documents Incorporated by Reference

Portions of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 14, 2005 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I
Item 1.	Business.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management.
Item 13.	Certain Relationships and Related Transactions.
Item 14.	Principal Accounting Fees and Services.

PART IV
Item 15.	Exhibits and Financial Statement Schedules.
SIGNATURES
EX-10.26	Marketing and Servicing Agreement between Republic Bank & Trust Company and Advance America Servicing of Texas, LP
EX-10.27	Marketing and Servicing Agreement between Republic Bank & Trust Company and Advance America, Cash Advance Centers of North Carolina, Inc.
EX-10.28	Marketing and Servicing Agreement between Republic Bank & Trust Company and ACE Cash Express, Inc.
EX-21	Subsidiaries of Republic Bancorp, Inc.
EX-23	Consent of Crowe Chizek and Company LLC
EX-31.1	Rule 13a-14(a) Certification of Principal Executive Officer
EX-31.2	Rule 13a-14(a) Certification of Principal Financial Officer
EX-32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350
EX-32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of Republic Bancorp, Inc. that are considered “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements are principally, but not exclusively, contained in Item 1: “Business” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of the allowance for loan losses.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining  regulatory approvals when required, as well as, other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission (“SEC”).  Forward-looking statements and factors that may cause actual results to differ materially are also discussed at the beginning of Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Broadly speaking, forward-looking statements include:

•                  projections of Republic Bancorp, Inc.’s revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

•                  descriptions of plans or objectives of Republic Bancorp Inc.’s management for future operations, products or services;

•                  forecasts of Republic Bancorp, Inc.’s future economic performance; and

•                  descriptions of assumptions underlying or relating to any of the foregoing.

Republic Bancorp, Inc. may make forward-looking statements discussing management’s expectations about:

•                  future credit losses and non performing assets;

•                  the future value of mortgage servicing rights;

•                  the impact of new accounting standards;

•                  future short-term and long-term interest rate levels and their impact on Republic Bancorp, Inc.’s net interest margin, net income, liquidity and capital; and

•                  future capital expenditures.

Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions.  Do not rely on forward-looking statements.  Forward-looking statements detail management’s expectations about the future and are not guarantees.  Forward-looking statements are assumptions based on information known to management only as of the date they are made and management may not update them to reflect changes that occur after the date the statements are made.

Please Note:

As used in this report, the terms  “Republic”, the “Company”,  “we”, “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana.

PART I

Item 1. Business.

Republic Bancorp, Inc. (“Republic” or the “Company”) is a financial holding company, under the Bank Holding Company Act of 1956, as amended (“BHCA”), headquartered in Louisville, Kentucky.  Republic’s principal subsidiaries are Republic Bank & Trust Company, a Kentucky banking corporation, and Republic Bank & Trust Company of Indiana, an Indiana banking corporation (collectively, the “Bank”), Republic Funding Company and Republic Invest Co. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The wholly owned subsidiaries of Republic Bank & Trust Company include Republic Financial Services, LLC and Republic Insurance Agency, LLC. Incorporated in Kentucky on January 2, 1974, Republic became a bank holding company when Republic Bank & Trust Company became authorized to conduct commercial banking business in Kentucky in 1981.

The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the operations of the Bank.  At December 31, 2004, Republic had total assets of $2.5 billion, total deposits of $1.4 billion and total stockholders’ equity of $196 million.  Based on total assets as of December 31, 2004, Republic ranked as the second largest bank holding company headquartered in the state of Kentucky.   The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600.  The Company’s website address is www. republicbank.com.

WEBSITE ACCESS TO REPORTS

The Company makes the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 available free of charge on or through the Internet website, www.republicbank.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

General Business Overview

The Company is divided into four segments.  Total assets and net income for the most recent calendar year is provided below:

As of December 31, 2004 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net Income	$19,159	$5,529	$774	$7,039	$32,501
Total Assets	2,430,797	2,012	16,496	49,617	2,498,922

Additional information about Republic’s business segments may be found under Note 20 in Item 8. “Financial Statements and Supplementary Data” and under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Banking

As of December 31, 2004, Republic had a total of 31 banking centers in Kentucky and two in southern Indiana.  Republic’s primary market areas are located in metropolitan Louisville, central Kentucky and southern Indiana.  Louisville, the largest city in Kentucky, is the location of Republic’s headquarters and the location of 19 banking centers at December 31, 2004.  At December 31, 2004, Republic’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (2); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro  (1); and Shelbyville (1).  Republic Bank & Trust Company of Indiana has banking centers located in New Albany and Jeffersonville, Indiana.  At December 31, 2004, Republic also had one loan production office (“Republic Finance”) located in Louisville, Kentucky that operates as a division of the Bank.  Republic Finance offers an array of loan products to individuals who do not qualify under the Bank’s standard underwriting guidelines.

Republic has developed a community banking network, with most of its banking centers located either in separate communities or portions of urban areas that represent distinct communities. Each of Republic’s banking centers is managed by one or more officers with the authority to make loan decisions within Bank mandated policies and guidelines.

Republic continues to seek and evaluate additional expansion opportunities, either through the establishment of de novo banking centers and/or through acquisitions of existing institutions in the financial services industry. The Company intends to continue to consider various strategic acquisitions of banks, banking assets or financial services entities related to banking in those geographical areas that management believes would complement and increase Republic’s existing business lines, or expansion in new market areas or product lines that management determines would be in the best interest of the Company and its shareholders.

Banking related operating revenues are derived primarily from interest earned from the Bank’s loan and investment securities portfolios and fee income from loan, deposit and other banking products.  The Company has historically extended credit and provided general banking services through its banking center network to individuals, professionals and businesses.  Over the past several years, the Company has begun to seek new lines of business to diversify its asset mix and further enhance its profitability. The Company principally markets its products and services through the following delivery channels:

Mortgage Lending – The Company utilizes its banking centers to offer a complete line of single family residential mortgage products.  The Company generally retains adjustable rate mortgage loans with fixed terms up to ten years. Prior to 2002, the Company typically sold its longer term fixed rate loans into the secondary market, however, during 2002 and 2003 Republic elected to retain $240 million of 15 and 20-year fixed rate loans as part of a specific retention program.  Once closed, secondary market loans are sold without recourse to institutional investors.  Generally, fixed rate loans in process, or held for sale, are covered by forward commitments to these investors, thus moderating Republic’s interest rate risk.

During 2002, Republic began retaining servicing on the majority of its 15, 20 and 30-year fixed rate loans sold into the secondary market.  When administering loans with the servicing retained, the responsibility of collecting principal and interest payments, escrowing for taxes and insurance and remitting payments to the secondary market investors remains with Republic.  A fee is received by Republic for performing these standard loan servicing functions.

Commercial Lending – Commercial loans are primarily real estate secured and are generated through banking centers in the Company’s market areas.  The Company makes commercial loans to a variety of industries and intends to expand this business through focused calling programs that seek to broaden relationships by providing commercial clients with loan, deposit and cash management services.

Preferred Client Services – Republic has established relationships with the medical communities in its primary markets.  Special loan and deposit products have been tailored to meet the needs and attract the business of physicians and their practices.

Consumer Lending – Traditional consumer loans made by the Company include home improvement and home equity loans, automobile loans, operating lines of credit and personal loans (both secured and unsecured).  With the exception of home equity loans, which are actively marketed in conjunction with single family first lien mortgage loans, traditional consumer loan products are not actively promoted in Republic’s markets.

Cash Management Services – Republic provides various depository products catered to businesses located throughout its market areas. Lockbox processing, business online banking, account reconciliation and Automated Clearing House (“ACH”) processing are just a few of the services offered to businesses through the Cash Management department.  The ‘Premier First’ product represents the Company’s premium money market sweep account designed for business accounts.

Internet Banking – Republic continues to expand its market penetration and service delivery by offering clients Internet banking services through its Internet site www.republicbank.com. Approximately 38% of the Bank’s existing checking account clients utilize Republic’s Internet banking services as of December 31, 2004.  Republicbank.com is also available to clients outside of Kentucky and has accounted for nearly $70 million in deposits from 47 states and the District of Columbia as of December 31, 2004.

Other Banking Services – The Bank also provides trust services and engages in life and long- term care insurance and title insurance sales, item processing and other related financial institution lines of business.  At December 31, 2004, Republic had approximately $65 million in trust assets under management with an additional $1.5 billion in trust assets under custody.

Tax Refund Solutions (formerly known as “Refunds Now”)

Republic Bank & Trust Company is one of a limited number of financial institutions which facilitate the payment of federal and state tax refunds through tax preparers located throughout the United States.  The Company facilitates the payment of these tax refunds through three primary products.  For those taxpayers who apply and qualify, the Company will originate a Refund Anticipation Loan (“RAL”) up to $5,000.  RALs are repaid when the taxpayer’s refunds are electronically received by the Company from the government.  For those taxpayers who do not qualify for a RAL and wish to receive their funds electronically via an ACH, the Company will provide an Electronic Refund Check (“ERC”) or an Electronic Refund Deposit (“ERD”) to the taxpayer. An ERC/ERD is issued to the taxpayer after the Company has received the tax refund from the respective federal or state  government.

Mortgage Banking

Mortgage banking activities primarily include 15, 20 and 30-year fixed rate real estate originations and servicing. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.

Deferred Deposits

Deferred deposits are transactions whereby customers receive cash advances in exchange for a check for the advanced amount plus a fixed fee (commonly referred to as a “payday loan” or “payday lending”). Republic agrees to delay presentment of the check for payment until the advance due date, typically 14 to 30 days from the cash advance date.  On or before the advance due date, the customer can redeem their check in cash for the amount of the advance plus the fee.  If the customer does not reclaim the check in cash by the advance due date, the check is deposited. These transactions are recorded as loans on the Company’s financial statements and the corresponding fees are recorded as a component of interest income on loans.  (See additional discussion about this product under the section titled “Company Factors”.)

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond our control, which may significantly change the results or expectations of the Company.  Some of these factors are described below; however, many are described in the sections that follow. Any factor described in this Form-10K or in the Company’s 2004 Annual Report to Shareholders could, by itself or with other factors, adversely affect our business, results of operations or financial condition.  There may also be other factors not described in this Form 10-K or in the 2004 Annual Report to Shareholders which could cause our expectations to differ or could produce significantly different results.

Industry Factors

General business and economic conditions can significantly impact the Company’s earnings.  General business and economic conditions in the United States and abroad can impact the Company.  Conditions include short-term and long-term interest rates, inflation, monetary supply and fluctuations in both debt and equity markets and the federal and state economies in which we operate.

The Company is significantly impacted by the regulatory, fiscal and monetary policies of federal and state governments.  The Board of Governors of the Federal Reserve Bank regulates the supply of money and credit in the United States.  Its policies determine, in large part, our cost of funds for lending and investing and the return we earn on those loans and investments, all of which impact our net interest margin.  Its policies can materially affect the value of our financial instruments and earnings and can also affect our borrowers and their ability to repay their outstanding loans.

The Company and the Bank are heavily regulated at both federal and state levels.  This regulatory oversight is primarily intended to protect depositors, the federal deposit insurance funds and the banking system as a whole, not the shareholders of the Company.  Changes in policies, regulations and statutes could significantly impact the earnings or products of Republic. Also, failure to comply with laws, regulations or policies could result in significant penalties or sanctions by regulatory agencies.

Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non banking activities, the level of reserves against deposits and restrictions on dividend payments.  Various federal and state regulatory agencies possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulations, and the Federal Reserve Bank possesses similar powers with respect to bank holding companies.  These and other restrictions limit the manner in which Republic conducts its business.

Republic is subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our financial condition may be adversely effected.  Under regulatory capital adequacy guidelines and other regulatory requirements, Republic and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to qualitative judgements by regulators about components, risk weightings and other factors.  If Republic fails to meet these minimum capital guidelines and other regulatory requirements, Republic’s financial condition would be materially and adversely affected.  Republic’s failure to maintain the status of  “well capitalized” under our regulatory framework or “well managed” under regulatory exam procedures could compromise our status as a financial holding company and related eligibility for a streamlined review process for acquisition proposals and limit financial product diversification.

Republic’s industry is highly competitive.  The Company operates in a highly competitive industry that could become even more competitive as a result of legislation, regulatory and technological changes, new market entries and acquisition activity.  Many of our competitors have fewer regulatory constraints and some have lower cost structures.

The Company relies on the accuracy and completeness of information provided by vendors, customers and other counterparties.  In deciding whether to extend credit or enter into transactions with other parties, the Company relies on information furnished by or on behalf of customers or entities related to that customer.  Our financial condition and earnings could be negatively impacted to the extent the Company inadvertently relies on information that is false, misleading or inaccurate.

Defaults in the repayment of loans may negatively impact our business.  A borrower’s default on their obligations of one or more of their loans may result in lost principal and interest income and increased operating expenses as a result of the increased allocation of management time and resources to the collection and work out of the loans.  In certain situations where collection efforts are unsuccessful or acceptable work out arrangements cannot be reached, the Company may have to write off the loan in part or in whole.  In such situations, the Company may acquire any real estate or other assets, if any, which secures the loan through foreclosure or other similar available remedies.  In such cases, the amount owed under the defaulted loan often exceeds the value of the assets acquired.

Fluctuations in interest rates may negatively impact our banking business.  Republic’s core source of income from operations consists of net interest income, which is equal to the difference between interest income received on interest-earning assets (usually loans and investment securities) and the interest expenses incurred in connection with interest-bearing liabilities (usually deposits and borrowings).  These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities.  Republic’s net interest income can be affected significantly by changes in market interest rates.  Changes in relative interest rates may reduce Republic’s net interest income as the difference between interest income and interest expense decreases.  As a result, Republic has adopted asset and liability management policies to minimize potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources.  However, even with these policies in place, a change in interest rates could negatively impact our results from operations or financial position.

An increase in interest rates could also have a negative impact on Republic’s results of operations by reducing the ability of our clients to repay their outstanding loans, which could not only result in increased loan defaults, foreclosures and charge offs but also may likely necessitate further increases to Republic’s allowance for loan losses.

Prepayment of loans may negatively impact Republic’s business.  Generally, our clients may prepay the principal amount of their outstanding loans at any time.  The speed at which such prepayments occur, as well as the size of such prepayments, are within our clients’ discretion.  If clients prepay the principal amount of their loans, and we are unable to lend those funds to other clients or invest the funds at the same or higher interest rates, Republic’s interest income will be reduced.  A significant reduction in interest income could have a negative impact on Republic’s results of operations and financial condition.

Company Factors

The Parent Company relies on dividends from its subsidiaries for substantially all of its revenue.  Republic Bancorp, Inc. is a separate legal entity from its subsidiaries and it receives substantially all of its cash from dividends from its largest subsidiary, Republic Bank & Trust Company.  Various federal and state laws and regulations limit the amount of dividends that may be paid to the Parent Company.

The Company’s accounting policies and estimates are critical components of the Company’s presentment of its financial statements. Our management must exercise judgment in selecting and adopting various accounting policies and in applying estimates.  Actual outcomes may be materially different than amounts previously estimated.  Management has identified two accounting policies as being critical to the presentation of the Company’s financial statements.  These policies relate to the allowance for loan losses and the valuation of mortgage servicing rights. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion regarding these accounting policies. Because of the inherent uncertainty of estimates, we cannot provide any assurance that the Company will not significantly increase its allowance for loan losses if actual losses are more than the amount reserved or recognize a significant provision for impairment of its mortgage servicing rights.

The Company has lines of business and products not typically associated with traditional banking.  In addition to traditional banking products, i.e. customer loans and deposits, the Company provides RALs, ERCs, mortgage banking products, “Overdraft Honor” deposit accounts and deferred deposits.  Management believes diverse product offerings mitigate the Company’s exposure to significant downturns in any one segment of the banking industry; however, non traditional banking products also expose the Company’s earnings to additional risks and uncertainties.  The following details specific risk factors related to Republic’s lines of business:

•                  RALs represent a significant business risk, and if the Company terminated the business it would materially impact the earnings of the Company. Tax Refund Solutions offers bank products to facilitate the payment of tax refunds for customers that electronically file their tax returns across the country. The Company is one of only a few financial institutions in the United States that provides this service to taxpayers.  Under this program, the taxpayer may receive a RAL or an ERC.  In return, the Company charges a fee for the service.  There is credit risk associated with a RAL because the money is disbursed to the client before the Company receives the client’s refund from the Internal Revenue Service (“IRS”).  There is minimal credit risk with an ERC because the Company does not disburse the funds to the client until the Company has received the refund from the IRS.

Various consumer groups have, from time to time, questioned the fairness of the Tax Refund Solutions program and have accused this industry of charging excessive rates of interest via the fee and engaging in predatory lending practices.  Consumer groups have also claimed that customers are not adequately advised that a RAL is a loan product and that alternative, less expensive means of obtaining the refund proceeds are available.  Pressure from these groups, regulatory or legislative changes or material litigation could result in the Company exiting this business at any time.

The Company’s liquidity risk is also increased during the first quarter of each year due to the RAL program. The Company has committed to the electronic filers and tax preparers that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to estimate liquidity needs for the RAL program well in advance of the tax season.  If management materially overestimates the need for liquidity during the tax season, a significant interest expense could be incurred with no offsetting revenue stream.  If management materially underestimates the need for liquidity during the tax season, the Bank could experience a significant shortfall of capital needed to fund RALs and could potentially be required to stop originating new loans.

A competing RAL financial institution is currently defending two lawsuits in the state of California relating to the cross-collection provision contained in its RAL contracts with customers. Various companies including the Company have previously entered into agreements to facilitate the cross-collection of RALs.  The Company has not been named as a defendant by the plaintiffs regarding its cross-collection activities with customers.  The competing financial institution, however, has named the Company and other parties pursuant to the indemnity provisions of the contracts that exist between the various companies regarding the cross-collection of prior year customer indebtedness.  The issue of cross-collection provisions in RAL contracts could result in further litigation exposure for all RAL engaging financial institutions, including the Company, as consumer groups have now shown a willingness to oppose the RAL cross-collection provisions through litigation.

Exiting this line of business, either voluntarily or involuntarily, would significantly reduce the Company’s earnings.

•                  Mortgage banking activities can be significantly impacted by interest rates.    Changes in interest rates can impact gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of mortgage banking income.  A decline in interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand.  If demand increases, mortgage banking income will be positively impacted by more gains on sale, however, the valuation of mortgage servicing rights will decrease and may result in a significant impairment.  In addition to the previously mentioned risks, a decline in demand for mortgage banking products could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts.

•                  Deferred deposits represent a significant business risk and if the Company terminated the business it would materially impact the earnings of the Company. Deferred deposits are transactions whereby customers receive cash advances in exchange for a  check for the advanced amount plus a fixed fee (commonly referred to as a “payday loan” or “payday lending”).  Various consumer groups have, from time to time, questioned the fairness of deferred deposits and have accused this industry of charging excessive rates of interest via the fixed fee and engaging in predatory lending practices.  Various federal and state regulatory agencies have also questioned whether this business should be permitted by member banks.

On March 1, 2005, Republic Bank & Trust Company, a subsidiary of Republic Bancorp, Inc., received notification from the Federal Deposit Insurance Corporation (“FDIC”) regarding revised FDIC Guidance affecting the Bank’s deferred deposit business, also known as “payday lending.”  The revised Guidance requires banks to develop procedures to ensure deferred deposits are not provided to customers who have had deferred deposits outstanding from any lender for more than three months in the previous 12 months.   The Company’s current policies and procedures are to require a 24 hour “cooling off” period when a customer has had deferred deposits outstanding for a period of 60 consecutive days, essentially allowing the customer to have deferred deposits outstanding for more than three months in the previous 12 months.

The Bank’s total deferred deposits outstanding were approximately $23 million as of March 1, 2005, representing less than 1% of the Company’s total assets.  During the year ended December 31, 2004, net income provided from the Bank’s deferred deposit line of business was $7.0 million or approximately 21% of net income for the Company.   The Company has been conducting its deferred deposit business with its current third party Marketer/Servicers since December 2002.  Historically, the Company has not incurred any losses in the deferred deposit line of business due to prudent underwriting standards and the guarantees of these two Marketer/Servicers.  The guarantees of the Marketer/Servicers are, of course, subject to their ability to perform in accordance with the guarantees.

The Company is currently analyzing the impact of the revised Guidance on its deferred deposit line of business.  Because further analysis is required to determine the number of customers who will be affected based on the new Guidance, the Company is presently not able to determine the impact this revised Guidance will have on net income in 2005 and subsequent years.  Management believes the impact could be materially adverse to earnings of the deferred deposit line of business.

There can be no assurance that the FDIC, state legislatures, or others will not impose additional limitations on or prohibit banks from thus engaging altogether in deferred deposits.  The potential exists that private litigation or regulatory requirements may require the Company to exit from the program in one or more jurisdictions.

In addition to the risks discussed in the preceding paragraph, the Company operates the deferred deposit business through three separate contracts with two Marketer/Servicers.  Two of these three contracts are set to expire in the fourth quarter of 2005.  The remaining contract expires in the first quarter of 2006.  The Company intends to negotiate the renewal of all three contracts prior to their expiration, however, no guarantees can be made that the contracts will be renewed or that they will be renewed with comparable terms.  If the Company exited this business, either voluntarily or involuntarily, Company earnings would be significantly reduced.

The Attorney General of North Carolina issued an investigative demand to one of the Company’s Marketer/Servicers in the state of North Carolina.  The Attorney General sought to make a determination as to whether or not the Company’s Marketer/Servicer complies with North Carolina statues.  The Company’s Marketer/Servicer was asked to document how it conducts its business in the state of North Carolina and has been asked to disclose its contractual relationship with the Company and produce other documents relating to the deferred deposit business.  The North Carolina Commissioner of Banks joined this inquiry.  Subsequent to the initial inquiry, the Commissioner of Banks issued an order for a public hearing scheduled for April 19, 2005 to further consider whether or not the Marketer/Servicer is complying with North Carolina statutes by engaging in the business of lending in violation of the North Carolina Consumer Finance Act and other matters.  Additionally, the Commissioner will consider whether or not to issue a cease and desist order or otherwise require the Marketer/Servicer to refrain from violating applicable North Carolina law. This action may result in the Company being forced to exit this line of business in the state of North Carolina which would have a material adverse effect on the Company’s earnings.

•                  The Company’s “Overdraft Honor” program represents a significant business risk, and if the Company terminated the program it would materially impact the earnings of the Company. Republic’s “Overdraft Honor” program permits selected clients to overdraft their accounts up to a predetermined dollar amount ranging from $500 to $750 for the Company’s customary fee.  Clients’ checking accounts that have been current for a certain period of time are allowed the privilege to enter into the program.  Under regulatory guidelines, this service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available.  This fee, if computed as a percentage of the amount overdrawn, results in an extremely high rate of interest when annualized and thus is considered excessive by some consumer groups.  There can be no assurance, however, that the Company’s regulators or others will not impose limitations on this program or that the Company’s ability to offer the product will not be negatively impacted by regulatory authorities.  The Company’s elimination of this program, either voluntarily or involuntarily, would significantly reduce Company earnings.

Republic’s stock price can be volatile.  The Company’s stock price can fluctuate widely in response to a variety of factors.  Factors include actual or anticipated variations in the Company’s quarterly operating results, recommendations by securities analysts, operating and stock price performance of other companies, news reports, results of litigation and changes in government regulations, among other factors.  The Company’s stock also generally has a low average daily trading volume, which limits a person’s ability to quickly accumulate or quickly divest themselves of large blocks of Republic’s stock.  In addition, a low average daily trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

Republic may not be able to attract and retain banking clients.  Competition in the banking industry coupled with the size of our institution may limit our ability to attract and retain banking clients.  In particular, Republic’s competitors include several major financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking center locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries may not be subject to the same regulatory restrictions and may have larger lending limits than the Company.  Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range of services provided.  Republic also faces competition from out of state financial intermediaries, which have opened low end production offices.  Because Republic maintains smaller staffs of associates and has fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract a broad segment of customers or dramatically increase market share.  In addition, some of our current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than what we can accommodate.  If Republic is unable to attract and retain customers, we may be unable to continue our growth and our results of operations and financial condition may otherwise be negatively impacted.

Employees

As of December 31, 2004, the Bank had 611 full-time equivalent employees.  Altogether, Republic had 578 full-time and 33 part-time employees.  None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage.

Competition

The Company actively competes with several local and regional retail and commercial banks, thrifts, credit unions and mortgage companies for deposits, loans and other banking related financial services. There is intense competition in the Company’s markets from other financial institutions as well as other non bank companies that engage in similar activities. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. In addition, the Company must compete with much larger financial institutions that have greater financial resources than the Company and, while predominantly headquartered in other states, aggressively compete for market share in Kentucky and southern Indiana.  These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, are creating more pressure on smaller financial institutions to consolidate. The Company also competes with insurance companies, consumer finance companies, investment banking firms and mutual fund managers, as federal law has made it easier for these companies to acquire banks and thus compete directly with the Company.  Retail establishments compete for loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise.  It is anticipated that competition from both bank and non bank entities will continue to remain strong in the near future.

Supervision and Regulation

Republic and the Bank are subject to the laws, regulations and policies of various regulatory authorities. In particular, bank holding companies and their subsidiaries are affected by the credit and monetary policies and operational rules of the Federal Reserve Board (“FRB”).  Republic and the Bank are also subject to numerous federal and state laws and regulations affecting their business and must undergo periodic examination by federal and state financial institution examiners. The operations and earnings of Republic and the Bank are affected not only by the laws and regulations applicable to the banking business, but also by the policies and interpretations of regulatory authorities.

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of bank holding company shareholders or creditors. The banking agencies have broad enforcement powers over bank holding companies and banks, including the power to mandate particular actions or divestitures, impose substantial fines and other penalties for violations of laws and regulations, to issue cease and desist or removal orders, to seek injunctions, to publicly disclose such actions and to police unsafe or unsound practices. In addition, Republic’s non banking subsidiaries are also subject to regulation by other agencies. For example, Republic’s non bank subsidiary engaged in insurance activities is subject to regulation by the Kentucky Office of Insurance.

The following description summarizes some of the laws to which the Company and the Bank are subject.  The descriptions of applicable statutes and regulations are brief summaries of such statutes and regulations, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Company

The Company is a bank holding company that has elected and successfully maintains the status of a financial holding company under the BHCA.  As such, it is subject to supervision, regulation and examination by the FRB.  The BHCA and other federal laws subject bank and financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.   Financial holding company status also compels the Company to maintain high capital ratios and management ratings with respect to its operations.

Bank Acquisitions by Bank and Financial Holding Companies – Republic is required to obtain the prior approval of the FRB under the BHCA before it may, among other things, acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly more than 5% of any class of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the bank involved, the convenience and needs of the communities to be served and various competitive factors.  Consideration of financial resources generally focuses on capital adequacy, which is discussed below. Consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977 (“CRA”). Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low to moderate income neighborhoods.

Under the BHCA, so long as it is at least adequately capitalized and adequately managed, Republic may purchase a bank located outside of Kentucky or Indiana.  Similarly, an adequately capitalized and adequately managed bank holding company located outside of Kentucky or Indiana may purchase a bank located inside Kentucky or Indiana.  In either case, however, state law restrictions may be placed on the acquisition of a bank that has been in existence for a limited amount of time or will result in specified concentrations of deposits.  For example, Kentucky law prohibits a bank holding company from acquiring control of banks located in Kentucky if the holding company would then hold more than 15% of the total deposits of all federally insured depository institutions in Kentucky.

Financial Activities – The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (“GLBA”), effective March 11, 2000. The GLBA permits bank holding companies to qualify as financial holding companies that may engage in a broad range of financial activities, including underwriting, dealing in and making a market in securities; insurance underwriting and agency activities without geographic or other limitation; and merchant banking.  Republic has elected and maintains its status as a financial holding company and, as such, it may engage in financial activities (activities that are financial in nature, such as insurance and securities underwriting and dealing activities) and activities the FRB determines to be complementary to financial activities which do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

The relevant federal bank regulators have adopted regulations identifying certain activities as financial in nature or incidental to financial activities, as well as the procedures that allow a financial holding company to request the FRB’s approval to conduct an activity that is complementary to a financial activity. A financial holding company generally is not required to obtain prior FRB approval in order to engage in the financial activities identified in the GLBA or the FRB regulations. However, a financial holding company cannot commence or acquire any new financial activities if one of its depository institution subsidiaries receives a less than satisfactory CRA rating. In addition, if any of its depository institution subsidiaries ceases being well capitalized or well managed, and compliance is not achieved within 180 days, a financial holding company may be forced, in effect, to cease conducting business as a financial holding company by divesting either its non banking financial activities or its bank activities.  Moreover, Hart-Scott-Rodino antitrust filing requirements may apply to certain non bank acquisitions.

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

Safe and Sound Banking Practice – Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The FDIC, the Kentucky Office of Financial Institutions and the Indiana Department of Financial Institutions have similar authority with respect to the Bank.

Source of Strength – Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources to their support. Such support may restrict the Company’s ability to pay dividends, and may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. As noted below, a bank holding company may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary and cross guarantee provisions (described below) apply to the Company.

The Bank

Republic Bank & Trust Company is a Kentucky chartered commercial banking corporation and as such, it is subject to supervision and regulation by the FDIC and the Kentucky Office of Financial Institutions.  Republic Bank & Trust Company of Indiana is an Indiana chartered commercial banking corporation, and as such, it is subject to supervision and regulation by the FDIC and the Indiana Department of Financial Institutions.  All deposits held by the Bank are insured by the FDIC.  Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the respective Kentucky and Indiana banking regulators.  Because the FRB regulates the bank holding company, they have supervisory authority that directly affects the Bank.

The Kentucky and Indiana banking statutes prescribe the permissible activities in which a Kentucky or Indiana bank may engage and where those activities may be conducted. Kentucky’s statutes contain a super parity provision that permits a well rated Kentucky banking corporation (such as Republic Bank & Trust Company) to engage in any banking activity in which a national or state bank operating in any other state or a federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided it first obtains a legal opinion from counsel specifying the statutory or regulatory provisions that permit the activity.

Branching – Kentucky law permits a Kentucky chartered bank to establish a branch office in any county in Kentucky.  A Kentucky bank may also establish a branch office outside of Kentucky. Well capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Executive Director of the Kentucky Office of Financial Institutions upon notice to the Office and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Executive Director, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. An out of state bank is permitted to establish branch offices in Kentucky only by merging with a Kentucky bank. De novo branching into Kentucky by an out of state bank is not permitted.  This difficulty for out of state banks to branch into Kentucky may limit the ability of a Kentucky bank to branch into many states, as several states have reciprocity requirements for interstate branching.

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

Restrictions on Affiliate Transactions – Transactions between the Bank and its non banking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties, which are collateralized by the securities, or obligations of the Company or its subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with the Bank and other nonaffiliated persons.

The FRB promulgated Regulation W to implement Sections 23A and 23B.  That regulation contains the foregoing restrictions and also addresses derivative transactions, overdraft facilities and other transactions between a bank and its non bank affiliates.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets – Dividends paid by the Bank have provided substantially all of the Company’s operating funds, and this may reasonably be  expected to continue for the foreseeable future.  Capital adequacy requirements and state law serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be undercapitalized. The FRB or the FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. Under Kentucky and Indiana banking law, the dividends the Bank can pay during any calendar year are generally limited to its profits for that year, plus its retained net profits for the two preceding years, less any required transfers to surplus or to fund the retirement of preferred stock or debt, absent approval of the respective states’ banking regulators.

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

Deposit Insurance Assessments – Currently, the FDIC maintains two funds for the insurance of deposits of financial institutions - the Bank Insurance Fund (BIF) for deposits originated by banks (including the Bank) and the Savings Association Insurance Fund (SAIF) for deposits originated by savings associations, including savings association deposits acquired by banks. The Bank must pay assessments to the FDIC for federal deposit insurance protection based on a risk based assessment system. Under this system, FDIC insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF and SAIF assessments is between 0% and 0.36% of deposits.

The Deposit Insurance Funds Act of 1996 requires both BIF and SAIF insured institutions to share the cost of the Financing Corporation bonds, which were issued to initially fund the SAIF, through additional assessments on insured deposits.  Financing Corporation assessments imposed on BIF insured deposits are presently estimated at 144 basis points.

Cross Guarantee Provisions – The Federal Deposit Insurance Act contains a cross-guarantee provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of its sister depository institution.

Consumer Laws and Regulations –  In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Housing Act and the Fair and Accurate Transactions Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans. These laws also limit the Bank’s ability to share information with affiliated and unaffiliated entities.  The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing business operations.

Various consumers groups have, from time to time, questioned the fairness of deferred deposits and Refund Anticipation Loans (“RALs”), both products provided by the Company.  See additional discussion under the section titled “Company Factors”.  Also, See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  for additional discussion regarding these products under the headings “Deferred Deposits” and “Tax Refund Solutions.”

Capital Adequacy Requirements

Capital Guidelines – The FRB and the FDIC have substantially similar risk based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off balance sheet instruments. Under the risk based guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk weighted asset base. The guidelines require a minimum total risk based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier I capital elements (generally, common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, non cumulative perpetual preferred stock, less goodwill and certain other intangible assets). Total capital is the sum of Tier I and Tier II capital. Tier II capital generally may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity securities. As of December 31, 2004, the Company’s ratio of Tier I capital to total risk-weighted assets was 12.18% and its ratio of total capital to total risk weighted assets was 13.03%. As of December 31, 2004, Republic Bank & Trust Company’s ratio of Tier I capital to total risk weighted assets was 10.28% and its ratio of total risk based capital to total risk weighted assets was 12.61%. Republic Bank & Trust Company of Indiana’s Tier I capital to total risk weighted assets was 15.30% and its ratio of total risk based capital to total risk weighted assets was 16.46% at December 31, 2004.

In March 2004, the Company received final regulatory approval to execute an intragroup trust preferred transaction, which will provide Republic Bank & Trust Company access to additional capital markets, if needed, in the future.  On a consolidated basis, this transaction has had no impact to the capital levels and ratios of the Company.  The subordinated debentures held by Republic Bank & Trust Company, as a result of this transaction, however, are treated as Tier 2 capital based on requirements administered by the Bank’s federal banking agency.  If Republic Bank & Trust Company’s Tier I capital ratios should not meet the minimum requirement to be well capitalized, the Company could immediately modify the transaction in order to maintain its well capitalized status.

In addition to the risk based capital guidelines, the FRB uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier I capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2004, the Company’s leverage ratio was 8.03%. The FDIC’s leverage guidelines require state banks to maintain Tier I capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 2004, Republic Bank & Trust Company’s and Republic Bank & Trust Company of Indiana’s leverage ratios were 6.78% and 10.53%.

The federal banking agencies’ risk based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The FDIC may establish higher minimum capital adequacy requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

Corrective Measures for Capital Deficiencies – The federal banking regulators are required to take “prompt corrective action” with respect to capital deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under these regulations, a well capitalized bank has a total risk based capital ratio of 10% or higher; a Tier I risk-based capital ratio of 6% or higher; a leverage ratio of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An adequately capitalized bank has a total risk-based capital ratio of 8% or higher; a Tier I risk-based capital ratio of 4% or higher; a leverage ratio of 4% or higher (3% or higher if the bank was rated a CAMEL 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is undercapitalized if it fails to meet any one of the ratios required to be adequately capitalized.

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

If a banking institution’s capital decreases below acceptable levels, the FDIC’s enforcement powers become more enhanced. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

Banks with risk based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

In addition, a bank holding company that elects to be treated as an FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures.  Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well capitalized and well managed institutions.  More specifically, the FRB’s regulations require a financial holding company to notify the FRB within 15 days of becoming aware that any depository institution controlled by the company has ceased to become well capitalized or well managed.  If the FRB determines that a financial holding company controls a depository institution that is not well capitalized or well managed, the FRB will notify the FHC that it is not in compliance with applicable requirements and require the FHC to enter into an agreement acceptable to the FRB to correct any deficiencies.  Until such deficiencies are corrected, the FRB may impose any limitations or conditions on the conduct or activities of the FHC and its affiliates that the FRB determines are appropriate, and the FHC may not commence any additional activity or acquire control of any company under Section 4(k) of the BHC Act without prior FRB approval.  Unless the period of time for compliance is extended by the FRB, if an FHC fails to correct deficiencies in maintaining its qualification for FHC status within 180 days of entering into an agreement with  the FRB, the FRB may order divestiture of any depository institution controlled by the company.  A company may comply with a divestiture order by ceasing to engage in any financial or other activity that would not be permissible for a bank holding company that has not elected to be treated as an FHC.

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

Statistical Disclosures

The statistical information required by Item 1. “Business”. may be found under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2. Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky.  Republic has 31 banking centers located in Kentucky and two banking centers in southern Indiana.  At December 31, 2004, Republic had one loan production office (“Republic Finance”) located in Louisville, Kentucky and opened and additional loan production office in January 2005.  The location of the 33 banking centers currently in operation, the loan production office and the banking center and loan production office proposed to open during 2005, their respective approximate square footage and their form of occupancy are described in the following table:

Kentucky Banking Centers	Square Footage	Owned (O)/ Leased (L)

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L(1)
601 West Market Street, Louisville	49,000	L(1)
661 South Hurstbourne Parkway, Louisville	33,000	L(1)
4921 Brownsboro Road, Louisville	2,000	L
4655 Outer Loop, Louisville	3,000	L
5320 Dixie Highway, Louisville	5,000	O/L(2)
3950 Kresge Way, Suite 108, Louisville	900	L
9600 Brownsboro Road, Louisville	35,000	L(1)
3726 Lexington Road, Louisville	4,000	L
10100 Brookridge Village Blvd, Louisville	5,000	O/L(2)
9101 U.S. Highway 42, Prospect	3,000	O/L(2)
2028 West Broadway, Louisville	3,000	L
11330 Main Street, Middletown	6,000	O/L(2)
3902 Taylorsville Road, Louisville	4,000	O/L(2)
224 East Muhammad Ali Blvd, Louisville	400	L(2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L(2)
5125 New Cut Road, Louisville	4,000	O/L(2)
1420 Poplar Level Road, Louisville	3,000	O
3605 Fern Valley Road, Suite 101, Louisville	4,000	L

Lexington
651 Perimeter Drive	4,000	L
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O
3098 Helmsdale Place	5,000	O/L(2)
3608 Walden Drive	4,000	O/L(2)

Frankfort
100 Highway 676, Frankfort	3,000	O/L(2)
1001 Versailles Road, Frankfort	4,000	O

Bowling Green, 1700 Scottsville Road	5,000	O

Owensboro
3500 Frederica Street	5,000	O
Highway 54, 332 Villa Point Drive, Suite 101	2,000	L(3)

Elizabethtown, 1690 Ring Road	21,000	O

Shelbyville, 1614 Midland Trail	4,000	O/L(2)

Georgetown, 430 Connector Road	4,000	O/L(2)

Support and Operations

125-127-129 South Sixth Street, Louisville	1,000	L

Indiana Banking Centers

3001 Charlestown Crossing Way, New Albany	2,000	L
3141 Highway 62, Jeffersonville	4,000	O

Loan Production Offices

6844 Bardstown Road, Louisville, KY	1,000	L
9128 Taylorsville Road, Louisville, KY	1,000	L(3)

(1)          Locations are leased from Republic’s Chairman, Bernard M. Trager, or from a partnership in which Republic’s Chairman and Chief Executive Officer, Steven E. Trager and Vice Chairman, A. Scott Trager, are partners. See additional discussion included under Item 13. “Certain Relationships and Related Transactions.”.

(2)          The banking centers at these locations are owned by Republic; however, they are located on land that is leased through long-term agreements with third parties.

(3)          Location is scheduled to open in 2005.

Item 3.  Legal Proceedings.

In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings.  In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank.

In regards to Tax Refunds Solutions, a competing RAL financial institution is currently defending two lawsuits in the state of California relating to the cross-collection provision contained in its RAL contracts with customers. Various companies including the Company have previously entered into agreements to facilitate the cross-collection of RALs.  The Company has not been named as a defendant by the plaintiffs regarding its cross-collection activities with customers.  The competing financial institution, however, has named the Company and other parties pursuant to the indemnity provisions of the contracts that exist between the various companies regarding the cross-collection of prior year customer indebtedness.  The issue of cross-collection provisions in RAL contracts could result in further litigation exposure for all RAL engaging financial institutions, including the Company, as consumer groups have now shown a willingness to oppose the RAL cross-collection provisions through litigation.

In regards to the deferred deposit product, the Attorney General of North Carolina issued an investigative demand to one of the Company’s Marketer/Servicers in the state of North Carolina.  The Attorney General sought to make a determination as to whether or not the Company’s Marketer/Servicer complies with North Carolina statues.  The Company’s Marketer/Servicer was asked to document how it conducts its business in the state of North Carolina and has been asked to disclose its contractual relationship with the Company and produce other documents relating to the deferred deposit business.  The North Carolina Commissioner of Banks joined this inquiry.  Subsequent to the initial inquiry, the Commissioner of Banks issued an order for a public hearing scheduled for April 19, 2005 to further consider whether or not the Marketer/Servicer is complying with North Carolina statutes by engaging in the business of lending in violation of the North Carolina Consumer Finance Act and other matters.  Additionally, the Commissioner will consider whether or not to issue a cease and desist order or otherwise require the Marketer/Servicer to refrain from violating applicable North Carolina law. This action may result in the Company being forced to exit this line of business in the state of North Carolina which would have a material adverse effect on the Company’s earnings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

The information captioned “MARKET AND DIVIDEND INFORMATION” is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Republic has made available to its employees participating in its 401(k) plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic.  Shares are purchased by the independent trustee, administering the plan, from time to time in the open market in broker’s transactions.  As of December 31, 2004, the trustee held 207,219 shares of Class A Common Stock on behalf of the plan.

Details of Republic’s Common Stock purchases during the fourth quarter of 2004 are included in the following table:

(In thousands, except per share data)

2004 period	Total number of shares purchased	Average price paid per share	Total shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or programs
Oct 1– Oct 31	—	$—	—	262,720
Nov 1– Nov 30	—	—	—	262,720
Dec 1 – Dec 31	3,045	26.43	3,045	259,675
Total	3,045	$26.43	3,045

Prior to 2000, Republic’s board of directors approved a Class A Common Stock repurchase program of 551,250 shares.  In March 2003, the Company’s board of directors authorized management to purchase an additional 275,625 shares bringing the total shares authorized for purchase to 826,875. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s board of directors terminates the program. Republic repurchased 20,580 shares during 2004 and 27,618 shares during 2003.  Through December 31, 2004, Republic has purchased 567,200 shares with a weighted-average cost of $9.74 and a total cost of $5.5 million. All share and per share data has been restated to reflect the five percent (5%) stock dividend that was declared in the first quarter of 2004 and the five percent (5%) stock dividend that was declared in January 2005.

During the fourth quarter of 2004, Republic issued 5,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock.  The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2004.  There were no equity compensation plans not approved by security holders at December 31, 2004.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants And Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	1,671,650	(2)	$11.78	0

(1)                               Issued under the 1995 Stock Option Plan.

(2)                               Represents options issued for Class A Common Stock only.  Options for Class B Common Stock have been authorized but are not issued.

Item 6.  Selected Financial Data.

The information captioned “SELECTED CONSOLIDATED FINANCIAL DATA” is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL HIGHLIGHTS

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2004	2003	2002
Income Statement Data:
Interest income	$132,366	$119,060	$106,101
Interest expense	42,314	36,795	41,761
Net interest income	90,052	82,265	64,340
Provision for loan losses	1,748	6,574	3,338
Non interest income	27,194	30,933	24,522
Non interest expenses	66,016	62,859	53,839
Income before income tax expense	49,482	43,765	31,685
Net income	32,501	28,203	20,489

Balance Sheet Data:
Total assets	$2,498,922	$2,128,076	$1,752,706
Total securities	551,593	410,931	288,459
Total loans, net	1,775,545	1,567,993	1,299,915
Allowance for loan losses	13,554	13,959	10,148
Total deposits	1,417,930	1,297,112	1,040,190
Repurchase agreements and other short-term borrowings	364,828	220,345	224,929
Federal Home Loan Bank borrowings	496,387	420,178	319,299
Total stockholders’ equity	196,069	169,379	150,796

Per Share Data:
Basic Class A Common Stock earnings per share	$1.73	$1.51	$1.12
Basic Class B Common Stock earnings per share	1.70	1.47	1.10
Diluted Class A Common Stock earnings per share	1.66	1.48	1.09
Diluted Class B Common Stock earnings per share	1.63	1.44	1.07
Market value	24.48	17.72	10.22
Book value	10.38	9.03	8.13
Cash dividends declared per Class A Common Stock	0.280	0.459	0.190
Cash dividends declared per Class B Common Stock	0.254	0.417	0.172

Performance Ratios:
Return on average assets (ROA)	1.40%	1.47%	1.25%
Return on average equity (ROE)	17.50	16.88	14.44
Net interest margin	4.09	4.50	4.07

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth Republic’s selected consolidated historical financial information from 2000 through 2004. This information should be read in conjunction with the Consolidated Financial Statements and the related Notes. Factors affecting the comparability of certain indicated periods are discussed in  “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2004	2003	2002	2001	2000

Income Statement Data:
Interest income	$132,366	$119,060	$106,101	$117,396	$118,660
Interest expense	42,314	36,795	41,761	57,917	66,851
Net interest income	90,052	82,265	64,340	59,479	51,809
Provision for loan losses	1,748	6,574	3,338	3,493	1,382
Non interest income	27,194	30,933	24,522	19,741	8,859
Non interest expenses	66,016	62,859	53,839	50,340	40,029
Income before income tax expense	49,482	43,765	31,685	25,387	19,257
Net income	32,501	28,203	20,489	16,808	12,921

Balance Sheet Data:
Total assets	$2,498,922	$2,128,076	$1,752,706	$1,590,831	$1,508,072
Total securities	551,593	410,931	288,459	293,945	275,568
Total loans, net	1,775,545	1,567,993	1,299,915	1,176,094	1,136,531
Allowance for loan losses	13,554	13,959	10,148	8,607	7,862
Total deposits	1,417,930	1,297,112	1,040,190	866,358	863,761
Repurchase agreements and other short-term borrowings	364,828	220,345	224,929	282,023	263,001
Federal Home Loan Bank borrowings	496,387	420,178	319,299	296,950	246,050
Total stockholders’ equity	196,069	169,379	150,796	125,115	116,942

Per Share Data:
Basic Class A Common Stock earnings per share	$1.73	$1.51	$1.12	$0.94	$0.71
Basic Class B Common Stock earnings per share	1.70	1.47	1.10	0.93	0.70
Diluted Class A Common Stock earnings per share	1.66	1.48	1.09	0.91	0.69
Diluted Class B Common Stock earnings per share	1.63	1.44	1.07	0.90	0.68
Market value	24.48	17.72	10.22	12.24	5.61
Book value	10.38	9.03	8.13	7.05	6.39
Cash dividends declared per Class A Common Stock	0.280	0.459	0.190	0.160	0.137
Cash dividends declared per Class B Common Stock	0.254	0.417	0.172	0.145	0.125

Performance Ratios:
Return on average assets (ROA)	1.40%	1.47%	1.25%	1.10%	0.89%
Return on average equity (ROE)	17.50	16.88	14.44	13.85	11.77
Net interest margin	4.09	4.50	4.07	4.04	3.71
Efficiency ratio	56	56	61	64	66

Asset Quality Ratios:
Non performing assets to total loans	0.38%	0.82%	0.78%	0.48%	0.40%
Net loan charge offs to average loans	0.13	0.19	0.15	0.23	0.12
Allowance for loan losses to total loans	0.76	0.88	0.77	0.73	0.69
Allowance for loan losses to non performing loans	221	108	103	154	193

Capital Ratios:
Average stockholders’ equity to average total assets	8.01%	8.69%	8.65%	7.96%	7.58%
Tier 1 leverage	8.03	8.08	9.02	8.36	8.13
Tier 1 risk based capital	12.18	11.99	12.77	12.44	12.01
Total risk based capital	13.03	12.99	13.64	13.26	12.78
Dividend payout ratio	17	30	17	17	19

Other Key Data:
End of period full time equivalent employees	611	645	570	532	462
Number of banking centers	33	31	25	22	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and consolidated statements of income.  Republic, a bank holding company headquartered in Louisville, Kentucky, is the Parent Company of Republic Bank & Trust Company, Republic Bank & Trust Company of Indiana  (together referred to as the “Bank”), Republic Funding Company and Republic Invest Co. Republic Invest Co. includes its subsidiary Republic Capital LLC. The Consolidated Financial Statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC and Republic Insurance Agency, LLC. This section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes and other detailed information.

This discussion includes various forward-looking statements with respect to credit quality, including but not limited to, delinquency trends and the adequacy of the allowance for loan losses, corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters.  Broadly speaking, forward-looking statements may include:

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

•                  future credit losses and non performing assets;

•                  the future value of mortgage servicing rights;

•                  the impact of new accounting standards;

•                  future short-term and long-term interest rate levels and their impact on Republic’s net interest margin, net income, liquidity and capital; and

•                  future capital expenditures.

Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions.  Do not rely on forward-looking statements.  Forward-looking statements detail management’s expectations about the future and are not guarantees.  Forward-looking statements are assumptions based on information known to management only as of the date they are made and management may not update them to reflect changes that occur after the date the statements are made. (See section titled “Factors that May Affect Future Results”).

COMPANY OVERVIEW

The Company is divided into four segments.  Total assets and net income for the most recent calendar year is provided below:

As of December 31, 2004 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net Income	$19,159	$5,529	$774	$7,039	$32,501
Total Assets	2,430,797	2,012	16,496	49,617	2,498,922

Banking

As of December 31, 2004, Republic had a total of 31 banking centers in Kentucky and two in southern Indiana.  Republic’s primary market areas are located in metropolitan Louisville, central Kentucky and southern Indiana.  Louisville, the largest city in Kentucky, is the location of Republic’s headquarters and the location of 19 banking centers at December 31, 2004.  At December 31, 2004, Republic’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (2); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro  (1); and Shelbyville (1).  Republic Bank & Trust Company of Indiana has banking centers located in New Albany and Jeffersonville, Indiana.  At December 31, 2004, Republic also had one loan production office (“Republic Finance”) located in Louisville, Kentucky that operates as a division of the Bank.  Republic Finance offers an array of loan products to individuals who do not qualify under the Bank’s standard underwriting guidelines.

Republic has developed a community banking network, with most of its banking centers located either in separate communities or portions of urban areas that represent distinct communities. Each of Republic’s banking centers is managed by one or more officers with the authority to make loan decisions within Bank mandated policies and guidelines.

Republic continues to seek and evaluate additional expansion opportunities, either through the establishment of de novo banking centers and/or through acquisitions of existing institutions in the financial services industry. The Company intends to continue to consider various strategic acquisitions of banks, banking assets or financial services entities related to banking in those geographical areas that management believes would complement and increase Republic’s existing business lines, or expansion in new market areas or product lines that management determines would be in the best interest of the Company and its shareholders.

Banking related operating revenues are derived primarily from interest earned from the Bank’s loan and investment securities portfolios and fee income from loan, deposit and other banking products.  The Company has historically extended credit and provided general banking services through its banking center network to individuals, professionals and businesses.  Over the past several years, the Company has begun to seek new lines of business to diversify its asset mix and further enhance its profitability. The Company principally markets its products and services through the following delivery channels:

Mortgage Lending – The Company utilizes its banking centers to offer a complete line of single family residential mortgage products.  The Company generally retains adjustable rate mortgage loans with fixed terms up to ten years. Prior to 2002, the Company typically sold its longer term fixed rate loans into the secondary market, however, during 2002 and 2003 Republic elected to retain $240 million of 15 and 20-year fixed rate loans as part of a specific retention program.  Once closed, secondary market loans are sold without recourse to institutional investors.  Generally, fixed rate loans in process, or held for sale, are covered by forward commitments to these investors, thus moderating Republic’s interest rate risk.

During 2002, Republic began retaining servicing on the majority of its 15, 20 and 30-year fixed rate loans sold into the secondary market.  When administering loans with the servicing retained, the responsibility of collecting principal and interest payments, escrowing for taxes and insurance and remitting payments to the secondary market investors remains with Republic.  A fee is received by Republic for performing these standard loan servicing functions.

Commercial Lending – Commercial loans are primarily real estate secured and are generated through banking centers in the Company’s market areas.  The Company makes commercial loans to a variety of industries and intends to expand this business through focused calling programs that seek to broaden relationships by providing commercial clients with loan, deposit and cash management services.

Preferred Client Services – Republic has established relationships with the medical communities in its primary markets.  Special loan and deposit products have been tailored to meet the needs and attract the business of physicians and their practices.

Consumer Lending – Traditional consumer loans made by the Company include home improvement and home equity loans, automobile loans, operating lines of credit and personal loans (both secured and unsecured).  With the exception of home equity loans, which are actively marketed in conjunction with single family first lien mortgage loans, traditional consumer loan products are not actively promoted in Republic’s markets.

Cash Management Services – Republic provides various depository products catered to businesses located throughout its market areas. Lockbox processing, business online banking, account reconciliation and Automated Clearing House (“ACH”) processing are just a few of the services offered to businesses through the Cash Management department.  The ‘Premier First’ product represents the Company’s premium money market sweep account designed for business accounts.

Internet Banking – Republic continues to expand its market penetration and service delivery by offering clients Internet banking services through its Internet site www.republicbank.com. Approximately 38% of the Bank’s existing checking account clients utilize Republic’s Internet banking services as of December 31, 2004.  Republicbank.com is also available to clients outside of Kentucky and has accounted for nearly $70 million in deposits from 47 states and the District of Columbia as of December 31, 2004.

Other Banking Services – The Bank also provides trust services and engages in life and long- term care insurance and title insurance sales, item processing and other related financial institution lines of business.  At December 31, 2004, Republic had approximately $65 million in trust assets under management with an additional $1.5 billion in trust assets under custody.

Tax Refund Solutions (formerly known as “Refunds Now”)

Republic Bank & Trust Company is one of a limited number of financial institutions which facilitate the payment of federal and state tax refunds through tax preparers located throughout the United States.  The Company facilitates the payment of these tax refunds through three primary products.  For those taxpayers who apply and qualify, the Company will originate a Refund Anticipation Loan (“RAL”) up to $5,000.  RALs are repaid when the taxpayer’s refunds are electronically received by the Company from the government.  For those taxpayers who do not qualify for a RAL and wish to receive their funds electronically via an ACH, the Company will provide an Electronic Refund Check (“ERC”) or an Electronic Refund Deposit (“ERD”) to the taxpayer. An ERC/ERD is issued to the taxpayer after the Company has received the tax refund from the respective federal or state  government.

Mortgage Banking

Mortgage banking activities primarily include 15, 20 and 30-year fixed rate real estate originations and servicing. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.

Deferred Deposits

Deferred deposits are transactions whereby customers receive cash advances in exchange for a check for the advanced amount plus a fixed fee (commonly referred to as a “payday loan” or “payday lending”). Republic agrees to delay presentment of the check for payment until the advance due date, typically 14 to 30 days from the cash advance date.  On or before the advance due date, the customer can redeem their check in cash for the amount of the advance plus the fee.  If the customer does not reclaim the check in cash by the advance due date, the check is deposited. These transactions are recorded as loans on the

Company’s financial statements and the corresponding fees are recorded as a component of interest income on loans.  (See additional discussion about this product under the section titled “Company Factors”.)

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond our control, which may significantly change the results or expectations of the Company.   Some of these factors are described below; however, many are described in the sections that follow.  There are also other items, which are included in the Annual Report on Form 10-K for the year ended December 31, 2004.  Any factor described in this report or in the Company’s 2004 Annual Report on Form 10-K could, by itself or with other factors, adversely affect our business, results of operations or financial condition.  There may also be other factors not described in this report or in the 2004 Annual Report on Form 10-K which could cause our expectations to differ or could produce significantly different results.

Company Factors

The Parent Company relies on dividends from its subsidiaries for substantially all of its revenue.  Republic Bancorp, Inc. is a separate legal entity from its subsidiaries and it receives substantially all of its cash from dividends from its largest subsidiary, Republic Bank & Trust Company.  Various federal and state laws and regulations limit the amount of dividends that may be paid to the Parent Company.

The Company’s accounting policies and estimates are critical components of the Company’s presentment of its financial statements. Our management must exercise judgment in selecting and adopting various accounting policies and in applying estimates.  Actual outcomes may be materially different than amounts previously estimated.  Management has identified two accounting policies as being critical to the presentation of the Company’s financial statements.  These policies are described below in the section titled “Critical Accounting Policies and Estimates” and relate to the allowance for loan losses and the valuation of mortgage servicing rights.  Because of the inherent uncertainty of estimates, we cannot provide any assurance that the Company will not significantly increase its allowance for loan losses if actual losses are more than the amount reserved or recognize a significant provision for impairment of its mortgage servicing rights.

The Company has lines of business and products not typically associated with traditional banking.  In addition to traditional banking products, i.e. customer loans and deposits, the Company provides RALs, ERCs, mortgage banking products, “Overdraft Honor” deposit accounts and deferred deposits.  Management believes diverse product offerings mitigate the Company’s exposure to significant downturns in any one segment of the banking industry; however, non traditional banking products also expose the Company’s earnings to additional risks and uncertainties.  The following details specific risk factors related to Republic’s lines of business:

•                  RALs represent a significant business risk, and if the Company terminated the business it would materially impact the earnings of the Company. Tax Refund Solutions offers bank products to facilitate the payment of tax refunds for customers that electronically file their tax returns across the country. The Company is one of only a few financial institutions in the United States that provides this service to taxpayers.  Under this program, the taxpayer may receive a RAL or an ERC.  In return, the Company charges a fee for the service.  There is credit risk associated with a RAL because the money is disbursed to the client before the Company receives the client’s refund from the Internal Revenue Service (“IRS”).  There is minimal credit risk with an ERC because the Company does not disburse the funds to the client until the Company has received the refund from the IRS.

Various consumer groups have, from time to time, questioned the fairness of the Tax Refund Solutions program and have accused this industry of charging excessive rates of interest via the fee and engaging in predatory lending practices.  Consumer groups have also claimed that customers are not adequately advised that a RAL is a loan product and that alternative, less expensive means of obtaining the refund proceeds are available.  Pressure from these groups, regulatory or legislative changes or material litigation could result in the Company exiting this business at any time.

The Company’s liquidity risk is also increased during the first quarter of each year due to the RAL program. The Company has committed to the electronic filers and tax preparers that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to estimate liquidity needs for the RAL program well in advance of the tax season.  If management materially overestimates the need for liquidity during the tax season, a significant interest expense could be incurred with no offsetting revenue stream.  If management materially underestimates the need for liquidity during the tax season, the Bank could experience a significant shortfall of capital needed to fund RALs and could potentially be required to stop originating new loans.

A competing RAL financial institution is currently defending two lawsuits in the state of California relating to the cross-collection provision contained in its RAL contracts with customers. Various companies including the Company have previously entered into agreements to facilitate the cross-collection of RALs.  The Company has not been named as a defendant by the plaintiffs regarding its cross-collection activities with customers.  The competing financial institution, however, has named the Company and other parties pursuant to the indemnity provisions of the contracts that exist between the various companies regarding the cross-collection of prior year customer indebtedness.  The issue of cross-collection provisions in RAL contracts could result in further litigation exposure for all RAL engaging financial institutions, including the Company, as consumer groups have now shown a willingness to oppose the RAL cross-collection provisions through litigation.

Exiting this line of business, either voluntarily or involuntarily, would significantly reduce the Company’s earnings.  (See additional discussion about this product in the separate sections titled “Tax Refund Solutions”).

•                  Mortgage banking activities can be significantly impacted by interest rates.    Changes in interest rates can impact gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of mortgage banking income.  A decline in interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand.  If demand increases, mortgage banking income will be positively impacted by more gains on sale, however, the valuation of mortgage servicing rights will decrease and may result in a significant impairment.  In addition to the previously mentioned risks, a decline in demand for mortgage banking products could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts.

•                  Deferred deposits represent a significant business risk and if the Company terminated the business it would materially impact the earnings of the Company. Deferred deposits are transactions whereby customers receive cash advances in exchange for a  check for the advanced amount plus a fixed fee (commonly referred to as a “payday loan” or “payday lending”).  Various consumer groups have, from time to time, questioned the fairness of deferred deposits and have accused this industry of charging excessive rates of interest via the fixed fee and engaging in predatory lending practices.  Various federal and state regulatory agencies have also questioned whether this business should be permitted by member banks.

On March 1, 2005, Republic Bank & Trust Company, a subsidiary of Republic Bancorp, Inc., received notification from the Federal Deposit Insurance Corporation (“FDIC”) regarding revised FDIC Guidance affecting the Bank’s deferred deposit business, also known as “payday lending.”  The revised Guidance requires banks to develop procedures to ensure deferred deposits are not provided to customers who have had deferred deposits outstanding from any lender for more than three months in the previous 12 months.   The Company’s current policies and procedures are to require a 24 hour “cooling off” period when a customer has had deferred deposits outstanding for a period of 60 consecutive days, essentially allowing the customer to have deferred deposits outstanding for more than three months in the previous 12 months.

The Bank’s total deferred deposits outstanding were approximately $23 million as of March 1, 2005, representing less than 1% of the Company’s total assets.  During the year ended December 31, 2004,

net income provided from the Bank’s deferred deposit line of business was $7.0 million or approximately 21% of net income for the Company.   The Company has been conducting its deferred deposit business with its current third party Marketer/Servicers since December 2002.  Historically, the Company has not incurred any losses in the deferred deposit line of business due to prudent underwriting standards and the guarantees of these two Marketer/Servicers.  The guarantees of the Marketer/Servicers are, of course, subject to their ability to perform in accordance with the guarantees.  The Company believes the possibility of incurring any loss is remote due to the guarantee of the Marketer/Servicers.

The Company is currently analyzing the impact of the revised Guidance on its deferred deposit line of business.  Because further analysis is required to determine the number of customers who will be affected based on the new Guidance, the Company is presently not able to determine the impact this revised Guidance will have on net income in 2005 and subsequent years.  Management believes the impact could be materially adverse to earnings of the deferred deposit line of business.

There can be no assurance that the FDIC, state legislatures, or others will not impose additional limitations on or prohibit banks from thus engaging altogether in deferred deposits.  The potential exists that private litigation or regulatory requirements may require the Company to exit from the program in one or more jurisdictions.

In addition to the risks discussed in the preceding paragraph, the Company operates the deferred deposit business through three separate contracts with two Marketer/Servicers.  Two of these three contracts are set to expire in the fourth quarter of 2005.  The remaining contract expires in the first quarter of 2006.  The Company intends to negotiate the renewal of all three contracts prior to their expiration, however, no guarantees can be made that the contracts will be renewed or that they will be renewed with comparable terms.  If the Company exited this business, either voluntarily or involuntarily, Company earnings would be significantly reduced.  (See additional discussion about this product in the separate sections titled “Deferred Deposits”).

The Attorney General of North Carolina issued an investigative demand to one of the Company’s Marketer/Servicers in the state of North Carolina.  The Attorney General sought to make a determination as to whether or not the Company’s Marketer/Servicer complies with North Carolina statues.  The Company’s Marketer/Servicer was asked to document how it conducts its business in the state of North Carolina and has been asked to disclose its contractual relationship with the Company and produce other documents relating to the deferred deposit business.  The North Carolina Commissioner of Banks joined this inquiry.  Subsequent to the initial inquiry, the Commissioner of Banks issued an order for a public hearing scheduled for April 19, 2005 to further consider whether or not the Marketer/Servicer is complying with North Carolina statutes by engaging in the business of lending in violation of the North Carolina Consumer Finance Act and other matters.  Additionally, the Commissioner will consider whether or not to issue a cease and desist order or otherwise require the Marketer/Servicer to refrain from violating applicable North Carolina law. This action may result in the Company being forced to exit this line of business in the state of North Carolina which would have a material adverse effect on the Company’s earnings.

•                  The Company’s “Overdraft Honor” program represents a significant business risk, and if the Company terminated the program it would materially impact the earnings of the Company. Republic’s “Overdraft Honor” program permits selected clients to overdraft their accounts up to a predetermined dollar amount ranging from $500 to $750 for the Company’s customary fee.  Clients’ checking accounts that have been current for a certain period of time are allowed the privilege to enter into the program.  Under regulatory guidelines, this service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available.  This fee, if computed as a percentage of the amount overdrawn, results in an extremely high rate of interest when annualized and thus is considered excessive by some consumer groups.  There can be no assurance, however, that the Company’s regulators or others will not impose limitations on this program or that the Company’s ability to offer the product will not be negatively impacted by regulatory authorities.

The Company’s elimination of this program, either voluntarily or involuntarily, would significantly reduce Company earnings.

Republic’s stock price can be volatile.  The Company’s stock price can fluctuate widely in response to a variety of factors.  Factors include actual or anticipated variations in the Company’s quarterly operating results, recommendations by securities analysts, operating and stock price performance of other companies, news reports, results of litigation and changes in government regulations, among other factors.  The Company’s stock also generally has a low average daily trading volume, which limits a person’s ability to quickly accumulate or quickly divest themselves of large blocks of Republic’s stock.  In addition, a low average daily trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

Republic may not be able to attract and retain banking clients.  Competition in the banking industry coupled with the size of our institution may limit our ability to attract and retain banking clients.  In particular, Republic’s competitors include several major financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking center locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries may not be subject to the same regulatory restrictions and may have larger lending limits than the Company.  Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range of services provided.  Republic also faces competition from out of state financial intermediaries, which have opened low end production offices.  Because Republic maintains smaller staffs of associates and has fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract a broad segment of customers or dramatically increase market share.  In addition, some of our current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than what we can accommodate.  If Republic is unable to attract and retain customers, we may be unable to continue our growth and our results of operations and financial condition may otherwise be negatively impacted.

Industry Factors

General business and economic conditions can significantly impact the Company’s earnings.  General business and economic conditions in the United States and abroad can impact the Company.  Conditions include short-term and long-term interest rates, inflation, monetary supply and fluctuations in both debt and equity markets and the federal and state economies in which we operate.

The Company is significantly impacted by the regulatory, fiscal and monetary policies of federal and state governments.  The Board of Governors of the Federal Reserve Bank regulates the supply of money and credit in the United States.  Its policies determine, in large part, our cost of funds for lending and investing and the return we earn on those loans and investments, all of which impact our net interest margin.  Its policies can materially affect the value of our financial instruments and earnings and can also affect our borrowers and their ability to repay their outstanding loans.

The Company and the Bank are heavily regulated at both federal and state levels.  This regulatory oversight is primarily intended to protect depositors, the federal deposit insurance funds and the banking system as a whole, not the shareholders of the Company.  Changes in policies, regulations and statutes could significantly impact the earnings or products of Republic. Also, failure to comply with laws, regulations or policies could result in significant penalties or sanctions by regulatory agencies.

Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non banking activities, the level of reserves against deposits and restrictions on dividend payments.  Various federal and state regulatory agencies possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulations, and the Federal Reserve Bank possesses similar powers with respect to bank holding companies.  These and other restrictions limit the manner in which Republic conducts its business.

Republic is subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our financial condition may be adversely effected.  Under regulatory capital adequacy guidelines and other regulatory requirements, Republic and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to qualitative judgements by regulators about components, risk weightings and other factors.  If Republic fails to meet these minimum capital guidelines and other regulatory requirements, Republic’s financial condition would be materially and adversely affected.  Republic’s failure to maintain the status of  “well capitalized” under our regulatory framework or “well managed” under regulatory exam procedures could compromise our status as a financial holding company and related eligibility for a streamlined review process for acquisition proposals and limit financial product diversification.

Republic’s industry is highly competitive.  The Company operates in a highly competitive industry that could become even more competitive as a result of legislation, regulatory and technological changes, new market entries and acquisition activity.  Many of our competitors have fewer regulatory constraints and some have lower cost structures.

The Company relies on the accuracy and completeness of information provided by vendors, customers and other counterparties.  In deciding whether to extend credit or enter into transactions with other parties, the Company relies on information furnished by or on behalf of customers or entities related to that customer.  Our financial condition and earnings could be negatively impacted to the extent the Company inadvertently relies on information that is false, misleading or inaccurate.

Defaults in the repayment of loans may negatively impact our business.  A borrower’s default on their obligations of one or more of their loans may result in lost principal and interest income and increased operating expenses as a result of the increased allocation of management time and resources to the collection and work out of the loans.  In certain situations where collection efforts are unsuccessful or acceptable work out arrangements cannot be reached, the Company may have to write off the loan in part or in whole.  In such situations, the Company may acquire any real estate or other assets, if any, which secures the loan through foreclosure or other similar available remedies.  In such cases, the amount owed under the defaulted loan often exceeds the value of the assets acquired.

Fluctuations in interest rates may negatively impact our banking business.  Republic’s core source of income from operations consists of net interest income, which is equal to the difference between interest income received on interest-earning assets (usually loans and investment securities) and the interest expenses incurred in connection with interest-bearing liabilities (usually deposits and borrowings).  These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities.  Republic’s net interest income can be affected significantly by changes in market interest rates.  Changes in relative interest rates may reduce Republic’s net interest income as the difference between interest income and interest expense decreases.  As a result, Republic has adopted asset and liability management policies to minimize potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources.  However, even with these policies in place, a change in interest rates could negatively impact our results from operations or financial position.

An increase in interest rates could also have a negative impact on Republic’s results of operations by reducing the ability of our clients to repay their outstanding loans, which could not only result in increased loan defaults, foreclosures and charge offs but also may likely necessitate further increases to Republic’s allowance for loan losses.

Prepayment of loans may negatively impact Republic’s business.  Generally, our clients may prepay the principal amount of their outstanding loans at any time.  The speed at which such prepayments occur, as well as the size of such prepayments, are within our clients’ discretion.  If clients prepay the principal amount of their loans, and we are unable to lend those funds to other clients or invest the funds at the same or higher interest rates, Republic’s interest income will be reduced.  A significant reduction in interest income could have a negative impact on Republic’s results of operations and financial condition.

HIGHLIGHTS

Net income for the year ended December 31, 2004 was $32.5 million, representing an increase of $4.3 million or 15% over the same period in 2003.  Diluted earnings per Class A Common Stock increased from $1.48 at 2003 to $1.66 for 2004.  Republic’s rise in earnings in 2004 was primarily due to increased net interest income including deferred deposit fees, increased service charges on deposit accounts, increased earnings at Tax Refund Solutions and a lower provision for loan losses.  The improvements in revenue served to more than offset the near $8 million decline in mortgage banking income associated with the prior year record loan origination volume.   Following is a brief description of a few Company highlights during 2004.

1)              Republic ended the year with total assets of approximately  $2.5 billion, an increase of $371 million or 17% over the prior year.  As of December 31, 2004, Republic was the second largest  Kentucky based bank holding company.

2)              Net interest income grew $7.8 million or 9% over the same period in 2003.  This growth was driven by a substantial increase in fees from deferred deposits and RALs.  Net interest income also increased from growth in the loan portfolio, most notably the residential real estate and home equity loan portfolios.

3)              Tax Refund Solutions reported record earnings during 2004 due to a substantial increase in transaction volume.  The increase was attributable to growth in client base resulting from larger rebate incentives paid by the Company for the more profitable RAL products.

4)              Republic opened three new banking centers during 2004 with one additional location under construction scheduled to open in 2005.  Also, Republic Finance, a division of Republic Bank & Trust Company, was created in 2004.  Republic Finance opened its first loan production office during November in Louisville with two additional offices opening in 2005.

5)              Service charges on deposit accounts continued to increase during the year due to growth in both checking accounts and the Company’s “Overdraft Honor” program.

6)              The Company reported deferred deposits outstanding of $36 million at December 31, 2004. The deferred deposit program has grown to include two Marketer/Servicers with over 700 stores.

7)              Republic’s ‘Cash Management’ line of business grew Premier First account balances by 77% during 2004 to $172 million.

Republic reported net income during 2003 of $28.2 million compared to $20.5 million for 2002, an increase of 38%. Diluted earnings per Class A Common Stock increased 36% to $1.48 for the year ended December 31, 2003. The rise in earnings for 2003 was primarily attributable to increased net interest income from deferred deposits, increased mortgage banking income, service charges on deposit accounts and increased earnings at Tax Refund Solutions.

The following table summarizes selected financial information regarding Republic’s financial performance:

Table 1 – Summary

Years Ended December 31, (dollars in thousands, except per share data)	2004	2003	2002

Net income	$32,501	$28,203	$20,489
Diluted earnings per Class A Common Stock	1.66	1.48	1.09
Return on average assets (ROA)	1.40%	1.47%	1.25%
Return on average equity (ROE)	17.50	16.88	14.44

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Republic’s consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.

Management continually evaluates the Company’s accounting policies and estimates it uses to prepare the consolidated financial statements.  In general, management’s estimates are based on historical experience, on information from regulators and third party professionals and on various assumptions that are believed to be reasonable.  Actual results may differ from those estimates made by management.

Critical accounting policies are those that management believes are the most important to the portrayal of the Company’s financial condition and operating results and require management to make estimates that are difficult, subjective or complex.  Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of the financial statements.  These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available pricing, sensitivity of the estimates to changes in economic conditions and whether alternative methods of accounting may be utilized under United States generally accepted accounting principles.  Management has discussed the methodology for the identification and determination of critical accounting policies as well as each identified critical accounting policy with the Company’s Audit Committee.

Republic believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and mortgage servicing rights.

Allowance for Loan Losses – Republic maintains an allowance for probable incurred credit losses inherent in the Company’s loan portfolio.  Management evaluates the adequacy of the allowance for loan losses on a monthly basis and  presents and discusses the analysis with the Audit Committee and the board of directors on a quarterly basis.  Management estimates the allowance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower capacity, estimated collateral values, economic conditions, regulatory requirements and guidance and various other factors.  While management estimates the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial and commercial real estate portfolio are more dependent upon credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off.  Loan losses are charged against the allowance at the point management deems a loan uncollectible.

Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type.  Loans that are past due 90 days or more and that are not specifically classified are uniformly assigned a risk weighted percentage ranging from 15% to 100% of the loan balance based upon loan type.  Management evaluates the remaining loan portfolio by utilizing the historical loss rate for each respective loan type.  Both an average five-year loss rate and a loss rate based on heavier weighting of the previous two years’ loss experience are utilized in the analysis.  Specialized loan categories are evaluated by utilizing subjective factors in addition to a historical loss calculation to determine a loss allocation for each of those types.   Because this analysis or any similar analysis is an imprecise measure of loss, the allowance is subject to ongoing adjustments.  Therefore, management will also take into account other significant factors as may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Based on management’s calculation, an allowance of $13.6 million or 0.76% of total loans was an adequate estimate of losses within the loan portfolio as of December 31, 2004.  This estimate resulted in a provision for loan losses on the income statement of $1.7 million during 2004.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses and the resulting effect on the income statement could be material.

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) represent an estimate of the present value of future cash servicing income, net of estimated costs, that Republic expects to receive on loans sold with servicing retained by the Company.  MSRs are capitalized as separate assets when loans are sold and servicing is retained.  This transaction is posted to net gain on sale of loans, a component of mortgage banking income.  The carrying value of MSRs is amortized in proportion to and over the period of, net servicing income.  The amortization is recorded as a reduction to mortgage banking income.  The total MSR asset, net of amortization, recorded at December 31, 2004 is $5.3 million.

The carrying value of the MSRs asset is periodically reviewed for impairment based on the fair value of the MSRs, using groupings of the underlying loans by interest rates, by geography and by prepayment characteristics.  Any impairment of a grouping would be reported as a valuation allowance.  A primary factor influencing the fair value is the estimated life of the underlying loans serviced.  The estimated life of the loans serviced is significantly influenced by market interest rates.  During a period of declining interest rates, the fair value of the MSRs should decline due to expected prepayments within the portfolio.  Alternatively, during a period of rising interest rates the fair value of MSRs should increase as prepayments on the underlying loans would be expected to decline. Management utilizes an independent third party on at least a quarterly basis to assist with the fair value estimate of the MSRs.  Based on the estimated fair value at December 31, 2004 and 2003, management determined no impairment of these assets existed.  On an ongoing basis, management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Company.

DEFERRED DEPOSITS

The Company has been conducting a deferred deposit business, in conjunction with third party Marketer/Servicers since August 2001.  In the fourth quarter of 2002, the Company entered into contracts with two third party Marketer/Servicers in order to increase its deferred deposit business.  During 2003, the Company further expanded its relationship with one of its Marketer/Servicers, which contributed to a substantial increase in deferred deposits.

FDIC guidance requires that banks limit deferred deposits outstanding to the lesser of 25% of Tier I capital or the amount that actual capital levels exceed the “well capitalized” classification for Tier I and total capital.  Based on the Company’s capital levels at December 31, 2004, deferred deposits outstanding were below the Company’s regulatory limit of $41 million.  In the event that deferred deposits outstanding near the Company’s regulatory capital limits, the Company has certain contingency plans in place that could increase its regulatory capital limits.  These plans include providing the Bank with additional capital through a Parent Company line of credit as well as immediately modifying an intragroup trust preferred structure which would increase Tier I capital. (See section titled “Capital” for additional discussion regarding the intragroup trust preferred.)

The FDIC has issued Guidelines for state chartered, nonmember banks that participate in deferred deposit programs with third party contractors.  The FDIC’s guidance characterizes deferred deposits as presenting substantial credit risks for lenders, because among other things, the loans are unsecured and the borrowers generally have limited financial resources.  The guidance also elaborates upon increased transaction, legal and reputation risks when a third party arrangement is used.  This guidance proposes, among other items, that banks hold significantly more capital than would be required for other sub prime type lending arrangements, suggesting required capital of as much as 100% of deferred deposits outstanding.  The guidance also requires that the allowance for loan and lease losses be adequate and take into account that many such transactions remain outstanding beyond their initial term due to renewals and rollovers, deferred deposits be classified “substandard,” and transactions outstanding for more than 60 days generally be classified as “loss.”  The guidance also prescribes limits on the ability of a borrower to renew or rollover a deferred deposit and the number of transactions that can be entered into within a given period of time.  The guidance requires examiners to assess the bank’s risk management program for third party marketing and servicing relationships, including the bank’s due diligence process for selecting third party Marketer/Servicer providers and its monitoring of the third party’s activities and performance.  Banks are also advised to evaluate the third party’s compliance with consumer protection laws and applicable regulations.

Two of the three Marketer/Servicer contracts expire in the fourth quarter of 2005.  The remaining contract expires in the first quarter of 2006.  The Company intends to renew all three contracts prior to their expiration, however, no guarantees can be made that the contracts will be renewed or that they will be renewed with comparable terms.  The Company’s earnings will be materially adversely impacted if it does not renew any of the contracts.

TAX REFUND SOLUTIONS

For 2004, Tax Refund Solutions generated $8.5 million in RAL fees, compared to $6.7 million for the same period in 2003. Tax Refund Solutions also received $5.3 million in ERC/ERD fees during 2004, compared to $4.0 million during 2003.  The total volume of tax return refunds processed during the 2004 tax season was $1.3 billion (approximately $350 million in RALs and $950 million in ERCs/ERDs), a 31% increase over the volume processed for the 2003 tax season. Overall, total RAL dollars processed increased 16% during 2004 compared to 2003 while ERC dollars processed rose 35% for the same period.

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

For 2004, net interest income was $90.1 million, an increase of $7.8 million or 9% over 2003.  Despite an increase in net interest income for the year, however, the Company experienced a significant contraction in its net interest spread and margin.  Generally, the contraction in Republic’s net interest spread and margin occurred due to a reduction in the yield of the Company’s earning assets, including both the loan and investment portfolios.

The yield on the investment portfolio decreased 52 basis points from 2003 to 3.00% in 2004.   The decrease in the yield on investments was primarily due to management’s strategy of maintaining short-term maturities and repricing frequencies within the investment portfolio.  Management adopted this strategy in order to moderate Republic’s overall risk position from rising interest rates as the Company’s liabilities continue to reprice faster than its assets, commonly referred to as being “liability sensitive.”  Although adopting this strategy benefits the Company’s net interest income in a rising interest rate environment, it negatively impacts the Company’s then current earnings due to the lower yield earned on short-term investment securities as compared to long-term investment securities.

The yield on the loan portfolio decreased 34 basis points from 2003 to 6.91% in 2004.   The decrease in the yield on loans was primarily due to continued refinancings of existing loans within the portfolio, reduced closing fees and competitive pricing associated with the Company’s traditional loan products, which excludes deferred deposits and RALs.  The decline in the yield on the traditional portfolio was partially offset by increased volume of deferred deposits and RALs.  Gross fees from deferred deposits increased $4.9 million or 65% over 2003 and gross fees from RALs, increased $1.8 million or 26% over 2003. (See additional discussion about this product under the section titled “Company Factors”.)

Republic’s overall cost of funds decreased 11 basis points during 2004 to 2.29%.  The decrease in the Company’s cost of funds was due primarily to an increase in shorter-term certificates of deposit (“CDs”) as compared to previous years.

Management believes, based on current economic indicators regarding short-term interest rates, that the Company will continue to experience contraction in its net interest spread and margin in 2005. This contraction is expected to occur as the spread between short-term and long-term interest rates on the yield curve becomes narrower, which is commonly referred to as a “flattening” of the yield curve.  Generally, as the yield curve flattens, the cost of Republic’s short-term liabilities will increase while the yield on its longer-term earning assets will remain level or even possibly decline. In a flattening yield curve environment, the Company will only likely be able to increase its net interest income through growth in earning assets.  Any increase in net interest income from growth in earning assets could be partially or substantially offset by a decrease in the spread on its earning assets resulting from a flattening yield curve.  Management is unable to precisely determine the possible impact on the Company’s net interest spread and margin in 2005 from a flattening yield curve, if one should occur.

Management anticipates that the Company’s net interest margin and net interest spread will increase significantly during the first quarter of 2005 compared to the fourth quarter of 2004 due to seasonal RAL activity at Tax Refund Solutions.  Because RAL volume occurs primarily in the first quarter, the net interest spread and net interest margin for the remainder of 2005 will likely decline subsequent to the first quarter and will likely be lower than the corresponding periods in 2004.

For 2003, net interest income was $82.3 million, up $17.9 million over 2002.  The Company was able to increase its net interest income primarily through increased loan volume and a reduction in the Company’s cost of funds.  Gross fees from deferred deposits, which increased $6.2 over the $1.4 million recognized during 2002 and gross fees from RALs, which increased $3.4 million over the $3.3 million recognized during 2002, were major components of the overall increase for 2003.  The Company also experienced an increase in net interest income as a result of growth in the loan portfolio resulting primarily from the retention of nearly $240 million in fixed rate residential real estate loans since October 2002.

Overall, the Company’s net interest spread and net interest margin were higher in 2003 compared to 2002.  These increases resulted from a sharp decrease in cost of funds without a corresponding decrease in yield on total interest-earning assets.  Republic was able to offset the decrease in yield on its traditional interest-earning assets primarily through increased fees from deferred deposits and RALs.  During the second half of 2003, however, the Company began to experience compression of its net interest spread and margin. This resulted primarily from the $240 million in residential real estate loans that were retained and funded by fixed rate FHLB borrowings and brokered deposits achieving a spread of approximately 2.00%.  Net interest spread and margin also experienced compression during the fourth quarter of 2003, as Republic began investing excess cash on a short-term basis in order to mitigate the potential impact of future interest rate increases on net interest income.

Republic’s cost of funds decreased 74 basis points in 2003 compared to 2002.  This decrease was primarily the result of lower borrowing costs from the FHLB and lower interest expense associated with CDs.  Interest expense on FHLB borrowings decreased for the year due to the maturity or early payoff of approximately $115 million of advances with a weighted average cost of 6.29% subsequent to the second quarter of 2002.  Interest expense on CDs decreased significantly due to the availability of lower cost funding sources that allowed the Company to generally offer lower priced CD products.  As a result of strategically motivated CD pricing, the Company’s overall average CD balances declined during 2003.

Table 2 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for 2002 through 2004. Table 3 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 2 – Average Balance Sheets and Interest Rates for Years Ended December 31,

	2004			2003			2002
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Investment securities(1)	$445,351	$13,380	3.00%	$316,642	$11,136	3.52%	$307,852	$13,060	4.24%
Federal funds sold and other	40,725	494	1.21	26,792	279	1.04	53,560	887	1.66
Total loans and fees(2)	1,714,128	118,492	6.91	1,485,024	107,645	7.25	1,220,046	92,154	7.55
Total earning assets	2,200,204	132,366	6.02	1,828,458	119,060	6.51	1,581,458	106,101	6.71

Less: Allowance for loan losses	13,975			12,305			9,125

Non-earning assets:
Cash and cash equivalents	75,234			54,422			30,181
Premises and equipment, net	35,428			29,290			21,298
Other assets(1)	21,043			22,928			15,985
Total assets	$2,317,934			$1,922,793			$1,639,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$325,063	$2,565	0.79%	$266,316	$2,263	0.85%	$168,414	$1,639	0.97%
Money market accounts	306,253	3,288	1.07	253,942	2,193	0.86	222,373	2,992	1.35
Individual retirement accounts	44,113	1,548	3.51	39,454	1,464	3.71	36,713	1,665	4.54
Certificates of deposit and other time deposits	378,284	12,310	3.25	364,560	12,812	3.51	383,450	16,485	4.30
Brokered deposits	49,996	1,491	2.98	52,094	1,212	2.33	891	38	4.26
Repurchase agreements and other short-term borrowings	313,158	4,191	1.34	189,984	1,897	1.00	225,671	3,246	1.44
Federal Home Loan Bank borrowings	427,908	16,921	3.95	363,656	14,954	4.11	291,756	15,696	5.38

Total interest-bearing liabilities	1,844,775	42,314	2.29	1,530,006	36,795	2.40	1,329,268	41,761	3.14

Non interest-bearing liabilities and stockholders’ equity:
Non interest-bearing deposits	262,763			196,442			150,481
Other liabilities	24,671			29,248			18,140
Stockholders’ equity	185,725			167,097			141,908

Total liabilities and stockholders’ equity	$2,317,934			$1,922,793			$1,639,797

Net interest income		$90,052			$82,265			$64,340

Net interest spread
			3.73%			4.11%			3.57%
Net interest margin
			4.09%			4.50%			4.07%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)       The amount of fee income included in interest on loans was $23.3 million, $17.3 million and  $5.6 million for the years ended December 31, 2004, 2003 and 2002.

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

Table 3 – Volume/Rate Variance Analysis

	Year Ended December 31, 2004 compared to Year Ended December 31, 2003			Year Ended December 31, 2003 compared to Year Ended December 31, 2002
	Increase/(Decrease)			Increase/(Decrease)
	Total Net	Due to		Total Net	Due to
(in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income:
Investment securities	$2,244	$4,041	$(1,797)	$(1,924)	$364	$(2,288)
Federal funds sold and other	215	163	52	(608)	(349)	(259)
Total loans and fees	10,847	16,015	(5,168)	15,491	19,334	(3,843)
Net change in interest income	13,306	20,219	(6,913)	12,959	19,349	(6,390)

Interest expense:
Transaction accounts	302	472	(170)	624	854	(230)
Money market accounts	1,095	502	593	(799)	382	(1,181)
Individual retirement accounts	84	166	(82)	(201)	118	(319)
Certificates of deposit and other time deposits	(502)	470	(972)	(3,673)	(781)	(2,892)
Brokered deposits	279	(51)	330	1,174	1,199	(25)
Repurchase agreements and other short-term borrowings	2,294	1,504	790	(1,349)	(460)	(889)
Federal Home Loan Bank borrowings	1,967	2,559	(592)	(742)	3,402	(4,144)
Net change in interest expense	5,519	5,622	(103)	(4,966)	4,714	(9,680)
Net change in net interest income	$7,787	$14,597	$(6,810)	$17,925	$14,635	$3,290

Non Interest Income

Table 4 – Analysis of Non Interest Income

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2004	2003	2002	2004/2003	2003/2002

Service charges on deposit accounts	$13,460	$10,019	$7,805	34%	28%
Electronic refund check fees	5,268	3,981	3,198	32	24
Title insurance commissions	1,515	2,532	2,129	(40)	19
Mortgage banking income	3,148	11,104	6,894	(72)	61
Net gain on sale of securities	—	—	1,559	—	NM *
Debit card interchange fee income	2,492	1,825	1,441	37	27
Other	1,311	1,472	1,496	(11)	(2)
Total non interest income	$27,194	$30,933	$24,522	(12)	26

* - Not Meaningful

Service charges on deposit accounts increased 34% during 2004 compared to 2003.  The increase was due primarily to growth in the Company’s checking account base supported by the Bank’s “Overdraft Honor” program, which permits selected clients to overdraft their accounts up to a predetermined dollar amount ranging from $500 to $750 for the Bank’s customary fee.  Additionally, in July 2003 the Company increased its per item overdraft fee by 7%.  Total overdraft fees increased from $8.3 million in 2003 to $10.1 million in 2004 while the total number of accounts eligible for the “Overdraft Honor” program increased to 49,000 at December 31, 2004 from 43,000 at December 31, 2003.  Additionally, the Company’s total number of checking accounts, exclusive of commercial accounts, increased 11% from 54,000 at December 31, 2003 to nearly 60,000 at December 31, 2004.   During 2003, the Company experienced a 28% increase in service charges on deposit accounts for substantially the same reasons as previously discussed for 2004.

ERC and ERD fees, the majority of which are received during the first quarter of the calendar year, increased $1.3 million or 32% in 2004.  This increase was due primarily to the increase in overall volume compared to the prior year resulting from successful marketing efforts and new sales to tax preparers and software providers. The Company also experienced significant growth in fees during 2003 compared to 2002 due primarily to the same reasons.

Title insurance commissions decreased during 2004, compared to the same period in 2003 due primarily to the decline in volume of refinance activity in single family, secondary market real estate loans.  Title insurance commissions are earned when title insurance policies are sold to clients in conjunction with newly originated real estate secured loans.  Since a substantial portion of these commissions are earned on policies relating to single family, secondary market real estate loans, its revenue closely correlates to secondary market loan origination volume, which was $251 million during 2004 compared to $799 million during 2003.  Conversely, title insurance commissions increased for 2003 over 2002.  The large volume of refinance activity in single family, secondary market real estate loans during this period contributed to the increase for 2003.

Mortgage banking income includes net gain on sale of loans, loan servicing income and amortization of MSRs.  Mortgage banking income decreased nearly $8 million during 2004 due primarily to a $9.9 million decrease in net gain on sale of loans. The decrease in net gain on sale of loans during 2004 was partially offset by a $1.2 million decline in amortization expense of MSRs. This decline in amortization expense resulted from a decrease in prepayments during 2004 on the Company’s servicing portfolio.  The reduction in net gain on sale of loans resulted from a substantial decline in mortgage origination volume of 15 and 30-year fixed rate residential real estate loans from the record levels attained by the Company in the prior year.  The higher volume of originations during the prior year resulted from aggressive marketing of the Company’s low closing cost loan products and sustained consumer demand for fixed rate, first mortgage residential real estate loan products due to historically low market interest rates through the first six months of the year.  This demand began to decline substantially during the third quarter of 2003 reaching more traditional lower levels during the fourth quarter of 2003, and remaining near those levels throughout 2004.  As a percentage of loans sold, net gains decreased to 1.14% in 2004 compared to 1.50% in 2003.

Mortgage banking income increased 61% during 2003 compared to 2002 as record low market interest rates prompted an increase in consumer refinance activity of single family, fixed rate residential loans.   Revenue from mortgage banking activities, principally gain on sale of loans, increased as a result of higher secondary market sales volume.  As a percentage of loans sold, net gain on sale increased 58 basis points to 1.50% in 2003 compared 2002. The increase in gains as a percentage of loans sold primarily occurred in the first six months of 2003 when interest rates declined sharply, reaching historic lows in mid-June.  The Company was able to increase the gain on sale margins during this declining interest rate environment by selling directly to end investors thus realizing higher premiums. Overall, the Bank originated $799 million in mortgage loans held for sale during 2003 compared to $791 million during 2002.

Net gain on sale of securities available for sale was $1.6 million for 2002.  Management elected to sell $56 million of the Company’s mortgage backed securities (“MBSs”) during 2002 to mitigate the risk of prepayments of  MBS holdings.

Non Interest Expenses

Table 5 – Analysis of Non Interest Expenses

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2004	2003	2002	2004/2003	2003/2002

Salaries and employee benefits	$34,552	$32,509	$28,379	6%	15%
Occupancy and equipment, net	13,915	12,416	9,984	12	24
Communication and transportation	2,809	2,729	2,329	3	17
Marketing and development	2,271	2,997	2,905	(24)	3
Bankshares tax	1,932	1,980	1,727	(2)	15
Supplies	1,385	1,481	1,139	(6)	30
Federal Home Loan Bank prepayment penalties	—	—	1,381	—	NM
Data processing	1,602	1,722	1,575	(7)	9
Other	7,550	7,025	4,420	7	59
Total non interest expenses	$66,016	$62,859	$53,839	5	17

Salaries and employee benefits increased $2 million or 6% from 2003 to 2004.  The increase was primarily attributed to annual merit increases and associated incentive compensation, additional seasonal staff at Tax Refund Solutions and additional banking center expansion. Republic opened three new banking centers during 2004 and six new banking centers during 2003.  Also, included within the salaries and employee benefits category is the Company’s deferral for direct expenses on origination of loans.  Republic’s deferral decreased $1.2 million during 2004 compared to 2003 due to a reduction in the volume of new mortgage loans originated.  The Company’s number of full time equivalent employees (“FTE’s”) decreased to 611 at December 31, 2004 from 645 at December 31, 2003.

Salary and employee benefits also increased for 2003 compared to 2002 primarily attributed to the reasons described above. The increase was due to annual merit increases and a modest increase in staff to support secondary market origination volume. Total FTE’s increased to 645 at December 31, 2003 from 570 at December 31, 2002. Republic’s deferral for direct expenses on origination of loans increased $432,000 during 2003 compared to 2002 due to the increase in the volume of new mortgage loans originated.

Occupancy and equipment expense has trended upward during 2004 and 2003 primarily due to banking center expansion. Republic opened its first loan production office during November 2004 and has announced plans to open one additional banking center and two additional loan production offices during the first half of 2005.

The Company’s marketing and development expense declined 24% during 2004 as the Company reduced its advertising and marketing efforts primarily as a result of a slowdown in secondary market lending and a Company-wide focus on reducing expenses during 2004.

Republic recognized FHLB prepayment penalties of $1.4 million on the early termination of advances from the FHLB during 2002.  The Company elected to incur these penalties in order to refinance a portion of its advances from the FHLB into lower cost borrowings with extended maturities, taking advantage of the favorable interest rate environment at the time.

Other expenses increased $2.6 million during 2003 primarily related to credit underwriting costs and correspondent banking expenses associated with the Company’s deferred deposit program.

FINANCIAL CONDITION

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $208 million or 13% to nearly $1.8 billion at December 31, 2004.  Commercial real estate loans comprise 28% of the total gross loan portfolio and are concentrated primarily within the Bank’s existing markets.  These loans are principally secured by multi-family investment properties, single family developments, medical facilities, small business owner occupied offices, retail properties and hotels.  These loans typically have interest rates that are initially fixed for one to ten years with the remainder of the loan term subject to repricing based on various market indices.  In order to reduce the negative effect of refinance activity within the portfolio during a declining interest rate environment, the Company requires an early termination penalty on substantially all commercial real estate loans for a portion of the fixed term period.  Overall, commercial real estate loans increased $54 million from December 31, 2003.  Republic’s underwriting standards typically include personal guarantees on most commercial real estate loans.  Pricing requirements, as well as the Company’s underwriting requirements, led to competitive pressure during 2003 and 2004.  As a result, the commercial real estate portfolio experienced only modest growth compared to previous years.

Similar to commercial real estate loans, residential real estate loans that are not sold into the secondary market typically have fixed interest rate periods of one to ten years with the remainder of the loan term subject to repricing based on various market indices.  These loans also typically carry early termination penalties during a portion of their fixed rate periods in order to lessen the overall negative effect to the Company of refinancing in a declining interest rate environment. Republic offered market low closing costs on many of its adjustable rate residential real estate products during 2004.  With reduced closing costs and lower interest rates, these loans compared favorably to longer-term, fixed rate secondary market products. Another contributing factor in the growth of the residential real estate portfolio during 2004 was the significant slow down in refinancings as compared to the record levels during 2003.

The consumer loan portfolio principally consists of various short-term, unsecured loans to individual clients. Also included in this category are deferred deposits, which are considered loans under United States generally accepted accounting principles.  The Company had approximately $36 million in deferred deposits outstanding at December 31, 2004 compared to $28 million at December 31, 2003.

Home equity loans, substantially all of which are approved at no more than 100% of loan to value, increased from $215 million at December 31, 2003 to $267 million at December 31, 2004. The rise in outstandings was primarily the result of the Company’s promotional product, which has a zero percent interest rate for an introductory period of the loan.  Management anticipates continuing to offer promotional rate home equity loans during 2005, but will reassess the program based on Federal Reserve Bank short-term interest rate actions.  The Company added nearly 4,000 home equity lines of credit during 2004.  At December 31, 2004, Republic clients had $227 million of home equity line balances available for funding.

In addition to changes in the traditional loan portfolio discussed in the preceding paragraphs, loans serviced for others by Republic increased from $732 million at December 31, 2003, to $843 million at December 31, 2004.  Loans serviced for others consist of loans Republic has sold into the secondary market while retaining the servicing of the loans.

Table 6 – Loans by Type

As of December 31, (in thousands)	2004	2003	2002	2001	2000

Real estate:
Residential	$851,736	$762,000	$597,797	$571,959	$633,328
Commercial	495,827	442,083	413,115	360,056	256,834
Construction	70,220	70,897	68,020	70,870	77,437
Commercial	36,807	34,553	33,341	30,627	30,008
Consumer	67,997	58,034	39,347	26,905	32,662
Home equity	267,231	215,088	159,261	125,360	115,467
Total loans	$1,789,818	$1,582,655	$1,310,881	$1,185,777	$1,145,736

Mortgage loans held for sale are primarily comprised of fixed rate, single family residential loans the Company intends to sell into the secondary market.   Although management elected to retain three separate pools of secondary market eligible loans in 2003, it has traditionally been the Company’s strategy to sell the majority of its fixed rate, single family residential loans into the secondary market in order to reduce its exposure to market interest rate risk.  At December 31, 2004, mortgage loans held for sale increased from the $14 million at year end 2003 to $16 million.

As a result of Republic’s mortgage banking operations, certain loan commitments are accounted for as derivatives.  Republic enters into agreements to sell loans for amounts and terms offsetting the interest rate risk of loans held for sale and loan commitments expected to close.  These agreements to sell loans are also accounted for as derivatives.  Sales contract derivatives are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives.  Both derivatives are carried at fair value with their changes in fair value included in earnings.  Substantially all of the gain on sales generated from mortgage banking activities are recorded when closed loans are delivered pursuant to third party contracts.  Table 7 illustrates Republic’s  maturities and repricing frequency for the loan portfolio:

Table 7 – Selected Loan Distribution

As of December 31, 2004 (in thousands)	Total	One Year Or Less	Over One Through Five Years	Over Five Years

Fixed rate maturities:
Real estate:
Residential	$280,879	$24,683	$69,200	$186,996
Commercial	27,972	2,858	18,397	6,717
Construction	2,353	1,735	599	19
Commercial	15,418	6,327	8,739	352
Consumer	52,582	40,489	4,154	7,939
Home equity	2,642	545	1,003	1,094
Total fixed	$381,846	$76,637	$102,092	$203,117

Variable rate repricing:
Real estate:
Residential	$570,857	$151,300	$358,927	$60,630
Commercial	467,855	151,591	305,540	10,724
Construction	67,867	66,680	1,187	—
Commercial	21,389	21,389	—	—
Consumer	15,415	11,665	3,450	300
Home equity	264,589	264,589	—	—
Total variable	$1,407,972	$667,214	$669,104	$71,654

Allowance and Provision for Loan Losses

The Company’s provision for loan losses decreased from $6.6 million for 2003 to $1.7 million for 2004.  Included in the provision for loan losses were $1.4 million and $1.9 million for RALs during 2004 and 2003. The decrease in the provision, exclusive of RALs, during 2004 was primarily due to lower levels of charge off activity, lower delinquency trends in the portfolio and further improvements in overall asset quality.   The increase in the provision, exclusive of RALs, during 2003 was primarily due to an increase in certain classified commercial real estate loans and deferred deposits. The increase in provision associated with RALs during 2003 was primarily the result of a significant increase in RAL losses, which were attributed to increased volume.

The allowance for loan losses as a percent of total loans declined to 0.76% as of December 31, 2004.  This decline was primarily the result of lower historical losses and general improvements in credit quality within the commercial real estate portfolio.  Management believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2004.  (For discussion of Republic’s methodology for determining the adequacy of the allowance for loan losses, see section titled “Critical Accounting Policies and Estimates”).

Table 8 – Summary of Loan Loss Experience

Year Ended December 31, (dollars in thousands)	2004	2003	2002	2001	2000
Allowance for loan losses at beginning of year	$13,959	$10,148	$8,607	$7,862	$7,862
Charge offs:
Real estate:
Residential	(444)	(670)	(706)	(798)	(241)
Commercial	(177)	(1,223)	(420)	(703)	(571)
Construction	—	(135)	(255)	(8)	(115)
Commercial	(22)	(50)	(444)	(114)	(51)
Consumer	(868)	(155)	(705)	(818)	(734)
Home equity	(177)	(994)	(164)	(182)	(78)
Tax Refund Solutions	(3,404)	(2,300)	(1,482)	(1,550)	(500)
Total	(5,092)	(5,527)	(4,176)	(4,173)	(2,290)
Recoveries:
Real estate:
Residential	151	448	88	40	34
Commercial	284	1,074	159	313	5
Construction	35	300	12	—	—
Commercial	43	100	271	24	15
Consumer	348	26	412	502	616
Home equity	56	366	2	65	9
Tax Refund Solutions	2,022	450	1,435	481	229
Total	2,939	2,764	2,379	1,425	908
Net loan charge offs	(2,153)	(2,763)	(1,797)	(2,748)	(1,382)
Provision for loan losses	1,748	6,574	3,338	3,493	1,382
Allowance for loan losses at end of year	$13,554	$13,959	$10,148	$8,607	$7,862
Ratios:
Allowance for loan losses to total loans	0.76%	0.88%	0.77%	0.73%	0.69%
Net loan charge offs to average loans outstanding	0.13	0.19	0.15	0.23	0.12
Allowance for loan losses to non performing loans	221	108	103	154	193

Table 9 depicts management’s allocation of the allowance for loan losses by loan type. The allowance allocation is based on management’s assessment of economic conditions, past loss experience, loan volume, past due history and other factors. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance.

Table 9 – Management’s Allocation of the Allowance for Loan Losses

	2004		2003		2002
As of December 31, (dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans
Real estate:
Residential	$1,580	48%	$1,502	48%	$1,283	46%
Commercial	8,993	28	8,935	28	6,986	31
Construction	200	4	805	4	764	5
Commercial	331	2	325	2	322	3
Consumer	2,306	4	2,263	4	700	3
Home equity	144	14	129	14	93	12
Total	$13,554	100%	$13,959	100%	$10,148	100%

Asset Quality

Loans, including impaired loans under SFAS 114, but excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  These loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off.

Consumer loans, exclusive of deferred deposits and RALs, are not placed on non-accrual status, but are reviewed periodically and charged off when they reach 120 days past due or are deemed uncollectible.  Deferred deposits, by contract with the Company’s Marketer/Servicers, are generally charged off 60 days from the day that they become uncollectible.  All uncollectible deferred deposits are subject to a Marketer/Servicer guarantee.  RALs traditionally undergo a review in March of each year and those deemed uncollectible by management are charged off against the allowance for loan losses.

Total non performing loans to total loans decreased to 0.34% at December 31, 2004, down from 0.82% at December 31, 2003, while the total balance of non performing loans decreased by $6.8 million for the same period.   The decrease in the non performing loans category was primarily related to several large commercial real estate relationships that paid off or paid down during 2004.

Table 10 – Non performing Assets

As of December 31, (dollars in thousands)	2004	2003	2002	2001	2000

Loans on non-accrual status(1)	$5,763	$12,466	$7,967	$5,056	$3,100
Loans past due 90 days and still on accrual	371	473	1,915	521	984
Total non performing loans	6,134	12,939	9,882	5,577	4,084
Other real estate owned	657	—	320	149	478
Total non performing assets	$6,791	$12,939	$10,202	$5,726	$4,562
Percentage of non performing loans to total loans	0.34%	0.82%	0.75%	0.47%	0.36%
Percentage of non performing assets to total loans	0.38	0.82	0.78	0.48	0.40

(1)       Loans on non-accrual status include impaired loans. See Note 4 to the Consolidated Financial Statements for additional discussion on impaired loans.

Republic defines impaired loans to be those commercial real estate loans that management has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans, which are a component of loans on non-accrual status, decreased from $6.2 million at December 31, 2003 to $2.7 million at December 31, 2004.  At December 31, 2004, the impaired balance was attributable to three commercial real estate lending relationships.

Investment Securities

Table 11 – Investment Securities Portfolio

December 31, (in thousands)	2004	2003	2002	2001	2000

Securities Available for Sale:
U.S. Treasury and Government agency securities	$291,697	$154,818	$51,123	$32,023	$87,309
Mortgage backed securities, including CMOs	161,663	140,702	151,924	179,576	65,556
Corporate bonds	—	—	—	—	18,810
Other securities	—	—	—	—	125
Total securities available for sale	453,360	295,520	203,047	211,599	171,800

Securities to be Held to Maturity:
U.S. Treasury and Government agency securities	20,112	9,707	8,175	50,995	40,375
States and political subdivisions	—	—	100	200	275
Mortgage backed securities, including CMOs	78,121	105,704	77,137	31,151	63,118
Total securities to be held to maturity	98,233	115,411	85,412	82,346	103,768
Total investment securities	$551,593	$410,931	$288,459	$293,945	$275,568

Securities available for sale primarily consists of U.S. Treasury and U.S. Government Agency obligations, including agency MBSs and agency collateralized mortgage obligations (“CMOs”).  The MBSs primarily consist of hybrid mortgage securities, as well as other adjustable rate mortgage securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”).  CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly.   The Company primarily uses the securities portfolio as collateral for securities sold under agreements to repurchase (“repurchase agreements”) and, along with FHLB borrowings, to mitigate its risk position from changing interest rates. Strategies for the securities portfolio may also be influenced by economic and market conditions, loan demand, deposit mix, and liquidity needs.

Securities available for sale increased from $296 million at December 31, 2003 to $453 million at December 31, 2004. The increase in the available for sale portfolio is substantially attributed to growth in securities that were used as collateral for repurchase agreements.  Because a substantial portion of the Company’s existing securities portfolio is pledged as collateral on repurchase agreements, any increase or decrease in repurchase agreement balances typically leads to a corresponding increase or decrease of balances within the securities portfolio.

During 2004, Republic purchased $4.1 billion in securities and had maturities of $3.9 billion.  Approximately $3.7 billion of the securities purchased were agency discount notes, which the Company utilized primarily for collateral purposes.  The average yield on these discount notes was 1.31% with an average term of 7 days.

Table 12 – Securities Available for Sale

As of December 31, 2004 (dollars in thousands)	Amortized Cost	Fair Value	Average Maturity in Years	Weighted Average Yield

U.S. Treasury and U.S. Government agency securities:
Within one year	$112,275	$112,252	0.01	2.00%
Over one through five years	180,650	179,445	2.57	2.96
Total U.S. Treasury and U.S Government agency securities	292,925	291,697	1.59	2.60
Total mortgage backed securities, including CMOs*	161,179	161,663	7.11	4.01
Total securities available for sale	$454,104	$453,360	3.55	3.10

Table 13 – Securities to be Held to Maturity

As of December 31, 2004 (dollars in thousands)	Amortized Cost	Fair Value	Average Maturity in Years	Weighted Average Yield

U.S. Treasury and U.S. Government agency securities:
Over one through five years	$20,112	$20,057	1.04	3.12%
Total mortgage backed securities, including CMOs*	78,121	78,072	4.16	3.64
Total securities to be held to maturity	$98,233	$98,129	3.52	3.54

* The average maturity of mortgage backed securities, including CMOs, is calculated based on contractual maturity.

Deposits

Total deposits were $1.4 billion at December 31, 2004 compared to $1.3 billion at December 31, 2003. Interest-bearing deposits increased $52 million while non interest-bearing deposits increased $69 million from December 31, 2003 to December 31, 2004.

The increase in non interest-bearing accounts relates primarily to growth in escrow, retail and commercial transaction accounts across the Company’s retail banking center network.  Interest-bearing accounts experienced increased across several different product lines, including demand accounts, money market accounts and certificates of deposit.  These increases were partially offset by a decline in Internet money market accounts and brokered deposits.

Demand accounts increased $33 million in 2004 primarily from the promotion of the Company’s “High Interest Checking” product.  Through much of 2004, this product was offered at a premium rate of interest with balances growing over $290 million.   When the Federal Reserve Bank began raising short-term interest rates late in the second quarter, however, management began moderating the rate on this product to more closely match market levels.  As a result, the balances in this product began to decline in the third quarter of 2004.  Management anticipates a strategy that includes continued moderation of the rate paid on this product during the first quarter of 2005 unless additional funds are needed to meet loan demand or for liquidity purposes.

Money market accounts increased $60 million during 2004.  The majority of the increase was the result of growth in the Company’s Premier First product. Premier First accounts represent ‘Cash Management’s’ primary product offering for medium to large business account clients.

Both Internet money market accounts and brokered deposits were utilized in the first quarter of 2004 as a funding mechanism for RALs.  The Internet money market accounts were accumulated beginning in the third quarter of 2003.  Upon completion of the tax season in March 2004, management reduced the rate paid on the Internet money market product and, as anticipated, began experiencing run-off from these accounts for the remainder of 2004.

The Company acquired brokered deposits beginning in the fourth quarter of 2003.  Because the funding needs for RALs are short-term in nature, a substantial portion of these brokered deposits had maturities of less than one year. The Company will utilize brokered deposits again in the first quarter of 2005 to partially fund RAL volume.  The brokered deposits will have terms ranging from three months to four years with an average expected term of 12 to 18 months.  Management chose to extend these deposits beyond the 2005 tax season in order to moderate the Company’s interest rate risk position in the event of future market interest rate increases.

Table 14 – Deposits

December 31, (in thousands)	2004	2003	2002	2001	2000

Demand (NOW and SuperNOW)	$304,264	$271,022	$222,316	$46,532	$15,156
Money market accounts	184,334	124,145	90,637	94,077	122,116
Internet money market accounts	45,076	96,034	47,824	44,838	69,239
Savings	41,080	35,735	23,993	16,293	12,584
Money market certificates of deposit	71,841	70,208	80,190	155,601	76,818
Individual retirement accounts	47,324	42,073	37,530	34,299	32,933
Certificates of deposit, $100,000 and over	194,666	196,026	111,204	87,154	106,313
Other certificates of deposit	221,098	203,893	249,798	258,012	321,185
Brokered deposits	46,254	64,655	1,238	—	100
Total interest-bearing deposits	1,155,937	1,103,791	864,730	736,806	756,444
Total non interest-bearing deposits	261,993	193,321	175,460	129,552	107,317
Total	$1,417,930	$1,297,112	$1,040,190	$866,358	$863,761

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings increased $144 million during 2004. The majority of this increase was attributable to two new large cash management accounts opened in 2004 with total balances at year-end of $122 million.  In addition, the Company realized an increase in the balance of an existing large account of $10 million during 2004. Because of the transactional nature of these cash management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

FHLB Borrowings

FHLB Borrowings increased $76 million during the year to $496 million at December 31, 2004.  The increase in advances was primarily utilized to fund the growth in the loan portfolio and to mitigate the Company’s exposure to changing market interest rates.

Approximately $381 million of the Company’s advances are fixed, with the majority having original maturities ranging from one through six years.  The current weighted average maturity of all FHLB borrowings outstanding at December 31, 2004 is three years.  Approximately $58 million of these fixed rate borrowings are scheduled to mature in 2005 with a weighted average coupon rate of 2.57%.

The remaining $115 million in the Company’s borrowings consists of convertible advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years.   At the end of their respective fixed rate periods, the FHLB has the right to convert the borrowings to floating rate advances tied to LIBOR.  If the FHLB elects to convert the debt to a floating rate instrument, Republic also has the right to pay off the advances without penalty.  The Company has $90 million in these advances with a weighted average coupon of 5.17% that are currently eligible to be converted on their quarterly repricing date.  Based on market conditions at this time, management does not believe these advances are likely to be converted in the short-term.

Liquidity

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities.  Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. Republic’s banking centers and its Internet site, www.republicbank.com, also provide access to retail deposit markets.  These retail deposits, if offered at attractive rates, have historically been a source of additional funding when needed.  The Company utilized brokered deposits during 2003 and 2004 to partially fund RALs and in part to fund loan growth. The Company will increase its utilization of brokered deposits during the first quarter of 2005 to partially fund RALs as well.

Traditionally, the Company has also utilized borrowings from the FHLB to supplement its funding requirements.  On December 31, 2004, the Company had capacity with the FHLB to borrow an additional $154 million. While Republic utilizes numerous funding sources in order to meet liquidity requirements, the Company also has $160 million in approved unsecured line of credit facilities available at December 31, 2004 through various third party sources.  The purpose of these lines of credit is to provide short-term working capital to the Bank, if necessary.  In addition to brokered deposits, the Company will also utilize a mix of overnight borrowings from the FHLB and unsecured credit lines to fund RALs during the 2005 tax season.

Liquidity at the Parent Company level should be considered separately from the consolidated liquidity since there are restrictions on the ability of the banking affiliates to distribute funds to the Parent Company. The Parent Company is defined as the Company on an unconsolidated basis.  As of December 31, 2004 the Parent Company’s primary source of liquidity was potential dividends from its subsidiaries and existing cash on hand of $4.6 million.

Capital

Total stockholders’ equity increased from $169 million at December 31, 2003 to $196 million at December 31, 2004. The increase in stockholders’ equity was primarily attributable to net income earned during 2004 and, to a lesser extent, Company stock option exercises.  There was a decline in accumulated other comprehensive income as a result of a decrease in the value of the available for sale securities portfolio.

During the first quarter of 2004, the Company declared a five percent (5%) stock dividend. The Company also declared a five percent (5%) stock dividend in January 2005 payable to shareholders of record as of March 25, 2005.  For each of the stock dividends, Class A Shareholders received five additional shares of Class A Common Stock for every 100 shares they owned and Class B shareholders received the same ratio of Class B Common Stock.  A cash payment was paid in lieu of all fractional shares. All per share and share amounts have been adjusted to reflect both stock dividends.

Prior to 2000, Republic’s board of directors approved a Class A Common Stock repurchase program of 551,250 shares.  In March 2003, the Company’s board of directors authorized management to purchase an additional 275,625 shares bringing the total shares authorized for purchase to 826,875. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s board of directors terminates the program. Republic repurchased 20,580 shares during 2004 and 27,618 shares during 2003.  Through December 31, 2004, Republic has purchased 567,200 shares with a weighted average cost of $9.74 and a total cost of $5.5 million.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I leverage, Tier I risk based and total risk based capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the Federal Reserve and FDIC.  Republic’s average capital to average assets ratio was 8.01% at December 31, 2004 compared to 8.69% at December 31, 2003.  Republic has elected and successfully maintains financial holding company status.

Formal measurements of the capital ratios for the Company and the Republic Bank & Trust Company are done at each quarter end.  However, the Company does more frequent estimates of its capital classification during late January and early February of each year because of the significant amount of RAL originations.    The Company and Republic Bank & Trust Company could potentially be classified as adequately capitalized as opposed to well capitalized if it were it to do a formal computation in January or February.  Payments are received from the IRS each Friday during the RAL season and if the Company and the Bank were to be classified as adequately capitalized, generally they would move back into the well capitalized classification with each payment.

In March 2004, the Company received final regulatory approval to execute an intragroup trust preferred transaction, which will provide Republic Bank & Trust Company access to additional capital markets, if needed, in the future.  On a consolidated basis, this transaction has had no impact to the capital levels and ratios of the Company.  The subordinated debentures held by Republic Bank & Trust Company, as a result of this transaction, however, are treated as Tier 2 capital based on requirements administered by the Bank’s federal banking agency.  If Republic Bank & Trust Company’s Tier I capital ratios should not meet the minimum requirement to be well capitalized, the Company could immediately modify the transaction in order to maintain its well capitalized status.

Off Balance Sheet Arrangements

Table 15 – Off Balance Sheet Items

	Maturity by Period
December 31, 2004 (in thousands)	Less than one year	Greater than one year to three years	Greater than three years to five years	Greater than five years	Total

Standby letters of credit	$20,738	$2,900	$40	$109	$23,787
FHLB letters of credit	73,137	14,724	—	—	87,861
Commitments to extend credit	357,800	20,491	330	2,941	381,562

Standby letters of credit represent commitments by the Company to repay a third party beneficiary when a customer fails to repay a loan or debt instrument. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit.  In addition to credit risk, the Company also has liquidity risk associated with stand by letters of credit because funding for these obligations could be required immediately.  The Company does not deem this risk to be material.

The Company obtained letters of credit from the FHLB to be used as collateral on public funds deposits and as credit enhancements for client bond offerings.  Approximately $28 million of these letters of credit at December 31, 2004 were used as credit enhancements for client bond offerings.  The remaining $60 million was used to collateralize a public funds deposit, which the Company classifies as a short-term borrowing.

Loan commitments generally consist of unfunded home equity lines of credit and commitments related to the origination of mortgage loans held for sale.  These commitments generally have variable rates.

Aggregate Contractual Obligations

Table 16 – Aggregate Contractual Obligations

	Maturity by Period
December 31, 2004 (in thousands)	Less than one year	Greater than one year to three years	Greater than three years to five years	Greater than five years	Total
Deposits	$1,071,870	$264,231	$68,221	$13,608	$1,417,930
Federal Home Loan Bank borrowings	92,570	160,000	150,500	93,317	496,387
Lease commitments	3,132	4,754	2,748	9,670	20,304
Total	$1,167,572	$428,985	$221,469	$116,595	$1,934,621

Deposits represent non interest-bearing, money market, savings, NOW, certificates of deposits, brokered and all other deposits held by the Company.  Amounts that have an indeterminate maturity period are included in the less than one-year category above.

FHLB borrowings represent the amounts that are due to the FHLB. These amounts have fixed maturity dates.  Some of these borrowings, although fixed, are subject to conversion provisions at the option of the FHLB or the Company and can be prepaid these advances without a penalty.  Management does not believe these advances will likely be converted in the short-term.

Lease commitments represent the total minimum lease payments under non cancelable operating leases.

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

Republic utilizes an earnings simulation model to analyze net interest income sensitivity.  Potential changes in market interest rates and their subsequent effects on net interest income are then evaluated.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve.  These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario.  Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income.  Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies.  Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.  For example, in the second half of 2004, short-term interest rates increased as much as 125 basis points while long-term interest rates remained relatively stable.

The interest sensitivity profile of Republic at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, as well as their relative pricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth and other factors.

The following tables illustrate Republic’s estimates earnings sensitivity profile based on the asset/liability model as of December 31 2004 and 2003:

Table 17 – Interest Rate Sensitivity for 2004

	Decrease in Rates			Increase in Rates
(dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$282	$278	$517	$707	$965
Investments	16,315	18,125	19,798	22,359	24,642
Loans, excluding fees	98,136	102,799	108,057	113,612	118,919
Total interest income	114,733	121,202	128,372	136,678	144,526

Projected interest expense:
Deposits	20,671	22,902	27,459	34,031	40,715
Securities sold under agreements to repurchase	4,977	5,256	8,110	11,902	15,505
Federal Home Loan Bank borrowings	19,294	19,668	19,896	20,161	20,965
Total interest expense	44,942	47,826	55,465	66,094	77,185
Net interest income	$69,791	$73,376	$72,907	$70,584	$67,341
Change from base	$(3,116)	$469		$(2,323)	$(5,566)
% Change from base	(4.27)%	0.64%		(3.19)%	(7.63)%

Table 18 - Interest Rate Sensitivity for 2003

	Decrease in Rates			Increase in Rates
(dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$103	$70	$92	$941	$1,303
Investments	6,420	7,129	10,487	12,920	15,224
Loans, excluding fees	86,782	90,649	94,814	100,166	105,724
Total interest income	93,305	97,848	105,393	114,027	122,251

Projected interest expense:
Deposits	17,541	18,867	22,555	29,284	35,970
Securities sold under agreements to repurchase	1,018	1,368	2,503	5,057	7,607
Federal Home Loan Bank borrowings	16,673	16,714	16,795	16,749	17,214
Total interest expense	35,232	36,949	41,853	51,090	60,791
Net interest income	$58,073	$60,899	$63,540	$62,937	$61,460
Change from base	$(5,467)	$(2,641)		$(603)	$(2,080)
% Change from base	(8.60)%	(4.16)%		(0.95)%	(3.27)%

Market and Dividend Information

Republic’s Class A Common Stock is traded on the NASDAQ National Market System (NASDAQ) under the symbol ‘RBCAA’.  The following table sets forth the high and low sales prices of the Class A Common Stock and the dividends declared on the Class A Common Stock and Class B Common Stock during the past two years.

	2004
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B
March 31	$18.73	$16.64	$0.060	$0.054
June 30	19.34	16.36	0.073	0.067
September 30	22.65	17.36	0.073	0.067
December 31	27.88	21.75	0.073	0.067

	2003
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B
March 31	$10.98	$9.80	$0.050	$0.045
June 30	13.76	10.50	0.060	0.054
September 30	17.49	12.96	0.060	0.054
December 31	18.62	16.66	0.289	0.263

There is no established public trading market for the Class B Common Stock.  At February 11, 2005, the Class A Common Stock was held by 816 shareholders of record and the Class B Common Stock was held by 171 shareholders of record.  The Company intends to continue its historical practice of paying quarterly cash dividends although there is no assurance by the Board of Directors that such dividends will continue to be paid in the future.  The payment of dividends in the future is dependent on future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and other considerations. The Board of Directors has not approved any additional special cash dividends, such as the amount declared and paid during the fourth quarter of 2003.  The Board of Directors, however did declare a five percent (5%) stock dividend in the first quarter of 2004 and an additional five percent (5%) stock dividend during the first quarter of 2005.  The payment of dividends is subject to the regulatory restrictions described in Note 13 of the Company’s Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

See discussion in Note 1 to the consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The information included under the caption “ASSET/LIABILITY MANAGEMENT AND MARKET RISK” is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.  Financial Statements and Supplementary Data.

The following are included below:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of Republic Bancorp, Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the Company’s annual consolidated financial statements and related financial data contained in this report. All information has been prepared in accordance with United States of America generally accepted accounting principles and, as such, includes certain amounts that are based on Management’s best estimates and judgments.

The consolidated financial statements presented in this report have been audited by Crowe Chizek and Company LLC, who have been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors, and various committees of the Board.  Management believes that all representations made to Crowe Chizek and Company LLC during the audit were valid and appropriate.

Management is responsible for establishing and maintaining internal control over financial reporting presented in conformity with both United States of America generally accepted accounting principles and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income.  Two of the objectives of internal control are to provide reasonable assurance to Management and the Board of Directors that transactions are properly authorized and recorded in our financial records, and that the preparation of the Company’s financial statements and other financial reporting is done in accordance with Unites States of America generally accepted accounting principles.

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, in relation to the criteria described in the report, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

There are inherent limitations in the effectiveness of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of internal control can vary with changes in circumstances. Nonetheless, based on its assessment, Management believes that as of December 31, 2004, Republic Bancorp, Inc.’s internal control was effective in achieving the objectives stated above. Crowe Chizek and Company LLC has provided its report of this assessment in a separate report dated March 14, 2005.

The Board of Directors is responsible for reviewing and monitoring the policies and practices employed by Management in preparing the Company’s financial reporting. This is accomplished through its Audit Committee, which is comprised of directors who are not officers or associates of the Company. The Audit Committee reviews accounting policies, control procedures, internal and independent audit reports, and regulatory examination reports with Management, the Company’s internal auditors, and representatives of Crowe Chizek and Company LLC. Both the Company’s internal auditors and the representatives of Crowe Chizek and Company LLC have full and free access to the Audit Committee to discuss any issues which arise out of their examinations without Management present.

/s/ Bernard M. Trager	/s/ Steven E. Trager	/s/ Kevin Sipes
Bernard M. Trager	Steven E. Trager	Kevin Sipes
Chairman of the Board	President and	Executive Vice President and
Republic Bancorp, Inc.	Chief Executive Officer	Chief Financial Officer
	Republic Bancorp, Inc.	Republic Bancorp, Inc.

March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Republic Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Republic Bancorp, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States of America generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Republic Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO.  Also, in our opinion, Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Republic Bancorp, Inc. as of December 31, 2004 and 2003 and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 14, 2005 expressed an unqualified opinion.

/s/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC

Louisville, Kentucky
March 14, 2005

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Board of Directors and Stockholders

of Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of Republic’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2004, in conformity with United States of America generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion.

/s/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC

Louisville, Kentucky
March 14, 2005

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2004	2003

ASSETS:
Cash and cash equivalents	$77,850	$61,181
Securities available for sale	453,360	295,520
Securities to be held to maturity (fair value $98,129 in 2004 and $114,736 in 2003)	98,233	115,411
Mortgage loans held for sale	16,485	13,732
Loans, net of allowance for loan losses of $13,554 and $13,959 (2004 and 2003)	1,775,545	1,567,993
Federal Home Loan Bank stock, at cost	20,321	19,148
Premises and equipment, net	33,843	34,329
Other assets and accrued interest receivable	23,285	20,762

TOTAL ASSETS	$2,498,922	$2,128,076

LIABILITIES:
Deposits:
Non interest-bearing	$261,993	$193,321
Interest-bearing	1,155,937	1,103,791
Total deposits	1,417,930	1,297,112
Securities sold under agreements to repurchase and other short-term borrowings	364,828	220,345
Federal Home Loan Bank borrowings	496,387	420,178
Other liabilities and accrued interest payable	23,708	21,062

Total liabilities	2,302,853	1,958,697

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 100,000 shares authorized Series A 8.5% non cumulative convertible, none issued	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 16,899,905 shares (2004) and 16,795,440 shares (2003) issued, 16,738,200 shares (2004) and 16,599,388 shares (2003) outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,149,460 shares (2004) and 2,157,712 shares (2003) issued and outstanding	4,381	4,157
Additional paid in capital	58,117	40,260
Retained earnings	135,949	126,251
Unearned shares in Employee Stock Ownership Plan	(1,894)	(2,289)
Accumulated other comprehensive income (loss)	(484)	1,000

Total stockholders’ equity	196,069	169,379

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,498,922	$2,128,076

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2004	2003	2002

INTEREST INCOME:
Loans, including fees	$118,492	$107,645	$92,154
Securities:
Taxable	12,558	10,377	12,219
Non taxable	—	3	8
Federal Home Loan Bank stock and other	1,316	1,035	1,720
Total interest income	132,366	119,060	106,101

INTEREST EXPENSE:
Deposits	21,202	19,944	22,819
Securities sold under agreements to repurchase and other short-term borrowings	4,191	1,897	3,246
Federal Home Loan Bank borrowings	16,921	14,954	15,696
Total interest expense	42,314	36,795	41,761

NET INTEREST INCOME	90,052	82,265	64,340

Provision for loan losses	1,748	6,574	3,338

NET INTEREST INCOME, AFTER PROVISION FOR LOAN LOSSES	88,304	75,691	61,002

NON INTEREST INCOME:
Service charges on deposit accounts	13,460	10,019	7,805
Electronic refund check fees	5,268	3,981	3,198
Title insurance commissions	1,515	2,532	2,129
Mortgage banking income	3,148	11,104	6,894
Net gain on sale of securities	—	—	1,559
Debit card interchange fee income	2,492	1,825	1,441
Other	1,311	1,472	1,496
Total non interest income	27,194	30,933	24,522

NON INTEREST EXPENSES:
Salaries and employee benefits	34,552	32,509	28,379
Occupancy and equipment, net	13,915	12,416	9,984
Communication and transportation	2,809	2,729	2,329
Marketing and development	2,271	2,997	2,905
Bankshares tax	1,932	1,980	1,727
Supplies	1,385	1,481	1,139
Federal Home Loan Bank prepayment penalties	—	—	1,381
Data processing	1,602	1,722	1,575
Other	7,550	7,025	4,420
Total non interest expenses	66,016	62,859	53,839

INCOME BEFORE INCOME TAX EXPENSE	49,482	43,765	31,685

INCOME TAX EXPENSE	16,981	15,562	11,196

NET INCOME	$32,501	$28,203	$20,489

	2004	2003	2002

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized gain (loss) on securities available for sale	$(1,484)	$(1,598)	$3,334
Less: Reclassification of realized amount	—	—	1,013
Net unrealized gain (loss) recognized in comprehensive income	(1,484)	(1,598)	2,321

COMPREHENSIVE INCOME	$31,017	$26,605	$22,810

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.73	$1.51	$1.12
Class B Common Stock	1.70	1.47	1.10

DILUTED EARNINGS PER SHARE:
Class A Common Stock	1.66	1.48	1.09
Class B Common Stock	1.63	1.44	1.07

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 and 2002 (in thousands, except per share data)

						Unearned
						Shares in
						Employee	Accumulated
	Common Stock			Additional		Stock	Other	Total
	Class A	Class B		Paid In	Retained	Ownership	Comprehensive	Stockholders’
	Shares Outstanding	Shares Outstanding	Amount	Capital	Earnings	Plan	Income (Loss)	Equity

BALANCE, January 1, 2002	15,465	2,292	$3,953	$33,017	$90,873	$(3,005)	$277	$125,115

Stock options exercised, net of shares redeemed	224	3	49	1,258	(203)	—	—	1,104

Repurchase of Class A Common Stock	(17)	—	(3)	(29)	(131)	—	—	(163)

Conversion of Class B Common Stock to Class A Common Stock	114	(114)	—	—	—	—	—	—

Conversion of Capital Trust Preferred to Class A Common Stock	560	—	121	4,956	—	—	—	5,077

Shares committed to be released under the Employee Stock Ownership Plan	29	—	—	(28)	—	342	—	314

Dividends declared Common Stock:
Class A ($0.190 per share)	—	—	—	—	(3,081)	—	—	(3,081)
Class B ($0.172 per share)	—	—	—	—	(380)	—	—	(380)

Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	2,321	2,321

Net income	—	—	—	—	20,489	—	—	20,489

BALANCE, December 31, 2002	16,375	2,181	4,120	39,174	107,567	(2,663)	2,598	150,796

Stock options exercised, net of shares redeemed	197		43	1,620	(678)	—	—	985

Repurchase of Class A and Class B Common Stock	(22)	(5)	(6)	(57)	(316)	—	—	(379)

Conversion of Class B Common Stock to Class A Common Stock	18	(18)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	31	—	—	73	—	374	—	447

						Unearned
						Shares in
						Employee	Accumulated
	Common Stock			Additional		Stock	Other	Total
	Class A	Class B		Paid In	Retained	Ownership	Comprehensive	Stockholders’
	Shares Outstanding	Shares Outstanding	Amount	Capital	Earnings	Plan	Income (Loss)	Equity

Dividends declared Common Stock:
Class A ($0.459 per share)	—	—	—	—	(7,622)	—	—	(7,622)
Class B ($0.417 per share)	—	—	—	—	(903)	—	—	(903)

Notes receivable on common stock, net of cash payments	—	—	—	(550)	—	—	—	(550)

Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(1,598)	(1,598)

Net income	—	—	—	—	28,203	—	—	28,203

BALANCE, December 31, 2003	16,599	2,158	4,157	40,260	126,251	(2,289)	1,000	169,379

Stock options exercised, net of shares redeemed	117	—	25	1,494	(725)	—	—	794

Repurchase of Class A Common Stock	(20)	—	(4)	(62)	(317)	—	—	(383)

Conversion of Class B Common Stock to Class A Common Stock	9	(9)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	33	—	—	285	—	395	—	680

Dividends declared Common Stock:
Class A ($0.280 per share)	—	—	—	—	(4,653)	—	—	(4,653)
Class B ($0.254 per share)	—	—	—	—	(548)	—	—	(548)

Stock dividend	—	—	203	16,357	(16,560)	—	—	—

Notes receivable on common stock, net of cash payments	—	—	—	(217)	—	—	—	(217)

Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(1,484)	(1,484)

Net income	—	—	—	—	32,501	—	—	32,501

BALANCE, December 31, 2004	16,738	2,149	$4,381	$58,117	$135,949	$(1,894)	$(484)	$196,069

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2004	2003	2002
CASHFLOWS FROM OPERATING ACTIVITIES:
Net income	$32,501	$28,203	$20,489
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, net	7,313	6,050	4,262
Federal Home Loan Bank stock dividends	(822)	(756)	(949)
Provision for loan losses	1,748	6,574	3,338
Net gain on sale of mortgage loans held for sale	(2,861)	(12,718)	(6,998)
Net gain on sale of securities available for sale	—	—	(1,559)
Origination of mortgage loans held for sale	(254,421)	(798,657)	(790,657)
Proceeds from sale of mortgage loans held for sale	254,529	863,338	767,452
Employee Stock Ownership Plan expense	680	447	314
Changes in assets and liabilities:
Other assets and accrued interest receivable	(1,572)	(1,881)	(4,967)
Other liabilities and accrued interest payable	2,210	3,350	2,729
Net cash provided by (used in) operating activities	39,305	93,950	(6,546)

CASHFLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(4,097,326)	(508,371)	(333,751)
Purchases of securities to be held to maturity	(61,180)	(145,305)	(101,590)
Purchases of Federal Home Loan Bank stock	(351)	(68)	—
Proceeds from calls, maturities and paydowns of securities to be held to maturity	78,292	115,214	98,474
Proceeds from calls, maturities and paydowns of securities available for sale	3,937,964	412,935	288,937
Proceeds from sales of securities available for sale	—	—	58,227
Net increase in loans	(211,169)	(275,952)	(127,929)
Purchases of premises and equipment, net	(5,819)	(16,593)	(7,560)
Net cash used in investing activities	(359,589)	(418,140)	(125,192)

CASHFLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	120,818	221,093	134,348
Net change in securities sold under agreements to repurchase and other short-term borrowings	144,483	31,245	(17,610)
Payments on Federal Home Loan Bank borrowings	(24,716)	(75,818)	(70,258)
Proceeds from Federal Home Loan Bank borrowings	100,925	176,697	92,607
Repurchase of Common Stock	(383)	(379)	(163)
Redemption of the Company’s guaranteed preferred beneficial interests in Republic’s subordinated debentures	—	—	(775)
Proceeds from Common Stock options exercised, net	794	985	1,104
Cash dividends paid	(4,968)	(8,305)	(3,231)
Net cash provided by financing activities	336,953	345,518	136,022

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,669	21,328	4,284

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	61,181	39,853	35,569

CASH AND CASH EQUIVALENTS AT END OF YEAR	$77,850	$61,181	$39,853

	2004	2003	2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$41,981	$36,170	$38,036
Income taxes	14,237	16,412	11,600

SUPPLEMENTAL NONCASH DISCLOSURES:
Conversion of the Company’s guaranteed preferred beneficial interests in Republic’s subordinated debentures to Class A Common Stock	$—	$—	$5,077
Client transfers from securities sold under agreements to repurchase into deposits	—	35,829	39,484
Transfers from loans to real estate acquired in settlement of loans	1,652	750	770

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (together referred to as the “Bank”), Republic Funding Company and Republic Invest Co.  Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC and Republic Insurance Agency, LLC.  All companies are collectively referred to as “Republic” or the “Company”. All significant intercompany balances and transactions have been eliminated in consolidation.

Republic operates 33 banking centers, primarily in the retail banking industry and conducts its operations predominately in metropolitan Louisville, Kentucky, central Kentucky, southern Indiana and through an Internet banking software application.  Republic also operates two loan production offices in the Louisville, Kentucky market. Republic’s consolidated results of operations are dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities.  Principal interest-earning assets are securities and real estate mortgage, commercial and consumer loans.  Interest-bearing liabilities primarily consist of interest-bearing deposit accounts and short-term and long-term borrowings.

Republic Bank & Trust Company originates deferred deposits, which are classified as consumer loans, whereby customers receive cash advances in exchange for a check for the advanced amount plus a fixed fee (commonly referred to as a “payday loan” or “payday lending”).  The Company promotes this product through two third party relationships known as Marketer/Servicers.  Republic Bank & Trust Company, through its Marketer/Servicers, originates deferred deposits in Texas, North Carolina, Pennsylvania and Arkansas.

Republic Bank & Trust Company is one of a limited number of financial institutions, which facilitate the payment of federal and state tax refunds through tax preparers located throughout the United States.  The Company facilitates the payment of these tax refunds through three primary products: Refund Anticipation Loans (“RALs”), Electronic Refund Checks (“ERCs”) and Electronic Refund Deposits (“ERDs”).  RALs are classified as consumer loans.  ERCs and ERDs are products whereby Republic Bank & Trust Company transmits, via a check or electronic deposit, a taxpayers refund once it is received from the respective state or federal government.

Other sources of income include fees charged to customers for trust services.  Republic also generates revenue from its mortgage banking activities, which include the origination and sale of loans in the secondary market and servicing loans for others.

Republic’s operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, marketing and development and other general and administrative expenses.  Republic’s results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Use of Estimates – Financial statements prepared in conformity with United States generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Material estimates that are particularly susceptible to significant change in the short-term relate to the determination of the allowance for loan losses and mortgage servicing rights (“MSRs”). Actual results could differ from these estimates.

Significant Group Concentrations of Credit Risk – The Company does not have any significant concentrations of credit risk to any one industry or relationship.

Earnings Concentration – Approximately 39% of net income contribution during 2004 was derived from Tax Refund Solutions and Deferred Deposits which consist of relationships which if terminated could have a materially adverse impact on net income.  See Footnote 21 for additional discussion.

Cash and Cash Equivalents – For purpose of the consolidated statement of cash flows, cash and cash equivalents include cash, deposits with other financial institutions with original maturities under 90 days and federal funds sold.

Securities – Securities to be held to maturity are those which Republic has the positive intent and ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

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

Declines in the fair value of securities to be held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and short-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank (“FHLB”) stock is carried at cost.

Mortgage Banking Activities – Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value, as determined by aggregate outstanding commitments from investors or current investor yield requirements.  To deliver closed loans to the secondary market and to moderate its interest rate risk prior to sale, more often than not, Republic enters into non-exchange traded mandatory forward sales contracts, which are considered derivative instruments.  These contracts totaled $21 million and $24 million  at December 31, 2004 and 2003.  The aggregate market value of mortgage loans held for sale takes into consideration the price of the sales contracts.

Loan commitments related to the origination of mortgage loans held for sale are considered derivative instruments. Republic’s commitments are for fixed rate mortgage loans, generally lasting 60 to 90 days and are at market rates when initiated.  Republic had commitments to originate $15 million and $21 million in loans as of December 31, 2004 and 2003 that it intends to sell or were sold after the loans are or were closed.  Sales contract derivatives are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives and loans held for sale, and both are carried at their fair value with changes included in earnings.  Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs, the Company expects to receive on loans sold with servicing retained.  MSRs are capitalized as separate assets when loans are sold and servicing is retained.  Prior to 2003, loans sold in the secondary market had been primarily sold with servicing released which did not result in an MSR.  Beginning in 2003, Republic sold substantially all of its loans into the secondary market with servicing retained and a corresponding MSR.  This transaction is posted as a credit to net gain on sale of loans, a component of mortgage banking income.  The carrying value of MSRs is amortized in proportion to and over the period of net servicing income and this amortization is recorded as a reduction to mortgage banking income.  The total MSR asset, net of amortization, recorded at December 31, 2004 and 2003 is $5.3 million and $4.8 million.

The carrying value of the MSR asset is periodically reviewed for impairment based on the fair value of the MSR, using groupings of the underlying loans by interest rates and by geography and prepayment characteristics.  Any impairment of a grouping would need to be reported as a valuation allowance.  A primary factor influencing the fair value is the estimated life of the underlying loans serviced.  The estimated life of the loans serviced is significantly influenced by market interest rates.  During a period of declining interest rates, the fair value of the MSRs generally will decline due to expected prepayments within the portfolio.  Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase as prepayments on the underlying loans would be expected to decline. Management utilizes an independent third party on at least a quarterly basis to assist with the fair value estimate of the MSRs.  Based on the estimated fair value at December 31, 2004 and 2003, management determined no impairment of these assets existed.  On an ongoing basis, management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained.

Loan servicing income is recorded as principal payments are collected and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.  Costs of loan servicing, which are included in mortgage banking income, are charged to expense as incurred.

Loans – Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-

off are reported at their outstanding principal balance adjusted for any charge offs, the allowance for loan losses and any deferred fees or costs.

Interest on loans is computed on the principal balance outstanding.  Loan origination fees and certain direct loan origination costs relating to successful loan origination efforts are deferred and recognized over the estimated lives of the related loans as a yield  adjustment.

Generally, the accrual of interest on loans, including impaired loans, is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loans are well secured and in the process of collection.

Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the ultimate collectibility of principal.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  Such loans remain on non-accrual status until the borrower demonstrates the ability to remain current or the loan is deemed uncollectible and is charged off.  Consumer loans generally are not placed on non-accrual status but are reviewed periodically and generally charged off when they reach 120 days past due or are deemed uncollectible.

Allowance for Loan Losses – The allowance for loan losses is established as losses are estimated to have occurred through the provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as additional information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non classified loans and is based on historical loss experience adjusted for qualitative factors. There are underlying uncertainties that could affect management’s estimate of probable losses and there is a margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment history and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Premises and Equipment, Net – Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed over the estimated useful lives of the related assets on the straight-line method.  Estimated lives are 25 to 39 years for buildings and improvements, three to five years for furniture, fixtures and equipment and three to nine years for leasehold improvements.

Long Lived Assets – Long lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at discounted amounts.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowing – Substantially all securities sold under agreements to repurchase (“Repurchase Agreements”) liabilities represent amounts advanced by customers.  Securities are pledged to cover most of these liabilities as they are not covered by federal deposit insurance.  Certain of these liabilities are secured by private insurance purchased by Republic or FHLB letters of credit rather than by security pledges.  Other short-term borrowings primarily consist of federal funds purchased.

Stock Option Plans – Employee compensation expense under stock option plans is reported using the intrinsic value method.  No stock based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

(dollars in thousands, except per share data)	2004	2003	2002

Net income, as reported	$32,501	$28,203	$20,489
Less: Stock based compensation expense determined under the fair value based method	574	722	645
Pro forma net income	$31,927	$27,481	$19,844

Earnings per share, as reported:
Class A Common Stock	$1.73	$1.51	$1.12
Class B Common Stock	1.70	1.47	1.10

Pro forma basic earnings per share:
Class A Common Stock	1.70	1.48	1.10
Class B Common Stock	1.67	1.43	1.09

Diluted earnings per share, as reported:
Class A Common Stock	1.66	1.48	1.09
Class B Common Stock	1.63	1.44	1.07

Pro forma diluted earnings per share:
Class A Common Stock	1.63	1.45	1.07
Class B Common Stock	1.61	1.40	1.06

There were 538,125; 101,981 and 962,483 options granted during 2004, 2003 and 2002.

The weighted average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in the Black-Scholes option pricing model are as follows:

	2004	2003	2002

Assumptions:
Risk free interest rate	3.70%	3.17%	4.83%
Expected dividend yield	1.69	2.05	1.97
Expected life of options (in years)	5.82	6.00	5.95
Expected volatility	21%	24%	32%

Estimated fair value per share	$3.96	$2.64	$3.09

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost is measured at fair value and expensed over the period during which an employee is required to provide service in exchange for the award. The Company will prospectively adopt this standard on July 1, 2005.  Transitionally, compensation cost will  be recorded for prior option grants that vest after the date of adoption. Existing options that will vest after the adoption date are estimated to result in additional compensation expense of $500,000 during the balance of 2005, $900,000 in 2006, $700,000 in 2007, $500,000 in 2008 and $400,000 in 2009 and thereafter.  The effect on results of operations of future option grants will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so the future impact to the results of operations cannot currently be predicted. Upon adoption, there will be no significant effect on the Company’s financial position, as total equity will not change.

Income Taxes – Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Employee Stock Ownership Plan (“ESOP”) – The cost of shares held by the ESOP, but not yet committed or allocated to participants, is shown as a reduction to stockholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  The difference between market price and the cost of shares committed to be released is recorded as an adjustment to additional paid in capital.  Dividends on allocated ESOP shares reduce retained earnings and dividends on unearned ESOP shares reduce debt and accrued interest.

Financial Instruments – Financial instruments include off balance sheet credit instruments, such as commitments to fund loans and standby letters of credit.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.  Instruments such as standby letters of credit are considered financial guarantees in accordance with FASB Interpretation No. 45 and are recorded at fair value.

Derivatives – Republic only utilizes derivative instruments as described in the section titled “Mortgage Banking Activities”.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are any such matters that will have a material effect on the financial statements.

Earnings Per Share – Earnings per share is based on net income (in the case of Class B Common Stock, less the dividend preference on Class A Common Stock), divided by the weighted average number of shares outstanding during the period.  For purposes of all earnings per share calculations, unallocated ESOP shares are not considered issued and outstanding until earned.  The diluted earnings per share calculation details the effect of additional common shares issuable under stock options and guaranteed preferred beneficial interests in Republic’s subordinated debentures.

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity, net of tax.

Segment Information – Segments represent parts of the Company evaluated by management with separate financial information.  Republic’s internal information is primarily reported and evaluated in four lines of business – banking, Tax Refund Solutions, mortgage banking and deferred deposits.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform with the current year presentation.  All prior period share and per share data have been restated to reflect the five percent (5%) stock dividend that was declared in the first quarter of 2004 and the five percent (5%) stock dividend that was declared in January 2005.

New Accounting Pronouncements – There are no new accounting pronouncements other than SFAS 123R discussed above under the section titled “Stock Option Plans” that will have a material impact on Republic’s consolidated financial statements.

2.              RESTRICTIONS ON CASH AND DUE FROMS

Republic is required by the Federal Reserve Bank to maintain average reserve balances.  Cash and due from banks in the consolidated balance sheet includes $1.4 million and $424,000 of reserve balances at December 31, 2004 and 2003.  The Company does not earn interest on these cash balances.

3.              SECURITIES

Securities available for sale:

December 31, 2004 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$292,925	$29	$(1,257)	$291,697
Mortgage backed securities, including CMOs	161,179	755	(271)	161,663

Total securities available for sale	$454,104	$784	$(1,528)	$453,360

December 31, 2003 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$154,533	$328	$(43)	$154,818
Mortgage backed securities, including CMOs	139,472	1,274	(44)	140,702

Total securities available for sale	$294,005	$1,602	$(87)	$295,520

Securities to be held to maturity:

December 31, 2004 (in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$20,112	$—	$(55)	$20,057
Mortgage backed securities, including CMOs	78,121	131	(180)	78,072

Total securities to be held to maturity	$98,233	$131	$(235)	$98,129

December 31, 2003 (in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$9,707	$18	$—	$9,725
Mortgage backed securities, including CMOs	105,704	82	(775)	105,011

Total securities to be held to maturity	$115,411	$100	$(775)	$114,736

The amortized cost and fair value of securities, by contractual maturity are as follows:

	Securities available for sale		Securities to be held to maturity
December 31, 2004 (in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$112,275	$112,252	$—	$—
Due after one year through five years	180,650	179,445	20,112	20,057
Mortgage backed securities, including CMOs	161,179	161,663	78,121	78,072

Total	$454,104	$453,360	$98,233	$98,129

Securities with unrealized losses not recognized in income at December 31, 2004 and 2003 are as follows:

	Less than 12 Months		12 Months or More		Total
December 31, 2004 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$111,951	$(23)	$173,355	$(1,289)	$285,306	$(1,312)
Mortgage backed securities, including CMOs	—	—	78,531	(451)	78,531	(451)
Total	$111,951	$(23)	$251,886	$(1,740)	$363,837	$(1,763)

	Less than 12 Months		12 Months or More		Total
December 31, 2003 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$124,952	$(29)	$6,440	$(14)	$131,392	$(43)
Mortgage backed securities including CMOs	—	—	122,465	(819)	122,465	(819)
Total	$124,952	$(29)	$128,905	$(833)	$253,857	$(862)

All unrealized losses are reviewed to determine whether the losses are other than temporary.  Management evaluates securities for other than temporary impairment on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  Factors considered include whether the securities are backed by the U.S. Government or its agencies and concerns surrounding the recovery of full principal.  While it is likely that management will hold the securities to maturity, even though some are classified as available for sale, management believes the unrealized losses are market driven and no ultimate loss will occur.

Securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2004	2003
Amortized cost	$454,483	$272,801
Fair value	453,677	273,561

Detail of sales of securities available for sale is as follows:

December 31, (in thousands)	2004	2003	2002
Proceeds on sales	$—	$—	$58,227
Proceeds on calls	34,573	33,740	26,500
Gross gains	—	—	1,559

4.              LOANS

December 31, (in thousands)	2004	2003

Residential real estate	$851,736	$762,000
Commercial real estate	495,827	442,083
Real estate construction	70,220	70,897
Commercial	36,807	34,553
Consumer	67,997	58,034
Home equity	267,231	215,088
Total loans	1,789,818	1,582,655
Less:
Unearned interest income and unamortized loan fees	719	703
Allowance for loan losses	13,554	13,959

Loans, net	$1,775,545	$1,567,993

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the FHLB:

December 31, (in thousands)	2004	2003

First lien, single family residential	$759,000	$703,000
Multi-family, commercial real estate	55,000	36,000
Home equity lines of credit	171,000	142,000
Commercial real estate	200,000	—

An analysis of the Allowance for loan losses follows:

December 31, (in thousands)	2004	2003	2002

Balance, beginning of year	$13,959	$10,148	$8,607
Provision for loan losses	1,748	6,574	3,338
Charge offs – Banking	(1,688)	(3,227)	(2,694)
Charge offs – Tax Refund Solutions	(3,404)	(2,300)	(1,482)
Recoveries – Banking	917	2,314	944
Recoveries – Tax Refund Solutions	2,022	450	1,435

Balance, end of year	$13,554	$13,959	$10,148

Information regarding Republic’s impaired and non performing loans is as follows:

As of and for the Year Ended December 31, (in thousands)	2004	2003	2002

Loans with no allocated allowance for loan losses	$—	$—	$—
Loans with allocated allowance for loan losses	2,687	6,176	1,152

Total	$2,687	$6,176	$1,152

Amount of the allowance for loan losses allocated	$1,065	$1,484	$288
Average investment in impaired loans	4,257	3,604	1,369
Interest income recognized during impairment	—	—	—
Interest income recognized on a cash basis on impaired loans	—	—	—

No additional funds are committed to be advanced in connection with the above impaired loans.

Detail of Non performing loans is as follows:

As of and for the Year Ended December 31, (in thousands)	2004	2003	2002

Loans past due 90 days and still on accrual	$371	$473	$1,915
Non-accrual loans	5,763	12,466	7,967
Total non performing loans	$6,134	$12,939	$9,882

Non performing loans include impaired loans and smaller balance homogeneous loans as defined in Note 1.

Loans made to executive officers and directors of Republic and their related interests in the ordinary course of business, subject to substantially the same credit policies as other loans and current in their terms, are as follows:

December 31, 2004 (in thousands)	Balance, Beginning of Period	Change in Related Party Status	New Loans	Repayments	Balance, End of Period
	$17,575	$(2,762)	$4,606	$(4,138)	$15,281

5.              MORTGAGE BANKING ACTIVITIES

Mortgage banking activities primarily include residential and commercial mortgage originations and servicing.  The following table presents the components of mortgage banking non interest income:

December 31, (in thousands)	2004	2003	2002

Net gain on sale of mortgage loans held for sale	$2,861	$12,718	$6,998
Net loan servicing income (expense)	287	(1,614)	(104)
Mortgage banking income	$3,148	$11,104	$6,894

Republic serviced loans for others (primarily FHLMC) totaling $843 million and $732 million at December 31, 2004 and 2003.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Net loan servicing income (expense) reflected in the above includes amortization of servicing rights (see below) and loan servicing income of $1,965,000, $1,293,000, and $642,000 for the years ended 2004, 2003 and 2002. Custodial escrow account balances maintained in connection with serviced loans were $4 million and $3 million at December 31, 2004 and 2003.

Activity for capitalized mortgage servicing rights is as follows:

December 31, (in thousands)	2004	2003	2002

Balance, beginning of year	$4,823	$2,882	$1,885
Additions	2,176	4,848	1,743
Amortized to expense	(1,678)	(2,907)	(746)

Balance, end of year	$5,321	$4,823	$2,882

Valuation allowance	$—	$—	$—

The fair value of capitalized mortgage servicing rights was $8.8 million and $6.7 million at December 31, 2004 and 2003.  Fair value for year end 2004 was determined using a discount rate of 10%, prepayment speeds ranging from 186% to 486%, depending on the stratification of the specific right, and a weighted average default rate of 1.5%.

Amortization expense for the next five years is estimated at approximately $1 million annually; however, actual amortization expense will be impacted by serviced loan payoffs that occur during each year.

6.              PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2004	2003

Land	$2,836	$2,836
Office buildings and improvements	21,417	18,959
Furniture, fixtures and equipment	38,600	33,404
Leasehold improvements	3,225	3,176
Construction in progress	30	1,913

Total premises and equipment	66,108	60,288
Less: Accumulated depreciation and amortization	32,265	25,959

Premises and equipment, net	$33,843	$34,329

Depreciation expense related to premises and equipment was $6.3 million in 2004, $5.4 million in 2003 and $4 million in 2002.

7.              DEPOSITS

Time deposits of $100,000 or more were $195 million and $196 million at December 31, 2004 and 2003.

At December 31, 2004, the scheduled maturities of all time deposits are as follows:

(dollars in thousands)	Amount	Weighted Average Stated Rate

2005	$163,283	2.25%
2006	122,714	2.80
2007	141,517	3.92
2008	36,705	3.40
2009	31,516	3.67
Thereafter	13,607	4.05
Total	$509,342	3.07

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

Information concerning Securities Sold Under Agreements to Repurchase and liabilities secured by insurance policies at December 31, 2004 and 2003 are as follows:

December 31, (dollars in thousands)	2004	2003

Average outstanding balance during the year	$313,158	$189,984
Average interest rate during the year	1.34%	1.00%
Maximum month end balance during the year	$364,828	$227,760

At December 31, 2004, all of the Securities Sold Under Agreements to Repurchase had overnight maturities with the exception of $19 million that had maturities ranging from 146 to 332 days.

9.              FHLB BORROWINGS

December 31, (in thousands)	2004	2003

FHLB convertible fixed rate advances from 4.40% to 6.35%, with a weighted average interest rate of 5.17% (1)	$115,000	$115,000

FHLB fixed rate advances from 1.98% to 5.94%, with a weighted average interest rate of 3.66% at December 31, 2004, due through 2035	381,387	305,178
	$496,387	$420,178

(1) Represents convertible advances with the FHLB.  These advances have original fixed rate periods ranging from one to five years with  original maturities ranging from three to ten years if not converted earlier by the FHLB.  At the end of their respective fixed rate periods, the FHLB has the right to convert the borrowings to floating rate advances tied to LIBOR or the Company can prepay the borrowings at no penalty.  The Company has $90  million in these advances that are currently eligible to be converted on their quarterly repricing date.  Based on market conditions at this time, management does not believe these advances are likely to be converted in the short- term.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans.  At December 31, 2004, Republic had available collateral to borrow an additional $154 million from the FHLB.  Republic also has unsecured lines of credit totaling $160 million available through various financial institutions.

Aggregate future principal payments on FHLB borrowings, based on contractual maturity dates as of December 31, 2004 are as follows:

Year	(in thousands)

2005	$92,500
2006	100,000
2007	60,000
2008	68,500
2009	82,000
Thereafter	93,387
Total	$496,387

During 2004 and 2003, the Company did not prepay any FHLB Advances. In 2002, the Company prepaid $25 million on 6.40% FHLB advances that were due November 2002.  The transaction resulted in a penalty of $1.4 million or $891,000 net of tax ($0.045 per Class A and Class B common share).

10.       GUARANTEED PREFERRED BENEFICIAL INTERESTS

In February 1997, Republic Capital Trust, a trust subsidiary of Republic Bancorp, Inc., completed the private placement of 64,520 shares of cumulative trust preferred securities (“Trust Preferred Securities”) with a liquidation preference of $100 per security.  Each security could be converted into approximately 11 shares of Class A Common Stock at the option of the holder.  The sole asset of Republic Capital Trust represented the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which had terms that were similar to the Trust Preferred Securities.  The subordinated debentures and the related interest expense, payable quarterly at the annual rate of 8.5%, were included in the consolidated financial statements.

As permitted under the agreement, management redeemed these securities on April 1, 2002.  Approximately $800,000 of these securities were redeemed for cash while the remaining $5.1 million were converted into 559,739 shares of the Company’s Class A Common Stock.

11.       INCOME TAXES

Allocation of federal income tax between current and deferred portion is as follows:

Year Ended December 31, (in thousands)	2004	2003	2002

Current	$15,566	$13,942	$11,536
Deferred expense (benefit)	1,415	1,620	(340)

Total	$16,981	$15,562	$11,196

The provision for income taxes differs from the amount computed at the statutory rate as follows:

Year Ended December 31,	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	0.5	0.2	—
Low income housing tax credit	(0.6)	(0.5)	—
Other, net	(0.6)	0.9	0.3

Effective tax rate	34.3%	35.6%	35.3%

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

December 31, (in thousands)	2004	2003

Deferred tax assets:
Allowance for loan losses	$3,956	$4,044
Unrealized securities losses	261	—
Accrued expenses	752	1,329

Total deferred tax assets	4,969	5,373

Deferred tax liabilities:
Depreciation	(1,607)	(1,345)
Federal Home Loan Bank dividends	(3,049)	(2,740)
Loan fees	(681)	(360)
Mortgage servicing rights	(1,883)	(1,696)
Unrealized securities gains	—	(515)
Other	(146)	(475)

Total deferred tax liabilities	(7,366)	(7,131)

Net deferred tax liability	$(2,397)	$(1,758)

12.       EARNINGS PER SHARE

Class A and Class B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock as discussed in Note 13.

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2004	2003	2002

Basic:

Net income available to common shareholders	$32,501	$28,203	$20,489

Weighted average shares outstanding	18,833	18,675	18,341

Basic Earnings Per Share:
Class A Common Stock	$1.73	$1.51	$1.12
Class B Common Stock	1.70	1.47	1.10

Diluted:

Net income available to common shareholders	$32,501	$28,203	$20,489
Interest expense, net of tax benefit, on assumed conversion of guaranteed preferred beneficial interests in Republic’s subordinated debentures	—	—	79

Net income available to common shareholders, assuming conversion	$32,501	$28,203	$20,568

Weighted average shares outstanding	18,833	18,675	18,341
Dilutive effects of assumed conversion and exercise:
Convertible guaranteed preferred beneficial interest in Republic’s subordinated debentures	—	—	161
Stock options	779	407	368

Weighted average shares and dilutive potential shares outstanding	19,612	19,082	18,870

Diluted Earnings Per Share:
Class A Common Stock	$1.66	$1.48	$1.09
Class B Common Stock	1.63	1.44	1.07

There were no antidilutive stock options as of December 31, 2004.  Stock options for 22,050 and 210,578 shares of Class A Common Stock were excluded from the 2003 and 2002 diluted earnings per share calculation because their impact was antidilutive.

13.       STOCKHOLDERS’ EQUITY

Common Stock – The Class A Common shares are entitled to cash dividends equal to 110% of the cash dividend paid per share on Class B Common Stock.  Class A Common shares have one vote per share and Class B Common shares have ten votes per share.  Class B Common Stock may be converted, at the option of the holder, to Class A Common Stock on a share for share basis.  The Class A Common Stock is not convertible into any other class of Republic’s capital stock.

Dividend Limitations – The Company’s principal source of funds for dividend payments is dividends received from the Bank. Kentucky and Indiana banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2005, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana could, without prior approval, declare dividends of approximately $39 million and $1 million plus any 2005 net profits retained to the date of the dividend declaration.  The Company currently does not have plans to pay dividends out of Republic Bank & Trust Company of Indiana.

Regulatory Capital Requirements – The Parent Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Republic’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  As of December 31, 2004, the Parent Company and the Bank met all capital adequacy requirements.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s capital ratings.

In March 2004, the Company received final regulatory approval to execute an intragroup trust preferred transaction, which will provide Republic Bank & Trust Company access to additional capital markets, if needed, in the future.  On a consolidated basis, this transaction has had no impact to the capital levels and ratios of the Company.  The subordinated debentures held by Republic Bank & Trust Company, as a result of this transaction, however, are treated as Tier 2 capital based on requirements administered by the Bank’s federal banking agency.  If Republic Bank & Trust Company’s Tier I capital ratios should not meet the minimum requirement to be well capitalized, the Company could immediately modify the transaction in order to maintain its well capitalized status.

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$209,575	13.03%	$128,719	8%	$160,899	10%
Republic Bank & Trust Co.	198,146	12.61	125,709	8	157,136	10
Republic Bank & Trust Co. of Indiana	6,193	16.46	3,010	8	3,763	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	196,021	12.18	64,360	4	96,539	6
Republic Bank & Trust Co.	161,579	10.28	62,854	4	94,282	6
Republic Bank & Trust Co. of Indiana	5,756	15.30	1,505	4	2,258	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	196,021	8.03	97,589	4	121,986	5
Republic Bank & Trust Co.	161,579	6.78	95,348	4	119,185	5
Republic Bank & Trust Co. of Indiana	5,756	10.53	2,187	4	2,734	5

As of December 31, 2003

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$181,856	12.99%	$112,011	8%	$140,013	10%
Republic Bank & Trust Co.	171,210	12.49	109,074	8	137,130	10
Republic Bank & Trust Co. of Indiana	5,897	20.45	2,307	8	2,884	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	167,897	11.99	56,005	4	84,008	6
Republic Bank & Trust Co.	157,593	11.49	54,852	4	82,278	6
Republic Bank & Trust Co. of Indiana	5,555	19.26	1,153	4	1,730	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	167,897	8.08	83,080	4	103,850	5
Republic Bank & Trust Co.	157,593	7.68	82,106	4	102,632	5
Republic Bank & Trust Co. of Indiana	5,555	15.55	1,428	4	1,786	5

14.       STOCK OPTION PLAN

Under the stock option plan, certain key employees are granted options to purchase shares of Republic’s Common Stock at fair value at the date of the grant.  Options granted generally become fully exercisable at the end of five to six years of continued employment and must be exercised within one year from the date they become exercisable.

A summary of Republic’s stock option activity and related information for the years ended December 31, follows:

	2004				2003
	Options Class A Shares	Weighted Average Exercise Price	Options Class B Shares	Weighted Average Exercise Price	Options Class A Shares	Weighted Average Exercise Price	Options Class B Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,468,059	$9.27	—	$—	1,696,748	$8.73	—	$—

Granted	538,125	17.36	—	—	101,981	12.02	—	—

Exercised	(158,769)	10.13	—	—	(259,363)	6.85	—	—

Forfeited	(175,765)	9.45	—	—	(71,307)	9.08	—	—

Outstanding at year end	1,671,650	$11.78	—	$—	1,468,059	$9.27	—	$—

Exercisable (vested) at end of year	37,212	$11.79	—	$—	104,462	$9.61	—	$—

	2002
	Options Class A Shares	Weighted Average Exercise Price	Options Class B Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,083,482	$7.04	4,410	$5.02

Granted	962,483	9.65	—	—

Exercised	(244,755)	5.43	(4,410)	5.02

Forfeited	(104,462)	7.43	—	—

Outstanding at year end	1,696,748	$8.73	—	$—

Exercisable (vested) at end of year	164,824	$5.42	—	$—

Options outstanding at December 31, 2004 were as follows:

				Exercisable
Outstanding Class A Options	Number Outstanding	Weighted Average Life	Weighted Average Price	Number	Weighted Average Price

Range of Exercise Prices
$5.33 - $6.30	202,867	2.28	$5.79	—	$—
$6.30 - $9.98	765,727	3.70	9.51	—	—
$9.99 - $11.86	150,230	3.23	11.02	37,212	11.79
$11.87 - $17.36	552,826	5.84	17.31	—	—

Total Outstanding	1,671,650	4.19	$11.78	37,212	$11.79

15.       BENEFIT PLANS

Republic maintains a 401(k) plan for full time employees who have been employed for 1,000 hours in a plan year and have reached the age of 21.  Participants in the plan have the option to contribute from 1% to 25% of their annual compensation.  Republic matches 50% of participant contributions up to 5% of each participant’s annual compensation. Republic’s contribution may increase if the Bank achieves certain operating ratios.  Republic’s matching contributions were $743,000, $750,000 and $637,000 for the years ended December 31, 2004, 2003 and 2002.

On January 29, 1999, Republic formed an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees.  The ESOP borrowed $3.9 million from the Parent Company and directly and indirectly purchased 330,750 shares of Class A Common Stock from Republic’s largest beneficial owner at a market value price of $11.71 per share.  The purchase price, determined by an independent pricing committee, was the average closing price for the thirty trading days immediately prior to the transaction. Shares in the ESOP are allocated to eligible employees based on principal payments over the term of the loan, which is ten years.  Participants become fully vested in allocated shares after five years of credited service and may receive their distributions in the form of cash or stock.  At December 31, 2004, approximately 162,000 unallocated shares had a fair value of $4.0 million.

Year Ended December 31, (in thousands)	2004	2003	2002

Unearned shares allocated to participants in the plan	33,407	31,405	29,215
Compensation expense	$680,000	$447,000	$314,000

The Company maintains a death benefit for the Chairman of the Company equal to three times the average compensation paid for the two years proceeding death.  Upon a change in control, defined as a sale or assignment of more than 55% of the outstanding stock of the Company, the death benefit is canceled.

In November 2004, the Company’s Board of Directors approved a Non Qualified Deferred Compensation Plan (the “Plan”).  The Plan governs the deferral of Outside Director’s Board and Committee fees. The value of the deferred compensation account will be deemed “invested” in Company stock. The Company will fund the liability from the quarterly purchase of Republic’s stock issued from the Company stock option plan.  With respect to calendar years commencing on or after January 1, 2005, Outside Directors will have the right to defer up to 100% of their Board and Committee meeting fees and will be eligible to defer the compensation amounts for a specified period ranging from two to five years. The Plan will have no material impact to the Company in the future, as Director fee compensation expense will continue to be recorded when incurred.

16.       LEASES AND TRANSACTIONS WITH AFFILIATES

Republic leases office facilities under operating leases from Republic’s Chairman and from partnerships in which Republic’s Chairman, Chief Executive Officer and Vice Chairman are partners.  Rent expense for the years ended December 31, 2004, 2003 and 2002 under these leases was $1,897,000, $1,867,000 and $1,549,000.  Total rent expense on all operating leases was $3,113,000, $2,698,000 and $2,302,000 for the years ended December 31, 2004, 2003 and 2002.  Total minimum lease commitments under non cancelable operating leases are as follows:

December 31, 2004 (in thousands)	Affiliate	Other	Total

2005	$1,883	$1,249	$3,132
2006	1,647	1,118	2,765
2007	940	1,048	1,988
2008	666	984	1,650
2009	226	871	1,097
Thereafter	—	9,672	9,672

Total	$5,362	$14,942	$20,304

A director of Republic Bancorp, Inc. and Republic Bank & Trust Co. is a former partner in a law firm used by Republic.  Fees paid by Republic to this firm totaled $39,000, $73,000 and $91,000 for the years ended December 31, 2004, 2003 and 2002.  In late 2003, the Director left this firm to become partner at another law firm. Fees paid by Republic to this firm totaled $4,000, $30,000 and $0 for the years ended December 31, 2004, 2003 and 2002.

A director of Republic Bancorp, Inc. is the President and Chief Executive Officer of a company that leases space to Republic.  Fees paid by Republic totaled $14,000, $46,000 and $7,000 for the years ended December 31, 2004, 2003 and 2002.

A director of Republic Bancorp, Inc. is the President of an insurance agency that is agent of record for the Company’s worker’s compensation insurance.  Commissions paid to the director totaled $5,000 in 2004.  No commissions were received by the director for the years ended December 31, 2003 and 2002.

17.       OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

Republic is a party to financial instruments with off balance sheet risk in the normal course of business in order to meet the financing needs of its customers.  These financial instruments primarily include commitments to extend credit and standby letters of credit.  The contract or notional amounts of these instruments reflect the potential future obligations of Republic pursuant to those financial instruments.  Creditworthiness for all instruments is evaluated on a case by case basis in accordance with Republic’s credit policies.  Collateral from the customer may be required based on management’s credit evaluation of the customer and may include business assets of commercial customers, as well as personal property and real estate of individual customers or guarantors.

Republic also extends binding commitments to customers and prospective customers.  Such commitments assure the borrower of financing for a specified period of time at a specified rate.  The risk to Republic under such loan commitments is limited by the terms of the contracts.  For example, Republic may not be obligated to advance funds if the customer’s financial condition deteriorates or if the customer fails to meet specific covenants.  An approved but unfunded loan commitment represents a potential credit risk once the funds are advanced to the customer.  This is also a liquidity risk since the customer may demand immediate cash that would require funding and interest rate risk as market interest rates may rise above the rate committed.  Republic’s liquidity position is managed to meet its need for funds.  In addition, since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time may not require future funding.

As of December 31, 2004, exclusive of mortgage banking loan commitments discussed in Note 1, Republic had outstanding loan commitments totaling $382 million, which includes unfunded home equity lines of credit totaling $227 million. At December 31, 2003, Republic had outstanding loan commitments totaling $345 million, which included unfunded home equity lines of credit totaling $207 million.  These commitments generally have variable rates.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party.  The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit.  Commitments outstanding under standby letters of credit totaled $24 million and $38 million at December 31, 2004 and 2003.

At December 31, 2004, Republic had $88 million in letters of credit from the FHLB issued on behalf of the Bank’s clients.  Approximately $28 million of these letters of credit were used as credit enhancements for client bond offerings.  The remaining $60 million letter of credit was used to collateralize a public funds deposit, which the Company classifies in short-term borrowings.  These letters of credit reduce Republic’s available borrowing line at the FHLB by the above total amount.  Republic uses a blanket pledge of eligible real estate loans to secure the letters of credit.

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

	2004		2003
December 31, (in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$77,850	$77,850	$61,181	$61,181
Securities available for sale	453,360	453,360	295,520	295,520
Securities to be held to maturity	98,233	98,129	115,411	114,736
Mortgage loans held for sale	16,485	16,552	13,732	13,877
Loans, net	1,775,545	1,793,069	1,567,993	1,600,608
Federal Home Loan Bank stock	20,321	20,321	19,148	19,148
Accrued interest receivable	8,846	8,846	6,710	6,710

Liabilities:
Deposits:
Non interest-bearing accounts	$261,993	$261,993	$193,321	$193,321
Transaction accounts	646,595	646,595	597,144	597,144
Certificate of deposit and individual retirement accounts	509,342	509,896	506,647	513,691
Securities sold under agreements to repurchase and other short-term borrowings	364,828	364,828	220,345	220,345
Federal Home Loan Bank borrowings	496,387	500,882	420,178	426,437
Accrued interest payable	3,774	3,774	3,441	3,441

Cash and Cash Equivalents – The carrying amount represents a reasonable estimate of fair value.

Securities Available for Sale, Securities to be Held to Maturity and Federal Home Loan Bank Stock – Fair value equals quoted market price, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The carrying value of FHLB Stock approximates the fair value based on the redemption provisions of the Federal Home Loan Bank.

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

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings – The carrying amount represents management’s estimate of fair value.

Federal Home Loan Bank Borrowings – The fair value is estimated based on the estimated present value of future cash outflows using the rates at which similar loans with the same remaining maturities could be obtained.

Accrued Interest Receivable/Payable – The carrying amount represents management’s estimate of fair value.

Commitments to Extend Credit – The fair value of commitments to extend credit is based upon the difference between the interest rate at which Republic is committed to make the loans and the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for the estimated volume of loan commitments expected to close.  The fair value of such commitments is not material.

Commitments to Sell Loans and Loan Sales Contracts – The fair value of commitments to sell loans is based upon the difference between the interest rates at which Republic is committed to sell the loans and the quoted secondary market price for similar loans.  The fair value of such commitments is not material.

Financial Guarantees – Estimated fair value is based on current fees or costs that would be charged to enter or terminate such arrangements and is not material.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

19.       PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2004	2003
Assets:
Cash and cash equivalents	$4,605	$3,960
Due from subsidiaries	1,894	2,579
Investment in subsidiaries	190,869	164,638
Other assets	2,956	425

Total assets	$200,324	$171,602

Liabilities and stockholders’ equity:
Other liabilities	$4,255	$2,223
Stockholders’ equity	196,069	169,379

Total liabilities and stockholders’ equity	$200,324	$171,602

STATEMENTS OF INCOME

Years Ended December 31, (in thousands)	2004	2003	2002

Income and expenses:
Dividends from subsidiary	$28,831	$9,100	$3,406
Interest income	159	187	211
Other income	36	—	—
Less:
Interest expense	—	—	129
Other expenses	44	480	589

Income before income taxes	28,982	8,807	2,899
Income tax benefit	13	284	272

Income before equity in undistributed net income of subsidiaries	28,995	9,091	3,171
Equity in undistributed net income of subsidiaries	3,506	19,112	17,318

Net income	$32,501	$28,203	$20,489

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2004	2003	2002

Operating activities:
Net income	$32,501	$28,203	$20,489
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(3,506)	(19,112)	(17,318)
Change in due from subsidiary	685	1,088	885
Change in other assets	(2,509)	(11)	4
Change in other liabilities	1,583	(545)	53
Net cash provided by operating activities	28,754	9,623	4,113

Investing activities:
Dividends on unallocated ESOP shares	(52)	(102)	(47)
Dissolution of Republic Capital Trust Common Stock	—	—	300
Purchase of common stock of Republic Invest Co.	(23,500)	—	—
Purchase of premises	—	(400)	—
Net cash provided by (used in) investing activities	(23,552)	(502)	253

Financing activities:
Dividends paid	(4,968)	(8,305)	(3,231)
Proceeds from stock options exercised	794	985	1,104
Redemption of the Company’s guaranteed preferred beneficial interest in Republic’s subordinated debentures	—	—	(1,075)
Repurchase of Class A Common Stock	(383)	(379)	(163)
Net cash used in financing activities	(4,557)	(7,699)	(3,365)

Net increase in cash and cash equivalents	645	1,422	1,001

Cash and cash equivalents, beginning of year	3,960	2,538	1,537

Cash and cash equivalents, end of year	$4,605	$3,960	$2,538

20.       SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, distinguished between banking operations, mortgage banking operations, Tax Refund Solutions and deferred deposits.  Loans, investments and deposits provide the majority of revenue from banking operations; servicing fees and loan sales provide the majority of revenue from mortgage banking operations; RAL fees and ERC fees provide the majority of the revenue from tax refund services; and fees for providing deferred deposits represent the primary revenue source for the deferred deposit segment.  All four reportable segments are domestic.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Income taxes are allocated based on income before income tax expense.  Transactions among reportable segments are made at fair value.

Segment information for the years ended December 31, is as follows:

	2004
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$68,881	$8,523	$444	$12,204	$90,052
Provision for loan losses	(516)	1,382	—	882	1,748
Electronic Refund Check fees	—	5,268	—	—	5,268
Mortgage banking income	—	—	3,148	—	3,148
Other revenue	20,182	(3)	(1,401)	—	18,778
Income tax expense	9,550	2,889	404	4,138	16,981
Net income	19,159	5,529	774	7,039	32,501
Segment assets	2,430,797	2,012	16,496	49,617	2,498,922

	2003
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$66,864	$6,742	$1,353	$7,306	$82,265
Provision for loan losses	4,245	1,850	—	479	6,574
Electronic Refund Check fees	—	3,981	—	—	3,981
Mortgage banking income	—	—	11,104	—	11,104
Other revenue	19,461	35	(3,648)	—	15,848
Income tax expense	8,718	1,930	2,795	2,119	15,562
Net income	15,801	3,499	5,066	3,837	28,203
Segment assets	2,063,676	1,829	13,757	48,814	2,128,076

	2002
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$59,596	$3,563	$1,025	$156	$64,340
Provision for loan losses	2,391	47	—	900	3,338
Electronic Refund Check fees	—	3,198	—	—	3,198
Mortgage banking income	—	—	6,894	—	6,894
Other revenue	18,453	71	(4,094)	—	14,430
Income tax expense	9,189	1,419	877	(289)	11,196
Net income (loss)	16,746	2,636	1,630	(523)	20,489
Segment assets	1,682,508	1,167	65,816	3,215	1,752,706

21.       SUBSEQUENT EVENT

On March 1, 2005, Republic Bank & Trust Company, a subsidiary of Republic Bancorp, Inc., received notification from the Federal Deposit Insurance Corporation (“FDIC”) regarding revised FDIC Guidance affecting the Bank’s deferred deposit business, also known as “payday lending.”  The revised Guidance requires banks to develop procedures to ensure deferred deposits are not provided to customers who have had deferred deposits outstanding from any lender for more than three months in the previous 12 months.  The Company’s current policies and procedures are to require a 24 hour “cooling off” period when a customer has had deferred deposits outstanding for a period of 60 consecutive days, essentially allowing the customer to have deferred deposits outstanding for more than three months in the previous 12 months.

The Bank’s total deferred deposits outstanding were approximately $23 million as of March 1, 2005, representing less than 1% of the Company’s total assets.  During the year ended December 31, 2004, net income provided from the Bank’s deferred deposit line of business was $7.0 million or approximately 21% of net income for the Company.  The Company has been conducting its deferred deposit business with its current third party Marketer/Servicers since December 2002.  Historically, the Company has not incurred any losses in the deferred deposit line of business due to prudent underwriting standards and the guarantees of these two Marketer/Servicers.  The guarantees of the Marketer/Servicers are, of course, subject to their ability to perform in accordance with the guarantees.  The Company believes the possibility of incurring any loss is remote due to the guarantee of the Marketer/Servicers.

The Company is currently analyzing the impact of the revised Guidance on its deferred deposit line of business.  Because further analysis is required to determine the number of customers who will be affected based on the new Guidance, the Company is presently not able to determine the impact this revised Guidance will have on net income in 2005 and subsequent years.  Management believes the impact could be materially adverse to earnings of the deferred deposit line of business.

22.       SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2004 and 2003.

(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

2004:
Interest income	$33,628	$31,161	$29,767	$37,810
Net interest income	21,498	20,590	20,191	27,773
Provision for loan losses	273	(127)	(447)	2,049
Net interest income, after provision for loan losses	21,225	20,717	20,638	25,724
Income before income tax expense	10,042	10,614	11,947	16,879
Net income	6,613	6,982	7,851	11,055
Basic earnings per share:
Class A Common Stock	0.35	0.37	0.42	0.59
Class B Common Stock	0.34	0.36	0.41	0.58
Diluted earnings per share:
Class A Common Stock	0.33	0.36	0.40	0.57
Class B Common Stock	0.33	0.35	0.39	0.56

(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

2003:
Interest income	$29,352	$28,579	$28,399	$32,730
Net interest income	19,409	19,493	19,585	23,778
Provision for loan losses	156	223	1,854	4,341
Net interest income, after provision for loan losses	19,253	19,270	17,731	19,437
Income before income tax expense	7,260	9,909	11,259	15,338
Net income	4,636	6,349	7,267	9,951
Basic earnings per share:
Class A Common Stock	0.25	0.34	0.39	0.54
Class B Common Stock	0.22	0.33	0.38	0.53
Diluted earnings per share:
Class A Common Stock	0.24	0.33	0.38	0.53
Class B Common Stock	0.22	0.32	0.38	0.52

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting, the Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting and the Report of Independent Registered Accounting Firm on Financial Statements thereon are set forth under Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information.

None

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by this Item appears under the heading “PROPOSAL ONE: ELECTION OF DIRECTORS” of the Proxy Statement, dated March 23 2005, of Republic Bancorp, Inc. for the 2004 Annual Meeting of Shareholders to be held April 14, 2005 (“Proxy Statement”), under the heading  “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Proxy Statement and under the heading “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement, all of which is incorporated herein by reference.

Item 11.  Executive Compensation.

Information under the sub-heading “Director Compensation” of the Proxy Statement and under the heading “CERTAIN INFORMATION AS TO MANAGEMENT” of the Proxy Statement is incorporated herein by reference.  In addition, the information under the heading “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Proxy Statement is incorporated herein by reference.

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

Item 14.  Principal Accounting Fees and Services.

Information required by this Item appears under the heading “AUDIT FEE TABLE” of the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

The following are included under Item 8. “Financial Statements and Supplementary Data”:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting
Report of Independent Registered Accepting Firm on Financial Statements
Consolidated balance sheets – December 31, 2004 and 2003
Consolidated statements of income and comprehensive income – years ended December 31 2004, 2003, and 2002
Consolidated statements of stockholders’ equity – years ended December 31, 2004, 2003 and 2002
Consolidated statements of cash flows – years ended December 31, 2004, 2003 and 2002
Notes to consolidated financial statements

(a)(2) Financial Statements Schedules:

Financial statement schedules are omitted because the information is not applicable.

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

REPUBLIC BANCORP, INC.

March 14, 2005	By:	/s/ Steven E. Trager
Steven E. Trager
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the registrant and in the capacities indicated.

/s/ Bernard M. Trager	Chairman of the Board & Director	March 14, 2005
Bernard M. Trager

/s/ Steven E. Trager	President, Chief Executive	March 14, 2005
Steven E. Trager	Officer & Director

/s/ A. Scott Trager	Vice Chairman & Director	March 14, 2005
Scott Trager

/s/ Bill Petter	Vice Chairman, Chief Operating	March 14, 2005
Bill Petter	Officer & Director

/s/ Kevin Sipes	Chief Financial Officer and	March 14, 2005
Kevin Sipes	Chief Accounting Officer

/s/ Charles E. Anderson	Director	March 14, 2005
Charles E. Anderson

/s/ J. Michael Brown	Director	March 14, 2005
J. Michael Brown

/s/ Sandra Metts Snowden	Director	March 14, 2005
Sandra Metts Snowden

/s/ R. Wayne Stratton	Director	March 14, 2005
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 14, 2005
Susan Stout Tamme

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

3(ii)	Bylaws of Registrant, as amended (Incorporated by reference to Exhibit 3(ii) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

4.2

Agreement Pursuant to Item 601 (b)(4)(iii) of Regulation S-K (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K of Registrant for the year ended December 31, 1997 (Commission File Number: 33-77324))

10.1*

Officer Compensation Continuation Agreement with Steven E. Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.2*

Officer Compensation Continuation Agreement with A. Scott Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.3*

Officer Compensation Continuation Agreement with E. William Petter, Jr., dated January 12, 1995 (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.4*

Death Benefit Agreement with Bernard M. Trager dated September 10, 1996 (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File Number: 33-77324))

10.5*

Officer Compensation Continuation Agreement with Kevin Sipes, dated June 15, 2001 (Incorporated by reference to Exhibit 10.23 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File Number: 0-24649))

10.6*

Officer Compensation Continuation Agreement with David Vest, dated January 12, 1995 Incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.7

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission

File Number: 0-24649))

10.8

Lease between Republic Bank & Trust Company and Teeco Properties, dated May 1, 2002, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File Number: 0-24649))

10.9

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.10

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 2, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville Incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.11

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 31, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.12

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 1995, as amended, relating to 661 South Hurstbourne Parkway, Louisville Incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.13

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 16, 1996, as amended, relating to 661 South Hurstbourne Parkway, Louisville Incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.14

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 21, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville Incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.15

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 11, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville Incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.16

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2004, as amended, relating to 661 South Hurstbourne Parkway, Louisville Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File Number: 0-24649))

10.17

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.17 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.18

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the year ended December 31 31, 1999 (Commission File Number: 0-24649))

10.19

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2003, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.20

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.21

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.22

Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.23	1995 Stock Option Plan (as amended to date) (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2004 (Commission File Number: 0-24649))

10.24*

Form of Stock Option Agreement for Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2004 (Commission File Number: 0-24649))

10.25*

Republic Bancorp, Inc. Non-Employee Director and Key Employee Deferred Compensation Plan and Republic Bank & Trust Company Non-Employee Director and Key Employee Deferred Compensation Plan (Incorporated by reference to Form 8-K filed November 18, 2004 (Commission File Number: 33-77324))

10.26

Marketing and Servicing Agreement between Republic Bank & Trust Company and Advance America Servicing of Texas, LP, dated October 15, 2002 as amended (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

10.27

Marketing and Servicing Agreement between Republic Bank & Trust Company and Advance America, Cash Advance Centers of North Carolina, Inc., dated February 12, 2003, as amended (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

10.28

Marketing and Servicing Agreement between Republic Bank & Trust Company and ACE Cash Express, Inc., dated October 21, 2002, as amended (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

21	Subsidiaries of Republic Bancorp, Inc.

23	Consent of Crowe Chizek and Company LLC

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Denotes management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c).

**           This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Act of 1934.