Form 10-Q
period 2005-03-31
REPUBLIC BANCORP INC /KY/
filed 2005-05-06
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

(502) 584-3600
Registrant’s telephone number, including area code

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

☒Yes ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒Yes ☐No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,750,790 shares of Class A Common Stock, no par value and 2,149,460 shares of Class B Common Stock, no par value were outstanding at April 30, 2005. All share and per share data have been restated to reflect the five percent (5%) stock dividend that was declared in January 2005.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 6.	Exhibits.

EX-31.1	Section 302 Certification of Principal Executive Officer
EX-31.2	Section 302 Certification of Principal Financial Officer
EX-32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350
EX-32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (in thousands)

	March 31 2005	December 31 2004
	(unaudited)

ASSETS:
Cash and cash equivalents	$197,252	$77,850
Securities available for sale	437,897	453,360
Securities to be held to maturity (fair value of $79,141 in 2005 and $98,129 in 2004)	79,059	98,233
Mortgage loans held for sale	11,094	16,485
Loans, net of allowance for loan losses of $13,821 and $13,554 (2005 and 2004)	1,843,429	1,775,545
Federal Home Loan Bank stock, at cost	20,538	20,321
Premises and equipment, net	32,981	33,843
Other assets and accrued interest receivable	33,036	23,285

TOTAL ASSETS	$2,655,286	$2,498,922

LIABILITIES:
Deposits:
Non interest-bearing	$304,424	$261,993
Interest-bearing	1,270,218	1,155,937
Total deposits	1,574,642	1,417,930
Securities sold under agreements to repurchase and other short-term borrowings	370,915	364,828
Federal Home Loan Bank borrowings	474,036	496,387
Other liabilities and accrued interest payable	29,840	23,708

Total liabilities	2,449,433	2,302,853

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,576	4,381
Additional paid in capital	78,327	58,117
Retained earnings	127,561	135,949
Unearned shares in Employee Stock Ownership Plan	(1,790)	(1,894)
Accumulated other comprehensive loss	(2,821)	(484)

Total stockholders’ equity	205,853	196,069

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,655,286	$2,498,922

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31
	2005	2004

INTEREST INCOME:
Loans, including fees	$38,162	$34,704
Securities	4,465	2,705
Federal Home Loan Bank stock and other	782	401
Total interest income	43,409	37,810

INTEREST EXPENSE:
Deposits	6,892	5,228
Securities sold under agreements to repurchase and other short-term borrowings	2,127	657
Federal Home Loan Bank borrowings	4,803	4,152
Total interest expense	13,822	10,037

NET INTEREST INCOME	29,587	27,773

Provision for loan losses	1,820	2,049

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,767	25,724

NON INTEREST INCOME:
Service charges on deposit accounts	3,272	2,971
Electronic refund check fees	4,995	4,406
Title insurance commissions	350	296
Mortgage banking income	626	678
Debit card interchange fee income	730	474
Other	382	307
Total non interest income	10,355	9,132

NON INTEREST EXPENSES:
Salaries and employee benefits	9,599	9,773
Occupancy and equipment, net	3,301	3,661
Communication and transportation	870	738
Marketing and development	531	636
Bankshares tax	540	560
Supplies	241	461
Data processing	419	400
Other	2,285	1,748
Total non interest expenses	17,786	17,977

INCOME BEFORE INCOME TAX EXPENSE	20,336	16,879

INCOME TAX EXPENSE	7,018	5,824

NET INCOME	$13,318	$11,055

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized gain (loss) on securities available for sale	$(2,337)	$614
Less: Reclassification of realized amount	—	—
Net unrealized gain (loss) recognized in comprehensive income	(2,337)	614

COMPREHENSIVE INCOME	$10,981	$11,669

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.71	$0.59
Class B Common Stock	$0.70	$0.58

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.68	$0.57
Class B Common Stock	$0.67	$0.56

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share data)

	Common Stock			Additional Paid In Capital	Retained Earnings	Unearned Shares in Empl. Stock Ownership Plan	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A Shares Outstanding	Class B Shares Outstanding	Amount

BALANCE, January 1, 2005	16,738	2,149	$4,381	$58,117	$135,949	$(1,894)	$(484)	$196,069

Stock options exercised, net of shares redeemed	4	—	1	74	(75)	—	—	—

Repurchase of Class A Common Stock	—	—	—	—	—	—	—	—

Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	9	—	—	109	—	104	—	213

Dividend declared Common Stock:
Class A ($0.073 per share)	—	—	—	—	(1,259)	—	—	(1,259)
Class B ($0.067 per share)	—	—	—	—	(143)	—	—	(143)

Stock dividend	—	—	194	20,035	(20,229)	—	—	—

Note receivable on common stock, net of cash payments	—	—	—	(8)	—	—	—	(8)

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	(2,337)	(2,337)

Net income	—	—	—	—	13,318	—	—	13,318

BALANCE, March 31, 2005	16,751	2,149	$4,576	$78,327	$127,561	$(1,790)	$(2,821)	$205,853

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (in thousands)

	2005	2004
CASHFLOWS FROM OPERATING ACTIVITIES:
Net income	$13,318	$11,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	1,177	1,996
Federal Home Loan Bank stock dividends	(215)	(192)
Provision for loan losses	1,820	2,049
Net gain on sale of mortgage loans held for sale	(464)	(710)
Origination of mortgage loans held for sale	(44,650)	(56,094)
Proceeds from sale of mortgage loans held for sale	50,505	54,042
Employee Stock Ownership Plan expense	213	145
Changes in other assets and liabilities:
Other assets and accrued interest receivable	(8,662)	(1,521)
Other liabilities and accrued interest payable	5,906	10,142
Net cash provided by operating activities	18,948	20,912

CASHFLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,425,305)	(1,276,387)
Purchases of securities to be held to maturity	—	(22,557)
Purchases of Federal Home Loan Bank stock	(2)	(2)
Proceeds from calls, maturities and paydowns of securities available for sale	1,437,813	1,306,329
Proceeds from calls, maturities and paydowns of securities to be held to maturity	19,162	9,522
Net increase in loans	(69,712)	(44,670)
Purchases of premises and equipment, net	(580)	(2,962)
Net cash used in investing activities	(38,624)	(30,727)

CASHFLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	156,712	3,050
Net change in securities sold under agreements to repurchase and other short-term borrowings	6,087	46,800
Payments on Federal Home Loan Bank borrowings	(22,545)	(489)
Proceeds from Federal Home Loan Bank borrowings	194	5,518
Repurchase of Common Stock	—	(9)
Proceeds from Common Stock options exercised, net	—	181
Cash dividends paid	(1,370)	(1,111)
Net cash provided by financing activities	139,078	53,940

NET CHANGE IN CASH AND CASH EQUIVALENTS	119,402	44,125

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,850	60,876

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$197,252	$105,001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$13,373	$10,044
Income taxes	111	168

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$—	$712

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – MARCH 31, 2005 AND 2004 (UNAUDITED) AND DECEMBER 31, 2004

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock Based Compensation”:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2005	2004

Net income, as reported	$13,318	$11,055
Less:
Stock based compensation expense determined under the fair value based method	226	131
Pro forma net income	$13,092	$10,924

Basic earnings per share, as reported:
Class A Common Stock	$0.71	$0.59
Class B Common Stock	0.70	0.58

Pro forma basic earnings per share:
Class A Common Stock	0.69	0.58
Class B Common Stock	0.69	0.58

Diluted earnings per share, as reported:
Class A Common Stock	0.68	0.57
Class B Common Stock	0.67	0.56

Pro forma diluted earnings per share
Class A Common Stock	0.66	0.56
Class B Common Stock	0.66	0.56

There were no options granted during the three month periods ended March 31, 2005 and 2004.

In April 2005, the Securities and Exchange Commission issued an amendment to Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment” regarding the compliance date for implementation.  The Company will prospectively adopt SFAS 123R on January 1, 2006, as required by this amendment.

The effect on results of operations of future option grants will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so the future impact to the results of operations cannot currently be predicted. Upon adoption, there will be no significant effect on the Company’s financial position.

Recently Adopted Accounting Standards – There are no new accounting pronouncements other than SFAS 123R discussed above in the section titled “Stock Option Plans” that will have a material impact on Republic’s consolidated financial statements.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.  All prior period share and per share data have been restated to reflect the five percent (5%) stock dividend that was declared in January 2005.

2.              LOANS

(in thousands)	March 31, 2005	December 31, 2004

Residential real estate	$893,939	$851,736
Commercial real estate	522,006	495,827
Real estate construction	69,875	70,220
Commercial	45,426	36,807
Consumer	58,439	67,997
Home equity	268,122	267,231
Total loans	1,857,807	1,789,818
Less:
Unearned interest income and unamortized loan fees	557	719
Allowance for loan losses	13,821	13,554

Loans, net	$1,843,429	$1,775,545

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the Federal Home Loan Bank (“FHLB”):

(in thousands)	March 31, 2005	December 31, 2004

First lien, single family residential	$786,000	$759,000
Multi-family, commercial real estate	63,000	55,000
Home equity lines of credit	172,000	171,000

An analysis of the Allowance for loan losses follows:

Three months ended March 31, (in thousands)	2005	2004

Balance, beginning of period	$13,554	$13,959
Provision for loan losses	1,820	2,049
Charge offs – Banking	(346)	(297)
Charge offs – Tax Refund Solutions	(1,928)	(2,000)
Recoveries – Banking	121	283
Recoveries – Tax Refund Solutions	600	—
Balance, end of period	$13,821	$13,994

3.              DEPOSITS

(in thousands)	March 31, 2005	December 31, 2004
Demand (NOW and SuperNOW)	$300,126	$304,264
Money market accounts	207,439	184,334
Internet money market accounts	33,443	45,076
Savings	44,141	41,080
Money market certificates of deposit	68,252	71,841
Individual retirement accounts	48,522	47,324
Certificates of deposit, $100,000 and over	156,759	149,217
Other certificates of deposit	258,635	266,547
Brokered deposits	152,901	46,254
Total interest-bearing deposits	1,270,218	1,155,937

Total non interest-bearing deposits	304,424	261,993

Total	$1,574,642	$1,417,930

4.              FHLB BORROWINGS

(in thousands)	March 31, 2005	December 31, 2004

FHLB convertible fixed interest rate advances with a weighted average interest rate of 5.17%(1)	$115,000	$115,000

FHLB fixed interest rate advances with a weighted average interest rate of 3.65% due through 2035	359,036	381,387

	$474,036	$496,387

(1)       Represents convertible advances with the FHLB.  These advances have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not converted earlier by the FHLB

FHLB advances are collateralized by a blanket pledge of eligible real estate loans.  At March 31, 2005, Republic had available collateral to borrow an additional $134 million from the FHLB.  Republic also has unsecured lines of credit totaling $160 million available through various financial institutions.

Aggregate future principal payments on FHLB borrowings, based on contractual maturity dates as of March 31, 2005 are as follows:

Year	(in thousands)

2005	$70,070
2006	100,000
2007	60,000
2008	68,500
2009	82,000
Thereafter	93,466
Total	$474,036

5.              EARNINGS PER SHARE

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Three months ended March 31, (in thousands, except per share data)	2005	2004

Net income, basic and diluted	$13,318	$11,055

Weighted average shares outstanding	18,893	18,782
Effect of dilutive securities	843	633
Weighted average shares outstanding including dilutive securities	19,736	19,415

Basic earnings per share:
Class A Common Stock	$0.71	$0.59
Class B Common Stock	0.70	0.58

Diluted earnings per share:
Class A Common Stock	$0.68	$0.57
Class B Common Stock	0.67	0.56

Stock options for 11,550 shares of Class A Common Stock were excluded from the three months ended March 31, 2005 diluted earnings per share calculation because their impact was antidilutive. There were no antidilutive shares for the period ended March 31, 2004.

6.              SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, distinguished between banking operations, mortgage banking operations, Tax Refund Solutions (“TRS”) and deferred deposits.  Loans, investments and deposits provide the majority of revenue from banking operations; servicing fees and loan sales provide the majority of revenue from mortgage banking operations; Refund Anticipation Loan (“RALs”) fees and Electronic Refund Check (“ERCs”) and Electronic Refund Deposits (“ERDs”) fees provide the majority of the revenue from tax refund services; and fees for providing deferred deposits represent the primary revenue source for the deferred deposit segment. Revenue from ERC/ERD fees are recorded in the financial statements in the line item “Electronic Refund Check fees”.

All four reportable segments are domestic.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Income taxes are allocated based on income before income tax expense.  Transactions among reportable segments are made at fair value.

Segment information for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31, 2005
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$17,955	$8,437	$103	$3,092	$29,587
Provision for loan losses	29	1,561	—	230	1,820
Electronic Refund Check fees	—	4,995	—	—	4,995
Mortgage banking income	—	—	626	—	626
Other revenue	4,865	43	(184)	10	4,734
Income tax expense	2,658	3,436	116	808	7,018
Net income	5,043	6,521	221	1,533	13,318
Segment assets	2,590,507	5,492	11,103	48,184	2,655,286

	Three Months Ended March 31, 2004
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$16,778	$8,409	$75	$2,511	$27,773
Provision for loan losses	(291)	2,500	—	(160)	2,049
Electronic Refund Check Fees	—	4,406	—	—	4,406
Mortgage banking income	—	—	678	—	678
Other revenue	4,290	11	(262)	9	4,048
Income tax expense	1,892	3,078	85	769	5,824
Net income	3,590	5,843	162	1,460	11,055
Segment assets	2,143,203	12,407	16,515	31,589	2,203,714

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This discussion includes various forward-looking statements with respect to credit quality, including but not limited to, delinquency trends and the adequacy of the allowance for loan losses, banking products, corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters.  Broadly speaking, forward-looking statements may include:

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

•                  legal and regulatory matters: and

•                  future capital expenditures.

Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions.  Do not rely on forward-looking statements.  Forward-looking statements detail management’s expectations about the future and are not guarantees.  Forward-looking statements are assumptions based on information known to management only as of the date they are made and management may not update them to reflect changes that occur after the date the statements are made. (See additional discussion under the section titled “Factors that May Affect Future Results”).

OVERVIEW

Net income for the three months ended March 31, 2005 was $13.3 million, representing an increase of $2.3 million or 20% over the same period in 2004.  Diluted earnings per share of Class A Common Stock increased 19% from $0.57 at March 31, 2004 to $0.68 at March 31, 2005.  The rise in net income was primarily attributable to growth in net interest income, deposit fees and debit card interchange income within the Company’s traditional banking segment.  Following is a brief discussion of the business segment composition of the Company at March 31, 2005.

BUSINESS SEGMENT COMPOSITION

The Company is divided into four distinct business segments.  Total assets and net income for the three months ended March 31, 2005 and 2004 are presented below:

As of March 31, 2005 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net Income	$5,043	$6,521	$221	$1,533	$13,318
Total Assets	2,590,507	5,492	11,103	48,184	2,655,286

As of March 31, 2004 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net Income	$3,590	$5,843	$162	$1,460	$11,055
Total Assets	2,143,203	12,407	16,515	31,589	2,203,714

Banking

As of March 31, 2005, Republic had a total of 31 full service banking centers in Kentucky and two in southern Indiana.  Republic’s primary market areas are located in metropolitan Louisville, central Kentucky and southern Indiana.  Louisville, the largest city in Kentucky, is the location of Republic’s headquarters and the location of 19 banking centers.  Republic’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (2); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (1); and Shelbyville (1).  Republic Bank & Trust Company of Indiana has banking centers located in New Albany and Jeffersonville, Indiana. Republic also has two loan production offices (“Republic Finance”) located in Louisville, Kentucky that operate as a division of the Bank.  Republic Finance offers an array of loan products to individuals who do not qualify under the Bank’s standard underwriting guidelines.

Banking related operating revenues are derived primarily from interest earned from the Bank’s loan and investment securities portfolios and fee income from loan, deposit and other banking products.  The Company has historically extended credit and provided general banking services through its banking center network to individuals, professionals and businesses.  Over the past several years, the Company began to seek new lines of business to diversify its asset mix and further enhance its profitability. The Company principally markets its products and services through the following delivery channels:

Mortgage Lending – The Company generally retains adjustable rate residential real estate loans with fixed terms up to ten years. Prior to 2002, the Company typically sold its longer term fixed rate loans into the secondary market, however, during 2002 and 2003 Republic elected to retain $240 million of 15 and 20-year fixed rate loans as part of a specific retention program.  During 2004 and the first quarter of 2005 the Company primarily sold all fixed rate loans in the secondary market.  Fixed rate residential real estate loans that are sold into the secondary market and their accompanying servicing rights are included as a component of the Company’s “Mortgage Banking” segment and are discussed below.

Commercial Lending – Commercial loans are primarily real estate secured and are generated through banking centers in the Company’s market areas.  The Company makes commercial loans to a variety of industries and intends to expand this business through focused calling programs in order to broaden relationships by providing business clients with loan, deposit and cash management services.

Consumer Lending – Traditional consumer loans made by the Company include home improvement and home equity loans and personal loans (both secured and unsecured).  With the exception of home equity loans, which are actively marketed in conjunction with single family first lien mortgage loans, traditional consumer loan products are not actively promoted in Republic’s markets.

Cash Management Services – Republic provides various depository products catered to businesses located throughout its market areas. Lockbox processing, business online banking, account reconciliation and Automated Clearing House (“ACH”) processing are additional services offered to businesses through the Cash Management department.  The ‘Premier First’ product represents the Company’s premium money market sweep account designed for businesses.

Internet Banking – Republic expands its market penetration and service delivery by offering clients Internet banking services through its Internet site www.republicbank.com.

Other Banking Services – The Bank also provides trust services and engages in life and long-term care insurance and title insurance products, item processing and other related financial institution lines of business.

Tax Refund Solutions (TRS) (formerly known as “Refunds Now”)

Republic Bank & Trust Company is one of a limited number of financial institutions that facilitate the payment of federal and state tax refunds through tax preparers located throughout the United States.  The Company facilitates the payment of these tax refunds through three primary products.  For those taxpayers who apply and qualify, the Company will originate a Refund Anticipation Loan (“RAL”) up to $5,000.  RALs are repaid when the taxpayer’s refunds are electronically received by the Company from the government.  For those taxpayers who do not qualify for a RAL and wish to receive their funds electronically via a check or ACH, the Company will provide an Electronic Refund Check (“ERC”) or an Electronic Refund Deposit (“ERD”) to the taxpayer. An ERC/ERD is issued to the taxpayer after the Company has received the tax refund from the federal or state government.  Revenue from ERC/ERD fees are recorded in the financial statements in the line item “Electronic Refund Check fees”.

Mortgage Banking

Mortgage banking activities primarily include 15, 20 and 30-year fixed rate real estate loans that are sold into the secondary market as well as their accompanying servicing rights.  During 2002, Republic began retaining servicing rights on the majority of its 15, 20 and 30-year fixed rate loans sold into the secondary market.  When administering loans with the servicing rights retained by the Company, the responsibility of collecting principal and interest payments, escrowing for taxes and insurance and remitting payments to the secondary market investors remains with Republic.  A fee is received by Republic for performing these standard servicing functions.

Deferred Deposits

Deferred deposits are transactions whereby customers receive cash advances in exchange for a check for the advanced amount plus a fixed fee (commonly referred to as a “payday loan” or “payday lending”). Republic agrees to delay presentment of the check for payment until the advance due date, typically 14 to 30 days from the cash advance date.  On or before the advance due date, the customer can redeem their check in cash for the amount of the advance plus the fee.  If the customer does not reclaim the check in cash by the advance due date, the check is deposited. These transactions are recorded as loans on the Company’s financial statements and the corresponding fees are recorded as a component of interest income on loans.  Deferred deposits are distributed though third party Marketer/Servicers (“Marketer/Servicers”).

The Company has been conducting a deferred deposit business, in conjunction with third party Marketer/Servicers since August 2001.  In the fourth quarter of 2002, the Company entered into contracts with two third party Marketer/Servicers in order to increase its deferred deposit business.  During 2003, the Company further expanded its relationship with one of its Marketer/Servicers, which contributed to a substantial increase in deferred deposits. The Company has not incurred any losses in the deferred deposit line of business due to prudent underwriting standards and the guarantees of the two Marketers/Servicers.

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

FDIC guidance requires that banks limit deferred deposits outstanding to the lesser of 25% of Tier I capital or the amount that actual capital levels exceed the “well capitalized” classification for Tier I and total capital.  Based on the Company’s capital levels at March 31, 2005, deferred deposits outstanding were below the Company’s regulatory limit of $44 million.  In the event that deferred deposits outstanding near the Company’s regulatory capital limits, the Company has certain contingency plans in place that could increase its regulatory capital limits.  These plans include providing the Bank with additional capital through a Parent Company line of credit as well as immediately modifying an intragroup trust preferred structure which would increase Tier I capital. (See additional detail under the section titled “Capital” for additional discussion regarding the intragroup trust preferred.  Also see additional discussion about this product under the section titled “Company Factors”).

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond our control, which may significantly change the results or expectations of the Company.   Some of these factors are described below in the sections titled “Company Factors” and “Industry Factors”; however, many are described in the sections that follow.  There also may be other items, which are included in the Annual Report on Form 10-K for the year ended December 31, 2004.  Any factor described in this report or in the Company’s 2004 Annual Report on Form 10-K could, by itself or with other factors, adversely affect our business, results of operations or financial condition.  There may also be other factors not described in this report or in the 2004 Annual Report on Form 10-K which could cause our expectations to differ or could produce significantly different results.

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

The Company’s accounting policies and estimates are critical components of the Company’s presentment of its financial statements. Our management must exercise judgment in selecting and adopting various accounting policies and in applying estimates.  Actual outcomes may be materially different than amounts previously estimated.  Management has identified two accounting policies as being critical to the presentation of the Company’s financial statements.  These policies are described in our 2004 Annual Report on Form 10-K under the section titled “Critical Accounting Policies and Estimates” and relate to the allowance for loan losses and the valuation of mortgage servicing rights.  Because of the inherent uncertainty of estimates, we cannot provide any assurance that the Company will not significantly increase its allowance for loan losses if actual losses are more than the amount reserved or recognize a significant provision for impairment of its mortgage servicing rights.

The Company has lines of business and products not typically associated with traditional banking.  In addition to traditional banking products, i.e. customer loans and deposits, the Company provides RALs, ERCs/ERDs, mortgage banking products, “Overdraft Honor” deposit accounts and deferred deposits.  Management believes diverse product offerings mitigate the Company’s exposure to downturns in any one segment of the banking industry; however, non traditional banking products also expose the Company’s earnings to additional risks and uncertainties.  The following details specific risk factors related to Republic’s lines of business:

•                  RALs represent a significant business risk, and if the Company terminated the business it would materially impact the earnings of the Company. TRS offers bank products to facilitate the payment of tax refunds for customers that electronically file their tax returns across the country. The Company is one of only a few financial institutions in the United States that provides this service to taxpayers.  Under this program, the taxpayer may receive a RAL or an ERC/ERD.  In return, the Company charges a fee for the service.  There is credit risk associated with a RAL because the money is disbursed to the client before the Company receives the client’s refund from the Internal Revenue Service (“IRS”).  There is minimal credit risk with an ERC/ERD because the Company does not disburse the funds to the client until the Company has received the refund from the state or IRS.

Various consumer groups have, from time to time, questioned the fairness of the TRS program and have accused this industry of charging excessive rates of interest via the fee and engaging in predatory lending practices.  Consumer groups have also claimed that customers are not adequately advised that a RAL is a loan product and that alternative, less expensive means of obtaining the tax refund proceeds are available.  Pressure from these groups, regulatory or legislative changes or material litigation could result in the Company exiting this business at any time.

The Company’s liquidity risk is increased during the first quarter of each year due to the RAL program. The Company has committed to the electronic filers and tax preparers that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to estimate liquidity needs for the RAL program well in advance of the tax season.  If management materially overestimates the need for liquidity during the tax season, a significant interest expense could be incurred with no offsetting revenue stream.  If management materially underestimates the need for liquidity during the tax season, the Bank could experience a significant shortfall of capital needed to fund RALs and could potentially be required to stop originating new loans.

A competing RAL financial institution is currently defending two lawsuits in the state of California relating to the cross-collection provision contained in its RAL contracts with customers. Various companies including the Company have previously entered into agreements to facilitate the cross-collection of unpaid RALs.  The Company has not been named as a defendant by the plaintiffs regarding its cross-collection activities with customers.  The competing financial institution, however, has named the Company and other parties pursuant to the indemnity provisions of the contracts that exist between the various companies regarding the cross-collection of prior year customer indebtedness.  The issue of cross-collection provisions in RAL contracts could result in further litigation exposure for all financial institutions that offer RALs, including the Company, as consumer groups have now shown a willingness to challenge the RAL cross-collection provisions through litigation.

Exiting this line of business, either voluntarily or involuntarily, would significantly reduce the Company’s earnings.  (See additional discussion about this product under the separate section titled “Tax Refund Solutions”).

•                  Mortgage banking activities can be significantly impacted by interest rates. Changes in interest rates can impact gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of mortgage banking income.  A decline in interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand.  If demand increases, mortgage banking income will be positively impacted by more gains on sale, however, the valuation of existing mortgage servicing rights will decrease and may result in a significant impairment.  In addition to the previously mentioned risks, a decline in demand for mortgage banking products could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts.

•                  Deferred deposits represent a significant business risk and if the Company terminated the business it would materially impact the earnings of the Company. Deferred deposits are transactions whereby customers receive cash advances in exchange for a check for the advanced amount plus a fixed fee (commonly referred to as a “payday loan” or “payday lending”).  Various consumer groups have, from time to time, questioned the fairness of deferred deposits and have accused this industry of charging excessive rates of interest via the fixed fee and engaging in predatory lending practices.  Various federal and state regulatory agencies have also questioned whether this business should be permitted by member banks and whether or not this business can be conducted in other states.

Management is still evaluating the overall economic impact of the recently issued Federal Deposit Insurance Corporation (FDIC) guidelines to the Company’s deferred deposit program (also known as “Payday Loan” program).   On March 1, 2005, the FDIC issued the Payday Lending Programs Revised Examination Guidance (the “Guidelines”).  Under the Guidelines, a new stated requirement (the “New Requirement”) limits payday loans to individual clients to no more than 90 days within a rolling 12-month period.  Under the Original Examination Guidance in effect prior to March 1, 2005, there was no stated limit on payday loans to individual clients.  Management estimates that slightly over half of all deferred deposit transactions processed by the Company during 2004 would not have been possible under the New Requirement issued March 1, 2005. The Company intends to be in compliance with FDIC requirements.  There can be no assurance, however, of the degree of impact that compliance with the New Requirement will have on the Company’s results of operations or that the FDIC will not modify the New Requirement or its implementation date. The Guidelines also encourage banks to develop alternative products to deferred deposits.  The Company is currently working with its third party Marketer/Servicers to develop an alternative product to meet the significant demand represented by this client base for short-term credit needs.  Management is unsure, however, when or if an acceptable alternative product can be developed and what the pricing and performance of such a product would be.

There can be no assurance that the FDIC, state legislatures, or others will not impose additional limitations on or prohibit banks from engaging altogether in deferred deposits.  The potential exists that private litigation or regulatory requirements may require the Company to exit from the program in one or more jurisdictions.   Also, state legislation currently being considered could provide the Marketer/Servicers with the statutory authority to offer deferred deposits directly, thus eliminating the current advantages of operating under a banking model for product delivery.  Such legislative developments could affect the renewal of the Bank’s contracts with its Marketer/Servicers.

The Company operates the deferred deposit business through three separate contracts with two Marketer/Servicers.  Two of these three contracts are set to expire in the fourth quarter of 2005.  The remaining contract expires in the first quarter of 2006.  The Company intends to negotiate the renewal of all three contracts prior to their expiration, however, the likelihood that the contracts will be renewed or that they will be renewed with comparable terms cannot presently be determined.  If the Company exited this business, either voluntarily or involuntarily, Company earnings would be significantly reduced.

The Attorney General of North Carolina issued an investigative demand to one of the Company’s Marketer/Servicers in the state of North Carolina.  The Attorney General sought to make a determination as to whether or not the Company’s Marketer/Servicer complies with North Carolina statutes.  The Company’s Marketer/Servicer was asked to document how it conducts its business in the state of North Carolina and was asked to disclose its contractual relationship with the Company and produce other documents relating to the deferred deposit business.  The North Carolina Commissioner of Banks joined the initial inquiry.  Subsequent to the initial inquiry, the Commissioner of Banks issued an order for a public hearing scheduled for April 19, 2005 to further consider whether or not the Marketer/Servicer is complying with North Carolina statutes by engaging in the business of lending in violation of the North Carolina Consumer Finance Act and other matters.  The hearing date was subsequently postponed and a new evidentiary hearing date has not been set.  After consideration of the facts and testimony presented at a evidentiary hearing, the Commissioner of Banks will consider whether or not to issue a cease and desist order or otherwise require the Marketer/Servicer to refrain from violating applicable North Carolina law. The Commissioner of Banks could also determine that there is no violation of North Carolina law.  An adverse finding may result in the Company being forced to exit this line of business in the state of North Carolina which would have a material adverse effect on the Company’s earnings.

•                  The Company’s “Overdraft Honor” program represents a significant business risk, and if the Company terminated the program it would materially impact the earnings of the Company. Republic’s “Overdraft Honor” program permits selected clients to overdraft their accounts up to a predetermined dollar amount ranging from $500 to $750 for the Company’s customary fee.  Clients’ checking accounts that have been current for a certain period of time are allowed the privilege to enter into the program.  Under regulatory guidelines, this service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available.  This fee, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and thus is considered excessive by some consumer groups.  There can be no assurance, however, that the Company’s regulators or others will not impose limitations on this program or that the Company’s ability to offer the product will not be negatively impacted by regulatory authorities.  The Company’s elimination of this program, either voluntarily or involuntarily, would significantly reduce Company earnings.

Republic’s stock price can be volatile.  The Company’s stock price can fluctuate widely in response to a variety of factors.  Factors include actual or anticipated variations in the Company’s quarterly operating results, recommendations by securities analysts, operating and stock price performance of other companies, news reports, results of litigation and changes in government regulations, among other factors.  The Company’s stock also generally has a low average daily trading volume, which limits a person’s ability to quickly accumulate or quickly divest large blocks of Republic’s stock.  In addition, a low average daily trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

Republic may not be able to attract and retain banking clients.  Competition in the banking industry coupled with the size of our institution may limit our ability to attract and retain banking clients.  In particular, Republic’s competitors include several major financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain and establish numerous banking center locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries may not be subject to the same regulatory restrictions and may have larger lending limits than the Company.  Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range of services provided.  Republic also faces competition from out of state financial intermediaries, which have opened low end production offices.  Because Republic maintains smaller staffs of associates and has fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract a broad segment of customers or dramatically increase market share.  In addition, some of our current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than what we can accommodate.  If Republic is unable to attract and retain customers, we may be unable to continue our growth and our results of operations and financial condition may otherwise be negatively impacted.

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

The Company and the Bank are heavily regulated at both federal and state levels.  This regulatory oversight is primarily intended to protect depositors, the federal deposit insurance funds and the banking system as a whole, not the shareholders of the Company.  Changes in policies, regulations and statutes could significantly impact the earnings or products of Republic. Also, failure to comply with laws, regulations or policies or adverse examination findings could result in significant penalties or sanctions by regulatory agencies.

Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non banking activities, the level of reserves against deposits and restrictions on dividend payments.  Various federal and state regulatory agencies possess cease and desist powers and other authority to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulations, and the Federal Reserve Bank possesses similar powers with respect to bank holding companies.  These and other restrictions limit the manner in which Republic conducts its business.

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

Defaults in the repayment of loans may negatively impact our business.  A borrower’s default on their obligations of one or more of their loans may result in lost principal and interest income and increased operating expenses as a result of the increased allocation of management time and resources to the collection and work out of the loans.  In certain situations where collection efforts are unsuccessful or acceptable work out arrangements cannot be reached, the Company may have to write off the loan in part or in whole.  In such situations, the Company may acquire any real estate or other assets, if any, which secures the loan through foreclosure or other similar available remedies.  In such cases, the amount owed under the defaulted loan often exceeds the liquidation value of the assets acquired.

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

An increase in interest rates could also have a negative impact on Republic’s results of operations by reducing the ability of our clients to repay their outstanding loans, which could not only result in increased loan defaults, foreclosures and charge offs but may also likely necessitate further increases to Republic’s allowance for loan losses.

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

RESULTS OF OPERATIONS

Tax Refund Solutions (“TRS”)

During the three months ended March 31, 2005, TRS generated $8.4 million in RAL fees, unchanged from the same period in 2004. TRS also received $5 million in ERC/ERD fees during the first quarter of 2005, compared to $4.4 million during the same period in 2004.  The total volume of tax return refunds processed during the 2005 tax season remained relatively unchanged from the first quarter of 2004.  Net income for the TRS segment increased $678,000 over the first quarter of 2004 primarily due to a reduction in losses associated with RALs.

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

For the first quarter of 2005, net interest income was $29.6 million, an increase of $1.8 million or 7% over the same period in 2004.  The Company was able to increase its net interest income primarily through growth in the Company’s traditional loan portfolio, particularly within the real estate secured portfolios.  The Company also experienced an increase in net interest income from growth in deferred deposit fees.  Despite an increase in net interest income for the year, the Company continued to experience contraction in its net interest margin, which declined 48 basis points from March 31, 2004 to March 31, 2005.  Generally, the contraction in Republic’s net interest margin occurred because short-term rates have increased substantially while liabilities repriced faster than assets.

Management believes, based on current economic indicators regarding short-term interest rates, that the Company will continue to experience contraction in its net interest spread and margin through the remainder of 2005. This contraction is expected to occur as the spread between short-term and long-term interest rates on the yield curve becomes narrower, which is commonly referred to as a “flattening” of the yield curve.  Generally, as the yield curve flattens, the cost of Republic’s short-term liabilities will increase while the yield on its longer-term earning assets will remain level or even possibly decline. In a flattening yield curve environment, the Company will only likely be able to increase its net interest income through growth in earning assets.  Any increase in net interest income from growth in earning assets could be partially or substantially offset by a decrease in the spread on its earning assets resulting from a flattening yield curve.  Management is unable to precisely determine the possible impact on the Company’s net interest spread and margin in the future from a flattening yield curve, if one should occur.

Table 1 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three-month periods ended March 31, 2005 and 2004. Table 2 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 1 – Average Balance Sheets and Interest Rates for the Three Months Ended March 31, 2005 and 2004

	March 31, 2005			March 31, 2004
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:

Investment securities(1)	$560,389	$4,678	3.34%	$398,763	$2,898	2.91%
Federal funds sold and other	91,970	569	2.47	96,124	208	0.87
Total loans and fees(2)	1,865,316	38,162	8.18	1,648,205	34,704	8.42
Total earning assets	2,517,675	43,409	6.90	2,143,092	37,810	7.06
Less: Allowance for loan losses	14,776			15,186
Non-earning assets:
Cash and cash equivalents	85,516			63,684
Premises and equipment, net	33,588			36,108
Other assets (2)	25,704			19,453
Total assets	$2,647,707			$2,247,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:

Transaction accounts	$341,904	$826	0.97%	$313,043	$628	0.80%
Money market accounts	300,974	1,202	1.60	232,600	726	1.25
Individual retirement accounts	48,297	435	3.60	42,122	367	3.49
Certificates of deposit and other time deposits	418,966	3,404	3.25	458,379	3,092	2.70
Brokered deposits	128,021	1,025	3.20	60,389	415	2.75
Repurchase agreements and other short-term borrowings	387,046	2,127	2.20	276,719	657	0.95
Federal Home Loan Bank borrowings	484,262	4,803	3.97	423,250	4,152	3.92

Total interest-bearing liabilities	2,109,470	13,822	2.62	1,806,502	10,037	2.22

Non interest-bearing liabilities and stockholders’ equity:

Non interest-bearing deposits	311,824			237,785
Other liabilities	24,811			29,847
Stockholders’ equity	201,602			173,017

Total liabilities and stockholders’ equity	$2,647,707			$2,247,151

Net interest income		$29,587			$27,773

Net interest spread			4.28%			4.84%

Net interest margin			4.70%			5.18%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)       The amount of fee income included in interest on loans was $12.1  million and $11.7 million for the three months ended March 31, 2005 and 2004..

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

Table 2 – Volume/Rate Variance Analysis

	Three Months Ended March 31, 2005 compared to
	Three Months Ended March 31, 2004
	Increase/(Decrease)
(in thousands)	Total Net Change	Due to
		Volume	Rate

Interest income:
Investment securities	$1,780	$1,301	$479
Federal funds sold and other	361	(9)	370
Total loans and fees	3,458	4,466	(1,008)
Net change in interest income	5,599	5,758	(159)
Interest expense:
Transaction accounts	198	61	137
Money market accounts	476	244	232
Individual retirement accounts	68	55	13
Certificates of deposit and other time deposits	312	(282)	594
Brokered deposits	610	532	78
Repurchase agreements and other short-term borrowings	1,470	342	1,128
Federal Home Loan Bank borrowings	651	605	46
Net change in interest expense	3,785	1,557	2,228
Increase in net interest income	$1,814	$4,201	$(2,387)

Provision for Loan Losses

The Company’s provision for loan losses decreased from $2 million for the three months ended March 31, 2004 to $1.8 million the same period in 2005.  Included in the provision for loan losses were $1.6 million and $2.5 million for RALs during 2005 and 2004.  During the second quarter of 2004, the Company experienced a negative provision associated with RALs of $450,000.  Management believes during the first quarter of 2005 it was able to more precisely determine the actual losses within the RAL portfolio and believes the provision, if any, during the second quarter of 2005 will be minimal.  The decrease in provision associated with RALs was partially offset by an increased provision associated with growth in the traditional loan portfolio and deferred deposit balances.

Non interest Income

Non interest income increased $1.2 million or 13% during the three months ended March 31, 2005 compared to the same period in 2004, due primarily to an increase in TRS ERC/ERD fees.   ERC/ERD fees increased $589,000 or 13% to $5 million during the first quarter of 2005. This increase was primarily due to a 14% increase in ERC/ERD volume compared to same period in the prior year resulting from successful marketing efforts.  The Company plans to continue its aggressive marketing strategies with the goal to increase overall market share in this line of business. Substantially all of these fees are received during the first quarter of the calendar year.

Non interest Expense

Non interest expenses decreased $191,000 during the three months ended March 31, 2005 compared to the same period in 2004.   The most significant factors comprising the decrease in non interest expenses were as follows:

•                  Salaries and employee benefits decreased $174,000 from March 31, 2004 to March 31, 2005.  The decrease was primarily attributable to lower than previously estimated bonus payments for 2004, which were paid in the first quarter of 2005.  This was partially offset by an increase in seasonal contract labor associated with TRS.

•                  Occupancy and equipment expense declined $360,000 or 10% during the first quarter of 2005.  The decline in occupancy and equipment was primarily attributable to a reduction in depreciation expense on furniture and equipment that reached the end of their estimated useful lives.

•                  Other expenses increased $537,000 during the first quarter of 2005 primarily related to credit underwriting costs associated with TRS as well as higher consulting fees related to TRS.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND DECEMBER 31, 2004

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, amounts held in other financial institutions with original maturities under 90 days and federal funds sold.  This category increased $119 million from December 31, 2004 due primarily to $112 million in cash received from brokered certificates of deposit (“Brokered Deposits”).  In previous years, Brokered Deposits that are utilized to fund RALs had maximum maturities of 90 days.  During the first quarter of 2005, however, management elected to extend the maturities of $92 million of these Brokered Deposits to six months and beyond for utilization after the tax season to replace maturing FHLB advances and to fund loan growth throughout 2005.  As RALs paid off during the first quarter, the cash from these payoffs was invested in federal funds sold until it could be used for its intended purposes.

Deposits

Total deposits were $1.6 billion at March 31, 2005 compared to $1.4 billion at December 31, 2004. Interest-bearing deposits increased $114 million while non interest-bearing deposits increased $42 million from December 31, 2004 to March 31, 2005.

The increase in non interest-bearing accounts relates primarily to short-term funds received from TRS.  Due to the seasonality of the business, the non interest-bearing funds from TRS are expected to decline to near $0 during the second quarter of 2005.

Brokered Deposits increased $107 million from December 31, 2004.   During January 2005, the Company received $112 million in cash from Brokered Deposits with maturities ranging from three months to four years.  The overall weighted-average maturity of the Brokered Deposits acquired in January 2005 was approximately 16 months with a weighted-average cost of 3.34%.  For additional discussion of Brokered Deposits, see section titled Cash and Cash Equivalents above.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities.  Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and Mortgage Backed Securities (“MBSs”) and proceeds realized from loans held for sale. Republic’s banking centers and its Internet site, www.republicbank.com, also provide access to retail deposit markets.  These retail deposits, if offered at attractive rates, have historically been a source of additional funding when needed.  The Company also utilized Brokered Deposits during 2004 and the first quarter of 2005 to partially fund RALs and to fund anticipated loan growth.

Traditionally, the Company has also utilized secured and unsecured borrowing lines to supplement its funding requirements.  On March 31, 2005, the Company had capacity with the Federal Home Loan Bank to borrow an additional $134 million. The Company also had $160 million in approved unsecured line of credit facilities available at March 31, 2005 through various third party sources.

CAPITAL

Total stockholders’ equity increased from $196 million at December 31, 2004 to $206 million at March 31, 2005. The increase in stockholders’ equity was primarily attributable to net income earned during the first quarter of 2005 reduced by dividends declared and the decline in accumulated other comprehensive income/loss as a result of a decrease in the value of the available for sale securities portfolio.

During the first quarter of 2005, the Company declared a five percent (5%) stock dividend payable to shareholders of record as of March 25, 2005 payable on April 29, 2005.  For this stock dividend, Class A Shareholders received five additional shares of Class A Common Stock for every 100 shares they owned and Class B shareholders received the same ratio of Class B Common Stock.  A cash payment was paid in lieu of all fractional shares. All share and per share amounts have been adjusted to reflect the above stock dividend and the five percent (5%) stock dividend declared during the first quarter of 2004.

Prior to 2000, Republic’s board of directors approved a Class A Common Stock repurchase program of 551,250 shares.  In March 2003, the Company’s board of directors authorized management to purchase an additional 275,625 shares bringing the total shares authorized for purchase to 826,875. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s board of directors terminates the program. Republic did not repurchase any shares during the first quarter of 2005.  Through March 31, 2005, Republic has purchased 567,197 shares with a weighted average cost of $9.74 and a total cost of $5.5 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  As of March 31, 2005, the Parent Company and the Bank met all capital adequacy requirements.

The most recent notification from the FDIC categorized the Bank as well capitalized.  To be categorized as well capitalized, the Bank must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the FDIC’s assessment of the Bank’s capital ratings.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I leverage, Tier I risk based and total risk based capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the Federal Reserve and FDIC.  Republic’s average capital to average assets ratio was 7.61% for the quarter ended March 31, 2005 compared to 8.01% for the quarter ended December 31, 2004.  Republic has elected and successfully maintains financial holding company status.

Formal measurements of the capital ratios for the Company and Republic Bank & Trust Company are done at each quarter end.  However, the Company does more frequent estimates of its capital classification during late January and early February of each year because of the significant amount of RAL originations.  The Company and Republic Bank & Trust Company remained well capitalized for entire first quarter of 2005.

Table 3 - Capital Ratios

					Minimum
			Minimum		Requirement
			Requirement		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
As of March 31, 2005 (dollars in thousands)	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$221,951	13.20%	$134,537	8%	$168,172	10%
Republic Bank & Trust Co.	211,618	12.89	131,333	8	164,166	10
Republic Bank & Trust Co. of Indiana	6,284	15.69	3,205	8	4,006	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	208,129	12.38	67,269	4	100,903	6
Republic Bank & Trust Co.	174,817	10.65	65,666	4	98,499	6
Republic Bank & Trust Co. of Indiana	5,813	14.51	1,602	4	2,404	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	208,129	7.86	105,908	4	132,385	5
Republic Bank & Trust Co.	174,817	6.74	103,746	4	129,682	5
Republic Bank & Trust Co. of Indiana	5,813	10.36	2,244	4	2,805	5

					Minimum
			Minimum		Requirement
			Requirement		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
As of December 31, 2004 (dollars in thousands)	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$209,575	13.03%	$128,719	8%	$160,899	10%
Republic Bank & Trust Co.	198,146	12.61	125,709	8	157,136	10
Republic Bank & Trust Co. of Indiana	6,193	16.46	3,010	8	3,763	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	196,021	12.18	64,360	4	96,539	6
Republic Bank & Trust Co.	161,579	10.28	62,854	4	94,282	6
Republic Bank & Trust Co. of Indiana	5,756	15.30	1,505	4	2,258	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	196,021	8.03	97,589	4	121,986	5
Republic Bank & Trust Co.	161,579	6.78	95,348	4	119,185	5
Republic Bank & Trust Co. of Indiana	5,756	10.53	2,187	4	2,734	5

Dividend Limitations – The Company’s principal source of funds for dividend payments is dividends received from the Bank. Kentucky and Indiana banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At March 31, 2005, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana could, without prior approval, declare dividends of approximately $35 million and $1 million.  The Company currently does not have plans to pay dividends out of Republic Bank & Trust Company of Indiana.

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

Tables 4 illustrates Republic’s estimated annualized earnings sensitivity profile based on the asset/liability model for the as of March 31, 2005 and December 31, 2004:

Table 4 - Interest Rate Sensitivity

	Decrease in Rates			Increase in Rates
March 31, 2005 (dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$673	$781	$1,482	$2,131	$2,804
Investments	16,634	19,229	20,741	23,329	25,756
Loans, excluding fees	102,814	108,147	113,620	118,964	124,235
Total interest income	120,121	128,157	135,843	144,424	152,795

Projected interest expense:
Deposits	24,376	27,030	32,415	39,444	46,491
Securities sold under agreements to repurchase	5,158	6,705	9,643	13,181	16,725
Federal Home Loan Bank borrowings	18,611	19,207	19,578	20,348	21,322
Total interest expense	48,145	52,942	61,636	72,973	84,538
Net interest income	$71,976	$75,215	$74,207	$71,451	$68,257
Change from base	$(2,231)	$1,008		$(2,756)	$(5,950)
% Change from base	(3.01)%	1.36%		(3.71)%	(8.02)%

	Decrease in Rates			Increase in Rates
December 31, 2004 (dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$282	$278	$517	$707	$965
Investments	16,315	18,125	19,798	22,359	24,642
Loans, excluding fees	98,136	102,799	108,057	113,612	118,919
Total interest income	114,733	121,202	128,372	136,678	144,526

Projected interest expense:
Deposits	20,671	22,902	27,459	34,031	40,715
Securities sold under agreements to repurchase	4,977	5,256	8,110	11,902	15,505
Federal Home Loan Bank borrowings	19,294	19,668	19,896	20,161	20,965
Total interest expense	44,942	47,826	55,465	66,094	77,185
Net interest income	$69,791	$73,376	$72,907	$70,584	$67,341
Change from base	$(3,116)	$469		$(2,323)	$(5,566)
% Change from base	(4.27)%	0.64%		(3.19)%	(7.63)%

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required by this item is included under Part I,  Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.              CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

In regards to Tax Refunds Solutions, a competing RAL financial institution is currently defending two lawsuits in the state of California relating to the cross-collection provision contained in its RAL contracts with customers. Various companies including the Company have previously entered into agreements to facilitate the cross-collection of unpaid RALs.  The Company has not been named as a defendant by the plaintiffs regarding its cross-collection activities with customers.  The competing financial institution, however, has named the Company and other parties pursuant to the indemnity provisions of the contracts that exist between the various companies regarding the cross-collection of prior year customer indebtedness.  The issue of cross-collection provisions in RAL contracts could result in further litigation exposure for all financial institutions that offer RALs, including the Company, as consumer groups have now shown a willingness to challenge the RAL cross-collection provisions through litigation.

In regards to the deferred deposit product, The Attorney General of North Carolina issued an investigative demand to one of the Company’s Marketer/Servicers in the state of North Carolina.  The Attorney General sought to make a determination as to whether or not the Company’s Marketer/Servicer complies with North Carolina statutes.  The Company’s Marketer/Servicer was asked to document how it conducts its business in the state of North Carolina and was asked to disclose its contractual relationship with the Company and produce other documents relating to the deferred deposit business.  The North Carolina Commissioner of Banks joined the initial inquiry.  Subsequent to the initial inquiry, the Commissioner of Banks issued an order for a public hearing scheduled for April 19, 2005 to further consider whether or not the Marketer/Servicer is complying with North Carolina statutes by engaging in the business of lending in violation of the North Carolina Consumer Finance Act and other matters.  The hearing date was subsequently postponed and a new evidentiary hearing date has not been set.  After consideration of the facts and testimony presented at a evidentiary hearing, the Commissioner of Banks will consider whether or not to issue a cease and desist order or otherwise require the Marketer/Servicer to refrain from violating applicable North Carolina law. The Commissioner of Banks could also determine that there is no violation of North Carolina law.  An adverse finding may result in the Company being forced to exit this line of business in the state of North Carolina which would have a material adverse effect on the Company’s earnings.

ITEM 2.                                           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Prior to 2000, Republic’s board of directors approved a Class A Common Stock repurchase program of 551,250 shares.  In March 2003, the Company’s board of directors authorized management to purchase an additional 275,625 shares bringing the total shares authorized for purchase to 826,875. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s board of directors terminates the program. Republic did not repurchase any shares during the first three months of 2005.  Through March 31, 2005, Republic has purchased 567,197 shares with a weighted-average cost of $9.74 per share and a total cost of $5.5 million. The maximum number of shares that may yet be purchased under the program totaled 259,678 shares at March 31, 2005.  All share and per share data has been restated to reflect the five percent (5%) stock dividend that was declared in January 2005.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the shareholders of Republic Bancorp, Inc. was held on April 14, 2005.   The following items were considered:

1)              Election of the following nominees to the Company’s Board of Directors for the ensuing year.

Nominee	For	Withheld

Bernard M. Trager	32,934,346	232,321

Steven E. Trager	32,959,084	207,583

A. Scott Trager	32,936,359	230,308

Bill Petter	32,931,393	235,274

R. Wayne Stratton	32,972,921	193,747

Henry M. Altman, Jr.	32,705,797	460,870

Sandra Metts Snowden	32,815,101	351,566

Susan Stout Tamme	32,540,471	626,196

Charles E. Anderson	32,655,614	511,054

2)                                      Ratification of the Non-Employee Director and Key Employee Deferred Compensation Plan.  Shareholders voted as follows to approve this item:

For	Against	Withheld	Broker Non Votes
28,418,567	1,304,007	16,510	3,427,583

3)                                      Ratification of the 2005 Stock Incentive Plan. Shareholders voted as follows to approve this item:

For	Against	Withheld	Broker Non Votes
27,889,125	1,832,586	17,373	3,427,583

4)                                      Consideration of the shareholder proposal regarding short-term consumer lending programs.  Shareholders voted as follows to reject this item:

For	Against	Withheld	Broker Non Votes
457,191	29,185,904	95,989	3,427,583

ITEM 6.                EXHIBITS.

Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPUBLIC BANCORP, INC.

Principal Executive Officer:

Date: May 6, 2005	By:	/s/ Steven E. Trager
Steven E. Trager
President & Chief Executive Officer

Principal Financial Officer:

Date: May 6, 2005	By:	/s/ Kevin Sipes
Kevin Sipes
Executive Vice President, Chief Financial Officer & Chief Accounting Officer