Form 10-Q
period 2005-06-30
REPUBLIC BANCORP INC /KY/
filed 2005-08-09
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

16,778,371 shares of Class A Common Stock, no par value and 2,146,035 shares of Class B Common Stock, no par value were outstanding at July 31, 2005.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC BANCORP, INC.

CONSOLIDATED BALANCE SHEETS  (in thousands)

	June 30	December 31
	2005	2004
	(unaudited)

ASSETS:
Cash and cash equivalents	$75,879	$77,850
Securities available for sale	419,057	453,360
Securities to be held to maturity (fair value of $70,291 in 2005 and $98,129 in 2004)	70,110	98,233
Mortgage loans held for sale	9,359	16,485
Loans, net of allowance for loan losses of $13,382 and $13,554 (2005 and 2004)	1,934,010	1,775,545
Federal Home Loan Bank stock, at cost	21,083	20,321
Premises and equipment, net	31,961	33,843
Other assets and accrued interest receivable	32,944	23,285

TOTAL ASSETS	$2,594,403	$2,498,922

LIABILITIES:
Deposits:
Non interest-bearing	$281,520	$261,993
Interest-bearing	1,218,244	1,155,937
Total deposits	1,499,764	1,417,930
Securities sold under agreements to repurchase and other short-term borrowings	337,460	364,828
Federal Home Loan Bank borrowings	517,805	496,387
Other liabilities and accrued interest payable	25,948	23,708

Total liabilities	2,380,977	2,302,853

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,575	4,381
Additional paid in capital	78,471	58,117
Retained earnings	133,627	135,949
Unearned shares in Employee Stock Ownership Plan	(1,685)	(1,894)
Accumulated other comprehensive loss	(1,562)	(484)

Total stockholders’ equity	213,426	196,069

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,594,403	$2,498,922

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

INTEREST INCOME:
Loans, including fees	$31,640	$26,805	$69,802	$61,509
Securities	4,462	2,698	8,927	5,403
Federal Home Loan Bank stock and other	620	264	1,402	665
Total interest income	36,722	29,767	80,131	67,577

INTEREST EXPENSE:
Deposits	7,373	4,720	14,265	9,948
Securities sold under agreements to repurchase and other short-term borrowings	2,450	701	4,577	1,358
Federal Home Loan Bank borrowings	4,823	4,155	9,626	8,307
Total interest expense	14,646	9,576	28,468	19,613

NET INTEREST INCOME	22,076	20,191	51,663	47,964

Provision for loan losses	(203)	(447)	1,617	1,602

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,279	20,638	50,046	46,362

NON INTEREST INCOME:
Service charges on deposit accounts	3,801	3,353	7,073	6,324
Electronic refund check fees	833	786	5,828	5,192
Title insurance commissions	435	462	785	758
Mortgage banking income	726	864	1,352	1,542
Debit card interchange fee income	794	637	1,524	1,111
Other	312	353	694	660
Total non interest income	6,901	6,455	17,256	15,587

NON INTEREST EXPENSES:
Salaries and employee benefits	9,492	8,093	19,091	17,866
Occupancy and equipment, net	3,277	3,361	6,578	7,022
Communication and transportation	633	615	1,503	1,353
Marketing and development	513	552	1,044	1,188
Bankshares tax	540	559	1,080	1,119
Data processing	431	376	850	776
Other	2,338	1,590	4,864	3,799
Total non interest expenses	17,224	15,146	35,010	33,123

INCOME BEFORE INCOME TAX EXPENSE	11,956	11,947	32,292	28,826

INCOME TAX EXPENSE	4,012	4,096	11,030	9,920

NET INCOME	$7,944	$7,851	$21,262	$18,906

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized gain (loss) on securities	$1,259	$(2,569)	$(1,078)	$(1,955)
Less: Reclassification of realized amount	—	—	—	—
Net unrealized gain (loss) recognized in comprehensive income	1,259	(2,569)	(1,078)	(1,955)

COMPREHENSIVE INCOME	$9,203	$5,282	$20,184	$16,951

BASIC EARNINGS PER SHARE:
Class A Common Share	$0.42	$0.42	$1.13	$1.01
Class B Common Share	0.41	0.41	1.11	1.00

DILUTED EARNINGS PER SHARE:
Class A Common Share	$0.40	$0.40	$1.08	$0.97
Class B Common Share	0.40	0.40	1.06	0.96

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share data)

						Unearned
						Shares in	Accumulated
	Common Stock			Additional		Empl. Stock	Other	Total
	Class A	Class B		Paid In	Retained	Ownership	Comprehensive	Stockholders’
	Shares Outstanding	Shares Outstanding	Amount	Capital	Earnings	Plan	Loss	Equity

BALANCE, January 1, 2005	16,738	2,149	$4,381	$58,117	$135,949	$(1,894)	$(484)	$196,069

Net income	—	—	—	—	21,262	—	—	21,262

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	(1,078)	(1,078)

Dividend declared Common Stock:
Class A ($0.161 per share)	—	—	—	—	(2,746)	—	—	(2,746)
Class B ($0.147 per share)	—	—	—	—	(315)	—	—	(315)

Stock options exercised, net of shares redeemed	9	—	2	170	(140)	—	—	32

Repurchase of Class A Common Stock	(9)	—	(2)	(39)	(158)	—	—	(199)

Conversion of Class B Common Stock to Class A Common Stock	3	(3)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	18	—	—	203	—	209	—	412

Stock dividend	—	—	194	20,031	(20,225)	—	—	—

Note receivable on common stock, net of cash payments	—	—	—	(44)	—	—	—	(44)

Deferred compensation expense	—	—	—	33	—	—	—	33

BALANCE, June 30, 2005	16,759	2,146	$4,575	$78,471	$133,627	$(1,685)	$(1,562)	$213,426

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (in thousands)

	2005	2004

OPERATING ACTIVITIES:
Net income	$21,262	$18,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	2,260	2,434
Federal Home Loan Bank stock dividends	(464)	(390)
Provision for loan losses	1,617	1,602
Net gain on sale of mortgage loans held for sale	(1,056)	(1,573)
Origination of mortgage loans held for sale	(84,549)	(137,901)
Proceeds from sale of mortgage loans held for sale	92,731	144,988
Employee Stock Ownership Plan expense	445	295
Changes in other assets and liabilities:
Other assets and accrued interest receivable	(9,450)	1
Other liabilities and accrued interest payable	1,728	874
Net cash provided by operating activities	24,524	29,236

INVESTING ACTIVITIES:
Purchases of securities available for sale	(2,321,492)	(2,074,828)
Purchases of securities to be held to maturity	—	(23,499)
Purchases of Federal Home Loan Bank stock	(298)	(371)
Proceeds from calls, maturities and paydowns of securities available for sale	2,355,505	2,097,022
Proceeds from calls, maturities and paydowns of securities to be held to maturity	28,102	36,571
Net increase in loans	(160,325)	(110,065)
Purchases of premises and equipment, net	(961)	(2,589)
Net cash used in investing activities	(99,469)	(77,759)

FINANCING ACTIVITIES:
Net change in deposits	81,834	1,232
Net change in securities sold under agreements to repurchase and other short-term borrowings	(27,368)	59,505
Payments on Federal Home Loan Bank borrowings	(22,863)	(5,530)
Proceeds from Federal Home Loan Bank borrowings	44,281	5,512
Repurchase of Common Stock	(199)	(103)
Proceeds from Common Stock options exercised, net	32	402
Cash dividends paid	(2,743)	(2,256)
Net cash provided by financing activities	72,974	58,762

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,971)	10,239

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,850	60,876

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,879	$71,115

	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$27,002	$18,573
Income taxes	7,744	10,137

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$199	$39

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – JUNE 30, 2005 AND 2004 (UNAUDITED) AND DECEMBER 31, 2004

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting  principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock Based Compensation”:

	Three months ended June 30		Six months ended June 30
(dollars in thousands, except per share data)	2005	2004	2005	2004

Net income, as reported	$7,944	$7,851	$21,262	$18,906
Deduct:
Stock based compensation expense determined under the fair value based method, net of tax	227	133	453	264
Pro forma net income	$7,717	$7,718	$20,809	$18,642

Earnings per share as reported:
Class A Common Share	$0.42	$0.42	$1.13	$1.01
Class B Common Share	0.41	0.41	1.11	1.00

Pro forma earnings per share:
Class A Common Share	0.41	0.41	1.10	0.99
Class B Common Share	0.40	0.40	1.09	0.98

Diluted earnings per share as reported:
Class A Common Share	0.40	0.40	1.08	0.97
Class B Common Share	0.40	0.40	1.06	0.96

Pro forma diluted earnings per share:
Class A Common Share	0.39	0.40	1.06	0.96
Class B Common Share	0.38	0.39	1.04	0.95

Options granted during the quarter and six months ended June 30, 2005 totaled 41,000 shares.  There were no options granted during the quarter and six month periods ended June 30, 2004.

In April 2005, an amendment was issued to Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment” regarding the compliance date for implementation.  The Company will prospectively adopt SFAS 123R on January 1, 2006, as required by this amendment.

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

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.  All prior period share and per share data have been restated to reflect the five percent (5%) stock dividend that was declared in the first quarter of 2005.

2.     ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	Three months ended June 30		Six months ended June 30
(in thousands)	2005	2004	2005	2004

Balance, beginning of period	$13,821	$13,994	$13,554	$13,959
Provision for loan losses	(203)	(447)	1,617	1,602
Charge offs – Banking	(288)	(272)	(634)	(569)
Charge offs – Tax Refund Solutions	(285)	(1,401)	(2,213)	(3,401)
Recoveries – Banking	241	167	362	450
Recoveries – Tax Refund Solutions	96	1,489	696	1,489
Balance, end of period	$13,382	$13,530	$13,382	$13,530

3.    FEDERAL HOME LOAN BANK (“FHLB”) BORROWINGS

(in thousands)	June 30, 2005	December 31, 2004

FHLB convertible fixed interest rate advances with a weighted average interest rate of 5.17%(1) due through 2011	$115,000	$115,000

FHLB fixed interest rate advances with a weighted average interest rate of 3.73% due through 2035	402,805	381,387
	$517,805	$496,387

(1)       Represents convertible advances with the FHLB.  These advances have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not converted earlier by the FHLB.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans.  At June 30, 2005, Republic had available collateral to borrow an additional $130 million from the FHLB.  Republic also has unsecured lines of credit totaling $160 million available through various financial institutions.

4.    COMMITMENTS TO EXTEND CREDIT

As of June 30, 2005, the Company had various commitments outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $488 million, including standby letters of credit of $35 million, represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of June 30, 2005. Commitments to extend credit were $382 million, including letters of credit of $24 million, as of December 31, 2004. The Company’s exposure to credit loss in the event of nonperformance by the other parties to these commitments are represented by the contractual amount of these instruments. The Company uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. At June 30, 2005, no amounts have been accrued in the financial statements related to these instruments.

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three months ended June 30		Six months ended June 30
(in thousands, except per share data)	2005	2004	2005	2004

Net Income, basic and diluted	$7,944	$7,851	$21,262	$18,906

Weighted average shares outstanding	18,897	18,814	18,895	18,798
Effect of dilutive securities	772	658	810	665
Average shares outstanding including dilutive securities	19,669	19,472	19,705	19,463

Basic earnings per share:
Class A Common Share	$0.42	$0.42	$1.13	$1.01
Class B Common Share	0.41	0.41	1.11	1.00

Diluted earnings per share:
Class A Common Share	0.40	0.40	1.08	0.97
Class B Common Share	0.40	0.40	1.06	0.96

Stock options for 29,025 shares and 6,300 shares of Class A Common Stock were respectively excluded from the three and six months ended June 30, 2005 diluted earnings per share calculation because their impact was antidilutive. There were no antidilutive stock options during the three and six months ended June 30, 2004.

6.    SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, distinguished between banking operations, mortgage banking operations, Tax Refund Solutions (“TRS”) and deferred deposits.  Loans, investments and deposits provide the majority of revenue from banking operations; servicing fees and loan sales provide the majority of revenue from mortgage banking operations; Refund Anticipation Loan (“RAL”) fees, Electronic Refund Check (“ERC”) fees and Electronic Refund Deposits (“ERD”) fees provide the majority of the revenue from TRS; and fees for providing deferred deposits represent the primary revenue source for the deferred deposit segment. Revenue from ERC/ERD fees are recorded in the financial statements in the line item “Electronic Refund Check fees”.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Income taxes are allocated based on income before income tax expense.  Transactions among reportable segments are made at fair value.

Segment information for the three and six months ended June 30, 2005 and 2004 follows:

	Three Months Ended June 30, 2005
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$18,613	$285	$69	$3,109	$22,076
Provision for loan losses	(823)	(44)	—	664	(203)
Electronic Refund Check fees	—	833	—	—	833
Mortgage banking income	—	—	726	—	726
Other revenue	5,497	22	(185)	8	5,342
Income tax expense	3,107	89	122	694	4,012
Net income	6,070	273	238	1,363	7,944
Segment assets	2,534,488	2,856	9,369	47,690	2,594,403

	Three Months Ended June 30, 2004
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$16,936	$253	$148	$2,854	$20,191
Provision for loan losses	(63)	(586)	—	202	(447)
Electronic Refund Check Fees	—	786	—	—	786
Mortgage banking income	—	—	864	—	864
Other revenue	5,117	(1)	(318)	7	4,805
Income tax expense	2,882	305	147	762	4,096
Net income	5,507	605	280	1,459	7,851
Segment assets	2,150,501	4,656	8,235	41,264	2,204,656

	Six Months Ended June 30, 2005
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$36,568	$8,722	$172	$6,201	$51,663
Provision for loan losses	(794)	1,517	—	894	1,617
Electronic refund check fees	—	5,828	—	—	5,828
Mortgage banking income	—	—	1,352	—	1,352
Other revenue	10,362	65	(369)	18	10,076
Income tax expense	5,765	3,525	238	1,502	11,030
Net income	11,113	6,794	459	2,896	21,262
Segment assets	2,534,488	2,856	9,369	47,690	2,594,403

	Six Months Ended June 30, 2004
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$33,714	$8,662	$223	$5,365	$47,964
Provision for loan losses	(354)	1,914	—	42	1,602
Electronic refund check fees	—	5,192	—	—	5,192
Mortgage banking income	—	—	1,542	—	1,542
Other revenue	9,407	10	(580)	16	8,853
Income tax expense	4,774	3,383	232	1,531	9,920
Net income	9,097	6,448	442	2,919	18,906
Segment assets	2,150,501	4,656	8,235	41,264	2,204,656

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

This discussion includes various forward-looking statements with respect to credit quality, including but not limited to, delinquency trends and the adequacy of the allowance for loan losses, banking products, corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters.  Broadly speaking, forward-looking statements may include:

•                  projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

•                  descriptions of plans or objectives of the Company’s management for future operations, products or services;

•                  forecasts of future economic performance; and

•                  descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about:

•                  future credit losses and non performing assets;

•                  the future value of mortgage servicing rights;

•                  the impact of new accounting standards;

•                  future short-term and long-term interest rate levels and the respective impact on net interest margin, net income, liquidity and capital;

•                  legal and regulatory matters; and

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

OVERVIEW

Net income for the second quarter of 2005 was $7.9 million, representing an increase of $93,000 compared to the same period in 2004.  Diluted earnings per Class A Common Share remained unchanged at $0.40 for the quarter compared to the same period in 2004.  An increase in net interest income and deposit fees was offset by higher costs primarily associated with additions to staff throughout the Company.  The Company also benefited from a lower income tax expense during the quarter primarily as a result of federal tax credits associated with New Market Tax Credit Loans made in early 2005.

Net income for the first six months of 2005 was $21.3 million, an increase $2.4 million, or 12%, compared to the same period in 2004.  Diluted earnings per Class A Common Share increased 11% for the first six months of 2005 to $1.08.  Similar to the second quarter, an increase in net interest income and deposit fees for the first six months of 2005 was offset by higher costs primarily associated with additions to staff throughout the Company.

BUSINESS SEGMENT COMPOSITION

The Company is divided into four distinct business segments.  Total assets and net income for the three and six months ended June 30, 2005 and 2004 are presented below:

Three months ended June 30, 2005 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net Income	$6,070	$273	$238	$1,363	$7,944
Total Assets	2,534,488	2,856	9,369	47,690	2,594,403

Three months ended June 30, 2004 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net Income	$5,507	$605	$280	$1,459	$7,851
Total Assets	2,150,501	4,656	8,235	41,264	2,204,656

Six months ended June 30, 2005 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net Income	$11,113	$6,794	$459	$2,896	$21,262
Total Assets	2,534,488	2,856	9,369	47,690	2,594,403

Six months ended June 30, 2004 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net Income	$9,097	$6,448	$442	$2,919	$18,906
Total Assets	2,150,501	4,656	8,235	41,264	2,204,656

Banking

As of June 30, 2005, Republic had a total of 31 full service banking centers in Kentucky and two in southern Indiana.  Republic’s primary market areas are located in metropolitan Louisville, central Kentucky and southern Indiana.  Louisville, the largest city in Kentucky, is the location of Republic’s headquarters and the location of 19 banking centers.  Republic’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (2); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (1); and Shelbyville (1).  Republic Bank & Trust Company of Indiana has banking centers located in New Albany and Jeffersonville, Indiana. Republic also has two loan production offices (“Republic Finance”) located in Louisville, Kentucky that operate as a division of Republic Bank & Trust Company.  Republic Finance offers an array of loan products to individuals who may not qualify under the Bank’s standard underwriting guidelines.

Banking related operating revenues are derived primarily from interest earned from the Bank’s loan and investment securities portfolios and fee income from loan, deposit and other banking products.  The Company has historically extended credit and provided general banking services through its banking center network to individuals, and businesses.  Over the past several years, the Company expanded into new lines of business to diversify its asset mix and further enhance its profitability. The Company principally markets its products and services through the following delivery channels:

Mortgage Lending – The Company generally retains adjustable rate residential real estate loans with fixed terms up to ten years.  These loans are originated through the Company’s retail banking center network and “Republic Finance” offices.  Fixed rate residential real estate loans that are sold into the secondary market and their accompanying servicing rights are included as a component of the Company’s “Mortgage Banking” segment and are discussed below.

Commercial Lending – Commercial loans are primarily real estate secured and are generated through banking centers in the Company’s market areas.  The Company makes commercial loans to a variety of industries and intends to promote this business through focused calling programs, in order to broaden relationships by providing business clients with loan, deposit and cash management services.

Consumer Lending – Traditional consumer loans made by the Company include home improvement and home equity loans and personal loans (secured and unsecured).  With the exception of home equity loans, which are actively marketed in conjunction with single family first lien mortgage loans, traditional consumer loan products are not actively promoted in Republic’s markets.

Cash Management Services – Republic provides various deposit products designed for businesses located throughout its market areas. Lockbox processing, business online banking, account reconciliation and Automated Clearing House (“ACH”) processing are additional services offered to businesses through the Cash Management department.  The “Premier First” product is the Company’s premium money market sweep account designed for businesses.

Internet Banking – Republic expands its market penetration and service delivery by offering clients Internet banking services and products through its Internet site, www.republicbank.com.

Other Banking Services – The Bank also provides trust services and engages in life and long-term care insurance, title insurance products and other related financial institution lines of business.

Tax Refund Solutions (“TRS”)

Republic Bank & Trust Company is one of a limited number of financial institutions that facilitates the payment of federal and state tax refunds through tax preparers located throughout the United States.  The Company facilitates the payment of these tax refunds through three primary products.  For those taxpayers who apply and qualify, the Company will offer a Refund Anticipation Loan (“RAL”) up to $5,000.  RALs are repaid when the taxpayers’ refunds are electronically received by the Company from the government.  For those taxpayers who wish to receive their funds electronically via a check or ACH, the Company will provide an Electronic Refund Check (“ERC”) or an Electronic Refund Deposit (“ERD”) to the taxpayer. An ERC/ERD is issued to the taxpayer after the Company has received the tax refund from the federal or state government.  Revenue from ERC/ERD fees are recorded in the financial statements in the line item “Electronic Refund Check fees”.

Mortgage Banking

Mortgage banking activities primarily include 15, 20 and 30-year fixed rate real estate loans that are sold into the secondary market.  Republic typically retains servicing on substantially all loans sold into the secondary market.  Administration of loans with the servicing retained by the Company includes collecting principal and interest payments, escrowing funds for taxes and insurance and remitting payments to the secondary market investors.  A fee is received by Republic for performing these standard servicing functions.

Deferred Deposits (commonly referred to as “Payday Lending”)

Deferred deposits are transactions whereby customers receive cash advances in exchange for a check or authorization to electronically debit the customer’s checking account for the advanced amount plus a fixed fee.

Republic agrees to delay presentment of the check or debit the customer’s account for payment until the advance due date, typically 14 to 30 days from the cash advance date.  Under the marketer/servicer model, customers can redeem their checks in cash for the amount of the advance plus the fee, on or before the advance due date.  If the customer does not reclaim the check in cash by the advance due date, the check is deposited. Under the Company’s recently developed Internet model, a customer account will be electronically debited on the advance’s due date.  If the customer’s debit is returned to Republic due to insufficient funds, the Company may electronically debit the customer’s account additional times in an effort to collect the payment.  These transactions are recorded as loans on the Company’s financial statements and the corresponding fees are recorded as a component of interest income on loans.

Traditionally, the Company has operated its deferred deposit program through two third party Marketer/Servicers primarily in two states.  On July 5, 2005, the Company was notified by Advance America, Cash Advance Centers, Inc. that the marketing and servicing agreements with Advance America Cash Advance Centers of North Carolina, Inc. and Advance America Servicing of Texas, L.P. were terminated effective at 11:59 PM on July 6, 2005.  As a result, Republic has not originated any new deferred deposit transactions through Advance America stores subsequent to July 6, 2005.

Under the terminated contracts, the Company originated deferred deposit transactions through Advance America stores in North Carolina and Texas.  At June 30, 2005, the Company had deferred deposits outstanding of approximately $26 million under those two contracts.  For the second quarter of 2005, Republic recognized net income of approximately $954,000 under those contracts, which represented approximately 12% of the Company’s total net income for the quarter.  Management anticipates the Company will have no outstanding deferred deposits under those two contracts by the end of the third quarter 2005 and will receive minimal fee revenue from the Advance America contracts during the third quarter as these transactions are paid off.

The Company also originates deferred deposits under a marketing and servicing contract with ACE Cash Express, Inc. (“ACE”) in the states of Texas, Arkansas and Pennsylvania, with the substantial majority of these transactions concentrated in the state of Texas. On July 26, 2005, the Company entered into a Third Amendment of its contract dated October 21, 2002 with ACE (“the Agreement”). The Third Amendment effectively extended the Agreement termination date from January 1, 2006 to January 1, 2008.  The Third Amendment also permits ACE to modify the Agreement anytime after March 31, 2006 with sixty days prior written notice, if ACE can profitably engage in deferred deposit transactions in Texas subject to the Agreement independent of Republic or with another bank, if another bank can offer deferred deposit transactions on a less restrictive basis than Republic.  The same provision is applicable to the states of Pennsylvania and Arkansas, except that the Agreement may be modified as to those states anytime after January 1, 2006 with sixty days prior written notice. As of June 30, 2005, Republic had deferred deposits outstanding of approximately $9 million through its contract with ACE.  For the quarter ended June 30, 2005, Republic recognized net income of approximately $394,000 under the ACE contract, which represented approximately 5% of the Company’s total net income for the quarter.

On July 11, 2005, Republic commenced offering deferred deposits through its Indiana bank subsidiary without a marketer/servicer.  This product will initially be offered to customers in limited markets through an Internet delivery channel.  Republic plans to offer the Internet deferred deposit product to a broader customer base late in the third quarter of 2005.  Unlike deferred deposits originated through the Company’s third party marketer/servicer, which features a guarantee from the marketer/servicer, deferred deposits originated directly by the Company are 100% unsecured and have no third party guarantee.  As a result, the Company will sustain credit losses, which could be material and fluctuate significantly from period to period depending on overall volume.  If overall credit losses render the Internet deferred deposit product unprofitable, the Company may cease to offer the product.  At this time, management cannot predict the degree of consumer demand for Republic’s Internet product or project its overall profitability, if any.  All deferred deposits originated by Republic are subject to the revised FDIC Guidance (the “Guidance”) on payday lending dated March 1, 2005, which became effective July 1, 2005.  The Guidance essentially limits customers from having deferred deposits outstanding from any bank lender more than three months in the previous twelve months and recommends development of an alternative credit product.  The Company does not currently plan to offer an alternative credit product through its third party relationship with ACE or directly through its Indiana subsidiary.

FDIC guidance requires that banks limit deferred deposits outstanding to the lesser of 25% of Tier I capital or the amount that actual capital levels exceed the “well capitalized” classification for Tier I and total capital.  Based on the Company’s capital levels at June 30, 2005, deferred deposits outstanding were significantly below the Banks’ regulatory limits.  See additional discussion about this product under the section titled “Company Factors”.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond our control, which may significantly change the results or expectations of the Company.  Some of these factors are described below in the sections titled “Company Factors” and “Industry Factors”; however, many are described in the sections that follow.  There also may be other items, which are included in the Annual Report on Form 10-K for the year ended December 31, 2004.  Any factor described in this report, or in the Company’s 2004 Annual Report on Form 10-K could, by itself or with other factors, adversely affect our business, results of operations or financial condition.  There may also be other factors not described in this report, or in the 2004 Annual Report on Form 10-K, which could cause our expectations to differ or could produce significantly different results.

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

Various consumer groups have, from time to time, questioned the fairness of the TRS program and have accused this industry of charging excessive rates of interest, via the fee, and engaging in predatory lending practices.

Consumer groups have also claimed that customers are not adequately advised that a RAL is a loan product and that alternative, less expensive means of obtaining the tax refund proceeds may be available.  Pressure from these groups, regulatory or legislative changes or material litigation could result in the Company exiting this business or selected markets at any time.

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

A competing RAL financial institution is defending two lawsuits in the state of California relating to the enforceability of cross-collection provisions contained in its RAL contracts with customers.  The two cases are the Hood case in the Santa Barbara Superior Court (Case No. 1156354) and the Clark case in the San Francisco Superior Court (Case No. CGC-04-427959). Various companies, including the Company, previously entered into agreements to facilitate the cross-collection of unpaid RALs from prior years.  The Company was not named as a Defendant by the Plaintiffs regarding its cross-collection activities with customers.  The competing RAL financial institution, however, named the Company and other financial institutions as parties pursuant to the indemnity provisions of the cross-collection contracts between the various companies. The Hood case in Santa Barbara was dismissed by the trial court on federal preemption grounds, but the Plaintiff appealed the trial court ruling.  That appeal remains pending. The Clark case in San Francisco remains pending at the trial court level.  The issue of cross-collection provisions in RAL contracts could result in further litigation exposure for all financial institutions that offer RALs, including the Company, as consumer groups have shown a willingness to challenge the RAL cross-collection contract provisions through litigation.

Exiting this line of business, either voluntarily or involuntarily, would significantly reduce the Company’s earnings.  (See additional discussion about this product under the separate section titled “Tax Refund Solutions”).

•                  Mortgage banking activities can be significantly impacted by interest rates. Changes in interest rates can impact the gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of mortgage banking income.  A decline in interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand.  If demand increases, mortgage banking income will be positively impacted by more gains on sale; however, the valuation of existing mortgage servicing rights will decrease and may result in a significant impairment.  In addition to the previously mentioned risks, a decline in demand for mortgage banking products could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts.

•                  Deferred deposits offered though third party marketer/servicers represent a significant business risk and if the Company terminated its remaining marketing/servicing contract it would further materially impact Company earnings. Deferred deposits are transactions whereby customers receive cash advances in exchange for a check for the advanced amount plus a fixed fee.  Various consumer groups have, from time to time, questioned the fairness of deferred deposits and have accused this industry of charging excessive rates of interest via the fixed fee and engaging in predatory lending practices.  Various federal and state agencies have also questioned whether this business should be permitted by member banks and whether or not this business can be lawfully conducted in various states.

Recently, the Company’s two marketing/servicing contracts with Advance America, Cash Advance Centers, Inc. were terminated.  This will materially impact the earnings of the Company for the remainder of 2005. In addition, there can be no assurance that the FDIC, state legislatures, or others will not impose additional limitations on, or prohibit banks from, engaging altogether in deferred deposits.  The potential exists that private litigation or regulatory requirements may require the Company to cease offering the product in one or more jurisdictions.  State legislation could provide the Company’s remaining Marketer/Servicer with the statutory authority to offer deferred deposits directly, thus eliminating the current advantages of operating under a banking model for product delivery.  Such legislative or judicial developments could affect the continuation of the Bank’s contract with its remaining Marketer/Servicer. See additional discussion regarding the termination of Republic’s contract with Advance America, Cash Advance Centers, Inc. under the section titled “Deferred Deposits”.

On August 26, 2004, the Attorney General of North Carolina issued an investigative demand to Advance America Cash Advance Centers of North Carolina, Inc., the Company’s former Marketer/Servicer in the state of North Carolina.  The Attorney General and the Banking Commissioner of North Carolina seek to make a determination as to whether or not the Company’s former Marketer/Servicer complied with North Carolina law.  Management does not believe this proceeding will have any affect on the Company in the future as the Company’s contract with Advance America in North Carolina was terminated and the Company was not named as a party to the proceedings.

•                  The Company’s “Overdraft Honor” program represents a significant business risk, and if the Company terminated the program it would materially impact the earnings of the Company. Republic’s “Overdraft Honor” program permits selected clients to overdraft their checking accounts up to a predetermined dollar amount ranging from $500 to $750, for the Company’s customary fee.  Clients’ checking accounts that have been current for a certain period of time are allowed to enter the program.  Under regulatory guidelines, this service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available.  This fee, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and thus is considered excessive by some consumer groups.  There can be no assurance that the Company’s regulators or others will not impose additional limitations on this program or that the Company’s ability to offer the program could be eliminated by regulatory authorities.  The elimination of this program, either voluntarily or involuntarily, would significantly reduce Company earnings.

Republic’s stock price can be volatile.  The Company’s stock price can fluctuate widely in response to a variety of factors. Factors include actual or anticipated variations in the Company’s operating results, recommendations by securities analysts, operating and stock price performance of other companies, news reports, results of litigation, regulatory actions or changes in government regulations, among other factors.  The Company’s stock also generally has a low average daily trading volume, which limits a shareholder’s ability to quickly accumulate or quickly divest large blocks of Republic’s stock.  In addition, a low average daily trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

Republic may not be able to attract and retain banking clients.  Competition in the banking industry, coupled with the size of our institution, may limit our ability to attract and retain banking clients.  In particular, Republic’s competitors include major financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain and establish numerous banking center locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries may not be subject to the same regulatory restrictions and may have larger lending limits than the Company.  Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range of services provided.  Republic also faces competition from out of state financial intermediaries, which have opened low end production offices.  Because Republic maintains a smaller staff and has fewer financial and other resources compared to larger institutions with which we compete, we may be limited in our ability to attract a broad segment of customers or dramatically increase market share.  In addition, some of our current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than what the Company can accommodate.  If Republic is unable to attract and retain customers, the Company may be unable to continue to meet growth and profit objectives.

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

The Company is significantly impacted by the regulatory, fiscal and monetary policies of federal and state governments.  The Board of Governors of the Federal Reserve Bank regulates the supply of money and credit in the United States.  Its policies determine, in large part, our cost of funds for lending and investing and the return we earn on these loans and investments, all of which impact our net interest margin.  Its policies can materially affect the value of the Company’s financial instruments and earnings and can also adversely affect the Company’s borrowers and their ability to repay their outstanding loans.

The Company and the Bank are heavily regulated at both federal and state levels.  This regulatory oversight is primarily intended to protect depositors, the federal deposit insurance funds and the banking system as a whole, not the shareholders of the Company. Changes in policies, regulations and statutes could significantly impact the earnings or products of Republic. Also, failure to comply with laws, regulations or policies, or adverse examination findings, could result in significant penalties, negatively impact operations, or result in other sanctions by regulatory agencies.

Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non banking activities, the level of reserves against deposits and restrictions on dividend payments.  Various federal and state regulatory agencies possess cease and desist powers, and other authority to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulations.  The Federal Reserve Bank possesses similar powers with respect to bank holding companies.  These, and other restrictions, can limit in varying degrees, the manner in which Republic conducts its business.

Republic is subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our financial condition may be adversely effected.  Under regulatory capital adequacy guidelines, and other regulatory requirements, Republic and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to qualitative judgements by regulators about components, risk weightings and other factors.  If Republic fails to meet these minimum capital guidelines and other regulatory requirements, Republic’s financial condition will be materially and adversely affected.  Republic’s failure to maintain the status of “well capitalized” under our regulatory framework, or “well managed” under regulatory exam procedures, or regulatory violations, could compromise our status as a financial holding company and related eligibility for a streamlined review process for acquisition proposals and limit financial product diversification.

Republic’s industry is highly competitive.  The Company operates in a highly competitive industry that could become even more competitive as a result of legislation, regulatory and technological changes, new market entries and acquisition activity.  Many of our competitors have fewer regulatory constraints, and some have lower cost structures.

The Company relies on the accuracy and completeness of information provided by vendors, customers and other counterparties.  In deciding whether to extend credit or enter into transactions with other parties, the Company relies on information furnished by, or on behalf of, customers or entities related to that customer.  Our financial condition and earnings could be negatively impacted to the extent the Company relies on information that is false, misleading or inaccurate.

Defaults in the repayment of loans may negatively impact our business.  When borrowers’ default on obligations of one or more of their loans it may result in lost principal and interest income and increased operating expenses as a result of the increased allocation of management time and resources to the collection and work out of the loans.  In certain situations where collection efforts are unsuccessful or acceptable work out arrangements cannot be reached, the Company may have to write off the loan in part or in whole.  In such situations, the Company may acquire real estate or other assets, if any, which secures the loan through foreclosure or other similar available remedies.  In such cases, the amount owed under the defaulted loan often exceeds the liquidation value of the assets acquired.

Fluctuations in interest rates may negatively impact our banking business.  Republic’s core source of income from operations consists of net interest income, which is equal to the difference between interest income received on interest-earning assets (usually loans and investment securities) and the interest expenses incurred in connection with interest-bearing liabilities (usually deposits and borrowings).  These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities.  Republic’s net interest income can be affected significantly by changes in market interest rates.  Changes in relative interest rates may reduce Republic’s net interest income as the difference between interest income and interest expense decreases.  As a result, Republic has adopted asset and liability management policies to minimize potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources.  However, even with these policies in place, a change in interest rates could negatively impact the Company’s results from operations or financial position.

An increase in interest rates could also have a negative impact on Republic’s results of operations by reducing the ability of our clients to repay their outstanding loans, which could not only result in increased loan defaults, foreclosures and charge offs, but may also likely necessitate further increases to Republic’s allowance for loan losses.

Prepayment of loans may negatively impact Republic’s business.  Generally, our clients may prepay the principal amount of their outstanding loans at any time.  The speed at which such prepayments occur, as well as the size of such prepayments, are within our clients’ discretion.  If clients prepay the principal amount of their loans, and we are unable to lend those funds to other clients or invest the funds at the same or higher interest rates, Republic’s interest income will be reduced.  A significant reduction in interest income would have a negative impact on Republic’s results of operations and financial condition.

RESULTS OF OPERATIONS

Net Interest Income

The principal source of Republic’s revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

For the second quarter of 2005, net interest income was $22.1 million, an increase of $1.9 million, or 9%, over the same period in 2004.  The Company was able to increase its net interest income primarily through growth in the Company’s traditional loan portfolio and an increase in yield on its investment portfolio.  The increased interest income from loans and investments was partially offset by increased interest expense on repurchase agreements and deposits resulting from rising short-term interest rates.  Overall the Company’s net interest margin decreased 29 basis points from the second quarter of 2004 to 3.54% for the second quarter of 2005.

For the first six months of 2005, net interest income was $51.7 million, an increase of $3.7 million, or 8%, over the same period in 2004.  Consistent with the quarterly increase, the Company was able to increase its net interest income for the first six months of 2005 primarily through growth in the Company’s traditional loan portfolio combined with an increase in yield on its investment portfolio. The increased interest income from loans and investments was partially offset by increased interest expense on repurchase agreements and deposits resulting from rising short-term interest rates.  Overall the Company’s net interest margin decreased 38 basis points from the first six months of 2004 to 4.13% for the six months of 2005.

In general, the contraction in Republic’s net interest margin for both the second quarter and first six months of 2005 occurred because short-term rates have increased substantially, causing the Company’s interest bearing liabilities to reprice higher and faster than its interest earning assets.  Management believes, based on current economic indicators regarding short-term interest rates, that the Company will likely continue to experience contraction in its net interest spread and margin through the remainder of 2005. Any increase in net interest income for the remainder of 2005 will likely result from growth in earning assets, which could be partially or substantially offset by continued contraction in the Company’s net interest margin.  Management is unable to precisely determine the possible impact of continued contraction on the Company’s net interest spread and margin in the future.

In addition to the contraction described above, the Company’s net interest spread and margin will decline as a result of the termination of the Company’s contracts with Advance America as well as the impact of the recent Guidance on Republic’s deferred deposit transactions originated through its relationship with ACE.  Republic’s net interest spread and margin was 3.08% and 3.54% for the quarter ended June 30, 2005.  Republic’s net interest spread and margin, excluding the fee income recognized through the Advance America relationship, would have been 2.93% and 3.39% for the quarter ended June 30, 2005.  Management is unable to determine the actual impact of the Guidance on Republic’s loans originated through ACE, however net interest spread and margin, exclusive of other factors, will be negatively impacted by the Guidance.

Table 1 and Table 2 provide detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three and six month periods ended June 30, 2005 and 2004, respectively. Table 3 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 1 – Average Balance Sheets and Interest Rates for the Three Months Ended June 30, 2005 and 2004

	June 30, 2005			June 30, 2004
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:

Investment securities(1)	$535,446	$4,714	3.52%	$404,198	$2,896	2.87%
Federal funds sold and other	51,505	368	2.86	27,492	66	0.96
Total loans and fees(2)	1,905,158	31,640	6.64	1,677,826	26,805	6.39
Total earning assets	2,492,109	36,722	5.89	2,109,516	29,767	5.64
Less: Allowance for loan losses	13,668			13,670

Non-earning assets:
Cash and cash equivalents	69,196			60,922
Premises and equipment, net	32,677			35,887
Other assets(1)	31,500			16,884
Total assets	$2,611,814			$2,209,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:

Transaction accounts	$330,345	$798	0.97%	$323,589	$565	0.70%
Money market accounts	291,359	1,433	1.97	305,513	675	0.88
Time deposits	476,496	3,985	3.35	383,511	3,125	3.26
Brokered deposits	137,331	1,157	3.37	47,004	355	3.02
Repurchase agreements and other short-term borrowings	372,348	2,450	2.63	285,059	701	0.98
Federal Home Loan Bank borrowings	477,567	4,823	4.04	420,996	4,155	3.95

Total interest-bearing liabilities	2,085,446	14,646	2.81	1,765,672	9,576	2.17

Non interest-bearing liabilities and stockholders’ equity:

Non interest-bearing deposits	289,588			235,678
Other liabilities	25,563			27,014
Stockholders’ equity	211,217			181,175

Total liabilities and stockholders’ equity	$2,611,814			$2,209,539

Net interest income		$22,076			$20,191

Net interest spread
			3.08%			3.47%
Net interest margin
			3.54%			3.83%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)       The amount of fee income included in interest on loans was $3.9 million and $3.6 million for the three months ended June 30, 2005 and 2004.

Table 2 – Average Balance Sheets and Interest Rates for the Six Months Ended June 30, 2005 and 2004

	June 30, 2005			June 30, 2004
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:

Investment securities(1)	$547,849	$9,391	3.43%	$406,479	$5,794	2.85%
Federal funds sold and other	71,626	938	2.62	56,809	274	0.96
Total loans and fees(2)	1,885,347	69,802	7.40	1,663,005	61,509	7.40
Total earning assets	2,504,822	80,131	6.40	2,126,293	67,577	6.36
Less: Allowance for loan losses	14,218			14,416

Non-earning assets:
Cash and cash equivalents	77,286			62,503
Premises and equipment, net	33,129			35,997
Other assets(1)	29,418			18,191
Total assets	$2,630,437			$2,228,568

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:

Transaction accounts	$335,347	$1,624	0.97%	$318,316	$1,193	0.75%
Money market accounts	296,140	2,635	1.78	303,401	1,400	0.92
Time deposits	471,905	7,824	3.32	407,662	6,584	3.23
Brokered deposits	132,702	2,182	3.29	53,697	771	2.87
Repurchase agreements and other short-term borrowings	377,726	4,577	2.42	285,631	1,358	0.95
Federal Home Loan Bank borrowings	480,896	9,626	4.00	424,572	8,307	3.91

Total interest-bearing liabilities	2,094,716	28,468	2.72	1,793,279	19,613	2.19

Non interest-bearing liabilities and stockholders’ equity:

Non interest-bearing deposits	301,540			232,441
Other liabilities	25,975			25,752
Stockholders’ equity	208,206			177,096

Total liabilities and stockholders’ equity	$2,630,437			$2,228,568

Net interest income		$51,663			$47,964

Net interest spread
			3.68%			4.17%
Net interest margin
			4.13%			4.51%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)       The amount of fee income included in interest on loans was $16.0 million and $15.3 million for the six months ended June 30, 2005 and 2004.

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

Table 3 – Volume/Rate Variance Analysis

	Three months ended June 30, 2005 Compared to Three months ended June 30, 2004			Six months ended June 30, 2005 compared to Six months ended June 30, 2004
	Increase/(Decrease) Due to			Increase/(Decrease) due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:
Investment securities	$1,816	$1,064	$752	$3,596	$2,272	$1,324
Federal funds sold and other	304	93	211	665	88	577
Total loans and fees	4,835	3,744	1,091	8,293	8,231	61
Net change in interest income	6,955	4,901	2,054	12,554	10,592	1,962

Interest expense:
Transaction accounts	233	12	221	432	67	365
Money market accounts	758	(33)	791	1,235	(35)	1,270
Time deposits	861	776	85	1,240	1,061	179
Brokered deposits	801	756	45	1,410	1,283	127
Repurchase agreements and other short-term borrowings	1,749	270	1,479	3,219	555	2,664
Federal Home Loan Bank borrowings	668	569	99	1,319	1,123	196
Net change in interest expense	5,070	2,350	2,720	8,855	4,054	4,801
Increase (decrease) in net interest income	$1,885	$2,551	$(666)	$3,699	$6,538	$(2,839)

Provision for loan losses

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 4 - Summary of Loan Loss Experience

	Three months ended June 30		Six months ended June 30
(dollars in thousands)	2005	2004	2005	2004
Allowance for loan losses at beginning of period	$13,821	$13,994	$13,554	$13,959

Charge offs:
Real estate:
Residential	(106)	(23)	(183)	(121)
Commercial	—	—	(102)	(4)
Construction	—	—	—	—
Commercial	—	(8)	—	(8)
Consumer	(168)	(234)	(294)	(429)
Home equity	(14)	(7)	(55)	(7)
Tax Refund Solutions	(285)	(1,401)	(2,213)	(3,401)
Total	(573)	(1,673)	(2,847)	(3,970)
Recoveries:
Real estate:
Residential	123	33	130	103
Commercial	16	4	20	78
Construction	—	—	—	—
Commercial	5	11	15	28
Consumer	75	98	168	199
Home equity	22	21	29	42
Tax Refund Solutions	96	1,489	696	1,489
Total	337	1,656	1,058	1,939
Net loan charge offs	(236)	(17)	(1,789)	(2,031)
Provision for loan losses	(203)	(447)	1,617	1,602
Allowance for loan losses at end of period	$13,382	$13,530	$13,382	$13,530

Ratios:
Allowance for loan losses to total loans	0.69%	0.80%	0.69%	0.80%
Provision for loan losses to average loans	(0.01)	(0.03)	0.09	0.10
Net loan charge offs to average loans outstanding	0.05	0.00	0.19	0.24
Allowance for loan losses to non performing loans	198	102	198	102

The Company’s provision for loan losses increased from a negative provision of $447,000 for the three months ended June 30, 2004 to a negative provision of $203,000 for the same period in 2005.  Included in the provision for loan losses for TRS was a negative $44,000 and negative $586,000 related to RALs during the three months ended June 30, 2005 and 2004, respectively.  In general, the fluctuation in the negative provision related to less than estimated loss experience on RALs during the 2004 tax season as compared to 2005.

Included in the provision for loan losses for the banking segment was a negative $823,000 and negative $63,000, respectively, during the three months ended June 30, 2005 and 2004.  The change in the banking segment provision was primarily related to an improvement in classified loan balances, which are a key component in determining the overall allowance for loan losses.

The Company’s provision for loan losses remained relatively unchanged at $1.6 million for the first six months of 2005 and 2004. The change in the banking segment provision for the six month period is identical to the quarterly discussion above.

Non interest Income

Non interest income increased $446,000 for the second quarter ended June 30, 2005 compared to the same period in 2004. A significant component of the increase related to service charges on deposit accounts which increased $448,000, or 13%, during the second quarter of 2005 compared to the same period in 2004.  The increase was due primarily to growth in the Company’s checking account base supported by the Bank’s “Overdraft Honor” program, which permits selected clients to overdraft their accounts up to $750 for the Bank’s customary fee.  Total overdraft fees increased $292,000, or 11%, while the total number of accounts eligible for the “Overdraft Honor” program increased to 54,000 from 46,000 at June 30, 2004.  Additionally, the Company increased its checking account base by nearly 14,000 accounts during the first six months of 2005.

Non interest income increased $1.7 million for the first six months of 2005 compared to the same period in 2004.  Service charges on deposit accounts increased $749,000, or 12%, during the first six months of 2005 compared to the same period in 2004. Total overdraft fees increased $391,000 for the first six months of the year.  The increase in service charges on deposit accounts for the year was primarily related to the same reasons stated in the preceding paragraph.

ERC/ERD fees increased $636,000 to $5.8 million during the first six months of 2005. This increase was primarily due to an increase in ERC/ERD volume compared to the same period in the prior year, resulting from successful marketing efforts.  The Company plans to continue its aggressive marketing strategies with the goal to increase overall market share in this line of business. Substantially all of these fees are received during the first quarter of the calendar year.

Non interest Expense

Non interest expenses increased $2.1 million during the quarter ended June 30, 2005 compared to the same period in 2004.  Salaries and employee benefits increased $1.4 million during the quarter, primarily attributable to the increase in full time equivalent employees across the Company from 583 at June 30, 2004 to 649 at June 30, 2005.

Non interest expenses increased $1.9 million during the six months ended June 30, 2005 compared to the same period in 2004.  Salaries and employee benefits increased $1.2 million, attributable to the same reasons stated above.  Other expenses increased $1.1 million for the six months ended June 30, 2005, primarily due to the same reason described for the quarter ended June 30, 2005.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND DECEMBER 31, 2004

Table 5 – Loan Portfolio Composition

(in thousands)	June 30, 2005	December 31, 2004

Residential real estate	$948,640	$851,736
Commercial real estate	530,033	495,827
Real estate construction	82,092	70,220
Commercial	49,661	36,807
Consumer	67,451	67,997
Home equity	270,220	267,231
Total loans	1,948,097	1,789,818
Less:
Unearned interest income and unamortized loan fees	705	719
Allowance for loan losses	13,382	13,554

Loans, net	$1,934,010	$1,775,545

Net loans, primarily consisting of secured real estate loans, increased by $158 million to $1.9 billion at June 30, 2005.  This growth is primarily attributable to closing costs as low as $299 on adjustable and fixed-rate single-family mortgage loans.

Consumer loans, which include deferred deposit transactions outstanding of $36 million, remained relatively flat compared to December 31, 2004.  Due to the termination of the Company’s contracts with Advance America, as well as the impact of the Guidance on the loans originated through its ACE relationship, deferred deposits outstanding as of July 31, 2005 declined to $9.3 million.  Management cannot precisely determine the amount of future deferred deposit outstandings, however outstandings are expected to further decline during the remainder of 2005.

Allowance for loan losses

The total allowance for loan losses decreased $172,000 from December 31, 2004 to $13.4 million at June 30, 2005.  Management continues to monitor the commercial real estate loan portfolio in particular, recognizing that commercial real estate loans generally carry a greater risk of loss than residential real estate loans.  The allowance for loan losses as a percent of total loans declined from 0.76% at December 31, 2004 to 0.69% as of June 30, 2005.  This decline is primarily the result of loan growth, lower historical losses and improvements in classified loan balances, particularly within the commercial real estate portfolio.  Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2005.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities.  Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and Mortgage Backed Securities (“MBSs”) and proceeds realized from loans held for sale.  The Company’s liquidity is impacted by its ability to sell securities, which is limited due to the level of securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law.  At June 30, 2005, these securities had a fair value of $431 million.

Republic’s banking centers and its Internet site, www.republicbank.com, provide access to retail deposit markets.  These retail deposits, if offered at attractive rates, have historically been a source of additional funding when needed.  The Company also utilized Brokered Deposits during 2004 and the first six months of 2005 to partially fund RALs and to fund anticipated loan growth.

Traditionally, the Company has also utilized secured and unsecured borrowing lines to supplement its funding requirements.  On June 30, 2005, the Company had capacity with the Federal Home Loan Bank to borrow an additional $130 million. The Company also had $160 million in approved unsecured line of credit facilities available at June 30, 2005 through various third party sources.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Kentucky and Indiana banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At June 30, 2005, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana could, without prior approval, declare dividends of approximately $40 million and $1 million, respectively.  The Company does not plan to pay dividends from Republic Bank & Trust Company of Indiana in the foreseeable future.

CAPITAL

Total stockholders’ equity increased from $196 million at December 31, 2004 to $213 million at June 30, 2005. The increase in stockholders’ equity was primarily attributable to net income earned during the first six months of 2005 reduced by dividends declared and the decline in accumulated other comprehensive income/loss as a result of a decrease in the value of the available for sale securities portfolio.

Prior to 2000, Republic’s board of directors approved a Class A Common Stock repurchase program of 551,250 shares.  In March 2003, the Company’s board of directors authorized management to purchase an additional 275,625 shares, bringing the total shares authorized for purchase to 826,875. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s board of directors terminates the program.

Republic repurchased 9,300 shares during the quarter and six months ended June 30, 2005.  Through June 30, 2005, Republic has purchased 576,497 shares with a weighted average cost of $9.93 and a total cost of $5.7 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  As of June 30, 2005, the Parent Company and the Bank met all capital adequacy requirements.

The FDIC has categorized the Bank as well capitalized.  To be categorized as well capitalized, the Bank must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage ratios as set forth in the table.  Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I leverage, Tier I risk based and total risk based capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the Federal Reserve and FDIC.  Republic’s average capital to average assets ratio was 7.92% for the six months ended June 30, 2005 compared to 8.01% for the year ended December 31, 2004.  Republic has elected and successfully maintains financial holding company status.

Formal measurements of the capital ratios for the Company and Republic Bank & Trust Company are performed at each quarter end.  In addition, the Company estimates its capital classification during late January and early February of each year due to the significant amount of RAL originations.  The Company and Republic Bank & Trust Company remained well capitalized for the entire first and second quarters of 2005.

The following table sets forth the Company’s risk based capital amounts and ratios as of June 30, 2005 and December 31, 2004.

Table 6 – Capital Ratios

	As of June 30, 2005		As of December 31, 2004
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$227,823	13.27%	$209,575	13.03%
Republic Bank & Trust Co.	216,003	12.90	198,146	12.61
Republic Bank & Trust Co. of Indiana	6,380	15.23	6,193	16.46

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	214,441	12.49	196,021	12.18
Republic Bank & Trust Co.	179,676	10.73	161,579	10.28
Republic Bank & Trust Co. of Indiana	5,875	14.02	5,756	15.30

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	214,441	8.21	196,021	8.03
Republic Bank & Trust Co.	179,676	7.02	161,579	6.78
Republic Bank & Trust Co. of Indiana	5,875	10.59	5,756	10.53

REGULATORY MATTERS

On July 22, 2005 Republic Bank & Trust Company received its most recent Community Reinvestment Act (“CRA”) Performance Evaluation prepared as of October 4, 2004.  Republic Bank & Trust Company was assigned a “Needs to Improve” rating due in part to alleged violations of Regulation B related to its RAL line of business.  Republic Bank & Trust Company voluntarily changed certain procedures and processes to address the Regulation B issues raised by the FDIC during the CRA Evaluation.  By statute, the FDIC will refer the Regulation B violations to the Department of Justice (“DOJ”).  Also by statute, a financial holding company, such as the Company, that controls a Bank with a “less than satisfactory” CRA rating has limitations on certain future business activities until the CRA rating improves.  Management does not believe these limitations will have any affect on the Company’s current business plans.  Management has not determined if Republic Bank & Trust Company will appeal the CRA Evaluation rating, nor at this time have any additional corrective action been imposed by the FDIC or the DOJ.

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

Republic utilizes an earnings simulation model to analyze net interest income sensitivity.  Potential changes in market interest rates and their subsequent effects on net interest income are then evaluated.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve.  These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario.  Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income.  Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies.  Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.  The June 30, 2005 simulation analysis indicates that an increase in interest rates would have a negative effect on net interest income, and a decrease in interest rates would have a positive effect on net interest income.

Tables 7 illustrates Republic’s estimated annualized earnings sensitivity profile based on the asset/liability model as of June 30, 2005:

Table 7 – Interest Rate Sensitivity

Net Interest
Income Change
Increase 200 basis point	-8.82%
Increase 100 basis points	-3.94
Decrease 100 basis points	2.85
Decrease 200 basis points	2.33

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In regard to Tax Refunds Solutions, a competing RAL financial institution is defending two lawsuits in the state of California relating to the enforceability of cross-collection provisions contained in its RAL contracts with customers.  The two cases are the Hood case in the Santa Barbara Superior Court (Case No. 1156354) and the Clark case in the San Francisco Superior Court (Case No. CGC-04-427959). Various companies, including the Company, previously entered into agreements to facilitate the cross-collection of unpaid RALs from prior years.  The Company was not named as a Defendant by the Plaintiffs regarding its cross-collection activities with customers.  The competing RAL financial institution, however, named the Company and other financial institutions as parties pursuant to the indemnity provisions of the cross-collection contracts between the various companies. The Hood case in Santa Barbara was dismissed by the trial court on federal preemption grounds, but the Plaintiff appealed the trial court ruling.  That appeal remains pending. The Clark case in San Francisco remains pending at the trial court level.  The issue of cross-collection provisions in RAL contracts could result in further litigation exposure for all financial institutions that offer RALs, including the Company, as consumer groups have shown a willingness to challenge the RAL cross-collection contract provisions through litigation.

In regard to the deferred deposit product, on August 26, 2004, the Attorney General of North Carolina issued an investigative demand to Advance America Cash Advance Centers of North Carolina, Inc., the Company’s former Marketer/Servicer in the state of North Carolina.  The Attorney General and the Banking Commissioner of North Carolina seek to make a determination as to whether or not the Company’s former Marketer/Servicer complied with North Carolina law.  Management does not believe this proceeding will have any affect on the Company in the future as the Company’s contract with Advance America in North Carolina was terminated and the Company was not named as a party to the proceedings.

ITEM 2.                                               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Details of Republic’s Common Stock purchases during the second quarter of 2005 are included in the following table:

2005 Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

April 1– April 30	9,300		$21.44	9,300	250,378
May 1– May 31	—		—	—	250,378
June 1 – June 30	3,488	*	23.24	—	250,378
Total	12,788		$21.44	9,300

* - Represents shares repurchased by the Company in connection with stock option exercises.

Prior to 2000, Republic’s board of directors approved a Class A Common Stock repurchase program of 551,250 shares.  In March 2003, the Company’s board of directors authorized management to purchase an additional 275,625 shares bringing the total shares authorized for purchase to 826,875. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s board of directors terminates the program. Republic repurchased 9,300 shares under the program during the quarter and six months ended June 30, 2005.  Through June 30, 2005, Republic purchased 576,497 shares with a weighted-average cost of $9.93 per share and a total cost of $5.7 million. The maximum number of shares that may yet be purchased under the program totaled 250,378 shares at June 30, 2005.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

ITEM 6.  EXHIBITS.

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

REPUBLIC BANCORP, INC.

Principal Executive Officer:

Date: August 9, 2005	By:	/s/ Steven E. Trager
Steven E. Trager
President & Chief Executive Officer

Principal Financial Officer:

Date: August 9, 2005	By:	/s/ Kevin Sipes
Kevin Sipes
Executive Vice President, Chief Financial Officer & Chief Accounting Officer