Form 10-Q
period 2005-09-30
REPUBLIC BANCORP INC /KY/
filed 2005-11-08
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

and (2) has been subject to such filing requirements for the past 90 days.	☒Yes ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).	☒Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,338,356 shares of Class A Common Stock, no par value and 2,144,933 shares of Class B Common Stock, no par value were outstanding at October 31, 2005, the latest practicable date.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

EX-10.1	Lease between Republic Bank & Trust Company and Teeco Properties
EX-10.2	Lease between Republic Bank & Trust Company and Jaytee Properties
EX-31.1	Section 302 Certification of Principal Executive Officer
EX-31.2	Section 302 Certification of Principal Financial Officer
EX-32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350
EX-32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REPUBLIC BANCORP, INC.

CONSOLIDATED BALANCE SHEETS  (in thousands)

	September 30	December 31
	2005	2004
	(unaudited)
ASSETS:
Cash and cash equivalents	$87,810	$77,850
Securities available for sale	391,641	453,360
Securities to be held to maturity (fair value of $64,424 in 2005 and $98,129 in 2004)	64,157	98,233
Mortgage loans held for sale	15,616	16,485
Loans, net of allowance for loan losses of $11,123 and $13,554 (2005 and 2004)	1,955,017	1,775,545
Federal Home Loan Bank stock, at cost	21,336	20,321
Premises and equipment, net	31,683	33,843
Other assets and accrued interest receivable	36,067	23,285

TOTAL ASSETS	$2,603,327	$2,498,922

LIABILITIES:
Deposits:
Non-interest-bearing	$284,870	$261,993
Interest-bearing	1,273,707	1,155,937
Total deposits	1,558,577	1,417,930
Securities sold under agreements to repurchase and other short-term borrowings	281,562	364,828
Federal Home Loan Bank borrowings	483,673	496,387
Subordinate note	41,240	—
Other liabilities and accrued interest payable	24,354	23,708

Total liabilities	2,389,406	2,302,853

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,517	4,381
Additional paid in capital	77,821	58,117
Retained earnings	135,365	135,949
Unearned shares in Employee Stock Ownership Plan	(1,577)	(1,894)
Accumulated other comprehensive loss	(2,205)	(484)

Total stockholders’ equity	213,921	196,069

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,603,327	$2,498,922

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
INTEREST INCOME:
Loans, including fees	$31,844	$27,660	$101,646	$89,169
Securities	4,466	3,205	13,393	8,608
Federal Home Loan Bank stock and other	623	296	2,025	961
Total interest income	36,933	31,161	117,064	98,738

INTEREST EXPENSE:
Deposits	8,101	5,262	22,366	15,210
Securities sold under agreements to repurchase and other short-term borrowings	2,613	1,113	7,190	2,471
Federal Home Loan Bank borrowings	5,155	4,196	14,781	12,503
Subordinate note	317	—	317	—

Total interest expense	16,186	10,571	44,654	30,184

NET INTEREST INCOME	20,747	20,590	72,410	68,554

Provision for loan losses	(2,585)	(127)	(968)	1,475

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,332	20,717	73,378	67,079

NON-INTEREST INCOME:
Service charges on deposit accounts	4,145	3,578	11,218	9,902
Electronic refund check fees	77	61	5,905	5,253
Title insurance commissions	481	329	1,266	1,087
Mortgage banking income	797	757	2,149	2,299
Debit card interchange fee income	787	663	2,311	1,774
Other	273	210	967	870
Total non-interest income	6,560	5,598	23,816	21,185

NON-INTEREST EXPENSES:
Salaries and employee benefits	9,244	8,411	28,335	26,277
Occupancy and equipment, net	3,319	3,444	9,897	10,466
Communication and transportation	689	741	2,192	2,094
Marketing and development	728	534	1,772	1,722
Bankshares tax	600	485	1,680	1,604
Data processing	509	405	1,359	1,181
Debit card interchange fee expense	348	287	1,003	801
Other	2,268	1,394	6,477	4,679
Total non-interest expenses	17,705	15,701	52,715	48,824

INCOME BEFORE INCOME TAX EXPENSE	12,187	10,614	44,479	39,440

INCOME TAX EXPENSE	4,137	3,632	15,167	13,552

NET INCOME	$8,050	$6,982	$29,312	$25,888

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized gain (loss) on securities	$(643)	$1,181	$(1,721)	$(774)
Less: Reclassification of realized amount	—	—	—	—
Net unrealized gain (loss) recognized in comprehensive income	(643)	1,181	(1,721)	(774)

COMPREHENSIVE INCOME	$7,407	$8,163	$27,591	$25,114

BASIC EARNINGS PER SHARE:
Class A Common Share	$0.43	$0.37	$1.56	$1.38
Class B Common Share	0.42	0.36	1.53	1.36

DILUTED EARNINGS PER SHARE:
Class A Common Share	$0.41	$0.36	$1.49	$1.33
Class B Common Share	0.40	0.35	1.47	1.31

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share data)

						Unearned
	Common Stock					Shares in	Accumulated
	Class A	Class B		Additional		Empl. Stock	Other	Total
	Shares	Shares		Paid In	Retained	Ownership	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	Loss	Equity

BALANCE, January 1, 2005	16,738	2,149	$4,381	$58,117	$135,949	$(1,894)	$(484)	$196,069

Net Income	—	—	—	—	29,312	—	—	29,312

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	(1,721)	(1,721)

Dividend declared Common Stock:
Class A ($0.249 per share)	—	—	—	—	(4,207)	—	—	(4,207)
Class B ($0.227 per share)	—	—	—	—	(487)	—	—	(487)

Stock options exercised, net of shares redeemed	28	—	7	412	(217)	—	—	202

Repurchase of Class A Common Stock	(269)	—	(65)	(1,132)	(4,760)	—	—	(5,957)

Conversion of Class B Common Stock to Class A Common Stock	4	(4)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	27	—	—	296	—	317	—	613

Stock dividend	—	—	194	20,031	(20,225)	—	—	—

Note receivable on common stock, net of cash payments	—	—	—	2	—	—	—	2

Deferred compensation expense	—	—	—	95	—	—	—	95

BALANCE, September 30, 2005	16,528	2,145	$4,517	$77,821	$135,365	$(1,577)	$(2,205)	$213,921

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (in thousands)

	2005	2004
OPERATING ACTIVITIES:
Net income	$29,312	$25,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	3,417	7,097
Federal Home Loan Bank stock dividends	(745)	(605)
Provision for loan losses	(968)	1,475
Net gain on sale of mortgage loans held for sale	(1,787)	(2,182)
Origination of mortgage loans held for sale	(171,273)	(189,163)
Proceeds from sale of mortgage loans held for sale	173,929	193,324
Employee Stock Ownership Plan expense	613	465
Changes in other assets and liabilities:
Other assets and accrued interest receivable	(11,276)	(2,129)
Other liabilities and accrued interest payable	147	1,092
Net cash provided by operating activities	21,369	35,262

INVESTING ACTIVITIES:
Purchases of securities available for sale	(3,339,058)	(2,871,540)
Purchases of securities to be held to maturity	—	(31,514)
Purchases of Federal Home Loan Bank stock	(270)	(353)
Proceeds from calls, maturities and paydowns of securities available for sale	3,400,240	2,815,718
Proceeds from calls, maturities and paydowns of securities to be held to maturity	34,040	56,701
Net increase in loans	(178,796)	(154,015)
Investment in unconsolidated subsidiary	(1,240)	—
Purchases of premises and equipment, net	(2,088)	(6,348)
Net cash used in investing activities	(87,172)	(191,351)

FINANCING ACTIVITIES:
Net increase in deposits	140,647	103,552
Net change in securities sold under agreements to repurchase and other short-term borrowings	(83,266)	97,744
Payments on Federal Home Loan Bank borrowings	(53,047)	(5,676)
Proceeds from Federal Home Loan Bank borrowings	40,333	5,807
Net proceeds from subordinate note	41,240	—
Common Stock repurchases	(5,957)	(301)
Proceeds from Common Stock options exercised, net	202	746
Cash dividends paid	(4,389)	(3,601)
Net cash provided by financing activities	75,763	198,271

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,960	42,182

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,850	60,876

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,810	$103,058

	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$43,658	$30,644
Income taxes	13,264	12,055

SUPPLEMENTAL NON-CASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$294	$1,158

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – SEPTEMBER 30, 2005 AND 2004

(UNAUDITED) AND DECEMBER 31, 2004

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (together referred to as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust.  Republic Invest Co. includes its subsidiary, Republic Capital LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc.  The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC and Republic Insurance Agency, LLC.  All companies are collectively referred to as “Republic” or the “Company”. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting   principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock Based Compensation”:

	Three months ended		Nine months ended
	September 30		September 30
(dollars in thousands, except per share data)	2005	2004	2005	2004

Net income, as reported	$8,050	$6,982	$29,312	$25,888
Deduct:
Stock based compensation expense determined under the fair value based method, net of tax	379	133	1,090	397
Pro forma net income	$7,671	$6,849	$28,222	$25,491

Earnings per share as reported:
Class A Common Share	$0.43	$0.37	$1.56	$1.38
Class B Common Share	0.42	0.36	1.53	1.36

Pro forma earnings per share:
Class A Common Share	0.42	0.36	1.52	1.35
Class B Common Share	0.41	0.35	1.50	1.34

Diluted earnings per share as reported:
Class A Common Share	0.41	0.36	1.49	1.33
Class B Common Share	0.40	0.35	1.47	1.31

Pro forma diluted earnings per share:
Class A Common Share	0.40	0.35	1.46	1.31
Class B Common Share	0.39	0.34	1.43	1.29

Options granted during the nine months ended September 30, 2005 totaled 41,000.  There were no options granted during the third quarter of 2005.  There were approximately 508,000 options granted during the nine month period ended September 30, 2004 with all of these options being granted during the third quarter of 2004.

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

2. SECURITIES

Securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2005 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$267,960	$—	$(2,321)	$265,639
Mortgage backed securities, including CMOs	127,073	202	(1,270)	126,005

Total securities available for sale	$395,033	$202	$(3,591)	$391,641

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2004 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$292,925	$29	$(1,257)	$291,697
Mortgage backed securities, including CMOs	161,179	755	(271)	161,663

Total securities available for sale	$454,104	$784	$(1,528)	$453,360

Securities to be held to maturity:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
September 30, 2005 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$12,110	$—	$(112)	$11,998
Mortgage backed securities, including CMOs	52,047	679	(300)	52,426

Total securities to be held to maturity	$64,157	$679	$(412)	$64,424

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
December 31, 2004 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$20,112	$—	$(55)	$20,057
Mortgage backed securities, including CMOs	78,121	131	(180)	78,072

Total securities to be held to maturity	$98,233	$131	$(235)	$98,129

Securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2005	December 31, 2004
Amortized cost	$380,368	$454,483
Fair value	377,737	453,677

3.              ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2005	2004	2005	2004

Balance, beginning of period	$13,382	$13,530	$13,554	$13,959
Provision for loan losses	(2,585)	(127)	(968)	1,475
Charge offs - Banking	(220)	(412)	(854)	(981)
Charge offs - Tax Refund Solutions	—	(2)	(2,213)	(3,403)
Recoveries - Banking	200	337	562	789
Recoveries - Tax Refund Solutions	346	209	1,042	1,696
Balance, end of period	$11,123	$13,535	$11,123	$13,535

Information regarding Republic’s impaired loans is as follows:

(in thousands)	September 30, 2005	December 31, 2004
Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	2,713	2,687

Total	$2,713	$2,687
Amount of the allowance for loan losses allocated	$846	$1,065

No additional funds are committed to be advanced in connection with the above impaired loans.

Detail of non-performing loans is as follows:

(in thousands)	September 30, 2005	December 31, 2004
Non-performing loans were as follows:
Loans past due 90 days or more and still on accrual	$2,484	$371
Non-accrual loans	6,661	5,763

4.              FEDERAL HOME LOAN BANK (“FHLB”) BORROWINGS

(in thousands)	September 30, 2005	December 31, 2004

FHLB convertible fixed interest rate advances with a weighted average interest rate of 5.17%(1) due through 2011	$115,000	$115,000

FHLB fixed interest rate advances with a weighted average interest rate of 3.86% due through 2035	368,673	381,387
	$483,673	$496,387

(1)       Represents convertible advances with the FHLB.  These advances have original fixed rate periods ranging from one to five years with the original maturities ranging from three to ten years if not converted earlier by the FHLB. The Company has $90  million in these advances that are currently eligible to be converted on their quarterly repricing date.  Based on market conditions at this time, management does not believe these advances are likely to be converted in the short- term.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans.  At September 30, 2005, Republic had available collateral to borrow an additional $191 million from the FHLB.

5.              TRUST PREFERRED SECURITIES

On August 16, 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., issued $40 million in Trust Preferred Securities. The Trust Preferred Securities pay a fixed interest rate for 10 years and adjust with LIBOR thereafter.  Currently treated as Tier 1 capital for regulatory purposes, the Trust Preferred Securities mature on September 30, 2035 and are redeemable at the Company’s option after ten years. The sole asset of RBCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the Trust Preferred Securities. The subordinated debentures and the related interest expense, currently payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements. The proceeds obtained from the Trust Preferred Securities offering will be used to fund loan growth, support an existing stock repurchase program and for other general business purposes.

6.              COMMITMENTS TO EXTEND CREDIT

As of September 30, 2005, the Company had various commitments outstanding that arose in the normal course of business, such as standby letters of credit and commitments to extend credit, which are properly not reflected in the financial statements. In management’s opinion, commitments to extend credit of $559 million, including standby letters of credit of $39 million, represent normal banking transactions, and no significant losses are anticipated to result from these commitments as of September 30, 2005. Commitments to extend credit were $382 million, including letters of credit of $35 million, as of December 31, 2004. The Company’s exposure to credit loss in the event of nonperformance by the other parties to these commitments is represented by the contractual amount of these instruments. The Company uses the same credit and collateral policies in making commitments and conditional guarantees as it does with on-balance sheet instruments. At September 30, 2005, no amounts have been accrued in the financial statements related to these instruments.

Commitments to extend credit are agreements to lend to clients as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the client. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a client to a third party. These guarantees are primarily issued to support private borrowing arrangements.

7.              EARNINGS PER SHARE

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except per share data)	2005	2004	2005	2004

Net Income, basic and diluted	$8,050	$6,982	$29,312	$25,888

Weighted average shares outstanding	18,838	18,854	18,876	18,817
Effect of dilutive securities	746	728	794	704
Average shares outstanding including dilutive securities	19,584	19,582	19,670	19,521

Basic earnings per share:
Class A Common Share	$0.43	$0.37	$1.56	$1.38
Class B Common Share	0.42	0.36	1.53	1.36

Diluted earnings per share:
Class A Common Share	$0.41	0.36	$1.49	$1.33
Class B Common Share	0.40	0.35	1.47	1.31

Stock options for 47,550 shares and 44,400 shares of Class A Common Stock were respectively excluded from the three and nine months ended September 30, 2005 diluted earnings per share calculation because their impact was antidilutive. There were no antidilutive stock options during the three and nine months ended September 30, 2004.

8.              SEGMENT INFORMATION

The reportable segments are determined by the types of products and services offered: (i) banking operations, (ii) mortgage banking operations, (iii) Tax Refund Solutions (“TRS”) and (iv) deferred deposits. Loans, investments and deposits provide the majority of revenue from banking operations; servicing fees and loan sales provide the majority of revenue from mortgage banking operations; Refund Anticipation Loan (“RAL”) fees, Electronic Refund Check (“ERC”) fees and Electronic Refund Deposit (“ERD”) fees provide the majority of the revenue from TRS; and fees for providing deferred deposits represent the primary revenue source for the deferred deposit segment. Revenue from ERC/ERD fees are recorded in the financial statements in the line item “Electronic Refund Check fees”.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Income taxes are allocated based on income before income tax expense.  Transactions among reportable segments are made at fair value.

Segment information for the three and nine months ended September 30, 2005 and 2004 follows:

	Three Months Ended September 30, 2005
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$18,900	$31	$156	$1,660	$20,747
Provision for loan losses	46	(346)	—	(2,285)	(2,585)
Electronic Refund Check fees	—	77	—	—	77
Mortgage banking income	—	—	797	—	797
Other revenue	6,024	14	(355)	3	5,686
Income tax expense	3,152	(269)	82	1,172	4,137
Net income	6,119	(502)	160	2,273	8,050
Segment assets	2,578,766	3,248	15,624	5,689	2,603,327

	Three Months Ended September 30, 2004
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$17,623	$(341)	$93	$3,215	$20,590
Provision for loan losses	(90)	(207)	—	170	(127)
Electronic Refund Check Fees	—	61	—	—	61
Mortgage banking income	—	—	757	—	757
Other revenue	4,978	12	(223)	13	4,780
Income tax expense	2,818	(194)	118	890	3,632
Net income	5,405	(355)	227	1,705	6,982
Segment assets	2,296,663	2,582	11,766	41,725	2,352,736

	Nine Months Ended September 30, 2005
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$55,468	$8,753	$328	$7,861	$72,410
Provision for loan losses	(748)	1,171	—	(1,391)	(968)
Electronic refund check fees	—	5,905	—	—	5,905
Mortgage banking income	—	—	2,149	—	2,149
Other revenue	16,386	79	(724)	21	15,762
Income tax expense	8,917	3,256	320	2,674	15,167
Net income	17,232	6,292	619	5,169	29,312
Segment assets	2,578,766	3,248	15,624	5,689	2,603,327

	Nine Months Ended September 30, 2004
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$51,337	$8,321	$316	$8,580	$68,554
Provision for loan losses	(444)	1,707	—	212	1,475
Electronic refund check fees	—	5,253	—	—	5,253
Mortgage banking income	—	—	2,299	—	2,299
Other revenue	14,385	22	(803)	29	13,633
Income tax expense	7,592	3,189	350	2,421	13,552
Net income	14,502	6,093	669	4,624	25,888
Segment assets	2,296,663	2,582	11,766	41,725	2,352,736

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and consolidated statements of income.  Republic, a bank holding company headquartered in Louisville, Kentucky, is the Parent Company of Republic Bank & Trust Company, Republic Bank & Trust Company of Indiana (together referred to as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust.  Republic Invest Co. includes its subsidiary Republic Capital LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The Consolidated Financial Statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC and Republic Insurance Agency, LLC. This section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes and other detailed information.

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

OVERVIEW

Net income for the third quarter of 2005 was $8.1 million, representing an increase of $1.1 million or 15% compared to the same period in 2004.  Diluted earnings per Class A Common Share increased 14% to $0.41 for the third quarter of 2005 compared to $0.36 for the same period in 2004. The increase in net income for the quarter benefited primarily from a reduction in the allowance for loan losses.  The Company also benefited from increases in net interest income and service charges on deposit accounts, which were offset by higher costs primarily associated with additions to staff throughout the Company.

Net income for the first nine months of 2005 was $29.3 million, an increase of $3.4 million, or 13%, compared to the same period in 2004.  Diluted earnings per Class A Common Share increased 12% for the first nine months of 2005 to $1.49.  Similar to the third quarter, net income for the nine months ended September 30, 2005 benefited primarily from a reduction in the allowance for loan losses.  The Company also benefited during the same period from increases in net interest income and service charges on deposit accounts, which were offset by higher costs primarily associated with additions to staff.

BUSINESS SEGMENT COMPOSITION

The Company is divided into four distinct business segments.  Total assets and net income for the three and nine months ended September 30, 2005 and 2004 are presented below:

Three months ended September 30, 2005		Tax Refund	Mortgage	Deferred	Consolidated
(in thousands)	Banking	Solutions	Banking	Deposits	Totals

Net Income	$6,119	$(502)	$160	$2,273	$8,050
Total Assets	2,578,766	3,248	15,624	5,689	2,603,327

Three months ended September 30, 2004		Tax Refund	Mortgage	Deferred	Consolidated
(in thousands)	Banking	Solutions	Banking	Deposits	Totals

Net Income	$5,405	$(355)	$227	$1,705	$6,982
Total Assets	2,296,663	2,582	11,766	41,725	2,352,736

Nine months ended September 30, 2005		Tax Refund	Mortgage	Deferred	Consolidated
(in thousands)	Banking	Solutions	Banking	Deposits	Totals

Net Income	$17,232	$6,292	$619	$5,169	$29,312
Total Assets	2,578,766	3,248	15,624	5,689	2,603,327

Nine months ended September 30, 2004		Tax Refund	Mortgage	Deferred	Consolidated
(in thousands)	Banking	Solutions	Banking	Deposits	Totals

Net Income	$14,502	$6,093	$669	$4,624	$25,888
Total Assets	2,296,663	2,582	11,766	41,725	2,352,736

(I)  Banking

As of September 30, 2005, Republic had a total of 34 full-service banking centers with 32 located in Kentucky and two in southern Indiana.  Republic’s primary market areas are located in metropolitan Louisville, central Kentucky and southern Indiana.  Louisville, the largest city in Kentucky, is the location of Republic’s headquarters and the location of 19 banking centers.  Republic’s central Kentucky market includes 13 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (2); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1).  Republic Bank & Trust Company of Indiana has banking centers located in New Albany and Jeffersonville, Indiana. Republic also has two loan production offices (“Republic Finance”) located in Louisville, Kentucky that operate as a division of Republic Bank & Trust Company.  Republic Finance offers an array of loan products to individuals who may not qualify under the Bank’s standard underwriting guidelines.

Banking related operating revenues are derived primarily from interest earned from the Bank’s loan and investment securities portfolios and fee income from loans, deposits and other banking products.  The Company has historically extended credit and provided general banking services through its banking center network to individuals and businesses.  Over the past several years, the Company expanded into new lines of business to diversify its asset mix and further enhance its profitability. The Company principally markets its banking products and services through the following delivery channels:

Mortgage Lending – The Company generally retains adjustable rate residential real estate loans with fixed terms up to ten years.   These loans are originated through the Company’s retail banking center network and “Republic Finance” offices.  Fixed rate residential real estate loans that are sold into the secondary market, and their accompanying servicing rights, which may be either sold or retained, are included as a component of the Company’s “Mortgage Banking” segment and are discussed below.

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

Other Banking Services – The Bank also provides trust services, title insurance products and other related financial institution lines of business.

(II)  Tax Refund Solutions (“TRS”)

Republic Bank & Trust Company is one of a limited number of financial institutions that facilitates the payment of federal and state tax refunds through tax preparers located throughout the United States.  The Company facilitates the payment of these tax refunds through three primary products.  For those taxpayers who apply and qualify, the Company will offer a Refund Anticipation Loan (“RAL”) up to $8,000.  RALs are repaid when the taxpayers’ refunds are electronically received by the Company from the government.  For those taxpayers who wish to receive their funds electronically via a check or ACH, the Company will provide an Electronic Refund Check (“ERC”) or an Electronic Refund Deposit (“ERD”) to the taxpayer. An ERC/ERD is issued to the taxpayer after the Company has received the tax refund from the federal or state government.  Revenue from ERC/ERD fees are recorded in the financial statements in the line item “Electronic Refund Check fees”.

(III)  Mortgage Banking

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

(IV)  Deferred Deposits (commonly referred to as “Payday Lending”)

Deferred deposits are transactions whereby customers receive cash advances in exchange for a check or authorization to electronically debit the customer’s checking account for the advanced amount plus a fixed fee. Under the Marketer/Servicer model, customers can reclaim their checks in cash for the amount of the advance plus the fee, on or before the due date of the advance.  If the customer does not reclaim the check in cash by the advance due date, the check is deposited. Under the Company’s recently developed Internet model, the customer’s account will be electronically debited on the advance due date.  If the ACH is not honored due to insufficient funds, the Company may electronically debit the customer’s account additional times in an effort to collect the amount due.  These transactions are recorded as loans on the Company’s financial statements and the corresponding fees are recorded as a component of interest income on loans.

The Company originates deferred deposits under a marketing and servicing contract with ACE Cash Express, Inc. (“ACE”) in the states of Texas, Arkansas and Pennsylvania, with the substantial majority of these transactions concentrated in the state of Texas. As of September 30, 2005, Republic had deferred deposits outstanding of approximately $5 million through its contract with ACE.  For the quarter ended September 30, 2005, Republic recognized net income of approximately $533,000 under the ACE contract, which represented approximately 7% of the Company’s total net income for the period.

Traditionally, the Company also operated its deferred deposit program through a marketing/servicing relationship with Advance America in Texas and North Carolina.  On July 5, 2005, the Company was notified by Advance America, Cash Advance Centers, Inc. that the marketing and servicing agreements with Advance America Cash Advance Centers of North Carolina, Inc. and Advance America Servicing of Texas, L.P. (collectively referred to as “Advance America”) were terminated effective July 6, 2005.  As a result, Republic did not originate any new deferred deposit transactions through Advance America stores after July 6, 2005. At September 30, 2005, the Company had no deferred deposits outstanding under the two Advance America contracts, as all previously outstanding transactions had paid off.  For the third quarter of 2005, Republic recognized net income of approximately $1.9 million under the Advance America contracts, which represented approximately 23% of the Company’s total net income for the period.

Due to the termination of the Advance America contracts and, to a lesser extent, implementation of the revised FDIC guidelines on August 1, 2005, Republic experienced a $31 million decline in its payday loan portfolio during the third quarter of 2005.  As a result of the decline in the payday loan portfolio, the Company had a $2.3 million reduction in the amount specifically allocated within the Company’s allowance for loan losses for payday loans.  At this time, the Company cannot predict the final impact of the revised FDIC guidelines on its remaining ACE payday loan portfolio during the fourth quarter of 2005 but does expect the balances to be significantly lower than fourth quarter of 2004.

On July 11, 2005, Republic commenced offering, on a test basis, deferred deposits through its Indiana bank subsidiary without a Marketer/Servicer.  On September 15, 2005, Republic transitioned into a faxless, Internet-based payday loan program offered direct to customers on a nationwide basis at www.republicbankpayday.com. Unlike deferred deposits originated through the Company’s third party Marketer/Servicer, which feature a guarantee from the Marketer/Servicer, deferred deposits originated directly by the Company are 100% unsecured and have no third party guarantee.  As a result, the Company will sustain credit losses, which could be material and fluctuate significantly from period to period depending on overall volume.  If overall credit losses render the Internet deferred deposit product unprofitable, the Company will cease to offer the Internet product.  At this time, management cannot predict the degree of consumer demand for Republic’s Internet product or project its potential profitability, if any.

All deferred deposits originated by Republic are subject to the revised FDIC Guidance (the “Guidance”) on payday lending dated March 1, 2005, which became effective July 1, 2005.  The Guidance essentially limits customers from having deferred deposits outstanding from any bank lender more than 90 days in the previous twelve months.  FDIC guidance also requires that banks limit deferred deposits outstanding to the lesser of 25% of Tier I capital or the amount that actual capital levels exceed the “well capitalized” classification for Tier I and total capital.  Based on the Company’s capital levels at September 30, 2005, deferred deposits outstanding were significantly below the Banks’

regulatory limits.   See additional discussion about this product under the section titled “Factors that May Affect Future Results – Company Factors”.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond our control, which may significantly change the results or expectations of the Company.   Some of these factors are described below in the sections titled “Company Factors” and “Industry Factors”; however, many are described in the sections that follow.  There also may be other items, which are included in the Annual Report on Form 10-K for the year ended December 31, 2004.  Any factor described in this report, or in the Company’s 2004 Annual Report on Form 10-K could, by itself or with other factors, adversely affect the Company’s business, results of operations or financial condition.  There may also be other factors not described in this report, or in the 2004 Annual Report on Form 10-K, which could cause our expectations to differ or could produce significantly different results.

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

The Company’s accounting policies and estimates are critical components of the Company’s presentment of its financial statements. Our management must exercise judgment in selecting and adopting various accounting policies and in applying estimates.  Actual outcomes may be materially different than amounts previously estimated.  Management has identified two accounting policies as being critical to the presentation of the Company’s financial statements.  These policies are described in our 2004 Annual Report on Form 10-K under the section titled “Critical Accounting Policies and Estimates” and relate to the allowance for loan losses and the valuation of mortgage servicing rights.  Due to the inherent uncertainty of estimates, we cannot provide any assurance that the Company will not significantly increase its allowance for loan losses if actual losses are more than the amount reserved or recognize a significant provision for impairment of its mortgage servicing rights.

The Company has lines of business and products not typically associated with traditional banking.  In addition to traditional banking products, i.e. customer loans and deposits, the Company provides RALs, ERCs/ERDs, mortgage banking products, “Overdraft Honor” deposit accounts and deferred deposits.  Management believes diverse product offerings mitigate the Company’s exposure to downturns in any one segment of the banking industry; however, non-traditional banking products also expose the Company’s earnings to additional risks and uncertainties.  The following details specific risk factors related to Republic’s lines of business:

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

The Company’s liquidity risk is increased during the first quarter of each year due to the RAL program. The Company has committed to the electronic filers and tax preparers that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to estimate liquidity needs for the RAL program well in advance of the tax season.  If management materially overestimates the need for liquidity during the tax season, a significant expense could be incurred with no offsetting revenue stream.  If management materially underestimates the need for liquidity during the tax season, the Bank could experience a significant shortfall of capital needed to fund RALs and could potentially be required to stop originating new loans.

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

•                  Deferred deposits offered though third party Marketer/Servicers represent a significant business risk and if the Company terminated its remaining marketing/servicing contract it would further materially impact Company earnings. Deferred deposits through a marketing/servicing arrangement are transactions whereby customers receive cash advances in exchange for a check for the advanced amount plus a fixed fee.  Various consumer groups have, from time to time, questioned the fairness of deferred deposits and have accused this industry of charging excessive rates of interest via the fixed fee and engaging in predatory lending practices.  Various federal and state agencies have also questioned whether this business should be permitted by member banks and whether or not this business can be lawfully conducted in various states.

Recently, the Company’s two Marketing/Servicing contracts with Advance America were terminated.  This will have a material adverse impact on the earnings of the Company for the remainder of 2005. In addition, there can be no assurance that the FDIC, state legislatures, or others will not impose additional limitations on, or prohibit banks from, engaging altogether in deferred deposits.  The potential exists that private litigation or regulatory requirements may require the Company to cease offering the product in one or more jurisdictions.  State legislation could provide the Company’s remaining Marketer/Servicer with the statutory authority to offer deferred deposits more profitably or on a direct basis.  The Company’s remaining Marketer/Servicer could also elect to directly offer a more profitable alternative credit product to a payday loan, thus eliminating the current advantages of operating under a banking model for product delivery.  Such developments could affect the continuation of the Bank’s contract with its remaining Marketer/Servicer. See additional discussion regarding the termination of Republic’s contracts with Advance America under the section titled “Deferred Deposits”.

On August 26, 2004, the Attorney General of North Carolina issued an investigative demand to Advance America Cash Advance Centers of North Carolina, Inc. (“Advance America North Carolina”), the Company’s former Marketer/Servicer in the state of North Carolina.  The Attorney General and the Banking Commissioner of North Carolina seek to make a determination as to whether or not the Company’s former Marketer/Servicer complied with North Carolina law.  Management does not believe this proceeding will have any affect on the Company, as the Company’s contract with Advance America North Carolina was terminated and the Company was not named as a party to the proceedings.  Advance America North Carolina also has litigation pending against it in the State of North Carolina regarding the delivery of deferred deposits in that jurisdiction.  The Company is not a party to that litigation.

•                  The Company’s “Overdraft Honor” program represents a significant business risk, and if the Company terminated the program it would materially impact the earnings of the Company. Republic’s “Overdraft Honor” program permits selected clients to overdraft their checking accounts up to a predetermined dollar amount ranging from $500 to $750, for the Company’s customary fee.  Clients’ checking accounts that have been current for a certain period of time are allowed to enter the program.  Under regulatory guidelines, this service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available.  This fee, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and thus is considered excessive by some consumer groups.  There can be no assurance that the Company’s regulators or others will not impose additional limitations on this program or that the Company’s ability to offer the program could be eliminated by regulatory authorities.  Additional limitations or elimination, or adverse modifications to this program, either voluntarily or involuntarily, could significantly reduce Company earnings.

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

Republic may not be able to attract and retain banking clients.  Competition in the banking industry, coupled with the size of our institution, may limit our ability to attract and retain banking clients.  In particular, Republic’s competitors include major financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain and establish numerous banking center locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries may not be subject to the same regulatory restrictions and may have larger lending limits than the Company.  Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range of services provided.  Republic also faces competition from out of state financial intermediaries.  Because Republic maintains a smaller staff and has fewer financial and other resources compared to larger institutions with which we compete, we may be limited in our ability to attract a broad segment of clients or dramatically increase market share.  In addition, some of our current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than what the Company can accommodate.  If Republic is unable to attract and retain clients, the Company may be unable to continue to meet growth and profit objectives.

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

Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments.  Various federal and state regulatory agencies possess cease and desist powers, and other authority to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulations.  The Federal Reserve Bank possesses similar powers with respect to bank holding companies.  These, and other restrictions, can limit in varying degrees, the manner in which Republic conducts its business.

Republic is subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our financial condition may be adversely affected.  Under regulatory capital adequacy guidelines, and other regulatory requirements, Republic and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors.  If Republic fails to meet these minimum capital guidelines and other regulatory requirements, Republic’s financial condition will be materially and adversely affected.  Republic’s failure to maintain the status of  “well capitalized” under our regulatory framework, or “well managed” under regulatory exam procedures, or regulatory violations, could compromise our status as a financial holding company and related eligibility for a streamlined review process for acquisition proposals and limit financial product diversification.

Republic’s industry is highly competitive.  The Company operates in a highly competitive industry that could become even more competitive as a result of legislation, regulatory and technological changes, new market entries and acquisition activity.  Many of our competitors have fewer regulatory constraints, and some have lower cost structures.

The Company relies on the accuracy and completeness of information provided by vendors, clients and other counterparties.  In deciding whether to extend credit or enter into transactions with other parties, the Company relies on information furnished by, or on behalf of, clients or entities related to that client.  Our financial condition and earnings could be negatively impacted to the extent the Company relies on information that is false, misleading or inaccurate.

Defaults in the repayment of loans may negatively impact our business.  When borrowers default on obligations of one or more of their loans, it may result in lost principal and interest income and increased operating expenses as a result of the increased allocation of management time and resources to the collection and work out of the loans.  In certain situations where collection efforts are unsuccessful or acceptable “work out” arrangements cannot be reached, the Company may have to write off the loan in part or in whole.  In such situations, the Company may acquire real estate or other assets, if any, which secures the loan through foreclosure or other similar available remedies.  In such cases, the amount owed under the defaulted loan often exceeds the liquidation value of the assets acquired.

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

For the third quarter of 2005, net interest income was $20.7 million, an increase of $157,000, or 1%, over the same period in 2004.  Republic was able to increase its net interest income primarily through growth in the Company’s traditional loan portfolio combined with an increase in yield on its investment portfolio. Net interest income was negatively impacted by a decrease of $1.6 million in net interest income from the deferred deposit business segment resulting primarily from the termination of the two Advance America contracts.  Republic’s net interest income was also negatively impacted by increasing short-term interest rates which have caused the Company’s interest bearing liabilities to reprice sooner than its interest earning assets.

For the first nine months of 2005, net interest income was $72.4 million, an increase of $3.9 million, or 6%, over the same period in 2004.  Consistent with the quarterly increase, the Company was able to increase its net interest income for the first nine months of 2005 primarily through growth in the Company’s traditional loan portfolio combined with an increase in yield on its investment portfolio. Net interest income for the first nine months of 2005 was negatively impacted by the decrease of $719,000 in net interest income from the deferred deposit business segment during the third quarter.  Republic’s net interest income was also negatively impacted during the first nine months of 2005 by increasing short-term interest rates which have caused the Company’s interest bearing liabilities to reprice sooner than its interest earning assets.   (For additional information on the past effect of rising short-term interest rates on Republic’s net interest income, see section titled “Volume/Rate Variance Analysis” in this document.)

Management believes, based on current economic indicators regarding short-term interest rates, that the Company will likely continue to experience contraction in its net interest spread and margin through the remainder of 2005.  Management is unable to precisely determine the impact of continued contraction on the Company’s net interest spread and margin in the future. (For additional information on the future effect of rising short-term interest rates on Republic’s net interest income, see section titled “Interest Rate Sensitivity” in this document.)

In addition to the contraction described above, the Company’s net interest spread and margin have been and will continue to decline as a direct result of the termination of the Company’s contracts with Advance America, as well as the impact of the recent Guidance on Republic’s deferred deposit transactions originated through its relationship with ACE.  Republic’s net interest spread and margin was 2.81% and 3.31% for the three months ended September 30, 2005.  Republic’s net interest spread and margin, excluding the fee income recognized through the Advance America relationship, would have been 2.01% and 2.52% for the quarter ended September 30, 2005.  Management is unable to determine the actual impact of the FDIC Guidance on Republic’s loans originated through ACE, however net interest spread and margin, exclusive of other factors, will be negatively impacted by the FDIC Guidance.

Table 1 and Table 2 provide detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three and nine month periods ended September 30, 2005 and 2004, respectively. Table 3 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table  1 – Average Balance Sheets and Interest Rates for the Three Months Ended September 30, 2005 and 2004

	September 30, 2005			September 30, 2004
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:

Investment securities(1)	$507,848	$4,746	3.74%	$450,172	$3,419	3.04%
Federal funds sold and other	38,226	343	3.59	21,097	82	1.55
Total loans and fees(2)	1,959,910	31,844	6.50	1,718,513	27,660	6.44
Total earning assets	2,505,984	36,933	5.90	2,189,782	31,161	5.69
Less: Allowance for loan losses	13,376			13,533

Non-earning assets:
Cash and cash equivalents	61,517			74,521
Premises and equipment, net	31,980			35,277
Other assets(1)	32,420			17,499
Total assets	$2,618,525			$2,303,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:

Transaction accounts	$309,088	$758	0.98%	$333,256	$651	0.78%
Money market accounts	326,020	2,033	2.49	303,911	784	1.03
Time deposits	489,856	4,287	3.50	415,782	3,466	3.33
Brokered deposits	117,255	1,023	3.49	46,362	361	3.11
Repurchase agreements and other short-term borrowings	336,302	2,613	3.11	325,114	1,113	1.37
Federal Home Loan Bank borrowings	498,109	5,155	4.14	420,995	4,196	3.99
Subordinate note	20,620	317	6.15	—	—	—

Total interest-bearing liabilities	2,097,250	16,186	3.09	1,845,420	10,571	2.29

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	281,033			245,736
Other liabilities	24,543			23,754
Stockholders’ equity	215,699			188,636

Total liabilities and stockholders’ equity	$2,618,525			$2,303,546

Net interest income		$20,747			$20,590

Net interest spread
			2.81%			3.40%
Net interest margin
			3.31%			3.76%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)       The amount of fee income included in interest on loans was $2.1 million and $3.8 million for the three months ended September 30, 2005 and 2004.

Table  2 – Average Balance Sheets and Interest Rates for the Nine Months Ended September 30, 2005 and 2004

	September 30, 2005			September 30, 2004
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:

Investment securities(1)	$534,369	$14,138	3.53%	$421,150	$9,212	2.92%
Federal funds sold and other	60,370	1,280	2.83	44,818	357	1.06
Total loans and fees(2)	1,910,474	101,646	7.09	1,691,424	89,169	7.03
Total earning assets	2,505,213	117,064	6.23	2,157,392	98,738	6.10

Less: Allowance for loan losses	13,934			14,120

Non-earning assets:
Cash and cash equivalents	71,968			76,187
Premises and equipment, net	32,742			35,755
Other assets(1)	30,427			19,321
Total assets	$2,626,416			$2,274,535

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:

Transaction accounts	$327,715	$2,382	0.97%	$323,332	$1,845	0.76%
Money market accounts	302,718	4,668	2.06	303,572	2,184	0.96
Time deposits	477,954	12,111	3.38	410,377	10,050	3.27
Brokered deposits	127,496	3,205	3.35	51,234	1,131	2.94
Repurchase agreements and other short-term borrowings	366,041	7,190	2.62	299,360	2,471	1.10
Federal Home Loan Bank borrowings	486,697	14,781	4.05	423,371	12,503	3.94
Subordinate note	6,949	317	6.08	—	—	—

Total interest-bearing liabilities	2,095,570	44,654	2.84	1,811,246	30,184	2.22

Non-interest-bearing liabilities and stockholders’ equity:

Non-interest-bearing deposits	294,629			257,272
Other liabilities	25,496			25,651
Stockholders’ equity	210,721			180,366

Total liabilities and stockholders’ equity	$2,626,416			$2,274,535

Net interest income		$72,410			$68,554

Net interest spread
			3.39%			3.88%
Net interest margin
			3.85%			4.24%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)       The amount of fee income included in interest on loans was $18.1 million and $19.2 million for the nine months ended September 30, 2005 and 2004.

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

Table 3 – Volume/Rate Variance Analysis

	Three months ended September 30, 2005 Compared to Three months ended September 30, 2004			Nine months ended September 30, 2005 compared to Nine months ended September 30, 2004
	Increase/(Decrease) Due to			Increase/(Decrease) due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:
Investment securities	$1,327	$474	$853	$4,926	$2,768	$2,158
Federal funds sold and other	261	100	161	923	160	763
Total loans and fees	4,184	3,920	264	12,477	11,647	830
Net change in interest income	5,772	4,494	1,278	18,326	14,575	3,751

Interest expense:
Transaction accounts	107	(50)	157	538	26	512
Money market accounts	1,248	61	1,187	2,483	(6)	2,489
Time deposits	822	642	180	2,062	1,703	359
Brokered deposits	662	614	48	2,075	1,898	177
Repurchase agreements and other short-term borrowings	1,500	40	1,460	4,717	656	4,061
Federal Home Loan Bank borrowings	959	793	166	2,278	1,915	363
Subordinate note	317	317	—	317	317	—
Net change in interest expense	5,615	2,417	3,198	14,470	6,509	7,961
Increase (decrease) in net interest income	$157	$2,077	$(1,920)	$3,856	$8,066	$(4,210)

Non-interest Income

Non-interest income increased $962,000, or 17%, for the third quarter ended September 30, 2005 compared to the same period in 2004. A significant component of the increase related to service charges on deposit accounts which increased $567,000, or 16%, during the third quarter of 2005 compared to the same period in 2004.  The increase was due primarily to growth in the Company’s checking account base supported by the Bank’s “Overdraft Honor” program, which permits selected clients to overdraft their accounts up to $750 for the Bank’s customary fee.  Total overdraft fees increased $483,000, or 18%, while the total number of accounts eligible for the “Overdraft Honor” program increased to 54,000 from 48,000 at September 30, 2004.  Additionally, the Company increased its overdraft fee by 7% in July 2005.

Non-interest income increased $2.6 million, or 12%, for the first nine months of 2005 compared to the same period in 2004.  Service charges on deposit accounts increased $1.3 million, or 13%, during the first nine months of 2005 compared to the same period in 2004. Total overdraft fees increased $874,000, or 12%, for the first nine months of the year.  The increase in service charges on deposit accounts for the year was primarily related to the same reasons stated in the preceding paragraph.

Non-interest Expense

Non-interest expenses increased $2.0 million during the quarter ended September 30, 2005 compared to the same period in 2004.  Salaries and employee benefits increased $833,000 during the quarter, primarily attributable to the increase in full time equivalent employees (“FTE’s”) from 587 at September 30, 2004 to 667 at September 30, 2005.  The substantial portion of the increase in FTE’s occurred in the technology area of Tax Refund Solutions due to the development of a new, more efficient operating system for the upcoming tax season.

Non-interest expenses increased $3.9 million during the nine months ended September 30, 2005 compared to the same period in 2004.  Salaries and employee benefits increased $2.1 million for the nine months ended September 30, 2005 primarily attributable to the same reasons stated in the preceding paragraph.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

Table 4 – Loan Portfolio Composition

(in thousands)	September 30, 2005	December 31, 2004

Residential real estate	$987,156	$851,736
Commercial real estate	542,947	495,827
Real estate construction	80,906	70,220
Commercial	46,303	36,807
Consumer	39,363	67,997
Home equity	269,573	267,231
Total loans	1,966,248	1,789,818
Less:
Unearned interest income and amortized loan fees	108	719
Allowance for loan losses	11,123	13,554

Loans, net	$1,955,017	$1,775,545

Net loans, primarily consisting of secured real estate loans, increased by $179 million to $2.0 billion at September 30, 2005.  This growth is primarily attributable to the residential real estate portfolio, which increased $133 million as a result of the Company’s promotional “$299 Closing Cost” products.  This growth was offset by a decline in the consumer loan portfolio.  (For the discussion related to the decline in consumer loan balances, see section titled “Deferred Deposits” under “Business Segment Composition”.)

Allowance for Loan Losses and Provision for Loan Losses

The Company posted a net credit to the provision for loan losses of $2.6 million for the quarter ended September 30, 2005, compared to a net credit of $127,000 for the same period in 2004. A decrease in Republic’s payday loan portfolio of $31 million during the quarter led to a significant reduction in the amount specifically allocated within the Company’s allowance for loan losses for payday loans, resulting in an overall net credit to the provision for the quarter of $2.3 million for the deferred deposit segment.  The reduction in the Company’s payday loan portfolio was primarily due to the termination of its contracts with Advance America as described previously in this document, as well as a reduction in the balance of loans outstanding at ACE due to the FDIC Guidance which effectively limited the number of times a customer may have a payday loan.

The Company posted a net credit to the provision for loan losses of $968,000 for the nine months ended September 30, 2005 compared to a provision for loan losses of $1.5 million for the same period in 2004, resulting in a net change of $2.4 million for the period.  As with the third quarter, the primary reason for the change in the provision for the nine months ended September 30, 2005 related to the net change in the amount specifically allocated within the Company’s allowance for loan losses for payday loans.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 5 - Summary of Loan Loss Experience

	Three months ended		Nine months ended
	September 30		September 30
(dollars in thousands)	2005	2004	2005	2004
Allowance for loan losses at beginning of period	$13,382	$13,530	$13,554	$13,959

Charge offs:
Real estate:
Residential	(31)	(71)	(214)	(192)
Commercial	(33)	—	(135)	(4)
Construction	—	—	—	—
Commercial	—	—	—	(8)
Consumer	(156)	(233)	(450)	(662)
Home equity	—	(108)	(55)	(115)
Tax Refund Solutions	—	(2)	(2,213)	(3,403)
Total	(220)	(414)	(3,067)	(4,384)
Recoveries:
Real estate:
Residential	26	11	156	114
Commercial	63	201	83	281
Construction	33	35	33	35
Commercial	13	6	28	34
Consumer	61	78	229	277
Home equity	4	6	33	48
Tax Refund Solutions	346	209	1,042	1,696
Total	546	546	1,604	2,485
Net loan charge offs / recoveries	327	132	(1,462)	(1,899)
Provision for loan losses	(2,585)	(127)	(968)	1,475
Allowance for loan losses at end of period	$11,123	$13,535	$11,123	$13,535

Ratios:
Allowance for loan losses to total loans	0.57%	0.78%	0.57%	0.78%
Provision for loan losses to average loans*	(0.52)	(0.03)	(0.07)	0.11
Net loan charge offs to average loans outstanding*	(0.07)	(0.03)	0.10	0.15
Allowance for loan losses to non-performing loans	122	159	122	159

* - Calculations are annualized

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities.  Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and Mortgage Backed Securities (“MBSs”) and proceeds realized from loans held for sale.  The Company’s liquidity is impacted by its ability to sell securities, which is limited, due to the level of securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law.  At September 30, 2005, these securities had a fair market value of $378 million.

Republic’s banking centers and its Internet site, www.republicbank.com, provide access to retail deposit markets.  These retail deposits, if offered at attractive rates, have historically been a source of additional funding when needed.  The

Company also utilized brokered deposits during 2004 and the first nine months of 2005 to partially fund RALs and to fund anticipated loan growth.

Traditionally, the Company has also utilized secured and unsecured borrowing lines to supplement its funding requirements.  On September 30, 2005, the Company had capacity with the Federal Home Loan Bank to borrow an additional $191 million. The Company also had $175 million in approved unsecured line of credit facilities available at September 30, 2005 through various third party sources.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Kentucky and Indiana banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At September 30, 2005, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana could, without prior approval, declare dividends of approximately $41 million and $1 million, respectively.  The Company does not plan to pay dividends from Republic Bank & Trust Company of Indiana in the foreseeable future.

CAPITAL

Total stockholders’ equity increased from $196 million at December 31, 2004 to $214 million at September 30, 2005. The increase in stockholders’ equity was primarily attributable to net income earned during the first nine months of 2005 reduced by dividends declared and the decline in accumulated other comprehensive income/loss as a result of a decrease in the value of the available for sale securities portfolio.

During the third quarter of 2005 the Company purchased 260,000 shares for $5.8 million.  For the nine months ended September 30, 2005, the Company purchased 269,300 shares for $6.0 million.  During the third quarter the Company’s Board of Directors also approved the repurchase from time-to-time of an additional 250,000 shares if market conditions are deemed favorable to the Company.  The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2005, the Company had 240,000 shares which could be repurchased under the current stock buyback program.

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

On August 16, 2005, Republic Bancorp Capital Trust, an unconsolidated trust subsidiary of Republic Bancorp, Inc., issued $40 million in Trust Preferred Securities. The Trust Preferred Securities pay a fixed interest rate for 10 years and adjust with LIBOR thereafter.  Treated as Tier 1 capital for regulatory purposes, the Trust Preferred Securities mature on September 30, 2035 and are redeemable at the Company’s option after ten years. The sole asset of RBCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the Trust Preferred Securities. The subordinated debentures and the related interest expense, which are payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements. The proceeds obtained from the Trust Preferred Securities offering will be used to fund loan growth, support an existing stock repurchase program and for other general business purposes.

Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  As of September 30, 2005, the Parent Company and the Bank met all capital adequacy requirements.

The FDIC has categorized the Bank as well capitalized.  To be categorized as well capitalized, the Bank must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage ratios as set forth in the table.  Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I leverage, Tier I risk based and total risk based capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the Federal Reserve and FDIC.  Republic’s average capital to average assets ratio was 8.02% for the nine months ended September 30, 2005 compared to 8.01% for the year ended December 31, 2004.  Republic has elected and successfully maintains financial holding company status.  Formal measurements of the capital ratios for the Company and Republic Bank & Trust Company are performed at each quarter end.

The following table sets forth the Company’s risk based capital amounts and ratios as of September 30, 2005 and December 31, 2004.

Table  6 – Capital Ratios

	As of September 30, 2005		As of December 31, 2004
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$266,651	15.67%	$209,575	13.03%
Republic Bank & Trust Co.	215,096	13.01	198,146	12.61
Republic Bank & Trust Co. of Indiana	11,461	23.64	6,193	16.46

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	255,528	15.01	196,021	12.18
Republic Bank & Trust Co.	181,054	10.95	161,579	10.28
Republic Bank & Trust Co. of Indiana	10,930	22.54	5,756	15.30

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	255,528	9.76	196,021	8.03
Republic Bank & Trust Co.	181,054	7.11	161,579	6.78
Republic Bank & Trust Co. of Indiana	10,930	15.12	5,756	10.53

REGULATORY MATTERS

On July 22, 2005 Republic Bank & Trust Company received its most recent Community Reinvestment Act (“CRA”) performance evaluation prepared as of October 4, 2004.  Republic Bank & Trust Company was assigned a “Needs to Improve” rating due in part to alleged violations of Regulation B related to its RAL line of business.  Republic Bank & Trust Company voluntarily changed certain procedures and processes to address the Regulation B issues raised by the FDIC during the CRA Evaluation.  By statute, the FDIC will refer the Regulation B violations to the Department of Justice (“DOJ”).  Also by statute, a financial holding company, such as the Company, that controls a Bank with a “less than satisfactory” CRA rating has limitations on certain future business activities until the CRA rating improves.  Management does not believe these limitations will have any affect on the Company’s current business plans.  At this time, there has been no corrective action imposed by the FDIC or the DOJ.

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

Republic utilizes an earnings simulation model to analyze net interest income sensitivity.  Potential changes in market interest rates and their subsequent effects on net interest income are then evaluated.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve.  These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario.  Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income.  Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies.  Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.   The September 30, 2005 simulation analysis indicates that an increase in interest rates would have a negative effect on net interest income, and a decrease in interest rates would have a positive effect on net interest income.

Table 8 illustrates Republic’s estimated annualized earnings sensitivity profile based on the asset/liability model as of September 30, 2005:

Table 8 – Interest Rate Sensitivity

Net Interest
Income Change
Increase 200 basis points	-9.31%
Increase 100 basis points	-4.27
Decrease 100 basis points	1.64
Decrease 200 basis points	2.33

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

In regard to the deferred deposit product, on August 26, 2004, the Attorney General of North Carolina issued an investigative demand to Advance America Cash Advance Centers of North Carolina, Inc. (“Advance America North Carolina”), the Company’s former Marketer/Servicer in the state of North Carolina.  The Attorney General and the Banking Commissioner of North Carolina seek to make a determination as to whether or not the Company’s former Marketer/Servicer complied with North Carolina law.  Management does not believe this proceeding will have any affect on the Company, as the Company’s contract with Advance America North Carolina was terminated and the Company was not named as a party to the proceedings.  Advance America North Carolina also has litigation pending against it in the State of North Carolina regarding the delivery of deferred deposits in that jurisdiction.  The Company is not a party to that litigation.

ITEM 2.                                               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Details of Republic’s Common Stock purchases during the third quarter of 2005 are included in the following table:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

July 1– July 31	4,433	*	$21.99	4,433	240,378
August 1– August 31	150,000		21.96	150,000	240,378
Sept. 1 – Sept. 30	110,000		22.48	110,000	240,378
Total	264,433		$22.14	264,433

* - Represents shares repurchased by the Company in connection with stock option exercises.

During the third quarter of 2005 the Company purchased 260,000 shares for $5.8 million.  For the nine months ended September 30, 2005, the Company purchased 269,300 shares for $6.0 million.  During the third quarter the Company’s Board of Directors also approved the repurchase of an additional 250,000 shares from time-to-time if market conditions are deemed favorable to the Company.  The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program.  As of September 30, 2005, the Company had 240,000 shares which could be repurchased under the current stock buyback program.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

ITEM 6.                                                     EXHIBITS.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 2005, relating to property at 601 West Market Street, Louisville, KY, amending and modifying previously filed exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.2

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 2005, as amended, relating to 661 South Hurstbourne Parkway, Louisville, KY, amending and modifying previously filed exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: November 8, 2005	By:	/s/ Steven E. Trager
Steven E. Trager
President & Chief Executive Officer

Principal Financial Officer:

Date: November 8, 2005	By:	/s/ Kevin Sipes
Kevin Sipes
Executive Vice President, Chief Financial Officer & Chief Accounting Officer