Form 10-K
period 2005-12-31
REPUBLIC BANCORP INC /KY/
filed 2006-03-16
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Class A Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐ Yes ☒ No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $189,243,000 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of March 1, 2006 was 16,430,806 and 2,141,945. All share and per share data has been restated to reflect the five percent (5%) stock dividend that was declared in January 2006.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2006 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
SIGNATURES
Index to Exhibits
EX-21	Subsidiaries of Republic Bancorp, Inc.
EX-23	Consent of Crowe Chizek and Company LLC
EX-31.1	Section 302 Certification of Principal Executive Officer
EX-31.2	Section 302 Certification of Principal Financial Officer
EX-32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350
EX-32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains statements relating to future results of Republic Bancorp, Inc. that are considered “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements are principally, but not exclusively, contained in Item 1. “Business,” Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements relate to, among other things, expectations concerning critical accounting estimates, loan demand, growth and performance, simulated changes in interest rates and the adequacy of the allowance for loan losses.  These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required, as well as, other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission (“SEC”).  Forward-looking statements and factors that may cause actual results to differ materially are also discussed under the sections titled Item 1. “Business” and  Item 1A: “Risk Factors.”  Broadly speaking, forward-looking statements include:

•                  projections of revenue, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

•                  descriptions of plans or objectives of the Company’s management for future operations, products or services;

•                  forecasts of future economic performance; and,

•                  descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about:

•                  future credit losses and non-performing assets;

•                  the adequacy of the allowance for loan losses;

•                  the future value of mortgage servicing rights;

•                  the impact of new accounting pronouncements;

•                  future short-term and long-term interest rate levels and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;

•                  legal and regulatory matters; and,

•                  future capital expenditures.

Forward-looking statements discuss matters that are not historical facts.  As forward-looking statements discuss future events or conditions, they often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions.  Do not rely on forward-looking statements.  Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date they are made and management may not update them to reflect changes that occur subsequent to the date the statements are made. See additional discussion under the sections titled Item 1. “Business,” Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As used in this report, the terms  “Republic,” the “Company,”  “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana.

PART I

Item 1.  Business.

Republic Bancorp, Inc. (“Republic” or the “Company”) is a Financial Holding Company (“FHC”), under the Bank Holding Company Act of 1956, as amended (“BHCA”), headquartered in Louisville, Kentucky.  Republic is the Parent Company of Republic Bank & Trust Company, Republic Bank & Trust Company of Indiana (together referred to as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust.  Republic Invest Co. includes its subsidiary, Republic Capital LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC, TRS RAL Funding, LLC, and Republic Insurance Agency, LLC. Incorporated in Kentucky on January 2, 1974, Republic became a bank holding company when Republic Bank & Trust Company became authorized to conduct commercial banking business in Kentucky in 1981.

The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the operations of the Bank.  At December 31, 2005, Republic had total assets of $2.7 billion, total deposits of $1.6 billion and total stockholders’ equity of $214 million.  Based on total assets as of December 31, 2005, Republic ranked as the second largest bank holding company headquartered in the state of Kentucky.  The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600.  The Company’s website address is www. republicbank.com.

Website Access to Reports

The Company makes the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on or through the Internet website, www.republicbank.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

General Business Overview

The Company is divided into four distinct business operating segments:  Banking, Tax Refund Solutions, Mortgage Banking and Deferred Deposits (“Payday Loans”). Total assets and net income for the years ended December 31, 2005, 2004 and 2003 are presented below:

As of December 31, 2005 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net income	$23,730	$5,531	$817	$4,987	$35,065
Total Assets	2,720,620	1,770	6,617	6,549	2,735,556

As of December 31, 2004 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net income	$19,187	$5,406	$1,337	$6,571	$32,501
Total Assets	2,430,797	2,012	16,496	49,617	2,498,922

As of December 31, 2003 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net income	$15,801	$3,499	$5,066	$3,837	$28,203
Total Assets	2,063,676	1,829	13,757	48,814	2,128,076

(I)  Banking

As of December 31, 2005, Republic had a total of 34 full-service banking centers with 32 located in Kentucky and two in southern Indiana.  Republic’s primary market areas are located in metropolitan Louisville, central Kentucky and southern Indiana.  Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 19 banking centers.  Republic’s central Kentucky market includes 13 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (2); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). The Company has announced plans to open its first Loan Production Offices (“LPOs”) in Fort Wright, Kentucky and Tampa, Florida in 2006, representing the Company’s first entrance into these markets.  Republic Bank & Trust Company of Indiana has banking centers located in New Albany and Jeffersonville, Indiana. Republic also has two LPOs (“Republic Finance”) located in Louisville, Kentucky that operate as a division of Republic Bank & Trust Company.  Republic Finance offers an array of loan products to individuals who may not qualify under the Bank’s standard underwriting guidelines.

Republic has developed a community banking network, with most of its banking centers located either in separate communities or portions of urban areas that represent distinct communities. Each of Republic’s banking centers is managed by one or more officers with the authority to make loan decisions within Bank mandated policies, procedures and guidelines.

Banking related operating revenues are derived primarily from interest earned from the Bank’s loan and investment securities portfolios and fee income from loans, deposits and other banking products.  The Company has historically extended credit and provided general banking services through its banking center network to individuals and businesses.  Over the past several years, the Company has expanded into new lines of business to diversify its asset mix and further enhance its profitability. The Bank principally markets its banking products and services through the following delivery channels:

Mortgage Lending – The Company generally retains adjustable rate residential real estate loans with fixed terms up to ten years.  These loans are originated through the Company’s retail banking center network and LPOs.  Fixed rate residential real estate loans that are sold into the secondary market, and their accompanying servicing rights, which may be either sold or retained, are included as a component of the Company’s “Mortgage Banking” segment and are discussed throughout this Form 10-K.

Commercial Lending – Commercial loans are primarily real estate secured and are generated through banking centers in the Company’s market areas.  The Company makes commercial loans to a variety of industries and intends to promote this business through focused calling programs, in order to broaden relationships by providing business clients with loan, deposit and cash management services.

Consumer Lending – Traditional consumer loans made by the Bank include home improvement and home equity loans, as well as secured and unsecured personal loans.  With the exception of home equity loans, which are actively marketed in conjunction with single family first lien mortgage loans, traditional consumer loan products are not actively promoted in Republic’s markets.

Cash Management Services – Republic provides various deposit products designed for businesses located throughout its market areas. Lockbox processing, business online banking, account reconciliation and Automated Clearing House (“ACH”) processing are additional services offered to businesses through the Cash Management department.  The “Premier First” product is the Company’s premium money market sweep account designed for business clients.

Internet Banking – Republic expands its market penetration and service delivery by offering clients Internet banking services and products through its Internet site, www.republicbank.com.

Other Banking Services – The Bank also provides trust services, title insurance products and other related financial institution lines of business.

(II)  Tax Refund Solutions (“TRS”)

Republic Bank & Trust Company is one of a limited number of financial institutions that facilitates the payment of federal and state tax refunds through tax preparers located throughout the U.S..  The Company facilitates the payment of these tax refunds through three primary products.  For those taxpayers who apply and qualify, the Company offers a Refund Anticipation Loan (“RAL”). RALs are repaid when the taxpayers’ refunds are electronically received by the Company from the government.  RAL fees are recorded in the financial statements under the line item titled “Loans, including fees.” For those taxpayers who wish to receive their funds electronically via an ACH, the Company will provide an Electronic Refund Check (“ERC”) or an Electronic Refund Deposit (“ERD”) to the taxpayer. An ERC/ERD is issued to the taxpayer after the Company has received the tax refund from the federal or state government.  Revenue from ERC/ERD fees is recorded in the financial statements under non interest income in the line item titled “Electronic Refund Check fees.”  See additional discussion about this product under the sections titled Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(III)  Mortgage Banking

Mortgage banking activities primarily include 15, 20 and 30-year fixed rate real estate loans that are sold into the secondary market.  Since 2003, Republic has retained servicing on substantially all loans sold into the secondary market.  Administration of loans with the servicing retained by the Company includes collecting principal and interest payments, escrowing funds for taxes and insurance and remitting payments to the secondary market investors.  A fee is received by Republic for performing these standard servicing functions. See additional discussion regarding mortgage banking under the sections titled Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(IV)  Deferred Deposits (“Payday Loans”)

Payday loans are transactions whereby customers receive cash advances in exchange for a check or authorization to electronically debit the customer’s checking account for the advanced amount plus a fixed fee. Under the Marketer/Servicer model, customers can reclaim their checks in cash for the amount of the advance plus the fee, on or before the due date of the advance.  If the customer does not reclaim the check in cash by the advance due date, the check is deposited. Under the Company’s Internet model, the customer’s account will be electronically debited on the advance due date.  If the ACH is not honored due to insufficient funds, the Company may electronically debit the customer’s account additional times in an effort to collect the amount due.  Deferred deposit transactions are recorded as loans on the Company’s financial statements and the corresponding fees are recorded as a component of interest income on loans.

The Company originates payday loans under a marketing and servicing contract with ACE Cash Express, Inc. (“ACE”) in the states of Texas, Arkansas and Pennsylvania, with the substantial majority of these transactions concentrated in the state of Texas. As of December 31, 2005, Republic had payday loans outstanding of approximately $5 million through its contract with ACE.  In 2005, Republic recognized net income of approximately $1.7 million under the ACE contract, which represented approximately 5% of the Company’s total net income for the period.

Previously, the Company also operated its payday loan program through a marketing and servicing relationship with Advance America in Texas and North Carolina.  The contracts with Advance America were terminated in July 2005, and the Company no longer has any payday loans outstanding under these contracts.  As a result, Republic will receive no payday loan income from the Advance America contracts in the future.

All payday loans originated by Republic are subject to the revised Federal Deposit Insurance Corporation (“FDIC”) Guidance (the “Guidance”) on payday lending dated March 1, 2005, which became effective July 1, 2005.  The Guidance essentially limits customers from having payday loans outstanding from any bank lender more than 90 days in the previous twelve months.  FDIC guidance also requires that banks limit payday loans outstanding to the lesser of 25% of Tier I capital or the amount that actual capital levels exceed the “well capitalized” classification for Tier I and total capital.  Based on the Company’s capital levels at December 31, 2005, payday loans outstanding were significantly below the Banks’ regulatory limits.

By letter to Republic Bank & Trust Company of Indiana dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and asked Republic Bank & Trust Company of Indiana to consider terminating this line of business.  Republic Bank & Trust Company of Indiana voluntarily elected to terminate its

Internet payday loan program the week of February 20, 2006.  The Internet payday loan program began operating in July 2005 and remained in a developmental stage until its termination date.  During the fourth quarter of 2005, the Company recorded an after-tax net loss of approximately $517,000 from its Internet payday loan program.  The Company anticipates incurring approximately $188,000 in additional pre-tax expense during the first quarter of 2006 related to exiting the Internet payday loan line of business.

By letter to Republic Bank & Trust Company dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and asked Republic Bank & Trust Company to consider terminating this line of business.  Consequently, on February 24, 2006, Republic Bank & Trust Company and ACE amended the agreement regarding Republic Bank & Trust Company’s payday loan activities in Texas, Pennsylvania and Arkansas.  With respect to Texas, Republic Bank & Trust Company ceased offering payday loans the week of February 27, 2006.  With respect to Arkansas and Pennsylvania, Republic Bank & Trust Company will cease offering payday loans on June 30, 2006.  During the fourth quarter of 2005, the Company recorded after-tax net income of approximately $299,000 through its marketing/servicing agreement with ACE.  The Company does not anticipate incurring any additional costs related to the termination of the ACE contract.

See additional discussion about the payday lending products under the sections titled: Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 20 “Segment Information” and Footnote 22 “Subsequent Event” of Item 8. “Financial Statements and Supplementary Data.”

Employees

As of December 31, 2005, Republic had 678 full-time equivalent employees.  Altogether, the Company had 644 full-time and 67 part-time employees.  None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage.

Competition

The Bank actively competes with several local and regional retail and commercial banks, credit unions and mortgage companies for deposits, loans and other banking related financial services. There is intense competition in the Company’s markets from other financial institutions, as well as other non bank companies that engage in similar activities. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. In addition, the Bank must compete with much larger financial institutions that have greater financial resources than the Bank and, while predominantly headquartered in other states, aggressively compete for market share in Kentucky and southern Indiana.  These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, are creating more pressure on smaller financial institutions to consolidate. The Bank also competes with insurance companies, consumer finance companies, investment banking firms and mutual fund managers. Retail establishments compete for certain loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise.  It is anticipated that competition from both bank and non bank entities will continue to remain strong in the near future.

Supervision and Regulation

Republic and the Bank are subject to the laws, regulations and policies of various regulatory authorities. In particular, bank holding companies and their subsidiaries are directly impacted by the credit and monetary policies and operational rules of the Federal Reserve Board (“FRB”).  Republic and the Bank are also subject to numerous federal and state laws and regulations affecting their business and must undergo periodic examinations by federal and state financial institution examiners. The operations and earnings of Republic and the Bank are affected not only by the laws and regulations applicable to the banking business, but also by the policies and interpretations of regulatory authorities.

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of bank holding company shareholders or creditors. Regulators have broad enforcement powers over bank holding companies and banks, including, but not limited to, the power to mandate or restrict particular actions, activities, or divestitures, impose substantial fines and other penalties for violations of laws and regulations, to issue cease and desist or removal orders, to seek injunctions, to publicly disclose such actions and to police unsafe or unsound practices. In addition, Republic’s non banking subsidiaries are also subject to regulation by other agencies.

The following sections summarize some of the laws to which the Company and the Bank are subject.  The descriptions of applicable statutes and regulations are brief summaries of such statutes and regulations, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Company

The Company is a bank holding company that has elected and presently maintains the status of a FHC, subject to certain restrictions attributable to its Community Reinvestment Act (“CRA”) rating under the BHCA.  As such, it is subject to supervision, regulation and examination by the FRB.  The BHCA and other federal laws subject bank and financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. FHC status also compels the Company to maintain specified capital ratios, examination ratings and management ratings with respect to its operations.

Bank Acquisitions by Bank and FHCs – Republic is required to obtain the prior approval of the FRB under the BHCA before it may, among other things, acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of any class of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the bank involved, the convenience and needs of the communities to be served and various competitive factors.  Consideration of financial resources generally focuses on capital adequacy, which is discussed below. Consideration of convenience and needs issues includes the parties’ performance under the CRA. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low to moderate income neighborhoods.

Under the BHCA, so long as it is at least adequately capitalized and adequately managed, Republic may purchase a bank, subject to regulatory approval, located inside or outside the states of Kentucky or Indiana.  Similarly, an adequately capitalized and adequately managed bank holding company located outside of Kentucky or Indiana may purchase a bank located inside Kentucky or Indiana, subject to respective regulatory approval.  In either case, however, state law restrictions may be placed on the acquisition of a bank that has been in existence for a limited amount of time, or would result in specified concentrations of deposits.  For example, Kentucky law prohibits a bank holding company from acquiring control of banks located in Kentucky, if the holding company would then hold more than 15% of the total deposits of all federally insured depository institutions in Kentucky.

Financial Activities – The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (“GLBA”), effective March 11, 2000. The GLBA permits bank holding companies to qualify as FHCs that may engage in a broad range of financial activities, including underwriting, dealing in and making a market in securities, insurance underwriting and agency activities without geographic or other limitation, as well as merchant banking.

FHC regulators approve certain activities as financial in nature or incidental to financial activities, as well as define the procedures and requirement that allow a FHC to request the FRB’s approval to conduct a financial activity, or an activity that is complementary to a financial activity. The Company is required to obtain prior FRB approval in order to engage in the financial activities identified in the GLBA or FRB regulations. Republic cannot commence or acquire any new financial activities since one of its depository institution subsidiaries received a less than satisfactory CRA rating. In addition, if any of its depository institution subsidiaries ceases to be well capitalized or well managed, and compliance is not achieved within 180 days, the Company may be forced, in effect, to cease conducting business as a FHC by divesting either its non banking financial activities or its bank activities.  Moreover, Hart-Scott-Rodino antitrust filing requirements may apply to certain non bank acquisitions.

Subject to certain exceptions, insured state banks are permitted to control or hold an interest in a financial subsidiary that engages in a broader range of activities (such as securities underwriting) than are permissible for national banks to engage in directly, subject to any restrictions imposed on a bank under the laws of the state under which it is organized. Conducting financial activities through a bank subsidiary can impact capital adequacy and regulatory restrictions may apply to affiliate transactions between the bank and its financial subsidiaries.

Safe and Sound Banking Practice – Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The FDIC, the Kentucky Office of Financial Institutions and the Indiana Department of Financial Institutions have similar restrictions with respect to the Bank.

Source of Strength – Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources for their support. Such support may restrict the Company’s ability to pay dividends, and may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. As noted below, a bank holding company may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary and cross guarantee provisions, as described below, generally apply to the Company.

The USA Patriot Act – The USA Patriot Act was signed into law on October 26, 2001.  The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Among other requirements, the USA Patriot Act requires banks to establish anti-money laundering programs, to adopt procedures and controls to detect and report money laundering, and to comply with certain enhanced recordkeeping obligations with respect to correspondent accounts of foreign banks.  Compliance with these new requirements has not had a material effect on our operations.

The Bank

Republic Bank & Trust Company is a Kentucky chartered commercial banking and trust corporation and as such, it is subject to supervision and regulation by the FDIC and the Kentucky Office of Financial Institutions.  Republic Bank & Trust Company of Indiana is an Indiana chartered commercial banking corporation and as such, it is subject to supervision and regulation by the FDIC and the Indiana Department of Financial Institutions.  All deposits held by the Bank are insured by the FDIC.  Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the respective Kentucky and Indiana banking regulators.  As the FRB regulates the bank holding company, they have supervisory authority that directly affects the Bank.

The Kentucky and Indiana banking statutes prescribe the permissible activities in which a Kentucky or Indiana bank may engage and where those activities may be conducted. Kentucky’s statutes contain a super parity provision that permits a well rated Kentucky banking corporation to engage in any banking activity in which a national or state bank operating in any other state or a federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided it first obtains a legal opinion from counsel specifying the statutory or regulatory provisions that permit the activity.

Branching – Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky.  A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Executive Director of the Kentucky Office of Financial Institutions, upon notice to the Office and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Executive Director of the Kentucky Office of Financial Institutions, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. An out of state bank is permitted to establish branch offices in Kentucky only by merging with a Kentucky bank. De novo branching into Kentucky by an out of state bank is not permitted.  This difficulty for out of state banks to branch into Kentucky may limit the ability of a Kentucky bank to branch into many states, as several states have reciprocity requirements for interstate branching.

Under Indiana law, an Indiana chartered bank may branch statewide and may establish and maintain a de novo branch or acquire a branch in a state other than Indiana, with the approval or consent of Indiana and the target state’s authorities.  An out of state bank may establish and maintain a de novo branch in Indiana and may establish and maintain a branch in Indiana through the acquisition of a branch, subject to reciprocity provisions and the prior approval of the bank’s primary regulator and upon notice to the Indiana Department of Financial Institutions.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets – Dividends paid by Republic Bank & Trust Company have provided substantially all of the Company’s operating funds in the past.  Capital adequacy requirements and state law serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be undercapitalized. The FRB or the FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. Under Kentucky and Indiana banking law, the dividends the Bank can pay during any calendar year are generally limited to its profits for that year, plus its retained net profits for the two preceding years, less any required transfers to surplus or to fund the retirement of preferred stock or debt, absent approval of the respective states’ banking regulators. Management does not anticipate any restrictions on dividends to the Company from the Bank in the foreseeable future.

Deposit Insurance Assessments – Currently, the FDIC maintains two funds for the insurance of deposits of financial institutions; the Bank Insurance Fund (“BIF”) for deposits originated by banks (including the Bank) and the Savings Association Insurance Fund (“SAIF”) for deposits originated by savings associations, including savings association deposits acquired by banks. The Bank must pay assessments to the FDIC for federal deposit insurance protection based on a risk based assessment system. Under this system, FDIC insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of the Company’s BIF and SAIF assessments is between 0% and 0.33% of deposits.

The Deposit Insurance Funds Act of 1996 requires both BIF and SAIF insured institutions to share the cost of the Financing Corporation bonds, which were issued to initially fund the SAIF, through additional assessments on insured deposits.  Financing Corporation assessments imposed on BIF insured deposits are presently estimated at 132 basis points.

Cross Guarantee Provisions – The Federal Deposit Insurance Act contains a cross-guarantee provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of its sister depository institutions.

Consumer Laws and Regulations –  In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the discussion set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Housing Act and the Fair and Accurate Transactions Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when accepting deposits or originating loans. These laws also limit the Bank’s ability to share information with affiliated and unaffiliated entities.  The Bank is required to comply with the applicable provisions of all applicable consumer protection laws and regulations as part of its ongoing business operations.

Various consumers groups have, from time to time, questioned the fairness of payday lending and RALs, both products provided by the Company.  See additional discussion under the sections titled Item 1A.”Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Capital Adequacy Requirements

Capital Guidelines – The FRB and the FDIC have substantially similar risk based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off balance sheet instruments. Under the risk based guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk weighted asset base. The guidelines require a minimum total risk based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier I capital elements (generally, common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, non cumulative perpetual preferred stock, less goodwill and certain other intangible assets). Total capital is the sum of Tier I and Tier II capital. Tier II capital generally may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity securities. As of December 31, 2005, the Company’s ratio of Tier I capital to total risk-weighted assets was 14.41% and its ratio of total capital to total risk weighted assets was 15.03%. As of December 31, 2005, Republic Bank & Trust Company’s ratio of Tier I capital to total risk weighted assets was 10.82% and its ratio of total risk based capital to total risk weighted assets was 12.78%. Republic Bank & Trust Company of Indiana’s Tier I capital to total risk weighted assets was 21.51% and its ratio of total risk based capital to total risk weighted assets was 22.76% at December 31, 2005.

In addition to the risk based capital guidelines, the FRB utilizes a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier I capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2005, the Company’s leverage ratio was 9.47%. The FDIC’s leverage guidelines require state banks to maintain Tier I capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 2005, Republic Bank & Trust Company’s and Republic Bank & Trust Company of Indiana’s leverage ratios were 7.12% and 13.62%, respectively.

The federal banking agencies’ risk based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory capital rating. Banking organizations not meeting these criteria are required to operate with capital positions above the minimum ratios. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions may be expected to maintain strong capital positions above the minimum supervisory levels, without significant reliance on intangible assets. The FDIC may establish higher minimum capital adequacy requirements if, for example, a bank has previously received warranted special regulatory attention or, among other factors, has a high susceptibility to interest rate risk.

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

Undercapitalized institutions are required to submit a capital restoration plan, which must be guaranteed by any holding company of the institution. In addition, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment. A bank’s capital classification will also affect its ability to accept brokered deposits. Under the FDIC regulations, a bank may not lawfully accept, roll over or renew brokered deposits, unless either it is well capitalized or it is adequately capitalized and receives a waiver from the FDIC.

If a banking institution’s capital decreases below acceptable levels, the FDIC’s enforcement powers become more enhanced. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is normally required to appoint a receiver or conservator.

Banks with risk based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

In addition, a bank holding company that elects to be treated as a FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures.  Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well capitalized and well managed institutions.  More specifically, the FRB’s regulations require a FHC to notify the FRB within 15 days of becoming aware that any depository institution controlled by the company has ceased to become well capitalized or well managed.  If the FRB determines that a FHC controls a depository institution that is not well capitalized or well managed, the FRB will notify the FHC that it is not in compliance with applicable requirements and may require the FHC to enter into an agreement acceptable to the FRB to correct any deficiencies.  Until such deficiencies are corrected, the FRB may impose any limitations or conditions on the conduct or activities of the FHC and its affiliates that the FRB determines are appropriate, and the FHC may not commence any additional activity or acquire control of any company under Section 4(k) of the BHC Act without prior FRB approval.  Unless the period of time for compliance is extended by the FRB, if an FHC fails to correct deficiencies in maintaining its qualification for FHC status within 180 days of entering into an agreement with the FRB, the FRB may order divestiture of any depository institution controlled by the company.  A company may comply with a divestiture order by ceasing to engage in any financial or other activity that would not be permissible for a bank holding company that has not elected to be treated as a FHC.

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority.  These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.  An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards.  Failure to submit or implement such a plan may subject the institution to regulatory sanctions.  Management believes that the Bank currently satisfies all such standards.

Legislative Initiatives

The U.S. Congress and state legislative bodies continually consider proposals for altering the structure, regulation and competitive relationships of financial institutions.  It cannot be predicted whether, or in what form, any of these potential proposals or regulatory initiatives will be adopted, the impact they will have on the financial institutions industry or the extent to which the business or financial condition of the Company and its subsidiaries may be affected.

Statistical Disclosures

The statistical information required by Item 1. “Business” may be found under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1A.  Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond our control, which may significantly change the results or expectations of the Company.  Some of these factors are described below in the sections titled “Company Factors” and “Industry Factors;” however, many are described in the other sections of this Form 10-K document.

Company Factors

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Our management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different than amounts previously estimated.  Management has identified two accounting policies as being critical to the presentation of the Company’s financial statements.  These policies are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates” and relate to the allowance for loan losses and the valuation of mortgage servicing rights.  Due to the inherent uncertainty of estimates, we cannot provide any assurance that the Company will not significantly increase its allowance for loan losses if actual losses are more than the amount reserved or recognize a significant provision for impairment of its mortgage servicing rights.

The Company’s lines of business and products not typically associated with traditional banking expose the Company’s earnings to additional risks and uncertainties.  In addition to traditional banking and mortgage banking products, the Company provides RALs, ERCs/ERDs, payday loans and “Overdraft Honor” deposit accounts.  The following details specific risk factors related to these lines of business:

•                  RALs represent a significant business risk, and if the Company terminated the business it would materially impact the earnings of the Company. TRS offers bank products to facilitate the payment of tax refunds for customers that electronically file their tax returns. The Company is one of only a few financial institutions in the U.S. that provides this service to taxpayers.  Under this program, the taxpayer may receive a RAL or an ERC/ERD.  In return, the Company charges a fee for the service.  There is credit risk associated with a RAL because the money is disbursed to the client prior to the Company receiving the client’s refund from the Internal Revenue Service (“IRS”).  There is minimal credit risk with an ERC/ERD because the Company does not disburse the funds to the client until the Company has received the refund from the state or IRS.

Various consumer groups have, from time to time, questioned the fairness of the TRS program and have accused this industry of charging excessive rates of interest, via the fee, and engaging in predatory lending practices. Consumer groups have also claimed that customers are not adequately advised that a RAL is a loan product and that alternative, less expensive means of obtaining the tax refund proceeds may be available.  Pressure from these groups, regulatory or legislative changes or material litigation could result in the Company exiting this business or selected markets of this business at any time.

The Company’s liquidity risk is increased during the first quarter of each year due to the RAL program. The Company has committed to the electronic filers and tax preparers that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to estimate liquidity needs for the RAL program well in advance of the tax season.  If management materially overestimates the need for liquidity during the tax season, a significant expense could be incurred with no offsetting revenue stream.  If management materially underestimates the need for liquidity during the tax season, the Bank could experience a significant shortfall of capital needed to fund RALs and could potentially be required to stop originating new RALs.

Exiting this line of business, either voluntarily or involuntarily, would significantly reduce the Company’s earnings.  See additional discussion about this product under the sections titled Item 1. “Business,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 20 “Segment Information” of  Item 8. “Financial Statements and Supplementary Data.”

•                  Our mortgage banking activities would be significantly adversely impacted by rising long-term interest rates. Changes in interest rates can impact the gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of mortgage banking income.  A decline in interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand.  If demand increases, mortgage banking income will be positively impacted by more gains on sale; however, the valuation of existing mortgage servicing rights will decrease and may result in a significant impairment.  In addition to the previously mentioned risks, a decline in demand for mortgage banking products could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts.  See additional discussion about this product under the sections titled Item 1. “Business,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 20 “Segment Information” of Item 8. “Financial Statements and Supplementary Data.”

•                  Payday loans offered through third party Marketer/Servicers represent a material component of the Company historical earnings.  Payday loans originated through a marketer/servicer arrangement are transactions whereby customers pay a fixed fee to receive a cash advance in exchange for a check.  Various federal and state agencies have questioned whether this business should be permitted by member banks.  Subsequent to December 31, 2005, the FDIC specifically cited inherent risks associated with payday lending activities and asked Republic to consider terminating this line of business.

In July 2005, the Company’s two Marketing/Servicing contracts with Advance America were terminated.  The termination of the Advance America contracts had a material adverse impact on the earnings of the Company during the second half of 2005. In addition and as a result of the FDIC letter described above, Republic reached an agreement with ACE subsequent to December 31, 2005 to terminate their marketing/servicing agreement with the Company for Texas during the first quarter of 2006 and for Pennsylvania and Arkansas during the second quarter of 2006.  The termination of all of these contracts will have a material adverse impact on the Company’s 2006 earnings when comparing them to the Company’s 2005, 2004 and 2003 earnings.  See additional discussion about this product under the sections titled Item 1. “Business,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 20 “Segment Information” and Footnote 22 “Subsequent Event” of Item 8”Financial Statements and Supplementary Data.”

•                  The Company’s “Overdraft Honor” program represents a significant business risk, and if the Company terminated the program it would materially impact the earnings of the Company. There can be no assurance that the Company’s regulators, or others, will not impose additional limitations on this program or prohibit the Company from offering the program.  Republic’s “Overdraft Honor” program permits selected clients to overdraft their checking accounts up to a predetermined dollar amount up to $750, for the Company’s customary fee.  Clients’ checking accounts that have been current for a certain period of time are allowed to enter the program.  Under regulatory guidelines, this service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available.  This fee, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and thus is considered excessive by some consumer groups. Additional limitations or elimination, or adverse modifications to this program, either voluntarily or involuntarily, could significantly reduce Company earnings.

The Company’s stock generally has a low average daily trading volume, which limits a shareholder’s ability to quickly accumulate or quickly sell large numbers of shares of Republic’s stock without causing negative price fluctuations. Also, Republic’s stock price can fluctuate widely in response to a variety of factors, such as actual or anticipated variations in the Company’s operating results, recommendations by securities analysts, operating and stock price performance of other companies, news reports, results of litigation, regulatory actions or changes in government regulations, among other factors.  In addition, a low average daily trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

Industry Factors

Fluctuations in interest rates may negatively impact our banking business.  Republic’s core source of income from operations consists of net interest income, which is equal to the difference between interest income received on interest-earning assets (usually loans and investment securities) and the interest expenses incurred in connection with interest-bearing liabilities (usually deposits and borrowings).  These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities.  Republic’s net interest income can be affected significantly by changes in market interest rates.  Changes in interest rates may reduce Republic’s net interest income as the difference between interest income and interest expense decreases. As a result, Republic has adopted asset and liability management policies to minimize potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources.  However, even with these policies in place, a change in interest rates could negatively impact the Company’s results of operations or financial position.

An increase in interest rates could also have a negative impact on Republic’s results of operations by reducing the ability of our clients to repay their outstanding loans, which could not only result in increased loan defaults, foreclosures and charge offs, but may also likely necessitate further increases to Republic’s allowance for loan losses.

The Company is significantly impacted by the regulatory, fiscal and monetary policies of federal and state governments which could negatively impact the Company’s liquidity position.  These policies can materially affect the value of the Company’s financial instruments and earnings and can also adversely affect the Company’s borrowers and their ability to repay their outstanding loans. Also, failure to comply with laws, regulations or policies, or adverse examination findings, could result in significant penalties, negatively impact operations, or result in other sanctions to the Company.

The Board of Governors of the Federal Reserve Bank regulates the supply of money and credit in the U.S..  Its policies determine, in large part, our cost of funds for lending and investing and the return we earn on these loans and investments, all of which impact our net interest margin.

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

Republic is subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our financial condition may be adversely affected.  Under regulatory capital adequacy guidelines, and other regulatory requirements, Republic and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors.  If Republic fails to meet these minimum capital guidelines and other regulatory requirements, Republic’s financial condition will be materially and adversely affected.  Republic’s failure to maintain the status of  “well capitalized” under our regulatory framework, or “well managed” under regulatory exam procedures, or regulatory violations, could compromise our status as a FHC and related eligibility for a streamlined review process for acquisition proposals and limit financial product diversification.

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

Defaults in the repayment of loans may negatively impact our business.  When borrowers default on obligations of one or more of their loans, it may result in lost principal and interest income and increased operating expenses, as a result of the increased allocation of management time and resources to the collection and work out of the loans.  In certain situations where collection efforts are unsuccessful or acceptable “work out” arrangements cannot be reached, the Company may have to charge off the loan in part or in whole.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky.  Republic has 32 banking centers located in Kentucky and two banking centers in southern Indiana. At December 31, 2005, Republic had two LPOs (“Republic Finance”) located in Louisville, Kentucky.  In January 2006, the Company opened an LPO in Fort Wright, Kentucky and has announced plans to open an LPO in Tampa Florida in 2006.

The location of Republic’s facilities, their respective approximate square footage and their form of occupancy are as follows:

	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers
Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L (1)
601 West Market Street, Louisville	51,000	L (1)
661 South Hurstbourne Parkway, Louisville	42,000	L (1)
4921 Brownsboro Road, Louisville	2,000	L
4655 Outer Loop, Louisville	3,000	L
5250 Dixie Highway, Louisville	5,000	O/L (2)
3950 Kresge Way, Suite 108, Louisville	900	L
9600 Brownsboro Road, Louisville	27,000	L (1)
3726 Lexington Road, Louisville	4,000	L
10100 Brookridge Village Blvd., Louisville	5,000	O/L (2)
9101 U.S. Highway 42, Prospect	3,000	O/L (2)
2028 West Broadway, Suite 105, Louisville	3,000	L
11330 Main Street, Middletown	6,000	O/L (2)
3902 Taylorsville Road, Louisville	4,000	O/L (2)
224 East Muhammad Ali Blvd., Louisville	400	L
3811 Ruckriegel Parkway, Louisville	4,000	O/L (2)
5125 New Cut Road, Louisville	4,000	O/L (2)
1420 Poplar Level Road, Louisville	3,000	O
3605 Fern Valley Road, Suite 101, Louisville	4,000	L

Lexington
651 Perimeter Drive	4,000	L
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O
3098 Helmsdale Place	5,000	O/L (2)
3608 Walden Drive	4,000	O/L (2)

Frankfort
100 Highway 676	3,000	O/L (2)
1001 Versailles Road	4,000	O

Owensboro
3500 Frederica Street	5,000	O
3332 Villa Point Drive, Suite 101	2,000	L

Bowling Green, 1700 Scottsville Road	5,000	O

Elizabethtown, 1690 Ring Road	21,000	O

Shelbyville, 1614 Midland Trail	4,000	O/L (2)

Georgetown, 430 Connector Road	4,000	O/L (2)

Support and Operations
125 South Sixth Street, Louisville	1,000	L

Indiana Banking Centers
3001 Charlestown Crossing Way, New Albany	2,000	L
3141 Highway 62, Jeffersonville	4,000	O

	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Loan Production Offices (LPOs)
6844 Bardstown Road, Louisville, KY	1,000	L
9128 Taylorsville Road, Louisville, KY	1,000	L
1945 Highland Pike, Fort Wright, KY	6,000	L (3)
27607 State Road 56, Suite 100, Tampa, FL	2,000	L (3)

(1)       Locations are leased from Republic’s Chairman, Bernard M. Trager, or from a partnership in which Republic’s Chairman and Chief Executive Officer, Steven E. Trager and Vice Chairman, A. Scott Trager, are partners. See additional discussion included under Item 13. “Certain Relationships and Related Transactions.”

(2)       The banking centers at these locations are owned by Republic; however, they are located on land that is leased through long-term agreements with third parties.

(3)       Location is scheduled to open in 2006.

Item 3.  Legal Proceedings.

In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings.  In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank.

In regard to Tax Refunds Solutions, a competing RAL financial institution is defending two lawsuits in the State of California relating to the enforceability of cross-collection provisions contained in its RAL contracts with customers. The two cases are the Hood case in the Santa Barbara Superior Court (Case No. 1156354) and the Clark case in the San Francisco Superior Court (Case No. CGC-04-427959). Various companies, including the Company, previously entered into agreements to facilitate the cross-collection of unpaid RALs from prior years. The Company was not named as a Defendant by the Plaintiffs regarding its cross-collection activities with customers. The competing RAL financial institution, however, named the Company and other financial institutions as parties pursuant to the indemnity provisions of the cross-collection contracts between the various companies. The Hood case in Santa Barbara was dismissed by the trial court on federal preemption grounds, but the Plaintiff appealed the trial court ruling. That appeal remains pending. The Clark case in San Francisco remains pending at the trial court level. The issue of cross-collection provisions in RAL contracts could result in further litigation exposure for all financial institutions that offer RALs, including the Company, as some consumer advocate groups have shown a willingness to challenge the RAL cross-collection contract provisions through litigation.

In regard to the payday loan product, on August 26, 2004, the Attorney General of North Carolina issued an investigative demand to Advance America Cash Advance Centers of North Carolina, Inc. (“Advance America North Carolina”), the Company’s Marketer/Servicer in the state of North Carolina. The Attorney General and the Banking Commissioner of North Carolina made a determination that Advance America North Carolina was not in compliance with North Carolina law. Management does not believe this ruling will have any affect on the Company, as the Company’s contract with Advance America North Carolina was terminated and the Company was not named as a party to the administrative proceedings.

Advance America North Carolina also has litigation pending against it in the State of North Carolina regarding the delivery of payday loans through the Company in that jurisdiction. The Plaintiffs did not name the  Company in the state court action. On December 30, 2005, the state court ruled in favor of Advance America North Carolina, concluding that the arbitration provisions in the Company’s deferred deposit contracts with customers were not unconscionable and were enforceable. As a result, the state court action has been stayed pending the outcome of arbitration.  The Plaintiffs are appealing the state court ruling.

Prior to that ruling and in order to protect its right to arbitrate, the Company initiated action against the named Plaintiffs in the state court action in the U.S. District Court for the Eastern District of North Carolina. The complaint was dismissed by the federal court and the Company appealed. The appeal remains pending.

On January 10, 2006, the Attorney General of the State of Arkansas issued a request for information in the format of a Civil Investigative Demand pursuant to Arkansas Code Ann. Section 4-88-111 and Arkansas Code Ann. Section 23-52-112. The purpose of the Civil Investigative Demand is to gather information from the Company and its Marketer/Servicer, Ace Cash Express, Inc. to determine whether the Company and its Marketer/Servicer have fully complied with applicable Arkansas law. The Company and its Marketer/Servicer believe that payday loans offered to Arkansas residents are in compliance with applicable law. Deferred deposit transactions outstanding in the state of Arkansas were insignificant at December 31, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Republic’s Class A Common Stock is traded on The NASDAQ Stock Market® (NASDAQ) under the symbol “RBCAA.”  The following table sets forth the high and low sales prices of the Class A Common Stock and the dividends declared on Class A Common Stock and Class B Common Stock during 2005 and 2004.

	2005
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B
March 31	$24.71	$21.14	$0.070	$0.064
June 30	22.65	19.18	0.084	0.076
September 30	22.32	19.66	0.084	0.076
December 31	21.57	18.24	0.084	0.076

	2004
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B
March 31	$17.84	$15.85	$0.057	$0.052
June 30	18.42	15.58	0.070	0.064
September 30	21.57	16.53	0.070	0.064
December 31	26.55	20.71	0.070	0.064

There is no established public trading market for the Company’s Class B Common Stock.  At February 15, 2006, the Class A Common Stock was held by 788 shareholders of record and the Class B Common Stock was held by 150 shareholders of record. The Company intends to continue its historical practice of paying quarterly cash dividends, however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and other considerations. The Board of Directors has not approved any additional special cash dividends, such as the amount declared and paid during the fourth quarter of 2003.  The Board of Directors, however, did declare a five percent (5%) stock dividend in the first quarter of 2004 and additional five percent (5%) stock dividends during the first quarters of 2005 and 2006.  The payment of dividends is subject to the regulatory restrictions described in Footnote 13 “Stockholders’ Equity” of Item 8. “Financial Statements and Supplementary Data.”

Republic has made available to its employees participating in its 401(k) plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic.  Shares are purchased by the independent trustee, administering the plan, from time to time in the open market in broker’s transactions.  As of December 31, 2005, the trustee held 211,014 shares of Class A Common Stock and 8,213 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2005 are included in the following table:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Oct. 1– Oct. 31	—		$—	—	48,697
Nov. 1– Nov. 30	199,500		18.95	199,500	48,697
Dec. 1 – Dec. 31	11,609	*	20.49	4,200	48,697
Total	211,109		$19.72	203,700

* - Includes 7,409 shares repurchased by the Company in connection with stock option exercises.

During the fourth quarter of 2005 the Company purchased 203,700 shares for $3.9 million.  During 2005, the Company purchased 486,465 shares for $9.8 million.  During the third quarter the Company’s Board of Directors also approved the repurchase of an additional 262,500 shares from time to time if market conditions are deemed favorable to the Company.  The repurchase program will remain effective until the number of shares authorized is repurchased, or until Republic’s Board of Directors terminates the program.  As of December 31, 2005, the Company had 48,697 shares which could be repurchased under the current stock repurchase program.

During the fourth quarter of 2005, Republic issued 2,730 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock.  The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.  Selected Financial Data.

The following table sets forth Republic’s selected consolidated historical financial information from 2001 through   2005. This information should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

SELECTED FINANCIAL DATA:

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2005	2004	2003	2002	2001

Income Statement Data:

Total interest income	$155,619	$132,366	$119,060	$106,101	$117,396
Total interest expense	62,940	42,314	36,795	41,761	57,917
Net interest income	92,679	90,052	82,265	64,340	59,479
Provision for loan losses	(562)	1,748	6,574	3,338	3,493
Non interest income	30,503	27,194	30,933	24,522	19,741
Non interest expenses	70,581	66,016	62,859	53,839	50,340
Income before income tax expense	53,163	49,482	43,765	31,685	25,387
Income tax expense	18,098	16,981	15,562	11,196	8,579
Net income	35,065	32,501	28,203	20,489	16,808

Balance Sheet Data:

Total securities	$512,163	$551,593	$410,931	$288,459	$293,945
Total loans	2,060,656	1,789,099	1,581,952	1,310,063	1,184,701
Allowance for loan losses	11,009	13,554	13,959	10,148	8,607
Total assets	2,735,556	2,498,922	2,128,076	1,752,706	1,590,831
Total deposits	1,602,565	1,417,930	1,297,112	1,040,190	866,358
Securities sold under agreements to repurchase and other short-term borrowings	292,259	364,828	220,345	224,929	282,023
Federal Home Loan Bank borrowings	561,133	496,387	420,178	319,299	296,950
Subordinated note	41,240	—	—	—	—
Stockholders’ equity	213,574	196,069	169,379	150,796	125,115

Per Share Data:

Basic earnings per Class A Common Share	$1.78	$1.65	$1.44	$1.07	$0.90
Basic earnings per Class B Common Share	1.75	1.62	1.40	1.05	0.89
Diluted earnings per Class A Common Share	1.71	1.58	1.41	1.04	0.87
Diluted earnings per Class B Common Share	1.68	1.56	1.37	1.02	0.86
Market value per share	20.43	23.31	16.88	9.73	11.66
Book value per share	10.99	9.89	8.60	7.74	6.71
Cash dividends declared per Class A Common Share	0.321	0.267	0.437	0.181	0.152
Cash dividends declared per Class B Common Share	0.292	0.242	0.397	0.164	0.138

Performance Ratios:

Return on average assets (ROA)	1.33%	1.40%	1.47%	1.25%	1.10%
Return on average equity (ROE)	16.56	17.50	16.88	14.44	13.85
Yield on average earning assets	6.16	6.02	6.51	6.71	7.97
Yield on average interest-bearing liabilities	2.97	2.29	2.40	3.14	4.55
Net interest spread	3.19	3.73	4.11	3.57	3.42
Net interest margin	3.67	4.09	4.50	4.07	4.04
Efficiency ratio	57	56	56	61	64

Asset Quality Ratios:

Non performing loans to total loans	0.29%	0.34%	0.82%	0.75%	0.47%
Allowance for loan losses to total loans	0.53	0.76	0.88	0.77	0.73
Allowance for loan losses to non-performing loans	183	221	108	103	154
Net loan charge offs to average loans	0.10	0.13	0.19	0.15	0.23
Delinquent loans to total loans	0.35	0.47	0.82	1.21	1.71

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2005	2004	2003	2002	2001

Capital Ratios:
Average stockholders’ equity to average total assets	8.00%	8.01%	8.69%	8.65%	7.96%
Tier I leverage	9.47	8.03	8.08	9.02	8.36
Tier I risk based capital	14.41	12.18	11.99	12.77	12.44
Total risk based capital	15.03	13.03	12.99	13.64	13.26
Dividend payout ratio	18	16	30	17	17

Other Key Data:

End of period full time equivalent employees	678	611	645	570	532
Number of bank offices (including LPOs)	37	33	31	25	22

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income.  Republic, a bank holding company headquartered in Louisville, Kentucky, is the Parent Company of Republic Bank & Trust Company, Republic Bank & Trust Company of Indiana (together referred to as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust.  Republic Invest Co. includes its subsidiary, Republic Capital LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Item 8. “Financial Statements and Supplementary Data,” as well as other detailed information included in this Form 10-K.

This discussion includes various forward-looking statements with respect to credit quality, including but not limited to, delinquency trends and the adequacy of the allowance for loan losses, banking products, corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters.  Broadly speaking, forward-looking statements may include:

•                  projections of revenue, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

•                  descriptions of plans or objectives of the Company’s management for future operations, products or services;

•                  forecasts of future economic performance; and,

•                  descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about:

•                  future credit losses and non-performing assets;

•                  the adequacy of the allowance for loans losses;

•                  the future value of mortgage servicing rights;

•                  the impact of new accounting pronouncements;

•                  future short-term and long-term interest rate levels and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;

•                  legal and regulatory matters; and,

•                  future capital expenditures.

Forward-looking statements discuss matters that are not historical facts.  As forward-looking statements discuss future events or conditions, they often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions.  Do not rely on forward-looking statements.  Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date they are made and management may not update them to reflect changes that occur subsequent to the date the statements are made. See additional discussion under the sections titled Item 1. “Business” and Item 1A. “Risk Factors.”

OVERVIEW

Net income for the year ended December 31, 2005 was $35.1 million, representing an increase of $2.6 million, or 8%, compared to the same period in 2004.  Diluted earnings per Class A Common Share increased 8% from $1.58 at 2004 to $1.71 for 2005.  The increase in net income is attributed to increases in net interest income and service charges on deposit accounts, which were offset by higher costs primarily associated with staff additions.  The Company also benefited from a reduction in the allowance for loan losses during 2005.  Following is a brief overview of a few Company highlights during 2005:

•                                    Republic ended the year with total assets of $2.7 billion, an increase of $237 million, or 9%, over the prior year.  As of December 31, 2005, Republic was the second largest Kentucky-based bank holding company.

•                                    Net loans, primarily consisting of secured real estate loans, increased by $274 million, or 15% to $2 billion at December 31, 2005.

•                                    Net interest income grew $2.6 million, or 3%, over the same period in 2004.  Net interest income benefited primarily from growth in the loan portfolio, most notably the real estate loan portfolios.  Net interest income was negatively impacted by a decline in the Company’s net interest spread which resulted from a decline in payday loan fees and a flattening market yield curve.

•                                    Service charges on deposit accounts continued to increase during the year due to growth in both checking accounts and the number of clients eligible for the Company’s “Overdraft Honor” program.

•                                    Republic opened one new banking center during 2005. In addition, Republic Finance, a division of Republic Bank & Trust Company, opened its second Loan Production Office (“LPO”) in metropolitan Louisville in 2005.

•                                    The Company posted a net credit to the provision for loan losses of $562,000 in 2005 compared to a provision for loan losses of $1.7 million for 2004, resulting in a net change of $2.3 million. The overall net credit posted to the provision relates to a decline in the Company’s payday loan portfolio and continued improvement in classified loans.

Republic reported net income during 2004 of $32.5 million compared to $28.2 million for 2003, an increase of 15%. Diluted earnings per Class A Common Share increased 12% to $1.58 for the year ended December 31, 2004. The rise in earnings for 2004 was primarily due to increased net interest income including deferred deposit fees, increased service charges on deposit accounts, increased earnings at Tax Refund Solutions (“TRS”) and a lower provision for loan losses. These increases offset an $8 million decline in mortgage banking non interest income associated with record secondary market loan origination volume in 2003.

The following table summarizes selected financial information regarding Republic’s financial performance:

Table 1 – Summary

Years Ended December 31, (dollars in thousands, except per share data)	2005	2004	2003

Net income	$35,065	$32,501	$28,203
Diluted earnings per Class A Common Share	1.71	1.58	1.41
Return on average assets (ROA)	1.33%	1.40%	1.47%
Return on average equity (ROE)	16.56	17.50	16.88

Tax Refund Solutions (“TRS”)

For 2005, TRS generated $8.7 million in refund anticipation loan (“RAL”) revenue, compared to $8.5 million for the same period in 2004. TRS also received $6.1 million in Electronic Refund Check (“ERC”) and Electronic Refund Deposit (“ERD”) revenue during 2005, compared to $5.3 million during 2004.  The total volume of tax return refunds processed during the 2005 tax season was $1.5 billion, a moderate change from the volume processed for the 2004 tax season.  See additional discussion about this product under the sections titled Item 1. “Business,” Item 1A. “Risk Factors” and Footnote 20 “Segment Information” of Item 8. “Financial Statements and Supplementary Data.”

The Company signed an agreement in January 2006 to securitize RALs during the 2006 tax season. This arrangement will have no overall effect upon the gross fees received from RALs, but will significantly change the financial statement presentation of both the assets and revenue from this segment in the future.

Deferred Deposits (“Payday Loans”)

Due to a reduction in the Company’s payday loan portfolio, primarily due to the termination of its contracts with Advance America, as well as FDIC Guidance, the Company experienced a significant decline in deferred deposit income in 2005.

Previously, the Company operated its payday loan program through a marketing and servicing relationship with Advance America in Texas and North Carolina.  These contracts with Advance America were terminated in July 2005 and the Company no longer has any payday loans outstanding under these contracts.

The Company originates payday loans under a marketing and servicing contract with ACE Cash Express, Inc. (“ACE”) in the states of Texas, Arkansas and Pennsylvania, with the substantial majority of these transactions concentrated in the state of Texas. As of December 31, 2005, Republic had payday loans outstanding of approximately $5 million through its contract with ACE.  In 2005, Republic recognized net income of approximately $1.7 million under the ACE contract, which represented approximately 5% of the Company’s total net income for the period.

Due to the termination of the Advance America contracts and, to a lesser extent, the implementation of the revised FDIC Guidance, Republic experienced a $31 million decline in its payday loan portfolio during the third quarter of 2005.  As a result of the decline in the payday loan portfolio, the Company posted a $2.3 million reduction in the amount specifically allocated within the Company’s allowance for loan losses for payday loans.

All payday loans originated by Republic are subject to the revised FDIC Guidance (the “Guidance”) on payday lending dated March 1, 2005, which became effective July 1, 2005.  The Guidance essentially limits customers from having payday loans outstanding from any bank lender more than 90 days in the previous twelve months.  FDIC guidance also requires that banks limit payday loans outstanding to the lesser of 25% of Tier I capital or the amount that actual capital levels exceed the “well capitalized” classification for Tier I and total capital.  Based on the Company’s capital levels at December 31, 2005, payday loans outstanding were significantly below the Banks’ regulatory limits.

On July 11, 2005, Republic commenced offering, on a test basis, payday loans through its Indiana bank subsidiary without a Marketer/Servicer.  On September 15, 2005, Republic transitioned into an Internet-based payday loan program offered directly to customers on a nationwide basis at www.republicbankpayday.com. Unlike payday loans originated through the Company’s third party Marketer/Servicer, which feature a guarantee from the Marketer/Servicer, payday loans originated directly by the Company are 100% unsecured and have no third party guarantee.

By letter to Republic Bank & Trust Company of Indiana dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and asked Republic Bank & Trust Company of Indiana to consider terminating this line of business.  Republic Bank & Trust Company of Indiana voluntarily elected to terminate its Internet payday loan program the week of February 20, 2006.  The Internet payday loan program began operating in July 2005 and remained in a developmental stage until its termination date.  During the fourth quarter of 2005, the Company recorded an after-tax net loss of approximately $517,000 from its Internet payday loan program.  The Company anticipates incurring approximately $188,000 in additional pre-tax expense during the first quarter of 2006 related to exiting the Internet payday loan line of business.

By letter to Republic Bank & Trust Company dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and asked Republic Bank & Trust Company to consider terminating this line of business.  Consequently, on February 24, 2006, Republic Bank & Trust Company and ACE amended the agreement regarding Republic Bank & Trust Company’s payday loan activities in Texas, Pennsylvania and Arkansas.  With respect to Texas, Republic Bank & Trust Company ceased offering payday loans the week of February 27, 2006.  With respect to Arkansas and Pennsylvania, Republic Bank & Trust Company will cease offering payday loans on June 30, 2006.  During the fourth quarter of 2005, the Company recorded after-tax net income of approximately $299,000 through its marketing/servicing agreement with ACE.  The Company does not anticipate incurring any additional costs related to the termination of the ACE contract.

See additional discussion about the payday lending products under the sections titled Item 1. “Business,” Item 1A. “Risk Factors” and Footnote 20 “Segment Information” and Footnote 22 “Subsequent Event” of Item 8. “Financial Statements and Supplementary Data.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Republic’s consolidated financial statements and accompanying footnotes have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.

Management continually evaluates the Company’s accounting policies and estimates that it uses to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, on information from regulators and third party professionals and on various assumptions that are believed to be reasonable.  Actual results may differ from those estimates made by management.

Critical accounting policies are those that management believes are the most important to the portrayal of the Company’s financial condition and operating results and require management to make estimates that are difficult, subjective or complex.  Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of the financial statements.  These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available pricing, sensitivity of the estimates to changes in economic conditions and whether alternative methods of accounting may be utilized under U.S. generally accepted accounting principles.  Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company’s Audit Committee.

Republic believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and mortgage servicing rights.

Allowance for Loan Losses – Republic maintains an allowance for probable incurred credit losses inherent in the Company’s loan portfolio.  Management evaluates the adequacy of the allowance for loan losses on a monthly basis and  presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis.  Management estimates the allowance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower capacity, estimated collateral values, economic conditions, regulatory requirements and guidance and various other factors.  While management estimates the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial and commercial real estate portfolio are more dependent upon credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off.  Loan losses are charged against the allowance at the point in time management deems a loan uncollectible.

Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type.  Loans that are past due 90 days or more and that are not specifically classified are uniformly assigned a risk weighted percentage ranging from 15% to 100% of the loan balance based upon loan type.  Management evaluates the remaining loan portfolio by utilizing the historical loss rate for each respective loan type.  Both an average five-year loss rate and a loss rate based on heavier weighting of the previous two years’ loss experience are utilized in the analysis.  Specialized loan categories are evaluated by utilizing subjective factors in addition to a historical loss calculation to determine a loss allocation for each of those types.   As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments.  Therefore, management will often take into account other significant factors as may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Based on management’s calculation, an allowance of $11 million, or 0.53% of total loans was an adequate estimate of losses within the loan portfolio as of December 31, 2005.  This estimate resulted in a net credit to the provision for loan losses on the income statement of $562,000 during 2005.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, adjustment to the allowance for loan losses and the resulting effect on the income statement could be material.

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) represent an estimate of the present value of future cash servicing income, net of estimated costs that Republic expects to receive on loans sold with servicing retained by the Company.  MSRs are capitalized as separate assets when loans are sold and servicing is retained. This transaction is posted to net gain on sale of loans, a component of mortgage banking income. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Company.  The carrying value of MSRs is amortized in proportion to and over the period of net servicing income.  The amortization is recorded as a reduction to mortgage banking income.  The total MSR asset, net of amortization, recorded at December 31, 2005 is $6.4 million.

The carrying value of the MSRs asset is periodically reviewed for impairment based on the fair value of the MSRs, using groupings of the underlying loans by interest rates, by geography and by prepayment characteristics.  Any impairment of a grouping would be reported as a valuation allowance.  A primary factor influencing the fair value is the estimated life of the underlying loans serviced.  The estimated life of the loans serviced is significantly influenced by market interest rates.  During a period of declining interest rates, the fair value of the MSRs should decline due to expected prepayments within the portfolio.  Alternatively, during a period of rising interest rates, the fair value of MSRs should increase as prepayments on the underlying loans would be expected to decline. Management utilizes an independent third party on a monthly basis to assist with the fair value estimate of the MSRs.  Based on the estimated fair value at December 31, 2005 and 2004, management determined no impairment of these assets existed.

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

Discussion of 2005 vs. 2004

For 2005, net interest income was $92.7 million, an increase of $2.6 million, or 3%, over 2004.  Republic was able to increase its net interest income primarily through growth in the Company’s traditional loan portfolio combined with an increase in yield on its investment portfolio. Net interest income was negatively impacted by a decrease of $3.5 million in net interest income from the payday loan business segment resulting primarily from the termination of the Advance America contracts.  Republic’s net interest income was also negatively impacted by a flattening market yield curve which caused the Company’s interest bearing liabilities to reprice sooner than its interest earning assets. For additional discussion regarding the historical effect of rising short-term interest rates on Republic’s net interest income, see section titled “Volume/Rate Variance Analysis” in this section of the document.

In addition to the contraction described above, the Company’s net interest spread and margin declined as a direct result of the termination of the Company’s contracts with Advance America, as well as the impact of the FDIC Guidance’s transaction processing volume restrictions with ACE.  Subsequent to year end 2005, the Company terminated its remaining payday loan operations, which will further contribute to net interest spread and margin contraction in the future.

Republic’s net interest spread and margin were 3.19% and 3.67%, respectively for 2005.  Republic’s net interest spread and margin, excluding the fee income recognized through its payday loan operations, would have been 2.87% and 3.33% for 2005.  For additional discussion regarding ACE, see Footnote 22 “Subsequent Event” in Item 8. “Financial Statements and Supplementary Data.”

While achieving an increase in net interest income for the year, the Company also continued to experience contraction in its net interest spread and margin resulting from an increase in the Company’s cost of funds without a corresponding increase in its yield on earning assets.  More specifically, this contraction primarily occurred because much of the Company’s funding is derived from large commercial cash management accounts that are tied to immediate repricing indices, while the majority of the Company’s interest earning assets are real estate secured loans that reprice over a longer period.  Based on the Company’s current balance sheet structure, management believes that the net interest spread and margin in 2006 will continue to contract unless short-term rates decline significantly from current levels.  Management is unable to precisely determine the negative impact of continued contraction on the Company’s net interest spread and margin in the future.  For additional discussion regarding the future effect of rising short-term interest rates on Republic’s net interest income, see “Interest Rate Sensitivity” in this section of the document.

Discussion of 2004 vs. 2003

For 2004, net interest income was $90.1 million, an increase of $7.8 million, or 9%, over 2003.  The Company was able to increase its net interest income primarily through increased loan volume and a reduction in the Company’s cost of funds.  Gross fees from payday loans, which increased $4.9 million, or 65%, over 2003 and gross fees from RALs, which increased $1.8 million, or 26%, over 2003, were major components of the overall increase for 2004.  The Company also experienced an increase in net interest income as a result of growth in the loan portfolio.  Despite an increase in net interest income for the year, the Company experienced continued contraction in its net interest spread and margin.  Generally, the contraction in Republic’s net interest spread and margin occurred due to a reduction in the yield of the Company’s earning assets, including both the loan and investment portfolios.

Table 2 provides detailed information as to average balances, interest income/expense and average rates by major balance sheet category for 2003, 2004 and 2005. Table 3 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 2 – Average Balance Sheets and Interest Rates for Years Ended December 31,

	2005			2004			2003
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Earning assets:

Investment securities (1)	$537,500	$19,578	3.64%	$445,351	$13,380	3.00%	$316,642	$11,136	3.52%
Federal funds sold and other	49,700	1,472	2.96	40,725	494	1.21	26,792	279	1.04
Loans and fees (2)	1,939,235	134,569	6.94	1,714,128	118,492	6.91	1,485,024	107,645	7.25

Total earning assets	2,526,435	155,619	6.16	2,200,204	132,366	6.02	1,828,458	119,060	6.51

Less: Allowance for loan losses	13,238			13,975			12,305

Non-earning assets:

Cash and cash equivalents	68,839			75,234			54,422
Premises and equipment, net	32,533			35,428			29,290
Other assets (1)	31,639			21,043			22,928
Total assets	$2,646,208			$2,317,934			$1,922,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:

Transaction accounts	$320,506	$3,166	0.99%	$325,063	$2,565	0.79%	$266,316	$2,263	0.85%
Money market accounts	316,938	7,669	2.42	306,253	3,288	1.07	253,942	2,193	0.86
Time deposits	483,403	16,612	3.44	422,397	13,858	3.28	404,014	14,276	3.53
Brokered deposits	124,470	4,256	3.42	49,996	1,491	2.98	52,094	1,212	2.33
Repurchase agreements and other short-term borrowings	359,327	9,906	2.76	313,158	4,191	1.34	189,984	1,897	1.00
Federal Home Loan Bank borrowings	498,231	20,380	4.09	427,908	16,921	3.95	363,656	14,954	4.11
Subordinated note	15,592	951	6.10	—	—	—	—	—	—

Total interest-bearing liabilities	2,118,467	62,940	2.97	1,844,775	42,314	2.29	1,530,006	36,795	2.40

Non interest-bearing liabilities and stockholders’ equity:

Non interest-bearing deposits	290,968			262,763			196,442
Other liabilities	25,061			24,671			29,248
Stockholders’ equity	211,712			185,725			167,097

Total liabilities and stockholders’ equity	$2,646,208			$2,317,934			$1,922,793

Net interest income		$92,679			$90,052			$82,265

Net interest spread
			3.19%			3.73%			4.11%
Net interest margin
			3.67%			4.09%			4.50%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)       The amount of fee income included in interest on loans was $19.4 million, $23.3 million and $17.3 million for the years ended December 31, 2005, 2004 and 2003.

Table 3 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 3 – Volume/Rate Variance Analysis

	Year Ended December 31, 2005 compared to Year Ended December 31, 2004			Year Ended December 31, 2004 compared to Year Ended December 31, 2003
		Increase/(Decrease) Due to			Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:

Investment securities	$6,198	$3,059	$3,139	$2,244	$4,041	$(1,797)
Federal funds sold and other	978	130	848	215	163	52
Loans and fees	16,077	15,619	458	10,847	16,015	(5,168)
Net change in interest income	23,253	18,808	4,445	13,306	20,219	(6,913)

Interest expense:

Transaction accounts	601	(36)	637	302	472	(170)
Money market accounts	4,381	119	4,262	1,095	502	593
Time deposits	2,754	2,073	681	(418)	636	(1,054)
Brokered deposits	2,765	2,517	248	279	(51)	330
Repurchase agreements and other short-term borrowings	5,715	698	5,017	2,294	1,504	790
Federal Home Loan Bank borrowings	3,459	2,860	599	1,967	2,559	(592)
Subordinated note	951	951	—	—	—	—
Net change in interest expense	20,626	9,182	11,444	5,519	5,622	(103)
Net change in net interest income	$2,627	$9,626	$(6,999)	$7,787	$14,597	$(6,810)

Non Interest Income

Table 4 – Analysis of Non Interest Income

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2005	2004	2003	2005/2004	2004/2003

Service charges on deposit accounts	$15,547	$13,460	$10,019	16%	34%
Electronic refund check fees	6,083	5,268	3,981	15	32
Mortgage banking income	2,751	3,148	11,104	(13)	(72)
Debit card interchange fee income	3,122	2,492	1,825	25	37
Title insurance commissions	1,756	1,515	2,532	16	(40)
Other	1,244	1,311	1,472	(5)	(11)
Total non interest income	$30,503	$27,194	$30,933	12%	(12)%

Discussion of 2005 vs. 2004

Service charges on deposit accounts increased 16% during 2005 compared to 2004.  The increase was due primarily to growth in the Company’s checking account base supported by the Bank’s “Overdraft Honor” program, which permits selected clients to overdraft their accounts up to a predetermined dollar amount up to a maximum of $750 for the Bank’s customary overdraft fee.  The Company also increased its overdraft fee by 7% in August 2005.  The total number of accounts eligible for the “Overdraft Honor” program increased to 55,000 at December 31, 2005 from 49,000 at December 31, 2004.  Additionally, the Company’s total number of checking accounts, exclusive of commercial accounts, increased 8% from 60,000 at December 31, 2004 to over 65,000 at December 31, 2005.

Mortgage banking income decreased nearly $397,000 during 2005 due primarily to a $596,000 decline in net gain on sale of loans offset by a $199,000 increase in servicing income, net of amortization. The reduction in net gain on sale of loans resulted from the decline in mortgage origination volume of 15 and 30-year fixed rate residential real estate loans from 2004 due primarily to an increase in longer term interest rates. As a percentage of loans sold, net gains decreased to 0.92% in 2005 compared to 1.14% in 2004.

Discussion of 2004 vs. 2003

During 2004, the Company experienced a 34% increase in service charges on deposit accounts for substantially the same reasons as previously discussed for 2005, including an increase in the per item overdraft fee of 7% in July of 2003.

Mortgage banking income decreased nearly $8 million during 2004 due primarily to a $9.9 million decrease in net gain on sale of loans. The decrease in net gain on sale of loans during 2004 was partially offset by a $1.2 million decline in amortization expense of MSRs. This decline in amortization expense resulted from a decline in prepayments during 2004 within the Company’s servicing portfolio.  The reduction in net gain on sale of loans resulted from a substantial decline in mortgage origination volume of 15 and 30-year fixed rate residential real estate loans from the record levels attained by the Company in 2003. The higher volume of originations during 2003 resulted from aggressive marketing of the Company’s low closing cost mortgage loan products and sustained consumer demand for fixed rate, first mortgage residential real estate loan products due to historically low market interest rates through the first six months of the year. This demand began to decline substantially during the third quarter of 2003 reaching more traditional lower levels during the fourth quarter of 2003, and remaining near those levels throughout 2004.  As a percentage of loans sold, net gains decreased to 1.14% in 2004 compared to 1.50% in 2003.

Non Interest Expenses

Table 5 – Analysis of Non Interest Expenses

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2005	2004	2003	2005/2004	2004/2003

Salaries and employee benefits	$37,037	$34,552	$32,509	7%	6%
Occupancy and equipment, net	13,467	13,915	12,416	(3)	12
Communication and transportation	3,035	2,809	2,729	8	3
Marketing and development	2,878	2,271	2,997	27	(24)
Bankshares tax	2,262	1,932	1,980	17	(2)
Data processing	1,909	1,602	1,722	19	(7)
Debit card interchange expense	1,357	1,080	1,006	26	7
Supplies	1,133	1,385	1,481	(18)	(6)
Other	7,503	6,470	6,019	16	7
Total non interest expenses	$70,581	$66,016	$62,859	7%	5%

Discussion of 2005 vs. 2004

Salaries and employee benefits increased $2.5 million or 7% from 2004 to 2005.  The increase was primarily attributed to annual merit increases and associated incentive compensation, as well as additional staffing costs at TRS.  The Company had full time equivalent employees (“FTEs”) totaling 678 at December 31, 2005 as compared to 611 at December 31, 2004.  The substantial portion of the increase in FTE’s in 2005 occurred in the technology area of TRS, as the organization revamped its delivery systems in an effort to provide better products and services for the upcoming tax season.

Other expenses increased $1 million during 2005 due to an increase in professional fees.  The increase in professional fees was primarily associated with Sarbanes Oxley compliance, as well as consulting fees related to the modification to the delivery system of TRS.

Discussion of 2004 vs. 2003

Salaries and employee benefits increased $2 million or 6% from 2003 to 2004.  The increase was primarily attributed to annual merit increases and associated incentive compensation, additional seasonal staff at TRS and additional banking center expansion. Republic opened three new banking centers during 2004 and six new banking centers during 2003.  Also, included within the salaries and employee benefits category is the Company’s deferral for direct expenses on origination of loans.  Republic’s deferral decreased $1.2 million during 2004 compared to 2003 due to a reduction in the volume of new mortgage loans originated.  The Company’s number of FTE’s decreased to 611 at December 31, 2004 from 645 at December 31, 2003.

Occupancy and equipment expense increased during 2004 primarily due to banking center expansion discussed above.

FINANCIAL CONDITION

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $274 million or 15% to $2 billion at December 31, 2005.  Commercial real estate loans comprised 27% of the total gross loan portfolio at December 31, 2005 and are concentrated primarily within the Bank’s existing markets.  These loans are principally secured by multi-family investment properties, single family developments, medical facilities, small business owner occupied offices, retail properties and hotels.  These loans typically have interest rates that are initially fixed for one to ten years with the remainder of the loan term subject to repricing based on various market indices.  In order to reduce the negative effect of refinance activity within the portfolio during a declining interest rate environment, the Company requires an early termination penalty on substantially all commercial real estate loans for a portion of the fixed term period. The Bank’s underwriting standards typically include personal guarantees on most commercial real estate loans.  Overall, commercial real estate loans increased $70 million from December 31, 2004.

Similar to commercial real estate loans, residential real estate loans that are not sold into the secondary market typically have fixed interest rate periods of one to ten years with the remainder of the loan term subject to repricing based on various market indices.  These loans also typically carry early termination penalties during a portion of their fixed rate periods in order to lessen the overall negative effect to the Company of refinancing in a declining interest rate environment. To increase its competitiveness within its markets, Republic offered closing costs as low as $299 on its residential real estate products during 2005.  With closing costs generally lower than peer and lower monthly payments compared to longer-term, fixed rate secondary market products, the Company was successful in closing a record dollar amount of residential real estate portfolio loans during 2005, growing $204 million from December 31, 2004.

The Company had approximately $6 million in payday loans outstanding at December 31, 2005 compared to $36 million at December 31, 2004. The decline in payday loans during 2005 was primarily due to the termination of the marketing/servicing contracts with Advance America, and to a lesser extent, the implementation of the revised FDIC Guidance.

Table 6 – Loan Portfolio Composition

As of December 31, (in thousands)	2005	2004	2003	2002	2001

Residential real estate	$1,056,175	$851,736	$762,000	$597,797	$571,959
Commercial real estate	565,970	495,827	442,083	413,115	360,056
Real estate construction	84,850	70,220	70,897	68,020	70,870
Commercial	46,562	36,807	34,553	33,341	30,627
Consumer	35,529	32,366	30,450	36,519	26,443
Deferred deposits (“Payday loans”)	5,779	35,631	27,584	2,828	462
Home equity	265,895	267,231	215,088	159,261	125,360
Total loans	$2,060,760	$1,789,818	$1,582,655	$1,310,881	$1,185,777

The table below illustrates Republic’s maturities and repricing frequency for the loan portfolio:

Table 7 – Selected Loan Distribution

As of December 31, 2005 (in thousands)	Total	One Year Or Less	Over One Through Five Years	Over Five Years

Fixed rate maturities:
Real estate:
Residential	$338,432	$36,132	$125,366	$176,934
Commercial	68,361	4,700	24,907	38,754
Construction	3,212	2,115	1,081	16
Commercial	16,436	6,957	9,088	391
Consumer	22,062	10,998	4,802	6,262
Home equity	4,675	1,056	1,450	2,169
Total fixed	$453,178	$61,958	$166,694	$224,526

Variable rate repricing:
Real estate:
Residential	$717,743	$140,502	$560,595	$16,646
Commercial	497,609	160,095	326,823	10,691
Construction	81,638	78,186	3,452	—
Commercial	30,126	30,126	—	—
Consumer	19,246	14,754	4,131	361
Home equity	261,220	261,058	—	162
Total variable	$1,607,582	$684,721	$895,001	$27,860

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses as a percent of total loans declined to 0.53% as of December 31, 2005.  Management believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2005.  For discussion of Republic’s methodology for determining the adequacy of the allowance for loan losses, see section titled “Critical Accounting Policies and Estimates” in this section of the document.

Discussion of loan loss provision in 2005 vs. 2004

The Company posted a net credit to the provision for loan losses of $562,000 in 2005 compared to a provision for loan losses of $1.7 million for 2004, resulting in a net change of $2.3 million.  The Company posted a credit to the provision for loan losses of $2.6 million in the third quarter of 2005.  The provision credit was the result of a $31 million decline in Republic’s payday loan portfolio resulting in a significant reduction in the amount specifically allocated within the Company’s allowance for loan losses for payday loans.  The reduction in the Company’s payday loan portfolio was primarily due to the termination of its contracts with Advance America as described previously in this Form 10-K, as well as a reduction in the balance of loans outstanding at ACE due to the FDIC Guidance.  Also included in the provision for loan losses were $956,000 and $1.4 million for losses associated with RALs during 2005 and 2004, respectively.

The decrease in the provision, exclusive of RALs and the deferred deposit adjustment, during 2005 was primarily due to lower levels of charge off activity, lower delinquency trends in the portfolio and further improvements in overall asset quality.

Discussion of loan loss provision in 2004 vs. 2003

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

Table 8 – Summary of Loan Loss Experience

Year Ended December 31, (dollars in thousands)	2005	2004	2003	2002	2001

Allowance for loan losses at beginning of year	$13,554	$13,959	$10,148	$8,607	$7,862
Charge offs:
Real estate:
Residential	(448)	(444)	(670)	(706)	(798)
Commercial	(162)	(177)	(1,223)	(420)	(703)
Construction	(84)	—	(135)	(255)	(8)
Commercial	—	(22)	(50)	(444)	(114)
Consumer	(909)	(868)	(155)	(705)	(818)
Home equity	(91)	(177)	(994)	(164)	(182)
Tax Refund Solutions	(2,213)	(3,404)	(2,300)	(1,482)	(1,550)
Total	(3,907)	(5,092)	(5,527)	(4,176)	(4,173)

Recoveries:
Real estate:
Residential	176	151	448	88	40
Commercial	87	284	1,074	159	313
Construction	34	35	300	12	—
Commercial	32	43	100	271	24
Consumer	303	348	26	412	502
Home equity	35	56	366	2	65
Tax Refund Solutions	1,257	2,022	450	1,435	481
Total	1,924	2,939	2,764	2,379	1,425

Net loan charge offs	(1,983)	(2,153)	(2,763)	(1,797)	(2,748)
Provision for loan losses	(562)	1,748	6,574	3,338	3,493
Allowance for loan losses at end of year	$11,009	$13,554	$13,959	$10,148	$8,607

Ratios:
Allowance for loan losses to total loans	0.53%	0.76%	0.88%	0.77%	0.73%
Provision for loan losses to average loans	(0.03)	0.10	0.44	0.27	0.29
Net loan charge offs to average loans outstanding	0.10	0.13	0.19	0.15	0.23
Allowance for loan losses to non performing loans	183	221	108	103	154

The table below depicts management’s allocation of the allowance for loan losses by loan type. The allowance allocation is based on management’s assessment of economic conditions, past loss experience, loan volume, past due history and other factors. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance.

Table 9 – Management’s Allocation of the Allowance for Loan Losses

	2005		2004		2003
As of December 31, (dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans

Residential real estate	$793	51%	$761	48%	$1,009	48%
Commercial real estate	7,086	27	8,100	28	7,804	28
Real estate construction	101	4	58	4	551	4
Commercial	163	2	107	2	237	2
Consumer	761	2	2,422	4	2,104	4
Home equity	186	14	187	14	131	14
Unallocated	1,919	—	1,919	—	2,123	—
Total	$11,009	100%	$13,554	100%	$13,959	100%

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

Consumer loans, exclusive of payday loans and RALs, are not placed on non-accrual status, but are reviewed periodically and charged off when they reach 120 days past due or at any point the loan is deemed uncollectible.  Payday loans under contract with the Company’s Marketer/Servicer are generally charged off 60 days from the day that they become uncollectible. All uncollectible payday loans are subject to a Marketer/Servicer guarantee. Internet payday loans are charged off when they become 31 days past due.  RALs traditionally undergo a review in March of each year and those deemed uncollectible by management are charged off against the allowance for loan losses.

Total non performing loans to total loans decreased marginally to 0.29% at December 31, 2005, from 0.34% at December 31, 2004, while the total balance of non performing loans decreased by $114,000 for the same period.

Table 10 – Non performing Assets

As of December 31, (dollars in thousands)	2005	2004	2003	2002	2001

Loans on non-accrual status(1)	$5,725	$5,763	$12,466	$7,967	$5,056
Loans past due 90 days or more and still on accrual	295	371	473	1,915	521
Total non performing loans	6,020	6,134	12,939	9,882	5,577
Other real estate owned	452	657	—	320	149
Total non performing assets	$6,472	$6,791	$12,939	$10,202	$5,726
Non performing loans to total loans	0.29%	0.34%	0.82%	0.75%	0.47%
Non performing assets to total loans	0.31	0.38	0.82	0.78	0.48

(1)       Loans on non-accrual status include impaired loans. See Footnote 4”Loans” of Item 8. “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans.

Republic defines impaired loans to be those commercial real estate loans that management has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans, which are a component of loans on non-accrual status, decreased from $2.7 million at December 31, 2004 to $1.9 million at December 31, 2005. At December 31, 2005, the impaired balance was primarily attributable to two commercial real estate lending relationships.

Investment Securities

Table 11 – Investment Securities Portfolio

December 31, (in thousands)	2005	2004	2003	2002	2001

Securities Available for Sale:
U.S. Treasury and Government agency securities	$330,294	$291,697	$154,818	$51,123	$32,023
Mortgage backed securities, including CMOs	117,571	161,663	140,702	151,924	179,576
Total securities available for sale	447,865	453,360	295,520	203,047	211,599

Securities to be Held to Maturity:
U.S. Treasury and Government agency securities	12,110	20,112	9,707	8,175	50,995
States and political subdivisions	—	—	—	100	200
Mortgage backed securities, including CMOs	52,188	78,121	105,704	77,137	31,151
Total securities to be held to maturity	64,298	98,233	115,411	85,412	82,346
Total investment securities	$512,163	$551,593	$410,931	$288,459	$293,945

Securities available for sale primarily consists of U.S. Treasury and U.S. Government Agency obligations, including agency MBSs and agency collateralized mortgage obligations (“CMOs”).  The MBSs primarily consist of hybrid mortgage securities, as well as other adjustable rate mortgage securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”“).  CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Company primarily uses the securities portfolio as collateral for securities sold under agreements to repurchase  (“repurchase agreements”) along with FHLB borrowings, to mitigate its risk position from changing interest rates. Strategies for the securities portfolio may also be influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

During 2005, Republic purchased $4.5 billion in securities and had maturities of $4.5 billion.  Approximately $4.4 billion of the securities purchased were agency discount notes, which the Company utilized primarily for collateral purposes.  The average yield on these discount notes was 3.04% with an average term of 9 days.

Table 12 – Securities Available for Sale

As of December 31, 2005 (dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield	Average Maturity in Years

U.S. Treasury and U.S. Government agency securities:
Within one year	$172,807	$172,129	3.44%	0.18
Over one through five years	160,541	158,165	3.86	2.27
Total U.S. Treasury and U.S Government agency securities	333,348	330,294	3.64	1.19
Total mortgage backed securities, including CMOs*	119,300	117,571	4.37	4.21
Total securities available for sale	$452,648	$447,865	3.83	1.98

Table 13 – Securities to be Held to Maturity

As of December 31, 2005 (dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield	Average Maturity in Years

U.S. Treasury and U.S. Government agency securities:
Within one year	$5,000	$4,967	2.50%	0.08
Over one through five years	7,110	7,012	3.50	1.83
Total U.S. Treasury and U.S Government agency securities	12,110	11,979	3.09	1.11
Total mortgage backed securities, including CMOs*	52,188	52,423	5.20	7.47
Total securities to be held to maturity	$64,298	$64,402	4.80	6.27

* The average maturity of mortgage backed securities, including CMOs, is calculated based on contractual maturity.

Deposits

Total deposits were $1.6 billion at December 31, 2005 compared to $1.4 billion at December 31, 2004. Interest-bearing deposits increased $160 million while non interest-bearing deposits increased $24 million from December 31, 2004 to December 31, 2005.

The increase in non interest-bearing accounts relates primarily to growth in escrow, as well as retail and commercial transaction accounts across the Company’s retail banking center network.  Interest-bearing accounts increased primarily in brokered deposits and money market accounts.  These increases were partially offset by a decline in interest bearing consumer demand deposit accounts.

Money market accounts increased $78 million during 2005.  The majority of this increase was in the Premier First money market account category.  The Premier First money market account is “Cash Management’s” primary product offering for medium to large business clients.

The Company acquired brokered deposits during 2005 to fund RALs during the 2005 tax season and traditional loan growth beyond the 2005 tax season.  The brokered deposits had original terms ranging from six months to four years with an average life of 2.10 years and an average cost of 3.55%.  The Company acquired $52 million in brokered deposits during the second half of 2005 with an average life of 273 days and an average cost of 4.30% to fund loan growth.  Management chose to utilize brokered deposits because of their relatively low acquisition costs as well as speed of acquisition compared to traditional certificates of deposit.

Interest bearing demand accounts decreased $42 million in 2005 primarily from the loss of funds in the Company’s “High Interest Checking” product. With interest rates increasing throughout 2005, management increased the rate paid on this product minimally to offset the rising cost of funds associated with the Company’s other deposit products.  As a result, the balances in this product declined throughout the year.  Management anticipates a strategy that includes continued moderation of the rate paid on this product during 2006, unless additional funds are needed to meet loan demand or for liquidity purposes.

Table 14 – Deposits

December 31, (in thousands)	2005	2004	2003	2002	2001

Demand (NOW and SuperNOW)	$262,714	$304,264	$271,022	$222,316	$46,532
Money market accounts	262,611	184,334	124,145	90,637	94,077
Internet money market accounts	33,864	45,076	96,034	47,824	44,838
Savings	43,548	41,080	35,735	23,993	16,293
Money market certificates of deposit	59,810	71,841	70,208	80,190	155,601
Individual retirement accounts	48,954	47,324	42,073	37,530	34,299
Certificates of deposit, $100,000 and over	168,777	149,217	196,026	111,204	87,154
Other certificates of deposit	282,609	266,547	203,893	249,798	258,012
Brokered deposits	153,194	46,254	64,655	1,238	—
Total interest-bearing deposits	1,316,081	1,155,937	1,103,791	864,730	736,806
Total non interest-bearing deposits	286,484	261,993	193,321	175,460	129,552
Total	$1,602,565	$1,417,930	$1,297,112	$1,040,190	$866,358

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings decreased $73 million during 2005. The majority of this decrease was attributable to one large cash management account which decreased $59 million from December 31, 2004. Based on the transactional nature of the Company’s cash management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

FHLB Borrowings

FHLB Borrowings increased $65 million during the year to $561 million at December 31, 2005.  The increase in advances was primarily utilized to fund the growth in the loan portfolio.

Approximately $117 million of the Company’s advances have overnight maturities with a weighted average coupon rate of 4.12%.   Approximately $354 million of the Company’s advances are fixed, with maturities ranging from less than one to five years.  The current weighted average maturity of the fixed FHLB advances at December 31, 2005 is 5 years with a weighted average coupon rate of 3.91%.

The remaining $90 million in the Company’s FHLB borrowings consists of convertible advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years.  At the end of their respective fixed rate periods, the FHLB has the right to convert the borrowings to floating rate advances tied to LIBOR.  If the FHLB elects to convert the debt to a floating rate instrument, Republic has the right to pay off the advances without penalty.  These advances had a weighted average coupon of 4.85% at December 31, 2005.  At December 31, 2005, all $90 million of these advances are eligible to be converted by the FHLB, however, based on market conditions at this time, management does not believe these advances are likely to be converted in the short-term.

Liquidity

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities.  Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs  and proceeds realized from loans held for sale.  The Company’s liquidity is impacted by its ability to sell securities, which is limited, due to the level of securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law.  At December 31, 2005, these securities had a fair market value of $397 million.  Republic’s banking centers and its Internet site, www.republicbank.com, provide access to retail deposit markets.  These retail deposits, if offered at attractive rates, have historically been a source of additional funding when needed.  In addition, brokered deposits have provided a source of liquidity to the Company when needed to fund loan growth.

Traditionally, the Company has also utilized secured and unsecured borrowing lines to supplement its funding requirements.  On December 31, 2005, the Company had capacity with the Federal Home Loan Bank to borrow an additional $152 million. The Company also had $175 million in approved unsecured line of credit facilities available at December 31, 2005 through various third party sources.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Kentucky and Indiana banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2005, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana could, without prior approval, declare dividends of approximately $47 million and $1 million, respectively.  The Company does not plan to pay dividends from Republic Bank & Trust Company of Indiana in the foreseeable future.

Capital

Total stockholders’ equity increased from $196 million at December 31, 2004 to $214 million at December 31, 2005. The increase in stockholders’ equity was primarily attributable to net income earned during 2005 reduced by dividends declared, the repurchase of Company stock and the decline in accumulated other comprehensive income/(loss) as a result of a decrease in the value of the available for sale securities portfolio.

During 2005, the Company purchased 486,465 shares for $9.8 million.  During the third quarter, the Company’s Board of Directors also approved the repurchase of an additional 262,500 shares from time-to-time if market conditions are deemed favorable to the Company.  The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program.  As of December 31, 2005, the Company had 48,697 shares which could be repurchased under the current stock repurchase program.

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

The FDIC has categorized the Bank as well capitalized.  To be categorized as well capitalized, the Bank must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage ratios as set forth in Footnote 13 “Stockholders’ Equity” of Item 8. “Financial Statements and Supplementary Data.”  Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I leverage, Tier I risk based and total risk based capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the Federal Reserve and FDIC.  Republic’s average capital to average assets ratio was 8.00% at December 31, 2005 compared to 8.01% at December 31, 2004.  Formal measurements of the capital ratios for the Company and Republic Bank & Trust Company are performed at each quarter end.

In August 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., issued $40 million in Trust Preferred Securities (“TPS”). The TPS pay a fixed interest rate for 10 years and adjust with LIBOR thereafter.  Treated as Tier I capital for regulatory purposes, the TPS mature on September 30, 2035 and are redeemable at the Company’s option after ten years. The sole asset of RBCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the TPS. The subordinated debentures and the related interest expense, which are payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements. The proceeds obtained from the TPS offering will be used to fund loan growth, support an existing stock repurchase program and for other general business purposes.

In March 2004, the Company executed an intragroup trust preferred transaction, which will provide Republic Bank & Trust Company access to additional capital markets, if needed, in the future.  On a consolidated basis, this transaction had no impact to the capital levels and ratios of the Company.  The subordinated debentures held by Republic Bank & Trust Company as a result of this transaction, however, are treated as Tier 2 capital based on requirements administered by the Bank’s federal banking agency.  If Republic Bank & Trust Company’s Tier I capital ratios should not meet the minimum requirement to be well capitalized, the Company could immediately modify the transaction in order to maintain well capitalized status.

Off Balance Sheet Items

Table 15 – Off Balance Sheet Items

	Maturity by Period
December 31, 2005 (in thousands)	Less than one year	Greater than one year to three years	Greater than three years to five years	Greater than five years	Total
Standby letters of credit	$7,881	$492	$710	$820	$9,903
FHLB letters of credit	73,137	14,724	—	—	87,861
Commitments to extend credit	416,395	38,537	1,693	18,306	474,931

Standby letters of credit represent commitments by the Company to repay a third party beneficiary when a customer fails to repay a loan or debt instrument. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit.  In addition to credit risk, the Company also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately.  The Company does not deem this risk to be material.

The Company has obtained letters of credit from the FHLB to be used as collateral on public funds deposits and as credit enhancements for client bond offerings.  Approximately $28 million of these letters of credit at December 31, 2005 were used as credit enhancements for client bond offerings.  The remaining $60 million was used to collateralize a public funds deposit, which the Company classifies as a short-term borrowing.

Commitments to extend credit generally consist of unfunded lines of credit.  These commitments generally have variable rates of interest.

Aggregate Contractual Obligations

Table 16 – Aggregate Contractual Obligations

	Maturity by Period
December 31, 2005 (in thousands)	Less than one year	Greater than one year to three years	Greater than three years to five years	Greater than five years	Total
Deposits	$1,291,081	$228,097	$73,742	$9,645	$1,602,565
Federal Home Loan Bank borrowings	217,136	148,500	124,370	71,127	561,133
Subordinated note	—	—	—	41,240	41,240
Securities sold under agreements to repurchase	290,717	—	1,542	—	292,259
Lease commitments	3,450	5,166	3,171	10,622	22,409
Total	$1,802,384	$381,763	$202,825	$132,634	$2,519,606

Deposits represent non interest-bearing accounts, transaction accounts, money market accounts, time deposits and brokered deposits held by the Company.  Amounts that have an indeterminate maturity period are included in the less than one-year category above.

FHLB borrowings represent the amounts that are due to the FHLB.  A portion of the advances from the FHLB, although fixed, are subject to conversion provisions at the option of the FHLB and can be prepaid without a penalty.  Management does not believe these advances will likely be converted in the short-term, and therefore has included them in their original maturity buckets for purposes of this table.

See Footnote 10 “Subordinated Note” of Item 8. “Financial Statements and Supplementary Data” for further information regarding the subordinated note.

Securities sold under agreements to repurchase generally have indeterminate maturity periods and are predominantly included in the less than one-year category above.

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

Republic utilizes an earnings simulation model to analyze net interest income sensitivity.  Potential changes in market interest rates and their subsequent effects on net interest income are evaluated with the model.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve.  These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario.  Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income.  Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies.  Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.   The December 31, 2005 simulation analysis indicates that an increase in interest rates would have a negative effect on net interest income, and a decrease in interest rates would have a positive effect on net interest income.

The following tables illustrate Republic’s projected net interest income sensitivity profile based on the asset/liability model as of December 31, 2005 and 2004:

Table 17 – Interest Rate Sensitivity for 2005

	Decrease in Rates			Increase in Rates
(dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$200	$271	$319	$370	$439
Investments	18,795	21,966	23,918	26,827	29,482
Loans, excluding fees	125,135	131,333	136,880	143,039	148,690

Total interest income, excluding loan fees	144,130	153,570	161,117	170,236	178,611

Projected interest expense:
Deposits	32,582	39,232	45,893	54,206	62,186
Securities sold under agreements to repurchase	7,102	10,339	13,576	16,009	17,367
Federal Home Loan Bank borrowings	19,539	21,248	22,556	25,805	28,317
Total interest expense	59,223	70,819	82,025	96,020	107,870
Net interest income, excluding loan fees	$84,907	$82,751	$79,092	$74,216	$70,741
Change from base	$5,815	$3,659		$(4,876)	$(8,351)
% Change from base	7.35%	4.63%		(6.16)%	(10.56)%

Table 18 - Interest Rate Sensitivity for 2004

	Decrease in Rates			Increase in Rates
(dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$282	$278	$517	$707	$965
Investments	16,315	18,125	19,798	22,359	24,642
Loans, excluding fees	98,136	102,799	108,057	113,612	118,919
Total interest income, excluding loan fees	114,733	121,202	128,372	136,678	144,526

Projected interest expense:
Deposits	20,671	22,902	27,459	34,031	40,715
Securities sold under agreements to repurchase	4,977	5,256	8,110	11,902	15,505
Federal Home Loan Bank borrowings	19,294	19,668	19,896	20,161	20,965
Total interest expense	44,942	47,826	55,465	66,094	77,185
Net interest income, excluding loan fees	$69,791	$73,376	$72,907	$70,584	$67,341
Change from base	$(3,116)	$469		$(2,323)	$(5,566)
% Change from base	(4.27)%	0.64%		(3.19)%	(7.63)%

Regulatory Matters

On July 22, 2005 Republic Bank & Trust Company received its most recent Community Reinvestment Act (“CRA”) performance evaluation prepared as of October 4, 2004.  The FDIC concluded that Republic Bank & Trust Company violated Regulation B related to its RAL line of business and assigned a “Needs to Improve” rating.  Republic Bank & Trust Company voluntarily changed certain procedures and processes to address the Regulation B issues raised by the FDIC during the CRA Evaluation.  As required by statute, the FDIC referred their conclusions regarding the Regulation B violations to the Department of Justice (“DOJ”).  Also by statute, a financial holding company, such as the Company, that controls a Bank with a “less than satisfactory” CRA rating, has limitations on certain future business activities until the CRA rating improves.  Management does not believe these limitations will have any material effect on the Company’s current business plans.  At this time, there has been no corrective action imposed by the FDIC or the DOJ.

New Accounting Pronouncements

See discussion in Footnote 1 “Summary of Significant Accounting Policies” of Item 8. “Financial Statements and Supplementary Data” for discussion of recent accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The information included under the caption “ASSET/LIABILITY MANAGEMENT AND MARKET RISK” is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.  Financial Statements and Supplementary Data.

The following are included in this section:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated balance sheets – December 31, 2005 and 2004

Consolidated statements of income and comprehensive income – years ended December 31, 2005, 2004 and 2003

Consolidated statements of stockholders’ equity – years ended December 31, 2005, 2004 and 2003

Consolidated statements of cash flows – years ended December 31, 2005, 2004 and 2003

Footnotes to consolidated financial statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of Republic Bancorp, Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the Company’s annual consolidated financial statements. All information has been prepared in accordance with U.S. generally accepted accounting principles and, as such, includes certain amounts that are based on Management’s best estimates and judgments.

Management is responsible for establishing and maintaining adequate internal control over financial reporting presented in conformity with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Two of the objectives of internal control are to provide reasonable assurance to Management and the Board of Directors that transactions are properly authorized and recorded in our financial records, and that the preparation of the Company’s financial statements and other financial reporting is done in accordance with U.S. generally accepted accounting principles.

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, in relation to the criteria described in the report, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

There are inherent limitations in the effectiveness of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of internal control can vary with changes in circumstances. Based on its assessment, Management believes that as of December 31, 2005, the Company’s internal control was effective in achieving the objectives stated above. Crowe Chizek and Company LLC has provided its report of this assessment in a separate report dated February 3, 2006.

Bernard M. Trager Chairman of the Board Republic Bancorp, Inc.	Steven E. Trager President and Chief Executive Officer Republic Bancorp, Inc.	Kevin Sipes Executive Vice President and Chief Financial Officer Republic Bancorp, Inc.
February 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Republic Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Republic Bancorp, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Republic Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO.  Also, in our opinion, Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the balance sheets of Republic Bancorp, Inc. as of December 31, 2005 and 2004 and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 3, 2006 expressed an unqualified opinion.

/s/ Crowe Chizek and Company LLC

Louisville, Kentucky
February 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Board of Directors and Stockholders

of Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of Republic’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the effectiveness of Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 3, 2006 expressed an unqualified opinion.

/s/ Crowe Chizek and Company LLC

Louisville, Kentucky
February 3, 2006 except for Footnote 22 which was February 27, 2006

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2005	2004

ASSETS:

Cash and cash equivalents	$77,169	$77,850
Securities available for sale	447,865	453,360
Securities to be held to maturity (fair value $64,402 in 2005 and $98,129 in 2004)	64,298	98,233
Mortgage loans held for sale	6,582	16,485
Loans, net of allowance for loan losses of $11,009 and $13,554 (2005 and 2004)	2,049,647	1,775,545
Federal Home Loan Bank stock, at cost	21,595	20,321
Premises and equipment, net	31,786	33,843
Other assets and accrued interest receivable	36,614	23,285

TOTAL ASSETS	$2,735,556	$2,498,922

LIABILITIES:

Deposits:
Non interest-bearing	$286,484	$261,993
Interest-bearing	1,316,081	1,155,937
Total deposits	1,602,565	1,417,930

Securities sold under agreements to repurchase and other short-term borrowings	292,259	364,828
Federal Home Loan Bank borrowings	561,133	496,387
Subordinated note	41,240	—
Other liabilities and accrued interest payable	24,785	23,708

Total liabilities	2,521,982	2,302,853

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 100,000 shares authorized Series A 8.5% non cumulative convertible, none issued	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,319,150 shares (2005) and 17,744,900 shares (2004) issued, 17,187,508 shares (2005) and 17,575,110 shares (2004) outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,249,389 shares (2005) and 2,256,933 shares (2004) issued and outstanding	4,475	4,381
Additional paid in capital	77,295	58,117
Retained earnings	136,381	135,949
Unearned shares in Employee Stock Ownership Plan	(1,468)	(1,894)
Accumulated other comprehensive loss	(3,109)	(484)

Total stockholders’ equity	213,574	196,069

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,735,556	$2,498,922

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2005	2004	2003

INTEREST INCOME:

Loans, including fees	$134,569	$118,492	$107,645
Securities:
Taxable	18,568	12,558	10,377
Non taxable	—	—	3
Federal Home Loan Bank stock and other	2,482	1,316	1,035
Total interest income	155,619	132,366	119,060

INTEREST EXPENSE:

Deposits	31,703	21,202	19,944
Securities sold under agreements to repurchase and other short-term borrowings	9,906	4,191	1,897
Federal Home Loan Bank borrowings	20,380	16,921	14,954
Subordinated note	951	—	—

Total interest expense	62,940	42,314	36,795

NET INTEREST INCOME	92,679	90,052	82,265

Provision for loan losses	(562)	1,748	6,574

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	93,241	88,304	75,691

NON INTEREST INCOME:

Service charges on deposit accounts	15,547	13,460	10,019
Electronic refund check fees	6,083	5,268	3,981
Mortgage banking income	2,751	3,148	11,104
Debit card interchange fee income	3,122	2,492	1,825
Title insurance commissions	1,756	1,515	2,532
Other	1,244	1,311	1,472
Total non interest income	30,503	27,194	30,933

NON INTEREST EXPENSES:

Salaries and employee benefits	37,037	34,552	32,509
Occupancy and equipment, net	13,467	13,915	12,416
Communication and transportation	3,035	2,809	2,729
Marketing and development	2,878	2,271	2,997
Bankshares tax	2,262	1,932	1,980
Data processing	1,909	1,602	1,722
Debit card interchange expense	1,357	1,080	1,006
Supplies	1,133	1,385	1,481
Other	7,503	6,470	6,019
Total non interest expenses	70,581	66,016	62,859

INCOME BEFORE INCOME TAX EXPENSE	53,163	49,482	43,765

INCOME TAX EXPENSE	18,098	16,981	15,562

NET INCOME	$35,065	$32,501	$28,203

	2005	2004	2003

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Change in unrealized loss on securities available for sale	$(2,625)	$(1,484)	$(1,598)
Less: Reclassification of realized amount	—	—	—
Net unrealized gain loss recognized in comprehensive income	(2,625)	(1,484)	(1,598)

COMPREHENSIVE INCOME	$32,440	$31,017	$26,605

BASIC EARNINGS PER SHARE:

Class A Common Stock	$1.78	$1.65	$1.44
Class B Common Stock	1.75	1.62	1.40

DILUTED EARNINGS PER SHARE:

Class A Common Stock	1.71	1.58	1.41
Class B Common Stock	1.68	1.56	1.37

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

						Unearned
	Common Stock					Shares in	Accumulated
	Class A	Class B		Additional		Empl. Stock	Other	Total
	Shares	Shares		Paid In	Retained	Ownership	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	Income (Loss)	Equity

BALANCE, January 1, 2003	17,193	2,290	$4,120	$39,174	$107,567	$(2,663)	$2,598	$150,796

Net Income	—	—	—	—	28,203	—	—	28,203

Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(1,598)	(1,598)

Dividend declared Common Stock:
Class A ($0.437 per share)	—	—	—	—	(7,622)	—	—	(7,622)
Class B ($0.397 per share)	—	—	—	—	(903)	—	—	(903)

Stock options exercised, net of shares redeemed	207	—	43	1,620	(678)	—	—	985

Repurchase of Class A Common Stock	(23)	(5)	(6)	(57)	(316)	—	—	(379)

Conversion of Class B Common Stock to Class A Common Stock	19	(19)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	33	—	—	73	—	374	—	447

Note receivable on common stock, net of cash payments	—	—	—	(550)	—	—	—	(550)
BALANCE, December 31, 2003	17,429	2,266	$4,157	$40,260	$126,251	$(2,289)	$1,000	$169,379

(Continued)

						Unearned
	Common Stock					Shares in	Accumulated
	Class A	Class B		Additional		Empl. Stock	Other	Total
	Shares	Shares		Paid In	Retained	Ownership	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	Income (Loss)	Equity

Balance, January 1, 2004	17,429	2,266	$4,157	$40,260	$126,251	$(2,289)	$1,000	$169,379

Net Income	—	—	—	—	32,501	—	—	32,501

Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(1,484)	(1,484)

Dividend declared Common Stock:
Class A ($0.267 per share)	—	—	—	—	(4,653)	—	—	(4,653)
Class B ($0.242 per share)	—	—	—	—	(548)	—	—	(548)

Stock options exercised, net of shares redeemed	123	—	25	1,494	(725)	—	—	794

Repurchase of Class A Common Stock	(21)	—	(4)	(62)	(317)	—	—	(383)

Conversion of Class B Common Stock to Class A Common Stock	9	(9)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	35	—	—	285	—	395	—	680

Stock dividend	—	—	203	16,357	(16,560)	—	—	—

Note receivable on common stock, net of cash payments	—	—	—	(217)	—	—	—	(217)

BALANCE, December 31, 2004	17,575	2,257	$4,381	$58,117	$135,949	$(1,894)	$(484)	$196,069

(Continued)

						Unearned
	Common Stock					Shares in	Accumulated
	Class A	Class B		Additional		Empl. Stock	Other	Total
	Shares	Shares		Paid In	Retained	Ownership	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	Income (Loss)	Equity

Balance, January 1, 2005	17,575	2,257	$4,381	$58,117	$135,949	$(1,894)	$(484)	$196,069

Net Income	—	—	—	—	35,065	—	—	35,065

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	(2,625)	(2,625)

Dividend declared Common Stock:
Class A ($0.321 per share)	—	—	—	—	(5,645)	—	—	(5,645)
Class B ($0.292 per share)	—	—	—	—	(659)	—	—	(659)

Stock options exercised, net of shares redeemed	54	—	12	534	(344)	—	—	202

Repurchase of Class A Common Stock	(487)	—	(112)	(1,948)	(7,760)	—	—	(9,820)

Conversion of Class B Common Stock to Class A Common Stock	8	(8)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	38	—	—	383	—	426	—	809

Stock dividend	—	—	194	20,031	(20,225)	—	—	—

Note receivable on common stock, net of cash payments	—	—	—	58	—	—	—	58

Deferred compensation expense	—	—	—	120	—	—	—	120

BALANCE, December 31, 2005	17,188	2,249	$4,475	$77,295	$136,381	$(1,468)	$(3,109)	$213,574

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2005	2004	2003

OPERATING ACTIVITIES:
Net income	$35,065	$32,501	$28,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	4,133	7,313	6,050
Federal Home Loan Bank stock dividends	(1,010)	(822)	(756)
Provision for loan losses	(562)	1,748	6,574
Net gain on sale of mortgage loans held for sale	(2,265)	(2,861)	(12,718)
Origination of mortgage loans held for sale	(232,903)	(254,421)	(798,657)
Proceeds from sale of mortgage loans held for sale	245,071	254,529	863,338
Employee Stock Ownership Plan expense	809	680	447
Changes in other assets and liabilities:
Other assets and accrued interest receivable	(2,319)	(612)	(1,881)
Other liabilities and accrued interest payable	599	2,210	3,350
Net cash provided by operating activities	46,618	40,265	93,950

INVESTING ACTIVITIES:
Purchases of securities available for sale	(4,518,393)	(4,097,326)	(508,371)
Purchases of securities to be held to maturity	(1,991)	(61,180)	(145,305)
Purchases of Federal Home Loan Bank stock	(264)	(351)	(68)
Proceeds from calls, maturities and paydowns of securities available for sale	4,523,146	3,937,964	412,935
Proceeds from calls, maturities and paydowns of securities to be held to maturity	35,880	78,292	115,214
Net increase in loans	(274,219)	(211,169)	(275,952)
Investment in new market tax credits	(8,992)	(960)	—
Investment in unconsolidated subsidiary	(1,240)	—	—
Purchases of premises and equipment, net	(3,640)	(5,819)	(16,593)
Net cash used in investing activities	(249,713)	(360,549)	(418,140)

FINANCING ACTIVITIES:
Net change in deposits	184,635	120,818	221,093
Net change in securities sold under agreements to repurchase and other short-term borrowings	(72,569)	144,483	31,245
Payments on Federal Home Loan Bank borrowings	(93,091)	(24,716)	(75,818)
Proceeds from Federal Home Loan Bank borrowings	157,837	100,925	176,697
Net proceeds from subordinated note	41,240	—	—
Common Stock repurchases	(9,820)	(383)	(379)
Net proceeds from Common Stock options exercised	202	794	985
Cash dividends paid	(6,020)	(4,968)	(8,305)
Net cash provided by financing activities	202,414	336,953	345,518

NET CHANGE IN CASH AND CASH EQUIVALENTS	(681)	16,669	21,328

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	77,850	61,181	39,853

CASH AND CASH EQUIVALENTS AT END OF YEAR	$77,169	$77,850	$61,181

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$61,492	$41,981	$36,170
Income taxes	16,698	14,366	16,412

SUPPLEMENTAL NONCASH DISCLOSURES:
Client transfers from securities sold under agreements to repurchase into deposits	$—	$—	$35,829
Transfers from loans to real estate acquired in settlement of loans	737	1,652	750

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (together referred to as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust.  Republic Invest Co. includes its subsidiary, Republic Capital LLC.  Republic Bancorp Capital Trust is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC and Republic Insurance Agency, LLC.  All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

Republic operates 34 banking centers, primarily in the retail banking industry, and conducts its operations predominately in metropolitan Louisville, Kentucky, central Kentucky, southern Indiana and through an Internet banking software application.  Republic also operates two Loan Production Offices (“LPOs”) in the Louisville, Kentucky market. Republic’s consolidated results of operations are dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities.  Principal interest-earning assets are securities and real estate mortgage, commercial and consumer loans.  Interest-bearing liabilities primarily consist of interest-bearing deposit accounts and short-term and long-term borrowings.

The Bank originates deferred deposits, commonly referred to as a “payday loan” or “payday lending,” which are classified as consumer loans, whereby customers receive cash advances in exchange for a check or authorization to electronically debit the customer’s checking account for the advanced amount plus a fixed fee. Republic Bank & Trust Company promotes this product through a third party relationship with a Marketer/Servicer. Through the Marketer/Servicer, Republic Bank & Trust Company originates payday loans in Texas, Pennsylvania and Arkansas.  Republic Bank & Trust Company of Indiana offers payday loans without a Marketer/Servicer, utilizing an Internet-based payday loan program offered direct to customers on a nationwide basis. See Footnote 22 “Subsequent Event” in this section of the document for additional discussion regarding payday loans.

Republic Bank & Trust Company is one of a limited number of financial institutions which facilitate the payment of federal and state tax refunds through tax preparers located throughout the U.S..  The Company facilitates the payment of these tax refunds through three primary products: Refund Anticipation Loans (“RALs”), Electronic Refund Checks (“ERCs”) and Electronic Refund Deposits (“ERDs”).  RALs are classified as consumer loans.  ERCs and ERDs are products whereby Republic Bank & Trust Company transmits, via a check or electronic deposit, a taxpayer’s refund once it is received from the respective state or federal government.

Other sources of income include service charges on deposit accounts, fees charged to customers for trust services and revenue generated from mortgage banking activities, which represents the origination and sale of loans in the secondary market and servicing loans for others.

Republic’s operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, marketing and development expenses and other general and administrative costs.  Republic’s results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Use of Estimates – Financial statements prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. generally accepted accounting principles”) require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Material estimates that are particularly susceptible to significant change in the short-term, relate to the determination of the allowance for loan losses and mortgage servicing rights (“MSRs”).  These estimates are particularly subject to change and actual results could differ from these estimates.

Significant Group Concentrations of Credit Risk – The Company does not have any significant concentrations of credit risk to any one industry or relationship.

Earnings Concentration – For 2005, 2004 and 2003, approximately 30%, 37% and 26% of net income contribution was derived from the Tax Refund Solutions (“TRS”) and Deferred Deposit segments, which consist of relationships, which if terminated, could have a materially adverse impact on net income.  See Footnote 20 “Segment Information”  and Footnote 22 “Subsequent Event”  in this section for additional detail and discussion.

Cash Flows – For purpose of the consolidated statement of cash flows, cash and cash equivalents include cash, deposits with other financial institutions with original maturities under 90 days and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, repurchase agreements and income taxes.

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

Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and short-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Mortgage Banking Activities – Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value, as determined by current investor yield requirements.  The Company enters into loan commitments for fixed rate mortgage loans, generally lasting 45 to 90 days and are at market rates when initiated. These commitments to originate mortgage loans that the company intends to sell are considered derivative instruments.   To deliver closed loans to the secondary market and to moderate its interest rate risk prior to sale, Republic typically enters into non-exchange traded mandatory forward sales contracts, which are also considered derivative instruments.  These contracts are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives and loans held for sale, and both are carried at their fair value with changes included in earnings.  Substantially all of the gain on sale generated from mortgage banking activities is recorded when closed loans are delivered into the sales contracts.

MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs, that the Company expects to receive on loans sold with servicing retained. MSRs are capitalized as separate assets when loans are sold and servicing is retained. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained.  Prior to 2003, loans sold in the secondary market had been primarily sold with servicing released, which did not result in an MSR.  Beginning in 2003, Republic sold substantially all of its loans into the secondary market with servicing retained. The service release premium on loans sold servicing released and gain from recognizing an MSR on loans sold servicing retained are included as components of mortgage banking income on the face of the income statement.  The carrying value of MSRs is amortized in proportion to and over the period of net servicing income. The amortization is recorded as a reduction to mortgage banking income.  The total MSR asset, net of amortization, recorded at December 31, 2005 and 2004 is $6.4 million and $5.3 million.  The MSR asset is recorded as a component of other assets on the face of the balance sheet.

The carrying value of the MSR asset is periodically reviewed for impairment based on the fair value of the MSR, using groupings of the underlying loans by interest rates and by geography and prepayment characteristics.  Any impairment of a grouping would be reported as a valuation allowance.  A primary factor influencing the fair value is the estimated life of the underlying loans serviced.  The estimated life of the loans serviced is significantly influenced by market interest rates.  During a period of declining interest rates, the fair value of the MSRs generally will decline due to expected prepayments within the portfolio.  Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase as prepayments on the underlying loans would be expected to decline. Management utilizes an independent third party on a monthly basis to assist with the fair value estimate of the MSRs.  Based on the estimated fair value at December 31, 2005 and 2004, management determined no impairment of the MSR asset existed.  Further, no impairment was recognized during 2005, 2004 or 2003.

Loan servicing income is recorded as principal payments are collected and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

Loans – Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any changes to the allowance for loan losses, unearned interest and any deferred loan fees or costs.

Interest on loans is computed on the principal balance outstanding.  Loan origination fees and certain direct loan origination costs relating to successful loan origination efforts are deferred and recognized over the estimated lives of the related loans on the level yield method not anticipating prepayments.

Generally, the accrual of interest on loans, including impaired loans, is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loans are well secured and in the process of collection.

Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the ultimate full collectibility of principal.  When loans are placed on non-accrual status, all unpaid accrued interest is reversed.  Such loans remain on non-accrual status until the borrower demonstrates the ability to remain current, or the loan is deemed uncollectible and is charged off.  Consumer loans, exclusive of payday loans and RALs, are not placed on non-accrual status, but are reviewed periodically and charged off when they reach 120 days past due or at any point the loan is deemed uncollectible. Payday loans under contract with the Company’s Marketer/Servicer, are generally charged off 60 days from the day that they become uncollectible.  These uncollectible payday loans are subject to a Marketer/Servicer guarantee. Internet payday loans are charged off when they become 31 days past due.  RALs traditionally undergo a review in March of each year and those deemed uncollectible by management are charged off against the allowance for loan losses.

Allowance for Loan Losses – The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a monthly basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as additional information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non classified loans and is based on historical loss experience adjusted for qualitative factors. There are underlying uncertainties that could affect management’s estimate of probable losses and there is a margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment history and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral, if payment from the loans is expected solely from the collateral.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Real Estate Owned – Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Costs incurred after acquisition are expensed.  Real estate owned totaled $452,000 and $657,000 at December 31, 2004 and 2005.

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

Federal Home Loan Bank Stock – The Company is a member of the Federal Home Loan Bank (“FHLB”) system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment.  Because this stock is viewed as long-term investment, impairment is based on ultimate recovery of par value.  Both cash and stock dividends are recorded as interest income.

Long Lived Assets – Long lived assets, including premises and equipment, are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings – Substantially all securities sold under agreements to repurchase (“Repurchase Agreements”) liabilities represent amounts advanced by customers.  Securities are pledged to cover the majority of these liabilities, as the liabilities are not covered by Federal Deposit Insurance Corporation (“FDIC”) insurance.  Certain repurchase agreements are secured by private insurance purchased by Republic, or FHLB letters of credit, rather than by security pledges.  Other short-term borrowings primarily consist of federal funds purchased.

Stock Option Plans – Employee compensation expense under stock option plans is reported using the intrinsic value method.  No stock based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

(dollars in thousands, except per share data)	2005	2004	2003

Net income, as reported	$35,065	$32,501	$28,203
Less: Stock based compensation expense determined under the fair value based method,	915	574	722
Pro forma net income	$34,150	$31,927	$27,481

Earnings per share, as reported:
Class A Common Stock	$1.78	$1.65	$1.44
Class B Common Stock	1.75	1.62	1.40

Pro forma basic earnings per share:
Class A Common Stock	1.73	1.62	1.41
Class B Common Stock	1.70	1.59	1.37

Diluted earnings per share, as reported:
Class A Common Stock	1.71	1.58	1.41
Class B Common Stock	1.68	1.56	1.37

Pro forma diluted earnings per share:
Class A Common Stock	1.67	1.55	1.38
Class B Common Stock	1.64	1.53	1.34

There were 43,050, 571,078 and 107,071 options granted during 2005, 2004 and 2003.

The weighted average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in the Black-Scholes option pricing model are as follows:

	2005	2004	2003

Risk-free interest rate	3.75%	3.70%	3.17%
Expected dividend yield	1.48	1.69	2.05
Expected life of options (in years)	5.55	5.82	6.00
Expected volatility	28%	21%	24%
Estimated fair value per share	$6.48	$3.77	$2.51

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost is measured at fair value and expensed over the period during which an employee is required to provide service in exchange for the award. The Company will prospectively adopt this standard on January 1, 2006.  Transitionally, compensation cost will be recorded for prior option grants that vest after the date of adoption. Existing options that will vest after the adoption date are estimated to result in additional compensation expense of $853,000 during the balance of 2006, $687,000 in 2007, $509,000 in 2008, $392,000 in 2009 and $163,000 in 2010 and $19,000 thereafter.  The effect on results of operations of future option grants will depend on the level of those grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so the future impact to the results of operations cannot currently be predicted. Upon adoption, there will be no significant effect on the Company’s financial position, as total equity will not change.

Income Taxes – Income tax expense represents the total of the current year income tax due or refundable and the change in the deferred tax assets and liabilities.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Retirement Plans – 401(k) plan expense is recorded as a component of salaries and employee benefits and represents the amount of Company matching contributions.

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

Derivatives – Republic only utilizes derivative instruments as described in Footnote 5 “Mortgage Banking Activities” in this section of the document.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are any such matters that will have a material effect on the financial statements.  See additional discussion under Item 3. “Legal Proceedings.”

Earnings Per Share – Earnings per share is based on net income (in the case of Class B Common Stock, less the dividend preference on Class A Common Stock), divided by the weighted average number of shares outstanding during the period.  For purposes of all earnings per share calculations, unallocated ESOP shares are not considered issued and outstanding until earned.  All share and per share data has been restated to reflect the five percent (5%) stock dividend that was declared in January 2006.

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity, net of tax.

Equity – Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock.  Stock dividends for 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital.  Fractional share amounts are paid in cash with a reduction in retained earnings.

Dividend Restrictions – Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.  These restrictions pose no practical limit on the ability of the bank or holding company to pay dividends at historical levels.  See Footnote 13 “Stockholders’ Equity” of this section of the document for additional discussion.

Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions. See Footnote 18 “Fair Value of Financial Instruments” of this section of the document for additional discussion.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Segment Information – Segments represent parts of the Company evaluated by management with separate financial information.  Republic’s internal information is primarily reported and evaluated in four lines of business – banking, Tax Refund Solutions, mortgage banking and deferred deposits.  See Footnote 20 “Segment Information” of this section of the document for additional discussion.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform with the current year presentation.

New Accounting Pronouncements – There are no new accounting pronouncements other than SFAS 123R discussed above under the section titled “Stock Option Plans” that will have a material impact on Republic’s consolidated financial statements.

2.              RESTRICTIONS ON CASH AND CASH EQUIVALENTS

Republic is required by the Federal Reserve Bank to maintain average reserve balances.  Cash and due from banks in the consolidated balance sheet includes $2.4 million and $1.4 million of reserve balances at December 31, 2005 and 2004.  The Company does not earn interest on these cash balances.

3.              SECURITIES

Securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2005 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$333,348	$13	$(3,067)	$330,294
Mortgage backed securities, including CMOs	119,300	130	(1,859)	117,571

Total securities available for sale	$452,648	$143	$(4,926)	$447,865

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2004 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$292,925	$29	$(1,257)	$291,697
Mortgage backed securities, including CMOs	161,179	755	(271)	161,663

Total securities available for sale	$454,104	$784	$(1,528)	$453,360

Securities to be held to maturity:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
December 31, 2005 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$12,110	$—	$(131)	$11,979
Mortgage backed securities, including CMOs	52,188	525	(290)	52,423

Total securities to be held to maturity	$64,298	$525	$(421)	$64,402

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
December 31, 2004 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$20,112	$—	$(55)	$20,057
Mortgage backed securities, including CMOs	78,121	131	(180)	78,072

Total securities to be held to maturity	$98,233	$131	$(235)	$98,129

The amortized cost and fair value of securities, by contractual maturity are as follows:

	Securities		Securities to be
	available for sale		held to maturity
	Amortized		Amortized
December 31, 2005 (in thousands)	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$172,807	$172,129	$5,000	$4,967
Due after one year through five years	160,541	158,165	7,110	7,012
Mortgage backed securities, including CMOs	119,300	117,571	52,188	52,423
Total	$452,648	$447,865	$64,298	$64,402

There were no sales of securities available for sale during 2005, 2004 or 2003.

Securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2005	2004

Amortized cost	$400,986	$454,483
Fair value	397,255	453,677

At December 31, 2005 and 2004, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
December 31, 2005 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government Agencies	$168,490	$(600)	$167,119	$(2,598)	$335,609	$(3,198)
Mortgage backed securities, including CMOs	27,492	(302)	65,846	(1,847)	93,338	(2,149)

Total temporarily impaired	$195,982	$(902)	$232,965	$(4,445)	$428,947	$(5,347)

	Less than 12 months		12 months or more		Total
December 31, 2004 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government Agencies	$285,306	$(1,312)	$—	$—	$285,306	$(1,312)
Mortgage backed securities, including CMOs	65,664	(294)	12,867	(157)	78,531	(451)

Total temporarily impaired	$350,970	$(1,606)	$12,867	$(157)	$363,837	$(1,763)

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

4.      LOANS

December 31, (in thousands)	2005	2004

Residential real estate	$1,056,175	$851,736
Commercial real estate	565,970	495,827
Real estate construction	84,850	70,220
Commercial	46,562	36,807
Consumer	35,529	32,366
Deferred deposits (“Payday loans”)	5,779	35,631
Home equity	265,895	267,231
Total loans	2,060,760	1,789,818
Less:
Unearned interest income and unamortized loan fees	104	719
Allowance for loan losses	11,009	13,554

Loans, net	$2,049,647	$1,775,545

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the FHLB:

December 31, (in thousands)	2005	2004

First lien, single family residential	$938,000	$759,000
Multi-family, commercial real estate	56,000	55,000
Home equity lines of credit	169,000	171,000

An analysis of the Allowance for loan losses follows:

December 31, (in thousands)	2005	2004	2003

Balance, beginning of year	$13,554	$13,959	$10,148
Provision for loan losses	(562)	1,748	6,574
Charge offs – Banking and Deferred Deposits	(1,694)	(1,688)	(3,227)
Charge offs – Tax Refund Solutions	(2,213)	(3,404)	(2,300)
Recoveries – Banking and Deferred Deposits	667	917	2,314
Recoveries – Tax Refund Solutions	1,257	2,022	450

Balance, end of year	$11,009	$13,554	$13,959

Information regarding Republic’s impaired and non performing loans is as follows:

As of and for the years ended December 31, (in thousands)	2005	2004	2003

Loans with no allocated allowance for loan losses	$—	$—	$—
Loans with allocated allowance for loan losses	1,856	2,687	6,176

Total	$1,856	$2,687	$6,176

Amount of the allowance for loan losses allocated	$488	$1,065	$1,484
Average investment in impaired loans	2,449	4,257	3,604
Interest income recognized during impairment	—	—	—
Interest income recognized on a cash basis on impaired loans	—	—	—

No additional funds are committed to be advanced in connection with the above impaired loans.

Detail of Non performing loans is as follows:

As of and for the years ended December 31, (in thousands)	2005	2004	2003

Loans past due 90 days and still on accrual	$295	$371	$473
Non-accrual loans	5,725	5,763	12,466
Total non performing loans	$6,020	$6,134	$12,939

Non performing loans include impaired loans and smaller balance homogeneous loans as defined in Footnote 1 “Summary of Significant Accounting Policies.”

Loans made to executive officers and directors of Republic and their related interests in the ordinary course of business, subject to substantially the same credit policies as other loans and current in their terms, are as follows:

	Balance,	Change in			Balance,
	Beginning	Related Party	New		End
December 31, 2005 (in thousands)	of Period	Status	Loans	Repayments	of Period

	$15,281	$300	$11,365	$(5,642)	$21,304

5.     MORTGAGE BANKING ACTIVITIES

Activity in the Loans held for sale account was as follows:

December 31, (in thousands)	2005	2004

Beginning balance	$16,485	$13,732
Origination of mortgage loans held for sale	232,903	254,421
Proceeds from the sale of mortgage loans held for sale	(245,071)	(254,529)
Net gain on sale of mortgage loans held for sale	2,265	2,861
Less: Allowance to adjust to lower of cost or market	—	—
Ending balance	$6,582	$16,485

Mortgage loans serviced for others are not reported as assets.   Republic serviced loans for others (primarily FHLMC) totaling $926 million and $843 million at December 31, 2005 and 2004.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Custodial escrow account balances maintained in connection with serviced loans were $12 million and $11 million at December 31, 2005 and 2004.

Mortgage banking activities primarily include residential and commercial mortgage originations and servicing. The following table presents the components of mortgage banking income:

December 31, (in thousands)	2005	2004	2003

Net gain on sale of mortgage loans held for sale	$2,265	$2,861	$12,718
Net loan servicing income, net of amortization	486	287	(1,614)
Mortgage banking income	$2,751	$3,148	$11,104

Net loan servicing income, net of amortization reflected in the above includes amortization of servicing rights (see below) and loan servicing income of $2,174,000, $1,965,000 and  $1,293,000 for the years ended 2005, 2004 and 2003.

Activity for capitalized mortgage servicing rights is as follows:

December 31, (in thousands)	2005	2004	2003

Balance, beginning of year	$5,321	$4,823	$2,882
Additions	2,736	2,176	4,848
Amortized to expense	(1,687)	(1,678)	(2,907)

Balance, end of year	$6,370	$5,321	$4,823

Valuation allowance	$—	$—	$—

The fair value of capitalized mortgage servicing rights was $8.9 million and $8.8 million at December 31, 2005 and 2004.  The fair value for year end 2005 and 2004 was calculated using a discount rate of 10%, prepayment speeds ranging from 128% to 486%, depending on the stratification of the specific MSR, and a weighted average default rate of 1.5%.

The weighted average estimated remaining life of the MSR portfolio is 4.8 years.  Estimated amortization expense for each of the next five years is as follows; however, actual amortization expense will be impacted by serviced loan payoffs that occur during each year.

Year	(in thousands)

2006	$1,248
2007	1,212
2008	1,193
2009	1,170
2010	825

Mortgage Banking Derivatives – Mandatory forward sales contracts and rate lock loan commitments are used in the ordinary course of business and are considered derivatives. Forward contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and loans held for sale. Rate lock commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. The approximate notional amounts and realized gain / (loss) are as follows:

December 31, (in thousands)	2005	2004

Forward contracts:
Notional amount	$13,000	$21,400
Realized loss	(68)	(85)

Rate lock commitments:
Notional amount	11,699	14,942
Realized gain / (loss)	20	(4)

Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event the parties to all delivery commitments are unable to fulfill their obligations, the Company would not incur any significant additional cost by replacing the positions at current market rates. The Company minimizes its risk of exposure by limiting the counterparties to those major banks and financial institutions that meet established credit and capital guidelines. Management does not expect any counterparty to default on their obligations and therefore, does not expect to incur any cost related to counterparty default.

The Company is exposed to interest rate risk on loans held for sale and rate lock commitments.  As market interest rates increase or decrease, the fair value of loans held for sale and rate lock commitments will decline or increase. To offset this interest rate risk, the Company enters into derivatives such as forward contracts to sell loans. The fair value of these forward contracts will change as market interest rates change, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate lock commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including market interest rate volatility, the amount of rate lock commitments that close, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.

6.              PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2005	2004

Land	$2,834	$2,834
Office buildings and improvements	21,102	21,418
Furniture, fixtures and equipment	41,282	38,601
Leasehold improvements	4,272	3,225
Construction in progress	222	30

Total premises and equipment	69,712	66,108
Less: Accumulated depreciation and amortization	37,926	32,265

Premises and equipment, net	$31,786	$33,843

Depreciation expense related to premises and equipment was $5.7 million in 2005, $6.3 million in 2004 and $5.4 million in 2003.

7.     DEPOSITS

Time deposits of $100,000 or more were $169 million and $149 million at December 31, 2005 and 2004.

At December 31, 2005, the scheduled maturities of all time deposits were as follows:

Year	(in thousands)

2006	$342,050
2007	174,337
2008	53,760
2009	60,246
2010	13,496
Thereafter	9,645

Total	$653,534

8.              SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

These liabilities consist of short-term excess funds from correspondent banks, repurchase agreements and overnight liabilities to deposit customers arising from Republic’s cash management program.  While effectively deposit equivalents, the overnight liabilities to customers are in the form of repurchase agreements, or liabilities secured by FHLB letters of credit, or private insurance policies purchased by Republic.  Repurchase agreements collateralized by securities are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities.  All securities underlying the agreements are under Republic’s control.

Information concerning Securities Sold Under Agreements to Repurchase and liabilities secured by insurance policies at December 31, 2005 and 2004 are as follows:

December 31, (dollars in thousands)	2005	2004

Average outstanding balance during the year	$359,327	$313,158
Average interest rate during the year	2.76%	1.34%
Maximum month end balance during the year	$384,147	$364,828

At December 31, 2005, all of the Securities Sold Under Agreements to Repurchase had overnight maturities with the exception of $20 million that had maturities ranging from 146 days to 1,307 days.

9.              FHLB BORROWINGS

At year-end, borrowings from the FHLB were as follows:

December 31, (in thousands)	2005	2004

FHLB convertible fixed rate advances from 4.40% to 5.22%, with a weighted average interest rate of 4.85% at December 31, 2005 due through 2011(1)	$90,000	$115,000

FHLB fixed rate advances from 2.00% to 5.94%, with a weighted average interest rate of 3.97% at December 31, 2005, due through 2035	471,133	381,387
	$561,133	$496,387

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

FHLB advances are collateralized by a blanket pledge of eligible real estate loans.  At December 31, 2005, Republic had available collateral to borrow an additional $152 million from the FHLB.  Republic also has unsecured lines of credit totaling $175 million available through various financial institutions.

Aggregate future principal payments on FHLB borrowings, based on contractual maturity dates as of December 31, 2005 are as follows:

Year	(in thousands)

2006	$217,136
2007	60,000
2008	88,500
2009	82,000
2010	42,370
Thereafter	71,127

Total	$561,133

10.  SUBORDINATED NOTE

In August, 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., issued $40 million in Trust Preferred Securities (“TPS”). The TPS pay a fixed interest rate for 10 years and adjust with LIBOR thereafter.  Currently treated as Tier 1 capital for regulatory purposes, the TPS mature on September 30, 2035 and are redeemable at the Company’s option after ten years. The sole asset of RBCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the TPS. The subordinated debentures and the related interest expense, currently payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements. The proceeds obtained from the TPS offering will be used to fund loan growth, support an existing stock repurchase program and for other general business purposes.

In March 2004, the Company executed an intragroup trust preferred transaction, with the purpose of providing Republic Bank & Trust Company access to additional capital markets, if needed, in the future.  On a consolidated basis, this transaction has had no impact to the capital levels and ratios of the Company.  The subordinated debentures held by Republic Bank & Trust Company, as a result of this transaction, however, are treated as Tier 2 capital based on requirements administered by the Bank’s federal banking agency.  If Republic Bank & Trust Company’s Tier I capital ratios should not meet the minimum requirement to be well capitalized, the Company could immediately modify the transaction in order to maintain its well capitalized status.

11.       INCOME TAXES

Allocation of federal income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2005	2004	2003

Current – Federal	$17,577	$15,223	$13,818
Current – State	232	343	124
Deferred – Federal	274	1,525	1,629
Deferred – State	15	(110)	(9)

Total	$18,098	$16,981	$15,562

The provision for income taxes differs from the amount computed at the statutory rate as follows:

Years Ended December 31, (in thousands)	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	0.3	0.5	0.2
General business tax credits	(1.4)	(0.6)	(0.5)
Other, net	0.1	(0.6)	0.9

Effective tax rate	34.0%	34.3%	35.6%

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

December 31, (in thousands)	2005	2004

Deferred tax assets:
Allowance for loan losses	$3,087	$3,956
Unrealized securities losses	1,674	261
Accrued expenses	1,141	752

Total deferred tax assets	5,902	4,969

Deferred tax liabilities:
Depreciation	(570)	(1,607)
Federal Home Loan Bank dividends	(3,398)	(3,049)
Loan fees	(744)	(681)
Mortgage servicing rights	(2,250)	(1,883)
Other	(213)	(146)

Total deferred tax liabilities	(7,175)	(7,366)

Net deferred tax liability	$(1,273)	$(2,397)

12.       EARNINGS PER SHARE

Class A and Class B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock results solely from the 10% per share dividend premium paid on Class A Common Stock over that paid on Class B Common Stock as discussed in Footnote 13 “Stockholders’ Equity” of this section of the document.

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2005	2004	2003

Net Income, basic and diluted	$35,065	$32,501	$28,203

Weighted average shares outstanding	19,731	19,775	19,609
Effect of dilutive securities	812	817	427

Weighted average shares outstanding including dilutive securities	20,543	20,592	20,036

Basic Earnings Per Share:
Class A Common Share	$1.78	$1.65	$1.44
Class B Common Share	1.75	1.62	1.40

Diluted Earnings Per Share:
Class A Common Share	1.71	1.58	1.41
Class B Common Share	1.68	1.56	1.37

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

Years Ended December 31,	2005	2004	2003

Stock Options	49,928	—	23,153

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

Dividend Restrictions – The Company’s principal source of funds for dividend payments is dividends received from the Bank. Kentucky and Indiana banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2005, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana could, without prior approval, declare dividends of approximately $47 million and $1 million, respectively.  The Company does not intend to pay dividends from Republic Bank & Trust Company of Indiana in the foreseeable future.

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

Quantitative measures established by regulation to ensure capital adequacy require the Parent Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  As of December 31, 2005, the Parent Company and the Bank met all capital adequacy requirements.

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

See Footnote 10 “Subordinated Note” in this section of the document for additional discussion regarding capital and Trust Preferred Securities.

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$267,054	15.03%	$142,179	8%	N/A	N/A
Republic Bank & Trust Co.	220,730	12.78	138,142	8	$172,678	10%
Republic Bank & Trust Company of Indiana	11,488	22.76	4,037	8	5,047	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	256,046	14.41	71,090	4%	N/A	N/A
Republic Bank & Trust Co.	186,905	10.82	69,071	4	103,607	6
Republic Bank & Trust Company of Indiana	10,855	21.51	2,019	4	3,028	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	256,046	9.47	108,197	4%	N/A	N/A
Republic Bank & Trust Co.	186,905	7.12	105,034	4	131,292	5
Republic Bank & Trust Company of Indiana	10,855	13.62	3,188	4	3,985	5

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$209,575	13.03%	$128,719	8%	N/A	N/A
Republic Bank & Trust Co.	198,146	12.61	125,709	8	$157,136	10%
Republic Bank & Trust Company of Indiana	6,193	16.46	3,010	8	3,763	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	196,021	12.18	64,360	4%	N/A	N/A
Republic Bank & Trust Co.	161,579	10.28	62,854	4	94,282	6
Republic Bank & Trust Company of Indiana	5,756	15.30	1,505	4	2,258	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	196,021	8.03	97,589	4%	N/A	N/A
Republic Bank & Trust Co.	161,579	6.78	95,348	4	119,185	5
Republic Bank & Trust Company of Indiana	5,756	10.53	2,187	4	2,734	5

14.       STOCK OPTION PLAN

Under the stock option plan, certain key employees are granted options to purchase shares of Republic’s Common Stock at fair value at the date of the grant. Options granted generally become fully exercisable at the end of five to six years of continued employment and must be exercised within one year from the date they become exercisable. There were no Class B stock options outstanding at December 31, 2005, 2004 and 2003.

A summary of Republic’s stock option activity for Class A shares and related information for the years ended December 31, follows:

	2005		2004		2003
	Options Class A Shares	Weighted Average Exercise Price	Options Class A Shares	Weighted Average Exercise Price	Options Class A Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,761,109	$11.30	1,541,231	$8.83	1,781,400	$8.31

Granted	43,050	21.55	571,078	16.70	107,071	11.45

Exercised	(73,215)	8.47	(166,671)	9.65	(272,293)	6.52

Forfeited	(44,222)	14.20	(184,529)	9.00	(74,947)	8.65

Outstanding at year end	1,686,722	11.60	1,761,109	11.30	1,541,231	8.83

Exercisable (vested) at end of year	33,281	6.93	39,066	11.23	109,662	9.15

Options outstanding at December 31, 2005 were as follows:

		Weighted		Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average		Average
Outstanding Class A Options	Outstanding	Life	Price	Number	Price

Range of Exercise Prices

$5.08 – $6.00	180,282	1.33	$5.59	21,705	$5.26
$6.01 – $9.50	791,168	2.71	9.07	—	—
$9.51 – $11.30	109,967	3.05	10.26	11,576	10.07
$11.31 – $23.96	605,305	4.89	16.94	—	—

Total Outstanding	1,686,722	3.37	11.60	33,281	6.93

Employees and officers had loans outstanding of $709,000 and $731,000 at December 31, 2005 and 2004 that were originated to fund stock option exercises. Shares from exercises funded by loans from Company are not included as outstanding shares for financial reporting purposes.

15.       BENEFIT PLANS

Republic maintains a 401(k) plan for full time employees who have been employed for 1,000 hours in a plan year and have reached the age of 21. Participants in the plan have the option to contribute from 1% to 25% of their annual compensation. Republic matches 50% of participant contributions up to 5% of each participant’s annual compensation. Republic’s contribution may increase if the Company achieves certain operating goals. Republic’s matching contributions were $812,000, $743,000, and $750,000 for the years ended December 31, 2005, 2004 and 2003.

In November 2004, the Company’s Board of Directors approved a Non Qualified Deferred Compensation Plan (the “Plan”). The Plan governs the deferral of external Board of Director’s board and committee fees. Members of the Board of Directors may defer up to 100% of their board and committee fees for a specified period ranging from two to five years. The value of the deferred compensation account is deemed “invested” in Company stock. The Company will fund the quarterly purchase of Republic’s stock from the Company stock option plan. The Plan has not and will not materially impact the Company, as Director compensation expense will continue to be recorded when incurred. The expense recorded for deferred compensation totaled $120,000 in 2005.

On January 29, 1999, Republic formed an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees. The ESOP borrowed $3.9 million from the Parent Company and directly and indirectly purchased 330,750 shares of Class A Common Stock from Republic’s largest beneficial owner at a market value price of $11.15 per share. The purchase price, determined by an independent pricing committee, was the average closing price for the thirty trading days immediately prior to the transaction. Shares in the ESOP are allocated to eligible employees based on principal payments over the term of the loan, which is ten years. Participants become fully vested in allocated shares after five years of credited service and may receive their distributions in the form of cash or stock. At December 31, 2005, approximately 131,250 unallocated shares had a fair value of $2.7 million.

Years Ended December 31, (in thousands)	2005	2004	2003

Unearned shares allocated to participants in the plan	38,148	35,077	32,975
Compensation expense	$809,000	$680,000	$447,000

The Company maintains a death benefit for the Chairman of the Company equal to three times the average compensation paid for the two years proceeding death. Upon a change in control, defined as a sale or assignment of more than 55% of the outstanding stock of the Company, the death benefit is canceled.

16.  LEASES, TRANSACTIONS WITH AFFILIATES AND RELATED PARTY TRANSACTIONS

Republic leases office facilities under operating leases from Republic’s Chairman and from partnerships in which Republic’s Chairman, Chief Executive Officer and Vice Chairman are partners. Rent expense for the years ended December 31, 2005, 2004 and 2003 under these leases was $1,997,000, $1,888,000 and $1,876,000. Total rent expense on all operating leases was $3,324,000, $3,113,000 and $2,698,000 for the years ended December 31, 2005, 2004 and 2003. Total minimum lease commitments under non cancelable operating leases are as follows:

(in thousands)	Affiliate	Other	Total

2006	$2,039	$1,411	$3,450
2007	1,331	1,424	2,755
2008	1,057	1,354	2,411
2009	629	1,228	1,857
2010	304	1,010	1,314
Thereafter	—	10,622	10,622

Total	$5,360	$17,049	$22,409

A director of Republic Bancorp, Inc. is the President and Chief Executive Officer of a company that leases space to Republic. Fees paid by Republic totaled $13,000, $14,000 and $46,000 for the years ended December 31, 2005, 2004 and 2003.

A director of Republic Bancorp, Inc. is the President of an insurance agency that is agent of record for the Company’s workers compensation insurance. Commissions paid to the director totaled $38,000, $31,000 and $7,000 in 2005, 2004 and 2003.

Deposits from executive officers, directors, and their affiliates totaled $9 million and $6.7 million at December 31, 2005 and 2004.

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

As of December 31, 2005, exclusive of mortgage banking loan commitments discussed in Footnote 1 “Summary of Significant Accounting Policies” of this document, Republic had outstanding loan commitments totaling $475 million, which included unfunded home equity lines of credit totaling $269 million. At December 31, 2004, Republic had outstanding loan commitments totaling $382 million, which included unfunded home equity lines of credit totaling $227 million. These commitments generally have variable rates.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $10 million and $24 million at December 31, 2005 and 2004.

At December 31, 2005 and 2004, Republic had $88 million in letters of credit from the FHLB issued on behalf of the Bank’s clients. Approximately $28 million of these letters of credit were used as credit enhancements for client bond offerings. The remaining $60 million letter of credit was used to collateralize a public funds deposit, which the Company classifies in short-term borrowings. These letters of credit reduce Republic’s available borrowing line at the FHLB by the above total amount. Republic uses a blanket pledge of eligible real estate loans to secure the letters of credit.

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

	2005		2004
December 31, (in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$77,169	$77,169	$77,850	$77,850
Securities available for sale	447,865	447,865	453,360	453,360
Securities to be held to maturity	64,298	64,402	98,233	98,129
Mortgage loans held for sale	6,582	6,700	16,485	16,552
Loans, net	2,049,647	2,040,380	1,775,545	1,793,069
Federal Home Loan Bank stock	21,595	21,595	20,321	20,321
Accrued interest receivable	11,379	11,379	8,846	8,846

Liabilities:
Deposits:
Non interest-bearing accounts	$286,484	$286,484	$261,993	$261,993
Transaction accounts	662,547	662,547	646,595	646,595
Time deposits	653,534	646,317	509,342	509,896
Securities sold under agreements to repurchase and other short-term borrowings	292,259	292,259	364,828	364,828
Subordinated note	41,240	40,327	—	—
Federal Home Loan Bank borrowings	561,133	554,477	496,387	500,882
Accrued interest payable	5,222	5,222	3,774	3,774

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

Mortgage Loans Held for Sale – Estimated fair value is based on the market value of the loan including the amount of fees deferred in accordance with SFAS 91.

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

Subordinated Note – Rates currently available to the Company with similar terms and remaining maturities are used to establish fair value of existing debt.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

19.       PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2005	2004
Assets:
Cash and cash equivalents	$34,603	$4,605
Due from subsidiaries	1,468	1,894
Investment in subsidiaries	220,084	190,869
Other assets	1,800	2,956

Total assets	$257,955	$200,324

Liabilities and Stockholders’ Equity:
Subordinated note	$41,240	$—
Other liabilities	3,141	4,255
Stockholders’ equity	213,574	196,069

Total liabilities and stockholders’ equity	$257,955	$200,324

STATEMENTS OF INCOME

Years Ended December 31, (in thousands)	2005	2004	2003

Income and expenses:
Dividends from subsidiary	$10,788	$28,831	$9,100
Interest income	584	159	187
Other income	40	48	1
Less:
Interest expense	960	—	—
Other expenses	440	358	162

Income before income taxes	10,012	28,680	9,126

Income tax benefit/(expense)	367	315	(35)

Income before equity in undistributed net income of subsidiaries	10,379	28,995	9,091
Equity in undistributed net income of subsidiaries	24,686	3,506	19,112

Net income	$35,065	$32,501	$28,203

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2005	2004	2003

Operating activities:
Net income	$35,065	$32,501	$28,203
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(24,686)	(3,506)	(19,112)
Change in due from subsidiary	426	685	1,088
Change in other assets	1,213	(2,509)	(11)
Change in other liabilities	(1,338)	1,583	(545)
Net cash provided by operating activities	10,680	28,754	9,623

Investing activities:
Dividends on unallocated ESOP shares	(44)	(52)	(102)
Investment in Republic Bank & Trust Co. of Indiana	(5,000)	—	—
Investment in unconsolidated subsidiary	(1,240)	—	—
Purchase of common stock of Republic Invest Co.	—	(23,500)	—
Purchase of premises	—	—	(400)
Net cash used in investing activities	(6,284)	(23,552)	(502)

Financing activities:
Common Stock repurchases	(9,820)	(383)	(379)
Net proceeds from Common Stock options exercised	202	794	985
Cash dividends paid	(6,020)	(4,968)	(8,305)
Net proceeds from subordinated note	41,240	—	—
Net cash provided by (used in) financing activities	25,602	(4,557)	(7,699)

Net increase in cash and cash equivalents	29,998	645	1,422

Cash and cash equivalents at beginning of year	4,605	3,960	2,538

Cash and cash equivalents at end of year	$34,603	$4,605	$3,960

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

Segment information for the years ended December 31, is as follows:

	2005
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$74,738	$8,807	$437	$8,697	$92,679
Provision for loan losses	(616)	956	—	(902)	(562)
Electronic Refund Check fees	—	6,083	—	—	6,083
Mortgage banking income	—	—	2,751	—	2,751
Other revenue	22,525	99	(986)	31	21,669
Income tax expense	12,247	2,855	422	2,574	18,098
Net income	23,730	5,531	817	4,987	35,065
Segment assets	2,720,620	1,770	6,617	6,549	2,735,556

	2004
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$69,091	$8,352	$444	$12,165	$90,052
Provision for loan losses	(36)	1,382	—	402	1,748
Electronic Refund Check Fees	—	5,268	—	—	5,268
Mortgage banking income	—	—	3,148	—	3,148
Other revenue	19,810	14	(1,085)	39	18,778
Income tax expense	10,025	2,824	699	3,433	16,981
Net income	19,187	5,406	1,337	6,571	32,501
Segment assets	2,430,797	2,012	16,496	49,617	2,498,922

	2003
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Deferred Deposits	Consolidated Totals

Net interest income	$66,864	$6,742	$1,353	$7,306	$82,265
Provision for loan losses	4,245	1,850	—	479	6,574
Electronic refund check fees	—	3,981	—	—	3,981
Mortgage banking income	—	—	11,104	—	11,104
Other revenue	19,461	35	(3,648)	—	15,848
Income tax expense	8,718	1,930	2,795	2,119	15,562
Net income	15,801	3,499	5,066	3,837	28,203
Segment assets	2,063,676	1,829	13,757	48,814	2,128,076

21.       REGULATORY MATTERS

On July 22, 2005 Republic Bank & Trust Company received its most recent Community Reinvestment Act (“CRA”) performance evaluation prepared as of October 4, 2004. The FDIC concluded that Republic Bank & Trust Company violated Regulation B related to its RAL line of business and assigned a “Needs to Improve” rating. Republic Bank & Trust Company voluntarily changed certain procedures and processes to address the Regulation B issues raised by the FDIC during the CRA Evaluation. As required by statute, the FDIC referred their conclusions regarding the Regulation B violations to the Department of Justice (“DOJ”). Also by statute, a financial holding company, such as the Company, that controls a Bank with a “less than satisfactory” CRA rating, has limitations on certain future business activities until the CRA rating improves. Management does not believe these limitations will have any material effect on the Company’s current business plans. At this time, there has been no corrective action imposed by the FDIC or the DOJ.

22. SUBSEQUENT EVENT

By letter to Republic Bank & Trust Company dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and asked Republic Bank & Trust Company to consider terminating this line of business. Consequently, on February 24, 2006, Republic Bank & Trust Company and ACE amended the agreement regarding Republic Bank & Trust Company’s payday loan activities in Texas, Pennsylvania and Arkansas. With respect to Texas, Republic Bank & Trust Company ceased offering payday loans the week of February 27, 2006. With respect to Arkansas and Pennsylvania, Republic Bank & Trust Company will cease offering payday loans on June 30, 2006. During the fourth quarter of 2005, the Company recorded after-tax net income of approximately $299,000 through its marketing/servicing agreement with ACE. For the year ended December 31, 2005 the Company recorded after-tax net income of $1.7 million through its marketing/servicing agreement with ACE.

By letter to Republic Bank & Trust Company of Indiana dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and asked Republic Bank & Trust Company of Indiana to consider terminating this line of business. Republic Bank & Trust Company of Indiana voluntarily elected to terminate its Internet payday loan program the week of February 20, 2006. The Internet payday loan program began operating in July 2005 and remained in a developmental stage until its termination date. During the fourth quarter of 2005, the Company recorded an after-tax loss of $517,000 from its Internet payday loan program. For the year ended December 31, 2005, the Company recorded an after-tax loss of $639,000 from its Internet payday loan program.

23. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2005 and 2004.

(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

2005:
Interest income	$38,555	$36,933	$36,722	$43,409
Net interest income	20,269	20,747	22,076	29,587
Provision for loan losses	406	(2,585)	(203)	1,820
Net interest income after provision for loan losses	19,863	23,332	22,279	27,767
Income before income tax expense	8,684	12,187	11,956	20,336
Net income	5,753	8,050	7,944	13,318
Basic earnings per share:
Class A Common Stock	0.30	0.41	0.40	0.67
Class B Common Stock	0.29	0.40	0.39	0.67
Diluted earnings per share:
Class A Common Stock	0.29	0.39	0.39	0.64
Class B Common Stock	0.28	0.39	0.38	0.64

(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

2004:
Interest income	$33,628	$31,161	$29,767	$37,810
Net interest income	21,498	20,590	20,191	27,773
Provision for loan losses	273	(127)	(447)	2,049
Net interest income after provision for loan losses	21,225	20,717	20,638	25,724
Income before income tax expense	10,042	10,614	11,947	16,879
Net income	6,613	6,982	7,851	11,055
Basic earnings per share:
Class A Common Stock	0.33	0.35	0.40	0.56
Class B Common Stock	0.33	0.35	0.39	0.56
Diluted earnings per share:
Class A Common Stock	0.32	0.34	0.38	0.54
Class B Common Stock	0.31	0.33	0.38	0.54

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting, the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Financial Statements, thereon are set forth under Item 8. “Financial Statements and Supplementary Data.”

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic Bancorp, Inc. for the 2005 Annual Meeting of Shareholders to be held April 25, 2006 (“Proxy Statement”), all of which is incorporated herein by reference.

Item 11. Executive Compensation.

Information under the sub-heading “Director Compensation” and under the headings “CERTAIN INFORMATION AS TO MANAGEMENT” and”COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2005. There were no equity compensation plans not approved by security holders at December 31, 2005.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants And Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
1995 Stock Option Plan	1,637,804	(1)	$11.30	0
2005 Stock Option Plan	48,918	(1)	$21.43	3,101,029

(1)                               Represents options issued for Class A Common Stock only. Options for Class B Common Stock have been authorized but are not issued.

Additional information required by this Item appears under the heading “SHARE OWNERSHIP” of the Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information required by this Item is under the headings “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and “CERTAIN OTHER RELATIONSHIPS AND RELATED TRANSACTIONS” of the Proxy Statement, all of which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item appears under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

The following are included under Item 8. “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated balance sheets – December 31, 2005 and 2004

Consolidated statements of income and comprehensive income – years ended December 31, 2005, 2004 and 2003

Consolidated statements of stockholders’ equity – years ended December 31, 2005, 2004 and 2003

Consolidated statements of cash flows – years ended December 31, 2005, 2004 and 2003

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

REPUBLIC BANCORP, INC.

March 16, 2006	By:	/s/ Steven E. Trager
Steven E. Trager
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the registrant and in the capacities indicated.

/s/ Bernard M. Trager	Chairman of the Board & Director	March 16, 2006
Bernard M. Trager

/s/ Steven E. Trager	President, Chief Executive	March 16, 2006
Steven E. Trager	Officer & Director

/s/ A. Scott Trager	Vice Chairman & Director	March 16, 2006
A. Scott Trager

/s/ Bill Petter	Vice Chairman, Chief Operating	March 16, 2006
Bill Petter	Officer & Director

/s/ Kevin Sipes	Chief Financial Officer and	March 16, 2006
Kevin Sipes	Chief Accounting Officer

/s/ Charles E. Anderson	Director	March 16, 2006
Charles E. Anderson

/s/ Henry M. Altman, Jr.	Director	March 16, 2006
Henry M. Altman, Jr.

/s/ Sandra Metts Snowden	Director	March 16, 2006
Sandra Metts Snowden

/s/ R. Wayne Stratton	Director	March 16, 2006
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 16, 2006
Susan Stout Tamme

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

3(ii)	Bylaws of Registrant, as amended (Incorporated by reference to Exhibit 3(ii) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

4.2

Agreement Pursuant to Item 601 (b)(4)(iii) of Regulation S-K (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K of Registrant for the year ended December 31, 1997 (Commission File Number: 33-77324))

10.1*

Officer Compensation Continuation Agreement with Steven E. Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.2*

Officer Compensation Continuation Agreement with A. Scott Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.3*

Officer Compensation Continuation Agreement with E. William Petter, Jr., dated January 12, 1995 (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.4*

Death Benefit Agreement with Bernard M. Trager dated September 10, 1996 (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File Number: 33-77324))

10.5*

Officer Compensation Continuation Agreement with Kevin Sipes, dated June 15, 2001 (Incorporated by reference to Exhibit 10.23 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File Number: 0-24649))

10.6*

Officer Compensation Continuation Agreement with David Vest, dated January 12, 1995 (Incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.7

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.8

Lease between Republic Bank & Trust Company and Teeco Properties, dated May 1, 2002, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File Number: 0-24649))

10.9

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 2005, relating to property at 601 West Market Street, Louisville, KY, amending and modifying previously filed exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Incorporated by reference to exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File Number: 0-24649))

10.10

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.11

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 2, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File Number: 0-24649))

10.12

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 31, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.13

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 1995, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.14

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 16, 1996, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.15

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 21, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.16

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 11, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.17

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2004, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File Number: 0-24649))

10.18

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.17 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.19

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.20

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2003, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.21

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 2005, as amended, relating to 661 South Hurstbourne Parkway, Louisville, KY, amending and modifying previously filed exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended

March 31, 1998 (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File Number: 0-24649))

10.22

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number:
0-24649))

10.23

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number:
0-24649))

10.24

Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.25	1995 Stock Option Plan (as amended to date) (Incorporated by reference to Registrant’s Form S-8 filed November 30, 2004 (Commission File Number: 333-120856))

10.26*

Form of Stock Option Agreement for Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2004 (Commission File Number: 0-24649))

10.27	2005 Stock Option Plan (Incorporated by reference to Form 8-K filed March 18, 2005 (Commission File Number: 0-24649))

10.28*

Republic Bancorp, Inc. Non-Employee Director and Key Employee Deferred Compensation Plan and Republic Bank & Trust Company Non-Employee Director and Key Employee Deferred Compensation Plan (Incorporated by reference to Form S-8 filed November 30, 2004 (Commission File Number: 333-120857))

10.29*	Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation (Incorporated by reference to Form S-8 filed April 13, 2005 (Commission File Number: 333-120857))

10.30

Junior Subordinated Indenture, Amended and Restated Trust Agreement, and Guarantee Agreement (Incorporated by reference to Exhibit 10.26 of Registrant’s Form 8-K filed August 19, 2005 (Commission File Number: 0-24649))

10.31

Marketing and Servicing Agreement between Republic Bank & Trust Company and ACE Cash Express, Inc., dated October 21, 2003, as amended (Incorporated by reference to Exhibit 10.28 of Registrant’s Form 10-K for the year ended December 31, 2004 (Commission File Number: 0-24649))

10.32	Marketing and Servicing Agreement, as amended between Republic Bank & Trust Company and ACE Cash Express, Inc.

10.33	Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 1, 2005, as amended, relating to 9600 Brownsboro Road.

10.34*	Steven E. Trager Officer Compensation Continuation Agreement

10.35*	A. Scott Trager Officer Compensation Continuation Agreement

10.36*	Bill Petter Officer Compensation Continuation Agreement

10.37*	David Vest Officer Compensation Continuation Agreement

10.38*	Kevin Sipes Officer Compensation Continuation Agreement

21	Subsidiaries of Republic Bancorp, Inc.

23	Consent of Crowe Chizek and Company LLC

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2003.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

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