Form 10-Q
period 2006-03-31
REPUBLIC BANCORP INC /KY/
filed 2006-05-09
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006
or

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]  Yes  [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [X]	Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [_]  Yes [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,266,998 shares of Class A Common Stock, no par value and 2,246,654 shares of Class B Common Stock, no par value were outstanding at April 30, 2006, the latest practicable date. All share and per share data has been restated to reflect the five percent (5%) stock dividend declared in January 2006.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 6.	Exhibits.

EX-31.1	Section 302 Certification of Principal Executive Officer
EX-31.2	Section 302 Certification of Principal Financial Officer
EX-32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350
EX-32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REPUBLIC BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS:

Cash and cash equivalents	$74,952	$77,169
Securities available for sale	398,764	447,865
Securities to be held to maturity (fair value of $63,894
in 2006 and $64,402 in 2005)	63,847	64,298
Mortgage loans held for sale	6,756	6,582
Loans, net of allowance for loan losses of
$11,023 and $11,009 (2006 and 2005)	2,099,189	2,049,647
Federal Home Loan Bank stock, at cost	21,905	21,595
Premises and equipment, net	32,198	31,786
Other assets and accrued interest receivable	43,054	36,614

TOTALASSETS	$2,740,665	$2,735,556

LIABILITIES:

Deposits:
Non-interest-bearing	$300,142	$286,484
Interest-bearing	1,336,253	1,316,081

Total deposits	1,636,395	1,602,565

Securities sold under agreements to repurchase and other short-term borrowings	314,671	292,259
Federal Home Loan Bank borrowings	494,513	561,133
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	31,766	24,785

Total liabilities	2,518,585	2,521,982

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value	-	-
Class A Common Stock and Class B Common Stock, no par value	4,667	4,475
Additional paid in capital	95,964	77,295
Retained earnings	126,075	136,381
Unearned shares in Employee Stock Ownership Plan	(1,357)	(1,468)
Accumulated other comprehensive loss	(3,269)	(3,109)

Total stockholders’ equity	222,080	213,574

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,740,665	$2,735,556

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
INTEREST INCOME:
Loans, including fees	$37,859	$34,901
Securities	5,135	4,465
Federal Home Loan Bank stock and other	774	782

Total interest income	43,768	40,148

INTEREST EXPENSE:
Deposits	10,007	6,892
Securities sold under agreements to repurchase and
other short-term borrowings	3,268	2,127
Federal Home Loan Bank borrowings	5,109	4,634
Subordinated note	620	-

Total interest expense	19,004	13,653

NET INTEREST INCOME	24,764	26,495

Provision for loan losses	1,330	1,590

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	23,434	24,905

NON INTEREST INCOME:
Service charges on deposit accounts	4,113	3,262
Electronic refund check fees	3,428	4,995
Net gain on sale of refund anticipation loans	2,014	-
Mortgage banking income	455	626
Debit card interchange fee income	840	730
Title insurance commissions	292	350
Other	281	382

Total non-interest income	11,423	10,345

NON INTEREST EXPENSES:
Salaries and employee benefits	11,368	9,535
Occupancy and equipment, net	3,723	3,356
Communication and transportation	707	870
Marketing and development	580	531
Bankshares tax	556	430
Data processing	530	419
Debit card interchange fee expense	388	311
Supplies	348	241
Other	1,641	1,562

Total non-interest expenses	19,841	17,255

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (Continued)
(in thousands, except per share data)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX EXPENSE	15,016	17,995

INCOME TAX EXPENSE FROM
CONTINUING OPERATIONS	5,169	6,210

INCOME FROM CONTINUING OPERATIONS
BEFORE DISCONTINUED OPERATIONS	9,847	11,785

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
BEFORE INCOME TAX EXPENSE	(174)	2,341

INCOME TAX EXPENSE (BENEFIT) FROM DISCONTINUED
OPERATIONS	(60)	808

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(114)	1,533

NET INCOME	$9,733	$13,318

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Change in unrealized loss on securities available for sale	$(160)	$(2,337)
Less: Reclassification of realized amount	-	-

Net unrealized loss recognized in comprehensive income	(160)	(2,337)

COMPREHENSIVE INCOME	$9,573	$10,981

BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Class A Common Stock	$0.51	$0.59
Class B Common Stock	0.50	0.59

BASIC EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:
Class A Common Stock	$(0.01)	$0.08
Class B Common Stock	(0.01)	0.07

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.50	$0.67
Class B Common Stock	0.49	0.67

DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Class A Common Stock	$0.49	$0.57
Class B Common Stock	0.49	0.56

DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:
Class A Common Stock	$(0.01)	$0.07
Class B Common Stock	(0.01)	0.07

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.49	$0.64
Class B Common Stock	0.48	0.64

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share data)

	Common Stock					Unearned
						Shares in
						Employee	Accumulated
	Class A	Class B		Additional		Stock	Other	Total
	Shares	Shares		Paid In	Retained	Ownership	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	Loss	Equity

BALANCE, January 1, 2006	17,188	2,249	$4,475	$77,295	$136,381	$(1,468)	$(3,109)	$213,574
Net Income	-	-	-	-	9,733	-	-	9,733
Net change in accumulated other
comprehensive loss	-	-	-	-	-	-	(160)	(160)
Dividend declared Common Stock:
Class A ($0.084 per share)	-	-	-	-	(1,447)	-	-	(1,447)
Class B ($0.076 per share)	-	-	-	-	(171)	-	-	(171)
Stock options exercised, net of
shares redeemed	64	-	15	381	(308)	-	-	88
Repurchase of Class A Common Stock	-	-	-	-	-	-	-	-
Conversion of Class B Common Stock
to Class A Common Stock	2	(2)	-	-	-	-	-	-
Shares committed to be released under
the Employee Stock Ownership Plan	10	-	-	84	-	111	-	195
Stock dividend	-	-	177	17,936	(18,113)	-	-	-
Note receivable on common stock, net
of cash payments	-	-	-	9	-	-	-	9
Deferred compensation expense	-	-	-	43	-	-	-	43
Stock option expense	-	-	-	216	-	-	-	216

BALANCE, March 31, 2006	17,264	2,247	$4,667	$95,964	$126,075	$(1,357)	$(3,269)	$222,080

See accompanying notes to consolidated financial statements.

REPUBLIC BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (in thousands)

	2006	2005
OPERATING ACTIVITIES:
Net income	$9,733	$13,318
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization, net	1,035	1,177
Federal Home Loan Bank stock dividends	(310)	(215)
Provision for loan losses, including provision from discontinued operations	1,037	1,820
Net gain on sale of mortgage loans held for sale	(278)	(464)
Origination of mortgage loans held for sale	(26,454)	(44,650)
Proceeds from sale of mortgage loans held for sale	26,558	50,505
Stock option expense	216	-
Employee Stock Ownership Plan expense	195	213
Deferred compensation plan expense	43	33
Changes in other assets and liabilities:
Other assets and accrued interest receivable	(4,231)	(8,695)
Other liabilities and accrued interest payable	6,795	14,898

Net cash provided by operating activities	14,339	27,940

INVESTING ACTIVITIES:
Purchases of securities available for sale	(650,450)	(1,425,305)
Purchases of Federal Home Loan Bank stock	-	(2)
Proceeds from calls, maturities and paydowns of securities available for sale	700,112	1,437,813
Proceeds from calls, maturities and paydowns of securities to be held to maturity	444	19,162
Net increase in loans	(50,920)	(69,712)
Investment in new market tax credits	(2,000)	(8,992)
Purchases of premises and equipment, net	(1,843)	(580)

Net cash used in investing activities	(4,657)	(47,616)

FINANCING ACTIVITIES:
Net change in deposits	33,830	156,712
Net change in securities sold under agreements to repurchase and other short-term borrowings	22,412	6,087
Payments on Federal Home Loan Bank borrowings	(182,120)	(22,545)
Proceeds from Federal Home Loan Bank borrowings	115,500	194
Net proceeds from Common Stock options exercised	88	-
Cash dividends paid	(1,609)	(1,370)

Net cash (used in) financing activities	(11,899)	139,078

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,217)	119,402

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	77,169	77,850

CASH AND CASH EQUIVALENTS AT END OF YEAR	$74,952	$197,252

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$19,578	$13,373
Income taxes	34	111

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$350	$-

See accompanying footnotes to consolidated financial statements.

REPUBLIC BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – MARCH 31, 2006 AND 2005 (UNAUDITED) AND DECEMBER 31, 2005

1.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (together referred to as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust. Republic Invest Co. includes its subsidiary, Republic Capital LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: TRS RAL Funding LLC, Republic Financial Services, LLC and Republic Insurance Agency, LLC. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2005.

New Accounting Standards – In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156 “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” that changes the accounting for all servicing rights which are recorded as the result of purchasing a servicing right or selling a loan with servicing retained. SFAS No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value, where presently servicing rights are assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. This pronouncement is effective January 1, 2007, although earlier adoption is permitted during the first quarter of 2006. The Company currently plans to adopt this standard on January 1, 2007.

See Footnote 2 regarding the new accounting pronouncement related to stock options that impacted Republic’s consolidated financial statements during the period.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. All prior period share and per share data have been restated to reflect the five percent (5%) stock dividend that was declared in the first quarter of 2006.

In February 2006, the Company substantially exited the payday loan segment of business. This has been treated as a discontinued operation for financial reporting purposes in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and all applicable current period and prior period data has been restated to reflect operations absent of the payday loan segment of business.

2.      STOCK PLANS AND STOCK BASED COMPENSATION

At March 31, 2006, the Company had two stock option plans and a director deferred compensation plan. The stock option plans consist of the 1995 Stock Option Plan (“1995 Plan”) and the 2005 Stock Incentive Plan (“2005 Plan”). With regard to the 1995 Plan, no additional grants were made in 2006 and none are expected to be made in the future. The 2005 Plan permits the grant of stock options and restricted stock awards for up to 3,150,000 shares, of which 3,099,000 shares remain available for issue with 51,000 allocated at March 31, 2006. All shares issued under the above mentioned plans came from authorized and unissued shares.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” The Company elected to utilize the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result, the recognition of stock-based compensation expense was limited to the expense attributed to the director deferred compensation plan.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. For options with graded vesting, we value the stock option grants and recognize compensation expense as if each vesting portion of the award was a separate award. Under the modified prospective method, unvested awards, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

Under the stock option plans, certain key employees are granted options to purchase shares of Republic’s Common Stock at fair value at the date of the grant. All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. Options granted generally become fully exercisable at the end of five to six years of continued employment and must be exercised within one year from the date they become exercisable. There were no Class B stock options outstanding at March 31, 2006 and December 31, 2005.

The following table summarizes stock option activity:

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005

		Weighted		Weighted
	Options	Average	Options	Average
	Class A	Price	Class A	Price
	Shares	Per Share	Shares	Per Share

Outstanding at beginning of period	1,686,442	$11.60	1,760,805	$11.29

Granted	-	-	-	-

Exercised	(84,046)	5.73	(7,233)	11.23

Forfeited	(5,097)	12.35	(6,943)	9.03

Outstanding at year of period	1,597,299	11.91	1,746,629	11.30

The following table details stock options outstanding:

(dollars in thousands except per share data)	March 31, 2006

Stock options vested and currently exercisable:
Number	54,825
Weighted average exercise price	$6.86
Aggregate intrinsic value	$738
Weighted average remaining life (in years)	0.65
Total Options Outstanding:
Aggregate intrinsic value	$13,520
Weighted average remaining life (in years)	3.24

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the first quarter of 2006 and 2005 was $1.2 million and $97,000. The Company recorded $216,000 in stock option compensation expense during the three months ended March 31, 2006 to salaries and employee benefits. Since the stock options are incentive stock options and there were no disqualifying dispositions, no tax benefit related to this expense was recognized. There were no options granted or modified during the three month periods ended March 31, 2006 and 2005.

Non executive officer employees had loans outstanding of $699,000 and $709,000 at March 31, 2006 and December 31, 2005 that were originated to fund stock option exercises. To the extent of unpaid loan balance, shares from exercises funded by loans from Company are not included as outstanding shares for financial reporting purposes.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of Republic’s stock, and other factors. Expected dividends are based on dividend trends and the market price of Republic’s stock price at grant. Republic uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no grants during the three months ended March 31, 2006 and 2005.

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock option compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 3%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2006 and beyond is estimated as follows:

Year	(in thousands)

April 2006 – December 2006	$637
2007	685
2008	505
2009	383
2010	163
2011	19

Total	$2,392

In November 2004, the Company’s Board of Directors approved a Non Qualified Deferred Compensation Plan. The Plan governs the deferral of board and committee fees of non-employee members of the Board of Directors. Members of the Board of Directors may defer up to 100% of their board and committee fees for a specified period ranging from two to five years. The value of the deferred compensation account is deemed “invested” in Company stock and is immediately vested. On a quarterly basis, the Company reserves shares of Republic’s stock within the Company’s stock option plan for ultimate distribution to Directors at the end of the deferral period. The Plan has not and will not materially impact the Company, as Director compensation expense will continue to be recorded when incurred. The expense recorded for deferred compensation totaled $43,000 and $33,000 during the three months ended March 31, 2006 and 2005.

The following table presents information on director deferred compensation shares outstanding for the periods shown:

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005

		Weighted		Weighted
		Average Market		Average Market
	Deferred Shares	Price at Date of	Deferred Shares	Price at Date of
		Deferral		Deferral

Balance, beginning of period	5,845	$20.51	-	$-
Awarded	2,106	20.32	1,529	21.16
Released	-	-	-	-

Balance, end of period	7,951	20.46	1,529	21.16

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123R as of March 31, 2005.

Three Months Ended
March 31,
(dollars in thousands, except per share data)	2005

Net income, as reported	$13,318
Deduct: Stock based compensation expense
determined under the fair value based
method, net of related tax effect	226

Pro forma net income	$13,092

Earnings per share from continuing operations, as reported:
Class A Common Stock	$0.59
Class B Common Stock	0.59

Earnings per share, as reported:
Class A Common Stock	$0.67
Class B Common Stock	0.67

Pro forma basic earnings per share from continuing operations:
Class A Common Stock	$0.58
Class B Common Stock	0.58

Pro forma basic earnings per share:
Class A Common Stock	$0.66
Class B Common Stock	0.65

Diluted earnings per share from continuing operations, as reported:
Class A Common Stock	$0.57
Class B Common Stock	0.56

Diluted earnings per share, as reported:
Class A Common Stock	$0.64
Class B Common Stock	0.64

Pro forma diluted earnings per share from continuing operations:
Class A Common Stock	$0.56
Class B Common Stock	0.55

Pro forma diluted earnings per share:
Class A Common Stock	$0.63
Class B Common Stock	0.63

3.      DISCONTINUED OPERATIONS

By letter to Republic Bank & Trust Company dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and requested that the Board of Directors consider terminating this line of business. Consequently, on February 24, 2006, Republic Bank & Trust Company and ACE amended the agreement regarding Republic Bank & Trust Company’s payday loan activities in Texas, Pennsylvania and Arkansas. With respect to Texas, Republic Bank & Trust Company ceased offering payday loans the week of February 27, 2006. With respect to Arkansas and Pennsylvania, Republic Bank & Trust Company will cease offering payday loans on June 30, 2006. The Company did not incur any additional costs related to the termination of the ACE contract and does not anticipate incurring any costs in the future once the program is terminated. The Company had payday loans outstanding of $575,000 related to the above contract at March 31, 2006.

By letter to Republic Bank & Trust Company of Indiana dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and asked the Board of Directors to consider terminating this line of business. Republic Bank & Trust Company of Indiana voluntarily elected to terminate its Internet payday loan program the week of February 20, 2006. The Internet payday loan program began operating in July 2005 and remained in a developmental stage until its termination date. The Company had payday loans outstanding of $3,000 related to the above program at March 31, 2006.

The following table illustrates the financial statements of the discontinued operation:

Balance Sheets

(dollars in thousands)	March 31, 2006	December 31, 2005

Cash and cash equivalents	$237	$730
Loans	578	5,779
Less Allowance	44	682
Net Loans	534	5,097
Premises and equipment, net	-	40
Other assets and AIR	319	81

Total Assets	$1,090	$5,948

Deposits	$11	$459
Federal Home Loan Bank borrowings	567	5,320

Total Liabilities	578	5,779

Allocated equity	512	169

Total liabilities and allocated equity	$1,090	$5,948

Statements of Income	Three Months Ended March 31,

(dollars in thousands)	2006	2005

Interest Income:
Loans, including fees	$507	$3,261

Total interest income	507	3,261

Interest Expense:
FHLB borrowings	26	169

Total interest expense	26	169

Net interest income	481	3,092
Provision	293	(230)

Net interest income after provision	774	2,862

Service charges on deposit accounts	-	10

Total non interest income	-	10

Salaries and employee benefits	112	64
Occupancy and equipment, net	115	-
Marketing and development	108	-
Data processing expense	130	-
Other	483	467

Total non interest expenses	948	531

Gross operating profit	(174)	2,341
Income tax expense (benefit)	(60)	808

Net income (loss)	$(114)	$1,533

4.      SECURITIES

Securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2006 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S.
Government agencies	$269,671	$13	$(3,019)	$266,665
Mortgage backed securities,
including CMOs	134,122	105	(2,128)	132,099

Total securities available for sale	$403,793	$118	$(5,147)	$398,764

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2005 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S.
Government agencies	$333,348	$13	$(3,067)	$330,294
Mortgage backed securities,
including CMOs	119,300	130	(1,859)	117,571

Total securities available for sale	$452,648	$143	$(4,926)	$447,865

Securities to be held to maturity:
		Gross	Gross
	Amortized	Unrecognized	Unrecognized
March 31, 2006 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S.
Government agencies	$12,110	$-	$(113)	$11,997
Mortgage backed securities,
including CMOs	51,737	487	(327)	51,897

Total securities to be held to maturity	$63,847	$487	$(440)	$63,894

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
December 31, 2005 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S.
Government agencies	$12,110	$-	$(131)	$11,979
Mortgage backed securities,
including CMOs	52,188	525	(290)	52,423

Total securities to be held to maturity	$64,298	$525	$(421)	$64,402

Securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2006	December 31, 2005

Amortized cost	$398,792	$400,986
Fair value	394,493	397,255

5.     LOANS AND ALLOWANCE FOR LOAN LOSSES

	March 31,	December 31,
(in thousands)	2006	2005

Residential real estate	$1,081,887	$1,056,175
Commercial real estate	589,083	565,970
Real estate construction	88,005	84,850
Commercial	50,980	46,562
Consumer	40,039	35,529
Deferred deposits (“Payday loans”), Discontinued Operations	578	5,779
Home equity	259,647	265,895

Total loans	2,110,219	2,060,760

Less:
Unearned interest income and unamortized loan fees	7	104
Allowance for loan losses	11,023	11,009

Loans, net	$2,099,189	$2,049,647

     The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the FHLB:

	March 31,	December 31,
(in thousands)	2006	2005

First lien, single family residential	$960,000	$938,000
Home equity lines of credit	165,000	169,000
Multi-family, commercial real estate	39,000	56,000

An analysis of the Allowance for loan losses follows:

March 31, (in thousands)	2006	2005

Balance, beginning of period	$11,009	$13,554

Provision for loan losses from continuing operations	1,330	1,590
Provision for loan losses from discontinued operations	(293)	230

Charge offs – Banking	(475)	(346)
Charge offs – Tax Refund Solutions	(876)	(1,928)
Charge offs – Discontinued operations	(409)	-

Recoveries – Banking	198	121
Recoveries – Tax Refund Solutions	475	600
Recoveries – Discontinued operations	64	-

Balance, end of period	$11,023	$13,821

Information regarding Republic’s impaired and non performing loans is as follows:

	March 31,	December 31,
(in thousands)	2006	2005

Loans with no allocated allowance for loan losses	$-	$-
Loans with allocated allowance for loan losses	1,744	1,856

Total	$1,744	$1,856

No additional funds are committed to be advanced in connection with the above impaired loans. Detail of non performing loans and non performing assets is as follows:

	March 31,	December 31,
(dollars in thousands)	2006	2005

Non-accrual loans	$5,530	$5,725
Loans past due 90 days or more and still on accrual	470	295

	`	`
Total non performing loans	6,000	6,020
Other real estate owned	499	452

Total non performing assets	$6,499	$6,472

Non performing loans to total loans	0.28%	0.29%
Non performing assets to total loans	0.31	0.31

6.     DEPOSITS

	March 31,	December 31,
(in thousands)	2006	2005

Demand (NOW and SuperNOW)	$251,841	$262,714
Money market accounts	275,410	262,611
Internet money market accounts	23,512	33,864
Savings	63,784	43,548
Money market certificates of deposit	73,539	59,810
Individual retirement accounts	50,242	48,954
Certificates of deposit, $100,000 and over	148,278	168,777
Other certificates of deposit	271,868	282,609
Brokered certificates of deposit	177,779	153,194

Total interest-bearing deposits	1,336,253	1,316,081

Total non interest-bearing deposits	300,142	286,484

Total	$1,636,395	$1,602,565

7.      FEDERAL HOME LOAN BANK (“FHLB”) BORROWINGS

(in thousands)	March 31, 2006	December 31, 2005

FHLB convertible fixed interest rate advances with a
weighted average interest rate of 4.86%(1) due through 2011	$75,000	$90,000
FHLB fixed interest rate advances with a weighted average
interest rate of 4.03% due through 2010	419,513	471,133

Total FHLB borrowings	$494,513	$561,133

(1) Represents convertible borrowings with the FHLB. These borrowings have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not converted earlier by the FHLB. At the end of their respective fixed rate periods, the FHLB has the right to convert the borrowings to floating rate advances tied to LIBOR or the Company can prepay the borrowings at no penalty. The Company has $90 million in these advances that are currently eligible to be converted on their quarterly repricing date. Based on market conditions at this time, management does not believe these advances are likely to be converted in the short-term.

FHLB borrowings are collateralized by a blanket pledge of eligible real estate loans. At March 31, 2006, Republic had available collateral to borrow an additional $223 million from the FHLB. Republic also has unsecured lines of credit totaling $175 million available through various financial institutions.

Aggregate future principal payments on FHLB borrowings, based on contractual maturity dates as of March 31, 2006 are as follows:

Year	(in thousands)

2006	$150,636
2007	60,000
2008	88,500
2009	82,000
2010	42,370
Thereafter	71,007

Total	$494,513

8.	SUBORDINATED NOTE

Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., issued $40 million in Trust Preferred Securities (“TPS”). The TPS pay a fixed interest rate for 10 years and adjust with LIBOR thereafter. Currently treated as Tier 1 capital for regulatory purposes, the TPS matures on September 30, 2035 and are redeemable at the Company’s option after ten years. The subordinated debentures and the related interest expense, currently payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements.

9.	OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

As of March 31, 2006, exclusive of mortgage banking loan commitments, Republic had outstanding loan commitments totaling $485 million, which included unfunded home equity lines of credit totaling $279 million.

As of December 31, 2005, exclusive of mortgage banking loan commitments, Republic had outstanding loan commitments totaling $475 million, which included unfunded home equity lines of credit totaling $269 million.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $10 million at March 31, 2006 and December 31, 2005.

At March 31, 2006 and December 31, 2005 Republic had $88 million in letters of credit from the FHLB issued on behalf of the Bank’s clients. Approximately $28 million of these letters of credit were used as credit enhancements for client bond offerings. The remaining $60 million letter of credit was used to collateralize a public funds deposit, which the Company classifies in short-term borrowings. These letters of credit reduce Republic’s available borrowing line at the FHLB by the above total amount. Republic uses a blanket pledge of eligible real estate loans to secure the letters of credit.

10.	EARNINGS PER SHARE

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,

(in thousands, except per share data)	2006	2005

Net income from continuing operations	$9,847	$11,785
Net income from discontinued operations	(114)	1,533

Net income, basic and diluted	9,733	13,318

Weighted average shares outstanding	19,483	19,838
Effect of dilutive securities	539	885

Average shares outstanding including
dilutive securities	20,022	20,723

Basic earnings per share from continuing operations:
Class A Common Share	$0.51	$0.60
Class B Common Share	0.50	0.59

Diluted earnings per share from continuing operations:
Class A Common Share	$0.49	$0.57
Class B Common Share	0.49	0.56

Basic earnings per share from discontinued operations:
Class A Common Share	$(0.01)	$0.08
Class B Common Share	(0.01)	0.07

Diluted earnings per share from discontinued operations:
Class A Common Share	$(0.01)	$0.08
Class B Common Share	(0.01)	0.07

Basic earnings per share:
Class A Common Share	$0.50	$0.67
Class B Common Share	0.49	0.67

Diluted earnings per share:
Class A Common Share	$0.49	$0.64
Class B Common Share	0.48	0.64

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

Three Months Ended March 31,	2006	2005

Stock Options	226,033	12,128

11.      SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, distinguished between banking operations, mortgage banking operations, Tax Refund Solutions and Deferred Deposits or Payday Loans. As discussed throughout this document, the Company substantially exited the deferred deposit business during the first quarter of 2006; therefore, segment operations are presented as discontinued operations. Loans, investments and deposits provide the majority of revenue from banking operations; servicing fees and loan sales provide the majority of revenue from mortgage banking operations; RAL fees, ERC fees and Net gain on the sale of Refund Anticipation Loans provide the majority of the revenue from tax refund services; and fees for providing deferred deposits or payday loans have historically represented the primary revenue source for the deferred deposit segment. All Company segments are domestic.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Income taxes are allocated based on income before income tax expense. Transactions among reportable segments are made at fair value.

Segment information follows:

		Three Months Ended March 31, 2006

				Total
		Tax Refund	Mortgage	Continuing	Discontinued
(in thousands)	Banking	Solutions	Banking	Operations	Operations

Net interest income	$19,507	$5,211	$46	$24,764	$481
Provision for loan losses	447	883	-	1,330	(293)
Electronic Refund Check fees	-	3,428	-	3,428	-
Net gain on sale of Refund Anticipation Loans	-	2,014	-	2,014	-
Mortgage banking income	-	-	455	455	-
Other revenue	5,656	2	(132)	5,526	-
Income tax expense	2,512	2,600	57	5,169	(60)
Net income	4,784	4,954	109	9,847	(114)
Segment assets	2,726,565	7,414	5,596	2,739,575	1,090

		Three Months Ended March 31, 2005

				Total
		Tax Refund	Mortgage	Continuing	Discontinued
(in thousands)	Banking	Solutions	Banking	Operations	Operations

Net interest income	$17,955	$8,437	$103	$26,495	$3,092
Provision for loan losses	29	1,561	-	1,590	230
Electronic Refund Check Fees	-	4,995	-	4,995	-
Mortgage banking income	-	-	626	626	-
Other revenue	4,865	43	(184)	4,724	10
Income tax expense	2,658	3,436	116	6,210	808
Net income	5,043	6,521	221	11,785	1,533
Segment assets	2,594,080	3,931	11,103	2,609,114	46,172

12.      SECURITIZATION

In January 2006, the Company established a special purpose wholly owned subsidiary corporation of Republic Bank & Trust Company named TRS RAL Funding LLC to securitize a portion of the RAL portfolio to an independent third party. The securitization consisted of a total of $213 million in loans over a four week period in January and February. At March 31, 2006, all loans sold into the securitization had been either fully repaid or charged-off and no securitization related balances were outstanding. Republic Bank & Trust Company acted as the servicer for all such RALs during the securitization period. The potential exists that the Company will post recoveries on loans charged-off in the securitization during the remainder of the year. The Company believes the impact of these recoveries will be immaterial to the financial statements and will recognize such recoveries in subsequent quarters along with recoveries of other charged off RALs not sold in securitization as they are realized.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the Parent Company of Republic Bank & Trust Company, Republic Bank & Trust Company of Indiana (together referred to as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust. Republic Invest Co. includes its subsidiary, Republic Capital LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: TRS RAL Funding LLC, Republic Financial Services, LLC and Republic Insurance Agency, LLC. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Part I., Item 1. “Financial Statements.”

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
  forecasts of future economic performance; and,
  descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about:

  future credit losses and non-performing assets;
  the adequacy of the allowance for loans losses;
  the future value of mortgage servicing rights;
  the impact of new accounting pronouncements;
  future short-term and long-term interest rate levels and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;
  legal and regulatory matters; and,
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

OVERVIEW

Net income from continuing operations for the first quarter of 2006 was $9.8 million, representing a decline of $1.9 million or 16% compared to the same period in 2005. Diluted earnings per Class A Common Share from continuing operations declined 14% to $0.49 for the first quarter of 2006 compared to $0.57 for the same period in 2005.

Net income for the first quarter of 2006 was $9.7 million, representing a decline of $3.6 million or 27% compared to the same period in 2005. Diluted earnings per Class A Common Share declined 23% to $0.49 for the first quarter of 2006 compared to $0.64 for the same period in 2005.

Highlights for the first quarter 2006 consist of the following:

  In February 2006, the Bank substantially exited the payday loan business. For financial reporting purposes, the payday loan business segment is treated as a discontinued operation. All current period and prior period data has been restated to reflect operations absent of the payday loan business.

  For the first time in its history, the Company sold a portion of its Refund Anticipation Loan (“RAL”) portfolio into a securitization during the first quarter of 2006. Under Generally Accepted Accounting Principles (“GAAP”) fees on securitized RALs are classified as non interest income on the income statement. Historically, the Company retained all RALs with their corresponding fees being included in interest income on loans. The securitization was the primary reason that net interest income from continuing operations declined $1.7 million compared to the first quarter of 2005.

  Net interest income within the traditional “Banking” segment increased $1.6 million or 9% during the first quarter of 2006 compared to the first quarter of 2005. The increase in net interest income from the Banking segment was driven by growth in the loan portfolio, particularly the real estate loan portfolios.

  Net loans, primarily consisting of secured real estate loans, increased by $50 million, or 3% to $2.1 billion at March 31, 2006. The growth was spread across the residential real estate, commercial real estate, and real estate construction loan portfolios.

  The Company benefited from an $851,000 or 26% increase in service charges on deposit accounts during the quarter due to growth in both checking accounts and the number of clients eligible for the Company’s “Overdraft Honor” program.

  Electronic Refund Check (“ERC”) fees declined $1.6 million or 31% for the quarter ended March 31, 2006 compared to the same period in 2005 due primarily to the discontinuation of business with one large tax preparation software partner.
BUSINESS SEGMENT COMPOSITION

The Company is divided into four distinct business operating segments: Banking, Tax Refund Solutions, Mortgage Banking and Deferred Deposits or Payday Loans. As discussed throughout this document, the Company substantially exited the deferred deposit business during the first quarter of 2006; therefore, its segment operations are presented as discontinued. Total assets and net income by segment for the three months ended March 31, 2006 and 2005 are presented below:

		Three Months Ended March 31, 2006

				Total
		Tax Refund	Mortgage	Continuing	Discontinued
(in thousands)	Banking	Solutions	Banking	Operations	Operations

Net income	$4,784	$4,954	$109	$9,847	$(114)
Segment assets	2,726,565	7,414	5,596	2,739,575	1,090

		Three Months Ended March 31, 2005

				Total
		Tax Refund	Mortgage	Continuing	Discontinued
(in thousands)	Banking	Solutions	Banking	Operations	Operations

Net income	$5,043	$6,521	$221	$11,785	$1,533
Segment assets	2,594,080	3,931	11,103	2,609,114	46,172

(I)  Banking

As of March 31, 2006, Republic had a total of 34 full-service banking centers with 32 located in Kentucky and two in southern Indiana. Republic’s primary market areas are located in metropolitan Louisville, central Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 18 additional banking centers. Republic’s central Kentucky market includes 13 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (2); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). The Company opened a Loan Production Office (“LPO”) in Fort Wright, Kentucky in January 2006 and announced plans to open an additional LPO in Tampa, Florida in 2006. These LPO’s will represent the Company’s first entrance into these markets. Republic Bank & Trust Company of Indiana has banking centers located in New Albany and Jeffersonville, Indiana. Republic also has two LPOs (“Republic Finance”) located in Louisville, Kentucky that operate as a division of Republic Bank & Trust Company. Republic Finance offers an array of loan products to individuals who may not qualify under the Bank’s standard underwriting guidelines.

Republic has developed a community banking network, with most of its banking centers located either in separate communities or portions of urban areas that represent distinct communities. Each of Republic’s banking centers is managed by one or more officers with the decentralized authority to make loan decisions within Bank mandated policies, procedures and guidelines.

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

Mortgage Lending – The Company generally retains adjustable rate residential real estate loans with fixed terms up to ten years. These loans are originated through the Company’s retail banking center network and LPOs. Fixed rate residential real estate loans that are sold into the secondary market, and their accompanying servicing rights, which may be either sold or retained, are included as a component of the Company’s “Mortgage Banking” segment and are discussed throughout this document.

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

See Footnote 12 of Item 1. “Financial Statements” for a description of the securitization that the Company utilized during the first quarter of 2006. This securitization represents the sale of a portion of the RAL portfolio to a financial institution, and except for the capital that must be allocated for the small retained interest kept by the Company, it eliminates the funding impact on the regulatory capital ratios of the Company. The net gain on this securitization, which represents the net amount of the fees from the loans, the fees paid by Republic, and the recourse obligation or provision expense incurred by Republic on the sold loans, is classified as non interest income under the caption “Net gain on sale of RALs.”

See additional discussion about this product below under the section titled “Results of Operations,” as well as under Footnote 11 “Segment Information” of Item 1. “Financial Statements.”

(III)   Mortgage Banking

Mortgage banking activities primarily include 15, 20 and 30-year fixed rate real estate loans that are sold into the secondary market. Since 2003, Republic has retained servicing on substantially all loans sold into the secondary market. Administration of loans with the servicing retained by the Company includes collecting principal and interest payments, escrowing funds for taxes and insurance and remitting payments to the secondary market investors. A fee is received by Republic for performing these standard servicing functions. See additional discussion about this product under Footnote 11 “Segment Information” of Item 1. “Financial Statements.”

(IV)   Discontinued Operations (“Deferred Deposits” or “Payday Lending”)

Payday loans are transactions whereby customers receive cash advances in exchange for a check or authorization to electronically debit the customer’s checking account for the advanced amount plus a fixed fee. Under the Marketer/Servicer model, customers can reclaim their checks in cash for the amount of the advance plus the fee, on or before the due date of the advance. If the customer does not reclaim the check in cash by the advance due date, the check is deposited. Payday loan transactions are recorded as loans on the Company’s financial statements. The corresponding fees are recorded as a component of income from discontinued operations. The Company had $578,000 in payday loans outstanding at March 31, 2006, or less than one half of one percent of total loans outstanding.

The Bank substantially exited the payday loan segment of business during February 2006. This has been treated as a discontinued operation and all current period and prior period data has been restated to reflect operations absent of the payday loan segment of business.

See additional discussion about this product under Footnote 3 “Discontinued Operations” and Footnote 11 “Segment Information” of Item 1. “Financial Statements.”

RESULTS OF OPERATIONS

Tax Refund Solutions (“TRS”)

For 2006, TRS generated $4.9 million in RAL fee income, compared to $8.4 million for the same period in 2005. TRS also received $3.4 million in Electronic Refund Check (“ERC”) and Electronic Refund Deposit (“ERD”) revenue during 2006, compared to $5 million during 2005. The total volume of tax return refunds processed during the 2006 tax season was $1.2 billion, a moderate decline from the $1.4 billion processed for the 2005 tax season.

The Company signed an agreement in January 2006 to securitize RALs during the 2006 tax season. The Company implemented the securitization to provide an alternative liquidity vehicle to brokered deposits, which also allowed the Company to maintain a well-capitalized status. Approximately $213 million in loans were sold through the above mentioned securitization during the first quarter of 2006. Republic Bank & Trust Company used its liquid assets and borrowed overnight funds to fund the remainder of RALs. Income from the securitization recorded under non interest income as net gain on sale of RALs totaled $2 million for 2006.

The accounting for the securitization caused substantial comparability differences between some items of income and expense in comparing the first quarter of 2006 to the same period in 2005. The securitization had the effect of reclassifying fee income, interest expense, fees paid by Republic and recourse obligation expense related to the sold loans and recognizing the net amount as a gain on sale of loans as a component of non interest income.

Detail of Net gain on sale of refund anticipation loans follows:

Three Months Ended
(in thousands)	March 31, 2006

Refund anticipation loan fees on securitized RALs	$4,230
Recourse obligation expense on securitized RALs	(1,608)
Other securitization costs	(608)

Net gain on sale of refund anticipation loans	$2,014

See additional discussion about this product under Footnote 11 “Segment Information” of Item 1. “Financial Statements.”

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

For the first quarter of 2006, net interest income was $24.8 million, a decline of $1.7 million or 7%, over the same period in 2005. Net interest income within the TRS segment decreased $3.2 million while net interest income within the traditional “Banking” Segment increased $1.6 million for the first quarter of 2006 compared to the same period in 2005. The decline in net interest income within TRS was the direct result of the RAL securitization, which effectively caused $4.2 million in RAL fees to be classified in non interest income because they were related to securitized RALs. The rise in net interest income within the Banking segment was primarily related to growth in the traditional loan portfolio, particularly within the residential real estate portfolio. Traditional “Bank” loans increased $274 million from March 31, 2005 to March 31, 2006.

The Company’s net interest spread from continuing operations declined 64 basis points for the first quarter of 2006 compared to the same period in 2005 while net interest margin from continuing operations declined 50 basis points for the same period. Approximately 61 basis points of the decline in the net interest margin was the result of the fees on the securitized RALs now being classified in non-interest income while in past years all RALs were retained and their corresponding fees were included as a component of interest income on loans. The remainder of the decline in the net interest margin and net interest spread was the result of an increase in the Company’s cost of funds without a corresponding increase in its yield on earning assets. More specifically, this contraction primarily occurred because much of the Company’s funding is derived from large commercial cash management accounts that are tied to immediately repricing indices, while the majority of the Company’s interest earning assets are real estate secured loans that reprice over a longer period. Based on the Company’s current balance sheet structure, management believes that the net interest spread and margin in 2006 will continue to contract unless short-term rates decline significantly from current levels. Management is unable to precisely determine the negative impact of continued contraction on the Company’s net interest spread and margin in the future.

For additional information on the past effect of rising short-term interest rates on Republic's net interest income, see section titled “Volume/Rate Variance Analysis” in this section of the document. For additional information on the future effect of rising short-term interest rates on Republic’s net interest income, see section titled “Interest Rate Sensitivity” in this section of the document. For additional discussion regarding the securitization, see the section titled “Tax Refund Solutions” and Footnote 12 of Item 1. “Financial Statements.”

Table 1 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three month period ended March 31, 2006 and 2005. Table 2 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 1 – Average Balance Sheets and Interest Rates for the Three Months Ended March 31, 2006 and 2005

	March 31, 2006			March 31, 2005

	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Earning assets:
Investment securities(1)	$524,139	$5,852	4.47%	$560,389	$4,678	3.34%
Federal funds sold and other	5,713	57	3.99	91,970	569	2.47
Total loans and fees(2)	2,103,869	37,859	7.20	1,836,603	34,901	7.60

Earning assets of continuing operations	2,633,721	43,768	6.65	2,488,962	40,148	6.45
Earning assets of discontinued operations	3,079	507	65.87	28,713	3,261	45.43

Total earning assets	2,636,800	44,275	6.72	2,517,675	43,409	6.90

Less: Allowance for loan losses from continuing operations	11,702			12,691
Less: Allowance for loan losses from discontinued operations	261			2,085

Less: Total Allowance for loan losses	11,963			14,776
Non-earning assets:
Cash and cash equivalents	53,344			59,323
Premises and equipment, net	32,305			33,588
Other assets(1)	39,089			25,704
Non-earning assets of discontinued operations	1,088			26,193

Assets of continuing operations	2,746,757			2,594,886
Assets of discontinued operations	3,906			52,821

Total assets	$2,750,663			$2,647,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Transaction accounts	$293,620	$824	1.12%	$341,904	$826	0.97%
Money market accounts	376,549	3,111	3.30	300,974	1,202	1.60
Time deposits	483,414	4,395	3.64	467,263	3,839	3.29
Brokered certificates of deposit	165,353	1,677	4.06	128,021	1,025	3.20

Total deposits	1,318,936	10,007	3.03	1,238,162	6,892	2.23

Repurchase agreements and other short-term borrowings	329,233	3,268	3.97	387,046	2,127	2.20
Federal Home Loan Bank borrowings	504,719	5,109	4.05	456,543	4,634	4.06
Subordinate note	41,240	620	6.01	-	-	-

Interest-bearing liabilities of continuing operations	2,194,128	19,004	3.46	2,081,751	13,653	2.62
Interest-bearing liabilities of discontinued operations	2,555	26	4.07	27,719	169	2.44

Total interest-bearing liabilities	2,196,683	19,030	3.47	2,109,470	13,822	2.62

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	302,954			311,824
Other liabilities	31,179			19,736
Non-interest-bearing liabilities of discontinued operations	-			5,075
Stockholders' equity	219,847			201,602

Total liabilities and stockholders' equity	$2,750,663			$2,647,707

Net interest income from continuing operations		24,764			26,495
Net interest income from discontinued operations		481			3,092

Net interest income		$25,245			$29,587

Net interest spread from continuing operations			3.19%			3.83%
Net interest spread from discontinued operations			61.80%			42.99%
Net interest spread			3.25%			4.28%

Net interest margin from continuing operations			3.76%			4.26%
Net interest margin from discontinued operations			62.49%			43.07%
Net interest margin			3.83%			4.70%

(1)	For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)	The amount of loan fee income included in interest income from continuing operations was $5.1 million and $8.8 million for the three months ended March 31, 2006 and 2005. The amount of loan fee income included in interest income from discontinued operations was $507,000 and $3.3 million for the three months ended March 31, 2006 and 2005.

The following table illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected Republic's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 2 – Volume/Rate Variance Analysis
	Three Months Ended March 31, 2006
	Compared to
	Three Months Ended March 31, 2005

		Increase/(Decrease)
		Due to

(in thousands)	Total Net Change	Volume	Rate

Interest income:

Investment securities	$1,174	$(319)	$1,493
Federal funds sold and other	(512)	(732)	220
Loans and fees	2,958	4,882	(1,924)
Discontinued operations	(2,754)	(3,782)	1,028

Net change in interest income	866	49	817

Interest expense:

Transaction accounts	(2)	(126)	124
Money market accounts	1,909	363	1,546
Time deposits	556	136	420
Brokered certificates of deposit	652	340	312
Repurchase agreements and other short-term
borrowings	1,141	(358)	1,499
Federal Home Loan Bank borrowings	475	488	(13)
Subordinated note	620	620	-
Discontinued operations	(143)	(213)	70

Net change in interest expense	5,208	1,250	3,958

Net change in net interest income	$(4,342)	$(1,201)	$(3,141)

Non-interest Income

Non interest income increased $1.1 million or 10% during the three months ended March 31, 2006 compared to the same period in 2005, due primarily to the net gain on sale of RALs and an increase in service charges on deposit accounts.

Service charges on deposit accounts increased $851,000, or 26%, during the three months ended March 31, 2006 compared to the same period in 2005, due primarily to growth in the Company’s checking account base supported by the Bank’s “Overdraft Honor” program, which permits selected clients to overdraft their accounts up to a predetermined dollar amount (up to a maximum of $750) for the Bank’s customary overdraft fee. The Company also increased its overdraft fee by 7% in August 2005 while the total number of accounts eligible for the “Overdraft Honor” program increased to 57,000 at March 31, 2006 from 51,000 at March 31, 2005.

ERC/ERD fees decreased $1.6 million, or 31%, to $3.4 million during the first quarter of 2006. This decrease was due to a 27% decrease in ERC/ERD volume from prior year resulting primarily from the discontinuation of business with one large integrated software partner.

Net gain on sale of RALs was $2 million for the first quarter of 2006 as the Company completed its first securitization ever of a portion of the RAL portfolio. See additional discussion above under “Tax Refund Solutions” and under Footnote 11 “Segment Information” of Item 1. “Financial Statements.”

Non-interest Expenses

Non-interest expenses increased $2.6 million during the quarter ended March 31, 2006 compared to the same period in 2005. Salaries and employee benefits increased $1.8 million during the quarter, attributable to annual merit increases and increased incentive compensation accruals and stock option compensation expense. The Company recorded stock option expense of $216,000 in 2006 related to the adoption of SFAS 123R, while full time equivalent employees (“FTE’s”) increased from 641 at March 31, 2005 to 662 at March 31, 2006.

Occupancy and equipment expense increased $367,000, or 11%, during the first quarter of 2006. The increase in occupancy and equipment was primarily attributable to general maintenance and repairs, increased rent for the Company’s operation’s areas, and relocation expenses of several departments within the Company.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND DECEMBER 31, 2005

Loans

Net loans, primarily consisting of secured real estate loans, increased by $50 million to $2.1 billion at March 31, 2006. This growth is partly attributable to the residential real estate portfolio, which increased $26 million during the first quarter of 2006 as a result of the Company’s promotional “$299 Closing Cost” products.

Allowance for Loan Losses and Provision for Loan Losses

The Company posted a provision for loan losses of $1.3 million for the quarter ended March 31, 2006, compared to a provision of $1.6 million for the same period in 2005. Also included in the provision for loan losses were $883,000 and $1.6 million for losses associated with RALs during the three months ended March 31, 2006 and 2005, respectively. The banking segment provision for loan losses increased $418,000 during the first quarter of 2006 primarily due to loan growth.

The allowance for loan losses as a percent of total loans declined slightly to 0.52% at March 31, 2006 as compared to 0.53% as of December 31, 2005. Management believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2006.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 3 - Summary of Loan Loss Experience

	Three Months Ended
	March 31
(dollars in thousands)	2006	2005

Allowance for loan losses at beginning of period	$11,009	$13,554
Charge offs:
Real estate:
Residential	(300)	(77)
Commercial	(30)	(102)
Construction	-	-
Commercial	-	-
Consumer	(91)	(126)
Home equity	(54)	(41)
Tax Refund Solutions	(876)	(1,928)
Discontinued operations	(409)	-

Total	(1,760)	(2,274)

Recoveries:
Real estate:
Residential	28	7
Commercial	5	4
Construction	79	-
Commercial	4	10
Consumer	79	7
Home equity	3	93
Tax Refund Solutions	475	600
Discontinued operations	64	-

Total	737	721

Net loan charge offs / recoveries	(1,023)	(1,553)
Provision for loan losses from continuing operations	1,330	1,590
Provision for loan losses from discontinued operations	(293)	230

Allowance for loan losses at end of period	$11,023	$13,821

Ratios:
Allowance for loan losses to total loans	0.52%	0.74%
Net loan charge offs to average loans outstanding (annualized)	0.13	0.34
Allowance for loan losses to non-performing loans	184	203

Deposits

Total deposits increased $34 million from December 31, 2005 to $1.6 billion at March 31, 2006. Interest-bearing deposits increased $20 million while non interest-bearing deposits increased $14 million from December 31, 2005 to March 31, 2006.

The increase in non interest-bearing accounts relates primarily to short-term funds received from TRS. Due to the seasonality of the business, the non interest-bearing funds from TRS are expected to decline to near $0 by the end of the second quarter of 2006.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings increased $22 million during the first quarter of 2006 to $315 million. The majority of this increase was attributable to one large cash management account which increased $23 million. Based on the transactional nature of the Company’s cash management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

FHLB Borrowings

FHLB Borrowings decreased $67 million, or 12%, to $495 million at March 31, 2006. Maturing advances were paid off during the quarter as the Company utilized excess cash from maturing available for sale securities.

Approximately $115 million of the Company’s advances have overnight maturities with a weighted average coupon rate of 4.99% . Approximately $304 million of the Company’s advances are fixed, with maturities ranging from less than one to five years. The current weighted average maturity of the fixed FHLB advances at March 31, 2006 is 2 years with a weighted average coupon rate of 4.03% .

The remaining FHLB borrowings consist of convertible advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years. At the end of their respective fixed rate periods, the FHLB has the right to convert the borrowings to floating rate advances tied to LIBOR. If the FHLB elects to convert the debt to a floating rate instrument, Republic has the right to pay off the advances without penalty. During the first quarter of 2006, the FHLB converted $15 million in advances to floating rate, overnight borrowings. At March 31, 2006, the Company still had $75 million of these borrowings with a weighted average coupon of 4.86% that were eligible to be converted by the FHLB. Based on market conditions at this time, management believes it is likely these advances could be converted to floating rate borrowings by the FHLB during 2006.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell securities, which is limited, due to the level of securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At March 31, 2006, these securities had a fair market value of $394 million. Republic’s banking centers and its Internet site, www.republicbank.com, provide access to retail deposit markets. These retail deposits, if offered at attractive rates, have historically been a source of additional funding when needed. In addition, brokered certificates of deposit have provided a source of liquidity to the Company when needed to fund loan growth.

Traditionally, the Company has also utilized secured and unsecured borrowing lines to supplement its funding requirements. At March 31, 2006, the Company had capacity with the Federal Home Loan Bank to borrow an additional $223 million. The Company also had $175 million in approved unsecured line of credit facilities available at March 31, 2006 through various third party sources.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Kentucky and Indiana banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At March 31, 2006, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana could, without prior approval, declare dividends of approximately $38 million and $241,000, respectively. The Company does not plan to pay dividends from Republic Bank & Trust Company of Indiana in the foreseeable future.

Also, see section titled “Tax Refund Solutions” for discussion of the securitization of the RAL portfolio and its impact on liquidity.

CAPITAL

Total stockholders’ equity increased from $214 million at December 31, 2005 to $222 million at March 31, 2006. The increase in stockholders’ equity was primarily attributable to net income earned during 2006 reduced by dividends declared, the repurchase of Company stock and the decline in accumulated other comprehensive income/(loss) as a result of a decrease in the value of the available for sale securities portfolio.

During the first quarter of 2006 the Company did not purchase any shares of its common stock except for shares acquired through stock option exercises. During the third quarter of 2005, the Company’s Board of Directors approved the repurchase of an additional 262,500 shares, from time to time, if market conditions are deemed favorable to the Company. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2006, the Company had 48,697 shares which could be purchased under the current program.

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

The FDIC has categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Tier I leverage, Tier I risk based and total risk based capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the Federal Reserve and FDIC. Republic’s average capital to average assets ratio was 7.99% at March 31, 2006 compared to 8.00% at December 31, 2005. Formal measurements of the capital ratios for the Company and Republic Bank & Trust Company are performed at each quarter end.

In August 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., issued $40 million in Trust Preferred Securities (“TPS”). The TPS pay a fixed interest rate for 10 years and adjust with LIBOR thereafter. Treated as Tier I capital for regulatory purposes, the TPS mature on September 30, 2035 and are redeemable at the Company’s option after ten years. The sole asset of RBCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the TPS. The subordinated debentures and the related interest expense, which are payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements. The proceeds obtained from the TPS offering have been and will continue to be utilized to fund loan growth, support an existing stock repurchase program and for other general business purposes.

The following table sets forth the Company’s risk based capital amounts and ratios as of March 31, 2006 and December 31, 2005.

Table 4 – Capital Ratios

	As of March 31, 2006		As of December 31, 2005
	Actual		Actual

(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$277,543	15.40%	$267,054	15.03%
Republic Bank & Trust Co.	230,993	13.25	220,730	12.78
Republic Bank & Trust Co. of Indiana	11,384	19.35	11,488	22.76

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	266,520	14.79	256,046	14.41
Republic Bank & Trust Co.	197,108	11.31	186,905	10.82
Republic Bank & Trust Co. of Indiana	10,796	18.35	10,855	21.51

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	266,520	9.69	256,046	9.47
Republic Bank & Trust Co.	197,108	7.22	186,905	7.12
Republic Bank & Trust Co. of Indiana	10,796	14.72	10,855	13.62

REGULATORY MATTERS

On July 22, 2005 Republic Bank & Trust Company received its most recent Community Reinvestment Act (“CRA”) performance evaluation prepared as of October 4, 2004. The FDIC concluded that Republic Bank & Trust Company violated Regulation B related to its RAL line of business and assigned a “Needs to Improve” rating. Republic Bank & Trust Company voluntarily changed certain procedures and processes to address the Regulation B issues raised by the FDIC during the CRA Evaluation. As required by statute, the FDIC referred their conclusions regarding the Regulation B violations to the Department of Justice (“DOJ”). Also by statute, a financial holding company, such as the Company, that controls a Bank with a “less than satisfactory” CRA rating, has limitations on certain future business activities until the CRA rating improves. Management does not believe these limitations will have any material effect on the Company’s current business plans. At this time, there has been no corrective action recommended or imposed by the FDIC or the DOJ.

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

Republic utilizes an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are evaluated with the model. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve. These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve. The March 31, 2006 simulation analysis indicates that an increase in interest rates would have a negative effect on net interest income, and a decrease in interest rates would have a positive effect on net interest income.

The following table illustrates Republic's estimated annualized earnings sensitivity profile based on the asset/liability model as of March 31, 2006:

Table 5 – Interest Rate Sensitivity
Net Interest
Income Change

Increase 200 basis points	-9.20%
Increase 100 basis points	-4.95
Decrease 100 basis points	3.93
Decrease 200 basis points	7.57

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included under Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 1A. “Risk Factors.”

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened litigation in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank.

Item 1A.

Risk Factors.

Information regarding risk factors appears in the Company’s Form 10-K for the year ending December 31, 2005, under the heading titled “Cautionary Statement Regarding Forward-Looking Statements” and in the Form 10-K Part I, Item 1A. Risk Factors. There has been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2006 are included in the following table:

			Total Number of	Maximum
			Shares	Number of Shares
			Purchased	that May Yet Be
	Total Number of		as Part of Publicly	Purchased
	Shares	Average Price	Announced Plans or	Under the Plan or
Period	Purchased	Paid per Share	Programs	Programs

January 1– January 31	12,200 *	$20.77	-	48,697
Feb. 1– Feb. 28	840 *	20.27	-	48,697
March 1 – March 31	-	-	-	48,697

Total	13,040	$20.74
* - Represents shares repurchased by the Company in connection with stock option exercises.

During the first quarter of 2006 the Company did not repurchase any shares in addition to the stock option exercises detailed above. During the third quarter of 2005, the Company’s Board of Directors approved the repurchase of an additional 262,500 shares, from time to time, if market conditions are deemed favorable to the Company. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2006, the Company had 48,697 shares which could be repurchased under the current stock repurchase program.

During the first quarter of 2006, Republic issued approximately 2,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders of Republic Bancorp, Inc. was held on April 25, 2006. The following item was considered:

Election of the following nominees to the Company’s Board of Directors for the ensuing year:

Nominee	For	Withheld

Bernard M. Trager	33,404,398	40,632
Steven E. Trager	33,405,007	40,024
A. Scott Trager	33,405,800	39,230
Bill Petter	33,406,298	38,733
R. Wayne Stratton	33,357,449	87,582
Henry M. Altman, Jr.	33,140,789	304,241
Sandra Metts Snowden	33,403,677	41,354
Susan Stout Tamme	33,013,474	431,556
Charles E. Anderson	33,420,419	24,612

As previously disclosed in the Form 8-K dated April 7, 2006, Mr. Petter announced his retirement as Vice Chairman of Republic Bancorp, Inc. and as Executive Vice President and Chief Operating Officer of Republic Bank & Trust Company effective May 1, 2006. At its next scheduled board meeting in May, it is expected that the Board of Directors will reduce the number of Holding Company directors to eight.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC. (Registrant) Principal Executive Officer:

May 9, 2006	By:	Steven E. Trager President & Chief Executive Officer
Principal Financial Officer:

May 9, 2006	By:	Kevin Sipes Executive Vice President, Chief Financial Officer and Chief Accounting Officer