Form 10-Q
period 2006-06-30
REPUBLIC BANCORP INC /KY/
filed 2006-08-09
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,284,323 shares of Class A Common Stock, no par value and 2,243,823 shares of Class B Common Stock, no par value were outstanding at July 31, 2006, the latest practicable date.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

REPUBLIC BANCORP, INC.
CONSOLIDATED BALANCE SHEETS  (in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS:

Cash and cash equivalents	$74,843	$77,169
Securities available for sale	384,232	447,865
Securities to be held to maturity (fair value of $57,791 in 2006 and $64,402 in 2005)	58,141	64,298
Mortgage loans held for sale	4,162	6,582
Loans, net of allowance for loan losses of $10,760 and $11,009 (2006 and 2005)	2,182,722	2,049,647
Federal Home Loan Bank stock, at cost	22,351	21,595
Premises and equipment, net	32,062	31,786
Other assets and accrued interest receivable	42,166	36,614

TOTAL ASSETS	$2,800,679	$2,735,556

LIABILITIES:

Deposits:
Non-interest-bearing	$279,800	$286,484
Interest-bearing	1,321,336	1,316,081
Total deposits	1,601,136	1,602,565

Securities sold under agreements to repurchase and other short-term borrowings	323,334	292,259
Federal Home Loan Bank borrowings	582,378	561,133
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	26,977	24,785

Total liabilities	2,575,065	2,521,982

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,666	4,475
Additional paid in capital	96,331	77,295
Retained earnings	129,663	136,381
Unearned shares in Employee Stock Ownership Plan	(1,244)	(1,468)
Accumulated other comprehensive loss	(3,802)	(3,109)

Total stockholders’ equity	225,614	213,574

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,800,679	$2,735,556

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME:

Loans, including fees	$35,360	$28,320	$73,219	$63,221
Securities	5,116	4,462	10,251	8,927
Federal Home Loan Bank stock and other	609	620	1,383	1,402
Total interest income	41,085	33,402	84,853	73,550

INTEREST EXPENSE:

Deposits	10,502	7,373	20,509	14,265
Securities sold under agreements to repurchase and other short-term borrowings	3,724	2,450	6,992	4,577
Federal Home Loan Bank borrowings	5,870	4,612	10,979	9,246
Subordinated note	627	—	1,247	—
Total interest expense	20,723	14,435	39,727	28,088

NET INTEREST INCOME	20,362	18,967	45,126	45,462

Provision for loan losses	573	(867)	1,903	723

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,789	19,834	43,223	44,739

NON INTEREST INCOME:

Service charges on deposit accounts	4,615	3,793	8,728	7,055
Electronic refund check fees	523	833	3,951	5,828
Net gain on sale of refund anticipation loans	404	—	2,418	—
Mortgage banking income	487	726	942	1,352
Debit card interchange fee income	899	794	1,739	1,524
Title insurance commissions	403	435	695	785
Other	370	312	651	694
Total non interest income	7,701	6,893	19,124	17,238

NON INTEREST EXPENSES:

Salaries and employee benefits	10,056	9,430	21,424	18,965
Occupancy and equipment, net	3,660	3,332	7,383	6,688
Communication and transportation	595	633	1,302	1,503
Marketing and development	605	513	1,185	1,044
Bankshares tax	546	430	1,102	860
Data processing	564	431	1,094	850
Debit card interchange expense	385	344	773	655
Supplies	310	284	658	525
Other	1,472	1,431	3,113	2,993
Total non interest expenses	18,193	16,828	38,034	34,083

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	9,297	9,899	24,313	27,894

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS	3,335	3,318	8,504	9,528

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	5,962	6,581	15,809	18,366

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE	(3)	2,057	(177)	4,398

INCOME TAX EXPENSE (BENEFIT) FROM DISCONTINUED OPERATIONS	(2)	694	(62)	1,502

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE (BENEFIT)	(1)	1,363	(115)	2,896

NET INCOME	$5,961	$7,944	$15,694	$21,262

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Change in unrealized gain (loss) on securities	$(533)	$1,259	$(693)	$(1,078)
Less: Reclassification of realized amount	—	—	—	—
Net unrealized gain (loss) recognized in comprehensive income	(533)	1,259	(693)	(1,078)

COMPREHENSIVE INCOME	$5,428	$9,203	$15,001	$20,184

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Class A Common Stock	$0.31	$0.33	$0.81	$0.93
Class B Common Stock	0.30	0.32	0.80	0.91

BASIC EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:
Class A Common Stock	—	0.07	(0.01)	0.15
Class B Common Stock	—	0.06	(0.01)	0.13

BASIC EARNINGS PER SHARE:
Class A Common Stock	0.31	0.40	0.81	1.07
Class B Common Stock	0.30	0.39	0.79	1.06

DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Class A Common Stock	0.30	0.32	0.79	0.89
Class B Common Stock	0.29	0.31	0.77	0.87

DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:
Class A Common Stock	—	0.07	(0.01)	0.14
Class B Common Stock	—	0.06	(0.01)	0.13

DILUTED EARNINGS PER SHARE:
Class A Common Stock	0.30	0.38	0.79	1.03
Class B Common Stock	0.29	0.38	0.77	1.01

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share data)

						Unearned
						Shares in
	Common Stock					Employee	Accumulated
	Class A	Class B		Additional		Stock	Other	Total
	Shares	Shares		Paid In	Retained	Ownership	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	Loss	Equity

BALANCE, January 1, 2006	17,188	2,249	$4,475	$77,295	$136,381	$(1,468)	$(3,109)	$213,574

Net income	—	—	—	—	15,694	—	—	15,694

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	(693)	(693)

Dividend declared Common Stock:
Class A ($0.183 per share)	—	—	—	—	(3,157)	—	—	(3,157)
Class B ($0.166 per share)	—	—	—	—	(372)	—	—	(372)

Stock options exercised, net of shares redeemed	91	—	21	606	(350)	—	—	277

Repurchase of Class A Common Stock	(29)	—	(7)	(144)	(424)	—	—	(575)

Conversion of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	20	—	—	172	—	224	—	396

Stock dividend	—	—	177	17,932	(18,109)	—	—	—

Notes receivable on common stock, net of cash payments	—	—	—	2	—	—	—	2

Deferred compensation expense	—	—	—	65	—	—	—	65

Stock option expense	—	—	—	403	—	—	—	403

BALANCE, June 30, 2006	17,275	2,244	$4,666	$96,331	$129,663	$(1,244)	$(3,802)	$225,614

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (in thousands)

	2006	2005
OPERATING ACTIVITIES:
Net income	$15,694	$21,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	2,367	2,260
Federal Home Loan Bank stock dividends	(618)	(464)
Provision for loan losses, including provision from discontinued operations	1,583	1,617
Net gain on sale of mortgage loans held for sale	(559)	(1,056)
Origination of mortgage loans held for sale	(59,281)	(84,549)
Proceeds from sale of mortgage loans held for sale	62,260	92,731
Net gain on sale of refund anticipation loans	2,418	—
Origination of refund anticipation loans sold	213,423	—
Proceeds from sale of refund anticipation loans	(215,841)	—
Employee Stock Ownership Plan expense	396	445
Deferred compensation plan expense	65	57
Stock option expense	403	—
Changes in other assets and liabilities:
Other assets and accrued interest receivable	(2,243)	(9,507)
Other liabilities and accrued interest payable	1,714	10,720
Net cash provided by operating activities	21,781	33,516

INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,058,070)	(2,321,492)
Purchases of Federal Home Loan Bank stock	(138)	(298)
Proceeds from calls, maturities and paydowns of securities available for sale	1,121,918	2,355,505
Proceeds from calls, maturities and paydowns of securities to be held to maturity	6,143	28,102
Net increase in loans	(135,146)	(160,325)
Investment in new market tax credits	(3,040)	(8,992)
Purchases of premises and equipment, net	(3,139)	(961)
Net cash used in investing activities	(71,472)	(108,461)

FINANCING ACTIVITIES:
Net change in deposits	(1,429)	81,834
Net change in securities sold under agreements to repurchase and other short-term borrowings	31,075	(27,368)
Payments on Federal Home Loan Bank borrowings	(197,355)	(22,863)
Proceeds from Federal Home Loan Bank borrowings	218,600	44,281
Common Stock repurchases	(575)	(199)
Net proceeds from Common Stock options exercised	277	32
Cash dividends paid	(3,228)	(2,743)
Net cash provided by financing activities	47,365	72,974

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,326)	(1,971)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	77,169	77,850

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,843	$75,879

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$39,111	$27,002
Income taxes	6,868	7,744

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$490	$199

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – JUNE 30, 2006 AND 2005 (UNAUDITED) AND DECEMBER 31, 2005

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for quarter and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2005.

New Accounting Standards – In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125” that changes the accounting for all servicing rights which are recorded as the result of purchasing a servicing right or selling a loan with servicing retained.   SFAS No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value, where presently servicing rights are assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. This pronouncement is effective January 1, 2007, although adoption is permitted earlier.  The Company currently plans to adopt this standard on January 1, 2007.

See Footnote 2 regarding the new accounting pronouncement related to stock options that has impacted Republic’s consolidated financial statements during 2006.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective beginning in 2007.  The Company is in the process of evaluating the impact, if any, the adoption of FIN 48 will have on the Company’s financial statements.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.  All prior period share and per share data have been restated to reflect the five percent (5%) stock dividend that was declared in the first quarter of 2006.

In February 2006, the Company substantially exited the payday loan segment of business.  The payday loan segment of business has been treated as a discontinued operation for financial reporting purposes in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and all applicable current period and prior period data has been restated to reflect operations absent of the payday loan segment of business.

2.                    STOCK PLANS AND STOCK BASED COMPENSATION

At June 30, 2006, the Company had two stock option plans and a director deferred compensation plan.  The stock option plans consist of the 1995 Stock Option Plan (“1995 Plan”) and the 2005 Stock Incentive Plan (“2005 Plan”).  With regard to the 1995 Plan, no additional grants were made in 2006 and none will be made in the future.  The 2005 Plan permits the grant of stock options and restricted stock awards for up to 3,150,000 shares, of which 3,098,000 shares remain available for issue with 52,000 allocated at June 30, 2006.  All shares issued under the above mentioned plans came from authorized and unissued shares.

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment.” The Company elected to utilize the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted.  As a result, the recognition of stock based compensation expense was limited to the expense attributed to the director deferred compensation plan.

SFAS 123R requires all share based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on the fair value of the options. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. Under the modified prospective method, unvested awards and awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

Under the stock option plans, certain key employees are granted options to purchase shares of Republic’s Common Stock at fair value at the date of the grant. Options granted generally become fully exercisable at the end of five to six years of continued employment and must be exercised within one year from the date they become exercisable.  There were no Class B stock options outstanding at June 30, 2006 and December 31, 2005.

The following table summarizes stock option activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
		Weighted		Weighted		Weighted		Weighted
	Options	Average	Options	Average	Options	Average	Options	Average
	Class A	Price	Class A	Price	Class A	Price	Class A	Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share	Shares	Per Share

Outstanding at beginning of period	1,597,299	$11.91	1,746,629	$11.30	1,686,442	$11.60	1,760,805	$11.29

Granted	—	—	43,050	21.55	—	—	43,050	21.55

Exercised	(30,669)	8.01	(10,125)	11.23	(114,715)	6.34	(17,358)	11.23

Forfeited	(122,358)	11.06	(23,353)	15.25	(127,455)	11.11	(30,296)	13.83

Outstanding at end of period	1,444,272	$12.06	1,756,201	$11.50	1,444,272	$12.06	1,756,201	$11.50

The following table details stock options outstanding:

(dollars in thousands except per share data)	June 30, 2006
Stock options vested and currently exercisable:
Number	62,783
Weighted average exercise price	$7.25
Aggregate intrinsic value	$838
Weighted average remaining life (in years)	0.67

Total Options Outstanding:
Aggregate intrinsic value	$12,400
Weighted average remaining life (in years)	3.06

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s Common Stock as of the reporting date. Stock option compensation expense is recorded as a component of salaries and employee benefits in the consolidated income statement.  Since the stock options are incentive stock options and there were no disqualifying dispositions, no tax benefit related to this expense was recognized.  No options were granted or modified during the three and six month periods ended June 30, 2006.  For the three and six month periods ended June 30, 2005, 43,050 options were granted and no options were modified. The following table provides further detail regarding intrinsic value of options exercised, stock option compensation expense and options granted.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005

Intrinsic value of options exercised	$360	$105	$1,530	$202
Stock option compensation expense recorded	$188	$—	$404	$—
Options granted	—	43,050	—	43,050

Non executive officer employees had loans outstanding of $706,000 and $708,000 at June 30, 2006 and December 31, 2005 that were originated to fund stock option exercises.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model.  This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of Republic’s stock, and other factors.  Expected dividends are based on dividend trends and the market price of Republic’s stock price at grant.  Republic uses historical data to estimate option exercises and employee terminations within the valuation model.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.  There were no options granted during the three and six month periods ended June 30, 2006.

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock option compensation expense was reduced for estimated forfeitures prior to vesting primarily based on the historical annual forfeiture rate of 3%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2006 and beyond is estimated as follows:

Year	(in thousands)
July – December 2006	$432
2007	674
2008	502
2009	334
2010	85
2011	13

Total	$2,040

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

The following table presents information on director deferred compensation shares outstanding for the periods shown:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Deferred Shares	Weighted Average Market Price at Date of Deferral	Deferred Shares	Weighted Average Market Price at Date of Deferral	Deferred Shares	Weighted Average Market Price at Date of Deferral	Deferred Shares	Weighted Average Market Price at Date of Deferral

Balance, beginning of period	7,951	$20.47	1,529	$21.16	5,845	$20.51	—	$—
Awarded	1,051	20.60	1,187	20.68	3,157	20.41	2,716	20.95
Released	—	—	—	—	—	—	—	—
Balance, end of period	9,002	20.47	2,716	20.95	9,002	20.47	2,716	20.95

Director deferred compensation has been expensed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005

Director Deferred Compensation Expense	$22	$25	$64	$57

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123R for the three and six month periods ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(dollars in thousands, except per share data)	2005	2005

Net income, as reported	$7,944	$21,262
Deduct:
Stock based compensation expense determined under the fair value based method, net of tax	227	453
Pro forma net income	$7,717	$20,809

Earnings per share from continuing operations, as reported:
Class A Common Share	$0.33	$0.93
Class B Common Share	0.32	0.91

Earnings per share, as reported:
Class A Common Share	0.40	1.07
Class B Common Share	0.39	1.06

Pro forma basic earnings per share from continuing operations:
Class A Common Share	0.32	0.90
Class B Common Share	0.31	0.89

Pro forma basic earnings per share:
Class A Common Share	0.39	1.05
Class B Common Share	0.38	1.04

Diluted earnings per share from continuing operations, as reported:
Class A Common Share	0.32	0.89
Class B Common Share	0.31	0.87

Diluted earnings per share, as reported:
Class A Common Share	0.38	1.03
Class B Common Share	0.38	1.01

Pro forma diluted earnings per share from continuing operations:
Class A Common Share	0.31	0.87
Class B Common Share	0.30	0.85

Pro forma diluted earnings per share:
Class A Common Share	0.37	1.01
Class B Common Share	0.37	0.99

3.   DISCONTINUED OPERATIONS – PAYDAY LENDING

By letter to Republic Bank & Trust Company dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and requested that the Board of Directors consider terminating this line of business.  Consequently, on February 24, 2006, Republic Bank & Trust Company and ACE Cash Express, Inc. (“Ace”) amended the agreement regarding Republic Bank & Trust Company’s payday loan activities in Texas, Pennsylvania and Arkansas.  With respect to Texas, Republic Bank & Trust Company ceased offering payday loans the week of February 27, 2006.  With respect to Arkansas and Pennsylvania, Republic Bank & Trust Company ceased offering payday loans on June 30, 2006.  The Company did not incur any additional costs related to the termination of the ACE contract and does not anticipate incurring any additional costs in the future. The Company had payday loans outstanding of $423,000 related to the above contract at June 30, 2006.

By letter to Republic Bank & Trust Company of Indiana dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and asked the Board of Directors to consider terminating this line of business.  Republic Bank & Trust Company of Indiana voluntarily elected to terminate its Internet payday loan program the week of February 20, 2006.  The Internet payday loan program began operating in July 2005 and remained in a developmental stage until its termination date. The Company had no payday loans outstanding related to the above program at June 30, 2006.

The following table illustrates the financial statements of the discontinued operation:

Balance Sheets

(dollars in thousands)	June 30, 2006	December 31, 2005

Cash and cash equivalents	$326	$730
Loans	423	5,779
Less Allowance for loan losses	32	682
Net Loans	391	5,097
Premises and equipment, net	—	40
Other assets and accrued interest receivable	23	81

Total assets	$740	$5,948

Deposits	$84	$459
Federal Home Loan Bank borrowings	339	5,320
Total liabilities	423	5,779

Allocated equity	317	169
Total liabilities and allocated equity	$740	$5,948

Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2006	2005	2006	2005

Interest income:
Loans, including fees	$18	$3,320	$525	$6,581
Total interest income	18	3,320	525	6,581

Interest expense:
Federal Home Loan Bank borrowings	4	211	30	380
Total interest expense	4	211	30	380

Net interest income	14	3,109	495	6,201
Provision for loan losses	(27)	664	(320)	894
Net interest income after provision	41	2,445	815	5,307

Non interest income:
Service charges on deposit accounts	—	8	—	18
Total non interest income	—	8	—	18

Non interest expense:
Salaries and employee benefits	8	62	120	126
Occupancy and equipment, net	—	—	115	—
Marketing and development	—	—	108	—
Data processing expense	—	—	130	—
Other	36	334	519	801
Total non interest expenses	44	396	992	927

Gross operating profit (loss)	(3)	2,057	(177)	4,398
Income tax expense (benefit)	(2)	694	(62)	1,502
Net income (loss)	$(1)	$1,363	$(115)	$2,896

4.   SECURITIES

Securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2006 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$249,713	$—	$(3,281)	$246,432
Mortgage backed securities, including CMOs	140,368	98	(2,666)	137,800

Total securities available for sale	$390,081	$98	$(5,947)	$384,232

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2005 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$333,348	$13	$(3,067)	$330,294
Mortgage backed securities, including CMOs	119,300	130	(1,859)	117,571

Total securities available for sale	$452,648	$143	$(4,926)	$447,865

Securities to be held to maturity:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
June 30, 2006 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$7,110	$—	$(124)	$6,986
Mortgage backed securities, including CMOs	51,031	279	(505)	50,805

Total securities to be held to maturity	$58,141	$279	$(629)	$57,791

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
December 31, 2005 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$12,110	$—	$(131)	$11,979
Mortgage backed securities, including CMOs	52,188	525	(290)	52,423

Total securities to be held to maturity	$64,298	$525	$(421)	$64,402

Securities pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law are as follows:

(in thousands)	June 30, 2006	December 31, 2005
Amortized cost	$407,577	$400,986
Fair value	401,964	397,255

5.     LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30,	December 31,
(in thousands)	2006	2005

Residential real estate	$1,141,051	$1,056,175
Commercial real estate	609,937	565,970
Real estate construction	91,032	84,850
Commercial	58,126	46,562
Consumer	36,993	35,529
Deferred deposits (“Payday loans”), Discontinued operations	423	5,779
Home equity	255,929	265,895
Total loans	2,193,491	2,060,760
Less:
Unearned interest income and unamortized loan fees	9	104
Allowance for loan losses	10,760	11,009

Loans, net	$2,182,722	$2,049,647

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the FHLB:

	June 30,	December 31,
(in thousands)	2006	2005

First lien, single family residential	$1,008,000	$938,000
Home equity lines of credit	161,000	169,000
Multi-family, commercial real estate	50,000	56,000

An analysis of the Allowance for loan losses follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Allowance for loan losses at beginning of period	$11,023	$13,821	$11,009	$13,554

Provision for loan losses from continuing operations	573	(867)	1,903	723
Provision for loan losses from discontinued operations	(27)	664	(320)	894

Charge offs – Banking	(686)	(288)	(1,161)	(634)
Charge offs – Tax Refund Solutions	(482)	(285)	(1,358)	(2,213)
Charge offs – Discontinued operations	—	—	(409)	—

Recoveries – Banking	125	241	323	362
Recoveries – Tax Refund Solutions	219	96	694	696
Recoveries – Discontinued operations	15	—	79	—

Allowance for loan losses at end of period	$10,760	$13,382	$10,760	$13,382

Information regarding Republic’s impaired loans follows:

	June 30,	December 31,
(in thousands)	2006	2005

Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	1,744	1,856

Total	$1,744	$1,856

No additional funds are committed to be advanced in connection with the above impaired loans.

Detail of non performing loans and non performing assets is as follows:

(dollars in thousands)	June 30, 2006	December 31, 2005

Loans on non-accrual status	$6,569	$5,725
Loans past due 90 days or more and still on accrual	564	295
Total non performing loans	7,133	6,020
Other real estate owned	55	452
Total non performing assets	$7,188	$6,472
Non performing loans to total loans	0.33%	0.29%
Non performing assets to total loans	0.33	0.31

6.   DEPOSITS

	June 30,	December 31,
(in thousands)	2006	2005
Demand (NOW and SuperNOW)	$204,016	$262,714
Money market accounts	386,787	322,421
Internet money market accounts	17,241	33,864
Savings	44,319	43,548
Individual retirement accounts	52,036	48,954
Certificates of deposit, $100,000 and over	153,805	168,777
Other certificates of deposit	263,808	282,609
Brokered deposits	199,324	153,194
Total interest-bearing deposits	1,321,336	1,316,081
Total non interest-bearing deposits	279,800	286,484
Total	$1,601,136	$1,602,565

7.              FEDERAL HOME LOAN BANK (“FHLB”) BORROWINGS

(in thousands)	June 30, 2006	December 31, 2005

FHLB convertible fixed interest rate advances with a weighted average interest rate of 4.93%(1) due through 2011	$60,000	$90,000

Overnight FHLB borrowings with a weighted average interest rate of 5.31%	158,600	117,000

FHLB fixed interest rate advances with a weighted average interest rate of 4.07% due through 2010	363,778	354,133

Total FHLB borrowings	$582,378	$561,133

(1) Represents convertible borrowings with the FHLB.  These borrowings have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not converted earlier by the FHLB.  At the end of their respective fixed rate periods, the FHLB has the right to convert the borrowings to floating rate advances tied to LIBOR or the Company can prepay the borrowings at no penalty.  The Company has $60 million in these advances that are currently eligible to be converted on their quarterly repricing date. Based on market conditions at this time, management does not believe these advances are likely to be converted in the short-term.

FHLB borrowings are collateralized by a blanket pledge of eligible real estate loans.  At June 30, 2006, Republic had available collateral to borrow an additional $191 million from the FHLB.  Republic also has unsecured lines of credit totaling $175 million available through various financial institutions.

Aggregate future principal payments on FHLB borrowings, based on contractual maturity date or expected call for the remainder of 2006 and beyond is as follows:

Year	(in thousands)
July – December 2006	$243,600
2007	90,000
2008	118,500
2009	82,000
2010	42,370
Thereafter	5,908

Total	$582,378

8.    SUBORDINATED NOTE

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., issued $40 million in Trust Preferred Securities (“TPS”). The TPS mature on September 30, 2035 and are redeemable at the Company’s option after ten years. The TPS pay a fixed interest rate for 10 years and adjust with LIBOR thereafter.  The subordinated debentures are currently treated as Tier 1 Capital for regulatory purposes and the related interest expense, currently payable quarterly at the annual rate of 6.015%, is included in the consolidated financial statements.

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

As of June 30, 2006, exclusive of mortgage banking loan commitments, Republic had outstanding loan commitments totaling $455 million, which included unfunded home equity lines of credit totaling $282 million.  As of December 31, 2005, exclusive of mortgage banking loan commitments, Republic had outstanding loan commitments totaling $475 million, which included unfunded home equity lines of credit totaling $269 million.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party.  The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit.  Commitments outstanding under standby letters of credit totaled $10 million at June 30, 2006 and December 31, 2005.

At June 30, 2006 and December 31, 2005 Republic had $72 million in letters of credit from the FHLB issued on behalf of the Bank’s clients. Approximately $12 million of these letters of credit were used as credit enhancements for client bond offerings. The remaining $60 million letter of credit was used to collateralize a public funds deposit, which the Company classifies in short-term borrowings. These letters of credit reduce Republic’s available borrowing line at the FHLB by the above total amount. Republic uses a blanket pledge of eligible real estate loans to secure the letters of credit.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2006	2005	2006	2005

Net income from continuing operations	$5,962	$6,581	$15,809	$18,366
Net income from discontinued operations	(1)	1,363	(115)	2,896
Net income, basic and diluted	5,961	7,944	15,694	21,262

Weighted average shares outstanding	19,517	19,842	19,500	19,840
Effect of dilutive securities	513	810	528	850
Average shares outstanding including dilutive securities	20,030	20,652	20,028	20,690

Basic earnings per share from continuing operations:
Class A Common Stock	$0.31	$0.33	$0.81	$0.93
Class B Common Stock	0.30	0.32	0.80	0.91

Diluted earnings per share from continuing operations:
Class A Common Stock	$0.30	$0.32	$0.79	$0.89
Class B Common Stock	0.29	0.31	0.77	0.87

Basic earnings per share from discontinued operations:
Class A Common Stock	$—	$0.07	$(0.01)	$0.15
Class B Common Stock	—	0.06	(0.01)	0.13

Diluted earnings per share from discontinued operations:
Class A Common Stock	$—	$0.07	$(0.01)	$0.14
Class B Common Stock	—	0.06	(0.01)	0.13

Basic earnings per share:
Class A Common Stock	$0.31	$0.40	$0.81	$1.07
Class B Common Stock	0.30	0.39	0.79	1.06

Diluted earnings per share:
Class A Common Stock	$0.30	$0.38	$0.79	$1.03
Class B Common Stock	0.29	0.38	0.77	1.01

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Antidilutive Stock Options	51,869	30,476	51,869	6,615

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

Segment information follows:

	Three Months Ended June 30, 2006
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$19,896	$380	$86	$20,362	$14
Provision for loan losses	792	(219)	—	573	(27)
Electronic Refund Check fees	—	523	—	523	—
Net gain on sale of RALs	—	404	—	404	—
Mortgage banking income	—	—	487	487	—
Other revenue	6,450	5	(168)	6,287	—
Income tax expense	2,960	297	78	3,335	(2)
Net income	5,387	433	142	5,962	(1)
Segment assets	2,792,125	3,574	4,240	2,799,939	740

	Three Months Ended June 30, 2005
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$18,613	$285	$69	$18,967	$3,109
Provision for loan losses	(823)	(44)	—	(867)	664
Electronic Refund Check Fees	—	833	—	833	—
Mortgage banking income	—	—	726	726	—
Other revenue	5,497	22	(185)	5,334	8
Income tax expense	3,107	89	122	3,318	694
Net income	6,070	273	238	6,581	1,363
Segment assets	2,537,164	2,856	9,369	2,549,389	45,014

	Six Months Ended June 30, 2006
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$39,403	$5,591	$132	$45,126	$495
Provision for loan losses	1,239	664	—	1,903	(320)
Electronic Refund Check fees	—	3,951	—	3,951	—
Net gain on sale of RALs	—	2,418	—	2,418	—
Mortgage banking income	—	—	942	942	—
Other revenue	12,106	7	(300)	11,813	—
Income tax expense	5,472	2,897	135	8,504	(62)
Net income	10,171	5,387	251	15,809	(115)
Segment assets	2,792,125	3,574	4,240	2,799,939	740

	Six Months Ended June 30, 2005
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$36,568	$8,722	$172	$45,462	$6,201
Provision for loan losses	(794)	1,517	—	723	894
Electronic Refund Check Fees	—	5,828	—	5,828	—
Mortgage banking income	—	—	1,352	1,352	—
Other revenue	10,362	65	(369)	10,058	18
Income tax expense	5,765	3,525	238	9,528	1,502
Net income	11,113	6,794	459	18,366	2,896
Segment assets	2,537,164	2,856	9,369	2,549,389	45,014

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the Parent Company of Republic Bank & Trust Company, Republic Bank & Trust Company of Indiana (together referred to as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust.  Republic Invest Co. includes its subsidiary, Republic Capital LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: TRS RAL Funding LLC, Republic Financial Services, LLC and Republic Insurance Agency, LLC. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with Part I., Item 1. “Financial Statements.”

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

OVERVIEW

Net income from continuing operations for the quarter ended June 30, 2006 was $6.0 million, representing a decline of $619,000 or 9% compared to the same period in 2005.  Diluted earnings per Class A Common Share from continuing operations declined 6% to $0.30 for the quarter ended June 30, 2006 compared to $0.32 for the same period in 2005.

Overall net income for the quarter ended June 30, 2006 was $6.0 million, representing a decline of $2.0 million or 25% compared to the same period in 2005.  Diluted earnings per Class A Common Share declined 21% to $0.30 for the quarter ended June 30, 2006 compared to $0.38 for the same period in 2005.

Net income from continuing operations for the six months ended June 30, 2006 was $15.8 million, representing a decline of $2.6 million or 14% compared to the same period in 2005.  Diluted earnings per Class A Common Share from continuing operations declined 11% to $0.79 for the six months ended June 30, 2006 compared to $0.89 for the same period in 2005.

Overall net income for the six months ended June 30, 2006 was $15.7 million, representing a decline of $5.6 million or 26% compared to the same period in 2005.  Diluted earnings per Class A Common Share from continuing operations declined 23% to $0.79 for the six months ended June 30, 2006 compared to $1.03 for the same period in 2005.

Highlights for the quarter and six months ended June 30, 2006 consist of the following:

•                  In February 2006, the Bank substantially exited the payday loan business.  For financial reporting purposes, the payday loan business segment has been treated as a discontinued operation.  All current period and prior period data has been restated to reflect continuing operations absent of the payday loan business.

•                  Net income from continuing operations decreased for the quarter and six months ended June 30, 2006 compared to the same periods in 2005 due primarily to a decrease in ERC volume at TRS, a higher provision for loan losses within the traditional banking segment and higher overall non interest expenses across the Company.

•                  For the first time in its history, the Company sold a portion of its Refund Anticipation Loan (“RAL”) portfolio into a securitization during the first quarter of 2006.  Under Generally Accepted Accounting Principles (“GAAP”), fees on securitized RALs are classified as non interest income on the face of the income statement.  Historically, the Company retained all RALs with their corresponding fees being included in interest income on loans.

•                  Net interest income within the traditional “Banking” segment increased $2.8 million or 8% during the first six months of 2006 and $1.3 million or 7% for the quarter ended June 30, 2006 compared to same periods in 2005.  The increases in net interest income within the traditional “Banking” segment were driven by growth in the loan portfolio, particularly the real estate loan portfolios.

•                  Net loans, primarily consisting of secured real estate loans, increased by $133 million, or 6% to $2.2 billion during the first six months of 2006.  The growth was spread across the residential real estate, commercial real estate, real estate construction and commercial loan portfolios.

•                  The Company experienced an increase in the provision for loan losses of $1.2 million for the first six months of 2006 and $1.4 million for the quarter ended June 30, 2006 compared to the same periods in the prior year.  This increase was most prevalent in the traditional banking segment which increased $2 million for the first six months of 2006 and $1.6 million for the quarter ended June 30, 2006 compared to the same periods in the prior year.  The increase in provision expense for both the quarter and six months ended June 30, 2006 was primarily due to growth in the loan portfolio during the current year and a large credit recorded to the provision during the second quarter of 2005 associated with improvements in a few large classified loans.

•                  Service charges on deposit accounts increased $1.7 million or 24% during the first six months of 2006 and $822,000 or 22% for the quarter ended June 30, 2006 compared to the same periods in 2005.  The increases in service charges on deposit accounts for both the quarter and six months ended June 30, 2006 were due to growth in the number of checking accounts and an increase in the Bank’s overdraft fee which became effective August 1, 2005.

•                  Electronic Refund Check (“ERC”) fees declined $1.9 million or 32% for the six months ended June 30, 2006 compared to the same period in 2005 due primarily to the discontinuation of business relationship with one large tax preparation software partner. Because the substantial majority of the Company’s tax business occurs during the first quarter of each year, most of this decline relates to the first quarter of 2006.

•                  On June 12, 2006, Republic announced a definitive agreement to acquire GulfStream Community Bank (“GulfStream”) of Port Richey, Florida for $18.1 million in cash.  Republic has long had a desire to enter the Florida market by acquiring an institution that embodies similar values as a community-based financial institution with strong credit quality.  GulfStream, which began operations in 2000, had total assets of $64 million with total loans of $45 million and total deposits of $54 million as of June 30, 2006.  The acquisition is expected to close in the fourth quarter of 2006 and is not expected to impact the Company’s earnings per share in the first year of operations.

BUSINESS SEGMENT COMPOSITION

The Company is divided into four distinct business operating segments:  Banking, Tax Refund Solutions, Mortgage Banking and Deferred Deposits or “Payday Loans.” As discussed throughout this document, the Company substantially exited the deferred deposit business during the first quarter of 2006; therefore, its segment operations are presented as discontinued operations.  Total assets and net income by segment for the three and six months ended June 30, 2006 and 2005 are presented below:

	Three Months Ended June 30, 2006
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$5,387	$433	$142	$5,962	$(1)
Segment assets	2,792,125	3,574	4,240	2,799,939	740

	Three Months Ended June 30, 2005
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$6,070	$273	$238	$6,581	$1,363
Segment assets	2,537,164	2,856	9,369	2,549,389	45,014

	Six Months Ended June 30, 2006
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$10,171	$5,387	$251	$15,809	$(115)
Segment assets	2,792,125	3,574	4,240	2,799,939	740

	Six Months Ended June 30, 2005
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$11,113	$6,794	$459	$18,366	$2,896
Segment assets	2,537,164	2,856	9,369	2,549,389	45,014

(I)  Banking

As of June 30, 2006, Republic had a total of 35 full-service banking centers with 33 located in Kentucky and two in southern Indiana. Republic’s primary market areas are located in metropolitan Louisville, central Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 18 additional banking centers.  Republic’s central Kentucky market includes 14 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Fort Wright (1); Frankfort (2); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). The Company reached an agreement during the second quarter of 2006 to enter the Florida market via the acquisition of a $64 million community bank located just north of Tampa. Also, the Company has announced plans to open a Loan Production Office (“LPO”) in Tampa, Florida in 2006. Republic Bank & Trust Company of Indiana has banking centers located in New Albany and Jeffersonville, Indiana. Republic also has two LPOs (“Republic Finance”) located in Louisville, Kentucky that operate as a division of Republic Bank & Trust Company.  Republic Finance offers an array of loan products to individuals who may not qualify under the Bank’s standard underwriting guidelines.

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

Commercial Lending – Commercial loans are primarily real estate secured and are generated through banking centers in the Company’s market areas.  The Company makes commercial loans to a variety of industries and promotes this business through focused calling programs, in order to broaden relationships by providing business clients with loan, deposit and cash management services.

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

(II)  Tax Refund Solutions (“TRS”)

Republic Bank & Trust Company is one of a limited number of financial institutions that facilitates the payment of federal and state tax refunds through tax preparers located throughout the U.S.. The Company facilitates the payment of these tax refunds through three primary products.  For those taxpayers who apply and qualify, the Company offers RALs. RALs are repaid when the taxpayers’ refunds are electronically received by the Company from the government.  For those taxpayers who wish to receive their funds electronically via an ACH, the Company will provide an ERC or an Electronic Refund Deposit (“ERD”) to the taxpayer. An ERC/ERD is issued to the taxpayer after the Company has received the tax refund from the federal or state government.

See Footnote 12 of Item 1. “Financial Statements” for a description of the securitization that the Company utilized during the first quarter of 2006. This securitization represented the sale of a portion of the RAL portfolio to a financial institution, and except for the capital that was allocated for the small retained interest kept by the Company, it eliminated the funding impact on the regulatory capital ratios of the Company. The net gain on this securitization, which represents the net amount of the fees from the loans, the fees paid by Republic, and the recourse obligation or provision expense incurred by Republic on the sold loans, is classified on the face of the income statement as non interest income under the caption “Net gain on sale of RALs.”

See additional discussion about this product below under Footnote 11 “Segment Information” of Item 1. “Financial Statements.”

(III)  Mortgage Banking

Mortgage banking activities primarily include 15, 20 and 30-year fixed rate real estate loans that are sold into the secondary market. Since 2003, Republic historically retained servicing on substantially all loans sold into the secondary market; however, during the second quarter of 2006, the Company began selling the majority of its loans with servicing released.  Administration of loans with the servicing retained by the Company includes collecting principal and interest payments, escrowing funds for taxes and insurance and remitting payments to the secondary market investors.  A fee is received by Republic for performing these standard servicing functions. See additional discussion about this product under Footnote 11 “Segment Information” of Item 1. “Financial Statements.”

(IV)  Discontinued Operations (“Deferred Deposits” or “Payday Lending”)

Payday loans are transactions whereby customers receive cash advances in exchange for a check or authorization to electronically debit the customer’s checking account for the advanced amount plus a fixed fee. Under the Marketer/Servicer model, customers can reclaim their checks in cash for the amount of the advance plus the fee, on or before the due date of the advance.  If the customer does not reclaim the check in cash by the advance due date, the check is deposited.  Payday loan transactions are recorded as loans on the Company’s financial statements.  The corresponding fees are recorded as a component of income from discontinued operations. The Company had $423,000 in payday loans outstanding at June 30, 2006, or less than one half of one percent of total loans outstanding.

The Bank substantially exited the payday loan segment of business during February 2006.  This has been treated as a discontinued operation and all current period and prior period data has been restated to reflect operations absent of the payday lending segment of business.  The Company completely ceased originating payday loans on June 30, 2006.

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

For the second quarter of 2006 net interest income was $20.4 million, an increase of $1.4 million, or 7%, over the same period in 2005. As illustrated in Table 3, the Company was able to increase its net interest income primarily through growth in the Company’s traditional loan portfolio combined with an increase in yield on new loans and on its investment portfolio, as the Company maintained a short repricing duration on its investments for interest rate risk purposes. The increased interest income from loans and investments was partially offset by increased interest expense on money market accounts and repurchase agreements, which reprice with short-term indices.  The Company’s net interest spread from continuing operations declined 16 basis points for the second quarter of 2006 compared to the same period in 2005 while net interest margin from continuing operations declined 2 basis points for the same period.

For the first six months of 2006, net interest income was $45.1 million, a decline of $336,000, or 1%, from the same period in 2005.  The Company experienced a $3.1 million or 36% decline in net interest income within the TRS business segment as a direct result of the RAL securitization, which effectively caused $4.2 million in RAL fees to be classified in non interest income because they were related to securitized RALs.  The Company experienced a $2.8 million increase in net interest income within the Banking segment which was primarily related to growth in the traditional loan portfolio, particularly within the residential real estate portfolio.  Total traditional “Bank” loans increased $281 million from June 30, 2005 to June 30, 2006.

The Company’s net interest spread from continuing operations declined 40 basis points for the first six months of 2006 to 2.82% compared to the same period in 2005, while net interest margin from continuing operations declined 26 basis points to 3.41% for the same period.  Approximately 18 basis points of the decline in the net interest margin was the result of the fees on the securitized RALs now being classified in non interest income, while in past years all RALs were retained and their corresponding fees were included as a component of interest income on loans.  The remainder of the decline in the net interest margin and net interest spread was the result of an increase in the Company’s cost of funds without a similar corresponding increase in its yield on earning assets.  More specifically, this contraction primarily occurred because much of the Company’s funding is derived from large commercial cash management accounts that are tied to immediately repricing indices, while the majority of the Company’s interest earning assets are real estate secured loans that reprice over a longer period.  Based on the Company’s current balance sheet structure, management believes that the net interest spread and margin in 2006 will continue to contract unless short-term rates decline significantly from current levels. Management is unable to precisely determine the negative impact of continued contraction on the Company’s net interest spread and margin in the future.

For additional information on the past effect of rising short-term interest rates on Republic’s net interest income, see section titled “Volume/Rate Variance Analysis” in this section of the document.  For additional information on the potential future effect of rising short-term interest rates on Republic’s net interest income, see section titled “Interest Rate Sensitivity” in this section of the document. For additional discussion regarding the securitization, see the section titled “Tax Refund Solutions” and Footnote 12 of Item 1. “Financial Statements.”

Table 1 and Table 2 provide detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three and six month periods ended June 30, 2006 and 2005. Table 3 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 1 – Average Balance Sheets and Interest Rates from Continuing Operations for the Three Months Ended June 30, 2006 and 2005

	June 30, 2006			June 30, 2005
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Earning assets:
Investment securities(1)	$484,970	$5,478	4.52%	$535,446	$4,714	3.52%
Federal funds sold and other	20,867	247	4.73	51,505	368	2.86
Loans and fees(2)	2,156,678	35,360	6.56	1,874,244	28,320	6.04
Total earning assets	2,662,515	41,085	6.17	2,461,195	33,402	5.43

Less: Allowance for loan losses	(11,103)			(11,191)

Non-earning assets:
Cash and cash equivalents	53,607			53,127
Premises and equipment, net	32,417			32,677
Other assets(1)	38,091			31,500
Total assets	$2,775,527			$2,567,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$265,634	$565	0.85%	$330,345	$798	0.97%
Money market accounts	389,109	3,514	3.61	291,359	1,433	1.97
Time deposits	466,599	4,425	3.79	476,496	3,985	3.35
Brokered deposits	184,641	1,998	4.33	137,331	1,157	3.37
Total deposits	1,305,983	10,502	3.22	1,235,531	7,373	2.39

Repurchase agreements and other short-term borrowings	342,753	3,724	4.35	372,348	2,450	2.63
Federal Home Loan Bank borrowings	547,211	5,870	4.29	449,254	4,612	4.11
Subordinated note	41,240	627	6.08	—	—	—
Total interest-bearing liabilities	2,237,187	20,723	3.71	2,057,133	14,435	2.81

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	286,620			289,588
Other liabilities	28,403			20,539
Stockholders’ equity	223,853			211,217
Less: Stockholders’ equity allocated to discontinued operations	(536)			(11,169)
Total liabilities and stockholders’ equity	$2,775,527			$2,567,308

Net interest income		$20,362			$18,967

Net interest spread			2.46%			2.62%

Net interest margin			3.06%			3.08%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)       The amount of loan fee income included in interest income was $536,000 and $558,000 for the three months ended June 30, 2006 and 2005.

Table 2 – Average Balance Sheets and Interest Rates from Continuing Operations for the Six Months Ended June 30, 2006 and 2005

	June 30, 2006			June 30, 2005
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Earning assets:
Investment securities(1)	$504,447	$11,330	4.49%	$547,849	$9,391	3.43%
Federal funds sold and other	13,332	304	4.56	71,626	938	2.62
Loans and fees(2)	2,130,420	73,219	6.87	1,855,528	63,221	6.81
Total earning assets	2,648,199	84,853	6.41	2,475,003	73,550	5.94

Less: Allowance for loan losses	(11,401)			(11,936)

Non-earning assets:
Cash and cash equivalents	53,476			56,184
Premises and equipment, net	32,361			33,129
Other assets(1)	36,771			29,418
Total assets	$2,759,406			$2,581,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$279,549	$1,390	0.99%	$335,347	$1,624	0.97%
Money market accounts	382,863	6,625	3.46	296,140	2,635	1.78
Time deposits	474,960	8,819	3.71	471,905	7,824	3.32
Brokered deposits	175,053	3,675	4.20	132,702	2,182	3.29
Total deposits	1,312,425	20,509	3.13	1,236,094	14,265	2.31

Repurchase agreements and other short-term borrowings	336,031	6,992	4.16	377,726	4,577	2.42
Federal Home Loan Bank borrowings	526,083	10,979	4.17	452,878	9,246	4.08
Subordinated note	41,240	1,247	6.05	—	—	—
Total interest-bearing liabilities	2,215,779	39,727	3.59	2,066,698	28,088	2.72

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	294,741			301,540
Other liabilities	29,809			20,924
Stockholders’ equity	220,019			208,206
Less: Stockholders’ equity allocated to discontinued operations	(942)			(15,570)
Total liabilities and stockholders’ equity	$2,759,406			$2,581,798

Net interest income		$45,126			$45,462

Net interest spread			2.82%			3.22%

Net interest margin			3.41%			3.67%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)       The amount of loan fee income included in interest income was $5.7 million and $9.4 million for the six months ended June 30, 2006 and 2005.

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

Table 3 – Volume/Rate Variance Analysis from Continuing Operations

	Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005			Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
		Increase/(Decrease) Due to			Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:

Investment securities	$764	$(476)	$1,240	$1,939	$(791)	$2,730
Federal funds sold and other	(121)	(287)	166	(634)	(1,060)	426
Loans and fees	7,040	4,651	2,389	9,998	7,185	2,813
Net change in interest income	7,683	3,888	3,795	11,303	5,334	5,969

Interest expense:

Transaction accounts	(233)	(145)	(88)	(234)	(277)	43
Money market accounts	2,081	596	1,485	3,990	944	3,046
Time deposits	440	(84)	524	995	51	944
Brokered deposits	841	461	380	1,493	800	693
Repurchase agreements and other short-term borrowings	1,274	(209)	1,483	2,415	(554)	2,969
Federal Home Loan Bank borrowings	1,258	1,043	215	1,733	1,524	209
Subordinated note	627	627	—	1,247	1,247	—
Net change in interest expense	6,288	2,289	3,999	11,639	3,735	7,904

Net change in net interest income	$1,395	$1,599	$(204)	$(336)	$1,599	$(1,935)

Non interest Income

Non interest income increased $1.9 million or 11% during the six months ended June 30, 2006 compared to the same period in 2005, due primarily to an increase in service charges on deposit accounts.  For the quarter ended June 30, 2006 non interest income increased $808,000 or 12% over the same period in 2005, due primarily to the same reason.

Service charges on deposit accounts increased $1.7 million or 24% during the first six months of 2006 and $822,000 or 22% for the quarter ended June 30, 2006 compared to the same periods in 2005. The increases were due primarily to growth in the Company’s checking account base in conjunction with the Bank’s “Overdraft Honor” program, which permits selected clients to overdraft their accounts up to a predetermined dollar amount (up to a maximum of $750) for the Bank’s customary overdraft fee.  The Company also increased its overdraft fee by 7% in August 2005.

ERC/ERD fees decreased $1.9 million, or 32%, to $4.0 million during the six months ended June 30, 2006 compared to the same period in 2005.  This decrease was due to a 27% decline in ERC/ERD volume from the prior year resulting primarily from the discontinuation of a business relationship with one large integrated software partner. The majority of this income was recognized during the first quarter of both years.  Because the substantial majority of the Company’s tax business occurs during the first quarter of each year, most of this decline relates to the first quarter of 2006.

Net gain on sale of RALs was $2.4 million for the six months ended June 30, 2006 as the Company completed its first securitization ever of a portion of the RAL portfolio.  The majority of this income was recognized during the first quarter of the year.  For the second quarter of 2006, the Company recorded a net gain on sale of RALs of $404,000. This gain represents recoveries of loans previously charged off that were sold into the securitization.  The potential exists during the remainder of the year that the Company will post additional recoveries of loans previously charged off that were sold into the securitization. The Company believes the impact of these recoveries will be immaterial to the financial statements and will recognize such recoveries in subsequent quarters as they are realized.

Detail of net gain on sale of refund anticipation loans follows:

(in thousands)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Refund anticipation loan fees on securitized RALs	$—	$4,230
Credit Losses	404	(1,204)
Other securitization costs	—	(608)
Net gain on sale of refund anticipation loans	$404	$2,418

See additional discussion under Footnote 11 “Segment Information” and Footnote 12 “Securitization” of Item 1. “Financial Statements.”

Non interest Expenses

Non interest expenses increased $4.0 million or 12% during the six months ended June 30, 2006 compared to the same period in 2005. Salaries and employee benefits increased $2.5 million during this period, attributable to annual merit increases, increased incentive compensation accruals and stock option compensation expense. The Company recorded stock option expense of $404,000 during the first six months of 2006 related to the adoption of SFAS 123R.

For the second quarter of 2006 non interest expenses increased $1.4 million or 8% compared to the same period in 2005.  Salaries and employee benefits increased $626,000 or 7% during this period, attributable to the same reasons cited in the preceding paragraph. The Company recorded stock option expense of $188,000 during the second quarter 2006 related to the adoption of SFAS 123R.

Occupancy and equipment expense increased $695,000, or 10%, during the six months ended June 30, 2006 compared to the same period in 2005.  The increase in occupancy and equipment was primarily attributable to increased rent and leasehold improvements for the Company’s operations’ areas as well as increased leasing costs and service agreements for the Company’s technology and operating systems.

Occupancy and equipment expense increased $328,000, or 10%, during the quarter ended June 30, 2006 compared to the same period in 2005. The increase in occupancy and equipment was primarily attributable to the reasons cited in the preceding paragraph.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005

Investment Securities

Securities available for sale decreased $64 million during the first six months of 2006 while securities to be held to maturity declined $6 million for the same period.  The decline in the investment securities portfolio primarily relates to maturing U.S. Government Securities and Agencies that were utilized to fund loan growth.

Loans

Net loans, primarily consisting of secured real estate loans, increased by $133 million to $2.2 billion at June 30, 2006.  This growth was primarily in the residential real estate and commercial real estate portfolios and resulted from continued promotion of its discounted closing costs promotions in both product types.

Allowance for Loan Losses and Provision for Loan Losses

The Company experienced an increase in the provision for loan losses of $1.2 million for the first six months of 2006 and $1.4 million for the quarter ended June 30, 2006 compared to the same periods in the prior year.  The traditional banking segment accounted for an increase of $2 million for the first six months of 2006 and $1.6 million for the quarter ended June 30, 2006 compared to the same periods in the prior year.  The increase in provision expense for both the quarter and six months ended June 30, 2006 was primarily due to growth in the loan portfolio during the current year and a large credit recorded to the provision during the second quarter of 2005 associated with improvements in a few large classified loans.

Also included in the provision for loan losses for the six month periods ended June 30, 2006 and June 30, 2005 were $664,000 and $1.5 million for losses associated with RALs retained by the Company.  The decrease in the provision associated with RALs resulted primarily from the securitization of a portion of the RAL portfolio during the first quarter of 2006.  Accounting for the securitization requires losses on the sold loans to be recorded as a reduction to the gain on sale of RALs in non interest income.  (For further detail on losses on RALs sold into the securitization, see section titled “Non Interest income”.)

The allowance for loan losses as a percent of total loans declined slightly to 0.49% at June 30, 2006 as compared to 0.53% as of December 31, 2005.  Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2006.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 4 – Summary of Loan Loss Experience

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2006	2005	2006	2005
Allowance for loan losses at beginning of period	$11,023	$13,821	$11,009	$13,554

Charge offs:
Real estate:
Residential	(190)	(106)	(490)	(183)
Commercial	—	—	(30)	(102)
Construction	—	—	—	—
Commercial	(169)	—	(169)	—
Consumer	(317)	(168)	(408)	(294)
Home equity	(10)	(14)	(64)	(55)
Tax Refund Solutions	(482)	(285)	(1,358)	(2,213)
Discontinued operations	—	—	(409)	-
Total	(1,168)	(573)	(2,928)	(2,847)
Recoveries:
Real estate:
Residential	26	123	54	130
Commercial	2	16	7	20
Construction	5	—	84	-
Commercial	10	5	14	15
Consumer	60	75	139	168
Home equity	22	22	25	29
Tax Refund Solutions	219	96	694	696
Discontinued operations	15	—	79	—
Total	359	337	1,096	1,058

Net loan charge offs / recoveries	(809)	(236)	(1,832)	(1,789)
Provision for loan losses from continuing operations	573	(867)	1,903	723
Provision for loan losses from discontinued operations	(27)	664	(320)	894
Allowance for loan losses at end of period	$10,760	$13,382	$10,760	$13,382

Ratios:
Allowance for loan losses to total loans	0.49%	0.69%	0.49%	0.69%
Net loan charge offs to average loans outstanding from continuing operations (annualized)	0.15	0.05	0.14	0.19
Allowance for loan losses to non performing loans	151	198	151	198

FEDERAL HOME LOAN BANK BORROWINGS

Approximately $60 million of the FHLB borrowings at June 30, 2006 are convertible advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years.  At the end of their respective fixed rate periods, the FHLB has the right to convert the borrowings to floating rate advances tied to LIBOR.  If the FHLB elects to convert the debt to a floating rate instrument, Republic has the right to pay off the advances without penalty.  During the first six months of 2006, the FHLB converted $30 million in advances to floating rate, overnight borrowings.  The weighted average coupon on the $60 million remaining at June 30, 2006 was 4.93%.  Based on market conditions at this time, management believes it is likely these advances will be converted to floating rate borrowings by the FHLB during 2006.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities.  Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and mortgage backed securities (“MBSs”) and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell securities, which is limited, due to the level of securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At June 30, 2006, these securities had a fair market value of $402 million.  Republic’s banking centers and its Internet site, www.republicbank.com, provide access to retail deposit markets. These retail deposits, if offered at attractive rates, have historically been a source of additional funding when needed. In addition, brokered certificates of deposit have provided a source of liquidity to the Company when needed to fund loan growth.

Traditionally, the Company has also utilized secured and unsecured borrowing lines to supplement its funding requirements.  At June 30, 2006, the Company had capacity with the Federal Home Loan Bank to borrow an additional $191 million. The Company also had $175 million in approved unsecured line of credit facilities available at June 30, 2006 through various third party sources.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Kentucky and Indiana banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At June 30, 2006, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana could, without prior approval, declare dividends of approximately $41 million and $526,000, respectively.  The Company does not plan to pay dividends from Republic Bank & Trust Company of Indiana in the foreseeable future.

CAPITAL

Total stockholders’ equity increased from $214 million at December 31, 2005 to $226 million at June 30, 2006. The increase in stockholders’ equity was primarily attributable to net income earned during 2006 reduced by dividends declared, the repurchase of Company stock and the change in accumulated other comprehensive income/(loss) as a result of a decrease in the value of the available for sale securities portfolio.

See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional detail regarding stock repurchases and buy back programs.

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

The FDIC has categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I leverage, Tier I risk based and total risk based capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the Federal Reserve and FDIC.  Republic’s average capital to average assets ratio was 7.97% at June 30, 2006 compared to 8.00% at December 31, 2005. Formal measurements of the capital ratios for the Company and Republic Bank & Trust Company are performed at each quarter end.

In August 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., issued $40 million in Trust Preferred Securities (“TPS”). The TPS pay a fixed interest rate for 10 years and adjust with LIBOR thereafter. The TPS mature on September 30, 2035 and are redeemable at the Company’s option after ten years. The subordinated debentures are treated as Tier I capital for regulatory purposes.   The sole asset of RBCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the TPS. The subordinated debentures and the related interest expense, which are payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements. The proceeds obtained from the TPS offering have been and will continue to be utilized to fund loan growth, support an existing stock repurchase program and for other general business purposes including the acquisition of GulfStream Community Bank in Florida.

The following table sets forth the Company’s risk based capital amounts and ratios as of June 30, 2006 and December 31, 2005.

Table 5 – Capital Ratios

	As of June 30, 2006		As of December 31, 2005
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$281,354	15.41%	$267,054	15.03%
Republic Bank & Trust Co.	234,222	13.26	220,730	12.78
Republic Bank & Trust Co. of Indiana	11,688	20.07	11,488	22.76

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$270,594	14.83	$256,046	14.41
Republic Bank & Trust Co.	200,618	11.35	186,905	10.82
Republic Bank & Trust Co. of Indiana	11,082	19.03	10,855	21.51

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$270,594	9.75	$256,046	9.47
Republic Bank & Trust Co.	200,618	7.40	186,905	7.12
Republic Bank & Trust Co. of Indiana	11,082	12.29	10,855	13.62

REGULATORY MATTERS

On July 22, 2005, Republic Bank & Trust Company received a Community Reinvestment Act (“CRA”) performance evaluation prepared as of October 4, 2004 with a “Needs to Improve” rating. Republic Bank & Trust Company voluntarily changed certain procedures and processes to address the Regulation B issues raised by the FDIC during the CRA Evaluation. As required by statute, the FDIC referred their conclusions to the Department of Justice (“DOJ”) for review.  Subsequent to June 30, 2006, the Company was notified that the DOJ has referred the Regulation B issue back to the FDIC for administrative handling with no further corrective action required by the DOJ.  At this time, the FDIC is considering whether it will require any further corrective actions by Republic.   On June 22, 2006, Republic Bank & Trust Company received a subsequent CRA evaluation prepared as of April 10, 2006 in which it received a “Satisfactory” rating.

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

Republic utilizes an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are evaluated with the model.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve. These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve. As with the Company’s previous simulation models, the June 30, 2006 simulation analysis continues to indicate that an increase in interest rates would have a negative effect on net interest income, while a decrease in interest rates would have a positive effect on net interest income.

The following table illustrates Republic’s projected annualized net interest sensitivity profile based on the asset/liability model as of June 30, 2006:

Table 6 – Interest Rate Sensitivity

Net Interest Income Change

Increase 200 basis points	-8.40%
Increase 100 basis points	-3.67
Decrease 100 basis points	2.81
Decrease 200 basis points	6.06

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included under Part I,  Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 1A. “Risk Factors.”

Item 4.     Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Information regarding risk factors appears in the Company’s Form 10-K for the year ending December 31, 2005, under the heading titled “Cautionary Statement Regarding Forward-Looking Statements” and in the Form 10-K Part I, Item 1A. “Risk Factors.”  There has been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2006 are included in the following table:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1– April 30	14,818		$19.91	14,818
May 1– May 31	17,599		18.53	17,599
June 1 – June 30	5,869		20.19	5,869
Total	38,286	*	$19.32	38,286	319,668

* – Includes 9,257 shares repurchased by the Company in connection with stock option exercises.

During the second quarter and six months ended June 30, 2006, the Company repurchased 29,029 shares in addition to the stock option exercises detailed above.  During the second quarter of 2006, the Company’s Board of Directors approved the repurchase of an additional 300,000 shares, from time to time, if market conditions are deemed favorable to the Company. During the third quarter of 2005, the Company’s Board of Directors approved the repurchase of 262,500 shares.  The repurchase programs will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program.  As of June 30, 2006, the Company had 319,668 shares which could be repurchased under the current stock repurchase programs.

During 2006, Republic issued approximately 5,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock.  The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.        Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	Lease between Jaytee Properties and InsBanc, Inc., dated February 3, 2003, relating to 9600 Brownsboro Road, Louisville, KY.

10.2	Assignment and Assumption of Lease by Republic Bank & Trust Company with the consent of Jaytee Properties, dated May 1, 2006, relating to 9600 Brownsboro Road, Louisville, KY.

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

/s/ Steven E. Trager
August 9, 2006	By:	Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

/s/ Kevin Sipes
August 9, 2006	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer