Form 10-Q
period 2006-09-30
REPUBLIC BANCORP INC /KY/
filed 2006-11-09
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

17,309,184 shares of Class A Common Stock, no par value and 2,238,543 shares of Class B Common Stock, no par value were outstanding at October 31, 2006, the latest practicable date.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS:

Cash and cash equivalents	$66,145	$77,169
Securities available for sale	453,678	447,865
Securities to be held to maturity (fair value of $57,481 in 2006 and $64,402 in 2005)	57,296	64,298
Mortgage loans held for sale	1,530	6,582
Loans, net of allowance for loan losses of $10,857 and $11,009 (2006 and 2005)	2,201,388	2,049,647
Federal Home Loan Bank stock, at cost	22,666	21,595
Premises and equipment, net	31,981	31,786
Other assets and accrued interest receivable	43,818	36,614

TOTAL ASSETS	$2,878,502	$2,735,556

LIABILITIES:

Deposits:
Non-interest-bearing	$282,134	$286,484
Interest-bearing	1,265,120	1,316,081
Total deposits	1,547,254	1,602,565

Securities sold under agreements to repurchase and other short-term borrowings	304,246	292,259
Federal Home Loan Bank advances	725,732	561,133
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	27,052	24,785

Total liabilities	2,645,524	2,521,982

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,670	4,475
Additional paid in capital	96,763	77,295
Retained earnings	134,413	136,381
Unearned shares in Employee Stock Ownership Plan	(1,128)	(1,468)
Accumulated other comprehensive loss	(1,740)	(3,109)

Total stockholders’ equity	232,978	213,574

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,878,502	$2,735,556

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME:

Loans, including fees	$37,363	$30,554	$111,558	$94,516
Securities
Taxable	5,622	4,466	15,873	13,393
Non taxable	80	—	80	—
Federal Home Loan Bank stock and other	551	623	1,934	2,025
Total interest income	43,616	35,643	129,445	109,934

INTEREST EXPENSE:

Deposits	11,267	8,101	31,776	22,366
Securities sold under agreements to repurchase and other short-term borrowings	3,954	2,613	10,946	7,190
Federal Home Loan Bank advances	7,070	5,065	18,049	14,311
Subordinated note	634	317	1,881	317
Total interest expense	22,925	16,096	62,652	44,184

NET INTEREST INCOME	20,691	19,547	66,793	65,750

Provision for loan losses	110	(300)	2,013	423

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,581	19,847	64,780	65,327

NON INTEREST INCOME:

Service charges on deposit accounts	4,291	3,682	12,043	9,996
Electronic refund check fees	3	77	3,954	5,905
Net RAL securitization income	113	—	2,531	—
Mortgage banking income	657	797	1,599	2,149
Debit card interchange fee income	935	787	2,674	2,311
Title insurance commissions	347	481	1,042	1,266
Other	255	273	906	967
Total non interest income	6,601	6,097	24,749	22,594

NON INTEREST EXPENSES:

Salaries and employee benefits	9,541	9,163	30,965	28,128
Occupancy and equipment, net	3,550	3,361	10,933	10,049
Communication and transportation	593	662	1,895	2,165
Marketing and development	543	637	1,728	1,681
Bankshares tax	546	490	1,648	1,350
Data processing	536	509	1,630	1,359
Debit card interchange expense	425	348	1,198	1,003
Supplies	289	302	947	827
Other	1,539	1,730	4,652	4,723
Total non interest expenses	17,562	17,202	55,596	51,285

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (Continued)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$9,620	$8,742	$33,933	$36,636

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS	3,294	2,965	11,798	12,493

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	6,326	5,777	22,135	24,143

INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE	522	3,445	345	7,843

INCOME TAX EXPENSE FROM DISCONTINUED OPERATIONS	182	1,172	120	2,674

INCOME FROM DISCONTINUED OPERATIONS OPERATIONS, NET OF INCOME TAX EXPENSE	340	2,273	225	5,169

NET INCOME	$6,666	$8,050	$22,360	$29,312

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Change in unrealized gain (loss) on securities	$2,062	$(643)	$1,369	$(1,721)
Less: Reclassification of realized amount	—	—	—	—
Net unrealized gain (loss) recognized in comprehensive income	2,062	(643)	1,369	(1,721)

COMPREHENSIVE INCOME	$8,728	$7,407	$23,729	$27,591

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (Continued)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Class A Common Stock	$0.32	$0.29	$1.14	$1.22
Class B Common Stock	0.31	0.29	1.11	1.22
BASIC EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:
Class A Common Stock	$0.02	$0.12	$0.01	$0.26
Class B Common Stock	0.02	0.11	0.01	0.24
BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.34	$0.41	$1.15	$1.48
Class B Common Stock	0.33	0.40	1.12	1.46
DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Class A Common Stock	$0.31	$0.28	$1.11	$1.17
Class B Common Stock	0.30	0.27	1.08	1.17
DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:
Class A Common Stock	$0.02	$0.11	$0.01	$0.25
Class B Common Stock	0.02	0.10	0.01	0.23
DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.33	$0.39	$1.12	$1.42
Class B Common Stock	0.32	0.39	1.09	1.40

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share data)

	Common Stock					Unearned Shares in Employee	Accumulated
(in thousands, except per share data)	Class A Shares Outstanding	Class B Shares Outstanding	Amount	Additional Paid In Capital	Retained Earnings	Stock Ownership Plan	Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, January 1, 2006	17,188	2,249	$4,475	$77,295	$136,381	$(1,468)	$(3,109)	$213,574
Net income	—	—	—	—	22,360	—	—	22,360
Net change in accumulated other comprehensive loss	—	—	—	—	—	—	1,369	1,369
Dividend declared Common Stock:
Class A ($0.282 per share)	—	—	—	—	(4,860)	—	—	(4,860)
Class B ($0.256 per share)	—	—	—	—	(575)	—	—	(575)
Stock options exercised, net of shares redeemed	107	—	25	723	(360)	—	—	388
Repurchase of Class A Common Stock	(29)	—	(7)	(144)	(424)	—	—	(575)
Conversion of Class B Common Stock to Class A Common Stock	10	(10)	—	—	—	—	—	—
Shares committed to be released under the Employee Stock Ownership Plan	30	—	—	272	—	340	—	612
Stock dividend	—	—	177	17,932	(18,109)	—	—	—
Note receivable on common stock, net of cash payments	—	—	—	(38)	—	—	—	(38)
Deferred compensation expense	—	—	—	104	—	—	—	104
Stock option expense	—	—	—	619	—	—	—	619
BALANCE, September 30, 2006	17,306	2,239	$4,670	$96,763	$134,413	$(1,128)	$(1,740)	$232,978

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (in thousands)

	2006	2005
OPERATING ACTIVITIES:
Net income	$22,360	$29,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion net	3,207	3,417
Federal Home Loan Bank stock dividends	(933)	(745)
Provision for loan losses, including provision from discontinued operations	1,660	(968)
Net gain on sale of mortgage loans held for sale	(1,034)	(1,787)
Origination of mortgage loans held for sale	(121,270)	(171,273)
Proceeds from sale of mortgage loans held for sale	127,356	173,929
Net RAL securitization income	2,531	—
Origination of refund anticipation loans sold	213,423	—
Proceeds from sale of refund anticipation loans	(215,954)	—
Employee Stock Ownership Plan expense	612	613
Deferred compensation plan expense	104	95
Stock option expense	619	—
Changes in other assets and liabilities:
Other assets and accrued interest receivable	(4,523)	(2,379)
Other liabilities and accrued interest payable	1,796	147
Net cash provided by operating activities	29,954	30,361

INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,605,681)	(3,339,058)
Purchases of securities to be held to maturity	(383)	—
Purchases of Federal Home Loan Bank stock	(138)	(270)
Proceeds from calls, maturities and paydowns of securities available for sale	1,603,764	3,400,240
Proceeds from calls, maturities and paydowns of securities to be held to maturity	7,365	34,040
Net increase in loans	(154,475)	(178,796)
Investment in unconsolidated subsidiary	—	(1,240)
Investment in new market tax credits	(3,040)	(8,992)
Purchases of premises and equipment, net	(4,337)	(2,088)
Net cash used in investing activities	(156,925)	(96,164)

FINANCING ACTIVITIES:
Net change in deposits	(55,311)	140,647
Net change in securities sold under agreements to repurchase and other short-term borrowings	11,987	(83,266)
Payments on Federal Home Loan Bank advances	(237,401)	(53,047)
Proceeds from Federal Home Loan Bank advances	402,000	40,333
Net proceeds from subordinated note	—	41,240
Common Stock repurchases	(575)	(5,957)
Net proceeds from Common Stock options exercised	388	202
Cash dividends paid	(5,141)	(4,389)
Net cash provided by financing activities	115,947	75,763

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,024)	9,960
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	77,169	77,850

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,145	$87,810

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$62,302	$43,658
Income taxes	10,505	13,264

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$1,036	$294

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — SEPTEMBER 30, 2006 AND 2005 (UNAUDITED) AND DECEMBER 31, 2005

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana (together referred to as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust.  Republic Invest Co. includes its subsidiary, Republic Capital LLC.  Republic Bancorp Capital Trust is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: TRS RAL Funding LLC, Republic Financial Services, LLC and Republic Insurance Agency, LLC.  All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation.  See Footnote 13 “Subsequent Event” of Item 1 “Financial Statements” for additional information regarding the acquisition of GulfStream Community Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for quarter and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2005.

New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This statement amends SFAS No. 133 to permit the fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation.  This statement also eliminates the interim guidance in SFAS No. 133.  Finally, this statement amends SFAS No. 140 to eliminate the restriction on the passive derivative instruments that a qualifying special purpose entity (“SPE”) may hold.  This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006.  The Company is in process of evaluating the impact, if any, the adoption of SFAS No. 155 will have on our financial statements.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” that changes the accounting for all servicing rights which are recorded as the result of purchasing  a  servicing  right  or selling a loan with servicing retained.  SFAS No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value, where  presently servicing rights are assessed for impairment based on their fair value  at  each  reporting date, using lower of cost or market value. This pronouncement is effective January 1, 2007, although adoption is permitted earlier.  The Company currently plans to adopt this standard on January 1, 2007.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an  interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective beginning in 2007.  The Company is in the process of evaluating the impact, if any, the adoption of FIN 48 will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  More specifically, this statement clarifies the definition of fair value, establishes a fair valuation hierarchy based upon observable (i.e. quoted prices, interest rates, yield curves) and unobservable market inputs, and expands disclosure requirements to include the inputs used to develop estimates of fair value and the effects of the estimates on income for the period.  This statement does not require any new fair value measurements. The new standard is effective for fiscal years beginning after November 15, 2007.  The Company is in process of evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 Topic 1N, “Financials Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 requires that a dual approach be used to compute the amount of a financial statement misstatement.  More specifically, the amount should be computed using both the “rollover” (current year income statement) and “iron curtain” (year end balance sheet perspective) methods.  A registrant’s financial statements require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.  Registrants will not be required to restate prior period financial statements when initially applying SAB 108 if management properly applied its previous approach (i.e. rollover of iron curtain) given that all relevant qualitative factors were considered.  SAB 108 states that, upon initial application, registrants may elect to (a) restate prior periods, or (b) record the cumulative effect of the initial impact of SAB 108 in the carrying amounts of assets and liabilities, with the offsetting adjustment made to retained earnings.  To the extent that registrants elect to record the cumulative effect of initially applying SAB 108, they will disclose the nature and amount of each individual error being corrected in the cumulative adjustment.  The disclosure will also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial.  SAB 108 is effective for the Company for the fiscal year ending December 31, 2006.  The Company is in process of evaluating the impact, if any, the adoption of SAB 108 will have on our financial statements.

In September 2006, the FASB ratified the Emerging Task Force’s (“EITF”) consensus on Issue 06-4. “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements,” which requires entities to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods.  The liability should be recognized in accordance with SFAS No. 106: “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” based on the substantive agreement with the employee.  This issue is effective for the Company beginning January 1, 2007.  The Company is in process of evaluating the impact, if any, the adoption of Issue 06-4 will have on our financial statements.

In September 2006, the FASB ratified the EITF consensus on Issue 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4: Accounting for Purchases of Life Insurance.”  FASB Technical Bulletin No. 85-4 requires that assets such as bank owned life insurance be carried at their cash surrender value (“CSV”) or the amount that could be realized, with changes in CSV reported in earnings.  Issue 06-5 requires that a policyholder consider any additional amounts (i.e. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract.  Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time.  The issue requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy.  This issue is effective for the Company beginning January 1, 2007.  The Company is in process of evaluating the impact, if any, the adoption of  Issue 06-4 will have on our financial statements.

See Footnote 2 regarding the new accounting pronouncement related to stock options that has impacted Republic’s consolidated financial statements during 2006.

Securitization — The Company utilizes a securitization structure to fund a portion of the RALs originated during the Tax Refund Solutions tax season. The securitization consisted of a total of $206 million in loans over a four week period in January and February   The Company’s continuing involvement in loans sold into the securitization is limited to only servicing of the loans.  Compensation for servicing of the loans securitized is not contingent upon performance of the loans securitized.

Generally, from mid January to the end of February of each year, Refund Anticipation Loans which meet certain underwriting criteria related to refund amount and Earned Income Tax credit amount are classified as loans held for sale upon origination and sold into the securitization.  All other RALs originated are retained by the Company.  There are no loans held for sale as of any quarter end.  The Company retained a related residual value in the securitization which is classified as a trading asset.  On a quarterly basis, the Company adjusts the carrying amount based on its fair value.

The Company concluded that the transaction was a sale as defined in SFAS 140.  This conclusion was based on, among other things, legal isolation of assets, the ability of the purchaser to pledge or sell the assets, and the absence of a right or obligation of the Company to repurchase the financial assets.

Reclassifications — Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

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

In prior period financial statement filings, the Company classified daily fees associated with overdrawn deposit accounts within service charges on deposits along with per item overdraft fees.  In 2006, the Company reclassified daily overdraft fees into loan fees, which is included as a component of interest income on loans.  All prior period amounts presented have been reclassified to conform to current period presentation. For the quarter and nine months ended September 30, 2006, the amount of fees reclassified was $527,000 and $1.5 million.  For the quarter and nine months ended September 30, 2005, the amount of fees reclassified was $460,000 and $1.2 million.

2.                    STOCK PLANS AND STOCK BASED COMPENSATION

At September 30, 2006, the Company had two stock option plans and a director deferred compensation plan.  The stock option plans consist of the 1995 Stock Option Plan (“1995 Plan”) and the 2005 Stock Incentive Plan (“2005 Plan”).  With regard to the 1995 Plan, no additional grants were made in 2006 and none will be made in the future.  The 2005 Plan permits the grant of stock options and stock awards for up to 3,150,000 shares, of which 3,086,000 shares remain available for issue with 64,000 allocated at September 30, 2006.  With regard to the 2005 Plan, 10,000 option grants were made in 2006.  All shares issued under the above mentioned plans came from authorized and unissued shares.

Effective January 1, 2006, the Company adopted SFAS 123R, “Share Based Payment.” The Company elected to utilize the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted.  As a result, the recognition of stock based compensation expense was limited to the expense attributed to the deferred director compensation plan.

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

Under the stock option plans, certain key employees are granted options to purchase shares of Republic’s Common Stock at fair value at the date of the grant. Options granted generally become fully exercisable at the end of five to six years of continued employment and must be exercised within one year from the date they become exercisable.  There were no Class B stock options outstanding at September 30, 2006 and December 31, 2005.

The following table summarizes stock option activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
		Weighted		Weighted		Weighted		Weighted
	Options	Average	Options	Average	Options	Average	Options	Average
	Class A	Price	Class A	Price	Class A	Price	Class A	Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share	Shares	Per Share

Outstanding at beginning of period	1,444,272	$12.06	1,756,201	$11.50	1,686,442	$11.60	1,760,805	$11.29

Granted	10,000	21.88	—	—	10,000	21.88	43,050	21.55

Exercised	(16,202)	7.63	(24,590)	10.82	(130,917)	6.50	(41,948)	10.99

Forfeited	(42,573)	13.46	(7,716)	16.53	(170,028)	11.70	(38,012)	14.38

Outstanding at end of period	1,395,497	$12.14	1,723,895	$11.49	1,395,497	$12.14	1,723,895	$11.49

The following table details stock options outstanding:

(dollars in thousands except per share data)	September 30, 2006
Stock options vested and currently exercisable:
Number	46,581
Weighted average exercise price	$7.11
Aggregate intrinsic value	$654
Weighted average remaining life (in years)	0.40
Total Options Outstanding:
Aggregate intrinsic value	$12,622
Weighted average remaining life (in years)	2.85

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s Common Stock as of the reporting date. Stock option compensation expense is recorded as a component of salaries and employee benefits in the consolidated income statement. Since the stock options are incentive stock options and there were no disqualifying dispositions, no tax benefit related to this expense was recognized. No options were modified during the three and nine month periods ended September 30, 2006 and 2005. The following table provides further detail regarding intrinsic value of options exercised, stock option compensation expense and options granted.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(dollars in thousands)	2006	2005	2006	2005

Intrinsic value of options exercised	$212	$240	$1,742	$442
Stock option compensation expense recorded	$216	$—	$619	$—
Options granted	10,000	—	10,000	43,050

Non executive officer employees had loans outstanding of $747,000 and $708,000 at September 30, 2006 and December 31, 2005 that were originated to fund stock option exercises.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model.  This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of Republic’s stock and other factors.  Expected dividends are based on dividend trends and the market price of Republic’s stock price at grant.  Republic uses historical data to estimate option exercises and employee terminations within the valuation model.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

The weighted average assumptions for options granted during the three and nine month period ended September 30, 2006 and the resulting estimated weighted average fair values per share used in the Black-Scholes option pricing model are as follows:

Risk-free interest rate	4.75%
Expected dividend yield	1.81
Expected life of options (in years)	6.00
Expected volatility	23%
Estimated fair value per share	$5.69

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock option compensation expense was reduced for estimated forfeitures prior to vesting. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for the remainder of 2006 and beyond is estimated as follows:

Year	(in thousands)
October — December 2006	$206
2007	670
2008	493
2009	328
2010	84
2011 and thereafter	29
Total	$1,810

In November 2004, the Company’s Board of Directors approved a Non Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan governs the deferral of board and committee fees of non-employee members of the Board of Directors. Members of the Board of Directors may defer up to 100% of their board and committee fees for a specified period ranging from two to five years. The value of the deferred director compensation account is deemed “invested” in Company stock and is immediately vested. On a quarterly basis, the Company reserves shares of Republic’s stock within the Company’s stock option plan for ultimate distribution to Directors at the end of the deferral period. The Deferred Compensation Plan has not and will not materially impact the Company, as director compensation expense will continue to be recorded when incurred.

The following table presents information on director deferred compensation shares outstanding for the periods shown:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Deferred Shares	Weighted Average Market Price at Date of Deferral	Deferred Shares	Weighted Average Market Price at Date of Deferral	Deferred Shares	Weighted Average Market Price at Date of Deferral	Deferred Shares	Weighted Average Market Price at Date of Deferral

Balance, beginning of period	9,002	$20.47	2,716	$20.95	5,845	$20.51	—	$—
Awarded	1,862	21.15	1,891	19.92	5,019	20.69	4,607	20.53
Released	—	—	—	—	—	—	—	—
Balance, end of period	10,864	$20.59	4,607	$20.53	10,864	$20.59	4,607	$20.53

Director deferred compensation has been expensed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2006	2005	2006	2005

Director Deferred Compensation Expense	$39	$38	$104	$95

The following table illustrates the effect on net income and earnings per share if stock based compensation expense were measured using the fair value recognition provisions of SFAS 123R for the three and nine month periods ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(dollars in thousands, except per share data)	2005	2005
Net income, as reported	$8,050	$29,312
Deduct:
Stock based compensation expense determined under the fair value based method, net of tax	379	1,090
Pro forma net income	$7,671	$28,222

Earnings per share from continuing operations, as reported:
Class A Common Share	$0.29	$1.22
Class B Common Share	0.29	1.20

Earnings per share, as reported:
Class A Common Share	0.41	1.48
Class B Common Share	0.40	1.46

Pro forma basic earnings per share from continuing operations:
Class A Common Share	0.28	1.19
Class B Common Share	0.27	1.16

Pro forma basic earnings per share:
Class A Common Share	0.40	1.45
Class B Common Share	0.39	1.43

Diluted earnings per share from continuing operations, as reported:
Class A Common Share	0.28	1.17
Class B Common Share	0.27	1.15

Diluted earnings per share, as reported:
Class A Common Share	0.39	1.42
Class B Common Share	0.39	1.40

Pro forma diluted earnings per share from continuing operations:
Class A Common Share	0.27	1.14
Class B Common Share	0.26	1.12

Pro forma diluted earnings per share:
Class A Common Share	0.38	1.39
Class B Common Share	0.37	1.37

3.    DISCONTINUED OPERATIONS — PAYDAY LENDING

By letter to Republic Bank & Trust Company dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and requested that the Board of Directors consider terminating this line of business.  Consequently, on February 24, 2006, Republic Bank & Trust Company and ACE Cash Express, Inc. (“ACE”) amended the agreement regarding Republic Bank & Trust Company’s payday loan activities in Texas, Pennsylvania and Arkansas.  With respect to Texas, Republic Bank & Trust Company ceased offering payday loans the week of February 27, 2006.  With respect to Arkansas and Pennsylvania, Republic Bank & Trust Company ceased offering payday loans on June 30, 2006.  The Company did not incur any additional costs related to the termination of the ACE contract and does not anticipate incurring any additional costs in the future. The Company had no payday loans outstanding related to the above contract at September 30, 2006.

By letter to Republic Bank & Trust Company of Indiana dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and asked the Board of Directors to consider terminating this line of business.  Republic Bank & Trust Company of Indiana voluntarily elected to terminate its Internet payday loan program the week of February 20, 2006.  The Internet payday loan program began operating in July 2005 and remained in a developmental stage until its termination date. The Company had no payday loans outstanding related to the above program at September 30, 2006.

The following table illustrates the financial statements of the discontinued operation:

Balance Sheets

(dollars in thousands)	September 30, 2006	December 31, 2005

Cash and cash equivalents	$—	$730
Loans	—	5,779
Less Allowance for loan losses	—	682
Net Loans	—	5,097
Premises and equipment, net	—	40
Other assets and accrued interest receivable	—	81

Total assets	$—	$5,948

Deposits	$—	$459
Other liabilities	—	—
Federal Home Loan Bank borrowings	—	5,320
Total liabilities	—	5,779

Allocated equity	—	169
Total liabilities and allocated equity	$—	$5,948

Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2006	2005	2006	2005

Interest income:
Loans, including fees	$3	$1,750	$528	$8,331
Total interest income	3	1,750	528	8,331

Interest expense:
Federal Home Loan Bank borrowings	—	90	30	470
Total interest expense	—	90	30	470

Net interest income	3	1,660	498	7,861
Provision for loan losses	(33)	(2,285)	(353)	(1,391)
Net interest income after provision	36	3,945	851	9,252

Non interest income:
Service charges on deposit accounts	—	3	—	21
Other	500	—	500	—
Total non interest income	500	3	500	21

Non interest expense:
Salaries and employee benefits	—	81	120	207
Occupancy and equipment, net	—	13	115	13
Communication and transportation	—	27	—	27
Marketing and development	—	91	108	91
Data processing expense	—	—	130	—
Other	14	291	533	1,092
Total non interest expenses	14	503	1,006	1,430

Gross operating profit	522	3,445	345	7,843
Income tax expense	182	1,172	120	2,674
Net income	$340	$2,273	$225	$5,169

4.    SECURITIES

Securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2006 (in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and U.S. Government agencies	$255,716	$154	$(2,035)	$253,835
FHLMC preferred stock	7,000	325	—	7,325
Mortgage backed securities, including CMOs	193,639	591	(1,712)	192,518
Total securities available for sale	$ 456,355	$1,070	$(3,747)	$453,678

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2005 (in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and U.S.
Government agencies	$333,348	$13	$(3,067)	$330,294
Mortgage backed securities, including CMOs	119,300	130	(1,859)	117,571
Total securities available for sale	$452,648	$143	$(4,926)	$447,865

Securities to be held to maturity:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
September 30, 2006 (in thousands)	Value	Gains	Losses	Fair Value
U.S. Treasury securities and U.S.
Government agencies	$7,110	$—	$(71)	$7,039
Obligations of states and political Subdivisions	383	17	—	400
Mortgage backed securities, including CMOs	49,803	497	(258)	50,042
Total securities to be held to maturity	$57,296	$514	$(329)	$57,481

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
December 31, 2005 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$12,110	$—	$(131)	$11,979
Mortgage backed securities, including CMOs	52,188	525	(290)	52,423
Total securities to be held to maturity	$64,298	$525	$(421)	$64,402

Securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2006	December 31, 2005
Amortized cost	$407,045	$400,986
Fair value	404,502	397,255

5.    LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30,	December 31,
(in thousands)	2006	2005
Residential real estate	$1,139,941	$1,056,175
Commercial real estate	617,339	565,970
Real estate construction	103,279	84,850
Commercial	59,430	46,562
Consumer	35,576	34,677
Overdrafts	1,014	852
Deferred deposits (“Payday loans”), Discontinued operations	—	5,779
Home equity	255,666	265,895
Total loans	2,212,245	2,060,760
Less:
Unearned interest income	—	104
Allowance for loan losses	10,857	11,009
Loans, net	$2,201,388	$2,049,647

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the FHLB:

	September 30,	December 31,
(in thousands)	2006	2005
First lien, single family residential	$1,003,000	$938,000
Home equity lines of credit	158,000	169,000
Multi-family, commercial real estate	54,000	56,000

An analysis of the Allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Allowance for loan losses at beginning of period	$10,760	$13,382	$11,009	$13,554

Provision for loan losses from continuing operations	110	(300)	2,013	423
Provision for loan losses from discontinued operations	(33)	(2,285)	(353)	(1,391)

Charge offs—Banking	(454)	(220)	(1,615)	(854)
Charge offs—Tax Refund Solutions	—	—	(1,358)	(2,213)
Charge offs—Discontinued operations	—	—	(409)	—

Recoveries—Banking	189	200	512	562
Recoveries—Tax Refund Solutions	284	346	978	1,042
Recoveries—Discontinued operations	1	—	80	—

Allowance for loan losses at end of period	$10,857	$11,123	$10,857	$11,123

Information regarding Republic’s impaired loans follows:

	September 30,	December 31,
(in thousands)	2006	2005
Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	782	1,856
Total	$782	$1,856

No additional funds are committed to be advanced in connection with the above impaired loans.

Detail of non performing loans and non performing assets is as follows:

(dollars in thousands)	September 30, 2006	December 31, 2005

Loans on non-accrual status	$5,435	$5,725
Loans past due 90 days or more and still on accrual	205	295
Total non performing loans	5,640	6,020
Other real estate owned	256	452
Total non performing assets	$5,896	$6,472
Non performing loans to total loans	0.25%	0.29%
Non performing assets to total loans	0.27	0.31

6.    DEPOSITS

	September 30,	December 31,
(in thousands)	2006	2005
Demand (NOW and SuperNOW)	$184,736	$262,714
Money market accounts	425,743	322,421
Internet money market accounts	13,998	33,864
Savings	40,915	43,548
Individual retirement accounts	52,192	48,954
Certificates of deposit, $100,000 and over	154,116	168,777
Other certificates of deposit	259,637	282,609
Brokered deposits	133,783	153,194
Total interest-bearing deposits	1,265,120	1,316,081
Total non interest-bearing deposits	282,134	286,484
Total	$1,547,254	$1,602,565

7.    FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

(in thousands)	September 30, 2006	December 31, 2005

FHLB convertible fixed interest rate advances with a weighted average interest rate of 4.98%(1) due through 2011	$50,000	$90,000

Overnight FHLB borrowings with a weighted average interest rate of 5.35%	312,000	117,000

FHLB fixed interest rate advances with a weighted average interest rate of 4.19% due through 2010	363,732	354,133

Total FHLB advances	$725,732	$561,133

(1) Represents convertible borrowings with the FHLB.  These borrowings have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not converted earlier by the FHLB.  At the end of their respective fixed rate periods, the FHLB has the right to convert the borrowings to floating rate advances tied to LIBOR or the Company can prepay the borrowings at no penalty.  The Company has $50 million in these advances that are currently eligible to be converted on their quarterly repricing date. Based on market conditions at this time, management does not believe these advances are likely to be converted in the short-term.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans.  At September 30, 2006, Republic had available collateral to borrow an additional $46 million from the FHLB.  Republic also has unsecured lines of credit totaling $196 million available through various financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity date or expected call for the remainder of 2006 and beyond is as follows:

Year	(in thousands)
October - December 2006	$367,000
2007	90,000
2008	128,500
2009	92,000
2010	42,370
Thereafter	5,862
Total	$725,732

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

As of September 30, 2006, exclusive of mortgage banking loan commitments, Republic had outstanding loan commitments totaling $509 million, which included unfunded home equity lines of credit totaling $298 million.  As of December 31, 2005, exclusive of mortgage banking loan commitments, Republic had outstanding loan commitments totaling $475 million, which included unfunded home equity lines of credit totaling $269 million.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party.  The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit.  Commitments outstanding under standby letters of credit totaled $12 million at September 30, 2006 and $10 million at December 31, 2005.

At September 30, 2006, Republic had $72 million in letters of credit from the FHLB issued on behalf of the Bank’s clients as compared to $88 million at December 31, 2005.  Approximately $12 million and $28 million of these letters of credit were used as credit enhancements for client bond offerings at September 30, 2006 and December 31, 2005, respectively. The remaining $60 million letter of credit was used to collateralize a public funds deposit, which the Company classifies in short-term borrowings at September 30, 2006 and December 31, 2005. These letters of credit reduce Republic’s available borrowing line at the FHLB by the above total amount. Republic uses a blanket pledge of eligible real estate loans to secure the letters of credit.

10.       EARNINGS PER SHARE

Class A and Class B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock results solely from the 10% per share cash dividend premium paid on Class A Common Stock over that paid on Class B Common Stock.

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2006	2005	2006	2005

Net income from continuing operations	$6,326	$5,777	$22,135	$24,143
Net income from discontinued operations	340	2,273	225	5,169
Net income, basic and diluted	6,666	8,050	22,360	29,312

Weighted average shares outstanding	19,533	19,780	19,511	19,820
Effect of dilutive securities	524	784	531	834
Average shares outstanding including dilutive securities	20,057	20,564	20,042	20,654

Basic earnings per share from continuing operations:
Class A Common Stock	$0.32	$0.29	$1.14	$1.22
Class B Common Stock	0.31	0.29	1.11	1.22

Diluted earnings per share from continuing operations:
Class A Common Stock	$0.31	$0.28	$1.11	$1.17
Class B Common Stock	0.30	0.27	1.08	1.17

Basic earnings per share from discontinued operations:
Class A Common Stock	$0.02	$0.12	$0.01	$0.26
Class B Common Stock	0.02	0.11	0.01	0.24

Diluted earnings per share from discontinued operations:
Class A Common Stock	$0.02	$0.11	$0.01	$0.25
Class B Common Stock	0.02	0.10	0.01	0.23

Basic earnings per share:
Class A Common Stock	$0.34	$0.41	$1.15	$1.48
Class B Common Stock	0.33	0.40	1.12	1.46

Diluted earnings per share:
Class A Common Stock	$0.33	$0.39	$1.12	$1.42
Class B Common Stock	0.32	0.39	1.09	1.40

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Antidilutive Stock Options	61,869	49,928	390,364	46,620

11.  SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, distinguished between banking operations, mortgage banking operations, Tax Refund Solutions and Deferred Deposits or Payday Loans. As discussed throughout this document, the Company substantially exited the deferred deposit business during the first quarter of 2006; therefore, its deferred deposit segment operations are presented as discontinued operations. Loans, investments and deposits provide the majority of revenue from banking operations; servicing fees and loan sales provide the majority of revenue from mortgage banking operations; RAL fees, ERC fees and Net RAL securitization income provide the majority of the revenue from tax refund services; and fees for providing deferred deposits or payday loans have historically represented the primary revenue source for the deferred deposit segment.  All Company segments are domestic.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Income taxes are allocated based on income before income tax expense.  Transactions among reportable segments are made at fair value.

Segment information follows:

	Three Months Ended September 30, 2006
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$20,458	$143	$90	$20,691	$3
Provision for loan losses	395	(285)	—	110	(33)
Electronic Refund Check fees	—	3	—	3	—
Net RAL securitization income	—	113	—	113	—
Mortgage banking income	—	—	657	657	—
Other revenue	6,103	6	(281)	5,828	500
Income tax expense	3,428	(228)	94	3,294	182
Net income	6,526	(379)	179	6,326	340
Segment assets	2,874,112	2,787	1,603	2,878,502	—

	Three Months Ended September 30, 2005
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$19,360	$31	$156	$19,547	$1,660
Provision for loan losses	46	(346)	—	(300)	(2,285)
Electronic Refund Check Fees	—	77	—	77	—
Mortgage banking income	—	—	797	797	—
Other revenue	5,564	14	(355)	5,223	3
Income tax expense	3,152	(269)	82	2,965	1,172
Net income	6,119	(502)	160	5,777	2,273
Segment assets	2,578,050	3,248	15,624	2,596,922	6,405

	Nine Months Ended September 30, 2006
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$60,837	$5,734	$222	$66,793	$498
Provision for loan losses	1,634	379	—	2,013	(353)
Electronic Refund Check fees	—	3,954	—	3,954	—
Net RAL securitization income	—	2,531	—	2,531	—
Mortgage banking income	—	—	1,599	1,599	—
Other revenue	17,233	13	(581)	16,665	500
Income tax expense	8,900	2,669	229	11,798	120
Net income	16,697	5,008	430	22,135	225
Segment assets	2,874,112	2,787	1,603	2,878,502	—

	Nine Months Ended September 30, 2005
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$56,669	$8,753	$328	$65,750	$7,861
Provision for loan losses	(748)	1,171	—	423	(1,391)
Electronic Refund Check Fees	—	5,905	—	5,905	—
Mortgage banking income	—	—	2,149	2,149	—
Other revenue	15,185	79	(724)	14,540	21
Income tax expense	8,917	3,256	320	12,493	2,674
Net income	17,232	6,292	619	24,143	5,169
Segment assets	2,578,050	3,248	15,624	2,596,922	6,405

12.    SECURITIZATION

In January 2006, the Company established a special purpose wholly owned subsidiary corporation of Republic Bank & Trust Company named TRS RAL Funding LLC (“TRS RAL LLC”) to securitize a portion of the RAL portfolio to an independent third party.  The Company established a two step structure to handle the sale of the assets to third party investors.  In the first step, a sale provides for TRS RAL LLC, a Special Purpose Entity, to purchase the assets from Republic Bank and Trust Company as Originator and Servicer. TRS RAL LLC is wholly owned by Republic Bank & Trust Company.  In the second step, a sale and administration agreement is entered into by and among TRS RAL LLC a third party conduit investor and a third party administrative agent, conduit agent, and committed purchaser.  TRS RAL LLC purchased the loans from Republic Bank & Trust Company.  The third party conduit investor purchased all eligible loans with the Republic Bank & Trust Company retaining a residual interest in an over collateralization.

13.    SUBSEQUENT EVENT

On October 3, 2006, subsequent to the end of the third quarter, Republic completed its acquisition of GulfStream Community Bank (“GulfStream”) of Port Richey, Florida.  On the acquisition date, GulfStream, which began operations in 2000, had total assets of $64 million with total loans of $45 million and total deposits of $54 million.  This acquisition will not materially impact the Company in 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the Parent Company of Republic Bank & Trust Company, Republic Bank & Trust Company of Indiana (together referred to as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust.  Republic Invest Co. includes its subsidiary, Republic Capital LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: TRS RAL Funding LLC, Republic Financial Services, LLC and Republic Insurance Agency, LLC. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with Part I, Item 1 “Financial Statements.” See Footnote 13 “Subsequent Event” of Item 1 “Financial Statements” for additional information regarding the acquisition of GulfStream Community Bank

This discussion includes various forward-looking statements with respect to credit quality, including but not limited to, delinquency trends and the adequacy of the allowance for loan losses, banking products, corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters. Broadly speaking, forward-looking statements may include:

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

OVERVIEW

Net income from continuing operations for the quarter ended September 30, 2006 was $6.3 million, representing an increase of $549,000 or 10% compared to the same period in 2005.  Diluted earnings per Class A Common Share from continuing operations increased 11% to $0.31 for the quarter ended September 30, 2006 compared to $0.28 for the same period in 2005.

Overall net income for the quarter ended September 30, 2006 was $6.7 million, representing a decline of $1.4 million or 17% compared to the same period in 2005.  Diluted earnings per Class A Common Share declined 15% to $0.33 for the quarter ended September 30, 2006 compared to $0.39 for the same period in 2005.

Net income from continuing operations for the nine months ended September 30, 2006 was $22.1 million, representing a decline of $2.0 million or 8% compared to the same period in 2005.  Diluted earnings per Class A Common Share from continuing operations declined 5% to $1.11 for the nine months ended September 30, 2006 compared to $1.17 for the same period in 2005.

Overall net income for the nine months ended September 30, 2006 was $22.4 million, representing a decline of $7.0 million or 24% compared to the same period in 2005.  Diluted earnings per Class A Common Share from continuing operations declined 21% to $1.12 for the nine months ended September 30, 2006 compared to $1.42 for the same period in 2005.

Highlights for the quarter and nine months ended September 30, 2006 consist of the following:

•                  In February 2006, the Bank substantially exited the payday loan business.  For financial reporting purposes, the payday loan business segment has been treated as a discontinued operation.  All current period and prior period data has been restated to reflect continuing operations absent of the payday loan business.

•                  Net income from continuing operations increased for the quarter ended September 30, 2006 compared to the same period in 2005 due primarily to an increase in net interest income associated with growth in the loan portfolio and an increase in service charges on deposit accounts.  The Company also benefited from a $750,000 reduction in incentive compensation accruals during the quarter.

•                  Net income from continuing operations decreased for the nine months ended September 30, 2006 compared to the same periods in 2005 due primarily to a decrease in Electronic Refund Check (“ERC”) volume at Tax Refund Solutions (“TRS”), a higher provision for loan losses within the traditional banking segment and higher overall non interest expenses across the Company.

•                  The Company sold a portion of its Refund Anticipation Loan (“RAL”) portfolio into a securitization during the first quarter of 2006.  Under U.S. Generally Accepted Accounting Principles (“GAAP”), fees on securitized RALs are classified as non interest income on the income statement.  Historically, the Company retained all RALs with their corresponding fees being included in interest income on loans.

•                  Net loans, primarily consisting of secured real estate loans, increased by $152 million, or 7% to $2.2 billion during the first nine months of 2006.  The growth was spread across the residential real estate, commercial real estate, real estate construction and commercial loan portfolios.

•                  The Company experienced an increase in the provision for loan losses of $1.6 million for the first nine months of 2006 and $410,000 for the quarter ended September 30, 2006 compared to the same periods in the prior year.  This increase was primarily in the traditional banking segment, which experienced an increase in its provision for loan losses of $2.4 million for the first nine months of 2006 and $349,000 for the quarter ended September 30, 2006 compared to the same periods in the prior year.  The increase for the nine months relates primarily to a large credit to the provision during the second quarter of 2005 associated with improvements in a few large classified loans.  The increase for the quarter relates primarily to growth in the loan portfolio.

•                  Service charges on deposit accounts increased $2.0 million or 20% during the first nine months of 2006 and $609,000 or 17% for the quarter ended September 30, 2006 compared to the same periods in 2005.  The increases in service charges on deposit accounts for both the quarter and nine months ended September 30, 2006 were due to growth in the number of checking accounts and an increase in the Bank’s overdraft fee which became effective August 1, 2005.

•                  ERC fees declined $2.0 million or 33% for the nine months ended September 30, 2006 compared to the same period in 2005 due primarily to the discontinuation of business relationship with one large tax preparation software relationship. Because the substantial majority of the Company’s tax business occurs during the first quarter of each year, the majority of this decline relates to the first quarter of 2006.

BUSINESS SEGMENT COMPOSITION

The Company is divided into four distinct business operating segments:  Banking, Tax Refund Solutions, Mortgage Banking and Deferred Deposits or “Payday Loans.” As discussed throughout this document, the Company substantially exited the deferred deposit business during the first quarter of 2006; therefore, the deferred deposit segment operations are presented as discontinued operations.  Total assets and net income by segment for the three and nine months ended September 30, 2006 and 2005 are presented below:

	Three Months Ended September 30, 2006
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$6,526	$(379)	$179	$6,326	$340
Segment assets	2,874,112	2,787	1,603	2,878,502	—

	Three Months Ended September 30, 2005
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$6,119	$(502)	$160	$5,777	$2,273
Segment assets	2,578,050	3,248	15,624	2,596,922	6,405

	Nine Months Ended September 30, 2006
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$16,697	$5,008	$430	$22,135	$225
Segment assets	2,874,112	2,787	1,603	2,878,502	—

	Nine Months Ended September 30, 2005
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$17,232	$6,292	$619	$24,143	$5,169
Segment assets	2,578,050	3,248	15,624	2,596,922	6,405

(I)  Banking

As of September 30, 2006, Republic has a total of 35 full-service banking centers with 33 located in Kentucky and two in southern Indiana.  Louisville, Kentucky, the largest city in the State, is the location of Republic’s headquarters, as well as 18 additional banking centers.  Republic’s central Kentucky market includes 14 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Fort Wright (1); Frankfort (2); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1).  Republic Bank & Trust Company of Indiana has banking centers located in New Albany and Jeffersonville, Indiana. Republic also has two Loan Production Offices (“LPOs”) (“Republic Finance”) located in Louisville, Kentucky that operate as a division of Republic Bank & Trust Company.  Republic Finance offers an array of loan products to individuals who may not qualify under the Bank’s standard underwriting guidelines.

The Company closed the acquisition of GulfStream Community Bank, with two locations in Port Richey and New Port Richey, located just north of Tampa, Florida on October 3, 2006. See Footnote 12 “Subsequent Event” of Item 1 “Financial Statements” for additional information regarding the acquisition of GulfStream Community Bank.

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

Mortgage Lending — The Company generally retains adjustable rate residential real estate loans with fixed terms up to ten years.  These loans are originated through the Company’s retail banking center network and LPOs.  Fixed rate residential real estate loans that are sold into the secondary market, and their accompanying servicing rights, which may be either sold or retained, are included as a component of the Company’s “Mortgage Banking” segment and are discussed throughout this document.

Commercial Lending — Commercial loans are primarily real estate secured and are generated through banking centers in the Company’s market areas.  The Company makes commercial loans to a variety of industries and promotes this business through focused calling programs, in order to broaden relationships by providing business clients with loan, deposit and cash management services.

Consumer Lending — Traditional consumer loans made by the Bank include home improvement and home equity loans, as well as secured and unsecured personal loans.  With the exception of home equity loans, which are actively marketed in conjunction with single family first lien mortgage loans, traditional consumer loan products are not actively promoted in Republic’s markets.

Cash Management Services — Republic provides various deposit products designed for businesses located throughout its market areas. Lockbox processing, business online banking, account reconciliation and Automated Clearing House (“ACH”) processing are additional services offered to businesses through the Cash Management department. The “Premier First” product is the Company’s premium money market sweep account designed for business clients.

Internet Banking — Republic expands its market penetration and service delivery by offering clients Internet banking services and products through its Internet site, www.republicbank.com.

Other Banking Services — The Bank also provides trust services, title insurance products and other related financial institution lines of business.

(II)  Tax Refund Solutions (“TRS”)

Republic Bank & Trust Company is one of a limited number of financial institutions that facilitates the payment of federal and state tax refunds through tax preparers located throughout the U.S.. The Company facilitates the payment of these tax refunds through three primary products: Refund Anticipation Loans (“RALs”), Electronic Refund Checks (“ERCs”) and Electronic Refund Deposits (“ERDs”).  The Company offers RALs for those taxpayers who apply and qualify and RALs are repaid when the taxpayers’ refunds are electronically received by the Company from the government.  For those taxpayers who wish to receive their funds electronically via an ACH, the Company will provide an ERC or an ERD to the taxpayer. An ERC/ERD is issued to the taxpayer after the Company has received the tax refund from the federal or state government.

See Footnote 12 of Item 1 “Financial Statements” for a description of the securitization that the Company utilized during the first quarter of 2006. This securitization represents the sale of a portion of the RAL portfolio to a financial institution, and except for the capital that must be allocated for the small retained interest kept by the Company, it eliminates the funding impact on the regulatory capital ratios of the Company. The net RAL securitization income, which represents the net amount of the fees from the loans, the fees paid by Republic, gain/loss on securitization residual and other costs incurred by Republic on the sold loans, is classified as non interest income under the caption “Net RAL Securitization Income.”

See additional discussion about this product under Footnote 11 “Segment Information” of Item 1 “Financial Statements.”

(III)  Mortgage Banking

Mortgage banking activities primarily include 15, 20 and 30-year fixed rate real estate loans that are sold into the secondary market. Since 2003, Republic historically retained servicing on substantially all loans sold into the secondary market.  During the second and third quarters of 2006, the Company began selling the majority of its loans with servicing released.   Subsequent to the end of the third quarter of 2006, management made the decision to begin selling its fixed rate loans on a servicing retained basis again.  Administration of loans with the servicing retained by the Company includes collecting principal and interest payments, escrowing funds for taxes and insurance and remitting payments to the secondary market investors.  A fee is received by Republic for performing these standard servicing functions.

See additional discussion about this product under Footnote 11 “Segment Information” of Item 1 “Financial Statements.”

(IV)  Discontinued Operations (“Deferred Deposits” or “Payday Lending”)

The Bank substantially exited the payday loan segment of business during February 2006.  This has been treated as a discontinued operation and all current period and prior period data has been restated to reflect operations absent of the payday lending segment of business. The Company ceased originating payday loans on June 30, 2006 and had no payday loans outstanding at September 30, 2006.

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

See additional discussion about this product under Footnote 3 “Discontinued Operations” and Footnote 11 “Segment Information” of Item 1 “Financial Statements.”

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

For the third quarter of 2006 net interest income was $20.7 million, an increase of $1.1 million, or 6%, over the same period in 2005. As illustrated in Table 3, the Company was able to increase its net interest income primarily through growth in the Company’s traditional loan portfolio combined with an increase in yield on new loans and on its investment portfolio, as the Company maintained a short repricing duration on its investments for interest rate risk purposes. The increased interest income from loans and investments was partially offset by increased interest expense on money market accounts and repurchase agreements, which reprice with short-term indices.  The Company’s net interest spread from continuing operations declined 20 basis points for the third quarter of 2006 compared to the same period in 2005 while net interest margin from continuing operations declined 9 basis points for the same period.

For the nine months ended September 30, 2006, net interest income was $66.8 million, a decline of $1.0 million, or 2%, from the same period in 2005.  The Company experienced a $3.0 million or 34% decline in net interest income within the TRS business segment as a result of the RAL securitization, which effectively caused $2.5 million in RAL fees to be classified in non interest income because they were related to securitized RALs.  The Company experienced a $4.2 million, or 7% increase in net interest income within the Banking segment which was primarily related to growth in the traditional loan portfolio, particularly within the residential real estate portfolio.  Total traditional “Bank” loans increased $241 million from September 30, 2005 to September 30, 2006.

The Company’s net interest spread from continuing operations declined 34 basis points for the nine months ended September 30, 2006 to 2.73% compared to the same period in 2005, while net interest margin from continuing operations declined 19 basis points to 3.34% for the same period.  Approximately 20 basis points of the decline in the net interest margin was the result of the fees on the securitized RALs now being classified in non interest income, while in past years all RALs were retained and their corresponding fees were included as a component of interest income on loans.  The remainder of the decline in the net interest margin and net interest spread was the result of an increase in the Company’s cost of funds without a similar corresponding increase in its yield on earning assets.  More specifically, this contraction primarily occurred because much of the Company’s funding is derived from large commercial cash management accounts that are tied to immediately repricing indices, while the majority of the Company’s interest earning assets are real estate secured loans that reprice over a longer period.  Based on the Company’s current balance sheet structure, management believes that the net interest spread and margin in 2006 will continue to contract unless short-term rates decline significantly from current levels. Management is unable to precisely determine the negative impact of continued contraction on the Company’s net interest spread and margin in the future.

In prior period financial statement filings, the Company classified daily fees associated with overdrawn deposit accounts within service charges on deposits along with per item overdraft fees.  In 2006, the Company reclassified daily overdraft fees into loan fees, which is included as a component of interest income on loans.  All prior period amounts presented have been reclassified to conform to current period presentation. For the quarter and nine months ended September 30, 2006, the amount of fees reclassified was $527,000 and $1.5 million.  For the quarter and nine months ended September 30, 2005, the amount of fees reclassified was $460,000 and $1.2 million.

For additional information on the past effect of rising short-term interest rates on Republic’s net interest income, see section titled “Volume/Rate Variance Analysis” in this section of the document.  For additional information on the potential future effect of rising short-term interest rates on Republic’s net interest income, see section titled “Interest Rate Sensitivity” in this section of the document. For additional discussion regarding the securitization, see the section titled “Tax Refund Solutions” and Footnote 12 of Item 1 “Financial Statements.”

Table 1 and Table 2 provide detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three and nine month periods ended September 30, 2006 and 2005. Table 3 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 1 — Average Balance Sheets and Interest Rates from Continuing Operations for the Three Months Ended September 30, 2006 and 2005

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets:
Taxable investment securities(1)	$488,095	$5,973	4.89%	$507,848	$4,746	3.74%
Tax exempt investment securities	4,268	80	7.50	—	—	—
Federal funds sold and other	15,474	200	5.17	38,226	343	3.59
Loans and fees(2)	2,204,309	37,363	6.78	1,945,589	30,554	6.28
Total earning assets	2,712,146	43,616	6.43	2,491,663	35,643	5.72

Less: Allowance for loan losses	(10,802)			(12,879)

Non-earning assets:
Cash and cash equivalents	53,877			54,302
Premises and equipment, net	32,188			31,969
Other assets(1)	38,307			32,420
Total assets	$2,825,716			$2,597,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$230,248	$358	0.62%	$309,088	$758	0.98%
Money market accounts	430,362	4,228	3.93	326,020	2,033	2.49
Time deposits	467,265	4,696	4.02	489,856	4,287	3.50
Brokered deposits	171,322	1,985	4.63	117,255	1,023	3.49
Total deposits	1,299,197	11,267	3.47	1,242,219	8,101	2.61

Repurchase agreements and other short-term borrowings	345,156	3,954	4.58	336,302	2,613	3.11
Federal Home Loan Bank advances	609,548	7,070	4.64	486,199	5,065	4.17
Subordinated note	41,240	634	6.15	20,620	317	6.15
Total interest-bearing liabilities	2,295,141	22,925	4.00	2,085,340	16,096	3.09

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	275,426			281,033
Other liabilities	26,973			23,511
Stockholders’ equity	228,112			215,699
Less: Stockholders’ equity allocated to discontinued operations	64			(8,108)
Total liabilities and stockholders’ equity	$2,825,716			$2,597,475

Net interest income		$20,691			$19,547

Net interest spread			2.43%			2.63%

Net interest margin			3.05%			3.14%

(1)          For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)          The amount of loan fee income included in total interest income was $283,000 and $373,000 for the quarters ended September 30, 2006 and 2005.

Table 2 — Average Balance Sheets and Interest Rates from Continuing Operations for the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets:
Taxable investment securities(1)	$498,936	$17,302	4.62%	$534,369	$14,138	3.53%
Tax exempt investment securities	1,439	80	7.41	—	—	—
Federal funds sold and other	14,054	505	4.79	60,370	1,280	2.83
Loans and fees(2)	2,155,315	111,558	6.90	1,885,878	94,516	6.68
Total earning assets	2,669,744	129,445	6.46	2,480,617	109,934	5.91
Less: Allowance for loan losses	(11,200)			(12,253)
Non-earning assets:
Cash and cash equivalents	53,611			55,546
Premises and equipment, net	32,303			32,738
Other assets(1)	37,385			30,427
Total assets	$2,781,843			$2,587,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$262,935	$1,747	0.89%	$327,715	$2,382	0.97%
Money market accounts	398,868	10,854	3.63	302,718	4,668	2.06
Time deposits	472,367	13,515	3.81	477,954	12,111	3.38
Brokered deposits	173,796	5,660	4.34	127,496	3,205	3.35
Total deposits	1,307,966	31,776	3.24	1,235,883	22,366	2.41
Repurchase agreements and other short-term borrowings	339,106	10,946	4.30	366,041	7,190	2.62
Federal Home Loan Bank advances	553,835	18,049	4.35	464,108	14,311	4.11
Subordinated note	41,240	1,881	6.08	6,949	317	6.08
Total interest-bearing liabilities	2,242,147	62,652	3.73	2,072,981	44,184	2.84
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	288,232			294,629
Other liabilities	28,947			21,800
Stockholders’ equity	222,745			210,721
Less: Stockholders’ equity allocated to discontinued operations	(228)			(13,056)
Total liabilities and stockholders’ equity	$2,781,843			$2,587,075

Net interest income		$66,793			$65,750
Net interest spread			2.73%			3.07%
Net interest margin			3.34%			3.53%

(1)          For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)          The amount of loan fee income included in total interest income was $5.9 million and $9.8 million for the nine months ended September 30, 2006 and 2005.

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

Table 3 — Volume/Rate Variance Analysis from Continuing Operations

	Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005			Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
		Increase/(Decrease) Due to			Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$1,227	$(191)	$1,418	$3,164	$(989)	$4,153
Tax exempt investment securities	80	80	—	80	80	—
Federal funds sold and other	(143)	(256)	113	(775)	(1,340)	565
Loans and fees	6,809	4,265	2,544	17,042	11,574	5,468
Net change in interest income	7,973	3,898	4,075	19,511	9,325	10,186

Interest expense:

Transaction accounts	(400)	(164)	(236)	(636)	(443)	(193)
Money market accounts	2,196	785	1,411	6,186	1,816	4,370
Time deposits	409	(205)	614	1,404	(143)	1,547
Brokered deposits	961	561	400	2,456	1,355	1,101
Repurchase agreements and other short-term borrowings	1,341	70	1,271	3,756	(564)	4,320
Federal Home Loan Bank advances	2,005	1,386	619	3,738	2,888	850
Subordinated note	317	317	—	1,564	1,564	—
Net change in interest expense	6,829	2,750	4,079	18,468	6,473	11,995

Net change in net interest income	$1,144	$1,148	$(4)	$1,043	$2,852	$(1,809)

Non interest Income

Non interest income increased $2.2 million or 10% during the nine months ended September 30, 2006 compared to the same period in 2005, due primarily to an increase in service charges on deposit accounts, a decline in ERC/ERD fees and an increase in net RAL securitization income.  For the quarter ended September 30, 2006 non interest income increased $504,000 or 8% over the same period in 2005, due primarily to the same reason.

Service charges on deposit accounts increased $2.0 million or 20% during the nine months ended September 30, 2006 and $609,000 or 17% for the quarter ended September 30, 2006 compared to the same periods in 2005. The increases were due primarily to growth in the Company’s checking account base in conjunction with the Bank’s “Overdraft Honor” program, which permits selected clients to overdraft their accounts up to a predetermined dollar amount (up to a maximum of $750) for the Bank’s customary overdraft fee.  The Company also increased its overdraft fee by 7% in August of 2005 and again in September of 2006.  Included in service charges on deposits are per item fees of $8.9 million and $7.1 million for nine months ended September 30, 2006 and 2005 with $3.2 million and $2.7 million related to the respective third quarters.

ERC/ERD fees decreased $2.0 million, or 33%, to $4.0 million during the nine months ended September 30, 2006 compared to the same period in 2005.  This decrease was due to a 27% decline in ERC/ERD volume from the prior year resulting primarily from the discontinuation of a business relationship with one large integrated software partner. The substantial majority of the Company’s tax business occurs during the first quarter of each year; therefore, most of this decline relates to the first quarter of 2006.

Net RAL Securitization Income was $2.5 million for the nine months ended September 30, 2006 as the Company completed its first time securitization of a portion of the RAL portfolio during the first quarter of the year.  The majority of this income was recognized during the first quarter of the year.  A component of this amount represents a gain/loss on securitization residual, which reflects quarterly adjustments to the carrying value of the residual asset.  The potential exists during the remainder of the year that the Company will record additional gain/loss on securitization residual based on its fair value.  The Company believes the impact of these changes in the value of the residual interest will be immaterial to the financial statements and will recognize such changes in subsequent quarters as they are realized.

Detail of Net RAL Securitization Income follows:

(in thousands)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Gain on sale of RALs	$—	$2,022
Gain/Loss on Securitization Residual	113	509
Net RAL Securitization Income	$113	$2,531

See additional discussion under Footnote 12 “Securitization” of Item 1 “Financial Statements.”

Non interest Expenses

Non interest expenses increased $4.3 million or 8% during the nine months ended September 30, 2006 compared to the same period in 2005. Salaries and employee benefits increased $2.8 million during this period, attributable to annual merit increases, increased incentive compensation accruals and stock option compensation expense and higher than anticipated health insurance claims. The increase in non interest expense was moderated by a $750,000 credit for a reduction in incentive compensation accruals posted during the third quarter of 2006.  The Company recorded stock option expense of $619,000 during the nine months ended September 30, 2006 related to the prospective adoption of SFAS 123R on January 1, 2006.

For the third quarter of 2006 non interest expenses increased $360,000 or 2% compared to the same period in 2005.  Salaries and employee benefits increased $378,000 or 4% during this period, attributable to the same reasons cited in the preceding paragraph. The Company recorded stock option expense of $216,000 during the third quarter 2006 related to the prospective adoption of SFAS 123R on January 1, 2006.

Occupancy and equipment expense increased $884,000, or 9%, during the nine months ended September 30, 2006 compared to the same period in 2005.  The increase in occupancy and equipment was primarily attributable to increased rent and leasehold improvements for the Company’s operations’ areas, as well as increased leasing costs and service agreements for the Company’s technology and operating systems.

Other expense decreased $191,000, or 11%, during the quarter ended September 30, 2006 compared to the same period in 2005. The decrease was primarily attributable to prior period audit and professional fees associated with Tax Refund Solutions product consulting.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

Loans

Net loans, primarily consisting of secured real estate loans, increased by $152 million to $2.2 billion at September 30, 2006 as compared to December 31, 2005.  This growth was primarily in the residential real estate and commercial real estate portfolios and resulted from continued heavy marketing of its discounted closing costs promotions in both product types.

Allowance for Loan Losses and Provision for Loan Losses

The Company experienced an increase in the provision for loan losses of $1.6 million for the first nine months of 2006 and $410,000 for the quarter ended September 30, 2006 compared to the same periods in the prior year.  The traditional banking segment accounted for an increase of $2.4 million for the first nine months of 2006 and $441,000 for the quarter ended September 30, 2006 compared to the same periods in the prior year.  The increase in provision expense for the quarter ended September 30, 2006 was primarily due to growth in the loan portfolio.  The increase for the first nine months also resulted from a large credit recorded to the provision during the second quarter of 2005 associated with improvements in a few large classified loans.

Also included in the provision for loan losses for the nine month periods ended September 30, 2006 and September 30, 2005 were $379,000 and $1.2 million for losses associated with RALs retained by the Company.  The decrease in the provision associated with RALs resulted primarily from the securitization of a portion of the RAL portfolio during the first quarter of 2006.

The allowance for loan losses as a percent of total loans declined slightly to 0.49% at September 30, 2006 as compared to 0.53% as of December 31, 2005.  Management believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2006.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 4 — Summary of Loan Loss Experience

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005
Allowance for loan losses at beginning of period	$10,760	$13,382	$11,009	$13,554

Charge offs:
Real estate:
Residential	(78)	(31)	(568)	(214)
Commercial	—	(33)	(30)	(135)
Construction	(46)	—	(46)	—
Commercial	—	—	(169)	—
Consumer	(303)	(156)	(711)	(450)
Home equity	(27)	—	(91)	(55)
Tax Refund Solutions	—	—	(1,358)	(2,213)
Discontinued operations	—	—	(409)	—

Total	(454)	(220)	(3,382)	(3,067)
Recoveries:
Real estate:
Residential	83	26	137	156
Commercial	—	63	7	83
Construction	1	33	85	33
Commercial	—	13	14	28
Consumer	88	61	227	229
Home equity	17	4	42	33
Tax Refund Solutions	284	346	978	1,042
Discontinued operations	1	—	80	—

Total	474	546	1,570	1,604

Net loan charge offs / recoveries	20	326	(1,812)	(1,463)
Provision for loan losses from continuing operations	110	(300)	2,013	423
Provision for loan losses from discontinued operations	(33)	(2,285)	(353)	(1,391)

Allowance for loan losses at end of period	$10,857	$11,123	$10,857	$11,123

Ratios:
Allowance for loan losses to total loans	0.49%	0.57%	0.49%	0.57%
Annualized net loan charge offs to average loans outstanding (from continuing operations)	0.00	(0.07)	0.09	0.10
Allowance for loan losses to non performing loans	193	122	193	122

Federal Home Loan Bank Advances

The Company has $726 million of FHLB advances at September 30, 2006.  Approximately $50 million of the FHLB advances at September 30, 2006 are convertible advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years.  At the end of their respective fixed rate periods, the FHLB has the right to convert the advances to floating rate advances tied to LIBOR.  If the FHLB elects to convert the debt to a floating rate instrument, Republic has the right to pay off the advances without penalty.  During the first nine months of 2006, the FHLB converted $40 million in advances to floating rate, overnight advances.  The weighted average coupon on the $50 million remaining at September 30, 2006 was 4.98%.  Based on market conditions at this time, management believes it is likely the substantial majority of these advances will be converted to floating rate advances by the FHLB during the fourth quarter of 2006.

The Company also has approximately $312 million in FHLB advances, which reprice on an overnight basis.  The Company has elected to borrow these advances on an overnight basis due to the uncertainty of the current interest rate environment and the inversion of the yield curve.  Due to the continued negative impact of the large amount of overnight advances on the Company’s interest rate sensitivity model, it is likely the Company will begin extending the maturities on a portion of these advances during the fourth quarter of 2006.  The overall effect on the Company’s current earnings from extending maturities on the overnight advances will be minimal.  This strategy, however, will lessen the negative impact of an increase in short-term interest rates on the Company’s net interest income and will reduce the positive impact from a decrease in short-term interest rates on the Company’s net interest income.

LIQUIDITY

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and mortgage backed securities (“MBSs”) and proceeds realized from the sale of loans held for sale. The Company’s liquidity is impacted by its ability to sell securities, which is limited, due to the level of securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At September 30, 2006, these securities had a fair market value of $405 million. Republic’s banking centers and its Internet site, www.republicbank.com, provide access to retail deposit markets. These retail deposits, if offered at attractive rates, have historically been a source of additional funding when needed. In addition, brokered certificates of deposit have provided a source of liquidity to the Company when needed to fund loan growth.

Traditionally, the Company has also utilized secured and unsecured borrowing lines to supplement its funding requirements.  At September 30, 2006, the Company had capacity with the Federal Home Loan Bank to borrow an additional $46 million. The Company also had $196 million in approved unsecured line of credit facilities available at September 30, 2006 through various third party sources.

The Company’s principal source of funds for dividend payments is dividends received from the Bank.  Kentucky and Indiana banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At September 30, 2006, Republic Bank & Trust Company and Republic Bank & Trust Company of Indiana could, without prior approval, declare dividends of approximately $44 million and $835,000, respectively.  The Company does not plan to pay dividends from Republic Bank & Trust Company of Indiana in the foreseeable future.

CAPITAL

Total stockholders’ equity increased from $214 million at December 31, 2005 to $233 million at September 30, 2006. The increase in stockholders’ equity was primarily attributable to net income earned during 2006 reduced by dividends declared, the repurchase of Company stock and the change in accumulated other comprehensive income/(loss) as a result of the respective change  in the value of the available for sale securities portfolio.

See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional detail regarding stock repurchases and buy back programs.

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

The FDIC has categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for the Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the Federal Reserve and FDIC.  Republic’s average capital to average assets ratio was 8.01% at September 30, 2006 compared to 8.00% at December 31, 2005.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of September 30, 2006 and December 31, 2005.

Table 5 — Capital Ratios

	As of September 30, 2006		As of December 31, 2005
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$284,959	15.37%	$267,054	15.03%
Republic Bank & Trust Co.	238,558	13.28	220,730	12.78
Republic Bank & Trust Co. of Indiana	11,997	19.05	11,488	22.76

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$274,102	14.79	$256,046	14.41
Republic Bank & Trust Co.	204,858	11.41	186,905	10.82
Republic Bank & Trust Co. of Indiana	11,390	18.09	10,855	21.51

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$274,102	9.70	$256,046	9.47
Republic Bank & Trust Co.	204,858	7.43	186,905	7.12
Republic Bank & Trust Co. of Indiana	11,390	11.92	10,855	13.62

REGULATORY MATTERS

On June 22, 2006, Republic Bank & Trust Company received a subsequent CRA evaluation prepared as of April 10, 2006 in which it received a “Satisfactory” rating.  Previously on July 22, 2005, Republic Bank & Trust Company received a Community Reinvestment Act (“CRA”) performance evaluation prepared as of October 4, 2004 with a “Needs to Improve” rating. Republic Bank & Trust Company voluntarily changed certain procedures and processes to address the Regulation B issues raised by the FDIC during the CRA Evaluation. As required by statute, the FDIC referred their conclusions to the Department of Justice (“DOJ”) for review.  Subsequent to September 30, 2006, the Company was notified that the DOJ has referred the Regulation B issue back to the FDIC for administrative handling with no further corrective action required by the DOJ.  At this time, the FDIC is considering whether it will require any further corrective actions by Republic.

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

Republic utilizes an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are evaluated with the model.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve. These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve. As with the Company’s previous simulation models, the September 30, 2006 simulation analysis continues to indicate that an increase in interest rates would have a negative effect on net interest income, while a decrease in interest rates would have a positive effect on net interest income.

The following table illustrates Republic’s projected annualized net interest sensitivity profile based on the asset/liability model as of September 30, 2006:

Table 6 — Interest Rate Sensitivity

Net Interest Income Change
Increase 200 basis points	-8.57%
Decrease 100 basis points	-4.56
Increase 100 basis points	2.99
Decrease 200 basis points	4.25

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 1A “Risk Factors.”

Item 4.     Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 1A.         Risk Factors.

Information regarding risk factors appears in the Company’s Form 10-K for the year ending December 31, 2005, under the heading titled “Cautionary Statement Regarding Forward-Looking Statements” and in the Form 10-K Part I, Item 1A “Risk Factors.”  There has been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2006 are included in the following table:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1 — July 31	—		$—	—
Aug. 1 — Aug. 31	1,157		20.44	1,157
Sept. 1 — Sept. 30	1,157		21.98	1,157
Total	2,314	*	$21.21	2,314	319,668

* - Represents shares repurchased by the Company in connection with stock option exercises.

During the nine months ended September 30, 2006, the Company repurchased 29,038 shares in addition to stock option exercises.  During the second quarter of 2006, the Company’s Board of Directors approved the repurchase of an additional 300,000 shares, from time to time, if market conditions are deemed favorable to the Company.  During the third quarter of 2005, the Company’s Board of Directors approved the repurchase of 262,500 shares.  The repurchase programs will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program.  As of September 30, 2006, the Company had 319,668 shares which could be repurchased under the current stock repurchase programs.

During 2006, Republic issued approximately 10,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock.  The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.        Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit
10.1	Republic Bancorp, Inc. Amended By Laws

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* -   This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

November 9, 2006	By: Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

November 9, 2006	By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer