Form 10-K
period 2006-12-31
REPUBLIC BANCORP INC /KY/
filed 2007-03-15
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number: 0-24649

REPUBLIC BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-0862051
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

601 West Market Street, Louisville, Kentucky	40202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 584-3600

              Securities  registered  pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	NASDAQ Global Select Market

              Securities  registered  pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

              Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $186,548,240 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of March 1, 2007 was 18,251,647 and 2,350,468. All share and per share data has been restated to reflect the five percent (5%) stock dividend that was declared in January 2007.

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

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2007 are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains statements relating to future results of Republic Bancorp, Inc. that are considered “forward-looking” within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements are principally, but not exclusively, contained in Item 1 “Business,” Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements relate to, among other things, expectations concerning critical accounting estimates, loan demand, growth, performance, simulated changes in interest rates and the adequacy of the allowance for loan losses. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required, as well as other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission (“SEC”).  Broadly speaking, forward-looking statements include:

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

•                  legal and regulatory matters; and,

•                  future capital expenditures.

Forward-looking statements discuss matters that are not historical facts.  As forward-looking statements discuss future events or conditions, they often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions.  Do not rely on forward-looking statements.  Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date they are made and management may not update them to reflect changes that occur subsequent to the date the statements are made. See additional discussion under the sections titled Item 1 “Business,” Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As used in this report, the terms  “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: Republic Bank & Trust Company and Republic Bank.

PART I

Item 1  Business.

Republic Bancorp, Inc. (“Republic” or the “Company”) is a Financial Holding Company (“FHC”), under the Bank Holding Company Act of 1956, as amended (“BHCA”), headquartered in Louisville, Kentucky.  Republic is the Parent Company of Republic Bank & Trust Company and Republic Bank (together referred to as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust.  Republic Invest Co. includes its subsidiary, Republic Capital LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bank, a federally chartered thrift institution, includes its subsidiary, GulfStream Financial Properties, Inc.  Incorporated in Kentucky on January 2, 1974, Republic became a bank holding company when Republic Bank & Trust Company became authorized to conduct commercial banking business in Kentucky in 1981.

The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the operations of the Bank.  At December 31, 2006, Republic had total assets of $3.0 billion, total deposits of $1.7 billion and total stockholders’ equity of $237 million.  Based on total assets as of December 31, 2006, Republic ranked as the largest independently owned Kentucky-based bank holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600.  The Company’s website address is www.republicbank.com.

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

General Business Overview

As of December 31, 2005, the Company was divided into four distinct business operating segments:  Banking, Tax Refund Solutions, Mortgage Banking and Deferred Deposits or “Payday Loans.” As discussed throughout this document, the Company substantially exited the deferred deposit business during the first quarter of 2006; therefore, the deferred deposit segment operations are presented as discontinued operations. See additional discussion under Footnote 20 “Segment Information” and Footnote 24 “Discontinued Operations” of Item 8 “Financial Statements and Supplementary Data.” Total assets and net income for the years ended December 31, 2006, 2005 and 2004 are presented below:

As of December 31, 2006 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$22,793	$4,668	$655	$28,116	$235
Total assets	3,044,983	205	1,599	3,046,787	—

As of December 31, 2005 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$23,730	$5,531	$817	$30,078	$4,987
Total assets	2,721,221	1,770	6,617	2,729,608	5,948

As of December 31, 2004 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$19,187	$5,406	$1,337	$25,930	$6,571
Total assets	2,432,579	2,012	16,496	2,451,087	47,835

(I)  Banking

As of December 31, 2006, Republic had a total of 38 full-service banking centers with 34 located in Kentucky, two in southern Indiana and two in Pasco County, Florida. Republic Bank & Trust Company’s primary market areas are located in metropolitan Louisville, central Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 19 banking centers.  Republic’s central Kentucky market includes 15 banking centers in the following Kentucky cities: Bowling Green (1); Covington (1); Elizabethtown (1); Fort Wright (1) Frankfort (2); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). Republic Bank & Trust Company also has banking centers located in New Albany and Jeffersonville, Indiana.  Republic Bank has locations in Port Richey and New Port Richey, Florida.  Republic also operates two Loan Production Offices (“LPOs”) in the Louisville, Kentucky market and one additional LPO office in Pasco County, Florida.  The Louisville LPOs operate under Republic Finance, a division of Republic Bank & Trust Company. Republic Finance offers an array of loan products to individuals who may not qualify under the Bank’s standard underwriting guidelines. The Company has announced plans to open additional banking centers in Florence, Kentucky, Shepherdsville, Kentucky and Floyds Knobs, Indiana as well as two additional banking centers in Florida in 2007.

In October 2006, Republic completed its acquisition of GulfStream Community Bank (“GulfStream”), a federally chartered thrift institution headquartered in Port Richey, Florida.  In December, in connection with the Company’s branding initiative, the Company changed the name of the institution to Republic Bank. On the acquisition date, GulfStream, which began operations in 2000, had total assets of $64 million with net loans of $44 million and total deposits of $54 million.  This acquisition did not materially impact the Company in 2006.  Also during the fourth quarter of 2006, the Company merged the Republic Bank & Trust Company of Indiana bank charter into Republic Bank & Trust Company.

Banking related operating revenues are derived primarily from interest earned from the Bank’s loan and investment securities portfolios and fee income from loans, deposits and other banking products.  The Bank has historically extended credit and provided general banking services through its banking center network to individuals and businesses.  Over the past several years, the Bank has expanded into new lines of business to diversify its asset mix and further enhance its profitability. The Bank principally markets its banking products and services through the following delivery channels:

Mortgage Lending — The Bank generally retains adjustable rate residential real estate loans with fixed terms up to ten years. These loans are originated through the Bank’s retail banking center network and LPOs.  Fixed rate residential real estate loans that are sold into the secondary market, and their accompanying servicing rights, which may be either sold or retained, are included as a component of the Company’s “Mortgage Banking” segment and are discussed throughout this document.

Commercial Lending — Commercial loans are primarily real estate secured and are generated through banking centers in the Bank’s market areas. The Bank makes commercial loans to a variety of industries and promotes this business through focused calling programs in order to broaden relationships by providing business clients with loan, deposit and treasury management services.

Consumer Lending — Traditional consumer loans made by the Bank include home improvement and home equity loans, as well as secured and unsecured personal loans. With the exception of home equity loans, which are actively marketed in conjunction with single family first lien mortgage loans, traditional consumer loan products are not actively promoted in Republic’s markets.

Treasury Management Services — The Bank provides various deposit products designed for business clients located throughout its market areas. Lockbox processing, business online banking, account reconciliation and Automated Clearing House (“ACH”) processing are additional services offered to businesses through the Treasury Management department. The “Premier First” product is the premium money market sweep account designed for business clients.

Internet Banking — The Bank expands its market penetration and service delivery by offering clients Internet banking services and products through its Internet site, www.republicbank.com.

Other Banking Services — The Bank also provides trust, title insurance and other related financial institution products and services.

(II)  Tax Refund Solutions (“TRS”)

Republic Bank & Trust Company (“RBT”) is one of a limited number of financial institutions that facilitates the payment of federal and state tax refunds through tax preparers located throughout the U.S. RBT facilitates the payment of these tax refunds through three primary products: Refund Anticipation Loans (“RALs”), Electronic Refund Checks (“ERCs”) and Electronic Refund Deposits (“ERDs”).  RBT offers RALs for those taxpayers who apply and qualify and RALs are repaid when the taxpayers’ refunds are electronically received by RBT from the government.  For those taxpayers who wish to receive their funds electronically via an ACH, RBT will provide an ERC or an ERD to the taxpayer. An ERC/ERD is issued to the taxpayer after RBT  has received the tax refund from the federal or state government.

See Footnote 5 “Securitization” of Item 8 “Financial Statements and Supplementary Data” for a description of the securitization that RBT utilized during the first quarter of 2006. This securitization represented the sale of a portion of the RAL portfolio to a financial institution, and except for the capital that was allocated for the small retained interest kept by RBT, it eliminated the impact on the regulatory capital ratios of RBT. Net RAL securitization income, which represents the gain on sale and gain/loss on securitization residual and other costs incurred by RBT on the sold loans, is classified as non interest income under the caption “Net RAL securitization income.”

See additional discussion regarding TRS under the sections titled Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 24 “Segment Information” of  Item 8 “Financial Statements and Supplementary Data.”

(III)  Mortgage Banking

Mortgage banking activities primarily include 15, 20 and 30-year fixed rate real estate loans that are sold into the secondary market. Since 2003, the Bank historically retained servicing on substantially all loans sold into the secondary market.  Administration of loans with the servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for taxes and insurance and remitting payments to the secondary market investors.  A fee is received by the Bank for performing these standard servicing functions.

See additional discussion regarding mortgage banking under the sections titled: Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote24 “Segment Information” of  Item 8 “Financial Statements and Supplementary Data.”

(IV)  Discontinued Operations (“Deferred Deposits” or “Payday Lending”)

The Company substantially exited the payday loan segment of business during February 2006.  This segment has been treated as a discontinued operation and all current period and prior period data has been restated to reflect operations absent the payday lending segment of business. The Company ceased originating payday loans on June 30, 2006 and had no payday loans outstanding at December 31, 2006.

See additional discussion regarding the payday lending products under the sections titled: Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Footnote 24 “Segment Information” and Footnote 2 “Discontinued Operations” of Item 8 “Financial Statements and Supplementary Data.”

Employees

As of December 31, 2006, Republic had 739 full-time equivalent employees.  Altogether, the Company had 722 full-time and 34 part-time employees.  None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage.  The Company believes that its employee relations have been and continue to be good.

Competition

The Bank actively competes with several local and regional retail and commercial banks, credit unions and mortgage companies for deposits, loans and other banking related financial services. There is intense competition in the Company’s markets from other financial institutions, as well as other non-bank companies that engage in similar activities. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. In addition, the Bank must compete with much larger financial institutions that have greater financial resources than the Bank that, while predominantly headquartered in other states, aggressively compete for market share in Kentucky, southern Indiana and Pasco County, Florida. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, can act to create more pressure on smaller financial institutions to consolidate. The Bank also competes with insurance companies, consumer finance companies, investment banking firms and mutual fund managers. Retail establishments compete for certain loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise.  It is anticipated that competition from both bank and non- bank entities will continue to remain strong in the foreseeable future.

Supervision and Regulation

Republic Bank & Trust Company is a Kentucky chartered commercial banking and trust corporation and as such, it is subject to supervision and regulation by the FDIC and the Kentucky Office of Financial Institutions.  Republic Bank is a federally chartered thrift institution and as such, it is subject to supervision and regulation by the Office of Thrift Supervision (“OTS”) and secondarily by the FDIC, as the deposit insurer. All deposits held by the Bank are insured by the FDIC.  Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the OTS and Kentucky banking regulators.  The Federal Reserve Bank (“FRB”) regulates the Company with monetary policies and operational rules that directly affect the Bank. The Company is also a member of the Federal Home Loan Bank System and, with respect to deposit insurance, a member of the Deposit Insurance Fund (“DIF”) managed by the FDIC.

The Company files reports with the FRB, FDIC and OTS concerning business activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. These agencies conduct periodic examinations to test the Company’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities under which a bank or thrift can engage and is intended primarily for the protection of the insurance fund and depositors. This regulatory structure also gives  regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in regulatory requirements and policies, whether by the FRB, the FDIC, the OTS or state or federal legislation, could have a material adverse impact on the Company and Company operations.

Regulators have broad enforcement power over bank holding companies and banks, including, but not limited to, the power to mandate or restrict particular actions, activities, or divestitures, impose substantial fines and other penalties for violations of laws and regulations, issue cease and desist or removal orders, seek injunctions, publicly disclose such actions and police unsafe or unsound practices. In addition, Republic’s non-banking subsidiaries are also subject to regulation by other agencies.

Certain regulatory requirements applicable to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to banks, thrifts and their holding companies set forth below does not purport to be a complete description of such statutes and regulations and their effect on the Company and is qualified in its entirety by reference to the actual laws and regulations.

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

Bank Acquisitions by Banks and FHCs — Republic is required to obtain the prior approval of the FRB under the BHCA before it may, among other things, acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of any class of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the bank involved, the convenience and needs of the communities to be served and various competitive factors. Consideration of financial resources generally focuses on capital adequacy, which is discussed below. Consideration of convenience and needs issues includes the parties’ performance under the CRA. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low to moderate income neighborhoods.

Under the BHCA, so long as it is at least adequately capitalized and adequately managed, Republic may purchase a bank, subject to regulatory approval, located inside or outside the states of Kentucky or Florida.  Similarly, an adequately capitalized and adequately managed bank holding company located outside of Kentucky or Florida may purchase a bank located inside Kentucky or Florida, subject to appropriate regulatory approvals.  In either case, however, state law restrictions may be placed on the acquisition of a state bank that has been in existence for a limited amount of time, or would result in specified concentrations of deposits.  For example, Kentucky law prohibits a bank holding company from acquiring control of banks located in Kentucky, if the holding company would then hold more than 15% of the total deposits of all federally insured depository institutions in Kentucky.

Financial Activities — The activities permissible for bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (“GLBA”), effective March 11, 2000. The GLBA permits bank holding companies that qualify as, and elect to be FHCs to engage in a broad range of financial activities, including underwriting, dealing in and making a market in securities, insurance underwriting and agency activities without geographic or other limitation, as well as merchant banking. To maintain its status as a FHC, the Company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a “satisfactory” CRA rating.

FHC regulators approve certain activities as financial in nature or incidental to financial activities, as well as define the procedures and requirements that allow a FHC to request the FRB’s approval to conduct a financial activity, or an activity that is complementary to a financial activity. The Company is required to obtain prior FRB approval in order to engage in the financial activities identified in the GLBA or FRB regulations. In addition, if any of its depository institution subsidiaries ceases to be well-capitalized or well-managed, and compliance is not achieved within 180 days, the Company may be forced, in effect, to cease conducting business as a FHC by divesting either its non-banking financial activities or its bank activities.  Moreover, the Hart-Scott-Rodino Act antitrust filing requirements may apply to certain non-bank acquisitions.

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

Safe and Sound Banking Practice — The FRB does note permit bank holding companies to engage in unsafe and unsound banking practices. The FDIC, the Kentucky Office of Financial Institutions and the OTS have similar restrictions with respect to the Bank.

Source of Strength — Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources for their support. Such support may restrict the Company’s ability to pay dividends, and may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. As noted below, a bank holding company may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary and cross guarantee provisions, as described below, generally apply to the Company. In addition, any capital loans by the Company to its bank subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of subsidiary banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The USA Patriot Act — The USA Patriot Act was signed into law in October, 2001.  The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Among other requirements, the USA Patriot Act requires banks to establish anti-money laundering programs, to adopt procedures and controls to detect and report money laundering, and to comply with certain enhanced recordkeeping obligations with respect to correspondent accounts of foreign banks.  Compliance with these new requirements has not had a material effect on our operations.

The Bank

The Kentucky and federal banking statutes prescribe the permissible activities in which a Kentucky or federal savings bank may engage and where those activities may be conducted. Kentucky’s statutes contain a super parity provision that permits a well-rated Kentucky banking corporation to engage in any banking activity in which a national or state bank operating in any other state or a federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided it first obtains a legal opinion from counsel specifying the statutory or regulatory provisions that permit the activity.

Branching — Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky.  A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Executive Director of the Kentucky Office of Financial Institutions, upon notice to the Office and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Executive Director of the Kentucky Office of Financial Institutions, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. An out of state bank is permitted to establish branch offices in Kentucky only by merging with a Kentucky bank. De novo branching into Kentucky by an out of state bank is not permitted.  This difficulty for out of state banks to branch into Kentucky may limit the ability of a Kentucky bank to branch into many states, as several states have reciprocity requirements for interstate branching.

Under federal regulations, Republic Bank may establish and operate branches in any state of the United States with the prior approval of the OTS.  Highly rated federal savings associations that satisfy certain regulatory requirements may establish branches without prior OTS approval, provided the federal savings association publishes notice of its establishment of a new branch, the federal savings association notifies the OTS of the establishment of the branch, and no person files a comment with the OTS opposing the proposed branch.

Restrictions on Affiliate Transactions — Transactions between the Bank and its non-banking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties, which are collateralized by the securities, or obligations of the Company or its subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with the Bank and other non-affiliated persons.

The FRB promulgated Regulation W to implement Sections 23A and 23B.  That regulation contains the foregoing restrictions and also addresses derivative transactions, overdraft facilities and other transactions between a bank and its non-bank affiliates.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets — Banking regulators’ may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. Dividends paid by Republic Bank & Trust Company have provided substantially all of the Company’s operating funds in the past.  Capital adequacy requirements and state law serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be undercapitalized.

Under Kentucky and federal banking law, the dividends the Bank can pay during any calendar year are generally limited to its profits for that year, plus its retained net profits for the two preceding years, less any required transfers to surplus or to fund the retirement of preferred stock or debt, absent approval of the respective state or federal banking regulators. Management does not anticipate any restrictions on dividends to the Company from the Bank in the foreseeable future. In addition, Republic Bank must notify the OTS 30 days before declaring any dividend payable to the Company.

Deposit Insurance Assessments —  The Federal Deposit Insurance Reform Act of 2005 and The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 signed by the President in February, 2006 (the “Act”) revised the laws governing federal deposit insurance by providing for changes that included: merging the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a new fund titled the Deposit Insurance Fund (“DIF”) effective March 31, 2006; coverage for certain retirement accounts was increased to $250,000 effective April 1, 2006; deposit insurance coverage on individual accounts may be indexed for inflation beginning in 2010; the FDIC will have more discretion in managing deposit insurance assessments; and eligible institutions will receive a one-time initial assessment credit. Under the Act, the FDIC is authorized to revise the current risk-based assessment system. Insurance premiums will be based on a number of factors including the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation replaces the current minimum 1.25% reserve ratio for the insurance funds with a range for the new insurance fund’s reserve ratio between 1.15% and 1.5% depending on projected losses, economic changes and assessment rates at the end of a calendar year, abolishes the rule prohibiting the FDIC from charging the banks in the lowest risk category when the reserve ratio premiums is more than 1.25% and does not limit the FDIC to changing assessment rates bi-annually.

The FDIC announced a new rule in November, 2006 regarding the risk-based assessment system for the premiums paid by each bank. Under this risk-based system, the FDIC will evaluate an institution’s risk based on supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for certain large institutions. The pricing structure for 2007 sets rates with the minimum premium starting at 0.05% of insured deposits. Certain credits will be allowed against 2007 premiums for certain eligible institutions with premium assessments prior to 1996. Management expects premium costs to be between 0.05% and 0.07% for 2008, reduced by applicable costs.

Cross-Guarantee Provisions — The Federal Deposit Insurance Act contains a cross-guarantee provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of its sister depository institutions.

Consumer Laws and Regulations — In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in their transactions with banks. While the discussion set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Housing Act and the Fair and Accurate Transactions Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers when accepting deposits or originating loans. Certain laws also limit the Bank’s ability to share information with affiliated and unaffiliated entities. The Bank is required to comply with all applicable consumer protection laws and regulations as part of its ongoing business operations.

Code of Ethics — The Company adopted a code of ethics that applies to all employees, including the Company’s principal executive, financial and accounting officers. A copy of the Company’s code of ethics is available on the Company’s website. The Company intends to disclose information about any amendments to, or waivers from, the code of ethics that are required to be disclosed under applicable SEC regulations by providing appropriate information on the Company’s website. If at any time the code of ethics is not available on our website, the Company will provide a copy of it free of charge upon written request.

Qualified Thrift Lender Test — Federal law requires savings institutions to meet the qualified thrift lender test (“QTL”) found at 12 U.S.C. §1467a(m). The QTL measures the proportion of a savings institution’s assets invested in loans or securities supporting residential construction and home ownership.  Under the QTL, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage backed securities) in at least nine months out of each 12-month period.  Qualified thrift investments include (i) housing-related loans and investments, (ii) obligations of the FDIC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals, (iv) consumer loans, (v) shares of stock issued by any FHLB, and (vi) shares of stock issued by the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” Portfolio assets consist of total assets minus (a) goodwill and other intangible assets, (b) the value of properties used by the savings institution to conduct its business, and (c) certain liquid assets in an amount not exceeding 20% of total assets. If the Bank fails to remain qualified under the QTL, it must either convert to a commercial bank charter or be subject to restrictions specified under OTS regulations. A savings institution may re-qualify  under the QTL if it thereafter complies with the QTL. At December 31, 2006, Republic Bank exceeded the QTL requirements.

Federal Home Loan Bank System — The Bank is a member of the Federal Home Loan Bank (“FHLB”) System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board.  The Federal Home Loan Banks provide a central credit facility primarily for member institutions.  As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater.  As of December 31, 2006, the Bank was in compliance with this requirement.

Capital Adequacy Requirements

Capital Guidelines — The FRB, FDIC and OTS have substantially similar risk based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off balance sheet instruments. Under the risk based guidelines, specific categories of assets are assigned different risk weights based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk weighted asset base. The guidelines require a minimum total risk based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier I capital elements (generally, common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, non cumulative perpetual preferred stock, less goodwill and certain other intangible assets). Total capital is the sum of Tier I and Tier II capital. Tier II capital generally may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity securities. As of December 31, 2006, the Company’s ratio of Tier I capital to total risk-weighted assets was 13.73% and its ratio of total capital to total risk weighted assets was 14.30%. As of December 31, 2006, Republic Bank & Trust Company’s ratio of Tier I capital to total risk weighted assets was 11.52% and its ratio of total risk based capital to total risk weighted assets was 13.32%. Republic Bank’s Tier I capital to total risk weighted assets was 20.00% and its ratio of total risk based capital to total risk weighted assets was 20.68% at December 31, 2006.

In addition to the risk based capital guidelines, the FRB utilizes a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier I capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2006, the Company’s leverage ratio was 8.92%. The FDIC’s leverage guidelines require state banks to maintain Tier I capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 2006, Republic Bank & Trust Company’s and Republic Bank’s leverage ratios were 7.45% and 13.12%, respectively.

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

Corrective Measures for Capital Deficiencies — The Banking regulators are required to take “prompt corrective action” with respect to capital deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under these regulations, a well-capitalized bank has a total risk based capital ratio of 10% or higher; a Tier I risk-based capital ratio of 6% or higher; a leverage ratio of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An adequately capitalized bank has a total risk-based capital ratio of 8% or higher; a Tier I risk-based capital ratio of 4% or higher; a leverage ratio of 4% or higher (3% or higher if the bank was rated a CAMEL 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is undercapitalized if it fails to meet any one of the ratios required to be adequately capitalized.

Undercapitalized institutions are required to submit a capital restoration plan, which must be guaranteed by any holding company of the institution. In addition, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment. A bank’s capital classification will also affect its ability to accept brokered deposits. Under banking regulations, a bank may not lawfully accept, roll over or renew brokered deposits, unless either it is well-capitalized or it is adequately capitalized and receives a waiver from the regulator.

If a banking institution’s capital decreases below acceptable levels, banking regulatory enforcement powers become more enhanced. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. Banking regulators’ have only very limited discretion in dealing with a critically undercapitalized institution and is normally required to appoint a receiver or conservator.

Banks with risk based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

In addition, a bank holding company that elects to be treated as a FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures.  Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions.  More specifically, the FRB’s regulations require a FHC to notify the FRB within 15 days of becoming aware that any depository institution controlled by the company has ceased to be well-capitalized or well-managed.  If the FRB determines that a FHC controls a depository institution that is not well-capitalized or well-managed, the FRB will notify the FHC that it is not in compliance with applicable requirements and may require the FHC to enter into an agreement acceptable to the FRB to correct any deficiencies.  Until such deficiencies are corrected, the FRB may impose any limitations or conditions on the conduct or activities of the FHC and its affiliates that the FRB determines are appropriate, and the FHC may not commence any additional activity or acquire control of any company under Section 4(k) of the BHC Act without prior FRB approval.  Unless the period of time for compliance is extended by the FRB, if an FHC fails to correct deficiencies in maintaining its qualification for FHC status within 180 days of entering into an agreement with the FRB, the FRB may order divestiture of any depository institution controlled by the company.  A company may comply with a divestiture order by ceasing to engage in any financial or other activity that would not be permissible for a bank holding company that has not elected to be treated as a FHC.

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

Statistical Disclosures

The statistical information required by Item 1 “Business” may be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1A.  Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond our control, which may significantly change the results or expectations of the Company.  Some of these factors are described below in the sections titled “Company Factors” and “Industry Factors,” however, many are described in the other sections of this Form 10-K document.

Company Factors

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Our management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different than amounts previously estimated.  Management has identified two accounting policies as being critical to the presentation of the Company’s financial statements.  These policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates” and relate to the allowance for loan losses and the valuation of mortgage servicing rights.  Due to the inherent uncertainty of estimates, we cannot provide any assurance that the Company will not significantly increase its allowance for loan losses if actual losses are more than the amount reserved or recognize a significant provision for impairment of its mortgage servicing rights.

The Company’s lines of business and products not typically associated with traditional banking expose the Company’s earnings to additional risks and uncertainties. In addition to traditional banking and mortgage banking products, the Company provides RALs, ERCs/ERDs and “Overdraft Honor” deposit accounts. The following details specific risk factors related to these lines of business:

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

Exiting this line of business, either voluntarily or involuntarily, would significantly reduce the Company’s earnings.  See additional discussion about this product under the sections titled: Item 1 “Business,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 24 “Segment Information” of Item 8 “Financial Statements and Supplementary Data.”

•                  Our mortgage banking activities would be significantly adversely impacted by rising long-term interest rates. Changes in interest rates can impact the gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of mortgage banking income.  A decline in interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand.  If demand increases, mortgage banking income will be positively impacted by more gains on sale; however, the valuation of existing mortgage servicing rights will decrease and may result in a significant impairment.  In addition to the previously mentioned risks, a decline in demand for mortgage banking products could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts.  See additional discussion about this product under the sections titled Item 1 “Business,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 24 “Segment Information” of Item 8 “Financial Statements and Supplementary Data.”

•                  The Company’s “Overdraft Honor” program represents a significant business risk, and if the Company terminated the program it would materially impact the earnings of the Company. There can be no assurance that the Company’s regulators, or others, will not impose additional limitations on this program or prohibit the Company from offering the program. The Company offers an “Overdraft Honor” program, which permits eligible clients to overdraft their checking accounts up to a predetermined dollar amount for the Bank’s customary overdraft fee(s).  Generally, to be eligible for the Overdraft Honor program, clients must qualify for one of the Company’s traditional checking products when the account is opened and remain in that product for 30 days; have deposits of at least $500; and have had no overdrafts or returned deposited items. Once the eligibility requirements have been met, the client is eligible to participate in the Overdraft Honor program. If an overdraft is made by the client, the Company may pay the overdraft, at its discretion, up to $500 (an account in good standing after two years is eligible for up to $750).  Under regulatory guidelines, clients utilizing the Overdraft Honor program may remain in overdraft status for no more than 45 days.  Generally, an account that is overdrawn for 60 consecutive days is closed and the balance is charged off.

Overdraft balances from deposit accounts, including those overdraft balances resulting from the Company’s Overdraft Honor program, are recorded as a component of loans on the Company’s balance sheet.

The Company assesses two types of fees related to overdrawn accounts, a fixed per item fee and a fixed daily charge for being in overdraft status.  The per item fee for this service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available.  As such, it is classified on the income statement in “service charges on deposits” as a component of non interest income along with per item fees assessed to clients not in the Overdraft Honor program.  A substantial majority of the per item fees in service charges on deposits relates to clients in the Overdraft Honor program. The daily fee assessed to the client for being in overdraft status is considered a loan fee and is thus included in interest income on loans.

The Company earns a substantial majority of its fee income related to this program from the per item fee it assesses its clients for each insufficient funds check or electronic debit presented for payment.  Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, result in a high rate of interest when annualized and are thus considered excessive by some consumer groups.   The total per item fees included in service charges on deposits for the year ended December 31, 2006, 2005 and 2004 were $12.1 million, $9.9 million and $8.6 million.  The total daily overdraft charges included in interest income for the years ended December 31, 2006, 2005 and 2004 were $2.1 million, $1.7 million and $1.5 million.  Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would significantly reduce Company earnings.

The Company’s stock generally has a low average daily trading volume, which limits a shareholder’s ability to quickly accumulate or quickly sell large numbers of shares of Republic’s stock without causing wide price fluctuations. Also, Republic’s stock price can fluctuate widely in response to a variety of factors, such as actual or anticipated variations in the Company’s operating results, recommendations by securities analysts, operating and stock price performance of other companies, news reports, results of litigation, regulatory actions or changes in government regulations, among other factors.  A low average daily trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

The Company’s insiders hold voting rights that give them significant control over matters requiring stockholder approval.  The Company’s Chairman, President and Vice Chairman hold substantial amounts of our Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock is entitled to one  vote, each share of Class B Common Stock is entitled to ten votes. These classes generally vote together on matters presented to stockholders for approval. Consequently, other stockholders’ ability to influence our actions through their vote may be limited and the non-insider stockholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. We cannot assure you that majority stockholders will vote their shares in accordance with your interests.

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

Republic is subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our financial condition may be adversely affected.  Under regulatory capital adequacy guidelines, and other regulatory requirements, Republic and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors.  If Republic fails to meet these minimum capital guidelines and other regulatory requirements, Republic’s financial condition will be materially and adversely affected.  Republic’s failure to maintain the status of  “well-capitalized” under our regulatory framework, or “well-managed” under regulatory exam procedures, or regulatory violations, could compromise our status as a FHC and related eligibility for a streamlined review process for acquisition proposals and limit financial product diversification.

Our financial condition and earnings could be negatively impacted to the extent the Company relies on information that is false, misleading or inaccurate.  The Company relies on the accuracy and completeness of information provided by vendors, clients and other counterparties.  In deciding whether to extend credit or enter into transactions with other parties, the Company relies on information furnished by, or on behalf of, clients or entities related to those clients.

Defaults in the repayment of loans may negatively impact our business.  When borrowers default on obligations of one or more of their loans, it may result in lost principal and interest income and increased operating expenses, as a result of the increased allocation of management time and resources to the subsequent collection efforts.  In certain situations where collection efforts are unsuccessful or acceptable “work out” arrangements cannot be reached or performed, the Company may have to charge off the loan in part or in whole.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky.  Republic has 34 banking centers located in Kentucky, two banking centers in southern Indiana and two in Florida. The Company also has a LPO located in Florida and two additional LPOs (“Republic Finance”) located in Louisville, Kentucky.

The location of Republic’s facilities, their respective approximate square footage and their form of occupancy are as follows:

	Square	Owned (O)/
Bank Offices	Footage	Leased (L)
Kentucky Banking Centers

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L (1)
601 West Market Street, Louisville	51,000	L (1)
661 South Hurstbourne Parkway, Louisville	42,000	L (1)
9600 Brownsboro Road, Louisville	30,000	L (1)
5250 Dixie Highway, Louisville	5,000	O/L (2)
10100 Brookridge Village Blvd., Louisville	5,000	O/L (2)
9101 U.S. Highway 42, Prospect	3,000	O/L (2)
11330 Main Street, Middletown	6,000	O/L (2)
3902 Taylorsville Road, Louisville	4,000	O/L (2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L (2)
5125 New Cut Road, Louisville	4,000	O/L (2)
1202 Highway 44, Shepherdsville	4,000	O/L (2) (3)
4921 Brownsboro Road, Louisville	2,000	L
4808 Outer Loop, Louisville	4,000	L
3950 Kresge Way, Suite 108, Louisville	900	L
3726 Lexington Road, Louisville	4,000	L
2028 West Broadway, Suite 105, Louisville	3,000	L
220 Abraham Flexner Way., Louisville	971	L
1420 Poplar Level Road, Louisville	3,000	O
3605 Fern Valley Road, Suite 101, Louisville	4,000	L

Lexington
651 Perimeter Drive	4,000	L
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O
3098 Helmsdale Place	5,000	O/L (2)
3608 Walden Drive	4,000	O/L (2)

Covington
535 Madison Avenue	4,000	L (3)

Frankfort
100 Highway 676	3,000	O/L (2)
1001 Versailles Road	4,000	O

Owensboro
3500 Frederica Street	5,000	O
3332 Villa Point Drive, Suite 101	2,000	L

Bowling Green, 1700 Scottsville Road	5,000	O

Elizabethtown, 1690 Ring Road	21,000	O

Fort Wright, 1945 Highland Pike	6,000	L

Georgetown, 430 Connector Road	4,000	O/L (2)

Shelbyville, 1614 Midland Trail	4,000	O/L (2)

	Square	Owned (O)/
Bank Offices	Footage	Leased (L)
Indiana Banking Centers
3001 Charlestown Crossing Way, New Albany	2,000	L
3141 Highway 62, Jeffersonville	4,000	O

Florida Banking Centers

9037 U.S. Highway 19, Port Richey	11,000	O
5043 U.S. Highway 19, New Port Richey	1,000	L
9100 Hudson Avenue, Hudson	—	O (4)

GulfStream Financial Properties, Inc.

3611 Little Road, New Port Richey	—	O (4)

Support and Operations

125 South Sixth Street, Louisville	1,000	L

Loan Production Offices (“LPOs”)

6844 Bardstown Road, Louisville, KY	1,000	L
9128 Taylorsville Road, Louisville, KY	1,000	L
27607 State Road 56, Suite 100, Wesley Chapel, FL	2,000	L

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

(3)       Location is scheduled to open in 2007.

(4)       Location represents land only.

Item 3.  Legal Proceedings.

In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings.  In the opinion of management, there is no proceeding or litigation pending or, to the knowledge of management, in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank.

In regard to Tax Refunds Solutions, a competing RAL financial institution is defending two lawsuits in the State of California relating to the enforceability of cross-collection provisions contained in its RAL contracts with customers. The two cases are the Hood case in the Santa Barbara Superior Court (Case No. 1156354) and the Clark case in the San Francisco Superior Court (Case No. CGC-04-427959). Various companies, including the Company, previously entered into agreements to facilitate the cross-collection of unpaid RALs from prior years. The Company was not named as a Defendant by the Plaintiffs regarding its cross-collection activities with customers. The competing RAL financial institution, however, named the Company and other financial institutions as parties pursuant to the indemnity provisions of the cross-collection contracts between the various companies. The Hood case in Santa Barbara was dismissed by the trial court on federal preemption grounds, but the Plaintiff appealed the trial court ruling. The California Court of Appeals overturned the dismissal of the action and the Supreme Court of California denied the motion to review.  Consequently, the banks collectively filed a motion to stay the proceeding pending a petition to the United States Supreme Court for discretionary review, which was denied.  The banks are considering whether or not to file a certiorari petition. The Clark case in San Francisco was settled.  The issue of cross-collection provisions in RAL contracts could result in further litigation exposure for all financial institutions that offer RALs, including the Company, as some consumer advocate groups have shown a willingness to challenge the RAL cross-collection contract provisions through litigation.

In regard to the discontinued payday loan product, Advance America North Carolina, a former Marketer/Servicer for the Company, has litigation pending against it in the State of North Carolina regarding the delivery of payday loans through the Company in that jurisdiction. The Plaintiffs did not name the Company in the state court action. On December 30, 2005, the state court ruled in favor of Advance America North Carolina, concluding that the arbitration provisions in the Company’s deferred deposit contracts with customers were not unconscionable and were enforceable. As a result, the state court action has been stayed pending the outcome of arbitration.  The Plaintiffs appealed the state court ruling and that appeal remains pending.

Prior to that ruling and in order to protect its right to arbitrate, the Company initiated action against the named Plaintiffs in the state court action referenced above in the U.S. District Court for the Eastern District of North Carolina. The federal court dismissed the complaint and the Company appealed. That appeal remains pending.  Because the Company’s contract with Advance America North Carolina was terminated, the Marketer/Servicer has indemnified the Company and the Company no longer has any payday loans outstanding, management does not believe either of these North Carolina proceedings may be material to the Company and its results of operation.

On January 10, 2006, the Attorney General of the State of Arkansas issued a request for information in the format of a Civil Investigative Demand (“CID”) pursuant to Arkansas Code Ann. Section 4-88-111 and Arkansas Code Ann. Section 23-52-112. The purpose of the CID is to gather information from the Company and its former payday loan Marketer/Servicer, Ace Cash Express, Inc., to determine whether the Company and its Marketer/Servicer fully complied with applicable Arkansas law. The Company and its Marketer/Servicer believe that the payday loans offered to Arkansas residents were in compliance with applicable law. Republic formally replied to the CID in February of 2006 and subsequently supplemented that reply.  There have been no further developments since that supplemental reply was filed and Management does not believe these proceedings to be material to the Company and its results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Republic’s Class A Common Stock is traded on The NASDAQ Global Select Stock Market® (NASDAQ) under the symbol “RBCAA.”  The following table sets forth the high and low sales prices of the Class A Common Stock and the dividends declared on Class A Common Stock and Class B Common Stock during 2006 and 2005.  All per share data has been restated to reflect stock dividends.

2006
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B
March 31	$19.62	$17.33	$0.0798	$0.0726
June 30	20.16	17.50	0.0943	0.0857
September 30	21.04	18.17	0.0943	0.0857
December 31	24.05	19.52	0.0943	0.0857

2005
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B
March 31	$23.53	$20.13	$0.0665	$0.0605
June 30	21.57	18.27	0.0798	0.0726
September 30	21.26	18.72	0.0798	0.0726
December 31	20.54	17.37	0.0798	0.0726

There is no established public trading market for the Company’s Class B Common Stock.  At February 9, 2007, the Class A Common Stock was held by 779 shareholders of record and the Class B Common Stock was held by 154 shareholders of record. The Company intends to continue its historical practice of paying quarterly cash dividends, however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and other considerations. The payment of dividends is subject to the regulatory restrictions described in Footnote  15 “Stockholders’ Equity” of Item 8 “Financial Statements and Supplementary Data.”

Republic has made available to its employees participating in its 401(k) plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic.  Shares are purchased by the independent trustee, administering the plan, from time to time in the open market in broker’s transactions.  As of December 31, 2006, the trustee held 221,546 shares of Class A Common Stock and 5,319 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2006 are included in the following table:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Oct. 1— Oct. 31	—		$—	—
Nov. 1— Nov. 30	14,806	*	22.77	5,237
Dec. 1 — Dec. 31	32,817	**	24.01	—
Total	47,623		$23.62	5,237	330,414

*  — Includes 9,113  shares repurchased by the Company in connection with stock option exercises.

**  — Represents shares repurchased by the Company in connection with stock option exercises.

During 2006, the Company repurchased 35,718 shares in addition to shares exchanged for stock option exercises.  During the second quarter of 2006, the Company’s Board of Directors approved the repurchase of an additional 315,000 shares, from time to time, if market conditions are deemed favorable to the Company. During the third quarter of 2005, the Company’s Board of Directors approved the repurchase of 275,625 shares. The repurchase programs will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program.  As of December 31, 2006, the Company had 330,414 shares which could be repurchased under the current stock repurchase programs.  All share and per share data has been restated to reflect stock dividends.

During 2006, Republic issued approximately 12,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.  Selected Financial Data.

The following table sets forth Republic Bancorp Inc.’s selected consolidated historical financial information from 2002 through 2006. This information should be read in conjunction with Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 8 “Financial Statements and Supplementary Data.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

		As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2006	2005	2004	2003	2002

Income Statement Data:

Total interest income	$176,540	$148,079	$121,443	$112,826	$106,927
Total interest expense	88,242	62,432	42,052	36,551	41,746
Net interest income	88,298	85,647	79,391	76,275	65,181
Provision for loan losses	2,302	340	1,346	6,095	2,438
Non interest income	31,700	28,807	25,651	29,619	23,525
Non interest expenses	74,862	68,512	64,218	61,375	53,771
Income from continuing operations before income tax expense	42,834	45,602	39,478	38,424	32,497
Income tax expense from continuing operations	14,718	15,524	13,548	13,662	11,485
Income from continuing operations before discontinued operations, net of income tax expense*	28,116	30,078	25,930	24,762	21,012
Income (loss) from discontinued operations, net of income tax expense *	235	4,987	6,571	3,441	(523)
Net income	28,351	35,065	32,501	28,203	20,489

Balance Sheet Data:

Total securities	$561,772	$512,163	$551,593	$410,931	$288,459
Total loans	2,300,888	2,070,608	1,789,099	1,581,952	1,310,063
Allowance for loan losses	11,218	11,009	13,554	13,959	10,148
Total assets	3,046,787	2,735,556	2,498,922	2,128,076	1,752,706
Total deposits	1,692,722	1,602,565	1,417,930	1,297,112	1,040,190
Securities sold under agreements to repurchase and other short-term borrowings	401,886	292,259	364,828	220,345	224,929
Federal Home Loan Bank advances	646,572	561,133	496,387	420,178	319,299
Subordinated note	41,240	41,240	—	—	—
Total stockholders’ equity	237,348	213,574	196,069	169,379	150,796

Per Share Data:**

Earnings per share from continuing operations:
Basic earnings per Class A Common Stock	$1.38	$1.46	$1.25	$1.21	$1.04
Basic earnings per Class B Common Stock	1.35	1.43	1.23	1.17	1.03
Diluted earnings per Class A Common Stock	1.35	1.40	1.20	1.18	1.02
Diluted earnings per Class B Common Stock	1.32	1.37	1.18	1.14	1.00

Earnings per share from discontinued operations:*
Basic earnings per Class A Common Stock	0.01	0.24	0.32	0.16	(0.02)
Basic earnings per Class B Common Stock	0.00	0.24	0.32	0.17	(0.03)
Diluted earnings per Class A Common Stock	0.00	0.23	0.31	0.17	(0.03)
Diluted earnings per Class B Common Stock	0.00	0.23	0.30	0.17	(0.02)

(continued)

Item 6.  Selected Financial Data: (continued)

(dollars in thousands, except per share data)	2006	2005	2004	2003	2002

Per Share Data (continued)**:

Earnings per share:
Basic earnings per Class A Common Stock	$1.39	$1.70	$1.57	$1.37	$1.02
Basic earnings per Class B Common Stock	1.35	1.67	1.55	1.34	1.00
Diluted earnings per Class A Common Stock	1.35	1.63	1.51	1.35	0.99
Diluted earnings per Class B Common Stock	1.32	1.60	1.48	1.31	0.98

Market value per share	23.90	19.46	22.20	16.08	9.27
Book value per share	11.53	10.47	9.42	8.19	7.37
Cash dividends declared per Class A Common Stock	0.363	0.306	0.254	0.416	0.172
Cash dividends declared per Class B Common Stock	0.330	0.278	0.231	0.378	0.156

Performance Ratios:

Return on average assets (ROA) from continuing operations	0.98%	1.15%	1.14%	1.32%	1.28%
Return on average assets (ROA)	0.99	1.33	1.40	1.47	1.25
Return on average equity (ROE) from continuing operations	12.46	14.24	14.23	15.16	14.83
Return on average equity (ROE)	12.56	16.56	17.50	16.88	14.44
Efficiency ratio from continuing operations	62	60	61	58	61
Yield on average earning assets	6.43	5.91	5.59	6.24	6.76
Cost of average interest-bearing liabilities	3.81	2.97	2.31	2.42	3.14
Net interest spread	2.62	2.94	3.28	3.82	3.62
Net interest margin	3.22	3.42	3.65	4.22	4.12

Asset Quality Ratios:

Non performing loans to total loans	0.28%	0.29%	0.34%	0.82%	0.75%
Allowance for loan losses to total loans	0.49	0.53	0.76	0.88	0.77
Allowance for loan losses to non performing loans	175	183	221	108	103
Net loan charge offs to average loans from continuing operations	0.06	0.09	0.13	0.19	0.15
Delinquent loans to total loans	0.49	0.35	0.47	0.82	1.21

Capital Ratios:

Average stockholders’ equity to average total assets	7.90%	8.00%	8.01%	8.69%	8.65%
Tier I leverage	8.92	9.47	8.03	8.08	9.02
Tier I risk based capital	13.73	14.41	12.18	11.99	12.77
Total risk based capital	14.30	15.03	13.03	12.99	13.64
Dividend payout ratio	26	18	16	30	17

Other Information:

End of period full time equivalent employees	739	678	611	645	570
Number of banking centers	38	35	33	31	25
Number of Loan Production Offices (LPOs)	3	2	1	—	—

* — Represents the Company exiting the payday loan segment of business during 2006. See additional discussion under the sections titled Item 1 “Business,” Item 1A “Risk Factors” and Footnote 2 “Discontinued Operations” and Footnote 24 “Segment Information” and of Item 8 “Financial Statements and Supplementary Data.”

** — All per share has been restated to reflect stock dividends.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income.  Republic, a bank holding company headquartered in Louisville, Kentucky, is the Parent Company of Republic Bank & Trust Company, Republic Bank (together referred to as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust. Republic Invest Co. includes its subsidiary, Republic Capital LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bank, a federally chartered thrift institution, includes its subsidiary, GulfStream Financial Properties, Inc.  Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Item 8 “Financial Statements and Supplementary Data,” as well as other detailed information included in this Form 10-K.

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

•                  legal and regulatory matters; and

•                  future capital expenditures.

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, they often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions.  Do not rely on forward-looking statements.  Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date they are made and management may not update them to reflect changes that occur subsequent to the date the statements are made.  See additional discussion under the sections titled Item 1 “Business” and Item 1A “Risk Factors.”

OVERVIEW

Net income from continuing operations for the year ended December 31, 2006 was $28.1 million, representing a decline of $2 million, or 7%, compared to the same period in 2005.  Diluted earnings per Class A Common Share from continuing operations declined 4% from $1.40 for the year ended December 31, 2005 to $1.35 for the same period in 2006.

Overall net income for the year ended December 31, 2006 was $28.4 million, representing a decline of $6.7 million or 19% compared to the same period in 2005.  Diluted earnings per Class A Common Share declined 17% to $1.35 for the year ended December 31, 2006 compared to $1.63 for the same period in 2005.

Highlights for the year ended December 31, 2006 consist of the following:

•                              In February 2006, the Bank substantially exited the payday loan business.  For financial reporting purposes, the payday loan business segment has been treated as a discontinued operation.  All current period and prior period income statement data has been restated to reflect continuing operations absent of the payday loan business.

•                              Republic ended the year with total assets of $3.0 billion, an increase of $311 million, or 11%, over the prior year.  As of December 31, 2006, Republic was the largest Kentucky-based bank holding company.

•                              In October, Republic acquired GulfStream Community Bank (“GulfStream”) with two banking centers headquartered in Port Richey, Florida. On the acquisition date, GulfStream, which began operations in 2000, had total assets of $64 million with net loans of $44 million and total deposits of $54 million. Consistent with the Company’s branding initiative, the Company changed the name of GulfStream to Republic Bank in December 2006.

•                              Effective November 30, 2006, the Company merged Republic Bank & Trust Company of Indiana, consisting of two banking centers located in southern Indiana, into Republic Bank & Trust Company.

•                              Republic Bank & Trust Company opened two Northern Kentucky (Cincinnati MSA) banking centers in 2006, representing the Company’s initial entrance into this market.

•                              Net income from continuing operations decreased for year ended December 31, 2006 compared to the same period in 2005 due primarily to a decrease in Electronic Refund Check (“ERC”) and Electronic Refund Deposit (“ERD”) volume at Tax Refund Solutions (“TRS”), a higher provision for loan losses within the traditional banking segment and higher overall non interest expenses across the Company.

•                              Net loans, primarily consisting of secured real estate loans, increased by $230 million, or 11% for the year.  The growth in loans includes $44 million in net loans which were acquired through the acquisition of GulfStream. The growth was primarily spread across the residential real estate, commercial real estate, real estate construction and commercial loan portfolios.

•                              The Company sold a portion of its Refund Anticipation Loan (“RAL”) portfolio into a securitization during the first quarter of 2006.  Historically, the Company had retained all RALs with their corresponding fees included in interest income on loans. The Company signed an agreement in December 2006 to securitize RALs during the 2007 tax season.

•                              Service charges on deposit accounts increased $2.7 million or 19% during 2006 compared to the same period in 2005.  The increase was attributed to growth in the Company’s checking account base and an increase in the Bank’s overdraft fee in August of 2005 and again in September of 2006.

•                              ERC fees declined $2.0 million or 33% for the year ended December 31, 2006 compared to the same period in 2005 due primarily to the discontinuation of business with one large tax preparation software company. Because the substantial majority of the Company’s tax business occurs during the first quarter of each year, the majority of the decline in ERC fees relates to the first quarter of 2006.

OVERVIEW (continued)

•                              The Company experienced an increase in the provision for loan losses of $2.0 million for the year ended December 31, 2006 compared to the same period in the prior year. The increase was primarily in the traditional banking segment and principally relates to growth in the loan portfolio during 2006 and to a large credit to the provision recorded during the second quarter of 2005 resulting from improvements in a few large classified loans.

•                              Non interest expense increased $6.4 million or 9% during 2006.  This increase was primarily attributable to increases in salaries and employee benefits and occupancy and equipment expense.  Salaries and employee benefits rose due to annual merit increases, stock option compensation expense, higher health insurance expenses and an increase in full time equivalent employees (“FTE’s”). In addition, occupancy and equipment expense increased due to a one-time charge of $900,000 to reflect a change in the Company’s lease accounting practices.

Republic reported net income from continuing operations during 2005 of $30.1 million compared to $25.9 million for 2004, an increase of 16%. Diluted earnings per Class A Common Share from continuing operations increased 17% to $1.40 for the year ended December 31, 2005. The rise in earnings for 2005 was primarily due to increased net interest income, increased service charges on deposit accounts and a lower provision for loan losses offsetting the overall increase in non interest expenses.

The following table summarizes selected financial information regarding Republic’s financial performance:

Table 1 — Summary
Year Ended December 31, (in thousands, except per share data)	2006	2005	2004

Net income from continuing operations	$28,116	$30,078	$ v 25,930
Diluted earnings per Class A Common Share from continuing operations	1.35	1.40	1.20
Diluted earnings per Class A Common Share from discontinued operations	0.00	0.23	0.31
Diluted earnings per Class A Common Share	1.35	1.63	1.51
Return on average assets (ROA) from continuing operations	0.98%	1.15%	1.14%
Return on average assets (ROA)	0.99	1.33	1.40
Return on average equity (ROE) from continuing operations	12.46	14.24	14.23
Return on average equity (ROE)	12.56	16.56	17.50

Tax Refund Solutions (“TRS”)

See Footnote 5 “Securitization” of Item 8 “Financial Statements and Supplementary Data” for a detailed description of the securitization that the Company utilized during the first quarter of 2006. This securitization represented the sale of a portion of the RAL portfolio to a financial institution, and except for the capital that was allocated for the small retained interest kept by the Company, it eliminated the impact on the Company’s regulatory capital ratios.  Net RAL securitization income, which represents the gain on sale and gain/loss on securitization residual and other costs incurred by Republic on the sold RALs, are classified as non interest income.

Accounting for the securitization caused comparability differences among some income and expense items when comparing 2006 to 2005.  The securitization had the effect of reclassifying the fee income earned and interest expense paid for securitized RALs into non interest income.  The Company signed an agreement in December 2006 to securitize RALs during the 2007 tax season.

See additional discussion about this product under the sections titled Item 1 “Business,” Item 1A “Risk Factors” and Footnote 5 “Securitization” and Footnote 24 “Segment Information” of Item 8 “Financial Statements and Supplementary Data.”

Discontinued Operations (“Deferred Deposits” or “Payday Lending”)

The Bank substantially exited the payday loan segment of business during February 2006.  As a result, the Company’s payday loan business has been treated as a discontinued operation and all current period and prior period data has been restated to reflect operations absent of the payday loan segment of business.

See additional discussion about this product under the sections titled Item 1 “Business,” Item 1A “Risk Factors” and Footnote 2 “Discontinued Operations” and Footnote 24 “Segment Information” and of Item 8 “Financial Statements and Supplementary Data.”

STAFF ACCOUNTING BULLETIN 108 (“SAB 108”)

In September 2006, the Securities and Exchange Commission (the “SEC” or “Commission”) issued Staff Accounting Bulletin 108 (“SAB 108”).  SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 requires that a company uses both the “iron curtain” and “rollover” approaches when quantifying misstatement amounts. Under the rollover approach, the error is quantified as the amount by which the current year income statement is misstated. The iron curtain approach, however, quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach — and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  Prior to the issuance of SAB 108, the Company evaluated misstatement amounts during each period using the rollover method only.

The Company has performed an analysis of its unrecorded misstatements using both the rollover and iron curtain approaches.  Using the rollover method as the Company has traditionally done, management concluded that none of its unrecorded misstatements were material to its current period or prior periods’ financial statements. Under the iron curtain method, however, management concluded that two of the Company’s unrecorded misstatements were material to the current period’s financial statements, but using the rollover method were immaterial to its prior periods’ financial statements. These misstatements were related to the overaccrual of losses on RALs and the deferral of previously recorded title insurance commissions. The Company recorded a one-time entry to retained earnings to correct the unrecorded misstatements on the balance sheet. The SAB 108 entries posted in 2006 and the effect on retained earnings and net income were as follows:

	Effect on	Effect on
(in thousands)	Retained Earnings	Current Year’s Earnings
Reversal of prior years’ overaccruals related to losses on RALs	$923	$—

Deferral of previously recorded title insurance commissions in accordance with SFAS 91	(1,764)	90

Income tax effect of the items above
	294	(31)
Net SAB 108 effect	$(547)	$59

The overstatement of prior year losses on RALs resulted from operational and reconciliation problems that occurred from 2001 through 2004, which caused management to believe that losses in the RAL portfolio were higher than they actually were.  The overstatement of prior period title insurance commissions occurred because the Company was recording title insurance commission income in accordance with Statement of Financial Accounting Standard (“SFAS”) 60 “Accounting and Reporting by Insurance Enterprises.”  The Company concluded that the commissions earned from “lender’s” policies would be more appropriately recorded in accordance with SFAS 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Also in accordance with SAB 108, the Company will apply adjustments related to title insurance to the applicable current year’s quarterly net income, where presented in this filing and all future filings. There is no current year effect for the adjustment related to the reversal of prior years’ over accruals related to losses on RALs.

The applicable effect on each quarter’s balance sheet and income statement in 2006 related to title insurance and the balance sheet impact related to the prior year overaccrual of losses on RALS is as follows:

Effect by Quarter

Balance Sheet Comparison	Third	Second	First
(in thousands)	Quarter	Quarter	Quarter

Loans as previously reported	$2,225,237	$2,206,474	$2,122,164

Title adjustment	(1,728)	(1,741)	(1,742)
Loans adjusted for title adjustment	$2,223,509	$2,204,733	$2,120,422

Other liabilities as previously reported	$27,052	$26,977	$31,766

RAL and title adjustments	(1,227)	(1,212)	(1,210)
Other liabilities adjusted for RAL and title adjustments	$25,825	$25,765	$30,556

Stockholders’ equity as previously reported	$232,978	$225,614	$222,080

Title adjustment	(501)	(529)	(532)
Stockholders’ equity adjusted for title adjustment	$232,477	$225,085	$221,548

	Effect by Quarter
Income Statement Comparison	Third	Second	First
(in thousands)	Quarter	Quarter	Quarter

Interest income as previously reported	$43,616	$41,611	$44,218

Title Adjustment	162	164	155
Interest income adjusted for title adjustment	43,778	41,775	44,373

Title insurance commissions as previously reported	347	403	292

Title adjustment	(119)	(159)	(134)
Title insurance commissions adjusted for title adjustment	228	244	158

Income tax expense as previously reported	3,476	3,333	5,109

Title adjustment	15	2	7

Income tax expense adjusted for title adjustment	3,491	3,335	5,116

Net income as previously reported	6,666	5,961	9,733

Title adjustment	28	3	14

Net income adjusted for title adjustment	$6,694	$5,964	$9,747

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Republic’s consolidated financial statements and accompanying footnotes have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.

Management continually evaluates the Company’s accounting policies and estimates that it uses to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, on information from regulators and independent third party professionals and on various assumptions that are believed to be reasonable.  Actual results may differ from those estimates made by management.

Critical accounting policies are those that management believes are the most important to the portrayal of the Company’s financial condition and operating results and require management to make estimates that are difficult, subjective or complex.  Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of the financial statements.  These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including independent third parties or available pricing, sensitivity of the estimates to changes in economic conditions and whether alternative methods of accounting may be utilized under U.S. generally accepted accounting principles. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company’s Audit Committee.

Republic believes its critical accounting policies and estimates include the valuation of the allowance for loan losses and the valuation of mortgage servicing rights.

Allowance for Loan Losses — Republic maintains an allowance for probable incurred credit losses inherent in the Company’s loan portfolio, which includes overdrafts. Management evaluates the adequacy of the allowance for the loan losses on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis.  Management estimates the allowance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower capacity, estimated collateral values, economic conditions, regulatory requirements and guidance and various other factors. While management estimates the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial and commercial real estate portfolio are more dependent upon credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off.  Loan losses are charged against the allowance at the point in time management deems a loan uncollectible.

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

Based on management’s calculation, an allowance of $11.2 million, or 0.49% of total loans was an adequate estimate of losses within the loan portfolio as of December 31, 2006.  This estimate resulted in provision for loan losses on the income statement of $2.3 million during 2006.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the allowance for loan losses and the resulting effect on the income statement could be material.

Mortgage Servicing Rights — Mortgage servicing rights (“MSRs”) represent an estimate of the present value of future cash servicing income, net of estimated costs that Republic expects to receive on loans sold with servicing retained by the Company.  MSRs are capitalized as separate assets when loans are sold and servicing is retained. This transaction is posted to net gain on sale of loans, a component of mortgage banking income. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Company. The carrying value of MSRs is amortized in proportion to and over the period of net servicing income.  The amortization is recorded as a reduction to mortgage banking income. The total MSR asset, net of amortization, recorded at December 31, 2006 was $6.1 million.

The carrying value of the MSRs asset is reviewed monthly for impairment based on the fair value of the MSRs, using groupings of the underlying loans by interest rates. Any impairment of a grouping would be reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates.  During a period of declining interest rates, the fair value of the MSRs are expected to decline due to anticipated prepayments within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs are expected to increase as prepayments on the underlying loans would be anticipated to decline. Management utilizes an independent third party on a monthly basis to assist with the fair value estimate of the MSRs.  Based on the estimated fair value at December 31, 2006 and 2005, management determined no impairment of these assets existed and no valuation allowance was necessary.

RESULTS OF OPERATIONS

Net Interest Income

The largest categorical source of Republic’s revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Discussion of 2006 vs. 2005

For 2006, net interest income was $88.3 million, an increase of $2.7 million, or 3%, over 2005. The Company experienced a $5.9 million, or 8% increase in net interest income within the Banking segment which was primarily related to growth in the traditional loan portfolio, particularly within the residential real estate portfolio. Total traditional “Bank” loans increased $235 million from December 31, 2005 to December 31, 2006. The Company experienced a $3.1 million or 36% decline in net interest income within the TRS business segment as a result of the RAL securitization, which effectively caused $2.8 million in net RAL fees to be classified in non interest income because they were related to securitized RALs.

The Company’s net interest spread declined 32 basis points to 2.62% for the year ended December 31, 2006 compared to the same period in 2005, while the Company’s net interest margin declined 20 basis points to 3.22% for the same period.  Approximately 15 basis points of the decline resulted from the securitization of a portion of the RAL portfolio. The remainder of the decline in the net interest margin and net interest spread was the result of an increase in the Company’s cost of funds without a similar corresponding increase in the Company’s yield on earning assets. More specifically, spread and margin contraction occurred because much of the Company’s funding is derived from large commercial treasury management accounts that are tied to immediately repricing indices, while the majority of the Company’s interest-earning assets are real estate secured loans that reprice over a longer period.  Based on the Company’s current balance sheet structure, management believes that the net interest spread and margin in 2007 will continue to contract unless short-term rates decline significantly from current levels. Management is unable to precisely determine the negative impact of continued contraction on the Company’s net interest spread and margin in the future.

In prior period financial statement filings, the Company classified daily fees associated with overdrawn deposit accounts within service charges on deposits along with per item overdraft fees.  In 2006, the Company reclassified daily overdraft fees into loan fees, which is included as a component of interest income on loans. All prior period amounts presented have been reclassified to conform to current period presentation. For the years ended December 31, 2006, 2005 and 2004, the amount of fees reclassified was $2.1 million, $1.7 million and $1.5 million, respectively.

For additional information on the past effect of rising short-term interest rates on Republic’s net interest income, see section titled “Volume/Rate Variance Analysis” in this section of the document. For additional information on the potential future effect of rising short-term interest rates on Republic’s net interest income, see section titled “Interest Rate Sensitivity” in this section of the document. For additional discussion regarding the securitization, see the section titled “Tax Refund Solutions” in this section of the document and Footnote 5 “Securitization” of Item 8 “Financial Statements and Supplementary Data.”

Discussion of 2005 vs. 2004

For 2005, net interest income was $85.6 million, an increase of $6.3 million, or 8%, over 2004.  Republic was able to increase its net interest income primarily through growth in the Company’s traditional loan portfolio combined with an increase in yield on its investment portfolio. Republic’s net interest income was negatively impacted by a flattening market yield curve, which caused the Company’s interest bearing liabilities to reprice sooner than its interest-earning assets.

Table 2 provides detailed information as to average balances, interest income/expense and average rates by major balance sheet category for 2006, 2005 and 2004. Table 3 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 2 — Average Balance Sheets and Interest Rates for Years Ended December 31,

	2006			2005			2004
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets:
Taxable securities(1)	$522,321	$24,755	4.74%	$537,500	$19,578	3.64%	$445,351	$13,380	3.00%
Tax exempt securities(4)	1,842	96	7.04	—	—	—	—	—	—
Federal funds sold and other	29,234	752	2.57	49,700	1,472	2.96	40,725	494	1.21
Loans and fees(2)(3)	2,192,395	150,937	6.88	1,919,269	127,029	6.62	1,686,678	107,569	6.38

Total earning assets	2,745,792	176,540	6.43	2,506,469	148,079	5.91	2,172,754	121,443	5.59

Less: Allowance for loan losses	(11,219)			(11,864)			(12,558)

Non-earning assets:
Cash and cash equivalents	45,906			56,278			59,225
Premises and equipment, net	33,422			32,520			35,428
Other assets(1)	40,996			31,639			21,043

Total assets	$2,854,897			$2,615,042			$2,275,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$253,798	$2,103	0.83%	$320,506	$3,166	0.99%	$325,063	$2,565	0.79%
Money market accounts	424,431	16,024	3.78	316,938	7,669	2.42	306,253	3,288	1.07
Time deposits	478,837	18,751	3.92	483,403	16,612	3.44	422,397	13,858	3.28
Brokered deposits	166,930	7,396	4.43	124,470	4,256	3.42	49,996	1,491	2.98
Total deposits	1,323,996	44,274	3.34	1,245,317	31,703	2.55	1,103,709	21,202	1.92

Repurchase agreements and other short-term borrowings	374,937	15,889	4.24	359,327	9,906	2.76	313,158	4,191	1.34
Federal Home Loan Bank advances	575,523	25,564	4.44	480,157	19,872	4.14	401,780	16,659	4.15
Subordinated note	41,240	2,515	6.10	15,592	951	6.10	—	—	—

Total interest-bearing liabilities	2,315,696	88,242	3.81	2,100,393	62,432	2.97	1,818,647	42,052	2.31

Non interest-bearing liabilities and stockholders’ equity:
Non interest-bearing deposits	285,877			290,968			262,763
Other liabilities	28,150			22,404			19,994
Stockholders’ equity	225,699			211,712			185,725
Less: Stockholders’ equity allocated to discontinued Operations	(525)			(10,435)			(11,237)
Total liabilities and stockholders’ equity	$2,854,897			$2,615,042			$2,275,892

Net interest income		$88,298			$85,647			$79,391

Net interest spread			2.62%			2.94%			3.28%

Net interest margin			3.22%			3.42%			3.65%

(1)                              For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.

(2)                              The amount of loan fee income included in total interest income was $6.7 million, $10.2 million and $10.9 million for the years ended December 31, 2006, 2005 and 2004.

(3)          Average balances for loans include the principal balance of non accrual loans.

(4)                              Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

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

Table 3 — Volume/Rate Variance Analysis

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Compared to			Compared to
	Year Ended December 31, 2005			Year Ended December 31, 2004
		Increase/(Decrease)			Increase/(Decrease)
		Due to			Due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:

Taxable securities	$3,374	$(567)	$3,941	$6,198	$3,059	$3,139
Tax exempt securities	96	96	—	—	—	—
Federal funds sold and other	1,083	(812)	1,895	978	130	848
Loans and fees	23,908	16,331	7,577	19,460	13,948	5,512

Net change in interest income	28,461	15,048	13,413	26,636	17,137	9,499

Interest expense:

Transaction accounts	(1,063)	(599)	(464)	601	(36)	637
Money market accounts	8,355	3,151	5,204	4,381	119	4,262
Time deposits	2,139	(158)	2,297	2,754	2,073	681
Brokered deposits	3,140	1,682	1,458	2,765	2,517	248
Repurchase agreements and other short-term borrowings	5,983	448	5,535	5,715	698	5,017
Federal Home Loan Bank advances	5,692	4,158	1,534	3,213	3,244	(31)
Subordinated note	1,564	1,564	—	951	951	—

Net change in interest expense	25,810	10,246	15,564	20,380	9,566	10,814
Net change in net interest income	$2,651	$4,802	$(2,151)	$6,256	$7,571	$(1,315)

Non Interest Income

Table 4 — Analysis of Non Interest Income

				Percent Increase/(Decrease)
Year Ended December 31, (in thousands)	2006	2005	2004	2006/2005	2005/2004

Service charges on deposit accounts	$16,505	$13,851	$11,917	19%	16%
Electronic refund check fees	4,102	6,083	5,268	(33)	15
Net RAL securitization income	2,771	—	—	100	—
Mortgage banking income	2,316	2,751	3,148	(16)	(13)
Debit card interchange fee income	3,644	3,122	2,492	17	25
Title insurance commissions	762	1,756	1,515	(57)	16
Gain on sale of securities	300	—	—	NM	—
Other	1,300	1,244	1,311	5	(5)
Total non interest income	$31,700	$28,807	$25,651	10	12

Discussion of 2006 vs. 2005

Service charges on deposit accounts increased 19% during 2006 compared to 2005. The increase was primarily due to growth in the Company’s checking account base in conjunction with the Bank’s “Overdraft Honor” program, which permits selected clients to overdraft their accounts up to a predetermined dollar amount (up to a maximum of $750) for the Bank’s customary overdraft fee.  The Company also increased its overdraft fee by 7% in August of 2005 and again by a similar amount in September of 2006.  Included in service charges on deposits are per item overdraft fees of $12.1 million and $9.9 million for years ended December 31, 2006 and 2005. Additionally, the Company’s checking account base surpassed 80,000 at December 31, 2006.

Electronic Refund Check (“ERC”) fees decreased $2.0 million, or 33%, to $4.1 million during the year ended December 31, 2006 compared to the same period in 2005.  This decrease was due to a 27% decline in ERC/ERD volume from the prior year resulting primarily from the discontinuation of a business relationship with one large integrated software partner. The substantial majority of the Company’s tax business occurs during the first quarter of each year; and as a result, the substantial majority of the decline in ERC fees relates to the first quarter of 2006.

Net RAL securitization income was $2.8 million for the year ended December 31, 2006 as the Company completed its first securitization of a portion of the RAL portfolio during the first quarter of the year. A component of net RAL securitization income represents a gain on the securitization residual, which results from the quarterly adjustment to the carrying value of the residual asset. The potential exists that in the future the Company may record additional gain on the 2006 securitization residual based on its fair value. The Company believes the impact of these changes in the value of the residual interest will be immaterial to the financial statements and will recognize such changes in subsequent quarters as they are realized.

Detail of Net RAL securitization income follows:

December 31, (in thousands)	2006

Gain on sale of RALs	$2,022
Gain on securitization residual	749
Net RAL securitization income	$2,771

Mortgage banking income decreased $435,000 during 2006 due primarily to a $682,000 decline in net gain on sale of loans which was partially offset by a $247,000 increase in servicing income, net of amortization. The reduction in net gain on sale of loans resulted from the decline in mortgage origination volume of 15 and 30-year fixed rate residential real estate loans from 2005 resulting primarily from an increase in longer term interest rates. As a percentage of loans sold, net gains decreased to 0.81% in 2006 compared to 0.92% in 2005. The decrease in net gain on sale of loans as a percentage of loans sold resulted primarily from competitive pricing pressures and costs absorbed by the Company in connection with its fixed $299 closing costs product.

Title insurance commissions declined $994,000 or 57% during 2006 due primarily to an accounting change in accordance with SAB 108.  For additional information regarding SAB 108, see the section titled “Staff Accounting Bulletin 108” in this section of the document and Footnote 1“Summary of Significant Accounting Principles” of Item 8 “Financial Statements and Supplementary Data.”

During the fourth quarter of 2006, the Company sold a portion of the available for sale FHLMC preferred stock totaling $5 million, realizing a gain on sale of securities of $300,000.  There were no sales of securities available for sale during 2005 or 2004.

Discussion of 2005 vs. 2004

During 2005, the Company experienced a 16% increase in service charges on deposit accounts for substantially the same reasons as previously discussed for 2006, including an increase in the per item overdraft fee of 7% in August of 2005.

Mortgage banking income decreased nearly $397,000 during 2005 due primarily to a $596,000 decline in net gain on sale of loans offset by a $199,000 increase in servicing income, net of amortization. The reduction in net gain on sale of loans resulted primarily from an increase in interest rates from 2004 to 2005 causing a corresponding decline in mortgage origination volume of 15 and 30-year fixed rate residential real estate loans. As a percentage of loans sold, net gains decreased to 0.92% in 2005 compared to 1.14% in 2004.  The decrease in net gain on sale of loans as a percentage of loans sold resulted primarily from competitive pricing pressures and costs absorbed by the Company in connection with its fixed closing costs product.

Non Interest Expenses

Table 5 — Analysis of Non Interest Expenses

				Percent Increase/ (Decrease)
Year Ended December 31, (dollars in thousands)	2006	2005	2004	2006/2005	2005/2004

Salaries and employee benefits	$40,412	$36,731	$34,341	10%	7%
Occupancy and equipment, net	15,541	13,654	13,716	14	—
Communication and transportation	2,750	3,000	2,809	(8)	7
Marketing and development	2,459	2,489	2,271	(1)	10
Bankshares tax	1,902	1,822	1,932	4	(6)
Data processing	2,171	1,871	1,602	16	17
Debit card interchange expense	1,663	1,357	1,080	23	26
Supplies	1,271	1,133	1,385	12	(18)
Other	6,693	6,455	5,082	4	27
Total non interest expenses	$74,862	$68,512	$64,218	9	7

Discussion of 2006 vs. 2005

Salaries and employee benefits increased $3.7 million or 10% from 2006 to 2005. The increase was primarily attributed to annual merit increases, stock option compensation expense and higher costs associated with the Company’s health insurance. In addition, end of period FTE’s increased from 678 at December 31, 2005 to 739 at December 31, 2006. The increase in salaries and employee benefits was moderated by $1.1 million and $800,000 in credits to incentive compensation accruals posted during the fourth quarters of 2006 and 2005.  The Company recorded stock option expense of $844,000 during the year ended December 31, 2006 related to the prospective adoption of SFAS 123R on January 1, 2006.

Occupancy and equipment expense increased $1.9 million or 14%, during the year ended December 31, 2006 compared to the same period in 2005.  Approximately $900,000 of the increase was due to a one-time charge related to a change in the Company’s lease accounting practices. The remaining increase was attributable to increased rent and leasehold improvements for the Company’s operations’ areas, as well as increased leasing costs and service agreements for the Company’s technology and operating systems.

Discussion of 2005 vs. 2004

Salaries and employee benefits increased $2.4 million or 7% from 2004 to 2005.  The increase was primarily attributable to annual merit increases and associated incentive compensation, as well as additional staffing costs at TRS.  The Company had FTE’s totaling 678 at December 31, 2005 as compared to 611 at December 31, 2004.  The substantial portion of the increase in FTE’s in 2005 occurred in the technology area of TRS, as the organization revamped its delivery systems in an effort to provide better products and services for future tax seasons.

Other expenses increased $1.4 million during 2005 primarily due to an increase in professional fees. The increase in professional fees was primarily associated with Sarbanes-Oxley compliance, as well as consulting fees related to the modification to the delivery system of TRS.

FINANCIAL CONDITION

Investment Securities

Table 6 — Investment Securities Portfolio

December 31, (in thousands)	2006	2005	2004

Securities available for sale:
U.S. Treasury and U.S Government agency agencies	$286,272	$330,294	$291,697
FHLMC preferred stock	2,064	—	—
Mortgage backed securities, including CMOs	215,391	117,571	161,663
Total securities available for sale	503,727	447,865	453,360

Securities to be held to maturity:
U.S. Treasury and U.S Government agency agencies	8,586	12,110	20,112
Obligations of states and political subdivisions	383	—	—
Mortgage backed securities, including CMOs	49,076	52,188	78,121
Total securities to be held to maturity	58,045	64,298	98,233
Total investment securities	$561,772	$512,163	$551,593

Securities available for sale primarily consists of U.S. Treasury and U.S. Government Agency obligations, including agency MBSs, agency collateralized mortgage obligations (“CMOs”) and FHLMC preferred stock.  The MBSs primarily consist of hybrid mortgage securities, as well as other adjustable rate mortgage securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”). CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Company primarily uses the securities portfolio as collateral for securities sold under agreements to repurchase (“repurchase agreements”) along with FHLB advances, to mitigate its risk position from changing interest rates. Strategies for the securities portfolio may also be influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

Detail of Mortgage Backed Securities at December 31, 2006 was as follows

Table 7 — Mortgage Backed Securities

As of December 31, 2006 (in thousands)	Amortized Cost	Fair Value

Agency mortgage backed securities	$159,240	$157,963
Agency collateralized mortgage obligations	105,916	107,317
Total securities available for sale	$265,156	$265,280

In addition, the Company holds agency structured notes in the investment portfolio which consist of step up bonds. These investments are predominantly classified as available for sale.  The amortized cost and fair value of structured notes is as follows:

December 31, (in thousands)	2006	2005

Amortized cost	$70,784	$70,706
Fair value	70,529	70,080

During 2006, Republic purchased $2.5 billion in securities and had maturities of $2.4 billion.  Approximately $2.3 billion of the securities purchased were agency discount notes, which the Company utilized primarily for collateral purposes. The weighted average yield on these discount notes was 4.89% with an average term of 10 days.

Table 8 — Securities Available for Sale

As of December 31, 2006 (in thousands)	Amortized Cost	Fair Value	Weighted Average Yield	Average Maturity in Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$174,586	$173,579	4.40%	0.32
Due from one to five years	108,334	107,825	4.79	1.32
Due from five to ten years	4,869	4,868	5.43	4.63
Total U.S. Treasury securities and U.S. Government agencies	287,789	286,272	4.48	0.69
Total FHLMC preferred stock	2,000	2,064	5.87	23.76
Total mortgage backed securities, including CMOs*	216,080	215,391	5.33	8.36
Total securities available for sale	$505,869	$503,727	4.84	4.06

Table 9 — Securities to be Held to Maturity

As of December 31, 2006 (in thousands)	Carrying Value	Fair Value	Weighted Average Yield	Average Maturity in Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$8,097	$8,047	4.57%	0.14
Due from one to five years	489	489	4.92	2.14
Total U.S. Treasury securities and U.S. Government agencies	8,586	8,536	4.59	0.26
Obligations of states and political subdivisions:
Due from five to ten years	383	399	6.00	6.50
Total obligations of states and political subdivisions	383	399	6.00	6.50
Total mortgage backed securities, including CMOs*	49,076	49,889	6.44	15.10
Total securities to be held to maturity	$58,045	$58,824	6.16	12.85

* The average maturity of mortgage backed securities, including CMOs, is calculated based on contractual maturity.

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $230 million or 11% to $2.3 billion at December 31, 2006.  Approximately $44 million of the increase was attributable to the acquisition of GulfStream Community Bank, which occurred in October 2006. The growth in loans, exclusive of the GulfStream acquisition, was primarily in the residential real estate and commercial real estate portfolios and resulted from continued heavy marketing of the Company’s discounted closing costs promotions.

At December 31, 2006, commercial real estate loans comprised 28% of the total gross loan portfolio and were concentrated primarily within the Bank’s existing markets. These loans are principally secured by multi-family investment properties, single family developments, medical facilities, small business owner occupied offices, retail properties and hotels. These loans typically have interest rates that are initially fixed for one to ten years with the remainder of the loan term subject to repricing based on various market indices.  In order to reduce the negative effect of refinance activity within the portfolio during a declining interest rate environment, the Company requires an early termination penalty on substantially all commercial real estate loans for a portion of the fixed term period. The Bank’s underwriting standards typically include personal guarantees on most commercial real estate loans.  Overall, commercial real estate loans increased $79 million or 14% from December 31, 2005.

Similar to commercial real estate loans, residential real estate loans that are not sold into the secondary market typically have fixed interest rate periods of one to ten years with the remainder of the loan term subject to repricing based on various market indices.  These loans also typically carry early termination penalties during a portion of their fixed rate periods in order to lessen the overall negative effect to the Company of refinancing in a declining interest rate environment. To increase its competitiveness within its markets, Republic offered closing costs as low as $299 on its residential real estate products during 2006 and 2005.  Overall, residential real estate loans increased $118 million or 11% from December 31, 2005.

The Company substantially exited the payday loan segment of business during February 2006 and had no loans outstanding at December 31, 2006. The payday loan segment has been treated as a discontinued operation and all current period prior period data has been restated to reflect operations absent the payday loan segment of business.  The Company had $6 million in payday loans outstanding at December 31, 2005 compared to $36 million at December 31, 2004.

Table 10 — Loan Portfolio Composition

As of December 31, (in thousands)	2006	2005	2004	2003	2002

Residential real estate	$1,173,813	$1,056,175	$851,736	$762,000	$597,797
Commercial real estate	654,773	575,922	495,827	442,083	413,115
Real estate construction	105,318	84,850	70,220	70,897	68,020
Commercial	66,559	46,562	36,807	34,553	33,341
Consumer	40,408	34,677	31,022	29,462	35,436
Overdrafts	1,377	852	1,344	988	1,083
Deferred deposits (“Payday loans”), Discontinued Operations	—	5,779	35,631	27,584	2,828
Home equity	258,640	265,895	267,231	215,088	159,261
Total loans	$2,300,888	$2,070,712	$1,789,818	$1,582,655	$1,310,881

The table below illustrates Republic’s maturities and repricing frequency for the loan portfolio:

Table 11 — Selected Loan Distribution

As of December 31, 2006 (in thousands)	Total	One Year Or Less	Over One Through Five Years	Over Five Years

Fixed rate maturities:
Real estate:
Residential	$405,321	$74,046	$209,850	$121,425
Commercial	126,570	36,560	62,392	27,618
Construction	29,175	21,455	7,629	91
Commercial	28,404	10,779	15,763	1,862
Consumer, including overdrafts	36,803	19,320	12,228	5,255
Home equity	3,276	812	955	1,509
Total fixed	$629,549	$162,972	$308,817	$157,760

Variable rate repricing:
Real estate:
Residential	$768,492	$221,767	$535,163	$11,562
Commercial	528,203	219,577	306,604	2,022
Construction	76,143	70,557	3,873	1,713
Commercial	38,155	38,155	—	—
Consumer	4,982	4,982	—	—
Home equity	255,364	255,364	—	—
Total variable	$1,671,339	$810,402	$845,640	$15,297

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses as a percent of total loans declined to 0.49% at December 31, 2006 compared to 0.53% at December 31, 2005. Management believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2006. For discussion of Republic’s methodology for determining the adequacy of the allowance for loan losses, see section titled “Critical Accounting Policies and Estimates” in this section of the document.

Discussion of loan loss provision in 2006 vs. 2005

The Company experienced an increase in the provision for loan losses of $2.0 million for the year ended December 31, 2006 compared to the same period in the prior year.  The traditional banking segment increased $2.9 million primarily due to growth in the loan portfolio during 2006 and a large credit recorded to the provision during the second quarter of 2005 associated with improvements in a few large classified loans.

Also included in the provision for loan losses for the years ended December 31, 2006 was a $922,000 reduction in losses associated with RALs retained by the Company.  The decrease in the provision associated with RALs during 2006 resulted primarily from the securitization of a portion of the RAL portfolio during the first quarter of 2006.

Discussion of loan loss provision in 2005 vs. 2004

The Company posted a provision for loan losses of $340,000 in 2005 compared to a provision for loan losses of $1.3 million for 2004, resulting in a net change of $1.0 million.  Included in the provision for loan losses were $956,000 and $1.4 million for losses associated with RALs during 2005 and 2004. In addition, as mentioned above, a large credit was recorded to the provision during the second quarter of 2005 associated with improvements in a few large classified loans.  In general, the Company experienced lower levels of charge off activity, lower delinquency trends in the portfolio and further improvements in overall asset quality during 2005 as compared to 2004.

Table 12 — Summary of Loan Loss Experience

Year Ended December 31, (in thousands)	2006	2005	2004	2003	2002

Allowance for loan losses at beginning of year	$11,009	$13,554	$13,959	$10,148	$8,607

Addition resulting from the acquisition of GulfStream	387	—	—	—	—

Charge offs:
Real estate:
Residential	(841)	(448)	(444)	(670)	(706)
Commercial	(30)	(162)	(177)	(1,223)	(420)
Construction	(72)	(84)	—	(135)	(255)
Commercial	(215)	—	(22)	(50)	(444)
Consumer	(1,117)	(697)	(868)	(155)	(705)
Home equity	(264)	(91)	(177)	(994)	(164)
Tax Refund Solutions	(1,358)	(2,213)	(3,404)	(2,300)	(1,482)
Discontinued operations	(409)	(212)	—	—	—
Total	(4,306)	(3,907)	(5,092)	(5,527)	(4,176)

Recoveries:
Real estate:
Residential	181	176	151	448	88
Commercial	22	87	284	1,074	159
Construction	86	34	35	300	12
Commercial	13	32	43	100	271
Consumer	425	289	348	26	412
Home equity	49	35	56	366	2
Tax Refund Solutions	1,323	1,257	2,022	450	1,435
Discontinued operations	82	14	—	—	—
Total	2,181	1,924	2,939	2,764	2,379
Net loan charge offs / recoveries	(2,125)	(1,983)	(2,153)	(2,763)	(1,797)
Provision for loan losses from continuing operations	2,302	340	1,346	6,095	2,438
Provision for loan losses from discontinued operations	(355)	(902)	402	479	900

Allowance for loan losses at end of year	$11,218	$11,009	$13,554	$13,959	$10,148

Ratios:
Allowance for loan losses to total loans	0.49%	0.53%	0.76%	0.88%	0.77%
Allowance for loan losses to non performing loans	175	183	221	108	103
Allowance for loan losses to non performing assets	162	170	200	108	99

The table below depicts management’s allocation of the allowance for loan losses by loan type. The allowance allocation is based on management’s assessment of economic conditions, past loss experience, loan volume, past due history and other factors. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance or future allowance allocation.

Table 13 — Management’s Allocation of the Allowance for Loan Losses

	2006		2005		2004		2003		2002
+ As of December 31, (in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans

Residential real estate	$1,138	51%	$793	51%	$761	48%	$1,009	48%	$979	46%
Commercial real estate	7,151	28	7,086	28	8,100	28	7,804	28	5,869	31
Real estate construction	204	5	101	4	58	4	551	4	572	5
Commercial	241	3	163	2	107	2	237	2	238	3
Consumer	377	2	761	2	2,422	4	2,104	4	700	3
Home equity	188	11	186	13	187	14	131	14	93	12
Unallocated	1,919	—	1,919	—	1,919	—	as2,123	—	1,697	—
Total	$11,218	100%	$11,009	100%	$13,554	100%	$13,959	100%	$10,148	100%

Asset Quality

Loans, including impaired loans under SFAS 114, but excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection.  Past due status us based on how recently payments have been received. When loans are placed on non-accrual status, all unpaid interest is reversed from interest income and accrued interest receivable.  These loans remain on non-accrual status until the borrower demonstrates the ability to become and remain current or the loan or a portion of the loan is deemed uncollectible and is charged off.

Consumer loans, exclusive of RALs, are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due or at any point the loan is deemed uncollectible.  RALs traditionally undergo a review in March of each year and those deemed uncollectible by management are charged off against the allowance for loan losses.

Total non performing loans to total loans decreased marginally to 0.28% at December 31, 2006, from 0.29% at December 31, 2005, while the total balance of non performing loans increased by $373,000 for the same period.

Table 14 — Non performing Assets

As of December 31, (in thousands)	2006	2005	2004	2003	2002

Loans on non-accrual status(1)	$5,980	$5,725	$5,763	$12,466	$7,967
Loans past due 90 days or more and still on accrual	413	295	371	473	1,915

Total non performing loans	6,393	6,020	6,134	12,939	9,882
Other real estate owned	547	452	657	—	320
Total non performing assets	$6,940	$6,472	$6,791	$12,939	$10,202
Non performing loans to total loans	0.28%	0.29%	0.34%	0.82%	0.75%
Non performing assets to total loans	0.30	0.31	0.38	0.82	0.78

(1)       Loans on non-accrual status include impaired loans. See Footnote 4 “Loans” of Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans.

Republic defines impaired loans to be those commercial real estate loans that management has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans, which are a component of loans on non-accrual status, decreased from $1.3 million at December 31, 2005 to $525,000 at December 31, 2006. At December 31, 2006, the impaired balance was primarily attributable to one commercial real estate lending relationship.

Deposits

Total deposits were $1.7 billion at December 31, 2006 compared to $1.6 billion at December 31, 2005. Approximately $54 million of the increase was attributed to the acquisition of GulfStream Community Bank which occurred in October, 2006. Interest-bearing deposits increased $98 million or 7%, while non interest-bearing deposits decreased $7 million or 3% from December 31, 2005 to December 31, 2006.

The increase in interest-bearing accounts occurred primarily in the money market account category.  The increase in the money market category was primarily related to growth in the Company’s Premier First business money market account, which is Republic’s primary product offering for medium to large business clients.

The increase in money market accounts was partially offset by a decline in interest bearing consumer demand deposit accounts, which include NOW and Super NOW accounts.  Interest bearing demand accounts decreased $65 million or 25% in 2006 primarily from the loss of funds in the Company’s “High Interest Checking” product. While interest rates increased significantly throughout 2005 and the first half of 2006, management increased the rate paid on this product minimally to offset the rising cost of funds associated with the Company’s other deposit products.  As a result, the balances in this product declined throughout the year.  Management anticipates a strategy in 2007 that includes continued moderation of the rate paid on this product unless additional funds are needed to meet loan demand or for liquidity purposes.

Table 15 — Deposits

December 31, (in thousands)	2006	2005	2004	2003	2002

Demand (NOW and SuperNOW)	$197,225	$262,714	$304,264	$271,022	$222,316
Money market accounts	498,943	322,421	256,175	194,353	170,827
Internet money market accounts	18,135	33,864	45,076	96,034	47,824
Savings	37,690	43,548	41,080	35,735	23,993
Individual retirement accounts	54,180	48,954	47,324	42,073	37,530
Certificates of deposit, $100,000 and over	171,706	168,777	149,217	196,026	111,204
Other certificates of deposit	269,828	282,609	266,547	203,893	249,798
Brokered deposits	165,989	153,194	46,254	64,655	1,238
Total interest-bearing deposits	1,413,696	1,316,081	1,155,937	1,103,791	864,730
Total non interest-bearing deposits	279,026	286,484	261,993	193,321	175,460
Total	$1,692,722	$1,602,565	$1,417,930	$1,297,112	$1,040,190

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings increased $110 million during 2006. Approximately $80 million of the increase was attributable to three large treasury management accounts. Based on the transactional nature of the Company’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

Federal Home Loan Bank Advances

FHLB advances increased $85 million during the year to $647 million at December 31, 2006.  The increase in advances was primarily utilized to fund the growth in the loan portfolio.

Approximately $50 million of the FHLB advances at December 31, 2006 are convertible advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years. At the end of their respective fixed rate periods, the FHLB has the right to convert the advances to floating rate advances tied to LIBOR.  If the FHLB elects to convert the debt to a floating rate instrument, Republic has the right to pay off the advances without penalty.  During 2006, the FHLB converted $40 million in advances to floating rate, overnight advances.  The weighted average coupon on the $50 million remaining at December 31, 2006 was 4.98%.  Based on market conditions at this time, management believes it is likely the substantial majority of these advances could be converted to floating rate advances by the FHLB during 2007.

At December 31, 2006, the Company had approximately $98 million in FHLB advances, which reprice on an overnight basis.  The Company has elected to borrow these advances on an overnight basis due to the uncertainty of the current interest rate environment and the inversion of the yield curve.  Due to the continued negative impact of the large amount of overnight advances on the Company’s interest rate risk sensitivity model, it is possible the Company may extend the maturities on a portion of these advances during 2007. The overall effect on the Company’s current earnings from extending maturities on the overnight advances will be minimal.  This strategy if deployed, however, will lessen the negative impact of an increase in short-term interest rates on the Company’s net interest income and will reduce the positive impact from a decrease in short-term interest rates on the Company’s net interest income.

Liquidity

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities.  Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale.  The Company’s liquidity is impacted by its inability to sell certain securities, which is limited due to the level of securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law.  At December 31, 2006, these securities had a fair market value of $469 million.  Republic’s banking centers and its Internet site, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. In addition, brokered deposits have provided a source of liquidity to the Company when needed to fund loan growth.

Traditionally, the Company has also utilized secured and unsecured borrowing lines to supplement its funding requirements.  On December 31, 2006, the Company had capacity with the Federal Home Loan Bank to borrow an additional $248 million. The Company also had $197 million in approved unsecured line of credit facilities available at December 31, 2006 through various third party sources.

The Company’s principal source of funds for dividend payments are dividends received from the Bank. Kentucky and federal thrift banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2006, Republic Bank & Trust Company could, without prior approval, declare dividends of approximately $49 million.  The Company does not plan to pay dividends from Republic Bank in the foreseeable future.

Capital

Total stockholders’ equity increased from $214 million at December 31, 2005 to $237 million at December 31, 2006. The increase in stockholders’ equity was primarily attributable to net income earned during 2006 reduced by dividends declared, the repurchase of Company stock and the decline in accumulated other comprehensive loss as a result of a increase in the value of the available for sale securities portfolio.

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities” for additional detail regarding stock repurchases and buy back programs.

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

Banking regulators’ have categorized the Bank as well-capitalized.  To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage ratios as set forth in Footnote 15 “Stockholders’ Equity” of Item 8 “Financial Statements and Supplementary Data.”  Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  Republic continues to exceed the regulatory requirements for Tier I leverage, Tier I risk based and total risk based capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the Federal Reserve and FDIC.  Republic’s average capital to average assets ratio was 7.90% at December 31, 2006 compared to 8.00% at December 31, 2005.  Formal measurements of the capital ratios for Republic and the Bank are performed by Management at each quarter end.

In 2004, the Company executed an intragroup trust preferred transaction, with the purpose of providing Republic Bank & Trust Company access to additional capital markets, if needed, in the future.  On a consolidated basis, this transaction has had no impact to the capital levels and ratios of the Company.  The subordinated debentures held by Republic Bank & Trust Company, as a result of this transaction, however, are treated as Tier 2 capital based on requirements administered by the Bank‘s federal banking agency.  If Republic Bank & Trust Company’s Tier I capital ratios should not meet the minimum requirement to be well-capitalized, the Company could immediately modify the transaction in order to maintain its well-capitalized status.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., issued $40 million in Trust Preferred Securities (“TPS”). The TPS pay a fixed interest rate for 10 years and adjust with LIBOR thereafter. The TPS mature on September 30, 2035 and are redeemable at the Company’s option after ten years. The subordinated debentures are treated as Tier I Capital for regulatory purposes.  The sole asset of RBCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the TPS. The subordinated debentures and the related interest expense, which are payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements. The proceeds obtained from the TPS offering have been and will continue to be utilized to fund loan growth, support an existing stock repurchase program and for other general business purposes including the concluded acquisition of GulfStream Community Bank.

Off Balance Sheet Items

Table 16 — Off Balance Sheet Items

	Maturity by Period
December 31, 2006 (in thousands)	Less than one year	Greater than one year to three years	Greater than three years to five years	Greater than five years	Total
Standby letters of credit	$6,862	$1,106	$330	$391	$8,689
FHLB letters of credit	72,194	—	—	—	72,194
Commitments to extend credit	422,366	34,859	10,057	8,895	476,177

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

The Company has obtained letters of credit from the FHLB to be used as collateral on public funds deposits and as credit enhancements for client bond offerings.  Approximately $12 million of these letters of credit at December 31, 2006 were used as credit enhancements for client bond offerings.  The remaining $60 million was used to collateralize a public funds deposit, which the Company classifies as a short-term borrowing.

Commitments to extend credit generally consist of unfunded lines of credit.  These commitments generally have variable rates of interest.

Aggregate Contractual Obligations

Table 17 — Aggregate Contractual Obligations

	Maturity by Period
December 31, 2006 (in thousands)	Less than one year	Greater than one year to three years	Greater than three years to five years	Greater than five years	Total
Deposits	$1,433,328	$215,929	$41,254	$2,211	$1,692,722
Federal Home Loan Bank advances	353,000	245,500	42,370	5,702	646,572
Subordinated note	—	—	—	41,240	41,240
Securities sold under agreements to repurchase	398,844	1,500	1,542	—	401,886
Lease commitments	3,828	6,536	4,331	9,448	24,143
Total	$2,189,000	$469,465	$89,497	$58,601	$2,806,563

Deposits represent non interest-bearing accounts, transaction accounts, money market accounts, time deposits and brokered deposits held by the Company.  Amounts that have an indeterminate maturity period are included in the less than one-year category above.

FHLB advances represent the amounts that are due to the FHLB.  A portion of the advances from the FHLB, although fixed, are subject to conversion provisions at the option of the FHLB and can be prepaid without a penalty.  Management believes these advances will likely be converted in the short-term, and therefore has not included them in their original maturity buckets for purposes of this table.

See Footnote 12 “Subordinated Note” of Item 8 “Financial Statements and Supplementary Data” for further information regarding the subordinated note.

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

Republic utilizes an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are evaluated with the model.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve. These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve. As with the Company’s previous simulation models, the December 31, 2006 simulation analysis continues to indicate that an increase in interest rates would have a negative effect on net interest income, while a decrease in interest rates would have a positive effect on net interest income.

The following tables illustrate Republic’s projected net interest income sensitivity profile based on the asset/liability model as of December 31, 2006 and 2005:

Table 18 — Interest Rate Sensitivity for 2006

	Decrease in Rates			Increase in Rates
(in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$1,243	$1,521	$1,826	$2,005	$2,315
Investments	23,918	28,418	30,741	36,167	39,830
Loans, excluding fees (1)	143,659	151,980	159,060	166,494	173,574
Total interest income, excluding loan fees	168,820	181,919	191,627	204,666	215,719

Projected interest expense:
Deposits	40,061	46,471	52,827	60,939	69,296
Securities sold under agreements to repurchase	12,615	16,071	19,525	23,649	27,772
Federal Home Loan Bank advances	27,098	30,044	32,231	36,739	40,121
Total interest expense	79,774	92,586	104,583	121,327	137,189
Net interest income, excluding loan fees	$89,046	$89,333	$87,044	$83,339	$78,530
Change from base	$2,002	$2,289		$(3,705)	$(8,514)
% Change from base	2.30%	2.63%		(4.26)%	(9.78)%

Table 19 - Interest Rate Sensitivity for 2005

	Decrease in Rates			Increase in Rates
(in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$200	$271	$319	$370	$439
Investments	18,795	21,966	23,918	26,827	29,482
Loans, excluding fees (1)	125,135	131,333	136,880	143,039	148,690
Total interest income, excluding loan fees	144,130	153,570	161,117	170,236	178,611
Projected interest expense:
Deposits	32,582	39,232	45,893	54,206	62,186
Securities sold under agreements to repurchase	7,102	10,339	13,576	16,009	17,367
Federal Home Loan Bank advances	19,539	21,248	22,556	25,805	28,317
Total interest expense	59,223	70,819	82,025	96,020	107,870
Net interest income, excluding loan fees	$84,907	$82,751	$79,092	$74,216	$70,741
Change from base	$5,815	$3,659		$(4,876)	$(8,351)
% Change from base	7.35%	4.63%		(6.16)%	(10.56)%

1) - The tables above do not consider the effects of increasing and decreasing interest rates on Refunds Anticipation Loans, which is fee based and occurs substantially all in the first quarter of the year.

Regulatory Matters

On June 22, 2006, Republic Bank & Trust Company received a Community Reinvestment Act (“CRA”) evaluation prepared as of April 10, 2006 in which it received a “Satisfactory” rating.  Previously on July 22, 2005, Republic Bank & Trust Company received a CRA performance evaluation dated October 4, 2004 with a “Needs to Improve” rating.  Republic Bank & Trust Company voluntarily changed certain procedures and processes to address the Regulation B issues raised by the FDIC during the CRA Evaluation.  As required by statute, the FDIC referred their conclusions to the Department of Justice (“DOJ”) for review.  In October 2006, the Company was notified that the DOJ has referred the Regulation B issue back to the FDIC for administrative handling with no further corrective action required by the DOJ.

Subsequent to December 31, 2006, the FDIC notified the Company in a letter dated March 2, 2007 (the “Letter”) of “the final corrective actions required to be performed by the bank,” with respect to the Regulation B matters.  The Letter requires that the Company take certain actions, including notification to selected applicants regarding these issues and reimbursement of fees to a limited number of applicants from 2004.  The Company does not believe these corrective actions will have a material adverse effect on its financial condition or results of operation.

New Accounting Pronouncements

See discussion in Footnote 1 “Summary of Significant Accounting Policies” of Item 8 “Financial Statements and Supplementary Data” for discussion of recent accounting pronouncements.

Item 7A  Quantitative and Qualitative Disclosures about Market Risk.

See the section titled “Asset/Liability Management and Market Risk” included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.  Financial Statements and Supplementary Data.

The following are included in this section:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated balance sheets — December 31, 2006 and 2005

Consolidated statements of income and comprehensive income — years ended December 31, 2006, 2005 and 2004

Consolidated statements of stockholders’ equity — years ended December 31, 2006, 2005 and 2004

Consolidated statements of cash flows — years ended December 31, 2006, 2005 and 2004

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, in relation to the criteria described in the report, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  This assessment excluded internal control over financial reporting for GulfStream Community Bank (“GulfStream”), as permitted by the Securities and Exchange Commission for current year acquisitions.  GulfStream was acquired on October 3, 2006.  GulfStream represented 2.8% of consolidated assets at December 31, 2006 and 0.00% of consolidated net income for 2006.  Based on our assessment, Management concludes that as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

There are inherent limitations in the effectiveness of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of internal control can vary with changes in circumstances. Based on its assessment, Management believes that as of December 31, 2006, the Company’s internal control was effective in achieving the objectives stated above. Crowe Chizek and Company LLC has provided its report of this assessment in a separate report dated March 2, 2007.

Bernard M. Trager Chairman of the Board	Steven E. Trager President and Chief Executive Officer	Kevin Sipes Executive Vice President, Chief Financial Officer and Chief Accounting Officer

March 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Republic Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Republic Bancorp, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

On October 3, 2006, the Company acquired GulfStream Community Bank (“GulfStream”).  GulfStream’s assets represented 2.8% of the Company’s consolidated assets at December 31, 2006, and its income represented 0.0% of the Company’s consolidated net income for 2006.  As permitted by the Securities and Exchange Commission for the year of acquisition, the Company excluded GulfStream from its assessment of internal controls over financial reporting.  Accordingly, our audit of internal control over financial reporting also excluded GulfStream.

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

In our opinion, management’s assessment that Republic Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO.  Also, in our opinion, Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic Bancorp, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 2, 2007 expressed an unqualified opinion on those consolidated financial statements.

Louisville, Kentucky

March 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Board of Directors and Stockholders

of Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of Republic’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Footnote 1, the Company adopted Staff Accounting Bulletin 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials Statements” and accordingly adjusted assets and liabilities at the beginning of 2006 with an offsetting adjustment to the opening balance of retained earnings.  Also, as discussed in Footnote 16, the Company adopted Statement of Financial Accounting Standards 123R “Share-Based Payments” at the beginning of 2006 which requires all share based payments to employees to be recognized as compensation expense.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 2, 2007 expressed an unqualified opinion thereon.

Louisville, Kentucky

March 2, 2007

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2006	2005
ASSETS:

Cash and cash equivalents	$81,613	$77,169
Securities available for sale	503,727	447,865
Securities to be held to maturity (fair value $58,824 in 2006 and $64,402 in 2005)	58,045	64,298
Mortgage loans held for sale	5,724	6,582
Loans, net of allowance for loan losses of $11,218 and $11,009 (2006 and 2005)	2,289,670	2,059,599
Federal Home Loan Bank stock, at cost	23,111	21,595
Premises and equipment, net	36,560	31,786
Goodwill	10,016	—
Other assets and accrued interest receivable	38,321	26,662

TOTAL ASSETS	$3,046,787	$2,735,556

LIABILITIES:

Deposits:
Non interest-bearing	$279,026	$286,484
Interest-bearing	1,413,696	1,316,081
Total deposits	1,692,722	1,602,565

Securities sold under agreements to repurchase and other short-term borrowings	401,886	292,259
Federal Home Loan Bank advances	646,572	561,133
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	27,019	24,785

Total liabilities	2,809,439	2,521,982

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 100,000 shares authorized Series A 8.5% non cumulative convertible, none issued	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 18,336,946 shares (2006) and 18,185,108 shares (2005) issued, 18,241,777 shares (2006) and 18,046,883 shares (2005) outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,350,468 shares (2006) and 2,361,858 shares (2005) issued and outstanding	4,683	4,475
Additional paid in capital	97,394	77,295
Retained earnings	137,673	136,381
Unearned shares in Employee Stock Ownership Plan	(1,011)	(1,468)
Accumulated other comprehensive loss	(1,391)	(3,109)

Total stockholders’ equity	237,348	213,574

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,046,787	$2,735,556

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2006	2005	2004
INTEREST INCOME:

Loans, including fees	$150,937	$127,029	$107,569
Taxable securities	22,952	18,568	12,558
Tax exempt securities	96	—	—
Federal Home Loan Bank stock and other	2,555	2,482	1,316
Total interest income	176,540	148,079	121,443

INTEREST EXPENSE:

Deposits	44,274	31,703	21,202
Securities sold under agreements to repurchase and other short-term borrowings	15,889	9,906	4,191
Federal Home Loan Bank advances	25,564	19,872	16,659
Subordinated note	2,515	951	—
Total interest expense	88,242	62,432	42,052

NET INTEREST INCOME	88,298	85,647	79,391

Provision for loan losses	2,302	340	1,346

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	85,996	85,307	78,045

NON INTEREST INCOME:

Service charges on deposit accounts	16,505	13,851	11,917
Electronic refund check fees	4,102	6,083	5,268
Net RAL securitization income	2,771	—	—
Mortgage banking income	2,316	2,751	3,148
Debit card interchange fee income	3,644	3,122	2,492
Title insurance commissions	762	1,756	1,515
Gain on sale of securities	300	—	—
Other	1,300	1,244	1,311
Total non interest income	31,700	28,807	25,651

NON INTEREST EXPENSES:

Salaries and employee benefits	40,412	36,731	34,341
Occupancy and equipment, net	15,541	13,654	13,716
Communication and transportation	2,750	3,000	2,809
Marketing and development	2,459	2,489	2,271
Bankshares tax	1,902	1,822	1,932
Data processing	2,171	1,871	1,602
Debit card interchange expense	1,663	1,357	1,080
Supplies	1,271	1,133	1,385
Other	6,693	6,455	5,082
Total non interest expenses	74,862	68,512	64,218

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (continued)

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2006	2005	2004
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$42,834	$45,602	$39,478

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS	14,718	15,524	13,548

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	28,116	30,078	25,930

INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE	359	7,561	10,004

INCOME TAX EXPENSE FROM DISCONTINUED OPERATIONS	124	2,574	3,433

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	235	4,987	6,571

NET INCOME	$28,351	$35,065	$32,501

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Unrealized gain (loss) on securities available for sale	$1,913	$(2,625)	$(1,484)
Less: Reclassification of realized amount	195	—	—
Net unrealized gain (loss) recognized in comprehensive income	1,718	(2,625)	(1,484)

COMPREHENSIVE INCOME	$30,069	$32,440	$31,017

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (continued)

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2006	2005	2004
BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS:

Class A Common Stock	$1.38	$1.46	$1.25
Class B Common Stock	1.35	1.43	1.23

BASIC EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:

Class A Common Stock	$0.01	$0.24	$0.32
Class B Common Stock	0.00	0.24	0.32

BASIC EARNINGS PER SHARE:

Class A Common Stock	$1.39	$1.70	$1.57
Class B Common Stock	1.35	1.67	1.55

DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS:

Class A Common Stock	$1.35	$1.40	$1.20
Class B Common Stock	1.32	1.37	1.18

DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:

Class A Common Stock	$0.00	$0.23	$0.31
Class B Common Stock	0.00	0.23	0.30

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$1.35	$1.63	$1.51
Class B Common Stock	1.32	1.60	1.48

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

						Unearned	Accumulated
	Common Stock					Shares in	Other
(in thousands, except per share data)	Class A Shares Outstanding	Class B Shares Outstanding	Amount	Additional Paid In Capital	Retained Earnings	Empl. Stock Ownership Plan	Compre- hensive Loss	Total Stockholders’ Equity

Balance, January 1, 2004	18,300	2,379	$4,157	$40,260	$126,251	$(2,289)	$1,000	$169,379

Net income	—	—	—	—	32,501	—	—	32,501

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	(1,484)	(1,484)

Dividend declared Common Stock:
Class A ($0.254 per share)	—	—	—	—	(4,653)	—	—	(4,653)
Class B ($0.231 per share)	—	—	—	—	(548)	—	—	(548)

Stock options exercised, net of shares redeemed	129	—	25	1,494	(725)	—	—	794

Repurchase of Class A Common Stock	(22)	—	(4)	(62)	(317)	—	—	(383)

Conversion of Class B Common Stock to Class A Common Stock	9	(9)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	37	—	—	285	—	395	—	680

Stock dividend	—	—	203	16,357	(16,560)	—	—	—

Notes receivable on common stock, net of cash payments	—	—	—	(217)	—	—	—	(217)

BALANCE, December 31, 2004	18,453	2,370	$4,381	$58,117	$135,949	$(1,894)	$(484)	$196,069

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

						Unearned	Accumulated
	Common Stock					Shares in	Other
(in thousands, except per share data)	Class A Shares Outstanding	Class B Shares Outstanding	Amount	Additional Paid In Capital	Retained Earnings	Empl. Stock Ownership Plan	Compre- hensive Loss	Total Stockholders’ Equity

Balance, January 1, 2005	18,453	2,370	$4,381	$58,117	$135,949	$(1,894)	$(484)	$196,069

Net income	—	—	—	—	35,065	—	—	35,065

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	(2,625)	(2,625)

Dividend declared Common Stock:
Class A ($0.3060 per share)	—	—	—	—	(5,645)	—	—	(5,645)
Class B ($0.278 per share)	—	—	—	—	(659)	—	—	(659)

Stock options exercised, net of shares redeemed	57	—	12	534	(344)	—	—	202

Repurchase of Class A Common Stock	(511)	—	(112)	(1,948)	(7,760)	—	—	(9,820)

Conversion of Class B Common Stock to Class A Common Stock	8	(8)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	40	—	—	383	—	426	—	809

Stock dividend	—	—	194	20,031	(20,225)	—	—	—

Notes receivable on common stock, net of cash payments	—	—	—	58	—	—	—	58

Deferred compensation expense	—	—	—	120	—	—	—	120

BALANCE, December 31, 2005	18,047	2,362	$4,475	$77,295	$136,381	$(1,468)	$(3,109)	$213,574

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

						Unearned	Accumulated
	Common Stock					Shares in	Other
(in thousands, except per share data)	Class A Shares Outstanding	Class B Shares Outstanding	Amount	Additional Paid In Capital	Retained Earnings	Empl. Stock Ownership Plan	Compre- hensive Loss	Total Stockholders’ Equity

Balance, January 1, 2006	18,047	2,362	$4,475	$77,295	$136,381	$(1,468)	$(3,109)	$213,574

SAB 108 adjustments	—	—	—	—	(547)	—	—	(547)

Net income	—	—	—	—	28,351	—	—	28,351

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	1,718	1,718

Dividend declared Common Stock:
Class A ($0.363 per share)	—	—	—	—	(6,578)	—	—	(6,578)
Class B ($0.330 per share)	—	—	—	—	(776)	—	—	(776)

Stock options exercised, net of shares redeemed	176	—	39	1,099	(527)	—	—	611

Repurchase of Class A Common Stock	(36)	—	(8)	(169)	(522)	—	—	(699)

Conversion of Class B Common Stock to Class A Common Stock	12	(12)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	43	—	—	395	—	457	—	852

Stock dividend	—	—	177	17,932	(18,109)	—	—	—

Notes receivable on common stock, net of cash payments	—	—	—	(135)	—	—	—	(135)

Deferred compensation expense	—	—	—	133	—	—	—	133

Stock option expense	—	—	—	844	—	—	—	844

BALANCE, December 31, 2006	18,242	2,350	$4,683	$97,394	$137,673	$(1,011)	$(1,391)	$237,348

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$28,351	$35,065	$32,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	7,003	7,384	7,984
Federal Home Loan Bank stock dividends	(1,258)	(1,010)	(822)
Provision for loan losses, including provision for loan losses from discontinued operations	1,947	(562)	1,748
Net gain on sale of mortgage loans held for sale	(1,583)	(2,265)	(2,861)
Origination of mortgage loans held for sale	(194,124)	(232,903)	(254,421)
Proceeds from sale of mortgage loans held for sale	196,565	245,071	254,529
Net gain on sale of RALs	2,022	—	—
Cash collected on residual value of securitized RALS	749	—	—
Origination of refund anticipation loans sold	213,423	—	—
Proceeds from sale of refund anticipation loans	(216,194)	—	—
Net accretion of premiums on securities	(2,866)	(3,251)	(671)
Net realized gain on sale of available for sale securities	(300)	—	—
Net (gain) loss on sale of other real estate owned	(81)	60	(55)
Employee Stock Ownership Plan expense	852	809	680
Stock option expense	844	—	—
Changes in other assets and liabilities:
Accrued interest receivable	(2,463)	(2,533)	(2,136)
Accrued interest payable	1,466	1,448	333
Other assets	(6,260)	(928)	473
Other liabilities	(628)	(729)	1,877
Net cash provided by operating activities	27,465	45,656	39,159
INVESTING ACTIVITIES:
Cash paid for acquisition of GulfStream Community Bank, net of cash acquired	(14,276)	—	—
Purchases of securities available for sale	(2,478,085)	(4,518,393)	(4,097,326)
Purchases of securities to be held to maturity	(383)	(1,991)	(61,180)
Purchases of Federal Home Loan Bank stock	(137)	(264)	(351)
Proceeds from calls, maturities and paydowns of securities available for sale	2,431,481	4,523,146	3,937,964
Proceeds from calls, maturities and paydowns of securities to be held to maturity	8,583	35,880	78,292
Proceeds from sales of securities available for sale	5,000	—	—
Proceeds from sales of other real estate owned	1,314	962	1,106
Net increase in loans	(194,405)	(283,211)	(212,129)
Investment in unconsolidated subsidiary	—	(1,240)	—
Purchases of premises and equipment, net	(6,052)	(3,640)	(5,819)
Net cash used in investing activities	(246,960)	(248,751)	(359,443)
FINANCING ACTIVITIES:
Net change in deposits	36,016	184,635	120,818
Net change in securities sold under agreements to repurchase and other short-term borrowings	109,627	(72,569)	144,483
Payments on Federal Home Loan Bank advances	(242,561)	(93,091)	(24,716)
Proceeds from Federal Home Loan Bank advances	328,000	157,837	100,925
Net proceeds from subordinated note	—	41,240	—
Common Stock repurchases	(699)	(9,820)	(383)
Net proceeds from Common Stock options exercised	611	202	794
Cash dividends paid	(7,055)	(6,020)	(4,968)
Net cash provided by financing activities	223,939	202,414	336,953
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,444	(681)	16,669
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	77,169	77,850	61,181
CASH AND CASH EQUIVALENTS AT END OF YEAR	$81,613	$77,169	$77,850

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

YEARS ENDED DECEMBER 31, (in thousands)

	2006	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$86,752	$61,492	$41,981
Income taxes	14,266	16,698	14,366
SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$1,328	$737	$1,652

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company and Republic Bank (together referred to as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust.  Republic Invest Co. includes its subsidiary, Republic Capital LLC.  Republic Bancorp Capital Trust is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bank includes its subsidiary, GulfStream Financial Properties, Inc. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

Republic operates 38 banking centers, primarily in the retail banking industry, and conducts its operations predominately in metropolitan Louisville, Kentucky, central Kentucky, southern Indiana, Pasco County, Florida (Metropolitan Tampa) and through an Internet banking software application.  Republic also operates two Loan Production Offices (“LPOs”) in the Louisville, Kentucky market and one additional LPO office in Pasco County, Florida.  Republic’s consolidated results of operations are dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities.  Principal interest-earning assets represent securities and real estate mortgage, commercial and consumer loans.  Interest-bearing liabilities primarily consist of interest-bearing deposit accounts and short-term and long-term borrowings.

Other sources of banking income include service charges on deposit accounts, fees charged to customers for trust services and revenue generated from mortgage banking activities, which represents the origination and sale of loans in the secondary market and servicing loans for others.

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

Republic Bank & Trust Company is one of a limited number of financial institutions which facilitate the payment of federal and state tax refunds through tax preparers located throughout the U.S.  The Company facilitates the payment of these tax refunds through three primary products: Refund Anticipation Loans (“RALs”), Electronic Refund Checks (“ERCs”) and Electronic Refund Deposits (“ERDs”). RALs are classified as consumer loans.  ERCs and ERDs are products whereby Republic Bank & Trust Company transmits, via a check or electronic deposit, a taxpayer’s refund once it is received from the respective state or federal government.

Use of Estimates — Financial statements prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. generally accepted accounting principles”) require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Material estimates that are particularly susceptible to significant change in the short-term relate to the determination of the allowance for loan losses and the valuation of the Company’s mortgage servicing rights (“MSRs”).  These estimates are particularly subject to change and actual results could differ from these estimates.

Significant Group Concentrations of Credit Risk — The Company does not have any significant concentrations of credit risk to any one industry or relationship.

Earnings Concentration — For 2006, 2005 and 2004, approximately 17%, 18% and 21% of net income from continuing operations contribution was derived from the Tax Refund Solutions (“TRS”), which if terminated, could have a materially adverse impact on net income.  See Footnote 24 “Segment Information” in this section for additional detail and discussion.

Cash Flows — For purpose of the consolidated statement of cash flows, cash and cash equivalents include cash, deposits with other financial institutions with original maturities under 90 days and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, repurchase agreements and income taxes.

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Trust Assets — Property held for customers in fiduciary or agency capacities, other than trust cash on deposit at Republic, is not included in the consolidated financial statements since such items are not assets of Republic.

Securities — Securities to be held to maturity are those which Republic has the positive intent and ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Securities available for sale, carried at fair value, consist of securities not classified as trading securities nor as held to maturity securities.  Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a separate component of stockholders’ equity until realized.  Gains and losses on the sale of available for sale securities are recorded on the trade date and determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Mortgage Banking Activities — Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  The Company enters into loan commitments for fixed rate mortgage loans, generally lasting 45 to 90 days and are at market rates when initiated. These commitments to originate mortgage loans that the company intends to sell are considered derivative instruments.  To deliver closed loans to the secondary market and to moderate its interest rate risk prior to sale, Republic typically enters into non-exchange traded mandatory forward sales contracts, which are also considered derivative instruments.  These contracts are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives and loans held for sale, and both are carried at their fair value with changes included in earnings.  Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.  Substantially all of the gain on sale from mortgage banking activities reported in earnings is recorded when closed loans are delivered into the sales contracts.

MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs that Republic expects to receive on loans sold with servicing retained by the Company.  MSRs are capitalized as separate assets when loans are sold and servicing is retained. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained.  Prior to 2003, loans sold in the secondary market had been primarily sold with servicing released, which did not result in an MSR.  The service release premium on loans sold servicing-released, and the gain recognized for MSRs on loans sold servicing retained are included as components of mortgage banking income on the income statement. The carrying value of MSRs is amortized in proportion to and over the weighted average remaining life of the net servicing income. The amortization is recorded as a reduction to mortgage banking income. The total MSR asset, net of amortization, recorded at December 31, 2006 and 2005 is $6.1 million and $6.4 million. The MSR asset is recorded as a component of other assets on the balance sheet.

The carrying value of the MSR asset is evaluated monthly for impairment based on the fair value of the MSR, using groupings of the underlying loans by interest rates.  Any impairment of a grouping would be reported as a valuation allowance.  A primary factor influencing the fair value is the estimated life of the underlying loans serviced.  The estimated life of the loans serviced is significantly influenced by market interest rates.  During a period of declining interest rates, the fair value of the MSRs generally will decline due to expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase as prepayments on the underlying loans would be expected to decline. Management utilizes an independent third party on a monthly basis to assist with the fair value estimate of the MSRs.  Based on the estimated fair value at December 31, 2006 and 2005, management determined no impairment of the MSR asset existed. Further, no impairment expense was recognized during 2006, 2005 or 2004.

Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers.

See Footnote 6 “Mortgage Banking Activities” in this section of the document for additional discussion regarding mortgage banking.

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans — Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any changes to the allowance for loan losses, unearned interest and any deferred loan fees or costs.

Interest on loans is computed on the principal balance outstanding. Loan origination fees and certain direct loan origination costs relating to successful loan origination efforts are deferred and recognized over the estimated lives of the related loans on the level yield method.

Generally, the accrual of interest on loans, including impaired loans, is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loans are well secured and in the process of collection.

Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the ultimate full collectibility of principal.  When loans are placed on non-accrual status, all unpaid interest is reversed from interest income and accrued interest receivable.  Such loans remain on non-accrual status until the borrower demonstrates the ability to remain current, or the loan is deemed uncollectible and is charged off.  Consumer loans, exclusive of RALs, are not placed on non-accrual status, but are reviewed periodically and charged off when they reach 120 days past due or at any point the loan is deemed uncollectible. RALs traditionally undergo a review in March of each year and RALs not included in the securitization deemed uncollectible by management are charged off against the allowance for loan losses.

Securitization — The Company utilized a securitization structure to fund a portion of the RALs originated during the first quarter of 2006. The securitization consisted of a total of $213 million in loans over a four week period in January and February   The Company’s continuing involvement in loans sold into the securitization was limited to only servicing of the loans.  Compensation for servicing of the loans securitized is not contingent upon performance of the loans securitized.

Generally, from mid January to the end of February of each year, RALs which meet certain underwriting criteria related to refund amount and Earned Income Tax credit amount are classified as loans held for sale upon origination and sold into the securitization.  All other RALs originated are retained by the Company.  There are no loans held for sale as of any quarter end.  The Company retained a related residual value in the securitization, which was classified as a trading asset.  On a quarterly basis, the Company adjusts the carrying amount of the residual value based on its fair value.

The Company concluded that the transaction was a sale as defined in Statement of Financial Accounting Standard (“SFAS”) 140.  This conclusion was based on, among other things, legal isolation of assets, the ability of the purchaser to pledge or sell the assets, and the absence of a right or obligation of the Company to repurchase the financial assets.

Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a monthly basis by management and is based upon management’s periodic review of the collectibility of the loans, including overdrafts, in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as additional information becomes available.

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

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Real Estate Owned — Assets acquired through loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Costs incurred after acquisition are expensed.  Real estate owned totaled $546,000 and $452,000 at December 31, 2006 and 2005.

Premises and Equipment, Net — Premises and equipment are stated at cost less accumulated depreciation and amortization.  Land is carried at cost.  Depreciation is computed over the estimated useful lives of the related assets on the straight-line method.  Estimated lives are 25 to 39 years for buildings and improvements, three to ten years for furniture, fixtures and equipment and three to five years for leasehold improvements.

Federal Home Loan Bank Stock — The Company is a member of the Federal Home Loan Bank (“FHLB”) system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment.  Because this stock is viewed as long-term investment, impairment is based on ultimate recovery of par value.  Both cash and stock dividends are recorded as interest income.

Goodwill and Other Intangible Assets — Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually in accordance with SFAS 142 “Goodwill and Other Intangible Assets” and any such impairment will be recognized in the period identified. Republic measures goodwill impairment for the Company as a whole by comparing the fair value of its net assets to the carrying value. Market capitalization, which is an indication of the value the market places on a company, is the basis for the fair value of net assets.

Other intangible assets consist of core deposit assets arising from whole bank and branch acquisitions.  Core deposit assets are initially measured at fair value and then amortized on an accelerated method over the estimated useful life of 7 years.

Long Lived Assets — Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

Stock Based Compensation — Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-based Payment,” using the modified prospective transition method.  Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006.  See Footnote 16 “Stock Plans and Stock Based Compensation” in this section of the document.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings — Substantially all securities sold under agreements to repurchase (“Repurchase Agreements”) liabilities represent amounts advanced by customers.  Securities are pledged to cover the majority of these liabilities, as the liabilities are not covered by Federal Deposit Insurance Corporation (“FDIC”) insurance.  Certain repurchase agreements are secured by private insurance purchased by Republic, or FHLB letters of credit, rather than by security pledges.  Other short-term borrowings primarily consist of federal funds purchased.

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes — Income tax expense represents the total of the current year income tax due or refundable and the change in the deferred tax assets and liabilities.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Retirement Plans — 401(k) plan expense is recorded as a component of salaries and employee benefits and represents the amount of Company matching contributions.

Employee Stock Ownership Plan (“ESOP”) — The cost of shares held by the ESOP, but not yet committed or allocated to participants, is recorded as a reduction to stockholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  The difference between market price and the cost of shares committed to be released is recorded as an adjustment to additional paid in capital.  Dividends on allocated ESOP shares reduce retained earnings, and dividends on unearned ESOP shares reduce debt and accrued interest.

Financial Instruments — Financial instruments include off balance sheet credit instruments, such as commitments to fund loans and standby letters of credit.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.  Instruments such as standby letters of credit are considered financial guarantees in accordance with the FASB Interpretation (“FIN”) No. 45 and are recorded at fair value.

Derivatives — Republic only utilizes derivative instruments as described in Footnote 6 “Mortgage Banking Activities” in this section of the document.

Loss Contingencies — Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are any such matters that will have a material effect on the financial statements.

Restrictions on Cash and Cash Equivalents — Republic is required by the Federal Reserve Bank to maintain average reserve balances.  Cash and due from banks in the consolidated balance sheet includes $4.5 million and $2.4 million of reserve balances at December 31, 2006 and 2005.  The Company does not earn interest on these cash balances.

Earnings Per Share — Earnings per share is based on net income (in the case of Class B Common Stock, less the dividend preference on Class A Common Stock), divided by the weighted average number of shares outstanding during the period.  For purposes of all earnings per share calculations, unallocated ESOP shares are not considered issued and outstanding until earned.  All share and per share data has been restated to reflect the five percent (5%) stock dividend that was declared in January 2007.

Comprehensive Income — Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity, net of tax.

Equity — Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid in capital.  Fractional share amounts are paid in cash with a reduction in retained earnings.

Dividend Restrictions — Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.  These restrictions pose no practical limit on the ability of the bank or holding company to pay dividends at historical levels.  See Footnote 15 “Stockholders’ Equity” of this section of the document for additional discussion.

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments — Fair values of financial instruments are estimated using relevant market information and other assumptions. See Footnote 20 “Fair Value of Financial Instruments” of this section of the document for additional discussion. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Segment Information — Segments represent parts of the Company evaluated by management with separate financial information.  Republic’s internal information is primarily reported and evaluated in three lines of business — banking, Tax Refund Solutions and mortgage banking.  In February 2006, the Company substantially exited the payday loan business.  For financial reporting purposes, the payday loan business segment has been treated as a discontinued operation.  All current period and prior period income statement data has been restated to reflect continuing operations absent the payday loan business.  See Footnote 24 “Segment Information” of this section of the document for additional discussion.

Reclassifications — Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.  All prior period share and per share data have been restated to reflect the five percent (5%) stock dividend that was declared in January 2007.

In February 2006, the Company substantially exited the payday loan segment of business.  This has been treated as a discontinued operation for financial reporting purposes in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and all applicable current period and prior period data has been restated to reflect operations absent the payday loan segment of business.

In prior period financial statement filings, the Company classified daily fees associated with overdrawn deposit accounts within service charges on deposits along with per item overdraft fees.  In 2006, the Company reclassified daily overdraft fees into loan fees, which is included as a component of interest income on loans.  All prior period amounts presented have been reclassified to conform to current period presentation. For the years ended December 31, 2006, 2005 and 2004, the amount of fees reclassified was $2.1 million, $1.7 million and $1.5 million.

New Accounting Pronouncements — Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-based Payment.”  See Footnote 16 “Stock Plans and Stock Based Compensation” in this section of the document

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140.”  This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of SFAS 133, and establishes a requirement to evaluate interests in securitized financial assets and other items.  The new standard is effective  January 1, 2007.  Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available for sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.  This standard is effective January 1, 2007 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings.  Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective January 1, 2008.  The Company has not completed its evaluation of the impact of the adoption of this standard.

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the Securities and Exchange Commission (the “SEC” or “Commission”) issued Staff Accounting Bulletin 108 (“SAB 108”).  SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 requires that a company uses both the “iron curtain” and “rollover” approaches when quantifying misstatement amounts. Under the rollover approach, the error is quantified as the amount by which the current year income statement is misstated. The iron curtain approach, however, quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach — and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  Prior to the issuance of SAB 108, the Company evaluated misstatement amounts during each period using the rollover method only.

The Company has performed an analysis of its unrecorded misstatements using both the rollover and iron curtain approaches.  Using the rollover method as the Company has traditionally done, management concluded that none of its unrecorded misstatements were material to its current period or prior periods’ financial statements. Under the iron curtain method, however, management concluded that two of the Company’s unrecorded misstatements were material to the current period’s financial statements, but using the rollover method were immaterial to its prior periods’ financial statements. These misstatements were related to the overaccrual of losses on RALs and the deferral of previously recorded title insurance commissions.  The Company recorded a one-time entry to retained earnings to correct the unrecorded misstatements on the balance sheet.  The SAB 108 entries posted in 2006 and the effect on retained earnings and net income were as follows:

	Effect on	Effect on
(in thousands)	Retained Earnings	Current Year’s Earnings
Reversal of prior years’ overaccruals related to losses on RALs	$923	$—

Deferral of previously recorded title insurance commissions in accordance with SFAS 91	(1,764)	90

Income tax effect of the items above

Net SAB 108 effect	294	(31)
	$(547)	$59

The overstatement of prior year losses on RALs resulted from operational and reconciliation problems that occurred from 2001 through 2004, which caused management to believe that losses in the RAL portfolio were higher than they actually were.  The overstatement of prior period title insurance commissions occurred because the Company was recording title insurance commission income in accordance with SFAS 60 “Accounting and Reporting by Insurance Enterprises.”  The Company concluded that the commissions earned from “lender’s” policies would be more appropriately recorded in accordance with SFAS 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Also in accordance with SAB 108, the Company will apply adjustments related to title insurance to the applicable current year’s quarterly net income, where presented in this filing and all future filings. There is no current year effect for the adjustment related to the reversal of prior years’ over accruals related to losses on RALs.

The applicable effect on each quarter’s balance sheet and income statement in 2006 related to title insurance and the balance sheet impact related to the prior year overaccrual of losses on RALS is as follows:

	Effect by Quarter
Balance Sheet Comparison	Third	Second	First
(in thousands)	Quarter	Quarter	Quarter
Loans as previously reported	$2,225,237	$2,206,474	$2,122,164

Title adjustment	(1,728)	(1,741)	(1,742)
Loans adjusted for title adjustment	$2,223,509	$2,204,733	$2,120,422

Other liabilities as previously reported	$27,052	$26,977	$31,766

RAL and title adjustments	(1,227)	(1,212)	(1,210)
Other liabilities adjusted for RAL and title adjustments	25,825	$25,765	$30,556

Stockholders’ equity as previously reported	$232,978	$225,614	$222,080

Title adjustment	(501)	(529)	(532)
Stockholders’ equity adjusted for title adjustment	$232,477	$225,085	$221,548

	Effect by Quarter
Income Statement Comparison	Third	Second	First
(in thousands)	Quarter	Quarter	Quarter
Interest income as previously reported	$43,616	$41,611	$44,218

Title adjustment	162	164	155
Interest income adjusted for title adjustment	43,778	41,775	44,373

Title insurance commissions as previously reported	347	403	292

Title adjustment	(119)	(159)	(134)
Title insurance commissions adjusted for title adjustment	228	244	158

Income tax expense as previously reported	3,476	3,333	5,109

Title adjustment	15	2	7
Income tax expense adjusted for title adjustment	3,491	3,335	5,116

Net income as previously reported	6,666	5,961	9,733

Title adjustment	28	3	14
Net income adjusted for title adjustment	$6,694	$5,964	$9,747

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The overstatement of prior year losses on RALs resulted from operational and reconciliation problems that occurred from 2001 through 2004, which caused management to believe that losses in the RAL portfolio were higher than they actually were.  The overstatement of prior period title insurance commissions occurred because the Company was recording title insurance commission income in accordance with SFAS 60 — Accounting and Reporting by Insurance Enterprises.  Based on consultation with the Company’s independent auditor in the fourth quarter of 2006, the Company concluded that the commissions earned from “lender’s” policies would be more appropriately recorded in accordance with SFAS 91 - Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

In September 2006, the FASB Emerging Issues Task Force (“EITF”) finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  The Company does not believe the adoption of this issue will have a material impact on the financial statements.

In September 2006, the FASB EITF finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).” This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will  be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company will adopt the  provisions of FIN 48 on January 1, 2007.  Upon adoption, the Company anticipates recognizing an increase in state income tax liabilities of approximately $300,000 for unrecognized state income tax expense, which is subject to revision as management completes its analysis.  The additional liability will accounted for as a reduction to the January 1, 2007 balance of retained earnings.

2.                 DISCONTINUED OPERATIONS

By letter to Republic Bank & Trust Company dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and requested that the Board of Directors consider terminating this line of business.  Consequently, on February 24, 2006, Republic Bank & Trust Company and ACE Cash Express, Inc. (“ACE”) amended the agreement regarding Republic Bank & Trust Company’s payday loan activities in Texas, Pennsylvania and Arkansas.  With respect to Texas, Republic Bank & Trust Company ceased offering payday loans the week of February 27, 2006.  With respect to Arkansas and Pennsylvania, Republic Bank & Trust Company ceased offering payday loans on June 30, 2006.  The Company did not incur any additional costs related to the termination of the ACE contract and does not anticipate incurring any additional costs in the future. The Company had no payday loans outstanding related to the above contract at December 31, 2006.

By letter to Republic Bank & Trust Company of Indiana dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and asked the Board of Directors to consider terminating this line of business.  Republic Bank & Trust Company of Indiana voluntarily elected to terminate its Internet payday loan program the week of February 20, 2006.  The Internet payday loan program began operating in July 2005 and remained in a developmental stage until its termination date. The Company had no payday loans outstanding related to the above program at December 31, 2006.

2.                 DISCONTINUED OPERATIONS (continued)

The following table illustrates the financial statements of the discontinued operation:

Balance Sheets

December 31,

(in thousands)	2006	2005
Cash and cash equivalents	$—	$730
Loans	—	5,779
Less Allowance for loan losses	—	682
Net Loans	—	5,097
Premises and equipment, net	—	40
Other assets and accrued interest receivable	—	81
Total assets	$—	$5,948

Deposits	$—	$459
Federal Home Loan Bank advances	—	5,320
Total liabilities	—	5,779

Allocated equity	—	169
Total liabilities and allocated equity	$—	$5,948

Statements of Income

Years Ended December 31,

(in thousands)	2006	2005	2004
Interest income:
Loans, including fees	$528	$9,205	$12,427
Total interest income	528	9,205	12,427

Interest expense:
Federal Home Loan Bank advances	30	508	262
Net interest income	498	8,697	12,165
Provision for loan losses	(355)	(902)	402
Net interest income after provision for loan losses	853	9,599	11,763

Non interest income:
Service charges on deposit accounts	—	31	39
Other income	500	—	—
Total non interest income	500	31	39

Non interest expenses:
Salaries and employee benefits	119	306	211
Occupancy and equipment, net	115	33	—
Communication and transportation	—	35	—
Marketing and development	108	389	—
Data processing	130	38	—
Other	522	1,268	1,587
Total non interest expenses	994	2,069	1,798

Income before income tax expense	359	7,561	10,004
Income tax expense	124	2,574	3,433
Net income	$235	$4,987	$6,571

3.              SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

Securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2006 (in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and U.S. Government agencies	$287,789	$156	$(1,673)	$286,272
FHLMC preferred stock	2,000	64	—	2,064
Mortgage backed securities, including CMOs	216,080	774	(1,463)	215,391
Total securities available for sale	$505,869	$994	$(3,136)	$503,727

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2005 (in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and U.S. Government agencies	$333,348	$13	$(3,067)	$330,294
Mortgage backed securities, including CMOs	119,300	130	(1,859)	117,571
Total securities available for sale	$452,648	$143	$(4,926)	$447,865

The carrying value, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Securities to be held to maturity:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
December 31, 2006 (in thousands)	Value	Gains	Losses	Fair Value
U.S. Treasury securities and U.S. Government agencies	$8,586	$—	$(50)	$8,536
Obligations of states and political subdivisions	383	16	—	399
Mortgage backed securities, including CMOs	49,076	1,057	(244)	49,889
Total securities to be held to maturity	$58,045	$1,073	$(294)	$58,824

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
December 31, 2005 (in thousands)	Value	Gains	Losses	Fair Value
U.S. Treasury securities and U.S. Government agencies	$12,110	$—	$(131)	$11,979
Mortgage backed securities, including CMOs	52,188	525	(290)	52,423
Total securities to be held to maturity	$64,298	$525	$(421)	$64,402

3.              SECURITIES (continued)

During the fourth quarter of 2006, the Company sold a portion of the available for sale FHLMC preferred stock totaling $5 million, realizing a gain on sale of securities of $300,000.  There were no sales of securities available for sale during 2005 or 2004.  The tax provision related to this realized gain was $105,000.

The amortized cost and fair value of securities, by contractual maturity are as follows:

	Securities available for sale		Securities to be held to maturity
December 31, 2006 (in thousands)	Amortized Cost	Fair Value	Carrying Value	Fair Value

Due in one year or less	$174,586	$173,579	$8,097	$8,047
Due from one to five years	108,334	107,825	489	489
Due from five to ten years	4,869	4,868	383	399
FHLMC preferred stock	2,000	2,064	—	—
Mortgage backed securities, including CMOs	216,080	215,391	49,076	49,889
Total	$505,869	$503,727	$58,045	$58,824

At December 31, 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
December 31, 2006 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities and U.S. Government agencies	$97,098	$(174)	$149,645	$(1,549)	$246,743	$(1,723)
FHLMC preferred stock	—	—	—	—	—	—
Obligations of states and political sub.	—	—	—	—	—	—
Mortgage backed securities, including CMOs	44,671	(173)	68,961	(1,534)	113,632	(1,707)

Total	$141,769	$(347)	$218,606	$(3,083)	$360,375	$(3,430)

	Less than 12 months		12 months or more		Total
December 31, 2005 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities and U.S. Government agencies	$168,490	$(600)	$167,119	$(2,598)	$335,609	$(3,198)
Mortgage backed securities, including CMOs	27,492	(302)	65,846	(1,847)	93,338	(2,149)

Total	$195,982	$(902)	$232,965	$(4,445)	$428,947	$(5,347)

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

4.              LOANS

December 31, (in thousands)	2006	2005
Residential real estate	$1,173,813	$1,056,175
Commercial real estate	654,773	575,922
Real estate construction	105,318	84,850
Commercial	66,559	46,562
Consumer	40,408	34,677
Overdrafts	1,377	852
Deferred deposits (“Payday loans”), Discontinued operations	—	5,779
Home equity	258,640	265,895
Total loans	2,300,888	2,070,712
Less:
Unearned interest income	—	104
Allowance for loan losses	11,218	11,009

Loans, net	$2,289,670	$2,059,599

An analysis of the Allowance for loan losses follows:

December 31, (in thousands)	2006	2005	2004

Balance, beginning of year	$11,009	$13,554	$13,959
Addition resulting from the acquisition of GulfStream Community Bank	387	—	—

Provision for loan losses from continuing operations	2,302	340	1,346
Provision for loans losses from discontinued operations	(355)	(902)	402

Charge offs — Banking	(2,539)	(1,496)	(1,688)
Charge offs — Tax Refund Solutions	(1,358)	(2,213)	(3,404)
Charge offs — Discontinued Operations	(409)	(212)	—

Recoveries — Banking	776	667	917
Recoveries — Tax Refund Solutions	1,323	1,257	2,022
Recoveries — Discontinued Operations	82	14	—

Balance, end of year	$11,218	$11,009	$13,554

4.     LOANS (continued)

Information regarding Republic’s impaired loans is as follows:

As of and for the years ended December 31, (in thousands)	2006	2005	2004

Loans with no allocated allowance for loan losses	$—	$—	$—
Loans with allocated allowance for loan losses	525	1,295	1,887

Total	$525	$1,295	$1,877

Amount of the allowance for loan losses allocated	$120	$328	$905
Average investment in impaired loans	872	1,684	3,430

Interest income recognized during impairment	—	—	—
Interest income recognized on a cash basis on impaired loans	—	—	—

No additional funds are committed to be advanced in connection with the above impaired loan.

Detail of non performing loans is as follows:

As of December 31, (in thousands)	2006	2005	2004

Loans past due 90 days and still on accrual	$413	$295	$371
Loans on non-accrual status	5,980	5,725	5,763

Total non performing loans	$6,393	$6,020	$6,134

Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $354,000, $268,000 and $195,000 in 2006, 2005 and 2004.

Non performing loans include impaired loans and smaller balance homogeneous loans as defined in Footnote 1 “Summary of Significant Accounting Policies.”

5.    SECURITIZATION

In January 2006, the Company established a special purpose wholly owned subsidiary corporation of Republic Bank & Trust Company named TRS RAL Funding LLC (“TRS RAL LLC”) to securitize a portion of the RAL portfolio which was sold to an independent third party. The Company established a two step structure to handle the sale of the assets to third party investors. In the first step, a sale provides for TRS RAL LLC, a Special Purpose Entity, to purchase the assets from Republic Bank & Trust Company as Originator and Servicer. TRS RAL LLC is a wholly owned subsidiary of Republic Bank & Trust Company.  In the second step, a sale and administration agreement is entered into by and among TRS RAL LLC, a third party conduit investor and a third party administrative agent, conduit agent, and committed purchaser.  The third party conduit investor purchased all eligible loans with TRS RAL LLC retaining a residual interest in an over collateralization. The residual value related to the securitization was insignificant at December 31, 2006.

Detail of Net RAL securitization income follows:

December 31, (in thousands)	2006

Gain on sale of RALs	$2,022
Gain on securitization residual	749
Net RAL securitization income	$2,771

6.    MORTGAGE BANKING ACTIVITIES (continued)

Activity in the Mortgage loans held for sale account was as follows:

December 31, (in thousands)	2006	2005
Beginning balance	$6,582	$16,485
Origination of mortgage loans held for sale	194,124	232,903
Proceeds from the sale of mortgage loans held for sale	(196,565)	(245,071)
Net gain on sale of mortgage loans held for sale	1,583	2,265
Less: Allowance to adjust to lower of cost or market	—	—
Ending balance	$5,724	$6,582

Mortgage loans serviced for others are not reported as assets.   Republic serviced loans for others (primarily FHLMC) totaling $923 million and $926 million at December 31, 2006 and 2005.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures.  Custodial escrow account balances maintained in connection with serviced loans were $12.3 million and $11.9 million at December 31, 2006 and 2005.

Mortgage banking activities primarily include residential mortgage originations and servicing. The following table presents the components of mortgage banking income:

December 31, (in thousands)	2006	2005	2004

Net gain on sale of mortgage loans held for sale	$1,583	$2,265	$2,861
Net loan servicing income, net of amortization	733	486	287
Mortgage banking income	$2,316	$2,751	$3,148

Net loan servicing income, net of amortization reflected in the above includes amortization of mortgage servicing rights (“MSRs”) (see below) and loan servicing income of $2,304,000, $2,173,000 and $1,965,000 for the years ended 2006, 2005 and 2004.

Activity for capitalized mortgage servicing rights is as follows:

December 31, (in thousands)	2006	2005	2004

Balance, beginning of year	$6,370	$5,321	$4,823
Additions	1,273	2,736	2,176
Amortized to expense	(1,571)	(1,687)	(1,678)

Balance, end of year	$6,072	$6,370	$5,321

Valuation allowance	$—	$—	$—

The fair value of capitalized MSRs was $9.0 million and $8.9 million at December 31, 2006 and 2005.  The fair value for year end 2006 and 2005 was calculated using a discount rate of 10%, prepayment speeds ranging from 184% to 370%, depending on the stratification of the specific MSR, and a weighted average default rate of 1.5%.

The weighted average estimated remaining life of the MSR portfolio is 5.33 years.  Estimated amortization expense for the next four years is approximately $1.1 million per year and a total of $1.5 million for year five and thereafter; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives  that occur during each year.

6.     MORTGAGE BANKING ACTIVITIES (continued)

Mortgage Banking Derivatives — Mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments are used in the ordinary course of business and are considered derivatives. Forward contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. The approximate notional amounts and realized gain / (loss) are as follows:

December 31, (in thousands)	2006	2005

Forward contracts:
Notional amount	$14,500	$13,000
Gain/(loss) on change in market value of forward contracts	93	(68)

Rate lock commitments:
Notional amount	$13,443	$11,699
Gain/(loss) on change in market value of rate lock commitments	(38)	20

Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event the parties to delivery commitments are unable to fulfill their obligations, the Company would not incur any significant additional cost by replacing the positions at current market rates. The Company minimizes its risk of exposure by limiting the counterparties to those major banks and financial institutions that meet established credit and capital guidelines. Management does not expect any counterparty to default on their obligations and therefore, Management does not expect to incur any cost related to counterparty default.

The Company is exposed to interest rate risk on loans held for sale and rate lock commitments.  As market interest rates increase or decrease, the fair value of mortgage loans held for sale and rate lock commitments will decline or increase. To offset this interest rate risk, the Company enters into derivatives such as forward contracts to sell loans. The fair value of these forward contracts will change as market interest rates change, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate lock commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including market interest rate volatility, the amount of rate lock commitments that close, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.

7.              PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2006	2005

Land	$5,852	$2,834
Office buildings and improvements	23,199	21,102
Furniture, fixtures and equipment	44,736	41,282
Leasehold improvements	5,885	4,272
Construction in progress	708	222

Total premises and equipment	80,380	69,712
Less: Accumulated depreciation and amortization	43,820	37,926

Premises and equipment, net	$36,560	$31,786

Depreciation expense related to premises and equipment was $5.4 million in 2006, $5.7 million in 2005 and $6.3 million in 2004.

8.     GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill during the year is as follows:

December 31, (in thousands)	2006	2005

Beginning of year	$—	$—
Acquired goodwill	10,016	—
Impairment	—	—

End of year	$10,016	$—

Acquired intangible assets consisted of core deposit intangibles with a gross carrying amount of $601,000 and accumulated amortization of $37,000 at December 31, 2006.

Aggregate amortization expense was $37,000, $0 and $0 for 2006, 2005 and 2004.

Estimated amortization expense is as follows:

Year	(in thousands)

2007	$144
2008	122
2009	101
2010	80
2011	59
2012	37
2013	21

9.  DEPOSITS

Time deposits of $100,000 or more were $172 million and $169 million at December 31, 2006 and 2005.

At December 31, 2006, the scheduled maturities of all time deposits at weighted average interest rates were as follows:

Year	(in thousands)

2007	$402,309	4.24%
2008	142,254	4.51
2009	73,675	4.19
2010	18,774	4.45
2011	22,480	4.95
Thereafter	2,211	4.89
Total	$661,703	4.33%

10.       SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of short-term excess funds from correspondent banks, repurchase agreements and overnight liabilities to deposit customers arising from Republic’s treasury management program.  While effectively deposit equivalents, the overnight liabilities to customers are in the form of repurchase agreements or liabilities secured by FHLB letters of credit.  Repurchase agreements collateralized by securities are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities.  All securities underlying the agreements are under Republic’s control.

Information concerning Securities Sold Under Agreements to Repurchase at December 31, 2006 and 2005 are as follows:

December 31, (in thousands)	2006	2005

Outstanding balance at end of year	$401,886	$292,259
Weighted average interest at year end	4.52%	3.59%
Average outstanding balance during the year	374,937	359,327
Average interest rate during the year	4.24%	2.76%
Maximum outstanding at any month end	$403,003	$384,147

At December 31, 2006, Securities Sold Under Agreements to Repurchase had maturities and weighted average interest rates as follows:

Maturity	(in thousands)

Overnight	$304,602	4.76%
2 — 30 days	29,452	5.40
30 — 90 days	61,790	4.17
Over 90 days	6,042	4.32
Total	$401,886	4.71

Securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2006	2005

Carrying value	$470,777	$400,986
Fair value	469,148	397,255

11.  FHLB ADVANCES

At year-end, FHLB advances were as follows:

(in thousands)	December 31, 2006	December 31, 2005

FHLB convertible fixed interest rate advances with a weighted average interest rate of 4.98%(1)	$50,000	$90,000

Overnight FHLB advances with a interest rate of 5.18%	98,000	117,000

FHLB fixed interest rate advances with a weighted average interest rate of 4.50% due through 2035	498,572	354,133

Total FHLB advances	$646,572	$561,133

(1) Represents convertible advances with the FHLB.  These advances have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not converted earlier by the FHLB.   At the end of their respective fixed rate periods, the FHLB has the right to convert the borrowings to floating rate advances tied to LIBOR or the Company can prepay the borrowings at no penalty.  All of these advances are currently eligible to be converted on their quarterly repricing date. Based on market conditions at this time, management believes these advances could  likely be converted in the short-term.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. FHLB advances are collateralized by a blanket pledge of eligible real estate loans.  At December 31, 2006, Republic had available collateral to borrow an additional $248 million from the FHLB.  Republic also has unsecured lines of credit totaling $197 million available through various financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates as of December 31, 2006 are detailed below.  Convertible fixed rate advances have been included with the 2007 maturities.

Year	(in thousands)

2007	$353,000
2008	138,500
2009	107,000
2010	42,370
2011	—
Thereafter	5,702
Total	$646,572

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the FHLB:

December 31, (in thousands)	2006	2005

First lien, single family residential	$842,000	$938,000
Home equity lines of credit	82,000	169,000
Multi-family, commercial real estate	43,000	56,000

12.  SUBORDINATED NOTE

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

In 2004, the Company executed an intragroup trust preferred transaction, with the purpose of providing Republic Bank & Trust Company access to additional capital markets, if needed, in the future.  On a consolidated basis, this transaction had no impact to the capital levels and ratios of the Company.  The subordinated debentures held by Republic Bank & Trust Company, as a result of this transaction, however, are treated as Tier 2 capital based on requirements administered by the Bank’s federal banking agency.  If Republic Bank & Trust Company’s Tier I capital ratios should not meet the minimum requirement to be well-capitalized, the Company could immediately modify the transaction in order to maintain its well -capitalized status.

13.   INCOME TAXES

Allocation of federal income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2006	2005	2004

Current expense from continuing operations:
Federal	$13,216	$15,077	$12,145
State	281	199	274
Deferred expense from continuing operations:
Federal	1,148	235	1,217
State	73	13	(88)

Total	$14,718	$15,524	$13,548

The provision for income taxes differs from the amount computed at the statutory rate as follows:

Years Ended December 31, (in thousands)	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	0.5	0.3	0.5
General business tax credits	(1.3)	(1.4)	(0.6)
Other, net	0.1	0.1	(0.6)

Effective tax rate	34.3%	34.0%	34.3%

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

December 31, (in thousands)	2006	2005

Deferred tax assets:
Allowance for loan losses	$3,078	$3,087
Unrealized securities losses	751	1,674
Net operating loss	46	—
Accrued expenses	2,005	1,141

Total deferred tax assets	5,880	5,902

Deferred tax liabilities:
Depreciation	(907)	(570)
Federal Home Loan Bank dividends	(3,869)	(3,398)
Loan fees	—	(744)
Deferred loan fees	(1,266)	—
Mortgage servicing rights	(2,145)	(2,250)
Other	(441)	(213)

Total deferred tax liabilities	(8,628)	(7,175)

Net deferred tax liability	$(2,748)	$(1,273)

14.  EARNINGS PER SHARE

Class A and Class B shares participate equally in undistributed earnings.  The difference in earnings per share between the two classes of common stock results solely from the 10% per share cash dividend premium paid on Class A Common Stock over that paid on Class B Common Stock as discussed in Footnote 15 “Stockholders’ Equity” of this section of the document.

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2006	2005	2004
Net income from continuing operations	$28,116	$30,078	$25,930
Net income from discontinued operations	235	4,987	6,571
Net income, basic and diluted	$28,351	$35,065	$32,501

Weighted average shares outstanding	20,500	20,717	20,764
Effect of dilutive securities	578	853	858

Average shares outstanding including dilutive securities	21,078	21,570	21,622

Basic earnings per share from continuing operations:
Class A Common Share	$1.38	$1.46	$1.25
Class B Common Share	1.35	1.43	1.23

Diluted earnings per share from continuing operations:
Class A Common Share	$1.35	$1.40	$1.20
Class B Common Share	1.32	1.37	1.18

Basic earnings per share from discontinued operations:
Class A Common Share	$0.01	$0.24	$0.32
Class B Common Share	—	0.24	0.32

Diluted earnings per share from discontinued operations:
Class A Common Share	$—	$0.23	$0.31
Class B Common Share	—	0.23	0.30

Basic earnings per share:
Class A Common Share	$1.39	$1.70	$1.57
Class B Common Share	1.35	1.67	1.55

Diluted earnings per share:
Class A Common Share	$1.35	$1.63	$1.51
Class B Common Share	1.32	1.60	1.48

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

Years Ended December 31,	2006	2005	2004
Antidilutive Stock Options	370,512	52,424	—

15.       STOCKHOLDERS’ EQUITY

Common Stock — The Class A Common shares are entitled to cash dividends equal to 110% of the cash dividend paid per share on Class B Common Stock.  Class A Common shares have one vote per share and Class B Common shares have ten votes per share.  Class B Common shares may be converted, at the option of the holder, to Class A Common shares on a share for share basis.  The Class A Common shares are not convertible into any other class of Republic’s capital stock.

Dividend Restrictions — The Company’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2006, Republic Bank & Trust Company could, without prior approval, declare dividends of approximately $49 million.

Regulatory Capital Requirements — Republic Bank & Trust Company, Republic Bank and the Parent Company are each subject to regulatory capital requirements administered by federal banking agencies.  Republic Bank & Trust Company is a Kentucky chartered commercial banking and trust corporation and as such, it is subject to supervision and regulation by the FDIC and the Kentucky Office of Financial Institutions.  Republic Bank is a federally chartered thrift institution and as such, it is subject to supervision and regulation by the Office of Thrift Supervision (“OTS”) and secondarily by the FDIC, as the deposit insurer. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2006 and 2005, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

With regard to Republic Bank, the Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or Republic Bank must convert to a commercial bank charter.  Management believes that this test was met at December 31, 2006.

See Footnote 12 “Subordinated Note” in this section of the document for additional discussion regarding capital and Trust Preferred Securities.

15.       STOCKHOLDERS’ EQUITY (continued)

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$280,354	14.30%	$156,791	8%	N/A	N/A
Republic Bank & Trust Co.	253,861	13.32	152,431	8	$190,538	10%
Republic Bank(1)	11,938	20.68	4,617	8	5,772	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	269,136	13.73	78,395	4	N/A	N/A
Republic Bank & Trust Co.	219,582	11.52	76,215	4	114,323	6
Republic Bank(1)	11,546	20.00	2,309	4	3,463	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	269,136	8.92	120,768	4	N/A	N/A
Republic Bank & Trust Co.	219,582	7.45	117,989	4	147,486	5
Republic Bank(1)	11,546	13.12	3,520	4	4,400	5

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$267,054	15.03%	$142,179	8%	N/A	N/A
Republic Bank & Trust Company	220,730	12.78	138,142	8	$172,678	10%
Republic Bank & Trust Company of Indiana(2)	11,488	22.76	4,037	8	5,047	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	256,046	14.41	71,090	4	N/A	N/A
Republic Bank & Trust Company	186,905	10.82	69,071	4	103,607	6
Republic Bank & Trust Company of Indiana(2)	10,855	21.51	2,019	4	3,028	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	256,046	9.47	108,197	4	N/A	N/A
Republic Bank & Trust Company	186,905	7.12	105,034	4	131,292	5
Republic Bank & Trust Company of Indiana(2)	10,855	13.62	3,188	4	3,985	5

(1) - The Company acquired GulfStream Community Bank, a federally charter thrift institution in 2006 and subsequently changed the name of the institution to Republic Bank.

(2) - Republic Bank & Trust Company of Indiana was merged into Republic Bank & Trust Company effective November 30, 2006.

16.  STOCK PLANS AND STOCK BASED COMPENSATION

At December 31, 2006, the Company had two stock option plans and a director deferred compensation plan.  The stock option plans consist of the 1995 Stock Option Plan (“1995 Plan”) and the 2005 Stock Incentive Plan (“2005 Plan”).  With regard to the 1995 Plan, no additional grants were made in 2006 and none will be made in the future.  The 2005 Plan permits the grant of stock options and stock awards for up to 3,307,500 shares, of which 2,933,700 shares remain available for issue with 373,800 allocated at December 31, 2006.  With regard to the 2005 Plan 316,050 option grants were made in 2006.  All shares issued under the above mentioned plans came from authorized and unissued shares.

Effective January 1, 2006, the Company adopted SFAS 123R, “Share Based Payment.” The Company elected to utilize the modified prospective transition method; therefore, prior period results were not restated. The Company recorded stock option compensation expense of $844,000 during 2006, or $0.03 per diluted Class A Common Share adjusted for the related tax effect. Prior to the adoption of SFAS 123R, stock based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted.

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

Under the stock option plans, certain key employees are granted options to purchase shares of Republic’s Common Stock at fair value at the date of the grant. Options granted generally become fully exercisable at the end of five to six years of continued employment and must be exercised within one year from the date they become exercisable. There were no Class B stock options outstanding during each of the periods presented.

The following table summarizes stock option activity:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2006	1,770,764	$11.05

Granted	316,050	23.76

Exercised	(210,837)	6.10

Forfeited or expired	(185,474)	11.31

Outstanding at December 31, 2006	1,690,503	$14.01	3.37	$16,707,000

Exercisable (vested) at December 31, 2006	12,910	$6.17	0.17	$229,000

16.  STOCK PLANS AND STOCK BASED COMPENSATION (continued)

Stock option compensation expense is recorded as a component of salaries and employee benefits in the consolidated income statement. Since the stock options are incentive stock options and there were no disqualifying dispositions, no tax benefit related to this expense was recognized. No options were modified during the years ended December 31, 2006, 2005 and 2004.

The following table provides further detail regarding intrinsic value of options exercised, stock option compensation expense and options granted:

December 31, (in thousands except share data)	2006	2005	2004

Intrinsic value of options exercised	$3,032	$953	$1,427
Stock option compensation expense recorded	$844	$—	$—
Options granted	316,050	45,203	599,553

Non executive officer employees had loans outstanding of $843,000 and $709,000 at December 31, 2006 and 2005 that were originated to fund stock option exercises.

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

The weighted average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in the Black-Scholes option pricing model are as follows:

	2006	2005	2004

Risk-free interest rate	4.53%	3.75%	3.70%
Expected dividend yield	1.59	1.48	1.69
Expected life of options (in years)	6.00	5.55	5.82
Expected volatility	22.23%	27.92%	21.31%
Estimated fair value per share	$6.16	$6.17	$3.59

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

16.  STOCK PLANS AND STOCK BASED COMPENSATION (continued)

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for 2007 and beyond is estimated as follows:

Year	(in thousands)
2007	$958
2008	789
2009	602
2010	372
2011 and thereafter	428
Total	$3,149

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

The following table presents information on director deferred compensation shares reserved for the periods shown:

	2006		2005
Years ended December 31,	Deferred Shares	Weighted Average Market Price at Date of Deferral	Deferred Shares	Weighted Average Market Price at Date of Deferral

Balance, beginning of period	6,137	$19.53	—	$—
Awarded	6,477	20.49	6,137	19.53
Released	—	—	—	—
Balance, end of period	12,614	$20.02	6,137	$19.53

Director deferred compensation has been expensed as follows:

Years ended December 31, (in thousands)	2006	2005

Director deferred compensation expense	$133	$120

16.  STOCK PLANS AND STOCK BASED COMPENSATION (continued)

The following table illustrates the effect on net income and earnings per share if stock based compensation expense were measured using the fair value recognition provisions of SFAS 123 for year ended December 31, 2005 and 2004:

Years Ended December 31 (dollars in thousands, except per share data)	2005	2004

Net income from continuing operations, as reported	$30,078	$25,930
Net income from discontinued operations, as reported	4,987	6,571
Deduct: Stock based compensation expense determined under the fair value based method, net of tax	915	574
Pro forma net income	$34,150	$31,927

Earnings per share from continuing operations, as reported:
Class A Common Share	$1.46	$1.25
Class B Common Share	1.43	1.23

Earnings per share, as reported:
Class A Common Share	$1.70	$1.57
Class B Common Share	1.67	1.55

Pro forma earnings per share from continuing operations:
Class A Common Share	$1.41	$1.22
Class B Common Share	1.38	1.20

Pro forma earnings per share:
Class A Common Share	$1.65	$1.54
Class B Common Share	1.63	1.52

Diluted earnings per share from continuing operations, as reported:
Class A Common Share	$1.40	$1.20
Class B Common Share	1.37	1.18

Diluted earnings per share, as reported:
Class A Common Share	$1.63	$1.51
Class B Common Share	1.60	1.48

Pro forma diluted earnings per share from continuing operations:
Class A Common Share	$1.36	$1.18
Class B Common Share	1.33	1.15

Pro forma diluted earnings per share:
Class A Common Share	$1.59	$1.48
Class B Common Share	1.56	1.46

17.  BENEFIT PLANS

Republic maintains a 401(k) plan for full time employees who have been employed for 1,000 hours in a plan year and have reached the age of 21.  Participants in the plan have the option to contribute from 1% to 25% of their annual compensation. Republic matches 50% of participant contributions up to 5% of each participant’s annual compensation. Republic’s contribution may increase if the Company achieves certain operating goals.  Republic’s matching contributions were $549,000, $812,000 and $743,000 for the years ended December 31, 2006, 2005 and 2004.  The Company did not contribute a “bonus” 401(k) match payment in 2006 because the Company failed to achieve its required income goals to pay the match.  The bonus match totaled $300,000 and $276,000 in 2005 and 2004.

On January 29, 1999, Republic formed an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees.  The ESOP borrowed $3.9 million from the Parent Company and directly and indirectly purchased 347,288 shares of Class A Common Stock from Republic’s largest beneficial owner at a market value price of $10.62 per share.  The purchase price, determined by an independent pricing committee, was the average closing price for the 30 trading days immediately prior to the transaction. Shares in the ESOP are allocated to eligible employees based on principal payments over the term of the loan, which is ten years. Participants become fully vested in allocated shares after five years of credited service and may receive their distributions in the form of cash or stock.  At December 31, 2006, approximately 95,550 unallocated shares had a fair value of $2.2 million.

Years Ended December 31,	2006	2005	2004
Unearned shares allocated to participants in the plan	42,559	40,055	36,831
Compensation expense	$852,000	$809,000	$680,000

The Company maintains a death benefit for the Chairman of the Company equal to three times the average compensation paid for the two years proceeding death.  Upon a change in control, defined as a sale or assignment of more than 55% of the outstanding stock of the Company, the death benefit is canceled.

18.  LEASES, TRANSACTIONS WITH AFFILIATES AND RELATED PARTY TRANSACTIONS

Republic leases office facilities under operating leases from Republic’s Chairman and from partnerships in which Republic’s Chairman, Chief Executive Officer and Vice Chairman are partners. Rent expense for the years ended December 31, 2006, 2005 and 2004 under these leases was $2,245,000, $1,997,000 and $1,888,000.  Total rent expense on all operating leases was $4,607,000; $3,324,000 and $3,113,000 for the years ended December 31, 2006, 2005 and 2004.  Total minimum lease commitments under non cancelable operating leases are as follows:

(in thousands)	Affiliate	Other	Total
2007	$2,315	$1,513	$3,828
2008	2,021	1,461	3,482
2009	1,740	1,314	3,054
2010	1,489	1,098	2,587
2011	788	956	1,744
Thereafter	—	9,448	9,448
Total	$8,353	$15,790	$24,143

A director of Republic Bancorp, Inc. is the President and Chief Executive Officer of a company that leases space to Republic. Fees paid by Republic totaled $13,000, $13,000 and $14,000 for the years ended December 31, 2006, 2005 and 2004.

A director of Republic Bancorp, Inc. is the President of an insurance agency that is agent of record for the Company’s workers compensation insurance.  Commissions paid to the insurance agency totaled $55,000, $38,000 and $31,000 in 2006, 2005 and 2004.

A director of Republic Bank & Trust Company is counsel for a local law firm.  Fees paid by Republic to this firm totaled $163,000, $127,000 and $87,000 in 2006, 2005 and 2004.

18.       LEASES, TRANSACTIONS WITH AFFILIATES AND RELATED PARTY TRANSACTIONS (continued)

Loans made to executive officers and directors of Republic and their related interests during 2006, are as follows:

(in thousands)
Beginning balance	$21,304
Change in related party status	1,429
New loans	6,046
Repayments	(8,824)

Total	$19,955

Deposits from executive officers, directors, and their affiliates totaled $24 million and $10.6 million at December 31, 2006 and 2005.

19.       OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

As of December 31, 2006, exclusive of mortgage banking loan commitments discussed in Footnote 1 “Summary of Significant Accounting Policies,” Republic had outstanding loan commitments of $476 million, which included unfunded home equity lines of credit totaling $315 million. At December 31, 2005, Republic had outstanding loan commitments of $409 million, which included unfunded home equity lines of credit totaling $269 million.  These commitments generally have variable rates.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party.  The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit.  Commitments outstanding under standby letters of credit totaled $9 million and $10 million at December 31, 2006 and 2005.

At December 31, 2006, Republic had $72 million in letters of credit from the FHLB issued on behalf of the Bank’s clients as compared to $88 million at December 31, 2005.  Approximately $12 million and $28 million of these letters of credit were used as credit enhancements for client bond offerings at December 31, 2006 and 2005, respectively. The remaining $60 million letter of credit was used to collateralize a public funds deposit, which the Company classifies in short-term borrowings at December 31, 2006 and 2005. These letters of credit reduce Republic’s available borrowing line at the FHLB. Republic uses a blanket pledge of eligible real estate loans to secure the letters of credit.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by Republic using available market information and appropriate valuation methodologies.  However, judgment of management is necessarily required to interpret market data to develop estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts Republic could realize in a market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	2006		2005
	Carrying	Fair	Carrying	Fair
December 31, (in thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$81,613	$81,613	$77,169	$77,169
Securities available for sale	503,727	503,727	447,865	447,865
Securities to be held to maturity	58,045	58,824	64,298	64,402
Mortgage loans held for sale	5,724	5,750	6,582	6,700
Loans	2,300,888	2,291,580	2,070,608	2,061,341
Allowance for loan losses	11,218	11,218	11,009	11,009
Federal Home Loan Bank stock	23,111	23,111	21,595	21,595
Accrued interest receivable	14,081	14,081	11,379	11,379

Liabilities:
Deposits:
Non interest-bearing accounts	$279,026	$279,026	$286,484	$286,484
Transaction accounts	751,993	751,996	662,547	662,547
Time deposits	661,703	661,597	653,534	646,317
Securities sold under agreements to repurchase and other short-term borrowings	401,886	401,886	292,259	292,259
Subordinated note	41,240	39,991	41,240	40,327
Federal Home Loan Bank advances	646,572	638,251	561,133	554,477
Accrued interest payable	6,742	6,742	5,222	5,222

Cash and Cash Equivalents — The carrying amount represents a reasonable estimate of fair value.

Securities Available for Sale, Securities to be Held to Maturity and Federal Home Loan Bank Stock — Fair value equals quoted market price, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The carrying value of FHLB Stock approximates the fair value based on the redemption provisions of the Federal Home Loan Bank.

Mortgage Loans Held for Sale — Estimated fair value is based on the market value of the loan including the amount of fees deferred in accordance with SFAS 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17.”

Loans, Net — The fair value is estimated by discounting the future cash flows using the interest rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

Deposits — The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed maturity certificates of deposit is estimated using the interest rates offered for deposits of similar remaining maturities.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings — The carrying amount represents management’s estimate of fair value.

Subordinated Note — Rates currently available to the Company with similar terms and remaining maturities are used to establish fair value of existing debt.

20.       FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Federal Home Loan Bank Advances—The fair value is estimated based on the estimated present value of future cash outflows using the rates at which similar loans with the same remaining maturities could be obtained.

Accrued Interest Receivable/Payable—The carrying amount represents management’s estimate of fair value.

Commitments to Extend Credit—The fair value of commitments to extend credit is based upon the difference between the interest rate at which Republic is committed to make the loans and the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for the estimated volume of loan commitments expected to close. The fair value of such commitments is not considered material.

Commitments to Sell Loans and Loan Sales Contracts—The fair value of commitments to sell loans is based upon the difference between the interest rates at which Republic is committed to sell the loans and the quoted secondary market price for similar loans. The fair value of such commitments is not considered material.

Financial Guarantees—Estimated fair value is based on current fees or costs that would be charged to enter or terminate such arrangements and is not material.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

21.       BUSINESS COMBINATIONS

On October 3, 2006, the Company acquired 100% of the outstanding shares of GulfStream Community Bank (“GulfStream”) of Port Richey, Florida. Operating results of GulfStream are included in the consolidated financial statements since the date of the acquisition. As a result of this acquisition, the Company expects to establish market share in the greater Tampa, Florida market, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.

The aggregate purchase price was $18.6 million, paid in cash. The purchase price resulted in approximately $10.0 million in goodwill, and $601,000 in core deposit intangibles. The core deposit intangible asset will be amortized over 7 years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment. Goodwill and intangible assets are not deducted for tax purposes.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Securities available for sale	$8,476
Securities to be held to maturity	1,967
Federal Home Loan Bank stock	121
Loans, net	43,850
Premises and equipment	4,166
Goodwill	10,016
Core deposit intangibles	601
Other assets	193
Total assets acquired	69,390

Deposits	(54,140)
Other liabilities	(974)
Total liabilities assumed	(55,114)

Net assets acquired	$14,276

22.       PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2006	2005
Assets:

Cash and cash equivalents	$12,577	$34,603
Due from subsidiaries	1,011	1,468
Investment in subsidiaries	267,475	220,084
Other assets	783	1,800

Total assets	$281,846	$257,955

Liabilities and Stockholders’ Equity:

Subordinated note	$41,240	$41,240
Other liabilities	3,258	3,141
Stockholders’ equity	237,348	213,574

Total liabilities and stockholders’ equity	$281,846	$257,955

STATEMENTS OF INCOME

Years Ended December 31, (in thousands)	2006	2005	2004

Income and expenses:
Dividends from subsidiary	$8,376	$10,788	$28,831
Interest income	1,244	584	159
Other income	38	40	48
Less:
Interest expense	2,515	960	—
Other expenses	361	440	358

Income before income taxes	6,782	10,012	28,680
Income tax benefit	728	367	315

Income before equity in undistributed net income of subsidiaries	7,510	10,379	28,995
Equity in undistributed net income of subsidiaries	20,841	24,686	3,506

Net income	$28,351	$35,065	$32,501

22. PARENT COMPANY CONDENSED FINANCIAL INFORMATION (continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2006	2005	2004

Operating activities:

Net income	$28,351	$35,065	$32,501
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(20,841)	(24,686)	(3,506)
Director deferred compensation	62	56
Change in due from subsidiary	457	426	685
Change in other assets	1,017	1,213	(2,509)
Change in other liabilities	(317)	(1,394)	1,583

Net cash provided by operating activities	8,729	10,680	28,754

Investing activities:

Acquisition of GulfStream Community Bank (Republic Bank)	(18,569)	—	—
Additional investment in Republic Bank	(5,000)	—	—
Investment in Republic Bank & Trust Co. of Indiana	—	(5,000)	—
Investment in unconsolidated subsidiary	—	(1,240)	—
Dividends on unallocated ESOP shares	(43)	(44)	(52)
Purchase of common stock of Republic Invest Co.	—	—	(23,500)

Net cash used in investing activities	(23,612)	(6,284)	(23,552)

Financing activities:

Common Stock repurchases	(699)	(9,820)	(383)
Net proceeds from Common Stock options exercised	611	202	794
Cash dividends paid	(7,055)	(6,020)	(4,968)
Net proceeds from subordinated note	—	41,240	—

Net cash provided by (used in) financing activities	(7,143)	25,602	(4,557)

Net (decrease) increase in cash and cash equivalents	(22,026)	29,998	645

Cash and cash equivalents at beginning of year	34,603	4,605	3,960

Cash and cash equivalents at end of year	$12,577	$34,603	$4,605

23.  OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and the related tax effects were as follows:

(December 31, (in thousands)	2006	2005	2004

Unrealized holding gains on available for sale securities	$1,913	$(2,625)	$(1,484)
Reclassification adjustment for losses (gains) realized in income	(300)	—	—

Net unrealized gains	1,613	(2,625)	(1,484)
Tax effect	105	—	—

Net of tax amount	1,718	(2,625)	(1,484)

24.  SEGMENT INFORMATION

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

Segment information for the years ended December 31, is as follows:

24.  SEGMENT INFORMATION (continued)

	2006
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$82,314	$5,665	$319	$88,298	$498
Provision for loan losses	2,268	34	—	2,302	(355)
Electronic Refund Check fees	—	4,102	—	4,102	—
Net RAL securitization income	—	2,771	—	2,771
Mortgage banking income	—	—	2,316	2,316	—
Other revenue	23,188	158	(835)	22,511	500
Income tax expense	11,908	2,464	346	14,718	124
Net income	22,793	4,668	655	28,116	235
Segment assets	3,044,983	205	1,599	3,046,787	—

	2005
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$76,403	$8,807	$437	$85,647	$8,697
Provision for loan losses	(616)	956	—	340	(902)
Electronic Refund Check fees	—	6,083	—	6,083	—
Mortgage banking income	—	—	2,751	2,751	—
Other revenue	20,860	99	(986)	19,973	31
Income tax expense	12,247	2,855	422	15,524	2,574
Net income	23,730	5,531	817	30,078	4,987
Segment assets	2,721,221	1,770	6,617	2,729,608	5,948

	2004
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$70,595	$8,352	$444	$79,391	$12,165
Provision for loan losses	(36)	1,382	—	1,346	402
Electronic refund check fees	—	5,268	—	5,268	—
Mortgage banking income	—	—	3,148	3,148	—
Other revenue	18,306	14	(1,085)	17,235	39
Income tax expense	10,025	2,824	699	13,548	3,433
Net income	19,187	5,406	1,337	25,930	6,571
Segment assets	2,432,579	2,012	16,496	2,451,087	47,835

25.             REGULATORY MATTERS

On June 22, 2006, Republic Bank & Trust Company received a Community Reinvestment Act (“CRA”) evaluation prepared as of April 10, 2006 in which it received a “Satisfactory” rating.  Previously on July 22, 2005, Republic Bank & Trust Company received a CRA performance evaluation dated October 4, 2004 with a “Needs to Improve” rating.  Republic Bank & Trust Company voluntarily changed certain procedures and processes to address the Regulation B issues raised by the FDIC during the CRA Evaluation.  As required by statute, the FDIC referred their conclusions to the Department of Justice (“DOJ”) for review.  In October 2006, the Company was notified that the DOJ has referred the Regulation B issue back to the FDIC for administrative handling with no further corrective action required by the DOJ.

Subsequent to December 31, 2006, the FDIC notified the Company in a letter dated March 2, 2007 (the “Letter”) of “the final corrective actions required to be performed by the bank,” with respect to the Regulation B matters.  The Letter requires that the Company take certain actions, including notification to selected applicants regarding these issues and reimbursement of fees to a limited number of applicants from 2004.  The Company does not believe these corrective actions will have a material adverse effect on its financial condition or results of operation.

26. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

In February 2006, the Bank substantially exited the payday loan business. For financial reporting purposes, the payday loan business segment has been treated as a discontinued operation. All current period and prior period income statement data has been restated to reflect continuing operations absent of the payday loan business.

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2006 and 2005.

(in thousands, except per share data)	Fourth Quarter	Third Quarter(1)	Second Quarter(1)	First Quarter(1)

2006:
Interest income(2)	$46,614	$43,778	$41,775	$44,373
Net interest income	21,024	20,853	21,052	25,369
Provision for loan losses	289	110	573	1,330
Net interest income after provision for loan losses	20,735	20,743	20,479	24,039
Income from continuing operations before income tax expense	8,832	9,663	9,302	15,037
Income tax expense from continuing operations	2,896	3,309	3,337	5,176
Income from continuing operations before discontinued operations, net of income tax expense	5,936	6,354	5,965	9,861
Income (loss) from discontinued operations before income tax expense	14	522	(3)	(174)
Income tax expense (benefit) from discontinued Operations	4	182	(2)	(60)
Income (loss) from discontinued operations, net of income tax expense	10	340	(1)	(114)
Net income	5,946	6,694	5,964	9,747

Basic earnings per share from continuing operations:
Class A Common Stock	0.29	0.31	0.29	0.48
Class B Common Stock	0.28	0.30	0.28	0.48
Basic earnings per share from discontinued operations:
Class A Common Stock	0.00	0.02	0.00	0.00
Class B Common Stock	0.00	0.02	0.00	(0.01)
Basic earnings per share:
Class A Common Stock	0.29	0.33	0.29	0.48
Class B Common Stock	0.28	0.32	0.28	0.47
Diluted earnings per share from continuing operations:
Class A Common Stock	0.28	0.30	0.28	0.47
Class B Common Stock	0.27	0.29	0.28	0.46
Diluted earnings per share from discontinued operations:
Class A Common Stock	0.00	0.02	0.00	(0.01)
Class B Common Stock	0.00	0.02	0.00	0.00
Diluted earnings per share:
Class A Common Stock	0.28	0.32	0.28	0.46
Class B Common Stock	0.27	0.31	0.28	0.46

26.          SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

	Fourth	Third	Second	First
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2005:
Interest income(3)	$38,145	$35,643	$33,810	$40.481
Net interest income	19,897	19,547	19,375	26.828
Provision for loan losses	(83)	(300)	(867)	1,590
Net interest income after provision for loan losses	19,980	19,847	20,242	25,238
Income from continuing operations before income tax expense	8,966	8,742	9,899	17,995
Income tax expense from continuing operations	3,031	2,965	3,318	6,210
Income from continuing operations before discontinued operations, net of income tax expense	5,935	5,777	6,581	11,785
Income (loss) from discontinued operations before income tax expense	(282)	3,445	2,057	2,341
Income tax expense (benefit) from discontinued Operations	(100)	1,172	694	808
Income (loss) from discontinued operations, net of income tax expense	(182)	2,273	1,363	1,533
Net income	5,753	8,050	7,944	13,318

Basic earnings per share from continuing operations:
Class A Common Stock	0.29	0.28	0.32	0.57
Class B Common Stock	0.28	0.27	0.31	0.56
Basic earnings per share from discontinued operations:
Class A Common Stock	(0.01)	0.11	0.06	0.07
Class B Common Stock	0.00	0.11	0.07	0.07
Basic earnings per share:
Class A Common Stock	0.28	0.39	0.38	0.64
Class B Common Stock	0.28	0.38	0.38	0.63
Diluted earnings per share from continuing operations:
Class A Common Stock	0.28	0.27	0.30	0.54
Class B Common Stock	0.27	0.26	0.30	0.54
Diluted earnings per share from discontinued operations:
Class A Common Stock	(0.01)	0.10	0.07	0.07
Class B Common Stock	0.00	0.11	0.06	0.07
Diluted earnings per share:
Class A Common Stock	0.27	0.37	0.37	0.61
Class B Common Stock	0.27	0.37	0.36	0.61

1) — The Company posted certain immaterial adjustments to prior period amounts in accordance with SAB 108. See Footnote 1 “Summary of Significant Accounting Policies” for additional discussion.

(2) — In prior period financial statement filings, the Company classified daily overdraft fees within service charges on deposits along with per item overdraft fees. In 2006, the Company reclassified daily overdraft fees into loan fees, which is included as a component of interest income on loans. All prior period amounts presented have been reclassified to conform to current period presentation. The Company made the following quarterly reclassifications: $601,000 (December 31, 2006), $527,000 (September 30 2006), $526,000 (June 30, 2006), $450,000 (March 31, 2006).

(3) — In prior period financial statement filings, the Company classified daily overdraft fees within service charges on deposits along with per item overdraft fees. In 2006, the Company reclassified daily overdraft fees into loan fees, which is included as a component of interest income on loans. All prior period amounts presented have been reclassified to conform to current period presentation. The Company made the following quarterly reclassifications: $464,000 (December 31, 2005), $460,000 (September 30 2005), $408,000 (June 30, 2005), $333,000 (March 31, 2005).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting, the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Financial Statements, thereon are set forth under Item 8 “Financial Statements and Supplementary Data.”

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic Bancorp, Inc. for the 2006 Annual Meeting of Shareholders to be held April 19, 2007 (“Proxy Statement”), all of which is incorporated herein by reference.

Item 11.  Executive Compensation.

Information under the sub-heading “Director Compensation” and under the headings “CERTAIN INFORMATION AS TO MANAGEMENT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2006.  There were no equity compensation plans not approved by security holders at December 31, 2006.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants And Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
1995 Stock Option Plan	1,316,636 (1)	$11.39	0
2005 Stock Incentive Plan	373,867 (1)	$23.25	2,933,633

 (1)                               Represents options issued for Class A Common Stock only.  Options for Class B Common Stock have been authorized but are not issued.

Additional information required by this Item appears under the heading “SHARE OWNERSHIP” of the Proxy Statement, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated balance sheets — December 31, 2006 and 2005

Consolidated statements of income and comprehensive income — years ended December 31, 2006, 2005 and 2004

Consolidated statements of stockholders’ equity — years ended December 31, 2006, 2005 and 2004

Consolidated statements of cash flows — years ended December 31, 2006, 2005 and 2004

Notes to consolidated financial statements

(a)(2) Financial Statements Schedules:

Financial statement schedules are omitted because the information is not applicable.

(a)(3) Exhibits:

The Exhibit Index of this report is incorporated herein by reference.  The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b) are noted by asterisk in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCORP, INC.

March 15, 2007	By:	Steven E. Trager
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the registrant and in the capacities indicated.

/s/ Bernard M. Trager	Chairman of the Board & Director	March 15, 2007
Bernard M. Trager

/s/ Steven E. Trager	President, Chief Executive	March 15, 2007
Steven E. Trager	Officer & Director

/s/ A. Scott Trager	Vice Chairman & Director	March 15, 2007
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and	March 15, 2007
Kevin Sipes	Chief Accounting Officer

/s/ Charles E. Anderson	Director	March 15, 2007
Charles E. Anderson

/s/ Henry M. Altman, Jr.	Director	March 15, 2007
Henry M. Altman, Jr.

/s/ Sandra Metts Snowden	Director	March 15, 2007
Sandra Metts Snowden

/s/ R. Wayne Stratton	Director	March 15, 2007
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 15, 2007
Susan Stout Tamme

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

3(ii)	Bylaws of Registrant, as amended (Incorporated by reference to Exhibit 3(ii) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

3(iii)	Amended Bylaws (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File Number: 0-24649))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

4.2

Agreement Pursuant to Item 601 (b)(4)(iii) of Regulation S-K (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K of Registrant for the year ended December 31, 1997 (Commission File Number: 33-77324))

10.1*

Officer Compensation Continuation Agreement with Steven E. Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.2*

Officer Compensation Continuation Agreement with Steven E. Trager effective January 1, 2006 (Incorporated by reference to Exhibit 10.34 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.3*

Officer Compensation Continuation Agreement with A. Scott Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.4*

Officer Compensation Continuation Agreement with A. Scott Trager effective January 1, 2006 (Incorporated by reference to Exhibit 10.35 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.5*

Officer Compensation Continuation Agreement with David Vest, dated January 12, 1995 (Incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.6*

Officer Compensation Continuation Agreement with David Vest effective January 1, 2006 (Incorporated by reference to Exhibit 10.37 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.7*

Officer Compensation Continuation Agreement with Kevin Sipes, dated June 15, 2001 (Incorporated by reference to Exhibit 10.23 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File Number: 0-24649))

10.8*

Officer Compensation Continuation Agreement with Kevin Sipes effective January 1, 2006 (Incorporated by reference to Exhibit 10.38 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.9*

Death Benefit Agreement with Bernard M. Trager dated September 10, 1996 (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File Number: 33-77324))

10.10

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.11

Lease between Republic Bank & Trust Company and Teeco Properties, dated May 1, 2002, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File Number: 0-24649))

10.12

Lease between Republic Bank & Trust Company and Teeco Properties, as of October 1, 2006, relating to property at 601 West Market Street, Louisville, KY. (Incorporated by reference to exhibit 99.1 of Registrant’s Form 8-K filed September 25, 2006 (Commission File Number: 0-24649))

10.13

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 2005, relating to property at 601 West Market Street, Louisville, KY, amending and modifying previously filed exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Incorporated by reference to exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File Number: 0-24649))

10.14

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.15

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 2, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File Number: 0-24649))

10.16

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 31, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.17

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 1995, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.18

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 16, 1996, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.19

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 21, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.20

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 11, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.21

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2004, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File Number: 0-24649))

10.22

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.17 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.23

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.24

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2003, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.25

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 2005, as amended, relating to 661 South Hurstbourne Parkway, Louisville, KY, amending and modifying previously filed exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File Number: 0-24649))

10.26

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.27

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.28

Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.29

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 1, 2005, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.30

Lease between Jaytee Properties and InsBanc, Inc., dated February 3, 2003, relating to 9600 Brownsboro Road, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File Number: 0-24649))

10.31

Assignment and Assumption of Lease by Republic Bank & Trust Company with the consent of Jaytee Properties, dated May 1, 2006, relating to 9600 Brownsboro Road, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File Number: 0-24649))

10.32	1995 Stock Option Plan (as amended to date) (Incorporated by reference to Registrant’s Form S-8 filed November 30, 2004 (Commission File Number: 333-120856))

10.33*

Form of Stock Option Agreement for Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2004 (Commission File Number: 0-24649))

10.34	2005 Stock Incentive Plan (Incorporated by reference to Form 8-K filed March 18, 2005 (Commission File Number: 0-24649))

10.35*

Republic Bancorp, Inc. Non-Employee Director and Key Employee Deferred Compensation Plan and Republic Bank & Trust Company Non-Employee Director and Key Employee Deferred Compensation Plan (Incorporated by reference to Form S-8 filed November 30, 2004 (Commission File Number: 333-120857))

10.36*	Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation (Incorporated by reference to Form S-8 filed April 13, 2005 (Commission File Number: 333-120857))

10.37

Junior Subordinated Indenture, Amended and Restated Trust Agreement, and Guarantee Agreement (Incorporated by reference to Exhibit 10.26 of Registrant’s Form 8-K filed August 19, 2005 (Commission File Number: 0-24649))

10.38

Marketing and Servicing Agreement between Republic Bank & Trust Company and ACE Cash Express, Inc., dated October 21, 2003, as amended (Incorporated by reference to Exhibit 10.28 of Registrant’s Form 10-K for the year ended December 31, 2004 (Commission File Number: 0-24649))

10.39

Marketing and Servicing Agreement, as amended between Republic Bank & Trust Company and ACE Cash Express, Inc. (Incorporated by reference to Exhibit 10.32 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

21	Subsidiaries of Republic Bancorp, Inc.

23	Consent of Crowe Chizek and Company LLC

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2003

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2003

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*   Denotes management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b).

**   This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.