Form 10-Q
period 2007-03-31
REPUBLIC BANCORP INC /KY/
filed 2007-05-10
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2007, was 18,481,611 and 2,349,975, respectively. All share and per share data has been restated to reflect the five percent (5%) stock dividend that was declared in January 2007.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS  (in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS:

Cash and cash equivalents	$78,447	$81,613
Trading securities	659	—
Securities available for sale	466,752	503,727
Securities to be held to maturity (fair value of $58,447 in 2007 and
$58,824 in 2006)	57,666	58,045
Mortgage loans held for sale	12,914	5,724
Loans, net of allowance for loan losses of $11,487 and $11,218 (2007 and 2006)	2,297,634	2,289,670
Federal Home Loan Bank stock, at cost	23,453	23,111
Premises and equipment, net	36,019	36,560
Goodwill	10,025	10,016
Other assets and accrued interest receivable	38,268	38,321

TOTAL ASSETS	$3,021,837	$3,046,787

LIABILITIES:

Deposits:
Non-interest-bearing	$306,923	$279,026
Interest-bearing	1,398,240	1,413,696
Total deposits	1,705,163	1,692,722

Securities sold under agreements to repurchase and other short-term borrowings	445,055	401,886
Federal Home Loan Bank advances	548,528	646,572
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	37,418	27,019

Total liabilities	2,777,404	2,809,439

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,901	4,683
Additional paid in capital	120,292	97,394
Retained earnings	121,003	137,673
Unearned shares in Employee Stock Ownership Plan	(891)	(1,011)
Accumulated other comprehensive loss	(872)	(1,391)

Total stockholders’ equity	244,433	237,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,021,837	$3,046,787

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME:

Loans, including fees	$44,622	$38,464
Taxable securities	6,774	5,135
Tax exempt securities	26	—
Federal Home Loan Bank stock and other	1,004	774
Total interest income	52,426	44,373

INTEREST EXPENSE:

Deposits	12,851	10,007
Securities sold under agreements to repurchase and other short-term borrowings	4,910	3,268
Federal Home Loan Bank advances	6,796	5,109
Subordinated note	620	620
Total interest expense	25,177	19,004

NET INTEREST INCOME	27,249	25,369

Provision for loan losses	3,680	1,330

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,569	24,039

NON INTEREST INCOME:

Service charges on deposit accounts	4,152	3,663
Electronic refund check fees	3,429	3,428
Net RAL securitization income	2,607	2,014
Mortgage banking income	542	455
Debit card interchange fee income	1,004	840
Other	400	439
Total non interest income	12,134	10,839

NON INTEREST EXPENSES:

Salaries and employee benefits	12,343	11,368
Occupancy and equipment, net	4,047	3,723
Communication and transportation	948	707
Marketing and development	821	580
Bankshares tax	663	556
Data processing	586	530
Debit card interchange expense	517	388
Supplies	458	348
Other	2,587	1,641
Total non interest expenses	22,970	19,841

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (continued)
(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$12,733	$15,037
INCOME TAX EXPENSE FROM CONTINUING OPERATIONS	4,427	5,176
INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	8,306	9,861
INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE	—	(174)
INCOME TAX EXPENSE FROM DISCONTINUED OPERATIONS	—	(60)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	(114)
NET INCOME	$8,306	$9,747
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain (loss) on securities available for sale	$519	$(160)
Less: Reclassification of realized amount	—	—
Net unrealized gain (loss) recognized in comprehensive income	519	(160)
COMPREHENSIVE INCOME	$8,825	$9,587

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (continued)
(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS:

Class A Common Stock	$0.40	$0.48
Class B Common Stock	0.40	0.48

BASIC EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:

Class A Common Stock	$0.00	$0.00
Class B Common Stock	0.00	(0.01)

BASIC EARNINGS PER SHARE:

Class A Common Stock	$0.40	$0.48
Class B Common Stock	0.40	0.47

DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS:

Class A Common Stock	$0.39	$0.47
Class B Common Stock	0.38	0.46

DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:

Class A Common Stock	$0.00	$(0.01)
Class B Common Stock	0.00	0.00

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$0.39	$0.46
Class B Common Stock	0.38	0.46

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share data)

						Unearned
						Shares in
	Common Stock					Employee	Accumulated
	Class A	Class B		Additional		Stock	Other	Total
	Shares	Shares		Paid In	Retained	Ownership	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	Loss	Equity

BALANCE, January 1, 2007	18,242	2,350	$4,683	$97,394	$137,673	$(1,011)	$(1,391)	$237,348

FIN 48 adjustment	—	—	—	—	(359)	—	—	(359)

Net income	—	—	—	—	8,306	—	—	8,306

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	519	519

Dividend declared Common Stock:
Class A ($0.094 per share)	—	—	—	—	(1,723)	—	—	(1,723)
Class B ($0.086 per share)	—	—	—	—	(201)	—	—	(201)

Stock options exercised, net of shares redeemed	13	—	3	70	—	—	—	73

Shares committed to be released under the Employee Stock Ownership Plan	11	—	—	130	—	120	—	250

Stock dividend	—	—	215	22,478	(22,693)	—	—	—

Note receivable on common stock, net of cash payments	—	—	—	(96)	—	—	—	(96)

Deferred compensation expense	—	—	—	43	—	—	—	43

Stock option expense	—	—	—	273	—	—	—	273

BALANCE, March 31, 2007	18,266	2,350	$4,901	$120,292	$121,003	$(891)	$(872)	$244,433

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (in thousands)

	2007	2006
OPERATING ACTIVITIES:
Net income	$8,306	$9,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,728	1,836
Federal Home Loan Bank stock dividends	(342)	(310)
Provision for loan losses, including provision from discontinued operations	3,680	1,037
Net gain on sale of mortgage loans held for sale	(343)	(278)
Origination of mortgage loans held for sale	(56,020)	(26,454)
Proceeds from sale of mortgage loans held for sale	49,173	26,558
Net gain on sale of RALs	(1,782)	(2,022)
(Increase) decrease in residual value of securitized RALs	(825)	8
Origination of RALs sold	(350,414)	(213,423)
Proceeds from sale of RALs	321,407	194,550
Paydown of trading securities	32,480	20,887
Net accretion of premiums on securities	(1,123)	(801)
Net gain on sale of other real estate owned	(39)	(22)
Deferred director compensation expense	43	43
Employee Stock Ownership Plan expense	250	195
Stock option expense	273	216
Changes in other assets and liabilities:
Accrued interest receivable	(2,017)	(1,355)
Accrued interest payable	(1,743)	(548)
Other assets	(213)	557
Other liabilities	11,573	5,860
Net cash provided by operating activities	14,052	16,281

INVESTING ACTIVITIES:
Purchases of securities available for sale	(880,255)	(650,450)
Proceeds from calls, maturities and paydowns of securities available for sale	919,089	700,112
Proceeds from calls, maturities and paydowns of securities to be held to maturity	366	444
Proceeds from sales of other real estate owned	548	325
Net increase in loans	(11,885)	(55,178)
Purchases of premises and equipment, net	(801)	(1,843)
Net cash provided by (used in) investing activities	27,062	(6,590)

FINANCING ACTIVITIES:
Net change in deposits	12,440	33,830
Net change in securities sold under agreements to repurchase and other short-term borrowings	43,169	22,412
Payments on Federal Home Loan Bank advances	(198,044)	(182,120)
Proceeds from Federal Home Loan Bank advances	100,000	115,500
Net proceeds from Common Stock options exercised	73	88
Cash dividends paid	(1,918)	(1,618)
Net cash used in financing activities	(44,280)	(11,908)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,166)	(2,217)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,613	77,169
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,447	$74,952

continued

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (in thousands)

	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:	$26,921	$19,578
Interest	321	34
Income taxes

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$175	$350
Retained securitization residual	36,598	22,956

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — MARCH 31, 2007 AND 2006 (UNAUDITED) AND DECEMBER 31, 2006

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2006.

New Accounting Standards — In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140.” This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of SFAS 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard became effective January 1, 2007 and the adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value for each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one time reclassification of available for sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard became effective January 1, 2007 and the Company elected not to recognize existing servicing rights at their fair value. Therefore, the adoption of this statement did not impact the Company’s consolidated financial position or results of operations.

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

On February 15, 2007, the FASB issued a statement to allow companies to record certain financial assets and financial liabilities at full fair value if they so choose. Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued to mitigate volatility in reported earnings caused by an accounting model utilizing multiple measurement attributes. The adoption of the fair value option is recorded as a cumulative-effect adjustment to the opening balance of retained earnings, which would be January 1, 2008 for the Company. Upon adoption, the difference between the carrying amount and the fair value of the items chosen is removed from the balance sheet and included in the cumulative-effect adjustment. Subsequent changes in fair value are recorded through the income statement. On September 15, 2006, the FASB issued a statement to address fair value measurements. Statement 157, “Fair Value Measurements,” requires changes to how certain instruments are measured, both those for which fair value is elected and those where generally accepted accounting principles require use of fair value. The effective date for both statements is the beginning of the first fiscal year  beginning after  November 15, 2007, which is January 1, 2008 for the Company  or one year earlier should the Company elect to do so by April 30, 2007. The Company did not elect to early adopt these standards and as such, they will both apply beginning January 1, 2008.

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

In September 2006, the FASB EITF finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).” This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact upon the Company.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007 and recognized a decrease in stockholders’ equity of $359,000 for unrecognized state income tax expense.

Securitization — The Company utilized a securitization structure to fund a portion of the RALs originated during the first quarter of 2007 and 2006. The securitization consisted of a total of $347 million and $206 million in loans over a four week period in January and February of 2007 and 2006. The Company’s continuing involvement in loans sold into the securitization was limited to only servicing of the loans. Compensation for servicing of the loans securitized is not contingent upon performance of the loans securitized.

Generally, from mid January to the end of February of each year, RALs which meet certain underwriting criteria related to refund amount and Earned Income Tax Credit amount are classified as loans held for sale upon origination and sold into the securitization. All other RALs originated are retained by the Company. There are no loans held for sale as of any quarter end. The Company retained a related residual value in the securitization, which is classified as a trading asset. The initial residual interest has a weighted average life of approximately one month, and as such, substantially all of its cash flows are received by the end of the first quarter. The disposition of the remaining anticipated cash flows are expected to occur within the remainder of the year. At its initial valuation and on a quarterly basis thereafter, the Company adjusts the carrying amount of the residual value to its fair value, which is determined based on its expected future cash flows and is significantly influenced by the anticipated credit losses of the underlying RALs.

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

In February 2006, the Company substantially exited the payday loan segment of business. This has been treated as a discontinued operation for financial reporting purposes in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and all applicable current period and prior period data has been restated to reflect operations absent the payday loan segment of business. There has been no financial impact related to the discontinued operation in 2007.

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

2.   DISCONTINUED OPERATIONS — PAYDAY LENDING

By letter to Republic Bank & Trust Company dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and requested that the Board of Directors consider terminating this line of business. Consequently, on February 24, 2006, Republic Bank & Trust Company and ACE Cash Express, Inc. (“ACE”) amended the agreement regarding Republic Bank & Trust Company’s payday loan activities in Texas, Pennsylvania and Arkansas. With respect to Texas, Republic Bank & Trust Company ceased offering payday loans the week of February 27, 2006. With respect to Arkansas and Pennsylvania, Republic Bank & Trust Company ceased offering payday loans on June 30, 2006. The Company did not incur any additional costs related to the termination of the ACE contract and does not anticipate incurring any additional costs in the future. The Company had no payday loans outstanding related to the above contract at March 31, 2007 and December 31, 2006.

By letter to Republic Bank & Trust Company of Indiana dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and asked the Board of Directors to consider terminating this line of business. Republic Bank & Trust Company of Indiana voluntarily elected to terminate its Internet payday loan program the week of February 20, 2006.  The Internet payday loan program began operating in July 2006 and remained in a developmental stage until its termination date. The Company had no payday loans outstanding related to the above program at March 31, 2007 and December 31, 2006.

The following table illustrates the financial statements of the discontinued operation:

Balance Sheets

(dollars in thousands)	March 31, 2007	December 31, 2006

Cash and cash equivalents	$—	$—
Loans	—	—
Less Allowance for loan losses	—	—
Net Loans	—	—
Other assets and accrued interest receivable	—	—
	—	—
Total assets	$—	$—

Deposits	$—	$—
Federal Home Loan Bank advances	—	—
Total liabilities	—	—

Allocated equity	—	—
Total liabilities and allocated equity	$—	$—

Statements of Income

	Three Months Ended March 31,
(dollars in thousands)	2007	2006

Interest income:
Loans, including fees	$—	$507
Total interest income	—	507

Interest expense:
Federal Home Loan Bank advances	—	26
Total interest expense	—	26

Net interest income	—	481
Provision for loan losses	—	(293)
Net interest income after provision	—	774

Non interest income:
Service charges on deposit accounts	—	—
Total non interest income	—	—

Non interest expense:
Salaries and employee benefits	—	112
Occupancy and equipment, net	—	115
Marketing and development	—	108
Data processing expense	—	130
Other	—	483
Total non interest expenses	—	948

Income before income tax expense	—	(174)
Income tax expense	—	(60)
Net income	$—	$(114)

3.   SECURITIES

Securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2007 (in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and U.S. Government agencies	$262,085	$172	$(1,618)	$260,639
FHLMC preferred stock	2,000	140	—	2,140
Mortgage backed securities, including CMOs	204,007	933	(967)	203,973

Total securities available for sale	$468,092	$1,245	$(2,585)	$466,752

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2006 (in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and U.S. Government agencies	$287,789	$156	$(1,673)	$286,272
FHLMC preferred stock	2,000	64	—	2,064
Mortgage backed securities, including CMOs	216,080	774	(1,463)	215,391

Total securities available for sale	$505,869	$994	$(3,136)	$503,727

Securities to be held to maturity:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
March 31, 2007 (in thousands)	Value	Gains	Losses	Fair Value
U.S. Treasury securities and U.S. Government agencies	$8,577	$—	$(40)	$8,537
Obligations of states and political subdivisions	383	16	—	399
Mortgage backed securities, including CMOs	48,706	1,059	(224)	49,541

Total securities to be held to maturity	$57,666	$1,075	$(264)	$58,477

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
December 31, 2006 (in thousands)	Value	Gains	Losses	Fair Value
U.S. Treasury securities and U.S. Government agencies	$8,586	$—	$(50)	$8,536
Obligations of states and political subdivisions	383	16	—	399
Mortgage backed securities, including CMOs	49,076	1,057	(244)	49,889

Total securities to be held to maturity	$58,045	$1,073	$(294)	$58,824

Trading securities consisting of residual interest in the RAL securitization totaled $659,000 and $0 at March 31, 2007 and

December 31, 2006.

Securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2007	December 31, 2006
Carrying value	$464,409	$470,777
Fair value	463,703	469,148

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES

	March 31,	December 31,
(in thousands)	2007	2006
Residential real estate	$1,168,879	$1,173,813
Commercial real estate	658,687	654,773
Real estate construction	107,941	105,318
Commercial	68,939	66,559
Consumer	44,843	40,408
Overdrafts	861	1,377
Home equity	258,971	258,640
Total loans	2,309,121	2,300,888
Less:
Allowance for loan losses	11,487	11,218

Loans, net	$2,297,634	$2,289,670

An analysis of the Allowance for loan losses follows:

	Three Months Ended
	March 31
(in thousands)	2007	2006
Balance, at beginning of period	$11,218	$11,009

Provision for loan losses from continuing operations	3,680	1,330
Provision for loan losses from discontinued operations	—	(293)

Charge offs — Banking	(266)	(475)
Charge offs — Tax Refund Solutions	(3,831)	(876)
Charge offs — Discontinued operations	—	(409)

Recoveries — Banking	326	198
Recoveries — Tax Refund Solutions	360	475
Recoveries — Discontinued operations	—	64

Balance, at end of period	$11,487	$11,023

Information regarding Republic’s impaired loans is as follows:

	March 31,	December 31,
(in thousands)	2007	2006
Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	—	525

Total	$—	$525

Amount of the allowance for loan losses allocated	—	$120
Average investment in impaired loans	—	872
Interest income recognized during impairment	—	—
Interest income recognized on a cash basis on impaired loans	—	—

Detail of non performing loans and non performing assets is as follows:

(dollars in thousands)	March 31, 2007	December 31, 2006

Loans on non-accrual status	$6,039	$5,980
Loans past due 90 days or more and still on accrual	815	413

Total non performing loans	6,854	6,393
Other real estate owned	213	547

Total non performing assets	$7,067	$6,940

Non performing loans to total loans	0.30%	0.28%
Non performing assets to total loans	0.31	0.30

5.          DEPOSITS

	March 31,	December 31,
(in thousands)	2007	2006
Demand (NOW and SuperNOW)	$197,736	$197,225
Money market accounts	526,346	498,943
Internet money market accounts	15,255	18,135
Savings	37,193	37,690
Individual retirement accounts	54,533	54,180
Certificates of deposit, $100,000 and over	164,868	171,706
Other certificates of deposit	277,386	269,828
Brokered deposits	124,923	165,989

Total interest-bearing deposits	1,398,240	1,413,696
Total non interest-bearing deposits	306,923	279,026

Total	$1,705,163	$1,692,722

6.   FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

(in thousands)	March 31, 2007	December 31, 2006

FHLB convertible fixed interest rate advances with a weighted average interest rate of 4.59%(1)	$150,000	$50,000

Overnight FHLB advances	—	98,000

FHLB fixed interest rate advances with a weighted average interest rate of 4.39% due through 2035	398,528	498,572

Total FHLB advances	$548,528	$646,572

(1) Represents convertible advances with the FHLB. These advances have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not converted earlier by the FHLB. At the end of their respective fixed rate periods, the FHLB has the right to convert the borrowings to floating rate advances tied to LIBOR or the Company can prepay the borrowings at no penalty. All of these advances are currently eligible to be converted on their quarterly repricing date. During the first quarter of 2007, the Company entered into $100 million of convertible advances that are not eligible to be called for 36 months. Based on market conditions at this time, management believes that $50 million of these advances could be converted into floating rate advances during 2007.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At March 31, 2007, Republic had available collateral to borrow an additional $324 million from the FHLB. Republic also has unsecured lines of credit totaling $202 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below. Convertible fixed rate advances have been included with the 2007 maturities.

Year	(in thousands)
2007	155,000
2008	138,500
2009	107,000
2010	42,370
2011	—
Thereafter	105,658

Total	$548,528

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the FHLB:

	March 31,	December 31,
(in thousands)	2007	2006
First lien, single family residential	$842,000	$842,000
Home equity lines of credit	82,000	82,000
Multi-family, commercial real estate	22,000	43,000

7.    SUBORDINATED NOTE

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

8.    OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

As of March 31, 2007, exclusive of mortgage banking loan commitments, Republic had outstanding loan commitments totaling $534 million, which included unfunded home equity lines of credit totaling $326 million.  As of December 31, 2006, exclusive of mortgage banking loan commitments, Republic had outstanding loan commitments totaling $476 million, which included unfunded home equity lines of credit totaling $315 million. These commitments generally have variable rates.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $15 million at March 31, 2007 and $9 million at December 31, 2006.

At March 31, 2007 and December 31, 2006, Republic had $72 million in letters of credit from the FHLB issued on behalf of the Bank’s clients. Approximately $12 million of these letters of credit were used as credit enhancements for client bond offerings at March 31, 2007 and December 31, 2006. The remaining $60 million letter of credit was used to collateralize a public funds deposit, which the Company classifies in short-term borrowings at March 31, 2007 and December 31, 2006. These letters of credit reduce Republic’s available borrowing line at the FHLB by the above total amount. Republic uses a blanket pledge of eligible real estate loans to secure the letters of credit.

9.    EARNINGS PER SHARE

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2007	2006

Net income from continuing operations	$8,306	$9,861
Net income from discontinued operations	—	(114)
Net income, basic and diluted	8,306	9,747

Weighted average shares outstanding	20,602	20,457
Effect of dilutive securities	594	566
Average shares outstanding including dilutive securities	21,196	21,023

Basic earnings per share from continuing operations:
Class A Common Share	$0.40	$0.48
Class B Common Share	0.40	0.48

Diluted earnings per share from continuing operations:
Class A Common Share	$0.39	$0.47
Class B Common Share	0.38	0.46

Basic earnings per share from discontinued operations:
Class A Common Share	$0.00	$0.00
Class B Common Share	0.00	(0.01)

Diluted earnings per share from discontinued operations:
Class A Common Share	$0.00	$(0.01)
Class B Common Share	0.00	0.00

Basic earnings per share:
Class A Common Share	$0.40	$0.48
Class B Common Share	0.40	0.47

Diluted earnings per share:
Class A Common Share	$0.39	$0.46
Class B Common Share	0.38	0.46

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2007	2006

Antidilutive stock options	370,510	237,335

10.    SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, distinguished between banking operations, mortgage banking operations and Tax Refund Solutions. As discussed throughout this document, the Company substantially exited the deferred deposit business during the first quarter of 2006; therefore, its deferred deposit segment operations are presented as discontinued operations. Loans, investments and deposits provide the majority of revenue from banking operations; servicing fees and loan sales provide the majority of revenue from mortgage banking operations; RAL fees, ERC/ERD fees and Net RAL securitization income provide the majority of the revenue from Tax Refund Solutions; and fees for providing deferred deposits or payday loans have historically represented the primary revenue source for the deferred deposit segment. All Company segments are domestic.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Income taxes are allocated based on income before income tax expense. Transactions among reportable segments are made at fair value.

Segment information for the three months ended March 31, 2007 follows:

	Three Months Ended March 31, 2007
		Tax Refund	Mortgage	Total Continuing	Discontinued
(in thousands)	Banking	Solutions	Banking	Operations	Operations

Net interest income	$21,231	$5,919	$99	$27,249	$—
Provision for loan losses	209	3,471	—	3,680	—
Electronic Refund Check fees	—	3,429	—	3,429	—
Net RAL securitization income	—	2,607	—	2,607	—
Mortgage banking income	—	—	542	542	—
Other revenue	5,779	1	(224)	5,556	—
Income tax expense	2,108	2,251	68	4,427	—
Net income	3,956	4,223	127	8,306	—
Segment assets	2,998,214	10,644	12,979	3,021,837	—

	Three Months Ended March 31, 2006
		Tax Refund	Mortgage	Total Continuing	Discontinued
(in thousands)	Banking	Solutions	Banking	Operations	Operations

Net interest income	$20,112	$5,211	$46	$25,369	$481
Provision for loan losses	447	883	—	1,330	(293)
Electronic Refund Check fees	—	3,428	—	3,428	—
Net RAL securitization income	—	2,014	—	2,014	—
Mortgage banking income	—	—	455	455	—
Other revenue	5,072	2	(132)	4,942	—
Income tax expense (benefit)	2,519	2,600	57	5,176	(60)
Net income (loss)	4,798	4,954	109	9,861	(114)
Segment assets	2,724,823	7,414	5,596	2,737,833	1,090

11.    SECURITIZATION

In January 2006, the Company established a special purpose wholly owned Subsidiary Corporation of Republic Bank & Trust Company named TRS RAL Funding, LLC (“TRS RAL, LLC”) to securitize a portion of the RAL portfolio which was sold to an independent third party during the first quarters of 2007 and 2006. The Company established a two step structure to handle the sale of the assets to third party investors. In the first step, a sale provides for TRS RAL, LLC, a Special Purpose Entity, to purchase the assets from Republic Bank & Trust Company as Originator and Servicer. TRS RAL, LLC is a wholly owned subsidiary of Republic Bank & Trust Company.  In the second step, a sale and administration agreement is entered into by and among TRS RAL, LLC, a third party conduit investor and a third party administrative agent, conduit agent, and committed purchaser. The third party conduit investor purchased all eligible loans with TRS RAL, LLC retaining a residual interest in an over collateralization. The residual value related to the securitization, which is presented as a trading security on the balance sheet, was $659,000 and $0 at March 31, 2007 and December 31, 2006.

Detail of Net RAL securitization income follows:

March 31, (in thousands)	2007	2006

Net gain on sale of RALs	$1,782	$2,022
Increase (decrease) in securitization residual	825	(8)
Net RAL securitization income	$2,607	$2,014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the Parent Company of Republic Bank & Trust Company, Republic Bank (together referred to as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust. Republic Invest Co. includes its subsidiary, Republic Capital LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The consolidated financial statements also include the wholly-owned subsidiaries of Republic Bank & Trust Company: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bank, a federally chartered thrift institution, includes its subsidiary, GulfStream Financial Properties, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Item 1 “Financial Statements.”

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

OVERVIEW

Net income from continuing operations for the first quarter of 2007 was $8.3 million, representing a decline of $1.6 million or 16% compared to the same period in 2006. Diluted earnings per Class A Common Share from continuing operations declined 17% to $0.39 for the first quarter of 2007 compared to $0.47 for the same period in 2006.

Overall net income for the first quarter of 2007 was $8.3 million, representing a decline of $1.4 million or 15% compared to the same period in 2006. Diluted earnings per Class A Common Share declined 15% to $0.39 for the first quarter of 2007 compared to $0.46 for the same period in 2006.

Highlights for the quarter first quarter of 2007 consist of the following:

•                  Net income from the Company’s traditional “Banking” business segment decreased 18% for the first quarter of 2007 compared to the same period in 2006 due primarily to continued compression of the Company’s net interest margin combined with a significant increase in non interest expenses.

•                  Net income of the Company’s “Tax Refund Solutions” business segment was down 15% percent for the first quarter of 2007 compared to the first quarter of 2006 due primarily to higher estimated losses associated with RALs. Total RAL volume (which includes RALs sold into the securitization) increased 38% during the first three months of 2007 compared to the same period in 2006. The increase in volume primarily related to successful sales efforts related to more aggressive profit sharing on the products.

•                  For the second consecutive year, the Company sold a portion of its RAL portfolio into a securitization.

•                  Total net interest income increased $1.9 million or 7% during the first quarter of 2007 compared to the same period in 2006. The rise in net interest income primarily related to growth in the loan portfolio over the prior year, despite a minimal amount of growth in the portfolio for the first quarter of 2007. Traditional Bank loans increased $188 million from March 31, 2006 to March 31, 2007.

•                  Service charges on deposit accounts increased $489,000 or 13% during the first quarter of 2007 compared to the same period in 2006. The increase was attributed to growth in the Company’s checking account base and an increase in the Bank’s overdraft fee which became effective August 1, 2006.

•                  Total non interest expense increased $3.1 million or 16% during the first quarter of 2007. This increase was primarily attributable to increases in salaries and employee benefits and other expenses. Salaries and employee benefits rose $975,000 or 9% due to annual merit increases, stock option compensation expense, higher health insurance expenses and an increase in full time equivalent employees (“FTE’s”). Other expenses increased $946,000 or 58% during the first quarter of 2007 compared to the same period in 2006. Other expense for the first quarter of 2007 includes a pre-tax charge of approximately $550,000 associated with an adverse judgment of a previously disclosed lawsuit.

BUSINESS SEGMENT COMPOSITION

As of March 31, 2007, the Company was divided into three distinct business operating segments: Banking, Tax Refund Solutions and Mortgage Banking. As discussed throughout this document, the Company substantially exited the deferred deposit business during the first quarter of 2006; therefore, the deferred deposit segment operations are presented as discontinued operations. Total assets and net income by segment for the three months ended March 31, 2007 and 2006 are presented below:

	Three Months Ended March 31, 2007
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$3,956	$4,223	$127	$8,306	$—
Segment assets	2,998,214	10,644	12,979	3,021,837	—

	Three Months Ended March 31, 2006
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income (loss)	$4,798	$4,954	$109	$9,861	$(114)
Segment assets	2,724,823	7,414	5,596	2,737,833	1,090

(I)  Banking

As of March 31, 2007, Republic had a total of 38 full-service banking centers with 34 located in Kentucky, two in southern Indiana and two in Pasco County, Florida. Republic Bank & Trust Company’s primary market areas are located in metropolitan Louisville, central Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 19 banking centers. Republic’s central Kentucky market includes 15 banking centers in the following Kentucky cities: Bowling Green (1); Covington (1); Elizabethtown (1); Fort Wright (1) Frankfort (2); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). Republic Bank & Trust Company also has banking centers located in New Albany and Jeffersonville, Indiana. Republic Bank has locations in Port Richey and New Port Richey, Florida. Republic also operates two Loan Production Offices (“LPOs”) in the Louisville, Kentucky market and one additional LPO office in Pasco County, Florida. The Louisville LPOs operate under Republic Finance, a division of Republic Bank & Trust Company. Republic Finance offers an array of loan products to individuals who may not qualify under the Bank’s standard underwriting guidelines. The Company has announced plans to open additional banking centers in Florence, Crestwood and Shepherdsville, Kentucky, as well as Floyds Knobs, Indiana.

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

See Footnote 11 “Securitization” of Item 1 “Financial Statements” for a description of the securitization that RBT utilized during the first quarters of 2007 and 2006. This securitization represented the sale of a portion of the RAL portfolio to a financial institution and substantially eliminated the impact of the sold RALs on the regulatory capital ratios of RBT. Net RAL securitization income, which represents the gain on sale of RALs and gain/loss on securitization residual and other costs incurred by RBT on the sold loans, is classified as non interest income under the caption “Net RAL securitization income.”

See additional detail regarding TRS under Footnote 10 “Segment Information” of Item 1 “Financial Statements.”

(III)  Mortgage Banking

Mortgage banking activities primarily include 15, 20 and 30-year fixed rate real estate loans that are sold into the secondary market. Since 2003, the Bank has historically retained servicing on substantially all loans sold into the secondary market.  Administration of loans with the servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for taxes and insurance and remitting payments to the secondary market investors. A fee is received by the Bank for performing these standard servicing functions.

See additional detail regarding mortgage banking under Footnote 10 “Segment Information” of Item 1 “Financial Statements.”

RESULTS OF OPERATIONS

Tax Refund Solutions (“TRS”)

The total volume of tax return refunds processed during the first quarter of the 2007 tax season increased 22% over the first quarter of the 2006 tax season primarily resulting from successful sales efforts related to more aggressive profit sharing on the products. RAL origination volume increased 38% during the first three months of 2007 compared to the same period in 2006 while ERC/ERD volume increased 13% percent for the same time periods.

For the first quarter of 2007, TRS generated $5.3 million in net RAL fee income, compared to $4.9 million for the same period in 2006. TRS also earned $3.4 million in net Electronic Refund Check (“ERC”)/Electronic Refund Deposit (“ERD”) revenue during the first quarters of 2007 and 2006. Net RAL securitization income increased $593,000 or 29% to $2.6 million for the first quarter of 2007 compared to $2.0 million for the same period in 2006.

For 2006 and 2007, the Company implemented a RAL securitization to provide an alternative liquidity vehicle to brokered deposits. The securitization also allowed the Company to maintain a well-capitalized status. Approximately $347 million and $206 million in RALs were sold through the securitization during the first quarters of 2007 and 2006.  RBT used overnight borrowing lines to fund the RALs it retained on balance sheet.

While the total tax refund volume for the first quarter of 2007 increased 22% over the first quarter of 2006, overall segment net income declined $731,000 or 15% compared to the same period due to expected higher losses associated with the RALs. During the first quarter of 2007 the Company provided $4.0 million through its provision for loan losses for estimated losses on RALs retained on-balance sheet by the Company. This compares to $1.4 million provided for estimated RAL losses through the provision for loan losses during the first quarter of 2006. Additionally, during the first quarters of 2007 and 2006, the Company also recorded, as a reduction to the fair value of the residual interest of the securitization, $2.6 million and $1.6 million for estimated losses related to RALs sold into the securitization, the initial valuations of which are reported as a reduction to the gain on sale with subsequent changes reported as an increase or decrease in the residual value.

The increase in anticipated losses associated with RALs was primarily due to higher confirmed fraud and from an increase in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts. Management believes that based on information currently available, it has provided the appropriate amount of reserves for losses associated with RALs. The possibility remains, however, that payments from the IRS throughout the remainder of the year could differ from what management estimated causing an adjustment to the Company’s previous allowance for loan losses. The Company believes the impact of these adjustments will be insignificant to the financial statements and will recognize such changes in subsequent quarters based on actual and changes in anticipated cash flow.

A component of net RAL securitization income represents a gain/loss on the securitization residual, which results from the quarterly adjustment to the carrying value of the residual asset. The potential exists that in the future the Company may record an additional gain or loss on the securitization residual based on its fair value. The Company believes the impact of these changes in the value of the residual interest will be insignificant to the financial statements and will recognize such changes in subsequent quarters as they are realized.

Detail of Net RAL securitization income follows:

Three Months Ended March 31, (in thousands)	2007	2006

Net gain on sale of RALs	$1,782	$2,022
Increase (decrease) in securitization residual	825	(8)
Net RAL securitization income	$2,607	$2,014

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

For the first quarter of 2007, net interest income was $27.2 million, an increase of $1.9 million, or 7%, over the first quarter of 2006. The Company experienced a $1.1 million, or 6% increase in net interest income within the Banking segment which was primarily related to growth in the traditional loan portfolio. Traditional “Bank” loans increased $188 million from March 31, 2006 to March 31, 2007. The Company experienced a $708,000 or 14% increase in net interest income within the TRS business segment as a result of the increased RAL volume in 2007.

The Company’s net interest spread declined 19 basis points to 3.09% for first quarter of 2007 compared to the same period in 2006.  The Company’s net interest margin declined 12 basis points to 3.73% for the same periods. The decline in the net interest spread and margin was the result of an increase in the Company’s cost of funds without a similar corresponding increase in the Company’s yield on earning assets.  More specifically, the Company continues to experience contraction in its spread and margin due to an inverted interest rate yield curve in which short-term rates are higher than long term rates combined with the fact that the Company’s liabilities are more sensitive to interest rate movements than its assets. The Company also faces stern competition for deposit funds in its market areas, which continues to increase its incremental cost of deposits obtained. Alternatively, when the Company is unable to gather enough deposits in its geographical market area to fund its asset growth, the Company must obtain funding from higher cost borrowing sources such as brokered deposits or Federal Home Loan Bank advances.

Based on the Company’s current balance sheet structure, management believes that the net interest spread and margin in 2007 will continue to contract unless short-term rates decline significantly from current levels. Management is unable to precisely determine the negative impact of continued contraction on the Company’s net interest spread and margin in the future.

For additional information on the past effect of rising short-term interest rates on Republic’s net interest income, see section titled “Volume/Rate Variance Analysis” in this section of the document. For additional information on the potential future effect of rising short-term interest rates on Republic’s net interest income, see section titled “Interest Rate Sensitivity” in this section of the document. For additional discussion regarding the securitization, see the section titled “Tax Refund Solutions” in this section of the document and Footnote 11 “Securitization” of Item 1 “Financial Statements.”

Table 1 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three month periods ended March 31, 2007 and 2006. Table 2 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 1 — Average Balance Sheets and Interest Rates from Continuing Operations for the Three Months Ended March 31, 2007 and 2006

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Earning assets:
Taxable investment securities(1)	$577,733	$7,691	5.32%	$524,139	$5,852	4.47%
Tax exempt investment securities(4)	1,783	26	7.87	—	—	—
Federal funds sold and other	10,266	87	3.39	5,713	57	3.99
Loans and fees(2)(3)	2,333,647	44,622	7.65	2,103,869	38,464	7.31
Total earning assets	2,923,429	52,426	7.17	2,633,721	44,373	6.74

Less: Allowance for loan losses	12,626			11,702

Non-earning assets:
Cash and cash equivalents	64,122			53,344
Premises and equipment, net	35,554			32,305
Other assets(1)	40,426			39,089
Total assets	$3,050,905			2,746,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$222,900	$365	0.66%	$293,620	$824	1.12%
Money market accounts	524,968	5,432	4.14	376,549	3,111	3.30
Time deposits	493,686	5,264	4.27	483,414	4,395	3.64
Brokered deposits	145,486	1,790	4.92	165,353	1,677	4.06
Total deposits	1,387,040	12,851	3.71	1,318,936	10,007	3.03

Repurchase agreements and other short-term borrowings	432,698	4,910	4.54	329,233	3,268	3.97
Federal Home Loan Bank advances	607,375	6,796	4.48	504,719	5,109	4.05
Subordinated note	41,240	620	6.01	41,240	620	6.01
Total interest-bearing liabilities	2,468,353	25,177	4.08	2,194,128	19,004	3.46

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	307,179			302,954
Other liabilities	36,191			31,179
Stockholders’ equity	239,182			219,847
Less: Stockholders’ equity allocated to discontinued operations	—			1,351
Total liabilities and stockholders’ equity	$3,050,905			2,746,757

Net interest income		$27,249			$25,369

Net interest spread			3.09%			3.28%

Net interest margin			3.73%			3.85%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from Statement of Financial Accounting Standard (“SFAS”) 115 is included as a component of other assets.

(2)       The amount of loan fee income included in total interest income was $6.3 million and $5.7 million for the three months ended March 31, 2007 and 2006.

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

Table 2 — Volume/Rate Variance Analysis from Continuing Operations

	Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
		Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable securities	$1,839	$638	$1,201
Tax exempt securities	26	26	—
Federal funds sold and other	30	30	—
Loans and fees	6,158	5,401	757
Net change in interest income	8,053	6,095	1,958

Interest expense:

Transaction accounts	(459)	(168)	(291)
Money market accounts	2,321	1,415	906
Time deposits	869	95	774
Brokered deposits	113	(217)	330
Repurchase agreements and other short-term borrowings	1,642	1,128	514
Federal Home Loan Bank advances	1,687	1,111	576
Subordinated note	—	—	—
Net change in interest expense	6,173	3,364	2,809

Net change in net interest income	$1,880	$2,731	$(851)

Non interest Income

Non interest income increased $1.3 million or 12% during the first quarter of 2007 compared to the same period in 2006, due primarily to increases in service charges on deposit accounts and an increase in net RAL securitization income.

Service charges on deposit accounts increased $489,000 or 13% during the first quarter of 2007 compared to the same period in 2006. The increase was primarily due to growth in the Company’s checking account base in conjunction with the Bank’s “Overdraft Honor” program, which permits selected clients to overdraft their accounts up to a predetermined dollar amount (up to a maximum of $750) for the Bank’s customary overdraft fee. The Company also increased its overdraft fee by 7% in September of 2006. Included in service charges on deposits are per item overdraft fees of $599,000 and $450,000 for the first quarters of 2007 and 2006. Additionally, the Company’s checking account base surpassed 82,000 at March 31, 2007 compared to 77,000 at March 31, 2006.

Net RAL securitization income increased $593,000 or 29% during the first quarter of 2007 compared to the same period in 2006 primarily due to the increase in the volume of loans sold into the Company’s securitization. See additional discussion above under “Tax Refund Solutions” and under Footnote 10 “Segment Information” and Footnote 11 “Securitization” of Item 1. “Financial Statements.”

Non interest Expenses

Non interest expenses increased $3.1 million or 16% during the first quarter of 2007 compared to the same period in 2006, due primarily to an increase in salaries and employee benefits and increased other expenses.

Salaries and employee benefits increased $975,000 or 9% during the quarter ended March 31, 2007 compared to the same period in 2006. The increase was primarily attributed to an increase in the Company’s employee base combined with annual merit increases and higher costs associated with the Company’s health insurance. End of period FTE’s increased from 662 at March 31, 2006 to 769 at March 31, 2007 as the Company added to staff in both sales and support functions as a result of new banking center locations and expectations for future growth.  In addition the Company also added approximately 23 FTE’s in Florida as a result of the GulfStream Community Bank acquisition in October 2006.

Other expense increased $946,000 or 58% during the first quarter of 2007 compared to the same period in 2006.  The increase in other expense was primarily attributable to a pre-tax charge of approximately $550,000 associated with an adverse judgment of a previously disclosed lawsuit. At this time, the Company is unsure if it will appeal this judgment.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2007 AND DECEMBER 31, 2006

Investment Securities

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

During the first quarter of 2007, Republic purchased $881 million in securities and had maturities and calls of $919 million.  All of the securities purchased were agency discount notes, which the Company utilized primarily for collateral purposes. The weighted average yield on these discount notes was 5.19% with an average term of 8 days.  Substantially all of the cash received from the maturities and calls of the investment securities during the quarter that was not reinvested into discount notes was utilized to pay down borrowings from the Federal Home Loan Bank.

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $8.0 million during the quarter to $2.3 billion at March 31, 2007.  Overall growth in the portfolio for Republic during the quarter was substantially less than historical experience and resulted primarily from two factors.  In the residential real estate category, the Company has historically retained 5-year adjustable rate mortgage (“ARM”) loans in its portfolio while it has traditionally sold its 30-year fixed rate loans into the secondary market.  Due to the inverted yield curve, the Company maintained a higher spread on its 5-year ARM product during the quarter as compared to its 30-year fixed rate product. As a result, Republic experienced a decrease in its production of portfolio ARM products and a corresponding increase in production of its fixed rate secondary market products. Secondly, the Company experienced a decrease in commercial real estate loan growth due primarily to a decrease in production volume combined with an above average amount of payoffs during the quarter.

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses as a percent of total loans increased slightly to 0.50% at March 31, 2007 compared to 0.49% at December 31, 2006. Management believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2007.

The Company recorded a provision for loan losses of $3.7 million for the quarter ended March 31, 2007, compared to a provision of $1.3 million for the same period in 2006.  Included in the provision for loan losses was $3.5 million and $883,000 for losses associated with RALs during the three months ended March 31, 2007 and 2006. The Banking segment provision for loan losses was $209,000 for the first quarter of 2007 compared to $447,000 for the same period in 2006. For a discussion on losses associated with RALs, see section titled “Tax Refund Solutions.”

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 3 — Summary of Loan Loss Experience

	Three Months Ended
	March 31,
(dollars in thousands)	2007	2006
Allowance for loan losses at beginning of period	$11,218	$11,009

Charge offs:
Real estate:
Residential	(62)	(300)
Commercial	—	(30)
Construction	(1)	—
Commercial	(18)	—
Consumer	(157)	(91)
Home equity	(28)	(54)
Tax Refund Solutions	(3,831)	(876)
Discontinued operations	—	(409)
Total	(4,097)	(1,760)
Recoveries:
Real estate:
Residential	131	28
Commercial	11	5
Construction	1	79
Commercial	52	4
Consumer	123	79
Home equity	8	3
Tax Refund Solutions	360	475
Discontinued operations	—	64
Total	686	737

Net loan charge offs / recoveries	(3,411)	(1,023)
Provision for loan losses from continuing operations	3,680	1,330
Provision for loan losses from discontinued operations	—	(293)

Allowance for loan losses at end of period	$11,487	$11,023
Ratios:
Allowance for loan losses to total loans	0.50%	0.52%
Annualized net loan charge offs to average loans outstanding (from continuing operations)	0.58	0.13
Allowance for loan losses to non performing loans	168	184

Asset Quality

Loans, including impaired loans under SFAS 114, but excluding consumer loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Past due status is based on how recently payments have been received. When loans are placed on non-accrual status, all unpaid interest is reversed from interest income and accrued interest receivable. These loans remain on non-accrual status until the borrower demonstrates the ability to become and remain current or the loan or a portion of the loan is deemed uncollectible and is charged off.

Consumer loans, exclusive of RALs, are not placed on non-accrual status but are reviewed periodically and charged off when they reach 120 days past due or at any point the loan is deemed uncollectible. RALs traditionally undergo a review in March of each year and those deemed uncollectible by management are charged off against the allowance for loan losses.

Total non performing loans to total loans increased marginally to 0.30% at March 31, 2007, from 0.28% at December 31, 2006, while the total balance of non performing loans increased by $461,000 for the same period.

Table 4 — Non performing Assets

	March 31,	December 31,
(dollars in thousands)	2007	2006

Loans on non-accrual status(1)	$6,039	$5,980
Loans past due 90 days or more and still on accrual	815	413
Total non performing loans	6,854	6,393
Other real estate owned	213	547
Total non performing assets	$7,067	$6,940
Non performing loans to total loans	0.30%	0.28%
Non performing assets to total loans	0.31	0.30

(1)       Loans on non-accrual status include impaired loans. See Footnote 4 “Loans” of Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Republic defines impaired loans to be those commercial real estate loans that management has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. There were no impaired loans at March 31, 2007 compared to $525,000 at December 31, 2006.

Deposits

Total deposits increased $12 million from December 31, 2006 to March 31, 2007 to $1.7 billion. Interest-bearing deposits decreased $15 million or 1%, while non interest-bearing deposits increased $28 million or 10% from December 31, 2006 to March 31, 2007. The increase in non interest bearing was primarily related to short-term funds associated with Tax Refund Solutions. The decrease in interest-bearing accounts occurred primarily in the brokered deposit category, as maturing brokered CD’s were paid off with excess cash.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings increased $43 million during 2007. The majority of the increase was attributable to one large treasury management account and one wholesale relationship whereby the Bank utilized existing securities as collateral for a short-term borrowing. Based on the transactional nature of the Company’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

Federal Home Loan Bank Advances

FHLB advances decreased $98 million during the first quarter of the year to $549 million at March 31, 2007. The decrease occurred as cash received from matured and called securities was utilized to pay down overnight advances.

Approximately $150 million of the FHLB advances at March 31, 2007 are convertible advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years. To moderate the continued contraction on its margin, during March 2007 the Company refinanced $100 million in overnight borrowings from the Federal Home Loan Bank with an approximate cost of 5.25% into a 10-year fixed rate advance with a 3-year put option at an average cost of 4.39%. At the end of the three year period, the FHLB has the right to convert the advances to floating rate advances tied to LIBOR.  If the FHLB elects to convert the debt to a floating rate instrument, Republic has the right to pay off the advances without penalty. The weighted average coupon on all of the Company’s convertible advances at March 31, 2007 was 4.59%. Based on market conditions at this time, management believes it is possible that $50 million of these advances could be converted to floating rate advances by the FHLB during 2007.

At March 31, 2007, the Company had no FHLB advances which reprice on an overnight basis as compared to $98 million at December 31, 2006. In 2006, the Company elected to borrow these advances on an overnight basis due to the uncertainty of the interest rate environment. Due to the continued negative impact of the large amount of overnight advances on the Company’s interest rate risk sensitivity model, the Company extended the maturities of these advances during 2007. This strategy will lessen the negative impact of an increase in short-term interest rates on the Company’s net interest income and will reduce the positive impact from a decrease in short-term interest rates on the Company’s net interest income.

Liquidity

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its inability to sell certain securities, which is limited due to the level of securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At March 31, 2007, these securities had a fair market value of $465 million.  Republic’s banking centers and its Internet site, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. In addition, brokered deposits have provided a source of liquidity to the Company when needed to fund loan growth.

Traditionally, the Company has also utilized secured and unsecured borrowing lines to supplement its funding requirements. On March 31, 2007, the Company had capacity with the Federal Home Loan Bank to borrow an additional $324 million. The Company also had $202 million in approved unsecured line of credit facilities available at March 31, 2007 through various third party sources.

The Company’s principal source of funds for dividend payments are dividends received from the Bank.   Federal and state regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At March 31, 2007, Republic Bank & Trust Company could, without prior approval, declare dividends of approximately $51.1 million. The Company does not plan to pay dividends from Republic Bank in the foreseeable future.

Capital

Total stockholders’ equity increased from $237 million at December 31, 2006 to $244 million at March 31, 2007. The increase in stockholders’ equity was primarily attributable to net income earned during 2007 reduced by cash dividends declared and the repurchase of Company stock.

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

Banking regulators’ have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Tier I leverage, Tier I risk based and total risk based capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the Federal Reserve and FDIC. Republic’s average capital to average assets ratio was 7.84% at March 31, 2007 compared to 7.90% at December 31, 2006. Formal measurements of the capital ratios for Republic and the Bank are performed by Management at each quarter end.

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

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., issued $40 million in Trust Preferred Securities (“TPS”). The TPS pay a fixed interest rate for 10 years and adjust with LIBOR thereafter. The TPS mature on September 30, 2035 and are redeemable at the Company’s option after ten years. The subordinated debentures are treated as Tier I Capital for regulatory purposes. The sole asset of RBCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the TPS. The subordinated debentures and the related interest expense, which are payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements. The proceeds obtained from the TPS offering have been and will continue to be utilized to fund loan growth, support an existing stock repurchase program and for other general business purposes including the prior year acquisition of GulfStream Community Bank.

The following table sets forth the Company’s risk based capital amounts and ratios as of March 31, 2007 and December 31, 2006.

Table 5 — Capital Ratios

	As of March 31, 2007		As of December 31, 2006
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$285,626	14.45%	$280,354	14.30%
Republic Bank & Trust Co.	260,232	13.47	253,861	13.32
Republic Bank	12,156	24.68	11,938	20.68

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$274,139	13.87	$269,136	13.73
Republic Bank & Trust Co.	225,687	11.68	219,582	11.52
Republic Bank	11,764	23.88	11,546	20.00

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$274,139	8.98	$269,136	8.92
Republic Bank & Trust Co.	225,687	7.56	219,582	7.45
Republic Bank	11,764	15.71	11,546	13.12

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

Republic utilizes an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are evaluated with the model. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve. These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve. As with the Company’s previous simulation models, the March 31, 2007 simulation analysis continues to indicate that an increase in interest rates would generally have a negative effect on net interest income.  As the Company has continued to implement strategies to mitigate the negative impact of rising interest rates, these strategies have lessened the positive impact from lowering interest rates. In fact, a simultaneous decrease of 200 basis points across all points on the yield curve would have a slight negative impact to the Company’s net interest income according the Republic’s simulation model.

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

Item 1A.         Risk Factors.

Information regarding risk factors appears in the Company’s Form 10-K for the year ending December 31, 2006, under the heading titled “Cautionary Statement Regarding Forward-Looking Statements” and in the Form 10-K Part I, Item 1A “Risk Factors.” There has been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2007 are included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1— January 31	—	$—	—
Feb. 1— Feb. 28	—	—	—
March 1 — March 31	—	—	—
Total	—	$—	—	330,414

During the first quarter of 2007, the Company did not repurchase any shares and there were no shares exchanged for stock option exercises. During the second quarter of 2006, the Company’s Board of Directors approved the repurchase of an additional 315,000 shares, from time to time, if market conditions are deemed favorable to the Company. During the third quarter of 2005, the Company’s Board of Directors approved the repurchase of 275,625 shares. The repurchase programs will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2007, the Company had 330,414 shares which could be repurchased under the current stock repurchase programs. All share and per share data has been restated to reflect stock dividends.

During the first quarter of 2007, Republic issued less than 1,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 4.        Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders of Republic Bancorp, Inc. was held on April 19, 2007. The following item was considered:

Election of the following nominees to the Company’s Board of Directors for the ensuing year:

Nominee	For	Withheld
Bernard M. Trager	36,342,819	71,611

Steven E. Trager	36,355,497	58,932

A. Scott Trager	35,554,381	860,049

R. Wayne Stratton	36,131,357	283,072

Michael T. Rust	36,108,017	306,412

Sandra Metts Snowden	36,376,014	38,416

Susan Stout Tamme	36,108,183	306,247

Charles E. Anderson	36,379,172	35,258

Item 6.        Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

May 10, 2007	By:	Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

May 10, 2007	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer