Form 10-Q
period 2007-06-30
REPUBLIC BANCORP INC /KY/
filed 2007-08-09
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 31, 2007, was 18,004,006 and 2,349,089, respectively.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS  (in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS:

Cash and cash equivalents	$72,585	$81,613
Trading securities	162	—
Securities available for sale	528,084	503,727
Securities to be held to maturity (fair value of $56,812 in 2007 and $58,824 in 2006)	56,101	58,045
Mortgage loans held for sale	16,430	5,724
Loans, net of allowance for loan losses of $11,157 and $11,218 (2007 and 2006)	2,324,687	2,289,670
Federal Home Loan Bank stock, at cost	23,955	23,111
Premises and equipment, net	36,833	36,560
Goodwill	10,025	10,016
Other assets and accrued interest receivable	37,385	38,321

TOTAL ASSETS	$3,106,247	$3,046,787

LIABILITIES:

Deposits:
Non-interest-bearing	$293,383	$279,026
Interest-bearing	1,381,938	1,413,696
Total deposits	1,675,321	1,692,722

Securities sold under agreements to repurchase and other short-term borrowings	434,276	401,886
Federal Home Loan Bank advances	684,683	646,572
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	28,295	27,019

Total liabilities	2,863,815	2,809,439

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,862	4,683
Additional paid in capital	115,623	96,345
Retained earnings	124,712	138,722
Unearned shares in Employee Stock Ownership Plan	(769)	(1,011)
Accumulated other comprehensive loss	(1,996)	(1,391)

Total stockholders’ equity	242,432	237,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,106,247	$3,046,787

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME:

Loans, including fees	$40,377	$36,050	$84,999	$74,514
Taxable securities	7,023	5,116	13,797	10,251
Tax exempt securities	27	—	53	—
Federal Home Loan Bank stock and other	506	609	1,510	1,383
Total interest income	47,933	41,775	100,359	86,148

INTEREST EXPENSE:

Deposits	13,146	10,502	25,997	20,509
Securities sold under agreements to repurchase and other short-term borrowings	5,233	3,724	10,143	6,992
Federal Home Loan Bank advances	6,918	5,870	13,714	10,979
Subordinated note	627	627	1,247	1,247
Total interest expense	25,924	20,723	51,101	39,727

NET INTEREST INCOME	22,009	21,052	49,258	46,421

Provision for loan losses	147	573	3,827	1,903

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,862	20,479	45,431	44,518

NON INTEREST INCOME:

Service charges on deposit accounts	4,658	4,089	8,810	7,752
Electronic refund check fees	683	523	4,112	3,951
Net RAL securitization income	1,095	404	3,702	2,418
Mortgage banking income	604	487	1,146	942
Debit card interchange fee income	1,107	899	2,111	1,739
Other	661	614	1,061	1,053
Total non interest income	8,808	7,016	20,942	17,855

NON INTEREST EXPENSES:

Salaries and employee benefits	11,309	10,056	23,652	21,424
Occupancy and equipment, net	4,287	3,660	8,334	7,383
Communication and transportation	754	595	1,702	1,302
Marketing and development	846	605	1,667	1,185
Bankshares tax	630	546	1,293	1,102
Data processing	642	564	1,228	1,094
Debit card interchange expense	573	385	1,090	773
Supplies	450	310	908	658
Other	2,039	1,472	4,626	3,113
Total non interest expenses	21,530	18,193	44,500	38,034

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$9,140	$9,302	$21,873	$24,339

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS	3,171	3,337	7,598	8,513

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	5,969	5,965	14,275	15,826

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX BENEFIT	—	(3)	—	(177)

INCOME TAX BENEFIT FROM DISCONTINUED OPERATIONS	—	(2)	—	(62)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX BENEFIT	—	(1)	—	(115)

NET INCOME	$5,969	$5,964	$14,275	$15,711

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Unrealized loss on securities available for sale	$(1,124)	$(533)	$(605)	$(693)
Less: Reclassification of realized amount	—	—	—	—
Net unrealized loss recognized in comprehensive income	(1,124)	(533)	(605)	(693)

COMPREHENSIVE INCOME	$4,845	$5,431	$13,670	$15,018

BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS:

Class A Common Stock	$0.29	$0.29	$0.69	$0.77
Class B Common Stock	0.28	0.28	0.68	0.76

BASIC EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:

Class A Common Stock	$0.00	$0.00	$0.00	$0.00
Class B Common Stock	0.00	0.00	0.00	(0.01)

BASIC EARNINGS PER SHARE:

Class A Common Stock	$0.29	$0.29	$0.69	$0.77
Class B Common Stock	0.28	0.28	0.68	0.75

DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS:

Class A Common Stock	$0.28	$0.28	$0.67	$0.75
Class B Common Stock	0.28	0.28	0.66	0.74

DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:

Class A Common Stock	$0.00	$0.00	$0.00	$(0.01)
Class B Common Stock	0.00	0.00	0.00	0.00

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$0.28	$0.28	$0.67	$0.74
Class B Common Stock	0.28	0.28	0.66	0.74

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except per share data)

	Common Stock					Unearned Shares in Employee	Accumulated
(in thousands, except per share data)	Class A Shares Outstanding	Class B Shares Outstanding	Amount	Additional Paid In Capital	Retained Earnings	Stock Ownership Plan	Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, January 1, 2007	18,242	2,350	$4,683	$97,394	$137,673	$(1,011)	$(1,391)	$237,348

FIN 48 adjustment	—	—	—	—	(359)	—	—	(359)

Net income	—	—	—	—	14,275	—	—	14,275

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	(605)	(605)

Dividend declared Common Stock:
Class A ($0.204 per share)	—	—	—	—	(3,726)	—	—	(3,726)
Class B ($0.186 per share)	—	—	—	—	(436)	—	—	(436)

Stock options exercised, net of shares redeemed	159	—	35	1,113	—	—	—	1,148
			—
Repurchase of Class A Common Stock	(325)	—	(71)	(5,928)	—	—	—	(5,999)

Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	22	—	—	228	—	242	—	470

Stock dividend	—	—	215	22,500	(22,715)	—	—	—

Note receivable on common stock, net of cash payments	—	—	—	(265)	—	—	—	(265)

Deferred compensation expense - Company stock	—	—	—	70	—	—	—	70

Stock option expense	—	—	—	511	—	—	—	511

BALANCE, June 30, 2007	18,099	2,349	$4,862	$115,623	$124,712	$(769)	$(1,996)	$242,432

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (in thousands)

OPERATING ACTIVITIES:	2007	2006
Net income	$14,275	$15,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	3,574	3,637
Federal Home Loan Bank stock dividends	(343)	(618)
Provision for loan losses, including provision from discontinued operations	3,827	1,583
Net gain on sale of mortgage loans held for sale	(786)	(559)
Origination of mortgage loans held for sale	(121,913)	(59,281)
Proceeds from sale of mortgage loans held for sale	111,993	62,260
Net gain on sale of RALs	(2,256)	(2,022)
Increase in RAL securitization residual	(1,446)	(396)
Origination of RALs sold	(350,414)	(213,423)
Proceeds from sale of RALs	319,882	194,550
Paydown of trading securities	33,598	21,291
Net accretion of premiums on securities	(2,512)	(1,269)
Net gain on sale of other real estate owned	(45)	(54)
Deferred director compensation expense — Company stock	70	65
Employee Stock Ownership Plan expense	470	396
Stock option expense	511	403
Changes in other assets and liabilities:
Accrued interest receivable	(71)	(1,034)
Accrued interest payable	(943)	646
Other assets	(23)	(2,153)
Other liabilities	2,386	405
Net cash provided by operating activities	9,834	20,138

INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,993,338)	(1,058,070)
Purchase of Federal Home Loan Bank stock	(501)	(138)
Proceeds from calls, maturities and paydowns of securities available for sale	1,970,548	1,121,921
Proceeds from calls, maturities and paydowns of securities to be held to maturity	1,955	6,143
Proceeds from sales of other real estate owned	837	931
Net increase in loans	(39,700)	(137,475)
Purchases of premises and equipment, net	(3,068)	(3,139)
Net cash used in investing activities	(63,267)	(69,827)

FINANCING ACTIVITIES:
Net change in deposits	(17,403)	(1,431)
Net change in securities sold under agreements to repurchase and other short-term borrowings	32,390	31,075
Payments on Federal Home Loan Bank advances	(238,089)	(197,355)
Proceeds from Federal Home Loan Bank advances	276,200	218,600
Repurchase of Common Stock	(5,999)	(575)
Net proceeds from Common Stock options exercised	1,148	277
Cash dividends paid	(3,842)	(3,228)
Net cash used in financing activities	44,405	47,363

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,028)	(2,326)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,613	77,169
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,585	$74,843

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$52,045	$39,111
Income taxes	5,848	6,868

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$651	$480
Retained securitization residual	36,884	22,956

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — JUNE 30, 2007 AND 2006 (UNAUDITED) AND DECEMBER 31, 2006

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company (“RB&T”) and Republic Bank (together referred to as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust. Republic Invest Co. includes its subsidiary, Republic Capital LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bank includes its subsidiary, GulfStream Financial Properties, Inc. During the fourth quarter of 2006, the Company merged the RB&T of Indiana bank charter into RB&T. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

Republic operates 38 banking centers, primarily in the retail banking industry, and conducts its operations predominately in metropolitan Louisville, Kentucky, central Kentucky, southern Indiana, Pasco County, Florida (Metropolitan Tampa) and through an Internet banking delivery channel. Republic also operates a Loan Production Office (“LPO”) in the Louisville, Kentucky market and one additional LPO in Pasco County, Florida. Republic’s consolidated results of operations are dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning assets represent securities and real estate mortgage, commercial and consumer loans. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts and short-term and long-term borrowings.

Other sources of banking income include service charges on deposit accounts, fees charged to customers for trust services and revenue generated from mortgage banking activities, which represents the origination and sale of loans in the secondary market and servicing loans for others.

Republic’s operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, marketing and development expenses and other general and administrative costs.  Republic’s results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

RB&T is one of a limited number of financial institutions which facilitate the payment of federal and state tax refunds through tax preparers located throughout the U.S. The Company facilitates the payment of these tax refunds through three primary products: Refund Anticipation Loans (“RALs”), Electronic Refund Checks (“ERCs”) and Electronic Refund Deposits (“ERDs”). RALs are classified as consumer loans. ERCs and ERDs are products whereby An ERC/ERD is issued to the taxpayer after RB&T has received the tax refund from the federal or state government.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the quarter and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company did not file returns in certain states where it conducted limited lending activity but had no offices; therefore the Company is open to examination for all years in which the lending activity occurred. The Company adopted the provisions of FIN 48 on January 1, 2007 and recognized a decrease in stockholders’ equity of $359,000 for unrecognized state income tax expense. The liability for unrecognized tax benefits reported above includes an estimate of the amount of tax which would be due to those states should it be determined that income tax filings were required. It is the Company’s policy to recognize interest and penalties related to its unrecognized state income tax expense. The Company is currently negotiating settlements of past tax liabilities with certain states under voluntary disclosure programs.

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

In September 2006, the FASB issued a SFAS 157, “Fair Value Measurements,” requiring changes to how certain instruments are measured, both those for which fair value is elected and those where generally accepted accounting principles require use of fair value. The effective date for this statement is the beginning of the first fiscal year beginning after November 15, 2007, which is January 1, 2008 for the Company or one year earlier should the Company elect to do so by April 30, 2007. The Company did not elect to early adopt this standard and as such, it will apply beginning January 1, 2008.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This Statement allows companies to record certain financial assets and financial liabilities at full fair value if they so choose. The statement was issued to mitigate volatility in reported earnings caused by an accounting model utilizing multiple measurement attributes. The adoption of the fair value option is recorded as a cumulative-effect adjustment to the opening balance of retained earnings, which would be January 1, 2008 for the Company. Upon adoption, the difference between the carrying amount and the fair value of the items chosen is removed from the balance sheet and included in the cumulative-effect adjustment. Subsequent changes in fair value are recorded through the income statement. The Company did not elect to early adopt this standard and as such, it will apply beginning January 1, 2008.

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

Generally, from mid January to the end of February of each year, RALs which meet certain underwriting criteria related to refund amount and Earned Income Tax Credit amount are classified as loans held for sale upon origination and sold into the securitization. All other RALs originated are retained by the Company. There are no RALs held for sale as of any quarter end. The Company retained a related residual value in the securitization, which is classified as a trading asset. The initial residual interest has a weighted average life of approximately one month, and as such, substantially all of its cash flows are received by the end of the first quarter. The disposition of the remaining anticipated cash flows are expected to occur within the remainder of the year. At its initial valuation and on a quarterly basis thereafter, the Company adjusts the carrying amount of the residual value to its fair value, which is determined based on its expected future cash flows and is significantly influenced by the anticipated credit losses of the underlying RALs.

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

In February 2006, the Company substantially exited the payday loan segment of business. This has been treated as a discontinued operation for financial reporting purposes in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and all applicable current period and prior period data has been restated to reflect operations absent the payday loan segment of business. There was no financial statement impact related to the discontinued operation in 2007.

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

2.   DISCONTINUED OPERATIONS — PAYDAY LENDING

By letter to RB&T dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and requested that the Board of Directors consider terminating this line of business. Consequently, on February 24, 2006, RB&T and ACE Cash Express, Inc. (“ACE”) amended the agreement regarding RB&T’s payday loan activities in Texas, Pennsylvania and Arkansas. With respect to Texas, RB&T ceased offering payday loans the week of February 27, 2006. With respect to Arkansas and Pennsylvania, RB&T ceased offering payday loans on June 30, 2006. The Company did not incur any additional costs related to the termination of the contract and does not anticipate incurring any additional costs in the future. The Company had no payday loans outstanding related to the above contract at June 30, 2007 and December 31, 2006.

By letter to Republic Bank & Trust Company of Indiana dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and asked the Board of Directors to consider terminating this line of business. Republic Bank & Trust Company of Indiana voluntarily elected to terminate its Internet payday loan program the week of February 20, 2006.

The Internet payday loan program began operating in July 2005 and remained in a developmental stage until its termination date. The Company had no payday loans outstanding related to the above program at June 30, 2007 and December 31, 2006.

There were no assets, liabilities or equity related to the discontinued operation as of June 30, 2007 and December 31, 2006.

The following table details the statements of income of the discontinued operation:

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Income	2007	2006	2007	2006
	(dollars in thousands)

Interest income:
Loans, including fees	$—	$18	$—	$525
Total interest income	—	18	—	525

Interest expense:
Federal Home Loan Bank advances	—	4	—	30
Total interest expense	—	4	—	30

Net interest income	—	14	—	495
Provision for loan losses	—	(27)	—	(320)
Net interest income after provision	—	41	—	815

Non interest expense:
Salaries and employee benefits	—	8	—	120
Occupancy and equipment, net	—	—	—	115
Marketing and development	—	—	—	108
Data processing expense	—	—	—	130
Other	—	36	—	519
Total non interest expenses	—	44	—	992

Income before income tax expense	—	(3)	—	(177)
Income tax expense	—	(2)	—	(62)
Net loss	$—	$(1)	$—	$(115)

3.   SECURITIES

Trading securities:

Trading securities consisting of residual interest in the RAL securitization totaled $162,000 and $0 at June 30, 2007 and December 31, 2006.

Securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	June 30, 2007 (in thousands)
U.S. Treasury securities and U.S. Government agencies	$335,561	$67	$(1,896)	$333,732
FHLMC preferred stock	2,000	110	—	2,110
Mortgage backed securities, including CMOs	193,594	181	(1,533)	192,242
Total securities available for sale	$531,155	$358	$(3,429)	$528,084

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	December 31, 2006 (in thousands)
U.S. Treasury securities and U.S. Government agencies	$287,789	$156	$(1,673)	$286,272
FHLMC preferred stock	2,000	64	—	2,064
Mortgage backed securities, including CMOs	216,080	774	(1,463)	215,391
Total securities available for sale	$505,869	$994	$(3,136)	$503,727

Securities to be held to maturity:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
	Value	Gains	Losses	Fair Value
	June 30, 2007 (in thousands)
U.S. Treasury securities and U.S. Government agencies	$8,091	$—	$(28)	$8,063
Obligations of states and political subdivisions	383	6	—	389
Mortgage backed securities, including CMOs	47,627	1,002	(269)	48,360
Total securities to be held to maturity	$56,101	$1,008	$(297)	$56,812

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
	Value	Gains	Losses	Fair Value
	December 31, 2006 (in thousands)
U.S. Treasury securities and U.S. Government agencies	$ 8,586	$—	$ (50)	$8,536
Obligations of states and political subdivisions	383	16	—	399
Mortgage backed securities, including CMOs	49,076	1,057	(244)	49,889
Total securities to be held to maturity	$ 58,045	$1,073	$ (294)	$58,824

Securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Carrying value	$523,351	$470,777
Fair value	521,187	469,148

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30,	December 31,
	2007	2006
	(in thousands)
Residential real estate	$1,170,433	$1,173,813
Commercial real estate	652,722	654,773
Real estate construction	123,100	105,318
Commercial	82,262	66,559
Consumer	38,370	40,408
Overdrafts	861	1,377
Home equity	268,096	258,640
Total loans	2,335,844	2,300,888
Less:
Allowance for loan losses	11,157	11,218
Loans, net	$2,324,687	$2,289,670

An analysis of the Allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Allowance for loan losses at beginning of period	$11,487	$11,023	$11,218	$11,009

Provision for loan losses from continuing operations	147	573	3,827	1,903
Provision for loan losses from discontinued operations	—	(27)	—	(320)

Charge offs — Banking	(687)	(686)	(953)	(1,161)
Charge offs — Tax Refund Solutions	(409)	(482)	(4,240)	(1,358)
Charge offs — Discontinued operations	—	—	—	(409)

Recoveries — Banking	186	125	512	323
Recoveries — Tax Refund Solutions	433	219	793	694
Recoveries — Discontinued operations	—	15	—	79

Allowance for loan losses at end of period	$11,157	$10,760	$11,157	$10,760

Information regarding Republic’s impaired loans is as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	—	525

Total	$—	$525

Amount of the allowance for loan losses allocated	—	$120
Average investment in impaired loans	—	872
Interest income recognized during impairment	—	—
Interest income recognized on a cash basis on impaired loans	—	—

Detail of non performing loans and non performing assets is as follows:

	June 30, 2007	December 31, 2006
	(dollars in thousands)

Loans on non-accrual status	$6,834	$5,980
Loans past due 90 days or more and still on accrual	2,483	413

Total non performing loans	9,317	6,393
Other real estate owned	406	547

Total non performing assets	$9,723	$6,940

Non performing loans to total loans	0.40%	0.28%
Non performing assets to total loans	0.42	0.30

5.    DEPOSITS

	June 30,	December 31,
(in thousands)	2007	2006
Interest-bearing demand	$194,285	$197,225
Money market accounts	535,605	498,943
Internet money market accounts	14,572	18,135
Savings	35,125	37,690
Individual retirement accounts	55,313	54,180
Certificates of deposit, $100,000 and over	163,658	171,706
Other certificates of deposit	269,082	269,828
Brokered deposits	114,298	165,989
Total interest-bearing deposits	1,381,938	1,413,696
Total non interest-bearing deposits	293,383	279,026
Total	$1,675,321	$1,692,722

6.    FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

(in thousands)	June 30, 2007	December 31, 2006

FHLB putable fixed interest rate advances with a weighted average interest rate of 4.56%(1)	$130,000	$50,000
Overnight FHLB advances with an interest rate of 5.31%	176,000	98,000

FHLB fixed interest rate advances with a weighted average interest rate of 4.34% due through 2035	378,683	498,572

Total FHLB advances	$684,683	$646,572

(1) Represents putable advances with the FHLB. These advances have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not put back to the Company earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Company at no penalty. During the first quarter of 2007, the Company entered into $100 million of putable advances with a final maturity of 10 years and a fixed rate period of 3 years. Based on market conditions at this time, management believes that $30 million of these advances could be put back to the Company by the FHLB during the remainder of 2007.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances if they are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At June 30, 2007, Republic had available collateral to borrow an additional $266 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $202 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below.  The Company’s putable advances have been included with the 2007 and 2010 maturities.

Year	(in thousands)
2007	291,000
2008	138,500
2009	107,100
2010	142,370
2011	—
Thereafter	5,713
Total	$684,683

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the FHLB:

	June 30,	December 31,
(in thousands)	2007	2006
First lien, single family residential	$855,000	$842,000
Home equity lines of credit	83,000	82,000
Multi-family, commercial real estate	25,000	43,000

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

Republic also extends binding commitments to customers and prospective customers. Such commitments assure the borrower of financing for a specified period of time at a specified rate. The risk to Republic under such loan commitments is limited by the terms of the contracts.  For example, Republic may not be obligated to advance funds if the customer’s financial condition deteriorates or if the customer fails to meet specific covenants. An approved but unfunded loan commitment represents a potential credit risk once the funds are advanced to the customer. Unfunded loan commitments also represent liquidity risk since the customer may demand immediate cash that would require funding, and interest rate risk as market interest rates may rise above the rate committed. In addition, since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time may not require future funding.

As of June 30, 2007, exclusive of mortgage banking loan commitments, Republic had outstanding loan commitments totaling $552 million, which included unfunded home equity lines of credit totaling $328 million. As of December 31, 2006, exclusive of mortgage banking loan commitments, Republic had outstanding loan commitments totaling $476 million, which included unfunded home equity lines of credit totaling $315 million. These commitments generally have variable rates.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $30 million at June 30, 2007 and $9 million at December 31, 2006. Approximately $14 million of the increase relates to a single letter of credit that originated during the second quarter.

At June 30, 2007 Republic had $12 million in letters of credit from the FHLB used as credit enhancements for customer bond offerings. At December 31, 2006, Republic had $72 million in letters of credit from the FHLB issued on behalf of the Bank’s customers with $12 million used as credit enhancements for customer bond offerings. The remaining $60 million letter of credit was used to collateralize a public funds deposit, which the Company classified in short-term borrowings at March 31, 2007 and December 31, 2006. These letters of credit reduce Republic’s available borrowing line at the FHLB by the amount of the letters of credit. Republic uses a blanket pledge of eligible real estate loans to secure the letters of credit.

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

(in thousands)	June 30, 2007	December 31, 2006

Forward contracts:
Notional amount	$23,725	$14,500
Gain/(loss) on change in market value of forward contracts	154	93

Rate lock commitments:
Notional amount	$12,516	$13,443
Gain/(loss) on change in market value of rate lock commitments	(35)	(38)

Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event the parties to delivery commitments are unable to fulfill their obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company minimizes its risk of exposure by limiting the counterparties to those major banks and financial institutions that meet established credit and capital guidelines. Management does not expect any counterparty to default on their obligations and therefore, management does not expect to incur any cost related to counterparty default.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2007	2006	2007	2006

Net income from continuing operations	$5,969	$5,965	$14,275	$15,826
Net income (loss) from discontinued operations	—	(1)	—	(115)
Net income, basic and diluted	5,969	5,964	14,275	15,711

Weighted average shares outstanding	20,617	20,493	20,609	20,475
Effect of dilutive securities	396	539	498	554
Average shares outstanding including dilutive securities	21,013	21,032	21,107	21,029

Basic earnings per share from continuing operations:
Class A Common Share	$0.29	$0.29	$0.69	$0.77
Class B Common Share	0.28	0.28	0.68	0.76

Diluted earnings per share from continuing operations:
Class A Common Share	$0.28	$0.28	$0.67	$0.75
Class B Common Share	0.28	0.28	0.66	0.74

Basic earnings per share from discontinued operations:
Class A Common Share	$0.00	$0.00	$0.00	$0.00
Class B Common Share	0.00	0.00	0.00	(0.01)

Diluted earnings per share from discontinued operations:
Class A Common Share	$0.00	$0.00	$0.00	$(0.01)
Class B Common Share	0.00	0.00	0.00	0.00

Basic earnings per share:
Class A Common Share	$0.29	$0.29	$0.69	$0.77
Class B Common Share	0.28	0.28	0.68	0.75

Diluted earnings per share:
Class A Common Share	$0.28	$0.28	$0.67	$0.74
Class B Common Share	0.28	0.28	0.66	0.74

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Antidilutive stock options	378,310	54,462	378,310	54,462

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

Segment information for the three and six month periods ended June 30, 2007 follows:

	Three Months Ended June 30, 2007
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$21,040	$858	$111	$22,009	$—
Provision for loan losses	171	(24)	—	147	—
Electronic Refund Check fees	—	683	—	683	—
Net RAL Securitization Income	—	1,095	—	1,095	—
Mortgage banking income	—	—	604	604	—
Other revenue	6,761	(55)	(280)	6,426	—
Income tax expense	2,494	606	71	3,171	—
Net income	4,691	1,145	133	5,969	—
Segment assets	3,085,341	4,411	16,495	3,106,247	—
Net interest margin	2.89%	50.83%	2.75%	3.02%	—

	Three Months Ended June 30, 2006
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$20,586	$380	$86	$21,052	$14
Provision for loan losses	792	(219)	—	573	(27)
Electronic Refund Check fees	—	523	—	523	—
Net RAL Securitization Income	—	404	—	404	—
Mortgage banking income	—	—	487	487	—
Other revenue	5,765	5	(168)	5,602	—
Income tax expense (benefit)	2,962	297	78	3,337	(2)
Net income (loss)	5,390	433	142	5,965	(1)
Segment assets	2,791,124	3,574	4,240	2,798,938	740
Net interest margin	3.11%	39.06%	4.82%	3.16%	—

	Six Months Ended June 30, 2007
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$42,271	$6,777	$210	$49,258	$—
Provision for loan losses	380	3,447	—	3,827	—
Electronic Refund Check fees	—	4,112	—	4,112	—
Net RAL securitization income	—	3,702	—	3,702	—
Mortgage banking income	—	—	1,146	1,146	—
Other revenue	12,540	(54)	(504)	11,982	—
Income tax expense	4,603	2,857	138	7,598	—
Net income	8,647	5,368	260	14,275	—
Segment assets	3,085,341	4,411	16,495	3,106,247	—
Net interest margin	2.92%	66.86%	3.06%	3.38%	—

	Six Months Ended June 30, 2006
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$40,698	$5,591	$132	$46,421	$495
Provision for loan losses	1,239	664	—	1,903	(320)
Electronic Refund Check fees	—	3,951	—	3,951	—
Net RAL securitization income	—	2,418	—	2,418	—
Mortgage banking income	—	—	942	942	—
Other revenue	10,837	7	(300)	10,544	—
Income tax expense (benefit)	5,481	2,897	135	8,513	(62)
Net income (loss)	10,188	5,387	251	15,826	(115)
Segment assets	2,791,124	3,574	4,240	2,798,938	740
Net interest margin	3.10%	66.30%	4.67%	3.51%	—

11.    SECURITIZATION

In January 2006, the Company established TRS RAL Funding, LLC (“TRS RAL, LLC”), a special purpose entity (“SPE”) and wholly-owned subsidiary corporation of RB&T. This SPE securitized and sold a portion of the RAL portfolio to an independent third party during the first quarters of 2007 and 2006. The purpose of the securitization was to provide a funding source for the Company’s RAL portfolio, while also reducing its impact to regulatory capital.

As part of the securitization, the Company established a two step structure to handle the sale of the assets to third party investors. In the first step, a sale provided for TRS RAL, LLC to purchase the assets from RB&T as Originator and Servicer. In the second step, a sale and administration agreement was entered into by and among TRS RAL, LLC and various other third parties. The third party conduit investor purchased all eligible loans, with TRS RAL, LLC retaining a residual interest in an over collateralization. The residual value related to the securitization, which is presented as a trading security on the balance sheet, was $162,000 and $0 at June 30, 2007 and December 31, 2006.

Detail of Net RAL securitization income follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Net gain on sale of RALs	$474	$—	$2,256	$2,022
Increase in securitization residual	621	404	1,446	396
Net RAL securitization income	$1,095	$404	$3,702	$2,418

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the Parent Company of Republic Bank & Trust Company, (“RB&T”), Republic Bank (both collectively referred together as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust. Republic Invest Co. includes its subsidiary, Republic Capital LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bank, a federally chartered thrift institution, includes its subsidiary, GulfStream Financial Properties, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Item 1 “Financial Statements.”

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

•                  the anticipated future cash flows of securitized refund anticipation loans (“RALs”)

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

OVERVIEW

Net income from continuing operations for the quarters ended June 30, 2007 and 2006 was $6.0 million. Diluted earnings per Class A Common Share from continuing operations was $0.28 for the quarters ended June 30, 2007 and 2006. Net income for the quarters ended June 30, 2007 and 2006 was $6.0 million with diluted earnings per Class A Common Share of $0.28 for the same periods.

Net income from continuing operations for the six months ended June 30, 2007 was $14.3 million, representing a decline of $1.6 million or 10% compared to the same period in 2006. Diluted earnings per Class A Common Share from continuing operations declined 11% to $0.67 for the six months ended June 30, 2007 compared to $0.75 for the same period in 2006. Overall net income for the six months ended June 30, 2007 was $14.3 million, representing a decline of $1.4 million or 9% compared to the same period in 2006. Diluted earnings per Class A Common Share declined 9% to $0.67 for the six months ended June 30, 2007 compared to $0.74 for the same period in 2006.

General highlights for the second quarter and six months ended June 30, 2007 consist of the following:

•                  Total loans grew $35 million for the first six months of 2007 with $27 million of this growth occurring in the second quarter of the year. Growth in loans primarily occurred across the three major categories: Real estate construction, Commercial, and Home equity, as the Company continued to focus its efforts on the origination of immediately repricing loans.

•                  Net income from the Company’s traditional “Banking” business segment decreased $699,000 or 13% for the second quarter of 2007 compared to the second quarter of 2006. Net income decreased $1.5 million or 15% within the traditional Banking segment for the six months ended June 30, 2007 compared to the same period in 2006. The decrease for both periods was due primarily to continued compression of the Company’s net interest margin combined with a significant increase in non interest expenses.

•                  Net income of the Company’s “Tax Refund Solutions” business segment (“TRS”) increased $712,000 for the second quarter of 2007 compared to the second quarter of 2006. The increase in net income for the quarter was primarily due to the reversal of software company and tax preparer rebate incentive accruals, as actual payments made during the second quarter were lower than originally estimated and accrued for during the first quarter of the year. For the first six months of 2007, net income at TRS was flat with the first six months of 2006, as an increase in revenue resulting from higher RAL volume was offset by an increase in losses associated with RALs.

BUSINESS SEGMENT COMPOSITION

As of June 30, 2007, the Company was divided into three distinct business operating segments: Banking, Tax Refund Solutions and Mortgage Banking. As discussed throughout this document, the Company substantially exited the deferred deposit business during the first quarter of 2006; therefore, the deferred deposit segment operations are presented as discontinued operations. Total assets, net income and net interest margin by segment for the three months and six months ended June 30, 2007 and 2006 are presented below:

	Three Months Ended June 30, 2007
				Total
		Tax Refund	Mortgage	Continuing	Discontinued
(in thousands)	Banking	Solutions	Banking	Operations	Operations

Net income	$4,691	$1,145	$133	$5,969	$—
Segment assets	3,085,341	4,411	16,495	3,106,247	—
Net interest margin	2.89%	50.83%	2.75%	3.02%	—

	Three Months Ended June 30, 2006
				Total
		Tax Refund	Mortgage	Continuing	Discontinued
(in thousands)	Banking	Solutions	Banking	Operations	Operations

Net income (loss)	$5,390	$433	$142	$5,965	$(1)
Segment assets	2,791,124	3,574	4,240	2,798,938	740
Net interest margin	3.11%	39.06%	4.82%	3.16%	—

	Six Months Ended June 30, 2007
				Total
		Tax Refund	Mortgage	Continuing	Discontinued
(in thousands)	Banking	Solutions	Banking	Operations	Operations

Net income	$8,647	$5,368	$260	$14,275	$—
Segment assets	3,085,341	4,411	16,495	3,106,247	—
Net interest margin	2.92%	66.86%	3.06%	3.38%	—

	Six Months Ended June 30, 2006
				Total
		Tax Refund	Mortgage	Continuing	Discontinued
(in thousands)	Banking	Solutions	Banking	Operations	Operations

Net income (loss)	$10,188	$5,387	$251	$15,826	$(115)
Segment assets	2,791,124	3,574	4,240	2,798,938	740
Net interest margin	3.10%	66.30%	4.67%	3.51%	—

(I)  Banking

As of June 30, 2007, Republic had a total of 38 full-service banking centers with 34 located in Kentucky, two in southern Indiana and two in Pasco County, Florida. RB&T’s primary market areas are located in metropolitan Louisville, central Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 19 banking centers. RB&T’s central Kentucky market includes 15 banking centers in the following Kentucky cities: Bowling Green (1); Covington (1); Elizabethtown (1); Fort Wright (1) Frankfort (2); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T also has banking centers located in New Albany and Jeffersonville, Indiana. Republic Bank has locations in Port Richey and New Port Richey, Florida. RB&T also operates a Loan Production Office (“LPO”) in the Louisville, Kentucky market and one additional LPO office in Pasco County, Florida. The Louisville LPO operates under Republic Finance, a division of RB&T. Republic Finance offers an array of loan products to individuals who may not qualify under the Bank’s standard underwriting guidelines. The Company has also announced plans to open additional banking centers in Florence, Crestwood and Shepherdsville, Kentucky, Floyds Knobs, Indiana and two additional banking centers in Florida, all within the next 12 months.

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

Commercial Lending — Commercial loans are primarily real estate secured and are generated through banking centers in the Bank’s market areas. The Bank makes commercial loans to a variety of industries and promotes this business through focused calling programs in order to broaden relationships by providing business customers with loan, deposit and treasury management services.

Consumer Lending — Traditional consumer loans made by the Bank include home improvement and home equity loans, as well as secured and unsecured personal loans. With the exception of home equity loans, which are actively marketed in conjunction with single family first lien mortgage loans, traditional consumer loan products are not actively promoted in Republic’s markets.

Treasury Management Services — The Bank provides various deposit products designed for business customers located throughout its market areas. Lockbox processing, remote deposit capture, business online banking, account reconciliation and Automated Clearing House (“ACH”) processing are additional services offered to businesses through the Treasury Management department. The “Premier First” product is the premium money market sweep account designed for business customers.

Internet Banking — The Bank expands its market penetration and service delivery by offering customers Internet banking services and products through its Internet site, www.republicbank.com.

Other Banking Services — The Bank also provides trust, title insurance and other related financial institution products and services.

(II)  Tax Refund Solutions (“TRS”)

RB&T is one of a limited number of financial institutions that facilitates the payment of federal and state tax refunds through tax preparers located throughout the U.S. RB&T facilitates the payment of these tax refunds through three primary products: Refund Anticipation Loans (“RALs”), Electronic Refund Checks (“ERCs”) and Electronic Refund Deposits (“ERDs”). RB&T offers RALs for those taxpayers who apply and qualify and RALs are repaid when the taxpayers’ refunds are electronically received by RB&T from the government. For those taxpayers who wish to receive their funds electronically via an ACH, RB&T will provide an ERC or an ERD to the taxpayer. An ERC/ERD is issued to the taxpayer after RB&T has received the tax refund from the federal or state government. See section titled “Results of Operations” below and Footnote 11 titled “Securitization” of Item 1 “Financial Statements” for additional discussion related to Tax Refund Solutions.

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

RESULTS OF OPERATIONS

Tax Refund Solutions (“TRS”)

For 2007, TRS generated $6.0 million in net RAL fee income, compared to $5.2 million for the same period in 2006. TRS also earned $4.1 million and $4.0 million in net Electronic Refund Check (“ERC”)/Electronic Refund Deposit (“ERD”) revenue during 2007 and 2006. Net RAL securitization income increased $1.3 million or 53% to $3.7 million for 2007 compared to $2.4 million 2006.

The total volume of tax return refunds processed during the 2007 tax season increased 22% over the 2006 tax season. RAL origination volume increased 38% during 2007 compared to the same period in 2006, while ERC/ERD volume increased 13% percent for the same time periods. The overall increase in volume was primarily achieved through successful sales efforts combined with more aggressive rebate incentives paid on the Company’s refund related products. As a percentage of total tax related revenues, RB&T’s rebate incentives paid were 29.9% for the first six months of 2007 compared to 28.6% for the first six months of 2006.

While the total tax refund volume for the first six months of 2007 increased 22% over the same period in 2006, overall segment net income remained flat at $5.4 million due primarily to higher projected losses in 2007 associated with RALs. During the first six months of 2007, the Company provided $3.4 million through its provision for loan losses for estimated losses on RALs retained on-balance sheet by the Company compared to $664,000 for estimated RAL losses during the first six months of 2006. Additionally, during the first six months of 2007 and 2006 the Company recorded a net decrease to the fair value of the residual interest of the securitization of $2.3 million and $1.2 million for estimated losses related to RALs sold into the securitization. The initial valuations for the estimated losses of the RALs sold into the securitization are reported as a reduction to the gain on sale with subsequent changes reported as an increase or decrease in the residual value.

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

For 2006 and 2007, the Company implemented a RAL securitization to provide an alternative liquidity vehicle to brokered deposits. In addition to providing a funding source, the purpose of the securitization was to reduce the impact to regulatory capital of the RAL portfolio, allowing the Company to maintain a well-capitalized status. Approximately $347 million and $206 million in RALs were sold through the securitization during the first quarters of 2007 and 2006. RB&T used overnight borrowing lines to fund the RALs it retained on balance sheet.

A component of net RAL securitization income represents a increase/(decrease) on the securitization residual, which results from the quarterly adjustment to the carrying value of the residual asset. The potential exists that in the future the Company may record an additional gain or loss on the securitization residual based on its fair value. The Company believes the impact of these changes in the value of the residual interest will be insignificant to the financial statements and will recognize such changes in subsequent quarters as they are realized. Net RAL securitization income increased $691,000 during the second quarter of 2007 compared to the same period in 2006 primarily due to a reduction in rebate accruals.

Detail of Net RAL securitization income follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Net gain on sale of RALs	$474	$—	$2,256	$2,022
Increase in securitization residual	621	404	1,446	396
Net RAL securitization income	$1,095	$404	$3,702	$2,418

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

For the second quarter of 2007, net interest income was $22.0 million, an increase of $957,000, or 5%, over the second quarter of 2006. The Company experienced a $454,000, or 2% increase in net interest income within the Banking segment which was primarily related to growth in the traditional loan portfolio. Traditional “Bank” loans increased $142 million, or 7% from June 30, 2006 to June 30, 2007. The Company experienced a $478,000 increase in net interest income within the TRS business segment as a result of increased volume and the reversal of rebate incentives as actual rebate payments made during the second quarter were lower than originally estimated and accrued for during the first quarter of the year.

As illustrated in Table 3, the Company was able to increase its net interest income primarily through growth in the Company’s traditional loan portfolio combined with an increase in yield on new loans and its investment portfolio. The increased interest income from loans and investments was partially offset by increased interest expense on money market accounts and repurchase agreements, which reprice with short-term indices. The Company’s net interest spread from continuing operations declined 17 basis points for the second quarter of 2007 compared to the same period in 2006 while net interest margin from continuing operations declined 14 basis points for the same period.

For the first six months of 2007, net interest income was $49.3 million, an increase of $2.8 million, or 6%, over the same period in 2006. The Company experienced a $1.6 million, or 4% increase in net interest income within the Banking segment which was primarily related to growth in the traditional loan portfolio as detailed above. The Company also experienced a $1.2 million or 21% increase in net interest income within the TRS business segment as a result of the increased RAL volume in 2007. The Company’s net interest spread declined 17 basis points to 2.75% for first six months of 2007 while its net interest margin declined 13 basis points to 3.38% for the same period.

The decline in the net interest spread and margin for both the second quarter and first six months of 2007 was the result of an increase in the Company’s cost of funds without a similar corresponding increase in the Company’s yield on earning assets. More specifically, the Company continues to experience contraction in its spread and margin due to an “inverted” interest rate yield curve in which short-term rates are higher than long term rates. The effect of an inverted yield curve is magnified in Republic’s financials because the Company’s liabilities are more sensitive to interest rate movements than its assets. The Company also faces stern competition for deposit funds in its market areas, which continues to increase its incremental cost of deposits obtained. Alternatively, when the Company is unable to gather enough deposits in its geographical market area to fund its asset growth, the Company must obtain funding from higher cost borrowing sources such as brokered deposits or Federal Home Loan Bank advances.

Based on the Company’s current balance sheet structure, management believes that the net interest spread and margin in 2007 will continue to contract in the near-term unless short-term rates decline significantly from current levels. Management is unable to precisely determine the negative impact of continued contraction on the Company’s net interest spread and margin in the future.

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

Table 1 and Table 2 provide detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three and six month periods ended June 30, 2007 and 2006. Table 3 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 1 — Average Balance Sheets and Interest Rates from Continuing Operations for the Three Months Ended June 30, 2007 and 2006

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets:
Taxable investment securities(1)	$581,602	$7,471	5.14%	$484,970	$5,478	4.52%
Tax exempt investment securities(4)	1,783	26	8.97	—	—	—
Federal funds sold and other	4,378	59	5.39	20,867	247	4.73
Loans and fees(2)(3)	2,326,645	40,377	6.94	2,156,678	36,050	6.69
Total earning assets	2,914,408	47,933	6.58	2,662,515	41,775	6.28

Less: Allowance for loan losses	11,460			11,103

Non-earning assets:
Cash and cash equivalents	58,756			53,607
Premises and equipment, net	35,708			32,417
Other assets(1)	43,040			38,091
Total assets	$3,040,452			$2,775,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$224,569	$400	0.71%	$265,634	$565	0.85%
Money market accounts	539,405	5,688	4.22	389,109	3,514	3.61
Time deposits	496,306	5,509	4.44	466,599	4,425	3.79
Brokered deposits	123,592	1,549	5.01	184,641	1,998	4.33
Total deposits	1,383,872	13,146	3.80	1,305,983	10,502	3.22

Repurchase agreements and other short-term borrowings	448,865	5,233	4.66	342,753	3,724	4.35
Federal Home Loan Bank advances	603,860	6,918	4.58	547,211	5,870	4.29
Subordinated note	41,240	627	6.08	41,240	627	6.08
Total interest-bearing liabilities	2,477,837	25,924	4.18	2,237,187	20,723	3.71

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	286,827			286,620
Other liabilities	31,007			28,403
Stockholders’ equity	244,781			223,853
Less: Stockholders’ equity allocated to discontinued operations	—			(536)
Total liabilities and stockholders’ equity	$3,040,452			$2,775,527

Net interest income		$22,009			$21,052

Net interest spread			2.40%			2.57%

Net interest margin			3.02%			3.16%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from Statement of Financial Accounting Standard (“SFAS”) 115 is included as a component of other assets.

(2)       The amount of loan fee income included in total interest income was $1.7 million and $1.2 million for the three months ended June 30, 2007 and 2006.

(3)       Average balances for loans include the principal balance of non accrual loans.

(4)       Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

Table 2 — Average Balance Sheets and Interest Rates from Continuing Operations for the Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets:
Taxable investment securities(1)	$579,678	$15,105	5.21%	$504,447	$11,330	4.49%
Tax exempt investment securities(4)	1,783	53	9.15	—	—	—
Federal funds sold and other	7,306	202	5.53	13,332	304	4.56
Loans and fees(2)(3)	2,330,078	84,999	7.30	2,130,420	74,514	7.00
Total earning assets	2,918,845	100,359	6.88	2,648,199	86,148	6.51

Less: Allowance for loan losses	12,040			11,401

Non-earning assets:
Cash and cash equivalents	61,477			53,476
Premises and equipment, net	35,631			32,361
Other assets(1)	41,750			36,771
Total assets	$3,045,663			$2,759,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$223,739	$765	0.68%	$279,549	$1,390	0.99%
Money market accounts	532,227	11,121	4.18	382,863	6,625	3.46
Time deposits	495,003	10,773	4.35	474,960	8,819	3.71
Brokered deposits	134,478	3,338	4.96	175,053	3,675	4.20
Total deposits	1,385,447	25,997	3.75	1,312,425	20,509	3.13

Repurchase agreements and other short-term borrowings	440,826	10,143	4.60	336,031	6,992	4.16
Federal Home Loan Bank advances	605,608	13,714	4.53	526,083	10,979	4.17
Subordinated note	41,240	1,247	6.05	41,240	1,247	6.05
Total interest-bearing liabilities	2,473,121	51,101	4.13	$2,215,779	39,727	3.59

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	296,947			294,741
Other liabilities	33,598			29,809
Stockholders’ equity	241,997			220,019
Less: Stockholders’ equity allocated to discontinued operations	—			(942)
Total liabilities and stockholders’ equity	$3,045,663			$2,759,406

Net interest income		$49,258			$46,421

Net interest spread			2.75%			2.92%

Net interest margin			3.38%			3.51%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from Statement of Financial Accounting Standard (“SFAS”) 115 is included as a component of other assets.

(2)       The amount of loan fee income included in total interest income was $8.0 million and $7.0 million for the six months ended June 30, 2007 and 2006.

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

Table 3 — Volume/Rate Variance Analysis from Continuing Operations

	Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006			Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
		Increase/(Decrease) Due to			Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:

Taxable securities	$1,993	$1,180	$813	$3,775	$1,820	$1,955
Tax exempt securities	26	26	—	53	53	—
Federal funds sold and other	(188)	(218)	30	(102)	(158)	56
Loans and fees	4,327	3,038	1,289	10,485	6,792	3,693
Net change in interest income	6,158	4,026	2,132	14,211	8,507	5,704

Interest expense:

Transaction accounts	(165)	(80)	(85)	(625)	(243)	(382)
Money market accounts	2,174	1,516	658	4,496	2,934	1,562
Time deposits	1,084	295	789	1,954	385	1,569
Brokered deposits	(449)	(732)	283	(337)	(939)	602
Repurchase agreements and other short-term borrowings	1,509	1,221	288	3,151	2,353	798
Federal Home Loan Bank advances	1,048	633	415	2,735	1,750	985
Subordinated note	—	—	—	—	—	—
Net change in interest expense	5,201	2,853	2,348	11,374	6,240	5,134

Net change in net interest income	$957	$1,173	$(216)	$2,837	$2,267	$570

Non interest Income

Non interest income increased $1.8 million or 26% for the second quarter of 2007 compared to the second quarter of 2006. For the first six months of 2007 non interest income increased $3.1 million or 17% compared to the same period in 2006. The increase in non interest income for the second quarter and first six months of 2007 was primarily due to increases in service charges on deposit accounts and an increase in net RAL securitization income.

Service charges on deposit accounts increased $569,000 or 14% for the second quarter of 2007 and $1.1 million or 14% for the first six months of 2007 as compared to the same periods in 2006. These increases were primarily due to growth in the Company’s checking account base in conjunction with the Bank’s “Overdraft Honor” program, which permits selected customers to overdraft their accounts up to a predetermined dollar amount (up to a maximum of $750) for the Bank’s customary overdraft fee. The Company also increased its overdraft fee by 7% in September of 2006. Included in service charges on deposits are net per item overdraft/NSF fees of $3.4 million and $3.2 million for the second quarters of 2007 and 2006 and $6.5 million and $5.7 million for the first six months of 2007 and 2006.

Net RAL securitization income increased $691,000 during the second quarter of 2007 compared to the same period in 2006 due primarily to an increase in the future expected cash flows of the RALs sold within the securitization combined with a reversal in rebate incentives recorded during the quarter. The potential exists during the remainder of the year that the Company will further revise its estimate for future cash flows of the residual interest of the securitization based on the collectibility of the underlying RALs securitized. The Company believes the impact of these changes in estimate will be immaterial to the financial statements and will recognize any changes in subsequent quarters as they are realized.

Net RAL securitization income increased $1.3 million or 53% during the first six months of 2007 compared to the same period in 2006 primarily due to the increase in the volume of loans sold into the Company’s securitization. The volume of RALs securitized rose year over year due to an increase in overall originations of RALs combined with more favorable underwriting criteria within the securitization vehicle, which allowed the Company to securitize a higher percentage of RALs.  See additional discussion above under “Tax Refund Solutions” and under Footnote 10 “Segment Information” and Footnote 11 “Securitization” of Item 1 “Financial Statements.”

Non interest Expenses

Non interest expenses increased $3.3 million or 18% for the quarter ended June 30, 2007 compared to the same period in 2006 due primarily to an increase in salaries and employee benefits combined with higher other expenses. Non interest expenses increased $6.5 million or 17% during the first six months of 2007 compared to the same period in 2006, due primarily to the same reasons.

Salaries and employee benefits increased $1.3 million or 12% for the second quarter of 2007 and $2.2 million or 10% during the first six months of 2007 compared to the same periods in 2006. These increases were primarily attributable to an increase in the Company’s employee base combined with annual merit increases and higher costs associated with the Company’s health insurance. End of period FTE’s increased from 640 at June 30, 2006 to 718 at June 30, 2007 as the Company added to staff in both sales and support functions as a result of new banking center locations and expectations for future growth. In addition the Company also added approximately 23 FTE’s in Florida as a result of the GulfStream Community Bank acquisition in October 2006.

Occupancy and equipment expense increased $627,000 or 17% during the second quarter of 2007 and $951,000, or 13% during the first six months of 2007 and compared to the same periods in 2006. The increase in occupancy and equipment was primarily associated with growth in the Company’s infrastructure and banking center network, as well as increased leasing costs and service agreements for the Company’s technology and operating systems.

Other expense increased $567,000 during the second quarter of 2007 compared to the second quarter of 2006 and $1.5 million or 49% during the first six months of 2007 compared to the same period in 2006. For the quarter, the Company recorded a loss of $185,000 associated with an identity theft fraud and an $80,000 loss associated with a robbery. In addition to the second quarter items previously noted, approximately $550,000 of the increase for the first six months of the year was associated with a first quarter adverse judgment of a previously disclosed lawsuit.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2007 AND DECEMBER 31, 2006

Investment Securities

Securities available for sale primarily consists of U.S. Treasury and U.S. Government Agency obligations, including agency MBSs, agency collateralized mortgage obligations (“CMOs”) and FHLMC preferred stock. The MBSs primarily consist of hybrid mortgage securities, as well as other adjustable rate mortgage securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”). CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Company primarily uses the securities portfolio as collateral for securities sold under agreements to repurchase (“repurchase agreements”) and FHLB advances, to mitigate its risk position from changing interest rates. Strategies for the securities portfolio may also be influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

Republic’s investment portfolio increased $23 million during the first six months of 2007 to $584 million. The majority of the increase was in the U.S. Government and Agency category which increased $47 million for the year due primarily to the purchase of short-term agency notes which were used as collateral for repurchase agreements. During the first six months of 2007, Republic purchased $1.99 billion in available for sale securities and had maturities and calls of $1.97 billion. All of the securities purchased were agency discount notes, which the Company utilized primarily for collateral purposes. The weighted average yield on these discount notes was 5.17% with an average term of 15 days.

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $35 million during 2007 to $2.3 billion at June 30, 2007. Overall growth in the portfolio for Republic during the first six months of the year was substantially less than historical experience and resulted primarily from two factors. In the residential real estate category, the Company has historically retained 5-year adjustable rate mortgage (“ARM”) loans in its portfolio while it has traditionally sold its 30-year fixed rate loans into the secondary market. Due to the inverted yield curve, the Company maintained a higher spread on its 5-year ARM product during the first six months of 2007 as compared to its 30-year fixed rate product. As a result, Republic experienced a decrease in its production of portfolio ARM products and a corresponding increase in production of its fixed rate secondary market products. Secondly, the Company experienced a decrease in commercial real estate loan growth due primarily to an above average amount of payoffs during the first six months of 2007.

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses as a percent of total loans decreased slightly to 0.48% at June 30, 2007 compared to 0.49% at December 31, 2006. While the Company experienced an increase in total loans, total non performing loans and total charge-offs, the allowance increased at a slower pace based on the decline in classified loans. Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2007.

The Company recorded a provision for loan losses of $3.8 million for the six months ended June 30, 2007, compared to a provision of $1.9 million for the same period in 2006. Included in the provision for loan losses was $3.4 million and $664,000 for losses associated with RALs during the six months ended June 30, 2007 and 2006. The Banking segment provision for loan losses was $380,000 for the six months ended June 30, 2007 compared to $1.2 million for the same period in 2006.

The Company recorded a provision for loan losses of $147,000 for the second quarter 2007, compared to a provision of $573,000 for the same period in 2006. Included in the provision for loan losses were credits of $24,000 and $219,000 for losses associated with RALs during the second quarter of 2007 and 2006. The Banking segment provision for loan losses was $171,000 for the second quarter of 2007 compared to $792,000 for the same period in 2006.

For a discussion on losses associated with RALs, see section titled “Tax Refund Solutions.”

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 4 — Summary of Loan Loss Experience

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2007	2006	2007	2006
Allowance for loan losses at beginning of period	$11,487	$11,023	$11,218	$11,009
Charge offs:
Real Estate
Residential	(133)	(190)	(195)	(490)
Commercial	(80)	—	(80)	(30)
Construction	—	—	(1)	—
Commercial	—	(169)	(18)	(169)
Consumer	(448)	(317)	(605)	(408)
Home Equity	(26)	(10)	(54)	(64)
Tax Refund Solutions	(409)	(482)	(4,240)	(1,358)
Discontinued operations	—	—	—	(409)
Total	(1,096)	(1,168)	(5,193)	(2,928)
Recoveries:
Real Estate
Residential	52	26	183	54
Commercial	14	2	25	7
Construction	—	5	1	84
Commercial	2	10	54	14
Consumer	112	60	235	139
Home Equity	6	22	14	25
Tax Refund Solutions	433	219	793	694
Discontinued operations	—	15	—	79
Total	619	359	1,305	1,096

Net loan charge offs/recoveries	(477)	(809)	(3,888)	(1,832)
Provision for loan losses from continuing operations	147	573	3,827	1,903
Provision for loan losses from discontinued operations	—	(27)	—	(320)
Allowance for loan losses at end of period	$11,157	$10,760	$11,157	$10,760

Ratios:
Allowance for loan losses to total loans	0.48%	0.49%	0.48%	0.49%
Net loan charge offs to average loans outstanding from continuing operations (annualized)	0.08	0.15	0.34	0.14
Allowance for loan losses to non performing loans	120	151	120	151

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

Total non performing loans to total loans increased to 0.40% at June 30, 2007, from 0.28% at December 31, 2006, while the total balance of non performing loans increased by $2.9 million for the same period.  The increase was substantially all concentrated within the commercial real estate category. Republic is well secured on these loans, and at this time, management does not anticipate a significant risk of a substantial increase in losses resulting from the current rise in non performing loans.

Table 5 — Non performing Assets

	June 30,	December 31,
(dollars in thousands)	2007	2006

Loans on non-accrual status(1)	$6,834	$5,980
Loans past due 90 days or more and still on accrual	2,483	413

Total non performing loans	9,317	6,393
Other real estate owned	406	547

Total non performing assets	$9,723	$6,940

Non performing loans to total loans	0.40%	0.28%
Non performing assets to total loans	0.42	0.30

(1)       Loans on non-accrual status include impaired loans. See Footnote 4 “Loans” of Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Republic defines impaired loans to be those commercial real estate loans that management has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. There were no impaired loans at June 30, 2007 compared to $525,000 at December 31, 2006.

Deposits

Total deposits declined $17 million from December 31, 2006 to June 30, 2007 to $1.7 billion. Interest-bearing deposits decreased $32 million or 2%, while non interest-bearing deposits increased $14 million or 5% from December 31, 2006 to June 30, 2007. The decrease in interest-bearing accounts occurred primarily in the brokered deposit category, as maturing brokered CDs were paid off with excess cash.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings increased $32 million during 2007. The majority of the increase was attributable to two large treasury management accounts and one wholesale relationship.  Based on the transactional nature of the Company’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

Federal Home Loan Bank Advances

FHLB advances increased $38 million during the first six months of the year to $685 million at June 30, 2007. The increase occurred as the Company utilized its FHLB borrowing line to replace maturing brokered CDs and to purchase collateral for repurchase agreements.

Approximately $130 million of the FHLB advances at June 30, 2007 are putable advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years. To moderate the continued contraction on its margin, during March of 2007 the Company refinanced $100 million in overnight borrowings from the Federal Home Loan Bank with an approximate cost of 5.25% into a 10-year fixed rate advance with a 3-year put option at an average cost of 4.39%. At the end of the three year period, the FHLB has the right to require the Company to pay off the advances.  The Company currently has sufficient liquidity sources to pay off the borrowings.  The weighted average coupon on all of the Company’s putable advances at June 30, 2007 was 4.56%. Based on market conditions at this time, management believes it is possible that $30 million of these advances could be put back to the Company by the FHLB during 2007.

At June 30, 2007, the Company had $176 million in FHLB advances which reprice on an overnight basis as compared to $98 million at December 31, 2006. The Company elected to borrow these advances on an overnight basis due to the uncertainty of the interest rate environment.

Liquidity

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its inability to sell certain securities, which is limited due to the level of securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At June 30, 2007, these securities had a fair market value of $521 million.  Republic’s banking centers and its Internet site, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. In addition, brokered deposits have provided a source of liquidity to the Company when needed to fund loan growth.

Traditionally, the Company has also utilized secured and unsecured borrowing lines to supplement its funding requirements. On June 30, 2007, the Company had capacity with the Federal Home Loan Bank to borrow an additional $266 million. The Company also had $202 million in approved unsecured line of credit facilities available at June 30, 2007 through various third party sources.

The Company’s principal source of funds for dividend payments are dividends received from the Bank.  Federal and state regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At June 30, 2007, RB&T could, without prior approval, declare dividends of approximately $54.7 million. The Company does not plan to pay dividends from Republic Bank in the foreseeable future.

Capital

Total stockholders’ equity increased from $237 million at December 31, 2006 to $242 million at June 30, 2007. The increase in stockholders’ equity was primarily attributable to net income earned during 2007 reduced by cash dividends declared and the repurchase of 325,000 shares of Company stock at a weighted average price of $18.46 per share.

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

Banking regulators’ have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capitial and Tier I Leverage ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Tier I Leverage, Tier I

Capital and Total Risk Based Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the Federal Reserve and FDIC. Republic’s average capital to average assets ratio was 7.95% at June 30, 2007 compared to 7.90% at December 31, 2006. Formal measurements of the capital ratios for Republic and the Bank are performed by management at each quarter end.

In 2004, the Company executed an intragroup trust preferred transaction, with the purpose of providing RB&T access to additional capital markets, if needed, in the future. On a consolidated basis, this transaction has had no impact to the capital levels and ratios of the Company. The subordinated debentures held by RB&T, as a result of this transaction, however, are treated as Tier 2 capital based on requirements administered by the Bank’s federal banking agency. If RB&T’s Tier I capital ratios should not meet the minimum requirement to be well-capitalized, the Company could immediately modify the transaction in order to maintain its well-capitalized status.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of June 30, 2007 and December 31, 2006.

Table 6 — Capital Ratios

	As of June 30, 2007		As of December 31, 2006
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$284,433	13.99%	$280,354	14.30%
Republic Bank & Trust Co.	264,065	13.29	253,861	13.32
Republic Bank	12,189	28.56	11,938	20.68

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$273,276	13.45	$269,136	13.73
Republic Bank & Trust Co.	229,827	11.57	219,582	11.52
Republic Bank	11,820	27.70	11,546	20.00

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$273,276	8.99	$269,136	8.92
Republic Bank & Trust Co.	229,827	7.73	219,582	7.45
Republic Bank	11,820	15.71	11,546	13.12

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

Republic utilizes an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are evaluated with the model. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve. These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve. As with the Company’s previous simulation models, the June 30, 2007 simulation analysis continues to indicate that an increase in interest rates would generally have a negative effect on net interest income and a decrease in interest rates would generally have a positive impact on net interest income. As the Company has continued to implement strategies to mitigate the negative impact of rising interest rates, these strategies have lessened the positive impact from lowering interest rates.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 1A. “Risk Factors.”

Item 4.     Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.         Risk Factors.

Information regarding risk factors appears in the Company’s Form 10-K for the year ending December 31, 2006, under the heading titled “Cautionary Statement Regarding Forward-Looking Statements” and in the Form 10-K Part I, Item 1A “Risk Factors.” There has been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2007 are included in the following table:

Period	Total Numberof Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1— April 30	31,899		$20.33	—
May 1— May 31	165,000		18.16	165,000
June 1 — June 30	162,430		18.76	160,000
Total	359,329	*	$18.63	325,000	305,414

* - Includes 34,329 shares repurchased by the Company in connection with stock option exercises.

During the first six months of 2007, the Company repurchased 325,000 shares and there were 34,329 shares exchanged for stock option exercises. During the second quarters of 2007 and 2006, the Company’s Board of Directors approved the repurchase of an additional 300,000 and 315,000 shares, respectively, from time to time, if market conditions are deemed favorable to the Company. All repurchase programs will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2007, the Company had 305,414 shares which could be repurchased under the current stock repurchase programs. All share and per share data has been restated to reflect stock dividends.

During the first six months of 2007, Republic issued approximately 1,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

August 9, 2007	By:	Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

August 9, 2007	By:	Kevin Sipes
Executive Vice President, Chief Financial Officer and Chief Accounting Officer