Form 10-Q
period 2007-09-30
REPUBLIC BANCORP INC /KY/
filed 2007-11-09
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 31, 2007, was 17,937,281 and 2,346,667, respectively.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)

ASSETS:

Cash and cash equivalents	$73,674	$81,613
Trading securities	65	—
Securities available for sale	544,574	503,727
Securities to be held to maturity (fair value of $55,991 in 2007 and $58,824 in 2006)	55,624	58,045
Mortgage loans held for sale	4,430	5,724
Loans, net of allowance for loan losses of $12,102 and $11,218 (2007 and 2006)	2,382,482	2,287,670
Federal Home Loan Bank stock, at cost	23,955	23,111
Premises and equipment, net	38,587	36,560
Goodwill	10,025	10,016
Other assets and accrued interest receivable	37,501	40,321

TOTAL ASSETS	$3,170,917	$3,046,787

LIABILITIES:

Deposits:
Non-interest-bearing	$289,699	$279,026
Interest-bearing	1,444,610	1,413,696
Total deposits	1,734,309	1,692,722

Securities sold under agreements to repurchase and other short-term borrowings	353,283	401,886
Federal Home Loan Bank advances	769,637	646,572
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	28,478	27,019

Total liabilities	2,926,947	2,809,439

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,819	4,683
Additional paid in capital	119,445	97,394
Retained earnings	120,449	137,673
Unearned shares in Employee Stock Ownership Plan	(645)	(1,011)
Accumulated other comprehensive loss	(98)	(1,391)

Total stockholders’ equity	243,970	237,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,170,917	$3,046,787

See accompanying footnotes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME:

Loans, including fees	$40,702	$37,525	$125,701	$112,039
Taxable securities	7,809	5,622	21,606	15,873
Tax exempt securities	23	80	76	80
Federal Home Loan Bank stock and other	499	551	2,009	1,934
Total interest income	49,033	43,778	149,392	129,926

INTEREST EXPENSE:

Deposits	14,257	11,267	40,254	31,776
Securities sold under agreements to repurchase and other short-term borrowings	4,799	3,954	14,942	10,946
Federal Home Loan Bank advances	7,678	7,070	21,392	18,049
Subordinated note	634	634	1,881	1,881
Total interest expense	27,368	22,925	78,469	62,652

NET INTEREST INCOME	21,665	20,853	70,923	67,274

Provision for loan losses	1,376	110	5,203	2,013

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,289	20,743	65,720	65,261

NON INTEREST INCOME:

Service charges on deposit accounts	4,870	4,291	13,680	12,043
Electronic refund check fees	77	3	4,189	3,954
Net RAL securitization income	11	113	3,713	2,531
Mortgage banking income	905	657	2,051	1,599
Debit card interchange fee income	1,105	935	3,216	2,674
Other	538	483	1,599	1,536
Total non interest income	7,506	6,482	28,448	24,337

NON INTEREST EXPENSES:

Salaries and employee benefits	11,051	9,541	34,703	30,965
Occupancy and equipment, net	4,461	3,550	12,795	10,933
Communication and transportation	859	593	2,561	1,895
Marketing and development	815	543	2,482	1,728
Bankshares tax	629	546	1,922	1,648
Data processing	679	536	1,907	1,630
Debit card interchange expense	591	425	1,681	1,198
Supplies	391	289	1,299	947
Other	1,802	1,539	6,428	4,652
Total non interest expenses	21,278	17,562	65,778	55,596

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$6,517	$9,663	$28,390	$34,002

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS	2,285	3,309	9,883	11,822

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	4,232	6,354	18,507	22,180

INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE	—	522	—	345

INCOME TAX EXPENSE FROM DISCONTINUED OPERATIONS	—	182	—	120

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	340	—	225

NET INCOME	$4,232	$6,694	$18,507	$22,405

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Unrealized gain on securities available for sale	$1,898	$2,062	$1,293	$1,369
Less: Reclassification of realized amount	—	—	—	—
Net unrealized gain recognized in comprehensive income	1,898	2,062	1,293	1,369

COMPREHENSIVE INCOME	$6,130	$8,756	$19,800	$23,774

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS:

Class A Common Stock	$0.21	$0.31	$0.91	$1.08
Class B Common Stock	0.20	0.30	0.88	1.06

BASIC EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:

Class A Common Stock	$0.00	$0.02	$0.00	$0.02
Class B Common Stock	0.00	0.02	0.00	0.01

BASIC EARNINGS PER SHARE:

Class A Common Stock	$0.21	$0.33	$0.91	$1.10
Class B Common Stock	0.20	0.32	0.88	1.07

DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS:

Class A Common Stock	$0.21	$0.30	$0.88	$1.05
Class B Common Stock	0.20	0.29	0.86	1.03

DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:

Class A Common Stock	$0.00	$0.02	$0.00	$0.01
Class B Common Stock	0.00	0.02	0.00	0.02

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$0.21	$0.32	$0.88	$1.06
Class B Common Stock	0.20	0.31	0.86	1.05

See accompanying footnotes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share data)

						Unearned
						Shares in
	Common Stock					Employee	Accumulated
	Class A	Class B		Additional		Stock	Other	Total
	Shares	Shares		Paid In	Retained	Ownership	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	Loss	Equity

BALANCE, January 1, 2007	18,242	2,350	$4,683	$97,394	$137,673	$(1,011)	$(1,391)	$237,348

FIN 48 adjustment	—	—	—	—	(359)	—	—	(359)

Net income	—	—	—	—	18,507	—	—	18,507

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	1,293	1,293

Dividends declared Common Stock:
Class A ($0.314 per share)	—	—	—	—	(5,693)	—	—	(5,693)
Class B ($0.286 per share)	—	—	—	—	(671)	—	—	(671)

Stock options exercised, net of shares redeemed	178	—	39	1,475	(230)	—	—	1,284

Repurchase of Class A Common Stock	(527)	—	(118)	(3,118)	(6,063)	—	—	(9,299)

Conversion of Class B Common Stock to Class A Common Stock	3	(3)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	34	—	—	291	—	366	—	657

Stock dividend	—	—	215	22,500	(22,715)	—	—	—

Note receivable on common stock, net of cash payments	—	—	—	58	—	—	—	58

Deferred compensation expense - Company Stock	—	—	—	118	—	—	—	118

Stock option expense	—	—	—	727	—	—	—	727

BALANCE, September 30, 2007	17,930	2,347	$4,819	$119,445	$120,449	$(645)	$(98)	$243,970

See accompanying footnotes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, (in thousands)

	2007	2006
OPERATING ACTIVITIES:
Net income	$18,507	$22,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	5,506	5,303
Federal Home Loan Bank stock dividends	(342)	(933)
Provision for loan losses, including provision from discontinued operations	5,203	1,660
Net gain on sale of mortgage loans held for sale	(1,483)	(1,034)
Origination of mortgage loans held for sale	(169,124)	(121,270)
Proceeds from sale of mortgage loans held for sale	171,901	127,356
Net gain on sale of RALs	(2,261)	(2,022)
Increase in RAL securitization residual	(1,452)	(509)
Origination of RALs sold	(350,414)	(213,423)
Proceeds from sale of RALs	319,882	194,550
Paydown of trading securities	33,701	21,404
Net accretion of premiums on securities	(4,343)	(2,094)
Net gain on sale of other real estate owned	(21)	(90)
Deferred director compensation expense – Company stock	118	104
Employee Stock Ownership Plan expense	657	612
Stock option expense	727	619
Changes in other assets and liabilities:
Accrued interest receivable	(1,703)	(2,899)
Accrued interest payable	(1,211)	380
Other assets	2,761	(3,200)
Other liabilities	1,737	(48)
Net cash provided by operating activities	28,346	26,871

INVESTING ACTIVITIES:
Purchases of securities available for sale	(2,987,657)	(1,605,681)
Purchase of securities to be held to maturity	—	(383)
Purchase of Federal Home Loan Bank stock	(502)	(138)
Proceeds from calls, maturities and paydowns of securities available for sale	2,953,259	1,603,764
Proceeds from calls, maturities and paydowns of securities to be held to maturity	2,434	7,365
Proceeds from sales of other real estate owned	1,243	1,322
Net increase in loans	(100,645)	(155,753)
Purchases of premises and equipment, net	(6,376)	(4,337)
Net cash used in investing activities	(138,244)	(153,841)

FINANCING ACTIVITIES:
Net change in deposits	41,584	(55,313)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(48,603)	11,987
Payments on Federal Home Loan Bank advances	(293,135)	(237,401)
Proceeds from Federal Home Loan Bank advances	416,200	402,000
Repurchase of Common Stock	(9,299)	(575)
Net proceeds from Common Stock options exercised	1,284	388
Cash dividends paid	(6,072)	(5,140)
Net cash provided by financing activities	101,959	115,946

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,939)	(11,024)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,613	77,169
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,674	$66,145

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$79,681	$62,302
Income taxes	9,711	10,505

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$777	$1,036
Retained securitization residual	32,314	22,956

See accompanying footnotes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – SEPTEMBER 30, 2007 AND 2006 (UNAUDITED) AND DECEMBER 31, 2006

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company (“RB&T”) and Republic Bank (collectively referred together with RB&T as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust. Republic Invest Co. includes its subsidiary, Republic Capital LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. During the fourth quarter of 2006, the Company merged its Republic Bank & Trust Company of Indiana bank charter into RB&T. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

At September 30, 2007, Republic operated 38 banking centers, primarily in the retail banking industry, and conducts its operations predominately in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky, southern Indiana, Pasco County, Florida (Metropolitan Tampa) and through an Internet banking delivery channel. Republic’s consolidated results of operations are dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning assets represent securities and real estate mortgage, commercial and consumer loans. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts and short-term and long-term borrowings.

Other sources of banking income include service charges on deposit accounts, fees charged to customers for trust services and revenue generated from mortgage banking activities, which represents both the origination and sale of loans in the secondary market and servicing loans for others.

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

RB&T is one of a limited number of financial institutions which facilitate the payment of federal and state tax refunds through tax-preparers located throughout the United States. The Company facilitates the payment of these tax refunds through three primary products: Refund Anticipation Loans (“RALs”), Electronic Refund Checks (“ERCs”) and Electronic Refund Deposits (“ERDs”). RALs are classified as consumer loans. ERCs and ERDs are products whereby a tax refund is issued to the taxpayer after RB&T has received the refund from the federal or state government.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2006.

New Accounting Standards – In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140.” This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of SFAS 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard became effective January 1, 2007 and the adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No.(“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not filed returns in certain states where it conducted limited lending activity but had no offices; therefore, the Company is open to examination for all years in which the lending activity has occurred. The Company adopted the provisions of FIN 48 on January 1, 2007 and recognized a decrease in stockholders’ equity of $359,000 for unrecognized state income tax expense. The liability recorded included an estimate of the amount of tax which would be due to those states should it be determined that income tax filings were required. It is the Company’s policy to recognize interest and penalties as a component of income tax expense related to its unrecognized state tax liability. The Company is currently negotiating settlements of past tax liabilities with certain states under voluntary disclosure programs.

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

In September 2006, the FASB EITF finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).” This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue was effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact upon the Company.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which requires changes to how certain instruments are measured, both those for which fair value is elected and those where generally accepted accounting principles require use of fair value. The effective date for this statement is the beginning of the first fiscal year beginning after November 15, 2007, which is January 1, 2008 for the Company or one year earlier should the Company elect to do so by April 30, 2007. The Company did not elect to early adopt this standard and as such, it will apply beginning January 1, 2008.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This Statement allows companies to record certain financial assets and financial liabilities at full fair value if they so choose. The statement was issued to mitigate volatility in reported earnings caused by an accounting model utilizing multiple measurement attributes. The adoption of the fair value option is recorded as a cumulative-effect adjustment to the opening balance of retained earnings, which would be January 1, 2008 for the Company.

Upon adoption, the difference between the carrying amount and the fair value of the items chosen is removed from the balance sheet and included in the cumulative-effect adjustment. Subsequent changes in fair value are recorded through the income statement. The Company did not elect to early adopt this standard and as such, it will apply beginning January 1, 2008.

Securitization – The Company utilized a securitization structure to fund, over a four week period, a portion of the RALs originated during the first quarters of 2007 and 2006. The securitization consisted of a total of $347 million and $206 million of loans originated and sold during January and February of 2007 and 2006, respectively. The Company’s continuing involvement in loans sold into the securitization was limited to only servicing of the loans. Compensation for servicing of the loans securitized was not contingent upon performance of the loans securitized.

Generally, from mid January to the end of February of each year, RALs which meet certain underwriting criteria related to refund amount and Earned Income Tax Credit amount are classified as loans held for sale upon origination and sold into the securitization. All other RALs originated are retained by the Company. There are no RALs held for sale as of any quarter end. The Company retains a related residual value in the securitization, which is classified on the balance sheet as a trading asset. The initial residual interest has a weighted average life of approximately one month, and as such, substantially all of its cash flows are received by the end of the first quarter. The disposition of the remaining anticipated cash flows is expected to occur within the remainder of the year. At its initial valuation and on a quarterly basis thereafter, the Company adjusts the carrying amount of the residual value to its fair value, which is determined based on its expected future cash flows and is significantly influenced by the anticipated credit losses of the underlying RALs.

The Company concluded that the transaction was a sale as defined in SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” This conclusion was based on, among other things, legal isolation of assets, the ability of the purchaser to pledge or sell the assets, and the absence of a right or obligation of the Company to repurchase the financial assets.

See the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” in Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 10 “Segment Information” and Footnote 11 “Securitization” of Part 1 Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

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

2.                                      DISCONTINUED OPERATIONS – PAYDAY LENDING

By letter to RB&T dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and requested that the Board of Directors consider terminating this line of business. Consequently, on February 24, 2006, RB&T and ACE Cash Express, Inc. (“ACE”) amended the agreement regarding RB&T’s payday loan activities in Texas, Pennsylvania and Arkansas. With respect to Texas, RB&T ceased offering payday loans the week of February 27, 2006. With respect to Arkansas and Pennsylvania, RB&T ceased offering payday loans on September 30, 2006. The Company did not incur any additional costs related to the termination of the contract and does not anticipate incurring any additional costs in the future. The Company had no payday loans outstanding related to the above contract at September 30, 2007 and December 31, 2006.

By letter to Republic Bank & Trust Company of Indiana dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and asked the Board of Directors to consider terminating this line of business. Republic Bank & Trust Company of Indiana voluntarily elected to terminate its Internet payday loan program the week of February 20, 2006.

The Internet payday loan program began operating in July 2005 and remained in a developmental stage until its termination date. The Company had no payday loans outstanding related to the above program at September 30, 2007 and December 31, 2006.

There were no assets, liabilities or stockholders’ equity related to the discontinued operation as of September 30, 2007 and December 31, 2006.

The following table details the statements of income of the discontinued operation:

Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2007	2006	2007	2006

Interest income:
Loans, including fees	$—	$3	$—	$528
Total interest income	—	3	—	528

Interest expense:
Federal Home Loan Bank advances	—	—	—	30
Total interest expense	—	—	—	30

Net interest income	—	3	—	498
Provision for loan losses	—	(33)	—	(353)
Net interest income after provision for loans losses	—	36	—	851

Non interest income:
Other	—	500	—	500
Total non interest income	—	500	—	500

Non interest expense:
Salaries and employee benefits	—	—	—	120
Occupancy and equipment, net	—	—	—	115
Marketing and development	—	—	—	108
Data processing expense	—	—	—	130
Other	—	14	—	533
Total non interest expenses	—	14	—	1,006

Income before income tax expense	—	522	—	345
Income tax expense	—	182	—	120
Net income	$—	$340	$—	$225

3.                                      SECURITIES

Trading securities:

Trading securities consisting of the residual interest in the RAL securitization totaled $65,000 and $0 at September 30, 2007 and December 31, 2006.

Securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2007 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$225,427	$426	$(286)	$225,567
FHLMC preferred stock	2,000	—	—	2,000
Corporate mortgage backed and other corporate mortgage-related securities	36,495	—	(792)	35,703
Mortgage backed securities, including CMOs	280,804	1,198	(698)	281,304

Total securities available for sale	$544,726	$1,624	$(1,776)	$544,574

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2006 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$287,789	$156	$(1,673)	$286,272
FHLMC preferred stock	2,000	64	—	2,064
Corporate mortgage backed and other corporate mortgage-related securities	45,150	70	(10)	45,210
Mortgage backed securities, including CMOs	170,930	704	(1,453)	170,181

Total securities available for sale	$505,869	$994	$(3,136)	$503,727

Securities to be held to maturity:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
September 30, 2007 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$8,100	$2	$—	$8,102
Obligations of states and political subdivisions	383	12	—	395
Mortgage backed securities, including CMOs	47,141	520	(167)	47,494

Total securities to be held to maturity	$55,624	$534	$(167)	$55,991

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
December 31, 2006 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$8,586	$—	$(50)	$8,536
Obligations of states and political subdivisions	383	16	—	399
Mortgage backed securities, including CMOs	49,076	1,057	(244)	49,889

Total securities to be held to maturity	$58,045	$1,073	$(294)	$58,824

Securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2007	December 31, 2006
Carrying value	$488,800	$470,777
Fair value	489,186	469,148

4.                                      LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30,	December 31,
(in thousands)	2007	2006

Residential real estate	$1,184,027	$1,173,813
Commercial real estate	667,916	652,773
Real estate construction	142,162	105,318
Commercial	85,027	66,559
Consumer	38,132	40,408
Overdrafts	1,895	1,377
Home equity	275,425	258,640
Total loans	2,394,584	2,298,888
Less:
Allowance for loan losses	12,102	11,218

Loans, net	$2,382,482	$2,287,670

An analysis of the Allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Allowance for loan losses at beginning of period	$11,157	$10,760	$11,218	$11,009

Provision for loan losses from continuing operations	1,376	110	5,203	2,013
Provision for loan losses from discontinued operations	—	(33)	—	(353)

Charge offs – Banking	(756)	(454)	(1,709)	(1,615)
Charge offs – Tax Refund Solutions	(6)	—	(4,246)	(1,358)
Charge offs – Discontinued operations	—	—	—	(409)

Recoveries – Banking	171	189	683	512
Recoveries – Tax Refund Solutions	160	284	953	978
Recoveries – Discontinued operations	—	1	—	80

Allowance for loan losses at end of period	$12,102	$10,857	$12,102	$10,857

Information regarding Republic’s impaired loans is as follows:

	September 30,	December 31,
(in thousands)	2007	2006

Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	—	525

Total	$—	$525

Amount of the allowance for loan losses allocated	$—	$120
Average investment in impaired loans	—	872
Interest income recognized during impairment	—	—
Interest income recognized on a cash basis on impaired loans	—	—

Detail of non performing loans and non performing assets is as follows:

	September 30,	December 31,
(dollars in thousands)	2007	2006

Loans on non-accrual status	$9,156	$5,980
Loans past due 90 days or more and still on accrual	2,948	413
Total non performing loans	12,104	6,393
Other real estate owned	102	547

Total non performing assets	$12,206	$6,940

Non performing loans to total loans	0.51%	0.28%
Non performing assets to total loans	0.51	0.30

5.                                      DEPOSITS

	September 30,	December 31,
(in thousands)	2007	2006
Interest-bearing demand	$188,648	$197,225
Money market accounts	655,096	498,943
Internet money market accounts	11,606	18,135
Savings	32,299	37,690
Individual retirement accounts	55,050	54,180
Certificates of deposit, $100,000 and over	155,330	171,706
Other certificates of deposit	247,373	269,828
Brokered deposits	99,208	165,989
Total interest-bearing deposits	1,444,610	1,413,696
Total non interest-bearing deposits	289,699	279,026
Total	$1,734,309	$1,692,722

6.   FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

(in thousands)	September 30, 2007	December 31, 2006

FHLB putable fixed interest rate advances with a weighted average interest rate of 4.51%(1)	$150,000	$50,000

Overnight FHLB advances with an interest rate of 5.08%	296,000	98,000

FHLB fixed interest rate advances with a weighted average interest rate of 4.33% due through 2035	323,637	498,572

Total FHLB advances	$769,637	$646,572

(1) Represents putable advances with the FHLB. These advances have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not put back to the Company earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Company at no penalty. During the first quarter of 2007, the Company entered into $100 million of putable advances with a final maturity of 10 years and a fixed rate period of 3 years. Based on market conditions at this time, management does not believe that any of its putable advances are likely to be put back to the Company in the near term by the FHLB.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At September 30, 2007, Republic had available collateral to borrow an additional $195 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $217 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below. The Company’s putable advances have been included with the 2007 and 2010 maturities, based on when Management expects the advances to be called.

Year	(in thousands)

2007	$356,000
2008	138,500
2009	107,200
2010	162,370
2011	—
Thereafter	5,567

Total	$769,637

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the FHLB:

	September 30,	December 31,
(in thousands)	2007	2006

First lien, single family residential	$864,000	$842,000
Home equity lines of credit	84,000	82,000
Multi-family, commercial real estate	28,000	43,000

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

As of September 30, 2007, exclusive of mortgage banking loan commitments, Republic had outstanding loan commitments totaling $580 million, which included unfunded home equity lines of credit totaling $332 million. As of December 31, 2006, exclusive of mortgage banking loan commitments, Republic had outstanding loan commitments totaling $476 million, which included unfunded home equity lines of credit totaling $315 million. These commitments generally have variable rates.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $39 million at September 30, 2007 and $9 million at December 31, 2006. Approximately $14 million of the increase during 2007 relates to a single letter of credit that originated during the second quarter of 2007.

At September 30, 2007 Republic had $12 million in letters of credit from the FHLB used as credit enhancements for customer bond offerings. At December 31, 2006, Republic had $72 million in letters of credit from the FHLB issued on behalf of the Bank’s customers with $12 million used as credit enhancements for customer bond offerings. The remaining $60 million letter of credit was used to collateralize a public funds deposit, which the Company classified in short-term borrowings at March 31, 2007 and December 31, 2006. These letters of credit reduce or served to reduce Republic’s available borrowing line at the FHLB by the amount of the letters of credit. Republic uses a blanket pledge of eligible real estate loans to secure the letters of credit.

Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments. Forward contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. The approximate notional amounts and realized gain / (loss) are as follows:

(in thousands)	September 30, 2007	December 31, 2006

Forward contracts:
Notional amount	$14,000	$14,500
(Loss)/Gain on change in market value of forward contracts	(13)	93

Rate lock commitments:
Notional amount	$11,996	$13,443
Gain/(loss) on change in market value of rate lock commitments	18	(38)

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2007	2006	2007	2006

Net income from continuing operations	$4,232	$6,354	$18,507	$22,180
Net income from discontinued operations	—	340	—	225
Net income, basic and diluted	$4,232	$6,694	$18,507	$22,405

Weighted average shares outstanding	20,336	20,510	20,516	20,487
Effect of dilutive securities	281	550	420	558
Average shares outstanding including dilutive securities	20,617	21,060	20,936	21,045

Basic earnings per share from continuing operations:
Class A Common Stock	$0.21	$0.31	$0.91	$1.08
Class B Common Stock	0.20	0.30	0.88	1.06

Basic earnings per share from discontinued operations:
Class A Common Stock	$0.00	$0.02	$0.00	$0.02
Class B Common Stock	0.00	0.02	0.00	0.01

Basic earnings per share:
Class A Common Stock	$0.21	$0.33	$0.91	$1.10
Class B Common Stock	0.20	0.32	0.88	1.07

Diluted earnings per share from continuing operations:
Class A Common Stock	$0.21	$0.30	$0.88	$1.05
Class B Common Stock	0.20	0.29	0.86	1.03

Diluted earnings per share from discontinued operations:
Class A Common Stock	$0.00	$0.02	$0.00	$0.01
Class B Common Stock	0.00	0.02	0.00	0.02

Diluted earnings per share:
Class A Common Stock	$0.21	$0.32	$0.88	$1.06
Class B Common Stock	0.20	0.31	0.86	1.05

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Antidilutive stock options	848,359	64,962	376,210	409,882

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

See the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” in Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 11 “Securitization” of Part 1 Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

Segment information for the three and nine month periods ended September 30, 2007 and 2006 follows:

	Three Months Ended September 30, 2007
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$21,517	$52	$96	$21,665	$—
Provision for loan losses	1,530	(154)	—	1,376	—
Electronic Refund Check fees	—	77	—	77	—
Net RAL securitization income	—	11	—	11	—
Mortgage banking income	—	—	905	905	—
Other revenue	6,732	(11)	(208)	6,513	—
Income tax expense (benefit)	2,546	(466)	205	2,285	—
Net income (loss)	4,738	(889)	383	4,232	—
Segment assets	3,163,110	3,294	4,513	3,170,917	—
Net interest margin	2.88%	0.00%	2.76%	2.88%	—

	Three Months Ended September 30, 2006
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$20,620	$143	$90	$20,853	$3
Provision for loan losses	395	(285)	—	110	(33)
Electronic Refund Check fees	—	3	—	3	—
Net RAL securitization income	—	113	—	113	—
Mortgage banking income	—	—	657	657	—
Other revenue	5,984	6	(281)	5,709	500
Income tax expense (benefit)	3,443	(228)	94	3,309	182
Net income (loss)	6,554	(379)	179	6,354	340
Segment assets	2,872,384	2,787	1,603	2,876,774	—
Net interest margin	3.06%	0.00%	3.33%	3.08%	—

	Nine Months Ended September 30, 2007
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$63,788	$6,829	$306	$70,923	$—
Provision for loan losses	1,910	3,293	—	5,203	—
Electronic Refund Check fees	—	4,189	—	4,189	—
Net RAL securitization income	—	3,713	—	3,713	—
Mortgage banking income	—	—	2,051	2,051	—
Other revenue	19,272	(65)	(712)	18,495	—
Income tax expense	7,195	2,345	343	9,883	—
Net income	13,472	4,392	643	18,507	—
Segment assets	3,163,110	3,294	4,513	3,170,917	—
Net interest margin	2.91%	56.09%	2.63%	3.21%	—

	Nine Months Ended September 30, 2006
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$61,318	$5,734	$222	$67,274	$498
Provision for loan losses	1,634	379	—	2,013	(353)
Electronic Refund Check fees	—	3,954	—	3,954	—
Net RAL securitization income	—	2,531	—	2,531	—
Mortgage banking income	—	—	1,599	1,599	—
Other revenue	16,821	13	(581)	16,253	500
Income tax expense	8,924	2,669	229	11,822	120
Net income	16,742	5,008	430	22,180	225
Segment assets	2,872,384	2,787	1,603	2,876,774	—
Net interest margin	3.09%	63.25%	3.59%	3.36%	—

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

As part of the securitization, the Company established a two step structure to handle the sale of the assets to third party investors. In the first step, a sale provided for TRS RAL, LLC to purchase the assets from RB&T as Originator and Servicer. In the second step, a sale and administration agreement was entered into by and among TRS RAL, LLC and various other third parties with TRS RAL, LLC retaining a residual interest in an over-collateralization. The residual value related to the securitization is presented as a trading security on the balance sheet and totaled $65,000 and $0 at September 30, 2007 and December 31, 2006.

Detail of Net RAL securitization income follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Net gain on sale of RALs	$5	$—	$2,261	$2,022
Increase in securitization residual	6	113	1,452	509
Net RAL securitization income	$11	$113	$3,713	$2,531

See the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” in Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 10 “Segment Information” of Part 1 Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the Parent Company of Republic Bank & Trust Company, (“RB&T”), Republic Bank (collectively referred together with RB&T as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust. Republic Invest Co. includes its subsidiary, Republic Capital LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Item 1 “Financial Statements.”

This discussion includes various forward-looking statements with respect to credit quality, including but not limited to, delinquency trends and the adequacy of the allowance for loan losses, business segments, corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters. Broadly speaking, forward-looking statements may include:

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

OVERVIEW

Net income from continuing operations for the quarters ended September 30, 2007 and 2006 was $4.2 million and $6.4 million. Diluted earnings per Class A Common Share from continuing operations was $0.21 and $0.30 for the quarters ended September 30, 2007 and 2006. Net income for the quarters ended September 30, 2007 and 2006 was $4.2 million and $6.7 million with diluted earnings per Class A Common Share of $0.21 and $0.32 for the same periods.

Net income from continuing operations for the nine months ended September 30, 2007 was $18.5 million, representing a decline of $3.7 million, or 17%, compared to the same period in 2006. Diluted earnings per Class A Common Share from continuing operations declined 16% to $0.88 for the nine months ended September 30, 2007 compared to $1.05 for the same period in 2006. Overall net income for the nine months ended September 30, 2007 was $18.5 million, representing a decline of $3.9 million, or 17%, compared to the same period in 2006. Diluted earnings per Class A Common Share declined 17% to $0.88 for the nine months ended September 30, 2007 compared to $1.06 for the same period in 2006.

General highlights for the third quarter and nine months ended September 30, 2007 consist of the following:

•                  Total loans grew by $173 million, or 8%, from just over $2.2 billion at September 30, 2006 to $2.4 billion at September 30, 2007. Total loans grew $96 million, or 4%, during the nine months ended September 30, 2007 with $61 million of this growth occurring in the third quarter of the year. Growth in loans primarily occurred across three major categories: real estate construction, commercial, and home equity, as the Company continued to focus its efforts on the origination of immediately repricing loans.

•                  Net income from the Company’s traditional “Banking” business segment decreased $1.8 million, or 28%, for the third quarter of 2007 compared to the third quarter of 2006. Net income decreased $3.3 million, or 20%, within the traditional Banking segment for the nine months ended September 30, 2007 compared to the same period in 2006. The decrease for both periods was due primarily to continued compression of the Company’s net interest margin combined with a significant increase in non interest expenses. The Company benefited from a reversal in incentive compensation accruals of $850,000 and $750,000 during the third quarters ended September 30, 2007 and 2006, respectively.

•                  Net income from the Company’s “Tax Refund Solutions” (“TRS”) business segment decreased $616,000, or 12%, for the nine months ended September 30, 2007 compared to the same period in 2006, as an increase in revenue resulting from higher RAL volume was more than offset by an increase in losses associated with RALs.

•                  The Company recorded a provision for loan losses of $1.4 million for the third quarter 2007, compared to a provision of $110,000 for the same period in 2006. Included in the provision for loan losses during the third quarter of 2007 and 2006 were credits of $154,000 and $285,000 for recoveries of previously recorded losses associated with RALs. The Banking segment provision for loan losses was $1.5 million for the third quarter of 2007 compared to $395,000 for the same period in 2006. The $1.1 million increase in the bank level provision expense for the quarter was primarily due to growth in loans, as well as an increase in classified loans and delinquencies.

•                  The Company recorded a provision for loan losses of $5.2 million for the nine months ended September 30, 2007, compared to a provision of $2.0 million for the same period in 2006. Included in the provision for loan losses for the nine months ended September 30, 2007 and 2006 was $3.3 million and $379,000 for losses associated with RALs. The increase in anticipated losses associated with RALs was primarily due to higher confirmed fraud and from an increase in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts. The Banking segment provision for loan losses was $1.9 million for the nine months ended September 30, 2007 compared to $1.6 million for the same period in 2006. As with the third quarter of 2007, the increase in the bank level provision expense for the nine months ended September 30, 2007 compared to the same period in 2006 was due to growth in loans, as well as an increase in classified loans and delinquencies.

•                  Service charges on deposit accounts increased $1.6 million, or 14%, during the nine months ended September 30, 2007 and $579,000, or 13%, for the quarter ended September 30, 2007 compared to the same periods in 2006. The increases in service charges on deposit accounts for both the quarter and nine months ended September 30, 2007 were due to growth in the number of checking accounts and an increase in the Bank’s overdraft fees.

•                  Total non interest expenses increased $10.2 million, or 18%, during the nine months ended September 30, 2007 and $3.7 million, or 21%, for the quarter ended September 30, 2007 compared to the same periods in 2006. This increase was primary attributable to increases in salaries and employee benefits resulting from an increase in full time equivalent employees (“FTEs”), as well as increased infrastructure costs. The Company has added staffing in both sales and support functions as a result of new banking center locations and expectations for future growth. In addition, the Company also added approximately 20 FTE’s in Florida as a result of the GulfStream Community Bank acquisition in October 2006.

BUSINESS SEGMENT COMPOSITION

As of September 30, 2007, the Company was divided into three distinct business operating segments: Banking, Tax Refund Solutions and Mortgage Banking. As discussed throughout this document, the Company substantially exited the deferred deposit business during the first quarter of 2006; therefore, the deferred deposit segment operations are presented as discontinued operations. Total assets, net income and net interest margin by segment for the three and nine month periods ended September 30, 2007 and 2006 are presented below:

	Three Months Ended September 30, 2007
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income (loss)	$4,738	$(889)	$383	$4,232	$—
Segment assets	3,163,110	3,294	4,513	3,170,917	—
Net interest margin	2.88%	0.00%	2.76%	2.88%	—

	Three Months Ended September 30, 2006
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income (loss)	$6,554	$(379)	$179	$6,354	$340
Segment assets	2,872,384	2,787	1,603	2,876,774	—
Net interest margin	3.06%	0.00%	3.33%	3.08%	—

	Nine Months Ended September 30, 2007
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$13,472	$4,392	$643	$18,507	$—
Segment assets	3,163,110	3,294	4,513	3,170,917	—
Net interest margin	2.91%	56.09%	2.63%	3.21%	—

	Nine Months Ended June 30, 2006
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$16,742	$5,008	$430	$22,180	$225
Segment assets	2,872,384	2,787	1,603	2,876,774	—
Net interest margin	3.09%	63.25%	3.59%	3.36%	—

(I)  Banking

As of September 30, 2007, Republic had a total of 38 full-service banking centers with 34 located in Kentucky, two in southern Indiana and two in Pasco County, Florida. RB&T’s primary market areas are located in metropolitan Louisville, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 19 banking centers. RB&T’s central Kentucky market includes 13 banking centers in the following Kentucky cities: Bowling Green (1);Elizabethtown (1); Frankfort (2); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington and Fort Wright. RB&T also has banking centers located in Jeffersonville and New Albany, Indiana. Republic Bank has locations in Port Richey and New Port Richey, Florida. The Company has plans to open additional banking centers in Florence, Crestwood and Shepherdsville, Kentucky; Floyds Knobs, Indiana; and two additional banking centers in Florida, all within the next 12 months.

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

Mortgage Lending – The Bank generally retains adjustable rate residential real estate loans with fixed terms up to ten years. These loans are originated through the Bank’s retail banking center network and LPOs. Fixed rate residential real estate loans that are sold into the secondary market, and their accompanying servicing rights, which may be either sold or retained, are included as a component of the Company’s “Mortgage Banking” segment and are discussed throughout this document.

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

Treasury Management Services – The Bank provides various deposit products designed for business customers located throughout its market areas. Lockbox processing, remote deposit capture, business online banking, account reconciliation and Automated Clearing House (“ACH”) processing are additional services offered to businesses through the Treasury Management department. The “Premier First” product is the premium money market sweep account designed for business customers.

Internet Banking – The Bank expands its market penetration and service delivery by offering customers Internet banking services and products through its Internet site, www.republicbank.com.

Other Banking Services – The Bank also provides trust, title insurance and other related financial institution products and services.

(II)  Tax Refund Solutions (“TRS”)

RB&T is one of a limited number of financial institutions that facilitates the payment of federal and state tax refunds through tax-preparers located throughout the U.S. RB&T facilitates the payment of these tax refunds through three primary products: Refund Anticipation Loans (“RALs”), Electronic Refund Checks (“ERCs”) and Electronic Refund Deposits (“ERDs”). RB&T offers RALs for those taxpayers who apply and qualify and these RALs are repaid when the taxpayers’ refunds are electronically received by RB&T from the government. For those taxpayers who wish to receive their funds electronically via an ACH, RB&T will provide an ERC or an ERD to the taxpayer. An ERC/ERD is issued to the taxpayer after RB&T has received the tax refund from the federal or state government.

See the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” below, as well as Footnote 10 “Segment Information” and Footnote 11 “Securitization” of Part 1 Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

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

Republic believes its critical accounting policies and estimates relate to:

•                  Allowance for loan losses

•                  Mortgage servicing rights

•                  RAL securitization and valuation of residual

•                  Income tax accounting

•                  Goodwill and other intangible assets

Allowance for Loan Losses – Republic maintains an allowance for probable incurred credit losses inherent in the Company’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the allowance for the loan losses on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis. Management estimates the allowance required using past loan loss experience, the nature and size of the portfolio, borrower capacity, estimated collateral values, economic conditions, regulatory requirements and guidance and various other factors. While management estimates the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial and commercial real estate portfolio are more dependent upon ongoing credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off. Loan losses are charged against the allowance at the point in time management deems a loan uncollectible.

Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type. Loans that are past due 90 days or more and that are not specifically classified are uniformly assigned a risk weighted percentage ranging from 15% to 100% of the loan balance based upon the loan type. Management evaluates the remaining loan portfolio by reviewing the historical loss rate for each respective loan type. Both an average five-year loss rate and a loss rate based on heavier weighting of the previous two years’ loss experience are reviewed in the analysis. Specialized loan categories are evaluated utilizing subjective factors in addition to a historical loss calculation to determine a loss allocation for each of those types. As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Based on management’s calculation, an allowance of $12.1 million, or 0.51% of total loans was an adequate estimate of losses within the loan portfolio as of September 30, 2007. This estimate resulted in provision for loan losses on the income statement of $5.2 million during the nine months ended September 30, 2007. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the allowance for loan losses and the resulting effect on the income statement could be material.

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) represent an estimate of the present value of future cash servicing income, net of estimated costs that Republic expects to receive on loans sold with servicing retained by the Company. MSRs are capitalized as separate assets when loans are sold and servicing is retained. This transaction is posted to net gain on sale of loans, a component of mortgage banking income. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Company. The carrying value of MSRs is initially amortized in proportion to and over the period of net servicing income and subsequently adjusted based on the weighted average remaining life. The amortization is recorded as a reduction to mortgage banking income. The MSR asset, net of amortization, recorded at September 30, 2007 was $6.6 million.

The carrying value of the MSRs asset is reviewed monthly for impairment based on the fair value of the MSRs, using groupings of the underlying loans by interest rates. Any impairment of a grouping would be reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to anticipated prepayments within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs is expected to increase as prepayments on the underlying loans would be anticipated to decline. Management utilizes an independent third party on a monthly basis to assist with the fair value estimate of the MSRs. Based on the estimated fair value at September 30, 2007 and December 31, 2006, management determined no impairment of these assets existed and no valuation allowance was necessary.

RAL Securitization and Valuation of Residual – A securitization is a process by which an entity issues securities to investors, with the securities paying a return based on the cash flows from a pool of loans or other financial assets. The Company utilized a securitization structure to fund, over a four week period, a portion of the RALs originated during the first quarters of 2007 and 2006. The securitization consisted of a total of $347 million and $206 million of loans originated and sold during January and February of 2007 and 2006, respectively. The Company’s continuing involvement in loans sold into the securitization was limited to only servicing of the loans. Compensation for servicing of the loans securitized was not contingent upon performance of the loans securitized.

As part of the securitization, the Company established a two step structure to handle the sale of the assets to third party investors. In the first step, a sale provided for TRS RAL Funding, LLC (“TRS RAL, LLC”), a special purpose entity (“SPE”) to purchase the assets from RB&T as Originator and Servicer. In the second step, a sale and administration agreement was entered into by and among TRS RAL, LLC and various other third parties with TRS RAL, LLC retaining a residual interest in an over-collateralization. The residual value related to the securitization, which is presented as a trading security on the balance sheet, was $65,000 and $0 at September 30, 2007 and December 31, 2006.

In the case where Republic transferred financial assets to the SPE, a decision was made as to whether that transfer should be considered a sale. The Company concluded that the transaction was a sale as defined in Statement of Financial Accounting Standard (“SFAS”) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” This conclusion was based on, among other things, legal isolation of assets, the ability of the purchaser to pledge or sell the assets, and the absence of a right or obligation of the Company to repurchase the financial assets. By concluding the transfer was a sale, the Company reduced the negative impact of the RAL program on the Company’s regulatory capital levels.

Residuals are created upon the issuance of private-label securitizations. Residuals represent the first loss position and are not typically rated by the nationally recognized agencies. The value of residuals represents the future cash flows expected to be received by the Company from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction, less the interest rate paid to the investors, less contractually specified fees, adjusted for the effect of estimated credit losses.

The Company retained a related residual value in the securitization and the residual value is classified as a trading asset. The initial residual interest has a weighted average life of approximately one month, and as such, substantially all of its cash flows are received by the end of the first quarter. The disposition of the remaining anticipated cash flows is expected to occur within the remainder of the year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusts the carrying amount of the residual value to its fair value, which is determined based on its expected future cash flows and is significantly influenced by the anticipated credit losses of the underlying RALs.

Accounting for the valuation of retained interests in securitizations requires management’s judgment since these assets are established and accounted for based on cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions regarding credit losses. Because the value of the assets is sensitive to changes in assumptions, the valuation of the residual is considered a critical accounting estimate.

See the section titled “Results of Operations” below, as well as Footnote 10 “Segment Information” and Footnote 11 “Securitization” of Part 1 Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

Income Tax Accounting – Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at September 30, 2007.

Goodwill and Other Intangible Assets – When a company acquires a business the purchased assets and liabilities are recorded at fair value. The fair value of most financial assets and liabilities are determined by estimating the discounted anticipated cash flows from or for the instrument using current market rates applicable to each category of instrument. Excess of consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. Errors in the estimation process of the fair value of acquired assets and liabilities will result in an overstatement or understatement of goodwill. This in turn will result in overstatement or understatement of income and expenses and, in the case of an overstatement of goodwill, could make the Company more subject to an impairment charge when the overstatement is discovered in its annual assessment for impairment.

At a minimum, management is required to assess goodwill and other intangible assets annually for impairment. This assessment involves estimating cash flows for future periods, preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the future cash flows were materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value. Based on its assessment, the Company believes its goodwill of $10 million and other identifiable intangibles of $456,000 are not impaired and are properly recorded in the consolidated financial statements as of September 30, 2007.

RESULTS OF OPERATIONS

Tax Refund Solutions (“TRS”)

For 2007, TRS generated $6.0 million in net RAL fee income, compared to $5.2 million for the same period in 2006. TRS also earned $4.2 million and $4.0 million in net Electronic Refund Check (“ERC”)/Electronic Refund Deposit (“ERD”) revenue during 2007 and 2006. Net RAL securitization income increased $1.2 million, or 47%, to $3.7 million for 2007 compared to $2.5 million 2006.

The total volume of tax return refunds processed during the 2007 tax season increased 20% over the 2006 tax season. RAL origination volume increased 28% during 2007 compared to the same period in 2006, while ERC/ERD volume increased 14% for the same time periods. The overall increase in volume was primarily achieved through successful sales efforts combined with more aggressive rebate incentives paid on the Company’s refund related products. As a percentage of total tax related revenues, RB&T’s rebate incentives paid were 29.9% for the first nine months of 2007 compared to 28.6% for the first nine months of 2006.

While the total tax refund volume for the first nine months of 2007 increased 20% over the same period in 2006, overall segment net income declined $616,000, or 12%, due primarily to higher losses in 2007 associated with RALs. During the first nine months of 2007, the Company provided $3.3 million through its provision for loan losses for losses on RALs retained on-balance sheet by the Company compared to $379,000 for RAL losses during the first nine months of 2006. Additionally, during the first nine months of 2007 and 2006 the Company recorded a net decrease to the fair value of the residual interest of the securitization of $2.0 million and $853,000 for losses related to RALs sold into the securitization. The initial valuations for the estimated losses of the RALs sold into the securitization are reported as a reduction to the gain on sale with subsequent changes reported as an increase or decrease in the residual value.

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

For 2006 and 2007, the Company implemented a RAL securitization to provide an alternative liquidity vehicle to brokered deposits. In addition to providing a funding source, the purpose of the securitization was to reduce the impact to regulatory capital of the RAL portfolio, helping ensure the Company was able to maintain a well-capitalized status. Approximately $347 million and $206 million in RALs were sold through the securitization during the first quarters of 2007 and 2006. RB&T used overnight borrowing lines to fund the RALs it retained on balance sheet.

A component of net RAL securitization income represents an increase/(decrease) on the securitization residual, which results from the quarterly adjustment to the carrying value of the residual asset. The potential exists that in the future the Company may record an additional gain or loss on the securitization residual based on its fair value. The Company believes the impact of these changes in the value of the residual interest will be insignificant to the financial statements and will recognize such changes in subsequent quarters as they are realized.

Detail of net RAL securitization income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006

Net gain on sale of RALs	$5	$—	$2,261	$2,022
Increase in securitization residual	6	113	1,452	509
Net RAL securitization income	$11	$113	$3,713	$2,531

On September 19, 2007, RB&T entered into a three year Program Agreement (the “Program Agreement”) with Jackson Hewitt Inc. (“JHI”) and a three year Technology Services Agreement (the “Technology Agreement”) with Jackson Hewitt Technology Services LLC (“JHTSL”) related to RB&T’s RAL and ERC products. JHI and JHTSL are subsidiaries of Jackson Hewitt Tax Service Inc., which provides computerized preparation of federal, state and local individual income tax returns in the United States through a nationwide network of franchised and company-owned tax offices operating under the brand name Jackson Hewitt Tax Service®. RB&T’s RAL and ERC products essentially comprise the products offered through the Company’s TRS business segment.

Under the Program Agreement, JHI will process applications for TRS and under the Technology Agreement JHTSL will provide technology services to TRS as necessary to support the RAL and ERC products offered by TRS through selected Jackson Hewitt Tax Service offices. Significant terms of the agreements include:

1.     The Program and Technology Agreements will be effective for TRS’ first quarter 2008 RAL and ERC tax season. TRS’ RAL and ERC products are substantially delivered during the first quarter of each year.

2.     The Program Agreement provides for TRS to be the exclusive provider of RAL and ERC products for a select group of Jackson Hewitt Tax Service offices. The Jackson Hewitt offices offering TRS products are subject to agreement each year between TRS and Jackson Hewitt.

3.     The Program and Technology Agreements require RB&T to make minimum fixed annual payments to Jackson Hewitt with an additional variable payment schedule based on growth in the program.

4.     RB&T can terminate the agreements under specified circumstances.

The Company expects that the business generated from the above agreements is more likely than not to have a material positive impact on net income and earnings per share beginning with the first quarter of 2008. During 2007, the select Jackson Hewitt offices that will begin making TRS products available during 2008 produced approximately 70% of the total number of RAL and ERC products generated by TRS with others during 2007. In addition to the contracts signed with Jackson Hewitt, the Company also expects to increase its independent tax-preparer customer base significantly in 2008. Management believes that it is more likely than not that RB&T will process between two and three times the business in the TRS segment during the first quarter of 2008 as it did during the first quarter of 2007. The overall impact of the expected increase in volume to the Company’s earnings for 2008 and beyond will depend upon many factors such as consumer demand for tax related products, consumer demand for Jackson Hewitt services, losses on RALs, overall product mix, and overhead cost to the Company.

See the section titled “Critical Accounting Policies and Estimates” above, as well as Footnote 10 “Segment Information” and Footnote 11 “Securitization” of Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

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

For the third quarter of 2007, net interest income was $21.7 million, an increase of $812,000, or 4%, over the third quarter of 2006. The Company experienced an $897,000, or 4%, increase in net interest income within the Banking segment which was primarily related to growth in the traditional loan portfolio. Traditional “Bank” loans increased $173 million, or 8%, from September 30, 2006 to September 30, 2007.

As illustrated in Table 3, the Company was able to increase its net interest income primarily through growth in the Company’s traditional loan portfolio combined with an increase in yield on new loans and its investment portfolio. The increased interest income from loans and investments was partially offset by increased interest expense on money market accounts and repurchase agreements, which reprice with short-term indices. The Company’s net interest spread from continuing operations declined 17 basis points to 2.29% for the third quarter of 2007 compared to the same period in 2006, while its net interest margin from continuing operations declined 20 basis points to 2.88% for the same period.

For the first nine months of 2007, net interest income was $70.9 million, an increase of $3.6 million, or 5%, over the same period in 2006. The Company experienced a $2.5 million, or 4%, increase in net interest income within the Banking segment, which was primarily related to growth in the traditional loan portfolio as detailed above. The Company also experienced a $1.1 million, or 19%, increase in net interest income within the TRS business segment as a result of the increased RAL volume in 2007. The Company’s net interest spread declined 18 basis points to 2.58% for nine months ended September 30, 2007, while its net interest margin declined 15 basis points to 3.21% for the same period.

The decline in the net interest spread and margin for both the third quarter and nine months ended September 30, 2007 was the result of an increase in the Company’s cost of funds without a similar corresponding increase in the Company’s yield on earning assets. More specifically, the Company continued to experience contraction in its spread and margin due to a “flat” interest rate yield curve in which short-term rates approximated long-term rates. The effect of a flat yield curve was magnified in Republic’s financials because the Company’s liabilities are more sensitive to interest rate movements than its assets. The Company also faced stern competition for deposit funds in its market areas, which continued to increase its incremental cost of deposits obtained. Alternatively, when the Company was unable to gather enough deposits in its geographical market area to fund its asset growth, the Company obtained funding from higher cost borrowing sources such as brokered deposits and/or Federal Home Loan Bank advances.

During September 2007, the Federal Open Markets Committee (“FOMC”) of the Federal Reserve Bank lowered the Federal Funds Target rate by 50 basis points to 4.75%. The Federal Funds Target rate is an index which many short-term deposit rates track. Because the Company’s liabilities are more sensitive to interest rate movements than its assets, management believes the reduction in the Federal Funds Target rate alone will benefit the Company’s net interest income and net interest margin in the near-term. Stern competition for deposit funding, however, will likely continue to increase the Company’s incremental funding costs and cause continued contraction in the Company’s spread and margin unless short-term interest rates significantly decline further. Management is unable to precisely determine the negative impact of continued contraction on the Company’s net interest spread and margin in the future.

For additional information on the past effect of rising short-term interest rates on Republic’s net interest income, see section titled “Volume/Rate Variance Analysis” in this section of the document. For additional information on the potential future effect of rising short-term interest rates on Republic’s net interest income, see section titled “Asset/Liability Management and Market Risk” in this section of the document.

Table 1 and Table 2 provide detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three and nine month periods ended September 30, 2007 and 2006. Table 3 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 1 – Average Balance Sheets and Interest Rates from Continuing Operations for the Three Months Ended September 30, 2007 and 2006

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Earning assets:
Taxable investment securities(1)	$626,929	$8,199	5.23%	$488,095	$5,973	4.89%
Tax exempt investment securities(4)	1,783	23	8.28	4,268	80	7.50
Federal funds sold and other	8,247	109	5.29	15,474	200	5.17
Loans and fees(2)(3)	2,372,182	40,702	6.86	2,204,309	37,525	6.81
Total earning assets	3,009,141	49,033	6.52	2,712,146	43,778	6.46

Less: Allowance for loan losses	11,430			10,802

Non-earning assets:
Cash and cash equivalents	58,034			53,877
Premises and equipment, net	37,615			32,188
Other assets(1)	41,648			38,307
Total assets	$3,135,008			$2,825,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$223,405	$441	0.79%	$230,248	$358	0.62%
Money market accounts	652,658	7,049	4.32	430,362	4,228	3.93
Time deposits	476,528	5,445	4.57	467,265	4,696	4.02
Brokered deposits	104,392	1,322	5.07	171,322	1,985	4.63
Total deposits	1,456,983	14,257	3.91	1,299,197	11,267	3.47

Repurchase agreements and other short-term borrowings	423,694	4,799	4.53	345,156	3,954	4.58
Federal Home Loan Bank advances	664,279	7,678	4.62	609,548	7,070	4.64
Subordinated note	41,240	634	6.15	41,240	634	6.15
Total interest-bearing liabilities	2,586,196	27,368	4.23	2,295,141	22,925	4.00

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	278,836			275,426
Other liabilities	28,256			26,973
Stockholders’ equity	241,720			228,112
Less: Stockholders’ equity allocated to discontinued operations	—			64
Total liabilities and stockholders’ equity	$3,135,008			$2,825,716

Net interest income		$21,665			$20,853

Net interest spread			2.29%			2.46%

Net interest margin			2.88%			3.08%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from Statement of Financial Accounting Standard (“SFAS”) 115 is included as a component of other assets.

(2)       The amount of loan fee income included in total interest income was $980,000 and $971,000 for the three months ended September 30, 2007 and 2006.

(3)       Average balances for loans include the principal balance of non accrual loans.

(4)       Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

Table 2 – Average Balance Sheets and Interest Rates from Continuing Operations for the Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS
Earning assets:
Taxable investment securities(1)	$595,600	$23,304	5.22%	$498,936	$17,302	4.62%
Tax exempt investment securities(4)	1,783	76	8.74	1,439	80	7.41
Federal funds sold and other	7,897	311	5.25	14,054	505	4.79
Loans and fees(2)(3)	2,344,320	125,701	7.15	2,155,315	112,039	6.93
Total earning assets	2,949,600	149,392	6.75	2,669,744	129,926	6.49

Less: Allowance for loan losses	11,834			11,200

Non-earning assets:
Cash and cash equivalents	57,201			53,611
Premises and equipment, net	36,327			32,303
Other assets(1)	39,947			37,385
Total assets	$3,071,241			$2,781,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$223,627	$1,206	0.72%	$262,935	$1,747	0.89%
Money market accounts	572,745	18,169	4.23	398,868	10,854	3.63
Time deposits	488,777	16,219	4.42	472,367	13,515	3.81
Brokered deposits	124,339	4,660	5.00	173,796	5,660	4.34
Total deposits	1,409,488	40,254	3.81	1,307,966	31,776	3.24

Repurchase agreements and other short-term borrowings	435,019	14,942	4.58	339,106	10,946	4.30
Federal Home Loan Bank advances	625,380	21,392	4.56	553,835	18,049	4.35
Subordinated note	41,240	1,881	6.08	41,240	1,881	6.08
Total interest-bearing liabilities	2,511,127	78,469	4.17	2,242,147	62,652	3.73

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	291,142			288,232
Other liabilities	27,062			28,947
Stockholders’ equity	241,910			222,745
Less: Stockholders’ equity allocated to discontinued operations	—			228
Total liabilities and stockholders’ equity	$3,071,241			$2,781,843

Net interest income		$70,923			$67,274

Net interest spread			2.58%			2.76%

Net interest margin			3.21%			3.36%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from Statement of Financial Accounting Standard (“SFAS”) 115 is included as a component of other assets.

(2)       The amount of loan fee income included in total interest income was $9.0 million and $7.9 million for the nine months ended September 30, 2007 and 2006.

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

Table 3 – Volume/Rate Variance Analysis from Continuing Operations

	Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006			Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
		Increase/(Decrease) Due to			Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:

Taxable securities	$2,225	$1,793	$432	$6,003	$3,611	$2,392
Tax exempt securities	(56)	(38)	(18)	(4)	17	(21)
Federal funds sold and other	(91)	(96)	5	(195)	(239)	44
Loans and fees	3,177	2,876	301	13,662	9,213	4,449
Net change in interest income	5,255	4,535	720	19,466	12,602	6,864

Interest expense:

Transaction accounts	83	(11)	94	(541)	(239)	(302)
Money market accounts	2,821	2,366	455	7,316	5,300	2,016
Time deposits	749	95	654	2,704	483	2,221
Brokered deposits	(663)	(834)	171	(1,001)	(1,769)	768
Repurchase agreements and other short-term borrowings	845	890	(45)	3,996	3,258	738
Federal Home Loan Bank advances	608	633	(25)	3,343	2,415	928
Subordinated note	—	—	—	—	—	—
Net change in interest expense	4,443	3,139	1,304	15,817	9,448	6,369

Net change in net interest income	$812	$1,396	$(584)	$3,649	$3,154	$495

Non interest Income

Non interest income increased $1.0 million, or 16%, for the third quarter of 2007 compared to the third quarter of 2006. For the nine months ended September 30, 2007 non interest income increased $4.1 million, or 17%, compared to the same period in 2006. The increase in non interest income for the third quarter was primarily due to increases in service charges on deposit accounts and mortgage banking income. The increase in non interest income for the nine months ended September 30, 2007 was primarily due to increases in service charges on deposit accounts, mortgage banking income and net RAL securitization income.

Service charges on deposit accounts increased $579,000, or 13%, for the third quarter of 2007 and $1.6 million, or 14%, for the first nine months of 2007 as compared to the same periods in 2006. These increases were primarily due to growth in the Company’s checking account base in conjunction with the Bank’s “Overdraft Honor” program, which permits selected customers to overdraft their accounts up to a predetermined dollar amount (up to a maximum of $1,000) for the Bank’s customary overdraft fee. The Company also increased its overdraft fee by 7% in September of 2006. Included in service charges on deposits are net per item overdraft/NSF fees of $3.6 million and $3.2 million for the third quarters of 2007 and 2006 and $10.1 million and $8.9 million for the first nine months of 2007 and 2006.

Mortgage banking income increased $248,000 during the third quarter of 2007 and $452,000 for the first nine months of 2007. The increase for the quarter and nine months ended September 30, 2007 was due primarily to a $222,000 and $450,000 increase in net gain on sale of loans. The increase in gains resulted primarily from pricing strategies employed by the Company on its portfolio Adjustable Rate Mortgage (“ARM”) product offerings, which effectively shifted consumer demand to 15- and 30-year fixed rate products that are sold into the secondary market. The Company employed these pricing strategies due to a flat and sometimes inverted yield curve, which increased the Company’s funding costs and made it less attractive to retain loans on balance sheet. As a percentage of loans sold, net gains for the third quarter of 2007 increased to 1.16% compared to 0.73% for the third quarter of 2006. For the nine months ended September 30, 2007, net gains as a percentage of loans sold increased to 0.86% compared to 0.81% for the first nine months of 2006.

Net RAL securitization income increased $1.2 million, or 47%, during the first nine months of 2007 compared to the same period in 2006 primarily due to the increase in the volume of loans sold into the Company’s securitization. The volume of RALs securitized rose year over year due to an increase in overall originations of RALs combined with more favorable underwriting criteria within the securitization vehicle, which allowed the Company to securitize a higher percentage of RALs.

See the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” above, as well as Footnote 10 “Segment Information” and Footnote 11 “Securitization” of Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

Non interest Expenses

Non interest expenses increased $3.7 million, or 21%, for the quarter ended September 30, 2007 compared to the same period in 2006 due primarily to an increase in salaries and employee benefits combined with higher other expenses. Non interest expenses increased $10.2 million, or 18%, during the nine months ended September 30, 2007 compared to the same period in 2006, due primarily to the same reasons.

Salaries and employee benefits increased $1.5 million, or 16%, for the third quarter of 2007 and $3.7 million, or 12%, during the first nine months of 2007 compared to the same periods in 2006. These increases were primarily attributable to an increase in the Company’s employee base combined with annual merit increases and higher costs associated with the Company’s health insurance. End of period FTE’s increased from 672 at September 30, 2006 to 719 at September 30, 2007 as the Company added to staff in both sales and support functions as a result of new banking center locations and expectations for future growth. In addition the Company also added approximately 20 FTE’s in Florida as a result of the GulfStream Community Bank acquisition in October 2006. The increase in salaries and employee benefits expense was moderated by a reversal in incentive compensation accruals posted during the third quarters of 2007 and 2006 of $850,000 and $750,000, respectively.

Occupancy and equipment expense increased $911,000, or 26%, during the third quarter of 2007 and $1.9 million, or 17%, during the first nine months of 2007 compared to the same periods in 2006. The increases in occupancy and equipment were primarily associated with growth in the Company’s infrastructure and banking center network, as well as increased leasing costs and service agreements for the Company’s technology and operating systems.

Other expense increased $263,000, or 17%, during the third quarter of 2007 compared to the third quarter of 2006 and $1.8 million, or 38%, during the first nine months of 2007 compared to the same period in 2006. For both the third quarter and nine months ended September 30, 2007, other expense increased primarily due to the following items:

•      Core deposit amortization from the acquisition of GulfStream Community Bank in October 2006.

•      Travel related to TRS and new locations in Florida.

•      Reimbursement of foreign ATM fees related to the Company’s new promotional demand deposit accounts.

•      Higher third party audit and professional fees associated with routine services within TRS. Included in these services are an annual review of the RAL underwriting by a third party consultant and routine annual audits of tax preparation offices nationwide.

In addition, for the nine months ended September 30, 2007 the Company incurred a legal settlement of approximately $550,000 for a previously disclosed lawsuit, as well as a fraud loss of $185,000 associated with an identity theft.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

Investment Securities

Securities available for sale primarily consists of U.S. Treasury and U.S. Government Agency obligations, including agency mortgage backed securities (“MBSs”), agency collateralized mortgage obligations (“CMOs”), corporate mortgage backed and other corporate mortgage-related securities and FHLMC preferred stock. The agency MBSs primarily consist of hybrid mortgage securities, as well as other adjustable rate mortgage securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”). Agency CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Company primarily uses the securities portfolio as collateral for securities sold under agreements to repurchase (“repurchase agreements”) and to mitigate its risk position from changing interest rates. Strategies for the securities portfolio may also be influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

Nationally, residential real estate values have declined. These declines in value, coupled with the reduced ability of homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as corporate mortgage backed or other corporate mortgage-related securities. The Company owns $36 million in corporate mortgage backed and other corporate mortgage-related securities. These securities are not guaranteed by government agencies. Approximately $25 million of these securities are rated AAA by S&P and are backed by “Alternative A” first lien mortgage loans. The remaining $11 million are asset backed securities with an insurance “wrap” or guarantee. These asset backed securities are AA rated by S&P. Due to current market conditions, all of these assets are extremely illiquid and as such the market value is difficult to estimate. The average life of these securities is currently estimated to be less than three years. At this time, management intends to hold these securities until maturity and does not believe the Company will incur a loss of principal. Further deterioration in the real estate markets and/or deterioration in the financial condition of the insurance company providing the “wrap” could produce a loss of principal in the future. As of the date of this filing, none of these securities have been downgraded by the applicable rating agency.

During the first nine months of 2007, Republic purchased $2.99 billion in available for sale securities and had maturities and calls of $2.95 billion. A substantial majority of the securities purchased were agency discount notes, which the Company utilized primarily for collateral purposes. The weighted average yield on these discount notes was 5.16% with an average term of 11 days.

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $95 million during 2007 to $2.4 billion at September 30, 2007. Overall growth in the portfolio for Republic during the first nine months of the year was less than historical experience and resulted primarily from two factors. In the residential real estate category, the Company has retained 5-year adjustable rate mortgage (“ARM”) loans in its portfolio while it historically has sold its 15-, 20- and 30-year fixed rate loans into the secondary market. Due to the flat and sometimes inverted yield curve, the Company maintained a higher spread on its 5-year ARM product offerings during the first nine months of 2007 as compared to its 30-year fixed rate product. As a result, Republic experienced a decrease in its production of portfolio ARM products and a corresponding increase in production of its fixed rate secondary market products. Secondly, the Company experienced slower growth in the commercial real estate category due primarily to an above average amount of payoffs during the first nine months of 2007.

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses as a percent of total loans increased slightly to 0.51% at September 30, 2007 compared to 0.49% at December 31, 2006. The increase in the Company’s allowance for loan losses as a percentage of total loans was primarily attributable to reserves required for an increase in classified loan balances. A substantial majority of these loans are real estate secured. Management believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2007.

The Company recorded a provision for loan losses of $1.4 million for the third quarter 2007, compared to a provision of $110,000 for the same period in 2006. Included in the provision for loan losses during the third quarter of 2007 and 2006 were credits of $154,000 and $285,000 for recoveries of previously recorded losses associated with RALs. The Banking segment provision for loan losses was $1.5 million for the third quarter of 2007 compared to $395,000 for the same period in 2006. The $1.1 million increase in the bank level provision expense for the quarter was primarily due to growth in loans, as well as an increase in classified loans and delinquencies.

The Company recorded a provision for loan losses of $5.2 million for the nine months ended September 30, 2007, compared to a provision of $2.0 million for the same period in 2006. Included in the provision for loan losses for the nine months ended September 30, 2007 and 2006 was $3.3 million and $379,000 for losses associated with RALs. The increase in anticipated losses associated with RALs was primarily due to higher confirmed fraud and from an increase in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts. The Banking segment provision for loan losses was $1.9 million for the nine months ended September 30, 2007 compared to $1.6 million for the same period in 2006. As with the third quarter of 2007, the increase in the bank level provision expense for the nine months ended September 30, 2007 compared to the same period in 2006 was due to growth in loans, as well as an increase in classified loans and delinquencies.

See the section titled “Results of Operations” above and Footnote 10 titled “Segment Information” and Footnote 11 titled “Securitization” of Item 1 “Financial Statements” for additional discussion related to Tax Refund Solutions.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 4 – Summary of Loan Loss Experience

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2007	2006	2007	2006
Allowance for loan losses at beginning of period	$11,157	$10,760	$11,218	$11,009
Charge offs:
Real Estate
Residential	(134)	(78)	(329)	(568)
Commercial	(91)	—	(171)	(30)
Construction	—	(46)	(1)	(46)
Commercial	(69)	—	(87)	(169)
Consumer	(417)	(303)	(1,022)	(711)
Home Equity	(45)	(27)	(99)	(91)
Tax Refund Solutions	(6)	—	(4,246)	(1,358)
Discontinued operations	—	—	—	(409)
Total	(762)	(454)	(5,955)	(3,382)
Recoveries:
Real Estate
Residential	52	83	235	137
Commercial	3	—	28	7
Construction	—	1	1	85
Commercial	2	—	56	14
Consumer	101	88	336	227
Home Equity	13	17	27	42
Tax Refund Solutions	160	284	953	978
Discontinued operations	—	1	—	80
Total	331	474	1,636	1,570

Net loan charge offs/recoveries	(431)	20	(4,319)	(1,812)
Provision for loan losses from continuing operations	1,376	110	5,203	2,013
Provision for loan losses from discontinued operations	—	(33)	—	(353)
Allowance for loan losses at end of period	$12,102	$10,857	$12,102	$10,857

Ratios:
Allowance for loan losses to total loans	0.51%	0.49%	0.51%	0.49%
Net loan charge offs to average loans outstanding from continuing operations (annualized)	0.07	0.00	0.25	0.09
Allowance for loan losses to non performing loans	100	193	100	193

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

Total non performing loans to total loans increased to 0.51% at September 30, 2007, from 0.28% at December 31, 2006, while the total balance of non performing loans increased by $5.7 million for the same period. The increase was substantially concentrated within the commercial real estate category. Republic is generally well secured on its real estate loans, and at this time, management does not anticipate a significant risk of a substantial increase in losses resulting from the current rise in the level of non performing loans.

Table 5 – Non performing Assets

(dollars in thousands)	September 30, 2007	December 31, 2006

Loans on non-accrual status(1)	$9,156	$5,980
Loans past due 90 days or more and still on accrual	2,948	413

Total non performing loans	12,104	6,393
Other real estate owned	102	547

Total non performing assets	$12,206	$6,940

Non performing loans to total loans	0.51%	0.28%
Non performing assets to total loans	0.51	0.30

(1)  Loans on non-accrual status include impaired loans. See Footnote 4 “Loans” of Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Republic defines impaired loans to be those commercial real estate loans that management has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. There were no impaired loans at September 30, 2007 compared to $525,000 at December 31, 2006.

Deposits

Total deposits increased $42 million from December 31, 2006 to September 30, 2007 to $1.7 billion. Interest-bearing deposits increased $31 million, or 2%, while non interest-bearing deposits increased $11 million, or 4%, from December 31, 2006 to September 30, 2007. The increase in interest-bearing accounts occurred primarily in the money market category which increased $156 million offset by a $67 million decrease in the brokered deposit category, and the $38 million decline in certificates of deposits.

Approximately $90 million of the $156 million increase in money market accounts was attributable to one relationship established during the third quarter of 2007. Management believes this relationship will likely move a substantial majority of these funds away from Republic when more favorable investment alternatives become available.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings decreased $49 million during 2007. The majority of the decrease was attributable to two large treasury management accounts and one wholesale relationship. Based on the transactional nature of the Company’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

Federal Home Loan Bank Advances

FHLB advances increased $123 million during the first nine months of the year to $769 million at September 30, 2007. The increase occurred as the Company utilized its FHLB borrowing line to replace maturing brokered CDs and certificates of deposit.

Approximately $150 million of the FHLB advances at September 30, 2007 are putable advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years. To moderate the continued contraction on its margin, during March of 2007 the Company refinanced $100 million in overnight borrowings from the Federal Home Loan Bank with an approximate cost of 5.25% into a 10-year fixed rate advance with a 3-year put option at an average cost of 4.39%. At the end of the three year period, the FHLB has the right to require the Company to pay off the advances. The Company has sufficient liquidity sources to pay off the borrowings. The weighted average coupon on all of the Company’s putable advances at September 30, 2007 was 4.51%. Based on market conditions at this time, management does not believe that any of its putable advances are likely to be put back to the Company in the near term by the FHLB.

At September 30, 2007, the Company had $296 million in FHLB advances which reprice on an overnight basis as compared to $98 million at December 31, 2006. The Company elected to borrow these advances on an overnight basis due to the uncertainty of the interest rate environment. Management believes it is likely the Company will extend maturities on a significant portion of these overnight advances during the fourth quarter of 2007 if the interest rate environment becomes favorable.

Liquidity

Republic maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell certain securities, which is limited due to the level of securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At September 30, 2007, these securities had a fair market value of $489 million. Republic’s banking centers and its Internet site, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. In addition, brokered deposits have provided a source of liquidity to the Company when needed to fund loan growth.

Traditionally, the Company has also utilized secured and unsecured borrowing lines to supplement its funding requirements. On September 30, 2007, the Company had capacity with the Federal Home Loan Bank to borrow an additional $195 million. The Company also had $217 million in approved unsecured line of credit facilities available at September 30, 2007 through various third party sources.

The Company’s principal source of funds for dividend payments are dividends received from the Bank. Federal and state regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At September 30, 2007, RB&T could, without prior approval, declare dividends of approximately $57 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

See the section titled Part II Item 1A “Risk Factors” for additional discussion regarding liquidity risk related to TRS and the securitization.

Capital

Total stockholders’ equity increased from $237 million at December 31, 2006 to $244 million at September 30, 2007. The increase in stockholders’ equity was primarily attributable to net income earned during 2007 reduced by cash dividends declared and the repurchase of 527,000 shares of Company stock at a weighted average price of $17.68 per share.

See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional detail regarding stock repurchases and buy back programs.

See the section titled Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

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

Banking regulators’ have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capitial and Tier I Leverage ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Tier I Leverage, Tier I Capital and Total Risk Based Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the Federal Reserve and FDIC. Republic’s average capital to average assets ratio was 7.88% at September 30, 2007 compared to 7.90% at December 31, 2006. Formal measurements of the capital ratios for Republic and the Bank are performed by management at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of September 30, 2007 and December 31, 2006.

Table 6 – Capital Ratios

	As of September 30, 2007		As of December 31, 2006
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$285,029	13.71%	$280,354	14.30%
Republic Bank & Trust Co.	267,462	13.20	253,861	13.32
Republic Bank	11,514	24.39	11,938	20.68

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$272,928	13.13	$269,136	13.73
Republic Bank & Trust Co.	232,326	11.46	219,582	11.52
Republic Bank	11,099	23.51	11,546	20.00

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$272,928	8.71	$269,136	8.92
Republic Bank & Trust Co.	232,326	7.66	219,582	7.45
Republic Bank	11,099	14.15	11,546	13.12

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

Republic utilizes an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are evaluated with the model. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve. These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve. As with the Company’s previous simulation models, the September 30, 2007 simulation analysis continues to indicate that an increase in interest rates would generally have a negative effect on net interest income and a decrease in interest rates would generally have a positive impact on net interest income. As the Company has continued to implement strategies to mitigate the negative impact of rising interest rates, these strategies have lessened the positive impact from lowering interest rates.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened litigation in which an adverse decision could result in a material adverse change in results of operations in the business or consolidated financial position of Republic or the Bank.

Item 1A.      Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond our control, which may significantly change the results or expectations of the Company. Some of these factors are described below in the sections titled “Company Factors” and “Industry Factors,” however, many are described in the other sections of this document and the Company’s Form 10-K for the year ending December 31, 2006, under the heading titled “Cautionary Statement Regarding Forward-Looking Statements.”

Company Factors

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Our management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different than amounts previously estimated. Management has identified five accounting policies as being critical to the presentation of the Company’s financial statements. These policies are described in Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates” and relate to the allowance for loan losses, mortgage servicing rights, Refund Anticipation Loan (“RAL”) securitization and valuation of residual, income tax accounting and goodwill and other intangible assets.

The Company’s lines of business and products not typically associated with traditional banking expose the Company’s earnings to additional risks and uncertainties. In addition to traditional banking and mortgage banking products, the Company provides RALs and “Overdraft Honor” deposit accounts. The following details specific risk factors related to these lines of business:

•                  RALs represent a significant business risk, and if the Company terminated the business it would materially impact the earnings of the Company. Tax Refund Solutions (“TRS”) offers bank products to facilitate the payment of tax refunds for customers that electronically file their tax returns. The Company is one of only a few financial institutions in the U.S. that provides this service to taxpayers. Under this program, the taxpayer may receive a RAL, or an Electronic Refund Checks or Electronic Refund Deposit (“ERC/ERD”). In return, the Company charges a fee for the service.

During the first nine months of 2007, net income from the Company’s TRS business segment accounted for approximately 24% of the Company’s net income. Various consumer groups have, from time to time, questioned the fairness of the RAL program and have accused this industry of charging excessive rates of interest, via the fee, and engaging in predatory lending practices. Consumer groups have also claimed that customers are not adequately advised that a RAL is a loan product and that alternative, less expensive means of obtaining the tax refund proceeds may be available. Pressure from these groups, regulatory or legislative changes or material litigation could result in the Company exiting this business or selected markets of this business at any time. Exiting this line of business, either voluntarily or involuntarily, would significantly reduce the Company’s earnings.

See the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” in Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 10 “Segment Information” and Footnote 11 “Securitization” of Part 1 Item 1 “Financial Statements” for additional discussion regarding TRS and the securitization.

•                  The TRS business segment represents a significant operational risk, and if the Company were unable to properly service the anticipated growth in the business it could materially impact the earnings of the Company. On September 19, 2007, Republic Bank & Trust Company (“RB&T”) entered into a three year Program Agreement with Jackson Hewitt Inc. (“JHI”) and a three year Technology Services Agreement with Jackson Hewitt Technology Services LLC (“JHTSL”) related to RB&T’s RAL and ERC/ERD products. JHI and JHTSL are subsidiaries of Jackson Hewitt Tax Service Inc., which provides computerized preparation of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax offices operating under the brand name Jackson Hewitt Tax Service®.

The Program and Technology Agreements will be effective for TRS’ first quarter 2008 RAL and ERC/ERD tax season and provide for TRS to be the exclusive provider of RAL and ERC/ERD products for a select group of Jackson Hewitt Tax Service offices. During 2007, the select Jackson Hewitt offices that will begin making TRS products available during 2008 produced approximately 70% of the total number of RAL and ERC products generated by TRS with others during 2007.

In addition to the new business expected to be acquired through the Jackson Hewitt relationship, the Company also expects significant growth through its independent tax-preparer base as well. The amount of expected growth requires a significant increase in technology and associates to service the new business. In order to process the new business, the Company must implement and test new systems, as well as train new associates before the first quarter of 2008 RAL and ERC/ERD tax season. Significant operational problems could cause the Company to incur higher than normal credit losses. Significant operational problems could also cause a material portion of the Company’s tax-preparer base to switch to a competitor bank to process their bank product transactions, significantly reducing the Company’s projected revenue without a corresponding decrease in expenses.

See the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” in Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 10 “Segment Information” and Footnote 11 “Securitization” of Part 1 Item 1 “Financial Statements” for additional discussion regarding TRS and the securitization.

•                  RALs represent a significant liquidity risk. Significantly overestimating or underestimating the Company’s liquidity need for the upcoming tax season could have a material negative impact on the Company’s overall earnings. Funding the RAL liquidity requirements may also cost more than our current estimates. The Company’s liquidity risk is increased significantly during the first quarter of each year due to the RAL program. The Company has committed to the electronic filers and tax-preparer base that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to estimate liquidity needs for the RAL program well in advance of the tax season. If management materially overestimates the need for liquidity during the tax season, a significant expense could be incurred with no offsetting revenue stream. If management materially underestimates the need for liquidity during the tax season, the Bank could experience a significant shortfall of capital needed to fund RALs and could potentially be required to stop originating new RALs.

In addition to the new business expected to be acquired through the Jackson Hewitt relationship, the Company also expects significant growth through its independent tax-preparer customer base as well. We expect our 2008 RAL program to require significantly more liquidity than in prior tax seasons. Management intends to utilize a securitization structure again in 2008 to fund a significant portion of the RAL portfolio. Given a general lack of liquidity currently in the credit markets, the Company may not be able to obtain all of its necessary funding from the securitization structure with terms acceptable to the Company. If the Company cannot obtain all of its necessary funding from the securitization structure, it will be forced to obtain additional funding from other sources such as brokered deposits and lines of credit and may need to draw on holding company lines of credit to provide capital to RB&T. These sources must be established well in advance of the tax season in order to ensure their availability, and also may cause the Company to incur significant additional funding costs.

See the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” in Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 10 “Segment Information” and Footnote 11 “Securitization” of Part 1 Item 1 “Financial Statements” for additional discussion regarding TRS and the securitization.

•                  RALs represent a significant credit risk, and if the Company is unable to collect a significant portion of its RALs it would materially impact the earnings of the Company. There is credit risk associated with a RAL because the money is disbursed to the customer prior to the Company receiving the customer’s refund from the Internal Revenue Service (“IRS”). The Company collects substantially all of its payments related to RALs from the IRS. Losses generally occur on RALs because the Company does not receive payment from the IRS due to reasons such as taxpayer or tax-preparer fraud, taxpayer or tax-preparer errors on returns, and tax debts not disclosed to the Company, among other reasons.

Historically at TRS, credit losses related to RALs within a given calendar year have ranged from a low of 0.49% to a high of 1.70% of total RALs originated. During the first nine months of 2007, the Company incurred $6.3 million in gross losses associated with RALs retained on balance sheet by the Company and securitized by the Company. Losses as a percent of total RALs originated (including retained and securitized RALs) during the first nine months of 2007 were 1.08%.

In addition to the new business expected to be acquired through the Jackson Hewitt relationship, the Company also expects significant growth through its independent tax-preparer base as well. Although the Company expects losses to track along historical levels in terms of percentage of total loans originated, management cannot guarantee any range of losses associated with the RAL business. Losses significantly above historical levels could have a material negative impact on the Company’s overall earnings.

See the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” in Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 10 “Segment Information” and Footnote 11 “Securitization” of Part 1 Item 1 “Financial Statements” for additional discussion regarding TRS and the securitization.

•                  RB&T has substantial risk in connection with the RAL securitization. A residual represents the retained interest created in a securitization and typically represents the first loss position. Residuals are not typically rated by nationally recognized rating agencies. In a securitization transaction, the Company may recognize a gain on sale resulting from the related residual in the securitized loans when it sells the assets. The value assigned to the residual depends upon certain assumptions made regarding the future performance of the securitized loan portfolio, including the level of credit losses. If actual credit losses differ from the original assumptions, the value of the residual may decrease materially, possibly resulting in a charge against future earnings. Decreases in the value of the residual in the securitization due to higher than expected credit losses could have a material adverse effect on the Company’s business, financial condition and results of operations.

See the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” in Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 10 “Segment Information” and Footnote 11 “Securitization” of Part 1 Item 1 “Financial Statements” for additional discussion regarding TRS and the securitization.

•                  The Company owns $36 million of securities which we believe have an elevated level of credit risk and are extremely illiquid. Nationally, residential real estate values have declined. These declines in value, coupled with the reduced ability of homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as corporate mortgage backed or other corporate mortgage-related securities. The Company owns $36 million in corporate mortgage backed and other corporate mortgage-related securities. These securities are not guaranteed by government agencies. Approximately $25 million of these securities are rated AAA by S&P and are backed by “Alternative A” first lien mortgage loans. The remaining $11 million are asset backed securities with an insurance “wrap” or guarantee. These asset backed securities are AA rated by S&P. Due to current market conditions, all of these assets are extremely illiquid and as such the market value is difficult to estimate. The average life of these securities is currently estimated to be less than three years. At this time, management intends to hold these securities until maturity and does not believe the Company will incur a loss of principal. Further deterioration in the real estate markets and/or deterioration in the financial condition of the insurance company providing the “wrap” could produce a loss of principal in the future. As of the date of this filing, none of these securities have been downgraded by the applicable rating agency.

•                  Our mortgage banking activities would be significantly adversely impacted by rising long-term interest rates. Changes in interest rates can impact the gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of mortgage banking income. A decline in interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand. If demand increases, mortgage banking income will be positively impacted by more gains on sale; however, the valuation of existing mortgage servicing rights will decrease and may result in a significant impairment. Moreover, a decline in demand for mortgage banking products could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts.

See additional discussion about this product under the section titled: Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 10 “Segment Information” of Item 1 “Financial Statements.”

•                  The Company’s “Overdraft Honor” program represents a significant business risk, and if the Company terminated the program it would materially impact the earnings of the Company. There can be no assurance that the Company’s regulators, or others, will not impose additional limitations on this program or prohibit the Company from offering the program. The Company offers an “Overdraft Honor” program, which permits eligible clients to overdraft their checking accounts up to a predetermined dollar amount for the Bank’s customary overdraft fee(s). Generally, to be eligible for the Overdraft Honor program, clients must qualify for one of the Company’s traditional checking products when the account is opened and remain in that product for 30 days; have deposits of at least $500; and have had no overdrafts or returned deposited items. Once the eligibility requirements have been met, the client is eligible to participate in the Overdraft Honor program. If an overdraft occurs, the Company may pay the overdraft, at its discretion, up to $500 (an account in good standing after two years is eligible for up to $1,000). Under regulatory guidelines, clients utilizing the Overdraft Honor program may remain in overdraft status for no more than 45 days. Generally, an account that is overdrawn for 60 consecutive days is closed and the balance is charged off.

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

The Company earns a substantial majority of its fee income related to this program from the per item fee it assesses its clients for each insufficient funds check or electronic debit presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, result in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total per item fees included in service charges on deposits for the nine months ended September 30, 2007 and 2006 were $10.1 million and $8.9 million. The total daily overdraft charges included in interest income for the nine months ended September 30, 2007 and 2006 were $2.0 million and $1.5 million. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would significantly reduce Company earnings.

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

The Company’s insiders hold voting rights that give them significant control over matters requiring stockholder approval. The Company’s Chairman, President and Vice Chairman hold substantial amounts of the Company’s Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes. This group generally votes together on matters presented to stockholders for approval. Consequently, other stockholders’ ability to influence the Company’s actions through their vote may be limited and the non-insider stockholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. We cannot assure you that majority stockholders will vote their shares in accordance with your interests.

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

The Board of Governors of the Federal Reserve Bank regulates the supply of money and credit in the U.S. Its policies determine, in large part, our cost of funds for lending and investing and the return we earn on these loans and investments, all of which impact our net interest margin.

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

Our financial condition and earnings could be negatively impacted to the extent the Company relies on information that is false, misleading or inaccurate. The Company relies on the accuracy and completeness of information provided by vendors, clients and other counterparties. In deciding whether to extend credit, including RALs, or enter into transactions with other parties, the Company relies on information furnished by, or on behalf of, clients or entities related to those clients.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2007 are included in the following table:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1– July 31	116,937		$16.99	110,861
Aug. 1– Aug. 31	90,000		15.73	90,000
Sept. 1 – Sept. 30	—		—
Total	206,937	*	$16.45	200,861	104,553

* - Includes 6,076 shares repurchased by the Company in connection with stock option exercises.

During the first nine months of 2007, the Company repurchased 525,861 shares and there were 40,415 shares exchanged for stock option exercises. During the second quarters of 2007 and 2006, the Company’s Board of Directors approved the repurchase of an additional 300,000 and 315,000 shares, respectively, from time to time, if market conditions are deemed favorable to the Company. All repurchase programs will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2007, the Company had 104,553 shares which could be repurchased under the current stock repurchase programs. All share and per share data has been restated to reflect stock dividends.

During the first nine months of 2007, Republic issued approximately 3,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.    Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1

Right of First Offer Agreement by and among Republic Bancorp, Inc., Teebank Family Limited Partnership, Bernard M. Trager and Jean S. Trager. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 19, 2007 (Commission File Number: 0-24649))

10.2	Program Agreement, dated September 19, 2007, between Republic Bank & Trust Company and Jackson Hewitt Inc.**

10.3	Technology Services Agreement, dated September 19, 2007, between Republic Bank & Trust Company and Jackson Hewitt Technology Services LLC**

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

** - Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

*** - This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

November 9, 2007	By:	Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

November 9, 2007	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer