Form 10-K
period 2007-12-31
REPUBLIC BANCORP INC /KY/
filed 2008-03-14
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes   ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $140,409,916 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of March 1, 2008 was 17,952,400 and 2,343,637.

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

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2008 are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains statements relating to future results of Republic Bancorp, Inc. that are considered “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are principally, but not exclusively, contained in Item 1 “Business,” Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements relate to, among other things, expectations concerning credit quality, including but not limited to, delinquency trends and the adequacy of the allowance for loan losses, business segments, critical accounting estimates, corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required, as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). Broadly speaking, forward-looking statements include:

•                  projections of revenue, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

•                  descriptions of plans or objectives for future operations, products or services;

•                  forecasts of future economic performance; and

•                  descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about:

•                  future credit losses and non-performing assets;

•                  the adequacy of the allowance for loans losses;

•                  the anticipated future cash flows of securitized Refund Anticipation Loans (“RALs”);

•                  the future value of mortgage servicing rights;

•                  the impact of new accounting pronouncements;

•                  future short-term and long-term interest rate levels and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;

•                  legal and regulatory matters; and

•                  future capital expenditures.

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, these statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date the statements are made and management may not update them to reflect changes that occur subsequent to the date the statements are made. See additional discussion under the sections titled Item 1 “Business,” Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As used in this report, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: Republic Bank & Trust Company and Republic Bank.

PART I

Item 1  Business.

Republic Bancorp, Inc. (“Republic” or the “Company”) is a Financial Holding Company (“FHC”), under the Bank Holding Company Act of 1956, as amended (“BHCA”), headquartered in Louisville, Kentucky. Republic is the Parent Company of Republic Bank & Trust Company (“RB&T”), Republic Bank, (collectively referred together with RB&T as the “Bank”), Republic Funding Company, Republic Invest Co. and Republic Bancorp Capital Trust. RB&T is a Kentucky chartered commercial banking and trust corporation, and Republic Bank is a federally chartered thrift institution based in Florida. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. Incorporated in 1974, Republic became a bank holding company when RB&T became authorized to conduct commercial banking business in Kentucky in 1981.

The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the operations of the Bank. At December 31, 2007, Republic had total assets of $3.2 billion, total deposits of $2.0 billion and total stockholders’ equity of $249 million. Based on total assets as of December 31, 2007, Republic ranked as the largest Kentucky-based bank holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

Website Access to Reports

The Company makes the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge through its website, www.republicbank.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

General Business Overview

As of December 31, 2007, the Company was divided into three distinct business operating segments: Banking, Tax Refund Solutions and Mortgage Banking. As discussed throughout this document, the Company substantially exited the deferred deposit business during the first quarter of 2006; therefore, deferred deposit segment operations, previously reported as a fourth segment, are presented as discontinued operations. See additional discussion under Footnote 2 “Discontinued Operations” and Footnote 24 “Segment Information” of Item 8 “Financial Statements and Supplementary Data.”

Net income, total assets and net interest margin by segment for the years ended December 31, 2007, 2006 and 2005 are presented below:

Year Ended December 31, 2007 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$21,090	$2,805	$1,018	$24,913	$—
Total assets	2,886,104	274,889	4,366	3,165,359	—
Net interest margin	2.99%	17.23%	2.94%	3.17%

Year Ended December 31, 2006 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$22,793	$4,668	$655	$28,116	$235
Total assets	3,044,983	205	1,599	3,046,787	—
Net interest margin	3.02%	60.50%	3.46%	3.22%

Year Ended December 31, 2005 (in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$23,730	$5,531	$817	$30,078	$4,987
Total assets	2,721,221	1,770	6,617	2,729,608	5,948
Net interest margin	3.07%	108.39%	3.61%	3.42%

(I)  Banking

As of December 31, 2007, Republic had a total of 40 full-service banking centers with 34 located in Kentucky, three in southern Indiana and three in metropolitan Tampa, Florida. RB&T’s primary market areas are located in metropolitan Louisville, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 19 banking centers. RB&T’s central Kentucky market includes 13 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (2); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington and Fort Wright. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in New Port Richey, Port Richey and Palm Harbor, Florida. The Company has plans to open additional banking centers in Crestwood, Florence, and Independence, Kentucky and one additional banking center in Florida, all within the next year.

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

Mortgage Lending – The Bank generally retains adjustable rate residential real estate loans with fixed terms up to ten years. These loans are originated through the Bank’s retail banking center network. Fixed rate residential real estate loans that are sold into the secondary market, and their accompanying servicing rights, which may be either sold or retained, are included as a component of the Company’s “Mortgage Banking” segment and are discussed below and throughout this document.

Commercial Lending – Commercial loans are primarily real estate secured and are generated through banking centers in the Bank’s market areas. The Bank makes commercial loans to a variety of industries and promotes this business through focused calling programs in order to broaden relationships by providing business customers with loan, deposit and treasury management services.

Consumer Lending – Traditional consumer loans made by the Bank include home improvement and home equity loans, as well as secured and unsecured personal loans. With the exception of home equity loans, which are actively marketed in conjunction with single family first lien mortgage loans, other traditional consumer loan products are not actively promoted in the Bank’s markets.

Treasury Management Services – The Bank provides various deposit products designed for business customers located throughout its market areas. Lockbox processing, remote deposit capture, business online banking, account reconciliation and Automated Clearing House (“ACH”) processing are additional services offered to businesses through the Treasury Management Department. The “Premier First” product is the Bank’s premium money market sweep account designed for business customers.

Internet Banking – The Bank expands its market penetration and service delivery by offering customers Internet banking services and products through its website, www.republicbank.com.

Other Banking Services – The Bank also provides trust, title insurance and other financial institution related products and services.

(II)  Tax Refund Solutions (“TRS”)

RB&T is one of a limited number of financial institutions that facilitates the payment of federal and state tax refunds through tax-preparers located throughout the U.S. RB&T facilitates the payment of these tax refunds through three primary products: Refund Anticipation Loans (“RALs”), Electronic Refund Checks (“ERCs”) and Electronic Refund Deposits (“ERDs”). RB&T offers RALs for those taxpayers who apply and qualify. These RALs are repaid when the taxpayers’ refunds are electronically received by RB&T from the government. For those taxpayers who wish to receive their funds electronically via an ACH, RB&T will provide an ERC or an ERD to the taxpayer. An ERC/ERD is issued, or paid, to the taxpayer after RB&T has received the tax refund from the federal or state government.

See additional discussion regarding TRS under the following: Item 1A “Risk Factors,” under the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates,” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 5 “Securitization” and Footnote 24 “Segment Information” of Item 8 “Financial Statements and Supplementary Data.”

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

See additional discussion regarding mortgage banking under the sections titled: Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 6 “Mortgage Banking Activities” and Footnote 24 “Segment Information” of Item 8 “Financial Statements and Supplementary Data.”

Employees

As of December 31, 2007, Republic had 727 full-time equivalent employees (“FTEs”). Altogether, the Company had 693 full-time and 68 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that its employee relations have been and continue to be good.

Competition

The Bank actively competes with several local and regional retail and commercial banks, credit unions and mortgage companies for deposits, loans and other banking related financial services. There is intense competition in the Company’s markets from other financial institutions, as well as other non-bank companies that engage in similar activities. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. In addition, the Bank must compete with much larger financial institutions that have greater financial resources than the Bank that aggressively compete for market share in Kentucky, southern Indiana and metropolitan Tampa, Florida. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations.

Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, can act to create more pressure on smaller financial institutions to consolidate. The Bank also competes with insurance companies, consumer finance companies, investment banking firms and mutual fund managers. Retail establishments compete for certain loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the foreseeable future.

Supervision and Regulation

RB&T is a Kentucky chartered commercial banking and trust corporation and as such, it is subject to supervision and regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Office of Financial Institutions. Republic Bank is a federally chartered thrift institution and as such, it is subject to supervision and regulation by the Office of Thrift Supervision (“OTS”) and secondarily by the FDIC, as the deposit insurer. All deposits, subject to regulatory prescribed limitations, held by the Bank are insured by the FDIC. Such supervision and regulation subjects the Bank to restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the OTS and Kentucky banking regulators. The Federal Reserve Bank (“FRB”) regulates the Company with monetary policies and operational rules that directly affect the Bank. The Company is also a member of the Federal Home Loan Bank (“FHLB”) System and, with respect to deposit insurance, a member of the Deposit Insurance Fund (“DIF”) managed by the FDIC.

The Company files reports with the FRB, FDIC and OTS concerning business activities and financial condition. In addition, the Bank must obtain regulatory approval prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. These regulatory agencies conduct periodic examinations to review the Company’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities under which a bank or thrift can engage and is intended primarily to provide protection for the DIF and the Company’s depositors. Regulators have extensive discretion in connection with their supervisory and enforcement authority and examination policies, including policies that can materially impact the classification of assets and the establishment of adequate loan loss reserves. Any change in regulatory requirements and policies, whether by the FRB, the FDIC, the OTS or state or federal legislation, could have a material adverse impact on the Company and Company operations.

Regulators have broad enforcement powers over bank holding companies and banks, including, but not limited to, the power to mandate or restrict particular actions, activities, or divestitures, impose substantial fines and other penalties for violations of laws and regulations, issue cease and desist or removal orders, seek injunctions, publicly disclose such actions and prohibit unsafe or unsound practices. In addition, Republic’s non-banking subsidiaries also could be subject to regulation by other agencies.

Certain regulatory requirements applicable to the Company are referred to below or elsewhere in this document. The description of statutory provisions and regulations applicable to banks, thrifts and their holding companies set forth in this document does not purport to be a complete description of such statutes and regulations and their effect on the Company and is qualified in its entirety by reference to the actual laws and regulations.

The Company

The Company is a bank holding company that has elected and presently maintains the status of a FHC, subject to certain restrictions attributable to its Community Reinvestment Act (“CRA”) rating under the BHCA. The BHCA and other federal laws subject banks and FHCs to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. FHC statutes also compel the Company to maintain specified capital ratios, examination ratings and management ratings with respect to its operations.

Bank Acquisitions by Banks and FHCs – Republic is required to obtain the prior approval of the FRB under the BHCA before it may, among other things, acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of any class of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the bank involved, the convenience and needs of the communities to be served and various competitive factors. Consideration of financial resources generally focuses on capital adequacy, which is discussed below. Consideration of convenience and needs issues includes the parties’ performance under the CRA. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low to moderate income neighborhoods.

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

Financial Activities – The activities permissible for bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (“GLBA”), effective March, 2000. The GLBA permits bank holding companies that qualify as, and elect to be FHCs, to engage in a broad range of financial activities, including underwriting, dealing in and making a market in securities, insurance underwriting and agency activities without geographic or other limitation, as well as merchant banking. To maintain its status as a FHC, the Company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a “satisfactory” CRA rating.

FHC regulators approve certain activities as financial in nature or incidental to financial activities, as well as define the procedures and requirements that allow a FHC to request the FRB’s approval to conduct a financial activity, or an activity that is complementary to a financial activity. The Company is required to obtain prior FRB approval in order to engage in the financial activities identified in the GLBA or FRB regulations. In addition, if any of its depository institution subsidiaries ceases to be well-capitalized or well-managed, and compliance is not achieved within 180 days, the Company may be forced to cease conducting business as a FHC by divesting either its non-banking financial activities or its bank activities. Moreover, the Hart-Scott-Rodino Act antitrust filing requirements may apply to certain non-bank acquisitions.

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

Safe and Sound Banking Practice – The FRB does not permit bank holding companies to engage in unsafe and unsound banking practices. The FDIC, the Kentucky Office of Financial Institutions and the OTS have similar restrictions with respect to the Bank.

Source of Strength – Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources for their support. Such support may restrict the Company’s ability to pay dividends, and may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. As noted below, a bank holding company may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary and cross-guarantee provisions, as described below, generally apply to the Company. In addition, any capital loans by the Company to its bank subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of subsidiary banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The USA Patriot Act – The USA Patriot Act was signed into law in October, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Among other requirements, the USA Patriot Act requires banks to establish anti-money laundering programs, to adopt procedures and controls to detect and report money laundering, and to comply with certain enhanced recordkeeping obligations with respect to correspondent accounts of foreign banks. Compliance with these new requirements has not had a material effect on the Company’s operations.

The Bank

The Kentucky and federal banking statutes prescribe the permissible activities in which a Kentucky bank or federal savings institution may engage and where those activities may be conducted. Kentucky’s statutes contain a super parity provision that permits a well-rated Kentucky banking corporation to engage in any banking activity in which a national or state bank operating in any other state or a federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided it first obtains a legal opinion from counsel specifying the statutory or regulatory provisions that permit the activity.

Branching – Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Executive Director of the Kentucky Office of Financial Institutions, upon notice to the Kentucky Office of Financial Institutions and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Executive Director of the Kentucky Office of Financial Institutions, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. An out of state bank is permitted to establish branch offices in Kentucky only by merging with a Kentucky bank. De novo branching into Kentucky by an out of state bank is not permitted. This difficulty for out of state banks to branch into Kentucky may limit the ability of a Kentucky bank to branch into many states, as several states have reciprocity requirements for interstate branching.

Under federal regulations, Republic Bank may establish and operate branches in any state within the U.S. with the prior approval of the OTS. Highly rated federal savings associations that satisfy certain regulatory requirements may establish branches without prior OTS approval, provided the federal savings association publishes notice of its establishment of a new branch, the federal savings association notifies the OTS of the establishment of the branch, and no person files a comment with the OTS opposing the proposed branch.

Restrictions on Affiliate Transactions – Transactions between the Bank and its affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties, which are collateralized by the securities or obligations of the Company or its subsidiaries.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets – Banking regulators may declare a dividend payment to be unsafe and unsound even if the Bank continues to meet its capital requirements after the dividend. Dividends paid by RB&T provide substantially all of the Company’s operating funds. Regulatory requirements serve to limit the amount of dividends that may be paid by the Bank. Under federal regulations, the Bank cannot pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

Under Kentucky and federal banking regulations, the dividends the Bank can pay during any calendar year are generally limited to its profits for that year, plus its retained net profits for the two preceding years, less any required transfers to surplus or to fund the retirement of preferred stock or debt, absent approval of the respective state or federal banking regulators. Management does not anticipate any restrictions on dividends to the Company from the Bank in the foreseeable future. In addition, Republic Bank must notify the OTS thirty days before declaring any dividend payable to the Company. The Company has not paid dividends from Republic Bank and does not anticipate doing so in the near future.

Deposit Insurance Assessments – The Federal Deposit Insurance Reform Act of 2005 and The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 signed by the President in February, 2006 (the “Act”) revised the laws governing federal deposit insurance by providing for changes that included: merging the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into the DIF effective March 31, 2006; coverage for certain retirement accounts increased to $250,000 effective April 1, 2006; allows for deposit insurance coverage on individual accounts to be indexed for inflation beginning in 2010; gives the FDIC more discretion in managing deposit insurance assessments; and allows eligible institutions a one-time initial assessment credit. Under the Act, the FDIC was authorized to revise the previous assessment system. Insurance premiums are now based on a number of factors including the risk of loss that insured institutions pose to the DIF. The legislation replaced the prior minimum 1.25% reserve ratio for the insurance funds with a range for the new insurance fund’s reserve ratio between 1.15% and 1.50% depending on projected losses, economic changes and assessment rates at the end of a calendar year, abolished the rule prohibiting the FDIC from charging the banks in the lowest risk category when the reserve ratio premiums is more than 1.25% and does not limit the FDIC to changing assessment rates bi-annually.

The FDIC announced a new rule in November, 2006 regarding the risk based assessment system for the premiums paid by each bank. Under this risk-based system, the FDIC evaluates an institution’s supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for certain large institutions. The pricing structure for 2007 set rates with the minimum premium starting at 0.05% of insured deposits. Certain credits were allowed against 2007 premiums for certain eligible institutions with premium assessments prior to 1996. Management expects premium costs to be between 0.05% and 0.07% for 2008, reduced by applicable credits.

Cross-Guarantee Provisions – The Federal Deposit Insurance Act contains a cross-guarantee provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of any sister depository institution.

Consumer Laws and Regulations – In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in their transactions with banks. While the discussion set forth in this document is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Housing Act and the Fair and Accurate Transactions Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers when accepting deposits or originating loans. Certain laws also limit the Bank’s ability to share information with affiliated and unaffiliated entities. The Bank is required to comply with all applicable consumer protection laws and regulations as part of its ongoing business operations.

Code of Ethics – The Company adopted a code of ethics that applies to all employees, including the Company’s principal executive, financial and accounting officers. A copy of the Company’s code of ethics is available on the Company’s website. The Company intends to disclose information about any amendments to, or waivers from, the code of ethics that are required to be disclosed under applicable SEC regulations by providing appropriate information on the Company’s website. If at any time the code of ethics is not available on the Company’s website, the Company will provide a copy of it free of charge upon written request.

Qualified Thrift Lender Test – Federal law requires thrift institutions to meet the qualified thrift lender test (“QTL”), as detailed in 12 U.S.C. §1467a(m). The QTL measures the proportion of a thrift institution’s assets invested in loans or securities supporting residential construction and home ownership. Under the QTL, a thrift institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage backed securities) in at least nine months out of each 12-month period. Qualified thrift investments include (i) housing-related loans and investments, (ii) obligations of the FDIC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals, (iv) consumer loans, (v) shares of stock issued by any FHLB, and (vi) shares of stock issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” Portfolio assets consist of total assets minus (a) goodwill and other intangible assets, (b) the value of properties used by the savings institution to conduct its business, and (c) certain liquid assets in an amount not exceeding 20% of total assets. If Republic Bank fails to remain qualified under the QTL, it must either convert to a commercial bank charter or be subject to restrictions specified under OTS regulations. A savings institution may re-qualify under the QTL if it thereafter complies with the QTL. A savings institution also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. At December 31, 2007, Republic Bank exceeded the QTL requirements.

Federal Home Loan Bank System – The Bank is a member of the FHLB System, which consists of twelve regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for its member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the FHLB, whichever is greater. As of December 31, 2007, the Bank was in compliance with this requirement.

Capital Adequacy Requirements

Capital Guidelines – The FRB, FDIC and OTS have substantially similar risk based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off balance sheet instruments. Under the risk based guidelines, specific categories of assets are assigned different risk weights based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk weighted asset base. The guidelines require a minimum total risk based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier I capital elements (generally, common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, non cumulative perpetual preferred stock, less goodwill and certain other intangible assets). Total capital is the sum of Tier I and Tier II capital. Tier II capital generally may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity securities. As of December 31, 2007, the Company’s ratio of Tier I capital to total risk-weighted assets was 13.29% and its ratio of total capital to total risk weighted assets was 13.90%. As of December 31, 2007, RB&T’s ratio of Tier I capital to total risk weighted assets was 11.66% and its ratio of total risk based capital to total risk weighted assets was 13.41%. Republic Bank’s Tier I capital to total risk weighted assets was 22.89% and its ratio of total risk based capital to total risk weighted assets was 23.70% at December 31, 2007.

In addition to the risk based capital guidelines, the FRB utilizes a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier I capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2007, the Company’s leverage ratio was 8.75%. The FDIC’s leverage guidelines require state banks to maintain Tier I capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 2007, RB&T and Republic Bank’s leverage ratios were 7.66% and 16.59%, respectively.

The federal banking agencies’ risk based and leverage ratios represent minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory capital rating. Banking organizations not meeting these criteria are required to operate with capital positions above the minimum ratios. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions may be expected to maintain strong capital positions above the minimum supervisory levels, without significant reliance on intangible assets. The FDIC may establish higher minimum capital adequacy requirements if, for example, a bank has previously warranted special regulatory attention or, among other factors, has a high susceptibility to interest rate risk.

Corrective Measures for Capital Deficiencies – The banking regulators are required to take “prompt corrective action” with respect to capital deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under these regulations, a well-capitalized bank has a total risk based capital ratio of 10% or higher; a Tier I risk based capital ratio of 6% or higher; a leverage ratio of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An adequately capitalized bank has a total risk-based capital ratio of 8% or higher; a Tier I risk-based capital ratio of 4% or higher; a leverage ratio of 4% or higher (3% or higher if the bank was rated a CAMEL 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is undercapitalized if it fails to meet any one of the ratios required to be adequately capitalized.

Undercapitalized institutions are required to submit a capital restoration plan, which must be guaranteed by the holding company of the institution. In addition, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment. A bank’s capital classification will also affect its ability to accept brokered deposits. Under banking regulations, a bank may not lawfully accept, roll over or renew brokered deposits, unless it is either well-capitalized or it is adequately capitalized and receives a waiver from the regulator.

If a banking institution’s capital decreases below acceptable levels, banking regulatory enforcement powers become more enhanced. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. Banking regulators have limited discretion in dealing with a critically undercapitalized institution and are normally required to appoint a receiver or conservator. Banks with risk based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

In addition, a bank holding company that elects to be treated as a FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. More specifically, the FRB’s regulations require a FHC to notify the FRB within 15 days of becoming aware that any depository institution controlled by the company has ceased to be well-capitalized or well-managed. If the FRB determines that a FHC controls a depository institution that is not well-capitalized or well-managed, the FRB will notify the FHC that it is not in compliance with applicable requirements and may require the FHC to enter into an agreement acceptable to the FRB to correct any deficiencies. Until such deficiencies are corrected, the FRB may impose any limitations or conditions on the conduct or activities of the FHC and its affiliates that the FRB determines are appropriate, and the FHC may not commence any additional activity or acquire control of any company under Section 4(k) of the BHC Act without prior FRB approval. Unless the period of time for compliance is extended by the FRB, if a FHC fails to correct deficiencies in maintaining its qualification for FHC status within 180 days of entering into an agreement with the FRB, the FRB may order divestiture of any depository institution controlled by the company. A company may comply with a divestiture order by ceasing to engage in any financial or other activity that would not be permissible for a bank holding company that has not elected to be treated as a FHC.

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

Legislative Initiatives

The U.S. Congress and state legislative bodies continually consider proposals for altering the structure, regulation and competitive relationships of financial institutions. It cannot be predicted whether, or in what form, any of these potential proposals or regulatory initiatives will be adopted, the impact the proposals will have on the financial institutions industry or the extent to which the business or financial condition and operations of the Company and its subsidiaries may be affected.

Statistical Disclosures

The statistical disclosures required by Item 1 “Business” are located under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1A.  Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond the Company’s control, which may significantly change the results or expectations of the Company. Some of these factors are described below in the sections titled “Company Factors” and “Industry Factors,” however, many are described in the other sections of this Annual Report on Form 10-K.

Company Factors

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different than amounts previously estimated. Management has identified five accounting policies as being critical to the presentation of the Company’s financial statements. These policies are described under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates” and relate to the following:

•                  Allowance for loan losses

•                  Mortgage servicing rights

•                  Refund Anticipation Loan (“RAL”) securitization and valuation of residual

•                  Income tax accounting

•                  Goodwill and other intangible assets

The Company’s lines of business and products not typically associated with traditional banking expose the Company’s earnings to additional risks and uncertainties. In addition to traditional banking and mortgage banking products, the Company provides RALs and “Overdraft Honor” deposit accounts. The following details specific risk factors related to these lines of business:

•                  RALs represent a significant business risk, and if the Company terminated the business it would materially impact the earnings of the Company. Tax Refund Solutions (“TRS”) offers bank products to facilitate the payment of tax refunds for customers that electronically file their tax returns. The Company is one of only a few financial institutions in the U.S. that provides this service to taxpayers. Under this program, the taxpayer may receive a RAL, or an Electronic Refund Check or Electronic Refund Deposit (“ERC/ERD”). In return, the Company charges a fee for the service.

During 2007, net income from the Company’s TRS business segment accounted for approximately 11% of the Company’s total net income. Various governmental and consumer groups have, from time to time, questioned the fairness of the RAL program and have accused this industry of charging excessive/usurious rates of interest, via the fee, and engaging in predatory lending practices. Consumer groups have also claimed that customers are not adequately advised that a RAL is a loan product and that alternative, less expensive means of obtaining tax refund proceeds may be available.  Actions of these groups and others could result in regulatory, governmental or legislative action or material litigation against the Company. Exiting this line of business, either voluntarily or involuntarily, would significantly reduce the Company’s earnings.

See the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 5 “Securitization” and Footnote 24 “Segment Information” of Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding TRS.

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

The Program and Technology Service Agreements are effective for TRS’ first quarter 2008 RAL and ERC/ERD tax season and provide for TRS to be the exclusive provider of RAL and ERC/ERD products for a select group of Jackson Hewitt Tax Service offices. During 2007, the select group of Jackson Hewitt Tax Services offices that will begin making TRS products available during 2008 produced approximately 70% of the total number of RAL and ERC/ERD products generated by TRS with others during 2007.

In addition to the new business expected to be acquired through the Jackson Hewitt relationship, the Company also anticipates significant growth through its independent tax-preparer base as well. Material growth in the TRS business segment requires a significant increase in technology and employees to service the new business. In order to process the new business, the Company must implement and test new systems, as well as train new employees. Significant operational problems could cause the Company to incur higher than normal credit losses. Significant operational problems could also cause a material portion of the Company’s tax-preparer base to switch to a competitor bank to process their bank product transactions, significantly reducing the Company’s projected revenue without a corresponding decrease in expenses.

See the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 5 “Securitization” and Footnote 24 “Segment Information” of Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding TRS.

•                  RALs represent a significant compliance and regulatory risk, and if the Company fails to comply with all statutory and regulatory requirements it could have a material negative impact on the Company’s earnings. Federal and state laws and regulations govern numerous matters relating to the offering of RALs. Failure to comply with disclosure requirements such as Regulation B, Fair Lending and Regulation Z, Truth in Lending, or with laws relating to the permissibility of interest rates and fees charged could have a material negative impact on the Company’s earnings.

See the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 5 “Securitization” and Footnote 24 “Segment Information” of Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding TRS.

•                  RALs represent a significant liquidity risk. Significantly overestimating or underestimating the Company’s liquidity need for the upcoming tax season could have a material negative impact on the Company’s overall earnings. Funding for the RAL liquidity requirements may also cost more than the Company’s current estimates. The Company’s liquidity risk increases significantly during the first quarter of each year due to the RAL program. The Company has committed to the electronic filers and tax-preparer base that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to estimate liquidity needs for the RAL program well in advance of the tax season. If management materially overestimates the need for liquidity during the tax season, a significant expense could be incurred without an offsetting revenue stream. If management materially underestimates the need for liquidity during the tax season, the Bank could experience a significant shortfall of capital needed to fund RALs and could potentially be required to stop originating new RALs.

In addition to the new business expected to be acquired through the Jackson Hewitt relationship, the Company also expects significant growth through its independent tax-preparer customer base as well. The Company expects its 2008 RAL program to require significantly more liquidity than prior tax seasons. Management intends to utilize a securitization structure once again in 2008 to fund a significant portion of the RAL portfolio. Given a general lack of liquidity currently in the credit markets, the Company may not be able to obtain all of its necessary funding from the securitization structure with terms acceptable to the Company. If the Company cannot obtain all of its necessary funding from the securitization structure, it would be forced to obtain additional funding from other sources such as brokered deposits and lines of credit and may need to draw on holding company lines of credit to provide capital to RB&T. These sources must ideally be established well in advance of the tax season in order to ensure their availability, and also their timing and short-term duration may cause the Company to incur significant additional funding costs.

See the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 5 “Securitization” and Footnote 24 “Segment Information” of Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding TRS.

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

Historically at TRS, credit losses related to RALs within a given calendar year have ranged from a low of 0.49% to a high of 1.70% of total RALs originated (including retained and securitized RALs). During 2007, the Company incurred $6.6 million in gross losses associated with RALs both retained on balance sheet by the Company and securitized by the Company. Losses as a percent of total RALs originated (including retained and securitized RALs) during 2007 were 1.14%.

In addition to the new business expected to be acquired through the Jackson Hewitt relationship, the Company also expects significant growth through its independent tax-preparer base as well. Although the Company expects losses to track within historical levels in terms of percentage of total loans originated, management cannot guarantee any range of losses associated with the RAL business. Losses significantly above historical levels could have a material negative impact on the Company’s overall earnings.

See the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 5 “Securitization” and Footnote 24 “Segment Information” of Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding TRS.

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

See the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 5 “Securitization” and Footnote 24 “Segment Information” of Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding TRS.

•                  The Company’s “Overdraft Honor” program represents a significant business risk, and if the Company terminated the program it would materially impact the earnings of the Company. There can be no assurance that the Company’s regulators, or others, will not impose additional limitations on this program or prohibit the Company from offering the program. The Company’s “Overdraft Honor” program permits eligible customers to overdraft their checking accounts up to a predetermined dollar amount for the Bank’s customary overdraft fee(s). Generally, to be eligible for the Overdraft Honor program, customers must qualify for one of the Company’s traditional checking products when the account is opened and remain in that product for 30 days; have deposits of at least $500; and have had no overdrafts or returned deposited items. Once the eligibility requirements have been met, the client is eligible to participate in the Overdraft Honor program. If an overdraft occurs, the Company may pay the overdraft, at its discretion, up to $500 (an account in good standing after two years is eligible for up to $1,000). Under regulatory guidelines, customers utilizing the Overdraft Honor program may remain in overdraft status for no more than 45 days. Generally, an account that is overdrawn for 60 consecutive days is closed and the balance is charged off.

Overdraft balances from deposit accounts, including those overdraft balances resulting from the Company’s Overdraft Honor program, are recorded as a component of loans on the Company’s balance sheet.

The Company assesses two types of fees related to overdrawn accounts, a fixed per item fee and a fixed daily charge for being in overdraft status. The per item fee for this service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available. As such, it is classified on the income statement in “service charges on deposits” as a component of non interest income along with per item fees assessed to customers not in the Overdraft Honor program. A substantial majority of the per item fees in service charges on deposits relates to customers in the Overdraft Honor program. The daily fee assessed to the client for being in overdraft status is considered a loan fee and is thus included in interest income on loans.

The Company earns a substantial majority of its fee income related to this program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total per item fees included in service charges on deposits for 2007 and 2006 were $13.7 million and $12.1 million. The total daily overdraft charges included in interest income for 2007 and 2006 were $2.7 million and $2.1 million. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would significantly reduce Company earnings.

The Company owns $35 million of securities which the Company believes have an elevated level of credit risk and are extremely illiquid. Nationally, residential real estate values have declined. These declines in value, coupled with the reduced ability of homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as corporate mortgage backed or other corporate mortgage-related securities. The Company owns $35 million in corporate mortgage backed and other corporate mortgage-related securities. These securities are not guaranteed by government agencies. Approximately $24 million of these securities are rated AAA by Standard & Poor’s (“S&P”) and are backed by “Alternative A” first lien mortgage loans. The remaining $11 million are asset backed securities with an insurance “wrap” or guarantee. These asset backed securities are AA rated by S&P. Due to current market conditions, all of these assets are extremely illiquid, and as such, the market value is unable to be reasonably estimated due to the volatility in the mortgage industry. The average life of these securities is estimated to be approximately five years. At this time, management intends to hold these securities until maturity and does not believe the Company will incur any loss of principal. Further deterioration in the real estate markets and/or deterioration in the financial condition of the insurance company providing the “wrap” could produce a loss of principal in the future. As of the date of this filing, none of these securities have been downgraded by the applicable rating agency. See additional discussion under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 3 “Securities” of Item 8 “Financial Statements and Supplementary Data.”

Mortgage banking activities would be significantly adversely impacted by rising long-term interest rates. Changes in interest rates can impact the gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of mortgage banking income. A decline in interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand. If demand increases, mortgage banking income will be positively impacted by more gains on sale; however, the valuation of existing mortgage servicing rights will decrease and may result in a significant impairment. Moreover, a decline in demand for mortgage banking products could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts. See additional discussion about this product under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 6 “Mortgage Banking Activities” and Footnote 24 “Segment Information” of Item 8 “Financial Statements and Supplementary Data.”

The Company’s stock generally has a low average daily trading volume, which limits a shareholder’s ability to quickly accumulate or quickly sell large numbers of shares of Republic’s stock without causing wide price fluctuations. Republic’s stock price can fluctuate widely in response to a variety of factors, such as actual or anticipated variations in the Company’s operating results, recommendations by securities analysts, operating and stock price performance of other companies, news reports, results of litigation, regulatory actions or changes in government regulations, among other factors. A low average daily stock trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

The Company’s insiders hold voting rights that give them significant control over matters requiring stockholder approval. The Company’s Chairman, President, and Vice Chairman hold substantial amounts of the Company’s Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes. This group generally votes together on matters presented to stockholders for approval. Consequently, other stockholders’ ability to influence the Company’s actions through their vote may be limited and the non-insider stockholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. The Company cannot assure you that majority stockholders will vote their shares in accordance with your interests.

Industry Factors

Fluctuations in interest rates may negatively impact the Company’s banking business. Republic’s core source of income from operations consists of net interest income, which is equal to the difference between interest income received on interest-earning assets (typically loans and investment securities) and the interest expenses incurred in connection with interest-bearing liabilities (typically deposits and borrowing sources). These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Republic’s net interest income can be affected significantly by changes in market interest rates. Changes in interest rates may reduce Republic’s net interest income as the difference between interest income and interest expense declines. As a result, Republic has adopted asset and liability management policies to minimize potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, changes in interest rates could negatively impact the Company’s results of operations or financial position.

An increase in interest rates could also have a negative impact on Republic’s results of operations by reducing the ability of customers to repay their outstanding loans, which could not only result in increased loan defaults, foreclosures and charge offs, but may also likely necessitate further increases to Republic’s allowance for loan losses.

The Company is significantly impacted by the regulatory, fiscal and monetary policies of federal and state governments which could negatively impact the Company’s liquidity position and earnings. These policies can materially affect the value of the Company’s financial instruments and can also adversely affect the Company’s customers and their ability to repay their outstanding loans. Also, failure to comply with laws, regulations or policies, or adverse examination findings, could result in significant penalties, negatively impact operations, or result in other sanctions against the Company.

The Board of Governors of the Federal Reserve Bank (“FRB”) regulates the supply of money and credit in the U.S. Its policies determine, in large part, the Company’s cost of funds for lending and investing and the return the Company earns on these loans and investments, all of which impact net interest margin.

The Company and the Bank are heavily regulated at both the federal and state levels. This regulatory oversight is primarily intended to protect depositors, the DIF and the banking system as a whole, not the shareholders of the Company. Changes in policies, regulations and statutes, or the interpretation thereof, could significantly impact the product offerings of Republic causing the Company to terminate or modify its product offerings in a manner that could materially adversely affect the earnings of the Company.

Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. Various federal and state regulatory agencies possess cease and desist powers, and other authority to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulations. The FRB possesses similar powers with respect to bank holding companies. These, and other restrictions, can limit in varying degrees, the manner in which Republic conducts its business.

Republic is subject to regulatory capital adequacy guidelines, and if the Company fails to meet these guidelines the Company’s financial condition may be adversely affected. Under regulatory capital adequacy guidelines, and other regulatory requirements, Republic and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If Republic fails to meet these minimum capital guidelines and other regulatory requirements, Republic’s financial condition will be materially and adversely affected. Republic’s failure to maintain well-capitalized status under its regulatory framework, or well-managed under regulatory exam procedures, or regulatory violations, could compromise Republic’s status as a Financial Holding Company and related eligibility for a streamlined review process for acquisition proposals and limit the ability of the Company to offer certain financial products.

The Company’s financial condition and earnings could be negatively impacted to the extent the Company relies on information that is false, misleading or inaccurate. The Company relies on the accuracy and completeness of information provided by vendors, customers and other parties. In deciding whether to extend credit, including RALs, or enter into transactions with other parties, the Company relies on information furnished by, or on behalf of, customers or entities related to those customers.

Defaults in the repayment of loans may negatively impact the Company. When borrowers default on obligations of one or more of their loans, it may result in lost principal and interest income and increased operating expenses, as a result of the increased allocation of management time and resources to the subsequent collection efforts. In certain situations where collection efforts are unsuccessful or acceptable “work out” arrangements cannot be reached or performed, the Company may have to charge off loans, either in part or in whole.

Prepayment of loans may negatively impact Republic’s business. The Company’s customers may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the size of such prepayments, are within the Company’s customers’ discretion. If customers prepay the principal amount of their loans, and the Company is unable to lend those funds to other customers or invest the funds at the same or higher interest rates, Republic’s interest income will be reduced. A significant reduction in interest income would have a negative impact on Republic’s results of operations and financial condition.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. Republic has 34 banking centers located in Kentucky, three banking centers in southern Indiana and three in the metropolitan Tampa area.

The location of Republic’s facilities, their respective approximate square footage and their form of occupancy are as follows:

	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L	(1)
601 West Market Street, Louisville	57,000	L	(1)
661 South Hurstbourne Parkway, Louisville	42,000	L	(1)
9600 Brownsboro Road, Louisville	33,000	L	(1)
5250 Dixie Highway, Louisville	5,000	O/L	(2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L	(2)
9101 U.S. Highway 42, Prospect	3,000	O/L	(2)
11330 Main Street, Middletown	6,000	O/L	(2)
3902 Taylorsville Road, Louisville	4,000	O/L	(2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L	(2)
5125 New Cut Road, Louisville	4,000	O/L	(2)
4808 Outer Loop, Louisville	4,000	O/L	(2)
438 Highway 44 East, Shepherdsville	4,000	O/L	(2)
4921 Brownsboro Road, Louisville	2,000	L
3950 Kresge Way, Suite 108, Louisville	1,000	L
3726 Lexington Road, Louisville	4,000	L
2028 West Broadway, Suite 105, Louisville	3,000	L
220 Abraham Flexner Way, Suite 100, Louisville	1,000	L
1420 Poplar Level Road, Louisville	3,000	O
6401 Claymont Crossing, Crestwood	4,000	L	(3)

Lexington
3098 Helmsdale Place	5,000	O/L	(2)
3608 Walden Drive	4,000	O/L	(2)
651 Perimeter Drive	4,000	L
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
1945 Highland Pike, Fort Wright	3,000	L
8513 U.S. Highway 42, Florence	3,000	L	(3)
2043 Centennial Boulevard, Independence	2,000	L	(3)

Frankfort
100 Highway 676	3,000	O/L	(2)
1001 Versailles Road	4,000	O	(5)

Owensboro
3500 Frederica Street	5,000	O
3332 Villa Point Drive, Suite 101	2,000	L

Bowling Green, 1700 Scottsville Road	5,000	O

Elizabethtown, 1690 Ring Road	6,000	O

Georgetown, 430 Connector Road	4,000	O/L	(2)

Shelbyville, 1614 Midland Trail	4,000	O/L	(2)

	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Southern Indiana Banking Centers

3001 Charlestown Crossing Way, Suite 5, New Albany	2,000	L
3141 Highway 62, Jeffersonville	4,000	O
4571 Duffy Road, Floyds Knobs	4,000	O/L	(2)

Florida Banking Centers

9037 U.S. Highway 19, Port Richey	8,000	O
5043 U.S. Highway 19, New Port Richey	1,000	L
34650 U.S. Highway 19, Palm Harbor	6,000	L
9100 Hudson Avenue, Hudson	—	O	(3)
3611 Little Road, Trinity	—	O	(4)

Support and Operations

125 South Sixth Street, Louisville	6,000	L

(1)       Locations are leased from Bernard M. Trager, Chairman, or from a partnership in which Bernard M. Trager and Steven E. Trager, President and Chief Executive Officer and A. Scott Trager, Vice Chairman, are partners. See additional discussion included under Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

(2)       The banking centers at these locations are owned by Republic; however, the banking center is located on land that is leased through long-term agreements with third parties.

(3)       Location is scheduled to open in 2008.

(4)       Location is scheduled to open in 2009.

(5)       Location was closed in February, 2008.

Item 3.  Legal Proceedings.

In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings. In the opinion of management, there is no proceeding or litigation pending or, to the knowledge of management, in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank.

In regard to Tax Refund Solutions (“TRS”), a competing financial institution that, like the Company, offers tax refund products is defending a lawsuit in the State of California relating to the enforceability of cross-collection provisions contained in its Refund Anticipation Loan (“RAL”) contracts with its customers. The case is styled Canieva Hood, et al. v. Santa Barbara Bank & Trust and was filed in the Santa Barbara Superior Court (Case No. 1156354) (the “Hood case”).

Various RAL product providers, including the Company, have entered into agreements with other RAL providers to facilitate the cross-collection of unpaid RALs from prior tax years. The Company was not named as a defendant directly in the Hood case. However, the competing banking defendant joined the Company, as well as other financial institutions, as parties to the litigation pursuant to indemnity provisions of the cross-collection contracts between the competing banking defendant and various other RAL product providers.

Although the trial court initially dismissed the Hood case on federal preemption grounds, the dismissal was overturned on appeal. The Hood case is now proceeding with various motions and pleadings, including a motion for certification of a plaintiff class.

The Company believes that the inclusion of cross-collection provisions in RAL contracts will continue to be controversial. These provisions may result in further litigation exposure as some consumer advocate groups have shown a willingness to challenge the enforceability of RAL cross-collection contract provisions.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Republic’s Class A Common Stock is traded on The NASDAQ Global Select Stock Market® (“NASDAQ”) under the symbol “RBCAA.” The following table sets forth the high and low market value of the Class A Common Stock and the dividends declared on Class A Common Stock and Class B Common Stock during 2007 and 2006. All per share data has been restated to reflect stock dividends.

2007
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B
March 31st	$23.94	$20.01	$0.0943	$0.0857
June 30th	22.61	16.08	0.1100	0.1000
September 30th	18.23	14.32	0.1100	0.1000
December 31st	18.00	14.33	0.1100	0.1000

2006
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B
March 31st	$19.62	$17.33	$0.0798	$0.0726
June 30th	20.16	17.50	0.0943	0.0857
September 30th	21.04	18.17	0.0943	0.0857
December 31st	24.05	19.52	0.0943	0.0857

There is no established public trading market for the Company’s Class B Common Stock. At February 15, 2008, the Class A Common Stock was held by 746 shareholders of record and the Class B Common Stock was held by 143 shareholders of record. The Company intends to continue its historical practice of paying quarterly cash dividends, however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and other considerations. The payment of dividends is subject to the regulatory restrictions described in Footnote 15 “Stockholders’ Equity and Regulatory Capital Matters” of Item 8 “Financial Statements and Supplementary Data.”

Republic has made available to its employees participating in its 401(k) plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee, administering the plan, from time to time in the open market in broker’s transactions. As of December 31, 2007, the trustee held 222,546 shares of Class A Common Stock and 4,973 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2007 are included in the following table:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

Oct. 1– Oct. 31	—		$—	—
Nov. 1– Nov. 30	—		—	—
Dec. 1 – Dec. 31	3,321	*	16.95	1,500
Total	3,321		$16.95	1,500	103,053

*  Includes 1,821 shares repurchased by the Company in connection with stock option exercises.

During 2007, the Company repurchased 527,361 shares and there were 42,226 shares exchanged for stock option exercises. During the second quarter of 2007, the Company’s Board of Directors approved the repurchase of an additional 300,000 shares from time to time, if market conditions are deemed favorable to the Company. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2007, the Company had 103,053 shares which could be repurchased under the current stock repurchase programs.

During 2007, Republic issued approximately 6,000 shares of Class A Common Stock upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

STOCK PERFORMANCE GRAPH

The following stock performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the NASDAQ Bank Stocks Index and the Standard & Poor’s (“S&P”) 500. The graph covers the period beginning December 31, 2002 and ending December 31, 2007. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock and the NASDAQ Bank Stocks Index and the S&P 500 on December 31, 2002. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
Republic Bancorp Class A Common Stock	100	179	251	223	279	198
NASDAQ Bank Stocks	100	129	147	144	161	128
S&P 500	100	129	143	150	173	183

Item 6.  Selected Financial Data.

The following table sets forth Republic Bancorp Inc.’s selected consolidated financial data from 2003 through 2007. This information should be read in conjunction with Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 8 “Financial Statements and Supplementary Data.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2007	2006	2005	2004	2003

Income Statement Data:

Total interest income	$199,097	$176,540	$148,079	$121,443	$112,826
Total interest expense	104,619	88,242	62,432	42,052	36,551
Net interest income	94,478	88,298	85,647	79,391	76,275
Provision for loan losses	6,820	2,302	340	1,346	6,095
Non interest income	37,792	31,700	28,807	25,651	29,619
Non interest expenses	87,256	74,862	68,512	64,218	61,375
Income from continuing operations before income tax expense	38,194	42,834	45,602	39,478	38,424
Income tax expense from continuing operations	13,281	14,718	15,524	13,548	13,662
Income from continuing operations before discontinued operations, net of income tax expense *	24,913	28,116	30,078	25,930	24,762
Income from discontinued operations, net of income tax expense *	—	235	4,987	6,571	3,441
Net income	24,913	28,351	35,065	32,501	28,203

Balance Sheet Data:

Total securities	$580,636	$561,772	$512,163	$551,593	$410,931
Total loans	2,397,073	2,298,888	2,070,608	1,789,099	1,581,952
Allowance for loan losses	12,735	11,218	11,009	13,554	13,959
Total assets	3,165,359	3,046,787	2,735,556	2,498,922	2,128,076
Total deposits	1,968,812	1,692,722	1,602,565	1,417,930	1,297,112
Securities sold under agreements to repurchase and other short-term borrowings	398,296	401,886	292,259	364,828	220,345
Federal Home Loan Bank advances	478,550	646,572	561,133	496,387	420,178
Subordinated note	41,240	41,240	41,240	—	—
Total stockholders’ equity	248,860	237,348	213,574	196,069	169,379

Per Share Data:

Earnings per share from continuing operations:
Basic earnings per Class A Common Stock	$1.22	$1.38	$1.46	$1.25	$1.21
Basic earnings per Class B Common Stock	1.18	1.35	1.43	1.23	1.17
Diluted earnings per Class A Common Stock	1.20	1.35	1.40	1.20	1.18
Diluted earnings per Class B Common Stock	1.16	1.32	1.37	1.18	1.14

Earnings per share from discontinued operations:*
Basic earnings per Class A Common Stock	0.00	0.01	0.24	0.32	0.16
Basic earnings per Class B Common Stock	0.00	0.00	0.24	0.32	0.17
Diluted earnings per Class A Common Stock	0.00	0.00	0.23	0.31	0.17
Diluted earnings per Class B Common Stock	0.00	0.00	0.23	0.30	0.17

(continued)

	As of and for the Years Ended December 31,
(dollars in thousands, except per share data)	2007	2006	2005	2004	2003

Per Share Data: (continued)

Earnings per share:
Basic earnings per Class A Common Stock	$1.22	$1.39	$1.70	$1.57	$1.37
Basic earnings per Class B Common Stock	1.18	1.35	1.67	1.55	1.34
Diluted earnings per Class A Common Stock	1.20	1.35	1.63	1.51	1.35
Diluted earnings per Class B Common Stock	1.16	1.32	1.60	1.48	1.31

Market value per share	16.53	23.90	19.46	22.20	16.08
Book value per share	12.26	11.53	10.47	9.42	8.19
Cash dividends declared per Class A Common Stock	0.424	0.363	0.306	0.254	0.416
Cash dividends declared per Class B Common Stock	0.386	0.330	0.278	0.231	0.378

Performance Ratios:

Return on average assets (ROA) from continuing operations	0.81%	0.98%	1.15%	1.14%	1.32%
Return on average assets (ROA)	0.81	0.99	1.33	1.40	1.47
Return on average equity (ROE) from continuing operations	10.25	12.46	14.24	14.23	15.16
Return on average equity (ROE)	10.25	12.56	16.56	17.50	16.88
Efficiency ratio from continuing operations	66	62	60	61	58
Yield on average earning assets	6.69	6.43	5.91	5.59	6.24
Cost of average interest-bearing liabilities	4.12	3.81	2.97	2.31	2.42
Net interest spread	2.57	2.62	2.94	3.28	3.82
Net interest margin	3.17	3.22	3.42	3.65	4.22

Asset Quality Ratios:

Non-performing loans to total loans	0.40%	0.28%	0.29%	0.34%	0.82%
Allowance for loan losses to total loans	0.53	0.49	0.53	0.76	0.88
Allowance for loan losses to non-performing loans	132	175	183	221	108
Net loan charge offs to average loans from continuing operations	0.22	0.06	0.09	0.13	0.19
Delinquent loans to total loans	0.69	0.49	0.35	0.47	0.82

Capital Ratios:

Average stockholders’ equity to average total assets	7.86%	7.91%	8.10%	8.01%	8.69%
Tier I leverage	8.75	8.92	9.47	8.03	8.08
Tier I risk based capital	13.29	13.73	14.41	12.18	11.99
Total risk based capital	13.90	14.30	15.03	13.03	12.99
Dividend payout ratio	35	26	18	16	30

Other Information:

End of period full time equivalent employees	727	698	678	611	645
Number of banking centers	40	38	35	33	31

*  Represents the Company exiting the payday loan segment of business during 2006. See additional discussion under the sections titled Item 1 “Business,” and Footnote 2 “Discontinued Operations” and Footnote 24 “Segment Information” of Item 8 “Financial Statements and Supplementary Data.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the Parent Company of Republic Bank & Trust Company, (“RB&T”), Republic Bank (collectively referred together with RB&T as the “Bank”), Republic Funding Company, Republic Invest Co. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Item 8 “Financial Statements and Supplementary Data,” as well as other detailed information included in this Annual Report on Form 10-K.

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

•                  descriptions of plans or objectives for future operations, products or services;

•                  forecasts of future economic performance; and

•                  descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about:

•                     future credit losses and non-performing assets;

•                     the adequacy of the allowance for loans losses;

•                  the anticipated future cash flows of securitized Refund Anticipation Loans (“RALs”);

•                  the future value of mortgage servicing rights;

•                  the impact of new accounting pronouncements;

•                  future short-term and long-term interest rate levels and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;

•                  legal and regulatory matters; and

•                  future capital expenditures.

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, the statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date the statements are made and management may not update them to reflect changes that occur subsequent to the date the statements are made. See additional discussion under the sections titled Item 1 “Business” and Item 1A “Risk Factors.”

OVERVIEW

Table 1 – Summary

Year Ended December 31, (dollars in thousands, except per share data)	2007	2006	2005

Net income from continuing operations	$24,913	$28,116	$30,078
Diluted earnings per Class A Common Share from continuing operations	1.20	1.35	1.40
Diluted earnings per Class A Common Share from discontinued operations	0.00	0.00	0.23
Diluted earnings per Class A Common Share	1.20	1.35	1.63
Return on average assets (ROA) from continuing operations	0.81%	0.98%	1.15%
Return on average assets (ROA)	0.81	0.99	1.33
Return on average equity (ROE) from continuing operations	10.25	12.46	14.24
Return on average equity (ROE)	10.25	12.56	16.56

Net income from continuing operations for the year ended December 31, 2007 was $24.9 million, representing a decline of $3.2 million, or 11%, compared to the same period in 2006. Diluted earnings per Class A Common Share from continuing operations declined 11% from $1.35 for the year ended December 31, 2006 to $1.20 for the same period in 2007.

Overall net income for the year ended December 31, 2007 was $24.9 million, representing a decline of $3.4 million, or 12%, compared to the same period in 2006. Diluted earnings per Class A Common Share declined 11% to $1.20 for the year ended December 31, 2007 compared to $1.35 for the same period in 2006.

General highlights for the year ended December 31, 2007 consisted of the following:

•                  Republic ended the year with total assets of $3.2 billion, an increase of $119 million, or 4%, over the prior year. As of December 31, 2007, Republic was the largest Kentucky-based bank holding company.

•                  Total loans grew by $98 million, or 4%, from just over $2.3 billion at December 31, 2006 to nearly $2.4 billion at December 31, 2007. Growth in loans primarily occurred across three major categories: real estate construction, commercial, and home equity, as the Company continued to focus its efforts on the origination of immediately repricing loans.

•                  During the fourth quarter of 2007, the Company acquired approximately $272 million in brokered deposits to be utilized in the first quarter of 2008 to fund RALs. These deposits had a weighted average cost of 4.68% with a final maturity of three months. During their time outstanding before the RAL season began, the Company utilized the cash from these brokered deposits to pay off lower interest rate overnight borrowings from the Federal Home Loan Bank (“FHLB”) resulting in a negative spread of approximately 75 basis points.

•                  Net income from the Company’s traditional “Banking” business segment decreased $1.7 million, or 7%, for the year ended December 31, 2007 compared to the same period in 2006. The decrease was due primarily to continued compression of the Company’s net interest margin combined with a significant increase in non interest expenses.

•                  Net income from the Company’s “Tax Refund Solutions” (“TRS”) business segment decreased $1.9 million, or 40%, for the year ended December 31, 2007 compared to the same period in 2006, as an increase in revenue resulting from higher RAL volume was more than offset by an increase in losses associated with RALs.

•                  The Company recorded a provision for loan losses of $6.8 million for the year ended December 31, 2007, compared to a provision of $2.3 million for the same period in 2006. Included in the provision for loan losses for 2007 and 2006 was $2.9 million and $34,000 for losses associated with RALs retained on-balance sheet. The increase in anticipated losses associated with RALs was primarily due to higher confirmed fraud and from an increase in the amount of refunds held by the Internal Revenue Service (“IRS”) for reasons such as audits and liens from prior debts. The Banking segment provision for loan losses was $3.9 million for the year ended December 31, 2007 compared to $2.3 million for the same period in 2006. The increase in the bank level provision expense was due to growth in loans, as well as an increase in classified loans and delinquencies. In addition, as general market conditions declined throughout 2007 the Company modified several qualitative factors within its allowance for loan loss calculation, contributing approximately $1.1 million to the overall increase in the provision.

•                  Service charges on deposit accounts increased $2.1 million, or 13%, during 2007 compared to 2006. The increase in service charges on deposit accounts was due to growth in the number of checking accounts and an increase during the second half of 2006 in the per item overdraft fees charged to customers.

•                  Non interest income for 2007 includes a $1.9 million non-recurring gain related to the final settlement of insurance proceeds in connection with the Company’s corporate center fire which occurred in late 2006. The gain represented the difference between the total cash received from the Company’s insurance provider and the net book value of the fixed assets destroyed as a result of the fire.

•                  Total non interest expenses increased $12.4 million, or 17%, during 2007 compared to 2006. This increase was primarily attributable to increases in salaries and employee benefits resulting from an increase in full time equivalent employees (“FTEs”), as well as increased infrastructure costs. The Company added staffing in both sales and support functions as a result of new banking center locations and expectations for future growth. In addition, the Company added approximately 20 FTE’s in Florida as a result of the GulfStream Community Bank (“GulfStream) acquisition which occurred in October 2006.

•                  Non interest expenses for both 2007 and 2006 benefited from a reversal of incentive compensation accruals as the Company fell short of its gross operating profit goals for the year. For the third and fourth quarters of 2007, the Company recorded total credits to incentive compensation accruals of $3.5 million compared to credits of $2.0 for the same periods in 2006.

•                  Republic opened three banking centers in 2007 and has announced plans to open an additional four banking centers in 2008.

Net income from continuing operations for the year ended December 31, 2006 was $28.1 million, representing a decline of $2.0 million, or 7%, compared to the same period in 2005. Diluted earnings per Class A Common Share from continuing operations declined 4% from $1.40 for the year ended December 31, 2005 to $1.35 for the same period in 2006.

Overall net income for the year ended December 31, 2006 was $28.4 million, representing a decline of $6.7 million, or 19%, compared to the same period in 2005. Diluted earnings per Class A Common Share declined 17% to $1.35 for the year ended December 31, 2006 compared to $1.63 for the same period in 2005.

General highlights for the year ended December 31, 2006 consisted of the following:

•                  In February 2006, the Bank substantially exited the payday loan business. For financial reporting purposes, the payday loan business segment was treated as a discontinued operation.

•                  Republic ended 2006 with total assets of $3.0 billion, an increase of $311 million, or 11%, over 2005.

•                  In October 2006, Republic acquired GulfStream with two banking centers headquartered in Port Richey, Florida. On the acquisition date, GulfStream, which began operations in 2000, had total assets of $64 million with net loans of $44 million and total deposits of $54 million. Consistent with the Company’s branding initiative, the Company changed the name of GulfStream to Republic Bank in December 2006.

•                  Effective November 30, 2006, the Company merged Republic Bank & Trust Company of Indiana into RB&T.

•                  The Company opened two Northern Kentucky banking centers in 2006, representing the Company’s initial entrance into the market.

•                  Net income from continuing operations decreased from 2005 to 2006 due primarily to a decline in Electronic Refund Check (“ERC”) and Electronic Refund Deposit (“ERD”) volume at TRS, a higher provision for loan losses within the traditional banking segment and higher overall non interest expenses across the Company.

•                  Total loans, primarily consisting of secured real estate loans, increased by $228 million, or 11%, for 2006. The growth in loans included $44 million in net loans acquired through the acquisition of GulfStream. The growth was primarily spread across the residential real estate, commercial real estate, real estate construction and commercial loan portfolios.

•                  Service charges on deposit accounts increased $2.7 million, or 19%, during 2006 compared to the same period in 2005. The increase was attributed to growth in the Company’s checking account base and an increase in the Bank’s overdraft fee in August of 2005 and again in September of 2006.

•                  ERC fees declined $2.0 million, or 33%, for 2006 compared to 2005 due primarily to the discontinuation of business with one large tax preparation software company. Because the substantial majority of the Company’s tax business occurs during the first quarter of each year, the majority of the decline in ERC fees related to the first quarter of 2006.

•                  The Company experienced an increase in the provision for loan losses of $2.0 million for the year ended December 31, 2006 compared to the same period in the prior year. The increase was primarily in the traditional banking segment and principally related to growth in the loan portfolio during 2006 and to a large credit to the provision recorded during the second quarter of 2005 resulting from improvements in large classified loans.

•                  Non interest expenses increased $6.4 million, or 9%, during 2006. This increase was primarily attributable to increases in salaries and employee benefits and occupancy and equipment expense. Salaries and employee benefits rose due to annual salary increases, stock option compensation expense, higher health insurance expenses and an increase in FTE’s. For the third and fourth quarters of 2006, the Company recorded total credits to incentive compensation accruals of $2.0 million compared to credits of $800,000 for the same periods in 2005. In addition, occupancy and equipment expense increased due to a one-time charge of $900,000 to reflect a change in the Company’s lease accounting practices in 2006.

Tax Refund Solutions (“TRS”)

For 2007, TRS generated $6.0 million in net RAL fee revenue, compared to $5.2 million for the same period in 2006. TRS also earned $4.2 million and $4.1 million in net ERC/ERD revenue during 2007 and 2006. Net RAL securitization income increased $1.0 million, or 36%, to $3.8 million for 2007 compared to $2.8 million in 2006.

The total volume of tax return refunds processed during the 2007 tax season increased 19% over the 2006 tax season. RAL origination volume increased 29% during 2007 compared to the same period in 2006, while ERC/ERD volume increased 14% for the same period. The overall increase in volume was primarily achieved through successful sales efforts, combined with more aggressive rebate incentives paid on the Company’s refund related products. As a percentage of total tax related revenues, RB&T’s rebate incentives paid were 29.9% for 2007 compared to 28.6% for 2006.

While the total tax return volume for 2007 increased 19% over the same period in 2006, overall segment net income declined $1.9 million, or 40%, due primarily to higher losses in 2007 associated with RALs. During 2007, the Company provided $2.9 million through its provision for loan losses for losses on RALs retained on-balance sheet by the Company compared to $34,000 for 2006. Additionally, during 2007 and 2006 the Company recorded a net increase to the fair value of the residual interest of the securitization of $1.5 million and $749,000 for losses related to RALs sold into the securitization. The initial valuations for the estimated losses of the RALs sold into the securitization are reported as a reduction to the gain on sale, with subsequent changes reported as an increase or decrease in the residual value. The increase in losses associated with RALs was primarily due to higher confirmed fraud and from an increase in the amount of refunds held by the IRS for reasons such as audits and liens from prior taxpayer debts.

For 2006 and 2007, the Company implemented a RAL securitization to provide an alternative liquidity vehicle to supplement brokered deposits. In addition to providing a funding source, the purpose of the securitization was to reduce the impact to regulatory capital of the RAL portfolio, helping ensure the Company was able to maintain well-capitalized status. Approximately $347 million and $206 million in RALs were sold through the securitization during the first quarters of 2007 and 2006. RB&T used overnight borrowing lines to fund the RALs that were retained on-balance sheet. Accounting for the securitization caused comparability differences among some income and expense items when comparing income statement results for 2006 to results in 2005. The securitization had the effect of reclassifying the fee income earned and interest expense paid for securitized RALs into non interest income.

Table 2 – Net RAL Securitization Income

Detail of Net RAL securitization income follows:

December 31, (in thousands)	2007	2006

Net gain on sale of RALs	$2,261	$2,022
Increase in securitization residual	1,511	749
Net RAL securitization income	$3,772	$2,771

On September 19, 2007, RB&T entered into a three year Program Agreement (“Program Agreement”) with Jackson Hewitt Inc. (“JHI”) and a three year Technology Services Agreement (“Technology Agreement”) with Jackson Hewitt Technology Services LLC (“JHTSL”) related to RB&T’s RAL and ERC products. JHI and JHTSL are subsidiaries of Jackson Hewitt Tax Service Inc., which provides computerized preparation of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax offices operating under the brand name Jackson Hewitt Tax Service®. RB&T’s RAL and ERC products essentially comprise the products offered through the Company’s TRS business segment.

Under the Program Agreement, JHI will process applications for TRS and under the Technology Agreement JHTSL will provide technology services to TRS as necessary to support the RAL and ERC products offered by TRS through selected Jackson Hewitt Tax Service offices. Significant terms of the agreements include:

•                  The Program and Technology Agreements are effective for TRS’ first quarter 2008 RAL and ERC tax season. TRS’ RAL and ERC products are substantially delivered during the first quarter of each year.

•                  The Program Agreement provides for TRS to be the exclusive provider of RAL and ERC products for a select group of Jackson Hewitt Tax Service offices. The Jackson Hewitt offices offering TRS products are subject to mutual agreement each year between TRS and Jackson Hewitt.

•                  The Program and Technology Agreements require RB&T to make minimum fixed annual payments to Jackson Hewitt with an additional variable payment schedule based on growth in the program.

•                  RB&T can terminate the agreements under specified circumstances.

The Company expects that the business generated from the above agreements is more likely than not to have a material positive impact on net income and earnings per share beginning with the first quarter of 2008. During 2007, the select Jackson Hewitt offices that will begin making TRS products available during 2008 produced approximately 70% of the total number of RAL and ERC products generated by TRS with others during 2007. In addition to the contracts signed with Jackson Hewitt, the Company also expects to increase its independent tax-preparer customer base significantly in 2008. Management believes that it is more likely than not that RB&T will process approximately three times the business in the TRS segment during the first quarter of 2008 as it did during the first quarter of 2007. The overall impact of the expected increase in volume to the Company’s earnings for 2008 and beyond will depend upon many factors such as consumer demand for tax related products, consumer demand for Jackson Hewitt services, losses on RALs, overall product mix, and overhead cost to the Company.

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

See additional discussion about this product under the sections titled Item 1 “Business,” and Footnote 2 “Discontinued Operations” and Footnote 24 “Segment Information” of Item 8 “Financial Statements and Supplementary Data.”

STAFF ACCOUNTING BULLETIN 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108. SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 requires that a company uses both the “iron curtain” and “rollover” approaches when quantifying misstatement amounts. Under the rollover approach, the error is quantified as the amount by which the current year income statement is misstated. The iron curtain approach, however, quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff states that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Prior to the issuance of SAB 108, the Company evaluated misstatement amounts during each period using the rollover method only.

During 2006, the Company performed an analysis of its unrecorded misstatements using both the rollover and iron curtain approaches. Using the rollover method, as the Company has traditionally done, management concluded that none of its unrecorded misstatements were material to its current period or prior periods’ financial statements. Under the iron curtain method, however, management concluded that two of the Company’s unrecorded misstatements were material to the 2006 financial statements, but using the rollover method were immaterial to its prior periods’ financial statements. These misstatements were related to the overaccrual of losses on RALs and the deferral of previously recorded title insurance commissions. The Company recorded a one-time entry of $547,000 to retained earnings on January 1, 2006 to correct the unrecorded misstatements on the balance sheet.

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

Republic believes its critical accounting policies and estimates relate to:

•                  Allowance for loan losses

•                  Mortgage servicing rights

•                  RAL securitization and valuation of residual

•                  Income tax accounting

•                  Goodwill and other intangible assets

Allowance for Loan Losses – Republic maintains an allowance for probable incurred credit losses inherent in the Company’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the allowance for the loan losses on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis. Management estimates the allowance required using past loan loss experience, the nature and size of the portfolio, borrower capacity, estimated collateral values, economic conditions, regulatory requirements and guidance and various other factors. While management estimates the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial and commercial real estate portfolios are more dependent upon ongoing credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off. Loan losses are charged against the allowance at the point in time management deems a loan uncollectible.

Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type. Loans that are past due 90 days or more and that are not specifically classified are uniformly assigned a risk weighted percentage ranging from 15% to 100% of the loan balance based upon the loan type. Management evaluates the remaining loan portfolio by reviewing the historical loss rate for each respective loan type, assigning risk multiples to certain categories to account for qualitative factors including current economic conditions. Both an average five-year loss rate and a loss rate based on heavier weighting of the previous two years’ loss experience are reviewed in the analysis. Specialized loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types. As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio. As general conditions in the national real estate market declined throughout 2007 the Company modified several qualitative factors within its allowance for loan loss calculation, which contributed to an increase in the overall allowance for loan losses of approximately $1.1 million.

Based on management’s calculation, an allowance of $12.7 million, or 0.53% of total loans was an adequate estimate of losses within the loan portfolio as of December 31, 2007. This estimate resulted in provision for loan losses on the income statement of $6.8 million during 2007. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the allowance for loan losses and the resulting effect on the income statement could be material.

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) represent an estimate of the present value of future cash servicing income, net of estimated costs that Republic expects to receive on loans sold with servicing retained by the Company. MSRs are capitalized as separate assets when loans are sold and servicing is retained. This transaction is posted to net gain on sale of loans, a component of mortgage banking income in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Company. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted based on the weighted average remaining life. The amortization is recorded as a reduction to mortgage banking income. The MSR asset, net of amortization, recorded at December 31, 2007 was $6.7 million.

The carrying value of the MSRs asset is reviewed monthly for impairment based on the fair value of the MSRs, using groupings of the underlying loans by interest rates. Any impairment of a grouping would be reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to anticipated prepayments within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs is expected to increase as prepayments on the underlying loans would be anticipated to decline. Management utilizes an independent third party on a monthly basis to assist with the fair value estimate of the MSRs. Based on the estimated fair value at December 31, 2007 and 2006, management determined no impairment of these assets existed and no valuation allowance was necessary.

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

As part of the securitization, the Company established a two step structure to handle the sale of the assets to third party investors. In the first step, a sale provided for TRS RAL Funding, LLC (“TRS RAL, LLC”), a qualified special purpose entity (“QSPE”) to purchase the assets from RB&T as Originator and Servicer. In the second step, a sale and administration agreement was entered into by and among TRS RAL, LLC and various other third parties with TRS RAL, LLC retaining a residual interest in an over-collateralization. There are no recourse obligations. The residual value related to the securitization, which is presented as a trading security on the balance sheet, was $0 at December 31, 2007 and 2006.

In the case where Republic transferred financial assets to the QSPE, a decision was made as to whether that transfer should be considered a sale. The Company concluded that the transaction was indeed a sale as defined in Statement of Financial Accounting Standards (“SFAS”) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.” This conclusion was based on, among other things, legal isolation of assets, the ability of the purchaser to pledge or sell the assets, and the absence of a right or obligation of the Company to repurchase the financial assets. By concluding the transfer was a sale, the Company reduced the negative impact of the RAL program on the Company’s regulatory capital levels.

Residuals are created upon the issuance of private-label securitizations. Residuals represent the first loss position and are not typically rated by nationally recognized agencies. The value of residuals represents the future cash flows expected to be received by the Company from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction, less the interest rate paid to the investors, less contractually specified fees, adjusted for the effect of estimated credit losses.

For a portion of the year, the Company retained a related residual value in the securitization and classified this as a trading asset. The initial residual interest has a weighted average life of approximately one month, and as such, substantially all of its cash flows are received by the end of the first quarter. The disposition of the remaining anticipated cash flows is expected to occur within the remainder of the year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusts the carrying amount of the residual value to its fair value, which is determined based on its expected future cash flows and is significantly influenced by the anticipated credit losses of the underlying RALs.

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

Income Tax Accounting – Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at December 31, 2007.

Goodwill and Other Intangible Assets – When a company acquires a business, the purchased assets and liabilities are recorded at fair value. The fair value of most financial assets and liabilities are determined by estimating the discounted anticipated cash flows from or for the instrument using current market rates applicable to each category of instrument. Excess of consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. Errors in the estimation process of the fair value of acquired assets and liabilities will result in an overstatement or understatement of goodwill. This in turn will result in overstatement or understatement of income and expenses and, in the case of an overstatement of goodwill, could make the Company subject to an impairment charge when the overstatement is discovered in its annual assessment for impairment.

At a minimum, management is required to assess goodwill and other intangible assets annually for impairment. This assessment involves estimating cash flows for future periods, preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the future cash flows were materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value. Based on its assessment, the Company believes its goodwill of $10.2 million and other identifiable intangibles of $420,000 are not impaired and are properly recorded in the consolidated financial statements as of December 31, 2007.

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

Discussion of 2007 vs. 2006

For 2007, net interest income was $94.5 million, an increase of $6.2 million, or 7%, over the same period in 2006. The Company experienced a $5.1 million, or 6%, increase in net interest income within the Banking segment, which was primarily related to growth in the traditional loan portfolio as detailed throughout this document. The Company also experienced a $994,000, or 18%, increase in net interest income within the TRS business segment as a result of the increased RAL volume in 2007 partially offset by the increase in expense related to the negative spread on brokered deposits it acquired. The Company’s net interest spread declined 5 basis points to 2.57% for 2007 compared to 2006, while its net interest margin declined 5 basis points to 3.17% for the same period.

The decline in the net interest spread and margin for 2007 was the result of an increase in the Company’s cost of funds without a similar corresponding increase in the Company’s yield on interest-earning assets. More specifically, for the majority of the year, the Company continued to experience contraction in its spread and margin due to a flat and sometimes inverted interest rate yield curve in which short-term rates approximated long-term rates. The effect of a flat yield curve was magnified in Republic’s financial statements because the Company’s liabilities are more sensitive to interest rate movements than its assets. The Company also faced stern competition for deposit funds in its market areas, which continued to increase its incremental cost of deposits obtained. Alternatively, when the Company was unable to gather enough deposits in its geographical market areas to fund its asset growth, the Company obtained funding from higher cost borrowing sources such as brokered deposits and/or FHLB advances.

In September 2007, the Federal Open Markets Committee (“FOMC”) of the Federal Reserve Bank (“FRB”)lowered the Federal Funds Target rate by 50 basis points. This was followed up with two additional 25 basis point decreases in October and December ending the year at 4.25%. The Federal Funds Target rate is an index, which many of the Company’s short-term deposit rates track. Because the Company’s interest bearing liabilities continue to be more sensitive to interest rate movements than its assets, the decreases in the Federal Funds Target rate significantly benefited the Company’s net interest income and net interest margin during the fourth quarter of 2007. Management believes that further rate reductions of the Federal Funds Target rate, such as the 125 basis point drop in January, 2008, by the FOMC will continue to benefit the Company’s net interest income and net interest margin in the short-term. Management is unable to precisely determine the ultimate impact to the Company’s net interest spread and margin in the future resulting from FOMC rate cuts because of factors such as consumer demand for the Company’s products and overall need for liquidity, among many others.

Discussion of 2006 vs. 2005

For 2006, net interest income was $88.3 million, an increase of $2.7 million, or 3%, over 2005. The Company experienced a $5.9 million, or 8%, increase in net interest income within the Banking segment which was primarily related to growth in the traditional loan portfolio, particularly within the residential real estate portfolio. Total traditional “Bank” loans increased $235 million from December 31, 2005 to December 31, 2006. The Company experienced a $3.1 million, or 36%, decline in net interest income within the TRS business segment as a result of the RAL securitization, which effectively caused $2.8 million in net RAL fees to be classified in non interest income as these related to securitized RALs.

The Company’s net interest spread declined 32 basis points to 2.62% for the year ended December 31, 2006 compared to the same period in 2005, while the Company’s net interest margin declined 20 basis points to 3.22% for the same period. Approximately 15 basis points of the decline resulted from the securitization of a portion of the RAL portfolio. The remainder of the decline in net interest margin and net interest spread was the result of an increase in the Company’s cost of funds without a similar corresponding increase in the Company’s yield on interest-earning assets. More specifically, spread and margin contraction occurred because much of the Company’s funding is/was derived from large commercial treasury management accounts that are tied to immediately repricing indices, while the majority of the Company’s interest-earning assets are real estate secured loans that reprice over a longer period.

For additional information on the past effect of rising short-term interest rates on Republic’s net interest income, see Table 4 “Volume/Rate Variance Analysis” in this section of the document. For additional information on the potential future effect of rising short-term interest rates on Republic’s net interest income, see Table 23 “Interest Rate Sensitivity” in this section of the document. For additional discussion regarding the securitization, see the section titled “Tax Refund Solutions” in this section of the document and Footnote 5”Securitization” of Item 8 “Financial Statements and Supplementary Data.”

Table 3 provides detailed information as to average balances, interest income/expense and average rates by major balance sheet category for 2007, 2006 and 2005. Table 4 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 3 – Average Balance Sheets and Interest Rates for Years Ended December 31,

	2007			2006			2005
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets:
Taxable securities(1)	$607,406	$31,636	5.21%	$522,321	$24,755	4.74%	$537,500	$19,578	3.64%
Tax exempt securities(4)	1,783	103	8.89	1,842	96	8.02	—	—	—
Federal funds sold and other	7,437	416	5.59	29,234	752	2.57	49,700	1,472	2.96
Loans and fees(2)(3)	2,359,617	166,942	7.07	2,192,395	150,937	6.88	1,919,269	127,029	6.62

Total earning assets	2,976,243	199,097	6.69	2,745,792	176,540	6.43	2,506,469	148,079	5.91

Less: Allowance for loan losses	(11,885)			(11,219)			(11,864)

Non-earning assets:
Cash and cash equivalents	54,936			45,906			56,278
Premises and equipment, net	37,052			33,422			32,520
Other assets(1)	35,587			40,996			31,639
Total assets	$3,091,933			$2,854,897			$2,615,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$222,501	$1,597	0.72%	$253,798	$2,103	0.83%	$320,506	$3,166	0.99%
Money market accounts	597,832	24,539	4.10	424,431	16,024	3.78	316,938	7,669	2.42
Time deposits	476,906	21,262	4.46	478,837	18,751	3.92	483,403	16,612	3.44
Brokered deposits	144,144	7,304	5.07	166,930	7,396	4.43	124,470	4,256	3.42
Total deposits	1,441,383	54,702	3.80	1,323,996	44,274	3.34	1,245,317	31,703	2.55

Repurchase agreements and other short-term borrowings	433,809	19,079	4.40	374,937	15,889	4.24	359,327	9,906	2.76
Federal Home Loan Bank advances	623,050	28,323	4.55	575,523	25,564	4.44	480,157	19,872	4.14
Subordinated note	41,240	2,515	6.10	41,240	2,515	6.10	15,592	951	6.10

Total interest-bearing liabilities	2,539,482	104,619	4.12	2,315,696	88,242	3.81	2,100,393	62,432	2.97

Non interest-bearing liabilities and stockholders’ equity:
Non interest-bearing deposits	281,926			285,877			290,968
Other liabilities	27,558			28,150			22,404
Stockholders’ equity	242,967			225,699			211,712
Less: Stockholders’ equity allocated to discontinued Operations	—			(525)			(10,435)
Total liabilities and stockholders’ equity	$3,091,933			$2,854,897			$2,615,042

Net interest income		$94,478			$88,298			$85,647

Net interest spread			2.57%			2.62%			2.94%

Net interest margin			3.17%			3.22%			3.42%

(1)	For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 is included as a component of other assets.
(2)	The amount of loan fee income included in total interest income was $10.3 million, $8.8 million and $11.8 million for the years ended December 31, 2007, 2006 and 2005.
(3)	Average balances for loans include the principal balance of non-accrual loans.
(4)	Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

Table 4 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities impacted Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 4 – Volume/Rate Variance Analysis

	Year Ended December 31, 2007 Compared to Year Ended December 31, 2006			Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
		Increase/(Decrease) Due to			Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:

Taxable securities	$6,881	$4,281	$2,600	$5,177	$(567)	$5,744
Tax exempt securities	7	(3)	10	96	96	—
Federal funds sold and other	(336)	(816)	480	(720)	(546)	(174)
Loans and fees	16,005	10,883	5,122	23,908	19,716	4,192

Net change in interest income	22,557	14,345	8,212	28,461	18,699	9,762

Interest expense:

Transaction accounts	(506)	(243)	(263)	(1,063)	(599)	(464)
Money market accounts	8,515	7,017	1,498	8,355	3,151	5,204
Time deposits	2,511	(76)	2,587	2,139	(158)	2,297
Brokered deposits	(92)	(1,080)	988	3,140	1,682	1,458
Repurchase agreements and other short-term borrowings	3,190	2,571	619	5,983	448	5,535
Federal Home Loan Bank advances	2,759	2,150	609	5,692	4,158	1,534
Subordinated note	—	—	—	1,564	1,564	—

Net change in interest expense	16,377	10,339	6,038	25,810	10,246	15,564
Net change in net interest income	$6,180	$4,006	$2,174	$2,651	$8,453	$(5,802)

Non Interest Income

Table 5 – Analysis of Non Interest Income

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2007	2006	2005	2007/2006	2006/2005

Service charges on deposit accounts	$18,577	$16,505	$13,851	13%	19%
Electronic refund check fees	4,189	4,102	6,083	2	(33)
Net RAL securitization income	3,772	2,771	—	36	100
Mortgage banking income	2,973	2,316	2,751	28	(16)
Debit card interchange fee income	4,387	3,644	3,122	20	17
Title insurance commissions	296	762	1,756	(61)	(57)
Gain on sale of securities	8	300	—	(97)	100
Insurance settlement gain	1,877	—	—	100	—
Other	1,713	1,300	1,244	32	5
Total non interest income	$37,792	$31,700	$28,807	19	10

Discussion of 2007 vs. 2006

Service charges on deposit accounts increased $2.1 million, or 13%, during 2007 compared to the same period in 2006. The increase was primarily due to growth in the Company’s checking account base in conjunction with growth in the Bank’s “Overdraft Honor” program, which permits selected customers to overdraft their accounts up to a predetermined dollar amount (up to a maximum of $1,000) for the Bank’s customary overdraft fee. In addition to growth in the Bank’s Overdraft Honor program, the Company also increased its overdraft fee by 7% in September of 2006. Included in service charges on deposits are net per item overdraft/NSF fees of $13.7 million and $12.1 million for 2007 and 2006, respectively.

Net RAL securitization income increased $1.0 million, or 36%, during 2007 compared to the same period in 2006 primarily due to the increase in the volume of loans sold into the RAL securitization. The volume of RALs securitized rose year over year due to an increase in overall originations of RALs combined with more favorable underwriting criteria within the securitization structure, which allowed the Company to securitize a higher percentage of RALs than the previous year.

Detail of Net RAL securitization income follows:

December 31, (in thousands)	2007	2006

Net gain on sale of RALs	$2,261	$2,022
Increase in securitization residual	1,511	749
Net RAL securitization income	$3,772	$2,771

Mortgage banking income increased $657,000, or 28%, during 2007 compared to 2006. The increase was due primarily to a $602,000, or 38%, increase in net gain on sale of loans. The increase in net gain resulted primarily from pricing strategies employed by the Company on its portfolio Adjustable Rate Mortgage (“ARM”) product offerings, which effectively shifted consumer demand to
15- and 30-year fixed rate products that are sold into the secondary market. The Company employed these pricing strategies due to a flat and sometimes inverted yield curve, which increased the Company’s funding costs and made it less attractive to retain such loans on balance sheet. As a percentage of loans sold, net gains on sale of loans increased to 1.00% in 2007 compared to 0.81% in 2006. The increase resulted primarily from more favorable pricing strategies employed by the Company.

Debit card interchange revenue increased $743,000, or 20%, consistent with the overall growth in customer base and transaction volume. The increase in debit card interchange income was substantially offset by a $600,000 increase in interchange non interest expenses.

During the fourth quarter of 2007, the Company sold one U.S. Treasury Bill security resulting in a gain of $8,000. During the fourth quarter of 2006, the Company sold a portion of the available for sale Freddie Mac (“FHLMC”) preferred stock totaling $5 million, realizing a gain on sale of securities of $300,000. There were no securities available for sale sold during 2005.

The Company recorded a non recurring insurance settlement gain of $1.9 million in 2007 related to the final settlement of insurance proceeds in connection with the Company’s corporate center fire which occurred in late 2006. The gain represented the difference between the total cash received from the Company’s insurance provider and the net book value of the fixed assets destroyed as a result of the fire.

Discussion of 2006 vs. 2005

Service charges on deposit accounts increased $2.7 million, or 19%, during 2006 compared to 2005. The increase was primarily due to growth in the Company’s checking account base in conjunction with the Bank’s “Overdraft Honor” program, which permits selected customers to overdraft their accounts up to a predetermined dollar amount for the Bank’s customary overdraft fee. The Company also increased its overdraft fee by 7% in August of 2005 and again by a similar amount in September of 2006. Included in service charges on deposits were per item overdraft fees of $12.1 million and $9.9 million for years ended December 31, 2006 and 2005.

Electronic Refund Check (“ERC”) fees decreased $2.0 million, or 33%, to $4.1 million during the year ended December 31, 2006 compared to the same period in 2005. This decrease was due to a 27% decline in ERC/ERD volume from the prior year resulting primarily from the discontinuation of a business relationship with one large integrated software partner.

Net RAL securitization income was $2.8 million for the year ended December 31, 2006, as the Company completed its first securitization of a portion of the RAL portfolio during the first quarter of the year.

Mortgage banking income decreased $435,000 during 2006 due primarily to a $682,000 decline in net gain on sale of loans which was partially offset by a $247,000 increase in servicing income, net of amortization. The reduction in net gain on sale of loans resulted from the decline in mortgage origination volume of 15 and 30-year fixed rate residential real estate loans from 2005 resulting primarily from an increase in longer-term interest rates. As a percentage of loans sold, net gains decreased to 0.81% in 2006 compared to 0.92% in 2005. The decrease in net gain on sale of loans as a percentage of loans sold resulted primarily from competitive pricing pressures and costs absorbed by the Company in connection with its fixed closing costs product that ranged from $299 to $599.

Title insurance commissions declined $994,000, or 57%, during 2006 due primarily to an accounting change in accordance with SFAS 91, corrected in prior year financial statements through SAB 108. See the section titled “Staff Accounting Bulletin 108” in this section of the document and Footnote 1 “Summary of Significant Accounting Principles” of Item 8 “Financial Statements and Supplementary Data” for additional information.

Non Interest Expenses

Table 6 – Analysis of Non Interest Expenses

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2007	2006	2005	2007/2006	2006/2005

Salaries and employee benefits	$44,162	$40,412	$36,731	9%	10%
Occupancy and equipment, net	17,904	15,541	13,654	15	14
Communication and transportation	3,785	2,750	3,000	38	(8)
Marketing and development	3,287	2,459	2,489	34	(1)
Bank franchise tax expense	2,552	1,902	1,822	34	4
Data processing	2,675	2,171	1,871	23	16
Debit card interchange	2,263	1,663	1,357	36	23
Supplies	1,749	1,271	1,133	38	12
Other	8,879	6,693	6,455	33	4
Total non interest expenses	$87,256	$74,862	$68,512	17	9

Discussion of 2007 vs. 2006

Salaries and employee benefits increased $3.8 million, or 9%, during 2007 compared to 2006. This increase was primarily attributable to an increase in the Company’s employee base combined with annual salary increases and higher costs associated with the Company’s health insurance. End of period FTE’s increased from 698 at December 31, 2006 to 727 at December 31, 2007, as the Company added to staff in both sales and support functions as a result of new banking center locations and expectations for future growth in the traditional Banking segment, as well as TRS. In addition, the Company experienced a full year’s effect in 2007 of the 20 FTE increase in Florida resulting from the GulfStream acquisition in October 2006.

Occupancy and equipment expense increased $2.4 million, or 15%, during 2007 compared to the same period in 2006. The increases in occupancy and equipment were primarily associated with growth in the Company’s infrastructure and banking center network, as well as increased leasing costs and service agreements for the Company’s core technology, telecommunications and operating systems.

Communication and transportation increased $1.0 million, or 38%, during 2007 compared to 2006 primarily due to enhancements to the Company’s telecommunication carrier networks, as well as banking center expansion. The Company also experienced increased freight and postage primarily due to TRS. The majority of the increase was incurred during the fourth quarter in preparation for the upcoming tax refund processing season.

Marketing and development increased $828,000, or 34%, during 2007 compared to 2006. Approximately one half of this increase was related to the Company’s new “Debit Card Rewards” program, which allows debit card users to earn points that can be used toward the purchase consumer goods.

Bank franchise tax expense increased $650,000, or 34%, consistent with the overall growth in the Company’s taxable deposit and capital bases.

Data processing expense increased $504,000, or 23%, during 2007 compared to 2006. Approximately $250,000 of this increase resulted from the Company’s new business on-line banking system. Approximately $100,000 of this increase was related to an increase in the number of users utilizing the Company’s retail internet delivery and consumer on-line bill payment systems.

Debit card interchange expense increased $600,000, or 36%, during 2007 compared to 2006. The increase in expense resulted from growth in the number of debit card transactions processed by the Company.

Other expense increased $2.2 million, or 33%, during 2007 compared to the same period in 2006 primarily due to the following items:

•                  Travel increased approximately $234,000, primarily related to TRS and new locations in Florida.

•                  Legal expense increased approximately $845,000, primarily related to the settlement of a previously disclosed lawsuit.

•                  Third party audit and professional fees increased approximately $182,000, primarily due to routine services associated with TRS. Included in these services was an annual review of the RAL underwriting by a third party consultant and routine annual audits of tax preparation offices nationwide.

•                  Fraud losses increased approximately $383,000, resulting primarily from two customer identity thefts.

•                  Core deposit amortization increased approximately $106,000, resulting from the acquisition of GulfStream in October 2006.

•                  Reimbursement of foreign ATM fees increased approximately $369,000, primarily related to growth in the Company’s new promotional demand deposit accounts which offer unlimited free foreign ATM transactions.

Discussion of 2006 vs. 2005

Salaries and employee benefits increased $3.7 million, or 10%, from 2005 to 2006. The increase was primarily attributable to annual salary increases, stock option compensation expense and higher costs associated with the Company’s health insurance. In addition, end of period FTE’s increased from 678 at December 31, 2005 to 698 at December 31, 2006. The increase in salaries and employee benefits was moderated by $1.1 million and $800,000 in credits to incentive compensation accruals posted during the fourth quarters of 2006 and 2005. The Company recorded stock option expense of $844,000 during the year ended December 31, 2006 related to the prospective adoption of SFAS 123R on January 1, 2006.

Occupancy and equipment expense increased $1.9 million, or 14%, during 2006 compared to 2005. Approximately $900,000 of the increase was due to a one-time charge related to a change in the Company’s lease accounting practices. The remaining increase was attributable to increased rent and leasehold improvements for the Company’s operations’ areas, as well as increased leasing costs and service agreements for the Company’s technology and operating systems.

FINANCIAL CONDITION

Investment Securities

Table 7 – Investment Securities Portfolio

December 31, (in thousands)	2007	2006	2005

Securities available for sale (fair value):
U.S. Treasury securities and U.S Government agencies	$160,275	$286,272	$330,294
Freddie Mac preferred stock	1,541	2,064	—
Corporate mortgage backed securities and other corporate mortgage-related securities	32,475	45,210	20,000
Mortgage backed securities, including CMOs	334,459	170,181	97,571
Total securities available for sale	528,750	503,727	447,865

Securities to be held to maturity (carrying value):
U.S. Treasury securities and U.S Government agencies	4,672	8,586	12,110
Obligations of states and political subdivisions	383	383	—
Mortgage backed securities, including CMOs	46,831	49,076	52,188
Total securities to be held to maturity	51,886	58,045	64,298
Total investment securities	$580,636	$561,772	$512,163

Securities available for sale primarily consists of U.S. Treasury and U.S. Government Agency obligations, including agency mortgage backed securities (“MBSs”), agency collateralized mortgage obligations (“CMOs”), corporate mortgage backed and other corporate mortgage-related securities and FHLMC preferred stock. The agency MBSs primarily consist of hybrid mortgage securities, as well as other adjustable rate mortgage securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), FHLMC and Fannie Mae (“FNMA”). Agency CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Company primarily uses the securities portfolio as collateral for securities sold under agreements to repurchase (“repurchase agreements”) and to mitigate its risk position from rising interest rates. Strategies for the securities portfolio may also be influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

Nationally, residential real estate values have declined. These declines in value, coupled with the reduced ability of homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as corporate mortgage backed or other corporate mortgage-related securities. The Company owns $35 million in corporate mortgage backed and other corporate mortgage-related securities. These securities are not guaranteed by government agencies. Approximately $24 million of these securities are rated AAA by Standard & Poor’s (“S&P”) and are backed by “Alternative A” first lien mortgage loans. The remaining $11 million are asset backed securities with an insurance “wrap” or guarantee. These asset backed securities are AA rated by S&P. Due to current market conditions, all of these assets are extremely illiquid, and as such, the market value is unable to be reasonably estimated due to the volatility in the mortgage industry. The average life of these securities is currently estimated to be approximately five years. At this time, management intends to hold these securities until maturity and does not believe the Company will incur any loss of principal. Further deterioration in the real estate markets and/or deterioration in the financial condition of the insurance company providing the “wrap” could produce a loss of principal in the future. As of the date of this filing, none of these securities have been downgraded by the applicable rating agency.

Approximately $380 million of the Company’s agency mortgage related MBS investment portfolio and $165 million of the Company’s agency portfolio represents securities guaranteed by government agencies such as FHLMC and have first lien 1-4 family home mortgage loans as their underlying collateral. Approximately $259 million of these securities were purchased at a market premium above par. The current unamortized premium of these securities was $1.4 million at December 31, 2007. While the Company believes the overall risk of principal loss within this portfolio is minimal due to the agency guarantees, these securities are subject to substantial prepayment risk in a declining interest rate environment because the underlying loans are subject to refinancing. Prepayments in excess of those projected when the securities were originally purchased could cause the final yield received by the Company to be substantially lower due to the acceleration of previous amortization. In addition, the cash received from these prepaying securities would likely be reinvested into lower yielding investment products, further reducing the Company’s profitability on its securities portfolio. Management projects various prepayment scenarios in the many interest sensitivity analyses it performs. At this time, however, management is unable to precisely estimate the amount of prepayment activity the Company will experience within its investment portfolio in the short-term. For additional information on the potential future effect of changing short-term interest rates on Republic’s net interest income, see Table 23 “Interest Rate Sensitivity” in this section of the document.

Detail of Mortgage Backed Securities at December 31, 2007 was as follows

Table 8 – Mortgage Backed Securities

December 31, 2007 (in thousands)	Amortized Cost	Fair Value

Agency mortgage backed securities	$322,488	$324,446
Corporate mortgage backed and other corporate mortgage-related securities	34,644	32,475
Agency collateralized mortgage obligations	56,646	57,720
Total mortgage backed securities	$413,778	$414,641

In addition, the Company holds agency structured notes in the investment portfolio which consist of step up bonds. These investments are predominantly classified as available for sale. The amortized cost and fair value of structured notes is as follows:

December 31, (in thousands)	2007	2006

Amortized cost	$8,172	$70,784
Fair value	8,217	70,529

During 2007, Republic purchased $3.71 billion in available for sale securities and had maturities and calls of $3.66 billion. A substantial majority of the securities purchased were agency discount notes, which the Company utilized primarily for collateral purposes. The weighted average yield on these discount notes was 4.98% with an average term of 11 days.

Table 9 – Securities Available for Sale

December 31, 2007 (in thousands)	Amortized Cost	Fair Value	Weighted Average Yield	Average Maturity in Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$95,833	$95,777	4.44%	0.41
Due from one to five years	59,278	59,986	5.19	1.61
Due from five to ten years	4,413	4,512	5.53	3.88
Total U.S. Treasury securities and U.S. Government agencies	159,524	160,275	4.75	0.95
Total Freddie Mac preferred stock	2,000	1,541	5.73	22.76
Total corporate mortgage backed and other corporate mortgage-related securities	34,644	32,475	6.00	1.76
Total mortgage backed securities, including CMOs*	332,303	334,459	5.39	14.87
Total securities available for sale	$528,471	$528,750	5.24	9.84

Table 10 – Securities to be Held to Maturity

December 31, 2007 (in thousands)	Carrying Value	Fair Value	Weighted Average Yield	Average Maturity in Years

U.S. Treasury securities and U.S. Government agencies:
Due from one to five years	$4,672	$4,679	3.89%	1.30
Obligations of states and political subdivisions:
Due from five to ten years	383	408	6.00	5.50
Total mortgage backed securities, including CMOs*	46,831	47,707	6.00	15.30
Total securities to be held to maturity	$51,886	$52,794	5.81	13.96

* The average maturity of mortgage backed securities, including CMOs, is calculated based on contractual maturity.

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $97 million during 2007 to $2.4 billion at December 31, 2007. Overall growth in the portfolio for Republic during 2007 was less than historical experience and resulted primarily from two factors. In the residential real estate category, the Company retained 5-year ARM loans in its portfolio while it historically sold its 15-, 20- and 30-year fixed rate loans into the secondary market. Due to the flat and sometimes inverted yield curve, the Company maintained a higher spread on its 5-year ARM product offerings during 2007 compared to its 30-year fixed rate product. As a result, Republic experienced a decrease in its production of portfolio ARM products and a corresponding increase in production of its fixed rate secondary market products. Secondly, the Company experienced slower growth in the commercial real estate category due primarily to an above historical average amount of payoffs during 2007.

At December 31, 2007, commercial real estate loans comprised 27% of the total gross loan portfolio and were concentrated primarily within the Bank’s existing markets. These loans are principally secured by multi-family investment properties, single family developments, medical facilities, small business owner occupied offices, retail properties and hotels. These loans typically have interest rates that are initially fixed for one to ten years with the remainder of the loan term subject to repricing based on various market indices. In order to reduce the negative effect of refinance activity within the portfolio during a declining interest rate environment, the Company requires an early termination penalty on substantially all commercial real estate loans for a portion of the fixed term period. The Bank’s underwriting standards typically include personal guarantees on most commercial real estate loans. Overall, commercial real estate loans increased $6 million, or 1%, from December 31, 2006.

Similar to commercial real estate loans, residential real estate loans that are not sold into the secondary market typically have fixed interest rate periods of one to ten years with the remainder of the loan term subject to repricing based on various market indices. These loans also typically carry early termination penalties during a portion of their fixed rate periods in order to lessen the overall negative effect to the Company of refinancing in a declining interest rate environment. To increase its competitiveness within its markets, Republic offered closing costs as low as $299 on its residential real estate products during 2007 and 2006. The promotional closing costs were increased to $599 in December 2007. Overall, residential real estate loans decreased $5 million, or less than 1%, from December 31, 2006.

The majority of the Company’s growth within its loan portfolio during 2007 occurred in the real estate construction, commercial loan and home equity categories. Overall, real estate construction loans increased $58 million, commercial loans increased $24 million, and home equity loans increased $22 million. Substantially all of these loans are immediately repricing and float with an index such as the “Prime” or “LIBOR” rates. Despite the likelihood of a declining interest rate environment in the short-term, origination of immediately repricing loans remains a primary focus of management due to the Company’s negative sensitivity to rising interest rates. Management’s current intent is to substantially increase over the next five years the percentage of loans on its balance sheet that immediately reprice in a changing interest rate environment.

Table 11 – Loan Portfolio Composition

December 31, (in thousands)	2007	2006	2005	2004	2003

Residential real estate	$1,168,591	$1,173,813	$1,056,175	$851,736	$762,000
Commercial real estate	658,987	652,773	575,922	495,827	442,083
Real estate construction	163,700	105,318	84,850	70,220	70,897
Commercial	90,741	66,559	46,562	36,807	34,553
Consumer	33,310	40,408	34,677	31,022	29,462
Overdrafts	1,238	1,377	852	1,344	988
Deferred deposits (“Payday loans”), Discontinued Operations	—	—	5,779	35,631	27,584
Home equity	280,506	258,640	265,895	267,231	215,088
Total loans	$2,397,073	$2,298,888	$2,070,712	$1,789,818	$1,582,655

The table below illustrates Republic’s maturities and repricing frequency for the loan portfolio:

Table 12 – Selected Loan Distribution

December 31, 2007 (in thousands)	Total	One Year Or Less	Over One Through Five Years	Over Five Years

Fixed rate maturities:
Real estate:
Residential	$406,125	$60,354	$205,037	$140,734
Commercial	126,180	34,947	63,377	27,856
Construction	51,183	41,140	10,033	10
Commercial	40,120	12,185	22,880	5,055
Consumer, including overdrafts	28,331	13,265	4,919	10,147
Home equity	4,817	2,836	250	1,731
Total fixed	$656,756	$164,727	$306,496	$185,533

Variable rate repricing:
Real estate:
Residential	$762,466	$324,627	$424,579	$13,260
Commercial	532,807	297,136	235,529	142
Construction	112,517	105,277	3,342	3,898
Commercial	50,621	50,452	—	169
Consumer	6,217	6,217	—	—
Home equity	275,689	275,689	—	—
Total variable	$1,740,317	$1,059,398	$663,450	$17,469

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses as a percent of total loans increased slightly to 0.53% at December 31, 2007 compared to 0.49% at December 31, 2006. In general, the increase in the allowance for loan losses as a percentage of total loans was primarily attributable to reserves required for growth in the loan portfolio and an adjustment of $1.1 million related to the modification of several qualitative factors within the allowance calculation as a result of generally deteriorating real estate market conditions. Management believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2007.

For discussion of Republic’s methodology for determining the adequacy of the allowance for loan losses, see the section titled “Critical Accounting Policies and Estimates” in this section of the document.

Discussion of loan loss provision in 2007 vs. 2006

The Company recorded a provision for loan losses of $6.8 million for 2007 compared to a provision of $2.3 million for the same period in 2006. Included in the provision for loan losses in 2007 and 2006 were $2.9 million and $34,000 for losses associated with RALs. The increase in anticipated losses associated with RALs was primarily due to higher confirmed fraud losses and from an increase in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts. The Banking segment provision for loan losses increased to $3.9 million for 2007 compared to $2.3 million for 2006 due to growth in loans, as well as an increase in classified loans and delinquencies. In addition, as general real estate market conditions declined throughout 2007 the Company modified several qualitative factors within its allowance for loan loss calculation, which contributed to an increase in the overall allowance for loan losses of approximately $1.1 million.

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

Also included in the provision for loan losses for the year ended December 31, 2006 was a $855,000 reduction in losses associated with RALs retained by the Company. The decrease in the provision associated with RALs during 2006 resulted primarily from the securitization of a portion of the RAL portfolio during the first quarter of 2006.

See additional discussion regarding TRS under the following: Item 1A “Risk Factors,” under the sections titled “Results of Operations” and “Critical Accounting Policies and Estimates” in this section of the document and Results of Operations” and Footnote 5 “Securitization” and Footnote 24 “Segment Information” of Item 8 “Financial Statements and Supplementary Data.”

Table 13 – Summary of Loan Loss Experience

Year Ended December 31, (dollars in thousands)	2007	2006	2005	2004	2003

Allowance for loan losses at beginning of year	$11,218	$11,009	$13,554	$13,959	$10,148
Addition resulting from the acquisition of GulfStream	—	387	—	—	—

Charge offs:
Real estate:
Residential	(553)	(601)	(448)	(444)	(670)
Commercial	(493)	(270)	(162)	(177)	(1,223)
Construction	(158)	(72)	(84)	—	(135)
Commercial	(132)	(215)	—	(22)	(50)
Consumer	(1,531)	(1,117)	(697)	(868)	(994)
Home equity	(397)	(264)	(91)	(177)	(155)
Tax Refund Solutions	(4,246)	(1,358)	(2,213)	(3,404)	(2,300)
Discontinued operations	—	(409)	(212)	—	—
Total	(7,510)	(4,306)	(3,907)	(5,092)	(5,527)
Recoveries:
Real estate:
Residential	102	138	176	151	448
Commercial	213	65	87	284	1,074
Construction	1	86	34	35	300
Commercial	59	13	32	43	100
Consumer	446	425	289	348	366
Home equity	37	49	35	56	26
Tax Refund Solutions	1,349	1,323	1,257	2,022	450
Discontinued operations	—	82	14	—	—
Total	2,207	2,181	1,924	2,939	2,764
Net loan charge offs / recoveries	(5,303)	(2,125)	(1,983)	(2,153)	(2,763)
Provision for loan losses from continuing operations	6,820	2,302	340	1,346	6,095
Provision for loan losses from discontinued operations	—	(355)	(902)	402	479
Allowance for loan losses at end of year	$12,735	$11,218	$11,009	$13,554	$13,959

Ratios:
Allowance for loan losses to total loans	0.53%	0.49%	0.53%	0.76%	0.88%
Allowance for loan losses to non-performing loans	132	175	183	221	108
Allowance for loan losses to non-performing assets	122	162	170	200	108

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

Table 14 – Management’s Allocation of the Allowance for Loan Losses

	2007		2006		2005		2004		2003
December 31, (dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans

Residential real estate	$1,333	49%	$1,138	51%	$793	51%	$761	48%	$1,009	48%
Commercial real estate	7,417	27	7,105	28	7,086	28	8,100	28	7,804	28
Real estate construction	278	7	204	5	101	4	58	4	551	4
Commercial	993	4	241	3	163	2	107	2	237	2
Consumer	378	1	377	2	761	2	2,422	4	2,104	4
Home equity	371	12	188	11	186	13	187	14	131	14
Unallocated	1,965	—	1,965	—	1,919	—	1,919	—	2,123	—
Total	$12,735	100%	$11,218	100%	$11,009	100%	$13,554	100%	$13,959	100%

Asset Quality

The Company maintains a watch list of commercial loans and reviews those loans on a regular basis. Generally, assets are designated as watch list loans to ensure more frequent monitoring. The assets are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is placed on non accrual.

Loans, including impaired loans under SFAS 114, but excluding consumer loans, are placed on non-accrual status when the loans become past due 90 days or more as to principal or interest, unless the loans are adequately secured and in the process of collection. Past due status is based on how recently payments have been received. When loans are placed on non-accrual status, all unpaid interest is reversed from interest income and accrued interest receivable. These loans remain on non-accrual status until the borrower demonstrates the ability to become and remain current or the loan or a portion of the loan is deemed uncollectible and is charged off.

Consumer loans, exclusive of RALs, are not placed on non-accrual status but are reviewed periodically and charged off when the loans reach 120 days past due or at any point the loan is deemed uncollectible. RALs traditionally undergo a review in March of each year and those deemed uncollectible are charged off against the allowance for loan losses.

Total non-performing loans to total loans increased to 0.40% at December 31, 2007, from 0.28% at December 31, 2006, while the total balance of non-performing loans increased by $3.2 million for the same period. The increase was substantially concentrated within the commercial real estate category. Republic is generally well secured on its real estate loans and management does not anticipate a substantial increase in losses resulting from the current rise in the level of non-performing loans at this time.

Table 15 – Non-performing Loans and Non-performing Assets

As of December 31, (dollars in thousands)	2007	2006	2005	2004	2003

Loans on non-accrual status(1)	$8,303	$5,980	$5,725	$5,763	$12,466
Loans past due 90 days or more and still on accrual	1,318	413	295	371	473
Total non-performing loans	9,621	6,393	6,020	6,134	12,939
Other real estate owned	795	547	452	657	—
Total non-performing assets	$10,416	$6,940	$6,472	$6,791	$12,939
Non-performing loans to total loans	0.40%	0.28%	0.29%	0.34%	0.82%
Non-performing assets to total loans	0.43	0.30	0.31	0.38	0.82

(1)       Loans on non-accrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan Losses” of Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans.

Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $287,000, $354,000 and $268,000 in 2007, 2006 and 2005.

Republic defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. There were no impaired loans at December 31, 2007 compared to $525,000 at December 31, 2006.

Deposits

Total deposits increased $276 million from December 31, 2006 to December 31, 2007 to $2.0 billion. Interest-bearing deposits increased $276 million, or 19%, while non interest-bearing deposits increased $431,000, or less than 1%, from December 31, 2006 to December 31, 2007. The increase in interest-bearing accounts occurred primarily in the money market and brokered deposit categories, which increased $137 million and $205 million, respectively.

Approximately $82 million of the $137 million increase in money market accounts was attributable to one relationship established during the third quarter of 2007. Management believes this relationship will likely move a substantial majority of these funds from the Bank when more favorable investment alternatives become available to the customer. The additional increase in the money market category was also related to successful marketing of the Company’s Premier First business money market account, which is the Bank’s primary Treasury Management product offering for medium to large business customers.

Brokered deposits increased $205 million during 2007 to $371 million. During the fourth quarter of 2007, the Company acquired approximately $272 million in brokered deposits to be utilized in the first quarter of 2008 to fund RALs. These deposits had a weighted average cost of 4.68% with a final maturity of three months. During their time outstanding before the RAL season began, the Company utilized the cash from these brokered deposits to payoff overnight borrowings from the FHLB resulting in a negative spread of approximately 75 basis points. Management currently anticipates replacing these brokered deposits with FHLB advances when the deposits mature during the first quarter of 2008.

Table 16 – Deposits

Ending balances of all deposit categories at December 31, 2007, follows:

December 31, (in thousands)	2007	2006	2005	2004	2003

Demand (NOW and SuperNOW)	$197,949	$197,225	$262,714	$304,264	$271,022
Money market accounts	635,590	498,943	322,421	256,175	194,353
Internet money market accounts	10,521	18,135	33,864	45,076	96,034
Savings	30,362	37,690	43,548	41,080	35,735
Individual retirement accounts	51,338	54,180	48,954	47,324	42,073
Certificates of deposit, $100,000 and over	174,538	171,706	168,777	149,217	196,026
Other certificates of deposit	217,670	269,828	282,609	266,547	203,893
Brokered deposits	371,387	165,989	153,194	46,254	64,655
Total interest-bearing deposits	1,689,355	1,413,696	1,316,081	1,155,937	1,103,791
Total non interest-bearing deposits	279,457	279,026	286,484	261,993	193,321
Total	$1,968,812	$1,692,722	$1,602,565	$1,417,930	$1,297,112

Table 17 – Average Deposits

Ending average balances of all deposits and the average rates paid on such deposits for the years indicated follows:

	2007		2006		2005
December 31, (in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Transaction accounts	$222,501	0.72%	$253,798	0.83%	$320,506	0.99%
Money market accounts	597,832	4.10	424,431	3.78	316,938	2.42
Time deposits	476,906	4.46	478,837	3.92	483,403	3.44
Brokered deposits	144,144	5.07	166,930	4.43	124,470	3.42
Total interest-bearing deposits	1,441,383	3.80	1,323,996	3.34	1,245,317	2.55
Total non interest-bearing deposits	281,926	—	285,877	—	290,968	—
Total	$1,723,309		$1,609,873		$1,536,285

Table 18 – Time Deposits Maturities

Maturities of time deposits of $100,000 or more outstanding at December 31, 2007 follows:

(in thousands)	Amount

Three months or less	$55,850
Over three months through six months	37,466
Over six months through twelve months	38,981
Over 12 months	42,241
Total time deposits	174,538

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings declined $4 million during 2007. The majority of the repurchase accounts are large treasury management transaction relationships, which require security collateral on their accounts. The substantial majority of these accounts are indexed to immediately repricing indices such as the Federal Funds target rate. Based on the transactional nature of the Company’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

Table 19 – Securities sold under agreements to repurchase

Information regarding Securities sold under agreements to repurchase follows:

Years ended December 31, (in thousands)	2007	2006	2005

Outstanding balance at end of year	$398,296	$401,886	$292,259
Weighted average interest at year end	3.40%	4.52%	3.59%
Average outstanding balance during the year	$433,809	$374,937	$359,327
Average interest rate during the year	4.40%	4.24%	2.76%
Maximum outstanding at any month end	$493,838	$403,003	$384,147

Federal Home Loan Bank Advances

FHLB advances decreased $168 million during 2007 to $479 million. The decrease occurred as the Company utilized excess cash from the previously mentioned brokered deposits acquired to reduce overnight borrowings at the FHLB. Management currently anticipates replacing the previously mentioned brokered deposits with FHLB advances when the deposits mature during the first quarter of 2008.

Approximately $150 million of the FHLB advances at December 31, 2007 are putable advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years. To moderate the continued contraction on its margin, during March of 2007 the Company refinanced $100 million in overnight borrowings from the FHLB with an approximate cost of 5.25% into a 10-year fixed rate advance with a 3-year put option at an average cost of 4.39%. At the end of the three year period, the FHLB has the right to require the Company to pay off the advances. The weighted average coupon on all of the Company’s putable advances at December 31, 2007 was 4.51%. Based on market conditions at this time, management does not believe that any of its putable advances are likely to be put back to the Company in the short-term by the FHLB.

Liquidity

The Company is highly leveraged and had a loan to deposit ratio of 122% at December 31, 2007. Traditionally, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At December 31, 2007, Republic had available collateral to borrow an additional $545 million from the FHLB. Management currently anticipates replacing approximately $272 million in brokered CDs maturing in the first quarter of 2008 with FHLB advances. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $227 million available through various other financial institutions. If the Company were to lose a significant funding source, such as a few major depositors, or any of its lines of credit were canceled, or if the Company cannot obtain brokered CDs, the Company would be forced to offer above market deposit interest rates to raise funding.

Republic maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell certain securities, which is limited due to the level of securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At December 31, 2007, these securities had a fair market value of $520 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. In addition, brokered deposits have provided a source of liquidity to the Company when needed to fund loan growth or TRS RAL volume.

Currently, the Company has approximately $343 million in Premier First money market accounts, which is the Bank’s primary product offering for medium to large business customers. These accounts do not require collateral by the Company and as such, cash from these accounts can be utilized to fund the loan portfolio. The 25 largest Premier first relationships represent approximately $200 million of the total balance. If any of these balances are moved from the Bank, the Company would likely utilize overnight borrowings in the short-term to replace the balances. Management believes that at least one relationship with $82 million in balances at year end 2007 will likely move a substantial majority of these funds away from the Bank when more favorable investment alternatives become available to the client. On a longer-term basis, the Company would most likely utilize brokered deposits to replace the balances. Based on past experience with brokered deposits, management believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the deposits they replace, potentially decreasing the Company’s earnings.

The Company’s liquidity risk is increased significantly during the first quarter of each year due to the RAL program. The Company has committed to its electronic filers and tax-preparer base that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to estimate liquidity needs for the RAL program well in advance of the tax season. If management materially overestimates the need for liquidity during the tax season, a significant expense could be incurred with no offsetting revenue stream. If management materially underestimates the need for liquidity during the tax season, the Bank could experience a significant shortfall of cash needed to fund RALs and could potentially be required to stop originating new RALs.

In addition to the new business expected through the Jackson Hewitt relationship, the Company also expects significant growth through its independent tax-preparer customer base as well. The Company expects its 2008 RAL program to require significantly more liquidity than in prior tax seasons. Management will utilize a securitization structure once again in 2008 to fund a significant portion of the RAL portfolio. Brokered deposits will be utilized to fund all RALs not funded through the securitization structure.

The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Federal and state regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2007, RB&T could, without prior approval, declare dividends of approximately $61 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

See Part I Item 1A “Risk Factors” for additional discussion regarding liquidity risk related to TRS and the RAL securitization.

Capital

Table 20 – Capital

Information pertaining to the Company’s capital balances and ratios follows:

Years ended December 31, (in thousands)	2007	2006	2005

Stockholders equity	$248,860	$237,348	$213,574
Dividends per share – Class A Common Stock	0.424	0.363	0.306
Dividends per share – Class B Common Stock	0.386	0.330	0.278
Tier I leverage	8.75%	8.92%	9.47%
Tier I risk based capital	13.29	13.73	14.41
Total risk based capital	13.90	14.30	15.03
Dividend payout ratio	35	26	18
Total equity to total assets	7.86	7.79	7.81

Total stockholders’ equity increased from $237 million at December 31, 2006 to $249 million at December 31, 2007. The increase in stockholders’ equity was primarily attributable to net income earned during 2007 reduced by cash dividends declared and the repurchase of shares of the Company’s common stock and the change in unrealized position of securities available for sale.

During 2007, the Company purchased 527,000 shares of common stock for $9.3 million, an average of $17.68 per share. During May of 2007, the Company’s Board of Directors also approved the repurchase of an additional 300,000 shares from time-to-time if market conditions are deemed favorable to the Company. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2007, the Company had 103,053 shares which could be repurchased under the current stock repurchase program.

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional detail regarding stock repurchases and buy back programs.

Regulatory Capital Requirements – The Parent Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Republic’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the Federal Reserve and FDIC. Republic’s average capital to average assets ratio was 7.86% at December 31, 2007 compared to 7.90% at December 31, 2006. Formal measurements of the capital ratios for Republic and the Bank are performed by management at each quarter end.

In 2004, the Company executed an intragroup trust preferred transaction, with the purpose of providing RB&T access to additional capital markets, if needed, in the future. On a consolidated basis, this transaction has had no impact on the capital levels and ratios of the Company. The subordinated debentures held by RB&T, as a result of this transaction, however, are treated as Tier 2 capital based on requirements administered by the Bank’s federal banking agency. If RB&T’s Tier I capital ratios should not meet the minimum requirement to be well-capitalized, the Company could immediately modify the transaction in order to maintain its well-capitalized status.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., was formed and issued $40 million in Trust Preferred Securities (“TPS”). The TPS pay a fixed interest rate for 10 years and adjust with LIBOR thereafter. The TPS mature on September 30, 2035 and are redeemable at the Company’s option after ten years. The subordinated debentures are treated as Tier I Capital for regulatory purposes. The sole asset of RBCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the TPS. The subordinated debentures and the related interest expense, which are payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements. The proceeds obtained from the TPS offering have been and will continue to be utilized to fund loan growth, support an existing stock repurchase program and for other general business purposes including stock repurchases and the acquisition of GulfStream in October of 2006.

Off Balance Sheet Items

Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2007 follows:

Table 21 – Off Balance Sheet Items

	Maturity by Period
December 31, 2007 (in thousands)	Less than one year	Greater than one year to three years	Greater than three years to five years	Greater than five years	Total

Unused loan commitments	$91,957	$66,410	$7,142	$321,544	$487,053
Standby letters of credit	11,638	14,832	11,100	220	37,790
FHLB letters of credit	12,194	—	—	—	12,194

Some of the unused commitments above are expected to expire or may not be fully used, therefore the total amount of commitments above does not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $38 million at December 31, 2007 and $9 million at December 31, 2006. Approximately $14 million of the increase during 2007 relates to a single letter of credit that originated during the second quarter of 2007. In addition to credit risk, the Company also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Company does not deem this risk to be material.

At December 31, 2007, Republic had $12 million in letters of credit from the FHLB used as credit enhancements for customer bond offerings. At December 31, 2006, Republic had $72 million in letters of credit from the FHLB issued on behalf of the Bank’s customers with $12 million used as credit enhancements for customer bond offerings. The remaining $60 million related to a letter of credit used to collateralize a public funds deposit, which the Company classified in short-term borrowings at March 31, 2007 and December 31, 2006. These letters of credit reduce or served to reduce Republic’s available borrowing line at the FHLB by the amount of the letters of credit. Republic uses a blanket pledge of eligible real estate loans to secure the letters of credit.

Commitments to extend credit generally consist of unfunded lines of credit. These commitments generally have variable rates of interest.

Aggregate Contractual Obligations

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of the Company. The Bank also has required future payments for long-term and short-term debt as well as the maturity of time deposits. The required payments under such commitments at December 31, 2007 follows:

Table 22 – Aggregate Contractual Obligations

	Maturity by Period
December 31, 2007 (in thousands)	Less than one year	Greater than one year to three years	Greater than three years to five years	Greater than five years	Total
Time deposits	$636,797	$146,060	$31,972	$104	$814,933
Federal Home Loan Bank advances	173,500	149,570	50,000	105,480	478,550
Subordinated note	—	—	—	41,240	41,240
Securities sold under agreements to repurchase	391,612	6,684	—	—	398,296
FASB Interpretation No. 48 settlements	450	—	—	—	450
Lease commitments	4,993	8,932	5,066	11,468	30,459
Total	$1,207,352	$311,246	$87,038	$158,292	$1,763,928

FHLB advances represent the amounts that are due to the FHLB. A portion of the advances from the FHLB, although fixed, are subject to conversion provisions at the option of the FHLB and can be prepaid without a penalty. Management believes these advances will not likely be converted in the short-term, and therefore has included the advances in their original maturity buckets for purposes of this table.

See Footnote 12 “Subordinated Note” of Item 8 “Financial Statements and Supplementary Data” for further information regarding the subordinated note.

Securities sold under agreements to repurchase generally have indeterminate maturity periods and are predominantly included in the less than one year category above.

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

Republic utilizes an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are evaluated with the model. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve. These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve. As with the Company’s previous simulation models, the December 31, 2007 simulation analysis continues to indicate that an increase in interest rates would generally have a negative effect on net interest income and a decrease in interest rates would generally have a positive impact on net interest income. As the Company has continued to implement strategies to mitigate the negative impact of rising interest rates, these strategies have lessened the positive impact from lowering interest rates.

The following tables illustrate Republic’s projected net interest income sensitivity profile based on the asset/liability model as of December 31, 2007 and 2006:

Table 23 – Interest Rate Sensitivity for 2007

	Decrease in Rates			Increase in Rates
(dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$169	$220	$305	$368	$428
Investments	23,051	26,223	29,043	31,170	32,566
Loans, excluding fees (1)	142,018	154,059	164,175	173,970	183,067
Total interest income, excluding loan fees	165,238	180,502	193,523	205,508	216,061

Projected interest expense:
Deposits	39,243	47,122	54,847	63,906	72,814
Securities sold under agreements to repurchase	12,004	15,413	18,724	22,628	26,565
Federal Home Loan Bank advances	22,331	24,962	27,218	30,283	33,447
Total interest expense	73,578	87,497	100,789	116,817	132,826

Net interest income, excluding loan fees	$91,660	$93,005	$92,734	$88,691	$83,235
Change from base	$(1,074)	$271		$(4,043)	$(9,499)
% Change from base	(1.16)%	0.29%		(4.36)%	(10.24)%

Table 24 - Interest Rate Sensitivity for 2006

	Decrease in Rates			Increase in Rates
(dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$1,243	$1,521	$1,826	$2,005	$2,315
Investments	23,918	28,418	30,741	36,167	39,830
Loans, excluding fees (1)	143,659	151,980	159,060	166,494	173,574
Total interest income, excluding loan fees	168,820	181,919	191,627	204,666	215,719

Projected interest expense:
Deposits	40,061	46,471	52,827	60,939	69,296
Securities sold under agreements to repurchase	12,615	16,071	19,525	23,649	27,772
Federal Home Loan Bank advances	27,098	30,044	32,231	36,739	40,121
Total interest expense	79,774	92,586	104,583	121,327	137,189
Net interest income, excluding loan fees	$89,046	$89,333	$87,044	$83,339	$78,530
Change from base	$2,002	$2,289		$(3,705)	$(8,514)
% Change from base	2.30%	2.63%		(4.26)%	(9.78)%

(1) - The tables above do not consider the effects of increasing and decreasing interest rates on RALs, which are fee based and occurs substantially all in the first quarter of the year.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group (“DIG”) Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets. DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 155 and DIG Issue B40 did not have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB Emerging Issues Task Force (“EITF”) finalized Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB EITF finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).” This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time; that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue was effective for fiscal years beginning after December 15, 2006. The adoption of this EITF did not have a material impact upon the Company.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of SFAS 157.” This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company did not elect to early adopt this standard, and as such, it will apply beginning January 1, 2008.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company elected the fair value option for all loans held for sale originated after December 31, 2007.

On November 5, 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” Previously, SAB 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Adoption of SAB 109 will effectively accelerate the recognition of approximately $300,000 in mortgage banking revenue for the first quarter of 2008 with minimal impact on mortgage banking revenue in subsequent quarters.

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

The following are included in this section:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated balance sheets – December 31, 2007 and 2006

Consolidated statements of income and comprehensive income – years ended December 31, 2007, 2006 and 2005

Consolidated statements of stockholders’ equity – years ended December 31, 2007, 2006 and 2005

Consolidated statements of cash flows – years ended December 31, 2007, 2006 and 2005

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

Two of the objectives of internal control are to provide reasonable assurance to Management and the Board of Directors that transactions are properly authorized and recorded in the Company’s financial records, and that the preparation of the Company’s financial statements and other financial reporting is done in accordance with U.S. generally accepted accounting principles.

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, in relation to the criteria described in the report, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, Management concludes that as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

There are inherent limitations in the effectiveness of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, internal control can vary with changes in circumstances. Based on its assessment, Management believes that as of December 31, 2007, the Company’s internal control was effective in achieving the objectives stated above. Crowe Chizek and Company LLC has provided its report of this assessment in a separate report dated March 12, 2008.

Bernard M. Trager Chairman of the Board	Steven E. Trager President and Chief Executive Officer	Kevin Sipes Executive Vice President, Chief Financial Officer and Chief Accounting Officer

 March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Republic Bancorp, Inc as of December 31, 2007 and 2006 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

Louisville, Kentucky

March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Board of Directors and Stockholders

of Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of Republic’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. as of December 31, 2007 and 2006 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion thereon.

Louisville, Kentucky

March 12, 2008

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2007	2006

ASSETS:

Cash and cash equivalents	$86,177	$81,613
Trading securities	—	—
Securities available for sale	528,750	503,727
Securities to be held to maturity (fair value $52,794 in 2007 and $58,824 in 2006)	51,886	58,045
Mortgage loans held for sale	4,278	5,724
Loans, net of allowance for loan losses of $12,735 and $11,218 (2007 and 2006)	2,384,338	2,287,670
Federal Home Loan Bank stock, at cost	23,955	23,111
Premises and equipment, net	39,706	36,560
Goodwill	10,168	10,016
Other assets and accrued interest receivable	36,101	40,321

TOTAL ASSETS	$3,165,359	$3,046,787

LIABILITIES:

Deposits:
Non interest-bearing	$279,457	$279,026
Interest-bearing	1,689,355	1,413,696
Total deposits	1,968,812	1,692,722

Securities sold under agreements to repurchase and other short-term borrowings	398,296	401,886
Federal Home Loan Bank advances	478,550	646,572
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	29,601	27,019

Total liabilities	2,916,499	2,809,439

Commitments and contingencies (footnote 19)	—	—

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 100,000 shares authorized Series A 8.5% non cumulative convertible, none issued	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 18,001,283 shares (2007) and 18,336,946 shares (2006) issued, 17,952,400 shares (2007) and 18,241,777 shares (2006) outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,343,637 shares (2007) and 2,350,468 shares (2006) issued and outstanding	4,821	4,683
Additional paid in capital	119,761	97,394
Retained earnings	124,616	137,673
Unearned shares in Employee Stock Ownership Plan	(519)	(1,011)
Accumulated other comprehensive income (loss)	181	(1,391)

Total stockholders’ equity	248,860	237,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,165,359	$3,046,787

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2007	2006	2005
INTEREST INCOME:

Loans, including fees	$166,942	$150,937	$127,029
Taxable securities	29,518	22,952	18,568
Tax exempt securities	103	96	—
Federal Home Loan Bank stock and other	2,534	2,555	2,482
Total interest income	199,097	176,540	148,079

INTEREST EXPENSE:

Deposits	54,702	44,274	31,703
Securities sold under agreements to repurchase and other short-term borrowings	19,079	15,889	9,906
Federal Home Loan Bank advances	28,323	25,564	19,872
Subordinated note	2,515	2,515	951
Total interest expense	104,619	88,242	62,432

NET INTEREST INCOME	94,478	88,298	85,647

Provision for loan losses	6,820	2,302	340

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	87,658	85,996	85,307

NON INTEREST INCOME:

Service charges on deposit accounts	18,577	16,505	13,851
Electronic refund check fees	4,189	4,102	6,083
Net RAL securitization income	3,772	2,771	—
Mortgage banking income	2,973	2,316	2,751
Debit card interchange fee income	4,387	3,644	3,122
Title insurance commissions	296	762	1,756
Gain on sale of securities	8	300	—
Insurance settlement gain	1,877	—	—
Other	1,713	1,300	1,244
Total non interest income	37,792	31,700	28,807

NON INTEREST EXPENSES:

Salaries and employee benefits	44,162	40,412	36,731
Occupancy and equipment, net	17,904	15,541	13,654
Communication and transportation	3,785	2,750	3,000
Marketing and development	3,287	2,459	2,489
Bank franchise tax expense	2,552	1,902	1,822
Data processing	2,675	2,171	1,871
Debit card interchange expense	2,263	1,663	1,357
Supplies	1,749	1,271	1,133
Other	8,879	6,693	6,455
Total non interest expenses	87,256	74,862	68,512

(continued)

	2007	2006	2005

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$38,194	$42,834	$45,602

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS	13,281	14,718	15,524

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS,NET OF INCOME TAX EXPENSE	24,913	28,116	30,078

INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE	—	359	7,561

INCOME TAX EXPENSE FROM DISCONTINUED OPERATIONS	—	124	2,574

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	235	4,987

NET INCOME	$24,913	$28,351	$35,065

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Unrealized gain (loss) on securities available for sale	$1,577	$1,913	$(2,625)
Less: Reclassification of realized amount	5	195	—
Net unrealized gain (loss) recognized in comprehensive income	1,572	1,718	(2,625)

COMPREHENSIVE INCOME	$26,485	$30,069	$32,440

(continued)

	2007	2006	2005

BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS:

Class A Common Stock	$1.22	$1.38	$1.46
Class B Common Stock	1.18	1.35	1.43

BASIC EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:

Class A Common Stock	$0.00	$0.01	$0.24
Class B Common Stock	0.00	0.00	0.24

BASIC EARNINGS PER SHARE:

Class A Common Stock	$1.22	$1.39	$1.70
Class B Common Stock	1.18	1.35	1.67

DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS:

Class A Common Stock	$1.20	$1.35	$1.40
Class B Common Stock	1.16	1.32	1.37

DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:

Class A Common Stock	$0.00	$0.00	$0.23
Class B Common Stock	0.00	0.00	0.23

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$1.20	$1.35	$1.63
Class B Common Stock	1.16	1.32	1.60

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	Common Stock					Unearned Shares in	Accumulated
(in thousands, except per share data)	Class A Shares Outstanding	Class B Shares Outstanding	Amount	Additional Paid In Capital	Retained Earnings	Empl. Stock Ownership Plan	Other Comprehensive Loss	Total Stockholders’ Equity

Balance, January 1, 2005	18,453	2,370	$4,381	$58,117	$135,949	$(1,894)	$(484)	$196,069

Net income	—	—	—	—	35,065	—	—	35,065

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	(2,625)	(2,625)

Dividend declared Common Stock:
Class A ($0.306 per share)	—	—	—	—	(5,645)	—	—	(5,645)
Class B ($0.278 per share)	—	—	—	—	(659)	—	—	(659)

Stock options exercised, net of shares redeemed	57	—	12	534	(344)	—	—	202

Repurchase of Class A Common Stock	(511)	—	(112)	(1,948)	(7,760)	—	—	(9,820)

Conversion of Class B Common Stock to Class A Common Stock	8	(8)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	40	—	—	383	—	426	—	809

5% Stock dividend	—	—	194	20,031	(20,225)	—	—	—

Notes receivable on common stock, net of cash payments	—	—	—	58	—	—	—	58

Deferred compensation expense -Company stock	—	—	—	120	—	—	—	120

BALANCE, December 31, 2005	18,047	2,362	$4,475	$77,295	$136,381	$(1,468)	$(3,109)	$213,574

(continued)

						Unearned
	Common Stock					Shares in	Accumulated
	Class A	Class B		Additional		Empl. Stock	Other	Total
	Shares	Shares		Paid In	Retained	Ownership	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	Loss	Equity

Balance, January 1, 2006	18,047	2,362	$4,475	$77,295	$136,381	$(1,468)	$(3,109)	$213,574

SAB 108 adjustments	—	—	—	—	(547)	—	—	(547)

Net income	—	—	—	—	28,351	—	—	28,351

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	1,718	1,718

Dividend declared Common Stock:
Class A ($0.363 per share)	—	—	—	—	(6,578)	—	—	(6,578)
Class B ($0.330 per share)	—	—	—	—	(776)	—	—	(776)

Stock options exercised, net of shares redeemed	176	—	39	1,099	(527)	—	—	611

Repurchase of Class A Common Stock	(36)	—	(8)	(169)	(522)	—	—	(699)

Conversion of Class B Common Stock to Class A Common Stock	12	(12)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	43	—	—	395	—	457	—	852

5% Stock dividend	—	—	177	17,932	(18,109)	—	—	—

Notes receivable on common stock, net of cash payments	—	—	—	(135)	—	—	—	(135)

Deferred compensation expense - Company Stock	—	—	—	133	—	—	—	133

Stock based compensation expense	—	—	—	844	—	—	—	844

BALANCE, December 31, 2006	18,242	2,350	$4,683	$97,394	$137,673	$(1,011)	$(1,391)	$237,348

(continued)

						Unearned
	Common Stock					Shares in	Accumulated
	Class A	Class B		Additional		Empl. Stock	Other	Total
	Shares	Shares		Paid In	Retained	Ownership	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	Income	Equity

Balance, January 1, 2007	18,242	2,350	$4,683	$97,394	$137,673	$(1,011)	$(1,391)	$237,348

Adjustment to initially apply FASB Interpretation No. 48	—	—	—	—	(359)	—	—	(359)

Net income	—	—	—	—	24,913	—	—	24,913

Net change in accumulated other comprehensive income	—	—	—	—	—	—	1,572	1,572

Dividend declared Common Stock:
Class A ($0.424 per share)	—	—	—	—	(7,673)	—	—	(7,673)
Class B ($0.386 per share)	—	—	—	—	(906)	—	—	(906)

Stock options exercised, net of shares redeemed	190	—	41	1,548	(238)	—	—	1,351

Repurchase of Class A Common Stock	(527)	—	(118)	(3,127)	(6,079)	—	—	(9,324)

Conversion of Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	46	—	—	358	—	492	—	850

5% Stock dividend	—	—	215	22,500	(22,715)	—	—	—

Notes receivable on common stock, net of cash payments	—	—	—	(19)	—	—	—	(19)

Deferred compensation expense - Company Stock	1	—	—	146	—	—	—	146

Stock based compensation expense	—	—	—	961	—	—	—	961

BALANCE, December 31, 2007	17,958	2,344	$4,821	$119,761	$124,616	$(519)	$181	$248,860

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$24,913	$28,351	$35,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	2,076	4,137	4,133
Federal Home Loan Bank stock dividends	(342)	(1,258)	(1,010)
Provision for loan losses, including provision for loan losses from discontinued operations	6,820	1,947	(562)
Net gain on sale of mortgage loans held for sale	(2,185)	(1,583)	(2,265)
Origination of mortgage loans held for sale	(213,858)	(194,124)	(232,903)
Proceeds from sale of mortgage loans held for sale	217,489	196,565	245,071
Net gain on sale of RALs	(2,261)	(2,022)	—
Increase in RAL securitization residual	(1,511)	(749)	—
Origination of RALs sold	(350,414)	(213,423)	—
Proceeds from sale of RALs	319,882	194,550	—
Paydown of trading securities	33,825	21,644	—
Net realized gain on sale of available for sale securities	(8)	(300)	—
Net gain on sale of other real estate owned	—	(81)	60
Deferred director compensation expense — Company Stock	146	133	120
Employee Stock Ownership Plan compensation expense	850	852	809
Stock based compensation expense	961	844	—
Net gain on involuntary conversion of fixed assets	(1,877)	—	—
Net change in other assets and liabilities:
Accrued interest receivable	28	(2,463)	(2,533)
Accrued interest payable	666	1,467	1,448
Other assets	2,944	(9,300)	(928)
Other liabilities	365	(762)	(849)
Net cash provided by operating activities	38,509	24,425	45,656

INVESTING ACTIVITIES:
Cash paid for acquisition of GulfStream Community Bank, net of cash acquired	—	(14,276)	—
Purchases of securities available for sale	(3,713,098)	(2,478,085)	(4,518,393)
Purchases of securities to be held to maturity	(1,999)	(383)	(1,991)
Purchases of Federal Home Loan Bank stock	(502)	(137)	(264)
Proceeds from calls, maturities and paydowns of securities available for sale	3,655,763	2,431,481	4,523,146
Proceeds from calls, maturities and paydowns of securities to be held to maturity	8,137	8,583	35,880
Proceeds from sales of securities available for sale	39,927	5,000	—
Proceeds from sales of other real estate owned	1,252	1,314	962
Net increase in loans	(104,888)	(191,365)	(283,211)
Investment in unconsolidated subsidiary	—	—	(1,240)
Net proceeds from involuntary conversion of fixed assets	1,877	—	—
Purchases of premises and equipment, net	(8,637)	(6,052)	(3,640)
Net cash used in investing activities	(122,168)	(243,920)	(248,751)

FINANCING ACTIVITIES:
Net change in deposits	276,087	36,016	184,635
Net change in securities sold under agreements to repurchase and other short-term borrowings	(3,590)	109,627	(72,569)
Payments on Federal Home Loan Bank advances	(323,223)	(242,561)	(93,091)
Proceeds from Federal Home Loan Bank advances	155,201	328,000	157,837
Net proceeds from subordinated note	—	—	41,240
Repurchase of Common Stock	(9,324)	(699)	(9,820)
Net proceeds from Common Stock options exercised	1,351	611	202
Cash dividends paid	(8,279)	(7,055)	(6,020)
Net cash provided by financing activities	88,223	223,939	202,414

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,564	4,444	(681)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	81,613	77,169	77,850
CASH AND CASH EQUIVALENTS AT END OF YEAR	$86,177	$81,613	$77,169

(continued)

	2007	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$103,954	$86,752	$61,492
Income taxes	14,868	14,266	16,698

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$1,500	$1,328	$737
Retained securitization residual	32,314	22,956	—

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company (“RB&T”) and Republic Bank (collectively referred together with RB&T as the “Bank”), Republic Funding Company, Republic Invest Co. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

Republic operates 40 banking centers, primarily in the retail banking industry, and conducts its operations predominately in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky, southern Indiana, metropolitan Tampa, Florida and through an Internet banking delivery channel. Republic’s consolidated results of operations are dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning assets represent securities and real estate mortgage, commercial and consumer loans. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, as well as short-term and long-term borrowing sources.

Other sources of banking income include service charges on deposit accounts, debit card interchange income, title insurance commissions, fees charged to customers for trust services and revenue generated from mortgage banking activities, which represents both the origination and sale of loans in the secondary market and the servicing of loans for others.

Republic’s operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, marketing and development expenses, bank franchise tax expense, data processing, debit card interchange expense and other general and administrative costs. Republic’s results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

RB&T is one of a limited number of financial institutions which facilitate the payment of federal and state tax refunds through tax-preparers located throughout the U.S.. The Company facilitates the payment of these tax refunds through three primary products: Refund Anticipation Loans (“RALs”), Electronic Refund Checks (“ERCs”) and Electronic Refund Deposits (“ERDs”). RALs are classified as consumer loans. ERCs and ERDs are products whereby a tax refund is issued to the taxpayer after RB&T has received the refund from the federal or state government.

Use of Estimates – Financial statements prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. generally accepted accounting principles”) require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Material estimates that are particularly susceptible to significant change in the short-term relate to:

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

Earnings Concentration – For 2007, 2006 and 2005, approximately 11%, 17% and 18% of net income from continuing operations was derived from the Tax Refund Solutions (“TRS”), which if terminated, could have a materially adverse impact on net income.

Cash Flows – For purpose of the consolidated statement of cash flows, cash and cash equivalents include cash, deposits with other financial institutions with original maturities under 90 days and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, repurchase agreements and income taxes.

Trust Assets – Property held for customers in fiduciary or agency capacities, other than trust cash on deposit at Republic, is not included in the consolidated financial statements since such items are not assets of Republic.

Securities – Debt Securities to be held to maturity are those which Republic has the positive intent and ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Trading securities consist of the residual interest in the RAL securitization and was $0 at December 31, 2007 and 2006. These securities are recorded at fair value with changes in fair value included in earnings.

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

Mortgage Banking Activities – Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold. Substantially all of the gain on sale from mortgage banking activities reported in earnings is recorded when closed loans are delivered into the sales contracts.

Commitments to fund mortgage loans (interest rate lock commitments) to be sold into the secondary market and mandatory forward sales contracts (forward contracts) for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these derivatives are included in net gains on sales of loans.

The Company enters into loan commitments for fixed rate mortgage loans, generally lasting 45 to 90 days and are at market rates when initiated. To deliver closed loans to the secondary market and to moderate its interest rate risk prior to sale, Republic typically enters into non-exchange traded mandatory forward sales contracts. These contracts are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives and loans held for sale, and both are carried at their fair value with changes included in earnings.

Mortgage Servicing Rights (“MSRs”) represent an estimate of the present value of future cash servicing income, net of estimated costs that Republic expects to receive on loans sold with servicing retained by the Company. MSRs are capitalized as separate assets when loans are sold and servicing is retained. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained. The service release premium on loans sold servicing released, and the gain recognized for MSRs on loans sold servicing retained are included as components of mortgage banking income on the income statement. The carrying value of MSRs is amortized in proportion to and over the weighted average remaining life of the net servicing income. This amortization is recorded as a reduction to mortgage banking income. The total MSR asset, net of amortization, recorded at December 31, 2007 and 2006 was $6.7 million and $6.1 million. The MSR asset is recorded as a component of other assets on the balance sheet.

In March 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) 156 “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value for each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one time reclassification of available for sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard became effective January 1, 2007 and the Company elected not to recognize existing servicing rights at their fair value. Therefore, the adoption of this statement did not impact the Company’s consolidated financial position or results of operations.

For sales of mortgage loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted SFAS 156 on January 1, 2007, and for sales of mortgage loans beginning in 2007, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

The carrying value of the MSR asset is evaluated monthly for impairment based on the fair value of the MSR, using groupings of the underlying loans grouped by interest rates. Any impairment of a grouping would be reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs generally will decline due to higher expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase as prepayments on the underlying loans would be expected to decline. Management utilizes an independent third party on a monthly basis to assist with the fair value estimate of the MSRs. Based on the estimated fair value at December 31, 2007 and 2006, management determined no impairment of the MSR asset existed. Further, no impairment expense was recognized during 2007, 2006 or 2005.

Loan servicing income is reported on the income statement as a component of Mortgage banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of MSRs is netted against loan servicing fee income. Loan servicing income totaled $2.4 million, $2.3 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005. Late fees and ancillary fees related to loan servicing are not material.

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any changes to the allowance for loan losses, unearned interest and any deferred loan fees or costs.

Interest on loans is computed on the principal balance outstanding. Loan origination fees and certain direct loan origination costs relating to successful loan origination efforts are deferred and recognized over the estimated lives of the related loans on the level yield method without anticipating prepayments.

Generally, the accrual of interest on loans, including impaired loans, is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loans are well secured and in the process of collection.

All interest accrued but not received for loans placed on non accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Consumer and credit card loans, exclusive of RALs, are not placed on non-accrual status, but are reviewed periodically and charged off when the loans reach 120 days past due or at any point the loan is deemed uncollectible. RALs traditionally undergo a review in March of each year. RALs which are not included in the securitization deemed uncollectible by management are charged off against the allowance for loan losses.

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

The Company concluded that the transaction was a sale as defined in SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of Financial Accounting Standards Board (“FASB”) Statement No. 125.” This conclusion was based on, among other things, legal isolation of assets, the ability of the purchaser to pledge or sell the assets, and the absence of a right or obligation of the Company to repurchase the financial assets.

Allowance for Loan Losses – The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a monthly basis by management and is based upon management’s review of the collectibility of the loans, including overdrafts, in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as additional information becomes available.

The allowance consists of specific and general components. The specific components relate to loans that are classified as either loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non classified loans and is based on historical loss experience adjusted for risk multiples related to qualitative factors such as general economic conditions. There are underlying uncertainties that could affect management’s estimate of probable losses and there is a margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, prior payment history and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral, if payment from the loans is expected solely from the collateral.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Real Estate Owned – Assets acquired through loan foreclosure are initially recorded at fair value, less costs to sell, when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. Real estate owned totaled $795,000 and $546,000 at December 31, 2007 and 2006.

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

Goodwill and Other Intangible Assets – Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually in accordance with SFAS 142 “Goodwill and Other Intangible Assets” and any such impairment would be recognized in the period identified. Republic measures goodwill impairment for the Company as a whole by comparing the fair value of its net assets to the carrying value. Market capitalization, which is an indication of the value the market places on a company, is the basis for the fair value of net assets.

Other intangible assets consist of core deposit assets arising from whole bank and branch acquisitions. Core deposit assets are initially measured at fair value and then amortized on an accelerated method over the estimated useful life of seven years.

Long-Term Assets – Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Stock Based Compensation – Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-based Payment,” using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method. See Footnote 16 “Stock Plans and Stock Based Compensation” in this section of the document.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method. There was no stock-based compensation cost reflected in net income for the year ended December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if stock based compensation expense were measured using the fair value recognition provisions of SFAS 123 for year ended December 31, 2005:

Years Ended December 31 (n thousands, except per share data)	2005

Net income from continuing operations, as reported	$30,078
Net income from discontinued operations, as reported	4,987
Deduct: Stock based compensation expense determined under the fair value based method, net of tax	915
Pro forma net income	$34,150

Earnings per share from continuing operations, as reported:
Class A Common Share	$1.46
Class B Common Share	1.43

Earnings per share, as reported:
Class A Common Share	$1.70
Class B Common Share	1.67

Pro forma earnings per share from continuing operations:
Class A Common Share	$1.41
Class B Common Share	1.38

Pro forma earnings per share:
Class A Common Share	$1.65
Class B Common Share	1.63

Diluted earnings per share from continuing operations, as reported:
Class A Common Share	$1.40
Class B Common Share	1.37

Diluted earnings per share, as reported:
Class A Common Share	$1.63
Class B Common Share	1.60

Pro forma diluted earnings per share from continuing operations:
Class A Common Share	$1.36
Class B Common Share	1.33

Pro forma diluted earnings per share:
Class A Common Share	$1.59
Class B Common Share	1.56

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings – Substantially all securities sold under agreements to repurchase liabilities represent amounts advanced by customers. Securities are pledged to cover the majority of these liabilities, as the liabilities are not covered by Federal Deposit Insurance Corporation (“FDIC”) insurance. Certain repurchase agreements are secured by private insurance purchased by Republic, or FHLB letters of credit, rather than by security pledges. Other short-term borrowings primarily consist of federal funds purchased.

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

The Company adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” as of January 1, 2007. The standard prescribed a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained under a tax examination, with a tax examination being presumed to occur. The standard requires that the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Retirement Plans – 401(k) plan expense is recorded as a component of salaries and employee benefits and represents the amount of Company matching contributions.

Employee Stock Ownership Plan (“ESOP”) – The cost of shares held by the ESOP, but not yet committed or allocated to participants, is recorded as a reduction to stockholders’ equity. Compensation expense is based on the market price of shares as the shares are committed to be released to participant accounts. The difference between market price and the cost of shares committed to be released is recorded as an adjustment to additional paid in capital. Dividends on allocated ESOP shares reduce retained earnings, and dividends on unearned ESOP shares reduce debt and accrued interest.

Financial Instruments – Financial instruments include off balance sheet credit instruments, such as commitments to fund loans and standby letters of credit. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded upon funding. Instruments such as standby letters of credit are considered financial guarantees in accordance with FIN 45 and are recorded at fair value.

Derivatives – Republic only utilizes derivative instruments as described in Footnote 6 “Mortgage Banking Activities” in this section of the document.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. While the Company believes its provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and the Company may settle legal claims or be subject to judgments for amounts that exceed the Company’s estimates.

Restrictions on Cash and Cash Equivalents – Republic is required by the Federal Reserve Bank to maintain average reserve balances. Cash and due from banks in the consolidated balance sheet includes $3.2 million and $4.5 million of reserve balances at December 31, 2007 and 2006. The Company does not earn interest on these cash balances.

Earnings Per Share – Basic earnings per share is based on net income (in the case of Class B Common Stock, less the dividend preference on Class A Common Stock), divided by the weighted average number of shares outstanding during the period. For purposes of all earnings per share calculations, unallocated ESOP shares are not considered issued and outstanding until earned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock dividends through the date of issuance of the financial statements.

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

Segment Information – Segments represent parts of the Company evaluated by management with separate financial information. Republic’s internal information is primarily reported and evaluated in three lines of business – banking, TRS, and mortgage banking. In February 2006, the Company substantially exited the payday loan business. For financial reporting purposes, the payday loan business segment has been treated as a discontinued operation. All current period and prior period income statement data has been restated to reflect continuing operations absent the payday loan business.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

2.     DISCONTINUED OPERATIONS

By letter to RB&T dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and requested that the Board of Directors consider terminating this line of business. Consequently, on February 24, 2006, RB&T and ACE Cash Express, Inc. (“ACE”) amended the agreement regarding RB&T’s payday loan activities in Texas, Pennsylvania and Arkansas. With respect to Texas, RB&T ceased offering payday loans the week of February 27, 2006. With respect to Arkansas and Pennsylvania, RB&T ceased offering payday loans on December 31, 2006. The Company did not incur any additional costs related to the termination of the contract and does not anticipate incurring any additional costs in the future. The Company had no payday loans outstanding related to the above contract at December 31, 2007 and December 31, 2006.

By letter to Republic Bank & Trust Company of Indiana dated February 17, 2006, the FDIC cited inherent risks associated with payday lending activities and asked the Board of Directors to consider terminating this line of business. Republic Bank & Trust Company of Indiana voluntarily elected to terminate its Internet payday loan program the week of February 20, 2006. The Internet payday loan program began operating in July 2005 and remained in a developmental stage until its termination date. The Company had no payday loans outstanding related to the above program at December 31, 2007 and December 31, 2006.

There were no assets, liabilities or equity related to the discontinued operation as of December 31, 2007 and 2006.

The following table details the Statements of Income of the discontinued operation:

Statements of Income

Years Ended December 31,

(in thousands)	2007	2006	2005

Interest income:
Loans, including fees	$—	$528	$9,205
Total interest income	—	528	9,205

Interest expense:
Federal Home Loan Bank advances	—	30	508
Total interest expense	—	30	508

Net interest income	—	498	8,697
Provision for loan losses	—	(355)	(902)
Net interest income after provision for loan losses	—	853	9,599

Non interest income:
Service charges on deposit accounts	—	—	31
Other income	—	500	—
Total non interest income	—	500	31

Non interest expenses:
Salaries and employee benefits	—	119	306
Occupancy and equipment, net	—	115	33
Communication and transportation	—	—	35
Marketing and development	—	108	389
Data processing	—	130	38
Other	—	522	1,268
Total non interest expenses	—	994	2,069

Income before income tax expense	—	359	7,561
Income tax expense	—	124	2,574
Net income	$—	$235	$4,987

3.              SECURITIES

Trading securities:

Trading securities consisting of residual interest in the RAL securitization totaled $0 at December 31, 2007 and 2006.

Securities available for sale:

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2007 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$159,524	$841	$(90)	$160,275
Freddie Mac preferred stock	2,000	—	(459)	1,541
Corporate mortgage backed and other corporate mortgage-related securities	34,644	—	(2,169)	32,475
Mortgage backed securities, including CMOs	332,303	2,620	(464)	334,459

Total securities available for sale	$528,471	$3,461	$(3,182)	$528,750

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2006 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$287,789	$156	$(1,673)	$286,272
Freddie Mac preferred stock	2,000	64	—	2,064
Corporate mortgage backed and other corporate mortgage-related securities	45,150	70	(10)	45,210
Mortgage backed securities, including CMOs	170,930	704	(1,453)	170,181

Total securities available for sale	$505,869	$994	$(3,136)	$503,727

Securities to be held to maturity:

The carrying value, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
December 31, 2007 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$4,672	$7	$—	$4,679
Obligations of states and political subdivisions	383	25	—	408
Mortgage backed securities, including CMOs	46,831	974	(98)	47,707

Total securities to be held to maturity	$51,886	$1,006	$(98)	$52,794

	Gross	Gross
	Carrying	Unrecognized	Unrecognized
December 31, 2006 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$8,586	$—	$(50)	$8,536
Obligations of states and political subdivisions	383	16	—	399
Mortgage backed securities, including CMOs	49,076	1,057	(244)	49,889

Total securities to be held to maturity	$58,045	$1,073	$(294)	$58,824

During the fourth quarter of 2007, the Company sold a $40 million U.S. Treasury Bill security resulting in a gain of $8,000. During the fourth quarter of 2006, the Company sold a portion of the available for sale Freddie Mac (“FHLMC”) preferred stock totaling $5 million, realizing a gain on sale of securities of $300,000. The tax provision related to this realized gain totaled $3,000 and $105,000 for 2007 and 2006, respectively. There were no sales of securities available for sale during 2005.

The amortized cost and fair value of securities, by contractual maturity are as follows. Securities not due at a single maturity date are detailed separately.

	Securities		Securities to be
	available for sale		held to maturity
	Amortized		Carrying
December 31, 2007 (in thousands)	Cost	Fair Value	Value	Fair Value

Due in one year or less	$95,833	$95,777	$—	$—
Due from one to five years	59,278	59,986	4,672	4,679
Due from five to ten years	4,413	4,512	383	408
Freddie Mac preferred stock	2,000	1,541	—	—
Corporate mortgage backed securities and other corporate mortgage-related securities	34,644	32,475	—	—
Mortgage backed securities, including CMOs	332,303	334,459	46,831	47,707
Total	$528,471	$528,750	$51,886	$52,794

At December 31, 2007 and 2006, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
December 31, 2007 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$63,438	$(55)	$19,959	$(35)	$83,397	$(90)
Freddie Mac preferred stock	1,541	(459)	—	—	1,541	(459)
Obligations of states and political sub.	—	—	—	—	—	—
Corporate mortgage backed securities and other Corporate mortgage-related securities	29,719	(2,132)	2,756	(37)	32,475	(2,169)
Mortgage backed securities, including CMOs	26,313	(126)	43,067	(436)	69,380	(562)

Total	$121,011	$(2,772)	$65,782	$(508)	$186,793	$(3,280)

	Less than 12 months		12 months or more		Total
December 31, 2006 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$97,098	$(174)	$149,645	$(1,549)	$246,743	$(1,723)
Freddie Mac preferred stock	—	—	—	—	—	—
Obligations of states and political sub.	—	—	—	—	—	—
Corporate mortgage backed securities and other Corporate mortgage-related securities	10,752	(10)	—	—	10,752	(10)
Mortgage backed securities, including CMOs	33,919	(163)	68,961	(1,534)	102,880	(1,697)

Total	$141,769	$(347)	$218,606	$(3,083)	$360,375	$(3,430)

All unrealized losses are reviewed to determine whether the losses are other than temporary. Management evaluates securities for other than temporary impairment on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Factors considered include whether the securities are backed by the U.S. Government or its agencies and concerns surrounding the recovery of full principal. Unrealized losses on corporate bonds have not been recognized into income because the bonds are of investment-grade quality, the bonds continue to perform according to the contractual terms, all interest payments are current, and management has the intent and ability to hold for the foreseeable future. The fair value is expected to recover as the bonds approach maturity.

Unrealized losses on corporate mortgage backed securities and other corporate mortgage related securities have not been recognized into income because the issuer(s) bonds are of high credit quality (rated AA or higher) and management has the intent and ability to hold for the foreseeable future. As such, the fair value of the corporate mortgage backed securities and other corporate mortgage related securities is expected to recover as the securities approach maturity.

4.              LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans follows:

December 31, (in thousands)	2007	2006

Residential real estate	$1,168,591	$1,173,813
Commercial real estate	658,987	652,773
Real estate construction	163,700	105,318
Commercial	90,741	66,559
Consumer	33,310	40,408
Overdrafts	1,238	1,377
Home equity	280,506	258,640
Total loans	2,397,073	2,298,888
Less: Allowance for loan losses	12,735	11,218

Loans, net	$2,384,338	$2,287,670

An analysis of the changes in the allowance for loan losses follows:

December 31, (in thousands)	2007	2006	2005

Allowance for loan losses, beginning of year	$11,218	$11,009	$13,554
Addition resulting from the acquisition of GulfStream Community Bank	—	387	—

Provision for loan losses from continuing operations	6,820	2,302	340
Provision for loans losses from discontinued operations	—	(355)	(902)
Total Provision for loan losses	6,820	1,947	(562)

Charge offs – Banking	(3,264)	(2,539)	(1,496)
Charge offs – Tax Refund Solutions	(4,246)	(1,358)	(2,213)
Charge offs – Discontinued operations	—	(409)	(212)
Total Charge offs	(7,510)	(4,306)	(3,921)

Recoveries – Banking	858	776	667
Recoveries – Tax Refund Solutions	1,349	1,323	1,257
Recoveries – Discontinued operations	—	82	14
Total Recoveries	2,207	2,181	1,938

Allowance for loan losses, end of year	$12,735	$11,218	$11,009

Information regarding Republic’s impaired loans follows:

As of and for the years ended December 31, (in thousands)	2007	2006	2005

Loans with no allocated allowance for loan losses	$—	$—	$—
Loans with allocated allowance for loan losses	—	525	1,295

Total	$—	$525	$1,295

Amount of the allowance for loan losses allocated	$—	$120	$328
Average investment in impaired loans	—	872	1,684
Interest income recognized during impairment	—	—	—
Interest income recognized on a cash basis on impaired loans	—	—	—

4.              LOANS AND ALLOWANCE FOR LOAN LOSSES

Detail of non-performing loans and non-performing assets follows:

As of December 31, (dollars in thousands)	2007	2006	2005

Loans on non-accrual status	$8,303	$5,980	$5,725
Loans past due 90 days or more and still on accrual	1,318	413	295
Total non-performing loans	9,621	6,393	6,020
Other real estate owned	795	547	452
Total non-performing assets	$10,416	$6,940	$6,472
Non-performing loans to total loans	0.40%	0.28%	0.29%
Non-performing assets to total loans	0.43	0.30	0.31

Non-performing loans include impaired loans and smaller balance homogeneous loans as defined in Footnote 1 “Summary of Significant Accounting Policies” in this section of the document.

5.              SECURITIZATION

In January 2006, the Company established TRS RAL Funding, LLC (“TRS RAL, LLC”), a qualified special purpose entity (“QSPE”) and wholly-owned subsidiary corporation of RB&T. The QSPE securitized and sold a portion of the RAL portfolio to an independent third party during the first quarters of 2007 and 2006, respectively. The purpose of the securitization was to provide a funding source for the Company’s RAL portfolio and also reduce the impact to regulatory capital.

As part of the securitization, the Company established a two step structure to handle the sale of the assets to third party investors. In the first step, a sale provided for TRS RAL, LLC to purchase the assets from RB&T as Originator and Servicer. In the second step, a sale and administration agreement was entered into by and among TRS RAL, LLC and various other third parties with TRS RAL, LLC retaining a residual interest in an over-collateralization. The residual value related to the securitization is presented as a trading security on the balance sheet and was $0 at December 31, 2007 and 2006.

Detail of Net RAL securitization income follows:

December 31, (in thousands)	2007	2006

Net gain on sale of RALs	$2,261	$2,022
Increase in securitization residual	1,511	749
Net RAL securitization income	$3,772	$2,771

6.              MORTGAGE BANKING ACTIVITIES

Mortgage loans held for sale activity follows:

December 31, (in thousands)	2007	2006

Beginning balance	$5,724	$6,582
Origination of mortgage loans held for sale	213,858	194,124
Proceeds from the sale of mortgage loans held for sale	(217,489)	(196,565)
Net gain on sale of mortgage loans held for sale	2,185	1,583
Less: Allowance to adjust to lower of cost or market	—	—
Ending balance	$4,278	$5,724

Mortgage loans serviced for others are not reported as assets. Republic serviced loans for others (primarily FHLMC) totaling $1.0 billion and $923 million at December 31, 2007 and 2006. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were $14.3 million and $12.3 million at December 31, 2007 and 2006.

Mortgage banking activities primarily include residential mortgage originations and servicing. The following table presents the components of mortgage banking income:

December 31, (in thousands)	2007	2006	2005

Net gain on sale of mortgage loans held for sale	$2,185	$1,583	$2,265
Net loan servicing income, net of amortization	788	733	486
Mortgage banking income	$2,973	$2,316	$2,751

Net loan servicing income above consists of loan servicing income of $2,406,000, $2,304,000 and $2,173,000 for the years ended 2007, 2006 and 2005 net of amortization of $1,618,000, $1,571,000 and $1,687,000 for the same periods, respectively.

Activity for capitalized mortgage servicing rights is as follows:

December 31, (in thousands)	2007	2006	2005

Balance, beginning of year	$6,072	$6,370	$5,321
Additions	2,252	1,273	2,736
Amortization	(1,618)	(1,571)	(1,687)

Balance, end of year	$6,706	$6,072	$6,370

Valuation allowance	$—	$—	$—

The fair value of capitalized MSRs was $10.3 million and $9.0 million at December 31, 2007 and 2006. The fair value for year end 2007 and 2006 was calculated using a discount rate of 10%, prepayment speeds ranging from 190% to 353%, depending on the stratification of the specific MSR, and a weighted average default rate of 1.5%.

The weighted average estimated remaining life of the MSR portfolio is 5.19 years. Estimated amortization expense for the next four years is approximately $1.2 million per year and $841,000, $741,000 and $241,000 for years five through seven; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year.

Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments. Forward contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. The approximate notional amounts and realized gain / (loss) for mortgage banking derivatives follows:

December 31, (in thousands)	2007	2006

Forward contracts:
Notional amount	$10,700	$14,500
Gain/(loss) on change in market value of forward contracts	(41)	93

Rate lock loan commitments:
Notional amount	$9,635	$13,443
Gain/(loss) on change in market value of rate lock commitments	24	(38)

Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event the parties to deliver commitments are unable to fulfill their obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company minimizes its risk of exposure by limiting the counterparties to those major banks and financial institutions that meet established credit and capital guidelines. Management does not expect any counterparty to default on their obligations and therefore, management does not expect to incur any cost related to counterparty default.

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

7.              PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2007	2006

Land	$6,550	$6,550
Buildings and improvements	26,694	22,501
Furniture, fixtures and equipment	36,625	40,815
Leasehold improvements	9,491	9,806
Construction in progress	415	708

Total premises and equipment	79,775	80,380
Less: Accumulated depreciation and amortization	40,069	43,820

Premises and equipment, net	$39,706	$36,560

Depreciation expense related to premises and equipment was $5.5 million in 2007, $5.4 million in 2006 and $5.7 million in 2005.

8.              GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill follows:

December 31, (in thousands)	2007	2006

Beginning of year	$10,016	$—
Acquired goodwill	—	10,016
Adjustments	152	—
Impairment	—	—

End of year	$10,168	$10,016

Acquired intangible assets consisted of core deposit intangibles with an initial gross carrying amount of $601,000 and current accumulated amortization of $181,000 at December 31, 2007.

Aggregate amortization expense was $144,000, $37,000 and $0 for 2007, 2006 and 2005.

Estimated future amortization expense is as follows:

Year	(in thousands)

2008	$122
2009	101
2010	80
2011	59
2012	37
2013	21

9.              DEPOSITS

Time deposits of $100,000 or more were $175 million and $172 million at December 31, 2007 and 2006.

At December 31, 2007, the scheduled maturities of all time deposits at weighted average interest rates were as follows:

Year	(in thousands)

2008	$636,797	4.62%
2009	109,934	4.40
2010	36,126	4.77
2011	23,195	4.94
2012	8,777	4.56
Thereafter	104	4.10

Total	$814,933	4.60%

10.       SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of short-term excess funds from correspondent banks, repurchase agreements and overnight liabilities to deposit customers arising from Republic’s treasury management program. While comparable to deposits in their transactional nature, these overnight liabilities to customers are in the form of repurchase agreements. Repurchase agreements collateralized by securities are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under Republic’s control.

Information regarding Securities sold under agreements to repurchase follows:

December 31, (in thousands)	2007	2006	2005

Outstanding balance at end of year	$398,296	$401,886	$292,259
Weighted average interest at year end	3.40%	4.52%	3.59%
Average outstanding balance during the year	$433,809	$374,937	$359,327
Average interest rate during the year	4.40%	4.24%	2.76%
Maximum outstanding at any month end	$493,838	$403,003	$384,147

At December 31, 2007, Securities Sold Under Agreements to Repurchase had maturities and weighted average interest rates as follows:

Maturity	(in thousands)

Overnight	$330,495	3.16%
2 – 30 days	1,517	4.60
30 – 90 days	59,600	4.60
Over 90 days	6,684	4.07
Total	$398,296	3.40

Securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2007	2006

Carrying value	$518,947	$470,777
Fair value	519,834	469,148

11.       FHLB ADVANCES

At year-end, FHLB advances were as follows:

December 31, (in thousands)	2007	2006

FHLB putable fixed interest rate advances with a weighted average interest rate of 4.51%(1)	$150,000	$50,000

Overnight FHLB advances with a interest rate of 2.50%	35,000	98,000

FHLB fixed interest rate advances with a weighted average interest rate of 4.19% due through 2035	293,550	498,572

Total FHLB advances	$478,550	$646,572

(1) Represents putable advances with the FHLB. These advances have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not put back to the Company earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Company at no penalty. During the first quarter of 2007, the Company entered into $100 million of putable advances with a final maturity of 10 years and a fixed rate period of 3 years. Based on market conditions at this time, management does not believe that any of its putable advances are likely to be put back to the Company in the short-term by the FHLB.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At December 31, 2007, Republic had available collateral to borrow an additional $545 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $227 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2008	$173,500
2009	107,200
2010	42,370
2011	30,000
2012	20,000
Thereafter	105,480
Total	$478,550

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the FHLB:

December 31, (in thousands)	2007	2006

First lien, single family residential	$854,000	$842,000
Home equity lines of credit	114,000	82,000
Multi-family, commercial real estate	29,000	43,000
Commercial real estate	39,000	—

12.       SUBORDINATED NOTE

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., issued $40 million in Trust Preferred Securities (“TPS”). The TPS mature in September, 2035 and are redeemable at the Company’s option after ten years. The TPS pay a fixed interest rate for 10 years and adjust with LIBOR thereafter. RBCT used the proceeds from the sale of the TPS to purchase $41.2 million of unsecured fixed/floating rate subordinated debentures. The subordinated debentures mature in whole in September, 2035 and are redeemable at the Company’s option after ten years. The subordinated debentures are currently treated as Tier 1 Capital for regulatory purposes and the related interest expense, currently payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements.

In 2004, the Company executed an intragroup trust preferred transaction through its subsidiary Republic Invest Co., with the purpose of providing RB&T access to additional capital markets, if needed, in the future. On a consolidated basis, this transaction had no impact to the capital levels and ratios of the Company. The subordinated debentures held by RB&T, as a result of this transaction, however, are treated as Tier 2 capital based on requirements administered by the Bank’s federal banking agency. The Company could immediately modify the transaction to provide up to $24 million to RB&T in additional capital to assist in maintaining minimum well-capitalized regulatory ratios. These subordinated debentures mature in whole in March, 2034.

13.       INCOME TAXES

Allocation of federal income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2007	2006	2005

Current expense from continuing operations:
Federal	$13,932	$13,216	$15,077
State	298	281	199
Deferred expense from continuing operations:
Federal	(934)	1,148	235
State	(15)	73	13

Total	$13,281	$14,718	$15,524

The provision for income taxes differs from the amount computed at the statutory rate as follows:

Years Ended December 31,	2007	2006	2005

Federal statutory rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	0.49	0.54	0.30
General business tax credits	(1.95)	(1.29)	(1.40)
Other, net	1.23	0.11	0.14

Effective tax rate	34.77%	34.36%	34.04%

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

December 31, (in thousands)	2007	2006

Deferred tax assets:
Allowance for loan losses	$3,650	$3,078
Unrealized securities (gains)/losses	(98)	749
Net operating loss	46	46
Accrued expenses	1,916	2,007
Total deferred tax assets	5,514	5,880

Deferred tax liabilities:
Depreciation	(294)	(907)
Federal Home Loan Bank dividends	(3,984)	(3,869)
Stock options	(3)	—
Deferred loan fees	(861)	(1,266)
Mortgage servicing rights	(2,369)	(2,145)
Other	(625)	(441)

Total deferred tax liabilities	(8,136)	(8,628)

Net deferred tax liability	$(2,622)	$(2,748)

Unrecognized Tax Benefits

The Company has not filed tax returns in certain jurisdictions where it has conducted limited lending activity but had no offices; therefore, the Company is open to examination for all years in which the lending activity has occurred. The Company adopted the provisions of FIN 48 on January 1, 2007 and recognized a decrease in stockholders’ equity of $359,000 for unrecognized tax benefits. The liability recorded included an estimate of the amount of tax which would be due to those jurisdictions should it be determined that income tax filings were required. It is the Company’s policy to recognize interest and penalties as a component of income tax expense related to its unrecognized tax benefits. The Company is currently negotiating settlements of past tax liabilities with certain jurisdictions under voluntary disclosure programs.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at January 1, 2007	$595
Additions based on tax positions related to the current year	93
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(78)
Reductions due to the statute of limitations	—
Settlements	(160)

Balance at December 31, 2007	$450

Of this total, $294,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2007 was $21,000, and the amount accrued for interest and penalties at December 31, 2007 was $202,000.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2003.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2007	2006	2005

Net income from continuing operations	$24,913	$28,116	$30,078
Net income from discontinued operations	—	235	4,987
Net income	$24,913	$28,351	$35,065

Weighted average shares outstanding	20,458	20,500	20,717
Effect of dilutive securities	382	578	853
Average shares outstanding including dilutive securities	20,840	21,078	21,570

Basic earnings per share from continuing operations:
Class A Common Share	$1.22	$1.38	$1.46
Class B Common Share	1.18	1.35	1.43

Basic earnings per share from discontinued operations:
Class A Common Share	$0.00	$0.01	$0.24
Class B Common Share	0.00	0.00	0.24

Basic earnings per share:
Class A Common Share	$1.22	$1.39	$1.70
Class B Common Share	1.18	1.35	1.67

Diluted earnings per share from continuing operations:
Class A Common Share	$1.20	$1.35	$1.40
Class B Common Share	1.16	1.32	1.37

Diluted earnings per share from discontinued operations:
Class A Common Share	$0.00	$0.00	$0.23
Class B Common Share	0.00	0.00	0.23

Diluted earnings per share:
Class A Common Share	$1.20	$1.35	$1.63
Class B Common Share	1.16	1.32	1.60

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

Years Ended December 31,	2007	2006	2005

Antidilutive stock options	367,819	370,512	52,424

15.       STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS

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

Dividend Restrictions – The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2007, RB&T could, without prior approval, declare dividends of approximately $61.1 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

Regulatory Capital Requirements – RB&T, Republic Bank and the Parent Company are each subject to regulatory capital requirements administered by federal banking agencies. RB&T is a Kentucky chartered commercial banking and trust corporation, and as such, it is subject to supervision and regulation by the FDIC and the Kentucky Office of Financial Institutions. Republic Bank is a federally chartered thrift institution, and as such, it is subject to supervision and regulation by the Office of Thrift Supervision (“OTS”) and secondarily by the FDIC, as the deposit insurer. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2007 and 2006, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

With regard to Republic Bank, the Qualified Thrift Lender (“QTL”) test requires at least 65% of assets be maintained in housing related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or Republic Bank must convert to a commercial bank charter. Management believes that this QTL test was met at December 31, 2007 and 2006.

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$290,155	13.90%	$166,966	8%	N/A	N/A
Republic Bank & Trust Co.	272,747	13.41	162,658	8	$203,323	10%
Republic Bank	13,296	23.70	4,488	8	5,610	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	277,420	13.29	83,483	4	N/A	N/A
Republic Bank & Trust Co.	237,018	11.66	81,329	4	121,994	6
Republic Bank	12,840	22.89	2,244	4	3,366	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	277,420	8.75	126,890	4	N/A	N/A
Republic Bank & Trust Co.	237,018	7.66	123,781	4	154,726	5
Republic Bank	12,840	16.59	3,520	4	4,400	5

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$280,354	14.30%	$156,791	8%	N/A	N/A
Republic Bank & Trust Co.	253,861	13.32	152,431	8	$190,538	10%
Republic Bank	11,938	20.68	4,617	8	5,772	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	269,136	13.73	78,395	4	N/A	N/A
Republic Bank & Trust Co.	219,582	11.52	76,215	4	114,323	6
Republic Bank	11,546	20.00	2,309	4	3,463	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	269,136	8.92	120,768	4	N/A	N/A
Republic Bank & Trust Co.	219,582	7.45	117,989	4	147,486	5
Republic Bank	11,546	13.12	3,520	4	4,400	5

16.       STOCK PLANS AND STOCK BASED COMPENSATION

At December 31, 2007, the Company had two stock option plans and a director deferred compensation plan. The stock option plans consist of the 1995 Stock Option Plan (“1995 Plan”) and the 2005 Stock Incentive Plan (“2005 Plan”). With regard to the 1995 Plan, no additional grants were made in 2007 and none will be made in the future.

The Company recorded stock option compensation expense of $961,000 and $844,000 during 2007 and 2006. Since the stock options are incentive stock options and there were no disqualifying dispositions, no tax benefit related to this expense was recognized. No options were modified during the years ended December 31, 2007, 2006 and 2005.

The 2005 Plan permits the grant of stock options and stock awards for up to 3,307,500 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Options awards generally become fully exercisable at the end of five to six years of continued employment and must be exercised within one year from the date the options become exercisable. There were no Class B stock options outstanding during each of the periods presented. All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. All shares issued under the above mentioned plans came from authorized and unissued shares. Currently, the Company has a sufficient number of shares to satisfy expected share option exercises.

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

The weighted average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in the Black-Scholes option pricing model are as follows:

	2007	2006	2005

Risk-free interest rate	4.66%	4.53%	3.75%
Expected dividend yield	1.98	1.59	1.48
Expected life of options (in years)	6.00	6.00	5.55
Expected stock price volatility	22.31%	22.23%	27.92%
Estimated fair value per share	$5.52	$6.16	$6.17

The following table summarizes stock option activity for 2007:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2007	1,690,314	$14.01

Granted	12,000	22.28

Exercised	(202,744)	8.47

Forfeited or expired	(75,360)	15.30

Outstanding at December 31, 2007	1,424,210	$14.80	2.68	$6,264,000

Fully vested and expected to vest	1,350,735	$14.52	1.70	$6,173,262

Exercisable (vested) at December 31, 2007	189,707	$8.66	0.28	$1,730,000

Information related to the stock option plan during each year follows:

December 31, (in thousands)	2007	2006	2005

Intrinsic value of options exercised	$2,232	$3,032	$953
Cash received from option exercised	1,377	754	169

Non executive officer employees had loans outstanding of $862,000 and $843,000 at December 31, 2007 and 2006 that were originated to fund stock option exercises.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for 2008 and beyond is estimated as follows:

Year	(in thousands)

2008	$804
2009	618
2010	411
2011	353
2012 and thereafter	145

Total	$2,331

In November 2004, the Company’s Board of Directors approved a Non Qualified Deferred Compensation Plan (the “Plan”). The Plan governs the deferral of board and committee fees of non-employee members of the Board of Directors. Members of the Board of Directors may defer up to 100% of their board and committee fees for a specified period ranging from two to five years. The value of the deferred director compensation account is deemed “invested” in Company stock and is immediately vested. On a quarterly basis, the Company reserves shares of Republic’s stock within the Company’s stock option plan for ultimate distribution to Directors at the end of the deferral period. The Plan has not and will not materially impact the Company, as director compensation expense has been and will continue to be recorded when incurred.

The following table presents information on director deferred compensation shares reserved for the periods shown:

	2007		2006
Years ended December 31,	Deferred Shares	Weighted Average Market Price at Date of Deferral	Deferred Shares	Weighted Average Market Price at Date of Deferral

Balance, beginning of period	12,545	$20.02	6,085	$19.53
Awarded	8,249	17.79	6,460	20.48
Released	(640)	19.47	—	—
Balance, end of period	20,154	$17.65	12,545	$20.02

Director deferred compensation has been expensed as follows:

Years ended December 31, (in thousands)	2007	2006

Director deferred compensation expense	$146	$133

17.       BENEFIT PLANS

Republic maintains a 401(k) plan for full time employees who have been employed for 1,000 hours in a plan year and have reached the age of 21. Participants in the plan have the option to contribute from 1% to 25% of their annual compensation. Republic matches 50% of participant contributions up to 5% of each participant’s annual compensation. Republic’s contribution may increase if the Company achieves certain operating goals. Republic’s matching contributions were $658,000, $607,000 and $879,000 for the years ended December 31, 2007, 2006 and 2005. The Company did not contribute a “bonus” 401(k) match payment in 2007 and 2006 because the Company failed to achieve its required income goals to pay the match. The bonus match totaled $300,000 in 2005.

Republic also maintains an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees. Shares in the ESOP are allocated to eligible employees based on the principal payments of the associated loan over the term of the loan, which is ten years. Participants become fully vested in allocated shares after five years of credited service and may receive their distributions in the form of cash or stock. At December 31, 2007, approximately 49,000 unallocated shares had a fair value of $808,000.

Years Ended December 31,	2007	2006	2005

Unearned shares allocated to participants in the plan	45,939	42,559	40,055
Compensation expense	$850,000	$852,000	$809,000

The Company maintains a death benefit for the Chairman of the Company equal to three times the average compensation paid for the two years proceeding death. Upon a change in control, defined as a sale or assignment of more than 55% of the outstanding stock of the Company, the death benefit is canceled.

18.       LEASES, TRANSACTIONS WITH AFFILIATES AND RELATED PARTY TRANSACTIONS

Republic leases office facilities under operating leases from Republic’s Chairman and from partnerships in which Republic’s Chairman, Chief Executive Officer and Vice Chairman are partners. Rent expense for the years ended December 31, 2007, 2006 and 2005 under these leases was $2,261,000, $2,245,000 and $1,997,000. Total rent expense on all operating leases was $4.3 million, $4.6 million and $3.3 million for the years ended December 31, 2007, 2006 and 2005. Total minimum lease commitments under non cancelable operating leases are as follows:

(in thousands)	Affiliate	Other	Total

2008	$2,151	$2,842	$4,993
2009	1,879	2,835	4,714
2010	1,628	2,590	4,218
2011	904	2,327	3,231
2012	—	1,835	1,835
Thereafter	—	11,468	11,468

Total	$6,562	$23,897	$30,459

A director of Republic Bancorp, Inc. is the President and Chief Executive Officer of a company that leases space to Republic. Fees paid to the Company totaled $13,000 for each of the years ended December 31, 2007, 2006 and 2005.

A director of Republic Bancorp, Inc. is the President of an insurance agency that is agent of record for the Company’s workers compensation insurance. Commissions paid to the insurance agency totaled $96,000, $55,000 and $38,000 in 2007, 2006 and 2005.

A director of RB&T is counsel for a local law firm. Fees paid by Republic to this firm totaled $168,000, $163,000 and $127,000 in 2007, 2006 and 2005.

Loans made to executive officers and directors of Republic and their related interests during 2007 are as follows:

(in thousands)

Beginning balance	$19,955
Change in related party status	5,436
New loans	6,251
Repayments	(7,251)

Total	$24,391

Deposits from executive officers, directors, and their affiliates totaled $18.9 million, $24.0 million and $10.6 million at December 31, 2007, 2006 and 2005.

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

As of December 31, 2007, exclusive of mortgage banking loan commitments discussed in Footnote 1 “Summary of Significant Accounting Policies,” Republic had outstanding loan commitments of $487 million, which included unfunded home equity lines of credit totaling $326 million. At December 31, 2006, Republic had outstanding loan commitments of $476 million, which included unfunded home equity lines of credit totaling $315 million. These commitments generally have variable rates.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $38 million and $9 million at December 31, 2007 and 2006. Approximately $14 million of the 2007 increase relates to a single letter of credit that originated during the second quarter.

At December 31, 2007, Republic had $12 million in letters of credit from the FHLB issued on behalf of the Bank’s customers as compared to $72 million at December 31, 2006. Approximately $12 million of these letters of credit were used as credit enhancements for client bond offerings at December 31, 2007 and 2006, respectively. The remaining $60 million letter of credit at December 31, 2006 was used to collateralize a public funds deposit, which was classified in short-term borrowings. These letters of credit reduce Republic’s available borrowing line at the FHLB. Republic uses a blanket pledge of eligible real estate loans to secure the letters of credit.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by Republic using available market information and appropriate valuation methodologies. However, judgment of management is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Republic could realize in a market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	2007		2006
	Carrying	Fair	Carrying	Fair
December 31, (in thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$86,177	$86,177	$81,613	$81,613
Securities available for sale	528,471	528,750	505,869	503,727
Securities to be held to maturity	51,886	52,794	58,045	58,824
Mortgage loans held for sale	4,278	4,310	5,724	5,750
Loans	2,397,073	2,412,190	2,298,888	2,291,580
Allowance for loan losses	12,735	12,735	11,218	11,218
Federal Home Loan Bank stock	23,955	23,955	23,111	23,111
Accrued interest receivable	14,053	14,053	14,081	14,081

Liabilities:
Deposits:
Non interest-bearing accounts	$279,457	$279,457	$279,026	$279,026
Transaction accounts	874,422	874,422	751,993	751,993
Time deposits	814,933	824,428	661,703	661,597
Securities sold under agreements to
repurchase and other short-term borrowings	398,296	398,296	401,886	401,886
Subordinated note	41,240	41,142	41,240	39,991
Federal Home Loan Bank advances	478,550	475,520	646,572	638,251
Accrued interest payable	7,407	7,407	6,742	6,742

Cash and Cash Equivalents – The carrying amount represents a reasonable estimate of fair value.

Securities Available for Sale, Securities to be Held to Maturity and Federal Home Loan Bank Stock – Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. It was not practicable to determine the fair value of FHLB Stock due to restrictions placed on its transferability.

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

Federal Home Loan Bank Advances – The fair value is estimated based on the estimated present value of future cash outflows using the rates at which similar loans with the same remaining maturities could be obtained.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

21. BUSINESS COMBINATIONS

On October 3, 2006, the Company acquired 100% of the outstanding shares of GulfStream Community Bank of Port Richey, Florida. The Company subsequently changed the name of the federally chartered thrift institution to Republic Bank. Operating results of Republic Bank have been included in the consolidated financial statements since the date of the acquisition. The purpose of the acquisition was to establish market share in the greater Tampa, Florida market, expand the Company’s customer base, enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.

The aggregate purchase price was $18.6 million, paid in cash. The purchase price resulted in approximately $10 million in goodwill and $601,000 in core deposit intangibles. The core deposit intangible asset is being amortized over 7 years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment. Goodwill and intangible assets are not deducted for tax purposes.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Securities available for sale	$8,476
Securities to be held to maturity	1,967
Federal Home Loan Bank stock	121
Loans, net	43,850
Premises and equipment	4,166
Goodwill	10,016
Core deposit intangibles	601
Other assets	193
Total assets acquired	69,390

Deposits	(54,140)
Other liabilities	(974)
Total liabilities assumed	(55,114)

Net assets acquired	$14,276

22.  PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2007	2006

Assets:

Cash and cash equivalents	$5,740	$12,577
Due from subsidiaries	519	1,011
Investment in subsidiaries	286,199	267,475
Other assets	3,413	783

Total assets	$295,871	$281,846

Liabilities and Stockholders’ Equity:

Subordinated note	$41,240	$41,240
Other liabilities	5,771	3,258
Stockholders’ equity	248,860	237,348

Total liabilities and stockholders’ equity	$295,871	$281,846

STATEMENTS OF INCOME

Years Ended December 31, (in thousands)	2007	2006	2005

Income and expenses:
Dividends from subsidiary	$10,951	$8,376	$10,788
Interest income	376	1,244	584
Other income	36	38	40
Less:
Interest expense	2,515	2,515	960
Other expenses	380	361	440

Income before income tax benefit	8,468	6,782	10,012
Income tax benefit	862	728	367

Income before equity in undistributed net income of subsidiaries	9,330	7,510	10,379
Equity in undistributed net income of subsidiaries	15,583	20,841	24,686

Net income	$24,913	$28,351	$35,065

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2007	2006	2005

Operating activities:

Net income	$24,913	$28,351	$35,065
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(15,583)	(20,841)	(24,686)
Director deferred compensation – Parent Company	62	62	56
Change in due from subsidiary	492	457	426
Change in other assets	(2,630)	1,017	1,213
Change in other liabilities	2,194	(317)	(1,394)

Net cash provided by operating activities	9,448	8,729	10,680

Investing activities:

Acquisition of GulfStream Community Bank (Republic Bank)	—	(18,569)	—
Additional investment in Republic Bank	—	(5,000)	—
Investment in Republic Bank & Trust Co. of Indiana	—	—	(5,000)
Investment in unconsolidated subsidiary	—	—	(1,240)
Dividends on unallocated ESOP shares	(33)	(43)	(44)

Net cash used in investing activities	(33)	(23,612)	(6,284)

Financing activities:

Common Stock repurchases	(9,324)	(699)	(9,820)
Net proceeds from Common Stock options exercised	1,351	611	202
Cash dividends paid	(8,279)	(7,055)	(6,020)
Net proceeds from subordinated note	—	—	41,240

Net cash (used in) provided by financing activities	(16,252)	(7,143)	25,602

Net (decrease) increase in cash and cash equivalents	(6,837)	(22,026)	29,998

Cash and cash equivalents at beginning of year	12,577	34,603	4,605

Cash and cash equivalents at end of year	$5,740	$12,577	$34,603

23.  OTHER COMPREHENSIVE INCOME (LOSS)

December 31, (in thousands)	2007	2006	2005

Unrealized holding gains on available for sale securities	$2,426	$2,943	$(4,038)
Reclassification adjustment for losses (gains) realized in income	(8)	(300)	—

Net unrealized gains	2,418	2,643	(4,038)
Tax effect	(846)	(925)	1,413

Net of tax amount	$1,572	$1,718	$(2,625)

24.  SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, distinguished between banking operations, mortgage banking operations and Tax Refund Solutions. As discussed throughout this document, the Company substantially exited the deferred deposit business during the first quarter of 2006; therefore, the deferred deposit segment operations, which was previously reported as a fourth segment, is presented as discontinued operations. Loans, investments and deposits provide the majority of revenue from banking operations; servicing fees and loan sales provide the majority of revenue from mortgage banking operations; RAL fees, ERC/ERD fees and Net RAL securitization income provide the majority of the revenue from Tax Refund Solutions; and fees for providing deferred deposits or payday loans historically represented the primary revenue source for the deferred deposit segment. All Company segments are domestic.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Income taxes are allocated based on income before income tax expense. Transactions among reportable segments are made at fair value.

Segment information for the years ended December 31, is as follows:

	Year Ended December 31, 2007
(dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$87,433	$6,659	$386	$94,478	$—
Provision for loan losses	3,923	2,897	—	6,820	—

Electronic Refund Check fees	—	4,189	—	4,189	—
Net RAL securitization income	—	3,772	—	3,772	—
Mortgage banking income	—	—	2,973	2,973	—
Other revenue	27,914	(64)	(992)	26,858	—
Total non interest income	27,914	7,897	1,981	37,792	—

Total non interest expenses	79,091	7,359	806	87,256	—

Gross operating profit	32,333	4,300	1,561	38,194	—
Income tax expense	11,243	1,495	543	13,281	—
Net income	$21,090	$2,805	$1,018	$24,913	$—

Segment assets	$2,886,104	$274,889	$4,366	$3,165,359	$—

Net interest margin	2.99%	17.23%	2.94%	3.17%	—

	Year Ended December 31, 2006
(dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$82,314	$5,665	$319	$88,298	$498
Provision for loan losses	2,268	34	—	2,302	(355)

Electronic Refund Check fees	—	4,102	—	4,102	—
Net RAL securitization income	—	2,771	—	2,771	—
Mortgage banking income	—	—	2,316	2,316	—
Other revenue	23,188	158	(835)	22,511	500
Total non interest income	23,188	7,031	1,481	31,700	500

Total non interest expenses	68,533	5,530	799	74,862	994

Gross operating profit	34,701	7,132	1,001	42,834	359
Income tax expense	11,908	2,464	346	14,718	124
Net income	$22,793	$4,668	$655	$28,116	$235

Segment assets	$3,044,983	$205	$1,599	$3,046,787	$—

Net interest margin	3.02%	60.50%	3.46%	3.22%	—

	Year Ended December 31, 2005
(dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$76,403	$8,807	$437	$85,647	$8,697
Provision for loan losses	(616)	956	—	340	(902)

Electronic Refund Check fees	—	6,083	—	6,083	—
Mortgage banking income	—	—	2,751	2,751	—
Other revenue	20,860	99	(986)	19,973	31
Total non interest income	20,860	6,182	1,765	28,807	31

Total non interest expenses	61,902	5,647	963	68,512	2,069

Gross operating profit	35,977	8,386	1,239	45,602	7,561
Income tax expense	12,247	2,855	422	15,524	2,574
Net income	$23,730	$5,531	$817	$30,078	$4,987

Segment assets	$2,721,221	$1,770	$6,617	$2,729,608	$5,948

Net interest margin	3.07%	108.39%	3.61%	3.42%	—

25.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

In February 2006, the Bank substantially exited the payday loan business. For financial reporting purposes, the payday loan business segment has been treated as a discontinued operation. All current period and prior period income statement data has been restated to reflect continuing operations absent of the payday loan business.

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2007 and 2006.

	Fourth	Third	Second	First
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2007:
Interest income	$49,705	$49,033	$47,933	$52,426
Interest expense	26,150	27,368	25,924	25,177
Net interest income	23,555	21,665	22,009	27,249
Provision for loan losses	1,617	1,376	147	3,680
Net interest income after provision for loan losses	21,938	20,289	21,862	23,569
Non interest income*	9,344	7,506	8,808	12,134
Non interest expenses	21,478	21,278	21,530	22,970
Income from continuing operations before income tax expense	9,804	6,517	9,140	12,733
Income tax expense from continuing operations	3,398	2,285	3,171	4,427
Income from continuing operations before discontinued operations, net of income tax expense	6,406	4,232	5,969	8,306
Income from discontinued operations before income tax expense	—	—	—	—
Income tax expense from discontinued operations	—	—	—	—
Income from discontinued operations, net of income tax expense	—	—	—	—
Net income	6,406	4,232	5,969	8,306

Basic earnings per share from continuing operations:
Class A Common Stock	0.32	0.21	0.29	0.40
Class B Common Stock	0.31	0.20	0.28	0.40
Basic earnings per share from discontinued operations:
Class A Common Stock	0.00	0.00	0.00	0.00
Class B Common Stock	0.00	0.00	0.00	0.00
Basic earnings per share:
Class A Common Stock	0.32	0.21	0.29	0.40
Class B Common Stock	0.31	0.20	0.28	0.40
Diluted earnings per share from continuing operations:
Class A Common Stock	0.31	0.21	0.28	0.39
Class B Common Stock	0.30	0.20	0.28	0.38
Diluted earnings per share from discontinued operations:
Class A Common Stock	0.00	0.00	0.00	0.00
Class B Common Stock	0.00	0.00	0.00	0.00
Diluted earnings per share:
Class A Common Stock	0.31	0.21	0.28	0.39
Class B Common Stock	0.30	0.20	0.28	0.38

* The Company recorded a non recurring insurance settlement gain of $1.9 million during the fourth quarter of 2007 related to the final settlement of insurance proceeds in connection with the Company’s corporate center fire which occurred in late 2006.

	Fourth	Third	Second	First
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2006:
Interest income	$46,614	$43,778	$41,775	$44,373
Interest expense	25,590	22,925	20,723	19,004
Net interest income	21,024	20,853	21,052	25,369
Provision for loan losses	289	110	573	1,330
Net interest income after provision for loan losses	20,735	20,743	20,479	24,039
Non interest income	7,363	6,482	7,016	10,839
Non interest expenses	19,266	17,562	18,193	19,841
Income from continuing operations before income tax expense	8,832	9,663	9,302	15,037
Income tax expense from continuing operations	2,896	3,309	3,337	5,176
Income from continuing operations before discontinued operations, net of income tax expense	5,936	6,354	5,965	9,861
Income (loss) from discontinued operations before income tax expense	14	522	(3)	(174)
Income tax expense (benefit) from discontinued Operations	4	182	(2)	(60)
Income (loss) from discontinued operations, net of income tax expense	10	340	(1)	(114)
Net income	5,946	6,694	5,964	9,747

Basic earnings per share from continuing operations:
Class A Common Stock	0.29	0.31	0.29	0.48
Class B Common Stock	0.28	0.30	0.28	0.48
Basic earnings per share from discontinued operations:
Class A Common Stock	0.00	0.02	0.00	0.00
Class B Common Stock	0.00	0.02	0.00	(0.01)
Basic earnings per share:
Class A Common Stock	0.29	0.33	0.29	0.48
Class B Common Stock	0.28	0.32	0.28	0.47
Diluted earnings per share from continuing operations:
Class A Common Stock	0.28	0.30	0.28	0.47
Class B Common Stock	0.27	0.29	0.28	0.46
Diluted earnings per share from discontinued operations:
Class A Common Stock	0.00	0.02	0.00	(0.01)
Class B Common Stock	0.00	0.02	0.00	0.00
Diluted earnings per share:
Class A Common Stock	0.28	0.32	0.28	0.46
Class B Common Stock	0.27	0.31	0.28	0.46

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic Bancorp, Inc. for the 2008 Annual Meeting of Shareholders to be held April 23, 2008 (“Proxy Statement”), all of which is incorporated herein by reference.

Item 11. Executive Compensation.

Information under the sub-heading “Director Compensation” and under the headings “CERTAIN INFORMATION AS TO MANAGEMENT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2007. There were no equity compensation plans not approved by security holders at December 31, 2007.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
1995 Stock Option Plan	1,045,504	(1)	$11.80	—
2005 Stock Incentive Plan	378,706	(1)	23.08	2,928,794

(1)                               Represents options issued for Class A Common Stock only. Options for Class B Common Stock have been authorized but are not issued.

Additional information required by this Item appears under the heading “SHARE OWNERSHIP” of the Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Financial Statements

Consolidated balance sheets – December 31, 2007 and 2006

Consolidated statements of income and comprehensive income – years ended December 31, 2007, 2006 and 2005

Consolidated statements of stockholders’ equity – years ended December 31, 2007, 2006 and 2005

Consolidated statements of cash flows – years ended December 31, 2007, 2006 and 2005

Notes to consolidated financial statements

(a)(2) Financial Statements Schedules:

Financial statement schedules are omitted because the information is not applicable.

(a)(3) Exhibits:

The Exhibit Index of this report is incorporated herein by reference. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b) are noted in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCORP, INC.

March 14, 2008	By:	Steven E. Trager
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the registrant and in the capacities indicated.

/s/ Bernard M. Trager	Chairman of the Board and Director	March 14, 2008
Bernard M. Trager

/s/ Steven E. Trager	President, Chief Executive	March 14, 2008
Steven E. Trager	Officer & Director

/s/ A. Scott Trager	Vice Chairman and Director	March 14, 2008
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and	March 14, 2008
Kevin Sipes	Chief Accounting Officer

/s/ Charles E. Anderson	Director	March 14, 2008
Charles E. Anderson

/s/ Michael T. Rust	Director	March 14, 2008
Michael T. Rust

/s/ Sandra Metts Snowden	Director	March 14, 2008
Sandra Metts Snowden

/s/ R. Wayne Stratton	Director	March 14, 2008
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 14, 2008
Susan Stout Tamme

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

3(ii)	Bylaws of Registrant, as amended (Incorporated by reference to Exhibit 3(ii) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

3(iii)	Amended Bylaws (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File Number: 0-24649))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

4.2

Agreement Pursuant to Item 601 (b)(4)(iii) of Regulation S-K (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K of Registrant for the year ended December 31, 1997 (Commission File Number: 33-77324))

10.01*

Officer Compensation Continuation Agreement with Steven E. Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.02*

Officer Compensation Continuation Agreement with Steven E. Trager effective January 1, 2006 (Incorporated by reference to Exhibit 10.34 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.03*

Officer Compensation Continuation Agreement with A. Scott Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.04*

Officer Compensation Continuation Agreement with A. Scott Trager effective January 1, 2006 (Incorporated by reference to Exhibit 10.35 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.05*

Officer Compensation Continuation Agreement with David Vest, dated January 12, 1995 (Incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.06*

Officer Compensation Continuation Agreement with David Vest effective January 1, 2006 (Incorporated by reference to Exhibit 10.37 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.07*

Officer Compensation Continuation Agreement with Kevin Sipes, dated June 15, 2001 (Incorporated by reference to Exhibit 10.23 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File Number: 0-24649))

10.08*

Officer Compensation Continuation Agreement with Kevin Sipes effective January 1, 2006 (Incorporated by reference to Exhibit 10.38 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.09*

Death Benefit Agreement with Bernard M. Trager dated September 10, 1996 (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File Number: 33-77324))

No.	Description

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

No.	Description

10.21

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2004, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File Number: 0-24649))

10.22

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.17 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.23

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.24

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2003, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.25

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 2005, as amended, relating to 661 South Hurstbourne Parkway, Louisville, KY, amending and modifying previously filed exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File Number: 0-24649))

10.26

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.27

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.28

Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on Form 10-K for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.29

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 1, 2005, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.30

Lease between Jaytee Properties and InsBanc, Inc., dated February 3, 2003, as amended by Republic Bank & Trust Company relating to 9600 Brownsboro Road, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File Number: 0-24649))

10.31

Assignment and Assumption of Lease by Republic Bank & Trust Company with the consent of Jaytee Properties, dated May 1, 2006, relating to 9600 Brownsboro Road, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File Number: 0-24649))

No.	Description

10.32	1995 Stock Option Plan (as amended to date) (Incorporated by reference to Registrant’s Form S-8 filed November 30, 2004 (Commission File Number: 333-120856))

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

10.36

Junior Subordinated Indenture, Amended and Restated Trust Agreement, and Guarantee Agreement (Incorporated by reference to Exhibit 10.26 of Registrant’s Form 8-K filed August 19, 2005 (Commission File Number: 0-24649))

10.37

Right of First Offer Agreement by and among Republic Bancorp, Inc., Teebank Family Limited Partnership, Bernard M. Trager and Jean S. Trager. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 19, 2007 (Commission File Number: 0-24649))

10.38**

Program Agreement dated September 19, 2007, between Republic Bank & Trust Company and Jackson Hewitt Inc. (Incorporated by reference to Exhibit 10.31 of Registrant’s Form 10-Q filed November 9, 2007 (Commission File Number: 0-24649))

10.39**

Technology Services Agreement dated September 19, 2007, between Republic Bank &  Trust Company and Jackson Hewitt Technology Services LLC (Incorporated by reference to Exhibit 10.32 of Registrant’s Form 10-Q filed November 9, 2007 (Commission File Number: 0-24649))

10.40	Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road

10.41	Ground lease between Republic Bank & Trust Company and Jaytee Properties, relating to 9600 Brownsboro Road, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road

21	Subsidiaries of Republic Bancorp, Inc.

23	Consent of Crowe Chizek and Company LLC

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2003

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2003

32.1***	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2***	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*       Denotes management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b).

**     Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

***   This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.