Form 10-Q
period 2008-03-31
REPUBLIC BANCORP INC /KY/
filed 2008-05-12
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒     Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐   Yes   ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2008, was 18,193,996 and 2,343,350, respectively.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	March 31,	December 31,
	2008	2007

ASSETS:

Cash and cash equivalents	$102,726	$86,177
Trading securities	2,074	—
Securities available for sale	498,799	528,750
Securities to be held to maturity (fair value of $51,272 in 2008 and $52,794 in 2007)	51,447	51,886
Mortgage loans held for sale	10,866	4,278
Loans, net of allowance for loan losses of $15,025 and $12,735 (2008 and 2007)	2,345,585	2,384,338
Federal Home Loan Bank stock, at cost	24,433	23,955
Premises and equipment, net	39,373	39,706
Goodwill	10,168	10,168
Other assets and accrued interest receivable	38,560	36,101

TOTAL ASSETS	$3,124,031	$3,165,359

LIABILITIES:

Deposits:
Non-interest-bearing	$324,279	$279,457
Interest-bearing	1,481,157	1,689,355
Total deposits	1,805,436	1,968,812

Securities sold under agreements to repurchase and other short-term borrowings	329,472	398,296
Federal Home Loan Bank advances	623,580	478,550
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	63,762	29,601

Total liabilities	2,863,490	2,916,499

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,834	4,821
Additional paid in capital	120,643	119,761
Retained earnings	139,343	124,616
Unearned shares in Employee Stock Ownership Plan	(391)	(519)
Accumulated other comprehensive income (loss)	(3,888)	181

Total stockholders’ equity	260,541	248,860

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,124,031	$3,165,359

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
INTEREST INCOME:
Loans, including fees	$57,407	$44,622
Taxable securities	6,996	6,774
Tax exempt securities	24	26
Federal Home Loan Bank stock and other	2,960	1,004
Total interest income	67,387	52,426

INTEREST EXPENSE:
Deposits	14,301	12,851
Securities sold under agreements to repurchase and other short-term borrowings	2,767	4,910
Federal Home Loan Bank advances	5,437	6,796
Subordinated note	627	620
Total interest expense	23,132	25,177

NET INTEREST INCOME	44,255	27,249

Provision for loan losses	10,499	3,680

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	33,756	23,569

NON INTEREST INCOME:
Service charges on deposit accounts	4,545	4,152
Electronic refund check fees	10,696	3,429
Net RAL securitization income	12,587	2,607
Mortgage banking income	1,602	542
Debit card interchange fee income	1,149	1,004
Net loss on sales, calls and impairment of securities	(219)	—
Other	320	400
Total non interest income	30,680	12,134

NON INTEREST EXPENSES:
Salaries and employee benefits	14,500	12,343
Occupancy and equipment, net	4,672	4,047
Communication and transportation	1,338	948
Marketing and development	6,759	821
Bank franchise tax expense	723	663
Data processing	717	586
Debit card interchange expense	576	517
Supplies	556	458
Other	3,839	2,587
Total non interest expenses	33,680	22,970

INCOME BEFORE INCOME TAX EXPENSE	30,756	12,733
INCOME TAX EXPENSE	10,997	4,427
NET INCOME	$19,759	$8,306

(continued)

	Three Months Ended
	March 31,
	2008	2007

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Unrealized gain (loss) on securities available for sale	$(4,211)	$519
Impairment loss on securities, net	442	—
Realized gain on sale of securities included in income, net	(300)	—
Other comprehensive income, net	(4,069)	519

COMPREHENSIVE INCOME	$15,690	$8,825

BASIC EARNINGS PER SHARE:

Class A Common Stock	$0.97	$0.40
Class B Common Stock	0.96	0.40

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$0.96	$0.39
Class B Common Stock	0.95	0.38

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

						Unearned	Accumulated
	Common Stock					Shares in	Other
	Class A	Class B		Additional		Empl. Stock	Comprehensive	Total
	Shares	Shares		Paid In	Retained	Ownership	Income /	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	(Loss)	Equity

Balance, January 1, 2008	17,958	2,344	$4,821	$119,761	$124,616	$(519)	$181	$248,860

Net income	—	—	—	—	19,759	—	—	19,759

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	(4,069)	(4,069)

Dividend declared Common Stock:
Class A ($0.11 per share)	—	—	—	—	(4,172)	—	—	(4,172)
Class B ($0.10 per share)	—	—	—	—	(468)	—	—	(468)

Stock options exercised, net of shares redeemed	86	—	13	818	(392)	—	—	439

Shares committed to be released under the Employee Stock Ownership Plan	12	—	—	72	—	128	—	200

Notes receivable on common stock, net of cash payments	—	—	—	(246)	—	—	—	(246)

Deferred compensation expense - Company Stock	1	—	—	43	—	—	—	43

Stock based compensation expense	—	—	—	195	—	—	—	195

BALANCE, March 31, 2008	18,057	2,344	$4,834	$120,643	$139,343	$(391)	$(3,888)	$260,541

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (in thousands)

	2008	2007
OPERATING ACTIVITIES
Net income	$19,759	$8,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	2,348	605
Federal Home Loan Bank stock dividends	(307)	(342)
Provision for loan losses	10,499	3,680
Net gain on sale of mortgage loans held for sale	(1,611)	(343)
Origination of mortgage loans held for sale	(78,066)	(56,020)
Proceeds from sale of mortgage loans held for sale	73,089	49,173
Net gain on sale of RALs	(8,371)	(1,782)
Increase in RAL securitization residual	(4,216)	(825)
Origination of RALs sold	(1,098,717)	(350,414)
Proceeds from sale of RALs	1,009,698	321,407
Paydown of trading securities	104,201	32,480
Net realized loss on sales, calls and impairments of securities	219	—
Net gain on sale of other real estate owned	(42)	(39)
Net gain on sale of premises and equipment	(43)	—
Deferred director compensation expense – Company Stock	43	43
Employee Stock Ownership Plan compensation expense	200	250
Stock based compensation expense	195	273
Net change in other assets and liabilities:
Accrued interest receivable	(3,569)	(2,017)
Accrued interest payable	(1,972)	(1,743)
Other assets	(4,068)	(213)
Other liabilities	36,353	11,573
Net cash provided by operating activities	55,622	14,052

INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,107,155)	(880,255)
Purchases of Federal Home Loan Bank stock	(531)	—
Proceeds from calls, maturities and paydowns of securities available for sale	1,129,766	919,089
Proceeds from calls, maturities and paydowns of securities to be held to maturity	428	366
Proceeds from the sale of Federal Home Loan Bank stock	360	—
Proceeds from sales of other real estate owned	828	548
Net (increase) decrease in loans	27,097	(11,885)
Purchases of premises and equipment, net	(1,773)	(801)
Proceeds from sale of premises and equipment	848	—
Net cash provided by investing activities	49,868	27,062

FINANCING ACTIVITIES:
Net change in deposits	(163,377)	12,440
Net change in securities sold under agreements to repurchase and other short-term borrowings	(68,824)	43,169
Payments on Federal Home Loan Bank advances	(52,970)	(198,044)
Proceeds from Federal Home Loan Bank advances	198,000	100,000
Net proceeds from Common Stock options exercised	439	73
Cash dividends paid	(2,209)	(1,918)
Net cash used in financing activities	(88,941)	(44,280)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,549	(3,166)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	86,177	81,613
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$102,726	$78,447

(continued)

	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$25,104	$26,921
Income taxes	236	321

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$941	$175
Retained securitization residual	102,059	32,314

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – MARCH 31, 2008 AND 2007 (UNAUDITED) AND DECEMBER 31, 2007

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company (“RB&T”) and Republic Bank (collectively referred together with RB&T as the “Bank”), Republic Funding Company and Republic Invest Co. Republic Invest Co.. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

Republic currently operates 41 banking centers, primarily in the retail banking industry, and conducts its operations predominately in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky, southern Indiana, metropolitan Tampa, Florida and through an Internet banking delivery channel. Republic’s consolidated results of operations are dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning assets represent securities and real estate mortgage, commercial and consumer loans. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, as well as short-term and long-term borrowing sources.

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

RB&T, though its Tax Refund Solutions (“TRS”) business segment, is one of a limited number of financial institutions which facilitate the payment of federal and state tax refunds through tax-preparers located throughout the U.S.. Substantially all of the business generated by TRS occurs in the first quarter of the year. The Company facilitates the payment of these tax refunds through three primary products: Refund Anticipation Loans (“RALs”), Electronic Refund Checks (“ERCs”) and Electronic Refund Deposits (“ERDs”).

RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund, which represents the source of repayment. At the request of the taxpayer, the refund claim is paid by the Internal Revenue Service (“IRS”) to the Company once the tax return has been processed. Funds received from the IRS above the sum of the RAL less associated fees are remitted to the taxpayer by the Company. The funds advanced by the Company are generally repaid by the IRS within two weeks. The fees earned on RALs are reported in interest income under the line item “Loans, including fees.”

ERCs and ERDs are products whereby a tax refund is issued to the taxpayer after RB&T has received the refund from the federal or state government. Fees earned on ERCs/ERDs are reported in non interest income under the line item “Electronic Refund Check fees.”

Securitization – The Company utilized a securitization structure to fund, over a four week period, a portion of the RALs originated during the first quarters of 2008 and 2007. The securitization consisted of $1.1 billion and $347 million of loans originated and sold during January and February of 2008 and 2007, respectively. The Company’s continuing involvement in loans sold into the securitization was limited to only servicing of the loans. Compensation for servicing of the loans securitized was not contingent upon performance of the loans securitized.

Generally, from mid January to the end of February of each year, RALs which, upon origination, meet certain underwriting criteria related to refund amount and Earned Income Tax Credit amount are classified as loans held for sale and sold into the securitization. All other RALs originated are retained by the Company. There are no RALs held for sale as of any quarter end. The Company retains a related residual value in the securitization, which is classified on the balance sheet as a trading security. The initial residual interest has a weighted average life of approximately one month, and as such, substantially all of its cash flows are received by the end of the first quarter. The disposition of the remaining anticipated cash flows is expected to occur within the remainder of the calendar year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusts the carrying amount of the residual value to its fair value, which is determined based on expected future cash flows and is significantly influenced by the estimated credit losses of the underlying RALs.

The Company concluded that the transaction was a sale as defined in Statement of Financial Accounting Standards (“SFAS”) 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” This conclusion was based on, among other things, legal isolation of assets, the ability of the purchaser to pledge or sell the assets, and the absence of a right or obligation of the Company to repurchase the financial assets.

See the sections titled “Business Segment Composition,” “Critical Accounting Policies and Estimates” and “Results of Operations” in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 3 “Loans and Allowance for Loans Losses,” Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Part I Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after a participant’s employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that an entity has the ability to access as of the measurement date, or observable inputs.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When that occurs, the Company classifies the fair value hierarchy on the lowest level of input that is significant to the fair value measurement. The Company used the following methods and significant assumptions to estimate fair value.

Trading securities: The Company’s residual interest for securitized RALs is classified as a trading security. The fair value of the trading security is determined by analyzing expected future cashflows and is significantly influenced by the anticipated credit losses of the underlying RALs. Factors that the Company applied in determining the fair value included current year and historical funding patterns, as well as on information received from the IRS on current year payment processing.

Securities available for sale: The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants.

Derivative instruments: Mortgage Banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments. Forward contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. The fair value of our derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company.

Mortgage loans held for sale: The fair value of loans held for sale is determined using quoted secondary-market prices. The purchaser provides the Company with a commitment to purchase the loan at the origination price. This commitment qualifies as an exit price under SFAS 157 and therefore is classified as Level 1 in the fair value hierarchy. If no such quoted price exists, the fair value of a loan would be determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

Impaired Loans: Impaired loans are evaluated at the time the loan is identified as impaired and are recorded at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans generally determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value of the collateral may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non-real estate collateral loans is determined using similar methods. In addition, business equipment may be valued by using the net book value from the business’ financial statements. Impaired loans are evaluated quarterly for impairment.

Assets measured at fair value on a recurring basis, for which the Company has elected the fair value option, are summarized below:

Assets	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Trading securities	$—	$—	$2,074	$2,074

Securities available for sale	—	498,799	—	498,799

Forward contracts	31,596	—	—	31,596

Rate lock loan commitments	—	27,703	—	27,703

Mortgage loans held for sale	—	10,974	—	10,974

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

Assets	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Impaired loans	$—	$—	$10,834	$10,834

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $14.0 million, with a valuation allowance of $3.2 million, resulting in an additional provision for loan losses of $1.6 million for the period.

The impact of adopting SFAS 157 on the consolidated financial statements has been additional first quarter disclosures as detailed above.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company elected the fair value option for all loans held for sale originated after December 31, 2007. With the adoption of SAB 109 and SFAS 159, the Company recognized $395,000 in additional Mortgage Banking income related to the Company’s mandatory forward sales contract and rate lock commitments.

On November 5, 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” Previously, SAB 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally—developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. The Company also elected to adopt Staff Accounting Bulletin SAB 109 which effectively causes Mortgage Banking revenue to be recognized on the date the Company enters into the rate lock commitment with the customer. With the adoption of SAB 109 and SFAS 159, the Company recognized $395,000 in additional Mortgage Banking income related to the Company’s mandatory forward sales contract and rate lock commitments.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 161 on the consolidated financial statements.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2007.

2   SECURITIES

Trading securities:

Trading securities consisting of residual interest in the RAL securitization totaled $2.1 million and $0 at March 31, 2008 and December 31, 2007.

Securities available for sale:

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2008 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$94,013	$1,295	$—	$95,308
Freddie Mac preferred stock	1,320	—	—	1,320
Corporate mortgage backed and other corporate mortgage-related securities	32,934	—	(10,849)	22,085
Mortgage backed securities, including CMOs	376,513	3,838	(265)	380,086

Total securities available for sale	$504,780	$5,133	$(11,114)	$498,799

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2007(in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$159,524	$841	$(90)	$160,275
Freddie Mac preferred stock	2,000	—	(459)	1,541
Corporate mortgage backed and other corporate mortgage-related securities	34,644	—	(2,169)	32,475
Mortgage backed securities, including CMOs	332,303	2,620	(464)	334,459

Total securities available for sale	$528,471	$3,461	$(3,182)	$528,750

Securities to be held to maturity:

The carrying value, unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

	Gross	Gross
	Carrying	Unrecognized	Unrecognized
March 31, 2008 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$4,676	$13	$—	$4,689
Obligations of states and political subdivisions	383	36	—	419
Mortgage backed securities, including CMOs	46,388	84	(308)	46,164

Total securities to be held to maturity	$51,447	$133	$(308)	$51,272

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
December 31, 2007 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$4,672	$7	$—	$4,679
Obligations of states and political subdivisions	383	25	—	408
Mortgage backed securities, including CMOs	46,831	974	(98)	47,707

Total securities to be held to maturity	$51,886	$1,006	$(98)	$52,794

Securities with unrealized losses at March 31, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
March 31, 2008 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate mortgage backed and other corporate mortgage-related securities	$20,103	$(10,193)	$1,982	$(656)	$22,085	$(10,849)
Mortgage backed securities, including CMOs	101,761	(512)	11,864	(61)	113,625	(573)

Total	$121,864	$(10,705)	$13,846	$(717)	$135,710	$(11,422)

	Less than 12 months		12 months or more		Total
December 31, 2007 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$63,438	$(55)	$19,959	$(35)	$83,397	$(90)
Freddie Mac preferred stock	1,541	(459)	—	—	1,541	(459)
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate mortgage backed and other corporate mortgage-related securities	29,719	(2,132)	2,756	(37)	32,475	(2,169)
Mortgage backed securities, including CMOs	26,313	(126)	43,067	(436)	69,380	(562)

Total	$121,011	$(2,772)	$65,782	$(508)	$186,793	$(3,280)

All unrealized losses are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, management evaluates a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost;
•	How long the decline in fair value has existed;
•	The financial condition of the issuer;
•	Rating agency changes on the issuer; and
•	Management’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than- temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

During the first quarter of 2008, management determined that its Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock investment, with an aggregate carrying value of $2 million, was other-than-temporarily impaired and recorded an impairment charge of $680,000. This investment represents 40,000 shares of adjustable rate investment grade preferred stock with a variable coupon rate of 4.00% and tax equivalent investment yield of 5.51%. While the Company’s intent is to hold the FHLMC preferred stock indefinitely for interest rate risk protection, in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company wrote the security down to its market value through the income statement because it has no final maturity and management cannot estimate if and when it will recover in market value.

Unrealized losses on corporate mortgage backed securities and other corporate mortgage related securities have not been recognized into income because the issuer(s) bonds are of high credit quality (rated A+ or Aa1 or higher) and management has the intent and ability to hold for the foreseeable future. One of these securities with an amortized cost of approximately $10 million was downgraded from an AA rating to an A+ rating by Fitch subsequent to March 31, 2008. Management has evaluated the performance of the loans underlying all of the securities and currently believes that all of the securities will continue to pay interest and principal in accordance with their terms. As such, management currently expects the fair value of the corporate mortgage backed securities and other corporate mortgage related securities to recover as the securities approach maturity.

Securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2008	December 31, 2007
Carrying value	$458,618	$518,947
Fair value	458,335	519,834

3                 LOANS AND ALLOWANCE FOR LOAN LOSSES

	March 31,	December 31,
(in thousands)	2008	2007

Residential real estate	$1,081,591	$1,168,591
Commercial real estate	719,369	658,987
Real estate construction	143,026	163,700
Commercial	91,388	90,741
Consumer	42,622	33,310
Overdrafts	1,895	1,238
Home equity	280,719	280,506
Total loans	2,360,610	2,397,073
Less:
Allowance for loan losses	15,025	12,735

Loans, net	$2,345,585	$2,384,338

An analysis of the changes in the Allowance for loan losses follows:

	Three Months Ended
	March 31
(in thousands)	2008	2007
Balance, at beginning of period	$12,735	$11,218

Provision for loan losses	10,499	3,680

Charge offs – Banking	(1,060)	(266)
Charge offs – Tax Refund Solutions	(7,873)	(3,831)

Recoveries – Banking	186	326
Recoveries – Tax Refund Solutions	538	360

Balance, at end of period	$15,025	$11,487

Information regarding Republic’s impaired loans follows:

	March 31,	December 31,
(in thousands)	2008	2007

Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	14,043	6,730

Total	$14,043	$6,730

Amount of the allowance for loan losses allocated	$3,209	$1,626
Average investment in impaired loans	2,040	1,122
Interest income recognized during impairment	—	—
Interest income recognized on a cash basis on impaired loans	—	—

Detail of non performing loans and non performing assets follows:

(dollars in thousands)	March 31, 2008	December 31, 2007

Loans on non-accrual status	$16,791	$8,303
Loans past due 90 days or more and still on accrual	1,340	1,318
Total non-performing loans	18,131	9,621
Other real estate owned	950	795
Total non-performing assets	$19,081	$10,416
Non-performing loans to total loans	0.77%	0.40%
Non-performing assets to total loans	0.81	0.43

The following table represents RAL originations and loss reserves for three months ended March 31, 2008 and 2007:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2008	March 31, 2007

Originations:

RALs retained on balance sheet	$672,258	$216,217
RALs securitized	1,090,473	347,120
Total RALs originated	$1,762,731	$563,337

Estimated RAL losses:

Estimated losses for retained RALs, net	$7,453	$3,471
Net reduction to estimated future expected cash flows for securitized RALs	7,174	2,636
Total Estimated RALs losses, net	$14,627	$6,107

RAL Loss Reserves and Provision for Loan Losses:

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting funds associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud. At March 31st each year, the Company reserves for its estimated RAL losses for the year based on current year and historical funding patterns and based on information received from the IRS on current year payment processing. The Company applies its loss estimates to both RALs retained on balance sheet and to securitized RALs. During both 2008 and 2007, a significant portion of these loss reserves were included as a reduction to Net RAL securitization income because they represented the loss of future expected cash flows from the Company’s residual interest.

As of March 31, 2008, $22.6 million of total RALs retained on balance sheet remained uncollected compared to $8.7 million at March 31, 2007, representing 3.36% and 4.01% of total RALs originated and retained on balance sheet during the respective tax years by the Company. Management estimated that 1.21% of RALs originated and retained on balance sheet by the Company during the current tax season were uncollectible compared to 1.83% at March 31, 2007. As a result, the Company recorded a net provision for loan losses of $7.5 million during the first quarter of 2008 compared to $3.5 million during the first quarter of 2007. The decrease in RAL losses as a percent of total RALs retained on balance sheet from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company.

As of March 31, 2008, $9.4 million of RALs securitized remained uncollected compared to $3.3 million at March 31, 2007, representing 0.86% and 0.95% of total RALs securitized during the respective tax years by the Company. In estimating the Company’s residual interest for securitized RALs, which is classified as a trading security on the Company’s balance sheet, management estimated that 0.66% of RALs securitized by the Company during the first quarter of 2008 were uncollectible compared to 0.76% during the first quarter of 2007. As a result, the Company recorded a net reduction to Net RAL securitization income of $7.2 million for the first quarter of 2008 and $2.6 million for the first quarter of 2007. As with the RALs retained on balance sheet, the decrease in securitized RAL losses as a percent of total loans securitized from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company.

The overall earnings of the TRS segment are highly dependent upon the Company’s loss estimates for RALs retained on balance sheet and securitized. Management believes that based on information currently available, it has provided the appropriate amount of reserves for losses associated with RALs. The possibility remains, however, that payments from the IRS throughout the remainder of the year could differ from what management estimated causing an adjustment to the Company’s previous allowance for loan losses and residual interest trading security. The following tables illustrates the effect on the 2008 provision for loan losses of TRS and the 2008 net RAL securitization income of TRS if final losses of RALs retained on balance sheet and RALs securitized by the Company differ from management’s current estimates by as much as 25 basis points higher or lower:

RALs retained on balance sheet:

As of March 31, 2008 (dollars in thousands)

Total RALs retained on balance sheet:		$672,258

		Increase / (Decrease)
	Provision for	In Provision
If % of RALs That Do	Loan Losses	For Loan Losses
Not Payoff Equals	as Revised	From Current Estimate

1.46%	$9,134	$1,681
1.41%	8,798	1,345
1.36%	8,461	1,008
1.31%	8,125	672
1.26%	7,789	336
Current Estimate (Base): 1.21%	7,453	—
1.16%	7,117	(336)
1.11%	6,781	(672)
1.06%	6,445	(1,008)
1.01%	6,108	(1,345)
0.96%	5,772	(1,681)

RALs sold into the securitization:

As of March 31, 2008 (dollars in thousands)

Total RALs sold into the securitization:		$1,090,473

	Net RAL	Increase / (Decrease)
	Securitization	In Net RAL
If % of RALs That Do	Income	Securitization Income
Not Payoff Equals	As Revised	From Current Estimate

0.91%	$9,861	$(2,726)
0.86%	10,406	(2,181)
0.81%	10,951	(1,636)
0.76%	11,497	(1,090)
0.71%	12,042	(545)
Current Estimate (Base): 0.66%	12,587	—
0.61%	13,132	545
0.56%	13,677	1,090
0.51%	14,223	1,636
0.46%	14,768	2,181
0.41%	15,313	2,726

See the sections titled “Business Segment Composition,” “Critical Accounting Policies and Estimates” and “Results of Operations” in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Part I Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

4                           DEPOSITS

	March 31,	December 31,
(in thousands)	2008	2007
Demand (NOW and SuperNOW)	$205,906	$197,949
Money market accounts	567,765	635,590
Internet money market accounts	8,988	10,521
Savings	33,950	30,362
Individual retirement accounts	50,955	51,338
Certificates of deposit, $100,000 and over	171,064	174,538
Other certificates of deposit	209,009	217,670
Brokered deposits	233,520	371,387
Total interest-bearing deposits	1,481,157	1,689,355
Total non interest-bearing deposits	324,279	279,457
Total	$1,805,436	$1,968,812

5                           FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

(in thousands)	March 31, 2008	December 31, 2007

FHLB convertible fixed interest rate advances with a weighted average interest rate of 4.51%(1)	$150,000	$150,000

Overnight FHLB advances with a interest rate of 2.30%	123,000	35,000

FHLB fixed interest rate advances with a weighted average interest rate of 4.03% due through 2035	350,580	293,550

Total FHLB advances	$623,580	$478,550

(1) Represents putable advances with the FHLB. These advances have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not put back to the Company earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Company at no penalty. During the first quarter of 2007, the Company entered into $100 million of putable advances with a final maturity of 10 years and a fixed rate period of 3 years. Based on market conditions at this time, management does not believe that any of its putable advances are likely to be “put back” to the Company in the short-term by the FHLB.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At March 31, 2008, Republic had available collateral to borrow an additional $327 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $227 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2008	$244,000
2009	107,200
2010	92,370
2011	55,000
2012	20,000
Thereafter	105,010
Total	$623,580

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the FHLB:

	March 31,	December 31,
(in thousands)	2008	2007

First lien, single family residential	$832,000	$854,000
Home equity lines of credit	113,000	114,000
Multi-family, commercial real estate	18,000	29,000

6                 SUBORDINATED NOTE

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., issued $40 million in Trust Preferred Securities (“TPS”). The TPS mature in September, 2035 and are redeemable at the Company’s option after ten years. The TPS pay a fixed interest rate for ten years and adjust with LIBOR thereafter. RBCT used the proceeds from the sale of the TPS to purchase $41.2 million of unsecured fixed/floating rate subordinated debentures. The subordinated debentures mature in whole in September, 2035 and are redeemable at the Company’s option after ten years. The subordinated debentures are currently treated as Tier 1 Capital for regulatory purposes and the related interest expense, currently payable quarterly at the annual rate of 6.015%, is included in the consolidated financial statements.

In 2004, the Company executed an intragroup trust preferred transaction through its subsidiary Republic Invest Co., with the purpose of providing RB&T access to additional capital markets, if needed. On a consolidated basis, this transaction had no impact to the capital levels and ratios of the Company. The subordinated debentures held by RB&T, as a result of this transaction, however, are treated as Tier 2 Capital based on requirements administered by the RB&T’s federal banking agency. The Company could immediately modify the transaction to provide up to $24 million to RB&T in additional capital to assist in maintaining minimum well-capitalized regulatory ratios. These subordinated debentures mature in whole in March, 2034.

7                 OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

As of March 31, 2008, exclusive of Mortgage Banking loan commitments discussed below, Republic had outstanding loan commitments of $476 million, which included unfunded home equity lines of credit totaling $330 million. At December 31, 2007, Republic had outstanding loan commitments of $487 million, which included unfunded home equity lines of credit totaling $326 million. These commitments generally have variable rates.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $40 million and $38 million at March 31, 2008 and December 31, 2007.

At March 31, 2008 and December 31, 2007, Republic had a $12 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Company uses a blanket pledge of eligible real estate loans to secure the letter of credit.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company elected the fair value option for all loans held for sale originated after December 31, 2007. The Company also elected to adopt Staff Accounting Bulletin (“SAB”) 109 “Written Loan Commitments Recorded at Fair Value Through Earnings” which effectively causes Mortgage Banking revenue to be recognized on the date the Company enters into the rate lock commitment with the customer. With the adoption of SAB 109 and SFAS 159, the Company recognized $395,000 in additional Mortgage Banking income related to the Company’s mandatory forward sales contract and rate lock commitments.

Mortgage Banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments. Forward contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. The approximate notional amounts and realized gain/(loss) for Mortgage Banking derivatives recognized in Mortgage Banking income for the period end March 31, 2008 and December 31, 2007 follows:

	March 31,	December 31,
(in thousands)	2008	2007

Forward contracts:
Notional amount	$31,750	$10,700
Loss on change in market value of forward contracts	(154)	(41)

Rate lock loan commitments:
Notional amount	$27,394	$9,635
Gain on change in market value of rate lock commitments	309	24

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

8                 EARNINGS PER SHARE

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2008	2007

Net income	$19,759	$8,306

Weighted average shares outstanding	20,339	20,602
Effect of dilutive securities	276	594
Average shares outstanding including dilutive securities	20,615	21,196

Basic earnings per share:
Class A Common Share	$0.97	$0.40
Class B Common Share	0.96	0.40

Diluted earnings per share:
Class A Common Share	$0.96	$0.39
Class B Common Share	0.95	0.38

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2008	2007

Antidilutive stock options	516,445	370,510

9                 SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, distinguished between Banking operations, Mortgage Banking operations and Tax Refund Solutions (“TRS”). Loans, investments and deposits provide the majority of revenue from banking operations; servicing fees and loan sales provide the majority of revenue from mortgage banking operations; RAL fees, ERC fees and Net RAL securitization income provide the majority of the revenue from TRS. The overall earnings of the TRS segment is highly dependent upon the Company’s loss estimates for RALs retained on balance sheet and securitized (for further discussion of these loss estimates see Footnote 3 “Loans and Allowance for Loan Losses” in this document). All Company segments are domestic.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Income taxes are allocated based on income before income tax expense. Transactions among reportable segments are made at fair value.

See the sections titled “Business Segment Composition,” “Critical Accounting Policies and Estimates” and “Results of Operations” in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 3 “Loans and Allowance for Loans Losses” and Footnote 10 “Securitization” of Part I Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

Segment information for the three months ended March 31, 2008 and 2007 follows:

	Three Months Ended March 31, 2008
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$25,130	$19,023	$102	$44,255
Provision for loan losses	3,046	7,453	—	10,499

Electronic Refund Check fees	—	10,696	—	10,696
Net RAL securitization income	—	12,587	—	12,587
Mortgage banking income	—	—	1,602	1,602
Other revenue	6,121	9	(335)	5,795
Total non interest income	6,121	23,292	1,267	30,680

Total non interest expenses	20,877	12,564	239	33,680

Gross operating profit	7,328	22,298	1,130	30,756
Income tax expense	2,499	8,112	386	10,997
Net income	$4,829	$14,186	$744	$19,759

Segment assets	2,852,709	260,379	10,943	3,124,031

Net interest margin	3.67%	NM	NM	5.52%

	Three Months Ended March 31, 2007
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$21,095	$6,055	$99	$27,249
Provision for loan losses	209	3,471	—	3,680

Electronic Refund Check fees	—	3,429	—	3,429
Net RAL securitization income	—	2,607	—	2,607
Mortgage banking income	—	—	542	542
Other revenue	5,772	8	(224)	5,556
Total non interest income	5,772	6,044	318	12,134

Total non interest expenses	20,670	2,078	222	22,970

Gross operating profit	5,988	6,550	195	12,733
Income tax expense	2,084	2,275	68	4,427
Net income	$3,904	$4,275	$127	$8,306

Segment assets	2,978,811	30,047	12,979	3,021,837

Net interest margin	2.98%	NM	NM	3.73%

10    SECURITIZATION

In January 2006, the Company established TRS RAL Funding, LLC (“TRS RAL, LLC”), a qualified special purpose entity (“QSPE”) and wholly-owned subsidiary corporation of RB&T. The QSPE securitized and sold a portion of the RAL portfolio to an independent third party during the first quarters of 2008 and 2007. The purpose of the securitization was to provide a funding source for the Company’s RAL portfolio and also reduce the impact of the RAL program to the Company’s regulatory capital.

As part of the securitization, the Company established a two step structure to handle the sale of the assets to third party investors. In the first step, a sale provided for TRS RAL, LLC to purchase the assets from RB&T as Originator and Servicer. In the second step, a sale and administration agreement was entered into by and among TRS RAL, LLC and various other third parties, with TRS RAL, LLC retaining a residual interest in an over-collateralization.

Generally, from mid January to the end of February of each year, RALs which, upon origination, meet certain underwriting criteria related to refund amount and Earned Income Tax Credit amount are classified as loans held for sale and sold into the securitization. All other RALs originated are retained by the Company. There are no RALs held for sale as of any quarter end. The Company retains a related residual value in the securitization, which is classified on the balance sheet as a trading security. The initial residual interest has a weighted average life of approximately one month, and as such, substantially all of its cash flows are received by the end of the first quarter. The disposition of the remaining anticipated cash flows is expected to occur within the remainder of the calendar year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusts the carrying amount of the residual value to its fair value, which is determined based on expected future cash flows and is significantly influenced by the anticipated credit losses of the underlying RALs.

During the first quarters of 2008 and 2007, respectively, the securitization consisted of $1.1 billion and $347 million of loans originated and sold. The Company’s continuing involvement in loans sold into the securitization was limited to only servicing of the loans. Compensation for servicing of the loans securitized was not contingent upon performance of the loans securitized.

The residual value related to the securitization is presented as a trading security on the balance sheet and was $2.1 million and $0 at March 31, 2008 and December 31, 2007. In estimating the Company’s residual interest for securitized RALs, management estimated that 0.66% of RALs securitized by the Company during the first quarter of 2008 were uncollectible compared to 0.76% during the first quarter of 2007. As a result, the Company recorded a net reduction to Net RAL securitization income of $7.2 million for the first quarter of 2008 and $2.6 million for the first quarter of 2007.

See Footnote 3, “Loans and Allowance for Loans Losses” for detailed tables illustrating the effect on the 2008 provision for loan losses of TRS and the 2008 net RAL securitization income of TRS if final losses of RALs retained on balance sheet and RALs securitized by the Company differ from management’s current estimates by as much as 25 basis points higher or lower.

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

Detail of Net RAL securitization income follows:

Three months ended March 31, (in thousands)	2008	2007

Net gain on sale of RALs	$8,371	$1,782
Increase in securitization residual	4,216	825
Net RAL securitization income	$12,587	$2,607

See the sections titled “Business Segment Composition,” “Critical Accounting Policies and Estimates” and “Results of Operations” in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 3 “Loans and Allowance for Loans Losses” and Footnote 9 “Segment Information” of Part I Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the Parent Company of Republic Bank & Trust Company, (“RB&T”), Republic Bank (collectively referred together with RB&T as the “Bank”), Republic Funding Company, Republic Invest Co. Republic Invest Co.. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Part I Item 1 “Financial Statements.”

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

OVERVIEW

Net income for the first quarter of 2008 was $19.8 million, representing an increase of $11.5 million, or 138%, compared to the same period in 2007. Diluted earnings per Class A Common Share increased 146% to $0.96 for the first quarter of 2008 compared to $0.39 for the same period in 2007.

General highlights for the first quarter of 2008 consist of the following:

•                  Republic ended the quarter with total assets of $3.1 billion, representing an increase of $102 million, or 3%, compared to March 31, 2007 and a decline of $41 million compared to December 31, 2007.

•                  Traditional Banking segment net income increased $925,000, or 24%, for the first quarter of 2008 compared to the same period in 2007. The increase was led by increases in net interest income and non interest income of $4.0 million and $349,000, respectively, partially offset by increases in the provision for loan losses and non interest expenses of $2.8 million and $207,000, respectively. Net interest income within the traditional Banking segment benefited from year-over-year growth in the Company’s loan portfolio coupled with declining short-term interest rates.

•                  Tax Refund Solution (“TRS”) business segment net income increased $9.9 million, or 232%, for the first quarter of 2008 compared to the same period in 2007 primarily due to the overall growth in volume coupled with lower estimated RAL losses as a percent of total originations. Total RAL volume (which includes RALs sold into the securitization) increased from $563 million during the first three months of 2007 to $1.8 billion during the first three months of 2008. In addition to the increased RAL volume, Electronic Refund Checks (“ERC”) and Electronic Refund Deposits (“ERD”) volume also increased approximately 313% over the first quarter of 2007. In addition to the new business gained through the Jackson Hewitt contracts previously disclosed, the Company also experienced significant growth through its independent tax-preparer customer base.

•                  Net interest income during the first quarter of 2008 increased 62%, or $17.0 million, over the first quarter of 2007. In addition to the $4.0 million increase in net interest income within the traditional Banking segment, net interest income within the TRS segment increased $13.0 million due to the substantial increase in RAL volume during the season.

•                  The Company sold a portion of its RAL originations into a securitization during the first quarter. During the first three months of 2008, the Company sold $1.1 billion into the securitization compared to $347 million during the same period in 2007.

•                  Non interest income increased $18.5 million, or 153%, for the first quarter of 2008 compared to the same period in 2007. Approximately $17.2 million of this increase was attributable to growth in the Company’s tax business at TRS, while $949,000 and $349,000 of the increase related to the Mortgage Banking segment and traditional Banking segments, respectively.

•                  Within the Mortgage Banking segment, the Company recognized a $395,000 gain related to the adoption of Staff Accounting Bulletin (“SAB”) 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” and Statement of Financial Accounting Standard (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

•                  The Company recognized a net loss on sales, calls and impairment on securities of $219,000 during the first quarter of 2008. Management determined that its Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock investment, with a cost basis of $2 million, was “other-than-temporarily impaired” and recorded an impairment charge of $680,000 during the quarter. This impairment charge was partially offset by a mandatory partial redemption of the Company’s Visa, Inc. Class B Common Stock holdings of $311,000 related to Visa’s initial public offering, as well as $150,000 in realized gains booked related to unamortized discount accretion on a portion of callable U.S. Government agencies that were called during the first quarter of 2008 before their maturity.

•                  The Company recorded a provision for loan losses of $10.5 million for the three months ended March 31, 2008, compared to a provision of $3.7 million for the same period in 2007. Included in the provision for loan losses for 2008 and 2007 was $7.5 million and $3.5 million for net estimated losses associated with RALs retained on-balance sheet. The increase in estimated losses associated with RALs was primarily due the increased volume detailed above.

The Banking segment provision for loan losses was $3.0 million for the quarter ended March 31, 2008 compared to $209,000 for the same period in 2007. The increase in the bank level provision expense was primarily due to an increase in classified and non performing loans. Approximately $1.9 million of the increase was related to one land development loan in Florida.

•                  Non interest expenses increased $10.7 million, or 47%, for the first quarter of 2008 to $33.7 million.

•                  Approximately $10.5 million of the increase was related to TRS and was driven by the significant year over year growth in the program as discussed throughout.

•                  TRS salaries and employee benefits increased $2.1 million consistent with annual merit increases and increased permanent staffing, increased seasonal contract labor staffing, and increased incentive compensation accruals.

•                  TRS occupancy and equipment expense increased $299,000 primarily due to higher leased and rented equipment and rent expenses, as the Company expanded its infrastructure to accommodate the anticipated increase in volume.

•                  TRS marketing and development expense increased $6.1 million due to expenses associated with the Program and Technology Agreements related to the Jackson Hewitt relationship.

•                  TRS telephone and postage expense increased consistent with the overall growth in the program.

•                  TRS office supplies increased consistent with the overall growth in the program and increased printed materials.

•                  Other expenses at TRS increased $1.7 million primarily due to expenses such as routine professional fees, fraud detection and identification verification, and correspondent banking relationships. Included in professional fees is the annual review of the RAL underwriting by a third party consultant and routine annual audits of tax preparation offices nationwide.

•                  Within the Company’s traditional Banking segment, non interest expenses increased only $207,000, for the quarter, representing a change of 1% over the first quarter of 2007.

•                  Other expenses declined $495,000 due primarily to the prior year first quarter pre-tax charge of approximately $550,000 associated with an adverse judgment of a lawsuit.

BUSINESS SEGMENT COMPOSITION

As of March 31, 2008, the Company was divided into three distinct business operating segments: Banking, Tax Refund Solutions and Mortgage Banking. Net income, total assets and net interest margin by segment for the three months ended March 31, 2008 and 2007 are presented below:

	Three Months Ended March 31, 2008
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$4,829	$14,186	$744	$19,759
Segment assets	2,852,709	260,379	10,943	3,124,031
Net interest margin	3.67%	NM	NM	5.52%

	Three Months Ended March 31, 2007
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income (loss)	$3,904	$4,275	$127	$8,306
Segment assets	2,978,811	30,047	12,979	3,021,837
Net interest margin	2.98%	NM	NM	3.73%

(I)  Banking

Currently, Republic has a total of 41 full-service banking centers with 34 located in Kentucky, three in southern Indiana and four in metropolitan Tampa, Florida. RB&T’s primary market areas are located in metropolitan Louisville, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington and Fort Wright. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in New Port Richey, Port Richey, Palm Harbor and Temple Terrace, Florida. The Company has plans to open additional banking centers in Florence, and Independence, Kentucky and one additional banking center in Florida, all in 2008.

Banking related operating revenues are derived primarily from interest earned from the Bank’s loan and investment securities and fee income from loans, deposits and other banking products. The Bank has historically extended credit and provided general banking services through its banking center network to individuals and businesses. The Bank principally markets its banking products and services through the following delivery channels:

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

(II)  Tax Refund Solutions (“TRS”)

RB&T, though its TRS business segment, is one of a limited number of financial institutions which facilitate the payment of federal and state tax refunds through third party tax-preparers located throughout the U.S.. Substantially all of the business generated by TRS occurs in the first quarter of the year. The Company facilitates the payment of these tax refunds through three primary products: RALs, ERCs and ERDs.

ERCs and ERDs are products whereby a tax refund is issued to the taxpayer after RB&T has received the refund from the federal or state government. There is no credit risk or borrowing cost for the Company because ERCs/ERDs are only delivered to the taxpayer upon receipt of the refund directly from the Internal Revenue Service (“IRS”). Fees earned on ERCs/ERDs are reported in non interest income under the line item “Electronic refund check fees.”

RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund, which represents the source of repayment. The Company underwrites the RAL application through an automated credit review process utilizing information contained with the taxpayer’s tax return. If the application is approved, the Company advances the amount of the refund due on the taxpayer’s return up to specified amounts less the loan fee due to the Company and, if requested by the taxpayer, the fees due for preparation of the return to the tax preparer. As part of the RAL application process, each taxpayer signs an agreement directing the IRS to send the taxpayer’s refund directly to the Company. The refund received from the IRS is used by the Company to pay off the RAL. Any amount due the taxpayer above the amount of the RAL is remitted to the taxpayer once the refund is received by the Company. The funds advanced by the Company are generally repaid by the IRS within two weeks. The fees earned on RALs are reported in interest income under the line item “Loans, including fees.”

While the loan application form is completed by the taxpayer in the tax preparer’s office, the credit criteria is set by the Company and the underwriting decision is made by the Company. The Company reviews and evaluates all tax returns to determine the likelihood of IRS payment. If any attribute of the tax return appears to fall outside of predetermined parameters, the Company will not make the loan.

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting funds associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud. At March 31st each year, the Company reserves for its estimated RAL losses based on current year and historical funding patterns and based on information received from the IRS on current year payment processing. The Company applies its loss estimates to both RALs retained on balance sheet and to securitized RALs. The Company applies loss estimates to securitized RALs because the securitization residual is valued based on the future expected cash flows of the securitization, which is significantly influenced by the anticipated credit losses of the underlying RALs. Estimated losses related to securitized RALs are recorded as a reduction to Net RAL securitization income.

As of March 31, 2008, $22.6 million of total RALs retained on balance sheet remained uncollected compared to $8.7 million at March 31, 2007, representing 3.36% and 4.01% of total RALs originated and retained on balance sheet during the respective tax years by the Company. Management estimated that 1.21% of RALs originated and retained on balance sheet by the Company during the current tax season were uncollectible compared to 1.83% at March 31, 2007. As a result, the Company recorded a net provision for loan losses of $7.5 million during the first quarter of 2008 compared to $3.5 million during the first quarter of 2007. The decrease in RAL losses as a percent of total RALs retained on balance sheet from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company.

As of March 31, 2008, $9.4 million of RALs securitized remained uncollected compared to $3.3 million at March 31, 2007, representing 0.86% and 0.95% of total RALs securitized during the respective tax years by the Company. In estimating the Company’s residual interest for securitized RALs, which is classified as a trading security on the Company’s balance sheet, management estimated that 0.66% of RALs securitized by the Company during the first quarter of 2008 were uncollectible compared to 0.76% during the first quarter of 2007. As a result, the Company recorded a net reduction to Net RAL securitization income of $7.2 million for the first quarter of 2008 and $2.6 million for the first quarter of 2007. As with the RALs retained on balance sheet, the decrease in securitized RAL losses as a percent of total loans securitized from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company.

The overall earnings of the TRS segment are highly dependent upon the Company’s loss estimates for RALs retained on balance sheet and securitized. Management believes that based on information currently available, it has provided the appropriate amount of reserves for losses associated with RALs. The possibility remains, however, that payments from the IRS throughout the remainder of the year could differ from what management estimated causing an adjustment to the Company’s previous allowance for loan losses and residual interest trading security.

See Footnote 3, “Loans and Allowance for Loans Losses” for detailed tables illustrating the effect on the 2008 provision for loan losses of TRS and the 2008 net RAL securitization income of TRS if final losses of RALs retained on balance sheet and RALs securitized by the Company differ from management’s current estimates by as much as 25 basis points higher or lower.

For the remaining three quarters of 2008, the results of operations for the TRS segment will consist primarily of fixed overhead expenses and adjustments to the segment’s estimated residual interest and estimated provision for loan losses as actual results become final.

TRS Funding

Generally, from mid January to the end of February of each year, RALs which, upon origination, meet certain underwriting criteria related to refund amount and Earned Income Tax Credit amount are classified as loans held for sale and sold into the securitization. All other RALs originated are retained by the Company. There are no RALs held for sale as of any quarter end. The Company retains a related residual value in the securitization, which is classified on the balance sheet as a trading security. The initial residual interest has a weighted average life of approximately one month, and as such, substantially all of its cash flows are received by the end of the first quarter. The disposition of the remaining anticipated cash flows is expected to occur within the remainder of the calendar year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusts the carrying amount of the residual value to its fair value, which is determined based on expected future cash flows and is significantly influenced by the anticipated credit losses of the underlying RALs.

During the first quarters of 2008 and 2007, respectively, the securitization consisted of a total of $1.1 billion and $347 million of loans originated and sold. The Company’s continuing involvement in loans sold into the securitization was limited to only servicing of the loans. Compensation for servicing of the loans securitized was not contingent upon performance of the loans securitized.

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

In addition to the securitization structure, the Company also utilized brokered deposits to fund RALs retained on balance sheet. During the fourth quarter of 2007, the Company obtained $272 million in brokered deposits to be utilized to fund the RAL program. These brokered deposits had a life of three months with a weighted average rate of 5.09%. Also, during January of 2008, the Company obtained an additional $200 million in brokered deposits to fund additional RAL demand. These brokered deposits had a three month life and a weighted average rate of 4.95%.

See the sections titled “Critical Accounting Policies and Estimates” and “Results of Operations” in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 3 “Loans and Allowance for Loans Losses,” Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Part I Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

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

See additional detail regarding Mortgage Banking under Footnote 9 “Segment Information” of Item 1 “Financial Statements.”

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

Republic believes its critical accounting policies and estimates relate to:

•                  Allowance for loan losses

•                  Mortgage servicing rights

•                  RAL securitization and valuation of residual

•                  Income tax accounting

•                  Goodwill and other intangible assets

•                  Impairment of investment securities

Allowance for Loan Losses – Republic maintains an allowance for probable incurred credit losses inherent in the Company’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the allowance for the loan losses on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis. Management estimates the allowance required using past loan loss experience, the nature and size of the portfolio, borrower capacity, estimated collateral values, economic conditions, regulatory requirements and guidance and various other factors. While management estimates the allowance for loan losses, in part, based on current year and historical losses within each loan category, estimates for losses within the commercial and commercial real estate portfolios are more dependent upon ongoing credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off. Loan losses are charged against the allowance at the point in time management deems a loan uncollectible.

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

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting funds associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud. At March 31st each year, the Company reserves for its estimated RAL losses for the year based on current year and historical funding patterns and based on information received from the IRS on current year payment processing.

As of March 31, 2008, $22.6 million of total RALs retained on balance sheet remained uncollected compared to $8.7 million at March 31, 2007, representing 3.36% and 4.01% of total RALs originated and retained on balance sheet during the respective tax years by the Company. Management estimated that 1.21% of RALs originated and retained on balance sheet by the Company during the current tax season were uncollectible compared to 1.83% at March 31, 2007. As a result, the Company recorded a net provision for loan losses of $7.5 million during the first quarter of 2008 compared to $3.5 million during the first quarter of 2007. The decrease in RAL losses as a percent of total RALs retained on balance sheet from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company.

See the sections titled “Business Segment Composition” and “Results of Operations” in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 3 “Loans and Allowance for Loans Losses,” Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Part I Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

Based on management’s calculation, an allowance of $15.0 million, or 0.64%, of total loans was an adequate estimate of probable incurred losses within the loan portfolio as of March 31, 2008. This estimate resulted in provision for loan losses on the income statement of $10.5 million during the first quarter of 2008. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the allowance for loan losses and the resulting effect on the income statement could be material.

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) represent an estimate of the present value of future cash servicing income, net of estimated costs that Republic expects to receive on loans sold with servicing retained by the Company. MSRs are capitalized as separate assets when loans are sold and servicing is retained. This transaction is posted to net gain on sale of loans, a component of Mortgage Banking income in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Company. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted based on the weighted average remaining life. The amortization is recorded as a reduction to Mortgage Banking income. The MSR asset, net of amortization, recorded at March 31, 2008 was $7 million.

The carrying value of the MSRs asset is reviewed monthly for impairment based on the fair value of the MSRs, using groupings of the underlying loans by interest rates. Any impairment of a grouping would be reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to anticipated prepayments within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs is expected to increase as prepayments on the underlying loans would be anticipated to decline. Management utilized an independent third party on a monthly basis to assist with the fair value estimate of the MSRs.

Based on the estimated fair value at March 31, 2008 and December 31, 2007, management determined no impairment of these assets existed and no valuation allowance was necessary.

RAL Securitization and Valuation of Residual – A securitization is a process by which an entity issues securities to investors, with the securities paying a return based on the cash flows from a pool of loans or other financial assets. The Company utilized a securitization structure to fund, over a four week period, a portion of the RALs originated during the first quarters of 2008 and 2007. The securitization consisted of a total of $1.1 billion and $347 million of loans originated and sold during January and February of 2008 and 2007, respectively. The Company’s continuing involvement in loans sold into the securitization was limited to only servicing of the loans. Compensation for servicing of the loans securitized was not contingent upon performance of the loans securitized.

As part of the securitization, the Company established a two step structure to handle the sale of the assets to third party investors. In the first step, a sale provided for TRS RAL Funding, LLC (“TRS RAL, LLC”), a qualified special purpose entity (“QSPE”) to purchase the assets from RB&T as Originator and Servicer. In the second step, a sale and administration agreement was entered into by and among TRS RAL, LLC and various other third parties with TRS RAL, LLC retaining a residual interest in an over-collateralization. There are no recourse obligations. The residual value related to the securitization, which is presented as a trading security on the balance sheet, was $2.1 million and $0 at March 31, 2008 and December 31, 2007.

In the case where Republic transferred financial assets to the QSPE, a decision was made as to whether that transfer should be considered a sale. The Company concluded that the transaction was indeed a sale as defined in Statement of Financial Accounting Standard (“SFAS”) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.” This conclusion was based on, among other things, legal isolation of assets, the ability of the purchaser to pledge or sell the assets, and the absence of a right or obligation of the Company to repurchase the financial assets. By concluding the transfer was a sale, the Company reduced the negative impact of the RAL program on the Company’s regulatory capital levels.

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

For a portion of each year, the Company retains a related residual value in the securitization and this is classified as a trading asset. The initial residual interest has a weighted average life of approximately one month, and as such, substantially all of its cash flows are received by the end of the first quarter. The disposition of the remaining anticipated cash flows is expected to occur within the remainder of the year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusts the carrying amount of the residual value to its fair value, which is determined based on its expected future cash flows and is significantly influenced by the anticipated credit losses of the underlying RALs.

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

As of March 31, 2008, $9.4 million of RALs securitized remained uncollected compared to $3.3 million at March 31, 2007, representing 0.86% and 0.95% of total RALs securitized during the respective tax years by the Company. In estimating the Company’s residual interest for securitized RALs, which is classified as a trading security on the Company’s balance sheet, management estimated that 0.66% of RALs securitized by the Company during the first quarter of 2008 were uncollectible compared to 0.76% during the first quarter of 2007. As a result, the Company recorded a net reduction to Net RAL securitization income of $7.2 million for the first quarter of 2008 and $2.6 million for the first quarter of 2007. As with the RALs retained on balance sheet, the decrease in securitized RAL losses as a percent of total loans securitized from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company.

See the sections titled “Business Segment Composition” and “Results of Operations” in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 3 “Loans and Allowance for Loan Losses,” Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Part I Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

Income Tax Accounting – Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at March 31, 2008.

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

At a minimum, management is required to assess goodwill and other intangible assets annually for impairment. This assessment involves estimating cash flows for future periods, preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the future cash flows were materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value. Based on its assessment, the Company believes its goodwill of $10.2 million and other identifiable intangibles of $389,000 were not impaired and are properly recorded in the consolidated financial statements as of March 31, 2008.

Impairment of Investment Securities – All unrealized losses are reviewed to determine whether the losses are other-than- temporary. Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, management evaluates a number of factors including, but not limited to:

•	How much fair value has declined below amortized cost;
•	How long the decline in fair value has existed;
•	The financial condition of the issuer;
Rating agency changes on the issuer; and
•	Management’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

During the first quarter of 2008, management carefully evaluated its FHLMC preferred stock to determine whether the decline in fair value below the amortized cost value of these securities was other-than-temporary. Management concluded the security was impaired and recorded a $680,000 pre-tax write-down of the security through income.

The Company currently has $33 million of corporate mortgage backed securities and other corporate mortgage related securities whose fair value is substantially below original cost.   Unrealized losses on corporate mortgage backed securities and other corporate mortgage related securities have not been recognized into income because the issuer(s) bonds are of high credit quality (rated A+ or Aa1 or higher) and management has the intent and ability to hold for the foreseeable future.  One of these securities with an amortized cost of approximately $10 million was downgraded from an AA rating to an A+ rating by Fitch subsequent to March 31, 2008. Management has evaluated the performance of the loans underlying all of the securities and currently believes that all of the securities will continue to pay interest and principal in accordance with their terms.  As such, management currently expects the fair value of the corporate mortgage backed securities and other corporate mortgage related securities to recover as the securities approach maturity. Management performs an analysis of these securities at least quarterly, and based on changing market conditions, an other-than-temporary loss could be recognized in the future.

RESULTS OF OPERATIONS

Tax Refund Solutions (“TRS”)

The total volume of tax return refunds processed during the first quarter of the 2008 tax season increased $3.6 billion, or 271%, over the first quarter of the 2007 tax season primarily resulting from successful sales efforts to independent tax preparers and the previously disclosed Jackson Hewitt contracts signed in the latter half of 2007. The Company originated $1.8 billion in RALs during the first three months of 2008 compared to $563 million for the same period in 2007. Total ERC/ERD volume was $3.2 billion during the first three months of 2008 compared to $779 million for the same period in 2007.

For the past three years, the Company implemented a RAL securitization to provide an alternative liquidity vehicle to supplement brokered deposits. In addition to providing an additional funding source, the purpose of the securitization was to reduce the impact to regulatory capital of the RAL portfolio, helping ensure the Company was able to maintain well-capitalized status. Approximately $1.1 billion and $347 million in RALs were sold through the securitization during the first quarters of 2008 and 2007. RB&T used brokered deposits and overnight borrowing lines to fund the RALs that were retained on-balance sheet.

For the first quarter of 2008, TRS earned $18.0 million in net RAL fee income, compared to $5.3 million for the same period in 2007. TRS also earned $10.7 million in net ERC/ ERD revenue during the first quarters of 2008 compared to $3.4 million for the same period in 2007. Net RAL securitization income increased $10.0 million, or 383%, to $12.6 million for the first quarter of 2008 compared to $2.6 million for the same period in 2007. All of these increases were attributed to an increase in volume.

While total tax refund volume for the first quarter of 2008 increased 271% over the first quarter of 2007, overall segment net income increased $9.9 million, or 232%, compared to the same period due to the increase in volume discussed above, as well as lower estimated losses, lower confirmed fraud losses and a decline in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts offset by the increase in non interest expenses.

Substantially all RALs issued by the Company each year are made during the first quarter.  Losses associated with RALs result from the IRS not remitting funds associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud. At March 31st each year, the Company reserves for its estimated RAL losses based on current year and historical funding patterns and based on information received from the IRS on current year payment processing. The Company applies its loss estimates to both RALs retained on balance sheet and to securitized RALs. The Company applies loss estimates to securitized RALs because the securitization residual is valued based on the future expected cash flows of the securitization, which is significantly influenced by the anticipated credit losses of the underlying RALs. Estimated losses related to securitized RALs are recorded as a reduction to Net RAL securitization income.

As of March 31, 2008, $22.6 million of total RALs retained on balance sheet remained uncollected compared to $8.7 million at March 31, 2007, representing 3.36% and 4.01% of total RALs originated and retained on balance sheet during the respective tax years by the Company. Management estimated that 1.21% of RALs originated and retained on balance sheet by the Company during the current tax season were uncollectible compared to 1.83% at March 31, 2007. As a result, the

Company recorded a net provision for loan losses of $7.5 million during the first quarter of 2008 compared to $3.5 million during the first quarter of 2007. The decrease in RAL losses as a percent of total RALs retained on balance sheet from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company.

As of March 31, 2008, $9.4 million of RALs securitized remained uncollected compared to $3.3 million at March 31, 2007, representing 0.86% and 0.95% of total RALs securitized during the respective tax years by the Company. In estimating the Company’s residual interest for securitized RALs, which is classified as a trading security on the Company’s balance sheet, management estimated that 0.66% of RALs securitized by the Company during the first quarter of 2008 were uncollectible compared to 0.76% during the first quarter of 2007. As a result, the Company recorded a net reduction to Net RAL securitization income of $7.2 million for the first quarter of 2008 and $2.6 million for the first quarter of 2007. As with the RALs retained on balance sheet, the decrease in securitized RAL losses as a percent of total loans securitized from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company.

The overall earnings of the TRS segment are highly dependent upon the Company’s loss estimates for RALs retained on balance sheet and securitized. Management believes that based on information currently available, it has provided the appropriate amount of reserves for losses associated with RALs. The possibility remains, however, that payments from the IRS throughout the remainder of the year could differ from what management estimated causing an adjustment to the Company’s previous allowance for loan losses and residual interest trading security.

See Footnote 3, “Loans and Allowance for Loans Losses” for detailed tables illustrating the effect on the 2008 provision for loan losses of TRS and the 2008 net RAL securitization income of TRS if final losses of RALs retained on balance sheet and RALs securitized by the Company differ from management’s current estimates by as much as 25 basis points higher or lower.

For the remaining three quarters of 2008, the results of operations for the TRS segment will consist primarily of fixed overhead expenses and adjustments to the segment’s estimated residual interest and estimated provision for loan losses as actual results become final.

Detail of Net RAL securitization income follows:

Three Months Ended March 31, (in thousands)	2008	2007

Net gain on sale of RALs	$8,371	$1,782
Increase in securitization residual	4,216	825
Net RAL securitization income	$12,587	$2,607

See the sections titled “Business Segment Composition,” and “Critical Accounting Policies and Estimates” in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 3 “Loans and Allowance for Loan Losses,” Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Part I Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

Net Interest Income

The largest source of Republic’s revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Net interest income during the first quarter of 2008 increased 62%, or $17.0 million, over the first quarter of 2007. While growth in RAL volume was a significant factor in the Company’s overall increase in net interest income, the traditional Banking segment benefited from an increase of $4.0 million, or 19%. In addition to year-over-year growth in the Company’s traditional loan portfolio, the Banking segment also continued to benefit from declining short-term interest rates in combination with an overall “steepening” of the yield curve.

The Company’s net interest spread increased 181 basis points to 4.90% for first quarter of 2008 compared to the same period in 2007. The Company’s net interest margin increased 179 basis points to 5.52% for the same period. The increase was tied to the increase RAL volume, as well as recent decreases in the Federal Funds Target rate.  From September 2007 through the end of the year, the Federal Open Markets Committee (“FOMC”) of the Federal Reserve Bank (“FRB”) lowered the Federal Funds Target rate by 100 basis points. During the first quarter of 2008, the FOMC dropped rates another 200 basis points, ending the quarter at 2.25%. The Federal Funds Target rate is an index, which many of the Company’s short-term deposit rates track. Because the Company’s interest bearing liabilities continue to be more sensitive to interest rate movements than its assets, the decreases in the Federal Funds Target rate have significantly benefited the Company’s net interest income and net interest margin during the fourth quarter of 2007 and first quarter of 2008.

Management believes that any further rate reductions of the Federal Funds Target rate by the FOMC would continue to benefit the Company’s net interest income and net interest margin in the short-term. However, the general lack of liquidity in the wholesale markets has caused a large part of the Company’s incremental funding costs to increase – a trend that may begin to offset some of the positive impact to our net interest margin we have received from declining short-term rates. Management is unable to precisely determine the ultimate impact to the Company’s net interest spread and margin in the future resulting from FOMC rate cuts because of factors such as consumer demand for the Company’s products and overall need for liquidity, among many others.

For additional information on the past effect of rising short-term interest rates on Republic’s net interest income, see section titled “Volume/Rate Variance Analysis” in this section of the document. For additional information on the potential future effect of rising short-term interest rates on Republic’s net interest income, see section titled “Interest Rate Sensitivity” in this section of the document. For additional discussion regarding the securitization, see the section titled “Tax Refund Solutions” in this section of the document and Footnote 10 “Securitization” of Item 1 “Financial Statements.”

Table 1 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three month periods ended March 31, 2008 and 2007. Table 2 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 1 – Average Balance Sheets and Interest Rates for the Three Months Ended March 31, 2008 and 2007

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Taxable investment securities(1)	$622,687	$9,049	5.81%	$577,733	$7,691	5.32%
Tax exempt investment securities(4)	1,783	24	8.28	1,783	26	7.87
Federal funds sold and other	119,573	907	3.03	10,266	87	3.39
Loans and fees(2)(3)	2,463,090	57,407	9.32	2,333,647	44,622	7.65
Total earning assets	3,207,133	67,387	8.40	2,923,429	52,426	7.17

Less: Allowance for loan losses	16,059			12,626

Non-earning assets:
Cash and cash equivalents	132,229			64,122
Premises and equipment, net	39,885			35,554
Other assets(1)	29,998			40,426
Total assets	$3,393,186			$3,050,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$225,940	$294	0.52%	$222,900	$365	0.66%
Money market accounts	621,600	4,116	2.65	524,968	5,432	4.14
Time deposits	438,722	4,811	4.39	493,686	5,264	4.27
Brokered deposits	394,218	5,080	5.15	145,486	1,790	4.92
Total deposits	1,680,480	14,301	3.40	1,387,040	12,851	3.71

Repurchase agreements and other short-term borrowings	405,214	2,767	2.73	432,698	4,910	4.54
Federal Home Loan Bank advances	519,637	5,437	4.19	607,375	6,796	4.48
Subordinated note	41,240	627	6.08	41,240	620	6.01
Total interest-bearing liabilities	2,646,571	23,132	3.50	2,468,353	25,177	4.08

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	435,867			307,179
Other liabilities	56,012			36,191
Stockholders’ equity	254,736			239,182
Total liabilities and stockholders’ equity	$3,393,186			$3,050,905

Net interest income		$44,255			$27,249

Net interest spread			4.90%			3.09%

Net interest margin			5.52%			3.73%

(1)            For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” is included as a component of other assets.

(2)            The amount of loan fee income included in total interest income was $19.0 million and $6.3 million for the three months ended March 31, 2008 and 2007.

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

Table 2 – Volume/Rate Variance Analysis

	Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
		Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable securities	$1,358	$624	$734
Tax exempt securities	(2)	—	(2)
Federal funds sold and other	820	830	(10)
Loans and fees	12,785	12,176	609

Net change in interest income	14,961	13,630	1,331

Interest expense:

Transaction accounts	(71)	5	(76)
Money market accounts	(1,316)	878	(2,194)
Time deposits	(453)	(599)	146
Brokered deposits	3,290	3,201	89
Repurchase agreements and other short-term borrowings	(2,143)	(295)	(1,848)
Federal Home Loan Bank advances	(1,359)	(938)	(421)
Subordinated note	7	—	7

Net change in interest expense	(2,045)	2,252	(4,297)

Net change in net interest income	$17,006	$11,378	$5,628

Non interest Income

Non interest income increased $18.5 million, or 153%, for the first quarter of 2008 compared to the same period in 2007. Approximately $17.2 million of this increase was attributable to growth in the Company’s tax business at TRS, while $949,000 and $349,000 of the increase related to the Mortgage Banking segment and traditional Banking segment, respectively.

Service charges on deposit accounts increased $393,000, or 10%, during the first quarter of 2008 compared to the same period in 2007. The increase was primarily due to growth in the Company’s checking account base in conjunction with growth in the Bank’s “Overdraft Honor” program, which permits selected customers to overdraft their accounts up to a predetermined dollar amount (up to a maximum of $1,000) for the Bank’s customary overdraft fee. Included in service charges on deposits are net per item overdraft fees of $3.2 million and $3.0 million for the first quarter of 2008 and 2007, respectively.

Electronic refund check fees and net RAL securitization fees increased $7.3 million and $10.0 million, respectively, for the first quarter of 2008 compared to the same period in 2007 in connection with the growth in the Company’s tax business at TRS.  The increase in both line items was attributable to the overall increase in volume at TRS during the season. In addition, net RAL securitization income also benefited from a lower estimated loss rate on underlying securitized RALs.

Detail of Net RAL securitization income follows:

Three months ended March 31, (in thousands)	2008	2007

Net gain on sale of RALs	$8,371	$1,782
Increase in securitization residual	4,216	825
Net RAL securitization income	$12,587	$2,607

See the sections titled “Business Segment Composition,” “Critical Accounting Policies and Estimates” and “Results of Operations” in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 3 “Loans and Allowance for Loans Losses,” Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Part I Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

Mortgage Banking income increased $1.1 million, or 196%, during the first quarter of 2008 compared to 2007. The increase was due primarily to a $1.3 million increase in net gain on sale of loans. Consistent with the decline in long-term rates during the first quarter of 2008, the Company experienced a $24 million increase in 15- and 30-year fixed rate loans that were sold into the secondary market. In addition, the Company recognized a $395,000 gain related to the adoption of SAB 109 “Written Loan Commitments Recorded at Fair Value Through Earnings” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

The Company recognized a net loss on sales, calls and impairment of securities of $219,000 during the first quarter of 2008. Management determined that its Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock investment, with an aggregate carrying value of $2 million, was “other-than-temporarily impaired” and recorded an impairment charge of $680,000 during the first quarter of 2008. While the Company’s intent is to hold the FHLMC preferred stock indefinitely for interest rate risk protection, accounting rules required the Company to write the security down to its market value through the income statement because it has no final maturity and management cannot estimate if and when it will recover in market value. This impairment charge was partially offset by a mandatory partial redemption of the Company’s Visa, Inc. Class B Common Stock holdings of $311,000 related to Visa’s initial public offering, as well as $150,000 in realized gains booked related to unamortized discount accretion on a portion of callable U.S. Government agencies that were called during the first quarter of 2008 before their maturity.

See additional discussion under the sections titled “Critical Accounting Policies and Estimates” and “Investment Securities,” in this section of the document as well as Footnote 2 “Securities” of Item 1 “Financial Statements.”

Non interest Expenses

Non interest expenses increased $10.7 million, or 47%, for the first quarter of 2008 to $33.7 million. Approximately $10.5 million of the increase was related to TRS and was driven by the significant year over year growth in the program. Within the Company’s traditional Banking segment, non interest expenses increased only $207,000, for the quarter, representing a change of 1% over the first quarter of 2007.

•                  With respect to the increase in non interest expense at TRS:

•                  TRS salaries and employee benefits increased $2.1 million consistent with annual merit increases and increased permanent staffing, increased seasonal contract labor staffing, and increased incentive compensation accruals.

•                  TRS occupancy and equipment expense increased $299,000 primarily due to higher leased and rented equipment and rent expenses, as the Company expanded its infrastructure to accommodate the anticipated increase in volume.

•                  TRS marketing and development expense increased $6.1 million due to expenses associated with the Program and Technology Agreements related to the Jackson Hewitt relationship.

•                  TRS telephone and postage expense increased consistent with the overall growth in the program.

•                  TRS office supplies increased consistent with the overall growth in the program and increased printed materials.

•                  Other expenses at TRS increased $1.7 million primarily due to expenses such as routine professional fees, fraud detection and identification verification, and correspondent banking relationships. Included in professional fees is the annual review of the RAL underwriting by a third party consultant and routine annual audits of tax preparation offices nationwide.

•                  Within respect to the change in non interest expense associated with the Company’s traditional Banking segment:

•                  Other expenses declined $495,000 due primarily to the prior year first quarter pre-tax charge of approximately $550,000 associated with an adverse judgment of a lawsuit.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2008 AND DECEMBER 31, 2007

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

During the first quarter of 2008, Republic purchased $1.1 billion in securities and had maturities and calls of $1.1 billion. All of the securities purchased were agency discount notes, which the Company utilized primarily for collateral purposes. The weighted average yield on these discount notes was 3.18% with an average term of two days. Substantially all of the cash received from the maturities and calls of the investment securities during the quarter that was not reinvested into discount notes was utilized to pay down advances from the Federal Home Loan Bank.

Nationally, residential real estate values have declined. These declines in value, coupled with the reduced ability of homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as corporate mortgage backed or other corporate mortgage-related securities. The Company owns $33 million in corporate mortgage backed and other corporate mortgage-related securities. These securities are not guaranteed by government agencies. Approximately $23 million of these securities are backed by “Alternative A” first lien mortgage loans. The remaining $10 million represents an asset backed security with an insurance “wrap” or guarantee. The asset backed security was downgraded from an AA rating to an A+ rating by Fitch subsequent to March 31, 2008. Due to current market conditions, all of these assets are extremely illiquid, and as such, the market value is unable to be reasonably estimated due to the volatility in the mortgage industry. The average life of these securities is currently estimated to be approximately five years. At this time, management intends to hold these securities until maturity and does not believe the Company will incur any loss of principal. Further deterioration in the real estate markets and/or deterioration in the financial condition of the insurance company providing the “wrap” could produce a loss of principal in the future.

Ratings detail for corporate mortgage backed and other corporate mortgage-related securities follows:

	Carrying	Rating Agencies
(in thousands)	Amount	S&P	Fitch	Moodys

Security 1	$12,220	AAA	––	Aa1(1)
Security 2	2,439	AAA	––	Aaa(2)
Security 3	5,624	AAA	AAA	––
Security 4	2,638	AAA	AAA	––
Security 4	10,013	AA	A+	––
Total	$32,934

(1)	–	Rating is currently under review by Moodys.
(2)	–	Rating is currently under review by S&P and Moodys.

All unrealized losses are reviewed to determine whether the losses are other-than-temporary. Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, management evaluates a number of factors including, but not limited to:

•       How much fair value has declined below amortized cost;

•       How long the decline in fair value has existed;

•       The financial condition of the issuer;

•       Rating agency changes on the issuer; and

•       Management’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Unrealized losses on corporate mortgage backed securities and other corporate mortgage related securities have not been recognized into income because the issuer(s) bonds are of high credit quality (rated A+ or Aa1 or higher) and management has the intent and ability to hold for the foreseeable future. As such, the fair value of the corporate mortgage backed securities and other corporate mortgage related securities is expected to recover as the securities approach maturity.

Republic owns approximately 40,000 shares of Freddie Mac (“FHLMC”) adjustable rate investment grade preferred stock with a variable coupon rate of 4.00% and tax equivalent investment yield of 5.51%. Management recognized a $680,000 thousand other-than-temporary loss in the first quarter of 2008 on the FHLMC stock. In accordance with SFAS 115, when a decline in fair value below cost is deemed other than temporary, the unrealized loss must be recognized as a charge to earnings. As current market conditions make it difficult to precisely forecast a time period for the security to fully recover, an impairment charge was recorded.

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, decreased by $39 million during the first quarter of 2008 to $2.3 billion at March 31, 2008. While commercial real estate loans and consumer loans increased $60 million and $9 million during the first quarter of 2008, the Company experienced a decline of $87 million and $21 million in the residential real estate and real estate construction loan portfolios, respectively.

The increase in commercial real estate from December 31, 2008 to March 31, 2008 primarily related to concentrating marketing efforts. At quarter end, commercial real estate loans comprised 30% of the total gross loan portfolio and were concentrated primarily within the Bank’s existing markets. These loans are principally secured by multi-family investment properties, single family developments, medical facilities, small business owner occupied offices, retail properties and hotels. These loans typically have interest rates that are initially fixed for one to ten years with the remainder of the loan term subject to repricing based on various market indices. In order to reduce the negative effect of refinance activity within the portfolio during a declining interest rate environment, the Company requires an early termination penalty on substantially all commercial real estate loans for a portion of the fixed term period. The Bank’s underwriting standards typically include personal guarantees on most commercial real estate loans. Overall, commercial real estate loans increased $60 million, or 9%, from December 31, 2007.

Similar to commercial real estate loans, residential real estate loans that are not sold into the secondary market typically have fixed interest rate periods of one to ten years with the remainder of the loan term subject to repricing based on various market indices. These loans also typically carry early termination penalties during a portion of their fixed rate periods in order to lessen the overall negative effect to the Company of refinancing in a declining interest rate environment. To increase its competitiveness within its markets, Republic offered closing costs at $599 since late 2007. Overall, residential real estate loans decreased $87 million, or 7%, from December 31, 2007. Consistent with the steepening of the yield curve during the first quarter of 2008, the Company maintained a higher spread on its adjustable rate product offerings effectively driving consumer demand to 15 and 30-year fixed secondary market loan products.

Within the real estate loan construction category, the Company exited a relationship during the quarter in which it originated construction loans on a national basis through a building material supplier. In addition to being secured by the underlying collateral, these loans contained a guarantee from a related party of the building material supplier. Management chose to exit this relationship due to the economic uncertainty in the national residential real estate market. Exiting this relationship resulted in a reduction of approximately $23 million with the real estate loan  construction category.

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses as a percent of total loans increased to 0.64% at March 31, 2008 compared to 0.53% at December 31, 2007. In general, the increase in the allowance for loan losses as a percentage of total loans was primarily attributable to additional reserves recorded based on the increase in past due, non-performing and classified loans. Management believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2008.

The Company recorded a provision for loan losses of $10.5 million for the three months ended March 31, 2008, compared to a provision of $3.7 million for the same period in 2007. Included in the provision for loan losses for 2008 and 2007 was $7.5 million and $3.5 million for net estimated losses associated with RALs retained on-balance sheet. The increase in estimated losses associated with RALs was primarily due the increased volume detailed above offset by lower confirmed fraud and a decline in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts. The Banking segment provision for loan losses was $3.0 million for the quarter ended March 31, 2008 compared to $209,000 or the same period in 2007. The increase in the bank level provision expense was primarily due to an increase in classified and non performing loans. Approximately $1.9 million of the increase was related to one land development loan in Florida.

See the sections titled “Business Segment Composition,” “Critical Accounting Policies and Estimates” and “Results of Operations” in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 3 “Loans and Allowance for Loans Losses,” Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Part I Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 3 – Summary of Loan Loss Experience

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007
Allowance for loan losses at beginning of period	$12,735	$11,218
Charge offs:
Real estate:
Residential	(546)	(62)
Commercial	––	––
Construction	––	(1)
Commercial	––	(18)
Consumer	(450)	(157)
Home equity	(64)	(28)
Tax Refund Solutions	(7,873)	(3,831)
Total	(8,933)	(4,097)
Recoveries:
Real estate:
Residential	42	131
Commercial	18	11
Construction	––	1
Commercial	3	52
Consumer	119	123
Home equity	4	8
Tax Refund Solutions	538	360
Total	724	686
Net loan charge offs	(8,209)	(3,411)
Provision for loan losses	10,499	3,680
Allowance for loan losses at end of period	$15,025	$11,487

Ratios:
Allowance for loan losses to total loans	0.64%	0.50%
Allowance for loan losses to non performing loans	83	168
Annualized net loan charge offs to average loans outstanding - Total Company	1.32	0.58
Annualized net loan charge offs to average loans outstanding - Traditional Banking Segment	0.14	0.12

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

Total non performing loans to total loans increased to 0.77% at March 31, 2008, from 0.40% at December 31, 2007, as the total balance of non performing loans increased by $8.5 million for the same period. Approximately $7.2 million of the increase relates to one large land development loan in Florida. The Company recorded a $1.9 million provision for loan loss directly related to the $7.2 million Florida non performing loan.

The remainder of the increase within the non performing loan category was substantially concentrated within the residential real estate and construction categories. Republic is generally well secured on these real estate loans and management does not anticipate a substantial increase in losses resulting from the current rise in the level of these non-performing loans at this time.

Table 4 – Non Performing Loans and Non Performing Assets

(dollars in thousands)	March 31, 2008	December 31, 2007

Loans on non-accrual status(1)	$16,791	$8,303
Loans past due 90 days or more and still on accrual	1,340	1,318
Total non-performing loans	18,131	9,621
Other real estate owned	950	795
Total non-performing assets	$19,081	$10,416
Non-performing loans to total loans	0.77%	0.40%
Non-performing assets to total loans	0.81	0.43

(1)            Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Republic defines impaired loans to be those commercial loans that management has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $14 million at March 31, 2008 compared to $7 million at December 31, 2007. The increase in impaired loans primarily related to one land development loan in Florida that was placed on non accrual during the first quarter of 2008.

Deposits

Total deposits decreased $163 million from December 31, 2007 to March 31, 2008 to $1.8 billion. Interest-bearing deposits decreased $208 million, or 12%, while non interest-bearing deposits increased $45 million, or 16%, from December 31, 2007 to March 31, 2008. The decrease in interest-bearing accounts occurred primarily in the money market and brokered deposit categories. The increase in non interest bearing was primarily related to short-term funds associated with Tax Refund Solutions.

Approximately $66 million of the $68 million total decrease in money market accounts was attributable to the expected withdrawal of funds from one commercial relationship, which invested their funds in investment alternatives with longer maturities resulting in a higher yield to the client.

Brokered deposits decreased $138 million during the first quarter of 2008 to $234 million. During the fourth quarter of 2007, the Company acquired approximately $272 million in brokered deposits to be utilized in the first quarter of 2008 to fund RALs. These deposits had a weighted average cost of 5.09% with an average maturity of 92 days. Management replaced these brokered deposits as they matured during the first quarter of 2008 with FHLB advances.

The Company called $56 million of brokered CDs with a weighted average interest rate of 5.40% during the first quarter of 2007. Management replaced these brokered deposits with advances from the FHLB.

In addition to the brokered deposits obtained during the fourth quarter of 2007, the Company also obtained $200 million in brokered deposits during January of 2008 to fund the RAL program. These brokered deposits, which are scheduled to mature three months from origination, had a weighted average rate of 4.95%. Management currently intends to replace these brokered deposits with advances from the FHLB.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings declined $69 million during 2008. The majority of the repurchase accounts are large treasury management transaction relationships, which require security collateral on their accounts. The substantial majority of these accounts are indexed to immediately repricing indices such as the Federal Funds target rate. Based on the transactional nature of the Company’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

Federal Home Loan Bank Advances

FHLB advances increased $145 million during the first quarter of the year to $624 million at March 31, 2008. The increase occurred as the Company replaced maturing brokered deposits with FHLB advances during the first quarter of 2008.

Approximately $150 million of the FHLB advances at March 31, 2008 and December 31, 2007 were putable advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years. To moderate the continued contraction on its margin, during March of 2007 the Company refinanced $100 million in overnight borrowings from the FHLB with an approximate cost of 5.25% into a 10-year fixed rate advance with a 3-year put option at an average cost of 4.39%. At the end of the three year period, the FHLB has the right to require the Company to pay off the advances. The weighted average coupon on all of the Company’s putable advances at March 31, 2008 was 4.51%. Based on market conditions at this time, management does not believe that any of its putable advances are likely to be put back to the Company in the short-term by the FHLB.

Liquidity

In addition to the new business gained through the Jackson Hewitt relationship, the Company also experienced significant growth through its independent tax-preparer customer base during the first quarter of 2008. The Company’s 2008 RAL program required significantly more liquidity than in prior tax seasons. Management utilized a securitization structure once again in 2008 to fund a significant portion of the RAL portfolio. Brokered deposits were utilized to fund all RALs not funded through the securitization structure. In March of 2008, the Company replaced approximately $328 million in matured brokered CDs with FHLB advances.

The Company is significantly leveraged and had a loan to deposit ratio of 131% at March 31, 2008 and 122% at December 31, 2007. Traditionally, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At March 31, 2008 and December 31, 2007, Republic had available collateral to borrow an additional $327 million and $545 million, respectively from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $227 million available through various other financial institutions as of March 31, 2008. If the Company were to lose a significant funding source, such as a few major depositors, or any of its lines of credit were canceled, or if the Company cannot obtain brokered CDs, the Company would be forced to offer above market deposit interest rates to raise funding.

Republic maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell certain securities, which is limited due to the level of securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At March 31, 2008 and December 31, 2007, these securities had a fair market value of $458 million and $520 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed.

At March 31, 2008, the Company had approximately $154 million in Premier First money market accounts, which is the Bank’s primary product offering for medium to large business customers. These accounts do not require collateral by the Company and as such, cash from these accounts can be utilized to fund the loan portfolio. The 25 largest Premier first relationships represent approximately $127 million of the total balance. If any of these balances are moved from the Bank, the Company would likely utilize overnight borrowings in the short-term to replace the balances. One relationship elected to move $66 million in balances away from the Bank during the first quarter of 2008, as more favorable investment alternatives become available to the client. On a longer-term basis, the Company would most likely utilize brokered deposits to replace the balances. Based on past experience with brokered deposits, management believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the deposits they replace, potentially decreasing the Company’s earnings.

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

The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Federal and state regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At March 31, 2008, RB&T could, without prior approval, declare dividends of approximately $53 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

Capital

Total stockholders’ equity increased from $249 million at December 31, 2007 to $261 million at March 31, 2008. The increase in stockholders’ equity was primarily attributable to net income earned during 2008 reduced by cash dividends declared.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the Federal Reserve and FDIC. Republic’s average capital to average assets ratio was 7.51% at March 31, 2008 compared to 7.86% at December 31, 2007. Formal measurements of the capital ratios for Republic and the Bank are performed by management at each quarter end.

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

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., was formed and issued $40 million in Trust Preferred Securities (“TPS”). The TPS pay a fixed interest rate for ten years and adjust with LIBOR thereafter. The TPS mature on September 30, 2035 and are redeemable at the Company’s option after ten years. The subordinated debentures are treated as Tier I Capital for regulatory purposes. The sole asset of RBCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the TPS. The subordinated debentures and the related interest expense, which are payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements. The proceeds obtained from the TPS offering have been and will continue to be utilized to fund loan growth, support an existing stock repurchase program and for other general business purposes including stock repurchases and the acquisition of GulfStream in October of 2006.

The following table sets forth the Company’s risk based capital amounts and ratios as of March 31, 2008 and December 31, 2007.

Table 5 – Capital Ratios

	As of March 31, 2008		As of December 31, 2007
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$308,203	14.73%	$290,155	13.90%
Republic Bank & Trust Co.	290,223	14.24	272,747	13.41
Republic Bank	13,220	25.77	13,296	23.70

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$293,178	14.01	$277,420	13.29
Republic Bank & Trust Co.	252,665	12.40	237,018	11.66
Republic Bank	12,579	24.52	12,840	22.89

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$293,178	8.67	$277,420	8.75
Republic Bank & Trust Co.	252,665	7.61	237,018	7.66
Republic Bank	12,579	16.46	12,840	16.59

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

Republic utilized an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are evaluated with the model. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve. These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model.

These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve. As with the Company’s previous simulation models, the March 31, 2008 simulation analysis continues to indicate that an increase in interest rates would generally have a negative effect on net interest income and a decrease in interest rates would generally have a positive impact on net interest income. As the Company has continued to implement strategies to mitigate the negative impact of rising interest rates, these strategies have lessened the positive impact from lowering interest rates.

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

Item 1A.      Risk Factors.

Information regarding risk factors appears in the Company’s Form 10-K for the year ending December 31, 2007, under the heading titled “Cautionary Statement Regarding Forward-Looking Statements” and in the Form 10-K Part I, Item 1A “Risk Factors.” There has been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2008 are included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

January 1– January 31	3,037	$17.77	––
Feb. 1– Feb. 29	9,113	17.78	––
March 1 – March 31	61,672	17.81	––
Total	73,822	$17.78	––	103,053

During the first quarter of 2008, the Company did not repurchase any shares, however there were 73,822 shares exchanged for stock option exercises. During the second quarter of 2007, the Company’s Board of Directors approved the repurchase of an additional 300,000 shares from time to time, if market conditions are deemed favorable to the Company. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2007, the Company had 103,053 shares which could be repurchased under the current stock repurchase programs.

During the first quarter of 2008, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 4.        Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders of Republic Bancorp, Inc. was held on April 23, 2008. The following items were considered:

Election of the following nominees to the Company’s Board of Directors for the ensuing year:

Nominee	Votes For	Votes Withheld

Bernard M. Trager	36,456,722	921,697

Steven E. Trager	36,443,579	934,840

A. Scott Trager	36,419,722	958,697

R. Wayne Stratton	37,315,495	62,924

Michael T. Rust	37,034,427	343,992

Sandra Metts Snowden	37,294,664	83,755

Susan Stout Tamme	37,011,828	366,591

Craig A. Greenberg	36,154,621	1,223,798

Ratification of the appointment of Crowe Chizek and Company LLC as the independent registered public accountants for the ensuing year:

For:	37,356,832
Against:	14,278
Abstain:	7,310

Item 6.        Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation (as adopted November 18, 2004 and then amended and restated on March 16, 2005 and again on March 19, 2008)

10.2	Officer Compensation Continuation Agreement with Steven E. Trager

10.3	Officer Compensation Continuation Agreement with A. Scott. Trager

10.4	Officer Compensation Continuation Agreement with Kevin Sipes

10.5	Signed Severance Agreement with David Vest effective May 16, 2008

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

May 12, 2008	By:	Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

May 12, 2008	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer