Form 10-Q/A
period 2008-03-31
REPUBLIC BANCORP INC /KY/
filed 2008-07-14
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Republic Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q/A for its quarterly period ended March 31, 2008, originally filed with the U.S. Securities and Exchange Commission, (“SEC”), on May 12, 2008 (the “Original Filing”). The Company hereby amends Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect a restatement of the financial statements in connection with its miscalculation of product rebate accruals. See Footnote 11 of the restated financial statements for the specific line items restated.

This miscalculation caused an understatement of the previously reported net income for the first quarter ended March 31, 2008 by $2.3 million ($3.6 million pre-tax), or $0.11 per Class A diluted earnings per share. As a result of this miscalculation, interest income on loans, including fees was understated by $373,000 and electronic refund check fees (non interest income) was understated by $3.3 million. Net income as previously reported for the quarter ended March 31, 2008 was $19.8 million and will be restated to $22.1 million.

Subsequent to the filing of the original first quarter 2008 Form 10-Q, management concluded that it had miscalculated the accrual of rebate payments which the Company makes to third party technology and service providers in its Tax Refund Solutions segment. Historically, for every Tax Refund Solutions product for which the applicable taxing authority made a refund payment, the Company paid a rebate to the corresponding technology provider and service provider.  With respect to the first quarter 2008 tax season, however, the Company entered into contracts with certain technology providers which did not involve corresponding service providers. Approximately 67% of the miscalculated amount related to accruals the Company mistakenly made for estimated amounts due to both a technology and a service provider, when the Company was contractually obligated to pay only a technology provider. The remaining portion of the miscalculation related to rebate accruals made for originated but unfunded products for which the Company expected to receive refund payments later in 2008 and, to a lesser extent, a duplication of rebate accruals for certain state related products.

In connection with the restatement of the items described above, the Company reevaluated the effectiveness of its internal controls over financial reporting and accordingly, included revised disclosure in this Amended Report under Part I, Item 4, “Controls and Procedures.”

The Company has not modified or updated disclosures presented in the Original Filing, except as required to reflect the effects of the restatement in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

For the convenience of the reader, this Amended Report sets forth the Original Filing in its entirety, although the Company is only restating those portions affected by corrected financial information. This Amended Report includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	March 31,	December 31,
	2008	2007
	(RESTATED)
ASSETS:

Cash and cash equivalents	$102,726	$86,177
Trading securities	2,074	—
Securities available for sale	498,799	528,750
Securities to be held to maturity (fair value of $51,272 in 2008 and $52,794 in 2007)	51,447	51,886
Mortgage loans held for sale	10,866	4,278
Loans, net of allowance for loan losses of $15,025 and $12,735 (2008 and 2007)	2,345,585	2,384,338
Federal Home Loan Bank stock, at cost	24,433	23,955
Premises and equipment, net	39,373	39,706
Goodwill	10,168	10,168
Other assets and accrued interest receivable	38,560	36,101

TOTAL ASSETS	$3,124,031	$3,165,359

LIABILITIES:

Deposits:
Non-interest-bearing	$324,279	$279,457
Interest-bearing	1,481,157	1,689,355
Total deposits	1,805,436	1,968,812

Securities sold under agreements to repurchase and other short-term borrowings	329,472	398,296
Federal Home Loan Bank advances	623,580	478,550
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	61,398	29,601

Total liabilities	2,861,126	2,916,499

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,834	4,821
Additional paid in capital	120,643	119,761
Retained earnings	141,707	124,616
Unearned shares in Employee Stock Ownership Plan	(391)	(519)
Accumulated other comprehensive income (loss)	(3,888)	181

Total stockholders’ equity	262,905	248,860

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,124,031	$3,165,359

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
	(RESTATED)
INTEREST INCOME:
Loans, including fees	$57,780	$44,622
Taxable securities	6,996	6,774
Tax exempt securities	24	26
Federal Home Loan Bank stock and other	2,960	1,004
Total interest income	67,760	52,426

INTEREST EXPENSE:
Deposits	14,301	12,851
Securities sold under agreements to repurchase and other short-term borrowings	2,767	4,910
Federal Home Loan Bank advances	5,437	6,796
Subordinated note	627	620
Total interest expense	23,132	25,177

NET INTEREST INCOME	44,628	27,249

Provision for loan losses	10,499	3,680

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	34,129	23,569

NON INTEREST INCOME:
Service charges on deposit accounts	4,545	4,152
Electronic refund check fees	13,960	3,429
Net RAL securitization income	12,587	2,607
Mortgage banking income	1,602	542
Debit card interchange fee income	1,149	1,004
Net loss on sales, calls and impairment of securities	(219)	—
Other	320	400
Total non interest income	33,944	12,134

NON INTEREST EXPENSES:
Salaries and employee benefits	14,500	12,343
Occupancy and equipment, net	4,672	4,047
Communication and transportation	1,338	948
Marketing and development	6,759	821
Bank franchise tax expense	723	663
Data processing	717	586
Debit card interchange expense	576	517
Supplies	556	458
Other	3,839	2,587
Total non interest expenses	33,680	22,970

INCOME BEFORE INCOME TAX EXPENSE	34,393	12,733
INCOME TAX EXPENSE	12,270	4,427
NET INCOME	$22,123	$8,306

	Three Months Ended
	March 31,
	2008	2007
	(RESTATED)*
OTHER COMPREHENSIVE INCOME, NET OF TAX:

Unrealized gain (loss) on securities available for sale	$(4,211)	$519
Impairment loss on securities, net	442	—
Realized gain on sale of securities included in income, net	(300)	—
Other comprehensive income, net	(4,069)	519

COMPREHENSIVE INCOME	$18,054	$8,825

BASIC EARNINGS PER SHARE:

Class A Common Stock	$1.09	$0.40
Class B Common Stock	1.08	0.40

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$1.07	$0.39
Class B Common Stock	1.06	0.38

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED) (RESTATED)

						Unearned	Accumulated
	Common Stock					Shares in	Other
	Class A	Class B		Additional		Empl. Stock	Comprehensive	Total
	Shares	Shares		Paid In	Retained	Ownership	Income /	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	(Loss)	Equity

Balance, January 1, 2008	17,958	2,344	$4,821	$119,761	$124,616	$(519)	$181	$248,860

Net income	—	—	—	—	22,123	—	—	22,123

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	(4,069)	(4,069)

Dividend declared Common Stock:
Class A ($0.11 per share)	—	—	—	—	(4,172)	—	—	(4,172)
Class B ($0.10 per share)	—	—	—	—	(468)	—	—	(468)

Stock options exercised, net of shares redeemed	86	—	13	818	(392)	—	—	439

Shares committed to be released under the Employee Stock Ownership Plan	12	—	—	72	—	128	—	200

Notes receivable on common stock, net of cash payments	—	—	—	(246)	—	—	—	(246)

Deferred compensation expense - Company Stock	1	—	—	43	—	—	—	43

Stock based compensation expense	—	—	—	195	—	—	—	195

BALANCE, March 31, 2008	18,057	2,344	$4,834	$120,643	$141,707	$(391)	$(3,888)	$262,905

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (RESTATED)*

THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (in thousands)

	2008	2007
OPERATING ACTIVITIES
Net income	$22,123	$8,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	2,348	605
Federal Home Loan Bank stock dividends	(307)	(342)
Provision for loan losses	10,499	3,680
Net gain on sale of mortgage loans held for sale	(1,611)	(343)
Origination of mortgage loans held for sale	(78,066)	(56,020)
Proceeds from sale of mortgage loans held for sale	73,089	49,173
Net gain on sale of RALs	(8,371)	(1,782)
Increase in RAL securitization residual	(4,216)	(825)
Origination of RALs sold	(1,098,717)	(350,414)
Proceeds from sale of RALs	1,009,698	321,407
Paydown of trading securities	104,201	32,480
Net realized loss on sales, calls and impairments of securities	219	—
Net gain on sale of other real estate owned	(42)	(39)
Net gain on sale of premises and equipment	(43)	—
Deferred director compensation expense – Company Stock	43	43
Employee Stock Ownership Plan compensation expense	200	250
Stock based compensation expense	195	273
Net change in other assets and liabilities:
Accrued interest receivable	(3,569)	(2,017)
Accrued interest payable	(1,972)	(1,743)
Other assets	(4,068)	(213)
Other liabilities	33,989	11,573
Net cash provided by operating activities	55,622	14,052

INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,107,155)	(880,255)
Purchases of Federal Home Loan Bank stock	(531)	—
Proceeds from calls, maturities and paydowns of securities available for sale	1,129,766	919,089
Proceeds from calls, maturities and paydowns of securities to be held to maturity	428	366
Proceeds from the sale of Federal Home Loan Bank stock	360	—
Proceeds from sales of other real estate owned	828	548
Net (increase) decrease in loans	27,097	(11,885)
Purchases of premises and equipment, net	(1,773)	(801)
Proceeds from sale of premises and equipment	848	—
Net cash provided by investing activities	49,868	27,062

FINANCING ACTIVITIES:
Net change in deposits	(163,377)	12,440
Net change in securities sold under agreements to repurchase and other short-term borrowings	(68,824)	43,169
Payments on Federal Home Loan Bank advances	(52,970)	(198,044)
Proceeds from Federal Home Loan Bank advances	198,000	100,000
Net proceeds from Common Stock options exercised	439	73
Cash dividends paid	(2,209)	(1,918)
Net cash used in financing activities	(88,941)	(44,280)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,549	(3,166)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	86,177	81,613
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$102,726	$78,447

	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$25,104	$26,921
Income taxes	236	321

SUPPLEMENTAL NONCASH DISCLOSURES:
Transfers from loans to real estate acquired in settlement of loans	$941	$175
Retained securitization residual	102,059	32,314

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q/A and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2007.

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

8      EARNINGS PER SHARE (RESTATED)

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2008	2007

Net income	$22,123	$8,306

Weighted average shares outstanding	20,339	20,602
Effect of dilutive securities	276	594
Average shares outstanding including dilutive securities	20,615	21,196

Basic earnings per share:
Class A Common Share	$1.09	$0.40
Class B Common Share	1.08	0.40

Diluted earnings per share:
Class A Common Share	$1.07	$0.39
Class B Common Share	1.06	0.38

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2008	2007

Antidilutive stock options	516,445	370,510

9      SEGMENT INFORMATION (RESTATED)

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

Segment information for the three months ended March 31, 2008 and 2007 follows:

	Three Months Ended March 31, 2008
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$25,130	$19,396	$102	$44,628
Provision for loan losses	3,046	7,453	—	10,499

Electronic Refund Check fees	—	13,960	—	13,960
Net RAL securitization income	—	12,587	—	12,587
Mortgage banking income	—	—	1,602	1,602
Other revenue	6,121	9	(335)	5,795
Total non interest income	6,121	26,556	1,267	33,944

Total non interest expenses	20,877	12,564	239	33,680

Gross operating profit	7,328	25,935	1,130	34,393
Income tax expense	2,499	9,385	386	12,270
Net income	$4,829	$16,550	$744	$22,123

Segment assets	2,852,709	260,379	10,943	3,124,031

Net interest margin	3.67%	NM	NM	5.57%

	Three Months Ended March 31, 2007
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$21,095	$6,055	$99	$27,249
Provision for loan losses	209	3,471	—	3,680

Electronic Refund Check fees	—	3,429	—	3,429
Net RAL securitization income	—	2,607	—	2,607
Mortgage banking income	—	—	542	542
Other revenue	5,772	8	(224)	5,556
Total non interest income	5,772	6,044	318	12,134

Total non interest expenses	20,670	2,078	222	22,970

Gross operating profit	5,988	6,550	195	12,733
Income tax expense	2,084	2,275	68	4,427
Net income	$3,904	$4,275	$127	$8,306

Segment assets	2,978,811	30,047	12,979	3,021,837

Net interest margin	2.98%	NM	NM	3.73%

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

11          RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the Original Filing, the Company concluded that there were errors in the calculation of product rebates the Company pays to third party technology and service providers in its Tax Refund Solutions segment. These errors caused an understatement of the previously reported net income for the first quarter ended March 31, 2008 by $2.3 million ($3.6 million pre-tax), or $0.11 per Class A diluted earnings per share. As a result of these errors, interest income on loans, including fees was understated by $373,000 and electronic refund check fees (non interest income) was understated by $3.3 million.

As a result of the restatement, the following financial statement line items as of March 31 were adjusted for the correction:

(in thousands, except per share data)	As Previously Reported	As Corrected	Effect of Change

Balance Sheet
Other liabilities and accrued interest payable	$63,762	$61,398	$(2,364)
Total liabilities	2,863,490	2,861,126	(2,364)
Retained earnings	139,343	141,707	2,364
Total stockholders’ equity	260,541	262,905	2,364

Statement of Income and Comprehensive Income
Loans, including fees	57,407	57,780	373
Total interest income	67,387	67,760	373
Net interest income	44,255	44,628	373
Net interest income after provision for loan losses	33,756	34,129	373
Electronic refund check fees	10,696	13,960	3,264
Total non interest income	30,680	33,944	3,264
Income before income tax expense	30,756	34,393	3,637
Income tax expense	10,997	12,270	1,273
Net income	19,759	22,123	2,364
Comprehensive income	15,690	18,054	2,364
Earnings per share:
Class A Common Stock - Basic	0.97	1.09	0.12
Class B Common Stock - Basic	0.96	1.08	0.12
Class A Common Stock - Diluted	0.96	1.07	0.11
Class B Common Stock - Diluted	0.95	1.06	0.11

Consolidated Statement of Stockholders Equity
Net income	19,759	22,123	2,364
Retained earnings	139,343	141,707	2,364
Total stockholders’ equity	260,541	262,905	2,364

Consolidated Statement of Cashflows
Net income	19,759	22,123	2,364
Net change in other liabilities	36,353	33,989	(2,364)

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

OVERVIEW

Net income for the first quarter of 2008 was $22.1 million, representing an increase of $13.8 million, or 166%, compared to the same period in 2007. Diluted earnings per Class A Common Share increased 174% to $1.07 for the first quarter of 2008 compared to $0.39 for the same period in 2007.

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

•                  Tax Refund Solution (“TRS”) business segment net income increased $12.3 million, or 287%, for the first quarter of 2008 compared to the same period in 2007 primarily due to the overall growth in volume coupled with lower estimated RAL losses as a percent of total originations. Total RAL volume (which includes RALs sold into the securitization) increased from $563 million during the first three months of 2007 to $1.8 billion during the first three months of 2008. In addition to the increased RAL volume, Electronic Refund Checks (“ERC”) and Electronic Refund Deposits (“ERD”) volume also increased approximately 313% over the first quarter of 2007. In addition to the new business gained through the Jackson Hewitt contracts previously disclosed, the Company also experienced significant growth through its independent tax-preparer customer base.

•                  Net interest income during the first quarter of 2008 increased 64%, or $17.4 million, over the first quarter of 2007. In addition to the $4.0 million increase in net interest income within the traditional Banking segment, net interest income within the TRS segment increased $13.3 million due to the substantial increase in RAL volume during the season.

•                  The Company sold a portion of its RAL originations into a securitization during the first quarter. During the first three months of 2008, the Company sold $1.1 billion into the securitization compared to $347 million during the same period in 2007.

•                  Non interest income increased $21.8 million, or 180%, for the first quarter of 2008 compared to the same period in 2007. Approximately $20.5 million of this increase was attributable to growth in the Company’s tax business at TRS, while $949,000 and $349,000 of the increase related to the Mortgage Banking segment and traditional Banking segments, respectively.

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

BUSINESS SEGMENT COMPOSITION

As of March 31, 2008, the Company was divided into three distinct business operating segments: Banking, Tax Refund Solutions and Mortgage Banking. Net income, total assets and net interest margin by segment for the three months ended March 31, 2008 and 2007 are presented below:

	Three Months Ended March 31, 2008
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$4,829	$16,550	$744	$22,123
Segment assets	2,852,709	260,379	10,943	3,124,031
Net interest margin	3.67%	NM	NM	5.57%

	Three Months Ended March 31, 2007
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income (loss)	$3,904	$4,275	$127	$8,306
Segment assets	2,978,811	30,047	12,979	3,021,837
Net interest margin	2.98%	NM	NM	3.73%

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

For the first quarter of 2008, TRS earned $18.3 million in net RAL fee income, compared to $5.3 million for the same period in 2007. TRS also earned $14.0 million in net ERC/ ERD revenue during the first quarters of 2008 compared to $3.4 million for the same period in 2007. Net RAL securitization income increased $10.0 million, or 383%, to $12.6 million for the first quarter of 2008 compared to $2.6 million for the same period in 2007. All of these increases were attributed to an increase in volume.

While total tax refund volume for the first quarter of 2008 increased 271% over the first quarter of 2007, overall segment net income increased $12.3 million, or 287%, compared to the same period due to the increase in volume discussed above, as well as lower estimated losses, lower confirmed fraud losses and a decline in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts offset by the increase in non interest expenses.

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

Net interest income during the first quarter of 2008 increased 64%, or $17.4 million, over the first quarter of 2007. While growth in RAL volume was a significant factor in the Company’s overall increase in net interest income, the traditional Banking segment benefited from an increase of $4.0 million, or 19%. In addition to year-over-year growth in the Company’s traditional loan portfolio, the Banking segment also continued to benefit from declining short-term interest rates in combination with an overall “steepening” of the yield curve.

The Company’s net interest spread increased 186 basis points to 4.95% for first quarter of 2008 compared to the same period in 2007. The Company’s net interest margin increased 184 basis points to 5.57% for the same period. The increase was tied to the increase RAL volume, as well as recent decreases in the Federal Funds Target rate. From September 2007 through the end of the year, the Federal Open Markets Committee (“FOMC”) of the Federal Reserve Bank (“FRB”) lowered the Federal Funds Target rate by 100 basis points. During the first quarter of 2008, the FOMC dropped rates another 200 basis points, ending the quarter at 2.25%. The Federal Funds Target rate is an index, which many of the Company’s short-term deposit rates track. Because the Company’s interest bearing liabilities continue to be more sensitive to interest rate movements than its assets, the decreases in the Federal Funds Target rate have significantly benefited the Company’s net interest income and net interest margin during the fourth quarter of 2007 and first quarter of 2008.

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

Table 1 – Average Balance Sheets and Interest Rates for the Three Months Ended March 31, 2008 and 2007

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Taxable investment securities(1)	$622,687	$9,049	5.81%	$577,733	$7,691	5.32%
Tax exempt investment securities(4)	1,783	24	8.28	1,783	26	7.87
Federal funds sold and other	119,573	907	3.03	10,266	87	3.39
Loans and fees(2)(3)	2,463,090	57,780	9.38	2,333,647	44,622	7.65
Total earning assets	3,207,133	67,760	8.45	2,923,429	52,426	7.17
Less: Allowance for loan losses	16,059			12,626
Non-earning assets:
Cash and cash equivalents	132,229			64,122
Premises and equipment, net	39,885			35,554
Other assets(1)	29,998			40,426
Total assets	$3,393,186			$3,050,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$225,940	$294	0.52%	$222,900	$365	0.66%
Money market accounts	621,600	4,116	2.65	524,968	5,432	4.14
Time deposits	438,722	4,811	4.39	493,686	5,264	4.27
Brokered deposits	394,218	5,080	5.15	145,486	1,790	4.92
Total deposits	1,680,480	14,301	3.40	1,387,040	12,851	3.71

Repurchase agreements and other short-term borrowings	405,214	2,767	2.73	432,698	4,910	4.54
Federal Home Loan Bank advances	519,637	5,437	4.19	607,375	6,796	4.48
Subordinated note	41,240	627	6.08	41,240	620	6.01
Total interest-bearing liabilities	2,646,571	23,132	3.50	2,468,353	25,177	4.08

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	435,867			307,179
Other liabilities	56,012			36,191
Stockholders’ equity	254,736			239,182
Total liabilities and stockholders’ equity	$3,393,186			$3,050,905

Net interest income		$44,628			$27,249

Net interest spread			4.95%			3.09%

Net interest margin			5.57%			3.73%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $19.4 million and $6.3 million for the three months ended March 31, 2008 and 2007.
(3)	Average balances for loans include the principal balance of non accrual loans.
(4)	Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

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

Table 2 – Volume/Rate Variance Analysis

	Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
		Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable securities	$1,358	$624	$734
Tax exempt securities	(2)	—	(2)
Federal funds sold and other	820	830	(10)
Loans and fees	13,158	12,427	731

Net change in interest income	15,334	13,881	1,453

Interest expense:

Transaction accounts	(71)	5	(76)
Money market accounts	(1,316)	878	(2,194)
Time deposits	(453)	(599)	146
Brokered deposits	3,290	3,201	89
Repurchase agreements and other short-term borrowings	(2,143)	(295)	(1,848)
Federal Home Loan Bank advances	(1,359)	(938)	(421)
Subordinated note	7	—	7

Net change in interest expense	(2,045)	2,252	(4,297)

Net change in net interest income	$17,379	$11,629	$5,750

Non interest Income

Non interest income increased $21.8 million, or 180%, for the first quarter of 2008 compared to the same period in 2007. Approximately $20.5 million of this increase was attributable to growth in the Company’s tax business at TRS, while $949,000 and $349,000 of the increase related to the Mortgage Banking segment and traditional Banking segment, respectively.

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

Electronic refund check fees and net RAL securitization fees increased $10.5 million and $10.0 million, respectively, for the first quarter of 2008 compared to the same period in 2007 in connection with the growth in the Company’s tax business at TRS. The increase in both line items was attributable to the overall increase in volume at TRS during the season. In addition, net RAL securitization income also benefited from a lower estimated loss rate on underlying securitized RALs.

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

Ratings detail for corporate mortgage backed and other corporate mortgage-related securities follows:

	Carrying	Rating Agencies
(in thousands)	Amount	S&P	Fitch	Moodys

Security 1	$12,220	AAA	—	Aa1 (1)
Security 2	2,439	AAA	—	Aaa (2)
Security 3	5,624	AAA	AAA	—
Security 4	2,638	AAA	AAA	—
Security 5	10,013	AA	A+	—
Total	$32,934

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

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 3 – Summary of Loan Loss Experience

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Allowance for loan losses at beginning of period	$12,735	$11,218
Charge offs:
Real estate:
Residential	(546)	(62)
Commercial	—	—
Construction	—	(1)
Commercial	—	(18)
Consumer	(450)	(157)
Home equity	(64)	(28)
Tax Refund Solutions	(7,873)	(3,831)
Total	(8,933)	(4,097)
Recoveries:
Real estate:
Residential	42	131
Commercial	18	11
Construction	—	1
Commercial	3	52
Consumer	119	123
Home equity	4	8
Tax Refund Solutions	538	360
Total	724	686
Net loan charge offs	(8,209)	(3,411)
Provision for loan losses	10,499	3,680
Allowance for loan losses at end of period	$15,025	$11,487

Ratios:
Allowance for loan losses to total loans	0.64%	0.50%
Allowance for loan losses to non performing loans	83	168
Annualized net loan charge offs to average loans outstanding - Total Company	1.32	0.58
Annualized net loan charge offs to average loans outstanding - Traditional Banking Segment	0.14	0.12

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

Capital

Total stockholders’ equity increased from $249 million at December 31, 2007 to $263 million at March 31, 2008. The increase in stockholders’ equity was primarily attributable to net income earned during 2008 reduced by cash dividends declared.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of March 31, 2008 and December 31, 2007.

Table 5 – Capital Ratios

	As of March 31, 2008		As of December 31, 2007
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$310,567	14.84%	$290,155	13.90%
Republic Bank & Trust Co.	292,587	14.36	272,747	13.41
Republic Bank	13,220	25.77	13,296	23.70

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$295,542	14.12	$277,420	13.29
Republic Bank & Trust Co.	255,029	12.51	237,018	11.66
Republic Bank	12,579	24.52	12,840	22.89

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$295,542	8.74	$277,420	8.75
Republic Bank & Trust Co.	255,029	7.68	237,018	7.66
Republic Bank	12,579	16.46	12,840	16.59

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

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. As discussed in the Explanatory Note to this Amended Report, however, subsequent to the Original Filing the Company identified a deficiency in the calculation of product rebates the Company pays to third party technology and service providers in its Tax Refund Solutions segment. As a result, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls related to the accrual of product rebates were not effective during the first quarter of 2008 (because the large majority of the Company’s TRS business occurs in the first quarter of the calendar year, internal controls related to product rebates operate primarily during that quarter). Management has made modifications to the internal control procedures for product rebates to remediate this deficiency and anticipates that such controls will operate effectively for the remainder of 2008 (to the extent required) and for the first quarter 2009 tax season to remediate this deficiency. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2008 are included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

January 1– January 31	3,037	$17.77	—
Feb. 1– Feb. 29	9,113	17.78	—
March 1 – March 31	61,672	17.81	—
Total	73,822	$17.78	—	103,053

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

July 14, 2008	By:	Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

July 14, 2008	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer