Form 10-Q
period 2008-06-30
REPUBLIC BANCORP INC /KY/
filed 2008-08-05
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 31, 2008, was 18,234,064 and 2,338,725, respectively.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	June 30,	December 31,
	2008	2007

ASSETS:

Cash and cash equivalents	$88,565	$86,177
Trading securities	177	—
Securities available for sale	459,274	528,750
Securities to be held to maturity (fair value of $50,606 in 2008 and $52,794 in 2007)	51,210	51,886
Mortgage loans held for sale	11,621	4,278
Loans, net of allowance for loan losses of $17,995 and $12,735 (2008 and 2007)	2,330,514	2,384,338
Federal Home Loan Bank stock, at cost	24,754	23,955
Premises and equipment, net	39,859	39,706
Goodwill	10,168	10,168
Other assets and accrued interest receivable	37,067	36,101

TOTAL ASSETS	$3,053,209	$3,165,359

LIABILITIES:

Deposits:
Non-interest-bearing	$293,210	$279,457
Interest-bearing	1,335,743	1,689,355
Total deposits	1,628,953	1,968,812

Securities sold under agreements to repurchase and other short-term borrowings	330,730	398,296
Federal Home Loan Bank advances	749,837	478,550
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	31,461	29,601

Total liabilities	2,782,221	2,916,499

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,867	4,821
Additional paid in capital	122,252	119,761
Retained earnings	147,058	124,616
Unearned shares in Employee Stock Ownership Plan	(260)	(519)
Accumulated other comprehensive income (loss)	(2,929)	181

Total stockholders’ equity	270,988	248,860

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,053,209	$3,165,359

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST INCOME:

Loans, including fees	$38,762	$40,377	$96,542	$84,999
Taxable securities	6,496	7,023	13,492	13,797
Tax exempt securities	21	27	45	53
Federal Home Loan Bank stock and other	394	506	3,354	1,510
Total interest income	45,673	47,933	113,433	100,359

INTEREST EXPENSE:

Deposits	8,009	13,146	22,310	25,997
Securities sold under agreements to repurchase and other short-term borrowings	1,416	5,233	4,183	10,143
Federal Home Loan Bank advances	6,348	6,918	11,785	13,714
Subordinated note	627	627	1,254	1,247
Total interest expense	16,400	25,924	39,532	51,101

NET INTEREST INCOME	29,273	22,009	73,901	49,258

Provision for loan losses	3,629	147	14,128	3,827

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,644	21,862	59,773	45,431

NON INTEREST INCOME:

Service charges on deposit accounts	4,933	4,658	9,478	8,810
Electronic refund check fees	2,970	683	16,930	4,112
Net RAL securitization income	286	1,095	12,873	3,702
Mortgage banking income	1,133	604	2,735	1,146
Debit card interchange fee income	1,246	1,107	2,395	2,111
Net loss on sales, calls and impairment of securities	(3,388)	—	(3,607)	—
Other	356	661	676	1,061
Total non interest income	7,536	8,808	41,480	20,942

NON INTEREST EXPENSES:

Salaries and employee benefits	12,615	11,309	27,115	23,652
Occupancy and equipment, net	4,754	4,287	9,426	8,334
Communication and transportation	884	754	2,222	1,702
Marketing and development	730	846	7,489	1,667
Bank franchise tax expense	703	630	1,426	1,293
Data processing	669	642	1,386	1,228
Debit card interchange expense	612	573	1,188	1,090
Supplies	373	450	929	908
Other	2,287	2,039	6,126	4,626
Total non interest expenses	23,627	21,530	57,307	44,500

INCOME BEFORE INCOME TAX EXPENSE	9,553	9,140	43,946	21,873
INCOME TAX EXPENSE	3,130	3,171	15,400	7,598
NET INCOME	$6,423	$5,969	$28,546	$14,275

(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized loss on securities available for sale	$(1,243)	$(1,124)	$(5,455)	$(605)
Realized impairment loss on securities, net	2,202	—	2,644	—
Realized gain on sale of securities included in income, net	—	—	(300)	—
Other comprehensive loss, net	959	(1,124)	(3,110)	(605)

COMPREHENISVE INCOME	$7,382	$4,845	$25,436	$13,670

BASIC EARNINGS PER SHARE:

Class A Commons Stock	$0.31	$0.29	$1.40	$0.69
Class B Common Stock	0.30	0.28	1.38	0.68

DILUTED EARNINGS PER SHARE:

Class A Commons Stock	$0.31	$0.28	$1.38	$0.67
Class B Common Stock	0.30	0.28	1.36	0.66

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

						Unearned	Accumulated
	Common Stock					Shares in	Other
	Class A	Class B		Additional		Empl. Stock	Comprehensive	Total
	Shares	Shares		Paid In	Retained	Ownership	Income /	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	(Loss)	Equity

Balance, January 1, 2008	17,958	2,344	$4,821	$119,761	$124,616	$(519)	$181	$248,860

Net income	—	—	—	—	28,546	—	—	28,546

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	(3,110)	(3,110)

Dividend declared Common Stock:
Class A ($0.231 per share)	—	—	—	—	(4,173)	—	—	(4,173)
Class B ($0.210 per share)	—	—	—	—	(468)	—	—	(468)

Stock options exercised, net of shares redeemed	252	—	50	2,396	(1,136)	—	—	1,310

Repurchase of Class A Common Stock	(19)	—	(4)	(112)	(327)	—	—	(443)

Conversion of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	24	—	—	218	—	259	—	477

Notes receivable on Common Stock, net of cash payments	—	—	—	(371)	—	—	—	(371)

Deferred director compensation expense - Company Stock	1	—	—	66	—	—	—	66

Stock based compensation expense	—	—	—	294	—	—	—	294

BALANCE, June 30, 2008	18,221	2,339	$4,867	$122,252	$147,058	$(260)	$(2,929)	$270,988

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (in thousands)

	2008	2007
OPERATING ACTIVITIES
Net income	$28,546	$14,275
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion, net	3,793	1,062
Federal Home Loan Bank stock dividends	(628)	(343)
Provision for loan losses	14,128	3,827
Net gain on sale of mortgage loans held for sale	(2,676)	(786)
Origination of mortgage loans held for sale	(145,928)	(121,913)
Proceeds from sale of mortgage loans held for sale	141,261	111,993
Net gain on sale of RALs	(8,313)	(2,256)
Increase in RAL securitization residual	(4,560)	(1,446)
Origination of RALs sold	(1,098,717)	(350,414)
Proceeds from sale of RALs	1,009,698	321,407
Paydown of securitization residual	106,442	33,598
Net realized loss on sales, calls and impairment of securities	3,607	—
Net gain on sale of other real estate owned	(1)	(45)
Net gain on sale of premises and equipment	(43)	—
Deferred director compensation expense — Company Stock	66	70
Employee Stock Ownership Plan compensation expense	477	470
Stock based compensation expense	294	511
Net change in other assets and liabilities:
Accrued interest receivable	(3,000)	(71)
Accrued interest payable	(3,438)	(943)
Other assets	(2,597)	(23)
Other liabilities	7,162	861
Net cash provided by operating activities	45,573	9,834

INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,277,422)	(1,993,338)
Purchases of Federal Home Loan Bank stock	(531)	(501)
Proceeds from calls, maturities and paydowns of securities available for sale	1,338,152	1,970,548
Proceeds from calls, maturities and paydowns of securities to be held to maturity	654	1,955
Proceeds from the sale of Federal Home Loan Bank stock	360	—
Proceeds from sales of other real estate owned	1,614	837
Net (increase) decrease in loans	36,407	(39,700)
Purchases of premises and equipment	(3,566)	(3,068)
Proceeds from sale of premises and equipment	848	—
Net cash provided by/(used in) investing activities	96,516	(63,267)

FINANCING ACTIVITIES:
Net change in deposits	(339,860)	(17,403)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(67,566)	32,390
Payments on Federal Home Loan Bank advances	(83,213)	(238,089)
Proceeds from Federal Home Loan Bank advances	354,500	276,200
Repurchase of Common Stock	(443)	(5,999)
Net proceeds from Common Stock options exercised	1,310	1,148
Cash dividends paid	(4,429)	(3,842)
Net cash (used in)/provided by financing activities	(139,701)	44,405

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,388	(9,028)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	86,177	81,613
CASH AND CASH EQUIVALENTS AT END OF QUARTER	$88,565	$72,585

(Continued)

	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$42,971	$52,045
Income taxes	13,935	5,848

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$2,978	$651
Retained securitization residual	102,059	32,314

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – JUNE 30, 2008 AND 2007 (UNAUDITED) AND DECEMBER 31, 2007

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company (“RB&T”) and Republic Bank (collectively referred together with RB&T as the “Bank”), Republic Funding Company and Republic Invest Co. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned, unconsolidated finance subsidiary of Republic Bancorp, Inc. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

Republic currently operates 44 banking centers, primarily in the retail banking industry, and conducts its operations predominately in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky, southern Indiana, metropolitan Tampa, Florida and through an Internet banking delivery channel. Republic’s consolidated results of operations are dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning assets represent securities and real estate mortgage, commercial and consumer loans. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, as well as short-term and long-term borrowing sources.

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

ERCs/ERDs are products whereby a tax refund is issued to the taxpayer after RB&T has received the refund from the federal or state government. Fees earned on ERCs/ERDs are reported in non interest income under the line item “Electronic Refund Check fees.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2007.

Securitization – The Company utilized a securitization structure to fund, over a four week period, a portion of the RALs originated during the first quarters of 2008 and 2007. The securitization consisted of $1.1 billion and $350 million of loans originated and sold during January and February of 2008 and 2007, respectively. The Company’s continuing involvement in loans sold into the securitization was limited to only servicing of the RALs. Compensation for servicing of the RALs securitized was not contingent upon performance of the RALs securitized.

Generally, from mid January to the end of February of each year, RALs which upon origination meet certain underwriting criteria related to refund amount and Earned Income Tax Credit amount are classified as loans held for sale and sold into the securitization. All other RALs originated are retained by the Company. There are no RALs held for sale as of any quarter end. The Company retains a related residual value in the securitization, which is classified on the balance sheet as a trading security. The initial residual interest has a weighted average life of approximately one month, and as such, substantially all of its cash flows are received by the end of the first quarter. The disposition of the remaining anticipated cash flows is expected to occur within the remainder of the calendar year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusts the carrying amount of the residual value to its fair value, which is determined based on expected future cash flows and is significantly influenced by the estimated credit losses of the underlying RALs.

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

Recently Issued Accounting Pronouncements – In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 161 on the consolidated financial statements.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

2   SECURITIES

Trading securities:

Trading securities consisting of residual interest in the RAL securitization totaled $177,000 and $0 at June 30, 2008 and December 31, 2007.

Securities available for sale:

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2008 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$84,078	$704	$—	$84,782
Freddie Mac preferred stock	1,389	124	—	1,513
Non agency mortgage backed and other non agency mortgage-related securities	27,945	—	(7,391)	20,554
Mortgage backed securities	318,375	3,108	(817)	320,666
Collateralized mortgage obligations	31,994	11	(246)	31,759

Total securities available for sale	$463,781	$3,947	$(8,454)	$459,274

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2007 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$159,524	$841	$(90)	$160,275
Freddie Mac preferred stock	2,000	—	(459)	1,541
Non agency mortgage backed and other non agency mortgage-related securities	34,644	—	(2,169)	32,475
Mortgage backed securities	318,041	2,484	(452)	320,073
Collateralized mortgage obligations	14,262	136	(12)	14,386

Total securities available for sale	$528,471	$3,461	$(3,182)	$528,750

Securities to be held to maturity:

The carrying value, unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
June 30, 2008 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$4,666	$8	$—	$4,674
Obligations of states and political subdivisions	383	12	—	395
Mortgage backed securities	3,872	—	(149)	3,723
Collateralized mortgage obligations	42,289	3	(478)	41,814

Total securities to be held to maturity	$51,210	$23	$(627)	$50,606

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
December 31, 2007 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$4,672	$7	$—	$4,679
Obligations of states and political subdivisions	383	25	—	408
Mortgage backed securities	4,448	4	(80)	4,372
Collateralized mortgage obligations	42,383	970	(18)	43,335

Total securities to be held to maturity	$51,886	$1,006	$(98)	$52,794

Market Loss Analysis

Securities with unrealized losses at June 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
June 30, 2008 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Non agency mortgage backed and other non agency mortgage-related securities	$4,036	$(1,397)	$7,857	$(5,994)	$11,893	$(7,391)
Mortgage backed securities, including CMOs	18,880	(1,560)	3,357	(130)	22,237	(1,690)

Total	$22,916	$(2,957)	$11,214	$(6,124)	$34,130	$(9,081)

	Less than 12 months		12 months or more		Total
December 31, 2007 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$63,438	$(55)	$19,959	$(35)	$83,397	$(90)
Freddie Mac preferred stock	1,541	(459)	—	—	1,541	(459)
Obligations of states and political subdivisions	—	—	—	—	—	—
Non agency mortgage backed and other non agency mortgage-related securities	29,719	(2,132)	2,756	(37)	32,475	(2,169)
Mortgage backed securities, including CMOs	26,313	(126)	43,067	(436)	69,380	(562)

Total	$121,011	$(2,772)	$65,782	$(508)	$186,793	$(3,280)

Other-than-temporary Impairment Analysis

Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, the Company evaluates a number of factors including, but not limited to:

•                  How much fair value has declined below amortized cost;

•                  How long the decline in fair value has existed;

•                  The financial condition of the issuer;

•                  Significant rating agency changes on the issuer; and

•                  The Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than- temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Nationally, residential real estate values declined significantly during the first six months of 2008. These declines in value, coupled with the reduced ability of homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as non agency mortgage backed or other non agency mortgage-related securities. The Company currently owns five non agency mortgage backed and other non agency mortgage-related securities with a carrying value of $28 million at June 30, 2008. These securities are not guaranteed by government agencies. Approximately $21 million (Securities 1 through 4 in the table below) of these securities are backed by “Alternative A” first lien mortgage loans. The remaining $7 million (Security 5 in the table below) represents an asset backed security with an insurance “wrap” or guarantee. Due to current market conditions, all of these assets are extremely illiquid, and as such, the fair value is difficult to estimate due to the volatility in the mortgage industry. The average life of these securities is currently estimated to be approximately five years.

Prior to the second quarter of 2008, unrealized losses on the Company’s non agency mortgage backed securities and other non agency mortgage related securities were not recognized into income because the bonds were deemed to be of sufficient credit quality (rated A+, Aa1 or higher) and the Company had the intent and ability to hold them for the foreseeable future. The Company had evaluated the performance of the loans underlying these securities and concluded it would continue to receive the future expected cash flows of these securities in accordance with their original terms. As such, prior to the second quarter of 2008, the Company concluded that the fair value of all non agency mortgage backed securities and other non agency mortgage related securities would recover as the securities approach maturity. During the second quarter of 2008, however, the Company recorded an other-than-temporary-impairment totaling $3.4 million for two of its available for sale non agency mortgage related securities. These securities are listed as Security 2 and Security 5 in the table below.

As a result of the impairment charges noted above, an unrealized loss totaling $3.4 million for Security 2 and Security 5 was transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified in net loss on sales, calls and impairments of securities in the consolidated statements of operations.

In determining that Security 2 was other-than-temporarily impaired, the Company gave considerable weight to the significance of the downgrade in the security by S&P in June. The significance of the downgrade raised doubt about the ability of the Company to continue to collect the principal and interest of the security in accordance with its original terms. In evaluating Security 5, the Company gave considerable weight to the rating downgrade and subsequent withdrawal of the security’s rating by Fitch in June. In addition, the Company also gave consideration to the continued deterioration in the financial condition of the insurer providing the insurance “wrap” on the security.

For securities 1, 3 and 4 in the table below, unrealized losses were not recognized into income because the bonds were of sufficient credit quality (Aa1 or higher) and the Company has the intent and ability to hold for the foreseeable future. The Company also evaluated the performance of the loans underlying these securities and concluded it would continue to receive the future expected cash flows of these securities in accordance with their original terms. As such, the Company concluded that the fair value of securities 1, 3 and 4 in the table below would recover as the securities approach maturity.

Additional detail for non agency mortgage backed and other non agency mortgage-related securities as of June 30, 2008 follows:

	Estimated			Ratings
	Carrying	Fair	Unrealized
(in thousands)	Amount	Value	Loss	S&P	Fitch	Moodys

Security 1	$11,380	$6,280	$(5,100)	AAA	—	Aa1	(1)(2)
Security 2	1,296	1,296	—	BBB-	—	Aaa	(1)(2)
Security 3	5,433	4,036	(1,397)	AAA	AAA	—	(2)
Security 4	2,473	1,579	(894)	AAA	AAA	—	(2)
Security 5	7,363	7,363	—	AA	(3)	—
	—	—	—
Total	$27,945	$20,554	$(7,391)

(1) -Rating is currently under review by Moodys.

(2) - Security is backed by “Alternative A” first lien mortgage loans.

(3) -Rating was downgraded to A+ by Fitch in April 2008 and withdrawn in June 2008.

During the first quarter of 2008, the Company determined that its Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock investment, with an aggregate carrying value at the time of $2 million, was other-than-temporarily impaired and recorded an impairment charge of $680,000. This investment represents approximately 40,000 shares of adjustable rate investment grade preferred stock with a variable coupon rate of 4.00% and tax equivalent investment yield of 5.51%. While the Company’s intent is to hold the FHLMC preferred stock indefinitely for interest rate risk protection, in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company wrote the security down to its market value through the income statement because it has no final maturity and the Company cannot estimate if and when it will recover in market value. At June 30, 2008 the market value of the FHLMC preferred stock approximated its carrying value. Subsequent to June 30, 2008, however, the fair market value of the security declined significantly below the Company’s carrying value. The significant decline in value was due to the uncertainty surrounding the on-going viability of FHLMC. If the fair value does not recover significantly prior to September 30, 2008, the Company will record another impairment charge during the third quarter. The Company believes this impairment charge could range from $400,000 to $800,000 based on current market conditions. The overall magnitude of the impairment charge could be significantly influenced positively or negatively by the outcome of new or potential legislation.

Pledged Securities

Securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	June 30, 2008	December 31, 2007
Carrying value	$458,879	$518,947
Fair value	458,299	519,834

3     LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30,	December 31,
(in thousands)	2008	2007

Residential real estate	$1,137,649	$1,168,591
Commercial real estate	642,703	658,987
Real estate construction	138,793	163,700
Commercial	104,754	90,741
Consumer	30,221	33,310
Overdrafts	4,921	1,238
Home equity	289,468	280,506
Total loans	2,348,509	2,397,073
Less: Allowance for loan losses	17,995	12,735

Loans, net	$2,330,514	$2,384,338

An analysis of the changes in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Allowance for loan losses at beginning of period	$15,025	$11,487	$12,735	$11,218

Provision for loan losses	3,629	147	14,128	3,827

Charge offs – Banking	(934)	(687)	(1,994)	(953)
Charge offs – Tax Refund Solutions	—	(409)	(7,873)	(4,240)

Recoveries – Banking	201	186	387	512
Recoveries – Tax Refund Solutions	74	433	612	793

Allowance for loan losses at end of period	$17,995	$11,157	$17,995	$11,157

Information regarding Republic’s impaired loans follows:

	June 30,	December 31,
(in thousands)	2008	2007

Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	15,062	6,412

Total	$15,062	$6,412

Amount of the allowance for loan losses allocated	$4,366	$1,498
Average investment in impaired loans	14,394	9,425
Interest income recognized during impairment	—	—
Interest income recognized on a cash basis on impaired loans	—	—

Detail of non performing loans and non performing assets follows:

(dollars in thousands)	June 30, 2008	December 31, 2007

Loans on non-accrual status	$17,688	$8,303
Loans past due 90 days or more and still on accrual	1,476	1,318
Total non-performing loans	19,164	9,621
Other real estate owned	2,160	795
Total non-performing assets	$21,324	$10,416
Non-performing loans to total loans	0.82%	0.40%
Non-performing assets to total loans	0.91	0.43

The following table details RAL originations and loss reserves for three and six months ended June 30, 2008 and 2007:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Originations:

RALs originated and retained on balance sheet	$18,091	$13,281	$682,104	$226,203
RALs originated and securitized	—	—	1,098,717	350,414
Total RALs originated	$18,091	$13,281	$1,780,821	$576,617

Estimated RAL losses:

Estimated losses for retained RALs, net	$772	$(24)	$8,225	$3,447
Net reduction to estimated future expected cash flows for securitized RALs	(343)	(621)	6,830	2,016
Total Estimated RALs losses, net	$429	$(645)	$15,055	$5,463

RAL Loss Reserves and Provision for Loan Losses:

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting funds associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud. At March 31st of each year, with adjustments each quarter end thereafter, the Company reserves for its estimated RAL losses for the year based on current year and historical funding patterns and based on information received from the IRS on current year payment processing. The Company applies its loss estimates to both RALs retained on balance sheet and to securitized RALs. During both 2008 and 2007, a significant portion of these loss reserves were included as a reduction to Net RAL securitization income because they represented the loss of future expected cash flows from the Company’s residual interest.

As of June 30, 2008, $9.4 million of total RALs retained on balance sheet remained uncollected compared to $6.3 million at June 30, 2007, representing 1.38% and 2.76% of total RALs originated and retained on balance sheet during the respective tax years by the Company. At June 30, 2008, the Company estimated that 1.31% of RALs originated and retained on balance sheet by the Company during the current tax season were uncollectible compared to 1.61% during 2007. As a result of these estimates, the Company recorded a net provision for loan losses of $8.2 million during the first six months of 2008 compared to $3.4 million during the first six months of 2007. Approximately $772,000 of these loan loss provisions were recorded during the second quarter of 2008 compared to a credit of $24,000 during the second quarter of 2007. The decrease in RAL losses as a percent of total RALs retained on balance sheet from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company.

As of June 30, 2008, $7.2 million of securitized RALs remained uncollected compared to $2.5 million at June 30, 2007, representing 0.65% and 0.72% of total securitized RALs during the respective tax years by the Company. At June 30, 2008 in estimating the Company’s residual interest for securitized RALs, which is classified as a trading security on the Company’s balance sheet, the Company estimated that 0.64% of total RALs securitized by the Company during the current year tax season were uncollectible compared to 0.70% during 2007. As a result of this estimate, the Company recorded a net reduction to Net RAL securitization income of $6.8 million for the first six months of 2008 compared to $2.0 million for the first six months of 2007. The Company recorded a net credit to Net RAL securitization income of $343,000 and $644,000 during the second quarters of 2008 and 2007. As with the RALs retained on balance sheet, the decrease in securitized RAL losses as a percent of total loans securitized from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company.

The overall earnings of the TRS segment are highly dependent upon the Company’s loss estimates for RALs retained on balance sheet and securitized RALs. The Company believes that based on information currently available, it has provided the appropriate amount of reserves for losses associated with RALs. The possibility remains, however, that payments from the IRS throughout the remainder of the year could differ from what the Company estimated during the first six months of the year causing an adjustment to the Company’s previous allowance for loan losses and residual interest trading security. The following tables illustrates the effect on the 2008 provision for loan losses of TRS and the 2008 net RAL securitization income of TRS if final losses of RALs retained on balance sheet and RALs securitized by the Company differ from the Company’s current estimates by as much as 25 basis points higher or lower (not exceeding the current uncollected percentage):

As of June 30, 2008 (dollars in thousands)

Total RALs retained on balance sheet during the current year tax season:	$682,104

		Increase / (Decrease)
	Provision for	In Provision
If % of RALs That Do	Loan Losses	For Loan Losses
Not Payoff Equals	as Revised	From Current Estimate

1.36%	$8,566	$341
1.35%	8,498	273
1.34%	8,430	205
1.33%	8,361	136
1.32%	8,293	68
Current Estimate (Base): 1.31%	8,225	—
1.26%	7,884	(341)
1.21%	7,543	(682)
1.16%	7,202	(1,023)
1.11%	6,861	(1,364)
1.06%	6,520	(1,705)

As of June 30, 2008 (dollars in thousands)

Total RALs sold into the securitization during the current year tax season:	$1,098,717

	Net RAL	Increase / (Decrease)
	Securitization	In Net RAL
If % of RALs That Do	Income	Securitization Income
Not Payoff Equals	As Revised	From Current Estimate

0.66%	$12,653	$(220)
0.65%	12,763	(110)
Current Estimate (Base): 0.64%	12,873	—
0.59%	13,422	549
0.54%	13,972	1,099
0.49%	14,521	1,648
0.44%	15,070	2,197
0.39%	15,620	2,747

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

4                       DEPOSITS

	June 30,	December 31,
(in thousands)	2008	2007
Demand (NOW and SuperNOW)	$205,732	$197,949
Money market accounts	568,490	635,590
Internet money market accounts	8,978	10,521
Savings	32,929	30,362
Individual retirement accounts	51,105	51,338
Certificates of deposit, $100,000 and over	169,492	174,538
Other certificates of deposit	219,447	217,670
Brokered deposits	79,570	371,387
Total interest-bearing deposits	1,335,743	1,689,355
Total non interest-bearing deposits	293,210	279,457
Total	$1,628,953	$1,968,812

5                 FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

(in thousands)	June 30, 2008	December 31, 2007

FHLB convertible fixed interest rate advances with a weighted average interest rate of 4.51%(1)	$150,000	$150,000

Overnight FHLB advances with an interest rate of 2.16%	153,500	35,000

FHLB fixed interest rate advances with a weighted average interest rate of 3.91% due through 2035	446,337	293,550

Total FHLB advances	$749,837	$478,550

(1) Represents putable advances with the FHLB. These advances have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not put back to the Company earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Company at no penalty. During the first quarter of 2007, the Company entered into $100 million of putable advances with a final maturity of 10 years and a fixed rate period of 3 years. Based on market conditions at this time, the Company does not believe that any of its putable advances are likely to be “put back” to the Company in the short-term by the FHLB.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At June 30, 2008, Republic had available collateral to borrow an additional $200 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $227 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2008	$254,500
2009	107,000
2010	92,370
2011	100,000
2012	70,000
Thereafter	125,967
Total	$749,837

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the FHLB:

	June 30,	December 31,
(in thousands)	2008	2007

First lien, single family residential	$829,000	$854,000
Home equity lines of credit	116,000	114,000
Multi-family, commercial real estate	17,000	29,000

6                 FAIR VALUE

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When that occurs, the Company classifies the fair value hierarchy on the lowest level of input that is significant to the fair value measurement. The Company uses the following methods and significant assumptions to estimate fair value:

Trading securities: The Company’s residual interest for securitized RALs is classified as a trading security. The fair value of the trading security is determined by analyzing expected future cashflows and is significantly influenced by the anticipated credit losses of the underlying RALs. Factors that the Company applies in determining the fair value include current year and historical funding patterns, as well as, information received from the IRS on current year payment processing.

Securities available for sale: For all securities available for sale, excluding non agency mortgage backed and other non agency mortgage related securities, fair value is typically determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. These securities are classified as Level 2 in the fair value hierarchy.

The Company currently owns five non agency mortgage backed and other non agency mortgage-related securities with a carrying value of $28 million and a fair value of $21 million at June 30, 2008. These securities are not guaranteed by government agencies. Approximately $21 million of these securities are backed by “Alternative A” first lien mortgage loans. The remaining $7 million represents an asset backed security with an insurance “wrap” or guarantee. Due to current market conditions, all of these assets are extremely illiquid, and as such, the fair value is difficult to estimate due to the volatility in the mortgage industry. The average life of these securities is currently estimated to be approximately five years. These securities are classified as Level 3 in the fair value hierarchy.

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

Mortgage loans held for sale: The fair value of mortgage loans held for sale is determined using quoted secondary-market prices. The purchaser provides the Company with a commitment to purchase the loan at the origination price. This commitment qualifies as an exit price under SFAS 157 and therefore is classified as Level 1 in the fair value hierarchy. If no such quoted price exists, the fair value of a loan would be determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

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

Items measured at fair value on a recurring basis, for which the Company has elected the fair value option, are summarized below:

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Trading securities	$—	$—	$177	$177

Securities available for sale	—	438,720	20,554	459,274

Forward contracts	15,640	—	—	15,640

Rate lock loan commitments	—	23,214	—	23,214

Mortgage loans held for sale	11,621	—	—	11,621

Rollforwards of activity for the Company’s Significant Unobservable Inputs (Level 3), follows:

Trading Securities - Residual interest in the RAL securitization

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2008	2008

Balance, beginning of period	$2,074	$—
Increase in RAL securitization residual	343	4,560
Retained securitization residual	—	102,059
Paydown of securitization residual	(2,240)	(106,442)
Balance, end of period	$177	$177

Securities available for Sale - Non agency mortgage backed and other non agency mortgage-related securities

Three and Six Months Ended
June 30,
(in thousands)	2008

Balance, beginning of period	$—
Transfer into level 3	22,085
Net unrealized gain / (loss)	70
Premium amortization	(33)
Principal paydowns	(1,568)
Balance, end of period	$20,554

The Company recorded a realized impairment loss in the level 3 non agency mortgage backed and other non agency mortgage related securities totaling $3.4 during the second quarter of 2008.

Items measured at fair value on a non-recurring basis are summarized below:

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Impaired loans	$—	$—	$10,696	$10,696

Impaired loans had a carrying amount of $15.1 million, with a valuation allowance of $4.4 million, resulting in an additional provision for loan losses of $4.4 million for the first six months of 2008.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company elected the fair value option for all loans held for sale originated after December 31, 2007.

7                 OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

Republic is a party to financial instruments with off balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and standby letters of credit. The contract or notional amounts of these instruments reflect the potential future obligations of Republic pursuant to those financial instruments. Creditworthiness for all instruments is evaluated on a case by case basis in accordance with Republic’s credit policies. Collateral from the customer may be required based on the Company’s credit evaluation of the customer and may include business assets of commercial customers, as well as personal property and real estate of individual customers or guarantors.

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

As of June 30, 2008, exclusive of Mortgage Banking loan commitments discussed below, Republic had outstanding loan commitments of $444 million, which included unfunded home equity lines of credit totaling $328 million. At December 31, 2007, Republic had outstanding loan commitments of $487 million, which included unfunded home equity lines of credit totaling $326 million. These commitments generally have variable rates.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $23 million and $38 million at June 30, 2008 and December 31, 2007.

At June 30, 2008 and December 31, 2007, Republic had a $12 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Company uses a blanket pledge of eligible real estate loans to secure the letter of credit.

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

With the adoption of SAB 109 and SFAS 159 during 2008, the Company recognized $300,000 in additional Mortgage Banking income related to the Company’s mandatory forward sales contracts and rate lock loan commitments.

Mortgage Banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts and rate lock loan commitments. Forward contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. The approximate notional amounts and realized gain/(loss) for Mortgage Banking derivatives recognized in Mortgage Banking income for the period end June 30, 2008 and December 31, 2007 follows:

	June 30,	December 31,
(in thousands)	2008	2007

Forward contracts:
Notional amount	$15,483	$10,700
Gain / (loss) on change in market value of forward contracts	157	(41)

Rate lock loan commitments:
Notional amount	$23,150	$9,635
Gain on change in market value of rate lock commitments	64	24

Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event the parties to deliver commitments are unable to fulfill their obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those major banks and financial institutions deemed appropriate by management and the Board of Directors. The Company does not expect any counterparty to default on their obligations and therefore, the Company does not expect to incur any cost related to counterparty default.

The Company is exposed to interest rate risk on loans held for sale and rate lock loan commitments. As market interest rates increase or decrease, the fair value of mortgage loans held for sale and rate lock commitments will decline or increase. To offset this interest rate risk, the Company enters into derivatives such as forward contracts to sell loans. The fair value of these forward contracts will change as market interest rates change, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate lock commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including market interest rate volatility, the amount of rate lock commitments that close, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Net income	$6,423	$5,969	$28,546	$14,275

Weighted average shares outstanding	20,525	20,617	20,432	20,609
Effect of dilutive securities	314	396	265	498
Average shares outstanding including dilutive securities	20,839	21,013	20,697	21,107

Basic earnings per share:
Class A Common Share	$0.31	$0.29	$1.40	$0.69
Class B Common Share	0.30	0.28	1.38	0.68

Diluted earnings per share:
Class A Common Share	$0.31	$0.28	$1.38	$0.67
Class B Common Share	0.30	0.28	1.36	0.66

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Antidilutive stock options	303,283	378,310	319,930	378,310

9                 SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, distinguished between Banking operations, Mortgage Banking operations and Tax Refund Solutions (“TRS”). Loans, investments and deposits provide the majority of revenue from banking operations; servicing fees and loan sales provide the majority of revenue from mortgage banking operations; RAL fees, ERC fees and Net RAL securitization income provide the majority of the revenue from TRS. The overall earnings of the TRS segment is highly dependent upon the Company’s loss estimates for RALs retained on balance sheet and RALs securitized (for further discussion of these loss estimates see Footnote 3 “Loans and Allowance for Loan Losses” in this document). All Company segments are domestic.

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

Segment information for the three and six months ended June 30, 2008 and 2007 follows:

	Three Months Ended June 30, 2008
(dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$28,436	$748	$89	$29,273
Provision for loan losses	2,857	772	—	3,629

Electronic Refund Check fees	—	2,970	—	2,970
Net RAL securitization income	—	286	—	286
Mortgage banking income	—	—	1,133	1,133
Other revenue	3,675	(5)	(523)	3,147
Total non interest income	3,675	3,251	610	7,536

Total non interest expenses	21,000	2,407	220	23,627

Gross operating profit	8,254	820	479	9,553
Income tax expense	2,796	172	162	3,130
Net income	$5,458	$648	$317	$6,423

Segment assets	$3,032,078	$9,445	$11,686	$3,053,209

Net interest margin	3.91%	NM	NM	3.99%

	Three Months Ended June 30, 2007
(dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$21,057	$841	$111	$22,009
Provision for loan losses	171	(24)	—	147

Electronic Refund Check fees	—	683	—	683
Net RAL securitization income	—	1,095	—	1,095
Mortgage banking income	—	—	604	604
Other revenue	6,608	98	(280)	6,426
Total non interest income	6,608	1,876	324	8,808

Total non interest expenses	20,379	920	231	21,530

Gross operating profit	7,115	1,821	204	9,140
Income tax expense	2,378	722	71	3,171
Net income	$4,737	$1,099	$133	$5,969

Segment assets	$3,084,733	$5,019	$16,495	$3,106,247

Net interest margin	2.88%	NM	NM	3.02%

	Six Months Ended June 30, 2008
(dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$53,566	$20,144	$191	$73,901
Provision for loan losses	5,903	8,225	—	14,128

Electronic Refund Check fees	—	16,930	—	16,930
Net RAL securitization income	—	12,873	—	12,873
Mortgage banking income	—	—	2,735	2,735
Other revenue	9,796	4	(858)	8,942
Total non interest income	9,796	29,807	1,877	41,480

Total non interest expenses	41,877	14,971	459	57,307

Gross operating profit	15,582	26,755	1,609	43,946
Income tax expense	5,295	9,557	548	15,400
Net income	$10,287	$17,198	$1,061	$28,546

Segment assets	$3,032,078	$9,445	$11,686	$3,053,209

Net interest margin	3.56%	NM	NM	4.82%

	Six Months Ended June 30, 2007
(dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$42,152	$6,896	$210	$49,258
Provision for loan losses	380	3,447	—	3,827

Electronic Refund Check fees	—	4,112	—	4,112
Net RAL securitization income	—	3,702	—	3,702
Mortgage banking income	—	—	1,146	1,146
Other revenue	12,380	106	(504)	11,982
Total non interest income	12,380	7,920	642	20,942

Total non interest expenses	41,048	2,998	454	44,500

Gross operating profit	13,104	8,371	398	21,873
Income tax expense	4,410	3,050	138	7,598
Net income	$8,694	$5,321	$260	$14,275

Segment assets	$3,084,284	$5,468	$16,495	$3,106,247

Net interest margin	2.91%	NM	NM	3.38%

NM - Not meaningful

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

During the first quarters of 2008 and 2007, respectively, the securitization consisted of $1.1 billion and $350 million of loans originated and sold. The Company’s continuing involvement in loans sold into the securitization was limited to only servicing of the RALs. Compensation for servicing of the RALs securitized was not contingent upon performance of the RALs securitized.

The residual value related to the securitization is presented as a trading security on the balance sheet and was $177,000 and $0 at June 30, 2008 and December 31, 2007. At June 30, 2008, in estimating the Company’s residual interest for securitized RALs, the Company estimated that 0.64% of RALs securitized by the Company were uncollectible compared to 0.70% during the first six months of 2007. As a result, the Company recorded a net reduction to Net RAL securitization income of $6.8 million for the first six months of 2008 and $2.0 million for the first six months of 2007.

See Footnote 3, “Loans and Allowance for Loans Losses” for detailed tables illustrating the effect on the 2008 provision for loan losses of TRS and the 2008 net RAL securitization income of TRS if final losses of RALs retained on balance sheet and RALs securitized by the Company differ from the Company’s current estimates by as much as 25 basis points higher or lower (not exceeding the current uncollected percentage).

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

Detail of Net RAL securitization income follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Net gain on sale of RALs	$(57)	$474	$8,313	$2,256
Increase in securitization residual	343	621	4,560	1,446
Net RAL securitization income	$286	$1,095	$12,873	$3,702

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

This discussion includes various forward-looking statements with respect to credit quality, including but not limited to, delinquency trends and the adequacy of the allowance for loan losses, business segments, corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters. Broadly speaking, forward-looking statements may include:

•	projections of revenue, income, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;
•	descriptions of plans or objectives for future operations, products or services;
•	forecasts of future economic performance; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:

•	future credit losses and non-performing assets;
•	the adequacy of the allowance for loans losses;
•	the anticipated future cash flows of securitized Refund Anticipation Loans (“RALs”);
•	the future value of mortgage servicing rights;
•	the impact of new accounting pronouncements;
•	future short-term and long-term interest rate levels and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;
•	legal and regulatory matters; and
•	future capital expenditures.

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

OVERVIEW

Net income for the quarter ended June 30, 2008 was $6.4 million, representing an increase of $454,000, or 8%, compared to the same period in 2007. Diluted earnings per Class A Common Share increased 10% to $0.31 for the quarter ended June 30, 2008 compared to $0.28 for the same period in 2007.

Net income for the six months ended June 30, 2008 was $28.5 million, representing an increase of $14.3 million, or 100%, compared to the same period in 2007. Diluted earnings per Class A Common Share increased 106% to $1.38 for the six months ended June 30, 2008 compared to $0.67 for the same period in 2007.

General highlights for the second quarter and six months ended June 30, 2008 consist of the following:

•                  Republic ended the quarter with total assets of $3.1 billion, representing a decline of $53 million, or 2%, compared to June 30, 2007 and a decline of $112 million, or 4%, compared to December 31, 2007.

•                  Traditional Banking segment net income increased $721,000, or 15%, and $1.6 million, or 18%, for the second quarter and six months ended June 30, 2008 compared to the same periods in 2007. The rise in segment net income was primarily attributable to increases in net interest income and non interest income, partially offset by increases in the provision for loan losses and non interest expenses.

•                  Net income within the Company’s Tax Refund Solutions (“TRS”) business segment decreased $451,000 for the second quarter of 2008 compared to the second quarter of 2007. The decrease in net income for the quarter was primarily due to an additional provision for loan loss expense of $796,000 recorded during the second quarter of 2008 as compared to the same period in 2007, as the Company revised its first quarter loss estimate higher due to lower than expected paydowns on outstanding RAL balances.

•                  For the first six months of 2008, TRS net income increased $11.9 million, or 223%, compared to the same period in 2007 primarily due to the overall growth in product volume coupled with lower estimated RAL losses as a percent of total originations. Total RAL volume (which occurred primarily in the first quarter and includes RALs sold into the securitization) increased from $577 million during 2007 to $1.8 billion during 2008. In addition to the increased RAL volume, Electronic Refund Checks (“ERC”) and Electronic Refund Deposits (“ERD”) volume increased approximately 311%. The increase in volume was attributable to the new business gained through the Jackson Hewitt contracts previously disclosed, as well as significant growth through the Company’s independent tax-preparer customer base.

•                  Net interest income increased $7.3 million, or 33%, and $24.6 million, or 50%, for the second quarter and six months ended June 30, 2008 compared to the same periods in 2007. The traditional banking segment represented $7.4 million and $11.4 million of the increase for the second quarter and six months ended June 30, 2008 compared to the same periods in 2007. Net interest income within the traditional Banking segment benefited significantly from declining short-term interest rates in combination with an overall “steepening” of the yield curve, and to a lesser extent, year-over-year growth in the loan portfolio. From September 2007 through the end of the year, the Federal Open Markets Committee (“FOMC”) of the Federal Reserve Bank (“FRB”) lowered the Federal Funds Target rate by 100 basis points. During the first and second quarters of 2008, the FOMC dropped rates another 200 basis points and 25 basis points, respectively, ending the period with a Federal Funds Target rate at 2.00%. Because the Company’s interest bearing liabilities continue to be more sensitive to interest rate movements than its assets, the decreases in the Federal Funds Target rate have significantly benefited the Company’s net interest income and net interest margin since the fourth quarter of 2007. The change in net interest income not related to the Banking segment was primarily related to the TRS segment and the substantial increase in RAL volume during the tax season.

•                  Non interest income decreased $1.3 million, or 14%, for the second quarter primarily due to a $3.4 million other-than-temporary impairment charge recognized for two non agency mortgage backed securities (see additional discussion under Footnote 2 “Securities.”) This decline was offset by a $2.3 million increase in ERC fees tied to growth in the TRS program. Non interest income for the six months ended June 30, 2008 increased $20.5 million, primarily attributable to growth in the Company’s tax business at TRS.

•                  The Company recorded a provision for loan losses of $3.6 million and $14.1 million for the second quarter and six months ended June 30, 2008, compared to a provision of $147,000 and $3.8 million for the same periods in 2007.

•                  The traditional Banking segment provision for loan losses was $2.9 million for the quarter ended June 30, 2008 compared to $171,000 for the same period in 2007. For the six months ended June 30, 2008 and 2007, the Banking segment provision for loan losses was $5.9 million and $380,000. In general, the increase in the bank level provision expense for the quarter and six months ended June 30, 2008 was attributable to the increase in classified, delinquent and non performing loans and an adjustment to the allowance calculation for qualitative factors generally related to the deteriorating real estate market conditions. For the quarter and six months ended June 30, 2008, approximately $885,000 and $2.8 million of the increase related to the specific write down of one land development loan in Florida placed on non accrual during the first quarter of 2008.

•                  The TRS segment provision for loan losses (for RALs retained on balance sheet) was $772,000 for the quarter ended June 30, 2008 compared to a credit of $24,000 for the same period in 2007. For the six months ended June 30, 2008 and 2007, the TRS segment provision for loan losses was $8.2 million and $3.4 million. The year to date increase in estimated losses associated with RALs was primarily due the increased volume detailed above. For additional discussion the loan loss reserve estimates for TRS, see Footnote 3 “Loans and Allowance for Loans Losses” of Part I Item 1 “Financial Statements.”

•                  Non interest expenses increased $2.1 million, or 10%, and $12.8 million, or 29%, for the second quarter and six months ended June 30, 2008 compared to the same periods in 2007. Approximately $1.5 million and $12.0 million of the increases were related to TRS and were driven by the significant year-over-year growth in the program as discussed throughout. Despite continued banking center expansion, non interest expenses within the Banking segment increased only 2% year-over-year.

BUSINESS SEGMENT COMPOSITION

As of June 30, 2008, the Company was divided into three distinct business operating segments: Banking, Tax Refund Solutions and Mortgage Banking. Net income, total assets and net interest margin by segment for the three and six month periods ended June 30, 2008 and 2007 are presented below:

	Three Months Ended June 30, 2008
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$5,458	$648	$317	$6,423
Segment assets	3,032,078	9,445	11,686	3,053,209
Net interest margin	3.91%	NM	NM	3.99%

	Three Months Ended June 30, 2007
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$4,737	$1,099	$133	$5,969
Segment assets	3,084,284	5,468	16,495	3,106,247
Net interest margin	2.88%	NM	NM	3.02%

	Six Months Ended June 30, 2008
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$10,287	$17,198	$1,061	$28,546
Segment assets	3,032,078	9,445	11,686	3,053,209
Net interest margin	3.56%	NM	NM	4.82%

	Six Months Ended June 30, 2007
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income (loss)	$8,694	$5,321	$260	$14,275
Segment assets	3,084,284	5,468	16,495	3,106,247
Net interest margin	2.91%	NM	NM	3.38%

(I)  Banking

Currently, Republic has a total of 44 full-service banking centers with 36 located in Kentucky, three in southern Indiana and five in metropolitan Tampa, Florida. RB&T’s primary market areas are located in metropolitan Louisville, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington, Florence, Fort Wright and Independence. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in Hudson, New Port Richey, Palm Harbor, Port Richey and Temple Terrace, Florida.

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

(II)  Tax Refund Solutions (“TRS”)

RB&T, though its TRS business segment, is one of a limited number of financial institutions which facilitate the payment of federal and state tax refunds through third party tax-preparers located throughout the U.S. Substantially all of the business generated by TRS occurs in the first quarter of the year. The Company facilitates the payment of these tax refunds through three primary products: RALs, ERCs and ERDs.

ERCs/ERDs are products whereby a tax refund is issued to the taxpayer after RB&T has received the refund from the federal or state government. There is no credit risk or borrowing cost for the Company because ERCs/ERDs are only delivered to the taxpayer upon receipt of the refund directly from the Internal Revenue Service (“IRS”). Fees earned on ERCs/ERDs are reported in non interest income under the line item “Electronic refund check fees.”

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

While the loan application form is completed by the taxpayer in the tax preparer’s office, the credit criteria is established by the Company and the underwriting decision is made by the Company. The Company reviews and evaluates all tax returns to determine the likelihood of IRS payment. If any attribute of the tax return appears to fall outside of predetermined parameters, the Company will not originate the RAL.

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting funds associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud. At March 31st of each year, with adjustments each quarter end thereafter, the Company reserves for its estimated RAL losses based on current year and historical funding patterns and based on information received from the IRS on current year payment processing. The Company applies its loss estimates to both RALs retained on balance sheet and to securitized RALs. The Company applies loss estimates to securitized RALs because the securitization residual is valued based on the future expected cash flows of the securitization, which is significantly influenced by the anticipated credit losses of the underlying RALs. Estimated losses related to securitized RALs are recorded in non interest income as a reduction to “Net RAL securitization income.”

For additional discussion the loan loss reserve estimates for TRS see Footnote 3 “Loans and Allowance for Loans Losses” of Part I Item 1 “Financial Statements.” Footnote 3 contains detailed tables illustrating the effect on the 2008 provision for loan losses of TRS and the 2008 net RAL securitization income of TRS if final losses of RALs retained on balance sheet and RALs securitized by the Company differ from the Company’s current estimates by as much as 25 basis points higher or lower (not exceeding the current uncollected percentage).

The overall earnings reported for the TRS segment are highly dependent upon the Company’s loss estimates for RALs retained on balance sheet and securitized RALs. The Company believes that based on information currently available, it has provided the appropriate amount of reserves for losses associated with RALs. The possibility remains, however, that payments from the IRS throughout the remainder of the year could differ from what the Company estimated causing an adjustment to the Company’s previous allowance for loan losses and residual interest trading security.

Subsequent to the first quarter of 2008, the results of operations for the TRS segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated residual interest and estimated provision for loan losses as estimated results become final.

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

During the first quarters of 2008 and 2007, respectively, the securitization consisted of a total of $1.1 billion and $350 million of RALs originated and sold. The Company’s continuing involvement in RALs sold into the securitization was limited to only servicing of the RALs. Compensation for servicing of the RALs securitized was not contingent upon performance of the RALs securitized.

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

See the section titled “Results of Operations” in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 3 “Loans and Allowance for Loans Losses,” Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Part I Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

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

See additional detail regarding Mortgage Banking under Footnote 9 “Segment Information” of Item 1 “Financial Statements.”

RESULTS OF OPERATIONS

Tax Refund Solutions (“TRS”)

The total volume of tax return refunds processed during the 2008 tax season increased $3.9 billion, or 270%, over the same period in 2007. The Company originated $1.8 billion in RALs during 2008 compared to $577 million for the same period in 2007. Total ERC/ERD volume was $3.6 billion during 2008 compared to $866 million for the same period in 2007. The substantial growth at TRS primarily resulted from successful sales efforts to independent tax preparers and the previously disclosed Jackson Hewitt contracts signed in the latter half of 2007. These new contract opportunities became available to Republic with the announced exiting of the business in early 2007 by a large competitor of Republic.

For the past three years, the Company implemented a RAL securitization to provide an alternative liquidity vehicle to supplement brokered deposits. In addition to providing an additional funding source, the purpose of the securitization was to reduce the impact to regulatory capital of the RAL portfolio, helping ensure the Company was able to maintain well-capitalized status. Approximately $1.1 billion and $350 million in RALs were sold through the securitization during the first quarters of 2008 and 2007. The Company used brokered deposits and overnight borrowing lines to fund the RALs that were retained on-balance sheet.

During 2008, TRS earned $19.3 million in net RAL fee income, compared to $6.0 million for the same period in 2007. TRS also earned $16.9 million in net ERC/ ERD revenue during 2008 compared to $4.1 million for the same period in 2007. Net RAL securitization income increased $9.2 million, or 248%, to $12.9 million as of June 30, 2008 compared to $3.7 million for the same period in 2007. All of these increases were attributed to an increase in volume detailed throughout this document.

Total tax refund volume for 2008 increased 270% over 2007. Overall segment net income increased $11.9 million, or 223%, compared to the same period due to the increase in volume discussed above, as well as lower estimated losses, lower confirmed fraud losses and a decline in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts offset by the increase in non interest expenses.

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting funds associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud. At March 31st each year, with adjustments each quarter end thereafter, the Company reserves for its estimated RAL losses based on current year and historical funding patterns and based on information received from the IRS on current year payment processing. The Company applies its loss estimates to both RALs retained on balance sheet and to securitized RALs. The Company applies loss estimates to securitized RALs because the securitization residual is valued based on the future expected cash flows of the securitization, which is significantly influenced by the anticipated credit losses of the underlying RALs. Estimated losses related to securitized RALs are recorded as a reduction to Net RAL securitization income.

The overall earnings reported for the TRS segment are highly dependent upon the Company’s loss estimates for RALs retained on balance sheet and securitized RALs. The Company believes that based on information currently available, it has provided the appropriate amount of reserves for losses associated with RALs. The possibility remains, however, that payments from the IRS throughout the remainder of the year could differ from what the Company estimated causing an adjustment to the Company’s previous allowance for loan losses and residual interest trading security.

For additional discussion the loan loss reserve estimates for TRS see Footnote 3 “Loans and Allowance for Loans Losses” of Part I Item 1 “Financial Statements.” Footnote 3 contains detailed tables illustrating the effect on the 2008 provision for loan losses of TRS and the 2008 net RAL securitization income of TRS if final losses of RALs retained on balance sheet and RALs securitized by the Company differ from the Company’s current estimates by as much as 25 basis points higher or lower (not exceeding the current uncollected percentage).

Subsequent to the first quarter of 2008, the results of operations for the TRS segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated residual interest and estimated provision for loan losses as actual results become final.

Detail of Net RAL securitization income follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007

Net gain on sale of RALs	$(57)	$474	$8,313	$2,256
Increase in securitization residual	343	621	4,560	1,446
Net RAL securitization income	$286	$1,095	$12,873	$3,702

See the section titled “Business Segment Composition” in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Footnote 3 “Loans and Allowance for Loan Losses,” Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Part I Item 1 “Financial Statements” and Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization.

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

For the second quarter of 2008, net interest income was $29.3 million, an increase of $7.3 million, or 33%, over the second quarter of 2007. The Company experienced a $7.4 million, or 35%, increase in net interest income within the traditional Banking segment primarily related to a significant reduction in the Company’s cost of funds resulting from declining short-term interest rates in combination with an overall “steepening” of the yield curve.

As illustrated in Table 3, for the second quarter of 2008 compared to 2007, the Company was able to increase its net interest income primarily through the decline in rates on deposits and borrowings which reprice with short-term indices. For the second quarter of 2008, the Company’s net interest spread improved 114 basis points over the second quarter of 2007 while net interest margin improved 97 basis points for the same period.

For the first six months of 2008, net interest income was $73.9 million, an increase of $24.6 million, or 50%, over the same period in 2007. The previously discussed growth in RAL volume was a significant factor in the Company’s increase in net interest income, as TRS contributed $13.2 million to this category. The traditional Banking segment also realized an $11.4 million, or 27%, increase over the first six months of 2007. As with the second quarter, the Banking segment also benefited from declining short-term interest rates in combination with an overall “steepening” of the yield curve.

The Company’s net interest spread increased 153 basis points to 4.28% for six months ended June 30, 2008 compared to the same period in 2007. The Company’s net interest margin increased 144 basis points to 4.82% for the same period. As previously discussed, the increase was tied to the increased RAL volume, as well as recent decreases in the Federal Funds Target rate. From September 2007 through the end of the year, the Federal Open Markets Committee (“FOMC”) of the Federal Reserve Bank (“FRB”) lowered the Federal Funds Target rate by 100 basis points. During the first and second quarters of 2008, the FOMC dropped rates another 200 basis points and 25 basis points, respectively, ending the period with a Federal Funds Target rate at 2.00%. The Federal Funds Target rate is an index which many of the Company’s short-term deposit rates track. Because the Company’s interest bearing liabilities continue to be more sensitive to interest rate movements than its assets, the decreases in the Federal Funds Target rate have significantly benefited the Company’s net interest income and net interest margin since the fourth quarter of 2007.

The Company believes that any further rate reductions of the Federal Funds Target rate by the FOMC would continue to benefit the Company’s net interest income and net interest margin in the short-term. However, the general lack of liquidity in the wholesale markets has caused a large part of the Company’s incremental funding costs to increase – a trend that will likely begin to offset some of the positive impact to the Company’s net interest margin it has received from declining short-term rates. In addition, paydowns in the Company’s loan and investment portfolios will also possibly begin causing compression in Republic’s net interest income and net interest margin, as the cash received from these paydowns will likely be reinvested at a lower yield. Any increases in the Federal Funds Target Rate will cause compression to the Company’s net interest income and net interest margin.

The Company is unable to precisely determine the ultimate impact to the Company’s net interest spread and margin in the future resulting from FOMC rate cuts or increases because of factors such as consumer demand for the Company’s products and overall need for liquidity, among many others.

For additional information on the past effect of rising short-term interest rates on Republic’s net interest income, see section titled “Volume/Rate Variance Analysis” in this section of the document. For additional information on the potential future effect of rising short-term interest rates on Republic’s net interest income, see section titled “Interest Rate Sensitivity” in this section of the document. For additional discussion regarding the securitization, see the section titled “Tax Refund Solutions” in this section of the document and Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Item 1 “Financial Statements.”

Table 1 and Table 2 provide detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three and six month periods ended June 30, 2008 and 2007. Table 3 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 1 – Average Balance Sheets and Interest Rates for the Three Months Ended June 30, 2008 and 2007

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Taxable investment securities(1)	$560,496	$6,819	4.87%	$581,602	$7,471	5.14%
Tax exempt investment securities(4)	1,826	21	7.08	1,783	26	8.97
Federal funds sold and other	7,661	71	3.71	4,378	59	5.39
Loans and fees(2)(3)	2,361,208	38,762	6.57	2,326,645	40,377	6.94
Total earning assets	2,931,191	45,673	6.23	2,914,408	47,933	6.58
Less: Allowance for loan losses	15,558			11,460

Non-earning assets:
Cash and cash equivalents	57,261			58,756
Premises and equipment, net	39,875			35,708
Other assets(1)	42,854			43,040
Total assets	$3,055,623			$3,042,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$236,502	$210	0.36%	$224,569	$400	0.71%
Money market accounts	584,916	2,427	1.66	539,405	5,688	4.22
Time deposits	433,737	4,243	3.91	496,306	5,509	4.44
Brokered deposits	105,663	1,129	4.27	123,592	1,549	5.01
Total deposits	1,360,818	8,009	2.35	1,383,872	13,146	3.80

Repurchase agreements and other short-term borrowings	363,485	1,416	1.56	448,865	5,233	4.66
Federal Home Loan Bank advances	675,918	6,348	3.76	603,860	6,918	4.58
Subordinated note	41,240	627	6.08	41,240	627	6.08
Total interest-bearing liabilities	2,441,461	16,400	2.69	2,477,837	25,924	4.18

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	301,421			286,827
Other liabilities	46,593			31,007
Stockholders’ equity	266,148			244,781
Total liabilities and stockholders’ equity	$3,055,623			$3,040,452

Net interest income		$29,273			$22,009

Net interest spread			3.54%			2.40%

Net interest margin			3.99%			3.02%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $2.2 million and $1.7 million for the three months ended June 30, 2008 and 2007.

(3)	Average balances for loans include the principal balance of non accrual loans.

(4)	Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

Table 2 – Average Balance Sheets and Interest Rates for the Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Taxable investment securities(1)	$591,591	$15,868	5.36%	$579,678	$15,105	5.21%
Tax exempt investment securities(4)	1,805	45	7.67	1,783	53	9.15
Federal funds sold and other	63,617	978	3.07	7,306	202	5.53
Loans and fees(2)(3)	2,412,149	96,542	8.00	2,330,078	84,999	7.30
Total earning assets	3,069,162	113,433	7.39	2,918,845	100,359	6.88
Less: Allowance for loan losses	15,819			12,040

Non-earning assets:
Cash and cash equivalents	94,656			61,477
Premises and equipment, net	39,880			35,631
Other assets(1)	36,695			41,750
Total assets	$3,224,574			$3,045,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$231,221	$504	0.44%	$223,739	$765	0.68%
Money market accounts	603,258	6,543	2.17	532,227	11,121	4.18
Time deposits	436,229	9,053	4.15	495,003	10,773	4.35
Brokered deposits	249,941	6,210	4.97	134,478	3,338	4.96
Total deposits	1,520,649	22,310	2.93	1,385,447	25,997	3.75

Repurchase agreements and other short-term borrowings	384,350	4,183	2.18	440,826	10,143	4.60
Federal Home Loan Bank advances	597,778	11,785	3.94	605,608	13,714	4.53
Subordinated note	41,240	1,254	6.08	41,240	1,247	6.05
Total interest-bearing liabilities	2,554,017	39,532	3.11	2,473,121	51,101	4.13

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	368,649			296,947
Other liabilities	51,416			33,598
Stockholders’ equity	260,492			241,997
Total liabilities and stockholders’ equity	$3,224,574			$3,045,663

Net interest income		$73,901			$49,258

Net interest spread			4.28%			2.75%

Net interest margin			4.82%			3.38%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $21.6 million and $8.0 million for the three months ended June 30, 2008 and 2007.

(3)	Average balances for loans include the principal balance of non accrual loans.

(4)	Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

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

Table 3 – Volume/Rate Variance Analysis

	Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007			Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
		Increase/(Decrease) Due to			Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$(652)	$(265)	$(387)	$763	$314	$449
Tax exempt investment securities	(6)	1	(7)	(8)	1	(9)
Federal funds sold and other	13	36	(23)	776	904	(128)
Loans and fees	(1,615)	1,157	(2,772)	11,543	6,659	4,884

Net change in interest income	(2,260)	929	(3,189)	13,074	7,878	5,196

Interest expense:

Transaction accounts	(190)	20	(210)	(261)	25	(286)
Money market accounts	(3,261)	444	(3,705)	(4,578)	1,329	(5,907)
Time deposits	(1,266)	(652)	(614)	(1,721)	(1,237)	(484)
Brokered deposits	(420)	(208)	(212)	2,873	2,870	3
Repurchase agreements and other short-term borrowings	(3,817)	(848)	(2,969)	(5,960)	(1,166)	(4,794)
Federal Home Loan Bank advances	(570)	766	(1,336)	(1,929)	(175)	(1,754)
Subordinated note	—	—	—	7	—	7

Net change in interest expense	(9,524)	(478)	(9,046)	(11,569)	1,646	(13,215)

Net change in net interest income	$7,264	$1,407	$5,857	$24,643	$6,232	$18,411

Non interest Income

Non interest income declined $1.3 million, or 14%, for the second quarter of 2008 compared to the second quarter of 2007. For the first six months of 2008 non interest income increased $20.5 million, or 98%, compared to the same period in 2007.

Service charges on deposit accounts increased $275,000, or 6%, for the second quarter of 2008 and $668,000, or 8%, for the first six months of 2008 as compared to the same periods in 2007. The increase for both the quarter and six months was primarily due to growth in the Company’s checking account base in conjunction with growth in the Bank’s “Overdraft Honor” program, which permits selected customers to overdraft their accounts up to a predetermined dollar amount (up to a maximum of $1,000) for the Bank’s customary overdraft fee. The Company also increased its overdraft fee by 7% in April of 2008. Included in service charges on deposits are net per item net overdraft fees of $3.5 million and $3.4 million for the second quarters of 2008 and 2007 and $6.7 million and $6.5 million for the first six months of 2008 and 2007.

For the second quarter and first six months of 2008, Electronic refund check (“ERC”) fees increased $2.3 million and $12.8 million. The increase in ERC fees for both the quarter and six months was attributable to an increase in volume.

For the second quarter of 2008, net RAL securitization income declined $809,000. The decline in net RAL securitization income related to positive revisions made during the second quarter of 2007 to the Company’s estimated future cash flows from the securitization residual as cash received within the residual were better than originally forecast during the first quarter of 2007. For the six months ended June 30, 2008, net RAL securitization income increased $9.2 million. The increase was attributable to the overall increase in volume at TRS during the season in combination with a lower estimated loss rate on underlying securitized RALs. The potential exists during the remainder of the year that the Company will further revise its estimate for future cash flows of the residual interest of the securitization based on the collectibility of the underlying securitized RALs. The Company believes the impact of these changes in estimate will be immaterial to the financial statements and will recognize any changes in subsequent quarters as they are realized.

For additional discussion the loan loss reserve estimates for TRS see Footnote 3 “Loans and Allowance for Loans Losses” of Part I Item 1 “Financial Statements.” Footnote 3 contains detailed tables illustrating the effect on the 2008 provision for loan losses of TRS and the 2008 net RAL securitization income of TRS if final losses of RALs retained on balance sheet and RALs securitized by the Company differ from the Company’s current estimates by as much as 25 basis points higher or lower (not exceeding the current uncollected percentage).

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

Mortgage Banking income increased $1.6 million during the six months ended June 30, 2008 compared to the same period in 2007. The increase was due primarily to a $1.9 million increase in net gain on sale of loans. Consistent with the decline in long-term rates during 2008, the Company experienced a $30 million increase in 15- and 30-year fixed rate loans that were sold into the secondary market during 2008. In addition, during 2008, the Company recognized a $300,000 gain related to the adoption of SAB 109 “Written Loan Commitments Recorded at Fair Value Through Earnings” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

The Company recognized a net loss on impairment of securities of $4.1 million during the first six months of 2008, as three investment securities were deemed to be other-than-temporarily impaired by the Company. Approximately $3.4 million of this loss was realized during the second quarter of 2008 as the Company determined that two non agency mortgage backed securities were other-than-temporarily impaired during the quarter. See additional discussion under the section titled “Investment Securities” in this section of the document, as well as Footnote 2 “Securities” of Item 1 “Financial Statements.”

Non interest Expenses

Non interest expenses increased $2.1 million, or 10%, for the quarter ended June 30, 2008 compared to the same period in 2007 due primarily to an increase in salaries and employee benefits combined with higher other expenses. Non interest expenses increased $12.8 million, or 29%, during the first six months of 2008 compared to the same period in 2007, due primarily to the same reasons.

Approximately $1.5 million of the second quarter increase was related to TRS and was driven by the significant year-over-year growth in the program. Within the Company’s traditional Banking segment, non interest expenses increased only $621,000, or 3%, for the second quarter of 2008 compared to 2007.

•                  With respect to the increase in non interest expense at TRS:

•                  TRS salaries and employee benefits increased $988,000 consistent with annual merit increases, increased permanent staffing, increased seasonal contract labor staffing, and increased incentive compensation accruals.

•                  TRS occupancy and equipment expense increased $315,000 primarily due to higher leased and rented equipment and facility rent expense, as the Company expanded its infrastructure to accommodate the anticipated increase in volume.

•                  Other expenses at TRS increased $143,000 primarily due to expenses such as routine professional fees, fraud detection and identification verification, and correspondent banking relationships. Included in professional fees is the annual review of the RAL underwriting by a third party consultant and routine annual audits of tax preparation offices nationwide.

•                  With respect to the change in non interest expense associated with the Company’s traditional Banking segment:

•                  Salaries and employee benefits increased $318,000 due primarily to higher costs associated with the Company’s health insurance.

•                  Occupancy and equipment increased $150,000 primarily due to growth in the Company’s infrastructure and banking center network, as well as increased leasing costs and service agreements for the Company’s technology and operating systems.

•                  Other expense increased $291,000 with approximately one half of the increase attributable to the reimbursement of foreign ATM fees to the Company’s “BreakFree” and “Ultimate” checking account clients.

Approximately $11.9 million of the year to date increase was related to TRS and was also driven by the significant year-over-year growth in the program. Within the Company’s traditional Banking segment, non interest expenses increased only $829,000, or 2% for the six months ended June 30, 2008.

•                  With respect to the increase in non interest expense at TRS:

•                  TRS salaries and employee benefits increased $3.1 million consistent with annual merit increases, increased permanent staffing, increased seasonal contract labor staffing, and increased incentive compensation accruals.

•                  TRS occupancy and equipment expense increased $614,000 primarily due to higher leased and rented equipment and facility rent expense, as the Company expanded its infrastructure to accommodate the anticipated increase in volume.

•                  TRS marketing and development expense increased $6.1 million due to expenses associated with the Program and Technology Agreements related to the Jackson Hewitt relationship.

•                  TRS telephone and postage expense increased $202,000 consistent with the overall growth in the program.

•                  TRS office supplies increased $118,000 consistent with the overall growth in the program and increased printed materials.

•                  Other expenses at TRS increased $1.8 million primarily due to expenses such as routine professional fees, fraud detection and identification verification, and correspondent banking relationships. Included in professional fees is the annual review of the RAL underwriting by a third party consultant and routine annual audits of tax preparation offices nationwide.

•                  With respect to the change in non interest expense associated with the Company’s traditional Banking segment:

•                  Salaries and employee benefits increased $332,000 due primarily to higher costs associated with the Company’s health insurance.

•                  Occupancy and equipment increased $474,000 primarily due to growth in the Company’s infrastructure and banking center network, as well as increased leasing costs and service agreements for the Company’s technology and operating systems.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2008 AND DECEMBER 31, 2007

Investment Securities

Securities available for sale primarily consists of U.S. Treasury and U.S. Government Agency obligations, including agency mortgage backed securities (“MBSs”), agency collateralized mortgage obligations (“CMOs”), non agency mortgage backed and other non agency mortgage-related securities and FHLMC preferred stock. The agency MBSs primarily consist of hybrid mortgage securities, as well as other adjustable rate mortgage securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”). Agency CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Company primarily uses the securities portfolio as collateral for securities sold under agreements to repurchase (“repurchase agreements”) and to mitigate its risk position from rising interest rates. Strategies for the securities portfolio may also be influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

During the first six months of 2008, Republic purchased $1.3 billion in securities and had maturities and calls of $1.3 billion. All of the securities purchased were agency discount notes, which the Company utilized primarily for collateral purposes. The weighted average yield on these discount notes was 3.01% with an average term of 2 days. Substantially all of the cash received from the maturities and calls of the investment securities that was not reinvested into discount notes was utilized to pay down advances from the Federal Home Loan Bank.

The Company recognized a net loss on impairment of securities of $4.1 million during the first six months of 2008, as three investment securities were determined to be other-than-temporarily impaired. In addition, subsequent to June 30, 2008, the fair market value of the Company’s FHLMC stock declined significantly below the Company’s carrying value. The significant decline in value was due to the uncertainty surrounding the on-going viability of FHLMC. If the fair value does not recover significantly prior to September 30, 2008, the Company will record another impairment charge during the third quarter. See additional discussion under Footnote 2 “ Securities” of Part I Item 1 “Financial Statements.”

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, decreased by $54 million during the first six months of 2008 to $2.3 billion at June 30, 2008. While commercial and home equity loans increased $14 million and $9 million during the first six months of 2008, the Company experienced a decline of $31 million, $16 million and $25 million in the residential real estate, commercial real estate and real estate construction loan portfolios, respectively. Generally, the overall decline was due to higher pricing requirements implemented by the Company which effectively shifted 1-4 family real estate loan volume into secondary market products or to other financial institutions with lower offering rates. In addition, the Company implemented stricter underwriting standards due to the deterioration in the real estate markets which, in combination with higher pricing strategies, caused overall origination volume to decrease significantly during the first six months of 2008. The Company currently expects to maintain these pricing and underwriting strategies through the remainder of 2008 and, as a result, does not anticipate loan growth during the second half of the year.

The decrease in commercial real estate from December 31, 2007 to June 30, 2008 primarily related to stricter underwriting guidelines adopted by the Company. At June 30, 2008, commercial real estate loans comprised 27% of the total gross loan portfolio and were concentrated primarily within the Bank’s existing markets. These loans are principally secured by multi-family investment properties, single family developments, medical facilities, small business owner occupied offices, retail properties and hotels. These loans typically have interest rates that are initially fixed for one to ten years with the remainder of the loan term subject to repricing based on various market indices. In order to reduce the negative effect of refinance activity within the portfolio during a declining interest rate environment, the Company requires an early termination penalty on substantially all commercial real estate loans for a portion of the fixed term period. The Bank’s underwriting standards typically include personal guarantees on most commercial real estate loans. Overall, commercial real estate loans decreased $16 million, or 2%, from December 31, 2007.

Similar to commercial real estate loans, residential real estate loans that are not sold into the secondary market typically have fixed interest rate periods of one to ten years with the remainder of the loan term subject to repricing based on various market indices. These loans also typically carry early termination penalties during a portion of their fixed rate periods in order to lessen the overall negative effect to the Company of refinancing in a declining interest rate environment. To increase its competitiveness within its markets, Republic offered closing costs at $599 since late 2007. Overall, residential real estate loans decreased $31 million, or 3%, from December 31, 2007. Consistent with the steepening of the yield curve during 2008, the Company maintained a higher spread on its adjustable rate product offerings effectively driving consumer demand to 15 and 30-year fixed secondary market loan products.

Within the real estate loan construction category, the Company substantially exited a relationship during the first quarter in which it originated construction loans on a national basis through a building material supplier. In addition to being secured by the underlying collateral, these loans contained a guarantee from a related party of the building material supplier. The Company chose to exit this relationship due to the economic uncertainty in the national residential real estate market. Exiting this relationship resulted in a reduction of approximately $21 million with the real estate loan construction category.

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses as a percent of total loans increased to 0.77% at June 30, 2008 compared to 0.53% at December 31, 2007. In general, the increase in the allowance for loan losses as a percentage of total loans was primarily attributable to additional reserves recorded based on the increase in past due, non-performing and classified loans. The Company believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2008.

The Company recorded a provision for loan losses of $14.1 million for the six months ended June 30, 2008, compared to a provision of $3.8 million for the same period in 2007. Included in the provision for loan losses for 2008 and 2007 was $8.2 million and $3.4 million for net estimated losses associated with RALs retained on-balance sheet. The increase in estimated losses associated with RALs was primarily due the increased volume offset by lower confirmed fraud and a decline in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts.

The Banking segment provision for loan losses was $5.9 million for the six months ended June 30, 2008 compared to $380,000 or the same period in 2007. In general, the increase in the allowance for loan losses was primarily attributable to reserves required for the increase in classified, delinquent and non performing loans and an adjustment to several qualitative factors within the allowance calculation as a result of generally deteriorating real estate market conditions. Approximately $2.8 million of the increase was related to one land development loan in Florida placed on non accrual during the first quarter of 2008.

The Company recorded a provision for loan losses of $3.6 million for the second quarter 2008, compared to a provision of $147,000 for the same period in 2007. Included in the provision for loan losses for 2008 and 2007 was $772,000 and a credit of $24,000 for net estimated losses associated with RALs retained on-balance sheet.

The Banking segment provision for loan losses was $2.9 million for the second quarter of 2008 compared to $171,000 for the same period in 2007. In general, the increase in the allowance for loan losses was primarily attributable to reserves required for the increase in classified, delinquent and non performing loans and an adjustment to several qualitative factors within the allowance calculation as a result of generally deteriorating real estate market conditions. Approximately $885,000 of the increase was related to one land development loan in Florida placed on non accrual during the first quarter of 2008.

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

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 4 – Summary of Loan Loss Experience

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Allowance for loan losses at beginning of period	$15,025	$11,487	$12,735	$11,218
Charge offs:
Real Estate:
Residential	(221)	(133)	(767)	(195)
Commercial	(26)	(80)	(26)	(80)
Construction	(71)	—	(71)	(1)
Commercial	(62)	—	(62)	(18)
Consumer	(402)	(448)	(852)	(605)
Home Equity	(152)	(26)	(216)	(54)
Tax Refund Solutions	—	(409)	(7,873)	(4,240)
Total	(934)	(1,096)	(9,867)	(5,193)
Recoveries:
Real Estate:
Residential	65	52	107	183
Commercial	9	14	27	25
Construction	—	—	—	1
Commercial	2	2	5	54
Consumer	106	112	225	235
Home Equity	19	6	23	14
Tax Refund Solutions	74	433	612	793
Total	275	619	999	1,305

Net loan charge offs/recoveries	(659)	(477)	(8,868)	(3,888)
Provision for loan losses	3,629	147	14,128	3,827
Allowance for loan losses at end of period	$17,995	$11,157	$17,995	$11,157

Ratios:
Allowance for loan losses to total loans	0.77%	0.48%	0.77%	0.48%
Allowance for loan losses to non performing loans	94	120	94	120
Annualized net loan charge offs to average loans outstanding - Total Company	0.11	0.08	0.74	0.33
Annualized net loan charge offs to average loans outstanding - Traditional Banking Segment	0.12	0.06	0.13	0.04

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

Consumer loans, exclusive of RALs, are not placed on non-accrual status but are reviewed periodically and charged off when the loans reach 120 days past due or at any point the loan is deemed uncollectible. RALs traditionally undergo a review in March and July of each year and those RALs deemed uncollectible are charged off against the allowance for loan losses.

Total non performing loans to total loans increased to 0.82% at June 30, 2008, from 0.40% at December 31, 2007, as the total balance of non performing loans increased by $9.5 million for the same period. Approximately $7.2 million of the increase relates to one large land development loan in Florida. During the first six months of 2008, the Company recorded a $2.8 million provision for loan loss directly related to the non performing loan noted above.

The remainder of the increase within the non performing loan category was substantially concentrated within the residential real estate and construction categories. Republic is generally well secured on these loans. As such, the Company does not anticipate a substantial increase in losses resulting from the current rise in the level of these non-performing loans at this time.

Table 5 – Non Performing Loans and Non Performing Assets

(dollars in thousands)	June 30, 2008	December 31, 2007

Loans on non-accrual status(1)	$17,688	$8,303
Loans past due 90 days or more and still on accrual	1,476	1,318
Total non-performing loans	19,164	9,621
Other real estate owned	2,160	795
Total non-performing assets	$21,324	$10,416
Non-performing loans to total loans	0.82%	0.40%
Non-performing assets to total loans	0.91	0.43

(1)	Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Republic defines impaired loans to be those commercial loans that the Company has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $15.1 million at June 30, 2008 compared to $6.4 million at December 31, 2007. The increase in impaired loans primarily related to one land development loan in Florida that was placed on non accrual during the first quarter of 2008.

Deposits

Total deposits declined $340 million from December 31, 2007 to June 30, 2008 to $1.6 billion. Interest-bearing deposits decreased $354 million, or 21%, while non interest-bearing deposits increased $14 million, or 5%, from December 31, 2007 to June 30, 2008. The decrease in interest-bearing accounts occurred primarily in the money market and brokered deposit categories. The increase in non interest bearing deposits primarily related to the increase in mortgage escrow balances. A substantial portion of these balances are paid out during the fourth quarter of each year. Subsequent to year end, the balances in the escrow accounts trend upwards, consistent with borrower payments.

As expected, the Company experienced a $75 million decline in one money market commercial relationship, as the client elected to move their funds from the Bank to higher yielding investment alternatives. Brokered deposits decreased $292 million during 2008 to $80 million at June 30, 2008. During the fourth quarter of 2007, the Company acquired approximately $272 million in brokered deposits to be utilized in the first quarter of 2008 to fund RALs. These deposits had a weighted average cost of 5.09% with an average maturity of 92 days. The Company also called $56 million of brokered CDs with a weighted average interest rate of 5.40% during the first quarter of 2008. The Company replaced these brokered deposits as they matured during the first quarter of 2008 with FHLB advances.

In addition to the brokered deposits obtained during the fourth quarter of 2007, the Company also obtained $200 million in brokered deposits during January of 2008 to fund the RAL program. These brokered deposits had a three month maturity and a weighted average rate of 4.95%. The Company replaced these brokered deposits with advances from the FHLB.

During the second quarter of 2008, the Company entered into a relationship with a large broker to obtain brokered money market deposits indexed to the three month libor plus 0.25%. As of June 30, 2008, the Company had $29 million in funds from this relationship. The Company anticipates the balance of these funds will likely reach $50 million by September 30, 2008, with the long-term potential to grow to approximately $100 million if the Company deems market conditions to be favorable.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings declined $68 million during 2008. The majority of the repurchase accounts are large treasury management transaction relationships with normal recurring large fluctuations in account balances. All of these accounts require security collateral on behalf of Republic. The substantial majority of these accounts are indexed to immediately repricing indices such as the Federal Funds target rate. Based on the transactional nature of the Company’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

Federal Home Loan Bank Advances

FHLB advances increased $271 million to $750 million at June 30, 2008. The increase primarily occurred as the Company replaced maturing brokered deposits with FHLB advances.

Approximately $150 million of the FHLB advances at June 30, 2008 and December 31, 2007 were putable advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years. To moderate the continued contraction on its margin, during March of 2007 the Company refinanced $100 million in overnight borrowings from the FHLB with an approximate cost of 5.25% into a 10-year fixed rate advance with a 3-year put option at an average cost of 4.39%. At the end of the three year period, the FHLB has the right to require the Company to pay off the advances at no penalty. The weighted average coupon on all of the Company’s putable advances at June 30, 2008 was 4.51%. Based on market conditions at this time, the Company does not believe that any of its putable advances are likely to be put back to the Company in the short-term by the FHLB.

Liquidity

The Company’s 2008 RAL program required significantly more liquidity than in prior tax seasons. In addition to the new business gained through the Jackson Hewitt relationship, the Company also experienced significant growth through its independent tax-preparer customer base during the first quarter of 2008. The Company utilized a securitization structure once again in 2008 to fund a significant portion of the RAL portfolio. Brokered deposits were utilized to fund all RALs not funded through the securitization structure. In March of 2008, the Company replaced approximately $328 million in matured brokered CDs with FHLB advances.

The Company is significantly leveraged and had a loan to deposit ratio of 144% at June 30, 2008 and 122% at December 31, 2007. Traditionally, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At June 30, 2008 and December 31, 2007, Republic had available collateral to borrow an additional $200 million and $545 million, respectively from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $227 million available through various other financial institutions as of June 30, 2008. If the Company were to lose a significant funding source, such as a few major depositors, or any of its lines of credit were canceled, or if the Company cannot obtain brokered deposits, the Company would be forced to offer above market deposit interest rates to raise funding.

Republic maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell certain securities, which is limited due to the level of securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At June 30, 2008 and December 31, 2007, these securities had a fair market value of $458 million and $520 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed.

At June 30, 2008, the Company had approximately $264 million in Premier First money market accounts, which is the Bank’s primary product offering for medium to large business customers. These accounts do not require collateral by Republic, and as such, cash from these accounts can be utilized to fund the loan portfolio. The 25 largest Premier first relationships represent approximately $114 million of the total balance. If any of these balances are moved from the Bank, the Company would likely utilize overnight borrowings in the short-term to replace the balances. One relationship elected to move $75 million in balances away from the Company during the 2008, as more favorable investment alternatives became available to the client. On a longer-term basis, the Company would likely utilize brokered deposits to replace the balances. Based on past experience with brokered deposits, the Company believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the deposits they replace, potentially decreasing the Company’s earnings.

The Company’s liquidity risk is increased significantly during the first quarter of each year due to the RAL program. The Company has committed to its electronic filers and tax-preparer base that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to estimate liquidity needs for the RAL program well in advance of the tax season. If the Company materially overestimates the need for liquidity during the tax season, a significant expense could be incurred with no offsetting revenue stream. If the Company materially underestimates the need for liquidity during the tax season, the Bank could experience a significant shortfall of cash needed to fund RALs and could potentially be required to stop originating new RALs.

The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Federal and state regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At June 30, 2008, RB&T could, without prior approval, declare dividends of approximately $63 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

Capital

Total stockholders’ equity increased from $249 million at December 31, 2007 to $271 million at June 30, 2008. The increase in stockholders’ equity was primarily attributable to net income earned during 2008 reduced by cash dividends declared.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the Federal Reserve and FDIC. Republic’s average capital to average assets ratio was 8.08% at June 30, 2008 compared to 7.86% at December 31, 2007. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., was formed and issued $40 million in Trust Preferred Securities (“TPS”). The TPS pay a fixed interest rate for ten years and adjust with LIBOR thereafter. The TPS mature on September 30, 2035 and are redeemable at the Company’s option after ten years. The subordinated debentures are treated as Tier I Capital for regulatory purposes. The sole asset of RBCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the TPS. The subordinated debentures and the related interest expense, which are payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements. The proceeds obtained from the TPS offering have been and will continue to be utilized to fund loan growth, support an existing stock repurchase program and for other general business purposes including stock repurchases and the acquisition of GulfStream Community Bank in October of 2006.

The following table sets forth the Company’s risk based capital amounts and ratios as of June 30, 2008 and December 31, 2007:

Table 6 – Capital Ratios

	As of June 30, 2008 Actual		As of December 31, 2007 Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$320,671	15.85%	$290,155	13.90%
Republic Bank & Trust Co.	302,466	15.37	272,747	13.41
Republic Bank	13,034	25.96	13,296	23.70

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$302,676	14.96%	$277,420	13.29%
Republic Bank & Trust Co.	262,197	13.32	237,018	11.66
Republic Bank	12,406	24.71	12,840	22.89

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$302,676	9.94%	$277,420	8.75%
Republic Bank & Trust Co.	262,197	8.79	237,018	7.66
Republic Bank	12,406	16.72	12,840	16.59

Asset/Liability Management and Market Risk

Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards and achieve acceptable net interest income. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. The Company, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies. The Company considers interest rate risk to be Republic’s most significant market risk.

The interest sensitivity profile of Republic at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth and other factors.

Republic utilized an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are evaluated with the model. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve. These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve. As with the Company’s previous simulation models, the June 30, 2008 simulation analysis continues to indicate that an increase in interest rates would generally have a negative effect on net interest income and a decrease in interest rates would generally have a positive impact on net interest income. As the Company has continued to implement strategies to mitigate the negative impact of rising interest rates, these strategies have lessened the positive impact from declining interest rates and also reduced the Company’s forecasted “base case” net interest income in the event of no interest rate changes.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included under Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 1A. “Risk Factors.”

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except as disclosed in Item 4 of our amended Form 10-Q for the quarter ended March 31, 2008, filed on July 14, 2008.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2008 are included in the following table:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

April 1 – April 30	41,453		$19.88	—
May 1 – May 31	24,265		23.78	14,000
June 1 – June 30	—		—	—
Total	65,718	*	$21.06	14,000	89,053

* - Includes 51,718 shares received by the Company in connection with stock option exercises.

During the first six months of 2008, the Company repurchased 14,000 shares and there were 85,826 shares exchanged for stock option exercises. During the second quarter of 2007, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of an additional 300,000 shares from time to time, if market conditions are deemed favorable to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2008, the Company had 89,053 shares which could be repurchased under the current stock repurchase programs.

During the first six months of 2008, there were approximately 5,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by shareholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.        Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	Lease between Republic Bank & Trust Company and Teeco Properties, dated July 8, 2008, as amended, relating to 601 West Market Street, Louisville, KY

10.2	Lease between Republic Bank & Trust Company and Teeco Properties, dated July 8, 2008, as amended, relating to 601 West Market Street, Louisville, KY

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

August 5, 2008	By:	Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

August 5, 2008	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer