Form 10-Q/A
period 2008-03-31
REPUBLIC BANCORP INC /KY/
filed 2008-09-26
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2008, was 18,193,996 and 2,343,350, respectively.

EXPLANATORY NOTE

Republic Bancorp, Inc. (the “Company”) is filing this Amendment No. 2 (the “Second Amended Report”) to its Quarterly Report on Form 10-Q/A for its quarterly period ended March 31, 2008, originally filed with the U.S. Securities and Exchange Commission, (“SEC”), on May 12, 2008 (the “Original Filing”). This Amendment No. 2 revises the disclosure contained in Part 1 Item 4. “Controls and Procedures,” as set forth in Amendment No. 1.

The Company filed Amendment No. 1 (the “First Amended Report”) to its Original Filing for the quarterly period ended March 31, 2008, on July 14, 2008. The First Amended Report amended Part 1. Item 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect a restatement of the financial statements in connection with the Company’s previously disclosed miscalculation of product rebate accruals. As previously disclosed, this miscalculation caused an understatement of the previously reported net income for the first quarter ended March 31, 2008 by $2.3 million ($3.6 million pre-tax), or $0.11 per Class A diluted earnings per share. As a result of this miscalculation, interest income on loans, including fees was understated by $373,000 and electronic refund check fees (non interest income) was understated by $3.3 million.

As previously disclosed, subsequent to the date of the Original Filing, management concluded that it had miscalculated the accrual of rebate payments which the Company makes to third party technology and service providers in its Tax Refund Solutions segment. Historically, for every Tax Refund Solutions product for which the applicable taxing authority made a refund payment, the Company paid a rebate to the corresponding technology provider and service provider. With respect to the first quarter 2008 tax season, however, the Company entered into contracts with certain technology providers which did not involve corresponding service providers. Approximately 67% of the miscalculated amount related to accruals the Company mistakenly made for estimated amounts due to both a technology and a service provider, when the Company was contractually obligated to pay only a technology provider. The remaining portion of the miscalculation related to rebate accruals made for originated but unfunded products for which the Company expected to receive refund payments later in 2008 and, to a lesser extent, a duplication of rebate accruals for certain state related products.

The Company has not modified or updated disclosures presented in the Original Filing, as amended by Amendment No. 1, except as noted in Item 4. “Controls and Procedures.” Accordingly, this Second Amended Report does not reflect events occurring after the Original Filing, as amended by Amendment No. 1, or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing, as amended by Amendment No. 1.

This Second Amended Report includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 of the Sarbanes-Oxley Act of 2002.

PART I – FINANCIAL INFORMATION

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded at that time that these disclosure controls and procedures were effective as of the end of the period covered by this report, i.e. March 31, 2008. As discussed in the Explanatory Note to this Amended Report, however, subsequent to the Original Filing the Company identified a deficiency in the calculation of product rebates the Company pays to third party technology and service providers in its Tax Refund Solutions segment. As a result, our Chief Executive Officer and Chief Financial Officer have concluded subsequent to the Original Filing that our disclosure controls and procedures were not effective as of March 31, 2008.

Effective July 11, 2008 with the approval of the Company’s audit committee, management modified its internal control procedures for product rebates to remediate this deficiency and anticipates that such modified internal controls will operate effectively for the remainder of 2008 (to the extent required) and for each reporting period thereafter. Specifically, the Company has implemented procedures for the end of each reporting period in which separate individuals perform independent product rebate accrual calculations with a final reconciliation between the two calculations performed by the Company’s accounting function.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

September 26, 2008	By:	Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

September 26, 2008	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer