Form 10-Q
period 2008-09-30
REPUBLIC BANCORP INC /KY/
filed 2008-10-28
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 28, 2008, was 18,283,170 and 2,321,949, respectively.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	September 30,	December 31,
	2008	2007
ASSETS:

Cash and cash equivalents	$72,735	$86,177
Securities available for sale	495,340	528,750
Securities to be held to maturity (fair value of $51,218 in 2008 and $52,794 in 2007)	50,988	51,886
Mortgage loans held for sale	6,758	4,278
Loans, net of allowance for loan losses of $14,247 and $12,735 (2008 and 2007)	2,304,126	2,384,338
Federal Home Loan Bank stock, at cost	25,082	23,955
Premises and equipment, net	42,225	39,706
Goodwill	10,168	10,168
Other assets and accrued interest receivable	37,632	36,101

TOTAL ASSETS	$3,045,054	$3,165,359

LIABILITIES:

Deposits:
Non-interest-bearing	$279,260	$279,457
Interest-bearing	1,521,607	1,689,355
Total deposits	1,800,867	1,968,812

Securities sold under agreements to repurchase and other short-term borrowings	322,608	398,296
Federal Home Loan Bank advances	577,294	478,550
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	25,808	29,601

Total liabilities	2,767,817	2,916,499

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,875	4,821
Additional paid in capital	122,989	119,761
Retained earnings	148,907	124,616
Unearned shares in Employee Stock Ownership Plan	(126)	(519)
Accumulated other comprehensive income	592	181

Total stockholders’ equity	277,237	248,860

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,045,054	$3,165,359

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME:

Loans, including fees	$37,380	$40,702	$133,922	$125,701
Taxable securities	6,150	7,809	19,642	21,606
Tax exempt securities	6	23	51	76
Federal Home Loan Bank stock and other	391	499	3,745	2,009
Total interest income	43,927	49,033	157,360	149,392

INTEREST EXPENSE:

Deposits	7,931	14,257	30,241	40,254
Securities sold under agreements to repurchase and other short-term borrowings	1,439	4,799	5,622	14,942
Federal Home Loan Bank advances	6,077	7,678	17,862	21,392
Subordinated note	634	634	1,888	1,881
Total interest expense	16,081	27,368	55,613	78,469

NET INTEREST INCOME	27,846	21,665	101,747	70,923

Provision for loan losses	324	1,376	14,452	5,203

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,522	20,289	87,295	65,720

NON INTEREST INCOME:

Service charges on deposit accounts	5,117	4,870	14,595	13,680
Electronic refund check fees	738	77	17,668	4,189
Net RAL securitization income	157	11	13,030	3,713
Mortgage banking income	1,071	905	3,806	2,051
Debit card interchange fee income	1,194	1,105	3,589	3,216
Net loss on sales, calls and impairment of securities	(5,273)	—	(8,880)	—
Other	410	538	1,086	1,599
Total non interest income	3,414	7,506	44,894	28,448

NON INTEREST EXPENSES:

Salaries and employee benefits	12,611	11,051	39,726	34,703
Occupancy and equipment, net	4,878	4,461	14,304	12,795
Communication and transportation	1,024	859	3,246	2,561
Marketing and development	853	815	8,342	2,482
Bank franchise tax expense	599	629	2,025	1,922
Data processing	646	679	2,032	1,907
Debit card interchange expense	624	591	1,812	1,681
Supplies	328	391	1,257	1,299
Other	2,420	1,802	8,546	6,428
Total non interest expenses	23,983	21,278	81,290	65,778

INCOME BEFORE INCOME TAX EXPENSE	6,953	6,517	50,899	28,390
INCOME TAX EXPENSE	2,451	2,285	17,851	9,883
NET INCOME	$4,502	$4,232	$33,048	$18,507

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized loss on securities available for sale	$93	$1,898	$(5,661)	$1,293
Realized impairment loss on securities, net	3,428	—	6,072	—
Other comprehensive loss, net	3,521	1,898	411	1,293

COMPREHENISVE INCOME	$8,023	$6,130	$33,459	$19,800

BASIC EARNINGS PER SHARE:

Class A Commons Stock	$0.22	$0.21	$1.62	$0.91
Class B Common Stock	0.21	0.20	1.59	0.88

DILUTED EARNINGS PER SHARE:

Class A Commons Stock	$0.22	$0.21	$1.59	$0.88
Class B Common Stock	0.20	0.20	1.56	0.86

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

						Unearned	Accumulated
	Common Stock					Shares in	Other
	Class A	Class B		Additional		Empl. Stock	Comprehensive	Total
	Shares	Shares		Paid In	Retained	Ownership	Income /	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	(Loss)	Equity

Balance, January 1, 2008	17,958	2,344	$4,821	$119,761	$124,616	$(519)	$181	$248,860

Net income	—	—	—	—	33,048	—	—	33,048

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	411	411

Dividend declared Common Stock:
Class A ($0.352 per share)	—	—	—	—	(6,404)	—	—	(6,404)
Class B ($0.320 per share)	—	—	—	—	(746)	—	—	(746)

Stock options exercised, net of shares redeemed	284	—	58	2,695	(1,280)	—	—	1,473

Repurchase of Class A Common Stock	(19)	—	(4)	(112)	(327)	—	—	(443)

Conversion of Class B Common Stock to Class A Common Stock	22	(22)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	37	—	—	458	—	393	—	851

Notes receivable on Common Stock, net of cash payments	—	—	—	(377)	—	—	—	(377)

Deferred director compensation expense - Company Stock	1	—	—	111	—	—	—	111

Stock based compensation expense	—	—	—	453	—	—	—	453

Balance, September 30, 2008	18,283	2,322	$4,875	$122,989	$148,907	$(126)	$592	$277,237

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (in thousands)

	2008	2007
OPERATING ACTIVITIES
Net income	$33,048	$18,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	5,535	1,163
Federal Home Loan Bank stock dividends	(956)	(342)
Provision for loan losses	14,452	5,203
Net gain on sale of mortgage loans held for sale	(3,572)	(1,483)
Origination of mortgage loans held for sale	(196,150)	(169,124)
Proceeds from sale of mortgage loans held for sale	197,242	171,901
Net gain on sale of RALs	(8,313)	(2,261)
Increase in RAL securitization residual	(4,717)	(1,452)
Origination of RALs sold	(1,098,717)	(350,414)
Proceeds from sale of RALs	1,009,698	321,407
Paydown of securitization residual	106,776	33,701
Net realized loss on sales, calls and impairment of securities	8,880	—
Net (gain)/loss on sale of other real estate owned	5	(21)
Net gain on sale of premises and equipment	(43)	—
Deferred director compensation expense — Company Stock	111	118
Employee Stock Ownership Plan compensation expense	851	657
Stock based compensation expense	453	727
Net change in other assets and liabilities:
Accrued interest receivable	(3,160)	(3,228)
Accrued interest payable	(3,399)	(1,211)
Other assets	(3,657)	2,761
Other liabilities	(874)	1,737
Net cash provided by operating activities	53,493	28,346

INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,891,435)	(2,987,657)
Purchases of Federal Home Loan Bank stock	(531)	(502)
Proceeds from calls, maturities, sales and paydowns of securities available for sale	1,916,724	2,953,259
Proceeds from calls, maturities and paydowns of securities to be held to maturity	865	2,434
Proceeds from the sale of Federal Home Loan Bank stock	360	—
Proceeds from sales of other real estate owned	3,103	1,243
Net (increase) decrease in loans	61,143	(100,645)
Purchases of premises and equipment	(7,259)	(6,376)
Proceeds from sale of premises and equipment	848	—
Net cash provided by/(used in) investing activities	83,818	(138,244)

FINANCING ACTIVITIES:
Net change in deposits	(167,948)	41,584
Net change in securities sold under agreements to repurchase and other short-term borrowings	(75,688)	(48,603)
Payments on Federal Home Loan Bank advances	(123,256)	(293,135)
Proceeds from Federal Home Loan Bank advances	222,000	416,200
Repurchase of Common Stock	(443)	(9,299)
Net proceeds from Common Stock options exercised	1,473	1,284
Cash dividends paid	(6,891)	(6,072)
Net cash (used in)/provided by financing activities	(150,753)	101,959

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,442)	(7,939)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	86,177	81,613
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,735	$73,674

	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$59,012	$79,681
Income taxes	20,055	9,711

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$4,330	$777
Retained securitization residual	102,059	32,314

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – SEPTEMBER 30, 2008 AND 2007 (UNAUDITED) AND DECEMBER 31, 2007

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company (“RB&T”) and Republic Bank (collectively referred together with RB&T as the “Bank”), Republic Funding Company and Republic Invest Co. On August 15, 2008, the Company filed applications with the Office of Thrift Supervision to merge Republic Bank & Trust Company, a state chartered commercial bank, and Republic Bank, a federally chartered savings bank, into one federally chartered savings bank. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned, unconsolidated finance subsidiary of Republic Bancorp, Inc. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

Republic operates 45 banking centers, primarily in the retail banking industry, and conducts its operations predominately in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky, southern Indiana, metropolitan Tampa, Florida, metropolitan Cincinnati, Ohio and through an Internet banking delivery channel. Republic’s consolidated results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning assets represent securities and real estate mortgage, commercial and consumer loans. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, as well as short-term and long-term borrowing sources.

Other sources of banking income include service charges on deposit accounts, debit card interchange income, title insurance commissions, fees charged to customers for trust services and revenue generated from Mortgage Banking activities, which represents both the origination and sale of loans in the secondary market and the servicing of loans for others.

Republic’s operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, marketing and development expenses, bank franchise tax expense, data processing, debit card interchange expense and other general and administrative costs. Republic’s results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies and actions of regulatory agencies.

RB&T, though its Tax Refund Solutions (“TRS”) business segment, is one of a limited number of financial institutions which facilitates the payment of federal and state tax refunds through tax-preparers located throughout the U.S. Substantially all of the business generated by TRS occurs in the first quarter of the year. The Company facilitates the payment of these tax refunds through three primary products: Refund Anticipation Loans (“RALs”), Electronic Refund Checks (“ERCs”) and Electronic Refund Deposits (“ERDs”).

RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund, which represents the source of repayment. At the request of the taxpayer, the refund claim is paid by the Internal Revenue Service (“IRS”) to the Company once the tax return has been processed. Funds received from the IRS above the sum of the RAL less associated fees are remitted to the taxpayer by the Company. The funds advanced by the Company are generally repaid by the IRS within two weeks. The fees earned on RALs are reported as interest income under the line item “Loans, including fees.”

ERCs/ERDs are products whereby a tax refund is issued to the taxpayer after RB&T has received the refund from the federal or state government. Fees earned on ERCs/ERDs are reported as non interest income under the line item “Electronic Refund Check fees.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2007.

Securitization – The Company utilized a securitization structure to fund, over a four week period, a portion of the RALs originated during the first quarters of 2008 and 2007. The securitization consisted of $1.1 billion and $350 million of loans originated and sold during January and February of 2008 and 2007, respectively. The Company’s continuing involvement in loans sold into the securitization was limited to only servicing the RALs. Compensation for servicing the securitized RALs was not contingent upon the performance of the securitized RALs.

Historically, from mid January to the end of February of each year, RALs which, upon origination, met certain underwriting criteria related to refund amount and Earned Income Tax Credit amount, were classified as loans held for sale and sold into the securitization. All other RALs originated were retained by the Company. There were no RALs held for sale as of any quarter end. The Company retained a related residual value in the securitization, which was classified on the balance sheet as a trading security. The initial residual interest had a weighted average life of approximately one month, and as such, substantially all of its cash flows were received by the end of the first quarter. The disposition of the remaining anticipated cash flows occurred within the remainder of the calendar year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusted the carrying amount of the residual value to its fair value, which was determined based on expected future cash flows and was significantly influenced by the anticipated credit losses of the underlying RALs.

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

Recently Issued Accounting Pronouncements – In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 161 on the consolidated financial statements.

In October, 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset with the market for that financial asset is not active.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

2.   SECURITIES

Trading securities:

Trading securities consisting of residual interest in the RAL securitization totaled $0 at September 30, 2008 and December 31, 2007.

Securities available for sale:

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2008 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$89,522	$578	$—	$90,100
Non agency mortgage backed and other non agency mortgage-related securities	22,657	—	(1,538)	21,119
Mortgage backed securities	306,918	2,734	(894)	308,758
Collateralized mortgage obligations	75,333	154	(124)	75,363

Total securities available for sale	$494,430	$3,466	$(2,556)	$495,340

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2007 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$159,524	$841	$(90)	$160,275
Freddie Mac preferred stock	2,000	—	(459)	1,541
Non agency mortgage backed and other non agency mortgage-related securities	34,644	—	(2,169)	32,475
Mortgage backed securities	318,041	2,484	(452)	320,073
Collateralized mortgage obligations	14,262	136	(12)	14,386

Total securities available for sale	$528,471	$3,461	$(3,182)	$528,750

Securities to be held to maturity:

The carrying value, unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
September 30, 2008 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$4,666	$5	$—	$4,671
Obligations of states and political subdivisions	384	15	—	399
Mortgage backed securities	3,691	18	(70)	3,639
Collateralized mortgage obligations	42,247	338	(76)	42,509

Total securities to be held to maturity	$50,988	$376	$(146)	$51,218

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
December 31, 2007 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$4,672	$7	$—	$4,679
Obligations of states and political subdivisions	383	25	—	408
Mortgage backed securities	4,448	4	(80)	4,372
Collateralized mortgage obligations	42,383	970	(18)	43,335

Total securities to be held to maturity	$51,886	$1,006	$(98)	$52,794

Market Loss Analysis

Securities with unrealized losses at September 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
September 30, 2008 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Non agency mortgage backed and other non agency mortgage-related securities	$7,947	$(277)	$7,508	$(1,261)	$15,455	$(1,538)
Mortgage backed securities, including CMOs	137,315	(1,076)	2,832	(88)	140,147	(1,164)

Total	$145,262	$(1,353)	$10,340	$(1,349)	$155,602	$(2,702)

	Less than 12 months		12 months or more		Total
December 31, 2007 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$63,438	$(55)	$19,959	$(35)	$83,397	$(90)
Freddie Mac preferred stock	1,541	(459)	—	—	1,541	(459)
Obligations of states and political subdivisions	—	—	—	—	—	—
Non agency mortgage backed and other non agency mortgage-related securities	29,719	(2,132)	2,756	(37)	32,475	(2,169)
Mortgage backed securities, including CMOs	26,313	(126)	43,067	(436)	69,380	(562)

Total	$121,011	$(2,772)	$65,782	$(508)	$186,793	$(3,280)

Other-than-temporary Impairment (“OTTI”) Analysis

Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, the Company evaluates a number of factors including, but not limited to:

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

Nationally, residential real estate values declined significantly during 2007 and 2008. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as non agency mortgage backed or other non agency mortgage-related securities. The Company currently owns five non agency mortgage backed and other non agency mortgage-related securities with a fair value of $21.1 million at September 30, 2008. These securities are not guaranteed by government agencies. Approximately $14.4 million (Securities 1 through 4 in the table below) of these securities are mostly backed by “Alternative A” first lien mortgage loans. The remaining $6.7 million (Security 5 in the table below) represents an asset backed security with an insurance “wrap” or guarantee. The average life of these securities is currently estimated to be approximately five years. Due to current market conditions, all of these assets are extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active,” which was issued in October 2008. Based on this determination, the Company utilized an income valuation model as of September 30, 2008, as opposed to a market valuation approach, in determining the fair value of these securities. The income valuation model (present value model) maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Management believes the income valuation model is more representative of the fair value for these securities than the market valuation technique used at prior measurement dates.

Prior to the second quarter of 2008, unrealized losses on the Company’s non agency mortgage backed securities and other non agency mortgage related securities were not recognized into income because the bonds were deemed to be of sufficient credit quality (rated A+, Aa1 or higher) and the Company had the intent and ability to hold the securities until maturity. The Company evaluated the performance of the loans underlying these securities and concluded it would likely continue to receive the future expected cash flows of these securities in accordance with their original terms. As such, prior to the second quarter of 2008, the Company concluded that the fair value of all non agency mortgage backed securities and other non agency mortgage related securities would recover as the securities approached maturity.

During the second quarter of 2008, the Company recorded a non cash OTTI charge of $3.4 million for two of its available for sale non agency mortgage backed securities and other non agency mortgage related securities (Security 2 and Security 5 in the table below). In determining that Security 2 was other-than-temporarily impaired, the Company gave considerable weight to the significance of the downgrade of the security by Standard and Poor’s (“S&P”) in June of 2008. The downgrade raised doubt about the ability of the Company to continue to collect future principal and interest payments from the security in accordance with its original terms. In evaluating Security 5, the Company gave considerable weight to the rating downgrade and subsequent withdrawal of the security’s rating by Fitch in June of 2008. In addition, the Company also gave consideration to the deterioration of the financial condition of the insurer providing the insurance “wrap” on the security.

During the third quarter of 2008, the Company recorded a non cash OTTI charge totaling $3.9 million for one of its available for sale non-agency mortgage related securities (Security 1 in the table below). This security was downgraded in August by Moody’s from a rating of “Aa1” to a rating of “Baa2.” In evaluating Security 1, the Company gave considerable weight to the significant downgrade of this security by Moody’s. The downgrade raised doubt about the ability of the Company to continue to collect the future principal and interest payments from the security in accordance with its original terms.

As a result of the three impairment charges noted above, all unrealized losses were transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified as net loss on sales, calls and impairments of securities in the consolidated statement of income and comprehensive income.

With regard to Security 3 and Security 4 in the table below, unrealized losses were not recognized into income because the bonds are of sufficient credit quality (AAA or higher) and the Company has the intent and ability to hold until maturity. The Company has evaluated the performance of the loans underlying these securities and concluded it would likely continue to receive the future expected cash flows of these securities in accordance with original terms. As such, the Company has concluded that the fair value of Security 3 and Security 4 in the table below would recover as the securities approach maturity.

Detail for non agency mortgage backed and other non agency mortgage-related securities as of September 30, 2008 follows:

		Estimated
	Amortized	Fair	Unrealized	Ratings
(in thousands)	Cost	Value	Loss	S&P	Fitch	Moody’s

Security 1	$7,202	$7,202	$—	AAA	—	Baa2
Security 2	1,168	956	(212)	BB	—	B3
Security 3	5,222	4,323	(899)	AAA	AAA	—
Security 4	2,286	1,924	(362)	AAA	AAA	—
Security 5	6,779	6,714	(65)	AA	—	—
	—	—	—
Total	$22,657	$21,119	$(1,538)

During the first quarter of 2008, the Company determined that its Freddie Mac (“FHLMC”) preferred stock investment, with an aggregate carrying value at the time of $2 million, was other-than-temporarily impaired and recorded an impairment charge of $680,000. During September 2008, the U.S. Treasury, the Federal Reserve, and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing FHLMC under conservatorship, giving management control to the FHFA. As a result, during the third quarter of 2008, the fair market value of the security declined significantly and the Company recorded another impairment charge of $1.4 million. With the third quarter impairment charge, the Company completely wrote down the value of the investment to $0.

Pledged Securities

Securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2008	December 31, 2007
Amortized cost	$424,823	$518,947
Fair value	425,035	519,834

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30,	December 31,
(in thousands)	2008	2007

Residential real estate	$1,118,254	$1,168,591
Commercial real estate	650,213	658,987
Real estate construction	117,606	163,700
Commercial	101,643	90,741
Consumer	28,543	33,310
Overdrafts	1,501	1,238
Home equity	300,613	280,506
Total loans	2,318,373	2,397,073
Less: Allowance for loan losses	14,247	12,735

Loans, net	$2,304,126	$2,384,338

An analysis of the changes in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Allowance for loan losses at beginning of period	$17,995	$11,157	$12,735	$11,218

Provision for loan losses	324	1,376	14,452	5,203

Charge offs – Banking	(3,331)	(756)	(5,325)	(1,709)
Charge offs – Tax Refund Solutions	(1,335)	(6)	(9,208)	(4,246)

Recoveries – Banking	356	171	743	683
Recoveries – Tax Refund Solutions	238	160	850	953

Allowance for loan losses at end of period	$14,247	$12,102	$14,247	$12,102

Information regarding Republic’s impaired loans follows:

	September 30,	December 31,
(in thousands)	2008	2007

Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	12,525	6,412

Total	$12,525	$6,412

Amount of the allowance for loan losses allocated	$1,862	$1,498
Average investment in impaired loans	13,771	9,425
Interest income recognized during impairment	—	—
Interest income recognized on a cash basis on impaired loans	—	—

Detail of non performing loans and non performing assets follows:

(dollars in thousands)	September 30, 2008	December 31, 2007

Loans on non-accrual status	$14,763	$8,303
Loans past due 90 days or more and still on accrual	1,217	1,318
Total non-performing loans	15,980	9,621
Other real estate owned	2,017	795
Total non-performing assets	$17,997	$10,416

Non-performing loans to total loans	0.69%	0.40%
Non-performing assets to total loans	0.78	0.43

The following table details RAL originations and loss reserves for three and nine months ended September 30, 2008 and 2007:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Originations:

RALs originated and retained on balance sheet	$773	$580	$682,877	$226,783
RALs originated and securitized	—	—	1,098,717	350,414
Total RALs originated	$773	$580	$1,781,594	$577,197

Estimated RAL losses:

Estimated losses for retained RALs, net	$133	$(154)	$8,358	$3,293
Net reduction to estimated future expected cash flows for securitized RALs	(132)	(6)	6,697	2,010
Total Estimated RALs losses, net	$1	$(160)	$15,055	$5,303

RAL Loss Reserves and Provision for Loan Losses:

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud. At March 31st of each year, with adjustments each quarter end thereafter, the Company reserves for its estimated RAL losses based on current year and historical funding patterns and information received from the IRS regarding current year payment processing. The Company applies its loss estimates to both RALs retained on balance sheet and to securitized RALs. The Company applies loss estimates to securitized RALs because the securitization residual is valued based on the future expected cash flows of the securitization, which is significantly influenced by the anticipated credit losses of the underlying RALs. Estimated losses related to securitized RALs are recorded in non interest income as a reduction to “Net RAL securitization income.”

As of September 30, 2008, $9.2 million of total RALs retained on balance sheet remained uncollected compared to $3.9 million at September 30, 2007, representing 1.35% and 1.72% of total gross RALs originated and retained on balance sheet during the respective tax years by the Company. As a result, the Company recorded a net provision for loan losses of $8.4 million during the first nine months of 2008 compared to $3.3 million during the first nine months of 2007. The Company recorded an additional provision for loan losses of $133,000 during the third quarter of 2008 compared to a net credit to the provision of $154,000 during the same period in 2007. The decrease in RAL losses as a percent of total RALs retained on balance sheet from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company.

As of September 30, 2008, $7.0 million of securitized RALs remained uncollected compared to $2.3 million at September 30, 2007, representing 0.64% and 0.67% of total gross RALs securitized by the Company during the respective tax years. As a result, the Company recorded a net reduction to Net RAL securitization income of $6.7 million for the first nine months of 2008 compared to $2.0 million for the first nine months of 2007. The Company recorded a net credit to Net RAL securitization income of $132,000 and $6,000 during the third quarters of 2008 and 2007. As with the RALs retained on balance sheet, the decrease in securitized RAL losses as a percent of total RALs securitized from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company.

The overall earnings of the TRS segment are highly dependent upon the Company’s loss estimates for RALs retained on balance sheet and securitized RALs. The Company believes that based on information currently available, it has provided the appropriate amount of reserves for losses associated with RALs. At September 30, 2008, the Company had effectively fully reserved for all uncollected RALs, both securitized and retained on balance sheet. The possibility remains, however, that additional payments could be received from the IRS during the fourth quarter of 2008 resulting in an adjustment to the Company’s previous allowance for loan losses and residual interest, or trading security. The Company believes that any payments received from the IRS during the fourth quarter of 2008 will be immaterial and recorded as an adjustment to income if received.

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

4.              DEPOSITS

(in thousands)	September 30, 2008	December 31, 2007
Demand (NOW and SuperNOW)	$204,071	$197,949
Money market accounts	596,667	635,590
Internet money market accounts	8,204	10,521
Savings	31,446	30,362
Individual retirement accounts	39,106	37,865
Certificates of deposit, $100,000 and over	190,874	174,538
Other certificates of deposit	240,580	231,143
Brokered deposits	210,659	371,387
Total interest-bearing deposits	1,521,607	1,689,355
Total non interest-bearing deposits	279,260	279,457
Total	$1,800,867	$1,968,812

5.              FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

(in thousands)	September 30, 2008	December 31, 2007

FHLB putable fixed interest rate advances with a weighted average interest rate of 4.51%(1)	$150,000	$150,000

Overnight FHLB advances with an interest rate of 3.20%	11,000	35,000

FHLB fixed interest rate advances with a weighted average interest rate of 3.84% due through 2035	416,294	293,550

Total FHLB advances	$577,294	$478,550

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At September 30, 2008, Republic had available collateral to borrow an additional $375 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $207 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2008	$72,000
2009	107,000
2010	92,370
2011	100,000
2012	70,000
Thereafter	135,924
Total	$577,294

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the FHLB:

	September 30,	December 31,
(in thousands)	2008	2007

First lien, single family residential	$819,424	$853,642
Home equity lines of credit	120,062	113,971
Multi-family, commercial real estate	25,353	29,342

6.     FAIR VALUE

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

In October, 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset with the market for that financial asset is not active.

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

Trading securities: The Company’s residual interest for securitized RALs is classified as a trading security. The fair value of the trading security is determined by analyzing expected future cashflows and is significantly influenced by the anticipated credit losses of the underlying RALs. Factors that the Company applies in determining the fair value include current year and historical funding patterns, as well as, information received from the IRS regarding current year payment processing. These securities are classified as Level 3 in the fair value hierarchy.

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

The Company currently owns five non agency mortgage backed and other non agency mortgage-related securities with a carrying value of $22.7 million at September 30, 2008. These securities are not guaranteed by government agencies. Approximately $14.4 million of these securities are backed by “Alternative A” first lien mortgage loans. The remaining $6.7 million represents an asset backed security with an insurance “wrap” or guarantee. Due to current market conditions, all of these assets are extremely illiquid based on guidance outlined in FSP 157-3, and as such, the Company has classified them in the Level 3 hierarchy for fair value reporting. The average life of these securities is currently estimated to be approximately five years. The Company utilized an income valuation model

(present value model) approach, in determining the fair value of these securities. This approach maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.

Derivative instruments: Mortgage Banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments. Forward contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. The fair value of our derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company. Forward contracts and loan commitments are classified as Level 2 in the fair value hierarchy.

Mortgage loans held for sale: The fair value of mortgage loans held for sale is determined using quoted secondary-market prices. The purchaser provides the Company with a commitment to purchase the loan at the origination price. This commitment qualifies as an exit price under SFAS 157 and therefore mortgage loans held for sale are classified as Level 2 in the fair value hierarchy. If no such quoted price exists, the fair value of a loan would be determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

Impaired Loans: Impairment is evaluated at the time a loan is identified as impaired and the loan is recorded at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans generally determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value of the collateral may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non-real estate collateral loans is determined using similar methods. In addition, business equipment may be valued by using the net book value from the business’ financial statements. Impaired loans are evaluated quarterly for impairment. Impaired loans are classified as Level 3 in the fair value hierarchy.

Items measured at fair value on a recurring basis are summarized below:

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Trading securities	$—	$—	$—	$—

Securities available for sale	—	474,221	21,119	495,340

Forward contracts	—	15,666	—	15,666

Rate lock loan commitments	—	10,157	—	10,157

Mortgage loans held for sale	—	6,758	—	6,758

Rollforwards of activity for the Company’s Significant Unobservable Inputs (Level 3), follows:

Trading Securities - Residual interest in the RAL securitization

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2008	2008

Balance, beginning of period	$177	$—
Increase in RAL securitization residual	—	4,560
Retained securitization residual	—	102,059
Paydown of securitization residual	(177)	(106,619)
Balance, end of period	$—	$—

Securities available for Sale - Non agency mortgage backed and other non agency mortgage-related securities

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2008	2008

Balance, beginning of period	$20,554	$—
Transfer into Level 3	—	22,085
Net unrealized gain	1,968	2,037
Premium amortization	(14)	(47)
Principal paydowns	(1,389)	(2,956)
Balance, end of period	$21,119	$21,119

The Company recorded a realized impairment loss in the Level 3 non agency mortgage backed and other non agency mortgage related securities totaling $3.9 million and $3.4 during the third and second quarters of 2008, respectively. The Company recorded a realized impairment loss in the Level 3 non agency mortgage backed and other non agency mortgage related securities totaling $7.3 million for the nine months ended September 2008. There were no impairment losses recorded in 2007.

Items measured at fair value on a non-recurring basis are summarized below:

(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Impaired loans	$—	$—	$10,663	$10,663

Impaired loans had a carrying amount of $12.5 million, with a valuation allowance of $1.9 million, resulting in an additional credit to the provision for loan losses of $154,000 for the first nine months of 2008.

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

7.     OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

As of September 30, 2008, exclusive of Mortgage Banking loan commitments discussed below, Republic had outstanding loan commitments of $471 million, which included unfunded home equity lines of credit totaling $330 million. At December 31, 2007, Republic had outstanding loan commitments of $487 million, which included unfunded home equity lines of credit totaling $326 million. These commitments generally have variable rates.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $24 million and $38 million at September 30, 2008 and December 31, 2007.

At September 30, 2008 and December 31, 2007, Republic had a $12 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Company uses a blanket pledge of eligible real estate loans to secure the letter of credit.

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

With the adoption of SAB 109 and SFAS 159 during 2008, the Company recognized $178,000 in additional Mortgage Banking income related to the Company’s mandatory forward sales contracts and rate lock loan commitments.

Mortgage Banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts and rate lock loan commitments. Forward contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. The approximate notional amounts and realized gain/(loss) for Mortgage Banking derivatives recognized in Mortgage Banking income for the period end September 30, 2008 and December 31, 2007 follows:

	September 30,	December 31,
(in thousands)	2008	2007

Forward contracts:
Notional amount	$15,700	$10,700
Gain / (loss) on change in market value of forward contracts	(34)	(41)

Rate lock loan commitments:
Notional amount	$10,077	$9,635
Gain on change in market value of rate lock commitments	80	24

Forward contracts also contain an element of risk in that the counterparties may be unable to meet the terms of such agreements. In the event the parties to deliver commitments are unable to fulfill their obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management and the Board of Directors. The Company does not expect any counterparty to default on their obligations and therefore, the Company does not expect to incur any cost related to counterparty default.

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

8.     EARNINGS PER SHARE

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2008	2007	2008	2007

Net income	$4,502	$4,232	$33,048	$18,507

Weighted average shares outstanding	20,591	20,336	20,485	20,516
Effect of dilutive securities	387	281	314	420
Average shares outstanding including dilutive securities	20,978	20,617	20,799	20,936

Basic earnings per share:
Class A Common Share	$0.22	$0.21	$1.62	$0.91
Class B Common Share	0.21	0.20	1.59	0.88

Diluted earnings per share:
Class A Common Share	$0.22	$0.21	$1.59	$0.88
Class B Common Share	0.20	0.20	1.56	0.86

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Antidilutive stock options	10,500	848,359	301,697	376,210

9.     SEGMENT INFORMATION

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

Segment information for the three and nine months ended September 30, 2008 and 2007 follows:

	Three Months Ended September 30, 2008
(dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$27,520	$229	$97	$27,846
Provision for loan losses	191	133	—	324

Electronic Refund Check fees	—	738	—	738
Net RAL securitization income	—	157	—	157
Mortgage banking income	—	—	1,071	1,071
Other revenue	1,867	25	(444)	1,448
Total non interest income	1,867	920	627	3,414

Total non interest expenses	21,250	2,574	159	23,983

Gross operating profit	7,946	(1,558)	565	6,953
Income tax expense / (benefit)	2,840	(591)	202	2,451
Net income / (loss)	$5,106	$(967)	$363	$4,502

Segment assets	$2,981,809	$56,428	$6,817	$3,045,054

Net interest margin	3.83%	NM	NM	3.86%

	Three Months Ended September 30, 2007
(dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$21,517	$52	$96	$21,665
Provision for loan losses	1,530	(154)	—	1,376

Electronic Refund Check fees	—	77	—	77
Net RAL securitization income	—	11	—	11
Mortgage banking income	—	—	905	905
Other revenue	6,689	32	(208)	6,513
Total non interest income	6,689	120	697	7,506

Total non interest expenses	19,436	1,637	205	21,278

Gross operating profit	7,240	(1,311)	588	6,517
Income tax expense / (benefit)	2,467	(387)	205	2,285
Net income / (loss)	$4,773	$(924)	$383	$4,232

Segment assets	$3,162,834	$3,570	$4,513	$3,170,917

Net interest margin	2.87%	NM	NM	2.88%

	Nine Months Ended September 30, 2008
(dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$81,086	$20,373	$288	$101,747
Provision for loan losses	6,094	8,358	—	14,452

Electronic Refund Check fees	—	17,668	—	17,668
Net RAL securitization income	—	13,030	—	13,030
Mortgage banking income	—	—	3,806	3,806
Other revenue	11,663	29	(1,302)	10,390
Total non interest income	11,663	30,727	2,504	44,894

Total non interest expenses	63,127	17,545	618	81,290

Gross operating profit	23,528	25,197	2,174	50,899
Income tax expense	8,135	8,966	750	17,851
Net income	$15,393	$16,231	$1,424	$33,048

Segment assets	$2,981,809	$56,428	$6,817	$3,045,054

Net interest margin	3.65%	NM	NM	4.51%

	Nine Months Ended September 30, 2007
(dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$63,669	$6,948	$306	$70,923
Provision for loan losses	1,910	3,293	—	5,203

Electronic Refund Check fees	—	4,189	—	4,189
Net RAL securitization income	—	3,713	—	3,713
Mortgage banking income	—	—	2,051	2,051
Other revenue	19,069	138	(712)	18,495
Total non interest income	19,069	8,040	1,339	28,448

Total non interest expenses	60,484	4,635	659	65,778

Gross operating profit	20,344	7,060	986	28,390
Income tax expense	6,877	2,663	343	9,883
Net income	$13,467	$4,397	$643	$18,507

Segment assets	$3,162,834	$3,570	$4,513	$3,170,917

Net interest margin	2.91%	NM	NM	3.21%

NM - Not meaningful

10.  SECURITIZATION

In January 2006, the Company established TRS RAL Funding, LLC (“TRS RAL, LLC”), a qualified special purpose entity (“QSPE”) and wholly-owned subsidiary corporation of RB&T. The QSPE securitized and sold a portion of the RAL portfolio to an independent third party during the first quarters of 2008 and 2007. The purpose of the securitization was to provide a funding source for the Company’s RAL portfolio and also reduce the impact of the RAL program on the Company’s regulatory capital.

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

Historically, from mid January to the end of February of each year, RALs which, upon origination, met certain underwriting criteria related to refund amount and Earned Income Tax Credit amount, were classified as loans held for sale and sold into the securitization. All other RALs originated were retained by the Company. There were no RALs held for sale as of any quarter end. The Company retained a related residual value in the securitization, which was classified on the balance sheet as a trading security. The initial residual interest had a weighted average life of approximately one month, and as such, substantially all of its cash flows were received by the end of the first quarter. The disposition of the remaining anticipated cash flows occurred within the remainder of the calendar year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusted the carrying amount of the residual value to its fair value, which was determined based on expected future cash flows and was significantly influenced by the anticipated credit losses of the underlying RALs.

During the first quarters of 2008 and 2007, respectively, the securitization consisted of $1.1 billion and $350 million of loans originated and sold. The Company’s continuing involvement in loans sold into the securitization was limited to only servicing the RALs. Compensation for servicing the securitized RALs was not contingent upon the performance of the securitized RALs.

The residual value related to the securitization is presented as a trading security on the balance sheet and was $0 at September 30, 2008 and December 31, 2007. At September 30, 2008, in estimating the Company’s residual interest for securitized RALs, the Company estimated that 0.64% of RALs securitized by the Company were uncollectible compared to 0.67% at September 30, 2007. As a result, the Company recorded a net reduction to Net RAL securitization income of $6.7 million for the first nine months of 2008 and $2.0 million for the first nine months of 2007.

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

Detail of Net RAL securitization income follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Net gain on sale of RALs	$—	$5	$8,313	$2,261
Increase in securitization residual	157	6	4,717	1,452
Net RAL securitization income	$157	$11	$13,030	$3,713

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the Parent Company of Republic Bank & Trust Company, (“RB&T”), Republic Bank (collectively referred together with RB&T as the “Bank”), Republic Funding Company and Republic Invest Co. On August 15, 2008, the Company filed applications with the Office of Thrift Supervision to merge Republic Bank & Trust Company, a state chartered commercial bank, and Republic Bank, a federally chartered savings bank, into one federally chartered savings bank. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Part I Item 1 “Financial Statements.”

This discussion includes various forward-looking statements with respect to credit quality, including but not limited to, delinquency trends and the adequacy of the allowance for loan losses, business segments, corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters. Broadly speaking, forward-looking statements may include:

•	projections of revenue, income, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;
•	descriptions of plans or objectives for future operations, products or services;
•	forecasts of future economic performance; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:

•	future credit losses and non-performing assets;
•	the adequacy of the allowance for loans losses;
•	the anticipated future cash flows of Refund Anticipation Loans (“RALs”); including those securitized and retained on balance sheet;
•	Anticipated future funding sources for TRS;
•	the future value of mortgage servicing rights;
•	the impact of new accounting pronouncements;
•	future short-term and long-term interest rate levels and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;
•	legal and regulatory matters; and
•	future capital expenditures.

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

OVERVIEW

Net income for the quarter ended September 30, 2008 was $4.5 million, representing an increase of $270,000, or 6%, compared to the same period in 2007. Diluted earnings per Class A Common Share increased 5% to $0.22 for the quarter ended September 30, 2008 compared to $0.21 for the same period in 2007.

Net income for the nine months ended September 30, 2008 was $33.0 million, representing an increase of $14.5 million, or 79%, compared to the same period in 2007. Diluted earnings per Class A Common Share increased 81% to $1.59 for the nine months ended September 30, 2008 compared to $0.88 for the same period in 2007.

General highlights for the third quarter and nine months ended September 30, 2008 consisted of the following:

•                  Republic ended the quarter with total assets of $3.0 billion, representing a decline of $126 million, or 4%, compared to September 30, 2007 and a decline of $120 million, or 4%, compared to December 31, 2007. The decrease in total assets was primarily the result of a $79 million decline in loan balances during the year as disciplined pricing measures for the Company’s retail portfolio loan products shifted consumer demand to fixed rate loan products, which were sold into the secondary market. In addition, similarly disciplined pricing measures in the commercial lending area, in combination with the Company’s traditional underwriting standards and some large maturities during the year, caused a decline in commercial real estate balances.

•                  Traditional Banking segment net income increased $333,000, or 7%, and $1.9 million, or 14%, for the third quarter and nine months ended September 30, 2008 compared to the same periods in 2007. The rise in traditional banking segment net income was primarily attributable to increases in net interest income and non interest income, partially offset by increases in the provision for loan losses, net losses on calls and impairments of securities and non interest expenses.

•                  For the first nine months of 2008, Tax Refund Solutions (“TRS”) business segment net income increased $11.8 million, or 269%, compared to the same period in 2007. This increase related primarily to the overall growth in product volume coupled with lower estimated RAL losses as a percent of total originations. Total RAL volume (which occurred primarily in the first quarter and includes RALs sold into the securitization) increased from $577 million during 2007 to $1.8 billion during 2008. In addition to the increased RAL volume, Electronic Refund Check (“ERC”)/Electronic Refund Deposit (“ERD”) volume increased approximately 309%. The increase in volume was attributable to the new business gained through the Jackson Hewitt contracts previously disclosed, as well as significant growth through the Company’s independent tax-preparer customer base. The Company recorded a net loss of $967,000 for the third quarter of 2008 compared to a net loss of $924,000 for the same period in 2007. Subsequent to the first quarter of 2008, the results of operations for the TRS segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated residual interest and estimated provision for loan losses, as estimated results become final.

•                  Net interest income increased $6.2 million, or 29%, and $30.8 million, or 43%, for the third quarter and nine months ended September 30, 2008 compared to the same periods in 2007. The traditional banking segment represented $6.0 million and $17.4 million of the increase for the third quarter and nine months ended September 30, 2008 compared to the same periods in 2007. Net interest income within the traditional Banking segment benefited significantly from declining short-term interest rates in combination with an overall “steepening” of the yield curve, and to a lesser extent, a year-over-year increase in the average balance of the loan portfolio.

•                  Non interest income declined $4.1 million, or 55%, for the third quarter of 2008 compared to the same period in 2007 due primarily to $5.3 million in OTTI charges recorded for one non agency mortgage backed security and the Company’s Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock investment. See additional discussion regarding these impairment charges under Footnote 2 “Securities.” Non interest income for the nine months ended September 30, 2008 increased $16.5 million, or 58%. Approximately $22.7 million of the increase was attributable to growth in the Company’s tax business at TRS offset which was offset by $8.9 million of OTTI charges recorded during the first nine months of 2008.

•                  The Company’s provision for loan losses favorably declined from $1.4 million during the third quarter of 2007 to $324,000 during the third quarter of 2008. The Company recorded a provision for loan losses of $14.5 million for nine months ended September 30, 2008, as compared to $5.2 million for the same period in 2007.

•                  The traditional Banking provision for loan losses was $191,000 during the third quarter of 2008 compared to $1.5 million during the same period in 2007. The lower estimated provision for loan losses during the quarter was attributable to a favorable decline in loan balances that the Company considers “substandard” within its allowance calculation. This compares to an unfavorable increase in loan balances that the Company considered “substandard” during the third quarter of 2007. For the nine months ended September 30, 2008 and 2007, the Banking segment provision for loan losses was $6.1 million and $1.9 million. The increase in the bank level provision expense for the nine months ended September 30, 2008 was attributable to the increase in classified, delinquent and non performing loans as well as a $968,000 adjustment to the allowance calculation during the second quarter of 2008 for qualitative factors generally related to the deteriorating real estate market conditions recorded. For the nine months ended September 30, 2008, approximately $2.8 million of the increase related to the specific write down of one land development loan in Florida placed on non accrual during the first quarter of 2008.

•                  For the nine months ended September 30, 2008 and 2007, the TRS segment provision for loan losses was $8.4 million and $3.3 million. The year to date increase in estimated losses associated with RALs was primarily due the increased volume detailed above. For additional discussion regarding the loan loss reserve estimates for TRS, see Footnote 3 “Loans and Allowance for Loans Losses” of Part I Item 1 “Financial Statements.”

•                  Non interest expenses increased $2.7 million, or 13%, and $15.5 million, or 24%, for the third quarter and nine months ended September 30, 2008 compared to the same periods in 2007. Approximately $937,000 and $12.9 million of the increases were related to TRS and were driven by the significant year-over-year growth in the program as discussed throughout.

BUSINESS SEGMENT COMPOSITION

As of September 30, 2008, the Company was divided into three distinct business operating segments: Banking, Tax Refund Solutions and Mortgage Banking. Net income, total assets and net interest margin by segment for the three and nine month periods ended September 30, 2008 and 2007 are presented below:

	Three Months Ended September 30, 2008
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income / (loss)	$5,106	$(967)	$363	$4,502
Segment assets	2,981,809	56,428	6,817	3,045,054
Net interest margin	3.83%	NM	NM	3.86%

	Three Months Ended September 30, 2007
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income / (loss)	$4,773	$(924)	$383	$4,232
Segment assets	3,162,834	3,570	4,513	3,170,917
Net interest margin	2.87%	NM	NM	2.88%

	Nine Months Ended September 30, 2008
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$15,393	$16,231	$1,424	$33,048
Segment assets	2,981,809	56,428	6,817	3,045,054
Net interest margin	3.65%	NM	NM	4.51%

	Nine Months Ended September 30, 2007
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income (loss)	$13,467	$4,397	$643	$18,507
Segment assets	3,162,834	3,570	4,513	3,170,917
Net interest margin	2.91%	NM	NM	3.21%

(I)  Banking

Republic has 45 full-service banking centers with 36 located in Kentucky, five in metropolitan Tampa, Florida, three in southern Indiana and one in metropolitan Cincinnati, Ohio. RB&T’s primary market areas are located in metropolitan Louisville, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington, Florence, Fort Wright and Independence. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in Hudson, New Port Richey, Palm Harbor, Port Richey, Temple Terrace, Florida, as well as Cincinnati, Ohio. On August 15, 2008, the Company filed applications with the Office of Thrift Supervision to merge Republic Bank & Trust Company, a state chartered commercial bank, and Republic Bank, a federally chartered savings bank, into one federally chartered savings bank.

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

(II)  Tax Refund Solutions (“TRS”)

RB&T, though its TRS business segment, is one of a limited number of financial institutions which facilitates the payment of federal and state tax refunds through third party tax-preparers located throughout the U.S. Substantially all of the business generated by TRS occurs in the first quarter of the year. The Company facilitates the payment of these tax refunds through three primary products: RALs, ERCs and ERDs.

ERCs/ERDs are products whereby a tax refund is issued to the taxpayer after RB&T has received the refund from the federal or state government. There is no credit risk or borrowing cost for the Company because ERCs/ERDs are only delivered to the taxpayer upon receipt of the refund directly from the Internal Revenue Service (“IRS”). Fees earned on ERCs/ERDs are reported as non interest income under the line item “Electronic refund check fees.”

RALs are short-term consumer loans offered to taxpayers, secured by their anticipated tax refund, which represents the source of repayment. The Company underwrites the RAL application through an automated credit review process utilizing information contained with the taxpayer’s tax return. If the application is approved, the Company advances the amount of the refund due on the taxpayer’s return up to specified amounts less the loan fee due to the Company and, if requested by the taxpayer, the fees due for preparation of the return to the tax preparer. As part of the RAL application process, each taxpayer signs an agreement directing the IRS to send the taxpayer’s refund directly to the Company. The refund received from the IRS is used by the Company to pay off the RAL. Any amount due the taxpayer above the amount of the RAL is remitted to the taxpayer once the refund is received by the Company. The funds advanced by the Company are generally repaid by the IRS within two weeks. The fees earned on RALs retained on balance sheet are reported as interest income under the line item “Loans, including fees.”

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

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud. At March 31st of each year, with adjustments each quarter end thereafter, the Company reserves for its estimated RAL losses based on current year and historical funding patterns and information received from the IRS regarding current year payment processing. The Company applies its loss estimates to both RALs retained on balance sheet and to securitized RALs. The Company applies loss estimates to securitized RALs because the securitization residual is valued based on the future expected cash flows of the securitization, which is significantly influenced by the anticipated credit losses of the underlying RALs. Estimated losses related to securitized RALs are recorded in non interest income as a reduction to “Net RAL securitization income.”

The overall earnings of the TRS segment are highly dependent upon the Company’s loss estimates for RALs retained on balance sheet and securitized RALs. The Company believes that based on information currently available, it has provided the appropriate amount of reserves for losses associated with RALs. At September 30, 2008, the Company had effectively fully reserved for all uncollected RALs, both securitized and retained on balance sheet. The possibility remains, however, that additional payments could be received from the IRS during the fourth quarter of 2008 resulting in an adjustment to the Company’s previous allowance for loan losses and residual interest, or trading security. The Company believes that any payments received from the IRS during the fourth quarter of 2008 will be immaterial and recorded as an adjustment to income if received.

Subsequent to the first quarter of 2008, the results of operations for the TRS segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated residual interest and estimated provision for loan losses as estimated results become final.

TRS Funding

Historically, from mid January to the end of February of each year, RALs which, upon origination, met certain underwriting criteria related to refund amount and Earned Income Tax Credit amount, were classified as loans held for sale and sold into the securitization. All other RALs originated were retained by the Company. There were no RALs held for sale as of any quarter end. The Company retained a related residual value in the securitization, which was classified on the balance sheet as a trading security. The initial residual interest had a weighted average life of approximately one month, and as such, substantially all of its cash flows were received by the end of the first quarter. The disposition of the remaining anticipated cash flows occurred within the remainder of the calendar year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusted the carrying amount of the residual value to its fair value, which was determined based on expected future cash flows and was significantly influenced by the anticipated credit losses of the underlying RALs.

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

At the time of this filing, the Company has not finalized its funding strategy for the upcoming first quarter 2009 tax season. At this time, management believes it will be able to obtain all of the funding it needs for the upcoming tax season. Similar to the first quarter of 2008, management is considering funding options, which include a combination of brokered deposits and a securitization structure. In addition, the Company is also in discussion with two large national banks for a significant on-balance sheet line of credit facility secured by RALs. Because of the significant lack of liquidity currently in the credit markets, the Company may not be able to obtain its necessary funding from a securitization structure or from the line of credit facilities with terms acceptable to the Company. If the Company cannot obtain its necessary funding from the securitization structure and/or the line of credit facilities, the Company will rely on other sources of funding such as brokered deposits and other lines of credit and may need to draw on holding company lines of credit to provide additional capital to the Bank. Regardless of the final decision related to the securitization and the on-balance sheet line of credit facilities, the Company will likely begin to increase its brokered deposit balances significantly during the fourth quarter of 2008 in anticipation of the upcoming funding needs for the tax season.

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

See additional detail regarding Mortgage Banking under Footnote 9 “Segment Information” of Item 1 “Financial Statements.”

RESULTS OF OPERATIONS

Tax Refund Solutions (“TRS”)

The total volume of tax return refunds processed during the 2008 tax season increased $3.9 billion, or 269%, over the same period in 2007. The Company originated $1.8 billion in RALs during 2008 compared to $577 million for the same period in 2007. Total ERC/ERD volume was $3.6 billion during 2008 compared to $873 million for the same period in 2007. The substantial growth at TRS primarily resulted from successful sales efforts to independent tax preparers and the previously disclosed Jackson Hewitt contracts signed in the latter half of 2007. These new contract opportunities became available to Republic with the announced exiting of the business in early 2007 by a large competitor of Republic.

For the past three years, the Company implemented a RAL securitization to provide an alternative liquidity vehicle to supplement brokered deposits. In addition to providing an additional funding source, the purpose of the securitization was to reduce the impact to regulatory capital of the RAL portfolio, helping ensure the Company was able to maintain well-capitalized status. Approximately $1.1 billion and $350 million in RALs were sold through the securitization during the first quarters of 2008 and 2007, respectively. The Company used brokered deposits and overnight borrowing lines to fund the RALs that were retained on-balance sheet.

During 2008, TRS earned $19.5 million in net RAL fee income, compared to $6.0 million for the same period in 2007. TRS also earned $17.7 million in net ERC/ ERD revenue during 2008 compared to $4.2 million for the same period in 2007. Net RAL securitization income increased $9.3 million, or 251%, to $13.0 million as of September 30, 2008 compared to $3.7 million for the same period in 2007. All of these increases were attributed to an increase in volume detailed throughout this document.

Total tax refund volume for 2008 increased 269% over 2007. Overall segment net income increased $11.8 million, or 269%, compared to the same period due to the increase in volume discussed above, as well as lower estimated losses, lower confirmed fraud losses and a decline in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts offset by the increase in non interest expenses.

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud. At March 31st of each year, with adjustments each quarter end thereafter, the Company reserves for its estimated RAL losses based on current year and historical funding patterns and information received from the IRS regarding current year payment processing. The Company applies its loss estimates to both RALs retained on balance sheet and to securitized RALs. The Company applies loss estimates to securitized RALs because the securitization residual is valued based on the future expected cash flows of the securitization, which is significantly influenced by the anticipated credit losses of the underlying RALs. Estimated losses related to securitized RALs are recorded in non interest income as a reduction to “Net RAL securitization income.”

The overall earnings of the TRS segment are highly dependent upon the Company’s loss estimates for RALs retained on balance sheet and securitized RALs. The Company believes that based on information currently available, it has provided the appropriate amount of reserves for losses associated with RALs. At September 30, 2008, the Company had effectively fully reserved for all uncollected RALs, both securitized and retained on balance sheet. The possibility remains, however, that additional payments could be received from the IRS during the fourth quarter of 2008 resulting in an adjustment to the Company’s previous allowance for loan losses and residual interest, or trading security. The Company believes that any payments received from the IRS during the fourth quarter of 2008 will be immaterial and recorded as an adjustment to income if received.

Subsequent to the first quarter of 2008, the results of operations for the TRS segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated residual interest and estimated provision for loan losses as actual results become final.

Detail of Net RAL securitization income follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Net gain on sale of RALs	$—	$5	$8,313	$2,261
Increase in securitization residual	157	6	4,717	1,452
Net RAL securitization income	$157	$11	$13,030	$3,713

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

For the third quarter of 2008, net interest income was $27.8 million, an increase of $6.2 million, or 29%, over the third quarter of 2007. The Company experienced a $6.0 million, or 28%, increase in net interest income within the traditional Banking segment primarily related to a significant reduction in the Company’s cost of funds resulting from declining short-term interest rates in combination with an overall “steepening” of the yield curve.

As illustrated in Table 3, for the third quarter of 2008 compared to 2007, the Company was able to increase its net interest income primarily through the decline in rates on deposits and borrowings which reprice with short-term indices. For the third quarter of 2008, the Company’s net interest spread improved 115 basis points over the third quarter of 2007 while net interest margin improved 98 basis points for the same period.

For the first nine months of 2008, net interest income was $101.7 million, an increase of $30.8 million, or 43%, over the same period in 2007. The previously discussed growth in RAL volume was a significant factor in the Company’s increase in net interest income, as TRS net interest income increased $13.4 million. The traditional Banking segment also realized a $17.4 million, or 27%, increase over the first nine months of 2007. As with the third quarter, the Banking segment also benefited from declining short-term interest rates in combination with an overall “steepening” of the yield curve.

The Company’s net interest spread increased 144 basis points to 4.02% for nine months ended September 30, 2008 compared to the same period in 2007. The Company’s net interest margin increased 130 basis points to 4.51% for the same period. As previously discussed, the increase was tied to the increased RAL volume, as well as recent decreases in the Federal Funds Target rate. From September 2007 through the end of the year, the Federal Open Markets Committee (“FOMC”) of the Federal Reserve Bank (“FRB”) lowered the Federal Funds Target rate by 100 basis points. During the first and second quarters of 2008, the FOMC dropped rates another 200 basis points and 25 basis points, respectively, ending the period with a Federal Funds Target rate at 2.00%. There were no Federal Funds Target changes during the third quarter of 2008. The Federal Funds Target rate is an index which many of the Company’s short-term deposit rates track. Because the Company’s interest bearing liabilities continue to be more sensitive to interest rate movements than its assets, the decreases in the Federal Funds Target rate have significantly benefited the Company’s net interest income and net interest margin since the fourth quarter of 2007.

The Company believes that any further rate reductions of the Federal Funds Target rate by the FOMC, such as the 50 basis point reduction that occurred in October 2008, will continue to benefit the Company’s net interest income and net interest margin in the short-term. Management believes, however, that the positive impact to earnings from future rate reductions will likely not be as great as those experienced by Republic in the past due to the inability of the Company to further reduce deposit costs as market rates approach, and/or reach, zero percent. In addition, the general lack of liquidity in the wholesale markets has caused a large part of the Company’s incremental funding costs to increase – a trend that has begun to offset some of the positive impact to the Company’s net interest margin it has received from declining short-term rates. The Company will also continue to experience paydowns in its loan and investment portfolios. These paydowns have caused, and will continue to cause, compression in Republic’s net interest income and net interest margin, as the cash received from these paydowns will likely be reinvested at lower yields. Any increases in the Federal Funds Target Rate will cause compression to the Company’s net interest income and net interest margin.

The Company is unable to precisely determine the ultimate impact to the Company’s net interest spread and margin in the future resulting from FOMC rate changes because of factors unknown at this time such as future demand for the Company’s financial products and its overall future need for liquidity, among many other factors.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see section titled “Interest Rate Sensitivity” in this section of the document. For additional discussion regarding the securitization, see the section titled “Tax Refund Solutions” in this section of the document and Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Item 1 “Financial Statements.”

Table 1 and Table 2 provide detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three and nine month periods ended September 30, 2008 and 2007. Table 3 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 1 – Average Balance Sheets and Interest Rates for the Three Months Ended September 30, 2008 and 2007

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Taxable investment securities(1)	$536,439	$6,484	4.83%	$626,929	$8,199	5.23%
Tax exempt investment securities(4)	1,831	6	2.02	1,783	23	7.94
Federal funds sold and other	7,723	57	2.95	8,247	109	5.29
Loans and fees(2)(3)	2,340,007	37,380	6.39	2,372,182	40,702	6.86
Total earning assets	2,886,000	43,927	6.09	3,009,141	49,033	6.52
Less: Allowance for loan losses	16,236			11,430

Non-earning assets:
Cash and cash equivalents	55,976			58,034
Premises and equipment, net	41,307			37,615
Other assets(1)	43,164			41,648
Total assets	$3,010,211			$3,135,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$231,720	$198	0.34%	$223,405	$441	0.79%
Money market accounts	596,011	2,486	1.67	652,658	7,049	4.32
Time deposits	455,146	4,189	3.68	476,528	5,445	4.57
Brokered deposits	130,827	1,058	3.23	104,392	1,322	5.07
Total deposits	1,413,704	7,931	2.24	1,456,983	14,257	3.91

Repurchase agreements and other short-term borrowings	352,498	1,439	1.63	423,694	4,799	4.53
Federal Home Loan Bank advances	622,011	6,077	3.91	664,279	7,678	4.62
Subordinated note	41,240	634	6.15	41,240	634	6.15
Total interest-bearing liabilities	2,429,453	16,081	2.65	2,586,196	27,368	4.23

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	279,061			278,836
Other liabilities	29,197			28,256
Stockholders’ equity	272,500			241,720
Total liabilities and stockholders’ equity	$3,010,211			$3,135,008

Net interest income		$27,846			$21,665

Net interest spread			3.44%			2.29%

Net interest margin			3.86%			2.88%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” is included as a component of other assets.

(2)       The amount of loan fee income included in total interest income was $1.3 million and $980,000 for the three months ended September 30, 2008 and 2007.

(3)       Average balances for loans include the principal balance of non accrual loans.

(4)       Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

Table 2 – Average Balance Sheets and Interest Rates for the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Taxable investment securities(1)	$573,073	$22,352	5.20%	$595,600	$23,304	5.22%
Tax exempt investment securities(4)	1,813	51	5.77	1,783	76	8.74
Federal funds sold and other	44,850	1,035	3.08	7,897	311	5.25
Loans and fees(2)(3)	2,387,926	133,922	7.48	2,344,320	125,701	7.15
Total earning assets	3,007,662	157,360	6.98	2,949,600	149,392	6.75
Less: Allowance for loan losses	15,959			11,834

Non-earning assets:
Cash and cash equivalents	81,608			57,201
Premises and equipment, net	40,359			36,327
Other assets(1)	38,862			39,947
Total assets	$3,152,532			$3,071,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$231,388	$702	0.40%	$223,627	$1,206	0.72%
Money market accounts	600,825	9,029	2.00	572,745	18,169	4.23
Time deposits	442,581	13,242	3.99	488,777	16,219	4.42
Brokered deposits	209,946	7,268	4.62	124,339	4,660	5.00
Total deposits	1,484,740	30,241	2.72	1,409,488	40,254	3.81

Repurchase agreements and other short-term borrowings	373,655	5,622	2.01	435,019	14,942	4.58
Federal Home Loan Bank advances	605,914	17,862	3.93	625,380	21,392	4.56
Subordinated note	41,240	1,888	6.10	41,240	1,881	6.08
Total interest-bearing liabilities	2,505,549	55,613	2.96	2,511,127	78,469	4.17

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	338,569			291,142
Other liabilities	43,890			27,062
Stockholders’ equity	264,524			241,910
Total liabilities and stockholders’ equity	$3,152,532			$3,071,241

Net interest income		$101,747			$70,923

Net interest spread			4.02%			2.58%

Net interest margin			4.51%			3.21%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” is included as a component of other assets.

(2)       The amount of loan fee income included in total interest income was $23.0 million and $9.0 million for the nine months ended September 30, 2008 and 2007.

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

Table 3 – Volume/Rate Variance Analysis

	Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007			Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
		Increase/(Decrease) Due to			Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$(1,714)	$(1,124)	$(590)	$(952)	$(879)	$(73)
Tax exempt investment securities	(17)	1	(18)	(25)	2	(27)
Federal funds sold and other	(53)	(7)	(46)	724	902	(178)
Loans and fees	(3,322)	(403)	(2,919)	8,221	14,565	(6,344)

Net change in interest income	(5,106)	(1,533)	(3,573)	7,968	14,590	(6,622)

Interest expense:

Transaction accounts	(243)	16	(259)	(504)	41	(545)
Money market accounts	(4,562)	(564)	(3,998)	(9,140)	851	(9,991)
Time deposits	(1,257)	(236)	(1,021)	(2,977)	(1,459)	(1,518)
Brokered deposits	(264)	285	(549)	2,608	2,988	(380)
Repurchase agreements and other short-term borrowings	(3,360)	(699)	(2,661)	(9,320)	(1,870)	(7,450)
Federal Home Loan Bank advances	(1,601)	(466)	(1,135)	(3,530)	(649)	(2,881)
Subordinated note	—	—	—	7	—	7

Net change in interest expense	(11,287)	(1,664)	(9,623)	(22,856)	(98)	(22,758)

Net change in net interest income	$6,181	$131	$6,050	$30,824	$14,688	$16,136

Non interest Income

Non interest income declined $4.1 million, or 55%, for the third quarter of 2008 compared to the third quarter of 2007. For the first nine months of 2008, non interest income increased $16.4 million, or 58%, compared to the same period in 2007.

Service charges on deposit accounts increased $247,000, or 5%, for the third quarter of 2008 and $915,000, or 7%, for the first nine months of 2008, as compared to the same periods in 2007. The increase for both the quarter and nine months was primarily due to growth in the Company’s checking account base in conjunction with growth in the Bank’s “Overdraft Honor” program, which permits selected customers to overdraft their accounts up to a predetermined dollar amount (up to a maximum of $1,000) for the Bank’s customary overdraft fee. The Company also increased its overdraft fee by 7% in April of 2008. Included in service charges on deposits are net per item net overdraft fees of $3.6 million for the third quarters of 2008 and 2007 and $10.3 million and $10.1 million for the first nine months of 2008 and 2007.

For the first nine months of 2008, Electronic refund check (“ERC”) fees and Net RAL securitization income increased $13.5 million and $9.3 million, respectively. The increase was attributable to the overall increase in volume at TRS during the tax season in combination with a lower estimated loss rate on underlying securitized RALs. The potential exists during the remainder of the year that the Company will further revise its estimate for future cash flows of the residual interest of the securitization based on the collectibility of the underlying securitized RALs. The Company believes the impact of these changes in estimate will be immaterial to the financial statements and will recognize any changes in subsequent quarters as they are realized.

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

Mortgage Banking income increased $1.8 million during the nine months ended September 30, 2008 compared to the same period in 2007. The rise in mortgage banking income was primarily due to an increase in net gain on sale of loans, which resulted from a slight in increase in the volume of loans sold in combination with an increase in the value of the servicing component assigned by the Company for loans sold “servicing retained” during the period. In addition, during the first nine months of 2008, the Company charged higher closing costs to its clients for fixed rate secondary market products and recognized a $178,000 gain related to the adoption of SAB 109 “Written Loan Commitments Recorded at Fair Value Through Earnings” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

The Company recognized a net loss on sales, calls and impairment of securities of $8.9 million during the first nine months of 2008, primarily as a result of OTTI charges recorded for three non agency mortgage backed and other non agency mortgage-related securities and the Company’s FHLMC preferred stock investment. Approximately $5.3 million of the impairment charge was recognized during the third quarter of 2008. See additional discussion under the section titled “Investment Securities” in this section of the document, as well as Footnote 2 “Securities” of Item 1 “Financial Statements.”

Non interest Expenses

Non interest expenses increased $2.7 million, or 13%, for the quarter ended September 30, 2008 compared to the same period in 2007 due primarily to an increase in salaries and employee benefits combined with higher other expenses. Non interest expenses increased $15.5 million, or 24%, during the first nine months of 2008 compared to the same period in 2007, due primarily to the same reasons.

Approximately $937,000 of the third quarter increase was related to TRS and was driven by the significant year-over-year growth in the program and infrastructure. Within the Company’s traditional Banking segment, non interest expenses increased $1.8 million, or 9%, for the third quarter of 2008 compared to 2007.

•                  With respect to third quarter increase in non interest expense at TRS:

•                  TRS salaries and employee benefits increased $744,000 consistent with annual merit increases, increased staffing, including seasonal contract labor staffing, and increased incentive compensation accruals.

•                  TRS occupancy and equipment expense increased $223,000 primarily due to higher leased and rented equipment and facility rent expense, as the Company expanded its infrastructure to accommodate an increase in volume.

•                  With respect to the third quarter change in non interest expense associated with the Company’s traditional Banking segment:

•                  Salaries and employee benefits increased $814,000 due primarily to an increase in staffing associated with new banking center openings and higher costs associated with the Company’s health insurance.

•                  Occupancy and equipment increased $192,000 primarily due to growth in the Company’s infrastructure and banking center network, as well as increased leasing costs and service agreements for the Company’s technology and operating systems.

•                  Other expense increased $774,000. The increase in other expense was spread among several categories and includes increases for FDIC deposit insurance, contribution expenses, routine audit and professional fees, reimbursement of foreign ATM fees for the Company’s “BreakFree” and “Ultimate” checking account clients and correspondent banking fees.

Approximately $12.9 million of the year to date increase was related to TRS and was also driven by the significant year-over-year growth in the program and infrastructure. Within the Company’s traditional Banking segment, non interest expenses increased $2.6 million, or 4% for the nine months ended September 30, 2008.

•                  With respect to the year to date increase in non interest expense at TRS:

•                  TRS salaries and employee benefits increased $3.9 million consistent with annual merit increases, increased staffing, including seasonal contract labor staffing, and increased incentive compensation accruals.

•                  TRS occupancy and equipment expense increased $837,000 primarily due to higher leased and rented equipment and facility rent expense, as the Company expanded its infrastructure to accommodate the anticipated increase in volume.

•                  TRS marketing and development expense increased $6.0 million due to expenses associated with the Program and Technology Agreements related to the Jackson Hewitt relationship.

•                  TRS telephone and postage expense increased $262,000 consistent with the overall growth in the program.

•                  TRS office supplies increased $117,000 consistent with the overall growth in the program and increased printed materials.

•                  Other expenses at TRS increased $1.7 million primarily due to expenses such as routine professional fees, fraud detection and identification verification, and correspondent banking relationships. Included in professional fees is the annual review of the RAL underwriting by a third party consultant and routine annual audits of tax preparation offices nationwide.

•                  With respect to the year to date change in non interest expense associated with the Company’s traditional Banking segment:

•                  Salaries and employee benefits increased $1.1 million due primarily to an increase in staffing associated with new banking center openings and higher costs associated with the Company’s health insurance.

•                  Occupancy and equipment increased $666,000 primarily due to growth in the Company’s infrastructure and banking center network, as well as increased leasing costs and service agreements for the Company’s technology and operating systems.

•                  Other expense increased $957,000. Consistent with the third quarter, this increase in other expense was spread among several categories and includes increases for FDIC deposit insurance, contribution expenses, routine audit and professional fees, reimbursement of foreign ATM fees for the Company’s “BreakFree” and “Ultimate” checking account clients and correspondent banking fees.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Investment Securities

Securities available for sale primarily consists of U.S. Treasury and U.S. Government Agency obligations, including agency mortgage backed securities (“MBSs”), agency collateralized mortgage obligations (“CMOs”), non agency mortgage backed and other non agency mortgage-related securities and FHLMC preferred stock. The agency MBSs primarily consist of hybrid mortgage securities, as well as other adjustable rate mortgage securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), FHLMC and Fannie Mae (“FNMA”). Agency CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Company primarily uses the securities portfolio as collateral for securities sold under agreements to repurchase (“repurchase agreements”) and to mitigate the Company’s risk position from rising interest rates. Strategies for the securities portfolio may also be influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

During the first nine months of 2008, Republic purchased $1.89 billion in securities and had maturities and calls of $1.92 billion. Substantially all of the securities purchased were agency discount notes, which the Company utilized primarily for collateral purposes. The weighted average yield on these discount notes was 2.70% with an average term of 2 days. Substantially all of the cash received from the maturities and calls of the investment securities that was not reinvested into discount notes was utilized to pay down advances from the Federal Home Loan Bank.

The Company recognized a net loss on impairment of securities of $8.9 million during the first nine months of 2008, as three non agency mortgage backed and other non agency mortgage-related securities and the Company’s FHLMC preferred stock investment were deemed to be other-than-temporarily impaired by the Company. Approximately $5.3 million of the impairment charge was recognized during the third quarter of 2008. See additional discussion under Footnote 2 “Securities” of Item 1 “Financial Statements.”

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, decreased by $80 million during the first nine months of 2008 to $2.3 billion at September 30, 2008. While commercial and home equity loans increased $11 million and $20 million during the first nine months of 2008, the Company experienced a decline of $50 million, $9 million and $46 million in the residential real estate, commercial real estate and real estate construction loan portfolios, respectively. Generally, the overall decline was due to higher pricing requirements implemented by the Company which effectively shifted 1-4 family real estate loan volume into secondary market products or to other financial institutions with lower offering rates. In addition, the Company implemented stricter underwriting standards due to the deterioration in the real estate markets which, in combination with higher pricing strategies, caused portfolio level origination volume to decrease significantly during the first nine months of 2008. The Company currently expects to maintain these pricing and underwriting strategies through the remainder of 2008 and, as a result, the Company anticipates a continued decline in loan balances throughout the remainder of the year.

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

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses as a percent of total loans increased to 0.61% at September 30, 2008 compared to 0.53% at December 31, 2007. In general, the increase in the allowance for loan losses as a percentage of total loans was primarily attributable to additional reserves recorded based on the increase in past due, non-performing and classified loans. The Company believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2008.

The Company recorded a provision for loan losses of $14.5 million for the nine months ended September 30, 2008, compared to a provision of $5.2 million for the same period in 2007. Included in the provision for loan losses for 2008 and 2007 was $8.4 million and $3.3 million for net estimated losses associated with RALs retained on balance sheet. The increase in estimated losses associated with RALs was primarily due the increased volume offset by lower confirmed fraud and a decline in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts.

The Banking segment provision for loan losses was $6.1 million for the nine months ended September 30, 2008 compared to $1.9 million or the same period in 2007. In general, the increase in the allowance for loan losses was primarily attributable to reserves required for the increase in classified, delinquent and non-performing loans and a $968,000 adjustment recorded in the second quarter of 2008 related to several qualitative factors within the allowance calculation due to the generally deteriorating real estate market conditions. Approximately $2.8 million of the increase was related to one land development loan in Florida placed on non accrual during the first quarter of 2008. This $4.7 million loan is currently in process of foreclosure.

The Company recorded a provision for loan losses of $324,000 for the third quarter 2008, compared to a provision of $1.4 million for the same period in 2007. Included in the provision for loan losses for 2008 was $133,000 for net estimated losses associated with RALs retained on-balance sheet compared to a credit of $154,000 for the same period in 2007. The Banking segment provision for loan losses was $191,000 for the third quarter of 2008 compared to $1.5 million for the same period in 2007. The lower estimated provision for loan losses during the quarter was attributable to a favorable decline in loan balances that the Company considers “substandard” within its allowance calculation. This compares to an unfavorable increase in loan balances that the Company considered “substandard” during the third quarter of 2007.

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

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 4 – Summary of Loan Loss Experience

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Allowance for loan losses at beginning of period	$17,995	$11,157	$12,735	$11,218
Charge offs:
Real Estate:
Residential	(178)	(134)	(945)	(329)
Commercial	—	(91)	(26)	(171)
Construction	(2,502)	—	(2,573)	(1)
Commercial	(36)	(69)	(98)	(87)
Consumer	(376)	(417)	(1,228)	(1,022)
Home Equity	(239)	(45)	(455)	(99)
Tax Refund Solutions	(1,335)	(6)	(9,208)	(4,246)
Total	(4,666)	(762)	(14,533)	(5,955)
Recoveries:
Real Estate:
Residential	32	52	139	235
Commercial	182	3	209	28
Construction	—	—	—	1
Commercial	12	2	17	56
Consumer	116	101	341	336
Home Equity	14	13	37	27
Tax Refund Solutions	238	160	850	953
Total	594	331	1,593	1,636

Net loan charge offs/recoveries	(4,072)	(431)	(12,940)	(4,319)
Provision for loan losses	324	1,376	14,452	5,203
Allowance for loan losses at end of period	$14,247	$12,102	$14,247	$12,102

Ratios:
Allowance for loan losses to total loans	0.61%	0.51%	0.61%	0.51%
Allowance for loan losses to non performing loans	89	100	89	100
Annualized net loan charge offs to average loans outstanding - Total Company	0.70	0.07	0.72	0.25
Annualized net loan charge offs to average loans outstanding - Traditional Banking Segment	0.51	0.10	0.26	0.18

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

Consumer loans are not placed on non-accrual status but are reviewed periodically and generally charged off when the loans reach 120 days past due or at any point the loan is deemed uncollectible. RALs traditionally undergo a review in March and July of each year and those RALs deemed uncollectible are charged off against the allowance for loan losses.

Total non performing loans to total loans increased to 0.69% at September 30, 2008, from 0.40% at December 31, 2007, as the total balance of non performing loans increased by $6.4 million for the same period. Approximately $4.7 million of the increase related to one land development loan in Florida. During the first nine months of 2008, the Company recorded a $2.8 million provision for loan loss directly related to the non performing loan noted above.

The remainder of the non performing loan category remained substantially concentrated within the residential real estate and construction categories. Republic is generally well secured on these loans. As such, the Company does not anticipate a substantial increase in losses resulting from the current rise in the level of these non-performing loans at this time.

Table 5 – Non Performing Loans and Non Performing Assets

(dollars in thousands)	September 30, 2008	December 31, 2007

Loans on non-accrual status(1)	$14,763	$8,303
Loans past due 90 days or more and still on accrual	1,217	1,318
Total non-performing loans	15,980	9,621
Other real estate owned	2,017	795
Total non-performing assets	$17,997	$10,416
Non-performing loans to total loans	0.69%	0.40%
Non-performing assets to total loans	0.78	0.43

(1)         Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Republic defines impaired loans to be those commercial loans that the Company has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $12.5 million at September 30, 2008 compared to $6.4 million at December 31, 2007. The increase in impaired loans primarily related to one land development loan in Florida that was placed on non accrual during the first quarter of 2008.

Deposits

Total deposits declined $168 million from December 31, 2007 to September 30, 2008 to $1.8 billion. Interest-bearing deposits decreased $168 million, or 10%, while non interest-bearing deposits were relatively unchanged from December 31, 2007 to September 30, 2008. The decrease in interest-bearing accounts occurred primarily in the money market and brokered deposit categories.

As previously disclosed, the Company experienced a $48 million decline in one money market commercial relationship, as the commercial client elected to move its funds from the Bank to higher yielding investment alternatives. The client withdrew approximately $66 million and $9 million in deposits from the Company during the first and second quarters of 2008, respectively. During the third quarter of this year, however, the client redeposited $27 million with the Bank at existing market terms.

Brokered deposits decreased $161 million during 2008 to $211 million at September 30, 2008. During the fourth quarter of 2007, the Company acquired approximately $272 million in brokered deposits to be utilized in the first quarter of 2008 to fund RALs. These deposits had a weighted average cost of 5.09% with an average maturity of 92 days. The Company also called $56 million of brokered CDs with a weighted average interest rate of 5.40% during the first quarter of 2008. The Company replaced these brokered deposits as they matured during the first quarter of 2008 with FHLB advances.

In addition to the brokered deposits obtained during the fourth quarter of 2007, the Company also obtained $200 million in brokered deposits during January of 2008 to fund the RAL program. These brokered deposits had a three month maturity and a weighted average rate of 4.95%. The Company replaced these brokered deposits with advances from the FHLB.

During the second quarter of 2008, the Company entered into a relationship with a large broker to obtain brokered money market deposits indexed to the three month LIBOR plus 0.25%. Due to contractual obligations that the broker has with its money market clients, this rate increased to only 3.20% at the end of the third quarter despite the fact that LIBOR increased to over 4%. At this time, management does not believe that in the near-term the rate paid on these deposits will increase from 3.20% due to the broker’s contractual obligations with its clients and the market anomaly between the Fed Funds target rate and LIBOR. As of September 30, 2008, Republic had approximately $98 million in balances from the broker with an original maximum amount of funds obtainable from the broker under its contract of $100 million. Subsequent to the end of the quarter, both parties agreed to raise the maximum amount of funds that Republic can receive under its contract with the broker to $200 million. Management is currently uncertain if and when the maximum may be reached due to the uncertainty in the financial markets.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings declined $76 million during 2008. The majority of the repurchase accounts are large treasury management transaction relationships with normal recurring large fluctuations in account balances. All of these accounts require security collateral on behalf of Republic. The substantial majority of these accounts are indexed to immediately repricing indices such as the Federal Funds target rate. Based on the transactional nature of the Company’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

Federal Home Loan Bank Advances

FHLB advances increased $99 million to $577 million at September 30, 2008. The increase primarily occurred as the Company replaced maturing brokered deposits with FHLB advances.

Approximately $150 million of the FHLB advances at September 30, 2008 and December 31, 2007 were putable advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years. To moderate the continued contraction on its margin, during March of 2007 the Company refinanced $100 million in overnight borrowings from the FHLB with an approximate cost of 5.25% into a 10-year fixed rate advance with a 3-year put option at an average cost of 4.39%. At the end of the three year period, the FHLB has the right to require the Company to pay off the advances with no penalty. The weighted average coupon on all of the Company’s putable advances at September 30, 2008 was 4.51%. Based on market conditions at this time, the Company does not believe that any of its putable advances are likely to be “put back” to the Company in the short-term by the FHLB.

Liquidity

The Company’s first quarter 2008 RAL program required significantly more liquidity than in prior tax seasons. In addition to the new business gained through the Jackson Hewitt relationship, the Company also experienced significant growth through its independent tax-preparer customer base. The Company utilized a securitization structure once again in 2008 to fund a significant portion of the RAL portfolio. Brokered deposits were utilized to fund all RALs not funded through the securitization structure in 2008. In March of 2008, the Company replaced approximately $328 million of matured brokered CDs with FHLB advances.

The Company is significantly leveraged with a loan to deposit ratio of 129% at September 30, 2008 and 122% at December 31, 2007. Traditionally, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At September 30, 2008 and December 31, 2007, Republic had available collateral to borrow an additional $375 million and $545 million, respectively from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $207 million available through various other financial institutions as of September 30, 2008. If the Company were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Company cannot obtain brokered deposits, the Company would be forced to offer above market deposit interest rates to meet its funding and liquidity needs.

Republic maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell certain securities, which is limited due to the level of securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At September 30, 2008 and December 31, 2007, these securities had a fair market value of $425 million and $520 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed.

At September 30, 2008, the Company had approximately $273 million in Premier First money market accounts, which is the Bank’s primary deposit product offering for medium to large business customers. These accounts do not require collateral, therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The 25 largest Premier first relationships represent approximately $135 million of the total balance. If any of these balances are moved from the Bank, the Company would likely utilize overnight borrowings in the short-term to replace the balances. One relationship elected to move $26 million in balances away from the Company during 2008, as more favorable investment alternatives became available to the client. On a longer-term basis, the Company would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Company believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the traditional retail bank deposits they replace, potentially decreasing the Company’s earnings.

The Company’s liquidity risk increases significantly during the first quarter of each year due to the RAL program. The Company has committed to its electronic filer and tax-preparer base that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to estimate liquidity, or funding needs for the RAL program well in advance of the tax season. If management materially overestimates the need for funding during the tax season, a significant expense could be incurred without an offsetting revenue stream. If management materially underestimates its funding needs during the tax season, the Company could experience a significant shortfall of capital needed to fund RALs and could potentially be required to stop or reduce its RAL originations.

At the time of this filing, the Company has not finalized its funding strategy for the upcoming first quarter 2009 tax season. At this time, management believes it will be able to obtain all of the funding it needs for the upcoming tax season. Similar to the first quarter of 2008, management is considering funding options, which include a combination of brokered deposits and a securitization structure. In addition, the Company is also in discussion with two large national banks for a significant on-balance sheet line of credit facility secured by RALs. Because of the significant lack of liquidity currently in the credit markets, the Company may not be able to obtain its necessary funding from a securitization structure or from the line of credit facilities with terms acceptable to the Company. If the Company cannot obtain its necessary funding from the securitization structure and/or the line of credit facilities, the Company will rely on other sources of funding such as brokered deposits and other lines of credit and may need to draw on holding company lines of credit to provide additional capital to the Bank. Regardless of the final decision related to the securitization and the on-balance sheet line of credit facilities, the Company will likely begin to increase its brokered deposit balances significantly during the fourth quarter of 2008 in anticipation of the upcoming funding needs for the tax season. See Part II Item 1A “Risk Factors” for additional discussion regarding TRS and the securitization

The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Federal and state regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At September 30, 2008, RB&T could, without prior approval, declare dividends of approximately $63 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

Capital

Total stockholders’ equity increased from $249 million at December 31, 2007 to $277 million at September 30, 2008. The increase in stockholders’ equity was primarily attributable to net income earned during 2008 reduced by cash dividends declared.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the Federal Reserve and FDIC. Republic’s average capital to average assets ratio was 8.39% at September 30, 2008 compared to 7.86% at December 31, 2007. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of September 30, 2008 and December 31, 2007:

Table 6 – Capital Ratios

	As of September 30, 2008		As of December 31, 2007
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$319,664	16.11%	$290,155	13.90%
Republic Bank & Trust Co.	302,165	15.66	272,747	13.41
Republic Bank	12,791	24.48	13,296	23.70

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$305,417	15.39%	$277,420	13.29%
Republic Bank & Trust Co.	265,069	13.74	237,018	11.66
Republic Bank	12,190	23.33	12,840	22.89

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$305,417	10.18%	$277,420	8.75%
Republic Bank & Trust Co.	265,069	9.02	237,018	7.66
Republic Bank	12,190	16.10	12,840	16.59

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

Republic utilized an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are evaluated with the model. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve. These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve. As with the Company’s previous simulation models, the September 30, 2008 simulation analysis continues to indicate that an increase in interest rates would generally have a negative effect on net interest income and a decrease in interest rates would generally have a positive impact on net interest income. As the Company has continued to implement strategies to mitigate the negative impact of rising interest rates, these strategies have lessened the positive impact from declining interest rates and also reduced the Company’s forecasted “base case” net interest income in the event of no interest rate changes.

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

Item 1A.         Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond our control, which may significantly change the results or expectations of the Company. Some of these factors are described below in the sections titled “Company Factors” and “Industry Factors,” however, many are described in the other sections of this document and the Company’s Form 10-K for the year ending December 31, 2007.

Company Factors

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different than amounts previously estimated. Management has identified six accounting policies as being critical to the presentation of the Company’s financial statements. These policies are described in the Company’s first quarter 2008 Form 10-Q under Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates” and relate to the following:

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

During the first nine months of 2008, net income from the Company’s TRS business segment accounted for approximately 49% of the Company’s total net income. Various governmental and consumer groups have, from time to time, questioned the fairness of the RAL program and have accused this industry of charging excessive/usurious rates of interest, via the fee, and engaging in predatory lending practices. Consumer groups have also claimed that customers are not adequately advised that a RAL is a loan product and that alternative, less expensive means of obtaining tax refund proceeds may be available. Actions of these groups and others could result in regulatory, governmental or legislative action or material litigation against the Company. Exiting this line of business, either voluntarily or involuntarily, would significantly reduce the Company’s earnings.

For additional discussion regarding TRS and the securitization, see the sections titled Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Part 1 Item 1 “Financial Statements,” as well as “Results of Operations” in Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•                  The TRS business segment represents a significant operational risk, and if the Company were unable to properly service the anticipated growth in the business it could materially impact the earnings of the Company. As previously disclosed, during the first quarter of 2008, the Company substantially grew its business over prior year due to several new relationships and increased volume from existing relationships. The primary reason for this increase was the announced exiting of this business line by a large competitor of Republic.

Continued growth in this business segment requires continued increases in technology and employees to service the new business. In order to process the new business, the Company must implement and test new systems, as well as train new employees. Significant operational problems could cause the Company to incur higher than normal credit losses. Significant operational problems could also cause a material portion of the Company’s tax-preparer base to switch to a competitor bank to process their bank product transactions, significantly reducing the Company’s projected revenue without a corresponding decrease in expenses.

For additional discussion regarding TRS and the securitization, see the sections titled Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Part 1 Item 1 “Financial Statements,” as well as “Results of Operations” in Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

For additional discussion regarding TRS and the securitization, see the sections titled Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Part 1 Item 1 “Financial Statements,” as well as “Results of Operations” in Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•                  RALs represent a significant liquidity, or funding, risk. Significantly overestimating or underestimating the Company’s liquidity or funding needs for the upcoming tax season could have a material negative impact on the Company’s overall earnings. Funding for RAL liquidity requirements may also cost more than the

Company’s current estimates and/or historical experience. The Company’s liquidity risk increases significantly during the first quarter of each year due to the RAL program. The Company has committed to its electronic filer and tax-preparer base that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to estimate liquidity, or funding, needs for the RAL program well in advance of the tax season. If management materially overestimates the need for funding during the tax season, a significant expense could be incurred without an offsetting revenue stream. If management materially underestimates its funding needs during the tax season, the Company could experience a significant shortfall of capital needed to fund RALs and could potentially be required to stop or reduce its RAL originations.

At the time of this filing, the Company has not finalized its funding strategy for the upcoming first quarter 2009 tax season. At this time, management believes it will be able to obtain all of the funding it needs for the upcoming tax season. Similar to the first quarter of 2008, management is considering funding options, which include a combination of brokered deposits and a securitization structure. In addition, the Company is also in discussion with two large national banks for a significant on-balance sheet line of credit facility secured by RALs. Because of the significant lack of liquidity currently in the credit markets, the Company may not be able to obtain its necessary funding from a securitization structure or from the line of credit facilities with terms acceptable to the Company. If the Company cannot obtain its necessary funding from the securitization structure and/or the line of credit facilities, the Company will rely on other sources of funding such as brokered deposits and other lines of credit and may need to draw on holding company lines of credit to provide additional capital to the Bank. Regardless of the final decision related to the securitization and the on-balance sheet line of credit facilities, the Company will likely begin to increase its brokered deposit balances significantly during the fourth quarter of 2008 in anticipation of the upcoming funding needs for the tax season.

For additional discussion regarding TRS and the securitization, see the sections titled Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Part 1 Item 1 “Financial Statements,” as well as “Results of Operations” in Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•                  RALs represent a significant credit risk, and if the Company is unable to collect a significant portion of its RALs it would materially impact the earnings of the Company. There is credit risk associated with a RAL because the funds are disbursed to the customer prior to the Company receiving the customer’s refund from the Internal Revenue Service (“IRS”). The Company collects substantially all of its payments related to RALs from the IRS. Losses generally occur on RALs because the Company does not receive payment from the IRS due to reasons such as taxpayer or tax-preparer fraud, taxpayer or tax-preparer tax return errors, and tax debts not disclosed to the Company, among other reasons.

Historically at TRS, credit losses related to RALs within a given calendar year have ranged from a low of 0.49% to a high of 1.70% of total RALs originated (including retained and securitized RALs). During the first nine months of 2008, the Company incurred $16.2 million in gross losses associated with RALs both retained on balance sheet by the Company and securitized by the Company. Losses as a percent of total gross RALs originated (including retained and securitized RALs) during the first nine months of 2008 were 0.91%.

Although the Company expects losses for the upcoming first quarter 2009 tax season to track within historical levels in terms of percentage of total loans originated, management cannot guarantee any range of losses associated with the RAL business. Losses significantly above historical levels could have a material negative impact on the Company’s overall earnings.

For additional discussion regarding TRS and the securitization, see the sections titled Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Part 1 Item 1 “Financial Statements,” as well as “Results of Operations” in Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•                  Republic has substantial risk in connection with the RAL securitization. A residual represents the retained interest created in a securitization and typically represents the first loss position. Residuals are not typically rated by nationally recognized rating agencies. In a securitization transaction, the Company may recognize a gain on sale resulting from the related residual in the securitized loans when it sells the assets. The value assigned to the residual depends upon certain assumptions made regarding the future performance of the securitized loan portfolio, including the level of credit losses. If actual credit losses differ from the original assumptions, the value of the residual may decrease materially, possibly resulting in a charge against future earnings. Decreases in the value of the residual in the securitization due to higher than expected credit losses could have a material adverse effect on the Company’s business, financial condition and results of operations.

For additional discussion regarding TRS and the securitization, see the sections titled Footnote 9 “Segment Information” and Footnote 10 “Securitization” of Part 1 Item 1 “Financial Statements,” as well as “Results of Operations” in Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company earns a substantial majority of its fee income related to this program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the nine months ended September 30, 2008 and 2007 were $10.3 million and $10.1 million. The total net daily overdraft charges included in interest income for the nine months ended September 30 2008 and 2007 were $2.0 million. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would significantly reduce Company earnings.

The Company owns $21 million of securities which the Company believes have an elevated level of credit risk and are extremely illiquid. Nationally, residential real estate values declined significantly during 2007 and 2008. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as non agency mortgage backed or other non agency mortgage-related securities. The Company currently owns five non agency mortgage backed and other non agency mortgage-related securities with a fair value of $21.1 million at September 30, 2008. These securities are not guaranteed by government agencies. Approximately $14.4 million of these securities are mostly backed by “Alternative A” first lien mortgage loans. The remaining $6.7 million represents an asset backed security with an insurance “wrap” or guarantee. The average life of these securities is currently estimated to be approximately five years. Due to current market conditions, all of these assets are extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active,” which was issued in October 2008. Based on this determination, the Company utilized an income valuation model as of September 30, 2008, as opposed to a market valuation approach, in determining the fair value of these securities. The income valuation model (present value model) maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Management believes the income valuation model is more representative of the fair value for these securities than the market valuation technique used at prior measurement dates.

Prior to the second quarter of 2008, unrealized losses on the Company’s non agency mortgage backed securities and other non agency mortgage related securities were not recognized into income because the bonds were deemed to be of sufficient credit quality (rated A+, Aa1 or higher) and the Company had the intent and ability to hold the securities until maturity. The Company evaluated the performance of the loans underlying these securities and concluded it would likely continue to receive the future expected cash flows of these securities in accordance with their original terms. As such, prior to the second quarter of 2008, the Company concluded that the fair value of all non agency mortgage backed securities and other non agency mortgage related securities would recover as the securities approached maturity.

During the second quarter of 2008, the Company recorded a non cash OTTI charge totaling $3.4 million for two of its available for sale non agency mortgage backed and other non agency mortgage related securities. During the third quarter of 2008, the Company recorded another non cash OTTI charge totaling $3.9 million related to another available for sale non agency mortgage backed and other non-agency mortgage related security. As of the end of the third quarter, no impairment charge had been recorded on two of the securities, which were rated AAA by S&P and had a amortized cost of $7.5 million. See additional discussion regarding these impairment charges under Footnote 2 “Securities.”

Further deterioration in economic conditions and/or new or additional downgrades from applicable rating agencies could cause the Company to record additional impairment charges in the future.

Mortgage banking activities are significantly impacted by changing long-term interest rates. Changes in interest rates can impact the gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of mortgage banking income. A decline in interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand. If demand increases, mortgage banking income will be positively impacted by more gains on sale; however, the valuation of existing mortgage servicing rights will decrease and may result in a significant impairment. Moreover, a decline in demand for mortgage banking products could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts. See additional discussion about this product under the section titled: Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 9 “Segment Information” of Item 1 “Financial Statements.”

The Company’s stock generally has a low average daily trading volume, which limits a stockholder’s ability to quickly accumulate or quickly sell large numbers of shares of Republic’s stock without causing wide price fluctuations. Republic’s stock price can fluctuate widely in response to a variety of factors, such as actual or anticipated variations in the Company’s operating results, recommendations by securities analysts, operating and stock price performance of other companies, news reports, results of litigation, regulatory actions or changes in government regulations, among other factors. A low average daily stock trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

The Company’s insiders hold voting rights that give them significant control over matters requiring stockholder approval. The Company’s Chairman, President, and Vice Chairman hold substantial amounts of the Company’s Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes. This group generally votes together on matters presented to stockholders for approval. Consequently, other stockholders’ ability to influence the Company’s actions through their vote may be limited and the non-insider stockholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. The Company cannot assure you that majority stockholders will vote their shares in accordance with minority stockholder interests.

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

The Company and the Bank are heavily regulated at both the federal and state levels. This regulatory oversight is primarily intended to protect depositors, the Deposit Insurance Fund (“DIF”) and the banking system as a whole, not the stockholders of the Company. Changes in policies, regulations and statutes, or the interpretation thereof, could significantly impact the product offerings of Republic causing the Company to terminate or modify its product offerings in a manner that could materially adversely affect the earnings of the Company.

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

Republic is subject to regulatory capital adequacy guidelines, and if the Company fails to meet these guidelines the Company’s financial condition may be adversely affected. Under regulatory capital adequacy guidelines, and other regulatory requirements, Republic and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to qualitative judgments by regulators regarding components, risk weightings and other factors. If Republic fails to meet these minimum capital guidelines and other regulatory requirements, Republic’s financial condition will be materially and adversely affected. If Republic’s fails to maintain well-capitalized status under its regulatory framework, or deemed not well-managed under regulatory exam procedures, or if it should experience certain regulatory violations, Republic’s status as a Financial Holding

Company and its related eligibility for a streamlined review process for acquisition proposals, and its ability to offer certain financial products could be compromised.

The Company’s financial condition and earnings could be negatively impacted to the extent the Company relies on information that is false, misleading or inaccurate. The Company relies on the accuracy and completeness of information provided by vendors, customers and other parties. In deciding whether to extend credit, including RALs, or enter into transactions with other parties, the Company relies on information furnished by, or on behalf of, customers or entities related to those customers or other parties.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2008 are included in the following table:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1– July 31	5,792		$27.28	—
August 1– August 31	810		32.61	—
September 1 – September 30	—		—	—
Total	6,602	*	$28.30	—	89,053

* - Represents shares received by the Company in connection with stock option exercises.

During the first nine months of 2008, the Company repurchased 14,000 shares and there were 92,428 shares exchanged for stock option exercises. During the second quarter of 2007, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of an additional 300,000 shares from time to time, as market conditions are deemed favorable to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2008, the Company had 89,053 shares which could be repurchased under the current share repurchase programs.

During the first nine months of 2008, there were approximately 22,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.        Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

10.1	Appointment of Ted M. Parker as CEO – Acquisitions and Corporate Strategy (Incorporated by reference to Form 8-K filed August 22, 2008 (commission File Number: 0-24649

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

October 28, 2008	By:	Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

October 28, 2008	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer