Form 10-K
period 2008-12-31
REPUBLIC BANCORP INC /KY/
filed 2009-03-06
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

☐   Yes   ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $235,551,372 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of March 1, 2009 was 18,346,108 and 2,310,405.

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

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2009 are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains statements relating to future results of Republic Bancorp, Inc. that are considered “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are principally, but not exclusively, contained in Part I Item 1 “Business,” Part I Item 1A “Risk Factors” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements relate to, among other things, expectations concerning credit quality, including but not limited to, delinquency trends and the adequacy of the allowance for loan losses, business operating segments, critical accounting estimates, corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, recession, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required, as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). Broadly speaking, forward-looking statements include:

•                  projections of revenue, income, expenses, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;

•                  descriptions of plans or objectives for future operations, products or services;

•                  forecasts of future economic performance; and

•                  descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:

•                  delinquencies, future credit losses, non-performing loans and non-performing assets;

•                  the adequacy of the allowance for loans losses;

•                  anticipated future funding sources for Tax Refund Solutions (“TRS”);

•                  potential impairment on securities;

•                  the future value of mortgage servicing rights;

•                  the impact of new accounting pronouncements;

•                  future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;

•                  legal and regulatory matters including results and consequences of regulatory examinations; and

•                  future capital expenditures.

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, the statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date the statements are made and management may not update them to reflect changes that occur subsequent to the date the statements are made. See additional discussion under the sections titled Part I Item 1 “Business,” Part I Item 1A “Risk Factors” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As used in this report, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: Republic Bank & Trust Company and Republic Bank.

PART I

Item 1  Business.

Republic Bancorp, Inc. (“Republic” or the “Company”) is a Bank Holding Company headquartered in Louisville, Kentucky. Republic is the Parent Company of Republic Bank & Trust Company (“RB&T”) and Republic Bank (collectively referred together with RB&T as the “Bank”), Republic Funding Company and Republic Invest Co. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned, unconsolidated finance subsidiary of Republic Bancorp, Inc. Incorporated in 1974, Republic became a bank holding company when RB&T became authorized to conduct commercial banking business in Kentucky in 1981.

The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. At December 31, 2008, Republic had total assets of $3.9 billion, total deposits of $2.7 billion and total stockholders’ equity of $276 million. Based on total assets as of December 31, 2008, Republic ranked as the largest Kentucky-based bank holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

Website Access to Reports

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge through its website, www.republicbank.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

General Business Overview

As of December 31, 2008, the Company was divided into three distinct business operating segments: Banking, Tax Refund Solutions and Mortgage Banking. The Company substantially exited the payday loan business operating segment during the first quarter of 2006; therefore, payday loan operations, previously reported as a fourth business operating segment, are presented as discontinued operations. See additional discussion under Footnote 2 “Discontinued Operations” and Footnote 23 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

Net income, total assets and net interest margin by business operating segment for the years ended December 31, 2008, 2007 and 2006 are presented below:

				Total
		Tax Refund	Mortgage	Continuing	Discontinued
Year Ended December 31, 2008 (dollars in thousands)	Banking	Solutions	Banking	Operations	Operations

Net income	$18,570	$13,258	$1,824	$33,652	$—
Total assets	2,773,238	1,154,777	11,353	3,939,368	—
Net interest margin	3.77%	NM	NM	4.20%

Year Ended December 31, 2007 (dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$21,051	$2,844	$1,018	$24,913	$—
Total assets	2,885,981	275,012	4,366	3,165,359	—
Net interest margin	2.95%	NM	NM	3.17%

Year Ended December 31, 2006 (dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net income	$22,793	$4,668	$655	$28,116	$235
Total assets	3,044,983	205	1,599	3,046,787	—
Net interest margin	3.02%	NM	NM	3.22%

NM — Not Meaningful

(I)  Banking

As of December 31, 2008, Republic had 45 full-service banking centers with 36 located in Kentucky, five located in metropolitan Tampa, Florida, three located in southern Indiana and one located in metropolitan Cincinnati, Ohio. RB&T’s primary market areas are located in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington, Florence, Fort Wright and Independence. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in Hudson, New Port Richey, Palm Harbor, Port Richey and Temple Terrace, Florida, as well as metropolitan Cincinnati, Ohio.

Market for Services

Management believes that the Bank’s principal markets are the residential real estate market and small-to-medium sized businesses within its primary market area through the Company’s banking center network. Businesses are solicited through the personal efforts of the officers and directors of both Republic and the Bank. The Company believes that a locally-based bank is perceived by the local business community as possessing a clearer understanding of local banking needs, thus providing the Bank with advantages over its non-locally based competition. The Company also believes that it is able to make prudent lending decisions more quickly than its competitors without compromising asset quality or profitability.

Lending Activities

The Bank principally markets its lending products and services through the following delivery channels:

Mortgage Lending – A major component of the Bank’s lending activities consists of the origination of single family residential real estate loans collateralized by owner occupied property, predominately located in the Bank’s primary market areas. Additionally, the Bank offers home equity loans and home equity lines of credit. These loans are originated through the Bank’s retail banking center network.

•                  The Bank generally retains adjustable rate mortgage (“ARM”) single family residential real estate loans with fixed terms up to ten years. These loans are included as a component of the Company’s “Banking” business operating segment and are discussed below and elsewhere in this filing.

•                  Single family residential real estate loans with fixed rate terms of 15, 20 and 30 years are generally sold into the secondary market, and their accompanying mortgage servicing rights (“MSRs”), which may be either sold or retained, are included as a component of the Company’s “Mortgage Banking” segment and are discussed below and elsewhere in this filing.

The Bank offers ARMs with rate adjustments tied to the one, three, five, seven and ten year U.S. Treasury investment securities with specified minimum and maximum interest rate adjustments. The interest rates on a majority of these loans are adjusted after their fixed rate terms on an annual basis with most having limitations on upward adjustments over the life of the loan. Some of these loans have fixed rate features for one, three or five years. The Bank generally charges a higher interest rate if the property is not owner occupied. It has been the Bank’s experience that the proportions of fixed rate and ARM originations depend in large part on the interest rate environment. As interest rates decline, there is generally a reduced demand for ARMs and an increased demand for fixed rate secondary market loan products. As interest rates rise, there is generally an increased demand for ARMs, as consumer demand shifts away from fixed rate secondary market loans.

In the Bank’s primary markets of Kentucky and southern Indiana, ARM loans collateralized by first lien, single family residential real estate are generally originated in amounts up to 90% of appraised value; however, the Bank commonly includes home equity lines of credit in conjunction with its first liens, often increasing the loan to value of the entire relationship to 100%. In its Florida market, the Bank will typically only lend up to 80% of the appraised value. In the case of mortgage loans, the Bank requires mortgagee’s title insurance to protect the Bank against defects in its liens on the properties that collateralize the loans. The Bank, in most cases, requires title, fire, and extended casualty insurance to be obtained by the borrower, and, when required by applicable regulations, flood insurance. The Bank maintains an errors and omissions insurance policy to protect the Bank against loss in the event a borrower fails to maintain fire and other hazard insurance policies.

Although the contractual loan payment period for single family residential real estate loans is generally for a 15 to 30 year period, such loans often remain outstanding for only their fixed rate periods, which is significantly shorter than their contractual terms. The Bank generally charges a penalty for prepayment of first lien mortgage loans if they are refinanced prior to the completion of their fixed rate period.

The Bank does purchase loans in low to moderate income areas from time to time in order to meets its obligations under the Community Reinvestment Act (“CRA”). The Bank generally applies secondary market underwriting criteria to these purchased single family residential real estate loans. In its loan purchases, the Bank generally reserves the right to reject particular loans from a loan package being purchased that do not meet its underwriting criteria. In connection with loan purchases, the Bank receives various representations and warranties from the sellers of the loans regarding the quality and characteristics of the loans.

Commercial Lending – Commercial loans are primarily real estate secured and are generated through banking centers located in the Bank’s primary market areas. The Bank’s commercial real estate and multi-family (“commercial real estate”) loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums and other types of buildings.

In the Bank’s primary market area of Kentucky and southern Indiana, commercial real estate loans are generally made in amounts up to 85% of the lesser of the appraised value or purchase price of the property. In its Florida market, the Bank will typically only originate commercial real estate loans up to 80% of the lesser of the appraised value or the purchase price of the property. Commercial real estate loans generally have fixed or variable interest rates indexed to prime interest rates and have terms of three, five, seven or ten years and amortizing terms up to 20 years. Although the contractual loan payment period for these types of loans is generally a 20 year period, such loans often remain outstanding for only their fixed rate periods, which is significantly shorter than their contractual terms. The Bank generally charges a penalty for prepayment of commercial real estate loans if they are refinanced prior to the completion of their fixed rate period. Although the Company had 15 commercial real estate loans exceeding $3 million at December 31, 2008, the average loan in this portfolio was just over $400,000.

Loans secured by commercial real estate generally are larger and involve greater risks than single family residential real estate loans. Because payments on loans secured by commercial real estate properties often are dependent on successful operation or management of the properties or businesses operated from the properties, repayment of such loans may be impacted to a greater extent by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks in a variety of ways, including limiting the size of commercial real estate loans and generally restricting such loans to its primary market area. In determining whether to originate commercial real estate loans, the Company also considers such factors as the financial condition of the borrower and guarantor and the debt service coverage of the property when applicable.

The Bank also offers a variety of commercial loans, including term loans, lines of credit and equipment and receivables financing. A broad range of short-to-medium term collateralized commercial loans are made available to businesses for working capital (including the support of inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment or machinery. Equipment loans are typically originated on a fixed-term basis ranging from one to five years. Although the Company had 12 commercial loans exceeding $1 million at December 31, 2008, the average loan in this portfolio was just over $120,000.

As mentioned above, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans, which may depreciate over time, usually cannot be appraised with as much precision as residential real estate, and may fluctuate in value over the term of the loan.

Construction Lending – The Bank originates residential construction real estate loans to finance the construction of single family dwellings. Most of the residential construction loans are made to individuals and builders who intend to build owner occupied housing on a parcel of real estate. The Bank’s construction loans to individuals typically range in size from $100,000 to $300,000. Construction loans also are made to contractors to build single family dwellings under contract. Construction loans are generally offered on the same basis as other single family residential real estate loans, except that a larger percentage down payment is typically required. The Bank engages in limited speculative home lending.

The Bank also may make residential development loans to real estate developers for the acquisition, development and construction of residential subdivisions. Such loans may involve additional risk attributable to the fact that funds will be advanced to fund the project under construction, which is of uncertain value prior to completion, and because it is relatively difficult to evaluate completion value accurately, the total amount of funds required to complete a development may be subject to change.

The Bank finances the construction of individual, owner occupied houses on the basis of written underwriting and construction loan management guidelines. Construction loans are structured either to be converted to permanent loans with the Bank at the end of the construction phase or to be paid off at closing. Construction loans on residential properties in the Bank’s Kentucky and southern Indiana markets are generally made in amounts up to 85% of appraised value at completion. Construction loans on residential properties in the Bank’s Florida market are generally made in amounts up to 80% of appraised value at completion. Construction loans to developers and builders generally have terms of nine to 12 months. Loan proceeds on builders’ projects are disbursed in increments as construction progresses and as property inspections warrant.

Loans collateralized by subdivisions and multi-family residential real estate generally are larger than loans collateralized by single family owner occupied housing and also generally involve a greater degree of risk. Repayments of these loans depend to a large degree on results of operations, management of properties, and conditions in the real estate market or the economy.

Consumer Lending – Traditional consumer loans made by the Bank include home improvement and home equity loans, as well as other secured and unsecured personal loans in addition to credit cards. With the exception of home equity loans, which are actively marketed in conjunction with single family real estate loans, other traditional consumer loan products, while available, are not actively promoted in the Bank’s markets.

Loan Origination and Processing – Loan originations are derived primarily from direct solicitation by the Bank’s loan officers, present depositors and borrowers, builders and walk-in customers. Loan applications are underwritten and closed based on the Bank’s standards, which are generally consistent with the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The consolidated legal lending limit for one borrower, as of December 31, 2008, was approximately $80 million.

The loan underwriting procedures followed by the Bank conform to regulatory guidelines and are designed to assess the borrower’s ability to make principal and interest payments and to be supported by the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a bank loan officer meets with each applicant to obtain the appropriate employment and financial information, as well as any other required application information. Upon receipt of the borrower’s completed loan application, the Bank obtains reports with respect to the borrower’s credit record, and independent appraisals of any collateral for the loan are ordered. The application information supplied by the borrower is independently verified. Once a loan application has been completed and all information has been obtained and verified, the loan request is submitted for a final review process. As part of the loan approval process, all uncollateralized loans of more than $150,000 and all collateralized loans of more than $1.5 million require approval by the Bank’s loan committee. Loans to one borrower are subject to limits depending on our internal risk ratings and applicable legal lending limitations.

The Bank’s commercial real estate and commercial loans undergo centralized underwriting on the basis of the borrower’s ability to make repayment from the cash flow of their business. As a general practice, in addition to personal guarantees, the Bank takes a security interest in real estate, equipment, or other business assets. Collateralized working capital loans are primarily secured by short-term assets, whereas long-term loans are primarily secured by long-term assets.

Loan applicants are notified promptly of the decision of the Bank by telephone and a letter. If the commercial loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral and required insurance coverage. Interest rates on committed loans are normally locked in at the time of application for a 30 to 45 day period.

Private Banking – The Bank provides financial products and services to high net worth individuals through its Private Banking Department. The Company’s Private Banking officers have extensive banking experience and are highly trained to meet the unique financial needs of high net worth individuals.

Treasury Management Services – The Bank provides various deposit products designed for commercial business customers located throughout its market areas. Lockbox processing, remote deposit capture, business online banking, account reconciliation and Automated Clearing House (“ACH”) processing are additional services offered to commercial businesses through the Company’s Treasury Management Department. The “Premier First” product is the Bank’s premium money market sweep account designed for commercial business customers.

Internet Banking – The Bank expands its market penetration and service delivery by offering customers Internet banking services and products through its website, www.republicbank.com.

Other Banking Services – The Bank also provides trust, title insurance and other financial institution related products and services.

(II)  Tax Refund Solutions (“TRS”)

Republic, though its TRS business operating segment, is one of a limited number of financial institutions which facilitates the payment of federal and state tax refunds through third party tax-preparers located throughout the U.S. The Company facilitates the payment of these tax refunds through three primary products: Refund Anticipation Loans (“RALs”), Electronic Refund Checks (“ERCs”) and Electronic Refund Deposits (“ERDs”). Substantially all of the business generated by TRS occurs in the first quarter of the year.

ERCs/ERDs are products whereby a tax refund is issued to the taxpayer after the Company has received the refund from the federal or state government. There is no credit risk for the Company related to these products because ERCs/ERDs are only delivered to the taxpayer upon receipt of the refund from the Internal Revenue Service (“IRS”). Fees earned on ERCs/ERDs are reported as non interest income under the line item “Electronic refund check fees.”

RALs are short-term consumer loans offered to taxpayers that are secured by the customers anticipated tax refund, which represents the source of repayment. The Company underwrites the RAL application through an automated credit review process utilizing information contained in the taxpayer’s tax return and the tax preparer history. If the application is approved, the Company advances the amount of the refund due on the taxpayer’s return up to specified amounts less the loan fee due to the Company and, if requested by the taxpayer, the fees due for preparation of the return to the tax preparer. As part of the RAL application process, each taxpayer signs an agreement directing the IRS to send the taxpayer’s refund directly to the Company. The refund received from the IRS is used by the Company to pay off the RAL. Any amount due the taxpayer above the amount of the RAL is remitted to the taxpayer once the refund is received by the Company. The funds advanced by the Company are generally repaid by the IRS within two weeks. The fees earned on RALs retained on balance sheet are reported as interest income under the line item “Loans, including fees.”

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

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return, tax return fraud and tax debts not disclosed to the Company during its underwriting process. At March 31st of each year, with adjustments each quarter end thereafter, the Company reserves for its estimated RAL losses based on current year and historical funding patterns and information received from the IRS regarding current year payment processing. Historically, from mid January to the end of February of each year, RALs which, upon origination, met certain underwriting criteria related to refund amount and Earned Income Tax Credit amount, have been classified as loans held for sale and sold into a securitization. The Company applies its loss estimates to both RALs retained on balance sheet and to securitized RALs. The Company applies loss estimates to securitized RALs because the securitization residual is valued based on the future expected cash flows of the securitization, which is significantly influenced by the anticipated credit losses of the underlying RALs. Estimated losses related to securitized RALs are recorded in non interest income as a reduction to “Net RAL securitization income.” The Company does not plan to utilize a securitization structure in 2009.

Subsequent to the first quarter of 2008, the results of operations for the TRS business operating segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated residual interest and estimated provision for loan losses, as estimated results became final. However, as was the case in 2008, the fourth quarter could be significantly impacted by the funding strategy for the upcoming tax season. As detailed in the section titled “TRS Funding — First Quarter 2009 Tax Season” below, the TRS business operating segment incurred a fourth quarter net loss of $3.0 million with approximately $2.2 million attributable to the negative spread the segment earned on brokered deposits obtained for the upcoming first quarter 2009 tax season.

TRS Funding – First Quarter 2008 Tax Season

Historically, from mid January to the end of February of each year, RALs which, upon origination, met certain underwriting criteria related to refund amount and Earned Income Tax Credit amount, were classified as loans held for sale and sold into the securitization. All other RALs originated were retained by the Company. There were no RALs held for sale as of any quarter end. The Company retained a related residual value in the securitization, which was classified on the balance sheet as a trading security. The initial residual interest had a weighted average life of approximately one month, and as such, substantially all of its cash flows were received by the end of the first quarter. The disposition of the remaining anticipated cash flows occurred within the remainder of the calendar year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusted the carrying amount of the residual value to its fair value, which was determined based on expected future cash flows and was significantly influenced by the anticipated credit losses of the underlying RALs. The Company does not plan to utilize a securitization structure in 2009.

During the first quarters of 2008, 2007 and 2006, respectively, the securitization consisted of a total of $1.1 billion, $350 million and $213 million of RALs originated and sold. The Company’s continuing involvement in RALs sold into the securitization was limited to only servicing of the RALs. Compensation for servicing of the securitized RALs was not contingent upon performance of the securitized RALs.

The Company concluded that the transaction was a sale as defined in Statement of Financial Accounting Standard (“SFAS”) 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” This conclusion was based on, among other things, legal isolation of assets, the ability of the purchaser to pledge or sell the assets, and the absence of a right or obligation of the Company to repurchase the financial assets.

During 2008, in addition to the securitization structure, the Company also utilized brokered deposits to fund RALs retained on balance sheet. During the fourth quarter of 2007, the Company obtained $272 million in brokered deposits to be utilized to fund the RAL program. These brokered deposits had a weighted average life of three months with a weighted average interest rate of 5.09%. Also, during January of 2008, the Company obtained an additional $375 million in brokered deposits to fund additional RAL demand. These brokered deposits had a weighted average life of three months and a weighted average interest rate of 4.95%.

TRS Funding – First Quarter 2009 Tax Season

Due to the excessive costs of securitization structures, which resulted from a significant lack of liquidity in the credit markets during the latter half of 2008, the Company elected not to obtain funding from a securitization structure for the first quarter 2009 tax season. Instead, the Company will utilize brokered deposits and its traditional borrowing lines of credit as its primary RAL funding source for the first quarter 2009 tax season.

During the fourth quarter of 2008, the Company obtained $918 million in brokered deposits to be utilized to fund the RAL program. These brokered deposits had a weighted average life of three months with a weighted average rate of 2.71%. Also, during January of 2009, the Company obtained an additional $375 million in brokered deposits to fund anticipated RAL demand. These brokered deposits had a weighted average life of 45 days and a weighted average interest rate of 1.27%.

For additional discussion regarding TRS and the securitization, see the following sections:

•                 Part I Item 1A “Risk Factors”

•                 Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•                 “Recent Developments”

•                 “Overview”

•                 “Critical Accounting Policies and Estimates”

•                 “Results of Operations”

•                 “Financial Condition” – “Allowance for Loan Losses and Provision for Loan Losses”

•                 Part II Item 8 “Financial Statements and Supplementary Data:”

•                 Footnote 1 “Summary of Significant Accounting Policies”

•                 Footnote 4 “Loans and Allowance for Loan Losses”

•                 Footnote 5 “Securitization”

•                 Footnote 23 “Segment Information”

(III)  Mortgage Banking

Mortgage Banking activities primarily include 15, 20 and 30-year fixed term single family residential rate real estate loans that are sold into the secondary market, primarily to the FHLMC. Since 2003, the Bank has historically retained servicing on substantially all loans sold into the secondary market. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and insurance and remitting payments to secondary market investors. A fee is received by the Bank for performing these standard servicing functions.

As part of the sale of loans with servicing retained, the Company records as part of the transaction a MSR. MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs, that Republic expects to receive on loans sold with servicing retained by the Company. MSRs are capitalized as separate assets when loans are sold and servicing is retained. This transaction is posted to net gain on sale of loans, a component of “Mortgage Banking income” in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Company. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted based on the weighted average remaining life. The amortization is recorded as a reduction to Mortgage Banking income.

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

Due to the significant reduction in long-term interest rates during the last part of 2008, the fair value of the MSR portfolio declined dramatically as pre-payment speed assumptions were adjusted upwards. At December 31, 2008, management determined that the MSR portfolio was impaired and recorded a valuation allowance of $1.3 million during the fourth quarter of 2008. There were no impairment charges recorded in 2007 or 2006.

See additional discussion regarding mortgage banking under the sections titled: Part I Item 1A “Risk Factors” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 7 “Mortgage Banking Activities” and Footnote 23 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

Employees

As of December 31, 2008, Republic had 724 full-time equivalent employees. Altogether, the Company had 692 full-time and 64 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that its employee relations have been and continue to be good.

Competition

The Company encounters intense competition in its market areas in making loans, attracting deposits, and selling other banking related financial services. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking, and the widespread enactment of state laws which permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Company’s business, it competes with local and regional retail and commercial banks, other savings banks, credit unions, finance companies, mortgage companies and other financial intermediaries operating in Kentucky, Indiana, Florida and Ohio. The Bank also competes with insurance companies, consumer finance companies, investment banking firms and mutual fund managers. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. Many of the Company’s primary competitors, some of which are affiliated with large bank holding companies or other larger financial based institutions, have substantially greater resources, larger established customer bases, higher lending limits, extensive branch networks, numerous automatic teller machines, and greater advertising and marketing budgets. They may also offer services that the Company does not currently provide. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, can act to create more pressure on smaller financial institutions to consolidate. Retail establishments compete for certain loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the foreseeable future.

The principal factors in competing for bank products are convenient office locations, flexible hours, interest rates and services, and Internet banking, while those bank products relating to loans are interest rates, the range of lending services offered and lending fees. Additionally, the Company believes that an emphasis on personalized service tailored to individual customer needs, together with the local character of the Bank’s business and its “community bank” management philosophy will continue to enhance the Company’s ability to compete successfully in its market areas.

Supervision and Regulation

RB&T is a Kentucky chartered commercial banking and trust corporation and as such, it is subject to supervision and regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions. Republic Bank is a federally chartered savings bank institution and as such, it is subject to the supervision and regulation of the Office of Thrift Supervision (“OTS”) and examination by the OTS pursuant to the Home Owner’s Loan Act (the “HOLA”). Republic Bank is also subject to limited regulation by the FDIC which insures the Bank’s deposits.

On August 15, 2008, the Company filed applications with the OTS, the effect of which, if approved, would have resulted in the merger of RB&T and Republic Bank into one federally chartered savings and loan institution. The Company expects to withdraw these applications in the first quarter of 2009.

All deposits, subject to regulatory prescribed limitations, held by the Bank are insured by the FDIC. Such supervision and regulation subjects the Bank to restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the OTS and Kentucky banking regulators. The Federal Reserve Board (“FRB”) regulates the Company with monetary policies and operational rules that directly affect the Bank. The Company and the Bank are also members of the Federal Home Loan Bank (“FHLB”) System. As a member of the FHLB, the Bank must also comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of the Bank’s depositors and the Deposit Insurance Fund (“DIF”) and not for the benefit of the Company’s stockholders. The Bank’s activities are also regulated under consumer protection laws applicable to the Company’s lending, deposit and other activities. An adverse ruling against the Company under these laws could have a material adverse effect on results. See additional discussion below under II The Bank “Deposit Insurance Assessments.”

Republic Bancorp, Inc. is a legal entity separate and distinct from the Bank and its principal sources of funds are cash dividends from the Bank and other subsidiaries. The Company files reports with the FRB, FDIC and OTS concerning business activities and financial condition. In addition, the Bank must obtain regulatory approval prior to entering into certain transactions such as adding new banking offices and mergers with, or acquisitions of, other financial institutions. These regulatory agencies conduct periodic examinations to review the Company’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities under which a bank or savings bank can engage and is intended primarily to provide protection for the DIF and the Bank’s depositors. Regulators have extensive discretion in connection with their supervisory and enforcement authority and examination policies, including, but not limited to, policies that can materially impact the classification of assets and the establishment of adequate loan loss reserves. Any change in regulatory requirements and policies, whether by the FRB, the FDIC, the OTS or state or federal legislation, could have a material adverse impact on the Company and Company operations.

Enforcement Powers – Regulators have broad enforcement powers over bank holding companies and banks, including, but not limited to, the power to mandate or restrict particular actions, activities, or divestitures, impose substantial fines and other penalties for violations of laws and regulations, issue cease and desist or removal orders, seek injunctions, publicly disclose such actions and prohibit unsafe or unsound practices. This authority includes both informal actions and formal actions to effect corrective actions or sanctions. In addition, Republic is subject to regulation and enforcement actions by other additional state and federal agencies.

Certain regulatory requirements applicable to the Company are referred to below or elsewhere in this document. The description of statutory provisions and regulations applicable to banks, savings banks and their holding companies set forth in this document does not purport to be a complete description of such statutes and regulations and their effect on the Company and is qualified in its entirety by reference to the actual laws and regulations.

I.                                         The Company

Securities and Exchange Commission and NASDAQ Global Select Market® (“NASDAQ”) – The Company’s common stock is registered with the SEC under Section 12(b) of the Exchange Act, and Republic is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. The Company is also subject to the rules and reporting requirements of the NASDAQ, on which the Company’s Class A Common Stock, is traded. Republic is subject to certain NASDAQ corporate governance requirements, including:

•                 A majority of its board must be composed of independent directors;

•                 An audit committee composed of at least three independent directors, as defined by both the rules of the NASDAQ and by the Exchange Act, as amended, regulations promulgated thereunder;

•                 A nominating committee and compensation committee also composed entirely of independent directors; and

•                 The audit committee and nominating committee must have publicly available written charters.

Sarbanes-Oxley Act of 2002 – The Sarbanes-Oxley Act of 2002 (the “SOX Act”) implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the SOX Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company’s audit committee. In addition, the audit partners must be rotated. The SOX Act requires the principal chief executive officer and the principal chief financial officer to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the SOX Act, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

The SOX Act provides for disgorgement of bonuses issued to top executives prior to restatement of a company’s financial statements if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. The legislation accelerated the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The SOX Act also increases the oversight of and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s independent registered public accounting firm. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” as defined by the SEC and if not, why not. As required by the SOX Act, the SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The independent registered public accounting firm that issues the audit report must attest to and report on the effectiveness of the company’s internal controls. See Part II “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K.

Acquisitions – Republic is required to obtain the prior approval of the FRB under the Bank Holding Company Act (“BHCA”) before it may, among other things, acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of any class of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the bank involved, the convenience and needs of the communities to be served and various competitive factors. Consideration of financial resources generally focuses on capital adequacy, which is discussed below. Consideration of convenience and needs issues includes the parties’ performance under the CRA. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, specifically including low to moderate income persons and neighborhoods.

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

Financial Activities – The activities permissible for bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (“GLBA”), effective March, 2000. The GLBA permits bank holding companies that qualify as, and elect to be Financial Holding Company’s (“FHCs”), to engage in a broad range of financial activities, including underwriting securities, dealing in and making a market in securities, insurance underwriting and agency activities without geographic or other limitation, as well as merchant banking. To maintain its status as a FHC, the Company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a “satisfactory” CRA rating. In addition, as a qualified thrift lender, the Company generally has broad authority to engage in various types of business activities, including non-financial activities. This authority could be restricted for savings banks that fail to meet the qualified thrift lender test. The Company does not currently qualify as a FHC based on its CRA rating as discussed at Footnote 24 “Regulatory Matters” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

Safe and Sound Banking Practice – The FRB does not permit bank holding companies to engage in unsafe and unsound banking practices. The FDIC, the Kentucky Department of Financial Institutions and the OTS have similar restrictions with respect to the Bank.

Pursuant to the Federal Deposit Insurance Act, the FDIC and OTS have adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

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

Office of Foreign Asset Control (“OFAC”) – The Company and the Bank, like all U.S. companies and individuals, are prohibited from transacting business with certain individuals and entities named on the OFAC’s list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The OFAC issued guidance for financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high risk or to be lacking in their efforts to comply with these prohibitions.

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

II.                                     The Bank

The Kentucky and federal banking statutes prescribe the permissible activities in which a Kentucky bank or federal savings bank may engage and where those activities may be conducted. Kentucky’s statutes contain a super parity provision that permits a well-rated Kentucky banking corporation to engage in any banking activity in which a national or state bank operating in any other state or a federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided it first obtains a legal opinion from counsel specifying the statutory or regulatory provisions that permit the activity.

Branching – Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Executive Director of the Kentucky Department of Financial Institutions, upon notice to the Kentucky Department of Financial Institutions and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Executive Director of the Kentucky Department of Financial Institutions, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. An out of state bank is permitted to establish branch offices in Kentucky only by merging with a Kentucky bank. De novo branching into Kentucky by an out of state bank is not permitted. This difficulty for out of state banks to branch into Kentucky may limit the ability of a Kentucky bank to branch into many states, as several states have reciprocity requirements for interstate branching. RB&T is currently prohibited from branching based on its CRA rating as discussed at Footnote 24 “Regulatory Matters” of Part II Item 8 “Financial Statements and Supplementary Data.”

Under federal regulations, Republic Bank may establish and operate branches in any state within the U.S. with the prior approval of the OTS. Highly rated federal savings banks that satisfy certain regulatory requirements may establish branches without prior OTS approval, provided the federal savings bank publishes notice of its establishment of a new branch, the federal savings association notifies the OTS of the establishment of the branch, and no person files a comment with the OTS opposing the proposed branch. OTS and FDIC regulations also restrict the Company’s ability to open new banking offices of RB&T or Republic Bank. In either case, the Company must publish notice of the proposed office in area newspapers and, if objections are made, the new office may be delayed or disapproved.

Affiliate Transaction Restrictions – Transactions between the Bank and its affiliates, including the Company and its subsidiaries, are subject to FDIC and OTS regulations, the FRB’s Regulations O and W, and Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”). In general, these transactions must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the institution or its subsidiary, as those for comparable transactions with non-affiliated parties. In addition, certain types of these transactions referred to as “covered transaction” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.  Limitations are also imposed on loans and extensions of credit by an institution to its executive officers, directors and principal stockholders and each of their related interests. A savings association is also restricted from purchasing or investing in securities issued by any affiliate other than shares of the affiliate.

The FRB promulgated Regulation W to implement Sections 23A and 23B. That regulation contains many of the foregoing restrictions and also addresses derivative transactions, overdraft facilities and other transactions between a bank and its non-bank affiliates.

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

Under Kentucky and federal banking regulations, the dividends the Bank can pay during any calendar year are generally limited to its profits for that year, plus its retained net profits for the two preceding years, less any required transfers to surplus or to fund the retirement of preferred stock or debt, absent approval of the respective state or federal banking regulators. FDIC regulations also require all insured depository institutions to remain in a safe and sound condition, as defined in regulations, as a condition of having federal deposit insurance.

Deposit Insurance Assessments – The Bank is required to pay a quarterly Financing Corporation (“FICO”) assessment in order to share in the payment of interest due on bonds used to provide liquidity to the savings and loan industry in the 1980s. During 2008, the Bank paid total FICO assessments of $209,000, or an average of 0.0112% of insured deposits during 2008. In addition to the FICO assessment, the Bank also pays a Deposit Insurance Premium. The Federal Deposit Insurance Reform Act of 2005 and The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (the “Insurance Act”) signed by the President of the United States in February 2006 revised the laws governing federal deposit insurance by providing for changes that included: merging the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into the DIF effective March 31, 2006; coverage for certain retirement accounts increased to $250,000 effective April 1, 2006; allowed for deposit insurance coverage on individual accounts to be indexed for inflation beginning in 2010; gave the FDIC more discretion in managing deposit insurance assessments; and allowed eligible institutions a one-time initial assessment credit. In addition, this gave the FDIC authorization to revise the previous assessment system. Prior to these changes, the Bank paid the FICO assessment only.

Effective January 1, 2007, institutions in all risk categories, even the best rated financial institutions were assessed an FDIC Deposit Insurance Premium based on a number of factors, including the risk of loss that insured institutions pose to the DIF. Under this risk based system, the FDIC evaluates an institution’s supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for certain large institutions. Institutions which the FDIC considers well capitalized and financially sound pay the lowest premiums, while institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premiums. The legislation replaced the prior minimum 1.25% reserve ratio for the insurance funds with a range for the new insurance fund’s quarterly reserve ratio between 1.15% and 1.50% depending on projected losses, economic changes and assessment rates at the end of a calendar year, abolished the rule prohibiting the FDIC from charging the banks in the lowest risk category when the reserve ratio premiums is more than 1.25% and does not limit the FDIC to changing assessment rates bi-annually. During 2008, assessment rates for insured institutions ranged from 0.05% of insured deposits for well capitalized institutions with minor supervisory concerns to 0.43% of insured deposits for undercapitalized institutions with substantial supervisory concerns. The billing for Deposit Insurance Premiums, as well as the determination of risk categories, is assessed quarterly and in arrears.

The FDIC set deposit insurance rates for 2008 with a minimum premium starting at 0.05% of insured deposits. During 2008, the Bank paid total Deposit Insurance Premiums of $513,000, or an average of 0.0505% (excluding credits received) of its insured deposits during 2008. The Insurance Act provided for a one-time Assessment Credit to eligible institutions with premium assessments prior to 1996. Credits could not be used to offset the FICO assessments, but were applied as a subtraction/deduction from the quarterly FDIC deposit insurance charge. Credits totaling $438,000 and $651,000 were allowed against 2008 and 2007 premium assessments, respectively. Management expects total FDIC insurance assessments to range between 0.12% and 0.15% of total insured deposits for 2009, with no additional credits expected.

On October 3, 2008, the President of the U.S. signed the Emergency Economic Stabilization Act of 2008, which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. Insurance coverage for certain retirement accounts, which include all Individual Retirement Account (“IRA”) deposit accounts, was increased permanently to $250,000 per depositor in 2006.

On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program, which provides full insurance coverage, regardless of deposit amount, for non interest-bearing transaction deposit accounts at FDIC insured institutions that agree to participate in the program. The transaction account guarantee applies to all personal and business checking deposit accounts that do not earn interest at participating institutions. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system. The new program (1) guarantees newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies, and (2) provides full deposit insurance coverage for non interest-bearing deposit transaction accounts in FDIC insured institutions, regardless of the dollar amount. All eligible entities are covered under the program unless they opt out of one or both of the components by December 5, 2008; otherwise, fees will apply for future participation. The Company opted out of the debt guarantee program but opted in to the full deposit insurance coverage.

Cross-Guarantee Provisions – The Federal Deposit Insurance Act contains a cross-guarantee provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of any sister depository institution.

Prohibitions Against Tying Arrangements – The Bank is subject to prohibitions on certain tying arrangements. A depository institution is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional product or service from the institution or its affiliates or not obtain services of a competitor of the institution.

Consumer Laws and Regulations – In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in their transactions with banks. While the discussion set forth in this document is not exhaustive, these laws and regulations include the Truth in Savings Act, the Electronic Funds Transfer Act and the Expedited Funds Availability Act, among others. These federal laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers when accepting deposits. Certain laws also limit the Bank’s ability to share information with affiliated and unaffiliated entities. The Bank is required to comply with all applicable consumer protection laws and regulations as part of its ongoing business operations.

The USA Patriot Act, Bank Secrecy Act (“BSA”), and Anti-Money Laundering (“AML”) – The USA Patriot Act (the “Patriot Act”) was enacted after September 11, 2001 to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in promulgation of several regulations that have a direct impact on financial institutions. There are a number of programs that financial institutions must have in place such as: (i) BSA/AML controls to manage risk; (ii) Customer Identification Programs (“CIP”) to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorists or terrorist organizations; and (iii) monitoring for the timely detection and reporting of suspicious activity and reportable transactions. Title III of the Patriot Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, savings banks, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the Patriot Act imposes the following obligations on financial institutions:

•                 Establishment of enhanced anti-money laundering programs;

•                 Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts;

•                 Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;

•                 Prohibitions on correspondent accounts for foreign shell banks; and

•                 Compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

Federal Home Loan Bank System – The FHLB provides credit to its members which include savings banks, commercial banks, insurance companies, credit unions, and other entities. The FHLB system is currently divided into twelve federally chartered regional FHLBs which are regulated by the Federal Housing Finance Board. The Bank is a member and owns capital stock in FHLB Cincinnati, FHLB Atlanta, and FHLB Indiana. The amount of capital stock the Bank must own depends on its balance of outstanding advances. It is required to acquire and hold shares in an amount at least equal to 1% of the aggregate principal amount of its unpaid single family residential real estate loans and similar obligations at the beginning of each year or 1/20 of its advances from this FHLB, whichever is greater. Advances are secured by pledges of loans, mortgage-backed securities and capital stock of the FHLB. FHLBs also purchase mortgages in the secondary market through their Mortgage Purchase Program (“MPP”). The Bank has never sold loans to the MPP .

In the event of a default on an advance, the Federal Home Loan Bank Act establishes priority of the FHLB’s claim over various other claims. Regulations provide that each FHLB has joint and several liability for the obligations of the other FHLBs in the system. In the event a FHLB falls below its minimum capital requirements, the FHLB may seek to require its members to purchase additional capital stock of the FHLB. If problems within the FHLB system were to occur, it could adversely affect the pricing or availability of advances, the amount and timing of dividends on capital stock issued by the FHLBs to members, or the ability of members to have their FHLB capital stock redeemed on a timely basis. Congress continues to consider various proposals which could establish a new regulatory structure for the FHLB system, as well as for other government-sponsored entities. The Bank cannot predict at this time, which, if any, of these proposals may be adopted or what effect they would have on the Bank’s business.

Federal Reserve System – Under regulations of the FRB, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Bank is in compliance with the foregoing reserve requirements. Required reserves must be maintained in the form of vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB. The effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the FDIC or OTS. The Bank is authorized to borrow from the Federal Reserve discount window.

General Lending Regulations

Pursuant to FDIC and OTS regulations, the Bank generally may extend credit as authorized under federal law without regard to state laws purporting to regulate or affect its credit activities, other than state contract and commercial laws, real property laws, homestead laws, tort laws, criminal laws and other state laws designated by the FDIC and OTS. While the discussion set forth in this document is not exhaustive, these federal laws and regulations include but are not limited to the following:

•                 Community Reinvestment Act

•                 Home Mortgage Disclosure Act

•                 Equal Credit Opportunity Act

•                 Truth in Lending Act

•                 Real Estate Settlement Procedures Act

•                 Fair Credit Reporting Act

Community Reinvestment Act (“CRA”) – Under the CRA, financial institutions have a continuing and affirmative obligation to help meet the credit needs of their entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. The CRA does not establish specific lending requirements or programs for the Bank, nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In particular, the assessment system focuses on three tests:

•                 a lending test, to evaluate the institution’s record of making loans in its assessment areas;

•                 an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment area or a broader area that includes its assessment area; and

•                 a service test, to evaluate the institution’s delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

The CRA requires all institutions to make public disclosure of their CRA ratings. In 2008, the Bank received a “Needs to improve” CRA Performance Evaluation. A copy of the public section of that CRA Performance Evaluation is available to the public upon request. See additional discussion at Footnote 24 “Regulatory Matters” of Part II Item 8 “Financial Statements and Supplementary Data.”

Home Mortgage Disclosure Act (“HMDA”) – The federal HMDA has grown out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The HMDA requires institutions to report data regarding applications for loans for the purchase or improvement of single family and multi-family dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices. The appropriate federal banking agency, or in some cases the Department of Housing and Urban Development, enforces compliance with HMDA and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of the HMDA.

Equal Credit Opportunity Act (“ECOA”) – The ECOA prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. Under the Fair Housing Act, it is unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. Among other things, these laws prohibit a lender from denying or discouraging credit on a discriminatory basis, making excessively low appraisals of property based on racial considerations, or charging excessive rates or imposing more stringent loan terms or conditions on a discriminatory basis. In addition to private actions by aggrieved borrowers or applicants for actual and punitive damages, the U.S. Department of Justice and other regulatory agencies can take enforcement action seeking injunctive and other equitable relief or sanctions for alleged violations.

Truth in Lending Act (“TLA”) – The federal TLA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As result of the TLA, all creditors must use the same credit terminology and expressions of rates, and disclose the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule for each proposed loan. Violations of the TLA may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Under certain circumstances, the TLA also provides a consumer with a right of rescission, which if exercised within three business days would require the creditor to reimburse any amount paid by the consumer to the creditor or to a third party in connection with the loan, including finance charges, application fees, commitment fees, title search fees and appraisal fees. Consumers may also seek actual and punitive damages for violations of the TLA.

Real Estate Settlement Procedures Act (“RESPA”) – The RESPA requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. The RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of the RESPA may result in imposition of penalties, including: (1) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (2) awards of court costs and attorneys’ fees; and (3) fines of not more than $10,000 or imprisonment for not more than one year, or both.

Fair Credit Reporting Act (“FACT”) – In connection with the passage of the FACT, the Bank’s financial regulators have issued final rules and guidelines, effective November 1, 2008, requiring the Bank to adopt and implement a written identity theft prevention program, paying particular attention to 26 identified “red flag” events. The program must also assess the validity of address change requests for card issuers and for users of consumer reports to verify the subject of a consumer report in the event of notice of an address discrepancy. The FACT also gives consumers the ability to challenge the Bank with respect to credit reporting information provided by the Bank. The new rule also prohibits the Bank from using certain information it may acquire from an affiliate to solicit the consumer for marketing purposes unless the consumer has been given notice and an opportunity to opt out of such solicitation for a period of five years.

Loans to One Borrower – Under current limits, loans and extensions of credit outstanding at one time to a single borrower and not fully secured generally may not exceed 15% of the institution’s unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus.

Interagency Guidance on Nontraditional Mortgage Product Risks – In 2006, final guidance was issued to address the risks posed by residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest (such as “interest-only” mortgages and “payment option” adjustable-rate mortgages). The guidance discusses the importance of ensuring that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity. The guidance also suggests that banks i) implement strong risk management standards, ii) maintain capital levels commensurate with the risk and iii) establish an allowance for loan and lease losses that reflects the collectability of the portfolio. The guidance urges banks to ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice.

Loans to Insiders – The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

•                 be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with non-insiders and that do not involve more that the normal risk of repayment or present other features that are unfavorable to the Bank; and

•                 not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit to insiders in excess of certain limits must be approved by the Bank’s Board of Directors.

Qualified Thrift Lender Test (“QTL”) — Federal law requires savings banks to meet the QTL, as detailed in 12 U.S.C. §1467a(m). The QTL measures the proportion of a savings bank institution’s assets invested in loans or securities supporting residential construction and home ownership. Under the QTL, a savings bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage backed securities) in at least nine months out of each 12-month period. Qualified thrift investments include (i) housing-related loans and investments, (ii) obligations of the FDIC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals, (iv) consumer loans, (v) shares of stock issued by any FHLB, and (vi) shares of stock issued by the FHLMC or the Federal National Mortgage Association (“FNMA”). Legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” Portfolio assets consist of total assets minus (a) goodwill and other intangible assets, (b) the value of properties used by the savings bank to conduct its business, and (c) certain liquid assets in an amount not exceeding 20% of total assets. If Republic Bank fails to remain qualified under the QTL, it must either convert to a commercial bank charter or be subject to restrictions specified under OTS regulations. A savings bank may re-qualify under the QTL if it thereafter complies with the QTL. A savings bank also may satisfy the QTL by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. At December 31, 2008, Republic Bank exceeded the QTL requirements.

Capital Adequacy Requirements

Capital Guidelines — The FRB, FDIC and OTS have substantially similar risk based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off balance sheet instruments. Under the risk based guidelines, specific categories of assets are assigned different risk weights based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk weighted asset base. The guidelines require a minimum total risk based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier I capital elements (generally, common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, non cumulative perpetual preferred stock, less goodwill and certain other intangible assets). Total capital is the sum of Tier I and Tier II capital. Tier II capital generally may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity investment securities. As of December 31, 2008, the Company’s ratio of Tier I capital to total risk-weighted assets was 14.72% and its ratio of total capital to total risk weighted assets was 15.43%. As of December 31, 2008, RB&T’s ratio of Tier I capital to total risk weighted assets was 13.09% and its ratio of total risk based capital to total risk weighted assets was 14.97%. Republic Bank’s Tier I capital to total risk weighted assets was 21.85% and its ratio of total risk based capital to total risk weighted assets was 22.74% at December 31, 2008.

In addition to the risk based capital guidelines, the FRB utilizes a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier I capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2008, the Company’s leverage ratio was 8.80%. The FDIC’s leverage guidelines require state banks to maintain Tier I capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 2008, RB&T and Republic Bank’s leverage ratios were 7.76% and 15.70%, respectively.

The federal banking agencies’ risk based and leverage ratios represent minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory capital rating. Banking organizations not meeting these criteria are required to operate with capital positions above the minimum ratios. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions may be expected to maintain strong capital positions above the minimum supervisory levels, without significant reliance on intangible assets. The FDIC and the OTS may establish higher minimum capital adequacy requirements if, for example, a bank or savings bank has previously warranted special regulatory attention, rapid growth presents supervisory concerns, or, among other factors, has a high susceptibility to interest rate and other types of risk. The Bank is not subject to any such individual minimum regulatory capital requirement.

New Capital Requirements — In November 2007, final rules (which were published in the Federal Register on December 7, 2007) were announced that will subject the Company and its banking subsidiaries, RB&T and Republic Bank, to new risk-based regulatory capital requirements. The requirements are promulgated within a new, advanced capital adequacy framework, known as Basel II. Basel II is intended to more closely align regulatory capital requirements with the various risks undertaken by large, internationally-active financial institutions, which the standard defines as institutions with at least $250 billion in total assets or at least $10 billion in foreign exposure. Unlike the current capital guidelines that were implemented in accordance with the Basel Capital Accord of 1988 (“Basel I”), risk based capital requirements under Basel II will vary based on a banking organization’s risk profile and experience. The Basel II implementation rules require the Company and its banking subsidiaries to satisfactorily pass certain transitional thresholds before the capital requirements become effective. The transitional period begins with parallel calculations under Basel I and Basel II standards for four consecutive quarters, commencing no earlier than 2008. An implementation transition period will begin no earlier than 2009 and no later than April 1, 2011, consisting of three separate, consecutive four-quarter periods. During that time potential declines in risk-based capital requirements will be limited by capital floors. Additionally, the banking agencies reserve the right to change the Basel II rules following a review at the end of the second four quarters of the transition period. Existing leverage ratio and prompt corrective action requirements will be retained. The Company is assessing the potential impacts the new capital standard may have on its business practices as well as broader competitive effects within the industry.

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

In addition, a bank holding company that elects to be treated as a FHC may face significant consequences if its bank subsidiaries fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. More specifically, the FRB’s regulations require a FHC to notify the FRB within 15 days of becoming aware that any depository institution controlled by the company has ceased to be well-capitalized or well-managed. If the FRB determines that a FHC controls a depository institution that is not well-capitalized or well-managed, the FRB will notify the FHC that it is not in compliance with applicable requirements and may require the FHC to enter into an agreement acceptable to the FRB to correct any deficiencies. Until such deficiencies are corrected, the FRB may impose any limitations or conditions on the conduct or activities of the FHC and its affiliates that the FRB determines are appropriate, and the FHC may not commence any additional activity or acquire control of any company under Section 4(k) of the BHC Act without prior FRB approval. Unless the period of time for compliance is extended by the FRB, if a FHC fails to correct deficiencies in maintaining its qualification for FHC status within 180 days of entering into an agreement with the FRB, the FRB may order divestiture of any depository institution controlled by the company. A company may comply with a divestiture order by ceasing to engage in any financial or other activity that would not be permissible for a bank holding company that has not elected to be treated as a FHC.

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

Statistical Disclosures

The statistical disclosures required by Part I Item 1 “Business” are located under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1A.  Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond the Company’s control, which may significantly change the results or expectations of the Company. Some of these factors are described below in the sections titled “Company Factors” and “Industry Factors,” however, many are described in the other sections of this Annual Report on Form 10-K.

Company Factors

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different than amounts previously estimated. Management has identified five accounting policies and estimates as being critical to the presentation of the Company’s financial statements. These policies are described under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates” and relate to the following:

•                  Allowance for loan losses

•                  Mortgage servicing rights

•                  Income tax accounting

•                  Goodwill and other intangible assets

•                  Impairment of investment securities

•                  Tax Refund Solutions

The Company’s lines of business and products not typically associated with traditional banking expose the Company’s earnings to additional risks and uncertainties. In addition to traditional banking and mortgage banking products, the Company provides RALs and “Overdraft Honor” deposit accounts. The following details specific risk factors related to these lines of business:

•                  RALs represent a significant business risk, and if the Company terminated the business, it would materially impact the earnings of the Company. Tax Refund Solutions (“TRS”) offers bank products to facilitate the payment of tax refunds for customers that electronically file their tax returns. The Company is one of only a few financial institutions in the U.S. that provides this service to taxpayers. Under this program, the taxpayer may receive a RAL or an Electronic Refund Check or Electronic Refund Deposit (“ERC/ERD”). In return, the Company charges a fee for the service.

During 2008, net income from the Company’s TRS business operating segment accounted for approximately 39% of the Company’s total net income. Various governmental and consumer groups have, from time to time, questioned the fairness of the RAL program and have accused this industry of charging excessive/usurious rates of interest, via the fee, and engaging in predatory lending practices. Consumer groups have also claimed that customers are not adequately advised that a RAL is a loan product and that alternative, less expensive means of obtaining tax refund proceeds may be available. Actions of these groups and others could result in regulatory, governmental or legislative action or material litigation against the Company. Exiting this line of business, either voluntarily or involuntarily, would significantly reduce the Company’s earnings.

•                  The TRS business operating segment represents a significant operational risk, and if the Company were unable to properly service the business, or grow the business, it could materially impact the earnings of the Company. Continued growth in this business operating segment requires continued increases in technology and employees to service the new business. In order to process the new business, the Company must implement and test new systems, as well as train new employees. Significant operational problems could cause the Company to incur higher than normal credit losses. Significant operational problems could also cause a material portion of the Company’s tax-preparer base to switch to a competitor bank to process their bank product transactions, significantly reducing the Company’s projected revenue without a corresponding decrease in expenses.

•                  RALs represent a significant compliance and regulatory risk, and if the Company fails to comply with all statutory and regulatory requirements, it could have a material negative impact on the Company’s earnings. Federal and state laws and regulations govern numerous matters relating to the offering of RALs. Failure to comply with disclosure requirements such as Regulation B, Fair Lending and Regulation Z, Truth in Lending, or with laws relating to the permissibility of interest rates and fees charged could have a material negative impact on the Company’s earnings. In addition, failure to comply with applicable laws and regulations could also expose the Company to additional litigation risk and civil monetary penalties.

•                  RALs represent a significant liquidity, or funding, risk. Significantly overestimating or underestimating the Company’s liquidity or funding needs for the upcoming tax season could have a material negative impact on the Company’s overall earnings. Funding for RAL liquidity requirements may also cost more than the Company’s current estimates and/or historical experience. The Company’s liquidity risk increases significantly during the first quarter of each year due to the RAL program. The Company has committed to its electronic filer and tax-preparer base that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to estimate liquidity, or funding needs for the RAL program, well in advance of the tax season. If management materially overestimates the need for funding during the tax season, a significant expense could be incurred without an offsetting revenue stream. If management materially underestimates its funding needs during the tax season, the Company could experience a significant shortfall of capital needed to fund RALs and could potentially be required to stop or reduce its RAL originations.

Due to the excessive costs of securitization structures, which resulted from a significant lack of liquidity in the credit markets during the latter half of 2008, the Company elected not to obtain funding from a securitization structure for the first quarter 2009 tax season. Therefore, the Company will rely on brokered deposits as its primary RAL funding source for the first quarter 2009 tax season.

•                  RALs represent a significant credit risk, and if the Company is unable to collect a significant portion of its RALs it would materially, negatively impact the earnings of the Company. There is credit risk associated with a RAL because the funds are disbursed to the customer prior to the Company receiving the customer’s refund from the Internal Revenue Service (“IRS”). The Company collects substantially all of its payments related to RALs from the IRS. Losses generally occur on RALs when the Company does not receive payment from the IRS due to a number of reasons, including errors in the tax return, tax return fraud and tax debts not disclosed to the Company during its underwriting process. The provision for loan losses is the TRS segment’s most influential component to its overall earnings.

Historically at TRS, net credit losses related to RALs within a given calendar year have ranged from a low of 0.04% to a high of 1.17% of total RALs originated (including retained and securitized RALs). During 2008, the Company incurred $14.4 million in net credit losses associated with RALs both retained on balance sheet by the Company and securitized by the Company. Losses as a percent of total RALs originated (including retained and securitized RALs) during 2008 were 0.81%.

Profitability in the Company’s TRS business operating segment is primarily driven by the volume of RAL transactions processed and the loss rate incurred on RALs, and is particularly sensitive to both measures. Through February 27, 2009, the Company has processed 30% more RAL transactions than through the same date in 2008. Also, through February 27, 2009, the percent of refunds submitted to IRS for repayment of RALs which have not been paid is 2.38%, compared to 1.61% through the same period in 2008. The Company expects the actual loss rate realized will be less than the current delinquency rate as the Company will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the loans. Based on the Company’s 2009 RAL volume, each 0.10% increase in the loss rate for RALs represents approximately $2.4 million in additional provision for loan loss expense. Management believes that compared to 2008, the 2009 tax season will reflect both greater volume and a higher ultimate loss rate. The ultimate impact of these offsetting factors cannot yet be determined.

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

The Company assesses two types of fees related to overdrawn accounts, a fixed per item fee and a fixed daily charge for being in overdraft status. The per item fee for this service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available. As such, it is classified on the income statement in “service charges on deposits” as a component of non interest income along with per item fees assessed to customers not in the Overdraft Honor program. A substantial majority of the per item fees in service charges on deposits relates to customers in the Overdraft Honor program. The daily fee assessed to the client for being in overdraft status is considered a loan fee and is thus included in interest income under the line item “loans, including fees.”

The Company earns a substantial majority of its fee income related to this program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for 2008 and 2007 were $13.6 million and $13.7 million. The total net daily overdraft charges included in interest income for 2008 and 2007 were $2.6 million and $2.7 million. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would significantly reduce Company earnings.

RB&T is subject to a Cease and Desist Order (the “Order”) from the FDIC. The failure to comply with this Order could result in significant penalties and/or additional sanctions. The FDIC issued an Order dated February 27, 2009 to RB&T, which cites insufficient oversight of RB&T’s consumer compliance programs, most notably in RB&T’s RAL program. The Order requires increased compliance oversight of the RAL program by RB&T’s management and board of directors that is subject to review and approval by the FDIC. Under the Order, RB&T must increase its training and audits of its electronic refund originator (“ERO”) partners, who make RB&T’s tax products available to taxpayers across the nation. In addition, various components of the Order require RB&T to meet certain implementation, completion and reporting timelines, including the establishment of a compliance management system to appropriately assess, measure, monitor and control third party risk and ensure compliance with consumer laws.

If the FDIC determines that RB&T is not in compliance with the Order, it has the authority to issue more restrictive enforcement actions. These enforcement actions could include significant penalties and/or requirements regarding the tax business which could significantly, negatively impact this segment’s profitability. See Exhibit 10.62 under Part IV of this filing for additional information regarding the Order.

The Company owns $14.7 million of investment securities which the Company believes have an elevated level of credit risk and are extremely illiquid. Nationally, residential real estate values declined significantly during 2007 and 2008. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in single family residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed or other private label mortgage-related investment securities. The Company currently owns five private label mortgage backed and other private label mortgage-related investment securities with a fair value of $14.7 million at December 31, 2008. These investment securities are not guaranteed by government agencies. Approximately $9.0 million of these investment securities are mostly backed by “Alternative A” first lien mortgage loans. The remaining $5.7 million represents an asset backed security with an insurance “wrap” or guarantee. The average life of these investment securities is currently estimated to be approximately five years. Due to current market conditions, all of these assets are extremely illiquid, and as such, the Company determined that these investment securities are Level 3 investment securities in accordance with FASB Staff Position (“FSP”) No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active,” which was issued in October 2008. Based on this determination, the Company began utilizing an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on the investment.

Prior to the second quarter of 2008, unrealized losses on the Company’s private label mortgage backed investment securities and other private label mortgage related investment securities were not recognized into income because the bonds were deemed to be of sufficient credit quality (rated A+, Aa1 or higher) and the Company had the intent and ability to hold the investment securities until maturity and the discounted cashflows were not impaired. The Company evaluated the performance of the loans underlying these investment securities and concluded it would likely continue to receive the future expected cash flows of these investment securities in accordance with their original terms. As such, prior to the second quarter of 2008, the Company concluded that the fair value of all private label mortgage backed investment securities and other private label mortgage related investment securities would recover as the investment securities approached maturity.

During the second quarter of 2008, the Company recorded a non cash Other-Than-Temporary-Impairment (“OTTI”) charge totaling $3.4 million for two of its available for sale private label mortgage backed and other private label mortgage related investment securities. During the third quarter of 2008, the Company recorded another non cash OTTI charge totaling $3.9 million related to another available for sale private label mortgage backed and other non-agency mortgage related security. During the fourth quarter of 2008, the Company recorded an additional OTTI charge totaling $6.9 million related to the Company’s available for sale private label mortgage backed and other non-agency mortgage related investment securities. The Company recorded total OTTI charges of $14.2 million related to its available for sale private label mortgage backed and other private label mortgage related investment securities during 2008.

Further deterioration in economic conditions and/or new or additional downgrades from applicable rating agencies could cause the Company to record additional impairment charges up to $14.7 million in the future. See additional discussion regarding these impairment charges under Footnote 3 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

Fluctuations in interest rates could reduce profitability. The Company’s primary source of income is from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. The Company expects to periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to the Company’s position, earnings may be negatively affected.

Many factors affect the fluctuation of market interest rates, including, but not limited to the following:

•                  Inflation,

•                  Recession,

•                  A rise in unemployment,

•                  Tightening money supply,

•                  International disorder and instability in domestic and foreign financial markets,

•                  The Federal Reserve reducing rates, and

•                  Competition.

The Company’s asset-liability management strategy, which is designed to mitigate risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on results of operations and financial condition.

Mortgage banking activities are significantly impacted by changing long-term interest rates. The Company is unable to predict changes in market interest rates, which are affected by many factors beyond the Company’s control including inflation, recession, unemployment, money supply, domestic and international events and changes in financial markets in the U.S. and in other countries. Changes in interest rates can impact the gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of mortgage banking income. A decline in interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand. Generally, if demand increases, mortgage banking income will be positively impacted by more gains on sale; however, the valuation of existing mortgage servicing rights will decrease and may result in a significant impairment. Moreover, a decline in demand for mortgage banking products could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts. See additional discussion about this product under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 7 “Mortgage Banking Activities” and Footnote 23 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

An investment in the Company’s Common Stock is not an insured deposit. The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (“FDIC”), any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you could lose some or all of your investment.

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

The Company may need additional capital resources in the future and these capital resources may not be available when needed or at all. The Company may need to incur additional debt or equity financing in the future for growth, investment or strategic acquisitions. The Company cannot assure you that such financing will be available on acceptable terms or at all. If the Company is unable to obtain additional financing, it may not be able to grow or make strategic acquisitions or investments.

The Company’s funding sources may prove insufficient to replace deposits and support future growth. The Company relies on customer deposits, brokered deposits and advances from the FHLB to fund operations. Although the Company has historically been able to replace maturing deposits and advances if desired, no assurance can be given that the Company would be able to replace such funds in the future if the Company’s financial condition or the financial condition of the FHLB or general market conditions were to change. The Company’s financial flexibility will be severely constrained if it is unable to maintain its access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if the Company is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

Although the Company considers such sources of funds adequate for its liquidity needs, the Company may seek additional debt in the future to achieve long-term business objectives. There can be no assurance additional borrowings, if sought, would be available to the Company or, if available, would be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, growth and future prospects could be adversely affected.

Difficult national and local market conditions have adversely affected the financial services industry. Declines in the housing market over the past few years, falling home prices and increasing foreclosures, unemployment and under-employment have negatively impacted the credit performance of real estate related loans and have resulted in significant write-downs of asset values by many financial institutions. These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of general business activity. To date, the impact of these adverse conditions has not been as severe in the primary markets the Company serves. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on its business, financial condition and results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system. Under the Temporary Liquidity Guarantee Program the FDIC offers a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions. Participation in the Temporary Liquidity Guarantee Program requires the payment of additional insurance premiums to the FDIC. The Company expects to be required to pay higher FDIC premiums than those published for 2009 because market developments have depleted the deposit insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

There can be no assurance as to the actual impact that the Emergency Economic Stabilization Act (“EESA”) and its implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s financial condition, results of operations, or access to credit.

The Company’s financial condition and profitability depend significantly on local and national economic conditions. The Company’s success depends on general economic conditions both locally and nationally. Some of our customers are directly impacted by the local economy while others have more national or global business dealings. Some of the factors influencing general economic conditions include inflation, recession and unemployment. Economic conditions can have an impact on the demand of our customers for loans, the ability of some borrowers to repay these loans, availability of deposits and the value of the collateral securing these loans.

Recent financial problems in the automobile industry may negatively affect our primary markets. The Company’s primary markets of Louisville and central Kentucky are locations of automotive plants for two major automotive producers. In addition, there are numerous automotive component manufacturers located within and around these markets. Changes to those plants, including closings, could significantly impact the overall local economies of these markets. While the Company is not directly tied to the automobile industry, some of the Company’s customers conduct business with these plants and members of the automobile industry’s supply chain. Due to the number of residents potentially directly affected and depending on the magnitude of these changes, housing, unemployment and overall market conditions could all be negatively impacted. The Company can not quantify the overall negative impacts of any potential change to the market but they could be significant.

Recently declining values of real estate may increase our credit losses, which would negatively affect our financial results. The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Most of the Company’s loans are secured by real estate (both residential and commercial) in its market area. Adverse changes in the local or national economy could negatively affect our customer’s ability to pay these loans. If borrowers are unable to repay their loans from us and there has been deterioration in the value of the loan collateral, we could experience higher loan losses. Additional increases in loan loss provisions may be necessary in the future. Deterioration in the quality of our credit portfolio can have a material adverse effect on our capital, financial condition and results of operations.

Recent unprecedented market volatility and significant stock market decline could negatively affect the Company’s financial results. Capital and credit markets have been experiencing volatility and disruption for more than a year and have been particularly volatile in recent months. These conditions can place downward pressure on credit availability, credit worthiness and the Company’s customers’ inclinations to borrow. A continued or worsening disruption and volatility could negatively impact the Company’s customers’ ability to seek new loans or to repay existing loans. The personal wealth of many of the Company’s borrowers and guarantors has historically added a source of financial strength to those loans and could be negatively impacted by the recent severe market declines.

The Company may be adversely affected by the soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

Company operations could be harmed by a challenging legal climate. Class action or other litigation against lenders in certain regions or related to particular products, services or practices may arise from time to time, even if the activities subject to complaint are not unlawful. Such claims may be brought, for example, under state or federal consumer protection laws. The damages and penalties claimed in these types of matters can be substantial. The Company may also be adversely affected by the actions of its brokers, or if another company in its industry engages in criticized practices. Negative publicity may result in more regulation and legislative scrutiny of industry practices, as well as more litigation, which may further increase the Company’s cost of doing business and adversely affect profitability by impeding the Company’s ability to market its products, require the Company to change them or increase the regulatory burdens under which the Company operates.

Negative public opinion could damage the Company’s reputation and adversely affect earnings. Reputational risk is the risk to Company operations from negative public opinion. Negative public opinion can result from the actual or perceived manner in which the Company conducts its business activities, including sales practices, practices used in origination and servicing operations, the management of actual or potential conflicts of interest and ethical issues, and the Company’s protection of confidential customer information. Negative public opinion can adversely affect the Company’s ability to keep and attract customers and can expose the Company to litigation.

The Company is dependent upon the services of its management team and qualified personnel. The Company is dependent upon the ability and experience of a number of its key management personnel who have substantial experience with Company operations, the financial services industry and the markets in which the Company offers services. It is possible that the loss of the services of one or more of its senior executives or key managers would have an adverse effect on operations, moreover, the Company depends on its account executives and loan officers to attract bank customers by, among other things, developing relationships with commercial and consumer clients, mortgage companies, real estate agents, brokers and others. The Company believes that these relationships lead to repeat and referral business. The market for skilled account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves the Company, other members of the manager’s team may follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. The Company’s success also depends on its ability to continue to attract, manage and retain other qualified personnel as the Company grows. The Company cannot assure you that it will continue to attract or retain such personnel.

The Company’s information systems may experience an interruption or breach in security that could impact the Company’s operational capabilities. The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrences of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company relies heavily on the proper functioning of its technology. The Company relies on its computer systems and outside servicers providing technology for much of its business. If computer systems or outside technology sources fail, are not reliable, or suffer a breach of security, the Company’s ability to maintain accurate financial records may be impaired, which could materially affect operations and financial condition.

The Company may be subject to examinations by taxing authorities which could adversely affect results of operations. In the normal course of business, the Company may be subject to examinations from federal and state taxing authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which the Company is engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in the Company’s favor, they could have an adverse effect on the Company’s financial condition and results of operations.

If the Company does not maintain strong internal controls and procedures, it may impact profitability. Management diligently reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. This system is designed to provide reasonable, not absolute, assurances that the internal controls comply with appropriate regulatory guidance. Any undetected circumvention of these controls could have a material adverse impact on the Company’s financial condition and results of operations.

Industry Factors

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

The Board of Governors of the FRB regulates the supply of money and credit in the U.S. Its policies determine, in large part, the Company’s cost of funds for lending and investing and the return the Company earns on these loans and investments, all of which impact net interest margin.

The Company and the Bank are heavily regulated at both the federal and state levels. This regulatory oversight is primarily intended to protect depositors, the DIF and the banking system as a whole, not the stockholders of the Company. Changes in policies, regulations and statutes, or the interpretation thereof, could significantly impact the product offerings of Republic causing the Company to terminate or modify its product offerings in a manner that could materially adversely affect the earnings of the Company.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. Republic has 36 banking centers located in Kentucky, five banking centers located in Florida, three banking centers in Indiana and one banking center located in Ohio.

The location of Republic’s facilities, their respective approximate square footage and their form of occupancy are as follows:

	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L (1)
601 West Market Street, Louisville	57,000	L (1)
661 South Hurstbourne Parkway, Louisville	42,000	L (1)
9600 Brownsboro Road, Louisville	33,000	L (1)
5250 Dixie Highway, Louisville	5,000	O/L (2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L (2)
9101 U.S. Highway 42, Prospect	3,000	O/L (2)
11330 Main Street, Middletown	6,000	O/L (2)
3902 Taylorsville Road, Louisville	4,000	O/L (2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L (2)
5125 New Cut Road, Louisville	4,000	O/L (2)
4808 Outer Loop, Louisville	4,000	O/L (2)
438 Highway 44 East, Shepherdsville	4,000	O/L (2)
4921 Brownsboro Road, Louisville	2,000	L
3950 Kresge Way, Suite 108, Louisville	1,000	L
3726 Lexington Road, Louisville	4,000	L
2028 West Broadway, Suite 105, Louisville	3,000	L
220 Abraham Flexner Way, Suite 100, Louisville	1,000	L
1420 Poplar Level Road, Louisville	3,000	O
6401 Claymont Crossing, Crestwood	4,000	L

Lexington
3098 Helmsdale Place	5,000	O/L (2)
3608 Walden Drive	4,000	O/L (2)
651 Perimeter Drive	4,000	L
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
1945 Highland Pike, Fort Wright	3,000	L
8513 U.S. Highway 42, Florence	4,000	L
2051 Centennial Boulevard, Independence	2,000	L

Frankfort
100 Highway 676	3,000	O/L (2)

Owensboro
3500 Frederica Street	5,000	O
3332 Villa Point Drive, Suite 101	2,000	L

Bowling Green, 1700 Scottsville Road	5,000	O

Elizabethtown, 1690 Ring Road	6,000	O

Georgetown, 430 Connector Road	4,000	O/L (2)

Shelbyville, 1614 Midland Trail	4,000	O/L (2)

	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Southern Indiana Banking Centers

3001 Charlestown Crossing Way, Suite 5, New Albany	2,000	L
3141 Highway 62, Jeffersonville	4,000	O
4571 Duffy Road, Floyds Knobs	4,000	O/L (2)

Florida Banking Centers

9037 U.S. Highway 19, Port Richey	8,000	O
5043 U.S. Highway 19, New Port Richey	1,000	L
34650 U.S. Highway 19, Palm Harbor	6,000	L
9100 Hudson Avenue, Hudson	4,000	O
11502 North 56th Street, Temple Terrace	3,000	L

Ohio Banking Centers
9683 Kenwood Road, Blue Ash	3,000	L

Support and Operations

200 South Seventh Street, Louisville, KY	45,000	L (1)
125 South Sixth Street, Louisville, KY	6,000	L

(1)

Locations are leased from Bernard M. Trager, Chairman, or from a partnership in which Bernard M. Trager and Steven E. Trager, President and Chief Executive Officer and A. Scott Trager, Vice Chairman, are partners. See additional discussion included under Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

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

The trial court initially dismissed the Hood case on federal preemption grounds, but the dismissal was overturned on appeal. The Hood case is now again proceeding at the trial court level. The parties have agreed in principle to settle the case, but a settlement has not been finalized or approved by the court. If a settlement agreement is finalized, the financial impact on the Bank will be immaterial. The Bank has elected not to cross collect with any other RAL product providers consistent with the settlement agreement in principle during the first quarter 2009 tax season.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Republic’s Class A Common Stock is traded on The NASDAQ Global Select Stock Market® (“NASDAQ”) under the symbol “RBCAA.” The following table sets forth the high and low market value of the Class A Common Stock and the dividends declared on Class A Common Stock and Class B Common Stock during 2008 and 2007. All per share data has been restated to reflect stock dividends.

2008
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B
March 31st	$19.63	$14.55	$0.1100	$0.1000
June 30th	25.96	17.17	0.1210	0.1100
September 30th	34.98	23.92	0.1210	0.1100
December 31st	30.42	19.07	0.1210	0.1100

2007
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B
March 31st	$23.94	$20.01	$0.0943	$0.0857
June 30th	22.61	16.08	0.1100	0.1000
September 30th	18.23	14.32	0.1100	0.1000
December 31st	18.00	14.33	0.1100	0.1000

At February 17, 2009, the Company’s Class A Common Stock was held by 18,347,929 shareholders of record and the Class B Common Stock was held by 2,310,405 shareholders of record. There is no established public trading market for the Company’s Class B Common Stock. The Company intends to continue its historical practice of paying quarterly cash dividends, however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and other considerations. The payment of dividends is subject to the regulatory restrictions described in Footnote 16 “Stockholders’ Equity and Regulatory Capital Matters” of Part II Item 8 “Financial Statements and Supplementary Data.”

Republic has made available to its employees participating in its 401(k) plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee, administering the plan, from time to time in the open market in broker’s transactions. As of December 31, 2008, the trustee held 170,831 shares of Class A Common Stock and 2,648 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2008 are included in the following table:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

Oct. 1 – Oct. 31	—		$—	—
Nov. 1 – Nov. 30	—		—	—
Dec. 1 – Dec. 31	3,600		22.15	—
Total	3,600	*	$22.15	—	85,453

*  There were no shares received by the Company in connection with stock option exercises during the fourth quarter of 2008.

During 2008, the Company repurchased 17,600 shares and there were 92,000 shares exchanged for stock option exercises. During the second quarter of 2007, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of an additional 300,000 shares from time to time, as market conditions are deemed favorable to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2008, the Company had 85,453 shares which could be repurchased under the current share repurchase programs.

During 2008, there were approximately 34,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

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

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the NASDAQ Bank Stocks Index and the Standard & Poor’s (“S&P”) 500 Index. The graph covers the period beginning December 31, 2003 and ending December 31, 2008. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the NASDAQ Bank Stocks Index and the S&P 500 Index on December 31, 2003. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
Republic Bancorp Class A Common Stock	$100	$140.06	$124.72	$156.09	$110.49	$185.84
NASDAQ Bank Stocks Index	100	114.44	111.80	125.47	99.44	72.51
S&P 500 Index	100	110.85	116.28	134.61	141.99	89.54

Item 6.  Selected Financial Data.

The following table sets forth Republic Bancorp Inc.’s selected financial data from 2004 through 2008. This information should be read in conjunction with Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 8 “Financial Statements and Supplementary Data.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

	As of and for the Years Ended December 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004

Income Statement Data:

Total interest income	$202,142	$199,097	$176,540	$148,079	$121,443
Total interest expense	72,418	104,619	88,242	62,432	42,052
Net interest income	129,724	94,478	88,298	85,647	79,391
Provision for loan losses	16,205	6,820	2,302	340	1,346
Total non interest income	45,854	37,792	31,700	28,807	25,651
Total non interest expenses	107,486	87,256	74,862	68,512	64,218
Income from continuing operations before income tax expense	51,887	38,194	42,834	45,602	39,478
Income tax expense from continuing operations	18,235	13,281	14,718	15,524	13,548
Income from continuing operations before discontinued operations, net of income tax expense *	33,652	24,913	28,116	30,078	25,930
Income from discontinued operations, net of income tax expense *	—	—	235	4,987	6,571
Net income	33,652	24,913	28,351	35,065	32,501

Balance Sheet Data:

Investment securities	$904,674	$580,636	$561,772	$512,163	$551,593
Gross loans	2,303,857	2,397,073	2,298,888	2,070,608	1,789,099
Allowance for loan losses	14,832	12,735	11,218	11,009	13,554
Total assets	3,939,368	3,165,359	3,046,787	2,735,556	2,498,922
Deposits	2,743,369	1,968,812	1,692,722	1,602,565	1,417,930
Securities sold under agreements to repurchase and other short-term borrowings	339,012	398,296	401,886	292,259	364,828
Federal Home Loan Bank advances	515,234	478,550	646,572	561,133	496,387
Subordinated note	41,240	41,240	41,240	41,240	—
Total stockholders’ equity	275,922	248,860	237,348	213,574	196,069

Per Share Data:

Earnings per share from continuing operations:
Basic earnings per Class A Common Stock	$1.65	$1.22	$1.38	$1.46	$1.25
Basic earnings per Class B Common Stock	1.60	1.18	1.35	1.43	1.23
Diluted earnings per Class A Common Stock	1.62	1.20	1.35	1.40	1.20
Diluted earnings per Class B Common Stock	1.58	1.16	1.32	1.37	1.18

Earnings per share from discontinued operations:*
Basic earnings per Class A Common Stock	0.00	0.00	0.01	0.24	0.32
Basic earnings per Class B Common Stock	0.00	0.00	0.00	0.24	0.32
Diluted earnings per Class A Common Stock	0.00	0.00	0.00	0.23	0.31
Diluted earnings per Class B Common Stock	0.00	0.00	0.00	0.23	0.30

	As of and for the Years Ended December 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004

Per Share Data: (continued)

Earnings per share:
Basic earnings per Class A Common Stock	$1.65	$1.22	$1.39	$1.70	$1.57
Basic earnings per Class B Common Stock	1.60	1.18	1.35	1.67	1.55
Diluted earnings per Class A Common Stock	1.62	1.20	1.35	1.63	1.51
Diluted earnings per Class B Common Stock	1.58	1.16	1.32	1.60	1.48

Market value per share at December 31,	27.20	16.53	23.90	19.46	22.20
Book value per share at December 31,	13.38	12.26	11.53	10.47	9.42
Cash dividends declared per Class A Common Stock	0.473	0.424	0.363	0.306	0.254
Cash dividends declared per Class B Common Stock	0.430	0.386	0.330	0.278	0.231

Performance Ratios:

Return on average assets (ROA) from continuing operations	1.04%	0.81%	0.98%	1.15%	1.14%
Return on average assets (ROA)	1.04	0.81	0.99	1.33	1.40
Return on average equity (ROE) from continuing operations	12.58	10.25	12.46	14.24	14.23
Return on average equity (ROE)	12.58	10.25	12.56	16.56	17.50
Efficiency ratio from continuing operations**	57	66	63	60	61
Yield on average interest earning assets	6.54	6.69	6.43	5.91	5.59
Cost of average interest-bearing liabilities	2.78	4.12	3.81	2.97	2.31
Net interest spread	3.76	2.57	2.62	2.94	3.28
Net interest margin	4.20	3.17	3.22	3.42	3.65

Asset Quality Ratios:

Non-performing loans to total loans	0.58%	0.40%	0.28%	0.29%	0.34%
Non-performing assets to total assets	0.49	0.33	0.23	0.24	0.27
Allowance for loan losses to total loans	0.64	0.53	0.49	0.53	0.76
Allowance for loan losses to non-performing loans	110	132	175	183	221
Net loan charge offs to average loans from continuing operations – Total Company	0.60	0.22	0.10	0.15	0.10
Net loan charge offs to average loans from continuing operations – Traditional Banking	0.26	0.10	0.06	0.04	0.05
Delinquent loans to total loans	1.07	0.69	0.49	0.35	0.47

Capital Ratios:

Average stockholders’ equity to average total assets	8.28%	7.86%	7.91%	8.10%	8.01%
Tier I leverage capital	8.80	8.75	8.92	9.47	8.03
Tier I capital	14.72	13.29	13.73	14.41	12.18
Total risk based capital	15.43	13.90	14.30	15.03	13.03
Dividend payout ratio	29	35	26	18	16

Other Information:

End of period full time equivalent employees	724	727	698	678	611
Number of banking centers	45	40	38	35	33

*                 Represents the Company exiting the payday loan segment of business during 2006. See additional discussion under the sections titled Part I Item 1 “Business,” and Footnote 2 “Discontinued Operations” and Footnote 23 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

**          Ratio excludes net gain (loss) on sales, calls and impairment of investment securities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the Parent Company of Republic Bank & Trust Company, (“RB&T”), Republic Bank (collectively referred together with RB&T as the “Bank”), Republic Funding Company and Republic Invest Co. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Part II Item 8 “Financial Statements and Supplementary Data,” as well as other detailed information included in this Annual Report on Form 10-K.

This discussion includes various forward-looking statements with respect to credit quality, including but not limited to, delinquency trends and the adequacy of the allowance for loan losses, business operating segments, corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters. Broadly speaking, forward-looking statements may include:

•                  projections of revenue, expenses, income, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;

•                  descriptions of plans or objectives for future operations, products or services;

•                  forecasts of future economic performance; and

•                  descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:

•                  delinquencies, future credit losses, non-performing loans and non-performing assets;

•                  the adequacy of the allowance for loans losses;

•                  anticipated future funding sources for Tax Refund Solutions (“TRS”);

•                  potential impairment on securities;

•                  the future value of mortgage servicing rights;

•                  the impact of new accounting pronouncements;

•                  future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;

•                  legal and regulatory matters including results and consequences of regulatory examinations; and

•                  future capital expenditures.

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, the statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date the statements are made and management may not update them to reflect changes that occur subsequent to the date the statements are made. See additional discussion under the sections titled Part I Item 1 “Business” and Part I Item 1A “Risk Factors.”

As used in this report, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: Republic Bank & Trust Company and Republic Bank.

RECENT DEVELOPMENTS

Regulatory Matters

Effective January 10, 2009 RB&T made public its Community Reinvestment Act Performance Evaluation (the “CRA Evaluation”). The CRA Evaluation assesses RB&T’s initiatives and performance that are designed to help meet the credit needs of the areas it serves, including low and moderate-income individuals, neighborhoods and businesses. The CRA Evaluation also includes a review of the RB&T’s community development services and investments in the RB&T’s assessment areas.

RB&T received “High Satisfactory” ratings on the Investment Test component and the Service Test component evaluated as part of the CRA Evaluation. Based on issues identified within RB&T’s Refund Anticipation Loan (“RAL”) program, RB&T received a “Needs to Improve” rating on the Lending Test component, and as a result, on its overall rating.

Effective February 25, 2009, RB&T entered into a Stipulation and Consent Agreement with the Federal Deposit Insurance Corporation (the “FDIC”) agreeing to the issuance of a Cease and Desist Order (the “Order”) predominately related to required improvements and increased oversight of RB&T’s compliance management system. The Company has filed the final Order as an exhibit to this Annual Report on Form 10-K.

As stated in the CRA Evaluation, the FDIC concluded that RB&T violated Regulation B (“Reg B”), which implements the Equal Credit Opportunity Act (“ECOA”), specifically related to RB&T’s tax refund business and its RAL program. The Reg B issues involved RB&T’s requirement that both spouses who file a joint tax return sign a RAL proceeds check, even if one spouse opted out of the RAL transaction. The RAL is ultimately repaid to RB&T by the Internal Revenue Service (“IRS”) with funds made payable to both spouses. The Reg B issues also involved a claim that one electronic return originator (“ERO”) did not allow spouses to opt out of a RAL transaction. In 2008, RB&T offered its tax related products through over 8,000 EROs nationwide.

While RB&T’s board of directors and management do not concur with the FDIC’s conclusion in the CRA Evaluation that RB&T violated Reg B with respect to its RAL program, RB&T changed certain procedures and processes to address the Reg B issues raised by the FDIC. By statute, a financial holding company, such as the Company, that controls a Bank with a “Needs to Improve” CRA rating has limitations on certain future business activities, including the ability to branch and to make acquisitions, until its CRA rating improves. As also required by statute, the FDIC referred their conclusions regarding the alleged Reg B violations to the Department of Justice (“DOJ”). As of the time of this filing, the Company has not received a communication from, nor has any corrective action been imposed by, the DOJ.

The Order cites insufficient oversight of RB&T’s consumer compliance programs, most notably in RB&T’s RAL program. The Order requires increased compliance oversight of the RAL program by RB&T’s management and board of directors, which is subject to review and approval by the FDIC. Under the Order, RB&T must increase its training and audits of its ERO partners, who make RB&T’s tax products available to taxpayers across the nation. In addition, various components of the Order require RB&T to meet certain implementation, completion and reporting timelines, including the establishment of a compliance management system to appropriately assess, measure, monitor and control third party risk and ensure compliance with consumer laws.

In addition to the compliance issues cited in regard to the RAL program, the Order also requires RB&T to correct Home Mortgage Disclosure Act (“HMDA”) reporting errors. As part of the Order, RB&T must make corrections to its 2006 and 2007 HMDA reporting, which was completed in December of 2008. As a result of the errors in its 2006 and 2007 HMDA reporting, RB&T has been advised that it will be charged a $22,000 civil money penalty.

The Order also reflected other alleged consumer compliance violations. RB&T has addressed these other alleged violations and management believes it has implemented all necessary and required corrective actions regarding these items in accordance with the expectations of its regulator.

First Quarter 2009 Tax Season RAL Delinquency

There is credit risk associated with a RAL because the funds are disbursed to the customer prior to the Company receiving the customer’s refund from the IRS. The Company collects substantially all of its payments related to RALs from the IRS. Losses generally occur on RALs when the Company does not receive payment from the IRS due to a number of reasons, including errors in the tax return, tax return fraud and tax debts not disclosed to the Company during its underwriting process.

Historically at TRS, net credit losses related to RALs within a given calendar year have ranged from a low of 0.04% to a high of 1.17% of total RALs originated (including retained and securitized RALs). During 2008, the Company incurred $14.4 million in net credit losses associated with RALs both retained on balance sheet by the Company and securitized by the Company. Losses as a percent of total RALs originated (including retained and securitized RALs) during 2008 were 0.81%.

Profitability in the Company’s TRS business operating segment is primarily driven by the volume of RAL transactions processed and the loss rate incurred on RALs, and is particularly sensitive to both measures. Through February 27, 2009, the Company has processed 30% more RAL transactions than through the same date in 2008. Also, through February 27, 2009, the percent of refunds submitted to IRS for repayment of RALs which have not been paid is 2.38%, compared to 1.61% through the same period in 2008. The Company expects the actual loss rate realized will be less than the current delinquency rate as the Company will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the loans. Based on the Company’s 2009 RAL volume, each 0.10% increase in the loss rate for RALs represents approximately $2.4 million in additional provision for loan loss expense. Management believes that compared to 2008, the 2009 tax season will reflect both greater volume and a higher ultimate loss rate. The ultimate impact of these offsetting factors cannot yet be determined.

For additional discussion regarding TRS and the securitization, see the following sections:

•                  Part I Item 1A “Risk Factors”

•                  Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•    “Overview”

•    “Critical Accounting Policies and Estimates”

•    “Results of Operations”

•    “Financial Condition” – “Allowance for Loan Losses and Provision for Loan Losses”

•                  Part II Item 8 “Financial Statements and Supplementary Data:”

•    Footnote 1 “Summary of Significant Accounting Policies”

•    Footnote 4 “Loans and Allowance for Loan Losses”

•    Footnote 5 “Securitization”

•    Footnote 23 “Segment Information”

FDIC Insurance Assessment

On February 27, 2009, the FDIC approved an interim rule to institute a one-time special emergency assessment of 20 cents per $100 in domestic deposits on June 30, 2009, to be collected by September 30, 2009, to restore the Deposit Insurance Fund (“DIF”) reserves depleted by recent bank failures. The interim rule also permits the FDIC to impose an additional special emergency assessment after June 30, 2009 of up-to-10 basis points, if necessary. The FDIC also adopted amendments to its restoration plan for the DIF to implement changes to the risk-based assessment system and set assessment rates to provide that most banks will now pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC’s loss in the event of failure without providing additional assessment revenue. Assessments will also be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Based on budgeted deposit levels, the final approval of the 20 basis point increase component of the interim rule would increase the Company’s FDIC insurance assessment expense by approximately $3.5 million. This projection will vary to the extent actual deposit levels fluctuate compared to budget.

OVERVIEW

Table 1 – Summary

Year Ended December 31, (dollars in thousands, except per share data)	2008	2007	2006

Net income from continuing operations	$33,652	$24,913	$28,116
Diluted earnings per Class A Common Share from continuing operations	1.62	1.20	1.35
Diluted earnings per Class A Common Share from discontinued operations	0.00	0.00	0.00
Diluted earnings per Class A Common Share	1.62	1.20	1.35
Return on average assets (ROA) from continuing operations	1.04%	0.81%	0.98%
Return on average assets (ROA)	1.04	0.81	0.99
Return on average equity (ROE) from continuing operations	12.58	10.25	12.46
Return on average equity (ROE)	12.58	10.25	12.56

Net income from continuing operations for the year ended December 31, 2008 was $33.7 million, representing an increase of $8.7 million, or 35%, compared to the same period in 2007. Diluted earnings per Class A Common Share from continuing operations increased 35% from $1.20 for the year ended December 31, 2007 to $1.62 for the same period in 2008.

General highlights for the year ended December 31, 2008 consisted of the following:

•                  Republic ended the year with total assets of $3.9 billion, an increase of $774 million, or 24%, over the prior year. The substantial majority of the increase in total assets resulted from excess cash obtained from $918 million in brokered deposits that the Company obtained during the fourth quarter of 2008 to be used as funding for expected Refund Anticipation Loan (“RAL”) volume during the first quarter 2009 tax season. At December 31, 2007, Republic held considerably less brokered deposits, as the Company’s prior year RAL funding strategy consisted of the utilization of a securitization structure, which was not economically feasible for the first quarter 2009 tax season due to excessive costs brought about by the turmoil in the financial markets. Absent the brokered deposits, total assets would have declined slightly during the year, as disciplined pricing measures combined with large maturities and soft demand during the year for the Company’s adjustable rate loan products caused a decline in real estate loan balances. As of December 31, 2008, Republic was the largest Kentucky-based bank holding company.

•                  The weighted average cost of the brokered deposits obtained during the fourth quarter of 2008 for the first quarter 2009 tax season was 2.71% with a final maturity of three months. During their time outstanding before the RAL season began, the Company utilized the cash from these brokered deposits to pay off lower interest rate overnight advances from the Federal Home Loan Bank (“FHLB”) with the excess invested in cash like instruments to guarantee its availability for the first quarter 2009 tax season. As a result, the Company earned a negative spread of over 2% on these funds for a substantial part of the fourth quarter of 2008.

•                  Traditional Banking business operating segment net income decreased $2.5 million, or 12%, for the year ended December 31, 2008 compared to the same period in 2007. The fluctuation in traditional banking segment net income was primarily attributable to a substantial increase in net interest income resulting from the decline in short-term interest rates which was more than offset by increases in the provision for loan losses, mortgage servicing rights impairment charges and Other-Than-Temporary-Impairment (“OTTI”) charges recorded for a portion of the Company’s investment portfolio.

•                  Tax Refund Solutions (“TRS”) business operating segment net income increased $10.4 million for the year ended December 31, 2008 compared to the same period in 2007. The substantial growth at TRS primarily resulted from successful sales efforts to independent tax preparers and the previously disclosed Jackson Hewitt contracts signed in the latter half of 2007. These new contract opportunities became available to Republic when a large competitor announced its exit of the business in early 2007.

•                  The Company recorded a provision for loan losses of $16.2 million for the year ended December 31, 2008, as compared to $6.8 million for the same period in 2007.

•                  The traditional Banking segment provision for loan losses was $8.2 million for the year ended December 31, 2008 as compared to $3.9 million for the same period in 2007. The increase in the traditional banking segment provision expense was attributable to the increase in classified, delinquent and non-performing loans, as well as a $968,000 adjustment recorded in the second quarter of 2008 related to several qualitative factors within the allowance calculation associated with the generally deteriorating real estate market conditions. Approximately $2.8 million of the increase was related to one land development loan in Florida placed on non accrual status during the first quarter of 2008. This relationship is currently in real estate owned.

•                  For the years ended December 31, 2008 and 2007, the TRS segment provision for loan losses was $8.1 million and $2.9 million. The increase in estimated losses associated with RALs retained on balance sheet was primarily due the increased RAL volume detailed above.

•                  Total non interest expenses increased $20.2 million, or 23%, during 2008 compared to 2007. Approximately $13.6 million of the increase was related to TRS and was driven by the significant anticipated year-over-year growth in the program as discussed throughout.

•                  Republic opened six banking centers in 2008.

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

General highlights for the year ended December 31, 2007 consisted of the following:

•                  Republic ended 2007 with total assets of $3.2 billion, an increase of $119 million, or 4%, over 2006.

•                  Total loans grew by $98 million, or 4%, from just under $2.3 billion at December 31, 2006 to nearly $2.4 billion at December 31, 2007. During 2007, growth in loans primarily occurred across three major categories: real estate construction, commercial, and home equity, as the Company continued to focus its efforts on the origination of immediately repricing loans.

•                  During the fourth quarter of 2007, the Company acquired $272 million in brokered deposits to be utilized in the first quarter 2008 tax season to fund RALs. These deposits had a weighted average cost of 4.68% with a final maturity of three months. During their time outstanding before the RAL season began, the Company utilized the cash from these brokered deposits to pay off lower interest rate overnight advances from the FHLB resulting in a negative spread of approximately 75 basis points.

•                  Net income from the Company’s traditional Banking business operating segment decreased $1.7 million, or 8%, for the year ended December 31, 2007 compared to the same period in 2006. The decrease was due primarily to continued compression of the Company’s net interest margin combined with a significant increase in non interest expenses.

•                  Net income from the Company’s TRS business operating segment decreased $1.8 million, or 39%, for the year ended December 31, 2007 compared to the same period in 2006, as an increase in revenue resulting from higher RAL volume was more than offset by an increase in losses associated with RALs.

•                  The Company recorded a provision for loan losses of $6.8 million for the year ended December 31, 2007, compared to $2.3 million for the same period in 2006.

•                  Included in the provision for loan losses for 2007 and 2006 was $2.9 million and $34,000 for losses associated with RALs retained on balance sheet. The increase in anticipated losses associated with RALs retained on balance sheet was primarily due to higher confirmed fraud and from an increase in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts. The Banking segment provision for loan losses was $3.9 million for the year ended December 31, 2007 compared to $2.3 million for the same period in 2006.

•                  The increase in the Banking segment provision expense was due to growth in loans, as well as an increase in classified loans and delinquencies. In addition, as general market conditions declined throughout 2007 the Company modified several qualitative factors within its allowance for loan loss calculation, contributing approximately $1.1 million to the overall increase in the provision.

•                  Service charges on deposit accounts increased $2.1 million, or 13%, during 2007 compared to 2006. The increase in service charges on deposit accounts was due to growth in the number of checking accounts and an increase during the second half of 2006 in the per item overdraft fees charged to customers.

•                  Non interest income for 2007 included a $1.9 million non-recurring gain related to the final settlement of insurance proceeds in connection with the Company’s corporate center fire which occurred in late 2006. The gain represented the difference between the total cash received from the Company’s insurance provider and the net book value of the fixed assets destroyed as a result of the fire.

•                  Total non interest expenses increased $12.4 million, or 17%, during 2007 compared to 2006. This increase was primarily attributable to increases in salaries and employee benefits resulting from an increase in FTEs, as well as increased infrastructure costs. The Company added staffing in both sales and support functions as a result of new banking center locations and expectations for future growth. In addition, the Company added approximately 20 FTE’s in Florida as a result of the GulfStream Community Bank (“GulfStream) acquisition which occurred in October 2006.

•                  Non interest expenses for both 2007 and 2006 benefited from a reversal of incentive compensation accruals, as the Company fell short of its gross operating profit goals for the periods. For the third and fourth quarters of 2007, the Company recorded total credits to incentive compensation accruals of $3.5 million compared to credits of $2.0 million for the same periods in 2006.

•                  Republic opened three banking centers in 2007.

Tax Refund Solutions (“TRS”)

TRS Funding – First Quarter 2008 Tax Season

Historically, from mid January to the end of February of each year, RALs which, upon origination, met certain underwriting criteria related to refund amount and Earned Income Tax Credit amount, were classified as loans held for sale and sold into the securitization. All other RALs originated were retained by the Company. There were no RALs held for sale as of any quarter end. The Company retained a related residual value in the securitization, which was classified on the balance sheet as a trading security. The initial residual interest had a weighted average life of approximately one month, and as such, substantially all of its cash flows were received by the end of the first quarter. The disposition of the remaining anticipated cash flows occurred within the remainder of the calendar year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusted the carrying amount of the residual value to its fair value, which was determined based on expected future cash flows and was significantly influenced by the anticipated credit losses of the underlying RALs. The Company does not plan to utilize a securitization structure in 2009.

During the first quarters of 2008, 2007 and 2006, respectively, the securitization consisted of a total of $1.1 billion, $350 million and $213 million of RALs originated and sold. The Company’s continuing involvement in RALs sold into the securitization was limited to only servicing of the RALs. Compensation for servicing of the securitized RALs was not contingent upon performance of the securitized RALs.

The Company concluded that the transaction was a sale as defined in Statement of Financial Accounting Standard (“SFAS”) 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” This conclusion was based on, among other things, legal isolation of assets, the ability of the purchaser to pledge or sell the assets, and the absence of a right or obligation of the Company to repurchase the financial assets.

During 2008, in addition to the securitization structure, the Company also utilized brokered deposits to fund RALs retained on balance sheet. During the fourth quarter of 2007, the Company obtained $272 million in brokered deposits to be utilized to fund the RAL program. These brokered deposits had a weighted average life of three months with a weighted average interest rate of 5.09%. Also, during January of 2008, the Company obtained an additional $375 million in brokered deposits to fund additional RAL demand. These brokered deposits had a weighted average life of three months and a weighted average interest rate of 4.95%.

TRS Funding – First Quarter 2009 Tax Season

Due to the excessive costs of securitization structures, which resulted from a significant lack of liquidity in the credit markets during the latter half of 2008, the Company elected not to obtain funding from a securitization structure for the first quarter 2009 tax season. Instead, the Company will utilize brokered deposits and its traditional borrowing lines of credit as its primary RAL funding source for the first quarter 2009 tax season.

During the fourth quarter of 2008, the Company obtained $918 million in brokered deposits to be utilized to fund the RAL program. These brokered deposits had a weighted average life of three months with a weighted average rate of 2.71%. Also, during January of 2009, the Company obtained an additional $375 million in brokered deposits. These brokered deposits had a weighted average life of 45 days and a weighted average interest rate of 1.27%.

Discussion of 2008 vs. 2007

The total volume of tax return refunds processed during the first quarter 2008 tax season increased $3.9 billion, or 269%, over the same period in 2007. The Company originated $1.8 billion in RALs during 2008 compared to $577 million for the same period in 2007. Total ERC/ERD volume was $3.6 billion during 2008 compared to $876 million for the same period in 2007. The substantial anticipated growth at TRS primarily resulted from successful sales efforts to independent tax preparers and the previously disclosed Jackson Hewitt contracts signed in the latter half of 2007. These new contract opportunities became available to Republic when a large competitor announced its exit of the business in early 2007.

For the past three years, the Company implemented a RAL securitization to provide an alternative liquidity vehicle to brokered deposits. Approximately $1.1 billion, $350 million and $213 million in RALs were sold through the securitization during the first quarters of 2008, 2007 and 2006, respectively. The Company used brokered deposits and overnight borrowing lines to fund the remaining RALs that were retained on balance sheet.

During 2008, TRS earned $19.7 million in net RAL fee income, compared to $6.0 million and $5.2 million for the same periods in 2007 and 2006, respectively. TRS also earned $17.8 million in net ERC/ERD revenue during 2008 compared to $4.2 million and $4.1 million for the same periods in 2007 and 2006, respectively. Net RAL securitization income totaled $13.3 million for 2008 compared to $3.8 million and $2.8 million for the same periods in 2007 and 2006, respectively. All of these increases were attributed to an increase in volume detailed throughout this document.

As mentioned above, total tax refund volume for 2008 increased 269% over 2007. Overall segment net income increased $10.4 million, or 366%, compared to the prior year. The increase related to the increase in volume discussed above, as well as lower estimated losses, lower confirmed fraud losses and a decline in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts offset by the increase in non interest expenses.

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return, tax return fraud, IRS audits and liens from prior debts. At March 31st of each year, with adjustments each quarter end thereafter, the Company reserves for its estimated RAL losses based on current year and historical funding patterns and information received from the IRS regarding current year payment processing. The Company applies its loss estimates to both RALs retained on balance sheet and to securitized RALs. The Company applies loss estimates to securitized RALs because the securitization residual is valued based on the future expected cash flows of the securitization, which is significantly influenced by the anticipated credit losses of the underlying RALs. Estimated losses related to securitized RALs are recorded in non interest income as a reduction to “Net RAL securitization income.”

Subsequent to the first quarter of 2008, the results of operations for the TRS segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated residual interest and estimated provision for loan losses, as estimated results became final. However, as was the case in 2008, the fourth quarter could be significantly impacted by the funding strategy for the upcoming tax season. As detailed in the section “TRS Funding – First Quarter 2009 Tax Season” above, the TRS business operating segment incurred a fourth quarter net loss of approximately $3.0 million with approximately $2.2 million attributable to the negative spread the segment earned on brokered deposits obtained for the upcoming first quarter 2009 tax season.

Discussion of 2007 vs. 2006

For 2007, TRS generated $6.0 million in net RAL fee revenue, compared to $5.2 million for the same period in 2006. TRS also earned $4.2 million and $4.1 million in net ERC/ERD revenue during 2007 and 2006. Net RAL securitization income increased $1.0 million, or 36%, to $3.8 million for 2007 compared to $2.8 million in 2006.

The total volume of tax return refunds processed during the 2007 tax season increased 19% over the 2006 tax season. RAL origination volume increased 29% during 2007 compared to the same period in 2006, while ERC/ERD volume increased 14% for the same period. The overall increase in volume was primarily achieved through successful sales efforts, combined with more aggressive rebate incentives paid on the Company’s refund related products. As a percentage of total tax related revenues, rebate incentives paid were 29.9% for 2007 compared to 28.6% for 2006.

While the total tax return volume for 2007 increased 19% over the same period in 2006, overall segment net income declined $1.8 million, or 39%, due primarily to higher losses in 2007 associated with RALs. During 2007, the Company provided $2.9 million through its provision for loan losses for losses on RALs retained on balance sheet by the Company compared to $34,000 for 2006. Additionally, net RAL securitization income totaled $3.8 million for 2008 compared to $2.8 million for the same period in 2006.

Accounting for the securitization caused comparability differences among some income and expense items when comparing income statement results for 2006 to results in 2005. The securitization had the effect of reclassifying the fee income earned and interest expense paid for securitized RALs into non interest income.

Table 2 – Net RAL Securitization Income

Detail of Net RAL securitization income follows:

Year Ended December 31, (in thousands)	2008	2007	2006

Net gain on sale of RALs	$8,307	$2,261	$2,022
Increase in securitization residual	5,040	1,511	749
Net RAL securitization income	$13,347	$3,772	$2,771

For additional discussion regarding TRS and the securitization, see the following sections:

•                  Part I Item 1 “Business” – “General Business Overview”

•                  Part I Item 1A “Risk Factors”

•                  Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•      “Recent Developments”

•      “Critical Accounting Policies and Estimates”

•      “Results of Operations”

•      “Financial Condition” – “Allowance for Loan Losses and Provision for Loan Losses”

•                  Part II Item 8 “Financial Statements and Supplementary Data:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 4 “Loans and Allowance for Loan Losses”

•                  Footnote 5 “Securitization”

•                  Footnote 23 “Segment Information”

Discontinued Operations (“Deferred Deposits” or “Payday Lending”)

The Bank substantially exited the payday loan segment of business during February 2006. As a result, the Company’s payday loan business has been treated as a discontinued operation and all prior period data has been restated to reflect operations absent of the payday loan segment of business.

See additional discussion about this product under the sections titled Part I Item 1 “Business,” and Footnote 2 “Discontinued Operations” and Footnote 23 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

Critical accounting policies are those that management believes are the most important to the portrayal of the Company’s financial condition and operating results and require management to make estimates that are difficult, subjective and complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the financial statements. These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including independent third parties or available pricing, sensitivity of the estimates to changes in economic conditions and whether alternative methods of accounting may be utilized under U.S. generally accepted accounting principles. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company’s Audit Committee.

Republic believes its critical accounting policies and estimates relate to:

•                  Allowance for loan losses

•                  Mortgage servicing rights

•                  Income tax accounting

•                  Goodwill and other intangible assets

•                  Impairment of investment securities

•                  Tax Refund Solutions

Allowance for Loan Losses – Republic maintains an allowance for probable incurred credit losses inherent in the Company’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the allowance for the loan losses on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis. Management estimates the allowance required using past loan loss experience, evaluation of the nature and size of the portfolio, borrower capacity, estimated collateral values, economic conditions, regulatory requirements and guidance and various other factors. While management estimates the allowance for loan losses, in part, based on current year and historical losses within each loan category, estimates for losses within the commercial and commercial real estate portfolios are more dependent upon ongoing credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off. Loan losses are charged against the allowance at the point in time management deems a loan uncollectible.

Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type. Non accrual loans and loans that are past due 90 days or more and that are not specifically classified are uniformly assigned a risk weighted percentage ranging from 15% to 100% of the loan balance based upon the loan type. Management evaluates the remaining loan portfolio by reviewing the historical loss rate for each respective loan type, assigning risk multiples to certain categories to account for qualitative factors including current economic conditions. Both an average five-year loss rate and a loss rate based on heavier weighting of the previous two years’ loss experience are reviewed in the analysis. Specialized loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types. As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio. Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return, tax return fraud and tax debts not disclosed to the Company during its underwriting process. At March 31st of each year, with adjustments each quarter end thereafter, the Company reserves for its estimated RAL losses based on current year and historical funding patterns and information received from the IRS regarding current year payment processing. As required under regulatory guidelines, all uncollected RALs are written off as of the end of July.

As of December 31, 2008, $9.2 million of total RALs retained on balance sheet remained uncollected compared to $4.2 million at December 31, 2007, representing 1.35% and 1.87% of total gross RALs originated and retained on balance sheet during the respective tax years by the Company. As a result, the Company recorded a net provision for loan losses of $8.1 million during 2008 compared to $2.9 million during 2007. The decrease in RAL losses as a percent of total RALs retained on balance sheet from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company.

Based on management’s calculation, an allowance of $14.8 million, or 0.64%, of total loans was an adequate estimate of probable incurred losses within the loan portfolio as of December 31, 2008. This estimate resulted in provision for loan losses on the income statement of $16.2 million during 2008. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the allowance for loan losses and the resulting effect on the income statement could be material.

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) represent an estimate of the present value of future cash servicing income, net of estimated costs, that Republic expects to receive on loans sold with servicing retained by the Company. MSRs are capitalized as separate assets when loans are sold and servicing is retained. This transaction is posted to net gain on sale of loans, a component of Mortgage Banking income in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Company. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted based on the weighted average remaining life. The amortization is recorded as a reduction to Mortgage Banking income. The MSR asset, net of amortization, recorded at December 31, 2008 was $5.8 million.

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

Due to the significant reduction in long-term interest rates during the last part of 2008, the fair value of the MSR portfolio declined dramatically as pre-payment speed assumptions were adjusted upwards. At December 31, 2008, management determined that the MSR portfolio was impaired and recorded a valuation allowance of $1.3 million. There were no impairment charges recorded in 2007.

Income Tax Accounting – Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at December 31, 2008.

Goodwill and Other Intangible Assets – When a company acquires a business, the purchased assets and liabilities are recorded at fair value. The fair value of most financial assets and liabilities are determined by estimating the discounted anticipated cash flows from or for the instrument using current market rates applicable to each category of instruments. Excess of consideration paid to acquire a business over the fair value of the net assets is recorded as goodwill. Errors in the estimation process of the fair value of acquired assets and liabilities will result in an overstatement or understatement of goodwill. This in turn will result in overstatement or understatement of income and expenses and, in the case of an overstatement of goodwill, could make the Company subject to an impairment charge when the overstatement is discovered in its annual assessment for impairment.

At a minimum, management is required to assess goodwill and other intangible assets annually for impairment. This assessment involves estimating cash flows for future periods, preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the future cash flows are materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value. Based on its assessment, the Company believes its goodwill of $10.2 million and other identifiable intangibles of $298,000 were not impaired and are properly recorded in the consolidated financial statements as of December 31, 2008.

Impairment of Investment Securities – Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, the Company evaluates a number of factors including, but not limited to:

•                  how much fair value has declined below amortized cost;

•                  how long the decline in fair value has existed;

•                  the financial condition of the issuer;

•                  contractual or estimated cash flows of the security;

•                  underlying supporting collateral;

•                  past events, current conditions, forecasts;

•                  significant rating agency changes on the issuer; and

•                  the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

See additional discussion regarding impairment charges that the Company recorded during 2008 under Footnote 3 “Investment Securities” of Part II Item 8. “Financial Statements and Supplementary Data.”

Tax Refund Solutions (“TRS”) – Critical accounting policies and estimates related to the TRS business operating segment primarily consist of the following:

•                  RAL Securitization and Valuation of Residual

•                  Provision for Loan Losses for RALs Retained on Balance Sheet

•                  Rebate Accruals

RAL Securitization and Valuation of Residual – A securitization is a process by which an entity issues securities to investors, with the securities paying a return based on the cash flows from a pool of loans or other financial assets. The Company utilized a securitization structure to fund, over a four week period, a portion of the RALs originated during the first quarters of 2008, 2007 and 2006. The securitization consisted of a total of $1.1 billion, $350 million and $206 million of loans originated and sold during January and February of 2008, 2007 and 2006 respectively. The Company’s continuing involvement in loans sold into the securitization was limited to only servicing of the loans. Compensation for servicing of the loans securitized was not contingent upon performance of the loans securitized. The Company will not utilize a securitization structure for the 2009 tax season.

As part of the securitization, the Company established a two step structure to handle the sale of the assets to third party investors. In the first step, a sale provided for TRS RAL Funding, LLC (“TRS RAL, LLC”), a qualified special purpose entity (“QSPE”) to purchase the assets from RB&T as Originator and Servicer. In the second step, a sale and administration agreement was entered into by and among TRS RAL, LLC and various other third parties with TRS RAL, LLC retaining a residual interest in an over-collateralization. There are no recourse obligations. The residual value related to the securitization, which is presented as a trading security on the balance sheet, was $0 at December 31, 2008, 2007 and 2006.

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

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return, tax return fraud and tax debts not disclosed to the Company during its underwriting process. At March 31st of each year, with adjustments each quarter end thereafter, the Company reserves for its estimated RAL losses based on current year and historical funding patterns and information received from the IRS regarding current year payment processing. The Company applies its loss estimates to both RALs retained on balance sheet and to securitized RALs.

As of December 31, 2008, $7.0 million of securitized RALs remained uncollected compared to $2.3 million at December 31, 2007, representing 0.64% and 0.67% of total gross RALs securitized by the Company during the respective tax years. The Company applies loss estimates to securitized RALs because the securitization residual is valued based on the future expected cash flows of the securitization, which is significantly influenced by the anticipated credit losses of the underlying RALs. As a result, the Company recorded a net reduction to Net RAL securitization income of $6.3 million for 2008 compared to $2.0 million for 2007. As with the RALs retained on balance sheet, the decrease in securitized RAL losses as a percent of total RALs securitized from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company. Estimated losses related to securitized RALs are recorded in non interest income as a reduction to “Net RAL securitization income.”

Provision for Loan Losses for RALs Retained on Balance Sheet  – Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return, tax return fraud and tax debts not disclosed to the Company during its underwriting process. At March 31st of each year, with adjustments each quarter end thereafter, the Company reserves for its estimated RAL losses based on current year and historical funding patterns and information received from the IRS regarding current year payment processing. The Company applies its loss estimates to both RALs retained on balance sheet and to securitized RALs.

As of December 31, 2008, $9.2 million of total RALs retained on balance sheet remained uncollected compared to $4.2 million at December 31, 2007, representing 1.35% and 1.87% of total gross RALs originated and retained on balance sheet during the respective tax years by the Company. As a result, the Company recorded a net provision for loan losses of $8.1 million during 2008 compared to $2.9 million during 2007. The decrease in RAL losses as a percent of total RALs retained on balance sheet from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company.

Historically at TRS, net credit losses related to RALs within a given calendar year have ranged from a low of 0.04% to a high of 1.17% of total RALs originated (including retained and securitized RALs). During 2008, the Company incurred $14.4 million in net credit losses associated with RALs both retained on balance sheet by the Company and securitized by the Company. Losses as a percent of total RALs originated (including retained and securitized RALs) during 2008 were 0.81%.

See the section titled “Recent Developments  – First Quarter 2009 Tax Season RAL Delinquency” above for additional discussion.

Rebate Accruals – The Company makes rebate payments to third party technology and service providers within its TRS business operating segment. These rebates are reflected in the financial statements as a reduction to RAL fees and ERC fees. All rebate payments to an individual technology and service provider are based on the product volume funded by the IRS with various rebate tiers at different volume levels. In addition, rebate payments made to the service providers are significantly influenced by RAL losses. While the rebates paid to the Company’s technology providers are typically paid throughout the year, the rebate payments paid to the third party service providers are typically paid later in the calendar year subsequent to the first quarter.

Accounting for the Company’s rebates payable requires management’s judgment since the substantial majority of these liabilities are established in the first quarter of each year and accounted for based on cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future IRS payments, including assumptions regarding credit losses and final product volume tiers. Because the value of the liabilities is sensitive to changes in assumptions, the calculation of the Company’s rebates payable is considered a critical accounting estimate.

For additional discussion regarding TRS and the securitization, see the following sections:

•	Part I Item 1 “Business” – “General Business Overview”
•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
•	“Recent Developments”
•	“Overview”
•	“Results of Operations”
•	“Financial Condition” – “Allowance for Loan Losses and Provision for Loan Losses”
•	Part II Item 8 “Financial Statements and Supplementary Data:”
•	Footnote 1 “Summary of Significant Accounting Policies”
•	Footnote 4 “Loans and Allowance for Loan Losses”
•	Footnote 5 “Securitization”
•	Footnote 23 “Segment Information”

RESULTS OF OPERATIONS

Net Interest Income

The largest source of Republic’s revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Discussion of 2008 vs. 2007

For 2008, net interest income was $129.7 million, an increase of $35.2 million, or 37%, over the same period in 2007. The previously discussed growth in RAL volume was a significant factor in the Company’s increase in net interest income, as TRS net interest income increased $11.4 million. The Company also experienced a $23.9 million, or 27%, increase in net interest income within the traditional Banking segment primarily related to a significant reduction in the Company’s cost of funds resulting from declining short-term interest rates in combination with a “steepening” of the yield curve. The overall reduction in the Company’s cost of funds is illustrated in Table 3.

The Company’s net interest spread increased 119 basis points to 3.76% for 2008 compared to the same period in 2007. The Company’s net interest margin increased 103 basis points to 4.20% for the same period. As previously discussed, the increase was tied to the increased RAL volume, as well as decreases in the Federal Funds Target rate. From September 2007 through the end of 2007, the Federal Open Markets Committee (“FOMC”) of the Federal Reserve Bank (“FRB”) lowered the Federal Funds Target rate by 100 basis points ending 2007 at 4.25%. During the first and second quarters of 2008, the FOMC dropped rates another 200 basis points and 25 basis points, respectively. There were no Federal Funds Target rate changes during the third quarter of 2008. During October of 2008, the FOMC lowered rates two additional times for a total of 100 basis points. In December of 2008, rates were lowered once again to end the year at an unprecedented “target range” between 0.00% and 0.25%. The Federal Funds Target rate is the index which many of the Company’s short-term deposit rates track. Because the Company’s interest bearing liabilities continue to be more sensitive to interest rate movements than its assets, the decreases in the Federal Funds Target rate have significantly benefited the Company’s net interest income and net interest margin since the fourth quarter of 2007.

The positive earnings impact of the Federal Funds Target rate reductions by the FOMC during the fourth quarter of 2008 were not as significant as those experienced by Republic in the past due to the inability of the Company to further reduce deposit costs as short-term market rates approached and/or reached zero percent. In addition, the general lack of liquidity in the wholesale markets caused a large part of the Company’s incremental funding costs to increase, a trend that offset some of the positive impact to the Company’s net interest margin it received from declining short-term rates.

The Company also continues to experience paydowns in its loan and investment portfolios. These paydowns have caused, and will continue to cause, compression in Republic’s net interest income and net interest margin, as the cash received from these paydowns is reinvested at lower yields. Additionally, because the Federal Funds Target Rate is now at a target range between 0.00% and 0.25%, no future rate decreases from the FOMC are possible, exacerbating the compression to the Company’s net interest income and net interest margin caused by its repricing loans and investments. The Company is unable to precisely determine the ultimate negative impact to the Company’s net interest spread and margin in the future because several factors remain unknown at this time, such as future demand for financial products and the overall future need for liquidity, among many other factors.

Discussion of 2007 vs. 2006

For 2007, net interest income was $94.5 million, an increase of $6.2 million, or 7%, over the same period in 2006. The Company experienced a $5.0 million, or 6%, increase in net interest income within the traditional Banking segment, which was primarily related to growth in the traditional loan portfolio as detailed throughout this filing. The Company also experienced a $1.1 million, or 20%, increase in net interest income within the TRS business operating segment, as a result of the increased RAL volume in 2007 partially offset by the increase in expense related to the negative spread on brokered deposits it acquired. The Company’s net interest spread declined 5 basis points to 2.57% for 2007 compared to 2006, while its net interest margin declined 5 basis points to 3.17% for the same period.

The decline in the net interest spread and margin for 2007 was the result of an increase in the Company’s cost of funds, without a similar corresponding increase in the Company’s yield on interest-earning assets. More specifically, for the majority of the year, the Company continued to experience contraction in its spread and margin due to a flat and sometimes inverted interest rate yield curve in which short-term rates approximated long-term rates. The effect of a flat yield curve was magnified in Republic’s financial statements in 2007 because the Company’s liabilities were more sensitive to interest rate movements than its assets. The Company also faced stern competition for deposit funds in its market areas, which continued to increase its incremental cost of deposits. Alternatively, when the Company was unable to gather enough deposits in its geographical market areas to fund its asset growth, the Company obtained funding from higher cost borrowing sources such as brokered deposits and/or FHLB advances.

In September 2007, the FOMC of the FRB lowered the Federal Funds Target rate by 50 basis points. This was followed up with two additional 25 basis point decreases in October and December ending 2007 at 4.25%. Because the Company’s interest bearing liabilities were more sensitive to interest rate movements than its assets, the decreases in the Federal Funds Target rate significantly benefited the Company’s net interest income and net interest margin during the fourth quarter of 2007.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see Table 25 “Interest Rate Sensitivity” in this section of the document.

For additional discussion regarding TRS and the securitization, see the following sections:

•                  Part I Item 1 “Business”  – “General Business Overview”

•                  Part I Item 1A “Risk Factors”

•                  Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•                “Recent Developments”

•                “Overview”

•                “Critical Accounting Policies and Estimates”

•                “Financial Condition”  – “Allowance for Loan Losses and Provision for Loan Losses”

•                  Part II Item 8 “Financial Statements and Supplementary Data:”

•                Footnote 1 “Summary of Significant Accounting Policies”

•                Footnote 4 “Loans and Allowance for Loan Losses”

•                Footnote 5 “Securitization”

•                Footnote 23 “Segment Information”

Table 3 provides detailed information as to average balances, interest income/expense and average rates by major balance sheet category for 2008, 2007 and 2006. Table 4 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 3  – Average Balance Sheets and Interest Rates for Years Ended December 31,

	2008			2007			2006
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets:
Taxable investment securities(1)	$627,808	$30,145	4.80%	$607,406	$31,636	5.21%	$522,321	$24,755	4.74%
Tax exempt investment securities(1)(4)	1,818	57	4.82	1,783	103	8.89	1,842	96	8.02
Federal funds sold and other	92,978	1,375	1.48	7,437	416	5.59	29,234	752	2.57
Loans and fees(2)(3)	2,369,691	170,565	7.20	2,359,617	166,942	7.07	2,192,395	150,937	6.88
Total earning assets	3,092,295	202,142	6.54	2,976,243	199,097	6.69	2,745,792	176,540	6.43

Less: Allowance for loan losses	15,556			11,885			11,219

Non-earning assets:
Cash and cash equivalents	74,036			54,936			45,906
Premises and equipment, net	40,969			37,052			33,422
Other assets(1)	40,691			35,587			40,996

Total assets	$3,232,435			$3,091,933			$2,854,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction accounts	$230,144	$775	0.34%	$222,501	$1,597	0.72%	$253,798	$2,103	0.83%
Money market accounts	594,272	10,538	1.77	597,832	24,539	4.10	424,431	16,024	3.78
Time deposits	448,548	17,179	3.83	476,906	21,262	4.46	478,837	18,751	3.92
Brokered deposits	326,316	11,989	3.67	144,144	7,304	5.07	166,930	7,396	4.43
Total deposits	1,599,280	40,481	2.53	1,441,383	54,702	3.80	1,323,996	44,274	3.34

Repurchase agreements and other short-term borrowings	375,676	6,200	1.65	433,809	19,079	4.40	374,937	15,889	4.24
Federal Home Loan Bank advances	588,381	23,215	3.95	623,050	28,323	4.55	575,523	25,564	4.44
Subordinated note	41,240	2,522	6.12	41,240	2,515	6.10	41,240	2,515	6.10
Total interest-bearing liabilities	2,604,577	72,418	2.78	2,539,482	104,619	4.12	2,315,696	88,242	3.81

Non interest-bearing liabilities and stockholders’ equity:
Non interest-bearing deposits	321,308			281,926			285,877
Other liabilities	38,972			27,558			28,150
Stockholders’ equity	267,578			242,967			225,699
Less: Stockholders’ equity allocated to discontinued operations	—			—			525
Total liabilities and stockholders’ equity	$3,232,435			$3,091,933			$2,854,897

Net interest income		$129,724			$94,478			$88,298

Net interest spread			3.76%			2.57%			2.62%

Net interest margin			4.20%			3.17%			3.22%

(1)

For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $24.4 million, $10.3 million and $8.8 million for the years ended December 31, 2008, 2007 and 2006.
(3)	Average balances for loans include the principal balance of non-accrual loans.
(4)	Yields on tax exempt investment securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

Table 4 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities impacted Republic’s interest income, interest expense and net interest income during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 4 – Volume/Rate Variance Analysis

	Year Ended December 31, 2008 Compared to Year Ended December 31, 2007			Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
		Increase/(Decrease) Due to			Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$(1,491)	$1,038	$(2,529)	$6,881	$4,281	$2,600
Tax exempt investment securities	(46)	2	(48)	7	(3)	10
Federal funds sold and other	959	1,477	(518)	(336)	(816)	480
Loans and fees	3,623	1,548	2,075	16,005	9,999	6,006

Net change in interest income	3,045	4,065	(1,020)	22,557	13,461	9,096

Interest expense:

Transaction accounts	(822)	53	(875)	(506)	(243)	(263)
Money market accounts	(14,001)	(145)	(13,856)	8,515	7,017	1,498
Time deposits	(4,083)	(1,211)	(2,872)	2,511	(76)	2,587
Brokered deposits	4,685	7,147	(2,462)	(92)	(1,080)	988
Repurchase agreements and other short-term borrowings	(12,879)	(2,275)	(10,604)	3,190	2,571	619
Federal Home Loan Bank advances	(5,108)	(1,514)	(3,594)	2,759	2,150	609
Subordinated note	7	—	7	—	—	—

Net change in interest expense	(32,201)	2,055	(34,256)	16,377	10,339	6,038

Net change in net interest income	$35,246	$2,010	$33,236	$6,180	$3,122	$3,058

Non Interest Income

Table 5 – Analysis of Non Interest Income

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2008	2007	2006	2008/2007	2007/2006

Service charges on deposit accounts	$19,404	$18,577	$16,505	4%	13%
Electronic refund check fees	17,756	4,189	4,102	324	2
Net RAL securitization income	13,347	3,772	2,771	254	36
Mortgage banking income	3,536	2,973	2,316	19	28
Debit card interchange fee income	4,776	4,387	3,644	9	20
Net gain (loss) on sales, calls and impairments of securities	(14,364)	8	300	NM	(97)
Insurance settlement gain	—	1,877	—	(100)	100
Other	1,399	2,009	2,062	(30)	(3)
Total non interest income	$45,854	$37,792	$31,700	21	19

Discussion of 2008 vs. 2007

Service charges on deposit accounts increased $827,000, or 4%, during 2008 compared to the same period in 2007. The increase was primarily due to growth in the Company’s checking account base in conjunction with growth in the Bank’s “Overdraft Honor” program, which permits selected customers to overdraft their accounts up to a predetermined dollar amount (up to a maximum of $1,000) for the Bank’s customary overdraft fee. The Company also increased its overdraft fee by 3% in March of 2008. Included in service charges on deposits are net per item overdraft/NSF fees of $13.6 million and $13.7 million for 2008 and 2007, respectively.

For the year ended December 31, 2008 compared to the same period of 2007, Electronic refund check (“ERC”) fees and Net RAL securitization income increased $13.6 million and $9.6 million, respectively. The increase was attributable to the overall increase in volume at TRS during the tax season in combination with a lower estimated loss rate on underlying securitized RALs.

Detail of Net RAL securitization income follows:

Year Ended December 31, (in thousands)	2008	2007	2006

Net gain on sale of RALs	$8,307	$2,261	$2,022
Increase in securitization residual	5,040	1,511	749
Net RAL securitization income	$13,347	$3,772	$2,771

For additional discussion regarding TRS and the securitization, see the following sections:

•                  Part I Item 1 “Business”  – “General Business Overview”

•                  Part I Item 1A “Risk Factors”

•                  Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•      “Recent Developments”

•                  “Overview”

•                  “Critical Accounting Policies and Estimates”

•                  “Results of Operations”

•                  “Financial Condition”  – “Allowance for Loan Losses and Provision for Loan Losses”

•                  Part II Item 8 “Financial Statements and Supplementary Data:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 4 “Loans and Allowance for Loan Losses”

•                  Footnote 5 “Securitization”

•                  Footnote 23 “Segment Information”

Mortgage Banking income increased $563,000 during 2008 compared to the same period in 2007. The rise in mortgage banking income was primarily due to an increase in net gain on sale of loans, which resulted from a increase in the volume of loans sold in combination with an increase in the value of the servicing component assigned by the Company for loans sold “servicing retained” during the period. Due to the significant reduction in long-term interest rates during the last part of 2008, the fair value of the MSR portfolio declined dramatically as pre-payment speed assumptions were adjusted upwards. At December 31, 2008, management determined that the MSR portfolio was impaired and recorded a valuation allowance of $1.3 million. There were no impairment charges recorded in 2007. In addition, during 2008, the Company charged higher closing costs to its clients for fixed rate secondary market products and recognized a $372,000 gain related to the adoption of SAB 109 “Written Loan Commitments Recorded at Fair Value Through Earnings” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

Debit card interchange fee income increased $389,000, or 9%, consistent with the overall growth in customer transaction volume, which the Company attributes primarily to a customer rewards program for debit card usage. The increase in debit card interchange income was substantially offset by a $139,000, or 6%, increase in debit card interchange non interest expenses.

The Company recognized a net loss on sales, calls and impairment of investment securities of $14.4 million during 2008, primarily as a result of various OTTI charges recorded for five private label mortgage backed and other private label mortgage-related investment securities and the Company’s Federal Home Loan Mortgage Company (“Freddie Mac” or “FHLMC”) preferred stock investment. The OTTI charges the Company recorded during 2008 were partially offset by $1.5 million in security gains recorded during the fourth quarter of 2008 resulting from the sale of $81 million of U.S. Government agency and mortgage backed securities. The Company elected to sell these investments because management believed that these securities would experience substantial paydowns in the near-term resulting from a significant decline in mortgage rates. See additional discussion regarding these impairment charges above under “Critical Accounting Policies and Estimates” and under Footnote 3 “Investment Securities” of Part II Item 8. “Financial Statements and Supplementary Data.”

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

Net RAL securitization income increased $1.0 million, or 36%, during 2007 compared to the same period in 2006 primarily due to the increase in the volume of loans sold into the RAL securitization. The volume of RALs securitized rose year over year due to an increase in overall RAL originations combined with more favorable underwriting criteria within the securitization structure, which allowed the Company to securitize a higher percentage of RALs than the previous year.

Mortgage banking income increased $657,000, or 28%, during 2007 compared to 2006. The increase was due primarily to a $602,000, or 38%, increase in net gain on sale of loans. The increase in net gain on sale of loans resulted primarily from pricing strategies employed by the Company on its portfolio Adjustable Rate Mortgage (“ARM”) product offerings, which effectively shifted consumer demand to 15- and 30-year fixed rate products that are sold into the secondary market. The Company employed these pricing strategies due to a flat and sometimes inverted yield curve, which increased the Company’s funding costs and made it less attractive to retain such loans on balance sheet. As a percentage of loans sold, net gains on sale of loans increased to 1.00% in 2007 compared to 0.81% in 2006. The increase resulted primarily from more favorable pricing strategies employed by the Company.

Debit card interchange fee income increased $743,000, or 20%, during 2007 compared to 2006 consistent with the overall growth in customer base and increased transaction volume resulting from the Company’s customer rewards program for debit card usage. The increase in debit card interchange income was substantially offset by a $600,000 increase in debit card interchange non interest expenses.

During the fourth quarter of 2007, the Company sold one U.S. Treasury Bill security resulting in a gain of $8,000. During the fourth quarter of 2006, the Company sold a portion of the available for sale FHLMC preferred stock totaling $5 million, realizing a gain on sale of investment securities of $300,000.

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

Non Interest Expenses

Table 6 – Analysis of Non Interest Expenses

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2008	2007	2006	2008/2007	2007/2006

Salaries and employee benefits	$52,118	$44,162	$40,412	18%	9%
Occupancy and equipment, net	19,760	17,904	15,541	10	15
Communication and transportation	4,672	3,785	2,750	23	38
Marketing and development	9,208	3,287	2,459	180	34
Bank franchise tax expense	2,598	2,552	1,902	2	34
Data processing	2,771	2,675	2,171	4	23
Debit card interchange	2,402	2,263	1,663	6	36
Supplies	1,649	1,749	1,271	(6)	38
Other	12,308	8,879	6,693	39	33
Total non interest expenses	$107,486	$87,256	$74,862	23	17

Discussion of 2008 vs. 2007

Total non interest expense increased $20.2 million, or 23%, during 2008 compared to 2007. Approximately $13.6 million of the increase related to TRS and was driven by the significant year-over-year growth in the program and infrastructure. Within the Company’s traditional Banking segment, non interest expenses increased $6.6 million, or 8% for 2008 compared to 2007.

•	With respect to the change in non interest expense related to the TRS segment:

•

TRS salaries and employee benefits increased $4.2 million consistent with annual merit increases, increased staffing, including seasonal contract labor staffing, and increased incentive compensation accruals.

•

TRS occupancy and equipment expense increased $1.0 million primarily due to higher leased and rented equipment and facility rent expense, as the Company expanded its infrastructure to accommodate the anticipated increase in volume.

•

TRS marketing and development expense increased $6.1 million due to expenses associated with the Program and Technology Agreements related to the Jackson Hewitt relationship. The Company expects a substantial increase in this line item during 2009 as a result of additional anticipated transaction volume in conjunction with the amended agreements signed during the fourth quarter of 2008.

•	TRS communication and transportation expense increased $500,000 consistent with the overall growth in the program.

•

Other expenses at TRS increased $1.8 million primarily due to expenses such as routine professional fees, fraud detection and identification verification, and correspondent banking relationships. Included in professional fees is the annual review of the RAL underwriting by a third party consultant and routine annual audits of tax preparation offices nationwide.

•	With respect to the traditional Banking segment change in non interest expense:

•

Salaries and employee benefits increased $3.8 million due primarily to an increase in staffing associated with new banking center openings and higher costs associated with the Company’s health insurance.

•

Occupancy and equipment increased $836,000 primarily due to growth in the Company’s infrastructure and banking center network, as well as increased leasing costs and service agreements for the Company’s technology and operating systems.

•

Other expense increased $2.0 million related to increases for FDIC deposit insurance, contribution expenses, routine audit and professional fees, reimbursement of foreign automatic teller machine (“ATM”) fees for the Company’s “BreakFree” and “Ultimate” checking account clients and correspondent banking fees.

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

Marketing and development increased $828,000, or 34%, during 2007 compared to 2006. Approximately half of this increase was related to the Company’s new “Debit Card Rewards” program, which allows debit card users to earn points that can be used toward the purchase consumer goods.

Bank franchise tax expense increased $650,000, or 34%, during 2007 compared to 2006 consistent with the overall growth in the Company’s taxable deposit and capital bases.

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

Other expense increased $2.2 million, or 33%, during 2007 compared to the same period in 2006 primarily due to the following items:

•	Travel increased approximately $234,000 in 2007, primarily related to TRS and new Florida banking centers.

•	Legal expense increased approximately $845,000 in 2007, primarily related to the settlement of a previously disclosed lawsuit.

•

Third party audit and professional fees increased approximately $182,000 in 2007, primarily due to routine services associated with TRS. Included in these services was an annual review of the RAL underwriting by a third party consultant and routine annual audits of tax preparation offices nationwide.

•	Fraud losses increased approximately $383,000 in 2007, resulting primarily from two customer identity thefts incurred in 2007.

•	Core deposit amortization increased approximately $106,000 in 2007, resulting from the acquisition of GulfStream in October 2006.

•

Reimbursement of foreign ATM fees increased approximately $369,000 in 2007, primarily related to growth in the Company’s new promotional demand deposit accounts which offer unlimited free foreign ATM transactions.

FINANCIAL CONDITION

Investment Securities

Table 7 – Investment Securities Portfolio

December 31, (in thousands)	2008	2007	2006

Securities available for sale (fair value):
U.S. Treasury securities and U.S Government agencies	$458,840	$160,275	$286,272
Freddie Mac preferred stock	—	1,541	2,064
Private label mortgage backed and other Private label mortgage-related securities	14,678	32,475	45,210
Mortgage backed securities	308,235	320,073	152,897
Collateralized mortgage obligations	72,156	14,386	17,284
Total securities available for sale	853,909	528,750	503,727

Securities to be held to maturity (carrying value):
U.S. Treasury securities and U.S Government agencies	4,670	4,672	8,586
Obligations of states and political subdivisions	384	383	383
Mortgage backed securities	3,527	4,448	5,506
Collateralized mortgage obligations	42,184	42,383	43,570
Total securities to be held to maturity	50,765	51,886	58,045
Total investment securities	$904,674	$580,636	$561,772

Investment securities available for sale primarily consist of U.S. Treasury and U.S. Government Agency obligations, including agency mortgage backed securities (“MBSs”), agency collateralized mortgage obligations (“CMOs”), private label mortgage backed and other private label mortgage-related investment securities. The agency MBSs primarily consist of hybrid mortgage investment securities, as well as other adjustable rate mortgage investment securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), FHLMC and Fannie Mae (“FNMA”). Agency CMOs held in the investment portfolio are substantially all floating rate investment securities that adjust monthly. The Company primarily uses the investment securities portfolio as collateral for securities sold under agreements to repurchase (“repurchase agreements”). The Company has historically invested in investment securities with shorter term repricing features in order to mitigate its risk position from rising interest rates. Strategies for the investment securities portfolio may also be influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

U.S. Treasury and U.S. Government agency obligations increased $299 million at December 31, 2008 compared to December 31, 2007. As mentioned throughout this document, during the fourth quarter of 2008, the Company obtained $918 million in brokered deposits to be utilized to fund the first quarter 2009 tax season. These brokered deposits had a weighted average life of three months with a weighted average rate of 2.71%. During the fourth quarter of 2008, the Company invested a portion of these funds in short-term agency discount notes.

Nationally, residential real estate values declined significantly during 2007 and 2008. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in single family residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed or other private label mortgage-related securities. The Company currently owns five private label mortgage backed and other private label mortgage-related securities with a fair value of $14.7 million at December 31, 2008. These securities are not guaranteed by government agencies. Approximately $9.0 million of these securities are mostly backed by “Alternative A” first lien mortgage loans. The remaining $5.7 million represents an asset backed security with an insurance “wrap” or guarantee. The average life of these securities is currently estimated to be approximately five years. Due to current market conditions, all of these assets are extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with FASB Staff Position (“FSP”) No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active,” which was issued in October 2008. Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on the investment. The Company recognized an OTTI charge of $14.2 million during 2008 related to its five private label mortgage backed and other private label mortgage-related investment securities.

Approximately $426 million of the Company’s agency mortgage related MBS investment portfolio and $464 million of the Company’s agency portfolio represents securities guaranteed by government agencies such as GNMA, FNMA and FHLMC and have first lien single family home mortgage loans as their underlying collateral. Approximately $213 million of these securities were purchased at a market premium above par. The current unamortized premium of these securities was $1.2 million at December 31, 2008. While the Company believes the overall risk of principal loss within this portfolio is minimal due to the agency guarantees, these securities are subject to substantial prepayment risk in a declining interest rate environment because the underlying loans are subject to refinancing. Prepayments in excess of those projected when the securities were originally purchased could cause the final yield received by the Company to be substantially lower due to the acceleration of premium amortization. In addition, the cash received from these prepaying securities would likely be reinvested into lower yielding investment products, further reducing the Company’s profitability on its securities portfolio. Management projects various prepayment scenarios in the many interest sensitivity analyses it performs. At this time, however, management is unable to precisely estimate the amount of prepayment activity the Company will experience within its investment portfolio in the short-term. During the fourth quarter of 2008 the Company elected to sell $81 million of U.S. Government agency and mortgage backed securities. The Company elected to sell these investments because management believed that these securities would experience substantial paydowns in the near term resulting from a significant decline in mortgage rates.

See additional discussion regarding these impairment charges above under “Critical Accounting Policies and Estimates” and under Footnote 3 “Investment Securities” of Part II Item 8. “Financial Statements and Supplementary Data.”

Detail of Mortgage Backed Investment securities at December 31, 2008 was as follows:

Table 8 – Mortgage Backed Investment securities

December 31, 2008 (in thousands)	Fair Value
Private label mortgage backed and other private label mortgage-related securities	$14,678
Mortgage backed securities	311,823
Collateralized mortgage obligations	112,714
Total mortgage backed securities	$439,215

In addition, the Company holds agency structured notes in the investment portfolio which consist of step up bonds. These investments are predominantly classified as available for sale. The amortized cost and fair value of structured notes is as follows:

Table 9 – Structured Notes

December 31, (in thousands)	2008	2007

Amortized cost	$45,000	$8,172
Fair value	45,027	8,217

During 2008, Republic purchased $2.3 billion in available for sale investment securities and had maturities and calls of $1.9 billion. Substantially all of the investment securities purchased were agency discount notes, which the Company utilized primarily for collateral purposes. The weighted average yield on these discount notes was 2.45% with an average term of 7 days. Substantially all of the cash received from the maturities and calls of the investment securities that was not reinvested into discount notes was utilized to pay down advances from the FHLB.

Table 10 – Securities Available for Sale

December 31, 2008 (dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield	Average Maturity in Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less(1)	$458,245	$458,840	1.64%	0.05
Total private label mortgage backed and other private label mortgage-related securities	14,678	14,678	8.05	4.90
Total mortgage backed securities*	305,902	308,235	5.10	6.48
Total collateralized mortgage obligations(2)	74,130	72,156	2.83	12.49
Total securities available for sale	$852,955	$853,909	3.09	3.52

Table 11 – Securities to be Held to Maturity

December 31, 2008 (dollars in thousands)	Carrying Value	Fair Value	Weighted Average Yield	Average Maturity in Years

U.S. Treasury securities and U.S. Government agencies:
Due from one to five years	$4,670	$4,677	3.79%	1.31
Obligations of states and political subdivisions:
Due from five to ten years	384	401	6.00	4.50
Total mortgage backed securities*	3,527	3,588	4.42	9.38
Total collateralized mortgage obligations(2)	42,184	40,558	2.60	17.69
Total securities to be held to maturity	$50,765	$49,224	2.86	15.50

(1) – Includes securities with maturities extended beyond one year that are expected to be called during 2009.

(2) – The average maturity is calculated based on contractual maturity.

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, decreased by $95 million during the year to $2.3 billion at December 31, 2008. While commercial and home equity loans increased $21 million and $33 million during 2008, the Company experienced a decline of $79 million and $64 million in the residential real estate and real estate construction loan portfolios, respectively. Generally, the overall decline was due to higher pricing requirements implemented by the Company for its portfolio ARM products combined with reduced consumer demand for ARM products. In addition, the Company implemented stricter underwriting standards due to the deterioration in the real estate markets which, in combination with higher pricing strategies and reduced customer demand for adjustable rate loan products, caused portfolio level origination volume to decrease significantly during the first nine months of 2008. The Company currently expects to maintain these pricing and underwriting strategies through at least the first part of 2009 and, as a result, the Company anticipates a continued decline in loan balances throughout the remainder of the year.

Within the real estate loan construction category, the Company substantially exited a relationship during the first quarter in which it originated construction loans on a national basis through a building material supplier. In addition to being secured by the underlying collateral, these loans contained a guarantee from a related party of the building material supplier. The Company chose to exit this relationship due to the economic uncertainty in the national residential real estate market. Exiting this relationship resulted in a reduction of approximately $20 million with the real estate loan construction category.

At December 31, 2008, commercial real estate loans comprised 29% of the total gross loan portfolio and were concentrated primarily within the Bank’s existing markets. These loans are principally secured by multi-family investment properties, single family developments, medical facilities, small business owner occupied offices, retail properties and hotels. These loans typically have interest rates that are initially fixed for one to ten years with the remainder of the loan term subject to repricing based on various market indices. In order to reduce the negative effect of refinance activity within the portfolio during a declining interest rate environment, the Company requires an early termination penalty on substantially all commercial real estate loans for a portion of the fixed term period. The Bank’s underwriting standards typically include personal guarantees on most commercial real estate loans. Overall, commercial real estate loans decreased only $61,000 from December 31, 2007.

Similar to commercial real estate loans, single family residential real estate loans that are not sold into the secondary market typically have fixed interest rate periods of one to ten years with the remainder of the loan term subject to repricing based on various market indices. These loans also typically carry early termination penalties during a portion of their fixed rate periods in order to lessen the overall negative effect to the Company of refinancing in a declining interest rate environment. To increase its competitiveness within its markets, Republic offered closing costs as low as $299 on its residential real estate products during 2007. The promotional closing costs were increased to $599 in December 2007 and further increased to $999 in early September 2008. Overall, residential real estate loans decreased $79 million, or 7%, from December 31, 2007.

Republic experienced growth of $33 million within its home equity portfolio during 2008. The Company attributes a larger portion of the growth in its home equity portfolio to a slowdown in new home purchase activity with many consumers electing to remodel their existing homes rather than purchase new homes.

Table 12 – Loan Portfolio Composition

December 31, (in thousands)	2008	2007	2006	2005	2004

Residential real estate	$1,089,540	$1,168,591	$1,173,813	$1,056,175	$851,736
Commercial real estate	659,048	658,987	652,773	575,922	495,827
Real estate construction	99,395	163,700	105,318	84,850	70,220
Commercial	111,604	90,741	66,559	46,562	36,807
Consumer, including overdrafts	28,056	33,310	40,408	34,677	31,022
Overdrafts	2,796	1,238	1,377	852	1,344
Discontinued operations	—	—	—	5,779	35,631
Home equity	313,418	280,506	258,640	265,895	267,231
Total gross loans	$2,303,857	$2,397,073	$2,298,888	$2,070,712	$1,789,818

The table below illustrates Republic’s maturities and repricing frequency for the loan portfolio:

Table 13 – Selected Loan Distribution

December 31, 2008 (in thousands)	Total	One Year Or Less	Over One Through Five Years	Over Five Years

Fixed rate maturities:
Real estate:
Residential	$373,209	$53,468	$164,079	$155,662
Commercial	151,045	53,246	73,713	24,086
Construction	27,261	24,247	2,551	463
Commercial	60,306	27,832	27,172	5,302
Consumer, including overdrafts	27,806	11,947	4,517	11,342
Home equity	1,358	258	24	1,076
Total fixed	$640,985	$170,998	$272,056	$197,931

Variable rate repricing:
Real estate:
Residential	$716,331	$483,605	$222,882	$9,844
Commercial	508,003	393,268	112,186	2,549
Construction	72,134	67,755	1,924	2,455
Commercial	51,298	46,888	—	4,410
Consumer	3,046	2,954	—	92
Home equity	312,060	311,398	—	662
Total variable	$1,662,872	$1,305,868	$336,992	$20,012

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses as a percent of total loans increased to 0.64% at December 31, 2008 compared to 0.53% at December 31, 2007. In general, the increase in the allowance for loan losses as a percentage of total loans was primarily attributable to additional reserves recorded based on the increase in past due, non-performing and classified loans. The Company believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2008.

For additional discussion regarding Republic’s methodology for determining the adequacy of the allowance for loan losses, see the section titled “Critical Accounting Policies and Estimates” in this section of the document.

Discussion of provision for loan losses – 2008 vs. 2007

The Company recorded a provision for loan losses of $16.2 million for the year ended December 31, 2008, compared to $6.8 million for the same period in 2007. Included in the provision for loan losses for 2008 and 2007 was $8.1 million and $2.9 million for net estimated losses associated with RALs retained on balance sheet. The increase in estimated losses associated with RALs was primarily due to the increased volume offset by lower confirmed fraud and a decline in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts.

For additional discussion regarding TRS and the securitization, see the following sections:

•                  Part I Item 1 “Business” – “General Business Overview”

•                  Part I Item 1A “Risk Factors”

•                  Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•                  “Recent Developments”

•                  “Overview”

•                  “Critical Accounting Policies and Estimates”

•                  “Results of Operations”

•                  Part II Item 8 “Financial Statements and Supplementary Data:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 4 “Loans and Allowance for Loan Losses”

•                  Footnote 5 “Securitization”

•                  Footnote 23 “Segment Information”

The Banking segment provision for loan losses was $8.2 million for the year ended December 31, 2008 compared to $3.9 million for the same period in 2007. In general, the increase in the allowance for loan losses was primarily attributable to reserves required for the increase in classified, delinquent and non-performing loans and a $968,000 adjustment recorded in the second quarter of 2008 related to several qualitative factors within the allowance calculation due to the generally deteriorating real estate market conditions. Approximately $2.8 million of the increase was related to one land development loan in Florida placed on non accrual status during the first quarter of 2008. This relationship is currently in real estate owned.

Discussion of provision for loan losses – 2007 vs. 2006

The Company recorded a provision for loan losses of $6.8 million for 2007 compared to a provision of $2.3 million for the same period in 2006. Included in the provision for loan losses in 2007 and 2006 were $2.9 million and $34,000 for losses associated with RALs. The increase in anticipated losses associated with RALs was primarily due to higher confirmed fraud losses and from an increase in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts. The Banking segment provision for loan losses increased to $3.9 million for 2007 compared to $2.3 million for 2006 due to growth in loans, as well as an increase in classified loans and delinquencies. In addition, as general real estate market condition declined throughout 2007 the Company modified several qualitative factors within its allowance for loan loss calculation, which contributed to an increase in the overall allowance for loan losses of approximately $1.1 million.

Table 14 – Summary of Loan Loss Experience

Year Ended December 31, (dollars in thousands)	2008	2007	2006	2005	2004

Allowance for loan losses at beginning of year	$12,735	$11,218	$11,009	$13,554	$13,959
Addition resulting from the acquisition of GulfStream	—	—	387	—	—

Charge offs:
Real estate:
Residential	(1,356)	(553)	(601)	(448)	(444)
Commercial	(257)	(493)	(270)	(162)	(177)
Construction	(2,970)	(158)	(72)	(84)	—
Commercial	(98)	(132)	(215)	—	(22)
Consumer	(1,752)	(1,531)	(1,117)	(697)	(868)
Home equity	(507)	(397)	(264)	(91)	(177)
Tax Refund Solutions	(9,206)	(4,246)	(1,358)	(2,213)	(3,404)
Discontinued operations	—	—	(409)	(212)	—
Total	(16,146)	(7,510)	(4,306)	(3,907)	(5,092)
Recoveries:
Real estate:
Residential	153	102	138	176	151
Commercial	215	213	65	87	284
Construction	—	1	86	34	35
Commercial	34	59	13	32	43
Consumer	432	446	425	289	348
Home equity	48	37	49	35	56
Tax Refund Solutions	1,156	1,349	1,323	1,257	2,022
Discontinued operations	—	—	82	14	—
Total	2,038	2,207	2,181	1,924	2,939
Net loan charge offs	(14,108)	(5,303)	(2,125)	(1,983)	(2,153)
Provision for loan losses from continuing operations	16,205	6,820	2,302	340	1,346
Provision for loan losses from discontinued operations	—	—	(355)	(902)	402
Allowance for loan losses at end of year	$14,832	$12,735	$11,218	$11,009	$13,554

Ratios:
Allowance for loan losses to total loans	0.64%	0.53%	0.49%	0.53%	0.76%
Allowance for loan losses to non-performing loans	110	132	175	183	221
Allowance for loan losses to non-performing assets	77	122	162	170	200
Net loan charge offs to average loans outstanding – Total Company	0.60	0.22	0.10	0.15	0.10
Net loan charge offs to average loans outstanding – Traditional Banking Segment	0.26	0.10	0.06	0.04	0.05

The table below depicts management’s allocation of the allowance for loan losses by loan type. The allowance allocation is based on management’s assessment of economic conditions, past loss experience, loan volume, past due and non accrual loans and other factors. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance or future allowance allocation.

Table 15 – Management’s Allocation of the Allowance for Loan Losses

	2008		2007		2006		2005		2004
December 31, (dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans

Residential real estate	$2,562	47%	$1,762	49%	$1,555	51%	$1,275	51%	$1,385	48%
Commercial real estate	6,554	29	6,316	27	5,724	28	5,492	28	6,035	28
Real estate construction	1,508	4	1,012	7	910	5	916	4	1,115	4
Commercial	1,086	5	931	4	498	3	460	2	492	2
Consumer	479	1	378	1	378	2	761	2	2,421	4
Home equity	678	14	371	12	188	11	186	13	187	14
Unallocated	1,965	—	1,965	—	1,965	—	1,919	—	1,919	—
Total	$14,832	100%	$12,735	100%	$11,218	100%	$11,009	100%	$13,554	100%

Asset Quality

The Company maintains a watch list of commercial and commercial real estate loans and reviews those loans on a regular basis. Generally, assets are designated as watch list loans to ensure more frequent monitoring. The assets are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is placed on non accrual status.

Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type. Non accrual loans and loans that are past due 90 days or more and that are not specifically classified are uniformly assigned a risk weighted percentage ranging from 15% to 100% of the loan balance based upon the loan type. Management evaluates the remaining loan portfolio by reviewing the historical loss rate for each respective loan type, assigning risk multiples to certain categories to account for qualitative factors including current economic conditions. Both an average five-year loss rate and a loss rate based on heavier weighting of the previous two years’ loss experience are reviewed in the analysis. Specialized loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types. As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Loans, including impaired loans under SFAS 114, “Accounting by Creditors for Impairment of a Loan,” but excluding consumer loans, are placed on non-accrual status when the loans become past due 90 days or more as to principal or interest, unless the loans are adequately secured and in the process of collection. Past due status is based on how recently payments have been received. When loans are placed on non-accrual status, all unpaid interest is reversed from interest income and accrued interest receivable. These loans remain on non-accrual status until the borrower demonstrates the ability to become and remain current or the loan or a portion of the loan is deemed uncollectible and is charged off.

Consumer loans are not placed on non-accrual status but are reviewed periodically and generally charged off when the loans reach 120 days past due or at any point the loan is deemed uncollectible. RALs traditionally undergo a review in March and July of each year and those RALs deemed uncollectible are charged off against the allowance for loan losses.

Total non-performing loans to total loans increased to 0.58% at December 31, 2008, from 0.40% at December 31, 2007, as the total balance of non-performing loans increased by $3.8 million for the same period. Other real estate owned increased $4.9 million at December 31, 2008 compared to the same period in 2007, with $4.4 million of the increase related to one land development loan in Florida. During 2008, the Company recorded a $2.8 million provision for loan loss directly related to this relationship.

The remainder of the non-performing loan category remained substantially concentrated within the residential real estate and construction categories. Republic is generally well secured on these loans. As such, the Company does not anticipate a substantial increase in losses resulting from the current rise in the level of these non-performing loans at this time.

Table 16 – Non-performing Loans and Non-performing Assets

As of December 31, (dollars in thousands)	2008	2007	2006	2005	2004

Loans on non-accrual status(1)	$11,324	$8,303	$5,980	$5,725	$5,763
Loans past due 90 days or more and still on accrual	2,133	1,318	413	295	371
Total non-performing loans	13,457	9,621	6,393	6,020	6,134
Other real estate owned	5,737	795	547	452	657
Total non-performing assets	$19,194	$10,416	$6,940	$6,472	$6,791
Non-performing loans to total loans	0.58%	0.40%	0.28%	0.29%	0.34%
Non-performing assets to total assets	0.49	0.33	0.23	0.24	0.27

(1)

Loans on non-accrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans.

Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $705,000, $592,000 and $312,000 in 2008, 2007 and 2006.

Republic defines impaired loans to be those commercial, commercial construction and commercial real estate loans that are:

•                  classified as doubtful (collection of total amount due is improbable);

•                  classified as loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided);

•                  classified as substandard, with the relationship balance exceeding $500,000; or

•                  any loan that would otherwise meet the definition of being impaired.

Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $12.1 million at December 31, 2008 compared to $6.4 million at December 31, 2007.

Deposits

Total deposits increased $775 million from December 31, 2007 to December 31, 2008 to $2.7 billion. Interest-bearing deposits increased $781 million, or 46%, while non interest-bearing deposits declined $6 million or 2% from December 31, 2007 to December 31, 2008. The increase in interest-bearing accounts was heavily concentrated in the brokered deposit category.

Brokered deposits increased $841 million during 2008 to $1.2 billion at December 31, 2008. The increase related primarily to the following:

•                  During the second quarter of 2008, the Company entered into a relationship with a large broker to obtain brokered money market deposits indexed to the three month LIBOR plus 0.25%. As of December 31 2008, Republic had $164 million in balances from the broker with a maximum amount of funds obtainable from the broker under its contract of $200 million. Management is currently uncertain if and when the maximum may be reached due to the uncertainty in the financial markets.

•                  During the fourth quarter of 2008, the Company obtained $918 million in brokered deposits to be utilized to fund the first quarter 2009 RAL program. These brokered deposits had a weighted average life of three months with a weighted average rate of 2.71%. Also, during January of 2009, as strategically planned, the Company obtained an additional $375 million in brokered deposits to fund anticipated RAL demand. These brokered deposits had a weighted average life of 45 days and a weighted average interest rate of 1.27%.

Table 17 – Deposits

Ending balances of all deposit categories at December 31, 2008, follows:

December 31, (in thousands)	2008	2007	2006	2005	2004

Demand (NOW and SuperNOW)	$202,607	$197,949	$197,225	$262,714	$304,264
Money market accounts	555,346	635,590	498,943	322,421	256,175
Brokered money market accounts	163,965	—	—	—	—
Internet money market accounts	6,253	10,521	18,135	33,864	45,076
Savings	32,599	30,362	37,690	43,548	41,080
Individual retirement accounts	38,142	37,865	40,820	38,815	37,573
Time deposits, $100,000 and over	202,058	188,011	185,066	178,916	158,968
Other certificates of deposit	221,179	217,670	269,828	282,609	266,547
Brokered certificates of deposit	1,048,017	371,387	165,989	153,194	46,254
Total interest-bearing deposits	2,470,166	1,689,355	1,413,696	1,316,081	1,155,937
Total non interest-bearing deposits	273,203	279,457	279,026	286,484	261,993
Total	$2,743,369	$1,968,812	$1,692,722	$1,602,565	$1,417,930

Table 18 – Average Deposits

Ending average balances of all deposits and the average rates paid on such deposits for the years indicated follows:

	2008		2007		2006
December 31, (dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Transaction accounts	$230,144	0.34%	$222,501	0.72%	$253,798	0.83%
Money market accounts	594,272	1.77	597,832	4.10	424,431	3.78
Time deposits	448,548	3.83	476,906	4.46	478,837	3.92
All brokered deposits	326,316	3.67	144,144	5.07	166,930	4.43
Total interest-bearing deposits	1,599,280	2.53	1,441,383	3.80	1,323,996	3.34
Total non interest-bearing deposits	321,308	—	281,926	—	285,877	—
Total	$1,920,588		$1,723,309		$1,609,873

Table 19 – Time Deposits Maturities

Maturities of time deposits of $100,000 or more outstanding at December 31, 2008 follows:

(in thousands)	Amount

Three months or less	$969,293
Over three months through six months	80,873
Over six months through twelve months	76,530
Over 12 months	40,180
Total time deposits	$1,166,876

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings declined $59 million during 2008. The majority of the repurchase accounts are large treasury management transaction relationships with normal recurring large fluctuations in account balances. All of these accounts require security collateral on behalf of Republic. The substantial majority of these accounts are indexed to immediately repricing indices such as the Federal Funds target rate. Based on the transactional nature of the Company’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

Table 20 – Securities sold under agreements to repurchase

Information regarding Securities sold under agreements to repurchase follows:

Years ended December 31, (dollars in thousands)	2008	2007	2006

Outstanding balance at end of year	$339,012	$398,296	$401,886
Weighted average interest at year end	0.36%	3.40%	4.52%
Average outstanding balance during the year	$375,676	$433,809	$374,937
Average interest rate during the year	1.65%	4.40%	4.24%
Maximum outstanding at any month end	$415,058	$493,838	$403,003

Federal Home Loan Bank Advances

FHLB advances increased $37 million during 2008 to $515 million. During the fourth quarter of 2008, the Company utilized excess cash from the previously mentioned brokered deposits to reduce overnight borrowings at the FHLB. Management anticipates increasing its FHLB advances to levels at or near its September 30, 2008 levels as the previously discussed brokered deposits obtained for TRS mature during the first quarter of 2009.

Approximately $150 million of the FHLB advances at December 31, 2008 and December 31, 2007 were putable advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years. To moderate the continued contraction on its margin, during March of 2007 the Company refinanced $100 million in overnight borrowings from the FHLB with an approximate cost of 5.25% into a 10-year fixed rate advance with a 3-year put option at an average cost of 4.39%. At the end of the three year period, the FHLB has the right to require the Company to pay off the advances with no penalty. The weighted average coupon on all of the Company’s putable advances at December 31, 2008 was 4.51%. Based on market conditions at this time, the Company does not believe that any of its putable advances are likely to be “put back” to the Company in the short-term by the FHLB.

Liquidity

The Company is significantly leveraged with a loan to deposit ratio (excluding brokered deposits) of 150% at December 31, 2008 and December 31, 2007. Traditionally, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At December 31, 2008 and 2007, Republic had available collateral to borrow an additional $427 million and $545 million, respectively from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $205 million available through various other financial institutions as of December 31, 2008. If the Company were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Company cannot obtain brokered deposits, the Company would be forced to offer above market deposit interest rates to meet its funding and liquidity needs.

Republic maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At December 31, 2008 and 2007, these investment securities had a fair value of $594 million and $520 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed.

At December 31, 2008, the Company had approximately $233 million in Premier First money market accounts, which is the Bank’s primary deposit product offering for medium to large business customers. These accounts do not require collateral, therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The 25 largest Premier first relationships represent approximately $106 million of the total balance. If any of these balances are moved from the Bank, the Company would likely utilize overnight borrowings in the short-term to replace the balances. One relationship elected to move $53 million in balances away from the Company during 2008, as more favorable investment alternatives became available to the client. On a longer-term basis, the Company would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Company believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the traditional retail bank deposits they replace, potentially decreasing the Company’s earnings.

The Company’s first quarter 2008 RAL program required significantly more liquidity than in prior tax seasons. In addition to the new business gained through the Jackson Hewitt relationship, the Company also experienced significant growth through its independent tax-preparer customer base. The Company utilized a securitization structure in 2008 to fund a significant portion of the RAL portfolio. Brokered deposits were utilized to fund all RALs not funded through the securitization structure in 2008. In March of 2008, the Company replaced approximately $328 million of matured brokered CDs with FHLB advances.

The Company’s liquidity risk increases significantly during the first quarter of each year due to the RAL program. The Company has committed to its electronic filer and tax-preparer base that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to estimate liquidity, or funding needs for the RAL program, well in advance of the tax season. If management materially overestimates the need for funding during the tax season, a significant expense could be incurred without an offsetting revenue stream. If management materially underestimates its funding needs during the tax season, the Company could experience a significant shortfall of capital needed to fund RALs and could potentially be required to stop or reduce its RAL originations.

Due to the excessive costs of securitization structures, which resulted from a significant lack of liquidity in the credit markets during the latter half of 2008, the Company elected not to obtain funding from a securitization structure for the first quarter 2009. Instead the Company will utilize brokered deposits and its traditional borrowing lines of credit as its primary RAL funding source for the first quarter 2009 tax season.

For additional discussion regarding TRS and the securitization, see the following sections:

•                  Part I Item 1 “Business” – “General Business Overview”

•                  Part I Item 1A “Risk Factors”

•                  Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•                  “Recent Developments”

•                  “Overview”

•                  “Critical Accounting Policies and Estimates”

•                  “Results of Operations”

•                  Part II Item 8 “Financial Statements and Supplementary Data:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 4 “Loans and Allowance for Loan Losses”

•                  Footnote 5 “Securitization”

•                  Footnote 23 “Segment Information”

The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Federal and state regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2008, RB&T could, without prior approval, declare dividends of approximately $61 million.

Capital

Table 21 – Capital

Information pertaining to the Company’s capital balances and ratios follows:

Years ended December 31, (dollars in thousands)	2008	2007	2006

Stockholders equity	$275,922	$248,860	$237,348
Dividends declared per share – Class A Common Stock	0.473	0.424	0.363
Dividends declared per share – Class B Common Stock	0.430	0.386	0.330
Tier I leverage capital	8.80%	8.75%	8.92%
Tier I capital	14.72	13.29	13.73
Total risk based capital	15.43	13.90	14.30
Dividend payout ratio	29	35	26
Average stockholders’ equity to average total assets	8.28	7.86	7.91

Total stockholders’ equity increased from $249 million at December 31, 2007 to $276 million at December 31, 2008. The increase in stockholders’ equity was primarily attributable to net income earned during 2008 reduced by cash dividends declared and the repurchase of shares of the Company’s common stock and the change in unrealized position of securities available for sale.

During 2008, the Company purchased 17,600 shares of common stock for $413,000, an average of $23.45 per share. During May of 2007, the Company’s Board of Directors approved the repurchase of an additional 300,000 shares from time-to-time if market conditions were deemed favorable to the Company. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2008, the Company had 85,453 shares which could be repurchased under the current stock repurchase program.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the Federal Reserve Bank, FDIC and the OTS. Republic’s average capital to average assets ratio was 8.28% at December 31, 2008 compared to 7.86% at December 31, 2007. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., was formed and issued $40 million in Trust Preferred Securities (“TPS”). The TPS pay a fixed interest rate for ten years and adjust with LIBOR + 1.42% thereafter. The TPS mature on September 30, 2035 and are redeemable at the Company’s option after ten years. The subordinated debentures are treated as Tier I Capital for regulatory purposes. The sole asset of RBCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the TPS. The subordinated debentures and the related interest expense, which are payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements. The proceeds obtained from the TPS offering have been and will continue to be utilized to fund loan growth, support an existing stock repurchase program and for other general business purposes such as the acquisition of GulfStream Community Bank in October of 2006.

Off Balance Sheet Items

Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2008 follows:

Table 22 – Off Balance Sheet Items

	Maturity by Period
December 31, 2008 (in thousands)	Less than one year	Greater than one year to three years	Greater than three years to five years	Greater than five years	Total

Unused loan commitments	$197,061	$22,192	$17,302	$313,520	$550,075
Standby letters of credit	5,839	33	—	80	5,952
FHLB letters of credit	12,194	—	—	—	12,194

A portion of the unused commitments above are expected to expire or may not be fully used, therefore the total amount of commitments above does not necessarily indicate future cash requirements.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $6 million and $38 million at December 31, 2008 and 2007. Approximately $14 million of the balance at December 31, 2008 and 2007 related to a single letter of credit that originated during the second quarter of 2007. In addition to credit risk, the Company also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Company does not deem this risk to be material.

At December 31, 2008 and December 31, 2007, Republic had a $12 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Company uses a blanket pledge of eligible real estate loans to secure the letter of credit.

Commitments to extend credit generally consist of unfunded lines of credit. These commitments generally have variable rates of interest.

Aggregate Contractual Obligations

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of the Company. The Bank also has required future payments for long-term and short-term debt as well as the maturity of time deposits. The required payments under such commitments at December 31, 2008 follows:

Table 23 – Aggregate Contractual Obligations

	Maturity by Period
December 31, 2008 (in thousands)	Less than one year	Greater than one year to three years	Greater than three years to five years	Greater than five years	Total
Time deposits	$1,399,172	$72,481	$36,778	$965	$1,509,396
Federal Home Loan Bank advances	107,000	192,370	111,000	104,864	515,234
Subordinated note	—	—	—	41,240	41,240
Securities sold under agreements to repurchase	339,012	—	—	—	339,012
Lease commitments	6,547	11,140	6,486	18,733	42,906
Total	$1,851,731	$275,991	$154,264	$165,802	$2,447,788

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

See Footnote 13 “Subordinated Note” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Company’s subordinated note.

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

Republic utilized an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are evaluated with the model. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve. These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve. As with the Company’s previous simulation models, the December 31, 2008 simulation analysis continues to indicate that an increase in interest rates would generally have a negative effect on net interest income. The Company did not run a model simulation for declining interest rates as of December 31, 2008, because the FOMC effectively lowered the Federal Funds Target rate to 0.00% in December 2008 and therefore, no further rate reductions can occur. As the Company implements strategies to mitigate the negative impact of rising interest rates in the future, these strategies will lessen the Company’s forecasted “base case” net interest income in the event of no interest rate changes.

The following tables illustrate Republic’s projected net interest income sensitivity profile based on the asset/liability model as of December 31, 2008 and 2007. The Company’s interest rate sensitivity model does not include loan fees within interest income. During 2008 and 2007, loan fees included in interest income were $24.4 million and $10.3 million, respectively.

Table 24 – Interest Rate Sensitivity for 2008

		Increase in Rates
(dollars in thousands)	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$55	$274	$438
Investments	21,231	24,310	26,873
Loans, excluding fees (1)	128,824	135,384	141,912
Total interest income, excluding loan fees	150,110	159,968	169,223

Projected interest expense:
Deposits	22,506	29,819	36,791
Securities sold under agreements to repurchase	1,006	5,001	8,182
Federal Home Loan Bank advances and other long-term borrowings	22,394	23,963	25,379
Total interest expense	45,906	58,783	70,352
Net interest income, excluding loan fees	$104,204	$101,185	$98,871
Change from base		$(3,019)	$(5,333)
% Change from base		(2.90)%	(5.12)%

Table 25 - Interest Rate Sensitivity for 2007

	Decrease in Rates			Increase in Rates
(dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$169	$220	$305	$368	$428
Investments	23,051	26,223	29,043	31,170	32,566
Loans, excluding fees (1)	142,018	154,059	164,175	173,970	183,067
Total interest income, excluding loan fees	165,238	180,502	193,523	205,508	216,061

Projected interest expense:
Deposits	39,243	47,122	54,847	63,906	72,814
Securities sold under agreements to repurchase	12,004	15,413	18,724	22,628	26,565
Federal Home Loan Bank advances and other long-term borrowings	22,331	24,962	27,218	30,283	33,447
Total interest expense	73,578	87,497	100,789	116,817	132,826
Net interest income, excluding loan fees	$91,660	$93,005	$92,734	$88,691	$83,235
Change from base	$(1,074)	$271		$(4,043)	$(9,499)
% Change from base	(1.16)%	0.29%		(4.36)%	(10.24)%

(1) – No consideration is given to the effects of increasing and decreasing interest rates on RALs, which are fee based and occurs substantially all in the first quarter of the year.

Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.” This FSP clarifies the application of FAS 157 in a market that is not active by offering additional guidance on Level 2 and Level 3 valuations. See additional discussion regarding mortgage banking under Footnote 7 “Mortgage Banking Activities” of Part II Item 8 “Financial Statements and Supplementary Data.”

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company elected the fair value option for all loans held for sale originated after December 31, 2007. The adoption of this statement on January 1, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations.

On November 5, 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” Previously, SAB 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this statement on January 1, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations.

Effect of Newly Issued But Not Yet Effective Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In January 2009, the FASB issued FSP EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No 99-20.” This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity securities,” and other related guidance. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See the section titled “Asset/Liability Management and Market Risk” included under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.

The following are included in this section:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets – December 31, 2008 and 2007

Consolidated statements of income and comprehensive income – years ended December 31, 2008, 2007 and 2006

Consolidated statements of stockholders’ equity – years ended December 31, 2008, 2007 and 2006

Consolidated statements of cash flows – years ended December 31, 2008, 2007 and 2006

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, in relation to the criteria described in the report, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, Management concludes that as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Based on its assessment, Management believes that as of December 31, 2008, the Company’s internal control was effective in achieving the objectives stated above. Crowe Horwath LLP has provided its report on the effectiveness of internal control in their report dated March 4, 2009.

Bernard M. Trager	Steven E. Trager	Kevin Sipes
Chairman of the Board	President and	Executive Vice President,
	Chief Executive Officer	Chief Financial Officer and Chief Accounting Officer

March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

of Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Louisville, Kentucky

March 4, 2009

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2008	2007
ASSETS:

Cash and cash equivalents	$616,303	$86,177
Securities available for sale	853,909	528,750
Securities to be held to maturity (fair value $49,224 in 2008 and $52,794 in 2007)	50,765	51,886
Mortgage loans held for sale	11,298	4,278
Loans, net of allowance for loan losses of $14,832 and $12,735 (2008 and 2007)	2,289,025	2,384,338
Federal Home Loan Bank stock, at cost	25,082	23,955
Premises and equipment, net	42,885	39,706
Goodwill	10,168	10,168
Other assets and accrued interest receivable	39,933	36,101

TOTAL ASSETS	$3,939,368	$3,165,359

LIABILITIES:

Deposits:
Non interest-bearing	$273,203	$279,457
Interest-bearing	2,470,166	1,689,355
Total deposits	2,743,369	1,968,812

Securities sold under agreements to repurchase and other short-term borrowings	339,012	398,296
Federal Home Loan Bank advances	515,234	478,550
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	24,591	29,601

Total liabilities	3,663,446	2,916,499

Commitments and contingencies (Footnote 20)	—	—

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 100,000 shares authorized Series A 8.5% non cumulative convertible, none issued	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 18,318,206 shares (2008) and 18,001,303 shares (2007) issued, 18,318,206 shares (2008) and 17,952,400 shares (2007) outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,310,405 shares (2008) and 2,343,627 shares (2007) issued and outstanding	4,878	4,821
Additional paid in capital	123,441	119,761
Retained earnings	146,983	124,616
Unearned shares in Employee Stock Ownership Plan	—	(519)
Accumulated other comprehensive income	620	181

Total stockholders’ equity	275,922	248,860

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,939,368	$3,165,359

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2008	2007	2006
INTEREST INCOME:

Loans, including fees	$170,565	$166,942	$150,937
Taxable investment securities	27,126	29,518	22,952
Tax exempt investment securities	57	103	96
Federal Home Loan Bank stock and other	4,394	2,534	2,555
Total interest income	202,142	199,097	176,540

INTEREST EXPENSE:

Deposits	40,481	54,702	44,274
Securities sold under agreements to repurchase and other short-term borrowings	6,200	19,079	15,889
Federal Home Loan Bank advances	23,215	28,323	25,564
Subordinated note	2,522	2,515	2,515
Total interest expense	72,418	104,619	88,242

NET INTEREST INCOME	129,724	94,478	88,298

Provision for loan losses	16,205	6,820	2,302

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	113,519	87,658	85,996

NON INTEREST INCOME:

Service charges on deposit accounts	19,404	18,577	16,505
Electronic refund check fees	17,756	4,189	4,102
Net RAL securitization income	13,347	3,772	2,771
Mortgage banking income	3,536	2,973	2,316
Debit card interchange fee income	4,776	4,387	3,644
Net gain (loss) on sales, calls and impairment of securities	(14,364)	8	300
Insurance settlement gain	—	1,877	—
Other	1,399	2,009	2,062
Total non interest income	45,854	37,792	31,700

NON INTEREST EXPENSES:

Salaries and employee benefits	52,118	44,162	40,412
Occupancy and equipment, net	19,760	17,904	15,541
Communication and transportation	4,672	3,785	2,750
Marketing and development	9,208	3,287	2,459
Bank franchise tax expense	2,598	2,552	1,902
Data processing	2,771	2,675	2,171
Debit card interchange expense	2,402	2,263	1,663
Supplies	1,649	1,749	1,271
Other	12,308	8,879	6,693
Total non interest expenses	107,486	87,256	74,862

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (continued)

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2008	2007	2006

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	$51,887	$38,194	$42,834

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS	18,235	13,281	14,718

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	33,652	24,913	28,116

INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE	—	—	359

INCOME TAX EXPENSE FROM DISCONTINUED OPERATIONS	—	—	124

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	235

NET INCOME	$33,652	$24,913	$28,351

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Unrealized gain (loss) on securities available for sale	$(8,898)	$1,577	$1,913
Realized amount on securities impairment recorded, net	10,583	—	—
Realized amount on securities sold, net	(1,246)	(5)	(195)
Other comprehensive income	439	1,572	1,718

COMPREHENSIVE INCOME	$34,091	$26,485	$30,069

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (continued)

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2008	2007	2006

BASIC EARNINGS PER SHARE FROM CONTINUING OPERATIONS:

Class A Common Stock	$1.65	$1.22	$1.38
Class B Common Stock	1.60	1.18	1.35

BASIC EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:

Class A Common Stock	$0.00	$0.00	$0.01
Class B Common Stock	0.00	0.00	0.00

BASIC EARNINGS PER SHARE:

Class A Common Stock	$1.65	$1.22	$1.39
Class B Common Stock	1.60	1.18	1.35

DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS:

Class A Common Stock	$1.62	$1.20	$1.35
Class B Common Stock	1.58	1.16	1.32

DILUTED EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:

Class A Common Stock	$0.00	$0.00	$0.00
Class B Common Stock	0.00	0.00	0.00

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$1.62	$1.20	$1.35
Class B Common Stock	1.58	1.16	1.32

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

						Unearned
	Common Stock					Shares in	Accumulated
	Class A	Class B		Additional		Empl. Stock	Other	Total
	Shares	Shares		Paid In	Retained	Ownership	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	Loss	Equity

Balance, January 1, 2006	18,047	2,362	$4,475	$77,295	$136,381	$(1,468)	$(3,109)	$213,574

SAB 108 adjustments	—	—	—	—	(547)	—	—	(547)

Net income	—	—	—	—	28,351	—	—	28,351

Net change in accumulated other comprehensive loss	—	—	—	—	—	—	1,718	1,718

Dividend declared Common Stock:
Class A ($0.363 per share)	—	—	—	—	(6,578)	—	—	(6,578)
Class B ($0.330 per share)	—	—	—	—	(776)	—	—	(776)

Stock options exercised, net of shares redeemed	176	—	39	1,099	(527)	—	—	611

Repurchase of Class A Common Stock	(36)	—	(8)	(169)	(522)	—	—	(699)

Conversion of Class B Common Stock to Class A Common Stock	12	(12)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	43	—	—	395	—	457	—	852

5% Stock dividend	—	—	177	17,932	(18,109)	—	—	—

Notes receivable on Common Stock, net of cash payments	—	—	—	(135)	—	—	—	(135)

Deferred compensation expense - Company Stock	—	—	—	133	—	—	—	133

Stock based compensation expense	—	—	—	844	—	—	—	844

Balance, December 31, 2006	18,242	2,350	$4,683	$97,394	$137,673	$(1,011)	$(1,391)	$237,348

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Shares in	Accumulated
	Class A	Class B		Additional		Empl. Stock	Other	Total
	Shares	Shares		Paid In	Retained	Ownership	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	Income	Equity

Balance, January 1, 2007	18,242	2,350	$4,683	$97,394	$137,673	$(1,011)	$(1,391)	$237,348

Adjustment to initially apply FASB Interpretation No. 48	—	—	—	—	(359)	—	—	(359)

Net income	—	—	—	—	24,913	—	—	24,913

Net change in accumulated other comprehensive income	—	—	—	—	—	—	1,572	1,572

Dividend declared Common Stock:
Class A ($0.424 per share)	—	—	—	—	(7,673)	—	—	(7,673)
Class B ($0.386 per share)	—	—	—	—	(906)	—	—	(906)

Stock options exercised, net of shares redeemed	190	—	41	1,548	(238)	—	—	1,351

Repurchase of Class A Common Stock	(527)	—	(118)	(3,127)	(6,079)	—	—	(9,324)

Conversion of Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	46	—	—	358	—	492	—	850

5% Stock dividend	—	—	215	22,500	(22,715)	—	—	—

Notes receivable on Common Stock, net of cash payments	—	—	—	(19)	—	—	—	(19)

Deferred director compensation expense - Company Stock	1	—	—	146	—	—	—	146

Stock based compensation expense	—	—	—	961	—	—	—	961

Balance, December 31, 2007	17,958	2,344	$4,821	$119,761	$124,616	$(519)	$181	$248,860

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

						Unearned
	Common Stock					Shares in	Accumulated
	Class A	Class B		Additional		Empl. Stock	Other	Total
	Shares	Shares		Paid In	Retained	Ownership	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	Income	Equity

Balance, January 1, 2008	17,958	2,344	$4,821	$119,761	$124,616	$(519)	$181	$248,860

Net income	—	—	—	—	33,652	—	—	33,652

Net change in accumulated other comprehensive income	—	—	—	—	—	—	439	439

Dividend declared Common Stock:
Class A ($0.473 per share)	—	—	—	—	(8,620)	—	—	(8,620)
Class B ($0.430 per share)	—	—	—	—	(1,001)	—	—	(1,001)

Stock options exercised, net of shares redeemed	299	—	62	2,844	(1,280)	—	—	1,626

Repurchase of Class A Common Stock	(23)	—	(5)	(134)	(384)	—	—	(523)

Conversion of Class B Common Stock to Class A Common Stock	34	(34)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	49	—	—	612	—	519	—	1,131

Notes receivable on Common Stock, net of cash payments	—	—	—	(407)	—	—	—	(407)

Deferred director compensation expense - Company Stock	1	—	—	139	—	—	—	139

Stock based compensation expense	—	—	—	626	—	—	—	626

Balance, December 31, 2008	18,318	2,310	$4,878	$123,441	$146,983	$—	$620	$275,922

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$33,652	$24,913	$28,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	7,509	2,076	4,137
Federal Home Loan Bank stock dividends	(956)	(342)	(1,258)
Provision for loan losses, including provision for loan losses from discontinued operations	16,205	6,820	1,947
Net gain on sale of mortgage loans held for sale	(4,453)	(2,185)	(1,583)
Origination of mortgage loans held for sale	(234,759)	(213,858)	(194,124)
Proceeds from sale of mortgage loans held for sale	232,192	217,489	196,565
Net realized impairment of mortgage servicing rights	1,255	—	—
Net gain on sale of RALs	(8,307)	(2,261)	(2,022)
Increase in RAL securitization residual	(5,040)	(1,511)	(749)
Origination of RALs sold	(1,098,717)	(350,414)	(213,423)
Proceeds from sale of RALs	1,009,698	319,882	194,550
Paydown of trading securities	107,099	33,825	21,644
Net realized (gain) loss on sales, calls and impairment of securities	14,364	(8)	(300)
Net (gain) loss on sale of other real estate owned	39	—	(81)
Net gain on sale of premises and equipment	(43)	—	—
Deferred director compensation expense — Company Stock	139	146	133
Employee Stock Ownership Plan compensation expense	1,131	850	852
Stock based compensation expense	626	961	844
Net gain on involuntary conversion of fixed assets	—	(1,877)	—
Net change in other assets and liabilities:
Accrued interest receivable	(3,932)	28	(2,463)
Accrued interest payable	(815)	666	1,467
Other assets	(3,330)	2,944	(9,300)
Other liabilities	(4,694)	365	(762)
Net cash provided by operating activities	58,863	38,509	24,425

INVESTING ACTIVITIES:
Cash paid for acquisition of GulfStream Community Bank, net of cash acquired	—	—	(14,276)
Purchases of securities available for sale	(2,349,633)	(3,713,098)	(2,478,085)
Purchases of securities to be held to maturity	—	(1,999)	(383)
Purchases of Federal Home Loan Bank stock	(531)	(502)	(137)
Proceeds from calls, maturities, and paydowns of securities available for sale	1,929,882	3,655,763	2,431,481
Proceeds from calls, maturities and paydowns of securities to be held to maturity	1,067	8,137	8,583
Proceeds from sales of securities available for sale	81,066	39,927	5,000
Proceeds from sales of Federal Home Loan Bank stock	360	—	—
Proceeds from sales of other real estate owned	4,138	1,252	1,314
Net (increase) decrease in loans	69,701	(104,888)	(191,365)
Net proceeds from involuntary conversion of fixed assets	—	1,877	—
Purchases of premises and equipment	(9,333)	(8,637)	(6,052)
Proceeds from sale of premises and equipment	848	—	—
Net cash used in investing activities	(272,435)	(122,168)	(243,920)

FINANCING ACTIVITIES:
Net change in deposits	774,554	276,087	36,016
Net change in securities sold under agreements to repurchase and other short-term borrowings	(59,284)	(3,590)	109,627
Payments on Federal Home Loan Bank advances	(174,316)	(323,223)	(242,561)
Proceeds from Federal Home Loan Bank advances	211,000	155,201	328,000
Repurchase of Common Stock	(523)	(9,324)	(699)
Net proceeds from Common Stock options exercised	1,626	1,351	611
Cash dividends paid	(9,359)	(8,279)	(7,055)
Net cash provided by financing activities	743,698	88,223	223,939

NET CHANGE IN CASH AND CASH EQUIVALENTS	530,126	4,564	4,444
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	86,177	81,613	77,169
CASH AND CASH EQUIVALENTS AT END OF YEAR	$616,303	$86,177	$81,613

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

YEARS ENDED DECEMBER 31, (in thousands)

	2008	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$73,233	$103,954	$86,752
Income taxes	25,360	14,868	14,266

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$9,119	$1,500	$1,328
Retained securitization residual	102,059	32,314	22,956

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company (“RB&T”) and Republic Bank (collectively referred together with RB&T as the “Bank”), Republic Funding Company and Republic Invest Co. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

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

Other sources of banking income include service charges on deposit accounts, debit card interchange fee income, title insurance commissions, fees charged to customers for trust services and revenue generated from Mortgage Banking activities, which represents both the origination and sale of loans in the secondary market and the servicing of loans for others.

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

Republic, though its Tax Refund Solutions (“TRS”) business operating segment, is one of a limited number of financial institutions which facilitates the payment of federal and state tax refunds through third party tax-preparers located throughout the U.S. The Company facilitates the payment of these tax refunds through three primary products: Refund Anticipation Loans (“RALs”), Electronic Refund Checks (“ERCs”) and Electronic Refund Deposits (“ERDs”). Substantially all of the business generated by TRS occurs in the first quarter of the year.

ERCs/ERDs are products whereby a tax refund is issued to the taxpayer after the Company has received the refund from the federal or state government. There is no credit risk or borrowing cost for the Company for these products because ERCs/ERDs are only delivered to the taxpayer upon receipt of the refund directly from the Internal Revenue Service (“IRS”). Fees earned on ERCs/ERDs are reported as non interest income under the line item “Electronic refund check fees.”

RALs are short-term consumer loans offered to taxpayers that are secured by the customers anticipated tax refund, which represents the source of repayment. The Company underwrites the RAL application through an automated credit review process utilizing information contained in the taxpayer’s tax return and the tax-preparer’s history. If the application is approved, the Company advances the amount of the refund due on the taxpayer’s return up to specified amounts less the loan fee due to the Company and, if requested by the taxpayer, the fees due for preparation of the return to the tax preparer. As part of the RAL application process, each taxpayer signs an agreement directing the IRS to send the taxpayer’s refund directly to the Company. The refund received from the IRS is used by the Company to pay off the RAL. Any amount due the taxpayer above the amount of the RAL is remitted to the taxpayer once the refund is received by the Company. The funds advanced by the Company are generally repaid by the IRS within two weeks. The fees earned on RALs retained on balance sheet are reported as interest income under the line item “Loans, including fees.”

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates — Financial statements prepared in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Material estimates relate to:

•                  Allowance for loan losses

•                  Mortgage servicing rights

•                  Income tax accounting

•                  Goodwill and other intangible assets

•                  Impairment of investment securities

•                  Tax Refund Solutions

These estimates are particularly subject to change and actual results could differ from these estimates.

Significant Group Concentrations of Credit Risk — The Company does not have any significant concentrations of credit risk to any one industry or relationship. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Earnings Concentration — For 2008, 2007 and 2006, approximately 39%, 11% and 17% of net income from continuing operations was derived from the TRS segment, which if terminated, could have a materially adverse impact on net income.

Cash Flows — Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, repurchase agreements and income taxes. Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Trust Assets — Property held for customers in fiduciary or agency capacities, other than trust cash on deposit at Republic, is not included in the consolidated financial statements since such items are not assets of Republic.

Securities — Securities to be held to maturity represent those investments which Republic has the positive intent and ability to hold to maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity, without anticipating prepayments, except for mortgage backed securities.

Trading securities consist of the residual interest in the RAL securitization and was $0 at December 31, 2008, 2007 and 2006. These securities are recorded at fair value with changes in fair value included in earnings.

Securities available for sale, carried at fair value, consist of securities not classified as trading securities nor as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a separate component of stockholders’ equity until realized. Gains and losses on the sale of available for sale securities are recorded on the trade date and determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity, without anticipating prepayments, except for mortgage backed securities.

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

In January 2009, the FASB issued EITF 99-20-1. This FSP substantially aligns the basis for determining impairment under EITF 99-20 with the guidance found in paragraph 16 of SFAS No. 115, which requires entities to assess whether it is probable that the holder will be unable to collect all amounts due according to contractual terms. SFAS No. 115 does not require exclusive reliance on market participant assumptions regarding future cash flows, permitting the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due.

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mortgage Banking Activities — Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with mortgage servicing rights (“MSR”) retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the MSR. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold. Substantially all of the gain on sale of loans are reported in earnings when loans are locked.

MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs that Republic expects to receive on loans sold with servicing retained. MSRs are capitalized as separate assets.

Commitments to fund mortgage loans (interest rate lock commitments) to be sold into the secondary market and non-exchange traded mandatory forward sales contracts (forward contracts) for the future delivery of these mortgage loans are accounted for as mortgage derivatives not qualifying for hedge accounting. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage derivatives are included in net gains on sales of loans, which is a component of Mortgage Banking income on the income statement.

The Company enters into interest rate lock commitments for fixed rate mortgage loans, generally lasting 45 to 90 days and are at market rates when initiated. To deliver closed loans to the secondary market and to moderate its interest rate risk prior to sale, Republic typically enters into forward contracts. These contracts are entered into for amounts and terms offsetting the interest rate risk of loan commitment derivatives and loans held for sale, and both are carried at their fair value with changes included in earnings.

In March 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) 156 “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value for each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one time reclassification of available for sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard became effective January 1, 2007 and the Company elected not to recognize existing MSR at their fair value. In 2007, the Company elected to continue to recognize MSRs as an allocation of cost base on the relative fair value of the loan. Amortization of the MSR was initially set at seven years and subsequently adjusted on a quarterly basis based on the weighted average remaining life of the underlying loans.

Effective January 1, 2008, loans held for sale, mortgage banking derivatives and their associated MSRs are carried at fair value as of the lock date of the loan. Once the loans are sold, the MSR is accounted for in accordance with SFAS 156. For sales of mortgage loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted SFAS 156 on January 1, 2007, and for sales of mortgage loans beginning in 2007, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. In determining fair value of MSRs, management considers all relevant factors, including an independent third party valuation. The third valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of MSRs are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

The weighted average remaining life of the MSR portfolio is adjusted quarterly based on an independent third party valuation detailed above. MSR amortization is recorded as a reduction to mortgage banking income. The total MSR asset, net of amortization, recorded at December 31, 2008 and 2007 was $5.8 million and $6.7 million. The MSR asset is recorded as a component of other assets on the balance sheet.

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying value of the MSR asset is evaluated monthly for impairment based on the fair value of the MSR, using groupings of the underlying loans grouped by interest rates. Any impairment of a grouping would be reported as a valuation allowance. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported within Mortgage Banking income on the income statement.

A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs generally will decline due to higher expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase as prepayments on the underlying loans would be expected to decline. Management utilizes an independent third party on a monthly basis to assist with the fair value estimate of the MSRs. Based on the estimated fair value at December 31, 2008, management determined six of the 24 tranches within the MSR portfolio were impaired and booked impairment expense of $1.3 million. No impairment of the MSR asset existed at December 31, 2007 or 2006, therefore no impairment expense was recognized during those periods.

Loan servicing income is reported on the income statement as a component of Mortgage banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of MSRs is netted against loan servicing fee income. Loan servicing income totaled $2.6 million, $2.4 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006. Late fees and ancillary fees related to loan servicing are not material.

Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any changes to the allowance for loan losses and any deferred loan fees or costs.

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

All interest accrued but not received for loans placed on non accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Consumer and credit card loans, exclusive of RALs, are not placed on non-accrual status, but are reviewed periodically and charged off when the loans reach 120 days past due or at any point the loan is deemed uncollectible. RALs traditionally undergo a review in March and July of each year. RALs which are not included in the securitization deemed uncollectible by management are charged off against the allowance for loan losses.

Securitization — Historically, from mid January to the end of February of each year, RALs which, upon origination, met certain underwriting criteria related to refund amount and Earned Income Tax Credit amount, were classified as loans held for sale and sold into the securitization. All other RALs originated were retained by the Company. There were no RALs held for sale as of any quarter end. The Company retained a related residual value in the securitization, which was classified on the balance sheet as a trading security. The initial residual interest had a weighted average life of approximately one month, and as such, substantially all of its cash flows were received by the end of the first quarter. The disposition of the remaining anticipated cash flows occurred within the remainder of the calendar year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusted the carrying amount of the residual value to its fair value, which was determined based on expected future cash flows and was significantly influenced by the anticipated credit losses of the underlying RALs.

During the first quarters of 2008, 2007 and 2006, respectively, the securitization consisted of a total of $1.1 billion, $350 million and $213 million of RALs originated and sold. The Company’s continuing involvement in RALs sold into the securitization was limited to only servicing of the RALs. Compensation for servicing of the securitized RALs was not contingent upon performance of the securitized RALs.

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For additional discussion regarding TRS and the securitization, see the following sections of Part II Item 8 “Financial Statements and Supplementary Data:”

•                  Footnote 4 “Loans and Allowance for Loan Losses”

•                  Footnote 5 “Securitization”

•                  Footnote 23 “Segment Information”

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

The allowance consists of specific and general components. The specific components relate to loans that are classified as either loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers loans not identified as impaired and is based on historical loss experience adjusted for risk multiples related to qualitative factors such as general economic conditions. There are underlying uncertainties that could affect management’s estimate of probable losses and there is a margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Real Estate Owned — Assets acquired through loan foreclosure are initially recorded at fair value, less costs to sell, when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. Real estate owned totaled $5.7 million and $795,000 at December 31, 2008 and 2007 and are presented as a component of other assets on the balance sheet.

Premises and Equipment, Net — Premises and equipment are stated at cost less accumulated depreciation and amortization. Land is carried at cost. Depreciation is computed over the estimated useful lives of the related assets on the straight-line method. Estimated lives typically range from 25 to 39 years for buildings and improvements, three to ten years for furniture, fixtures and equipment and three to five years for leasehold improvements.

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Other intangible assets consist of core deposit assets arising from whole bank and branch acquisitions. Core deposit assets are initially measured at fair value and then amortized on an accelerated method over the estimated useful life.

Long-Term Assets — Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Stock Based Compensation — Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings — Substantially all securities sold under agreements to repurchase liabilities represent amounts advanced by customers. Securities are pledged to cover the majority of these liabilities, as the liabilities are not covered by Federal Deposit Insurance Corporation (“FDIC”) insurance. Other short-term borrowings primarily consist of federal funds purchased.

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

The Company adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” as of January 1, 2007. The standard prescribed a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained under a tax examination, with a tax examination being presumed to occur. The standard requires that the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Retirement Plans — 401(k) plan expense is recorded as a component of salaries and employee benefits and represents the amount of Company matching contributions. See Footnote 18 “Benefit Plans” in this section of the document.

Employee Stock Ownership Plan (“ESOP”) — The cost of shares held by the ESOP, but not yet committed or allocated to participants, is recorded as a reduction to stockholders’ equity. Compensation expense is based on the market price of shares as the shares are committed to be released to participant accounts. The difference between market price and the cost of shares committed to be released is recorded as an adjustment to additional paid in capital. Dividends on allocated ESOP shares reduce retained earnings, and dividends on unearned ESOP shares reduce debt and accrued interest. See Footnote 18 “Benefit Plans” in this section of the document.

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Off Balance Sheet Financial Instruments — Financial instruments include off balance sheet credit instruments, such as commitments to fund loans and standby letters of credit. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded upon funding. Instruments such as standby letters of credit are considered financial guarantees in accordance with FIN 45 and are recorded at fair value.

Derivatives — Republic only utilizes derivative instruments as described in Footnote 7 “Mortgage Banking Activities” in this section of the document.

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

Restrictions on Cash and Cash Equivalents — Republic is required by the Federal Reserve Bank to maintain average reserve balances. Cash and due from banks in the consolidated balance sheet includes $1.4 million and $3.2 million of reserve balances at December 31, 2008 and 2007. The Company does not earn interest on these cash balances.

Earnings Per Share — Basic earnings per share is based on net income (in the case of Class B Common Stock, less the dividend preference on Class A Common Stock), divided by the weighted average number of shares outstanding during the period. For purposes of all earnings per share calculations, unallocated ESOP shares are not considered issued and outstanding until earned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock dividends through the date of issuance of the financial statements.

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

Fair Value of Financial Instruments — Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a Footnote 6 “Fair Value”. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Segment Information — Segments represent parts of the Company evaluated by management with separate financial information. Republic’s internal information is primarily reported and evaluated in three lines of business — Banking, TRS, and Mortgage Banking. In February 2006, the Company substantially exited the payday loan business. For financial reporting purposes, the payday loan business operating segment has been treated as a discontinued operation. All prior period income statement data has been restated to reflect continuing operations absent the payday loan business.

Reclassifications — Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

2.              DISCONTINUED OPERATIONS

In February 2006, the FDIC cited inherent risks associated with payday lending activities and requested that the Board of Directors consider terminating this line of business. The Company substantially exited the business by the end of February 2006 and the Company had no payday loans outstanding at December 31, 2008, 2007 and 2006. The Company did not incur any additional costs related to the termination of the contract and does not anticipate incurring any additional costs in the future.

There were no assets, liabilities or stockholders’ equity related to the discontinued operation as of December 31, 2008, 2007 and 2006.

The following table details the Statements of Income of the discontinued operation:

Statements of Income

Years Ended December 31,

(in thousands)	2008	2007	2006

Interest income:
Loans, including fees	$—	$—	$528
Total interest income	—	—	528

Interest expense:
Federal Home Loan Bank advances	—	—	30
Total interest expense	—	—	30

Net interest income	—	—	498
Provision for loan losses	—	—	(355)
Net interest income after provision for loan losses	—	—	853

Non interest income:
Other income	—	—	500
Total non interest income	—	—	500

Non interest expenses:
Salaries and employee benefits	—	—	119
Occupancy and equipment, net	—	—	115
Marketing and development	—	—	108
Data processing	—	—	130
Other	—	—	522
Total non interest expenses	—	—	994

Income before income tax expense	—	—	359
Income tax expense	—	—	124
Net income	$—	$—	$235

3.              SECURITIES

Trading securities:

Trading securities consisting of residual interest in the RAL securitization totaled $0 at December 31, 2008 and 2007.

Securities available for sale:

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$458,245	$596	$(1)	$458,840
Private label mortgage backed and other private label mortgage-related securities	14,678	—	—	14,678
Mortgage backed securities	305,902	2,829	(496)	308,235
Collateralized mortgage obligations	74,130	—	(1,974)	72,156

Total securities available for sale	$852,955	$3,425	$(2,471)	$853,909

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2007 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$159,524	$841	$(90)	$160,275
Freddie Mac preferred stock	2,000	—	(459)	1,541
Private label mortgage backed and other private label mortgage-related securities	34,644	—	(2,169)	32,475
Mortgage backed securities	318,041	2,484	(452)	320,073
Collateralized mortgage obligations	14,262	136	(12)	14,386

Total securities available for sale	$528,471	$3,461	$(3,182)	$528,750

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
December 31, 2008 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$4,670	$7	$—	$4,677
Obligations of states and political subdivisions	384	17	—	401
Mortgage backed securities	3,527	63	(2)	3,588
Collateralized mortgage obligations	42,184	—	(1,626)	40,558

Total securities to be held to maturity	$50,765	$87	$(1,628)	$49,224

3.              SECURITIES (continued)

	Gross	Gross
	Carrying	Unrecognized	Unrecognized
December 31, 2007 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S. Government agencies	$4,672	$7	$—	$4,679
Obligations of states and political subdivisions	383	25	—	408
Mortgage backed securities	4,448	4	(80)	4,372
Collateralized mortgage obligations	42,383	970	(18)	43,335

Total securities to be held to maturity	$51,886	$1,006	$(98)	$52,794

Sales of securities available for sale

During the first quarter of 2008, the Company realized a $311,000 gain related to the mandatory partial redemption of the Company’s Visa, Inc. Class B Common Stock holdings related to Visa’s initial public offering. In addition, the Company realized $150,000 in gains related to unamortized discount accretion on a portion of callable U.S. Government agencies that were called during the first quarter of 2008 before their maturity. During the fourth quarter of 2008, the Company sold nine U.S. Government agency and mortgage backed securities totaling $81 million resulting in a gain of $1.6 million. As interest rates fell to unprecedented levels in December, and underlying prepayment speeds increased dramatically, the Company made the strategic decision to sell these securities and realize additional gains related to unamortized discounts for these securities.

During the fourth quarter of 2007, the Company sold a $40 million U.S. Treasury Bill security resulting in a gain of $8,000. During the fourth quarter of 2006, the Company sold a portion of the available for sale Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) preferred stock totaling $5 million, realizing a gain on sale of securities of $300,000.

The tax provision related to the Company’s realized gains totaled $721,000, $2,800 and $105,000 for 2008, 2007 and 2006, respectively.

The amortized cost/carrying value and fair value of securities, by contractual maturity at December 31, 2008 follows. Securities not due at a single maturity date are detailed separately.

	Securities		Securities to be
	available for sale		held to maturity
	Amortized		Carrying
December 31, 2008 (in thousands)	Cost	Fair Value	Value	Fair Value

Due in one year or less	$427,263	$427,523	$4,670	$4,677
Due from one to five years	29,013	29,265	—	—
Due from five to ten years	1,969	2,052	384	401
Private label mortgage backed and other private label mortgage-related securities	14,678	14,678	—	—
Mortgage backed securities	305,902	308,235	3,527	3,588
Collateralized mortgage obligations	74,130	72,156	42,184	40,558
Total	$852,955	$853,909	$50,765	$49,224

At December 31, 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

3.              SECURITIES (continued)

Securities with unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
December 31, 2008 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$24,999	$(1)	$—	$—	$24,999	$(1)
Mortgage backed securities, including collateralized mortgage obligations	178,864	(4,092)	77	(6)	178,941	(4,098)

Total	$203,863	$(4,093)	$77	$(6)	$203,940	$(4,099)

	Less than 12 months		12 months or more		Total
December 31, 2007 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$63,438	$(55)	$19,959	$(35)	$83,397	$(90)
Freddie Mac preferred stock	1,541	(459)	—	—	1,541	(459)
Obligations of states and political subdivisions	—	—	—	—	—	—
Private label mortgage backed and other private label mortgage-related securities	29,719	(2,132)	2,756	(37)	32,475	(2,169)
Mortgage backed securities, including collateralized mortgage obligations	26,313	(126)	43,067	(436)	69,380	(562)

Total	$121,011	$(2,772)	$65,782	$(508)	$186,793	$(3,280)

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

•       contractual or estimated cash flows of the security;

•       underlying supporting collateral;

•       past events, current conditions, forecasts;

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

3.              SECURITIES (continued)

Nationally, residential real estate values declined significantly during 2007 and 2008. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed or other private label mortgage-related securities. The Company currently owns five private label mortgage backed and other private label mortgage-related securities with a fair value of $14.7 million at

December 31, 2008. These securities are not guaranteed by government agencies. Approximately $9.0 million (Securities 1 through 4 in the table below) of these securities are mostly backed by “Alternative A” first lien mortgage loans. The remaining $5.7 million (Security 5 in the table below) represents an asset backed security with an insurance “wrap” or guarantee. The average life of these securities is currently estimated to be approximately five years. Due to current market conditions, all of these assets are extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with FASB Staff Position (“FSP”) No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active,” which was issued in October 2008. Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on the investment.

Prior to the second quarter of 2008, unrealized losses on the Company’s private label mortgage backed securities and other private label mortgage related securities were not recognized into income because the bonds were deemed to be of sufficient credit quality (rated A+, Aa1 or higher) and the Company had the intent and ability to hold the securities until maturity. The Company evaluated the performance of the loans underlying these securities and concluded it would likely continue to receive the future expected contractual cash flows of these securities in accordance with their original terms. As such, prior to the second quarter of 2008, the Company concluded that the fair value of all private label mortgage backed securities and other private label mortgage related securities would recover as the securities approached maturity.

During the second quarter of 2008, the Company recorded a non cash OTTI charge of $3.4 million for two of its available for sale private label mortgage backed securities and other private label mortgage related securities (Security 2 and Security 5 in the table below). In determining that Security 2 was other-than-temporarily impaired, the Company gave considerable weight to the significance of the downgrade of the security by Standard and Poor’s (“S&P”) in June of 2008. The downgrade raised doubt about the ability of the Company to continue to collect future principal and interest payments from the security in accordance with its original terms. In evaluating Security 5, the Company gave considerable weight to the rating downgrade and subsequent withdrawal of the security’s rating by Fitch in June of 2008. In addition, the Company also gave consideration to the deterioration of the financial condition of the insurer providing the insurance “wrap” on the security. During the fourth quarter of 2008, the Company recorded an additional impairment charge of $1.2 million for these securities based on the Company’s model which indicated further credit deterioration of the underlying loans.

During the third quarter of 2008, the Company recorded a non cash OTTI charge totaling $3.9 million for one of its available for sale non-agency mortgage related securities (Security 1 in the table below). This security was downgraded in August by Moody’s from a rating of “Aa1” to a rating of “Baa2.” In evaluating Security 1, the Company gave considerable weight to the significant downgrade of this security by Moody’s. The downgrade raised doubt about the ability of the Company to continue to collect the future principal and interest payments from the security in accordance with its original terms. During the fourth quarter of 2008, the Company recoded an additional impairment charge of $2.9 million for this security based on the downgrade by S&P.

Prior to the fourth quarter of 2008, unrealized losses on Security 3 and Security 4 in the table below were not recognized into income because the bonds were deemed of sufficient credit quality (AAA) and the Company held the intent and ability to hold until maturity. The Company evaluated the performance of the loans underlying these securities and concluded it would likely continue to receive the future expected cash flows of these securities in accordance with original terms, or in other words, the fair value of these securities would recover as the securities approached maturity. However, during the fourth quarter of 2008, these securities were downgraded by S&P and the Company recorded an impairment charge of $2.8 million. In addition, the Company modeled future anticipated cash flows, projecting a shortfall, or loss of contractual principal and interest.

3.              SECURITIES (continued)

Further deterioration in economic conditions and/or new or additional downgrades from applicable rating agencies could cause the Company to record additional impairment charges up to $14.7 million related to the private label mortgage backed and other private label mortgage related securities in the future.

Detail for private label mortgage backed and other private label mortgage-related securities as of December 31, 2008 follows:

		Estimated
	Amortized	Fair	Realized	Unrealized	Ratings as of March 4, 2009
(in thousands)	Cost	Value	Losses	Losses	S&P	Fitch	Moody’s

Security 1	$3,962	$3,962	$(6,825)	$—	B	—	Ca
Security 2	564	564	(1,522)	—	BB	—	Ca
Security 3	3,104	3,104	(1,970)	—	BB	AAA	—
Security 4	1,373	1,373	(797)	—	AA	AAA	—
Security 5	5,675	5,675	(3,099)	—	AA	—	—
	—	—	—	—
Total	$14,678	$14,678	$(14,213)	$—

The ratings above range from extremely speculative (Moody’s Ca) to Prime (AAA Fitch).

During the first quarter of 2008, the Company determined that its FHLMC preferred stock investment, with an aggregate carrying value at the time of $2 million, was other-than-temporarily impaired and recorded an impairment charge of $680,000. During September 2008, the U.S. Treasury, the Federal Reserve, and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing FHLMC under conservatorship, giving management control to the FHFA. As a result, during the third quarter of 2008, the fair market value of the security declined significantly and the Company recorded another impairment charge of $1.4 million. With the third quarter impairment charge, the Company completely wrote down the value of the investment to $0.

As a result of the impairment charges noted above, all respective unrealized losses were transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified as net loss on sales, calls and impairments of securities in the consolidated statement of income and comprehensive income.

Detail of net gain (loss) on sales, calls and impairment of securities as included on the income statement is as follows:

(in thousands)

OTTI loss on private label mortgage backed and other private label mortgage-related securities	$(14,213)
OTTI loss on FHLMC preferred stock	(2,069)
Sale of U.S. Government agencies	1,457
Partial redemption of Visa, Inc. Class B Common Stock	311
Unamortized discount accretion of a portion of U.S. Government agencies called	150
Net gain (loss) on sales, calls and impairment of securities	$(14,364)

Securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2008	2007

Amortized cost	$595,156	$518,947
Fair value	593,922	519,834

4.              LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans follows:

December 31, (in thousands)	2008	2007

Residential real estate	$1,089,540	$1,168,591
Commercial real estate	659,048	658,987
Real estate construction	99,395	163,700
Commercial	111,604	90,741
Consumer	28,056	33,310
Overdrafts	2,796	1,238
Home equity	313,418	280,506
Total loans	2,303,857	2,397,073
Less: Allowance for loan losses	14,832	12,735

Loans, net	$2,289,025	$2,384,338

Activity in the allowance for loan losses follows:

December 31, (in thousands)	2008	2007	2006

Allowance for loan losses, beginning of year	$12,735	$11,218	$11,009
Addition resulting from the acquisition of GulfStream Community Bank	—	—	387

Provision for loan losses from continuing operations	16,205	6,820	2,302
Provision for loans losses from discontinued operations	—	—	(355)
Total Provision for loan losses	16,205	6,820	1,947

Charge offs — Banking	(6,940)	(3,264)	(2,539)
Charge offs — Tax Refund Solutions	(9,206)	(4,246)	(1,358)
Charge offs — Discontinued operations	—	—	(409)
Total Charge offs	(16,146)	(7,510)	(4,306)

Recoveries — Banking	882	858	776
Recoveries — Tax Refund Solutions	1,156	1,349	1,323
Recoveries — Discontinued operations	—	—	82
Total Recoveries	2,038	2,207	2,181

Allowance for loan losses, end of year	$14,832	$12,735	$11,218

Information regarding Republic’s impaired loans follows:

As of and for the years ended December 31, (in thousands)	2008	2007	2006

Loans with no allocated allowance for loan losses	$—	$—	$—
Loans with allocated allowance for loan losses	12,108	6,412	10,466

Total	$12,108	$6,412	$10,466

Amount of the allowance for loan losses allocated	$1,998	$1,499	$1,723
Average of individually impaired loans during year	13,355	10,049	10,276
Interest income recognized during impairment	—	—	—
Cash basis interest income recognized	—	—	—

4.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Detail of non-performing loans and non-performing assets follows:

As of December 31, (dollars in thousands)	2008	2007	2006

Loans on non-accrual status	$11,324	$8,303	$5,980
Loans past due 90 days or more and still on accrual	2,133	1,318	413
Total non-performing loans	13,457	9,621	6,393
Other real estate owned	5,737	795	547
Total non-performing assets	$19,194	$10,416	$6,940
Non-performing loans to total loans	0.58%	0.40%	0.28%
Non-performing assets to total assets	0.49	0.33	0.23

Non-performing loans include impaired loans and smaller balance homogeneous loans as defined in Footnote 1 “Summary of Significant Accounting Policies” in this section of the document.

The following table details RAL originations and loss reserves for 2008, 2007 and 2006:

Year Ended December 31, (in thousands)	2008	2007	2006

Originations:

RALs originated and retained on balance sheet	$683,073	$226,909	$235,329
RALs originated and securitized	1,098,717	350,414	213,423
Total RALs originated	$1,781,790	$577,323	$448,752

Estimated RAL losses:

Estimated losses for RALS retained on balance sheet, net	$8,051	$2,897	$34
Net reduction to estimated future expected cash flows for securitized RALs	6,350	1,950	853
Total Estimated RAL losses, net	$14,401	$4,847	$887

RAL Loss Reserves and Provision for Loan Losses:

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return, tax return fraud and tax debts not disclosed to the Company during its underwriting process. At March 31st of each year, with adjustments each quarter end thereafter, the Company reserves for its estimated RAL losses based on current year and historical funding patterns and information received from the IRS regarding current year payment processing. The Company applies its loss estimates to both RALs retained on balance sheet and to securitized RALs. The Company applies loss estimates to securitized RALs because the securitization residual is valued based on the future expected cash flows of the securitization, which is significantly influenced by the anticipated credit losses of the underlying RALs. Estimated losses related to securitized RALs are recorded in non interest income as a reduction to “Net RAL securitization income.”

As of December 31, 2008, $9.2 million of total RALs retained on balance sheet remained uncollected compared to $4.2 million at December 31, 2007, representing 1.35% and 1.87% of total gross RALs originated and retained on balance sheet during the respective tax years by the Company. As a result, the Company recorded a net provision for loan losses of $8.1 million during 2008 compared to $2.9 million during 2007. The decrease in RAL losses as a percent of total RALs retained on balance sheet from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company.

4.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

As of December 31, 2008, $7.0 million of securitized RALs remained uncollected compared to $2.3 million at December 31, 2007, representing 0.64% and 0.67% of total gross RALs securitized by the Company during the respective tax years. As a result, the Company recorded a net reduction to Net RAL securitization income of $6.3 million for 2008 compared to $2.0 million for 2007. As with the RALs retained on balance sheet, the decrease in securitized RAL losses as a percent of total RALs securitized from year to year is attributable primarily to revised underwriting standards and a reduction in known fraud resulting from improved fraud detection techniques utilized by the Company.

The overall earnings of the TRS segment are highly dependent upon the Company’s loss estimates for RALs retained on balance sheet and securitized RALs. The Company believes that based on information currently available, it has provided the appropriate amount of reserves for losses associated with RALs. At December 31, 2008, the Company had effectively fully reserved for all uncollected RALs, both securitized and retained on balance sheet.

For additional discussion regarding TRS and the securitization, see the following sections of Part II Item 8 “Financial Statements and Supplementary Data:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 5 “Securitization”

•                  Footnote 23 “Segment Information”

5.              SECURITIZATION

In January 2006, the Company established TRS RAL Funding, LLC (“TRS RAL, LLC”), a qualified special purpose entity (“QSPE”) and wholly-owned subsidiary corporation of RB&T. The QSPE securitized and sold a portion of the RAL portfolio to independent third parties during the first quarters of 2008 and 2007. The purpose of the securitization was to provide a funding source for the Company’s RAL portfolio and also reduce the impact of the RAL program on the Company’s regulatory capital.

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

During the first quarters of 2008, 2007 and 2006, respectively, the securitization consisted of a total of $1.1 billion, $350 million and $213 million of RALs originated and sold. The Company’s continuing involvement in RALs sold into the securitization was limited to only servicing of the RALs. Compensation for servicing of the securitized RALs was not contingent upon performance of the securitized RALs. The Company does not plan to utilize a securitization structure in 2009.

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

The residual value related to the securitization is presented as a trading security on the balance sheet and was $0 at December 31, 2008 and December 31, 2007. At December 31, 2008, in estimating the Company’s residual interest for securitized RALs, the Company estimated that 0.64% of RALs securitized by the Company were uncollectible compared to 0.67% at December 31, 2007 and 0.58% at December 31, 2006.

5.              SECURITIZATION (continued)

Detail of Net RAL securitization income follows:

Years Ended December 31, (in thousands)	2008	2007	2006

Net gain on sale of RALs	$8,307	$2,261	$2,022
Increase in securitization residual	5,040	1,511	749
Net RAL securitization income	$13,347	$3,772	$2,771

For additional discussion regarding TRS and the securitization, see the following sections of Part II Item 8 “Financial Statements and Supplementary Data:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 4 “Loans and Allowance for Loans Losses”

•                  Footnote 23 “Segment Information”

6.              FAIR VALUE

SFAS 157, “Fair Value Measurements.” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When that occurs, the Company classifies the fair value hierarchy on the lowest level of input that is significant to the fair value measurement. The Company uses the following methods and significant assumptions to estimate fair value:

Trading securities: The Company’s residual interest for securitized RALs is classified as a trading security. The fair value of the trading security is determined by analyzing expected future cashflows and is significantly influenced by the anticipated credit losses of the underlying RALs. Factors that the Company applies in determining the fair value include current year and historical funding patterns, as well as, information received from the IRS regarding current year payment processing. There were no trading securities at December 31, 2008 and 2007, however if there were, the securities would be classified as Level 3 in the fair value hierarchy.

Securities available for sale: For all securities available for sale, excluding private label mortgage backed and other private label mortgage related securities, fair value is typically determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These securities are classified as Level 2 in the fair value hierarchy.

6.     FAIR VALUE (continued)

The Company currently owns five private label mortgage backed and other private label mortgage-related securities with a fair value of $14.7 million at December 31, 2008. These securities are not guaranteed by government agencies. Approximately $9.0 million of these securities are backed by “Alternative A” first lien mortgage loans. The remaining $5.7 million represents an asset backed security with an insurance “wrap” or guarantee. Due to current market conditions, all of these assets are extremely illiquid based on guidance outlined in FSP 157-3, and as such, the Company has classified them in the Level 3 hierarchy for fair value reporting. The Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on the investment. These securities are classified as Level 3 in the fair value hierarchy.

Derivative instruments: Mortgage Banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments. The fair value of the Company’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company. Forward contracts and loan commitments are classified as Level 2 in the fair value hierarchy.

Mortgage loans held for sale: The fair value of mortgage loans held for sale is determined using quoted secondary-market prices (Level 2 inputs).

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Mortgage Servicing Rights: The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

Assets and liabilities measured on a recurring basis at December 31, 2008

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Trading securities	$—	$—	$—	$—

Securities available for sale	—	839,231	14,678	853,909

Forward contracts	—	43,414	—	43,414

Rate lock loan commitments	—	67,445	—	67,445

Mortgage loans held for sale	—	11,298	—	11,298

6.              FAIR VALUE (continued)

Rollforwards of activity for the Company’s Significant Unobservable Inputs (Level 3), follows:

Trading securities - Residual interest in the RAL securitization

Year Ended December 31, (in thousands)	2008

Balance, beginning of period	$—
Increase in RAL securitization residual	5,040
Retained securitization residual	102,059
Paydown of securitization residual	(107,099)
Balance, end of period	$—

The Company recorded a net gain on sale of sale of RALs of $8.3 million during 2008.

Securities available for Sale - Private label mortgage backed and other private label mortgage-related securities

Year Ended December 31, (in thousands)	2008

Balance, January 1, 2008	$—
Total gains or losses included in earnings:
Premium amortization	(47)
Net unrealized loss	(3,364)
Principal paydowns	(3,996)
Transfer into Level 3, September 30, 2008	22,085
Balance, December 31, 2008	$14,678

Assets and liabilities measured on a non-recurring basis at December 31, 2008

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Impaired loans	$—	$—	$10,110	$10,110
Mortgage servicing rights	—	6,952	—	6,952

The following represent impairment charges recognized during the period:

The Company recorded a realized impairment loss in the Level 3 private label mortgage backed and other private label mortgage related securities totaling $14.2 million for the year ended December 31, 2008. There were no realized impairment losses recorded in 2007. See Footnote 3 “Securities” for additional detail.

Mortgage servicing rights, which are carried at lower of cost or fair value, were written down $1.3 million during the fourth quarter of 2008 related to the impairment of six of the 24 tranches within the portfolio. There were no realized impairment losses recorded in 2007.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $12.1 million, with a valuation allowance of $2.0 million, resulting in an additional provision for loan losses of $499,000 for the period.

6.              FAIR VALUE (continued)

Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
December 31, (in thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$616,303	$616,303	$86,177	$86,177
Securities to be held to maturity	50,765	49,224	51,886	52,794
Loans	2,303,857	2,349,777	2,397,073	2,412,190
Allowance for loan losses	14,832	14,832	12,735	12,735
Federal Home Loan Bank stock	25,082	25,082	23,955	23,955
Accrued interest receivable	13,252	13,252	14,053	14,053

Liabilities:
Deposits:
Non interest-bearing accounts	$273,203	$273,203	$279,457	$279,457
Transaction accounts	960,770	960,770	874,422	874,422
Time deposits	1,509,396	1,547,830	814,933	824,428
Securities sold under agreements to repurchase and other short-term borrowings	339,012	339,012	398,296	398,296
Subordinated note	41,240	41,154	41,240	41,142
Federal Home Loan Bank advances	515,234	546,391	478,550	475,520
Accrued interest payable	6,592	6,592	7,407	7,407

The methods and assumptions used to estimate fair value are described as follows:

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

Accrued Interest Receivable/Payable — The carrying amount represents management’s estimate of fair value.

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

Federal Home Loan Bank Advances — The fair value is estimated based on the estimated present value of future cash outflows using the rates at which similar loans with the same remaining maturities could be obtained.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

7.              MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

December 31, (in thousands)	2008	2007

Balance, beginning of year	$4,278	$5,724
Origination of mortgage loans held for sale	234,759	213,858
Proceeds from the sale of mortgage loans held for sale	(232,192)	(217,489)
Net gain on sale of mortgage loans held for sale	4,453	2,185
Less: Allowance to adjust to lower of cost or market	—	—
Balance, end of year	$11,298	$4,278

Mortgage loans serviced for others are not reported as assets. Republic serviced loans for others (primarily FHLMC) totaling $1.1 billion and $1.0 billion at December 31, 2008 and 2007. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were $15.7 million and $14.3 million at December 31, 2008 and 2007.

Mortgage banking activities primarily include residential mortgage originations and servicing. The following table presents the components of mortgage banking income:

December 31, (in thousands)	2008	2007	2006

Net gain on sale of mortgage loans held for sale	$4,453	$2,185	$1,583
Mortgage servicing rights impairment expense	(1,255)	—	—
Net loan servicing income, net of amortization	338	788	733
Mortgage banking income	$3,536	$2,973	$2,316

Net loan servicing income above consists of loan servicing income of $2,600,000, $2,406,000 and, $2,304,000 for the years ended 2008, 2007 and 2006 net of amortization of $2,262,000, $1,618,000 and $1,571,000 for the same periods, respectively.

Activity for capitalized mortgage servicing rights was as follows:

December 31, (in thousands)	2008	2007	2006

Balance, beginning of year	$6,706	$6,072	$6,370
Additions	2,620	2,252	1,273
Amortized to expense	(2,262)	(1,618)	(1,571)
Change in valuation allowance	(1,255)	—	—
Balance, end of year	$5,809	$6,706	$6,072

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

December 31, (in thousands)	2008	2007	2006

Balance, beginning of year	$—	$—	$—
Additions to expense	(1,255)	—	—
Reductions credited to operations	—	—	—
Direct write downs	—	—	—
Balance, end of year	$(1,255)	$—	$—

7.              MORTGAGE BANKING ACTIVITIES (continued)

The fair value of MSRs was $7.0 million and $10.3 million at December 31, 2008 and 2007. The fair value for year end 2008 was calculated using a discount rate of 12% with prepayment speeds ranging from 187% to 509%, depending on the stratification of the specific MSR, and a weighted average default rate of 1.50%. The fair value for year end 2007 was calculated using a discount rate range of 10% with prepayment speeds ranging from 190% to 353% and a weighted average default rate of 1.50%.

Due to the significant reduction in long-term interest rates during the last part of 2008, the fair value of the MSR portfolio declined dramatically as pre-payment speed assumptions were adjusted upwards. At December 31, 2008, management determined that the MSR portfolio was impaired and recorded a valuation allowance of $1.3 million during the fourth quarter of 2008. This impairment charge related to six out of the 24 total tranches within the portfolio. There were no impairment charges recorded in 2007.

The weighted average estimated remaining life of the MSR portfolio is 2.9 years. Estimated amortization expense of the MSR portfolio (gross of the impairment charge) for the next four years is approximately $1.6 million per year and $844,000, $21,000 and $3,000 for years five through seven; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year.

Mortgage Banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts and rate lock loan commitments. Forward contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. The approximate notional amounts and realized gain/(loss) for Mortgage Banking derivatives recognized in Mortgage Banking income for the period end December 31, 2008 and 2007 follows:

December 31, (in thousands)	2008	2007

Forward contracts:
Notional amount	$43,865	$10,700
Loss on change in market value of forward contracts	(451)	(41)

Rate lock loan commitments:
Notional amount	$66,902	$9,635
Gain on change in market value of rate lock commitments	543	24

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

7.              MORTGAGE BANKING ACTIVITIES (continued)

On November 5, 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” Previously, SAB 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. The Company adopted SAB 109 which effectively causes Mortgage Banking revenue to be recognized on the date the Company enters into the rate lock commitment with the customer.

With the adoption of SAB 109 and SFAS 159 during 2008, the Company recognized $272,000 in additional Mortgage Banking income related to the Company’s mandatory forward sales contracts and rate lock loan commitments. The expected net future cash flows related to the associated servicing of loans held for sale were measured at fair value and recognized through earnings.

8.              PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2008	2007

Land	$6,936	$6,550
Buildings and improvements	27,196	26,694
Furniture, fixtures and equipment	38,117	36,625
Leasehold improvements	11,716	9,491
Construction in progress	970	415

Total premises and equipment	84,935	79,775
Less: Accumulated depreciation and amortization	42,050	40,069

Premises and equipment, net	$42,885	$39,706

Depreciation expense related to premises and equipment was $5.3 million in 2008, $5.5 million in 2007 and $5.4 million in 2006.

9.              GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill follows:

December 31, (in thousands)	2008	2007

Beginning of year	$10,168	$10,016
Adjustments	—	152
Impairment	—	—

End of year	$10,168	$10,168

Detail of acquired intangible assets follows:

	2008		2007
	Gross
Years ended December 31, (in thousands)	Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$601	$303	$601	$181

Aggregate amortization expense was $122,000, $144,000 and $37,000 for 2008, 2007 and 2006.

Estimated future core deposit amortization expense is as follows:

Year	(in thousands)

2009	$96
2010	80
2011	59
2012	37
2013	26

10.  DEPOSITS

Time deposits of $100,000 or more were $1.2 billion and $188 million at December 31, 2008 and 2007.

At December 31, 2008, the scheduled maturities of all time deposits at weighted average interest rates were as follows:

Year	(in thousands)

2009	$1,399,172
2010	34,585
2011	37,896
2012	28,325
2013	8,453
2014	965

Total	$1,509,396

During the fourth quarter of 2008, the Company obtained $918 million in brokered deposits to be utilized to fund the RAL program. These brokered deposits had a weighted average life of three months with a weighted average rate of 2.71%.

11.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

Information regarding Securities sold under agreements to repurchase follows:

December 31, (dollars in thousands)	2008	2007	2006

Outstanding balance at end of year	$339,012	$398,296	$401,886
Weighted average interest at year end	0.36%	3.40%	4.52%
Average outstanding balance during the year	$375,676	$433,809	$374,937
Average interest rate during the year	1.65%	4.40%	4.24%
Maximum month end balance during the year	$415,058	$493,838	$403,003

At December 31, 2008, Securities sold under agreements to repurchase had maturities and weighted average interest rates as follows:

Maturity	(in thousands)

Overnight	$332,329
2 – 30 days	—
30 – 90 days	5,451
Over 90 days	1,232
Total	$339,012

12.  FHLB ADVANCES

At year-end, FHLB advances were as follows:

December 31, (in thousands)	2008	2007

Putable fixed interest rate advances with a weighted average interest rate of 4.51%(1)	$150,000	$150,000

Overnight advances	—	35,000

Fixed interest rate advances with a weighted average interest rate of 3.71% due through 2035	365,234	293,550

Total FHLB advances	$515,234	$478,550

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At December 31, 2008, Republic had available collateral to borrow an additional $427 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $205 million available through various other financial institutions.

12.  FHLB ADVANCES (continued)

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2009	$107,000
2010	92,370
2011	100,000
2012	70,000
2013	41,000
Thereafter	104,864
Total	$515,234

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (in thousands)	2008	2007

First lien, single family residential real estate	$795,120	$853,642
Home equity lines of credit	121,470	113,971
Multi-family, commercial real estate	38,082	29,342

13.  SUBORDINATED NOTE

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., issued $40 million in Trust Preferred Securities (“TPS”). The TPS mature in September, 2035 and are redeemable at the Company’s option after ten years. The TPS pay a fixed interest rate for ten years and adjust with LIBOR + 1.42% thereafter. RBCT used the proceeds from the sale of the TPS to purchase $41.2 million of unsecured fixed/floating rate subordinated debentures. The subordinated debentures mature in whole in September, 2035 and are redeemable at the Company’s option after ten years. The subordinated debentures are currently treated as Tier 1 Capital for regulatory purposes and the related interest expense, currently payable quarterly at the annual rate of 6.015%, is included in the consolidated financial statements.

In 2004, the Company executed an intragroup trust preferred transaction through its subsidiary Republic Invest Co., with the purpose of providing RB&T access to additional capital markets, if needed. On a consolidated basis, this transaction had no impact to the capital levels and ratios of the Company. The subordinated debentures held by RB&T, as a result of this transaction, however, are treated as Tier 2 Capital based on requirements administered by RB&T’s federal banking agency. The Company could immediately modify the transaction to provide up to $24 million to RB&T in additional capital to assist in maintaining minimum well-capitalized regulatory ratios. These subordinated debentures mature in whole in March, 2034.

14.  INCOME TAXES

Allocation of federal income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2008	2007	2006

Current expense from continuing operations:
Federal	$23,902	$13,932	$13,216
State	1,126	298	281
Deferred expense from continuing operations:
Federal	(6,503)	(934)	1,148
State	(290)	(15)	73

Total	$18,235	$13,281	$14,718

The provision for income taxes differs from the amount computed at the statutory rate as follows:

Years Ended December 31,	2008	2007	2006

Federal statutory rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.08	0.49	0.54
General business tax credits	(1.63)	(1.95)	(1.29)
Other, net	0.69	1.23	0.11

Effective tax rate	35.14%	34.77%	34.36%

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

December 31, (in thousands)	2008	2007

Deferred tax assets:
Allowance for loan losses	$4,526	$3,650
Accrued expenses	2,200	1,916
Net operating loss carryforward (1)	632	46
Other-than-temporary impairment	6,334	—

Total deferred tax assets	13,692	5,612

Deferred tax liabilities:
Depreciation	(140)	(294)
Unrealized investment securities gains	(334)	(98)
Federal Home Loan Bank dividends	(4,300)	(3,984)
Stock options	(11)	(3)
Deferred loan fees	(645)	(861)
Mortgage servicing rights	(2,552)	(2,369)
Other	(1,253)	(625)

Total deferred tax liabilities	(9,235)	(8,234)

Less: Valuation allowance	(522)	—

Net deferred tax asset/liability	$3,935	$(2,622)

(1) The Company has a Kentucky net operating loss carryforward of $8.8 million, which begins to expire in 2012, and a Florida net operating loss carryforward of $2.0 million, which begins to expire in 2026. The company maintains a valuation allowance as it does not anticipate generating taxable income in Kentucky to utilize this carryforward prior to expiration.

14.  INCOME TAXES (continued)

Unrecognized Tax Benefits

The Company has not filed tax returns in certain jurisdictions where it has conducted limited lending activity but had no offices; therefore, the Company is open to examination for all years in which the lending activity has occurred. The Company adopted the provisions of FIN 48 on January 1, 2007 and recognized a liability for the amount of tax which would be due to those jurisdictions should it be determined that income tax filings were required. It is the Company’s policy to recognize interest and penalties as a component of income tax expense related to its unrecognized tax benefits. The Company is currently negotiating settlements of past tax liabilities with certain jurisdictions under voluntary disclosure programs.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31, (in thousands)	2008	2007

Balance, beginning of year	$450	$595
Additions based on tax positions related to the current year	129	93
Additions for tax positions of prior years	316	—
Reductions for tax positions of prior years	(95)	(78)
Reductions due to the statute of limitations	—	—
Settlements	(265)	(160)

Balance, end of year	$535	$450

Of the 2008 total, $347,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement was a benefit of $1,200 and an expense of $21,000 for the years ended December 31, 2008 and 2007. The Company had accrued approximately $201,000 and $202,000 for the payment of interest and penalties at December 31, 2008 and 2007.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2004.

15.  EARNINGS PER SHARE

Class A and Class B shares participate equally in undistributed earnings. The difference in earnings per share between the two classes of common stock results solely from the 10% per share cash dividend premium paid on Class A Common Stock over that paid on Class B Common Stock as discussed in Footnote 16 “Stockholders’ Equity” of this section of the document.

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2008	2007	2006

Net income from continuing operations	$33,652	$24,913	$28,116
Net income from discontinued operations	—	—	235
Net income	$33,652	$24,913	$28,351

Weighted average shares outstanding	20,518	20,458	20,500
Effect of dilutive securities	306	382	578
Average shares outstanding including dilutive securities	20,824	20,840	21,078

Basic earnings per share from continuing operations:
Class A Common Stock	$1.65	$1.22	$1.38
Class B Common Stock	1.60	1.18	1.35

Basic earnings per share from discontinued operations:
Class A Common Stock	$0.00	$0.00	$0.01
Class B Common Stock	0.00	0.00	0.00

Basic earnings per share:
Class A Common Stock	$1.65	$1.22	$1.39
Class B Common Stock	1.60	1.18	1.35

Diluted earnings per share from continuing operations:
Class A Common Stock	$1.62	$1.20	$1.35
Class B Common Stock	1.58	1.16	1.32

Diluted earnings per share from discontinued operations:
Class A Common Stock	$0.00	$0.00	$0.00
Class B Common Stock	0.00	0.00	0.00

Diluted earnings per share:
Class A Common Stock	$1.62	$1.20	$1.35
Class B Common Stock	1.58	1.16	1.32

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

Years Ended December 31,	2008	2007	2006

Antidilutive stock options	649,197	367,819	352,869
Average antidilutive stock options	332,076	364,077	74,602

16.       STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2008, RB&T could, without prior approval, declare dividends of approximately $61 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

Regulatory Capital Requirements — RB&T, Republic Bank and the Parent Company are each subject to regulatory capital requirements administered by federal banking agencies. RB&T is a Kentucky chartered commercial banking and trust company, and as such, it is subject to supervision and regulation by the FDIC and the Kentucky Department of Financial Institutions. Republic Bank is a federally chartered savings bank institution, and as such, it is subject to supervision and regulation by the OTS and secondarily by the FDIC, as the deposit insurer. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2008 and 2007, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

With regard to Republic Bank, the Qualified Thrift Lender (“QTL”) test requires at least 65% of assets be maintained in housing related loans and investments and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or Republic Bank must convert to a commercial bank charter. Management believes that the QTL test was met at December 31, 2008 and 2007.

16.       STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS (continued)

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$319,087	15.43%	$165,412	8%	N/A	N/A
Republic Bank & Trust Co.	301,001	14.97	160,901	8	$201,127	10%
Republic Bank	12,522	22.74	4,405	8	5,506	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	304,255	14.72	82,706	4	N/A	N/A
Republic Bank & Trust Co.	263,213	13.09	80,451	4	120,676	6
Republic Bank	12,028	21.85	2,202	4	3,304	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	304,255	8.80	138,787	4	N/A	N/A
Republic Bank & Trust Co.	263,213	7.76	135,773	4	169,716	5
Republic Bank	12,028	15.70	3,484	4	4,355	5

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$290,155	13.90%	$166,966	8%	N/A	N/A
Republic Bank & Trust Co.	272,747	13.41	162,658	8	$203,323	10%
Republic Bank	13,296	23.70	4,488	8	5,610	10

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	277,420	13.29	83,483	4	N/A	N/A
Republic Bank & Trust Co.	237,018	11.66	81,329	4	121,994	6
Republic Bank	12,840	22.89	2,244	4	3,366	6

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	277,420	8.75	126,890	4	N/A	N/A
Republic Bank & Trust Co.	237,018	7.66	123,781	4	154,726	5
Republic Bank	12,840	16.59	3,520	4	4,400	5

17.  STOCK PLANS AND STOCK BASED COMPENSATION

At December 31, 2008, the Company had two stock option plans and a director deferred compensation plan. The stock option plans consist of the 1995 Stock Option Plan (“1995 Plan”) and the 2005 Stock Incentive Plan (“2005 Plan”). With regard to the 1995 Plan, no additional grants were made in 2008 and none will be made in the future.

The Company recorded stock option compensation expense of $626,000, $961,000 and $844,000 during 2008, 2007 and 2006. Since the stock options are incentive stock options and there were no disqualifying dispositions, no tax benefit related to this expense was recognized. No options were modified during the years ended December 31, 2008, 2007 and 2006.

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

The weighted average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in the Black-Scholes option pricing model are as follows:

	2008	2007	2006

Risk-free interest rate	2.07%	4.66%	4.53%
Expected dividend yield	2.41	1.98	1.59
Expected life of options (in years)	6.00	6.00	6.00
Expected stock price volatility	26.00%	22.31%	22.23%
Estimated fair value per share	$4.25	$5.52	$6.16

17.  STOCK PLANS AND STOCK BASED COMPENSATION (continued)

The following table summarizes stock option activity for 2008:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	1,424,210	$14.80

Granted	388,000	20.22

Exercised	(397,045)	8.79

Forfeited or expired	(130,952)	20.45

Outstanding, end of year	1,284,213	$17.72	3.50	$12,175,000

Fully vested and expected to vest	1,189,155	$17.50	2.46	$11,533,000

Exercisable (vested) at end of year	160,820	$8.76	0.28	$2,965,000

Information related to the stock option plan during each year follows:

December 31, (in thousands)	2008	2007	2006

Intrinsic value of options exercised	$4,480	$2,232	$3,032
Cash received from option exercised	1,626	1,351	611
Weighted average fair value of options granted	1,648	66	1,948

Non executive officer employees had loans outstanding of $1.3 million and $862,000 at December 31, 2008 and 2007 that were originated to fund stock option exercises.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) for 2008 and beyond is estimated as follows:

Year	(in thousands)

2009	$804
2010	617
2011	548
2012	461
2013 and thereafter	240

Total	$2,670

17.  STOCK PLANS AND STOCK BASED COMPENSATION (continued)

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

The following table presents information on director deferred compensation shares reserved for the periods shown:

	2008		2007
Years ended December 31,	Shares Deferred	Weighted Average Market Price at Date of Deferral	Shares Deferred	Weighted Average Market Price at Date of Deferral

Balance, beginning of period	20,154	$17.65	12,545	$20.02
Awarded	5,753	24.24	8,249	17.79
Released	(1,304)	19.75	(640)	19.47
Balance, end of period	24,603	$20.27	20,154	$17.65

Director deferred compensation has been expensed as follows:

Years ended December 31, (in thousands)	2008	2007	2006

Director deferred compensation expense	$139	$146	$133

18.  BENEFIT PLANS

Republic maintains a 401(k) plan for full time employees who have been employed for 1,000 hours in a plan year and have reached the age of 21. In 2008, 2007 and 2006 participants in the plan had the option to contribute from 1% to 25% of their annual compensation. Also, Republic matched 50% of participant contributions up to 5% of each participant’s annual eligible compensation for the same respective periods. Republic’s matching contributions were $692,000, $684,000 and $609,000 for the years ended December 31, 2008, 2007 and 2006. Republic’s contribution may increase if the Company achieves certain operating goals. The Company contributed a “bonus” 401(k) match payment of $366,000 for 2008 based on attainment of income goals. There was no payment for 2007 and 2006 because the Company failed to achieve its required income goals to pay the match. Effective January 1, 2009, the Company will increase the Company match to 100% of participant contributions up to 1% and an additional 75% for participant contributions between 2% and 5% of each participant’s annual eligible compensation. In addition, vesting in Company contributions will change from the current vesting period of 6 years of employment to 2 years of employment.

18.  BENEFIT PLANS (continued)

Republic also maintains an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees. Shares in the ESOP are allocated to eligible employees based on the principal payments of the associated loan over the term of the loan, which is ten years. Participants become fully vested in allocated shares after five years of credited service and may receive their distributions in the form of cash or stock. In 2008, the loan was paid off and at December 31, 2008, there were no remaining unallocated shares. Effective July 1, 2007, the Company ceased accepting new participants into the ESOP plan. In 2008, the Company declared that all active unvested participant that had not completed five years of service as of December 31, 2008 would become 100% vested effective January 1, 2009. Additional details regarding the ESOP plan follows:

Years Ended December 31,	2008	2007	2006

Unearned shares allocated to participants in the plan	48,883	45,939	42,559
Compensation expense	$1,131,000	$850,000	$852,000

The Company maintains a death benefit for the Chairman of the Company equal to three times the average compensation paid for the two years proceeding death. Upon a change in control, defined as a sale or assignment of more than 55% of the outstanding stock of the Company, the death benefit is canceled.

19.  LEASES, TRANSACTIONS WITH AFFILIATES AND RELATED PARTY TRANSACTIONS

Republic leases office facilities under operating leases from Republic’s Chairman and from partnerships in which Republic’s Chairman, Chief Executive Officer and Vice Chairman are partners. Rent expense for the years ended December 31, 2008, 2007 and 2006 under these leases was $2,506,000, $2,261,000 and $2,245,000. Total rent expense on all operating leases was $4.7 million, $4.3 million and $4.6 million for the years ended December 31, 2008, 2007 and 2006. Total minimum lease commitments under non cancelable operating leases are as follows:

(in thousands)	Affiliate	Other	Total

2009	$3,040	$3,507	$6,547
2010	2,788	3,212	6,000
2011	2,222	2,918	5,140
2012	1,502	2,264	3,766
2013	1,574	1,146	2,720
Thereafter	8,079	10,654	18,733

Total	$19,205	$23,701	$42,906

A director of Republic Bancorp, Inc. is the President and Chief Executive Officer of a company that leases space to Republic. Fees paid to the Company totaled $13,000 for each of the years ended December 31, 2008, 2007 and 2006.

A director of Republic Bancorp, Inc. is the President of an insurance agency that is agent of record for the Company’s workers compensation insurance. Commissions paid to the insurance agency totaled $90,000, $96,000 and $55,000 in 2008, 2007 and 2006.

A director of Republic Bancorp, Inc. is counsel for a local law firm. Fees paid by Republic to this firm totaled $269,000, $168,000 and $163,000 in 2008, 2007 and 2006.

A director of Republic Bank & Trust Company is owner of a public relations firm. Fees paid by Republic to this firm totaled $119,700 and $6,300 in 2008 and 2007.

19.  LEASES, TRANSACTIONS WITH AFFILIATES AND RELATED PARTY TRANSACTIONS (continued)

Loans made to executive officers and directors of Republic and their related interests during 2008 are as follows:

(in thousands)

Beginning balance	$24,391
Change in related party status	—
New loans	19,161
Repayments	(7,321)

Total	$36,231

Deposits from executive officers, directors, and their affiliates totaled $21.5 million, $18.9 million and $24.0 million at December 31, 2008, 2007 and 2006.

20.  OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

As of December 31, 2008, exclusive of mortgage banking loan commitments discussed in Footnote 1 “Summary of Significant Accounting Policies,” Republic had outstanding loan commitments of $550 million, which included unfunded home equity lines of credit totaling $331 million. At December 31, 2007, Republic had outstanding loan commitments of $602 million, which included unfunded home equity lines of credit totaling $326 million. These commitments generally have open ended maturities and variable rates. At December 31, 2008 rates primarily ranged from 2.99% to 8.00% with a weighted average rate of 5.10%.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $6 million and $38 million at December 31, 2008 and 2007. Approximately $14 million of the 2007 balance relates to a single letter of credit that originated during the second quarter of 2007 and was drawn on in 2008.

At December 31, 2008 and 2007, Republic had a $12 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Company uses a blanket pledge of eligible real estate loans to secure the letter of credit.

21.  PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2008	2007

Assets:

Cash and cash equivalents	$8,425	$5,740
Due from subsidiaries	—	519
Investment in subsidiaries	311,755	286,199
Other assets	3,881	3,413

Total assets	$324,061	$295,871

Liabilities and Stockholders’ Equity:

Subordinated note	$41,240	$41,240
Other liabilities	6,899	5,771
Stockholders’ equity	275,922	248,860

Total liabilities and stockholders’ equity	$324,061	$295,871

STATEMENTS OF INCOME

Years Ended December 31, (in thousands)	2008	2007	2006

Income and expenses:
Dividends from subsidiary	$12,286	$10,951	$8,376
Interest income	103	376	1,244
Other income	36	36	38
Less:
Interest expense	2,522	2,515	2,515
Other expenses	395	380	361

Income before income tax benefit	9,508	8,468	6,782
Income tax benefit	858	862	728

Income before equity in undistributed net income of subsidiaries	10,366	9,330	7,510
Equity in undistributed net income of subsidiaries	23,286	15,583	20,841

Net income	$33,652	$24,913	$28,351

21.  PARENT COMPANY CONDENSED FINANCIAL INFORMATION (continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2008	2007	2006

Operating activities:

Net income	$33,652	$24,913	$28,351
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(23,286)	(15,583)	(20,841)
Director deferred compensation – Parent Company	71	62	62
Change in due from subsidiary	519	492	457
Change in other assets	(468)	(2,630)	1,017
Change in other liabilities	459	2,194	(317)

Net cash provided by operating activities	10,947	9,448	8,729

Investing activities:

Acquisition of GulfStream Community Bank (Republic Bank)	—	—	(18,569)
Additional investment in Republic Bank	—	—	(5,000)
Dividends on unallocated ESOP shares	(6)	(33)	(43)

Net cash used in investing activities	(6)	(33)	(23,612)

Financing activities:

Common Stock repurchases	(523)	(9,324)	(699)
Net proceeds from Common Stock options exercised	1,626	1,351	611
Cash dividends paid	(9,359)	(8,279)	(7,055)

Net cash used in financing activities	(8,256)	(16,252)	(7,143)

Net increase (decrease) in cash and cash equivalents	2,685	(6,837)	(22,026)

Cash and cash equivalents at beginning of year	5,740	12,577	34,603

Cash and cash equivalents at end of year	$8,425	$5,740	$12,577

22.  OTHER COMPREHENSIVE INCOME

December 31, (in thousands)	2008	2007	2006

Unrealized holding gains on available for sale securities	$(13,689)	$2,426	$2,943
Realized impairment loss on securities	16,281	—	—
Reclassification adjustment for gains realized in income	(1,917)	(8)	(300)

Net unrealized gains	675	2,418	2,643
Tax effect	(236)	(846)	(925)

Net of tax amount	$439	$1,572	$1,718

23.  SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, distinguished between banking operations, mortgage banking operations and Tax Refund Solutions (“TRS”). The Company substantially exited the payday loan business during 2006; therefore, the payday loan segment operations, which was previously reported as a fourth segment, is presented as discontinued operations. Loans, investments and deposits provide the majority of the net revenue from banking operations; servicing fees and loan sales provide the majority of revenue from mortgage banking operations; RAL fees, ERC/ERD fees and Net RAL securitization income provide the majority of the revenue from TRS; and fees for providing payday loans historically represented the primary revenue source for the deferred deposit segment. All Company segments are domestic.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Income taxes are allocated based on income before income tax expense. Transactions among reportable segments are made at fair value.

For additional discussion regarding TRS and the securitization, see the following sections:

•                  Part II Item 8 “Financial Statements and Supplementary Data:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 4 “Loans and Allowance for Loan Losses”

•                  Footnote 5 “Securitization”

Segment information for the years ended December 31, is as follows:

23.  SEGMENT INFORMATION (continued)

	Year Ended December 31, 2008
(dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$111,193	$18,166	$365	$129,724
Provision for loan losses	8,154	8,051	—	16,205

Electronic Refund Check fees	—	17,756	—	17,756
Net RAL securitization income	—	13,347	—	13,347
Mortgage banking income	—	—	3,536	3,536
Other revenue	11,505	31	(321)	11,215
Total non interest income	11,505	31,134	3,215	45,854

Total non interest expenses	85,723	20,942	821	107,486

Gross operating profit	28,821	20,307	2,759	51,887
Income tax expense	10,251	7,049	935	18,235
Net income	$18,570	$13,258	$1,824	$33,652

Segment assets	$2,773,238	$1,154,777	$11,353	$3,939,368

Net interest margin	3.77%	NM	NM	4.20%

	Year Ended December 31, 2007
(dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$87,314	$6,778	$386	$94,478
Provision for loan losses	3,923	2,897	—	6,820

Electronic Refund Check fees	—	4,189	—	4,189
Net RAL securitization income	—	3,772	—	3,772
Mortgage banking income	—	—	2,973	2,973
Other revenue	27,697	153	(992)	26,858
Total non interest income	27,697	8,114	1,981	37,792

Total non interest expenses	79,079	7,371	806	87,256

Gross operating profit	32,009	4,624	1,561	38,194
Income tax expense	10,958	1,780	543	13,281
Net income	$21,051	$2,844	$1,018	$24,913

Segment assets	$2,885,981	$275,012	$4,366	$3,165,359

Net interest margin	2.95%	NM	NM	3.17%

23. SEGMENT INFORMATION (continued)

	Year Ended December 31, 2006
(dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Continuing Operations	Discontinued Operations

Net interest income	$82,314	$5,665	$319	$88,298	$498
Provision for loan losses	2,268	34	—	2,302	(355)

Electronic Refund Check fees	—	4,102	—	4,102	—
Net RAL securitization income	—	2,771	—	2,771	—
Mortgage banking income	—	—	2,316	2,316	—
Other revenue	23,188	158	(835)	22,511	500
Total non interest income	23,188	7,031	1,481	31,700	500

Total non interest expenses	68,533	5,530	799	74,862	994

Gross operating profit	34,701	7,132	1,001	42,834	359
Income tax expense	11,908	2,464	346	14,718	124
Net income	$22,793	$4,668	$655	$28,116	$235

Segment assets	$3,044,983	$205	$1,599	$3,046,787	$—

Net interest margin	3.02%	NM	NM	3.22%	—

24. REGULATORY MATTERS

Effective January 10, 2009, RB&T made public its Community Reinvestment Act Performance Evaluation (the “CRA Evaluation”). The CRA Evaluation assesses RB&T’s initiatives and performance that are designed to help meet the credit needs of the areas it serves, including low and moderate-income individuals, neighborhoods and businesses. The CRA Evaluation also includes a review of the RB&T’s community development services and investments in the RB&T’s assessment areas.

RB&T received “High Satisfactory” ratings on the Investment Test component and the Service Test component evaluated as part of the CRA Evaluation. Based on issues identified within RB&T’s Refund Anticipation Loan (“RAL”) program, RB&T received a “Needs to Improve” rating on the Lending Test component, and as a result, on its overall rating.

Effective February 25, 2009, RB&T entered into a Stipulation and Consent Agreement with the Federal Deposit Insurance Corporation (the “FDIC”) agreeing to the issuance of a Cease and Desist Order (the “Order”) predominately related to required improvements and increased oversight of RB&T’s compliance management system. The Company has filed the final Order as Exhibit 10.62 to this Annual Report on Form 10-K.

As stated in the CRA Evaluation, the FDIC concluded that RB&T violated Regulation B (“Reg B”), which implements the Equal Credit Opportunity Act (“ECOA”), specifically related to RB&T’s tax refund business and its RAL program. The Reg B issues involved RB&T’s requirement that both spouses who file a joint tax return sign a RAL proceeds check, even if one spouse opted out of the RAL transaction. The RAL is ultimately repaid to RB&T by the IRS with funds made payable to both spouses. The Reg B issues also involved a claim that one electronic return originator (“ERO”) did not allow spouses to opt out of a RAL transaction. In 2008, RB&T offered its tax related products through over 8,000 EROs nationwide.

24. REGULATORY MATTERS (continued)

While RB&T’s board of directors and management do not concur with the FDIC’s conclusion in the CRA Evaluation that RB&T violated Reg B with respect to its RAL program, RB&T changed certain procedures and processes to address the Reg B issues raised by the FDIC. By statute, a financial holding company, such as the Company, that controls a Bank with a “Needs to Improve” CRA rating has limitations on certain future business activities, including the ability to branch and to make acquisitions, until its CRA rating improves. As also required by statute, the FDIC referred their conclusions regarding the alleged Reg B violations to the Department of Justice (“DOJ”). As of the time of this filing, the Company has not received a communication from, nor has any corrective action been imposed by, the DOJ.

The Order cites insufficient oversight of RB&T’s consumer compliance programs, most notably in RB&T’s RAL program. The Order requires increased compliance oversight of the RAL program by RB&T’s management and board of directors, which is subject to review and approval by the FDIC. Under the Order, RB&T must increase its training and audits of its ERO partners, who make RB&T’s tax products available to taxpayers across the nation. In addition, various components of the Order require RB&T to meet certain implementation, completion and reporting timelines, including the establishment of a compliance management system to appropriately assess, measure, monitor and control third party risk and ensure compliance with consumer laws.

In addition to the compliance issues cited in regard to the RAL program, the Order also requires RB&T to correct Home Mortgage Disclosure Act (“HMDA”) reporting errors. As part of the Order, RB&T must make corrections to its 2006 and 2007 HMDA reporting, which was completed in December of 2008. As a result of the errors in its 2006 and 2007 HMDA reporting, RB&T has been advised that it will be charged a $22,000 civil money penalty.

The Order also reflected other alleged consumer compliance violations. RB&T has addressed these other alleged violations and management believes it has implemented all necessary and required corrective actions regarding these items in accordance with the expectations of its regulator.

25. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2008 and 2007.

	Fourth	Third	Second	First
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(3)

2008:
Interest income	$44,782	$43,927	$45,673	$67,760
Interest expense	16,805	16,081	16,400	23,132
Net interest income	27,977	27,846	29,273	44,628
Provision for loan losses	1,753	324	3,629	10,499
Net interest income after provision for loan losses	26,224	27,522	25,644	34,129
Non interest income (1) (2)	960	3,414	7,536	33,944
Non interest expenses	26,196	23,983	23,627	33,680
Income from continuing operations before income tax expense	988	6,953	9,553	34,393
Income tax expense from continuing operations	384	2,451	3,130	12,270
Income from continuing operations before discontinued operations, net of income tax expense	604	4,502	6,423	22,123
Income from discontinued operations before income tax expense	—	—	—	—
Income tax expense from discontinued operations	—	—	—	—
Income from discontinued operations, net of income tax expense	—	—	—	—
Net income	604	4,502	6,423	22,123

Basic earnings per share from continuing operations:
Class A Common Stock	0.03	0.22	0.31	1.09
Class B Common Stock	0.02	0.21	0.30	1.08
Basic earnings per share from discontinued operations:
Class A Common Stock	0.00	0.00	0.00	0.00
Class B Common Stock	0.00	0.00	0.00	0.00
Basic earnings per share:
Class A Common Stock	0.03	0.22	0.31	1.09
Class B Common Stock	0.02	0.21	0.30	1.08
Diluted earnings per share from continuing operations:
Class A Common Stock	0.03	0.22	0.31	1.07
Class B Common Stock	0.02	0.21	0.30	1.06
Diluted earnings per share from discontinued operations:
Class A Common Stock	0.00	0.00	0.00	0.00
Class B Common Stock	0.00	0.00	0.00	0.00
Diluted earnings per share:
Class A Common Stock	0.03	0.22	0.31	1.07
Class B Common Stock	0.02	0.21	0.30	1.06

26. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

	Fourth	Third	Second	First
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(3)

2007:
Interest income	$49,705	$49,033	$47,933	$52,426
Interest expense	26,150	27,368	25,924	25,177
Net interest income	23,555	21,665	22,009	27,249
Provision for loan losses	1,617	1,376	147	3,680
Net interest income after provision for loan losses	21,938	20,289	21,862	23,569
Non interest income (4)	9,344	7,506	8,808	12,134
Non interest expenses	21,478	21,278	21,530	22,970
Income from continuing operations before income tax expense	9,804	6,517	9,140	12,733
Income tax expense from continuing operations	3,398	2,285	3,171	4,427
Income from continuing operations before discontinued operations, net of income tax expense	6,406	4,232	5,969	8,306
Income from discontinued operations before income tax expense	—	—	—	—
Income tax expense from discontinued operations	—	—	—	—
Income from discontinued operations, net of income tax expense	—	—	—	—
Net income	6,406	4,232	5,969	8,306

Basic earnings per share from continuing operations:
Class A Common Stock	0.32	0.21	0.29	0.40
Class B Common Stock	0.31	0.20	0.28	0.40
Basic earnings per share from discontinued operations:
Class A Common Stock	0.00	0.00	0.00	0.00
Class B Common Stock	0.00	0.00	0.00	0.00
Basic earnings per share:
Class A Common Stock	0.32	0.21	0.29	0.40
Class B Common Stock	0.31	0.20	0.28	0.40
Diluted earnings per share from continuing operations:
Class A Common Stock	0.31	0.21	0.28	0.39
Class B Common Stock	0.30	0.20	0.28	0.38
Diluted earnings per share from discontinued operations:
Class A Common Stock	0.00	0.00	0.00	0.00
Class B Common Stock	0.00	0.00	0.00	0.00
Diluted earnings per share:
Class A Common Stock	0.31	0.21	0.28	0.39
Class B Common Stock	0.30	0.20	0.28	0.38

(1) - The Company recorded a net loss on sales, calls and impairment of securities of $14.4 million for the year ended December 31, 2008.

(2) - The Company recorded a $1.3 million impairment charge related to its mortgage servicing rights portfolio during the fourth quarter of 2008.

(3) - The first quarter of each year is significantly impacted by the TRS operating segment.

(4) - The Company recorded a non recurring insurance settlement gain of $1.9 million during the fourth quarter of 2007 related to the final settlement of insurance proceeds in connection with the Company’s corporate center fire which occurred in late 2006.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and on the Financial Statements, thereon are set forth under Part II Item 8 “Financial Statements and Supplementary Data.”

Item 9B. Other Information.

On August 15, 2008, the Company filed applications with the OTS, the effect of which, if approved, would have resulted in the merger of RB&T and Republic Bank into one federally chartered savings and loan institution. The Company expects to withdraw these applications in the first quarter of 2009.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic Bancorp, Inc. for the 2009 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 23, 2009, all of which is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item appears under the sub-heading “Director Compensation” and under the headings “CERTAIN INFORMATION AS TO MANAGEMENT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Proxy Statement all of which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2008. There were no equity compensation plans not approved by security holders at December 31, 2008.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
1995 Stock Option Plan	587,238	(1)	$13.37	—
2005 Stock Incentive Plan	696,975	(1)	21.38	2,610,525

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

Item 14. Principal Accounting Fees and Services.

Information required by this Item appears under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Proxy Statement which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets — December 31, 2008 and 2007

Consolidated statements of income and comprehensive income — years ended December 31, 2008, 2007 and 2006

Consolidated statements of stockholders’ equity — years ended December 31, 2008, 2007 and 2006

Consolidated statements of cash flows — years ended December 31, 2008, 2007 and 2006

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

REPUBLIC BANCORP, INC.

March 6, 2009	By:	Steven E. Trager
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the registrant and in the capacities indicated.

/s/ Bernard M. Trager	Chairman of the Board and Director	March 6, 2009
Bernard M. Trager

/s/ Steven E. Trager	President, Chief Executive	March 6, 2009
Steven E. Trager	Officer & Director

/s/ A. Scott Trager	Vice Chairman and Director	March 6, 2009
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and	March 6, 2009
Kevin Sipes	Chief Accounting Officer

/s/ Craig Greenberg	Director	March 6, 2009
Craig Greenberg

/s/ Michael T. Rust	Director	March 6, 2009
Michael T. Rust

/s/ Sandra Metts Snowden	Director	March 6, 2009
Sandra Metts Snowden

/s/ R. Wayne Stratton	Director	March 6, 2009
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 6, 2009
Susan Stout Tamme

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

3(ii)	Amended Bylaws (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File Number: 0-24649))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

4.2

Agreement Pursuant to Item 601 (b)(4)(iii) of Regulation S-K (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K of Registrant for the year ended December 31, 1997 (Commission File Number: 33-77324))

10.01*

Officer Compensation Continuation Agreement with Steven E. Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.02*

Officer Compensation Continuation Agreement, as amended and restated, with Steven E. Trager effective January 1, 2006 (Incorporated by reference to Exhibit 10.34 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.03*

Officer Compensation Continuation Agreement, as amended, with Steven E. Trager effective February 15, 2006 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.04*

Officer Compensation Continuation Agreement, as amended and restated, with Steven E. Trager effective April 30, 2008 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.05*

Officer Compensation Continuation Agreement with A. Scott Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.06*

Officer Compensation Continuation Agreement, as amended and restated, with A. Scott Trager effective January 1, 2006 (Incorporated by reference to Exhibit 10.35 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.07*

Officer Compensation Continuation Agreement, as amended, with A. Scott. Trager effective February 15, 2006 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.08*

Officer Compensation Continuation Agreement, as amended and restated, with A. Scott Trager effective April 30, 2008 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.09*

Officer Compensation Continuation Agreement with Kevin Sipes, dated June 15, 2001 (Incorporated by reference to Exhibit 10.23 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File Number: 0-24649))

10.10*

Officer Compensation Continuation Agreement, as amended and restated, with Kevin Sipes effective January 1, 2006 (Incorporated by reference to Exhibit 10.38 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

No.	Description

10.11*

Officer Compensation Continuation Agreement, as amended, with Kevin Sipes effective February 15, 2006 (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.12*

Officer Compensation Continuation Agreement, as amended and restated, with Kevin Sipes effective April 30, 2008 (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.13*

Death Benefit Agreement with Bernard M. Trager dated September 10, 1996 (Incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File Number: 33-77324))

10.14

Right of First Offer Agreement by and among Republic Bancorp, Inc., Teebank Family Limited Partnership, Bernard M. Trager and Jean S. Trager. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 19, 2007 (Commission File Number: 0-24649))

10.15

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.16

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2008, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.17

Lease between Republic Bank & Trust Company and Teeco Properties, dated April 1, 1995, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.18

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 1996, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Form S-1 (Commission File Number: 0-24649))

10.19

Lease extension between Republic Bank & Trust Company and Teeco Properties, dated September 25, 2001, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.25 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File Number: 0-24649))

10.20

Lease between Republic Bank & Trust Company and Teeco Properties, dated May 1, 2002, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File Number: 0-24649))

10.21

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 2005, relating to property at 601 West Market Street, Louisville, KY (Floor 4), amending and modifying previously filed exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Incorporated by reference to exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File Number: 0-24649))

10.22

Lease between Republic Bank & Trust Company and Teeco Properties, as of October 1, 2006, relating to property at 601 West Market Street, Louisville, KY. (Incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed September 25, 2006 (Commission File Number: 0-24649))

No.	Description

10.23

Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, as amended, relating to property at 601 West Market Street (Floors 1,2,3,5 and 6), Louisville, KY. (Incorporated by reference to exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File Number: 0-24649))

10.24

Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, as amended, relating to property at 601 West Market Street (Floor 4), Louisville, KY. (Incorporated by reference to exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File Number: 0-24649))

10.25

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 3, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.26

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.17 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.27

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.28

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2003, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.29

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 2, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.30

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 1995, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.18 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.31

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 16, 1996, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.19 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.32

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 21, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.33

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 11, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

No.	Description

10.34

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2004, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File Number: 0-24649))

10.35

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 2005, as amended, relating to 661 South Hurstbourne Parkway, Louisville, KY, amending and modifying previously filed exhibit 10.12 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File Number: 0-24649))

10.36

Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2008, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.37

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 17, 1997, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.38

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.39

Lease between Republic Bank & Trust Company and Jaytee Properties, dated October 30, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.20 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.40

Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.41

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 1, 2005, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.42

Lease between Jaytee Properties and InsBanc, Inc., dated February 3, 2003, as amended by Republic Bank & Trust Company relating to 9600 Brownsboro Road, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File Number: 0-24649))

10.43

Assignment and Assumption of Lease by Republic Bank & Trust Company with the consent of Jaytee Properties, dated May 1, 2006, relating to 9600 Brownsboro Road, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (Commission File Number: 0-24649))

10.44

Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.40 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

No.	Description

10.46

Ground lease between Republic Bank & Trust Company and Jaytee Properties, relating to 9600 Brownsboro Road, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.40 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

10.47

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated June 27, 2008, relating to 200 South Seventh Street, Louisville, LY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 1, 2008 (Commission File Number: 0-24649))

10.48	1995 Stock Option Plan (as amended to date) (Incorporated by reference to Registrant’s Form S-8 filed November 30, 2004 (Commission File Number: 333-120856))

10.49*

Form of Stock Option Agreement for Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2004 (Commission File Number: 0-24649))

10.50*	2005 Stock Incentive Plan (Incorporated by reference to Form 8-K filed March 18, 2005 (Commission File Number: 0-24649))

10.51*	Republic Bancorp, Inc. 401(k)/Profit Sharing Plan and Trust (Incorporated by reference to Form S-8 filed December 28, 2005 (Commission File Number: 0-24649))

10.52*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation and the Republic Bank & Trust Company Non-Employee Director and Key Employee Deferred Compensation Plan (as adopted November 18, 2004) (Incorporated by reference to Form S-8 filed November 30, 2004 (Commission File Number: 333-120857))

10.53*

Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan Post-Effective Amendment No. 1 (Incorporated by reference to Form S-8 filed April 13, 2005 (Commission File Number: 333-120857))

10.54*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation, as amended and restated as of March 16, 2005 (incorporated by reference to Form 8-K filed March 18 2005 (Commission File Number: 333-120857))

10.55*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation as amended and restated as of March 19, 2008 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.56

Junior Subordinated Indenture, Amended and Restated Trust Agreement, and Guarantee Agreement (Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed August 19, 2005 (Commission File Number: 0-24649))

10.57**

Program Agreement dated September 19, 2007, between Republic Bank & Trust Company and Jackson Hewitt Inc. (Incorporated by reference to Exhibit 10.31 of Registrant’s Form 10-Q filed November 9, 2007 (Commission File Number: 0-24649))

10.58**

Technology Services Agreement dated September 19, 2007, between Republic Bank & Trust Company and Jackson Hewitt Technology Services LLC (Incorporated by reference to Exhibit 10.32 of Registrant’s Form 10-Q filed November 9, 2007 (Commission File Number: 0-24649))

10.59**	Program Agreement First Amendment dated December 2, 2008, between Republic Bank & Trust Company and Jackson Hewitt Inc.

No.	Description

10.60**	Technology Services Agreement First Amendment dated December 2, 2008, between Republic Bank & Trust Company and Jackson Hewitt Technology Services LLC

10.61*	2005 Stock Incentive Plan Amendment Number 1

10.62	Order to Cease and Desist dated February 27, 2009

21	Subsidiaries of Republic Bancorp, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer, pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002

32***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

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