Form 10-Q
period 2009-03-31
REPUBLIC BANCORP INC /KY/
filed 2009-04-24
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 24, 2009, was 18,438,155and 2,310,381, respectively.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	March 31,	December 31,
	2009	2008

ASSETS:

Cash and cash equivalents	$442,039	$616,303
Securities available for sale	402,206	853,909
Securities to be held to maturity (fair value of $49,777 in 2009 and $49,224 in 2008)	50,576	50,765
Mortgage loans held for sale	11,499	11,298
Loans, net of allowance for loan losses of $17,878 and $14,832 (2009 and 2008)	2,296,811	2,289,025
Federal Home Loan Bank stock, at cost	26,248	25,082
Premises and equipment, net	40,700	42,885
Goodwill	10,168	10,168
Other assets and accrued interest receivable	57,398	39,933

TOTAL ASSETS	$3,337,645	$3,939,368

LIABILITIES:

Deposits:
Non-interest-bearing	$380,039	$273,203
Interest-bearing	1,588,756	2,470,166
Total deposits	1,968,795	2,743,369

Securities sold under agreements to repurchase and other short-term borrowings	325,214	339,012
Federal Home Loan Bank advances	635,191	515,234
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	63,622	24,591

Total liabilities	3,034,062	3,663,446

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value	-	-
Class A Common Stock and Class B Common Stock, no par value	4,899	4,878
Additional paid in capital	124,453	123,441
Retained earnings	169,956	146,983
Accumulated other comprehensive income	4,275	620

Total stockholders’ equity	303,583	275,922

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,337,645	$3,939,368

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME:

Loans, including fees	$91,326	$57,780
Taxable investment securities	5,154	6,996
Tax exempt investment securities	6	24
Federal Home Loan Bank stock and other	871	2,960
Total interest income	97,357	67,760

INTEREST EXPENSE:

Deposits	10,338	14,301
Securities sold under agreements to repurchase and
other short-term borrowings	339	2,767
Federal Home Loan Bank advances	5,244	5,437
Subordinated note	620	627
Total interest expense	16,541	23,132

NET INTEREST INCOME	80,816	44,628

Provision for loan losses	25,665	10,499

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	55,151	34,129

NON INTEREST INCOME:

Service charges on deposit accounts	4,422	4,545
Electronic refund check fees	22,905	13,960
Net RAL securitization income	412	12,587
Mortgage banking income	4,174	1,602
Debit card interchange fee income	1,159	1,149
Net loss on sales, calls and impairment of securities	(3,125)	(219)
Other	555	320
Total non interest income	30,502	33,944

NON INTEREST EXPENSES:

Salaries and employee benefits	14,516	14,500
Occupancy and equipment, net	5,909	4,672
Communication and transportation	1,923	1,338
Marketing and development	10,977	6,759
FDIC insurance assessments	1,050	59
Bank franchise tax expense	635	723
Data processing	770	717
Debit card interchange expense	674	576
Supplies	878	556
Other real estate owned expense	1,711	25
Other	4,599	3,755
Total non interest expenses	43,642	33,680

INCOME BEFORE INCOME TAX EXPENSE	42,011	34,393
INCOME TAX EXPENSE	16,252	12,270
NET INCOME	$25,759	$22,123

 (continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (continued)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized gain (loss) on securities available for sale	$1,624	$(4,211)
Realized amount on securities impairment recorded, net	2,031	442
Realized amount on securities sold, net	-	(300)
Other comprehensive income (loss)	3,655	(4,069)

COMPREHENISVE INCOME	$29,414	$18,054

BASIC EARNINGS PER SHARE:

Class A Common Stock	$1.25	$1.09
Class B Common Stock	1.24	1.08

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$1.24	$1.07
Class B Common Stock	1.23	1.06

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2009	18,318	2,310	$4,878	$123,441	$146,983	$620	$275,922

Net income	-	-	-	-	25,759	-	25,759

Net change in accumulated other
comprehensive income	-	-	-	-	-	3,655	3,655

Dividend declared Common Stock:
Class A ($0.121 per share)	-	-	-	-	(2,224)	-	(2,224)
Class B ($0.110 per share)	-	-	-	-	(255)	-	(255)

Stock options exercised, net of
shares redeemed	100	-	22	892	(200)	-	714

Repurchase of Class A Common Stock	(6)	-	(1)	(38)	(107)	-	(146)

Notes receivable on Common Stock, net of cash payments	-	-	-	(90)	-	-	(90)

Deferred director compensation expense - Company Stock	-	-	-	65	-	-	65

Stock based compensation expense	-	-	-	183	-	-	183

Balance, March 31, 2009	18,412	2,310	$4,899	$124,453	$169,956	$4,275	$303,583

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (in thousands)

	2009	2008
OPERATING ACTIVITIES
Net income	$25,759	$22,123
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion, net	3,017	2,348
Federal Home Loan Bank stock dividends	-	(307)
Provision for loan losses	25,665	10,499
Net gain on sale of mortgage loans held for sale	(3,974)	(1,611)
Origination of mortgage loans held for sale	(183,563)	(78,066)
Proceeds from sale of mortgage loans held for sale	187,336	73,089
Net realized recovery of mortgage servicing rights	(1,133)	-
Net gain on sale of RALs	-	(8,371)
Increase in RAL securitization residual	412	(4,216)
Origination of RALs sold	-	(1,098,717)
Proceeds from sale of RALs	-	1,009,698
Paydown of trading securities	(412)	104,201
Net realized loss on sales, calls and impairment of securities	3,125	219
Net gain on sale of other real estate owned	(20)	(42)
Write downs of other real estate owned	1,663	-
Net gain on sale of premises and equipment	-	(43)
Deferred director compensation expense – Company Stock	65	43
Employee Stock Ownership Plan compensation expense	-	200
Stock based compensation expense	183	195
Net change in other assets and liabilities:
Accrued interest receivable	2,042	(3,569)
Accrued interest payable	(2,749)	(1,972)
Other assets	(19,352)	(4,068)
Other liabilities	39,800	33,989
Net cash provided by operating activities	77,864	55,622

INVESTING ACTIVITIES:
Purchases of securities available for sale	(300,114)	(1,107,155)
Purchases of Federal Home Loan Bank stock	(1,166)	(531)
Proceeds from calls, maturities and paydowns of securities available for sale	754,338	1,129,766
Proceeds from calls, maturities and paydowns of securities to be held to maturity	188	428
Proceeds from the sale of Federal Home Loan Bank stock	-	360
Proceeds from sales of other real estate owned	473	828
Net (increase) decrease in loans	(34,210)	27,097
Purchases of premises and equipment	(1,320)	(1,773)
Proceeds from sale of premises and equipment	-	848
Net cash provided by investing activities	418,189	49,868

FINANCING ACTIVITIES:
Net decrease in deposits	(774,574)	(163,377)
Net decrease in securities sold under agreements to repurchase
and other short-term borrowings	(13,798)	(68,824)
Payments on Federal Home Loan Bank advances	(5,043)	(52,970)
Proceeds from Federal Home Loan Bank advances	125,000	198,000
Repurchase of Common Stock	(146)	-
Net proceeds from Common Stock options exercised	714	439
Cash dividends paid	(2,470)	(2,209)
Net cash used in financing activities	(670,317)	(88,941)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(174,264)	16,549
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	616,303	86,177
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$442,039	$102,726

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (in thousands)

	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$19,290	$25,104
Income taxes	63	236

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$669	$941
Retained securitization residual	-	102,059

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – MARCH 31, 2009 AND 2008 (UNAUDITED) AND DECEMBER 31, 2008

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Republic’s operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, marketing and development expenses, Federal Deposit Insurance Corporation (“FDIC”) insurance assessments, bank franchise tax expense, data processing, debit card interchange expense and other general and administrative costs. Republic’s results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies and actions of regulatory agencies.

Republic, through its Tax Refund Solutions (“TRS”) business operating segment, is one of a limited number of financial institutions which facilitates the payment of federal and state tax refunds through third party tax-preparers located throughout the U.S., as well as tax-preparation software providers. The Company facilitates the payment of these tax refunds through three primary products: Electronic Refund Checks (“ERCs”), Electronic Refund Deposits (“ERDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by TRS occurs in the first quarter of the year.

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

RALs are short-term consumer loans offered to taxpayers that are secured by the customer’s anticipated tax refund, which represents the source of repayment. The Company underwrites the RAL application through an automated credit review process utilizing information contained in the taxpayer’s tax return and the tax-preparer’s history. If the application is approved, the Company advances the amount of the refund due on the taxpayer’s return up to specified amounts less the loan fee due to the Company and, if requested by the taxpayer, the fees due for preparation of the return to the tax-preparer. As part of the RAL application process, each taxpayer signs an agreement directing the IRS to send the taxpayer’s refund directly to the Company. The refund received from the IRS is used by the Company to pay off the RAL. Any amount due the taxpayer above the amount of the RAL is remitted to the taxpayer once the refund is received by the Company. The funds advanced by the Company are generally repaid by the IRS within two weeks. The fees earned on RALs are reported as interest income under the line item “Loans, including fees.”

For additional discussion regarding TRS, see the following sections:
•      Part I Item 1 “Financial Statements:”
o      Footnote 3 “Loans and Allowance for Loan Losses”
o      Footnote 10 “Segment Information”
o      Footnote 11 “Securitization”
•      Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

Securitization – During the 2008, 2007 and 2006, the Company utilized a securitization structure to fund a portion of the RALs originated during the respective tax seasons. From mid January to the end of February of each year, RALs which, upon origination, met certain underwriting criteria related to refund amount and Earned Income Tax Credit amount, were classified as loans held for sale and sold into the securitization. All other RALs originated were retained by the Company. There were no RALs held for sale as of any quarter end. The Company retained a related residual value in the securitization, which was classified on the balance sheet as a trading security. The initial residual interest had a weighted average life of approximately one month, and as such, substantially all of its cash flows were received by the end of the first quarter. The disposition of the remaining anticipated cash flows occurred within the remainder of the calendar year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusted the carrying amount of the residual value to its fair value, which was determined based on expected future cash flows and was significantly influenced by the anticipated credit losses of the underlying RALs.

The Company chose not to utilize a securitization structure to fund its RAL portfolio during the first quarter of 2009. During the first quarter of 2008, the securitization consisted of a total of $1.1 billion of RALs originated and sold. The Company’s continuing involvement in RALs sold into the securitization was limited to only servicing of the RALs. Compensation for servicing of the securitized RALs was not contingent upon performance of the securitized RALs.

The Company concluded that the securitization was a sale as defined in Statement of Financial Accounting Standard (“SFAS”) 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” This conclusion was based on, among other things, legal isolation of assets, the ability of the purchaser to pledge or sell the assets and the absence of a right or obligation of the Company to repurchase the financial assets.

For additional discussion regarding TRS, see the following sections:
•      Part I Item 1 “Financial Statements:”
o      Footnote 3 “Loans and Allowance for Loan Losses”
o      Footnote 10 “Segment Information”
o      Footnote 11 “Securitization”
•      Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(R), “Business Combinations,” which established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51,” which changed the accounting and reporting for minority interests. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” SFAS 161 amended and expanded the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The Company adopted SFAS 161 at the beginning of the first quarter of 2009, and has included the expanded disclosures required by that statement.

On April 9, 2009, the FASB finalized four FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an Other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The four FSPs are as follows:

•
FSP “SFAS 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

•
FSP “SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurements.”

•
FSP “SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-temporary impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

•	FSP “SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Company elected not to adopt any of the above positions early. The Company has not completed its evaluation of the impact of these standards on its results of operation and financial position.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2008.

2.	INVESMENT SECURITIES

Securities available for sale:

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2009 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S.
Government agencies	$17,029	$286	$(2)	$17,313
Private label mortgage backed and other
private label mortgage-related securities	10,623	106	-	10,729
Mortgage backed securities	288,123	6,810	(37)	294,896
Collateralized mortgage obligations	79,855	70	(657)	79,268

Total securities available for sale	$395,630	$7,272	$(696)	$402,206

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S.
Government agencies	$458,245	$596	$(1)	$458,840
Private label mortgage backed and other
private label mortgage-related securities	14,678	-	-	14,678
Mortgage backed securities	305,902	2,829	(496)	308,235
Collateralized mortgage obligations	74,130	-	(1,974)	72,156

Total securities available for sale	$852,955	$3,425	$(2,471)	$853,909

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
March 31, 2009 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S.
Government agencies	$4,672	$1	$-	$4,673
Obligations of states and political
subdivisions	384	26	-	410
Mortgage backed securities	3,367	81	(2)	3,446
Collateralized mortgage obligations	42,153	5	(910)	41,248

Total securities to be held to maturity	$50,576	$113	$(912)	$49,777

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
December 31, 2008 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S.
Government agencies	$4,670	$7	$-	$4,677
Obligations of states and political
subdivisions	384	17	-	401
Mortgage backed securities	3,527	63	(2)	3,588
Collateralized mortgage obligations	42,184	-	(1,626)	40,558

Total securities to be held to maturity	$50,765	$87	$(1,628)	$49,224

Market Loss Analysis

Securities with unrealized losses at March 31, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
March 31, 2009 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$8,047	$(2)	$-	$-	$8,047	$(2)
Mortgage backed securities, including collateralized mortgage obligations	103,914	(1,604)	57	(2)	103,971	(1,606)

Total	$111,961	$(1,606)	$57	$(2)	$112,018	$(1,608)

December 31, 2008 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$24,999	$(1)	$-	$-	$24,999	$(1)
Mortgage backed securities, including collateralized mortgage obligations	178,864	(4,092)	77	(6)	178,941	(4,098)

Total	$203,863	$(4,093)	$77	$(6)	$203,940	$(4,099)

Other-than-temporary impairment (“OTTI”)

Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, the Company evaluates a number of factors including, but not limited to:

•	how much fair value has declined below amortized cost;
•	how long the decline in fair value has existed;
•	the financial condition of the issuer;
•	contractual or estimated cash flows of the security;
•	underlying supporting collateral;
•	past events, current conditions and forecasts;
•	significant rating agency changes on the issuer; and
•	the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than- temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. The Company owned and continues to own five private label mortgage backed and other private label mortgage-related securities with a fair value of $10.7 million at March 31, 2009. These securities are not guaranteed by government agencies. Approximately $5.4 million (Securities 1 through 4 in the table below) of these securities are mostly backed by “Alternative A” first lien mortgage loans. The remaining $5.3 million (Security 5 in the table below) represents an asset backed security with an insurance “wrap” or guarantee. The average life of these securities is currently estimated to be approximately five years. Due to current market conditions, all of these assets are extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with SFAS 157 “Fair Value Measurements.” Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for these investments.

All respective unrealized losses related to the private label mortgage backed and other private label mortgage-related securities have been transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified as net loss on sales, calls and impairments of securities in the consolidated statement of income and comprehensive income. In the future, with the adoption of the FSPs, all unrealized losses in the Company’s private label securities which are deemed to be non-credit in nature will be recorded as a reduction to other comprehensive income. Those losses deemed to be credit in nature will be transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified as net loss on sales, calls and impairments of securities in the consolidated statement of income and comprehensive income.

During the first quarter of 2009, the Company recognized total non cash OTTI charges to the income statement of $3.1 million for its available for sale private label mortgage backed securities and other private label mortgage-related securities (Security 1 through Security 5 in the table below). During the first quarter of 2008, the Company recognized a net loss on sales, calls and impairment on securities of $219,000. During the first quarter of 2008, management determined that its Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) preferred stock investment, with a cost basis of $2 million, was “other-than-temporarily impaired” and recorded an impairment charge of $680,000. This impairment charge was partially offset by a mandatory partial redemption of the Company’s Visa, Inc. Class B Common Stock holdings of $311,000 related to Visa’s initial public offering, as well as $150,000 in realized gains booked related to unamortized discount accretion on a portion of callable U.S. Government agencies that were called before their maturity during the first quarter of 2008.

For the year ended December 31, 2008, the Company recorded total non cash OTTI charges of $14.2 million related to its available for sale private label mortgage backed securities and other private label mortgage-related securities (Security 1 through Security 5 in the table below). In determining these securities were other-than-temporarily impaired, the Company gave considerable weight to the significance of the downgrades of the securities by the various rating agencies throughout the year. These downgrades raised doubt about the ability of the Company to continue to collect future principal and interest payments from the security in accordance with its original terms. In addition, the Company recorded additional impairment charges, as the Company’s model indicated further credit deterioration of the underlying loans. In other words, the Company modeled future anticipated cash flows and projected a shortfall, or loss of contractual principal and interest.

Further deterioration in economic conditions and/or new or additional downgrades from applicable rating agencies could cause the Company to record additional impairment charges up to $10.6 million, which is the current carrying amount of its private label mortgage backed securities and other private label mortgage-related securities. Realized and unrealized loss detail for the Company’s private label mortgage backed and other private label mortgage-related securities as of and for the three months ended March 31, 2009 follows:

		Estimated
	Amortized	Fair	Realized	Ratings as of the filing date
(in thousands)	Cost	Value	Losses	S&P	Fitch	Moody's

Security 1	$1,869	$1,869	$(1,870)	B	-	Ca
Security 2	240	240	(247)	BB	-	Ca
Security 3	2,263	2,263	(707)	BB	CCC	-
Security 4	1,010	1,010	(301)	AA	B	-
Security 5	5,241	5,347	-	AA	-	-
	-	-	-
Total	$10,623	$10,729	$(3,125)

The ratings above range from extremely speculative (Moody’s Ca) to high grade (S&P AA).

Securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2009	December 31, 2008

Amortized cost	$410,688	$595,156
Fair value	409,800	593,922

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

	March 31,	December 31,
(in thousands)	2009	2008

Residential real estate	$1,111,319	$1,095,540
Commercial real estate	641,257	653,048
Real estate construction	95,996	99,395
Commercial	107,593	111,604
Consumer	44,242	28,056
Overdrafts	971	2,796
Home equity	313,311	313,418
Total loans	2,314,689	2,303,857
Less: Allowance for loan losses	17,878	14,832

Loans, net	$2,296,811	$2,289,025

Activity in the allowance for loan losses follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Allowance for loan losses, at beginning of period	$14,832	$12,735

Provision for loan losses	25,665	10,499

Charge offs – Banking	(895)	(1,060)
Charge offs – Tax Refund Solutions	(27,054)	(7,873)
Total Charge offs	(27,949)	(8,933)

Recoveries – Banking	155	186
Recoveries – Tax Refund Solutions	5,175	538
Total Recoveries	5,330	724

Allowance for loan losses, at end of period	$17,878	$15,025

Information regarding Republic’s impaired loans follows:

	March 31,	December 31,
(in thousands)	2009	2008

Loans with no allocated allowance for loan losses	$-	$-
Loans with allocated allowance for loan losses	25,205	12,108

Total	$25,205	$12,108

Amount of the allowance for loan losses allocated	$4,432	$1,998
Average of individually impaired loans during period	2,291	13,355
Interest income recognized during impairment	-	-
Cash basis interest income recognized	-	-

Detail of non-performing loans and non-performing assets follows:

(dollars in thousands)	March 31, 2009	December 31, 2008

Loans on non-accrual status	$24,133	$11,324
Loans past due 90 days or more and still on accrual	352	2,133
Total non-performing loans	24,485	13,457
Other real estate owned	6,386	5,737
Total non-performing assets	$30,871	$19,194
Non-performing loans to total loans	1.06%	0.58%
Non-performing assets to total loans (including OREO)	1.33	0.83

The composition of non performing loans follows:

	March 31,	December 31,
(in thousands)	2009	2008

Residential real estate	$9,625	$7,147
Commercial real estate	6,243	2,665
Real estate construction	6,987	2,749
Commercial	577	243
Consumer	38	86
Home equity	1,015	567
Total non performing loans	$24,485	$13,457

The following table details RAL originations and loss reserves for three months ended March 31, 2009 and 2008:

Three Months Ended March 31, (in thousands)	2009	2008

Originations:

RALs originated and retained on balance sheet	$2,455,183	$672,258
RALs originated and securitized	-	1,090,473
Total RALs originated	$2,455,183	$1,762,731

Estimated RAL losses:

Estimated losses for RALs retained on balance sheet, net	$22,008	$7,453
Net reduction to estimated future expected cash
flows for securitized RALs	-	7,174
Total Estimated RAL losses, net	$22,008	$14,627

RAL Loss Reserves and Provision for Loan Losses:

Due to the excessive costs of securitization structures, which resulted from a significant lack of liquidity in the credit markets during the latter half of 2008, the Company elected not to obtain funding from a securitization structure for the first quarter 2009 tax season. Instead, the Company utilized its traditional borrowing sources, including brokered certificates of deposit, as its primary RAL funding source for the first quarter 2009 tax season. Accounting for this change in funding strategy caused, and will continue to cause throughout the year, differences among some income and expense items when comparing results of operations for 2009 to 2008. The securitization had the effect during 2008 of reclassifying for securitized RALs the fee income earned, interest expense paid and provision expense into “Net RAL securitization income,” which is a component of non interest income. During 2009, these items were, and will continue to be, classified in interest income on loans, interest expense on deposits and provision for loan losses, respectively.

While the RAL application form is completed by the taxpayer in the tax-preparer’s office, the credit approval criteria is established by TRS and the underwriting decision is made by TRS. TRS reviews and evaluates all tax returns to determine the likelihood of IRS payment. If any attribute of the tax return appears to fall outside of predetermined parameters, TRS will not originate the RAL.

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

Profitability in the Company’s TRS business operating segment is primarily driven by the volume of RAL transactions processed and the loss rate incurred on RALs, and is particularly sensitive to both measures. During the first quarter of 2009, the Company processed 39% more in dollars of RALs originated compared to the same period in 2008. As of March 31, 2009, $34.9 million of total RALs originated were outstanding past their expected funding date from the IRS compared to $19.2 million (includes $9.4 of securitized RALs) at March 31, 2008, representing 1.43% and 1.11% of total gross RALs originated during the respective tax years by the Company. The increase in estimated losses associated with RALs was primarily due the increased overall volume coupled with higher estimated RAL losses as a percent of total originations related to an increase in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts. In addition, the overall dollar increase in uncollected RALs was also driven by the year-over-year growth in volume.

The Company expects the actual loss rate realized will be less than the current uncollected amount as the Company will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the RALs. As a result of the higher current overall RAL uncollected rate, however, the TRS segment’s provision for loan losses increased from $7.5 million during the first quarter of 2008 to $22.0 million during the first quarter of 2009. Included as a credit to the first quarter 2009 TRS provision for loan losses, and as a recovery in the analysis of the allowance for loan losses, was $2.8 million, which represents a limited preparer-provided guarantee on RAL product performance. The Company’s gross loss reserves for RALs equate to 1.10% and 0.87% of total RALs originated during the first quarter of each year. Based on the Company’s 2009 RAL volume, each 0.10% increase in the loss rate for RALs represents approximately $2.5 million in additional provision for loan loss expense.

The following tables illustrates the effect on the 2009 provision for loan losses of TRS if final losses of RALs differ from management’s current estimate by as much as 33 basis points higher or lower:

As of March 31, 2009 (dollars in thousands)

Total RALs retained on balance sheet during the current year tax season:	$2,455,183

		Increase / (Decrease)
		In Provision
If % of RALs That Do	Provision for	For Loan Losses
Not Payoff Changes	Loan Losses	From Current Estimate

Increase 33 basis points	$30,110	$8,102
Increase 30 basis points	29,374	7,366
Increase 25 basis points	28,146	6,138
Increase 20 basis points	26,918	4,910
Increase 15 basis points	25,691	3,683
Increase 10 basis points	24,463	2,455
Increase 5 basis points	23,236	1,228
Current Estimate (Base)	22,008	-
Decrease 5 basis points	20,780	(1,228)
Decrease 10 basis points	19,553	(2,455)
Decrease 15 basis points	18,325	(3,683)
Decrease 20 basis points	17,098	(4,910)
Decrease 25 basis points	15,870	(6,138)
Decrease 30 basis points	14,642	(7,366)
Decrease 33 basis points	13,906	(8,102)

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

4.	DEPOSITS

Deposit composition was as follows at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(in thousands)	2009	2008
Demand (NOW and SuperNOW)	$222,388	$202,607
Money market accounts	576,427	555,346
Brokered money market accounts	180,822	163,965
Internet money market accounts	5,710	6,253
Savings	34,597	32,599
Individual retirement accounts	37,052	38,142
Time deposits, $100,000 and over	198,678	202,058
Other certificates of deposit	189,482	221,179
Brokered deposits	143,600	1,048,017
Total interest-bearing deposits	1,588,756	2,470,166
Total non interest-bearing deposits	380,039	273,203
Total	$1,968,795	$2,743,369

5.	FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At March 31, 2009 and December 31, 2008, FHLB advances outstanding were as follows:

(in thousands)	March 31, 2009	December 31, 2008

Putable fixed interest rate advances with a weighted average interest rate of 4.51%(1)	$150,000	$150,000

Fixed interest rate advances with a weighted average interest rate of 3.55% due through 2035	485,191	365,234

Total FHLB advances	$635,191	$515,234

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At March 31, 2009, Republic had available collateral to borrow an additional $327 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $200 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2009	$102,000
2010	92,370
2011	100,000
2012	85,000
2013	91,000
Thereafter	164,821
Total	$635,191

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the FHLB:

	March 31,	December 31,
(in thousands)	2009	2008

First lien, single family residential	$811,740	$799,932
Home equity lines of credit	119,150	121,470
Multi-family, commercial real estate	43,386	38,082

6.	FAIR VALUE

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

Securities available for sale: For all securities available for sale, excluding private label mortgage backed and other private label mortgage-related securities, fair value is typically determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). With the exception of private label mortgage backed and other private label mortgage-related securities securities, all securities available for sale are classified as Level 2 in the fair value hierarchy.

On April 9, 2009, the FASB finalized FOUR Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an Other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Company elected not to adopt any of these three positions early. The Company has not completed its evaluation of the impact of these standards on its results of operation and financial position.

See Footnote 2 “Investment Securities” of Part I Item I “Financial Statements” for additional discussion regarding the Company’s private label mortgage backed and other private label mortgage-related securities.

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

Mortgage Servicing Rights: The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness. Mortgage servicing rights are classified as Level 2 in the fair value hierarchy.

Assets and liabilities measured on a recurring basis at March 31, 2009

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2009
Securities available for sale	$-	$391,477	$10,729	$402,206

Forward contracts	-	(748)	-	(748)

Rate lock loan commitments	-	1,626	-	1,626

Mortgage loans held for sale	-	11,499	-	11,499

Rollforwards of activity for the Company’s Significant Unobservable Inputs (Level 3), follows:

Securities available for sale - Private label mortgage backed and other private label mortgage-related securities

Three months ended March 31, (in thousands)	2009

Balance, January 1, 2009	$14,678
Net realized OTTI loss	(3,125)
Net change in unrealized gain/ (loss)	106
Principal paydowns	(930)
Balance, March 31, 2009	$10,729

Assets and liabilities measured on a non-recurring basis at March 31, 2009

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Impaired loans	$-	$-	$20,773	$20,773
Mortgage servicing rights	-	8,380	-	8,380

The following represent impairment charges recognized during the period:

The Company recorded realized impairment loss related to its Level 3 private label mortgage backed and other private label mortgage-related securities totaling $3.1 million and $0 for the three months ended March 31, 2009 and 2008. See Footnote 2 “Investment Securities” for additional detail.

Due primarily to a decline in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained, the fair value of the Company’s Mortgage Servicing Rights (“MSR”) increased during the first quarter of 2009. As a result of this increase, the Company reduced its corresponding valuation allowance to $122,000 at March 31, 2009, a reduction of $1.1 million.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $25.2 million, with a valuation allowance of $4.4 million, resulting in an additional provision for loan losses of $1.3 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively.

7.   MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

March 31, (in thousands)	2009	2008

Balance, beginning of period	$11,298	$4,278
Origination of mortgage loans held for sale	183,563	78,066
Proceeds from the sale of mortgage loans held for sale	(187,336)	(73,089)
Net gain on sale of mortgage loans held for sale	3,974	1,611
Less: Allowance to adjust to lower of cost or market	-	-
Balance, end of period	$11,499	$10,866

Mortgage banking activities primarily include residential mortgage originations and servicing. The following table presents the components of mortgage banking income:

March 31, (in thousands)	2009	2008

Net gain on sale of mortgage loans held for sale	$3,974	$1,611
Decrease in valuation allowance for MSR impairment	1,133	-
Net loan servicing income, net of amortization	(933)	(9)
Mortgage banking income	$4,174	$1,602

Activity for capitalized mortgage servicing rights was as follows:

March 31, (in thousands)	2009	2008

Balance, beginning of period	$5,809	$6,706
Additions	1,604	877
Amortized to expense	(1,601)	(633)
Change in valuation allowance	1,133	-
Balance, end of period	$6,945	$6,950

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

March 31, (in thousands)	2009	2008

Balance, beginning of period	$(1,255)	$-
Additions to expense	-	-
Decrease in valuation allowance for MSR impairment	1,133	-
Direct write downs	-	-
Balance, end of period	$(122)	$-

The fair value of MSRs was $8.4 million and $7.0 million at March 31, 2009 and December 31, 2008. The fair value at March 31, 2009 was calculated using a discount rate of 9% with prepayment speeds ranging from 194% to 408%, depending on the stratification of the specific MSR, and a weighted average default rate of 1.50%. The fair value for year end 2008 was calculated using a discount rate of 12% with prepayment speeds ranging from 187% to 509%, depending on the stratification of the specific MSR, and a weighted average default rate of 1.50%.

Due to the significant reduction in long-term interest rates during December of 2008, the fair value of the MSR portfolio declined as pre-payment speed assumptions were adjusted upwards resulting in an impairment charge of $1.3 million for the fourth quarter and year ended December 31, 2008. During the first quarter of 2009, prepayment speed assumptions stabilized to levels last seen prior to December of 2008 and the Company reversed $1.1 million from the valuation allowance. At March 31, 2009 five of the total 22 tranches remained impaired for a total of $122,000. There were no impairment charges recorded prior to the fourth quarter of 2008.

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

The Company adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” at the beginning of the first quarter of 2009, and has included here the expanded disclosures required by that statement.

The following tables include the notional amounts and realized gain (loss) for mortgage banking derivatives recognized in Mortgage Banking income for the period end March 31, 2009 and December 31, 2008:

(in thousands)	March 31, 2009	December 31, 2008

Forward contracts:
Notional amount	$111,800	$43,865
Loss on change in market value of forward contracts	(748)	(451)

Rate lock loan commitments:
Notional amount	$129,382	$66,902
Gain on change in market value of rate lock commitments	1,626	543

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

On November 5, 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” Previously, SAB 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. The Company adopted SAB 109 on January 1, 2008 which effectively caused Mortgage Banking revenue to be recognized on the date the Company enters into the rate lock commitment with the customer.

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

As of March 31, 2009, exclusive of mortgage banking loan commitments, Republic had outstanding loan commitments of $511 million, which included unfunded home equity lines of credit totaling $319 million. At December 31, 2008, Republic had outstanding loan commitments of $550 million, which included unfunded home equity lines of credit totaling $331 million. These commitments generally have open ended maturities and variable rates. At March 31, 2009 rates primarily ranged from 4.00% to 7.50% with a weighted average rate of 5.01%.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $21 million and $14 million at March 31, 2009 and December 31, 2008. In addition to credit risk, the Company also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Company does not deem this risk to be material.

At March 31, 2009 and December 31, 2008, Republic had a $12 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Company uses a blanket pledge of eligible real estate loans to secure the letter of credit.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2009	2008

Net income	$25,759	$22,123

Weighted average shares outstanding	20,662	20,339
Effect of dilutive securities	170	276
Average shares outstanding including dilutive securities	20,832	20,615

Basic earnings per share:
Class A Common Share	$1.25	$1.09
Class B Common Share	1.24	1.08

Diluted earnings per share:
Class A Common Share	$1.24	$1.07
Class B Common Share	1.23	1.06

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2009	2008

Antidilutive stock options	665,644	516,445

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

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 11 “Securitization”
•	Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

Segment information for the three months ended March 31, 2009 and 2008 follows:

	Three Months Ended March 31, 2009
(dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$27,958	$52,574	$284	$80,816
Provision for loan losses	3,657	22,008	-	25,665

Electronic Refund Check fees	-	22,905	-	22,905
Net RAL securitization income	-	412	-	412
Mortgage banking income	-	-	4,174	4,174
Other revenue	2,834	15	162	3,011
Total non interest income	2,834	23,332	4,336	30,502

Total non interest expenses	24,307	18,901	434	43,642

Gross operating profit	2,828	34,997	4,186	42,011
Income tax expense	697	14,112	1,443	16,252
Net income	$2,131	$20,885	$2,743	$25,759

Segment assets	$3,187,188	$137,555	$12,902	$3,337,645

Net interest margin	3.85%	NM	NM	8.12%

	Three Months Ended March 31, 2008
(dollars in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$25,130	$19,396	$102	$44,628
Provision for loan losses	3,046	7,453	-	10,499

Electronic Refund Check fees	-	13,960	-	13,960
Net RAL securitization income	-	12,587	-	12,587
Mortgage banking income	-	-	1,602	1,602
Other revenue	6,121	9	(335)	5,795
Total non interest income	6,121	26,556	1,267	33,944

Total non interest expenses	20,877	12,564	239	33,680

Gross operating profit	7,328	25,935	1,130	34,393
Income tax expense	2,499	9,385	386	12,270
Net income	$4,829	$16,550	$744	$22,123

Segment assets	$2,852,709	$260,379	$10,943	$3,124,031

Net interest margin	3.84%	NM	NM	5.57%

11.  SECURITIZATION

In January 2006, the Company established TRS RAL Funding, LLC (“TRS RAL, LLC”), a qualified special purpose entity (“QSPE”) and wholly-owned subsidiary corporation of RB&T. The QSPE securitized and sold a portion of the RAL portfolio to independent third parties during the first quarter of 2008. The purpose of the securitization was to provide a funding source for the Company’s RAL portfolio and also reduce the impact of the RAL program on the Company’s regulatory capital.

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

During 2008, 2007 and 2006, the Company utilized a securitization structure to fund a portion of the RALs originated during the respective tax seasons. From mid January to the end of February of each year, RALs which, upon origination, met certain underwriting criteria related to refund amount and Earned Income Tax Credit amount, were classified as loans held for sale and sold into the securitization. All other RALs originated were retained by the Company. There were no RALs held for sale as of any quarter end. The Company retained a related residual value in the securitization, which was classified on the balance sheet as a trading security. The initial residual interest had a weighted average life of approximately one month, and as such, substantially all of its cash flows were received by the end of the first quarter. The disposition of the remaining anticipated cash flows occurred within the remainder of the calendar year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusted the carrying amount of the residual value to its fair value, which was determined based on expected future cash flows and was significantly influenced by the anticipated credit losses of the underlying RALs.

The Company chose not to utilize a securitization structure to fund its RAL portfolio during the first quarter of 2009. During the first quarter of 2008 the securitization consisted of a total of $1.1 billion of RALs originated and sold. The Company’s continuing involvement in RALs sold into the securitization was limited to only servicing of the RALs. Compensation for servicing of the securitized RALs was not contingent upon performance of the securitized RALs. The residual value related to the securitization was presented as a trading security on the balance sheet and was $2.0 million at March 31, 2008.

The Company concluded that the securitization was a sale as defined in SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” This conclusion was based on, among other things, legal isolation of assets, the ability of the purchaser to pledge or sell the assets, and the absence of a right or obligation of the Company to repurchase the financial assets.

Due to the excessive costs of securitization structures, which resulted from a significant lack of liquidity in the credit markets during the latter half of 2008, the Company elected not to obtain funding from a securitization structure for the first quarter 2009 tax season. Instead, the Company utilized brokered certificates of deposits and its traditional borrowing lines of credit as its primary RAL funding source for the first quarter 2009 tax season. Accounting for this change in funding strategy has caused differences among some income and expense items when comparing income statement results for 2009 to results in 2008. The securitization had the effect during 2008 of reclassifying for securitized RALs the fee income earned, interest expense paid and provision expense into “Net RAL securitization income,” which is a component of non interest income. During 2009, these items were, and will continue to be, classified in interest income on loans, interest expense on deposits and provision for loan losses, respectively. The Company recognized net RAL securitization income of $12.6 million and sold $1.1 billion RALs into the securitization during the first quarter of 2008.

Detail of Net RAL securitization income follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in thousands)	2009	2008

Net gain on sale of RALs	$-	$8,371
Increase in securitization residual	412	4,216
Net RAL securitization income	$412	$12,587

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
•	Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

12.	REGULATORY MATTERS

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

Effective February 25, 2009, RB&T entered into a Stipulation and Consent Agreement with the FDIC agreeing to the issuance of a Cease and Desist Order (the “Order”) predominately related to required improvements and increased oversight of RB&T’s compliance management system. The Company filed the final Order as Exhibit 10.62 of its 2008 Annual Report on Form 10-K.

As stated in the CRA Evaluation, the FDIC concluded that RB&T violated Regulation B (“Reg B”), which implements the Equal Credit Opportunity Act (“ECOA”), specifically related to RB&T’s tax refund business and its RAL program. The Reg B issues involved RB&T’s requirement that both spouses who file a joint tax return sign a RAL proceeds check, even if one spouse opted out of the RAL transaction. The RAL is ultimately repaid to RB&T by the IRS with funds made payable to both spouses. The Reg B issues also involved a claim that in 2008 one electronic return originator (“ERO”) did not allow spouses to opt out of a RAL transaction. In 2008, which is the period covered by the FDIC’s CRA Evaluation, RB&T offered its tax related products through over 8,000 EROs nationwide.

In response to the CRA Evaluation, RB&T changed certain procedures and processes to address the Reg B issues raised by the FDIC. By statute, a financial holding company, such as the Company, that controls a Bank with a “Needs to Improve” CRA rating has limitations on certain future business activities, including the ability to branch and to make acquisitions, until its CRA rating improves. As also required by statute, the FDIC referred their conclusions regarding the alleged Reg B violations to the Department of Justice (“DOJ”). As of the time of this filing, the Company has not received a communication from, nor has any corrective action been imposed by, the DOJ.

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

In addition to the compliance issues cited in regard to the RAL program, the Order also required RB&T to correct Home Mortgage Disclosure Act (“HMDA”) reporting errors. As part of the Order, RB&T made corrections to its 2006 and 2007 HMDA reporting, in December of 2008. As a result of the errors in its 2006 and 2007 HMDA reporting, RB&T paid a $22,000 civil money penalty during the first quarter of 2009.

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

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, the statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date the statements are made and management may not update them to reflect changes that occur subsequent to the date the statements are made. See additional discussion under Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K.

As used in this report, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: Republic Bank & Trust Company and Republic Bank.

OVERVIEW

Net income for the first quarter of 2009 was $25.8 million, representing an increase of $3.6 million, or 16%, compared to the same period in 2008. Diluted earnings per Class A Common Share increased 16% to $1.24 for the first quarter of 2009 compared to $1.07 for the same period in 2008.

General highlights for the first quarter of 2009 by business segment consist of the following:

Traditional Banking

•
Traditional Banking business operating segment net income decreased $2.7 million, or 56%, for the quarter ended March 31, 2009 compared to the same period in 2008. The fluctuation in the traditional Banking segment net income resulted primarily from an Other-than-temporary impairment (“OTTI”) charge recorded for a portion of the Company’s investment portfolio, which was partially offset by an increase in net interest income resulting from the year over year decline in short-term interest rates. In addition, the Company recorded significant write-downs during the first quarter of 2009 for two of its Other Real Estate Owned (“OREO”) properties.

•
Net interest income within the traditional Banking segment increased $2.8 million, or 11%, for the quarter to $28.0 million. During the first quarter of 2009, net interest income within the traditional Banking segment continued to benefit from declining short-term interest rates in combination with a “steepening” of the yield curve. Overall, the Banking segment’s net interest margin increased to 3.85% for first quarter of 2009.

•
The Banking segment provision for loan losses was $3.7 million for the quarter ended March 31, 2009 compared to $3.0 million for the same period in 2008. The increase in the traditional Banking segment provision expense related to the increase in classified, delinquent and non-performing loans. Approximately $1.9 million of the first quarter 2008 provision for loan loss related to one land development loan in Florida.

•
Non interest income decreased $3.3 million, or 53%, for the first quarter of 2009 compared to the same period in 2008. The Company recognized a net loss on sales, calls and impairment on securities of $3.1 million during the first quarter of 2009 compared to $219,000 during the first quarter of 2008. During the first quarter of 2009, the Company recorded additional non cash OTTI charges related to its available for sale private label mortgage backed securities and other private label mortgage-related securities. See Footnote 2 “Investment Securities” of Part I Item I “Financial Statements” for additional discussion.

•
Total non interest expense within the traditional Banking segment increased $3.4 million, or 16%, during the first quarter of 2009 compared to the first quarter of 2008. The Company recorded $1.7 million in write-downs during the first quarter of 2009 for two of its OREO properties. Excluding the OREO write downs, the increase in non interest expense was modest despite a growth in banking centers from the prior year. The remaining increase was predominantly in the occupancy and equipment and FDIC insurance categories. See additional discussion below under “Non interest Expenses.”

•
Total non-performing loans to total loans increased to 1.06% at March 31, 2009, from 0.58% at December 31, 2008, as the total balance of non-performing loans increased by $11 million for the same period. The increase in non performing loans was primarily within the real estate construction, commercial real estate and residential real estate categories and is attributable to general declines in the housing market over the past few years, falling home prices and increasing foreclosures. In addition, unemployment and under-employment have negatively impacted the credit performance of real estate related loans, in general. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of general business activity. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on its business, financial condition and results of operations. Ten relationships classified as non performing for the first time during the first quarter of 2009 represented $8.0 million, or 72%, of the increase from December 31, 2009. As a result of these additions, the Company recorded additional provision for loan loss expense of approximately $1.4 million during the first quarter of 2009. The Company does not anticipate a substantial increase in losses resulting from the current rise in the level of these non-performing loans at this time. See additional discussion at Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K.

Tax Refund Solutions (“TRS”)

•
Republic ended the quarter with total assets of $3.3 billion, representing an increase of $214 million, or 7%, compared to March 31, 2008 and a decline of $602 million, or 15%, compared to December 31, 2008. The majority of the decrease in total assets from December 31, 2008 resulted from a decline in excess cash which the Company used to pay down maturing brokered certificates of deposit. During the fourth quarter of 2008, the Company obtained $918 million in brokered certificates of deposits to be used as funding for expected Refund Anticipation Loan (“RAL”) volume during the first quarter 2009 tax season. Substantially all of these brokered certificates of deposits matured during the first quarter of 2009. Federal Home Loan Bank Advances (“FHLB”) were used to replace the maturing brokered certificates of deposits when excess cash was not available to pay off the maturity.

•
Due to the excessive costs of securitization structures, which resulted from a significant lack of liquidity in the credit markets during the latter half of 2008, the Company elected not to obtain funding from a securitization structure for the first quarter 2009 tax season. Instead, the Company utilized its traditional borrowing sources, including brokered certificates of deposit, as its primary RAL funding source for the first quarter 2009 tax season. Accounting for this change in funding strategy caused, and will continue to cause throughout the year, differences among some income and expense items when comparing results of operations for 2009 to 2008. The securitization had the effect during 2008 of reclassifying for securitized RALs the fee income earned, interest expense paid and provision expense into “Net RAL securitization income,” which is a component of non interest income. During 2009, these items were, and will continue to be, classified in interest income on loans, interest expense on deposits and provision for loan losses, respectively.

•
TRS business operating segment net income increased $4.3 million, or 26%, for the first quarter of 2009 compared to the same period in 2008 primarily due to the overall growth in volume offset by higher estimated RAL losses as a percent of total originations. The total dollar volume of tax return refunds processed during the first quarter 2009 tax season increased $2.2 billion, or 45%, over the same period in 2008. Total RAL dollar volume increased from $1.8 billion during the first three months of 2008 to $2.5 billion during the first three months of 2009. The increase in overall volume discussed above was offset by higher estimated losses and the increase in non interest expenses. See additional discussion below under “RAL Provision for Loan Losses” and “Non interest expenses.”

•
In addition to the increased RAL volume, Electronic Refund Checks (“ERC”) and Electronic Refund Deposits (“ERD”) dollar volume also increased approximately 47% over the first quarter of 2008. The growth during 2009 related to additional business obtained through the Company’s Jackson Hewitt relationship and through the Company’s independent tax-preparer customer base.

•
Net interest income within the TRS segment increased $33.2 million or 171% for the quarter to $52.6 million. The increase in net interest income within the TRS segment was due to a 39% growth in the volume of RALs originated combined with the change in funding strategy for TRS from the prior year. During the first quarter 2009 tax season, all $56.8 million in RAL fee income was included in interest income on loans. During the first quarter of 2008, $18.4 million in RAL fees were included in interest income on loans with approximately $21.7 million included as a component of Net RAL securitization income.

•
Non interest income within the TRS segment decreased $3.2 million, or 12%, during the first quarter of 2009. The decrease in non interest income within the TRS segment was due primarily to the change in the Company’s funding strategy for the tax business. The Company recognized net RAL securitization income of $12.6 million during the first quarter of 2008. All fee and expense components that would have made up this amount in 2009 are included within interest income on loans, interest expense on deposits and provision for loan losses due to the change in funding strategy. In addition to the change in Net RAL securitization income, Electronic Refund Check (“ERC”) fees increased $8.9 million, or 64% during the first quarter of 2009 consistent with the overall growth in the business.

•
Profitability in the Company’s TRS business operating segment is primarily driven by the volume of RAL transactions processed and the loss rate incurred on RALs, and is particularly sensitive to both measures. Through March 31, 2009, the Company processed 39% more in dollars of RALs originated compared to the same period in 2008. As of March 31, 2009, $34.9 million of total RALs originated were outstanding past their expected funding date from the IRS compared to $19.2 million at March 31, 2008, representing 1.43% and 1.11% of total gross RALs originated during the respective tax years by the Company. The March 31, 2008 uncollected RAL amount includes $9.4 million for RALs that were securitized by the Company. The higher year-over-year uncollected RAL rate was primarily related to an increase in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts. In addition, the overall dollar increase in uncollected RALs was also driven by the year-over-year growth in volume.

•
The Company expects the actual loss rate realized will be less than the current delinquency rate as the Company will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the RALs. As a result of the higher current overall RAL delinquency rate, however, the TRS segment’s provision for loan losses increased from $7.5 million during the first quarter of 2008 to $22.0 million during the first quarter of 2009. Included as a credit to the first quarter 2009 TRS provision for loan losses, and as a recovery in the analysis of the allowance for loan losses, was $2.8 million, which represents a limited preparer-provided guarantee on RAL product performance. The Company’s loss reserves for RALs equate to 1.10% and 0.87% of total RALs originated during the first quarter of each year. The higher estimated year over year loss rate was primarily related to an increase in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts. In addition, the overall dollar increase in estimated losses was also driven by the year-over-year growth in RAL volume. Based on the Company’s 2009 RAL volume, each 0.10% increase in the loss rate for RALs represents approximately $2.5 million in additional provision for loan loss expense.

•
Total non interest expenses within the TRS segment increased $6.3 million, or 50%, during the first quarter of 2009 compared to 2008. This overall increase was related primarily to the overall growth in the program.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

Mortgage Banking

•
Within the Mortgage Banking segment, mortgage banking income increased $2.6 million during the first quarter of 2009 compared to the same period in 2008. The majority of this increase was in the “gain on sale of loan” category, as a meaningful decline in short-term interest rates caused an increase in demand for 15 and 30 year fixed rate loans, which the Company sells into the secondary market. The Company sold $187 million in fixed rate loans into the secondary market during the first quarter of 2009 compared to $73 million during the first quarter of 2008. As of March 31, 2009, the Company had $12 million in loans held for sale with $129 million in fixed rate loan commitments to its customers and $112 million in mandatory forward sales contracts primarily to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). At March 31, 2008, the Company had $11 million in loans held for sale with $27 million in fixed rate loan commitments to its customers and $32 million in mandatory forward sales contracts primarily to Freddie Mac. In accordance with Staff Accounting Bulletin (“SAB”) 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” and Statement of Financial Accounting Standard (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” the Company carries its loans held for sale, fixed rate loan commitments to its customers and mandatory forward commitments to Freddie Mac at fair value. As previously discussed, mortgage banking income during the first quarter of 2009 was also positively impacted by the reversal of $1.1 million of the valuation allowance related to the MSR portfolio.

BUSINESS SEGMENT COMPOSITION

As of March 31, 2009, the Company was divided into three distinct business operating segments: Banking, Tax Refund Solutions and Mortgage Banking.

Net income, total assets and net interest margin by business operating segment for the three months ended March 31, 2009 and 2008 are presented below:

	Three Months Ended March 31, 2009
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$2,131	$20,885	$2,743	$25,759
Segment assets	3,187,188	137,555	12,902	3,337,645
Net interest margin	3.85%	NM	NM	8.12%

	Three Months Ended March 31, 2008
(in thousands)	Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$4,829	$16,550	$744	$22,123
Segment assets	2,852,709	260,379	10,943	3,124,031
Net interest margin	3.84%	NM	NM	5.57%

NM – Not Meaningful

(I)  Banking

As of March 31, 2009, Republic had 45 full-service banking centers with 36 located in Kentucky, five located in metropolitan Tampa, Florida, three located in southern Indiana and one located in metropolitan Cincinnati, Ohio. RB&T’s primary market areas are located in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington, Florence, Fort Wright and Independence. Based on RB&T’s most recent banking center evaluation, one of its four northern Kentucky locations will be closed in the third quarter of 2009. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in Hudson, New Port Richey, Palm Harbor, Port Richey and Temple Terrace, Florida, as well as metropolitan Cincinnati, Ohio.

(II)  Tax Refund Solutions (“TRS”)

Republic, through its TRS business operating segment, is one of a limited number of financial institutions which facilitates the payment of federal and state tax refunds through third party tax-preparers located throughout the U.S., as well as tax preparation software providers. The Company facilitates the payment of these tax refunds through three primary products: Electronic Refund Checks (“ERCs”), Electronic Refund Deposits (“ERDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by TRS occurs in the first quarter of the year.

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

RALs are short-term consumer loans offered to taxpayers that are secured by the customer’s anticipated tax refund, which represents the source of repayment. The Company underwrites the RAL application through an automated credit review process utilizing information contained in the taxpayer’s tax return and the tax-preparer’s history. If the application is approved, the Company advances the amount of the refund due on the taxpayer’s return up to specified amounts less the loan fee due to the Company and, if requested by the taxpayer, the fees due for preparation of the return to the tax-preparer. As part of the RAL application process, each taxpayer signs an agreement directing the IRS to send the taxpayer’s refund directly to the Company. The refund received from the IRS is used by the Company to pay off the RAL. Any amount due the taxpayer above the amount of the RAL is remitted to the taxpayer once the refund is received by the Company. The funds advanced by the Company are generally repaid by the IRS within two weeks. The fees earned on RALs are reported as interest income under the line item “Loans, including fees.”

Rebate Accruals

The Company makes rebate payments to third party technology and service providers within its TRS business operating segment. These rebates are reflected in the financial statements as a reduction to RAL fees and ERC fees. All rebate payments to an individual technology and service provider are based on the product volume funded by the IRS with various rebate tiers at different volume levels. In addition, rebate payments made to the service providers are significantly influenced by RAL losses. While the rebates paid to the Company’s technology providers are typically paid throughout the year, the rebate payments paid to the third party service providers are typically paid  subsequent to the first quarter.

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

The Company accrued $30.0 million in total rebates during the first quarter of 2009 compared to $26.3 million during the same period in 2008. While total TRS gross product revenue increased 38% during the first quarter of 2009 compared to the same period in 2008, rebate accruals increased 18% for the same period. The overall increase in rebates was less than the increase in total gross revenue during the first quarter of 2009 due to larger payments made through a fixed fee component, in lieu of rebates. This fixed fee component is classified in non interest expense on the income statement. In addition, the Company was able to obtain more favorable contract terms during the first quarter 2009 tax season which effectively lowered the Company’s anticipated payments to its service providers.

TRS Funding – First Quarter 2009 Tax Season

Due to the excessive costs of securitization structures, which resulted from a significant lack of liquidity in the credit markets during the latter half of 2008, the Company elected not to obtain funding from a securitization structure for the first quarter 2009 tax season. Instead, the Company utilized brokered certificates of deposits and its traditional borrowing lines of credit as its primary RAL funding source for the first quarter 2009 tax season. Accounting for this change in funding strategy has caused differences among some income and expense items when comparing income statement results for 2009 to results in 2008. The securitization had the effect during 2008 of reclassifying for securitized RALs the fee income earned, interest expense paid and provision expense into “Net RAL securitization income,” which is a component of non interest income. During 2009, these items were, and will continue to be, classified in interest income on loans, interest expense on deposits and provision for loan losses, respectively.

During the fourth quarter of 2008, the Company obtained $918 million in brokered certificates of deposits to be utilized to fund the RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average rate of 2.71%. Also, during January of 2009, the Company obtained an additional $375 million in brokered certificates of deposits. These brokered certificates of deposits had a weighted average life of 45 days and a weighted average interest rate of 1.27%.

TRS Funding – First Quarter 2008 Tax Season

The Company recognized net RAL securitization income of $12.6 million and sold $1.1 billion RALs into the securitization during the first quarter of 2008. During 2008, in addition to the securitization structure, the Company also utilized brokered certificates of deposits to fund RALs retained on balance sheet. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 5.09%. Also, during January of 2008, the Company obtained an additional $200 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits had a weighted average life of three months and a weighted average interest rate of 4.95%.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Overview”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loans Losses.” In addition, Footnote 3 contains a detailed table illustrating the effect on the 2009 provision for loan losses of TRS if final losses of RALs differ from management’s current estimate by as much as 33 basis points higher or lower.

(III)  Mortgage Banking

Mortgage Banking activities primarily include 15, 20 and 30-year fixed term single family residential rate real estate loans that are sold into the secondary market, primarily to Freddie Mac. Since 2003, the Bank has historically retained servicing on substantially all loans sold into the secondary market. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and insurance and remitting payments to secondary market investors. A fee is received by the Bank for performing these standard servicing functions.

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

See additional detail regarding Mortgage Banking above under “Overview” and under Footnote 10 “Segment Information” of Part I Item 1 “Financial Statements.”

RESULTS OF OPERATIONS

Net Interest Income

The largest source of Republic’s revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates. The overall reduction in the Company’s cost of funds is illustrated in Table 2 “Volume/Rate Variance Analysis.” A detailed analysis of the change in net interest income by business segment is as follows:

Traditional Banking segment

The traditional Banking segment net interest margin increased 1 basis point to 3.85% for first quarter of 2009 compared to the same period in 2008. The increase in the traditional Banking segment’s net interest margin was primarily tied to decreases in the Federal Funds Target rate (“FFTR”). From September 2007 through December 2008, the Federal Open Markets Committee (“FOMC”) of the Federal Reserve Bank (“FRB”) lowered the FFTR by 425 basis points. In December of 2008, the FFTR was lowered once again to end the year at an unprecedented “target range” between 0.00% and 0.25%. The FFTR is the index which many of the Company’s short-term deposit rates track. Because the Company’s interest bearing liabilities continue to be more sensitive to interest rate movements than its assets, the decreases in the FFTR have significantly benefited the Company’s net interest income and net interest margin since the fourth quarter of 2007.

The positive earnings impact of the FFTR reductions by the FOMC during the first quarter of 2009 were not as significant as those experienced by Republic in the past, due to the inability of the Company to further reduce deposit costs as short-term market rates have approached and/or reached zero percent. In addition, the general lack of liquidity in the wholesale markets has caused a large part of the Company’s incremental funding costs to increase, a trend that has also offset some of the positive impact to the Company’s net interest margin it received from declining short-term rates.

The Company also continues to experience paydowns in its loan and investment portfolios. These paydowns have caused, and will continue to cause, compression in Republic’s net interest income and net interest margin, as the cash received from these paydowns is reinvested at lower yields. Additionally, because the FFTR is now at a target range between 0.00% and 0.25%, no future FFTR decreases from the FOMC are possible, exacerbating the compression to the Company’s net interest income and net interest margin caused by its repricing loans and investments. The Company is unable to precisely determine the ultimate negative impact to the Company’s net interest spread and margin in the future because several factors remain unknown at this time, such as future demand for financial products and the overall future need for liquidity, among many other factors.

TRS segment

Net interest income within the TRS segment increased $33.2 million or 171% for the quarter to $52.6 million. The increase in net interest income within the TRS segment was due to a 39% growth in the volume of RALs originated volume combined with the change in funding strategy for TRS from the prior year. During the first quarter 2009 tax season, all $56.8 million in RAL fee income was included in interest income on loans. During the first quarter of 2009, TRS earned $56.8 million in net RAL fee income, compared to $40.1 million (includes $21.7 million in RAL fees recorded as a component of net RAL securitization income) for the same period in 2008.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Overview”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see section titled “Interest Rate Sensitivity” in this section of the document.

Table 1 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three month periods ended March 31, 2009 and 2008. Table 2 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities.

Table 1 – Average Balance Sheets and Interest Rates for the Three Months Ended March 31, 2009 and 2008

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Taxable investment securities(1)	$570,862	$5,434	3.81%	$622,687	$9,049	5.81%
Tax exempt investment securities(4)	1,832	6	2.02	1,783	24	8.28
Federal funds sold and other	795,834	591	0.30	119,573	907	3.03
Loans and fees(2)(3)	2,612,313	91,326	13.98	2,463,090	57,780	9.38
Total earning assets	3,980,841	97,357	9.78	3,207,133	67,760	8.45
Less: Allowance for loan losses	29,605			16,059
Non-earning assets:
Cash and cash equivalents	147,611			132,229
Premises and equipment, net	43,069			39,885
Other assets(1)	32,867			29,998
Total assets	$4,174,783			$3,393,186

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$239,703	$35	0.06%	$225,940	$294	0.52%
Money market accounts	560,101	728	0.52	621,600	4,116	2.65
Time deposits	447,223	3,521	3.15	438,722	4,811	4.39
Brokered deposits	1,108,720	6,054	2.18	394,218	5,080	5.15
Total deposits	2,355,747	10,338	1.76	1,680,480	14,301	3.40

Repurchase agreements and other short-term borrowings	327,006	339	0.41	405,214	2,767	2.73
Federal Home Loan Bank advances	547,540	5,244	3.83	519,637	5,437	4.19
Subordinated note	41,240	620	6.01	41,240	627	6.08
Total interest-bearing liabilities	3,271,533	16,541	2.02	2,646,571	23,132	3.50

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	531,496			435,867
Other liabilities	78,298			56,012
Stockholders' equity	293,456			254,736
Total liabilities and stockholders' equity	$4,174,783			$3,393,186

Net interest income		$80,816			$44,628

Net interest spread			7.76%			4.95%

Net interest margin			8.12%			5.57%

(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $57.8 million and $19.4 million for the three months ended March 31, 2009 and 2008.
(3)	Average balances for loans include the principal balance of non accrual loans.
(4)	Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

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

Table 2 – Volume/Rate Variance Analysis

	Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
		Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$(3,615)	$(703)	$(2,912)
Tax exempt investment securities	(18)	1	(19)
Federal funds sold and other	(316)	1,139	(1,455)
Loans and fees	33,546	43,529	(9,983)
Net change in interest income	29,597	43,966	(14,369)

Interest expense:

Transaction accounts	(259)	17	(276)
Money market accounts	(3,388)	(371)	(3,017)
Time deposits	(1,290)	92	(1,382)
Brokered deposits	974	5,182	(4,208)
Repurchase agreements and other short-term borrowings	(2,428)	(450)	(1,978)
Federal Home Loan Bank advances	(193)	282	(475)
Subordinated note	(7)	-	(7)
Net change in interest expense	(6,591)	4,752	(11,343)

Net change in net interest income	$36,188	$39,214	$(3,026)

Non interest Income

Non interest income decreased $3.4 million, or 10%, for the first quarter of 2009 compared to the same period in 2008. A detailed analysis of the change in non interest income by business segment follows:

Traditional Banking segment

Service charges on deposit accounts decreased $123,000, or 3%, during the first quarter of 2009 compared to the same period in 2008. The decrease was due primarily to a decline in the Company’s checking account base in combination with a reduction in the marketing of certain retail checking products. While certain retail checking products historically produced higher deposit fee revenue, they also experienced significantly higher account closings and charge-offs. As a result, management decided to reduce the Company’s marketing efforts on these more labor intensive accounts and focus more on its traditional retail checking account offerings. The overall decline in service charges on deposits was offset by a 3% increase in the Company’s per item overdraft fee which occurred in March of 2008. Included in service charges on deposits are net per item overdraft fees of $2.8 million and $3.2 million for the first quarters of 2009 and 2008, respectively.

The Company recognized a net loss on sales, calls and impairment on securities of $3.1 million during the first quarter of 2009 compared to $219,000 during the first quarter of 2008. During the first quarter of 2009, the Company recorded total non cash other-than-temporary impairment charges of $3.1 million related to its available for sale private label mortgage backed securities and other private label mortgage-related securities. See Footnote 2 “Investment Securities” of Part I Item I “Financial Statements” for additional discussion.

TRS segment

Approximately $12.2 million of the decrease in non interest income was due to the change in the Company’s funding strategy for the tax business during the first quarter of 2009. The securitization utilized during the first quarter of 2008 had the effect of reclassifying the fee income earned, interest expense paid for securitized RALs and provision expense for securitized RALS into “Net RAL securitization income,” which is a component of non interest income. During the first quarter of 2009, these items were classified in interest income on loans, interest expense on deposits and provision for loan losses, respectively. The Company recognized net RAL securitization income of $12.6 million and sold $1.1 billion RALs into the securitization during the first quarter of 2008.

ERC fees increased $8.9 million, or 64%, for the first quarter of 2009 compared to the same period in 2008 attributable to the overall increase in volume at TRS during the tax season. The increase in ERC fees was consistent with the growth in the overall tax program, which resulted from an increase in the Company’s tax preparer base.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Overview”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $2.6 million for the first quarter of 2009 compared to the same period in 2008. The majority of this increase was in the “gain on sale of loan” category, as a meaningful decline in short-term interest rates caused an increase in demand for 15 and 30 year fixed rate loans, which the Company sells into the secondary market. The Company sold $187 million in fixed rate loans into the secondary market during the first quarter of 2009 compared to $73 million during the first quarter of 2008. As of March 31, 2009, the Company had $12 million in loans held for sale with $129 million in fixed rate loan commitments to its customers and $112 million in mandatory forward sales contracts primarily to Freddie Mac. At March 31, 2008, the Company had $11 million in loans held for sale with $27 million in fixed rate loan commitments to its customers and $32 million in mandatory forward sales contracts primarily to Freddie Mac. In accordance with Staff Accounting Bulletin (“SAB”) 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” and Statement of Financial Accounting Standard (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” the Company carries its loans held for sale, fixed rate loan commitments to its customers and mandatory forward commitments to Freddie Mac at fair value.

Due to the significant reduction in long-term interest rates during December of 2008, the fair value of the Mortgage Servicing Rights (“MSR”) portfolio declined as pre-payment speed assumptions were adjusted upwards resulting in an impairment charge of $1.3 million for the fourth quarter and year ended December 31, 2008. During the first quarter of 2009, prepayment speed assumptions stabilized to levels last seen prior to December of 2008 and the Company reversed $1.1 million from the valuation allowance. At March 31, 2009 five of the total 22 tranches remained impaired for a total of $122,000. There were no impairment charges recorded prior to the fourth quarter of 2008.

Non interest Expenses

Non interest expenses increased $10.0 million, or 30%, for the first quarter of 2009 to $43.6 million. Approximately $6.3 million of the increase was related to TRS and was driven by the significant year over year growth in the program. Within the Company’s other operating segments, non interest expenses increased $3.7, for the quarter, or 17%, over the first quarter of 2008. A detailed analysis of the change in non interest income by business segment follows:

TRS segment

TRS occupancy and equipment expense increased $436,000 primarily due to higher leased and rented equipment and facility rent expense, as the Company continued to expand its infrastructure to accommodate the increased volume of the business.

TRS marketing and development expense increased $4.0 million due to expenses associated with the Program and Technology Agreements related to the Jackson Hewitt relationship. The increase in 2009 was the result of additional transaction volume in conjunction with the amended agreements signed during the fourth quarter of 2008.

TRS communication and transportation expense and office supplies increased $694,000 and $290,000, respectively, consistent with the overall growth in the program.

FDIC insurance assessment expense increased $371,000 during the first quarter of 2009 compared to the same period in 2008. The increase related to primarily to higher premium assessments and brokered certificates of deposits acquired by the Company to fund the first quarter 2009 tax business.

Other expenses at TRS increased $398,000 primarily due to expenses such as routine professional fees, fraud detection and identification verification, and correspondent banking relationships. Included in professional fees is the annual review of the RAL underwriting by a third party consultant and increased routine audits of tax preparation offices nationwide.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Overview”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

Traditional Banking segment

Occupancy and equipment increased $827,000 primarily due to growth in the Company’s infrastructure and banking center network, as well as increased leasing costs and service agreements for the Company’s technology and operating systems. In addition, the Company recorded a pre-tax charge in occupancy and equipment of $138,000 associated with remaining scheduled lease payments and acceleration of depreciation of leasehold improvements for one of its northern Kentucky locations which is scheduled to close during the third quarter of 2009.

FDIC insurance assessment expense increased $619,000 during the first quarter of 2009 compared to the same period in 2008. The increase related to primarily to higher premium assessments from the FDIC.

Other real estate owned expense increased $1.7 million primarily due to two write downs related to Other real estate owned (“OREO”) held in Florida. The Company currently has a sales contract pending for one of the properties.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2009 AND DECEMBER 31, 2008

Investment Securities

Investment securities available for sale primarily consist of U.S. Treasury and U.S. Government agency obligations, including agency mortgage backed securities (“MBSs”), agency collateralized mortgage obligations (“CMOs”) and private label mortgage backed and other private label mortgage-related investment securities. The agency MBSs primarily consist of hybrid mortgage investment securities, as well as other adjustable rate mortgage investment securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”). Agency CMOs held in the investment portfolio are substantially all floating rate investment securities that adjust monthly. The Company primarily uses the investment securities portfolio as collateral for securities sold under agreements to repurchase (“repurchase agreements”). The Company has historically invested in investment securities with shorter-term repricing features in order to mitigate its risk position from rising interest rates. Strategies for the investment securities portfolio may be influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

U.S. Treasury and U.S. Government agency obligations decreased $442 million at March 31, 2009 compared to December 31, 2008. As mentioned throughout this document, during the fourth quarter of 2008, the Company obtained $918 million in brokered certificates of deposits to be utilized to fund the first quarter 2009 tax season. These brokered certificates of deposits had a weighted average life of three months with a weighted average rate of 2.71%. During the fourth quarter of 2008, the Company invested a portion of the funds obtained from the brokered certificates of deposits in short-term agency discount notes and callable securities which were called during the first quarter.

During the first quarter of 2009, Republic purchased $300 million in available for sale investment securities and had maturities and calls of $754 million. Substantially all of the investment securities purchased were agency discount notes, which the Company utilized primarily for short-term collateral purposes. The weighted average yield on these discount notes was 0.10% with an average term of 8 days. Substantially all of the cash received from the maturities and calls of the investment securities that was not reinvested into discount notes was utilized to pay down advances from the FHLB.

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. The Company owned and continues to own five private label mortgage backed and other private label mortgage-related securities with a fair value of $10.7 million at March 31, 2009. These securities are not guaranteed by government agencies. Approximately $5.4 million of these securities are mostly backed by “Alternative A” first lien mortgage loans. The remaining $5.3 million represents an asset backed security with an insurance “wrap” or guarantee. The average life of these securities is currently estimated to be approximately five years. Due to current market conditions, all of these assets are extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with SFAS 157 “Fair Value Measurements.” Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for these investments.

As a result of the impairment charges noted above, all respective unrealized losses during 2008 and the first quarter of 2009 were transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified as net loss on sales, calls and impairments of securities in the consolidated statement of income and comprehensive income. See additional discussion above under Footnote 2 “Investment Securities” of Item 1 “Financial Statements.”

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, within the Banking segment decreased by $11.3 million during the first quarter of 2009 to $2.3 billion at March 31, 2009. The Company continued to experience a decline in all loan categories during the first quarter of 2009 due to several factors, including the current economic environment, stricter underwriting guidelines implemented in 2008 and continued in 2009 and higher pricing requirements for portfolio level loans. The Company currently expects to maintain these pricing and underwriting strategies until it sees improvement in these conditions and, as a result, the Company anticipates a continued decline in loan balances throughout the remainder of the year. In addition, the Company experienced more borrowers opting for its secondary market fixed rate product over its portfolio ARM product during the first quarter of 2009 due to the historically low fixed rate environment. This shift in demand for fixed rate residential real estate loans also contributed to the overall decline in the Company’s loan portfolio during the quarter.

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses as a percent of total loans increased to 0.77% at March 31, 2009 compared to 0.64% at December 31, 2008. In general, the increase in the allowance for loan losses as a percentage of total loans was primarily attributable to additional reserves recorded based on the increase in past due loan balances, non-performing loan balances and classified loans. The Company believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2009.

The Company recorded a provision for loan losses of $25.7 million for the quarter ended March 31, 2009, compared to $10.5 million for the same period in 2008. Included in the provision for loan losses for 2009 and 2008 was $22.0 million and $7.5 million for net estimated losses associated with RALs retained on balance sheet. The increase in estimated losses associated with RALs was primarily due to increased volume and an increase in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts. In addition, as previously discussed within this filing, TRS’ prior year funding strategy had the effect of reclassifying $7.3 in losses on securitized RALs as a decrease to Net RAL securitization income because these losses represented a reduction to the future estimated cash flows of the Company’s residual interest. The Company’s current year funding strategy of keeping all RALs on-balance sheet caused all losses to be recorded through the allowance for loan losses like a traditional loan.

Within the traditional Banking segment the provision for loan losses for the first quarter of 2009 was $3.7 million compared to $3.0 million during the first quarter of 2008. Approximately $1.9 million of the decrease in the provision for loan losses within the traditional Banking segment was attributable to a reserve recorded during the first quarter of 2008 related to one land development loan in Florida placed on non accrual status. The decrease in the provision related to the one specific land development loan was largely offset by provisions during the first quarter of 2009 primarily related to increases in past due loan balances, non-performing loan balances and classified loans.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Overview”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 3 – Summary of Loan Loss Experience

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
Allowance for loan losses at beginning of period	$14,832	$12,735
Charge offs:
Real Estate:
Residential	(254)	(546)
Commercial	-	-
Construction	(4)	-
Commercial	(19)	-
Consumer	(371)	(450)
Home Equity	(247)	(64)
Tax Refund Solutions	(27,054)	(7,873)
Total	(27,949)	(8,933)
Recoveries:
Real Estate:
Residential	9	42
Commercial	16	18
Construction	-	-
Commercial	7	3
Consumer	113	119
Home Equity	10	4
Tax Refund Solutions	5,175	538
Total	5,330	724

Net loan charge offs	(22,619)	(8,209)
Provision for loan losses	25,665	10,499
Allowance for loan losses at end of period	$17,878	$15,025

Ratios:
Allowance for loan losses to total loans	0.77%	0.64%
Allowance for loan losses to non-performing loans	73	83
Allowance for loan losses to non-performing assets	58	79
Annualized net loan charge offs to average loans outstanding - Total Company	3.46	1.32
Annualized net loan charge offs to average loans outstanding - Traditional Banking Segment	0.13	0.14

Asset Quality

The Company maintains a “watch list” of commercial and commercial real estate loans and reviews those loans on a regular basis. Generally, assets are designated as “watch list” loans to ensure more frequent monitoring. Watch list assets are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is placed on non accrual status.

Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type, assigning risk multiples to certain categories to account for qualitative factors including current economic conditions. Both an average five-year loss rate and a loss rate based on heavier weighting of the previous two years’ loss experience are reviewed in the analysis. Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type. In addition, historical loss rates for non accrual loans and loans that are past due 90 days or more and that are not specifically classified are analyzed and applied based on respective balances and loan types.

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

Loans, including impaired loans under SFAS 114, “Accounting by Creditors for Impairment of a Loan,” but excluding consumer loans, are typically placed on non-accrual status when the loans become past due 75 days or more as to principal or interest, unless the loans are adequately secured and in the process of collection. Past due status is based on how recently payments have been received. When loans are placed on non-accrual status, all unpaid interest is reversed from interest income and accrued interest receivable. These loans remain on non-accrual status until the borrower demonstrates the ability to become and remain current or the loan or a portion of the loan is deemed uncollectible and is charged off.

Consumer loans are not placed on non-accrual status but are reviewed periodically and generally charged off when the loans reach 120 days past due or at any earlier point the loan is deemed uncollectible. RALs traditionally undergo a review in March, June and July of each year and those RALs deemed uncollectible are charged off against the allowance for loan losses.

Total non-performing loans to total loans increased to 1.06% March 31, 2009, from 0.58% at December 31, 2008, as the total balance of non-performing loans increased by $11 million for the same period. As detailed below in Table 5“Non Performing Loan Composition,” the increase in non performing loans was primarily within the real estate construction, commercial real estate and residential real estate categories.

Deterioration in the housing market over the past few years, reduced demand, falling home prices and increasing foreclosures, unemployment and under-employment have negatively impacted the credit performance of real estate related loans. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of general business activity. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on its business, financial condition and results of operations. See additional discussion at Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K.

Ten relationships classified as non performing for the first time during the first quarter of 2009 represented $8.0 million, or 72%, of the increase from December 31, 2008. As a result of these additions, the Company recorded additional provision for loan loss expense of approximately $1.4 million during the first quarter of 2009. The Company does not anticipate a substantial increase in additional losses resulting from the current rise in the level of these non-performing loans at this time.

Other real estate owned (“OREO”) increased $649,000 at March 31, 2009 compared to December 31, 2008. During the first quarter of 2009, the Company transferred $805,000 from fixed assets to OREO, as management modified its intent to develop a banking center on land acquired during the GulfStream Community Bank purchase. The Company recorded an OREO write-down of $1.3 million related to this property during the first quarter of 2009. Approximately $4.0 million of the OREO category relates to one land development property in Florida. The Company currently has a sales contract pending for this property. The pending sales contract is expected to be finalized during the second quarter of 2009, and as a result of the contract, the Company recorded an additional OREO write-down of $372,000 during the first quarter of 2009.

Table 4 – Non-performing Loans and Non-performing Assets

(dollars in thousands)	March 31, 2009	December 31, 2008

Loans on non-accrual status(1)	$24,133	$11,324
Loans past due 90 days or more and still on accrual	352	2,133
Total non-performing loans	24,485	13,457
Other real estate owned	6,386	5,737
Total non-performing assets	$30,871	$19,194

Non-performing loans to total loans	1.06%	0.58%
Non-performing assets to total loans (including OREO)	1.33%	0.83

(1)	Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Table 5 – Non-performing Loan Composition

	March 31,	December 31,
(in thousands)	2009	2008

Residential real estate	$9,625	$7,145
Commercial real estate	6,243	2,665
Real estate construction	6,987	2,749
Commercial	577	243
Consumer	38	86
Home equity	1,015	567
Total non performing loans	$24,485	$13,457

Republic defines impaired loans to be those commercial, commercial construction and commercial real estate loans that are:
•	classified as doubtful (collection of total amount due is improbable);
•	classified as loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided);
•	classified as substandard, with the aggregate relationship balance exceeding $500,000; or
•	any loan that would otherwise meet the definition of being impaired.

Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $25.2 million at March 31, 2009 compared to $12.1 million at December 31, 2008. The increase during the first quarter of 2009 related to five commercial real estate relationships that were downgraded to substandard.

Deposits

Total deposits decreased $775 million from December 31, 2008 to March 31, 2009 to $2.0 billion. Interest-bearing deposits decreased $881 million, or 36%, while non interest-bearing deposits increased $106 million, or 39%, from December 31, 2008 to March 31, 2009. The increase in non interest bearing deposits was substantially all related to short-term float for tax refund checks issued to TRS clients.

The decrease in interest-bearing accounts was heavily concentrated in the brokered deposit category. Brokered deposits decreased $904 million during the first quarter of 2009 to $144 million. During the fourth quarter of 2008, the Company acquired approximately $918 million in brokered certificates of deposits to be utilized in the first quarter of 2009 to fund RALs. These deposits had a weighted average cost of 2.71% with an average life of three months. Also, during January of 2009, the Company obtained an additional $375 million in brokered certificates of deposits to fund anticipated RAL demand. These brokered certificates of deposits had a weighted average life of 45 days and a weighted average interest rate of 1.27%. FHLB advances were used to replace those brokered certificates of deposit where enough excess cash was not available to pay off the maturity.

For additional discussion regarding TRS, see the following sections:

•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Overview”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings declined $14 million, or 4%, during 2009. The majority of the repurchase accounts are large treasury management transaction relationships with normal recurring large fluctuations in account balances. All of these accounts require security collateral on behalf of Republic. The substantial majority of these accounts are indexed to immediately repricing indices such as the Federal Funds target rate. Based on the transactional nature of the Company’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

Federal Home Loan Bank Advances

FHLB advances increased $120 million during 2009 to $635 million. During the fourth quarter of 2008, the Company utilized excess cash from the previously mentioned brokered deposits to reduce overnight borrowings at the FHLB. FHLB advances were used during the first quarter to replace those brokered deposits where enough excess cash was not available to pay off the maturity.

Approximately $150 million of the FHLB advances at March 31, 2009 and December 31, 2008 were putable advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years if not put back to the Company earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Company at no penalty. The weighted average coupon on all of the Company’s putable advances at March 31, 2009 was 4.51%. Based on market conditions at this time, the Company does not believe that any of its putable advances are likely to be “put back” to the Company in the short-term by the FHLB.

Liquidity

The Company is significantly leveraged with a loan to deposit ratio (excluding brokered deposits) of 140% at March 31, 2009 and 150% at December 31, 2008. Traditionally, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At March 31, 2009 and December 31, 2008, Republic had available collateral to borrow an additional $327 million and $432 million, respectively from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $200 million available through various other financial institutions as of March 31, 2009. If the Company were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Company cannot obtain brokered deposits, the Company would be forced to offer above market deposit interest rates to meet its funding and liquidity needs.

Republic maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At March 31, 2009 and December 31, 2008, these investment securities had a fair value of $410 million and $594 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed.

At March 31, 2009, the Company had approximately $213 million in Premier First money market accounts, which is the Bank’s primary deposit product offering for medium to large business customers. These accounts do not require collateral, therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The 25 largest Premier First relationships represent approximately $91 million of the total balance. If any of these balances are moved from the Bank, the Company would likely utilize overnight borrowings in the short-term to replace the balances. On a longer-term basis, the Company would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Company believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the traditional retail bank deposits they replace, potentially decreasing the Company’s earnings.

The Company’s first quarter 2009 and 2008 RAL programs required significantly more liquidity than in prior tax seasons. In addition to the new business gained through the Jackson Hewitt relationship, the Company also experienced significant growth through its independent tax-preparer customer base. The Company utilized a securitization structure in addition to brokered deposits in 2008 to fund the RAL portfolio. Due to the excessive costs of securitization structures, which resulted from a significant lack of liquidity in the credit markets during the latter half of 2008, the Company elected not to obtain funding from a securitization structure for the first quarter 2009. Instead the Company primarily utilized brokered deposits as its RAL funding source for the first quarter 2009 tax season. FHLB advances were used during the first quarter of 2009 to replace those brokered certificates of deposit where enough excess cash was not available to pay off the maturity.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Overview”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At March 31, 2009 RB&T could, without prior approval, declare dividends of approximately $56 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

Capital

Total stockholders’ equity increased from $276 million at December 31, 2008 to $304 million at March 31, 2009. The increase in stockholders’ equity was primarily attributable to net income earned during the first quarter of 2009 reduced by cash dividends declared. In addition, stockholders’ equity also increased to a lesser extent from stock option exercises during the quarter.

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

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2009 and December 31, 2008, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

With regard to Republic Bank, the Qualified Thrift Lender (“QTL”) test requires at least 65% of assets be maintained in housing related loans and investments and other specified areas for nine out of the twelve calendar months each year. If this test is not met for at least nine out of twelve months, limits are placed on growth, branching, new investments, FHLB advances and dividends, or Republic Bank must convert to a commercial bank charter. Management currently believes that Republic Bank will meet the requirements of the QTL test for at least nine of out of twelve calendar months for 2009.

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the Federal Reserve Bank, FDIC and the OTS. Republic’s average capital to average assets ratio was 7.03% at March 31, 2009 compared to 8.28% at December 31, 2008. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of March 31, 2009 and December 31, 2008:

Table 6 – Capital Ratios

	As of March 31, 2009		As of December 31, 2008
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$347,852	17.26%	$319,087	15.43%
Republic Bank & Trust Co.	319,588	16.31	301,001	14.97
Republic Bank	39,593	51.64	12,522	22.74

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$329,973	16.37%	$304,255	14.72%
Republic Bank & Trust Co.	278,783	14.23	263,213	13.09
Republic Bank	39,069	50.96	12,028	21.85

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$329,973	7.93%	$304,255	8.80%
Republic Bank & Trust Co.	278,783	6.79	263,213	7.76
Republic Bank	39,069	10.08	12,028	15.70

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

Republic utilized an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are evaluated with the model. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve. These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve. As with the Company’s previous simulation models, the March 31, 2009 simulation analysis continues to indicate that an increase in interest rates would generally have a negative effect on net interest income. The Company did not run a model simulation for declining interest rates as of March 31, 2009, because the FOMC effectively lowered the Federal Funds Target rate to 0.00% in December 2008 and therefore, no further short-term rate reductions can occur. As the Company implements strategies to mitigate the negative impact of rising interest rates in the future, these strategies will lessen the Company’s forecasted “base case” net interest income in the event of no interest rate changes.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included under Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

Item 1A.   Risk Factors.

Information regarding risk factors appears in the Company’s Form 10-K for the year ending December 31, 2008, under the heading titled “Cautionary Statement Regarding Forward-Looking Statements” and in the Form 10-K Part I, Item 1A “Risk Factors.” There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2009 are included in the following table:
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

Jan. 1– Jan. 31	4,450		$26.21	4,450
Feb. 1– Feb. 28	7,895		13.51	1,821
March 1 – March 31	28,861		18.48	-
Total	41,206	*	$18.36	6,271	79,182
* - Represents 34,935 shares received by the Company in connection with stock option exercises.

During the first quarter of 2009, the Company repurchased 6,271 shares and there were 34,935 shares exchanged for stock option exercises. During the second quarter of 2007, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of an additional 300,000 shares from time to time, as market conditions are deemed favorable to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2009, the Company had 79,182 shares which could be repurchased under the current share repurchase programs.

During the first quarter of 2009, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 4.      Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders of Republic Bancorp, Inc. was held on April 23, 2008. The following items were considered:

Election of the following nominees to the Company’s Board of Directors for the ensuing year:

Nominee	Votes For	Votes Withheld

Bernard M. Trager	33,997,088	1,907,408

Steven E. Trager	34,169,279	1,735,217

A. Scott Trager	33,959,515	1,944,981

R. Wayne Stratton	35,722,451	182,044

Michael T. Rust	35,585,115	319,381

Sandra Metts Snowden	35,720,327	184,168

Susan Stout Tamme	35,488,898	415,597

Craig A. Greenberg	33,330,001	2,574,495

Ratification of the appointment of Crowe Horwath LLP as the independent registered public accountants for the ensuing year:

For:	35,839,521
Against:	63,249
Abstain:	1,726

Item 6. Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

April 24, 2009	By:	Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

April 24, 2009	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer