Form 10-Q
period 2009-06-30
REPUBLIC BANCORP INC /KY/
filed 2009-07-24
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           ☑     Yes   ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes   ☐    No

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 24, 2009, was 18,466,454 and 2,310,328, respectively.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	June 30,	December 31,
	2009	2008

ASSETS:

Cash and cash equivalents	$165,042	$616,303
Securities available for sale	451,744	853,909
Securities to be held to maturity (fair value of $67,278 in 2009 and $49,224 in 2008)	67,632	50,765
Mortgage loans held for sale	33,287	11,298
Loans, net of allowance for loan losses of $19,886 and $14,832 (2009 and 2008)	2,267,292	2,289,025
Federal Home Loan Bank stock, at cost	26,248	25,082
Premises and equipment, net	40,369	42,885
Goodwill	10,168	10,168
Other assets and accrued interest receivable	42,558	39,933

TOTAL ASSETS	$3,104,340	$3,939,368

LIABILITIES:

Deposits:
Non-interest-bearing	$338,806	$273,203
Interest-bearing	1,415,982	2,470,166
Total deposits	1,754,788	2,743,369

Securities sold under agreements to repurchase and other short-term borrowings	299,028	339,012
Federal Home Loan Bank advances	659,732	515,234
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	40,008	24,591

Total liabilities	2,794,796	3,663,446

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value	-	-
Class A Common Stock and Class B Common Stock, no par value	4,904	4,878
Additional paid in capital	124,974	123,441
Retained earnings	175,718	146,983
Accumulated other comprehensive income	3,948	620

Total stockholders’ equity	309,544	275,922

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,104,340	$3,939,368

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME:

Loans, including fees	$34,397	$38,762	$125,723	$96,542
Taxable investment securities	4,688	6,496	9,842	13,492
Tax exempt investment securities	6	21	12	45
Federal Home Loan Bank stock and other	415	394	1,286	3,354
Total interest income	39,506	45,673	136,863	113,433

INTEREST EXPENSE:

Deposits	4,616	8,009	14,954	22,310
Securities sold under agreements to repurchase and other short-term borrowings	242	1,416	581	4,183
Federal Home Loan Bank advances	6,100	6,348	11,344	11,785
Subordinated note	627	627	1,247	1,254
Total interest expense	11,585	16,400	28,126	39,532

NET INTEREST INCOME	27,921	29,273	108,737	73,901

Provision for loan losses	1,686	3,629	27,351	14,128

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	26,235	25,644	81,386	59,773

NON INTEREST INCOME:

Service charges on deposit accounts	4,992	4,933	9,414	9,478
Electronic refund check fees	2,230	2,970	25,135	16,930
Net RAL securitization income	60	286	472	12,873
Mortgage banking income	3,517	1,133	7,691	2,735
Debit card interchange fee income	1,312	1,246	2,471	2,395
Net gain on sales and calls of securities	-	-	-	367

Total impairment losses	(4,665)	(3,388)	(7,790)	(3,974)
Loss recognized in other comprehensive income	2,769	-	2,769	-
Net impairment loss recognized in earnings	(1,896)	(3,388)	(5,021)	(3,974)

Other	692	432	1,247	752
Total non interest income	10,907	7,612	41,409	41,556

NON INTEREST EXPENSES:

Salaries and employee benefits	12,647	12,615	27,163	27,115
Occupancy and equipment, net	5,428	4,754	11,337	9,426
Communication and transportation	1,021	884	2,944	2,222
Marketing and development	663	730	11,640	7,489
FDIC insurance assessments	2,004	63	3,054	122
Bank franchise tax expense	637	703	1,272	1,426
Data processing	779	669	1,549	1,386
Debit card interchange expense	694	612	1,368	1,188
Supplies	398	373	1,276	929
Other real estate owned expense	272	125	1,983	150
Other	2,011	2,175	6,610	5,930
Total non interest expenses	26,554	23,703	70,196	57,383

INCOME BEFORE INCOME TAX EXPENSE	10,588	9,553	52,599	43,946
INCOME TAX EXPENSE	3,721	3,130	19,973	15,400
NET INCOME	$6,867	$6,423	$32,626	$28,546

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (continued)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized gain (loss) on securities available for sale	$(1,559)	$(1,243)	$(1,736)	$(5,455)
Other-than-temporary-impairment on available for sale
securities recorded in other comprehensive income, net	1,800	-	1,800	-
Other-than-temporary-impairment on available for sale
securities associated with credit loss realized in income, net	1,232	2,202	3,264	2,644
Realized amount on securities sold, net	-	-	-	(300)
Other comprehensive income (loss)	1,473	959	3,328	(3,111)

COMPREHENISVE INCOME	$8,340	$7,382	$35,954	$25,435

BASIC EARNINGS PER SHARE:

Class A Common Stock	$0.33	$0.31	$1.58	$1.40
Class B Common Stock	0.32	0.30	1.56	1.38

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$0.33	$0.31	$1.57	$1.38
Class B Common Stock	0.32	0.30	1.54	1.36

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2009	18,318	2,310	$4,878	$123,441	$146,983	$620	$275,922

Cumulative effect of change in
accounting principle, adoption of
FSP SFAS 115-2 and SFAS 124-2,
net of tax	-	-	-	-	1,800	(1,800)	-

Net income	-	-	-	-	32,626	-	32,626

Net change in accumulated other
comprehensive income	-	-	-	-	-	5,128	5,128

Dividend declared Common Stock:
Class A ($0.253 per share)	-	-	-	-	(4,457)	-	(4,457)
Class B ($0.230 per share)	-	-	-	-	(509)	-	(509)

Stock options exercised, net of
shares redeemed	137	-	30	1,245	(355)	-	920

Repurchase of Class A Common Stock	(21)	-	(4)	(128)	(370)	-	(502)

Notes receivable on Common Stock, net
of cash payments	-	-	-	(47)	-	-	(47)

Deferred director compensation expense -
Company Stock	5	-	-	92	-	-	92

Stock based compensation expense	-	-	-	371	-	-	371

Balance, June 30, 2009	18,439	2,310	$4,904	$124,974	$175,718	$3,948	$309,544

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (in thousands)

	2009	2008
OPERATING ACTIVITIES
Net income	$32,626	$28,546
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion, net	6,452	3,793
Federal Home Loan Bank stock dividends	-	(628)
Provision for loan losses	27,351	14,128
Net gain on sale of mortgage loans held for sale	(8,122)	(2,678)
Origination of mortgage loans held for sale	(444,126)	(145,926)
Proceeds from sale of mortgage loans held for sale	430,259	141,261
Net realized recovery of mortgage servicing rights impairment	(1,255)	-
Net gain on sale of RALs	-	(8,313)
Increase in RAL securitization residual	(472)	(4,560)
Origination of RALs held for sale	-	(1,098,717)
Proceeds from sale of RALs	-	1,009,698
Paydown of trading securities	472	106,442
Net realized loss on sales, calls and impairment of securities	5,021	3,607
Net gain on sale of other real estate owned	(39)	(77)
Write downs of other real estate owned	1,839	76
Net gain on sale of premises and equipment	-	(43)
Deferred director compensation expense – Company Stock	92	66
Employee Stock Ownership Plan compensation expense	-	477
Stock based compensation expense	371	294
Net change in other assets and liabilities:
Accrued interest receivable	2,608	(3,000)
Accrued interest payable	(3,522)	(3,438)
Other assets	(10,085)	(2,597)
Other liabilities	16,165	7,162
Net cash provided by operating activities	55,635	45,573

INVESTING ACTIVITIES:
Purchases of securities available for sale	(417,600)	(1,277,422)
Purchases of securities to be held to maturity	(18,525)	-
Purchases of Federal Home Loan Bank stock	(1,166)	(531)
Proceeds from calls, maturities and paydowns of securities available for sale	821,980	1,338,152
Proceeds from calls, maturities and paydowns of securities to be held to maturity	1,678	654
Proceeds from sales of Federal Home Loan Bank stock	-	360
Proceeds from sales of other real estate owned	5,203	1,614
Net (increase) decrease in loans	(7,558)	36,407
Purchases of premises and equipment	(2,308)	(3,566)
Proceeds from sales of premises and equipment	-	848
Net cash provided by investing activities	381,704	96,516

FINANCING ACTIVITIES:
Net decrease in deposits	(988,581)	(339,860)
Net decrease in securities sold under agreements to repurchase
and other short-term borrowings	(39,984)	(67,566)
Payments on Federal Home Loan Bank advances	(35,502)	(83,213)
Proceeds from Federal Home Loan Bank advances	180,000	354,500
Repurchase of Common Stock	(502)	(443)
Net proceeds from Common Stock options exercised	920	1,310
Cash dividends paid	(4,951)	(4,429)
Net cash used in financing activities	(888,600)	(139,701)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(451,261)	2,388
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	616,303	86,177
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$165,042	$88,565

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (in thousands)

	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$31,648	$42,971
Income taxes	12,939	13,935

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$1,893	$2,978
Retained securitization residual	-	102,059

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – JUNE 30, 2009 AND 2008 (UNAUDITED) AND DECEMBER 31, 2008

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

Republic operates 44 banking centers, primarily in the retail banking industry, and conducts its operations predominately in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky, southern Indiana, metropolitan Tampa, Florida, metropolitan Cincinnati, Ohio and through an Internet banking delivery channel. Republic’s consolidated results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning assets represent securities and real estate mortgage, commercial and consumer loans. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, as well as short-term and long-term borrowing sources.

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

Republic, through its Tax Refund Solutions (“TRS”) segment, is one of a limited number of financial institutions which facilitates the payment of federal and state tax refunds through third party tax-preparers located throughout the U.S., as well as tax-preparation software providers. The Company facilitates the payment of these tax refunds through three primary products: Electronic Refund Checks (“ERCs”), Electronic Refund Deposits (“ERDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by TRS occurs in the first quarter of the year.

ERCs/ERDs are products whereby a tax refund is issued to the taxpayer after the Company has received the refund from the federal or state government. There is no credit risk or borrowing cost for the Company associated with these products because they are only delivered to the taxpayer upon receipt of the refund directly from the Internal Revenue Service (“IRS”). Fees earned on ERCs/ERDs are reported as non interest income under the line item “Electronic refund check fees.”

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

Securitization – During 2008, 2007 and 2006, the Company utilized a securitization structure to fund a portion of the RALs originated during the respective tax seasons. From mid January to the end of February of each year, RALs which, upon origination, met certain underwriting criteria related to refund amount and Earned Income Tax Credit amount, were classified as loans held for sale and sold into the securitization. All other RALs originated were retained by the Company. There were no RALs held for sale as of any quarter end. The Company retained a related residual value in the securitization, which was classified on the balance sheet as a trading security. The initial residual interest had a weighted average life of approximately one month, and as such, substantially all of its cash flows were received by the end of the first quarter. The disposition of the remaining anticipated cash flows occurred within the remainder of the calendar year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusted the carrying amount of the residual value to its fair value, which was determined based on expected future cash flows and was significantly influenced by the anticipated credit losses of the underlying RALs.

The Company chose not to utilize a securitization structure to fund its RAL portfolio during the first quarter 2009 tax season. During the first quarter 2008 tax season, the securitization consisted of a total of $1.1 billion of RALs originated and sold. The Company’s continuing involvement in RALs sold into the securitization was limited to only servicing of the RALs. Compensation for servicing of the securitized RALs was not contingent upon performance of the securitized RALs.

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
o      Footnote 10 “Segment Information”
o      Footnote 11 “Securitization”
•      Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(R), “Business Combinations,” which established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The adoption of SFAS 141(R) for the first quarter of 2009 did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51,” which changed the accounting and reporting for minority interests. The adoption of SFAS 160 for the first quarter of 2009 did not have a material impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. (March 2008).” This Statement amends and expands the disclosure requirements for derivative instruments and hedging activities to better describe (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 also requires many of the disclosures to be presented in tabular format. This Statement added paragraphs 205A-205I to SFAS 133 which provide several example disclosures which are meant to reflect the overall disclosures required by the Statement.

In April 2009, the FASB issued Staff Position (“FSP”) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-than-temporary impairments.” FSP SFAS 115-2 and SFAS 124-2 are intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. FSP SFAS 115-2 and SFAS 124-2 amend the other-than-temporary impairment guidance in GAAP for debt securities. The new guidance improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. FSP SFAS 115-2 and SFAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.

For debt securities, FSP SFAS 115-2 and SFAS 124-2 require an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.

In instances in which a determination is made that a credit loss (defined by FSP SFAS 115-2 and SFAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP SFAS 115-2 and SFAS 124-2 change the presentation and amount of the other-than-temporary impairment recognized in the income statement.

In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive loss and will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional other-than-temporary impairment losses recognized). The total other-than-temporary impairment is presented in the income statement with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

FSP SFAS 115-2 and SFAS 124-2 is effective and are to be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. When adopting FSP SFAS 115-2 and SFAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive loss if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the anticipated recovery of its amortized cost basis.

For the three months ended March 31, 2009, the Company recognized OTTI charges of $3.1 million ($2.0 million net of tax) for its available for sale private label mortgage backed securities and other private label mortgage-related securities. This brought the pre tax cumulative life-to-date OTTI charge recognized for the private label securities to $17.4 million ($11.3 million net of tax). The Company adopted the FSP effective April 1, 2009 and reversed $2.8 million ($1.8 million net of tax) for the non-credit portion of the cumulative life-to-date OTTI charge. The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income as of April 1, 2009. As a result of implementing the new standard, the Company recognized total non cash OTTI charges to the income statement for three months ended June 30, 2009 of $1.9 million ($1.2 million net of tax) resulting from anticipated credit losses for its available for sale private label mortgage backed securities and other private label mortgage-related securities. Had the standard not been issued, the amount of OTTI that would have been recognized in income for the three months ended June 30, 2009 would have been $2.6 million.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amend the disclosure requirements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP SFAS 107-1 and APB 28-1 are effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. In periods after initial adoption, FSP SFAS 107-1 and APB 28-1 require comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. The Company adopted FSP SFAS 107-1 and APB 28-1 on April 1, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 resulted in increased financial statement disclosures.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2008.

2.   INVESMENT SECURITIES

Securities available for sale:

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2009 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S.
Government agencies	$31,996	$221	$-	$32,217
Private label mortgage backed and other
private label mortgage-related securities	10,206	-	(2,111)	8,095
Mortgage backed securities	267,409	8,055	(12)	275,452
Collateralized mortgage obligations	136,059	432	(511)	135,980

Total securities available for sale	$445,670	$8,708	$(2,634)	$451,744

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S.
Government agencies	$458,245	$596	$(1)	$458,840
Private label mortgage backed and other
private label mortgage-related securities	14,678	-	-	14,678
Mortgage backed securities	305,902	2,829	(496)	308,235
Collateralized mortgage obligations	74,130	-	(1,974)	72,156

Total securities available for sale	$852,955	$3,425	$(2,471)	$853,909

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
June 30, 2009 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S.
Government agencies	$22,721	$2	$(111)	$22,612
Obligations of states and political
subdivisions	384	24	-	408
Mortgage backed securities	3,056	61	(13)	3,104
Collateralized mortgage obligations	41,471	26	(343)	41,154

Total securities to be held to maturity	$67,632	$113	$(467)	$67,278

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
December 31, 2008 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S.
Government agencies	$4,670	$7	$-	$4,677
Obligations of states and political
subdivisions	384	17	-	401
Mortgage backed securities	3,527	63	(2)	3,588
Collateralized mortgage obligations	42,184	-	(1,626)	40,558

Total securities to be held to maturity	$50,765	$87	$(1,628)	$49,224

Market Loss Analysis

Securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
June 30, 2009 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S.
Government agencies	$8,414	$(111)	$-	$-	$8,414	$(111)
Private label mortgage backed and other
private label mortgage-related securities	-	-	8,095	(2,111)	8,095	(2,111)
Mortgage backed securities,
including Collateralized mortgage obligations	94,290	(877)	46	(2)	94,336	(879)

Total	$102,704	$(988)	$8,141	$(2,113)	$110,845	$(3,101)

	Less than 12 months		12 months or more		Total
December 31, 2008 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S.
Government agencies	$24,999	$(1)	$-	$-	$24,999	$(1)
Mortgage backed securities,
including Collateralized mortgage obligations	178,864	(4,092)	77	(6)	178,941	(4,098)

Total	$203,863	$(4,093)	$77	$(6)	$203,940	$(4,099)

Proceeds from sales and calls of securities available for sale were $821 million and $1.4 billion for the six months ended June 30, 2009 and 2008, respectively. Gross gains of $0 and $367,000 were realized on these sales during 2009 and 2008, respectively. There were no gross losses realized on these sales during 2009 and 2008, respectively.

Proceeds from sales and calls of securities available for sale were $68 million and $208 million for the three months ended June 30, 2009 and 2008, respectively. There were no gross gains or losses realized on these sales during 2009 and 2008, respectively.

Other-than-temporary impairment (“OTTI”)

Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, the Company evaluates a number of factors including, but not limited to:

•	The length of time and the extent to which fair value has been less than the amortized cost basis;
•	Adverse conditions specifically related to the security, an industry, or a geographic area;
•	The historical and implied volatility of the fair value of the security;
•	The payment structure of the debt security and the likelihood of the issuer being able to make payments;
•	Failure of the issuer to make scheduled interest or principal payments;
•	Any rating changes by a rating agency; and
•	Recoveries or additional decline in fair value subsequent to the balance sheet date.

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than- temporary, the value of the security is reduced and a corresponding charge to earnings is recognized for anticipated credit losses.

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. The Company owned and continues to own five private label mortgage backed and other private label mortgage-related securities with a fair value of $10.2 million at June 30, 2009. These securities are not guaranteed by government agencies. Approximately $4.0 million (Securities 1 through 4 in the table below) of these securities are mostly backed by “Alternative A” first lien mortgage loans. The remaining $6.2 million (Security 5 in the table below) represents an asset backed security with an insurance “wrap” or guarantee. The average life of these securities is currently estimated to be approximately five years. Due to current market conditions, all of these assets are extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with SFAS 157 “Fair Value Measurements.” Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for these investments.

Prior to the second quarter of 2009, all unrealized losses related to the private label mortgage backed and other private label mortgage-related securities were transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified as net loss on sales, calls and impairments of securities in the consolidated statement of income and comprehensive income. With the adoption of the FSPs as of April 1, 2009, the Company recorded a cumulative effect adjustment to retained earnings for all unrealized losses in the Company’s private label securities which were deemed to be non-credit in nature with a corresponding adjustment to accumulated other comprehensive loss.

During the first quarter of 2009, prior to the adoption of the new FSPs, the Company recognized total non cash OTTI charges to the income statement of $3.1 million for its available for sale private label mortgage backed securities and other private label mortgage-related securities. During the second quarter of 2009, the Company recognized total non cash OTTI charges to the income statement of $1.9 million resulting from anticipated credit losses for its available for sale private label mortgage backed securities and other private label mortgage-related securities. Had the standard not been issued, the amount of OTTI that would have been recognized in income for the period would have been $2.6 million.

See Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” for additional discussion regarding the recently issued FSPs.

The following table details the five private label mortgage backed and other private label mortgage-related securities with OTTI at June 30, 2009 and the related credit losses recognized in earnings:

(in thousands)	Security 1	Security 2	Security 3	Security 4	Security 5	Total

Amount of other-than-temporary-impairment
related to credit loss at April 1, 2009	$8,413	$1,743	$2,102	$802	$1,509	$14,569

Addition	60	47	784	882	123	1,896
	-	-	-	-	-	-
Amount of other-than-temporary-impairment
related to credit loss at June 30, 2009	$8,473	$1,790	$2,886	$1,684	$1,632	$16,465

Further deterioration in economic conditions could cause the Company to record additional impairment charges related to credit losses of up to $10.2 million, which is the current carrying amount of its private label mortgage backed securities and other private label mortgage-related securities.

The following table details the credit ratings and the total impairment loss related to “all other factors” recorded as a component of accumulated other comprehensive income for the Company’s private label mortgage backed and other private label mortgage-related securities as of June 30, 2009 follows:

		Estimated
	Amortized	Fair	Unrealized	Ratings as of June 30, 2009
(in thousands)	Cost	Value	Losses	S&P	Fitch	Moody's

Security 1	$1,515	$1,395	$(120)	CC	-	Ca
Security 2	174	163	(11)	BB	-	Ca
Security 3	1,905	1,587	(318)	CCC	CCC	-
Security 4	410	351	(59)	AA	B	-
Security 5	6,202	4,599	(1,603)	AA	-	-
	-	-	-
Total	$10,206	$8,095	$(2,111)

The ratings above range from extremely speculative (Moody’s Ca) to high grade (S&P AA).

Securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	June 30, 2009	December 31, 2008

Amortized cost	$405,509	$595,156
Fair value	405,070	593,922

The amortized costs and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2009 (dollars in thousands)	Amortized Cost / Carrying Value	Fair Value

Maturity
Securities Available for sale
Within one year	$5,265	$5,444
One to five years	27,929	28,019
Five to ten years	10	10
Beyond ten years	412,466	418,271
Total securities available for sale	$445,670	$451,744

Securities to be Held to Maturity
Within one year	$3,700	$3,700
One to five years	20,682	20,586
Five to ten years	-	-
Beyond ten years	43,250	42,992

Total securities to be held to maturity	$67,632	$67,278

As of June 30, 2009, the Company’s security portfolio consisted of 138 securities, 27 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and other securities, as discussed below:

Mortgage-backed Securities

At June 30, 2009, with the exception of the $8.1 million private label mortgage backed and other private label mortgage-related securities discussed in Footnote 2 “Investment Securities,” all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

As mentioned throughout this filing, the Company’s mortgage-backed securities portfolio includes private label mortgage backed and other private label mortgage-related securities with a market value of $8.1 million which had unrealized losses of approximately $2.1 million at June 30, 2009. These private label mortgage backed and other private label mortgage-related securities were rated AAA at purchase and are not within the scope of EITF 99-20. The Company monitors to insure it has adequate credit support and as of June 30, 2009, the Company believes there is no further credit component of OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

	June 30,	December 31,
(in thousands)	2009	2008

Residential real estate	$1,100,887	$1,095,540
Commercial real estate	636,463	653,048
Real estate construction	99,288	99,395
Commercial	103,383	111,604
Consumer	24,188	28,056
Overdrafts	1,162	2,796
Home equity	321,807	313,418
Total loans	2,287,178	2,303,857
Less: Allowance for loan losses	19,886	14,832

Loans, net	$2,267,292	$2,289,025

Activity in the allowance for loan losses follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Allowance for loan losses at beginning of period	$17,878	$15,025	$14,832	$12,735

Provision for loan losses	1,686	3,629	27,351	14,128

Charge offs – Banking	(1,631)	(934)	(2,526)	(1,994)
Charge offs – Tax Refund Solutions	(5,150)	-	(31,179)	(7,873)

Recoveries – Banking	309	201	464	387
Recoveries – Tax Refund Solutions	6,794	74	10,944	612

Allowance for loan losses at end of period	$19,886	$17,995	$19,886	$17,995

Information regarding Republic’s impaired loans follows:

(in thousands)	June 30, 2009	December 31, 2008

Loans with no allocated allowance for loan losses	$-	$-
Loans with allocated allowance for loan losses	26,161	12,108

Total	$26,161	$12,108

Amount of the allowance for loan losses allocated	$5,395	$1,998
Average of individually impaired loans during periods	23,052	13,355
Interest income recognized during impairment	-	-
Cash basis interest income recognized	-	-

Detail of non-performing loans and non-performing assets follows:

(dollars in thousands)	June 30, 2009	December 31, 2008

Loans on non-accrual status	$31,094	$11,324
Loans past due 90 days or more and still on accrual	318	2,133
Total non-performing loans	31,412	13,457
Other real estate owned	2,723	5,737
Total non-performing assets	$34,135	$19,194
Non-performing loans to total loans	1.37%	0.58%
Non-performing assets to total loans (including OREO)	1.49	0.83

The composition of  non-performing loans follows:

	June 30,	December 31,
(in thousands)	2009	2008

Residential real estate	$12,367	$7,147
Commercial real estate	8,246	2,665
Real estate construction	8,435	2,749
Commercial	971	243
Consumer	133	86
Home equity	1,260	567
Total non-performing loans	$31,412	$13,457

The following table details RAL originations and loss reserves for three and six months ended June 30, 2009 and 2008:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Originations:

RALs originated and retained on balance sheet	$17,525	$9,888	$2,472,708	$682,146
RALs originated and securitized	-	-	-	1,098,717
Total RALs originated	$17,525	$9,888	$2,472,708	$1,780,863

Estimated RAL losses:

Estimated losses for retained RALs, net	$(1,773)	$772	$20,235	$8,225
Net reduction to estimated future expected cash flows for securitized RALs	-	(343)	-	6,830
Total Estimated RALs losses, net	$(1,773)	$429	$20,235	$15,055

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

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return, tax return fraud and tax debts not disclosed to the Company during its underwriting process. At March 31st of each year the Company reserves for its estimated RAL losses for the year based on current year and historical funding patterns and based on information received from the IRS on current year payment processing.

The Company charges off substantially all outstanding RALs by June 30th each year. Subsequent collections are recorded as recoveries. At June 30, 2009, the $25.5 million of outstanding RALs were deemed uncollectible and substantially all charged-off. Approximately $232,000 of the $25.5 million remaining RALs are estimated to be subsequently collected or reasonably expected to be collected after June 30, 2009.

Profitability in the Company’s TRS segment is primarily driven by the volume of RAL transactions processed and the loss rate incurred on RALs, and is particularly sensitive to both measures. During the first six months of 2009 (primarily the first quarter), the Company processed 39% more in dollars of RALs compared to the same period in 2008. The TRS segment’s provision for loan losses increased from $8.2 million during the first six months of 2008 (with $7.5 million related to the first quarter of 2008) to $20.2 million during the first six months of 2009 (with $22.0 related to the first quarter of 2009). Not included in the six months ended June 30, 2008 provision for loan losses was $6.8 million for estimated losses associated with securitized RALs, which were recorded as a reduction to Net RAL securitization income because they represented a decrease in the net present value of the future estimated cash flows of the residual interest. The increase in losses associated with RALs during 2009 was primarily due to the increased overall volume coupled with higher estimated RAL losses as a percent of total originations related to an increase in the amount of refunds held by the IRS for reasons such as a errors in the tax return, tax return fraud and tax debts not disclosed to the Company.

As of June 30, 2009, $25.5 million of total RALs originated remained uncollected compared to $16.6 million (includes $7.2 million of securitized RALs for the prior year tax season) at June 30, 2008, representing 1.02% and 0.93% of total gross RALs originated during the respective tax years by the Company. Total gross loss reserves for RALs were 1.01% and 0.89% at June 30, 2009 and 2008. Included as a reduction to the TRS provision for loan losses was $2.5 million representing a limited preparer-provided guarantee for RAL product performance. Substantially all of this credit was recorded during the first quarter of 2009.

For the three months ended June 30, 2009 the TRS provision for loan losses was a net credit of $1.8 million compared to a net provision of $772,000 for the three months ended June 30, 2008. The net credit during the second quarter 2009 resulted from significantly better than projected paydowns in outstanding RALs subsequent to March 31, 2009.

The following tables illustrates the effect on the 2009 TRS provision for loan losses if final losses of RALs differ from management’s current estimate by as much as twenty basis points lower. Any decrease in the TRS provision for loan losses will have a corresponding positive impact to pre-tax earnings.

As of June 30, 2009 (dollars in thousands)

Total RALs retained on balance sheet during the current year tax season:	$ 2,472,708

		Decrease in
If % of RALs That Do	TRS Provision	TRS Provision
Not Pay off Changes	for Loan Losses	for Loan Losses

Current TRS Provision for Loan Losses	$20,235	$-
Decrease 5 basis points	18,999	(1,236)
Decrease 10 basis points	17,762	(2,473)
Decrease 15 basis points	16,526	(3,709)
Decrease 20 basis points	15,290	(4,945)

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

4.	DEPOSITS

Deposit composition was as follows at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(in thousands)	2009	2008
Demand (NOW and SuperNOW)	$225,677	$202,607
Money market accounts	580,046	555,346
Brokered money market accounts	97,972	163,965
Internet money market accounts	5,780	6,253
Savings	34,704	32,599
Individual retirement accounts	36,564	38,142
Time deposits, $100,000 and over	181,560	202,058
Other certificates of deposit	162,256	221,179
Brokered deposits	91,423	1,048,017
Total interest-bearing deposits	1,415,982	2,470,166
Total non interest-bearing deposits	338,806	273,203
Total	$1,754,788	$2,743,369

5.	FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At June 30, 2009 and December 31, 2008, FHLB advances outstanding were as follows:

(in thousands)	June 30, 2009	December 31, 2008

Putable fixed interest rate advances with a weighted average interest rate of 4.51%(1)	$150,000	$150,000

Fixed interest rate advances with a weighted average interest rate of 3.43% due through 2035	509,732	365,234

Total FHLB advances	$659,732	$515,234

___________________________________

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At June 30, 2009, Republic had available collateral to borrow an additional $222 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $200 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2009	$67,000
2010	92,000
2011	100,000
2012	85,000
2013	91,000
Thereafter	224,732
Total	$659,732

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the FHLB:

	June 30,	December 31,
(in thousands)	2009	2008

First lien, single family residential	$734,636	$799,932
Home equity lines of credit	119,928	121,470
Multi-family, commercial real estate	39,517	38,082

6.     FAIR VALUE

SFAS 157, “Fair Value Measurements.” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities available for sale: For all securities available for sale, excluding private label mortgage backed and other private label mortgage-related securities, fair value is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). With the exception of private label mortgage backed and other private label mortgage-related securities securities, all securities available for sale are classified as Level 2 in the fair value hierarchy.

In April 2009, the FASB finalized three FSPs regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. These staff positions were effective for financial statements issued for periods ending after June 15, 2009. The Company recognized the $1.8 million cumulative effect of initially applying FSP FAS 115-2 and FAS 124-2 as an adjustment to retained earnings at April 1, 2009, with a corresponding adjustment to accumulated other comprehensive income. See Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” for additional discussion regarding the recently issued FSPs.

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

Assets and liabilities measured at fair value under SFAS 157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

June 30, 2009 (in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$-	$32,217	$-	$32,217
Private label mortgage backed and other private label mortgage- related securities	-	-	8,095	8,095
Mortgage backed securities	-	275,452	-	275,452
Collateralized mortgage obligations	-	135,980	-	135,980
Total securities available for sale	-	443,649	8,095	451,744

Mandatory forward contracts	-	333	-	333

Rate lock loan commitments	-	271	-	271

Mortgage loans held for sale	-	33,287	-	33,287

December 31, 2008(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$-	$458,840	$-	$458,840
Private label mortgage backed and other private label mortgage- related securities	-	-	14,678	14,678
Mortgage backed securities	-	308,235	-	308,235
Collateralized mortgage obligations	-	72,156	-	72,156
Total securities available for sale	-	839,231	14,678	853,909

Mandatory forward contracts	-	(451)	-	(451)

Rate lock loan commitments	-	543	-	543

Mortgage loans held for sale	-	11,298	-	11,298

The tables below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and six month periods ended June 30, 2009 and 2008:

Securities available for sale - Private label mortgage backed and other private label mortgage-related securities

(in thousands)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Balance, beginning of period	$10,729	$14,678

Total gains or losses included in earnings:
Net realized OTTI loss	(1,896)	(5,021)
Net change in unrealized gain / loss	551	657
Principle paydowns	(1,289)	(2,219)
Balance, June 30, 2009	$8,095	$8,095

Three and Six Months Ended
June 30,
(in thousands)	2008

Balance, beginning of period	$-
Transfer into Level 3	22,085
Net unrealized gain	70
Premium amortization	(33)
Principle paydowns	(1,568)
Balance, June 30, 2008	$20,554

Trading Securities - Residual interest in the RAL securitization

As detailed above in Footnote 3 “Loans and Allowance for Loan Losses,” the Company elected not to obtain funding from a securitization structure for the first quarter 2009 tax season.

Activity for the three and six months ended June 30, 2008 follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2008	2008

Balance, beginning of period	$2,074	$-
Increase in RAL securitization residual	343	4,560
Retained securitization residual	-	102,059
Paydown of securitization residual	(2,240)	(106,442)
Balance, June 30, 2008	$177	$177

Assets measured at fair value on a non-recurring basis are summarized below:

June 30, 2009 (in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009
Impaired loans	$-	$-	$20,765	$20,765
Mortgage servicing rights	-	10,792	-	10,792

December 31, 2008 (in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Impaired loans	$-	$-	$10,110	$10,110
Mortgage servicing rights	-	6,952	-	6,952

The following section details impairment charges recognized during the period:

The Company recorded realized impairment losses related to its Level 3 private label mortgage backed and other private label mortgage-related securities totaling $1.9 million and $3.4 million for the three months ended June 30, 2009 and 2008. The Company recorded realized impairment losses related to its Level 3 private label mortgage backed and other private label mortgage-related securities totaling $5.0 million and $3.6 million for the six months ended June 30, 2009 and 2008. See Footnote 2 “Investment Securities” for additional detail.

Due primarily to a decline in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained, the fair value of the Company’s Mortgage Servicing Rights (“MSR”) increased during 2009. As a result of this increase, the Company reduced its corresponding valuation allowance by $1.1 million during the first quarter of 2009 and an additional $122,000 during the second quarter of 2009. No MSR valuation allowance existed at June 30, 2009.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $26.2 million, with a valuation allowance of $5.4 million, resulting in an additional provision for loan losses of $1.0 million and $1.3 million for the three months ended June 30, 2009 and 2008, respectively. Additionally, provision for loan losses of $2.6 million and $2.9 million was recorded for the impaired loans for the six months ended June 30, 2009 and 2008, respectively.

In accordance with FSP SFAS 107-1, the carrying amounts and estimated fair values of financial instruments, at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
December 31, (in thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$165,042	$165,042	$616,303	$616,303
Securities available for sale	445,670	451,744	852,955	853,909
Securities to be held to maturity	67,632	67,278	50,765	49,224
Mortgage loans held for sale	33,287	33,287	11,298	11,298
Loans	2,287,178	2,355,536	2,303,857	2,349,777
Allowance for loan losses	19,886	19,886	14,832	14,832
Federal Home Loan Bank stock	26,248	26,248	25,082	25,082
Accrued interest receivable	10,644	10,644	13,252	13,252

Liabilities:
Deposits:
Non interest-bearing accounts	$338,806	$338,806	$273,203	$273,203
Transaction accounts	944,179	944,179	960,770	960,770
Time deposits	471,803	484,179	1,509,396	1,547,830
Securities sold under agreements to repurchase and other short-term borrowings	299,028	299,028	339,012	339,012
Subordinated note	41,240	41,148	41,240	41,154
Federal Home Loan Bank advances	659,732	684,726	515,234	546,391
Accrued interest payable	3,071	3,071	6,592	6,592

The methods and assumptions used to estimate fair value are described as follows:

Cash and Cash Equivalents – The carrying amount represents a reasonable estimate of fair value.

Securities Available for Sale and Mortgage Loans Held for Sale – See earlier discussion under Footnote 6 “Fair Value” for methods and assumptions used to estimate fair value

Securities to be Held to Maturity and Federal Home Loan Bank Stock – Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. It was not practicable to determine the fair value of FHLB Stock is value at par due to restrictions placed on its transferability.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

7.   MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

June 30, (in thousands)	2009	2008

Balance, beginning of period	$11,298	$4,278
Origination of mortgage loans held for sale	444,126	145,926
Proceeds from the sale of mortgage loans held for sale	(430,259)	(141,261)
Net gain on sale of mortgage loans held for sale	8,122	2,678
Balance, end of period	$33,287	$11,621

Mortgage banking activities primarily include residential mortgage originations and servicing. The following table presents the components of mortgage banking income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net gain on sale of mortgage loans held for sale	$4,148	$1,067	$8,122	$2,678
Decrease in valuation allowance for MSR impairment	122	-	1,255	-
Net loan servicing income, net of amortization	(753)	66	(1,686)	57
Mortgage banking income	$3,517	$1,133	$7,691	$2,735

Activity for capitalized mortgage servicing rights was as follows:

June 30, (in thousands)	2009	2008

Balance, beginning of period	$5,809	$6,706
Additions	4,205	1,661
Amortized to expense	(3,042)	(1,207)
Change in valuation allowance	1,255	-
Balance, end of period	$8,227	$7,160

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

June 30, (in thousands)	2009	2008

Balance, beginning of period	$(1,255)	$-
Additions to expense	-	-
Decrease in valuation allowance for MSR impairment	1,255	-
Direct write downs	-	-
Balance, end of period	$-	$-

The fair value of MSRs was $10.8 million and $7.0 million at June 30, 2009 and December 31, 2008. The fair value at June 30, 2009 was calculated using a discount rate of 9% with prepayment speeds ranging from 120% to 420%, depending on the stratification of the specific MSR, and a weighted average default rate of 1.50%. The fair value for the year ended December 31, 2008 was calculated using a discount rate of 12% with prepayment speeds ranging from 187% to 509%, depending on the stratification of the specific MSR, and a weighted average default rate of 1.50%.

Due to the significant reduction in long-term interest rates during December of 2008, the fair value of the MSR portfolio declined as pre-payment speed assumptions were adjusted upwards resulting in an impairment charge of $1.3 million for the fourth quarter and year ended December 31, 2008. During the first quarter of 2009, prepayment speed assumptions stabilized to levels similar to those assumed in the third quarter of 2008 and the Company reversed $1.1 million from the valuation allowance. During the second quarter of 2009, the Company reversed the remaining impairment charge of $122,000. There were no impairment charges recorded prior to the fourth quarter of 2008 and no MSR valuation allowance existed at June 30, 2009.

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

The following tables include the notional amounts and realized gain (loss) for mortgage banking derivatives recognized in Mortgage Banking income for the period end June 30, 2009 and December 31, 2008:

(in thousands)	June 30, 2009	December 31, 2008

Mandatory forward contracts:
Notional amount	$57,964	$43,865
Gain / (loss) on change in market value of forward contracts	333	(451)

Rate lock loan commitments:
Notional amount	$25,187	$66,902
Gain / (loss) on change in market value of rate lock commitments	(13)	84

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

As of June 30, 2009, exclusive of mortgage banking loan commitments, Republic had outstanding loan commitments of $466 million, which included unfunded home equity lines of credit totaling $315 million. At December 31, 2008, Republic had outstanding loan commitments of $550 million, which included unfunded home equity lines of credit totaling $331 million. These commitments generally have open ended maturities and variable rates. At June 30, 2009 rates primarily ranged from 4.00% to 7.50% with a weighted average rate of 4.86%.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $21 million and $14 million at June 30, 2009 and December 31, 2008. In addition to credit risk, the Company also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Company does not deem this risk to be material.

At June 30, 2009 and December 31, 2008, Republic had a $12 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Company uses a blanket pledge of eligible real estate loans to secure the letter of credit.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Net income	$6,867	$6,423	$32,626	$28,546

Weighted average shares outstanding	20,749	20,525	20,706	20,432
Effect of dilutive securities	161	314	170	265
Average shares outstanding including dilutive securities	20,910	20,839	20,876	20,697

Basic earnings per share:
Class A Common Share	$0.33	$0.31	$1.58	$1.40
Class B Common Share	0.32	0.30	1.56	1.38

Diluted earnings per share:
Class A Common Share	$0.33	$0.31	$1.57	$1.38
Class B Common Share	0.32	0.30	1.54	1.36

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Antidilutive stock options	623,977	303,283	645,553	319,930

10.   SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, distinguished between traditional banking, mortgage banking and Tax Refund Solutions (“TRS”). Loans, investments and deposits provide the majority of the net revenue from traditional banking operations; servicing fees and loan sales provide the majority of revenue from mortgage banking operations; RAL fees, ERC/ERD fees and Net RAL securitization income provide the majority of the revenue from TRS. All Company segments are domestic.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Income taxes are allocated based on income before income tax expense. Transactions among reportable segments are made at fair value.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 11 “Securitization”
•	Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

Segment information for the three and six months ended June 30, 2009 and 2008 follows:

	Three Months Ended June 30, 2009
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$27,371	$259	$291	$27,921
Provision for loan losses	3,459	(1,773)	-	1,686

Electronic Refund Check fees	-	2,230	-	2,230
Net RAL securitization income	-	60	-	60
Mortgage banking income	-	-	3,517	3,517
Other revenue	5,193	17	(110)	5,100
Total non interest income	5,193	2,307	3,407	10,907

Total non interest expenses	23,773	2,448	333	26,554

Gross operating profit	5,332	1,891	3,365	10,588
Income tax expense	1,876	743	1,102	3,721
Net income	$3,456	$1,148	$2,263	$6,867

Segment assets	$3,064,313	$6,693	$33,334	$3,104,340

Net interest margin	3.72%	NM	NM	3.69%

	Three Months Ended June 30, 2008
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$28,436	$748	$89	$29,273
Provision for loan losses	2,857	772	-	3,629

Electronic Refund Check fees	-	2,970	-	2,970
Net RAL securitization income	-	286	-	286
Mortgage banking income	-	-	1,133	1,133
Other revenue	3,751	(5)	(523)	3,223
Total non interest income	3,751	3,251	610	7,612

Total non interest expenses	21,076	2,407	220	23,703

Gross operating profit	8,254	820	479	9,553
Income tax expense	2,796	172	162	3,130
Net income	$5,458	$648	$317	$6,423

Segment assets	$3,032,078	$9,445	$11,686	$3,053,209

Net interest margin	4.00%	NM	NM	3.99%

	Six Months Ended June 30, 2009
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$55,329	$52,833	$575	$108,737
Provision for loan losses	7,116	20,235	-	27,351

Electronic Refund Check fees	-	25,135	-	25,135
Net RAL securitization income	-	472	-	472
Mortgage banking income	-	-	7,691	7,691
Other revenue	8,027	32	52	8,111
Total non interest income	8,027	25,639	7,743	41,409

Total non interest expenses	48,080	21,349	767	70,196

Gross operating profit	8,160	36,888	7,551	52,599
Income tax expense	2,573	14,855	2,545	19,973
Net income	$5,587	$22,033	$5,006	$32,626

Segment assets	$3,064,313	$6,693	$33,334	$3,104,340

Net interest margin	3.79%	NM	NM	6.21%

	Six Months Ended June 30, 2008
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$53,566	$20,144	$191	$73,901
Provision for loan losses	5,903	8,225	-	14,128

Electronic Refund Check fees	-	16,930	-	16,930
Net RAL securitization income	-	12,873	-	12,873
Mortgage banking income	-	-	2,735	2,735
Other revenue	9,872	4	(858)	9,018
Total non interest income	9,872	29,807	1,877	41,556

Total non interest expenses	41,953	14,971	459	57,383

Gross operating profit	15,582	26,755	1,609	43,946
Income tax expense	5,295	9,557	548	15,400
Net income	$10,287	$17,198	$1,061	$28,546

Segment assets	$3,032,078	$9,445	$11,686	$3,053,209

Net interest margin	3.92%	NM	NM	4.82%

11.	SECURITIZATION

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

During the first quarter of 2008 the securitization consisted of a total of $1.1 billion of RALs originated and sold. The Company’s continuing involvement in RALs sold into the securitization was limited to only servicing of the RALs. Compensation for servicing of the securitized RALs was not contingent upon performance of the securitized RALs. The residual value related to the securitization was presented as a trading security on the balance sheet and was $2.0 million at June 30, 2008.

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

Detail of Net RAL securitization income follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Net gain on sale of RALs	$-	$(57)	$-	$8,313
Increase in securitization residual	60	343	472	4,560
Net RAL securitization income	$60	$286	$472	$12,873

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
•	Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

12.	REGULATORY MATTERS

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

As stated in the CRA Evaluation, the FDIC concluded that RB&T violated Regulation B (“Reg B”), which implements the Equal Credit Opportunity Act (“ECOA”), specifically related to RB&T’s tax refund business and its RAL program. The Reg B issues involved RB&T’s requirement that both spouses who file a joint tax return sign a RAL proceeds check, even if one spouse opted out of the RAL transaction. The RAL is ultimately repaid to RB&T by the IRS with funds made payable to both spouses. The Reg B issues also involved a claim that in 2008 one electronic return originator (“ERO”) did not allow spouses to opt out of RAL transactions. In 2008, which is the period covered by the FDIC’s CRA Evaluation, RB&T offered its tax related products through over 8,000 EROs nationwide.

In response to the CRA Evaluation, RB&T changed certain procedures and processes to address the Reg B issues raised by the FDIC. By statute, a financial holding company, such as the Company, that controls a Bank with a “Needs to Improve” CRA rating has limitations on certain future business activities, including the ability to branch and to make acquisitions, until its CRA rating improves. As also required by statute, the FDIC referred their conclusions regarding the alleged Reg B violations to the Department of Justice (“DOJ”). During the second quarter of 2009, the Company was notified that the DOJ had referred the Reg B issue back to the FDIC for administrative handling with no further corrective action required by the DOJ. At this time, the FDIC has not informed RB&T if it will require any further corrective actions by RB&T above and beyond those listed in the Order.

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

This discussion includes various forward-looking statements with respect to credit quality, including but not limited to, delinquency trends and the adequacy of the allowance for loan losses, segments, corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters. Broadly speaking, forward-looking statements may include:

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

BUSINESS SEGMENT COMPOSITION

As of June 30, 2009, the Company was divided into three distinct segments: Banking, Tax Refund Solutions and Mortgage Banking.

Net income, total assets and net interest margin by segment for the three and six months ended June 30, 2009 and 2008 are presented below:

	Three Months Ended June 30, 2009
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$3,456	$1,148	$2,263	$6,867
Segment assets	3,064,313	6,693	33,334	3,104,340
Net interest margin	3.72%	NM	NM	3.69%

	Three Months Ended June 30, 2008
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$5,458	$648	$317	$6,423
Segment assets	3,032,078	9,445	11,686	3,053,209
Net interest margin	4.00%	NM	NM	3.99%

	Six Months Ended June 30, 2009
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$5,587	$22,033	$5,006	$32,626
Segment assets	3,064,313	6,693	33,334	3,104,340
Net interest margin	3.79%	NM	NM	6.21%

	Six Months Ended June 30, 2008
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$10,287	$17,198	$1,061	$28,546
Segment assets	3,032,078	9,445	11,686	3,053,209
Net interest margin	3.92%	NM	NM	4.82%

NM – Not Meaningful

(I)  Banking

As of June 30, 2009, Republic had 44 full-service banking centers with 35 located in Kentucky, five located in metropolitan Tampa, Florida, three located in southern Indiana and one located in metropolitan Cincinnati, Ohio. RB&T’s primary market areas are located in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington, Florence, and Independence. During the first quarter of 2009, the Company announced that it will be closing one of its four northern Kentucky locations in the third quarter of 2009. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in Hudson, New Port Richey, Palm Harbor, Port Richey and Temple Terrace, Florida, as well as metropolitan Cincinnati, Ohio.

(II)  Tax Refund Solutions (“TRS”)

Republic, through its TRS segment, is one of a limited number of financial institutions which facilitates the payment of federal and state tax refunds through third party tax-preparers located throughout the U.S., as well as tax preparation software providers. The Company facilitates the payment of these tax refunds through three primary products: Electronic Refund Checks (“ERCs”), Electronic Refund Deposits (“ERDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by TRS occurs in the first quarter of the year.

ERCs/ERDs are products whereby a tax refund is issued to the taxpayer after the Company has received the refund from the federal or state government. There is no credit risk or borrowing cost for the Company associated with these products because they are only delivered to the taxpayer upon receipt of the refund directly from the Internal Revenue Service (“IRS”). Fees earned on ERCs/ERDs are reported as non interest income under the line item “Electronic refund check fees.”

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

Rebate Accruals

The Company makes rebate payments to third party technology and service providers within its TRS segment. These rebates are reflected in the financial statements as a reduction to RAL and ERC fees. All rebate payments to individual technology and service providers are based on the product volume funded by the IRS through that provider, with various rebate tiers at different volume levels. In addition, rebate payments made to the service providers are significantly influenced by RAL losses. While the rebates paid to the Company’s technology providers are typically paid throughout the year, the rebate payments paid to the third party service providers are generally paid in one lump sum payment on or near June 30th of each year.

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

The Company accrued $36.0 million in total rebates during the first six months of 2009 compared to $28.8 million during the same period in 2008. While total TRS gross product revenue increased 33% during the first six months of 2009 compared to 2008, rebate accruals increased 25% for the same period. The overall increase in rebates was less than the increase in total gross revenue during 2009 primarily due to larger payments made through a fixed fee component, in lieu of rebates. This fixed fee component is classified in non interest expense on the income statement.

The Company accrued $3.8 million in total rebates during the three months ended June 30, 2009 compared to $826,000 during the same period in 2008. The increase in rebate accruals during the second quarter of 2009 was primarily the result of an increase in ERC volume during the quarter and better than projected paydowns in outstanding RALs subsequent to March 31, 2009, significantly lowering the overall loss rate component of the rebate calculation for individual service providers.

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

During the fourth quarter of 2008, the Company obtained $918 million in brokered certificates of deposits to be utilized to fund the RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 2.71%. Also, during January of 2009, the Company obtained an additional $375 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 45 days and a weighted average interest rate of 1.27%.

TRS Funding – First Quarter 2008 Tax Season

The Company recognized net RAL securitization income of $12.9 million and sold $1.1 billion RALs into the securitization during the six months ended June 30, 2008. During the first quarter 2008 tax season, in addition to the securitization structure, the Company also utilized brokered certificates of deposits to fund RALs retained on balance sheet. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 5.09%. Also, during January of 2008, the Company obtained an additional $200 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits had a weighted average life of three months and a weighted average interest rate of 4.95%.

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

For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loans Losses.” In addition, Footnote 3 contains a detailed table illustrating the effect on the 2009 provision for loan losses of TRS if final losses of RALs differ from management’s current estimate by as much as twenty basis points lower.

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

As part of the sale of loans with servicing retained, the Company records as part of the transaction a Mortgage Servicing Right (“MSR”). MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs that Republic expects to receive on loans sold with servicing retained by the Company. MSRs are capitalized as separate assets when loans are sold and servicing is retained. This transaction is posted to net gain on sale of loans, a component of “Mortgage Banking income” in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Company. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted based on the weighted average remaining life. The amortization is recorded as a reduction to Mortgage Banking income.

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

See additional detail regarding Mortgage Banking under Footnote 10 “Segment Information” of Part I Item 1 “Financial Statements.”

OVERVIEW (Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008)

Net income for the three months ended June 30, 2009 was $6.9 million, representing an increase of $444,000, or 7%, compared to the same period in 2008. Diluted earnings per Class A Common Share increased 6% to $0.33 for the quarter ended June 30, 2009 compared to $0.31 for the same period in 2008. General highlights for the three months ended June 30, 2009 by business segment consist of the following:

Traditional Banking (Second Quarter Highlights)

•
Traditional Banking segment net income decreased $2.0 million, or 37%, for the second quarter of 2009 compared to the same period in 2008. The second quarter fluctuation related to a decline in net interest income coupled with increases in provision for loan losses and non interest expenses offset by an increase in non interest income.

•	Net interest income within the Traditional Banking segment decreased $1.1 million, or 4%, for the second quarter ended June 30, 2009 compared to the same period in 2008.

•	The Traditional Banking segment provision for loan losses was $3.5 million for the second quarter ended June 30, 2009 compared to $2.9 million for the same period in 2008.

•	Non interest income increased $1.4 million, or 38%, for the second quarter ended June 30, 2009 compared to the same period in 2008.

•	Total non interest expense within the Traditional Banking segment increased $2.7 million, or 13%, for the second quarter ended June 30, 2009 compared to the same period in 2008.

Tax Refund Solutions (“TRS”) (Second Quarter Highlights)

•
Due to the excessive costs of securitization structures, which resulted from a significant lack of liquidity in the credit markets during the latter half of 2008, the Company elected not to obtain funding from a securitization structure for the first quarter 2009 tax season.

•	TRS segment net income increased $500,000, or 77%, for the second quarter ended June 30, 2009 compared to the same period in 2008.

Mortgage Banking (Second Quarter Highlights)

•	Within the Mortgage Banking segment, mortgage banking income increased $2.4 million, or 210%, for the second quarter ended June 30, 2009 compared to the same period in 2008.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2009 Compared to Three Months ended June 30, 2008)

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

Total Company net interest income decreased $1.4 million, or 5%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Total Company net interest margin decreased 30 basis points to 3.69%. The most significant components comprising the total Company decrease in net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased $1.1 million, or 4%, for the second quarter ended June 30, 2009 compared to the same period in 2008. Since the Federal Reserve Bank began lowering the Federal Funds Target rate (“FFTR”) in September 2007, net interest income within the Traditional Banking segment continued to benefit from low short-term interest rates in combination with a “steep” yield curve and an increase in average earning assets. The month-to-month improvement in this benefit when comparing to the same month in the previous year, however, began to decrease in late 2008, as the Company could no longer lower the rate on many of its interest bearing liabilities, while its interest earning assets continued to reprice lower.

During the second quarter of 2009, the comparison of the current month to same month in the prior year became negative largely due to the repricing factors just discussed. In addition, the Company extended maturities on $185 million of its Federal Home Loan Bank (“FHLB”) advances during the first and second quarters of 2009 in order to mitigate its risk position from a future rise in short-term interest rates. The weighted average cost of these advances went from 0.35% on an overnight basis to 2.99% after their maturities were extended. The Traditional Banking segment also continued to have a significant sum of cash on hand from maturing securities and portfolio loans, which were refinanced into the secondary market. This cash held at the Federal Reserve Bank averaged $188 million for the second quarter of 2009 and earned 0.25% in a variable rate account. The Company maintained this cash at the Federal Reserve Bank for interest rate risk mitigation and because other investment alternatives were considered less attractive when considering the current economic environment and the Company’s overall interest rate risk position. The Company was not able to offset these negative factors impacting net interest income by lowering the current rates paid on its interest bearing liability accounts. As a result, the Traditional Banking segment’s net interest margin decreased to 3.72% from 4.00% comparing the second quarter ended June 30, 2009 to the quarter ended June 30, 2008.

The Company continues to experience paydowns in its loan and investment portfolios. These paydowns have caused, and will continue to cause, compression in Republic’s net interest income and net interest margin, as the cash received from these paydowns is reinvested at lower yields. Additionally, because the FFTR is now at a target range between 0.00% and 0.25%, no future FFTR decreases from the FOMC are possible, exacerbating the compression to the Company’s net interest income and net interest margin caused by its repricing loans and investments. The Company is unable to precisely determine the ultimate negative impact to the Company’s net interest spread and margin in the future because several factors remain unknown at this time, such as future demand for financial products and the overall future need for liquidity, among many other factors.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see section titled “Interest Rate Sensitivity” in this section of the document.

Table 1 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three month periods ended June 30, 2009 and 2008. Table 2 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 1 – Average Balance Sheets and Interest Rates for the Three Months Ended June 30, 2009 and 2008

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Taxable investment securities(1)	$518,070	$4,963	3.83%	$560,496	$6,819	4.87%
Tax exempt investment securities(4)	1,832	6	2.02	1,826	21	7.08
Federal funds sold and other interest-earning deposits	188,604	140	0.30	7,661	71	3.71
Loans and fees(2)(3)	2,316,494	34,397	5.94	2,361,208	38,762	6.57
Total earning assets	3,025,000	39,506	5.22	2,931,191	45,673	6.23

Less: Allowance for loan losses	18,346			15,558

Non-earning assets:
Non interest-earning cash and cash equivalents	110,814			57,261
Premises and equipment, net	40,885			39,875
Other assets(1)	58,516			42,854
Total assets	$3,216,869			$3,055,623

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$259,552	$55	0.08%	$236,502	$210	0.36%
Money market accounts	575,706	820	0.57	584,916	2,427	1.66
Time deposits	403,470	2,857	2.83	433,737	4,243	3.91
Brokered deposits	237,244	884	1.49	105,663	1,129	4.27
Total deposits	1,475,972	4,616	1.25	1,360,818	8,009	2.35

Repurchase agreements and other short-term borrowings	328,951	242	0.29	363,485	1,416	1.56
Federal Home Loan Bank advances	662,652	6,100	3.68	675,918	6,348	3.76
Subordinated note	41,240	627	6.08	41,240	627	6.08
Total interest-bearing liabilities	2,508,815	11,585	1.85	2,441,461	16,400	2.69

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	346,065			301,421
Other liabilities	50,158			46,593
Stockholders' equity	311,831			266,148
Total liabilities and stockholders' equity	$3,216,869			$3,055,623

Net interest income		$27,921			$29,273

Net interest spread			3.37%			3.54%

Net interest margin			3.69%			3.99%

(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $1.2 million and $2.2 million for the three months ended June 30, 2009 and 2008.
(3)	Average balances for loans include the principal balance of non accrual loans and loans held for sale.
(4)	Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

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

Table 2 – Volume/Rate Variance Analysis for the Three Months Ended June 30, 2009 and 2008

	Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
		Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$(1,856)	$(487)	$(1,369)
Tax exempt investment securities	(15)	-	(15)
Federal funds sold and other interest-earning deposits	69	192	(123)
Loans and fees	(4,365)	(593)	(3,772)
Net change in interest income	(6,167)	(888)	(5,279)

Interest expense:

Transaction accounts	(155)	19	(174)
Money market accounts	(1,606)	(38)	(1,568)
Time deposits	(1,387)	(280)	(1,107)
Brokered deposits	(245)	805	(1,050)
Repurchase agreements and other short-term borrowings	(1,174)	(123)	(1,051)
Federal Home Loan Bank advances	(248)	(123)	(125)
Subordinated note	-	-	-
Net change in interest expense	(4,815)	260	(5,075)

Net change in net interest income	$(1,352)	$(1,148)	$(204)

Non interest Income

Non interest income increased $3.3 million, or 43%, for the second quarter of 2009 compared to the same period in 2008. The most significant components comprising the total Company increase in non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $1.4 million, or 38%, for the second quarter of 2009 compared to the same period in 2008, as the net loss on sales, calls and impairment on securities recorded during the second quarter of 2009 was less than the loss recorded during the same period in 2008.

The Company recognized a net loss on sales, calls and impairment on securities of $1.9 million during the second quarter of 2009 compared to $3.4 million during the same period in 2008. These losses were related to non cash other-than-temporary impairment (“OTTI”) charges associated with the Company’s available for sale private label mortgage backed securities and other private label mortgage-related securities. See Footnote 2 “Investment Securities” of Part I Item I “Financial Statements” for additional discussion.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $2.4 million, or 210%, for the second quarter ended June 30, 2009 compared to the same period in 2008. The majority of this increase was in the “gain on sale of loan” category, as historically low long-term interest rates during the quarter caused an increase in demand for 15 and 30 year fixed rate loans, which the Company sold into the secondary market. The Company sold $243 million in fixed rate loans into the secondary market during the second quarter of 2009 compared to $68 million during the second quarter of 2008. As of June 30, 2009, the Company had $33 million in loans held for sale with $25 million in fixed rate loan commitments to its customers and $58 million in mandatory forward sales contracts primarily to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). At June 30, 2008, the Company had $12 million in loans held for sale with $15 million in fixed rate loan commitments to its customers and $23 million in mandatory forward sales contracts primarily to Freddie Mac.

During June 2009, long-term interest rates increased substantially and rapidly with the 30 year fixed rate loan increasing as high as 5.75%. This increase in rates caused a dramatic slowdown in application activity associated with fixed rate secondary market loans. If long-term rates remain at or near their existing levels, mortgage banking income will likely decrease substantially in future quarters.

Non interest Expenses

Non interest expenses increased $2.7 million, or 13%, for the quarter ended June 30, 2009 compared to the same period in 2008 due primarily to an increase in salaries and employee benefits, higher occupancy costs and an increase in Federal Deposit Insurance Corporation (“FDIC”) insurance expense. The most significant components comprising the total Company increase in non interest expense were as follows:

Traditional Banking segment

Occupancy and equipment increased $434,000 during the three months ended June 30, 2009 compared to the same period in 2008 primarily due to growth in the Company’s infrastructure and banking center network, as well as increased leasing costs and service agreements for the Company’s technology and operating systems.

FDIC insurance assessment expense increased $1.8 million during the second quarter of 2009 compared to the same period in 2008. The increase related to primarily to higher recurring premium assessments, as well as a $1.4 million special assessment which the FDIC implemented to all banks nationally in order to replenish the Deposit Insurance Fund.

OVERVIEW (Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008)

Net income for the six months ended June 30, 2009 was $32.6 million, representing an increase of $4.1 million, or 14%, compared to the same period in 2008. Diluted earnings per Class A Common Share increased 14% to $1.57 for the six months ended June 30, 2009 compared to $1.38 for the same period in 2008. General highlights for the six months ended June 30, 2009 by business segment consist of the following:

Traditional Banking (First Six Months Highlights)

•
Traditional Banking segment net income decreased $4.7 million, or 46%, for the six months ended June 30, 2009 compared to the same period in 2008. The year to date increase in net interest income was offset by increases in provision for loan losses and non interest expenses and a decline in non interest income.

•
Despite a decline in net interest income within the Traditional Banking segment during the second quarter of 2009, net interest income increased $1.8 million, or 3%, for the six months ended June 30, 2009 compared to the same period in 2008.

•	The Traditional Banking segment provision for loan losses was $7.1 million for the six months ended June 30, 2009 compared to $5.9 million for the same period in 2008.

•	Non interest income decreased $1.8 million, or 19%, for the first six months of 2009 compared to the same period in 2008.

•	Total non interest expense within the Traditional Banking segment increased $6.1 million, or 15%, for the six months ended June 30, 2009 compared to the same period in 2008.

•
Total non-performing loans to total loans increased to 1.36% at June 30, 2009, from 0.58% at December 31, 2008, as the total balance of non-performing loans increased by $17.7 million for the same period.

Tax Refund Solutions (“TRS”) (First Six Months Highlights)

•
Republic ended the period with total assets of $3.1 billion, representing an increase of $51 million, or 2%, compared to June 30, 2008 and a decline of $835 million, or 21%, compared to December 31, 2008. The majority of the decrease in total assets from December 31, 2008 resulted from a decline in excess cash which the Company used to pay down maturing brokered certificates of deposit.

•
TRS segment net income increased $4.8 million, or 28%, for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to the overall growth in volume offset by higher estimated RAL losses as a percent of total originations. The total dollar volume of tax refunds processed during the 2009 tax season increased $2.7 billion, or 55%, over the 2008 tax season. Total RAL dollar volume increased from $1.8 billion during the 2008 tax season to $2.5 billion during the 2009 tax season. The increase in overall volume was partially offset by higher estimated losses and the increase in non interest expenses.

•	In addition to the increased RAL volume, ERC dollar volume increased approximately 55% for the six months ended June 30, 2009.

•	Net interest income within the TRS segment increased $33 million, or 162%, for the six months ended June 30, 2009 compared to the same period in 2008.

•	Non interest income within the TRS segment decreased $4.2 million, or 14%, for the six months ended June 30, 2009 compared to the same period in 2008.

•
As a result of the increase in volume, higher current overall RAL delinquency rate and the change in funding strategy for TRS from the prior year, the TRS segment’s provision for loan losses increased from $8.2 million during the six months ended June 30, 2008 to $20.2 million during the same period in 2009.

•
Total non interest expenses within the TRS segment increased $6.4 million, or 43%, compared to the same period in 2008. The overall increase was consistent with management expectations and related primarily to the overall growth in the program.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

Mortgage Banking (First Six Months Highlights)

•	Within the Mortgage Banking segment, mortgage banking income increased $5.0 million, or 181%, for the six months ended June 30, 2009 compared to the same period in 2008.

RESULTS OF OPERATIONS (Six Months Ended June 30, 2009 Compared to Six Months ended June 30, 2008)

Net Interest Income

The largest source of Republic’s revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates. The overall reduction in the Company’s cost of funds is illustrated in Table 3 “Volume/Rate Variance Analysis.”

Total Company net interest income increased $34.8 million, or 47%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The total Company net interest margin increased 139 basis points to 6.21%. The most significant components comprising the total Company increase in net interest income were as follows:

Traditional Banking segment

Despite a decline in net interest income within the Traditional Banking segment during the second quarter of 2009, net interest income increased $1.8 million, or 3%, for the six months ended June 30, 2009 compared to the same period in 2008. During the first four months of 2009, net interest income within the Traditional Banking segment continued to benefit compared to the same period in the prior year from low short-term interest rates in combination with a “steep” yield curve and an increase in average earning assets. Overall, the Traditional Banking segment’s net interest margin decreased to 3.79% for the six months ended June 30, 2009 compared to 3.92% for the six months ended June 30, 2008.

Since the Federal Reserve Bank began lowering the Federal Funds Target rate (“FFTR”) in September 2007, net interest income within the Traditional Banking segment continued to benefit from declining short-term interest rates in combination with the “steepening” of the yield curve. The month-to-month improvement in this benefit when comparing to the same month in the previous year, however, began to decrease in late 2008 as the Company could no longer lower the rate on many of its interest bearing liabilities, while its interest earning assets continued to reprice lower.

During the second quarter of 2009, the comparison of the current month to same month in the prior year became negative largely due to the repricing factors discussed above. In addition, the Company extended maturities on $185 million of its FHLB advances during the first and second quarters of 2009 in order to mitigate its risk position from a future rise in short-term interest rates. The weighted average rate on these advances went from 0.35% on an overnight basis to 2.99% after their maturities were extended. The Traditional Banking segment also continued to have a significant sum of cash on hand from maturing securities and portfolio loans, which were refinanced into the secondary market. This cash held at the Federal Reserve Bank averaged $188 million for the second quarter and earned 0.25% in a variable rate account. The Company maintained this cash at the Federal Reserve Bank for interest rate risk mitigation and because other investment alternatives were considered less attractive when considering the current economic environment and the Company’s overall interest rate risk position. The Company was not able to offset these negative factors impacting net interest income by lowering the current rates paid on its interest bearing liability accounts. As a result, the Traditional Banking segment’s net interest margin decreased to 3.79% from 3.92% comparing the six months ended June 30, 2009 to the same period in 2008.

The Company continues to experience paydowns in its loan and investment portfolios. These paydowns have caused, and will continue to cause, compression in Republic’s net interest income and net interest margin, as the cash received from these paydowns is reinvested at lower yields. Additionally, because the FFTR is now at a target range between 0.00% and 0.25%, no future FFTR decreases from the FOMC are possible, exacerbating the compression to the Company’s net interest income and net interest margin caused by its repricing loans and investments. The Company is unable to precisely determine the ultimate negative impact to the Company’s net interest spread and margin in the future because several factors remain unknown at this time, such as future demand for financial products and the overall future need for liquidity, among many other factors.

TRS segment

Net interest income within the TRS segment increased $32.7 million, or 162%, for the six months ended June 30, 2009 compared to the same periods in 2008. The increase in net interest income within the TRS segment was due to a 39% growth in the dollar volume of RALs originated volume combined with the change in funding strategy for TRS from the prior year. During the 2009 tax season, all $57.0 million in net RAL fee income was included in interest income on loans, while only $19.3 million in net RAL fee income during the 2008 tax season was included in interest income on loans with $23.4 million in net RAL fees recorded as a component of net RAL securitization income.

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

Table 3 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for the six month periods ended June 30, 2009 and 2008. Table 4 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 3 – Average Balance Sheets and Interest Rates for the Six Months Ended June 30, 2009 and 2008

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Taxable investment securities(1)	$544,320	$10,397	3.82%	$591,591	$15,868	5.36%
Tax exempt investment securities(4)	1,832	12	2.02	1,805	45	7.67
Federal funds sold and other interest-earning deposits	490,542	731	0.30	63,617	978	3.07
Loans and fees(2)(3)	2,463,377	125,723	10.21	2,412,149	96,542	8.00
Total earning assets	3,500,071	136,863	7.82	3,069,162	113,433	7.39

Less: Allowance for loan losses	23,939			15,819

Non-earning assets:
Non interest-earning cash and cash equivalents	129,317			94,656
Premises and equipment, net	41,971			39,880
Other assets(1)	45,853			36,695
Total assets	$3,693,273			$3,224,574

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$249,683	$90	0.07%	$231,221	$504	0.44%
Money market accounts	567,946	1,548	0.55	603,258	6,543	2.17
Time deposits	425,226	6,378	3.00	436,229	9,053	4.15
Brokered deposits	670,574	6,938	2.07	249,941	6,210	4.97
Total deposits	1,913,429	14,954	1.56	1,520,649	22,310	2.93

Repurchase agreements and other short-term borrowings	327,984	581	0.35	384,350	4,183	2.18
Federal Home Loan Bank advances	605,414	11,344	3.75	597,778	11,785	3.94
Subordinated note	41,240	1,247	6.05	41,240	1,254	6.08
Total interest-bearing liabilities	2,888,067	28,126	1.95	2,544,017	39,532	3.11

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	438,268			368,649
Other liabilities	64,246			51,416
Stockholders' equity	302,692			260,492
Total liabilities and stockholders' equity	$3,693,273			$3,224,574

Net interest income		$108,737			$73,901

Net interest spread			5.87%			4.28%

Net interest margin			6.21%			4.82%

(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $59.1 million and $21.6 million for the six months ended June 30, 2009 and 2008.
(3)	Average balances for loans include the principal balance of non accrual loans and loans held for sale.
(4)	Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

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

Table 4 – Volume/Rate Variance Analysis for the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
		Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$(5,471)	$(1,189)	$(4,282)
Tax exempt investment securities	(33)	1	(34)
Federal funds sold and other interest-earning deposits	(247)	1,339	(1,586)
Loans and fees	29,181	42,596	(13,415)
Net change in interest income	23,430	42,747	(19,317)

Interest expense:

Transaction accounts	(414)	38	(452)
Money market accounts	(4,995)	(362)	(4,633)
Time deposits	(2,675)	(223)	(2,452)
Brokered deposits	728	5,923	(5,195)
Repurchase agreements and other short-term borrowings	(3,602)	(537)	(3,065)
Federal Home Loan Bank advances	(441)	149	(590)
Subordinated note	(7)	-	(7)
Net change in interest expense	(11,406)	4,988	(16,394)

Net change in net interest income	$34,836	$37,759	$(2,923)

Non interest Income

Non interest income decreased $147,000 for the six months ended June 30, 2009 compared to the same period in 2008. The most significant components comprising the total Company increase in non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income decreased $1.8 million, or 19%, for the second quarter of 2009 compared to the same period in 2008, as the net loss on sales, calls and impairment on securities recorded during the first six months of 2009 exceed the loss recorded during the same period in 2008.

The Company recognized a net loss on sales, calls and impairment on securities of $5.0 million during the first six months of 2009 compared to $3.6 million during the same period in 2008. The majority of the net loss recognized in all periods related to non cash OTTI charges associated with the Company’s available for sale private label mortgage backed securities and other private label mortgage-related securities. See Footnote 2 “Investment Securities” of Part I Item I “Financial Statements” for additional discussion.

TRS segment

Approximately $12.4 million of the decrease in non interest income was due to the change in the Company’s funding strategy for the tax business during the first quarter of 2009. The securitization utilized during 2008 had the effect of reclassifying the fee income earned, interest expense paid for securitized RALs and provision expense for securitized RALS into “Net RAL securitization income,” which is a component of non interest income. During 2009, these items were classified in interest income on loans, interest expense on deposits and provision for loan losses, respectively. The Company recognized net RAL securitization income of $12.9 million and sold $1.1 billion RALs into the securitization during the first six months of 2008, with $12.6 million associated with the first quarter of 2008.

ERC fees increased $8.2 million, or 49%, for the six months ended June 30, 2009 compared to the same period in 2008 attributable to the overall increase in volume at TRS during the tax season. The increase in ERC fees was consistent with the growth in the overall tax program, which resulted from additional business obtained through the Company’s Jackson Hewitt relationship and through the Company’s independent tax-preparer customer base.

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

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $5.0 million, or 181%, for the six months ended June 30, 2009 compared to the same period in 2008. The majority of this increase was in the “gain on sale of loan” category, as historically low long-term interest rates caused an increase in demand for 15 and 30 year fixed rate loans, which the Company sold into the secondary market. The Company sold $430 million in fixed rate loans into the secondary market during the first six months of 2009 compared to $141 million during the first six months of 2008. Due to the significant reduction in long-term interest rates during December of 2008, the fair value of the MSR portfolio declined as pre-payment speed assumptions were adjusted upwards resulting in an impairment charge of $1.3 million for the fourth quarter and year ended December 31, 2008. During the first quarter of 2009, prepayment speed assumptions stabilized to levels similar to those assumed in the third quarter of 2008 and the Company reversed $1.1 million from the valuation allowance. During the second quarter of 2009, the Company reversed the remaining impairment charge of $122,000. There were no impairment charges recorded prior to the fourth quarter of 2008 and no MSR valuation allowance existed at June 30, 2009.

During June 2009, long-term interest rates increased substantially and rapidly with the 30 year fixed rate loan increasing as high as 5.75%. This increase in rates caused a dramatic slowdown in application activity associated with fixed rate secondary market loans. If long-term rates remain at or near their existing levels, mortgage banking income will likely decrease substantially in future quarters.

Non interest Expenses

Non interest expenses increased $12.8 million, or 22%, during the first six months of 2009 compared to the same period in 2008. Approximately $6.4 million of the year to date increase related to TRS and was driven by the significant year-over-year growth in the program. Within the Company’s other operating segments, non interest expenses increased $6.4 million, or 15%, for the six months ended June 30, 2009 compared to the same period in 2008. The most significant components comprising the total Company increase in non interest expense were as follows:

Traditional Banking segment

Occupancy and equipment increased $1.3 million during the first six months of 2009 compared to the same period in 2008 primarily due to growth in the Company’s infrastructure and banking center network, as well as increased leasing costs and service agreements for the Company’s technology and operating systems. In addition, during the first quarter of 2009, the Company recorded a pre-tax charge in occupancy and equipment of $138,000 associated with remaining scheduled lease payments and acceleration of depreciation of leasehold improvements for one of its northern Kentucky locations which is scheduled to close during the third quarter of 2009.

FDIC insurance assessment expense increased $2.5 million during the first six months of 2009 compared to the same period in 2008. As discussed in the quarterly analysis, the increase related primarily to higher recurring premium assessments, as well as a $1.4 million special assessment from the FDIC related to the second quarter of 2009. The FDIC implemented the special assessment to all banks nationally in order to replenish the Deposit Insurance Fund.

Other real estate owned expense increased $1.8 million during the six months ended June 30, 2009 compared to the same period in 2008 primarily due to write downs related to two OREO properties held in Florida. One of the properties was sold during the second quarter of 2009.

TRS segment

Occupancy and equipment expense increased $649,000 during the first six months of 2009 compared to the same period in 2008 primarily due to higher leased and rented equipment and facility rent expense, as the Company continued to expand its infrastructure to accommodate the increased volume of the business.

Marketing and development expense increased $4.0 million during the first six months of 2009 compared to the same period in 2008 due to expenses associated with the Program and Technology Agreements related to the Jackson Hewitt relationship. The increase in 2009 was the result of additional transaction volume in conjunction with the amended agreements signed during the fourth quarter of 2008.

Communication and transportation expense and office supplies increased $674,000 and $246,000, respectively, during the first six months of 2009 compared to the same period in 2008 consistent with the overall growth in the program.

FDIC insurance assessment expense increased $475,000 during the first six months of 2009 compared to the same period in 2008 related primarily to higher premium assessments on brokered certificates of deposits acquired by the Company to fund the first quarter 2009 tax business.

Other expenses at TRS increased $173,000 during the first six months of 2009 compared to the same period in 2008 primarily due to expenses such as routine professional fees, fraud detection and identification verification, and correspondent banking relationships. Included in professional fees is the annual review of the RAL underwriting by a third party consultant and increased routine audits of tax preparation offices nationwide.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2009 AND DECEMBER 31, 2008

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $165 million in cash and cash equivalents at June 30, 2009. The Traditional Banking segment also continued to have a significant sum of cash on hand from maturing securities and portfolio loans, which were refinanced into the secondary market. This cash held at the Federal Reserve Bank averaged $188 million for the second quarter and earned 0.25% in a variable rate account. The Company maintained this cash at the Federal Reserve Bank for interest rate risk mitigation and because other investment alternatives were considered less attractive when considering the current economic environment and the Company’s overall interest rate risk position. The Company was not able to offset these negative factors impacting net interest income by lowering the current rates paid on its interest bearing liability accounts. The Company could continue to have a large sum of cash on hand earning a negative spread for the foreseeable future or until market conditions change warranting a change in strategy.

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

U.S. Treasury and U.S. Government agency obligations decreased $409 million at June 30, 2009 compared to December 31, 2008. As discussed previously in this document, during the fourth quarter of 2008, the Company obtained $918 million in brokered certificates of deposits to be utilized to fund the first quarter 2009 tax season. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 2.71%. During the fourth quarter of 2008, the Company invested a portion of the funds obtained from the brokered certificates of deposits into short-term agency discount notes and callable securities which were called during the first quarter.

During the first six months of 2009, Republic purchased $418 million in available for sale investment securities and had maturities and calls of $822 million. Substantially all of the investment securities purchased were agency discount notes, which the Company utilized primarily for short-term collateral purposes. The weighted average yield on these discount notes was 0.10% with an average term of 8 days.

For discussion of the Company’s private label mortgage backed and mortgage related securities, see Footnote 2 “Investment Securities” of Part I Item I “Financial Statements” for additional discussion.

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, within the Traditional Banking segment decreased by $22 million during 2009 to $2.3 billion at June 30, 2009. The Company continued to experience a decline in all loan categories during 2009 due to several factors, including the current economic environment, stricter underwriting guidelines implemented in 2008 and continued in 2009 and higher pricing requirements for portfolio level loans. The Company currently expects to maintain these pricing and underwriting strategies until it sees improvement in these conditions. In addition, the Company experienced more borrowers opting for its long term fixed rate secondary markets over its portfolio ARM product during the first six months of 2009 due to the historically low fixed rate environment. This shift in demand for fixed rate residential real estate loans also contributed significantly to the overall decline in the Company’s loan portfolio during the current year. As a result of all of these factors, the Company anticipates a continued decline in loan balances throughout the remainder of 2009.

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses as a percent of total loans increased to 0.87% at June 30, 2009 compared to 0.64% at December 31, 2008. In general, the increase in the allowance for loan losses as a percentage of total loans was primarily attributable to additional reserves recorded based on the increase in past due loan balances, non-performing loan balances and classified loans. The Company believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2009.

The Company recorded a provision for loan losses of $27.4 million for the six months ended June 30, 2009, compared to $14.1 million for the same period in 2008.

Within the TRS segment during the first six months of 2009 (primarily the first quarter), the Company processed 39% more in dollars of RALs compared to the same period in 2008. The TRS segment’s provision for loan losses increased from $8.2 million during the first six months of 2008 (with $7.5 million related to the first quarter of 2008) to $20.2 million during the first six months of 2009 (with $22.0 related to the first quarter of 2009). Not included in the six months ended June 30, 2008 provision for loan losses was $6.8 million for estimated losses associated with securitized RALs, which were recorded as a reduction to Net RAL securitization income because they represented a decrease in the net present value of the future estimated cash flows of the residual interest. The increase in losses associated with RALs during 2009 was primarily due to the increased overall volume coupled with higher estimated RAL losses as a percent of total originations related to an increase in the amount of refunds held by the IRS for reasons such as a errors in the tax return, tax return fraud and tax debts not disclosed to the Company.

As of June 30, 2009, $25.3 million of total RALs originated remained uncollected compared to $16.6 million (includes $7.2 million of securitized RALs for the prior year tax season) at June 30, 2008, representing 1.02% and 0.93% of total gross RALs originated during the respective tax years by the Company. Total gross loss reserves for RALs were 1.01% and 0.89% at June 30, 2009 and 2008. Included as a reduction to the TRS provision for loan losses was $2.5 million representing a limited preparer-provided guarantee for RAL product performance. Substantially all of this credit was recorded during the first quarter of 2009.

Within the Traditional Banking segment the provision for loan losses for the first six months of 2009 was $7.1 million compared to $5.9 million during the first six months of 2008. Approximately $2.8 million of the prior year provision for loan losses balance was attributable to a reserve recorded for one land development loan in Florida placed on non accrual status. The increase in the provision related to continued increases in past due loan balances, non-performing loan balances and classified loans. In addition, the Company continued to increase its allowance for loan losses to give greater consideration to current economic conditions in the real estate markets the Company serves.

The Company recorded a provision for loan losses of $1.7 million for the second quarter 2009, compared to a provision of $3.6 million for the same period in 2008.

For the three months ended June 30, 2009 the TRS provision for loan losses was a net credit of $1.8 million compared to a net provision of $772,000 for the three months ended June 30, 2008. The net credit during the second quarter 2009 resulted from significantly better than projected paydowns in outstanding RALs subsequent to March 31, 2009.

The Traditional Banking segment provision for loan losses was $3.5 million for the second quarter ended June 30, 2009 compared to $2.9 million for the same period in 2008. The increase in provision for loan losses was due to the same reasons discussed above.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Overview”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part I Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 5 – Summary of Loan Loss Experience

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Allowance for loan losses at beginning of period	$17,878	$15,025	$14,832	$12,735
Charge offs:
Real Estate:
Residential	(584)	(221)	(838)	(767)
Commercial	(1)	(26)	(1)	(26)
Construction	(53)	(71)	(57)	(71)
Commercial	(98)	(62)	(117)	(62)
Consumer	(534)	(402)	(905)	(852)
Home Equity	(361)	(152)	(608)	(216)
Tax Refund Solutions	(5,150)	-	(31,179)	(7,873)
Total	(6,781)	(934)	(33,705)	(9,867)
Recoveries:
Real Estate:
Residential	13	65	22	107
Commercial	87	9	103	27
Construction	96	-	96	-
Commercial	3	2	10	5
Consumer	106	106	219	225
Home Equity	4	19	14	23
Tax Refund Solutions	6,794	74	10,944	612
Total	7,103	275	11,408	999

Net loan charge offs/recoveries	322	(659)	(22,297)	(8,868)
Provision for loan losses	1,686	3,629	27,351	14,128
Allowance for loan losses at end of period	$19,886	$17,995	$19,886	$17,995

Ratios:
Allowance for loan losses to total loans	0.87%	0.77%	0.87%	0.77%
Allowance for loan losses to non performing loans	64	94	64	94
Allowance for loan losses to non performing assets	59	84	59	84
Annualized net loan charge offs to average loans
outstanding - Total Company	-0.06	0.11	1.81	0.74
Annualized net loan charge offs to average loans
outstanding - Traditional Banking Segment	0.23	0.12	0.18	0.13

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

Consumer loans are not placed on non-accrual status but are reviewed periodically and generally charged off when the loans reach 120 days past due or at any earlier point the loan is deemed uncollectible. RALs substantially undergo a review in March and those RALs deemed uncollectible are charged off against the allowance for loan losses. All remaining RALs are charged off at June 30th each year. Subsequent collections are recorded as recoveries. As of June 30, 2009, $25.5 million of outstanding RALs had been deemed uncollectible and charged-off during the first or second quarter. The remaining $232,000 of remaining RALs were subsequently collected or reasonably expected to be collected after June 30, 2009.

Total non-performing loans to total loans increased to 1.37% June 30, 2009, from 0.58% at December 31, 2008, as the total balance of non-performing loans increased by $18 million for the same period. The increase in  non-performing loans was spread primarily among the real estate construction, commercial real estate and residential real estate categories and is attributable to general declines in the real estate market, falling real estate prices and increasing foreclosures. In addition, unemployment and under-employment have negatively impacted the credit performance of real estate related loans, in general. This market turmoil and tightening of credit have led to an increased level of delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of general business activity. Fifteen relationships were classified as non-performing for the first time during the first six months of 2009 representing $10.9 million, or 62%, of the increase from December 31, 2008. As a result of these additions, the Company recorded additional provision for loan loss expense of approximately $1.6 million during the first six months of 2009. In contrast, $3 million in relationships which were classified as non-performing at December 31, 2008 were removed from the non-performing loan classification during the first six months of 2009. Approximately $599,000 of these loans were removed from the non-performing category because they were charged-off. The remaining $3 million were refinanced at other financial institutions and to a lesser extent returned to accrual status. See additional discussion at Part I Item 1A “Risk Factors” of the Company’s

Other real estate owned decreased $3 million at June 30, 2009 compared to December 31, 2008. Approximately $4 million of the decline relates to the Company’s largest OREO property that was sold during the second quarter of 2009. The Company recorded an additional write-down of $372,000 related to this property during the first quarter of 2009. Also, during the first quarter of 2009, the Company transferred $2 million from fixed assets to OREO, as management modified its intent to develop a banking center on land acquired during the GulfStream Community Bank purchase. The Company recorded an OREO write-down of $1.3 million related to this property during the first quarter of 2009.

Table 6 – Non-performing Loans and Non-performing Assets

(dollars in thousands)	June 30, 2009	December 31, 2008

Loans on non-accrual status(1)	$31,094	$11,324
Loans past due 90 days or more and still on accrual	`318	`2,133
Total non-performing loans	31,412	13,457
Other real estate owned	2,723	5,737
Total non-performing assets	$34,135	$19,194
Non-performing loans to total loans	1.37%	0.58%
Non-performing assets to total loans (including OREO)	1.49%	0.83

(1)	Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Table 7 – Non-performing Loan Composition

	June 30,	December 31,
(in thousands)	2009	2008

Residential real estate	$12,367	$7,147
Commercial real estate	8,246	2,665
Real estate construction	8,435	2,749
Commercial	971	243
Consumer	133	86
Home equity	1,260	567
Total non-performing loans	$31,412	$13,457

Republic defines impaired loans to be those commercial, commercial construction and commercial real estate loans that are:
•	classified as doubtful (collection of total amount due is improbable);
•	classified as loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided);
•	classified as substandard, with the aggregate relationship balance exceeding $500,000; or
•	any loan that would otherwise meet the definition of being impaired.

Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $26.2 million at June 30, 2009 compared to $12.1 million at December 31, 2008. The increase during the first six months of 2009 related to nine commercial real estate relationships that were downgraded to substandard.

Deposits

Total deposits decreased $989 million from December 31, 2008 to June 30, 2009 to $1.8 billion. Interest-bearing deposits decreased $1.1 billion, or 43%, while non interest-bearing deposits increased $65 million, or 24%, from December 31, 2008 to June 30, 2009.  The increase in non interest bearing deposits was primarily related to increases in large commercial treasury management accounts, which shifted their funds into non interest bearing products for the unlimited FDIC insurance currently available on those accounts.

The decrease in interest-bearing accounts was heavily concentrated in the brokered deposit category. Brokered deposits decreased $957 million during 2009 to $91 million. During the fourth quarter of 2008, the Company acquired approximately $918 million in brokered certificates of deposits to be utilized in the first quarter of 2009 to fund RALs. These deposits had a weighted average cost of 2.71% with an average life of three months. Also, during January of 2009, the Company obtained an additional $375 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 45 days and a weighted average interest rate of 1.27%. FHLB advances were used to replace those brokered certificates of deposit where enough excess cash was not available to pay off the maturity.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings declined $40 million, or 12%, during 2009. The majority of the repurchase accounts are large treasury management transaction relationships with normal recurring large fluctuations in account balances. All of these accounts require security collateral on behalf of Republic. The substantial majority of these accounts are indexed to immediately repricing indices such as the Federal Funds target rate. Based on the transactional nature of the Company’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

Federal Home Loan Bank Advances

FHLB advances increased $144 million during 2009 to $660 million. During the fourth quarter of 2008, the Company utilized excess cash from the previously discussed brokered deposits to reduce overnight borrowings at the FHLB. FHLB advances were used during the first quarter to replace those brokered deposits where enough excess cash was not available to pay off the maturity.

During the first six months of 2009, the Company extended maturities on $185 million of its FHLB advances in order to mitigate its risk position from a future rise in short-term interest rates. The weighted average cost of these advances went from 0.35% on an overnight basis to 2.99% after their maturities were extended.

Approximately $150 million of the FHLB advances at June 30, 2009 and December 31, 2008 were putable advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years if not put back to the Company earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Company at no penalty. The weighted average coupon on all of the Company’s putable advances at June 30, 2009 was 4.51%. Based on market conditions at this time, the Company does not believe that any of its putable advances are likely to be “put back” to the Company in the short-term by the FHLB.

Liquidity

The Company is significantly leveraged with a loan to deposit ratio (excluding brokered deposits) of 138% at June 30, 2009 and 150% at December 31, 2008. Historically, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At June 30, 2009 and December 31, 2008, Republic had available collateral to borrow an additional 222 million and $432 million, respectively from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $200 million available through various other financial institutions as of June 30, 2009. If the Company were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Company cannot obtain brokered deposits, the Company would be forced to offer above market deposit interest rates to meet its funding and liquidity needs.

Republic maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At June 30, 2009 and December 31, 2008, these investment securities had a fair value of $405 million and $594 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed.

At June 30, 2009, the Company had approximately $195 million in Premier First money market accounts, which is the Bank’s primary deposit product offering for medium to large business customers. These accounts do not require collateral, therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The 15 largest Premier First relationships represent approximately $114 million of the total balance. If any of these balances are moved from the Bank, the Company would likely utilize overnight borrowings in the short-term to replace the balances. On a longer-term basis, the Company would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Company believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional retail bank deposits they replace, potentially decreasing the Company’s earnings.

The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At June 30, 2009 RB&T could, without prior approval, declare dividends of approximately $39 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

Capital

Total stockholders’ equity increased from $276 million at December 31, 2008 to $310 million at June 30, 2009. The increase in stockholders’ equity was primarily attributable to net income earned during the first quarter of 2009 reduced by cash dividends declared. In addition, stockholders’ equity also increased to a lesser extent from stock option exercises during the quarter.

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

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2009 and December 31, 2008, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the Federal Reserve Bank, FDIC and the OTS. Republic’s average capital to average assets ratio was 8.20% at June 30, 2009 compared to 8.28% at December 31, 2008. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of June 30, 2009 and December 31, 2008:

Table 8 – Capital Ratios

	As of June 30, 2009		As of December 31, 2008
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$354,074	17.74%	$319,087	15.43%
Republic Bank & Trust Co.	306,870	15.86	301,001	14.97
Republic Bank	39,601	65.48	12,522	22.74

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$334,357	16.75%	$304,255	14.72%
Republic Bank & Trust Co.	264,459	13.66	263,213	13.09
Republic Bank	38,845	64.23	12,028	21.85

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$334,357	10.42%	$304,255	8.80%
Republic Bank & Trust Co.	264,459	8.48	263,213	7.76
Republic Bank	38,845	25.88	12,028	15.70

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

Unlike the Company’s previous simulation models, the June 30, 2009 simulation analysis indicates that an increase in interest rates would generally have a positive effect on net interest income. The Company did not run a model simulation for declining interest rates as of June 30, 2009, because the FOMC effectively lowered the Federal Funds Target range from 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur. The primary reasons for the indicated change in net interest income in an “up” interest rate scenario are the large amount of immediately repricing cash at the Federal Reserve Bank held by the Company at June 30, 2009, the large amount of FHLB advances whose maturities were extended during the first six months of 2009, floating rate investment security purchases and declining fixed rate loan balances. As the Company implements strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen the Company’s forecasted “base case” net interest income in the event of no interest rate changes.

Table 24 – Interest Rate Sensitivity for 2008

		Increase in Rates
(dollars in thousands)	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$370	$1,438	$2,544
Investments	19,181	22,822	26,263
Loans, excluding fees (1)	120,812	127,965	135,596
Total interest income, excluding loan fees	140,363	152,225	164,403

Projected interest expense:
Deposits	12,793	21,253	29,222
Securities sold under agreements to repurchase	789	3,935	7,082
Federal Home Loan Bank advances and other long- term borrowings	23,597	22,223	22,223
Total interest expense	37,179	47,411	58,527
Net interest income, excluding loan fees	$103,184	$104,814	$105,876
Change from base		$1,630	$2,692
% Change from base		1.58%	2.61%

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2009 are included in the following table:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

April 1– April 30	25,818	*	$19.61	-
May 1– May 31	14,758		23.78	14,758
June 1 – June 30	-		-	-
Total	40,576		$21.13	14,758	64,424
* - Represents shares received by the Company in connection with stock option exercises.

During the first six months of 2009, the Company repurchased 21,029 shares and there were 46,617 shares exchanged for stock option exercises. During the second quarter of 2007, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of an additional 300,000 shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2009, the Company had 64,424 shares which could be repurchased under the current share repurchase programs.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

July 24, 2009	By:	Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

July 24, 2009	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer