Form 10-Q
period 2009-09-30
REPUBLIC BANCORP INC /KY/
filed 2009-10-23
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 22, 2009, was 18,487,535 and 2,308,974, respectively.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	September 30,	December 31,
	2009	2008

ASSETS:

Cash and cash equivalents	$138,906	$616,303
Securities available for sale	433,025	853,909
Securities to be held to maturity (fair value of $65,329 in 2009 and $49,224 in 2008)	65,304	50,765
Mortgage loans held for sale	8,597	11,298
Loans, net of allowance for loan losses of $19,793 and $14,832 (2009 and 2008)	2,273,120	2,289,025
Federal Home Loan Bank stock, at cost	26,248	25,082
Premises and equipment, net	39,629	42,885
Goodwill	10,168	10,168
Other assets and accrued interest receivable	42,424	39,933

TOTAL ASSETS	$3,037,421	$3,939,368

LIABILITIES:

Deposits:
Non-interest-bearing	$325,641	$273,203
Interest-bearing	1,352,792	2,470,166
Total deposits	1,678,433	2,743,369

Securities sold under agreements to repurchase and other short-term borrowings	280,841	339,012
Federal Home Loan Bank advances	699,689	515,234
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	22,295	24,591

Total liabilities	2,722,498	3,663,446

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value	-	-
Class A Common Stock and Class B Common Stock, no par value	4,913	4,878
Additional paid in capital	125,978	123,441
Retained earnings	177,926	146,983
Accumulated other comprehensive income	6,106	620

Total stockholders’ equity	314,923	275,922

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,037,421	$3,939,368

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME:

Loans, including fees	$33,413	$37,380	$159,136	$133,922
Taxable investment securities	4,441	6,150	14,283	19,642
Tax exempt investment securities	5	6	17	51
Federal Home Loan Bank stock and other	406	391	1,692	3,745
Total interest income	38,265	43,927	175,128	157,360

INTEREST EXPENSE:

Deposits	3,630	7,931	18,584	30,241
Securities sold under agreements to repurchase and other short-term borrowings	238	1,439	819	5,622
Federal Home Loan Bank advances	6,027	6,077	17,371	17,862
Subordinated note	634	634	1,881	1,888
Total interest expense	10,529	16,081	38,655	55,613

NET INTEREST INCOME	27,736	27,846	136,473	101,747

Provision for loan losses	1,427	324	28,778	14,452

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,309	27,522	107,695	87,295

NON INTEREST INCOME:

Service charges on deposit accounts	4,990	5,117	14,404	14,595
Electronic refund check fees	137	738	25,272	17,668
Net RAL securitization income	26	157	498	13,030
Mortgage banking income	1,667	1,071	9,358	3,806
Debit card interchange fee income	1,321	1,194	3,792	3,589
Net gain on sales and calls of securities	-	-	-	461
Total impairment losses	(850)	(5,273)	(8,640)	(9,341)
Loss recognized in other comprehensive income	-	-	2,769	-
Net impairment loss recognized in earnings	(850)	(5,273)	(5,871)	(9,341)

Other	597	410	1,844	1,162
Total non interest income	7,888	3,414	49,297	44,970

NON INTEREST EXPENSES:

Salaries and employee benefits	12,652	12,611	39,815	39,726
Occupancy and equipment, net	5,474	4,878	16,811	14,304
Communication and transportation	1,056	1,024	4,000	3,246
Marketing and development	722	853	12,362	8,342
FDIC insurance expense	999	150	4,053	272
Bank franchise tax expense	685	599	1,957	2,025
Data processing	766	646	2,315	2,032
Debit card interchange expense	702	624	2,070	1,812
Supplies	463	328	1,739	1,257
Other real estate owned expense	82	19	2,065	169
Other	2,138	2,251	8,748	8,181
Total non interest expenses	25,739	23,983	95,935	81,366

INCOME BEFORE INCOME TAX EXPENSE	8,458	6,953	61,057	50,899
INCOME TAX EXPENSE	2,797	2,451	22,770	17,851
NET INCOME	$5,661	$4,502	$38,287	$33,048

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (continued)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized gain (loss) on securities available for sale	$1,606	$94	$(130)	$(5,361)
Other-than-temporary-impairment on available for sale securities recorded in other comprehensive income, net	-	-	1,800	-
Other-than-temporary-impairment on available for sale securities associated with credit loss realized in income, net	553	3,427	3,816	6,072
Realized amount on securities sold, net	-	-	-	(300)
Other comprehensive income (loss)	2,159	3,521	5,486	411

COMPREHENISVE INCOME	$7,820	$8,023	$43,773	$33,459

BASIC EARNINGS PER SHARE:

Class A Common Stock	$0.27	$0.22	$1.85	$1.62
Class B Common Stock	0.26	0.21	1.82	1.59

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$0.27	$0.22	$1.84	$1.59
Class B Common Stock	0.26	0.20	1.80	1.56

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2009	18,318	2,310	$4,878	$123,441	$146,983	$620	$275,922

Cumulative effect of change in accounting principle, adoption of FASB ASC 320	-	-	-	-	1,800	(1,800)	-

Net income	-	-	-	-	38,287	-	38,287

Net change in accumulated other comprehensive income	-	-	-	-	-	7,286	7,286

Dividend declared Common Stock:
Class A ($0.385 per share)	-	-	-	-	(7,100)	-	(7,100)
Class B ($0.350 per share)	-	-	-	-	(809)	-	(809)

Stock options exercised, net of shares redeemed	196	-	42	2,246	(596)	-	1,692

Repurchase of Class A Common Stock	(35)	-	(7)	(221)	(639)	-	(867)

Conversion of Class B Common Stock to Class A Common Stock	1	(1)	-	-	-	-	-

Notes receivable on Common Stock, net of cash payments	-	-	-	(155)	-	-	(155)

Deferred director compensation expense - Company Stock	5	-	-	128	-	-	128

Stock based compensation expense	-	-	-	539	-	-	539

Balance, September 30, 2009	18,485	2,309	$4,913	$125,978	$177,926	$6,106	$314,923

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (in thousands)

	2009	2008
OPERATING ACTIVITIES
Net income	$38,287	$33,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	8,615	5,535
Federal Home Loan Bank stock dividends	-	(956)
Provision for loan losses	28,778	14,452
Net gain on sale of mortgage loans held for sale	(9,814)	(3,572)
Origination of mortgage loans held for sale	(507,757)	(196,150)
Proceeds from sale of mortgage loans held for sale	520,272	197,242
Net realized recovery of mortgage servicing rights impairment	(1,255)	-
Net gain on sale of RALs	-	(8,313)
Increase in RAL securitization residual	(498)	(4,717)
Origination of RALs held for sale	-	(1,098,717)
Proceeds from sale of RALs	-	1,009,698
Paydown of trading securities	498	106,776
Net realized loss on sales, calls and impairment of securities	8,640	8,880
Net gain on sale of other real estate owned	(7)	(71)
Write downs of other real estate owned	1,873	76
Net gain on sale of premises and equipment	-	(43)
Deferred director compensation expense – Company Stock	128	111
Employee Stock Ownership Plan compensation expense	-	851
Stock based compensation expense	539	453
Net change in other assets and liabilities:
Accrued interest receivable	2,769	(3,160)
Accrued interest payable	(3,881)	(3,399)
Other assets	(10,128)	(3,657)
Other liabilities	(5,626)	(874)
Net cash provided by operating activities	71,433	53,493

INVESTING ACTIVITIES:
Purchases of securities available for sale	(427,600)	(1,891,435)
Purchases of securities to be held to maturity	(18,525)	-
Purchases of Federal Home Loan Bank stock	(1,166)	(531)
Proceeds from calls, maturities and paydowns of securities available for sale	853,136	1,916,724
Proceeds from calls, maturities and paydowns of securities to be held to maturity	4,000	865
Proceeds from sales of Federal Home Loan Bank stock	-	360
Proceeds from sales of other real estate owned	6,365	3,103
Net (increase) decrease in loans	(16,665)	61,143
Purchases of premises and equipment	(2,885)	(7,259)
Proceeds from sales of premises and equipment	-	848
Net cash provided by investing activities	396,660	83,818

FINANCING ACTIVITIES:
Net decrease in deposits	(1,064,936)	(167,948)
Net decrease in securities sold under agreements to repurchase and other short-term borrowings	(58,171)	(75,688)
Payments on Federal Home Loan Bank advances	(50,545)	(123,256)
Proceeds from Federal Home Loan Bank advances	235,000	222,000
Repurchase of Common Stock	(867)	(443)
Net proceeds from Common Stock options exercised	1,692	1,473
Cash dividends paid	(7,663)	(6,891)
Net cash used in financing activities	(945,490)	(150,753)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(477,397)	(13,442)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	616,303	86,177
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138,906	$72,735
(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (in thousands)

	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$42,536	$59,012
Income taxes	24,029	20,055

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$3,637	$4,330
Retained securitization residual	-	102,059

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – SEPTEMBER 30, 2009 AND 2008 (UNAUDITED) AND DECEMBER 31, 2008

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

Other sources of banking income include service charges on deposit accounts, debit card interchange fee income, title insurance commissions, fees charged to customers for trust services and revenue generated from Mortgage Banking activities. Mortgage Banking activities represent both the origination and sale of loans in the secondary market and the servicing of loans for others.

Republic’s operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, marketing and development expenses, Federal Deposit Insurance Corporation (“FDIC”) insurance expense, bank franchise tax expense, data processing, debit card interchange expense and other general and administrative costs. Republic’s results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies and actions of regulatory agencies.

Republic, through its Tax Refund Solutions (“TRS”) segment, is one of a limited number of financial institutions which facilitates the payment of federal and state tax refunds through third party tax-preparers located throughout the U.S., as well as tax-preparation software providers. The Company facilitates the payment of these tax refunds through three primary products: Electronic Refund Checks (“ERCs”), Electronic Refund Deposits (“ERDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by TRS occurs in the first quarter of the year. TRS traditionally operates at a loss during the second half of the year during which the segment incurs costs preparing for the upcoming tax season.

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

The Company concluded that the securitization was a sale as defined in Statement of Financial Accounting Standard (“SFAS”) 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” which was subsequently incorporated into FASB Accounting Standards Codification (“ASC”), topic 860 “Transfers and Servicing.” This conclusion was based on, among other things, legal isolation of assets, the ability of the purchaser to pledge or sell the assets and the absence of a right or obligation of the Company to repurchase the financial assets.

For additional discussion regarding TRS, see the following sections:
•      Part I Item 1 “Financial Statements:”
o      Footnote 3 “Loans and Allowance for Loan Losses”
o      Footnote 10 “Segment Information”
o      Footnote 11 “Securitization”
•      Part II Item 1A “Risk Factors”

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued Staff Position (“FSP”) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which was subsequently incorporated into FASB ASC topic 820, “Fair Value Measurements and Disclosures.” This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The ASC provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The ASC also requires increased disclosures. This ASC is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this ASC did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-than-temporary impairments,” which was subsequently incorporated into ASC topic 320, “Investments – Debt and Equity Securities.” The purpose of this ASC was to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. This ASC amends the other-than-temporary impairment guidance in GAAP for debt securities and improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.

For debt securities, ASC topic 320 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.

In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), ASC topic 320 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.

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

ASC topic 320 is effective and is to be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009. When adopting ASC topic 320, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive loss if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the anticipated recovery of its amortized cost basis.

For the three months ended March 31, 2009, the Company recognized other-than-temporary impairment (“OTTI”) charges of $3.1 million ($2.0 million net of tax) for its private label mortgage backed securities and other private label mortgage-related securities. This brought the pre tax cumulative life-to-date OTTI charge recognized for the private label securities to $17.4 million ($11.3 million net of tax). The Company adopted this ASC effective April 1, 2009 and reversed $2.8 million ($1.8 million net of tax) for the non-credit portion of the cumulative life-to-date OTTI charge. The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income as of April 1, 2009. As of September 30, 2009 As a result of implementing the new standard, the Company recognized total non cash OTTI charges to the income statement of $2.7 million ($1.7 million net of tax) resulting from anticipated credit losses for its private label mortgage backed securities and other private label mortgage-related securities.

In May 2009, the FASB issued SFAS 165 “Subsequent Events,” which was subsequently incorporated into FASB ASC topic 855 “Subsequent Events.” This ASC establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this ASC sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this ASC, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Subsequent events were evaluated through October 23, 2009 which is the date the financial statements were issued. The impact of adoption of this ASC did not have a material impact on the results of operations or financial position of the Company.

In June 2009, the FASB issued SFAS 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 166 amends SFAS 140 and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting SFAS 166 on the consolidated financial statements.

In June 2009, the FASB issued SFAS 167 “Amendments to FASB Interpretation No. 46(R).” SFAS 167 amends tests under Interpretation No. 46(R) for variable interest entities to determine whether a variable interest entity must be consolidated. SFAS 167 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS 167 requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new standard will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting SFAS 167 on the consolidated financial statements.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2008.

2.   INVESMENT SECURITIES

Securities available for sale:

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2009 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S.Government agencies	$40,997	$183	$-	$41,180
Private label mortgage backed and other private label mortgage-related securities	8,610	457	(2,451)	6,616
Mortgage backed securities	247,437	11,042	(70)	258,409
Collateralized mortgage obligations	126,588	479	(247)	126,820

Total securities available for sale	$423,632	$12,161	$(2,768)	$433,025

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008 (in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities and U.S.Government agencies	$458,245	$596	$(1)	$458,840
Private label mortgage backed and other private label mortgage-related securities	14,678	-	-	14,678
Mortgage backed securities	305,902	2,829	(496)	308,235
Collateralized mortgage obligations	74,130	-	(1,974)	72,156

Total securities available for sale	$852,955	$3,425	$(2,471)	$853,909

Mortgage-backed Securities

At September 30, 2009, with the exception of the $6.6 million private label mortgage backed and other private label mortgage-related securities, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

As mentioned throughout this filing, the Company’s mortgage-backed securities portfolio includes private label mortgage backed and other private label mortgage-related securities with a fair value of $6.6 million which had net unrealized losses of approximately $2.0 million at September 30, 2009. As of September 30, 2009, the Company believes there is no further credit loss component of OTTI. In addition, the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
September 30, 2009 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S.Government agencies	$22,715	$38	$-	$22,753
Obligations of states and political subdivisions	384	34	-	418
Mortgage backed securities	2,886	99	(1)	2,984
Collateralized mortgage obligations	39,319	-	(145)	39,174

Total securities to be held to maturity	$65,304	$171	$(146)	$65,329

		Gross	Gross
	Carrying	Unrecognized	Unrecognized
December 31, 2008 (in thousands)	Value	Gains	Losses	Fair Value

U.S. Treasury securities and U.S.Government agencies	$4,670	$7	$-	$4,677
Obligations of states and political subdivisions	384	17	-	401
Mortgage backed securities	3,527	63	(2)	3,588
Collateralized mortgage obligations	42,184	-	(1,626)	40,558

Total securities to be held to maturity	$50,765	$87	$(1,628)	$49,224

Proceeds from sales and calls of securities available for sale were $0 and $14 million for the nine months ended September 30, 2009 and 2008, respectively. Gross gains of $0 and $461,000 were realized on these sales and calls during the nine months ended September 30, 2009 and 2008, respectively. There were no gross losses realized on these sales and calls during these same respective periods. In 2008, $311,000 of the realized gain related to the mandatory partial redemption of the Company’s Visa, Inc. Class B Common Stock with the remaining $150,000 related to unamortized discount accretion on a portion of callable U.S. Government agencies that were called before their maturity.

Proceeds from sales and calls of securities available for sale were $0 for the three months ended September 30, 2009 and 2008, respectively. There were no gross gains or losses realized on sales and calls during the third quarters of 2009 and 2008, respectively.

Securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
September 30, 2009 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$-	$-	$-	$-	$-	$-
Private label mortgage backed and other private label mortgage-related securities	5,385	(2,451)	-	-	5,385	(2,451)
Mortgage backed securities, including Collateralized mortgage obligations	83,349	(247)	17,489	(216)	100,838	(463)

Total	$88,734	$(2,698)	$17,489	$(216)	$106,223	$(2,914)

	Less than 12 months		12 months or more		Total
December 31, 2008 (in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$24,999	$(1)	$-	$-	$24,999	$(1)
Private label mortgage backed and other private label mortgage-related securities	-	-	-	-	-	-
Mortgage backed securities, including Collateralized mortgage obligations	178,864	(4,092)	77	(6)	178,941	(4,098)

Total	$203,863	$(4,093)	$77	$(6)	$203,940	$(4,099)

As of September 30, 2009, the Company’s security portfolio consisted of 137 securities, 26 of which were in an unrealized loss position. The majority of unrealized losses were related to the Company’s mortgage-backed securities, as discussed throughout this filing.

The amortized cost/carrying value and fair value of all investment securities segregated by expected maturity follows:

	Gross
	Amortized
	Cost/
	Carrying	Fair
September 30, 2009 (in thousands)	Value	Value

Securities available for sale:

Within one year	$4,350	$4,480
One to five years	46,109	46,616
Five to ten years	36	38
Beyond ten years	373,137	381,891
Total securities available for sale:	$423,632	$433,025

Securities to be held to maturity:

Within one year	$3,181	$3,181
One to five years	20,522	20,603
Five to ten years	515	515
Beyond ten years	41,086	41,030
Total securities to be held to maturity:	$65,304	$65,329

Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2009	December 31, 2008

Amortized cost	$437,509	$595,156
Fair value	437,415	593,922

Other-than-temporary impairment (“OTTI”)

Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, the Company evaluates a number of factors including, but not limited to:

•	The length of time and the extent to which fair value has been less than the amortized cost basis;
•	Its intent to hold until maturity or sell the debt security prior to maturity;
•	An analysis of whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery;
•	Adverse conditions specifically related to the security, an industry, or a geographic area;
•	The historical and implied volatility of the fair value of the security;
•	The payment structure of the security and the likelihood of the issuer being able to make payments;
•	Failure of the issuer to make scheduled interest or principal payments;
•	Any rating changes by a rating agency; and
•	Recoveries or additional decline in fair value subsequent to the balance sheet date.

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized for the anticipated credit losses.

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. The Company owned and continues to own five private label mortgage backed and other private label mortgage-related securities with an amortized cost of $8.6 million at September 30, 2009. These securities are not guaranteed by government agencies. Approximately $2.6 million (Securities 1 through 4 in the table below) of these securities are mostly backed by “Alternative A” first lien mortgage loans. The remaining $6.0 million (Security 5 in the table below) represents an asset backed security with an insurance “wrap” or guarantee. The average life of these securities is currently estimated to be approximately five years. Due to current market conditions, all of these assets are extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with FASB ASC topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for these investments. See Footnote 6, “Fair Value” for additional discussion.

Prior to the second quarter of 2009, all unrealized losses related to the private label mortgage backed and other private label mortgage-related securities were transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified as net loss on sales, calls and impairments of securities in the consolidated statement of income and comprehensive income. With the adoption of the ASCs as of April 1, 2009, the Company recorded a cumulative effect adjustment to retained earnings for all unrealized losses in the Company’s private label securities which were deemed to be non-credit in nature with a corresponding adjustment to accumulated other comprehensive loss.

During the first quarter of 2009, prior to the adoption of the ASCs, the Company recognized total non cash OTTI charges to the income statement of $3.1 million for its private label mortgage backed securities and other private label mortgage-related securities. During the second quarter of 2009, the Company recognized total non cash OTTI charges to the income statement of $1.9 million resulting from anticipated credit losses for its private label mortgage backed securities and other private label mortgage-related securities. During the third quarter of 2009, the Company recognized total non cash OTTI charges to the income statement of $850,000 resulting from anticipated credit losses for its private label mortgage backed securities and other private label mortgage-related securities.

See Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” for additional discussion regarding the ASCs referenced above.

The following table details the five private label mortgage backed and other private label mortgage-related securities with OTTI at September 30, 2009 and the related credit losses recognized in earnings:

(in thousands)	Security 1	Security 2	Security 3	Security 4	Security 5	Total

Amount of other-than-temporary-impairment related to credit loss at April 1, 2009	$8,413	$1,743	$2,102	$802	$1,509	$14,569

Addition for the quarter ended June 30, 2009	60	47	784	882	123	1,896
Addition for the quarter ended September 30, 2009	291	92	235	48	184	850
Total addition for the six month period April 1, 2009 - September 30, 2009	351	139	1,019	930	307	2,746

Amount of other-than-temporary-impairment related to credit loss at September 30, 2009	$8,764	$1,882	$3,121	$1,732	$1,816	$17,315

Further deterioration in economic conditions could cause the Company to record additional impairment charges related to credit losses of up to $8.6 million, which is the current gross amortized cost of the Company’s private label mortgage backed securities and other private label mortgage-related securities.

The following table details the credit ratings and the total impairment loss related to “all other factors” recorded as a component of accumulated other comprehensive income for the Company’s private label mortgage backed and other private label mortgage-related securities as of September 30, 2009:

			Gross
	Gross		Unrealized
	Amortized	Fair	Gains /	Ratings as of September 30, 2009
(in thousands)	Cost	Value	(Losses)	S&P	Fitch	Moody's

Security 1	$774	$1,231	$457	CC	-	Ca
Security 2	-	-	-	CCC	-	Ca
Security 3	1,476	1,330	(146)	CCC	C	-
Security 4	343	308	(35)	CCC	C	-
Security 5	6,017	3,747	(2,270)	AA	-	-
	-	-	-
Total	$8,610	$6,616	$(1,994)

The ratings above range from default (Fitch C) to high grade (S&P AA).

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

	September 30,	December 31,
(in thousands)	2009	2008

Residential real estate	$1,109,832	$1,095,540
Commercial real estate	639,580	653,048
Real estate construction	94,633	99,395
Commercial	102,419	111,604
Consumer	23,371	28,056
Overdrafts	1,198	2,796
Home equity	321,880	313,418
Total loans	2,292,913	2,303,857
Less: Allowance for loan losses	19,793	14,832

Loans, net	$2,273,120	$2,289,025

Activity in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(dollars in thousands)	2009	2008	2009	2008
Allowance for loan losses at beginning of period	$19,886	$17,995	$14,832	$12,735

Charge offs - Banking	(2,588)	(3,331)	(5,114)	(5,325)
Charge offs - Tax Refund Solutions	-	(1,335)	(31,179)	(9,208)
Total charge offs	(2,588)	(4,666)	(36,293)	(14,533)

Recoveries - Banking	186	356	650	743
Recoveries - Tax Refund Solutions	882	238	11,826	850
Total recoveries	1,068	594	12,476	1,593

Net loan charge offs/recoveries - Banking	(2,402)	(2,975)	(4,464)	(4,582)
Net loan charge offs/recoveries - Tax Refund Solutions	882	(1,097)	(19,353)	(8,358)
Net loan charge offs/recoveries	(1,520)	(4,072)	(23,817)	(12,940)

Provision for loan losses	1,427	324	28,778	14,452

Allowance for loan losses at end of period	$19,793	$14,247	$19,793	$14,247

Information regarding Republic’s impaired loans follows:

	September 30,	December 31,
(in thousands)	2009	2008

Loans with no allocated allowance for loan losses	$-	$-
Loans with allocated allowance for loan losses	44,940	12,108

Total	$44,940	$12,108

Amount of the allowance for loan losses allocated	$5,125	$1,998
Average of individually impaired loans during periods	33,753	13,355
Interest income recognized during impairment	-	-
Cash basis interest income recognized	-	-

Detail of non-performing loans and non-performing assets follows:

(dollars in thousands)	September 30, 2009	December 31, 2008

Loans on non-accrual status	$40,355	$11,324
Loans past due 90 days or more and still on accrual	2	2,133
Total non-performing loans	40,357	13,457
Other real estate owned	3,239	5,737
Total non-performing assets	$43,596	$19,194
Non-performing loans to total loans	1.76%	0.58%
Non-performing assets to total loans (including OREO)	1.90	0.83

The composition of non-performing loans follows:

	September 30,	December 31,
(in thousands)	2009	2008

Residential real estate	$13,580	$7,147
Commercial real estate	14,585	2,665
Real estate construction	10,059	2,749
Commercial	839	243
Consumer	2	86
Home equity	1,292	567
Total non-performing loans	$40,357	$13,457

The following table details RAL originations and loss reserves for three and nine months ended September 30, 2009 and 2008:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Originations:

RALs originated and retained on balance sheet	$-	$773	$2,472,708	$682,877
RALs originated and securitized	-	-	-	1,098,717
Total RALs originated	$-	$773	$2,472,708	$1,781,594

Estimated RAL losses:

Estimated losses for retained RALs, net	$(882)	$133	$19,353	$8,358
Net reduction to estimated future expected cash flows for securitized RALs	-	(132)	-	6,697
Total Estimated RALs losses, net	$(882)	$1	$19,353	$15,055

RAL Loss Reserves and Provision for Loan Losses:

Due to the excessive costs of securitization structures, which resulted from a significant lack of liquidity in the credit markets during the latter half of 2008, the Company elected not to obtain funding from a securitization structure for the first quarter 2009 tax season. Instead, the Company utilized its traditional borrowing sources, including brokered certificates of deposit, as its primary RAL funding source for the first quarter 2009 tax season. The corresponding accounting for this change in funding strategy caused, and will continue to cause throughout the year, differences among some income and expense items when comparing results of operations for 2009 to 2008. The securitization had the effect during 2008 of reclassifying for securitized RALs the fee income earned, interest expense paid and provision expense into “Net RAL securitization income,” which is a component of non interest income. During 2009, these items were, and will continue to be, classified in interest income on loans, interest expense on deposits and provision for loan losses, respectively.

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

Profitability in the Company’s TRS segment is primarily driven by the volume of RAL transactions processed and the loss rate incurred on RALs, and is particularly sensitive to both measures. During 2009 (primarily the first quarter), the Company processed 39% more in dollars of RALs compared to the same period in 2008. The TRS segment’s provision for loan losses increased from $8.4 million during the first nine months of 2008 (with $7.5 million related to the first quarter of 2008) to $19.4 million during the first nine months of 2009 (with $22.0 related to the first quarter of 2009). Included as a reduction to the 2009 TRS provision for loan losses was $2.5 million representing a limited preparer-provided guarantee for RAL product performance. Substantially all of this credit was recorded during the first quarter of 2009. Not included in the nine months ended September 30, 2008 provision for loan losses was $6.7 million for estimated losses associated with securitized RALs, which were recorded as a reduction to Net RAL securitization income because they represented a decrease in the net present value of the future estimated cash flows of the residual interest. The increase in losses associated with RALs during 2009 was primarily due to the increased overall volume coupled with higher estimated RAL losses as a percent of total originations related to an increase in the amount of refunds held by the IRS for reasons such as errors in the tax return, tax return fraud and tax debts not disclosed to the Company.

At March 31st of each year the Company reserves for its estimated RAL losses for the year based on current year and historical funding patterns and based on information received from the IRS on current year payment processing. The Company charges off substantially all outstanding RALs by June 30th each year with subsequent collections recorded as recoveries. As of September 30, 2009, $24.4 million of charged-off RALs originated during 2009 remained uncollected compared to $15.9 million (includes $6.9 million of securitized RALs) at September 30, 2008 for RALs originated during 2008, representing 0.99% and 0.89% of total gross RALs originated during the respective tax years by the Company.

For the three months ended September 30, 2009, the TRS provision for loan losses was a net credit of $882,000 compared to a net provision of $133,000 for the three months ended September 30, 2008. The net credit during the third quarter 2009 resulted primarily from payments received from the IRS which represented payments on RALs charged off through June 30, 2009.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part II Item 1A “Risk Factors”

4.	DEPOSITS

Deposit composition was as follows at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(in thousands)	2009	2008
Demand (NOW and SuperNOW)	$220,091	$202,607
Money market accounts	591,057	555,346
Brokered money market accounts	75,807	163,965
Internet money market accounts	6,398	6,253
Savings	33,515	32,599
Individual retirement accounts	35,385	38,142
Time deposits, $100,000 and over	169,100	202,058
Other certificates of deposit	145,139	221,179
Brokered certificates of deposits	76,300	1,048,017
Total interest-bearing deposits	1,352,792	2,470,166
Total non interest-bearing deposits	325,641	273,203
Total	$1,678,433	$2,743,369

5.	FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At September 30, 2009 and December 31, 2008, FHLB advances outstanding were as follows:

(in thousands)	September 30, 2009	December 31, 2008

Putable fixed interest rate advances with a weighted average interest rate of 4.51%(1)	$150,000	$150,000

Overnight advances	50,000	-

Fixed interest rate advances with a weighted average interest rate of 3.39% due through 2035	499,689	365,234

Total FHLB advances	$699,689	$515,234

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At September 30, 2009, Republic had available collateral to borrow an additional $159 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $200 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2009	$107,000
2010	92,000
2011	100,000
2012	85,000
2013	91,000
Thereafter	224,689
Total	$699,689

The following table illustrates real estate loans pledged to collateralize advances and letters of credit from the FHLB:

	September 30,	December 31,
(in thousands)	2009	2008

First lien, single family residential	$725,858	$799,932
Home equity lines of credit	89,880	121,470
Multi-family, commercial real estate	40,167	38,082

6.    FAIR VALUE

FASB ASC topic 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This ASC also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

In April 2009, the FASB finalized three ASCs regarding the accounting treatment for investments including mortgage-backed securities. These ASCs changed the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the ASCs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. These ASCs were effective for financial statements issued for periods ending after June 15, 2009. The Company recognized the $1.8 million cumulative effect of initially applying FASB ASC topic 320 “Investments – Debt and Equity Securities,” as an adjustment to retained earnings at April 1, 2009, with a corresponding adjustment to accumulated other comprehensive income. See Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” for additional discussion regarding the recently issued ASCs.

See Footnote 2 “Investment Securities” for additional discussion regarding the Company’s private label mortgage backed and other private label mortgage-related securities.

Derivative instruments: Mortgage Banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments. The fair value of the Company’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Company. Forward contracts and rate lock loan commitments are classified as Level 2 in the fair value hierarchy.

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

Assets and liabilities measured at fair value under FASB ASC Topic 820 “Fair Value Measurements and Disclosures” on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

September 30, 2009 (in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$-	$41,180	$-	$41,180
Private label mortgage backed and other private label mortgage-related securities	-	-	6,616	6,616
Mortgage backed securities	-	258,409	-	258,409
Collateralized mortgage obligations	-	126,820	-	126,820
Total securities available for sale	-	426,409	6,616	433,025

Mandatory forward contracts	-	(232)	-	(232)

Rate lock loan commitments	-	435	-	435

Mortgage loans held for sale	-	8,597	-	8,597

December 31, 2008 (in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$-	$458,840	$-	$458,840
Private label mortgage backed and other private label mortgage-related securities	-	-	14,678	14,678
Mortgage backed securities	-	308,235	-	308,235
Collateralized mortgage Obligations	-	72,156	-	72,156
Total securities available for sale	-	839,231	14,678	853,909

Mandatory forward contracts	-	(451)	-	(451)

Rate lock loan commitments	-	543	-	543

Mortgage loans held for sale	-	11,298	-	11,298

The tables below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and nine month periods ended September 30, 2009 and 2008:

Securities available for sale - Private label mortgage backed and other private label mortgage-related securities

(in thousands)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Balance, beginning of period	$8,095	$20,554	$14,678	$-

Transfer into Level 3		-		22,085
Total gains or losses included in earnings:
Net realized OTTI loss	(850)	(5,273)	(8,640)	(9,341)
Net change in unrealized gain / loss	117	7,241	3,542	11,378
Premium amortization	-	(14)	-	(47)
Principle paydowns	(746)	(1,389)	(2,964)	(2,956)
Balance, end of period	$6,616	$21,119	$6,616	$21,119

Trading Securities - Residual interest in the RAL securitization

As detailed above in Footnote 3 “Loans and Allowance for Loan Losses,” the Company elected not to obtain funding from a securitization structure for the first quarter 2009 tax season.

Activity for the three and nine months ended September 30, 2008 follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2009	2008	2009	2008

Balance, beginning of period	$-	$177	$-	$-
Increase in RAL securitization residual	26	-	498	4,717
Retained securitization residual	-	-	-	102,059
Paydown of trading securities	(26)	(177)	(498)	(106,776)
Balance, September 30, 2008	$-	$-	$-	$-

Assets measured at fair value on a non-recurring basis are summarized below:

September 30, 2009 (in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009
Impaired loans	$-	$-	$39,815	$39,815
Mortgage servicing rights	-	10,964	-	10,964

December 31, 2008 (inthousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Impaired loans	$-	$-	$10,110	$10,110
Mortgage servicing rights	-	6,952	-	6,952

The following section details impairment charges recognized during the period:

The Company recorded realized impairment losses related to its Level 3 private label mortgage backed and other private label mortgage-related securities totaling $850,000 and $5.3 million for the three months ended September 30, 2009 and 2008. The Company recorded realized impairment losses related to its Level 3 private label mortgage backed and other private label mortgage-related securities totaling $8.6 million and $9.3 million for the nine months ended September 30, 2009 and 2008. See Footnote 2 “Investment Securities” for additional detail.

Due primarily to a decline in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained, the fair value of the Company’s Mortgage Servicing Rights (“MSR”) increased during 2009. As a result of this increase, the Company reduced its corresponding valuation allowance by $1.1 million during the first quarter of 2009 and an additional $122,000 during the second quarter of 2009. No MSR valuation allowance existed at June 30, 2009 and September 30, 2009.

At September 30, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $45 million, with a valuation allowance of $5 million, resulting in an additional provision for loan losses of $1.7 million for the three months ended September 30, 2009 and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively.

In accordance with FASB ASC topic 825, the carrying amounts and estimated fair values of financial instruments, at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$138,906	$138,906	$616,303	$616,303
Securities available for sale	423,632	433,025	852,955	853,909
Securities to be held to maturity	65,304	65,329	50,765	49,224
Mortgage loans held for sale	8,597	8,597	11,298	11,298
Loans	2,292,913	2,350,622	2,303,857	2,349,777
Allowance for loan losses	(19,793)	(19,793)	(14,832)	(14,832)
Federal Home Loan Bank stock	26,248	26,248	25,082	25,082
Accrued interest receivable	10,483	10,483	13,252	13,252

Liabilities:
Deposits:
Non interest-bearing accounts	$325,641	$325,641	$273,203	$273,203
Transaction accounts	926,868	926,868	960,770	960,770
Time deposits	425,924	432,257	1,509,396	1,547,830
Securities sold under agreements to repurchase and other short-term borrowings	280,841	280,841	339,012	339,012
Subordinated note	41,240	41,148	41,240	41,154
Federal Home Loan Bank advances	699,689	725,267	515,234	546,391
Accrued interest payable	2,711	2,711	6,592	6,592

The methods and assumptions used to estimate fair value are described as follows:

Cash and Cash Equivalents – The carrying amount represents a reasonable estimate of fair value.

Securities Available for Sale and Mortgage Loans Held for Sale – See earlier discussion under Footnote 6 “Fair Value” for methods and assumptions used to estimate fair value.

Securities to be Held to Maturity and Federal Home Loan Bank Stock – Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of FHLB Stock is valued at par due to restrictions placed on its transferability.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

7.   MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

September 30, (in thousands)	2009	2008

Balance, beginning of period	$11,298	$4,278
Origination of mortgage loans held for sale	507,757	196,150
Proceeds from the sale of mortgage loans held for sale	(520,272)	(197,242)
Net gain on sale of mortgage loans held for sale	9,814	3,572
Balance, end of period	$8,597	$6,758

Mortgage Banking activities primarily include residential mortgage originations and servicing. The following table presents the components of Mortgage Banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Net gain on sale of mortgage loans held for sale	$1,692	$894	$9,814	$3,572
Decrease in valuation allowance for MSR impairment	-	-	1,255	-
Net loan servicing income, net of amortization	(25)	177	(1,711)	234
Mortgage Banking income	$1,667	$1,071	$9,358	$3,806

Activity for capitalized mortgage servicing rights was as follows:

September 30, (in thousands)	2009	2008

Balance, January 1	$5,809	$6,706
Additions	5,239	2,305
Amortized to expense	(3,823)	(1,689)
Change in valuation allowance	1,255	-
Balance, September 30	$8,480	$7,322

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

September 30, (in thousands)	2009	2008

Balance, January 1	$(1,255)	$-
Additions to expense	-	-
Decrease in valuation allowance for MSR impairment	1,255	-
Direct write downs	-	-
Balance, September 30	$-	$-

The fair value of MSRs was $11 million and $7 million at September 30, 2009 and December 31, 2008, respectively. The fair value at September 30, 2009 was calculated using a discount rate of 9% with prepayment speeds ranging from 172% to 384%, depending on the stratification of the specific MSR, and a weighted average default rate of 1.50%. The fair value for the year ended December 31, 2008 was calculated using a discount rate of 12% with prepayment speeds ranging from 187% to 509%, depending on the stratification of the specific MSR, and a weighted average default rate of 1.50%.

Due to the significant reduction in long-term interest rates during December of 2008, the fair value of the MSR portfolio declined as pre-payment speed assumptions were adjusted upwards resulting in an impairment charge of $1.3 million for the fourth quarter and year ended December 31, 2008. During the first quarter of 2009, prepayment speed assumptions stabilized to levels similar to those assumed in the third quarter of 2008 and the Company reversed $1.1 million from the valuation allowance. During the second quarter of 2009, the Company reversed the remaining impairment charge of $122,000. There were no impairment charges recorded prior to the fourth quarter of 2008 and no MSR valuation allowance existed at June 30, 2009 and September 30, 2009.

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

The Company adopted FASB ASC topic 815, “Derivative and Hedging” at the beginning of the first quarter of 2009, and has included the expanded disclosures required by that statement.

The following tables include the notional amounts and realized gain (loss) for Mortgage Banking derivatives recognized in Mortgage Banking income as of September 30, 2009 and December 31, 2008:

(in thousands)	September 30, 2009	December 31, 2008

Mandatory forward contracts:
Notional amount	$27,075	$43,865
Change in fair value of forward contracts	(232)	(451)

Rate lock loan commitments:
Notional amount	$23,137	$66,902
Change in fair value of rate loan lock commitments	207	84

Forward contracts also contain an element of risk in that the counterparties may be unable to meet the terms of such agreements. In the event the counterparties fail to deliver commitments or are unable to fulfill their obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management and the Board of Directors. The Company does not expect any counterparty to default on their obligations and therefore, the Company does not expect to incur any cost related to counterparty default.

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

8.    OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

Republic, in the normal course of business, is party to financial instruments with off balance sheet risk. These financial instruments primarily include commitments to extend credit and standby letters of credit. The contract or notional amounts of these instruments reflect the potential future obligations of Republic pursuant to those financial instruments. Creditworthiness for all instruments is evaluated on a case by case basis in accordance with Republic’s credit policies. Collateral from the customer may be required based on the Company’s credit evaluation of the customer and may include business assets of commercial customers, as well as personal property and real estate of individual customers or guarantors.

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

As of September 30, 2009, exclusive of Mortgage Banking loan commitments, Republic had outstanding loan commitments of $439 million, which included unfunded home equity lines of credit totaling $310 million. At December 31, 2008, Republic had outstanding loan commitments of $550 million, which included unfunded home equity lines of credit totaling $331 million. These commitments generally have open ended maturities and variable rates. At September 30, 2009 rates primarily ranged from 4.00% to 7.50% with a weighted average rate of 4.81%.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $12 million and $14 million at September 30, 2009 and December 31, 2008. In addition to credit risk, the Company also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Company does not deem this risk to be material.

At September 30, 2009 and December 31, 2008, Republic had a $12 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Company uses a blanket pledge of eligible real estate loans to secure the letter of credit.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2009	2008	2009	2008

Net income	$5,661	$4,502	$38,287	$33,048

Weighted average shares outstanding	20,779	20,591	20,731	20,485
Effect of dilutive securities	143	387	160	314
Average shares outstanding including dilutive securities	20,922	20,978	20,891	20,799

Basic earnings per share:
Class A Common Share	$0.27	$0.22	$1.85	$1.62
Class B Common Share	0.26	0.21	1.82	1.59

Diluted earnings per share:
Class A Common Share	$0.27	$0.22	$1.84	$1.59
Class B Common Share	0.26	0.20	1.80	1.56

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Antidilutive stock options	627,977	10,500	642,797	301,697

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

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 11 “Securitization”
•	Part II Item 1A “Risk Factors”

Segment information for the three and nine months ended September 30, 2009 and 2008 follows:

	Three Months Ended September 30, 2009

(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$27,576	$47	$113	$27,736
Provision for loan losses	2,309	(882)	-	1,427

Electronic Refund Check fees	-	137	-	137
Net RAL securitization income	-	26	-	26
Mortgage banking income	-	-	1,667	1,667
Net loss on sales, calls and impairment of securities	(850)	-	-	(850)
Other non interest income	6,864	18	26	6,908
Total non interest income	6,014	181	1,693	7,888

Total non interest expenses	23,132	2,283	324	25,739

Gross operating profit	8,149	(1,173)	1,482	8,458
Income tax expense	2,855	(565)	507	2,797
Net income	$5,294	$(608)	$975	$5,661

Segment assets	$3,020,498	$7,966	$8,957	$3,037,421

Net interest margin	3.79%	NM	NM	3.79%

	Three Months Ended September 30, 2008

(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$27,520	$229	$97	$27,846
Provision for loan losses	191	133	-	324

Electronic Refund Check fees	-	738	-	738
Net RAL securitization income	-	157	-	157
Mortgage banking income	-	-	1,071	1,071
Net loss on sales, calls and impairment of securities	(5,273)	-	-	(5,273)
Other non interest income	7,140	25	(444)	6,721
Total non interest income	1,867	920	627	3,414

Total non interest expenses	21,250	2,574	159	23,983

Gross operating profit	7,946	(1,558)	565	6,953
Income tax expense	2,840	(591)	202	2,451
Net income	$5,106	$(967)	$363	$4,502

Segment assets	$2,981,809	$56,428	$6,817	$3,045,054

Net interest margin	3.85%	NM	NM	3.86%

	Nine Months Ended September 30, 2009

(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$82,905	$52,880	$688	$136,473
Provision for loan losses	9,425	19,353	-	28,778

Electronic Refund Check fees	-	25,272	-	25,272
Net RAL securitization income	-	498	-	498
Mortgage banking income	-	-	9,358	9,358
Net loss on sales, calls and impairment of securities	(5,871)	-	-	(5,871)
Other non interest income	19,912	50	78	20,040
Total non interest income	14,041	25,820	9,436	49,297

Total non interest expenses	71,212	23,632	1,091	95,935

Gross operating profit	16,309	35,715	9,033	61,057
Income tax expense	5,428	14,290	3,052	22,770
Net income	$10,881	$21,425	$5,981	$38,287

Segment assets	$3,020,498	$7,966	$8,957	$3,037,421

Net interest margin	3.79%	NM	NM	5.50%

	Nine Months Ended September 30, 2008

(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$81,086	$20,373	$288	$101,747
Provision for loan losses	6,094	8,358	-	14,452

Electronic Refund Check fees	-	17,668	-	17,668
Net RAL securitization income	-	13,030	-	13,030
Mortgage banking income	-	-	3,806	3,806
Net loss on sales, calls and impairment of securities	(8,880)	-	-	(8,880)
Other non interest income	20,619	29	(1,302)	19,346
Total non interest income	11,739	30,727	2,504	44,970

Total non interest expenses	63,203	17,545	618	81,366

Gross operating profit	23,528	25,197	2,174	50,899
Income tax expense	8,135	8,966	750	17,851
Net income	$15,393	$16,231	$1,424	$33,048

Segment assets	$2,981,809	$56,428	$6,817	$3,045,054

Net interest margin	3.90%	NM	NM	4.51%

11.	SECURITIZATION

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

During the first quarter of 2008 the securitization consisted of a total of $1.1 billion of RALs originated and sold. The Company’s continuing involvement in RALs sold into the securitization was limited to only servicing of the RALs. Compensation for servicing of the securitized RALs was not contingent upon performance of the securitized RALs. The residual value related to the securitization was presented as a trading security on the balance sheet and was $2.0 million at September 30, 2008.

The Company concluded that the securitization was a sale as defined in FASB ASC topic 860 “Transfers and Servicing.” This conclusion was based on, among other things, legal isolation of assets, the ability of the purchaser to pledge or sell the assets, and the absence of a right or obligation of the Company to repurchase the financial assets.

Due to the excessive costs of securitization structures, which resulted from a significant lack of liquidity in the credit markets during the latter half of 2008, the Company elected not to obtain funding from a securitization structure for the first quarter 2009 tax season. Instead, the Company utilized brokered certificates of deposits and its traditional borrowing lines of credit as its primary RAL funding source for the first quarter 2009 tax season. The corresponding accounting for this change in funding strategy has caused differences among some income and expense items when comparing income statement results for 2009 to results in 2008. The securitization had the effect during 2008 of reclassifying for securitized RALs the fee income earned, interest expense paid and provision expense into “Net RAL securitization income,” which is a component of non interest income. During 2009, these items were, and will continue to be, classified in interest income on loans, interest expense on deposits and provision for loan losses, respectively. For the nine months ended September 30, 2008, the Company recognized net RAL securitization income of $13.0 million ($12.6 million related to the quarter ended March 31, 2008) and sold $1.1 billion RALs into the securitization.

Detail of Net RAL securitization income follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Net gain on sale of RALs	$-	$-	$-	$8,313
Increase in securitization residual	26	157	498	4,717
Net RAL securitization income	$26	$157	$498	$13,030

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
•	Part II Item 1A “Risk Factors”

12.	REGULATORY MATTERS

During the first quarter of 2009, RB&T made public its Community Reinvestment Act Performance Evaluation (the “CRA Evaluation”). The CRA Evaluation assesses RB&T’s initiatives and performance that are designed to help meet the credit needs of the areas it serves, including low and moderate-income individuals, neighborhoods and businesses. The CRA Evaluation also includes a review of the RB&T’s community development services and investments in the RB&T’s assessment areas.

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

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, the statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date the statements are made and management may not update them to reflect changes that occur subsequent to the date the statements are made. See additional discussion under Part II Item 1A “Risk Factors.”

As used in this report, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: Republic Bank & Trust Company and Republic Bank.

RECENT DEVELOPMENTS

TRS First Quarter 2010 RAL Pricing Change

On September 4, 2009, Republic, through its subsidiary RB&T, announced a new pricing model that will reduce the fees the Bank charges consumers for Refund Anticipation Loans (“RALs”) beginning with the first quarter 2010 tax season. In addition, TRS expects to discontinue its instant RAL product, which has been marketed as a NowRAL or a Money Now Loan. Instant RALs are smaller dollar RALs that are typically approved within one hour of application, but before the acceptance of the taxpayer’s tax return by the IRS. Instant RALs represented less than 2% of all RALs originated by TRS during the first quarter 2009 tax season.

With respect to new contracts entered into for the first quarter 2010 tax season, TRS does not expect to share revenue with third parties in connection with the delivery of tax refund products associated with in-person tax preparation services. As a result, if TRS attains a similar volume and mix of tax refund products processed during the first quarter of 2010 as it processed during the first quarter of 2009, management believes the overall impact to total revenue for the Company of this new pricing structure can be neutral. Tax refund products include Electronic Refund Checks (“ERCs”), Electronic Refund Deposits (“ERDs”) and RALs. Management believes the pricing change can be revenue neutral to the overall Company earnings, assuming a similar volume and mix of products, because the estimated reduction in RAL fee income is projected to be positively offset by a reduction in rebates paid for RALs, ERCs and ERDs.  The overall financial impact to the Company of its new RAL pricing model and the discontinuation of its instant RAL product for the 2010 calendar year cannot currently be projected because TRS cannot predict its future product volume until contract terms with all of its third-party providers are negotiated and finalized for the upcoming tax season.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Business Segment Composition”
o	“Overview”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part II Item 1A “Risk Factors”

BUSINESS SEGMENT COMPOSITION

As of September 30, 2009, the Company was divided into three distinct segments: Banking, Tax Refund Solutions and Mortgage Banking.

Net income, total assets and net interest margin by segment for the three and nine months ended September 30, 2009 and 2008 are presented below:

	Three Months Ended September 30, 2009

(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$5,294	$(608)	$975	$5,661
Segment assets	3,020,498	7,966	8,957	3,037,421
Net interest margin	3.79%	NM	NM	3.79%

	Three Months Ended September 30, 2008

(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$5,106	$(967)	$363	$4,502
Segment assets	2,981,809	56,428	6,817	3,045,054
Net interest margin	3.85%	NM	NM	3.86%

	Nine Months Ended September 30, 2009

(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$10,881	$21,425	$5,981	$38,287
Segment assets	3,020,498	7,966	8,957	3,037,421
Net interest margin	3.79%	NM	NM	5.50%

	Nine Months Ended September 30, 2008

(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$15,393	$16,231	$1,424	$33,048
Segment assets	2,981,809	56,428	6,817	3,045,054
Net interest margin	3.90%	NM	NM	4.51%

NM – Not Meaningful

(I)  Banking

As of September 30, 2009, Republic had 44 full-service banking centers with 35 located in Kentucky, five located in metropolitan Tampa, Florida, three located in southern Indiana and one located in metropolitan Cincinnati, Ohio. RB&T’s primary market areas are located in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington, Florence, and Independence. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in Hudson, New Port Richey, Palm Harbor, Port Richey and Temple Terrace, Florida, as well as metropolitan Cincinnati, Ohio.

(II)  Tax Refund Solutions (“TRS”)

Republic, through its TRS segment, is one of a limited number of financial institutions which facilitates the payment of federal and state tax refunds through third party tax-preparers located throughout the U.S., as well as tax preparation software providers. The Company facilitates the payment of these tax refunds through three primary products: ERCs, ERDs and RALs. Substantially all of the business generated by TRS occurs in the first quarter of the year.

ERCs/ERDs are products whereby a tax refund is issued to the taxpayer after the Company has received the refund from the federal or state government. There is generally no credit risk or borrowing cost for the Company associated with these products because they are only delivered to the taxpayer upon receipt of the refund directly from the Internal Revenue Service (“IRS”). Fees earned on ERCs/ERDs are reported as non interest income under the line item “Electronic Refund Check fees.”

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

Rebate Accruals

During 2009, the Company made rebate payments to third party technology and service providers within its TRS segment. These rebates are reflected in the financial statements as a reduction to RAL and ERC fees. All rebate payments to individual technology and service providers are based on the product volume funded by the IRS through that provider, with various rebate tiers at different volume levels. In addition, rebate payments made to the service providers are significantly influenced by RAL losses. While the rebates paid to the Company’s technology providers are typically paid throughout the year, the rebate payments paid to the third party service providers are generally paid in one lump sum payment on or near June 30th of each year.

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

The Company accrued $36.0 million in total rebates during the first nine months of 2009 compared to $28.9 million during the same period in 2008. While total TRS gross product revenue increased 33% during the first nine months of 2009 compared to 2008, rebate accruals increased 25% for the same period. The overall increase in rebates was less than the increase in total gross revenue during 2009 primarily due to larger payments made through a fixed fee component, in lieu of rebates. This fixed fee component is classified in non interest expense on the income statement. Rebate accruals and accrual adjustments for the three months ended September 30, 2009 and 2008 were immaterial.

TRS Funding – First Quarter 2010 Tax Season

At the time of this filing, the Company has not finalized its funding strategy for the upcoming first quarter 2010 tax season. Management believes it will be able to obtain all of the funding it needs for the upcoming tax season. Similar to the first quarter of 2009, management anticipates utilizing a combination of brokered deposits and traditional borrowing lines. In addition, the Company may need to draw on its holding company line of credit to provide additional capital to RB&T. The Company will likely begin to increase its brokered deposit balances significantly during the fourth quarter of 2009 in anticipation of the funding needs for the upcoming tax season.

TRS Funding – First Quarter 2009 Tax Season

Due to the excessive costs of securitization structures, which resulted from a significant lack of liquidity in the credit markets during the latter half of 2008, the Company elected not to obtain funding from a securitization structure for the first quarter 2009 tax season. Instead, the Company utilized brokered certificates of deposits and its traditional borrowing lines of credit as its primary RAL funding source for the first quarter 2009 tax season. The corresponding accounting for this change in funding strategy has caused differences among some income and expense items when comparing income statement results for 2009 to results in 2008. The securitization had the effect during 2008 of reclassifying for securitized RALs the fee income earned, interest expense paid and provision expense into “Net RAL securitization income,” which is a component of non interest income. During 2009, these items were, and will continue to be, classified in interest income on loans, interest expense on deposits and provision for loan losses, respectively.

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

TRS Funding – First Quarter 2008 Tax Season

The Company recognized net RAL securitization income of $13.0 million and sold $1.1 billion RALs into the securitization during the nine months ended September 30, 2008. During the first quarter 2008 tax season, in addition to the securitization structure, the Company also utilized brokered certificates of deposits to fund RALs retained on balance sheet. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 5.09%. Also, during January of 2008, the Company obtained an additional $200 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits had a weighted average life of three months and a weighted average interest rate of 4.95%.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part II Item 1A “Risk Factors”

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

See additional detail regarding Mortgage Banking under Footnote 10 “Segment Information” of Part I Item 1 “Financial Statements.”

OVERVIEW (Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008)

Net income for the three months ended September 30, 2009 was $5.7 million, representing an increase of $1.2 million, or 26%, compared to the same period in 2008. Diluted earnings per Class A Common Share increased 23% to $0.27 for the quarter ended September 30, 2009 compared to $0.22 for the same period in 2008. General highlights for the three months ended September 30, 2009 by business segment consist of the following:

Traditional Banking (Third Quarter Highlights)

•
Net income increased $188,000, or 4%, for the third quarter of 2009 compared to the same period in 2008. The third quarter increase related primarily to a decline of $4.4 million for OTTI charges on the Company’s private label security portfolio partially offset by increases in the Company’s provision for loan losses and higher non interest expenses.

•	Net interest income increased $56,000 for the third quarter ended September 30, 2009 compared to the same period in 2008.

•	The provision for loan losses was $2.3 million for the third quarter ended September 30, 2009 compared to $191,000 for the same period in 2008.

•	Non interest income increased $4.1 million for the third quarter ended September 30, 2009 compared to the same period in 2008.

•	Total non interest expense increased $1.9 million, or 9%, for the third quarter ended September 30, 2009 compared to the same period in 2008.

Tax Refund Solutions (“TRS”) (Third Quarter Highlights)

•	TRS segment net loss was $608,000 for the third quarter ended September 30, 2009 compared to a net loss of $967,000 for the same period in 2008.

•	TRS announced a new RAL pricing model for the first quarter 2010 tax season.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part II Item 1A “Risk Factors”

Mortgage Banking (Third Quarter Highlights)

•
Within the Mortgage Banking segment, Mortgage Banking income increased $596,000, or 56%, for the third quarter ended September 30, 2009 compared to the same period in 2008. The Company sold $90 million in fixed rate loans into the secondary market during the third quarter of 2009 compared to $56 million during the third quarter of 2008.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2009 Compared to Three Months ended September 30, 2008)

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

Total Company net interest income was relatively unchanged at $27.7 million for the three months ended September 30, 2009. Total Company net interest margin decreased 7 basis points to 3.79% for the quarter. The most significant components comprising the total Company net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $56,000 for the third quarter ended September 30, 2009 compared to the same period in 2008. Since the Federal Reserve Bank began lowering the Federal Funds Target rate (“FFTR”) in September 2007, net interest income within the Traditional Banking segment continued to benefit from low short-term interest rates in combination with a “steep” yield curve and an increase in average earning assets. The month-to-month improvement in this benefit when comparing to the same month in the previous year, however, began to decrease in late 2008, as the Company could no longer lower the rate on many of its interest-bearing liabilities, while its interest-earning assets continued to reprice lower.

During the second quarter of 2009, the comparison of the current month to same month in the prior year became negative largely due to the repricing factors just discussed. In addition, the Bank extended maturities on $185 million of its Federal Home Loan Bank (“FHLB”) advances during the first and second quarters of 2009 in order to mitigate its risk position from a future rise in short-term interest rates. The weighted average cost of these advances went from 0.35% on an overnight basis to 2.99% after their maturities were extended.

During the third quarter of 2009, the Bank reduced its level of cash on hand primarily by lowering its offering rates for new and renewing certificates of deposits, and in particular, to those single-service clients who only held certificates of deposit with the Bank. In addition, the Bank continued to experience a reduction in cost and associated balances of its brokered money market deposit account. This account began the third quarter of 2009 with a total balance of $98 million and a cost of 1.19%. At September 30, 2009 the balance in this account had declined to $76 million while its cost had decreased to 0.71%. As a result of these factors, the Company’s cost of interest bearing liabilities improved to 1.77%, an 8 basis point decrease from the second quarter of 2009 and an 88 basis point decrease from the third quarter of 2008.

Within its earning assets, the Bank initiated two separate programs in the first and second quarters of 2009 to retain 15-year fixed rate residential real estate loans, which it has traditionally sold into the secondary market. These two retained pools reached $89 million in outstanding balances at September 30, 2009. The Bank funded these loans with excess cash and $75 million of fixed rate advances from the FHLB with an average life of approximately five years. The overall yield on these loans was approximately 4.70% with an overall funding cost associated with the corresponding FHLB advances of 2.79%.

As a result of the decline in the cost of its interest bearing liabilities and the retention of its 15-year fixed rate loans, the Bank’s net interest income improved slightly from the second quarter of 2009 to approximately the same level achieved during the third quarter of 2008. The Bank’s overall net interest margin for the third quarter of 2009, while improving ten basis points from the second quarter of 2009, declined seven basis points compared to the third quarter of 2008 to 3.79%.

The Company continues to experience paydowns in its loan and investment portfolios. These paydowns have caused, and will continue to cause, compression in Republic’s net interest income and net interest margin, as the cash received from these paydowns is reinvested at lower yields. Additionally, because the FFTR is now at a target range between 0.00% and 0.25%, no future FFTR decreases from the Federal Open Market Committee (“FOMC”) are possible, exacerbating the compression to the Company’s net interest income and net interest margin caused by its repricing loans and investments. The Company is unable to precisely determine the ultimate negative impact to the Company’s net interest spread and margin in the future because several factors remain unknown at this time, such as future demand for financial products and the overall future need for liquidity, among many other factors.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see Table 9, “Interest Rate Sensitivity” in this section of the document.

Table 1 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three month periods ended September 30, 2009 and 2008. Table 2 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 1 – Average Balance Sheets and Interest Rates for the Three Months Ended September 30, 2009 and 2008

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Taxable investment securities(1)	$531,370	$4,765	3.59%	$536,439	$6,484	4.83%
Tax exempt investment securities(4)	1,832	5	1.68	1,831	6	2.02
Federal funds sold and other interest-earning deposits	87,202	82	0.38	7,723	57	2.95
Loans and fees(2)(3)	2,308,156	33,413	5.79	2,340,007	37,380	6.39
Total earning assets	2,928,560	38,265	5.23	2,886,000	43,927	6.09

Less: Allowance for loan losses	20,038			16,236

Non-earning assets:
Non interest-earning cash and cash equivalents	59,045			55,976
Premises and equipment, net	40,204			41,307
Other assets(1)	48,498			43,164
Total assets	$3,056,269			$3,010,211

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$255,965	$55	0.09%	$231,720	$198	0.34%
Money market accounts	592,790	824	0.56	596,011	2,486	1.67
Time deposits	365,775	2,226	2.43	455,146	4,189	3.68
Brokered deposits	161,931	525	1.30	130,827	1,058	3.23
Total deposits	1,376,461	3,630	1.05	1,413,704	7,931	2.24

Repurchase agreements and other short-term borrowings	311,867	238	0.31	352,498	1,439	1.63
Federal Home Loan Bank advances	655,791	6,027	3.68	622,011	6,077	3.91
Subordinated note	41,240	634	6.15	41,240	634	6.15
Total interest-bearing liabilities	2,385,359	10,529	1.77	2,429,453	16,081	2.65

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	327,173			279,061
Other liabilities	25,033			29,197
Stockholders' equity	318,704			272,500
Total liabilities and stockholders' equity	$3,056,269			$3,010,211

Net interest income		$27,736			$27,846

Net interest spread			3.46%			3.44%

Net interest margin			3.79%			3.86%

(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC topic 320 “Investments – Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $763,000 and $1.3 million for the three months ended September 30, 2009 and 2008.
(3)	Average balances for loans include the principal balance of non accrual loans and loans held for sale.
(4)	Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

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

Table 2 – Volume/Rate Variance Analysis for the Three Months Ended September 30, 2009 and 2008

	Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
		Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$(1,719)	$(56)	$(1,663)
Tax exempt investment securities	(1)	-	(1)
Federal funds sold and other interest-earning deposits	25	115	(90)
Loans and fees	(3,967)	(588)	(3,379)
Net change in interest income	(5,662)	(529)	(5,133)

Interest expense:

Transaction accounts	(143)	19	(162)
Money market accounts	(1,662)	(13)	(1,649)
Time deposits	(1,963)	(720)	(1,243)
Brokered deposits	(533)	209	(742)
Repurchase agreements and other short-term borrowings	(1,201)	(149)	(1,052)
Federal Home Loan Bank advances	(50)	321	(371)
Subordinated note	-	-	-
Net change in interest expense	(5,552)	(333)	(5,219)

Net change in net interest income	$(110)	$(196)	$86

Provision for Loan Losses and Allowance for Loan Losses

The Company recorded a provision for loan losses of $1.4 million for the third quarter 2009, compared to a provision of $324,000 for the same period in 2008. The most significant components in the Traditional Banking and TRS segments comprising the increase in the provision for loan losses were as follows:

Traditional Banking segment

The provision for loan losses within the Traditional Banking segment was $2.3 million during the third quarter of 2009 compared to $191,000 during the third quarter of 2008. The increase in the provision for loan losses for the third quarter was due primarily to a significant rise in delinquent and non-performing loans.

As a percentage of total loans, the allowance for loan losses decreased to 0.86% at September 30, 2009 compared to 0.87% at June 30, 2009. Despite additional provisions during the quarter to its general reserves and specific allocations for its newly classified and non-performing loans, the allowance for loan losses declined $93,000. The primary reason for the decline in the allowance as a percentage of total loans was due to a $923,000 partial charge off associated with one large commercial construction loan, which the Company had provided for in a previous quarter. The Company believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2009. See section titled “Asset Quality” for additional discussion of the Company’s delinquent and non-performing loans.

TRS segment

For the three months ended September 30, 2009 the TRS provision for loan losses was a net credit of $882,000 compared to a net provision of $133,000 for the three months ended September 30, 2008. The net credit during the third quarter 2009 resulted from significantly better than projected paydowns in outstanding RALs subsequent to March 31, 2009.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 3 – Summary of Loan Loss Experience
	Three Months Ended
	September 30,

(dollars in thousands)	2009	2008
Allowance for loan losses at beginning of period	$19,886	$17,995
Charge offs:
Real Estate:
Residential	(465)	(178)
Commercial	(105)	-
Construction	(986)	(2,502)
Commercial	(112)	(36)
Consumer	(516)	(376)
Home Equity	(404)	(239)
Tax Refund Solutions	-	(1,335)
Total	(2,588)	(4,666)
Recoveries:
Real Estate:
Residential	37	32
Commercial	7	182
Construction	6	-
Commercial	3	12
Consumer	129	116
Home Equity	4	14
Tax Refund Solutions	882	238
Total	1,068	594

Net loan charge offs/recoveries	(1,520)	(4,072)
Provision for loan losses	1,427	324
Allowance for loan losses at end of period	$19,793	$14,247

Ratios:
Allowance for loan losses to total loans	0.86%	0.61%
Allowance for loan losses to non performing loans	49	89
Allowance for loan losses to non performing assets	45	79
Annualized net loan charge offs to average loans
outstanding - Total Company	0.26	0.70
Annualized net loan charge offs to average loans
outstanding - Traditional Banking Segment	0.42	0.51

Non interest Income

Non interest income increased $4.5 million, or 131%, for the third quarter of 2009 compared to the same period in 2008. The most significant components comprising the total Company increase in non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $4.1 million, or 222%, for the third quarter of 2009 compared to the same period in 2008, as the net loss on sales, calls and impairment on securities recorded during the third quarter of 2009 was $4.4 million less than the net loss recorded during the same period in 2008. These losses were related to non cash other-than-temporary impairment (“OTTI”) charges associated with the Company’s private label mortgage backed securities and other private label mortgage-related securities. See Footnote 2 “Investment Securities” of Part I Item I “Financial Statements” for additional discussion.

Mortgage Banking segment

Within the Mortgage Banking segment, Mortgage Banking income increased $596,000, or 56%, for the third quarter ended September 30, 2009 compared to the same period in 2008. The majority of this increase was in the “gain on sale of loan” category. Long-term interest rates fluctuated significantly throughout the third quarter of 2009 with the 30-year fixed rate mortgage loan beginning the quarter at 5.50% and decreasing to 5.00% at the end of the quarter. While refinance activity remained higher than the third quarter of 2008, the fluctuation in rates throughout the third quarter of 2009 caused a dramatic slowdown in application activity associated with fixed rate secondary market loans when compared to the second quarter of 2009. Management does not believe that secondary market lending activity will increase from its current levels in the near-term, unless the market rate for 30-year, fixed rate loans drops below the 5.00% level.

The Company sold $90 million in fixed rate loans into the secondary market during the third quarter of 2009 compared to $56 million during the third quarter of 2008. As of September 30, 2009, the Company had $9 million in loans held for sale with $23 million in fixed rate loan commitments to its customers and $27 million in mandatory forward sales contracts primarily to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). At September 30, 2008, the Company had $7 million in loans held for sale with $10 million in fixed rate loan commitments to its customers and $16 million in mandatory forward sales contracts primarily to Freddie Mac.

Non interest Expenses

Non interest expenses increased $1.8 million, or 7%, for the quarter ended September 30, 2009 compared to the same period in 2008 due primarily to higher occupancy costs and an increase in Federal Deposit Insurance Corporation (“FDIC”) insurance expense. Within the Traditional Banking segment, FDIC insurance expense increased $849,000 during the third quarter of 2009 compared to the same period in 2008. The increase related to higher recurring premium assessments which the FDIC implemented to all banks nationally in order to replenish the Deposit Insurance Fund.

OVERVIEW (Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008)

Net income for the nine months ended September 30, 2009 was $38.3 million, representing an increase of $5.2 million, or 16%, compared to the same period in 2008. Diluted earnings per Class A Common Share increased 16% to $1.84 for the nine months ended September 30, 2009 compared to $1.59 for the same period in 2008. General highlights for the nine months ended September 30, 2009 by business segment consist of the following:

Traditional Banking (First Nine Months Highlights)

•
Net income decreased $4.5 million, or 29%, for the nine months ended September 30, 2009 compared to the same period in 2008. The year-to-date increase in net interest income and non interest income was offset by increases in provision for loan losses and non interest expenses.

•	Net interest income increased $1.8 million, or 2%, for the nine months ended September 30, 2009 compared to the same period in 2008.

•	Provision for loan losses was $9.4 million for the nine months ended September 30, 2009 compared to $6.1 million for the same period in 2008.

•	Non interest income increased $2.3 million, or 20%, for the first nine months of 2009 compared to the same period in 2008.

•	Total non interest expense increased $8.0 million, or 13%, for the nine months ended September 30, 2009 compared to the same period in 2008.

•
Total non-performing loans to total loans increased to 1.76% at September 30, 2009, from 0.58% at December 31, 2008, as the total balance of non-performing loans increased by $27 million for the same period.

Tax Refund Solutions (“TRS”) (First Nine Months Highlights)

•
Republic ended the period with total assets of $3.0 billion, representing a decrease of $8 million, or less than 1%, compared to September 30, 2008 and a decline of $902 million, or 23%, compared to December 31, 2008. The majority of the decrease in total assets from December 31, 2008 resulted from a decline in excess cash which the Company used to pay down maturing brokered certificates of deposit.

•
Net income increased $5.2 million, or 32%, for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to the overall growth in volume offset by higher estimated RAL losses as a percent of total originations. The total dollar volume of tax refunds processed during the 2009 tax season increased $2.7 billion, or 55%, over the 2008 tax season. Total RAL dollar volume increased from $1.8 billion during the 2008 tax season to $2.5 billion during the 2009 tax season. The increase in revenue associated with the overall increase in volume was partially offset by higher estimated losses and the increase in non interest expenses.

•	In addition to the increased RAL volume, ERC dollar volume increased approximately 48% for the nine months ended September 30, 2009.

•	Net interest income increased $32.5 million, or 160%, for the nine months ended September 30, 2009 compared to the same period in 2008.

•	Non interest income decreased $4.9 million, or 16%, for the nine months ended September 30, 2009 compared to the same period in 2008.

•
As a result of the increase in volume, higher current overall RAL delinquency rate and the change in funding strategy for TRS from the prior year, the TRS segment’s provision for loan losses increased from $8.4 million during the nine months ended September 30, 2008 to $19.4 million during the same period in 2009.

•
For the nine months ended September 30, 2009, total non interest expenses within the TRS segment increased $6.1 million, or 35%, compared to the same period in 2008. The overall increase was consistent with management expectations and related primarily to the overall growth in the program.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part II Item 1A “Risk Factors”

Mortgage Banking (First Nine Months Highlights)

•	Within the Mortgage Banking segment, Mortgage Banking income increased $5.6 million, or 146%, for the nine months ended September 30, 2009 compared to the same period in 2008.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 2009 Compared to the Nine Months ended September 30, 2008)

Net Interest Income

Total Company net interest income increased $34.7 million, or 34%, for the nine months ended September 30, 2009 compared to the same period in 2008. The total Company net interest margin increased 99 basis points to 5.50% for the same period. The overall reduction in the Company’s cost of funds is illustrated in Table 4 “Volume/Rate Variance Analysis.” The most significant components comprising the total Company increase in net interest income were as follows:

Traditional Banking segment

Net interest income increased $1.8 million, or 2%, for the nine months ended September 30, 2009 compared to the same period in 2008. Net interest income within the Traditional Banking segment continued to benefit compared to the same period in the prior year from low short-term interest rates in combination with a “steep” yield curve and an increase in average earning assets.

Despite improvement in the Bank’s net interest margin during the third quarter of 2009, the Bank’s net interest margin for the first nine months declined 11 basis points from the first nine months of 2008. Overall, the Traditional Banking segment’s net interest margin decreased to 3.79% for the nine months ended September 30, 2009 compared to 3.90% for the nine months ended September 30, 2008. The Bank’s net interest margin declined as its yield on its interest earning assets repriced lower to a greater extent than its interest bearing liabilities. A significant cause of the decline in the yield on earning assets was the large amount of excess cash the Bank had on hand during the first and second quarters of 2009 earning a maximum of 0.25% at the Federal Reserve. In addition, on the liability side of the balance sheet, the Bank extended maturities on $185 million of its Federal Home Loan Bank (“FHLB”) advances during the first and second quarters of 2009 in order to mitigate its risk position from a future rise in short-term interest rates. The weighted average cost of these advances went from 0.35% on an overnight basis to 2.99% after their maturities were extended.

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

TRS segment

Net interest income within the TRS segment increased $32.5 million, or 160%, for the nine months ended September 30, 2009 compared to the same periods in 2008. The increase in net interest income within the TRS segment was due to a 39% growth in the dollar volume of RALs originated combined with the change in funding strategy for TRS from the prior year. During the 2009 tax season, all $57.0 million in net RAL fee income was included in interest income on loans, while only $19.5 million in net RAL fee income during the 2008 tax season was included in interest income on loans with $23.4 million in net RAL fees recorded as a component of net RAL securitization income.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Business Segment Composition”
o	“Overview”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part II Item 1A “Risk Factors”

Table 4 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for the nine month periods ended September 30, 2009 and 2008. Table 5 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 4 – Average Balance Sheets and Interest Rates for the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Earning assets:
Taxable investment securities(1)	$539,957	$15,162	3.74%	$573,073	$22,352	5.20%
Tax exempt investment securities(4)	1,832	17	1.90	1,813	51	5.77
Federal funds sold and other interest-earning deposits	354,618	813	0.31	44,850	1,035	3.08
Loans and fees(2)(3)	2,411,128	159,136	8.80	2,387,926	133,922	7.48
Total earning assets	3,307,535	175,128	7.06	3,007,662	157,360	6.98

Less: Allowance for loan losses	22,624			15,959

Non-earning assets:
Non interest-earning cash and cash equivalents	105,183			81,608
Premises and equipment, net	41,375			40,359
Other assets(1)	46,740			38,862
Total assets	$3,478,209			$3,152,532

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$251,800	$145	0.08%	$231,388	$702	0.40%
Money market accounts	575,923	2,372	0.55	600,825	9,029	2.00
Time deposits	405,191	8,604	2.83	442,581	13,242	3.99
Brokered deposits	499,163	7,463	1.99	209,946	7,268	4.62
Total deposits	1,732,077	18,584	1.43	1,484,740	30,241	2.72

Repurchase agreements and other short-term borrowings	322,553	819	0.34	373,655	5,622	2.01
Federal Home Loan Bank advances	622,391	17,371	3.72	605,914	17,862	3.93
Subordinated note	41,240	1,881	6.08	41,240	1,888	6.10
Total interest-bearing liabilities	2,718,261	38,655	1.90	2,505,549	55,613	2.96

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing deposits	400,830			338,569
Other liabilities	50,715			43,890
Stockholders' equity	308,403			264,524
Total liabilities and stockholders' equity	$3,478,209			$3,152,532

Net interest income		$136,473			$101,747

Net interest spread			5.16%			4.02%

Net interest margin			5.50%			4.51%

(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC topic 320 “Investments – Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $59.8 million and $23.0 million for the nine months ended September 30, 2009 and 2008.
(3)	Average balances for loans include the principal balance of non accrual loans and loans held for sale.
(4)	Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

Table 5 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities impacted Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 5 – Volume/Rate Variance Analysis for the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
		Increase/(Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$(7,190)	$(1,230)	$(5,960)
Tax exempt investment securities	(34)	1	(35)
Federal funds sold and other interest-earning deposits	(222)	1,453	(1,675)
Loans and fees	25,214	41,997	(16,783)
Net change in interest income	17,768	42,221	(24,453)

Interest expense:

Transaction accounts	(557)	57	(614)
Money market accounts	(6,657)	(359)	(6,298)
Time deposits	(4,639)	(1,046)	(3,593)
Brokered deposits	196	5,985	(5,789)
Repurchase agreements and other short-term borrowings	(4,803)	(679)	(4,124)
Federal Home Loan Bank advances	(491)	477	(968)
Subordinated note	(7)	-	(7)
Net change in interest expense	(16,958)	4,435	(21,393)

Net change in net interest income	$34,726	$37,786	$(3,060)

Provision for Loan Losses

The Company recorded a provision for loan losses of $28.8 million for the nine months ended September 30, 2009, compared to $14.5 million for the same period in 2008. The most significant components comprising the increase in the provision for loan losses were as follows:

Traditional Banking segment

The provision for loan losses within the Traditional Banking segment was $9.4 million during the first nine months of 2009 compared to $6.1 million during the same period in 2008. As a percentage of total loans, the allowance for loan losses increased to 0.86% at September 30, 2009 compared to 0.64% at December 31, 2008. In general, the increase in the allowance for loan losses as a percentage of total loans was primarily attributable to additional reserves recorded based on the increase in past due loan balances, non-performing loan balances and classified loans. The Company believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2009. See section titled “Asset Quality” for additional discussion of the Company’s delinquent and non-performing loans.

TRS segment

Within the TRS segment during 2009 (primarily the first quarter), the Company processed 39% more in dollars of RALs compared to the same period in 2008. The TRS segment’s provision for loan losses increased from $8.4 million during the first nine months of 2008 (with $7.5 million related to the first quarter of 2008) to $19.4 million during the first nine months of 2009 (with $22.0 million related to the first quarter of 2009). Included as a reduction to the 2009 TRS provision for loan losses was $2.5 million representing a limited preparer-provided guarantee for RAL product performance. Substantially all of this credit was recorded during the first quarter of 2009. Not included in the nine months ended September 30, 2008 net provision for loan losses of $6.7 million for estimated losses associated with securitized RALs, which were recorded as a reduction to Net RAL securitization income because they represented a decrease in the net present value of the future estimated cash flows of the residual interest. The increase in losses associated with RALs during 2009 was primarily due to the increased overall volume coupled with higher estimated RAL losses as a percent of total originations related to an increase in the amount of refunds held by the IRS for reasons such as errors in the tax return, tax return fraud and tax debts not disclosed to the Company.

As of September 30, 2009, $24.4 million of charged-off RALs originated during 2009 remained uncollected compared to $15.9 million (includes $6.9 million of securitized RALs) at September 30, 2008 for RALs originated during 2008, representing 0.99% and 0.89% of total gross RALs originated during the respective tax years by the Company.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Business Segment Composition”
o	“Overview”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part II Item 1A “Risk Factors”

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 6 – Summary of Loan Loss Experience

	Nine Months Ended
	September 30,

(dollars in thousands)	2009	2008
Allowance for loan losses at beginning of period	$14,832	$12,735
Charge offs:
Real Estate:
Residential	(1,303)	(945)
Commercial	(106)	(26)
Construction	(1,043)	(2,573)
Commercial	(229)	(98)
Consumer	(1,421)	(1,228)
Home Equity	(1,012)	(455)
Tax Refund Solutions	(31,179)	(9,208)
Total	(36,293)	(14,533)
Recoveries:
Real Estate:
Residential	59	139
Commercial	110	209
Construction	102	-
Commercial	13	17
Consumer	348	341
Home Equity	18	37
Tax Refund Solutions	11,826	850
Total	12,476	1,593

Net loan charge offs/recoveries	(23,817)	(12,940)
Provision for loan losses	28,778	14,452
Allowance for loan losses at end of period	$19,793	$14,247

Ratios:
Allowance for loan losses to total loans	0.86%	0.61%
Allowance for loan losses to non performing loans	49	89
Allowance for loan losses to non performing assets	45	79
Annualized net loan charge offs to average loans outstanding - Total Company	1.32	0.72
Annualized net loan charge offs to average loans outstanding - Traditional Banking Segment	0.26	0.26

Non interest Income

Non interest income increased $4.3 million for the nine months ended September 30, 2009 compared to the same period in 2008. The most significant components comprising the total Company increase in non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $2.3 million, or 20%, for the nine months ended September 30, 2009 compared to the same period in 2008, primarily because the net loss on sales, calls and impairment on securities recorded during the first nine months of 2009 was less than the net loss recorded during the same period in 2008.

The Company recognized a net loss on sales, calls and impairment on securities of $5.9 million during the first nine months of 2009 compared to $9.3 million during the same period in 2008. The majority of the net loss recognized in all periods related to non cash OTTI charges associated with the Company’s private label mortgage backed securities and other private label mortgage-related securities. See Footnote 2 “Investment Securities” of Part I Item I “Financial Statements” for additional discussion.

TRS segment

TRS non interest income decreased $4.9 million, or 16%, for the nine months ended September 30, 2009 compared to the same period in 2008. Approximately $12.5 million of the net change in non interest income was due to the change in the Company’s funding strategy for the tax business during the first quarter 2009 tax season. The securitization utilized during 2008 had the effect of reclassifying the fee income earned, interest expense paid for securitized RALs and provision expense for securitized RALS into “Net RAL securitization income,” which is a component of non interest income. During 2009, these items were classified in interest income on loans, interest expense on deposits and provision for loan losses, respectively. The Company recognized net RAL securitization income of $13.0 million and sold $1.1 billion RALs into the securitization during the first nine months of 2008, with $12.6 million associated with the first quarter of 2008.

Net ERC fees increased $7.6 million, or 43%, for the nine months ended September 30, 2009 compared to the same period in 2008 attributable to the overall increase in volume at TRS during the tax season. The increase in ERC fees was consistent with the growth in the overall tax program, which resulted from additional business obtained through the Company’s Jackson Hewitt relationship and through the Company’s independent tax-preparer customer base.

For additional discussion regarding TRS, see the following sections:

•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Business Segment Composition”
o	“Overview”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part II Item 1A “Risk Factors”

Mortgage Banking segment

Within the Mortgage Banking segment, Mortgage Banking income increased $5.6 million, or 146%, for the nine months ended September 30, 2009 compared to the same period in 2008. The majority of this increase was in the “gain on sale of loan” category, as historically low long-term interest rates caused an increase in demand for 15 and 30-year fixed rate loans, which the Company primarily sold into the secondary market.

The Company sold $520 million in fixed rate loans into the secondary market during the first nine months of 2009 compared to $197 million during the first nine months of 2008. Due to the significant reduction in long-term interest rates during December of 2008, the fair value of the MSR portfolio declined as pre-payment speed assumptions were adjusted upwards resulting in an impairment charge of $1.3 million for the fourth quarter and year ended December 31, 2008. During the first quarter of 2009, prepayment speed assumptions stabilized to levels similar to those assumed in the third quarter of 2008 and the Company reversed $1.1 million from the valuation allowance. During the second quarter of 2009, the Company reversed the remaining impairment charge of $122,000. There were no impairment charges recorded prior to the fourth quarter of 2008 and no MSR valuation allowance existed at June 30, 2009 and September 30, 2009.

Long-term interest rates fluctuated significantly throughout the third quarter of 2009 with the 30-year fixed rate mortgage loan beginning the quarter at 5.50% and decreasing to 5.00% at the end of the quarter. While refinance activity remained higher than the third quarter of 2008, the fluctuation in rates throughout the third quarter of 2009 caused a dramatic slowdown in application activity associated with fixed rate secondary market loans when compared to the second quarter of 2009. Management does not believe that secondary market lending activity will increase from its current levels in the near-term, unless the market rate for 30-year, fixed rate loans drops below the 5.00% level.

Non interest Expenses

Non interest expenses increased $14.6 million, or 18%, during the first nine months of 2009 compared to the same period in 2008. Approximately $6.1 million of the year to date increase related to TRS and was driven by the significant year-over-year growth in the program. Within the Company’s other operating segments, non interest expenses increased $8.5 million for the nine months ended September 30, 2009 compared to the same period in 2008. The most significant components comprising the total Company increase in non interest expense were as follows:

Traditional Banking segment

Occupancy and equipment increased $1.7 million during the first nine months of 2009 compared to the same period in 2008 primarily due to growth in the Company’s infrastructure and banking center network, as well as increased leasing costs and service agreements for the Company’s technology and operating systems. In addition, during the first quarter of 2009, the Company recorded a pre-tax charge in occupancy and equipment of $138,000 associated with remaining scheduled lease payments and acceleration of depreciation of leasehold improvements for one of its northern Kentucky locations which was closed during the third quarter of 2009.

FDIC insurance expense increased $3.5 million during the first nine months of 2009 compared to the same period in 2008. As discussed in the quarterly analysis, the increase related primarily to higher recurring premium assessments, as well as a $1.4 million special assessment from the FDIC related to the second quarter of 2009. The FDIC implemented the special assessment to all banks nationally in order to replenish the Deposit Insurance Fund.

Other real estate owned (“OREO”) expense increased $1.9 million during the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to write downs related to two properties held in Florida. One of the properties was sold during the second quarter of 2009.

TRS segment

Occupancy and equipment expense increased $833,000 during the first nine months of 2009 compared to the same period in 2008 primarily due to higher leased and rented equipment and facility rent expense, as the Company continued to expand its infrastructure to accommodate the increased volume of the business.

Marketing and development expense increased $4.0 million during the first nine months of 2009 compared to the same period in 2008 due to expenses associated with the Program and Technology Agreements related to the Jackson Hewitt relationship. The increase in 2009 was the result of additional transaction volume in conjunction with the amended agreements signed during the fourth quarter of 2008.

Communication and transportation expense and office supplies increased $643,000 and $260,000, respectively, during the first nine months of 2009 compared to the same period in 2008 consistent with the overall growth in the program.

FDIC insurance expense increased $373,000 during the first nine months of 2009 compared to the same period in 2008 related primarily to higher premium assessments on brokered certificates of deposits acquired by the Company to fund the first quarter 2009 tax business.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Securitization”
•	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Business Segment Composition”
o	“Overview”
o	“Results of Operations”
o	“Comparison of Financial Condition”
•	Part II Item 1A “Risk Factors”

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $139 million in cash and cash equivalents at September 30, 2009. The Traditional Banking segment also continued to have a significant sum of cash on hand from maturing securities and portfolio loans, which were refinanced into the secondary market. This cash held at the Federal Reserve Bank averaged $188 million and $86 million for the third and second quarters of 2009 and earned a maximum of 0.25% in a variable rate account. The Company maintained this cash at the Federal Reserve Bank for interest rate risk mitigation and because other investment alternatives were considered less attractive when considering the current economic environment and the Company’s overall interest rate risk position.

During the third quarter of 2009, the Bank reduced its level of cash on hand primarily by lowering its offering rates for new and renewing certificates of deposits, and in particular, to those single-service clients who only held certificates of deposit with the Bank. As a result, certificate of deposit balances declined $109 million during the third quarter of the year. In addition, the Bank continued to experience a reduction in the balance of its brokered money market deposit account. This account began the third quarter of 2009 with a total balance of $98 million and at September 30, 2009 the balance in this account had declined to $76 million.

Investment Securities

Investment securities available for sale primarily consists of U.S. Treasury and U.S. Government agency obligations, including agency mortgage backed securities (“MBSs”), agency collateralized mortgage obligations (“CMOs”) and private label mortgage backed and other private label mortgage-related investment securities. The agency MBSs primarily consist of hybrid mortgage investment securities, as well as other adjustable rate mortgage investment securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”). Agency CMOs held in the investment portfolio are substantially all floating rate investment securities that adjust monthly. The Company primarily uses the investment securities portfolio as collateral for securities sold under agreements to repurchase (“repurchase agreements”). The Company has historically invested in investment securities with shorter-term repricing features in order to mitigate its risk position from rising interest rates. Strategies for the investment securities portfolio may be influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

U.S. Treasury and U.S. Government agency obligations decreased $418 million at September 30, 2009 compared to December 31, 2008. During the fourth quarter of 2008, the Company obtained $918 million in brokered certificates of deposits to be utilized to fund the first quarter 2009 tax season. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 2.71%. During the fourth quarter of 2008, the Company invested a portion of the funds obtained from the brokered certificates of deposits into short-term agency discount notes and callable securities which were called during the first quarter.

During the first nine months of 2009, Republic purchased $428 million in available for sale investment securities and had maturities and calls of $853 million. The majority of the investment securities purchased were agency discount notes, which the Company utilized primarily for short-term collateral purposes. The weighted average yield on these discount notes was 0.10% with an average term of 8 days.

For discussion of the Company’s private label mortgage backed and mortgage related securities, see Footnote 2 “Investment Securities” of Part I Item I “Financial Statements” for additional discussion.

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, within the Traditional Banking segment decreased by $16 million during 2009 to $2.3 billion at September 30, 2009. The Company continued to experience a decline in most loan categories during 2009 due to several factors, including the current economic environment, stricter underwriting guidelines implemented in 2008 which continued in 2009 and higher pricing requirements for portfolio level loans. The Company currently expects to maintain these pricing and underwriting strategies until it sees improvement in these conditions. In addition, the Company experienced more borrowers opting for its long-term fixed rate secondary markets over its portfolio ARM product during the first nine months of 2009 due to the historically low fixed rate environment. This shift in demand for fixed rate residential real estate loans also contributed significantly to the overall decline in the Company’s loan portfolio during the current year.

In order to partially offset the decline in its loan portfolio and to take advantage of the current steepness in the yield curve, the Company initiated a program to retain 15-year fixed rate residential real estate loans on its balance sheet. The Company funded these loans through long-term, fixed rate advances from the FHLB for interest rate risk mitigation. Historically, the Company has sold these types of loans into the secondary market. As of September 30, 2009, the Company had retained approximately $89 million in 15-year fixed rate loans with a weighted average yield of 4.70%. Management currently expects to retain up to $100 million of 15-year fixed rate loans under the current program, with a further evaluation of continuing the program when the $100 million level is reached. The Company anticipates a continued decline in its loan balances throughout the remainder of 2009 whether it elects to retain or sell its 15-year fixed rate loans in the future.

Asset Quality

The Company maintains a “watch list” of commercial and commercial real estate loans and reviews those loans on a regular basis. Generally, assets are designated as “watch list” loans to ensure more frequent monitoring. Watch list assets are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is generally downgraded and placed on non accrual status.

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

Loans, including impaired loans under FASB ASC topic 310-10-35, “Receivables,” but excluding consumer loans, are typically placed on non-accrual status when the loans become past due 75 days or more as to principal or interest, unless the loans are adequately secured and in the process of collection. Past due status is based on how recently payments have been received. When loans are placed on non-accrual status, all unpaid interest is reversed from interest income and accrued interest receivable. These loans remain on non-accrual status until the borrower demonstrates the ability to become and remain current or the loan or a portion of the loan is deemed uncollectible and is charged off.

Consumer loans are not placed on non-accrual status but are reviewed periodically and generally charged off when the loans reach 120 days past due or at any earlier point the loan is deemed uncollectible. RALs substantially undergo a review in March and those RALs deemed uncollectible are charged off against the allowance for loan losses. All remaining RALs are charged off at June 30th each year. Subsequent collections are recorded as recoveries. As of September 30, 2009, $24.4 million of RALs originated during 2009 remained uncollected and were charged-off during the first or second quarter.

Non-performing Loans

Non-performing loans include loans on non accrual status and loans 90 days or more past due and still accruing. The non-performing loan category includes impaired loans totaling approximately $6.1 million and smaller balance homogeneous loans.

Non-performing loans to total loans increased to 1.76% September 30, 2009, from 0.58% at December 31, 2008, as the total balance of non-performing loans increased by $27 million for the period. Approximately $9 million of this increase occurred in the third quarter of 2009. The following table compares the Company’s non-performing assets and select non-performing loan ratios at September 30, 2009 to December 31, 2008.

Table 7 – Non-performing Loans and Non-performing Assets

(dollars in thousands)	September 30, 2009	December 31, 2008

Loans on non-accrual status(1)	$40,355	$11,324
Loans past due 90 days or more and still on accrual	2	2,133
Total non-performing loans	40,357	13,457
Other real estate owned	3,239	5,737
Total non-performing assets	$43,596	$19,194
Non-performing loans to total loans	1.76%	0.58%
Non-performing assets to total loans (including OREO)	1.90%	0.83

(1)	Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Item 1 “Financial Statements” for additional discussion regarding impaired loans.

The increase in non-performing loans was spread primarily among the real estate construction, commercial real estate and residential real estate categories and is attributable to general declines in the commercial real estate market. Approximately $14 million of Republic’s total non-performing loans are in the residential real estate category and are mostly “prime” loans with the underlying collateral located in the Company’s primary market area of Kentucky. Residential real estate values in Kentucky have generally performed significantly better than the national average and as a result, losses from these loans have been minimal in relation to the size of the Company’s residential real estate portfolio despite the significant rise in delinquencies. The following table compares the Company’s non-performing loan composition at September 30, 2009 to December 31, 2008:

Table 8 – Non-performing Loan Composition

	September 30,	December 31,
(in thousands)	2009	2008

Residential real estate	$13,580	$7,147
Commercial real estate	14,585	2,665
Real estate construction	10,059	2,749
Commercial	839	243
Consumer	2	86
Home equity	1,292	567
Total non-performing loans	$40,357	$13,457

Approximately $12 million of these loans were newly classified as non-performing during 2009 and had allocated loan loss reserves of $205,000 or 1.69% of their balances as of September 30, 2009. Substantially all of these loans were classified in the commercial real estate and real estate construction categories and were secured primarily by commercial properties. In addition to the primary collateral, the Company also obtained personal guarantees from the principal borrowers, and in many cases, secured liens on the guarantors’ primary residences. Based on the Company’s on-going internal loan review, which includes recent collateral appraisals, management believes its overall collateral position in relation to these $12 million in newly classified loans is strong as of September 30, 2009, and as a result, a minimal loss reserve was recorded.

Of the remaining $28 million of non-performing loans as of September 30, 2009, the Company had allocated loan loss reserves of $5.9 million, or 21% of their balances. Based on the Company’s review of the large individual non-performing commercial credits, as well as its migration analysis for its 1-4 family non-performing portfolio, management believes that its reserves as of September 30, 2009, are adequate to absorb probable losses on these loans.

Approximately $6 million in relationships classified as non-performing at December 31, 2008, were removed from the non-performing loan classification during the first nine months of 2009. Approximately $984,000, or 16%, of these loans were removed from the non-performing category because they were charged-off. Approximately $2.5 million in loan balances were transferred to other real estate owned (“OREO”), while the remaining $2.5 million was refinanced at other financial institutions and to a lesser extent returned to accrual status. See additional discussion at Part II Item 1A “Risk Factors.” The following table details the activity of the Company’s non-performing loans for the first nine months of 2009.

Table 9 – Rollforward of 2009 Non-performing Loan Activity

(dollars in thousands)

Non-performing loans at 1/1/09	$13,457
Loans added to non-performing status	33,296
Loans removed from non-performing status	(6,052)
Principal paydowns	(344)
Non-performing loans at 9/30/09	$40,357

Delinquent Loans

As detailed in the table below, at September 30, 2009 the heaviest concentration of past due loans was in the real estate construction category which was primarily comprised of five land development relationships. As a result of the increase in delinquency rates and non-performing loans, the Company adjusted its estimated loss percentages within its loan loss allowance calculation by loan composition to give greater consideration to the current economic conditions. Despite the deterioration in credit quality measures, the annualized net charge-off ratio within the Traditional Banking segment remained unchanged at 0.26% for both nine month periods ended September 30, 2009 and 2008. Current year charge-off levels have remained relatively low as compared to our delinquency and non-performing rates due to the Company’s emphasis on collections and proactive management.

Table 10 – Past Due Loans to Total Loans By Loan Type (1)

	September 30,	December 31,
(in thousands)	2009	2008

Residential real estate	1.75%	1.06%
Commercial real estate	2.91	0.69
Real estate construction	8.97	5.22
Commercial	0.94	0.45
Consumer	2.70	1.96
Home equity	0.92	0.73

Total Portfolio	2.23%	1.07%

(1) – Represents total loans over 30 days past due divided by total loans.

OREO

OREO decreased $2.5 million at September 30, 2009 compared to December 31, 2008. Approximately $4 million of the net decline relates to the Company’s largest OREO property that was sold during the second quarter of 2009. The Company recorded an additional write-down of $372,000 related to this property during the first quarter of 2009. Also, during the first quarter of 2009, the Company transferred $2 million from fixed assets to OREO, as management modified its intent to develop a banking center on land acquired during the GulfStream Community Bank purchase. The Company recorded an OREO write-down of $1.3 million related to this property during the first quarter of 2009.

Deposits

Total deposits decreased $1.1 billion from December 31, 2008 to September 30, 2009 to $1.7 billion. Interest-bearing deposits decreased $1.1 billion, or 45%, while non interest-bearing deposits increased $52 million, or 19%, from December 31, 2008 to September 30, 2009. The increase in non interest-bearing deposits was primarily related to increases in large commercial treasury management accounts, which shifted their funds into non interest-bearing products for the unlimited FDIC insurance currently available on those accounts.

The decrease in interest-bearing accounts was heavily concentrated in the brokered certificate of deposit category. Brokered certificates of deposit decreased $972 million during 2009 to $76 million. During the fourth quarter of 2008, the Company acquired approximately $918 million in brokered certificates of deposits to be utilized in the first quarter of 2009 to fund RALs. These deposits had a weighted average cost of 2.71% with an average life of three months. Also, during January of 2009, the Company obtained an additional $375 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 45 days and a weighted average interest rate of 1.27%. FHLB advances were used to replace those brokered certificates of deposit where enough excess cash was not available to pay off the maturity.

Additionally, as previously discussed in the net interest income analysis, the Company also experienced a decline in retail certificates of deposits of $109 million for the first nine months of the year and $88 million in its brokered money market account over the same time period.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings declined $58 million, or 17%, during 2009. Approximately $21 million of this decline was the result of one client relationship which moved funds out of an overnight repurchase account into a Certificate of Deposit Account Registry Service account (“CDARS”), which provides clients with 100% FDIC insurance coverage. Approximately $11 million of the decrease was the result of one client relationship which moved its funds to another financial institution. The remaining change resulted as the majority of the repurchase accounts are large treasury management transaction relationships with normal recurring large fluctuations in account balances. All of these accounts require security collateral on behalf of Republic. The substantial majority of these accounts are indexed to immediately repricing indices such as the Federal Funds target rate. Based on the transactional nature of the Company’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

Federal Home Loan Bank Advances

FHLB advances increased $184 million during the first nine months of 2009 to $700 million. During the first six months of 2009, maturing brokered deposits were replaced with approximately $110 million in new FHLB advances. In order to mitigate its risk position from a future rise in short-term interest rates, the Company extended the maturities on these new advances to a weighted average maturity of approximately 4.90 years with a weighted average cost of 2.99%.

In addition to the borrowings that were utilized to replace maturing brokered deposits, the Company borrowed an additional $75 million from the FHLB to fund two pools of 15 year fixed rate residential real estate loans that it had historically sold into the secondary market. The weighted average life of these specific advances was approximately 5 years with a weighted average cost of funds of 2.79%.

Approximately $150 million of the FHLB advances at September 30, 2009 and December 31, 2008 were putable advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years if not put back to the Company earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Company at no penalty. The weighted average coupon on all of the Company’s putable advances at September 30, 2009 was 4.51%. Based on market conditions at this time, the Company does not believe that any of its putable advances are likely to be “put back” to the Company in the short-term by the FHLB.

Liquidity

The Company is significantly leveraged with a loan to deposit ratio (excluding brokered deposits) of 142% at September 30, 2009 and 150% at December 31, 2008. Historically, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At September 30, 2009 and December 31, 2008, Republic had available collateral to borrow an additional $159 million and $432 million, respectively from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $200 million available through various other financial institutions as of September 30, 2009. If the Company were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Company cannot obtain brokered deposits, the Company would be forced to offer above market deposit interest rates to meet its funding and liquidity needs.

Republic maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At September 30, 2009 and December 31, 2008, these pledged investment securities had a fair value of $437 million and $594 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed.

At September 30, 2009, the Company had approximately $196 million in Premier First money market accounts, which is the Bank’s primary deposit product offering for medium to large business customers. These accounts do not require collateral, therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The ten largest Premier First relationships represent approximately $106 million of the total balance. If any of these balances are moved from the Bank, the Company would likely utilize overnight borrowings in the short-term to replace the balances. On a longer-term basis, the Company would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Company believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional retail bank deposits they replace, potentially decreasing the Company’s earnings.

At the time of this filing, the Company has not finalized its funding strategy for the upcoming first quarter 2010 tax season. Management believes it will be able to obtain all of the funding it needs for the upcoming tax season. Similar to the first quarter of 2009, management anticipates utilizing a combination of brokered deposits and traditional borrowing lines. In addition, the Company may need to draw on its holding company line of credit to provide additional capital to RB&T. The Company will likely begin to increase its brokered deposit balances significantly during the fourth quarter of 2009 in anticipation of the upcoming funding needs for the tax season.

The Holding Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At September 30, 2009 RB&T could, without prior approval, declare dividends of approximately $42 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

Capital

Total stockholders’ equity increased from $276 million at December 31, 2008 to $315 million at September 30, 2009. The increase in stockholders’ equity was primarily attributable to net income earned during 2009 reduced by cash dividends declared. In addition, stockholders’ equity also increased to a lesser extent from stock option exercises during the period ended September 30, 2009.

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

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2009 and December 31, 2008, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

With regard to Republic Bank, the Qualified Thrift Lender (“QTL”) test requires at least 65% of assets be maintained in housing related loans and investments and other specified areas for nine out of the twelve calendar months each year. If this test is not met for at least nine out of twelve months, limits are placed on growth, branching, new investments, FHLB advances and dividends, or Republic Bank must convert to a commercial bank charter. Management currently believes that Republic Bank will meet the requirements of the QTL test for at least nine out of twelve calendar months for 2009.

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the Federal Reserve Bank, FDIC and the OTS. Republic’s average capital to average assets ratio was 8.87% at September 30, 2009 compared to 8.28% at December 31, 2008. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of September 30, 2009 and December 31, 2008:

Table 11 – Capital Ratios

	As of September 30, 2009		As of December 31, 2008
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$357,477	17.97%	$319,087	15.43%
Republic Bank & Trust Co.	308,924	16.02	301,001	14.97
Republic Bank	39,415	65.19	12,522	22.74

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$338,087	16.99%	$304,255	14.72%
Republic Bank & Trust Co.	266,840	13.84	263,213	13.09
Republic Bank	38,659	63.94	12,028	21.85

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$338,087	11.10%	$304,255	8.80%
Republic Bank & Trust Co.	266,840	9.03	263,213	7.76
Republic Bank	38,659	35.28	12,028	15.70

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

The Company did not run a model simulation for declining interest rates as of September 30, 2009, because the FOMC effectively lowered the Federal Funds Target range between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur. The primary reasons for the indicated change in net interest income in an “up” interest rate scenario are as follows: the large amount of immediately repricing cash at the Federal Reserve Bank held by the Company at September 30, 2009, the large amount of FHLB advances whose maturities were extended during the first nine months of 2009, floating rate investment security purchases and declining fixed rate loan balances. As the Company implements strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen the Company’s forecasted “base case” net interest income in the event of no interest rate changes.

Table 12 – Interest Rate Sensitivity for 2009

		Increase in Rates
(dollars in thousands)	Base	100 Basis Points	200 Basis Points
Projected interest income:
Short-term investments	$379	$1,850	$3,320
Investments	17,656	20,403	22,926
Loans, excluding fees (1)	121,597	127,812	135,331
Total interest income, excluding loan fees	139,632	150,065	161,577

Projected interest expense:
Deposits	11,470	19,983	27,889
Securities sold under agreements to repurchase	618	3,391	6,164
Federal Home Loan Bank advances and other long- term borrowings	24,892	25,367	26,706
Total interest expense	36,980	48,741	60,759
Net interest income, excluding loan fees	$102,652	$101,324	$100,818
Change from base		$(1,328)	$(1,834)
% Change from base		(1.29)%	(1.79)%

(1) – Consideration was not given to the impact of increasing and decreasing interest rates on RALs, which are fee based and occur substantially all in the first quarter of the year.

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

Item 1A.     Risk Factors.

There are factors, many beyond the Company’s control, which may significantly change the results or expectations of the Company. Some of these factors are described below in the sections titled “Company Factors” and “Industry Factors,” however, many are described in the other sections of this document and the Company’s Annual Report on Form 10-K for the year ending December 31, 2008.

Company Factors

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different than amounts previously estimated. Management has identified six accounting policies and estimates as being critical to the presentation of the Company’s financial statements. These policies are described in the Company’s Annual Report on Form 10-K for the year ending December 31, 2008 under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates” and relate to the following:

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

During the first nine months of 2009, net income from the Company’s TRS business operating segment accounted for approximately 56% of the Company’s total net income. Various governmental and consumer groups have, from time to time, questioned the fairness of the RAL program and have accused this industry of charging excessive/usurious rates of interest, via the fee, and engaging in predatory lending practices. Consumer groups have also claimed that customers are not adequately advised that a RAL is a loan product and that alternative, less expensive means of obtaining tax refund proceeds may be available. Actions of these groups and others could result in regulatory, governmental or legislative action or material litigation against the Company. Exiting this line of business, either voluntarily or involuntarily, would significantly reduce the Company’s earnings.

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

•
During the third quarter of 2009, the Company announced a new pricing structure for its RAL program for the 2010 tax season that, if not well received by the Company’s third party technology and service providers, could significantly reduce revenue generated from our TRS business segment. The overall financial impact to the Company of its new RAL pricing model for the 2010 calendar year cannot currently be projected because TRS cannot predict its future product volume until contract terms with all of its third-party providers are negotiated and finalized for the upcoming tax season. These terms under the new pricing model may not be acceptable to many of the Company’s previous third party providers, and as a result, the Company could see a reduction in its TRS product volume from the previous year.

•
During the third quarter of 2009, the Company announced the discontinuation of its instant RAL, or Now RAL product for the 2010 tax season that, if not well received by the Company’s third party service providers, could significantly reduce revenue generated from our TRS business segment. While Republic’s instant RAL product represents less than 2% of tax products generated by TRS, it is perceived by the Company’s third party service providers as an important tool to compete against similar products offered through the large national tax preparation chains. Elimination of this product may not be well received by many of the Company’s third party service providers, and as a result, the Company could see a reduction in its TRS product volume from the previous year if those providers choose to work with other tax product providers in the banking industry.

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

Historically at TRS, net credit losses related to RALs within a given calendar year have ranged from a low of 0.04% to a high of 1.17% of total RALs originated (including retained and securitized RALs). During 2009, the Company incurred $19.4 million in net credit losses associated with RALs retained on balance sheet by the Company. Losses as a percent of total RALs originated during 2009 were 0.99%.

•
The Company’s “Overdraft Honor” program represents a significant business risk, and if the Company terminated the program it would materially impact the earnings of the Company. There can be no assurance that Congress, the Company’s regulators, or others, will not impose additional limitations on this program or prohibit the Company from offering the program. The Company’s “Overdraft Honor” program permits eligible customers to overdraft their checking accounts up to a predetermined dollar amount for the Bank’s customary overdraft fee(s). Generally, to be eligible for the Overdraft Honor program, customers must qualify for one of the Company’s traditional checking products when the account is opened and remain in that product for 30 days; have deposits of at least $600; and have had no overdrafts or returned deposited items. Once the eligibility requirements have been met, the client is eligible to participate in the Overdraft Honor program. If an overdraft occurs, the Company may pay the overdraft, at its discretion, up to $600 (an account in good standing after two years is eligible for up to $1,000). Under regulatory guidelines, customers utilizing the Overdraft Honor program may remain in overdraft status for no more than 45 days. Generally, an account that is overdrawn for 60 consecutive days is closed and the balance is charged off.

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

The Company earns a substantial majority of its fee income related to this program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the nine months ended September 30, 2009 and 2008 were $9.2 million and $10.3 million. The total net daily overdraft charges included in interest income for the first nine months of 2009 and 2008 were $1.7 million and $2.0 million. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would significantly reduce Company earnings.

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

If the FDIC determines that RB&T is not in compliance with the Order, it has the authority to issue more restrictive enforcement actions. These enforcement actions could include significant penalties and/or requirements regarding the tax business which could significantly, negatively impact this segment’s profitability. See Exhibit 10.62 under Part IV of the Company’s December 31, 2008 Annual Report on Form 10-K for additional information regarding the Order.

The Company owns five investment securities which the Company believes have an elevated level of credit risk and are extremely illiquid. Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. The Company owned and continues to own five private label mortgage backed and other private label mortgage-related securities with an amortized cost of $8.6 million at September 30, 2009. These securities are not guaranteed by government agencies. Approximately $2.6 million of these securities are mostly backed by “Alternative A” first lien mortgage loans. The remaining $6.0 million represents an asset backed security with an insurance “wrap” or guarantee. The average life of these securities is currently estimated to be approximately five years. Due to current market conditions, all of these assets are extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with FASB ASC topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for these investments.

During 2009, the Company recorded total non cash OTTI charges of $8.6 million related to its private label mortgage backed securities and other private label mortgage-related securities. In determining these securities were other-than-temporarily impaired, the Company gave considerable weight to the significance of recent downgrades of the securities by the various rating agencies. These downgrades raised doubt about the ability of the Company to continue to collect future principal and interest payments from the security in accordance with its original terms. In addition, the Company recorded additional impairment charges, as the Company’s model indicated further credit deterioration of the underlying loans. In other words, the Company modeled future anticipated cash flows, projecting a shortfall, or loss of contractual principal and interest.

Further deterioration in economic conditions and/or new or additional downgrades from applicable rating agencies could cause the Company to record additional impairment charges up to $8.6 million in the future. See additional discussion regarding these impairment charges under Footnote 3 “Investment Securities” of Part I Item 1 “Financial Statements.”

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

Mortgage Banking activities are significantly impacted by changing long-term interest rates. The Company is unable to predict changes in market interest rates, which are affected by many factors beyond the Company’s control including inflation, recession, unemployment, money supply, domestic and international events and changes in financial markets in the U.S. and in other countries. Changes in interest rates can impact the gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of Mortgage Banking income. A decline in interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand. Generally, if demand increases, Mortgage Banking income will be positively impacted by more gains on sale; however, the valuation of existing mortgage servicing rights will decrease and may result in a significant impairment. Moreover, a decline in demand for Mortgage Banking products could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts. See additional discussion about this product under Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 7 “Mortgage Banking Activities” and Footnote 10 “Segment Information” of Part I Item 1 “Financial Statements.”

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

Recent unprecedented market volatility and significant stock market declines could negatively affect the Company’s financial results. Capital and credit markets have been experiencing volatility and disruption for more than a year. These conditions can place downward pressure on credit availability, credit worthiness and the Company’s customers’ inclinations to borrow. A continued or worsening disruption and volatility could negatively impact the Company’s customers’ ability to seek new loans or to repay existing loans. The personal wealth of many of the Company’s borrowers and guarantors has historically added a source of financial strength to those loans and could be negatively impacted by the market declines.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2009 are included in the following table:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

July 1– July 31	19,786		$24.01	16,000
Aug. 1– Aug. 31	15,045		24.46	-
Sept. 1 – Sept. 30	1,321		20.24	1,321
Total	36,152	*	$24.06	17,321	44,245

* - Represents 18,831 shares received by the Company in connection with stock option exercises.

During the first nine months of 2009, the Company repurchased 36,152 shares and there were 18,831 shares exchanged for stock option exercises. During the second quarter of 2007, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of an additional 300,000 shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2009, the Company had 44,245 shares which could be repurchased under the current share repurchase programs.

During the third quarter of 2009, there were approximately 1,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

October 23, 2009	By:	Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

October 23, 2009	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer