Form 10-K
period 2009-12-31
REPUBLIC BANCORP INC /KY/
filed 2010-03-11
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act  ). ☐  Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $221,172,691 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of February 16, 2010 was 18,505,679 and 2,308,974.

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

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2010 are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains statements relating to future results of Republic Bancorp, Inc. that are considered “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are principally, but not exclusively, contained in Part I Item 1 “Business,” Part I Item 1A “Risk Factors” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements relate to, among other things, expectations concerning credit quality, including but not limited to, delinquency trends and the adequacy of the allowance for loan losses, business operating segments, critical accounting estimates, corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, recession, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations or the interpretation and enforcement thereof, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required, as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). Broadly speaking, forward-looking statements include:

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

•                  further developments in the Company’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provisions to the allowance for loans losses;

•                  deteriorating credit quality, including changes in the interest rate environment and reducing interest margins;

•                  the overall adequacy of the allowance for loans losses;

•                  future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;

•                  the future regulatory viability of the Tax Refund Solutions (“TRS”) business operating segment;

•                  anticipated future funding sources for TRS;

•                  potential impairment of investment securities;

•                  the future value of mortgage servicing rights;

•                  the impact of new accounting pronouncements;

•                  legal and regulatory matters including results and consequences of regulatory actions and examinations;

•                  future capital expenditures;

•                  the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations; and

•                  inflation, interest rate, market and monetary fluctuations and the Bank’s ability to maintain current deposit and loan levels at current interest rates.

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

The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. At December 31, 2009, Republic had total assets of $3.9 billion, total deposits of $2.6 billion and total stockholders’ equity of $316 million. Based on total assets as of December 31, 2009, Republic ranked as the largest Kentucky-based bank holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

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

General Business Overview

As of December 31, 2009, the Company was divided into three distinct business operating segments: Traditional Banking, Tax Refund Solutions and Mortgage Banking. Net income, total assets and net interest margin by business operating segment for the years ended December 31, 2009, 2008 and 2007 are presented below:

	Year Ended December 31, 2009
	Traditional	Tax Refund	Mortgage	Total
(dollars in thousands)	Banking	Solutions	Banking	Company

Net income	$15,362	$19,979	$6,790	$42,131
Total assets	2,976,663	927,929	14,176	3,918,768
Net interest margin	3.79%	NM	NM	5.04%

	Year Ended December 31, 2008
	Traditional	Tax Refund	Mortgage	Total
(dollars in thousands)	Banking	Solutions	Banking	Company

Net income	$18,432	$13,258	$1,962	$33,652
Total assets	2,766,174	1,154,777	18,417	3,939,368
Net interest margin	3.96%	NM	NM	4.20%

	Year Ended December 31, 2007
	Traditional	Tax Refund	Mortgage	Total
(dollars in thousands)	Banking	Solutions	Banking	Company

Net income	$21,051	$2,844	$1,018	$24,913
Total assets	2,879,275	275,012	11,072	3,165,359
Net interest margin	2.95%	NM	NM	3.17%

NM — Not Meaningful

(I)  Traditional Banking

As of December 31, 2009, Republic had 44 full-service banking centers with 35 located in Kentucky, five located in metropolitan Tampa, Florida, three located in southern Indiana and one located in metropolitan Cincinnati, Ohio. RB&T’s primary market areas are located in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington, Florence and Independence. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in Hudson, New Port Richey, Palm Harbor, Port Richey and Temple Terrace, Florida, as well as metropolitan Cincinnati, Ohio.

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

Lending Activities

The Bank principally markets its lending products and services through the following delivery channels:

Mortgage Lending — A major component of the Bank’s lending activities consists of the origination of single family residential real estate loans collateralized by owner occupied property, predominately located in the Bank’s primary market areas. Additionally, the Bank offers home equity loans and home equity lines of credit. These loans are originated through the Bank’s retail banking center network.

•                  The Bank generally retains adjustable rate mortgage (“ARM”) single family residential real estate loans with fixed terms up to ten years. All mortgage loans retained on balance sheet are included as a component of the Company’s “Banking” business operating segment and are discussed below and elsewhere in this filing.

•                  Single family residential real estate loans with fixed rate terms of 15, 20 and 30 years are generally sold into the secondary market and their accompanying mortgage servicing rights (“MSRs”), which may be either sold or retained, are included as a component of the Company’s “Mortgage Banking” business operating segment and are discussed below and elsewhere in this filing. In order to take advantage of the steep yield curve during 2009, the Company elected to retain approximately $100 million of 15 year fixed rate single family residential real estate loans, funding these loans with long-term Federal Home Loan Bank (“FHLB”) advances.

The Bank offers ARMs with rate adjustments tied to various indices with specified minimum and maximum interest rate adjustments. The interest rates on a majority of these loans are adjusted after their fixed rate terms on an annual basis, with most having limitations on upward adjustments over the life of the loan. Some of these loans have fixed rate features for one, three, five, seven or ten years. The Bank generally charges a higher interest rate if the property is not owner occupied. It has been the Bank’s experience that the proportions of fixed rate and ARM originations depend in large part on the interest rate environment. As interest rates decline, there is generally a reduced demand for ARMs and an increased demand for fixed rate secondary market loans. Alternatively, as interest rates rise, there is generally an increased demand for ARMs, as consumer demand shifts away from fixed rate secondary market loans.

Prior to the fourth quarter of 2009, in the Bank’s primary markets of Kentucky and southern Indiana, ARM loans collateralized by first lien, single family residential real estate were generally originated in amounts up to 90% of appraised value; however, the Bank commonly included home equity lines of credit in conjunction with its first liens, often increasing the loan to value of the entire relationship to 100%. In its Florida market, the Bank typically only loaned up to 80% of the appraised value. During the fourth quarter of 2009, the Bank reduced the maximum combined first and second lien position loan-to-value ratio for new ARM originations in all markets to 80%. The Bank requires mortgagee’s title insurance to protect the Bank against defects in its liens on the properties that collateralize the loans. The Bank, in most cases, requires title, fire, and extended casualty insurance to be obtained by the borrower and when required by applicable regulations, flood insurance. The Bank maintains an errors and omissions insurance policy to protect the Bank against loss in the event a borrower fails to maintain fire and other hazard insurance policies.

Although the contractual loan payment periods for single family residential real estate ARM loans are generally for a 15 to 30 year period, such loans often remain outstanding for only their fixed rate periods, which is significantly shorter than their contractual terms. The Bank generally charges a penalty for prepayment of first lien mortgage loans if they are refinanced prior to the completion of their fixed rate period.

The Bank does on occasion purchase loans in low to moderate income areas from time to time in order to meets its obligations under the Community Reinvestment Act (“CRA”). The Bank generally applies secondary market underwriting criteria to these purchased single family residential real estate loans and generally reserves the right to reject particular loans from a loan package being purchased that do not meet its underwriting criteria. In connection with loan purchases, the Bank receives various representations and warranties from the sellers of the loans regarding the quality and characteristics of the loans.

Commercial Lending — Commercial loans are primarily real estate secured and are generated through banking centers located in the Bank’s primary market areas. The Bank’s commercial real estate and multi-family (“commercial real estate”) loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, hotels and other types of commercial buildings.

In the Bank’s primary market area of Kentucky and southern Indiana, commercial real estate loans are generally made in amounts up to 85% of the lesser of the appraised value or purchase price of the property. In its Florida market, the Bank will typically only originate commercial real estate loans up to 80% of the lesser of the appraised value or the purchase price of the property. Commercial real estate loans generally have fixed or variable interest rates indexed to prime interest rates and have terms of three, five, seven or ten years with amortizing terms up to 20 years. Although the contractual loan payment period for these types of loans is generally a 20 year period, such loans often remain outstanding for only their fixed rate periods, which is significantly shorter than their contractual terms. The Bank generally charges a penalty for prepayment of commercial real estate loans if they are refinanced prior to the completion of their fixed rate period.

Loans secured by commercial real estate generally are larger and involve greater risks than single family residential real estate loans. Because payments on loans secured by commercial real estate properties often are dependent on successful operation or management of the properties or businesses operated from the properties, repayment of such loans may be impacted to a greater extent by adverse conditions in the national and local economies. The Company seeks to minimize these risks in a variety of ways, including limiting the size of commercial real estate loans and generally restricting such loans to its primary market area. In determining whether to originate commercial real estate loans, the Company also considers such factors as the financial condition of the borrower and guarantor and the debt service coverage of the property when applicable.

The Bank also offers a variety of commercial loans, including term loans, lines of credit and equipment and receivables financing. A broad range of short-to-medium-term collateralized commercial loans are made available to businesses for working capital (including the support of inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment or machinery. Equipment loans are typically originated on a fixed-term basis ranging from one to five years.

As mentioned above, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans, which may depreciate over time, usually cannot be appraised with as much precision as residential real estate and may fluctuate in value over the term of the loan.

Construction Lending — The Bank originates residential construction real estate loans to finance the construction of single family dwellings. Most of the Company’s residential construction loans are made to individuals and builders who intend to build owner occupied housing on a parcel of real estate. The Bank’s construction loans to individuals typically range in size from $100,000 to $300,000. Construction loans also are made to contractors to build single family dwellings under contract. Construction loans are generally offered on the same basis as other single family residential real estate loans, except that a larger percentage down payment is typically required.

The Bank also may make residential land development loans to real estate developers for the acquisition, development and construction of residential subdivisions. Such loans may involve additional risk attributable to the fact that funds will be advanced to fund the project under construction, which is of uncertain value prior to completion, and because it is relatively difficult to evaluate completion value accurately, the total amount of funds required to complete a development may be subject to change.

The Bank finances the construction of individual owner occupied houses on the basis of written underwriting and construction loan management guidelines. Construction loans are structured either to be converted to permanent loans with the Bank at the end of the construction phase or to be paid off at closing. Construction loans on residential properties in the Bank’s Kentucky and southern Indiana markets are generally made in amounts up to 85% of appraised value at completion. Construction loans on residential properties in the Bank’s Florida market are generally made in amounts up to 80% of appraised value at completion. Construction loans to developers and builders generally have terms of nine to 12 months. Loan proceeds on builders’ projects are disbursed in increments as construction progresses and as property inspections warrant.

Loans collateralized by subdivisions and multi-family residential real estate generally are larger than loans collateralized by single family owner occupied housing and also generally involve a greater degree of risk. Repayments of these loans depend to a large degree on results of operations, management of properties and conditions in the real estate market or the economy.

Consumer Lending — Traditional consumer loans made by the Bank include home improvement and home equity loans, as well as other secured and unsecured personal loans in addition to credit cards. With the exception of home equity loans, which are actively marketed in conjunction with single family residential real estate loans, other traditional consumer loan products, while available, are not actively promoted in the Bank’s markets.

Loan Origination and Processing — Loan originations are derived primarily from direct solicitation by the Bank’s loan officers, present depositors and borrowers, builders and walk-in customers. Loan applications are underwritten and closed based on the Bank’s standards, which are generally consistent with the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources.

The loan underwriting procedures followed by the Bank conform to regulatory guidelines and are designed to assess the borrower’s ability to make principal and interest payments and to be supported by the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a bank loan officer meets with each applicant to obtain the appropriate employment and financial information, as well as any other required application information. Upon receipt of the borrower’s completed loan application, the Bank obtains reports with respect to the borrower’s credit record, and independent appraisals of any collateral for the loan are ordered. The application information supplied by the borrower is independently verified. Once a loan application has been completed and all information has been obtained and verified, the loan request is submitted for a final review process. As part of the loan approval process, all uncollateralized loans of more than $150,000 and all collateralized loans of more than $1.5 million require approval by the Bank’s Loan Committee. Loans to one borrower are subject to limits depending on the Company’s internal risk ratings and applicable legal lending limitations.

The Bank’s commercial and commercial real estate loans undergo centralized underwriting on the basis of the borrower’s ability to make repayment from the cash flow of their business. As a general practice, in addition to personal guarantees, the Bank takes a security interest in real estate, equipment, or other business assets. Collateralized working capital loans are primarily secured by short-term assets, whereas long-term loans are primarily secured by long-term assets.

Loan applicants are notified promptly of the decision of the Bank by telephone and a letter. If a commercial loan is approved, a commitment letter is generated that specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral and required insurance coverage. Interest rates on committed loans are normally locked in at the time of application for a 30 to 45 day period.

Private Banking — The Bank provides financial products and services to high net worth individuals through its Private Banking Department. The Company’s Private Banking officers have extensive banking experience and are trained to meet the unique financial needs of high net worth individuals.

Treasury Management Services — The Bank provides various deposit products designed for commercial business customers located throughout its market areas. Lockbox processing, remote deposit capture, business online banking, account reconciliation and Automated Clearing House (“ACH”) processing are additional services offered to commercial businesses through the Company’s Treasury Management Department. The “Premier First” product is the Bank’s premium money market sweep account designed for commercial business customers.

Internet Banking — The Bank expands its market penetration and service delivery by offering customers Internet banking services and products through its website, www.republicbank.com.

Other Banking Services — The Bank also provides trust, title insurance and other financial institution related products and services.

(II)  Tax Refund Solutions (“TRS”)

Republic, through its TRS segment, is one of a limited number of financial institutions which facilitates the payment of federal and state tax refunds through third party tax-preparers located throughout the U.S., as well as tax preparation software providers. The Company facilitates the payment of these tax refunds through three primary products: Electronic Refund Checks/Assisted Refunds (“ERCs” or “ARs”), Electronic Refund Deposits/ Assisted Refund Deposits (“ERDs” or “ARDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by TRS occurs in the first quarter of the year.

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

The Company has agreements with Jackson Hewitt Inc. (“JHI”) and Jackson Hewitt Technology Services LLC (“JHTSL”), both subsidiaries of Jackson Hewitt Tax Service Inc. (referred to collectively as “JH”), and Liberty Tax Service (“Liberty”) to offer RAL and ERC/ERD products. JH and Liberty provide preparation services of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax-preparers offices. Approximately 23% of the Company’s 2009 and 2008 TRS revenue was derived from JH with another 5% and 0% from Liberty for the same periods. See “Results of Operations — Tax Refund Solutions” for additional discussion of JH and Liberty agreements.

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process. While the RAL application form is completed by the taxpayer in the tax-preparer’s office, the credit approval criteria is established by TRS and the underwriting decision is made by TRS. TRS reviews and evaluates all tax returns to determine the likelihood of IRS payment. If any attribute of the tax return appears to fall outside of predetermined parameters, TRS will not originate the RAL.

Profitability in the Company’s TRS segment is primarily driven by the volume of RAL transactions processed and the loss rate incurred on RALs, and is particularly sensitive to both measures. During 2009 (primarily the first quarter), the Company processed 39% more in dollar volume of RALs compared to the same period in 2008.

At March 31st of each year the Company reserves for its estimated RAL losses for the year based on current year and historical funding patterns and based on information received from the IRS on current year payment processing. The Company charges off substantially all outstanding RALs by June 30th each year with subsequent collections recorded as recoveries.

Subsequent to the first quarter of 2009, the results of operations for the TRS business operating segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated provision for loan losses, as estimated results became final. However, as was the case in 2008 and 2009, the fourth quarter can be significantly impacted by the funding strategy for the upcoming tax season. As detailed in the section titled “TRS Funding — First Quarter 2010 Tax Season” below, the TRS business operating segment incurred a fourth quarter net loss of $1.5 million with approximately $200,000 attributable to the negative spread the segment earned on brokered deposits obtained for the upcoming first quarter 2010 tax season. For the fourth quarter of 2008, the TRS segment reported a net loss of $3.0 million with approximately $2.2 million attributable to the negative spread the segment earned on brokered deposits obtained for the upcoming first quarter 2009 tax season. The improvement from the fourth quarter of 2008 was due to the more favorable interest rate environment during the fourth quarter of 2009.

TRS Funding — First Quarter 2010 Tax Season

Due to the same reasons mentioned below under “TRS Funding — First Quarter 2009 Tax Season,” the Company will utilize brokered certificates of deposits and its traditional borrowing lines of credit as its primary RAL funding source for the first quarter 2010 tax season.

During the fourth quarter of 2009, the Company obtained $921 million in brokered certificates of deposits to be utilized to fund the first quarter 2010 RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 0.51%. Also, during January of 2010, the Company obtained an additional $542 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 55 days and a weighted average interest rate of 0.56%.

TRS Funding — First Quarter 2009 Tax Season

Due to the excessive costs of securitization structures, which resulted from a significant lack of liquidity in the credit markets during the latter half of 2008, the Company elected not to obtain funding from a securitization structure for the first quarter 2009 tax season. Instead, the Company utilized brokered certificates of deposits and its traditional borrowing lines of credit as its primary RAL funding source for the first quarter 2009 tax season. The corresponding accounting for this change in funding strategy caused differences among some income and expense items when comparing income statement results for 2009 to results in 2008. The securitization had the effect during 2008 of reclassifying for securitized RALs the fee income earned, interest expense paid and provision expense into “Net RAL securitization income,” which is a component of non interest income. During 2009, these items were, classified in interest income on loans, interest expense on deposits and provision for loan losses, respectively.

During the fourth quarter of 2008, the Company obtained $918 million in brokered certificates of deposits to be utilized to fund the first quarter 2009 RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 2.71%. Also, during January of 2009, the Company obtained an additional $375 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 45 days and a weighted average interest rate of 1.27%.

TRS Funding — First Quarter 2008 Tax Season

The Company recognized net RAL securitization income of $13.3 million and sold $1.1 billion RALs into the securitization during 2008. During the first quarter 2008 tax season, in addition to the securitization structure, the Company also utilized brokered certificates of deposits to fund RALs retained on balance sheet. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 5.09%. Also, during January of 2008, the Company obtained an additional $200 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits had a weighted average life of three months and a weighted average interest rate of 4.95%.

TRS Rebate Accruals

During 2009, the Company made rebate payments to third party technology and service providers within its TRS segment. These rebates are reflected in the financial statements as a reduction to RAL and ERC fees. All rebate payments to individual technology and service providers are based on the product volume funded by the IRS through that provider, with various rebate tiers at different volume levels. In addition, rebate payments made to the service providers are significantly influenced by RAL losses. While the rebates paid to the Company’s technology providers are typically paid throughout the year, the rebate payments paid to the third party tax preparation service providers are generally paid in one lump sum payment on or near June 30th of each year.

Accounting for the Company’s rebates payable requires extensive management judgment since the substantial majority of these liabilities are established in the first quarter of each year and accounted for based on cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future IRS payments, including assumptions regarding credit losses and final product volume tiers.

The Company paid $36.1 million in total rebates during the year ended December 31, 2009 compared to $28.9 million during the same period in 2008. While total TRS gross product revenue increased 33% in 2009 compared to 2008, rebate payments increased 25% for the same period. The overall increase in rebates was less than the increase in total gross revenue during 2009 primarily due to larger payments made through a fixed fee component of the JH contracts, in lieu of rebates. This fixed fee component is classified in non interest expense on the income statement.

In September 2009, the Company announced a new pricing model that will reduce the fees the Bank charges consumers for RALs beginning with the first quarter 2010 tax season. With respect to new contracts entered into for the first quarter 2010 tax season, TRS does not expect to share revenue with third parties in connection with the delivery of tax refund products associated with in-person tax preparation services.

TRS Material Contracts

On December 29, 2009, the RB&T amended its Program Agreement, dated September 19, 2007, as previously amended December 2, 2008 and November 23, 2009, (the “Program Agreement”) with JHI and amended its Technology Services Agreement, dated September 19, 2007, as previously amended December 2, 2008 and November 23, 2009, (the “Technology Agreement”) with JHTSL related to RB&T’s RAL and ERC products. As previously disclosed, JHI and JHTSL are subsidiaries of Jackson Hewitt Tax Service Inc., which provides preparation services of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax offices operating under the brand name Jackson Hewitt Tax Service®. RB&T’s RAL and ERC products essentially comprise the products offered through the Company’s TRS business segment. The parties amended the Program Agreement and the Technology Agreement in order to:

•                              Extend the term of the Program Agreement and the Technology Agreement through October 31, 2012;

•                              Provide RB&T, under specified circumstances, an option to terminate the agreements earlier than October 31, 2012, if it so chooses;

•                              Increase the previously established number of Jackson Hewitt Tax Service locations for the term of the contract in which RB&T will offer, process and administer certain RAL and AR products to Jackson Hewitt Tax Service customers;

•                              Determine the fees payable to JHI and JHTSL by RB&T under the agreements; and

•                              Provide RB&T with the right to retain certain monies otherwise payable to JHI and JHTSL by RB&T if RB&T fails to attain a minimum number of financial products, RB&T experiences RAL delinquency in excess of a designated level, or if RB&T incurs costs in connection with JHI’s, JHTSL’s or a Jackson Hewitt Tax Service operator’s failure to maintain a minimum level of compliance with RB&Ts policies and procedures.

Effective as of December 27, 2009, RB&T amended its Marketing and Servicing Agreement, dated November 30, 2009 (the “Agreement”), with JTH Tax Inc. d/b/a Liberty Tax Service (“Liberty”) related to RB&T’s RAL, ERC and ERD products (collectively, referred to as “Bank Products”). Liberty provides preparation services of federal, state and local individual income tax returns in the U.S. through franchised and company-owned tax offices. The Bank Products essentially comprise the products offered through the Company’s TRS business segment. Under the Agreement, as amended:

•                              RB&T grants Liberty, on a non-exclusive basis, the license to market the Bank Products through a substantial majority of Liberty’s tax offices through October 16, 2012;

•                              Under specified circumstances, RB&T has an option to terminate the Agreement earlier than October 16, 2012, if it so chooses; and

•                              RB&T has the right to receive certain monies in the event that RAL delinquency exceeds a designated level of RALs originated through Liberty.

The business generated from the JH and Liberty agreements, as amended, in combination with RB&T’s new pricing model announced in September 2009, is more likely than not to have a material positive impact on the Company’s net income and diluted earnings per share beginning with the first quarter of 2010. This positive impact will be somewhat offset by a strategic reduction in the Company’s independent tax-preparer base.

For additional discussion regarding TRS, see the following sections:

•                  Part I Item 1 “Business”

•                  Part I Item 1A “Risk Factors”

•                  Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•                  “Critical Accounting Policies and Estimates”

•                  “Recent Developments”

•                  “Overview”

•                  “Results of Operations”

•                  “Financial Condition”

•                  Part II Item 8 “Financial Statements and Supplementary Data:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 3 “Loans and Allowance for Loan Losses”

•                  Footnote 4 “Securitization”

•                  Footnote 22 “Segment Information”

(III)  Mortgage Banking

Mortgage Banking activities primarily include 15, 20 and 30-year fixed-term single family residential rate real estate loans that are sold into the secondary market, primarily to Freddie Mac. From 2003 through mid 2009, the Bank historically retained servicing on substantially all loans sold into the secondary market. In order to take advantage of the steep yield curve, during the second quarter of 2009, the Company borrowed from the FHLB to fund a pool of 15 year fixed rate residential real estate loans. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and insurance and remitting payments to secondary market investors. A fee is received by the Bank for performing these standard servicing functions.

As part of the sale of loans with servicing retained, the Company records an MSR. MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs, that Republic expects to receive on loans sold with servicing retained by the Company. MSRs are capitalized as separate assets when loans are sold and servicing is retained. This transaction is posted to net gain on sale of loans, a component of “Mortgage Banking income” in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Company. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted quarterly based on the weighted average remaining life of the underlying loans. The amortization is recorded as a reduction to Mortgage Banking income.

The carrying value of the MSRs asset is reviewed monthly for impairment based on the fair value of the MSRs, using groupings of the underlying loans by interest rates. Any impairment of a grouping would be reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to increased anticipated prepayments within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs is expected to increase, as prepayment assumptions on the underlying loans would be anticipated to decline. Management utilizes an independent third party on a monthly basis to assist with the fair value estimate of the MSRs.

Due to the significant reduction in long-term interest rates during December of 2008, the fair value of the MSR portfolio declined as prepayment speed assumptions were adjusted upwards resulting in an impairment charge of $1.3 million for the fourth quarter and year ended December 31, 2008. During the first quarter of 2009, prepayment speed assumptions stabilized to levels similar to those assumed in the third quarter of 2008 and the Company reversed $1.1 million from the valuation allowance. During the second quarter of 2009, the Company reversed the remaining impairment charge of $122,000. There were no impairment charges recorded prior to the fourth quarter of 2008 and no MSR valuation allowance existed at December 31, 2009.

See additional discussion regarding Mortgage Banking under the sections titled: Part I Item 1A “Risk Factors” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 6 “Mortgage Banking Activities” and Footnote 22 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

Employees

As of December 31, 2009, Republic had 735 full-time equivalent employees. Altogether, Republic had 722 full-time and 25 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that its employee relations have been and continue to be good.

Competition

The Company encounters intense competition in its market areas in making loans, attracting deposits, and selling other banking related financial services. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking and the widespread enactment of state laws which permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Company’s business, the Company competes with local and regional retail and commercial banks, other savings banks, credit unions, finance companies, mortgage companies and other financial intermediaries operating in Kentucky, Indiana, Florida and Ohio. The Bank also competes with insurance companies, consumer finance companies, investment banking firms and mutual fund managers. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. Many of the Company’s primary competitors, some of which are affiliated with large bank holding companies or other larger financial based institutions, have substantially greater resources, larger established customer bases, higher lending limits, more extensive banking center networks, numerous automatic teller machines, and greater advertising and marketing budgets. They may also offer services that the Company does not currently provide. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, can act to create more pressure on smaller financial institutions to consolidate. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the foreseeable future.

The principal factors in competing for bank products are convenient office locations, flexible hours, interest rates, services, Internet banking, range of lending services offered and lending fees. Additionally, the Company believes that an emphasis on highly personalized service tailored to individual customer needs, together with the local character of the Bank’s business and its “community bank” management philosophy will continue to enhance the Company’s ability to compete successfully in its market areas.

Supervision and Regulation

RB&T is a Kentucky chartered commercial banking and trust corporation and as such, it is subject to supervision and regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions. Republic Bank is a federally chartered savings bank institution and as such, it is subject to the supervision and regulation of the Office of Thrift Supervision (“OTS”) and examination by the OTS pursuant to the Home Owner’s Loan Act (“HOLA”). Republic Bank is also subject to limited regulation by the FDIC which insures the Bank’s deposits.

All deposits, subject to regulatory prescribed limitations, held by the Bank are insured by the FDIC. Such supervision and regulation subjects the Bank to restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the OTS and Kentucky banking regulators. The Federal Reserve Bank (“FRB”) regulates the Company with monetary policies and operational rules that directly affect the Bank. The Bank is a member of the FHLB System. As a member of the FHLB system, the Bank must also comply with applicable regulations of the Federal Housing Finance Board. Regulation by these agencies is intended primarily for the protection of the Bank’s depositors and the Deposit Insurance Fund (“DIF”) and not for the benefit of the Company’s stockholders. The Bank’s activities are also regulated under consumer protection laws applicable to the Company’s lending, deposit and other activities. An adverse ruling against the Company under these laws could have a material adverse effect on results. See additional discussion below under “Deposit Insurance Assessments.”

Republic Bancorp, Inc. is a legal entity separate and distinct from the Bank and its principal sources of funds are cash dividends from the Bank and other subsidiaries. The Company files regular routine reports with the FRB, FDIC and OTS concerning business activities and financial condition. In addition, the Bank must obtain regulatory approval prior to entering into certain transactions such as adding new banking offices and mergers with, or acquisitions of, other financial institutions. These regulatory agencies conduct periodic examinations to review the Company’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities under which a bank or savings bank can engage and is intended primarily to provide protection for the DIF and the Bank’s depositors. Regulators have extensive discretion in connection with their supervisory and enforcement authority and examination policies, including, but not limited to, policies that can materially impact the classification of assets and the establishment of adequate loan loss reserves. Any change in regulatory requirements and policies, whether by the FRB, the FDIC, the OTS or state or federal legislation, could have a material adverse impact on Company operations.

Enforcement Powers — Regulators have broad enforcement powers over bank holding companies and banks, including, but not limited to, the power to mandate or restrict particular actions, activities, or divestitures, impose substantial fines and other penalties for violations of laws and regulations, issue cease and desist or removal orders, seek injunctions, publicly disclose such actions and prohibit unsafe or unsound practices. This authority includes both informal actions and formal actions to effect corrective actions or sanctions. In addition, Republic is subject to regulation and enforcement actions by other additional state and federal agencies.

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

I.              The Company

Acquisitions — Republic is required to obtain the prior approval of the FRB under the Bank Holding Company Act (“BHCA”) before it may, among other things, acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of any class of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the bank involved, the convenience and needs of the communities to be served and various competitive factors. Consideration of financial resources generally focuses on capital adequacy, which is discussed below. Consideration of convenience and needs issues includes the parties’ performance under the CRA. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, specifically including low to moderate income persons and neighborhoods.

Under the BHCA, so long as it is at least adequately capitalized, adequately managed and not subject to any regulatory restrictions, Republic may purchase a bank, subject to regulatory approval. Similarly, an adequately capitalized and adequately managed bank holding company located outside of Kentucky or Florida may purchase a bank located inside Kentucky or Florida, subject to appropriate regulatory approvals. In either case, however, state law restrictions may be placed on the acquisition of a state bank that has been in existence for a limited amount of time, or would result in specified concentrations of deposits. For example, Kentucky law prohibits a bank holding company from acquiring control of banks located in Kentucky, if the holding company would then hold more than 15% of the total deposits of all federally insured depository institutions in Kentucky. RB&T is currently prohibited from acquiring a bank based on its CRA rating as discussed at Footnote 23 “Regulatory Matters.”

Financial Activities — The activities permissible for bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (“GLBA”), issued in March of 2000. The GLBA permits bank holding companies that qualify as, and elect to be Financial Holding Company’s (“FHCs”), to engage in a broad range of financial activities, including underwriting securities, dealing in and making a market in securities, insurance underwriting and agency activities without geographic or other limitation, as well as merchant banking. To maintain its status as a FHC, the Company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a “satisfactory” CRA rating. In addition, as a qualified thrift lender, the Company generally has broad authority to engage in various types of business activities, including non-financial activities. This authority could be restricted for savings banks that fail to meet the qualified thrift lender test. The Company does not currently qualify as a FHC based on its CRA rating as discussed at Footnote 23 “Regulatory Matters” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

Safe and Sound Banking Practice — The FRB does not permit bank holding companies to engage in unsafe and unsound banking practices. The FDIC, the Kentucky Department of Financial Institutions and the OTS have similar restrictions with respect to the Bank.

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

Source of Strength Doctrine — Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources for their support. Such support may restrict the Company’s ability to pay dividends, and may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. A bank holding company may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary and cross-guarantee provisions generally apply to the Company. In addition, any capital loans by the Company to its bank subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of subsidiary banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Office of Foreign Asset Control (“OFAC”) — The Company and the Bank, like all U.S. companies and individuals, are prohibited from transacting business with certain individuals and entities named on the OFAC’s list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The OFAC issued guidance for financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high risk or to be lacking in their efforts to comply with these prohibitions.

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

Branching — Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Executive Director of the Kentucky Department of Financial Institutions, upon notice to the Kentucky Department of Financial Institutions and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Executive Director of the Kentucky Department of Financial Institutions, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. An out of state bank is permitted to establish branch offices in Kentucky only by merging with a Kentucky bank. De novo branching into Kentucky by an out of state bank is not permitted. This difficulty for out of state banks to branch into Kentucky may limit the ability of a Kentucky bank to branch into many states, as several states have reciprocity requirements for interstate branching. RB&T is currently prohibited from branching based on its CRA rating as discussed at Footnote 23 “Regulatory Matters” of Part II Item 8 “Financial Statements and Supplementary Data.”

Under federal regulations, Republic Bank may establish and operate branches in any state within the U.S. with the prior approval of the OTS. Highly rated federal savings banks that satisfy certain regulatory requirements may establish branches without prior OTS approval, provided the federal savings bank publishes notice of its establishment of a new branch, notifies the OTS of the establishment of the branch, and no person files a comment with the OTS opposing the proposed branch. OTS and FDIC regulations also restrict the Company’s ability to open new banking offices of RB&T or Republic Bank. In either case, the Company must publish notice of the proposed office in area newspapers and, if objections are made, the new office may be delayed or disapproved.

Affiliate Transaction Restrictions — Transactions between the Bank and its affiliates, including the Company and its subsidiaries, are subject to FDIC and OTS regulations, the FRB’s Regulations O and W, and Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”). In general, these transactions must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the institution or its subsidiary, as those for comparable transactions with non-affiliated parties. In addition, certain types of these transactions referred to as “covered transaction” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary. Limitations are also imposed on loans and extensions of credit by an institution to its executive officers, directors and principal stockholders and each of their related interests. A savings association is also restricted from purchasing or investing in securities issued by any affiliate other than shares of the affiliate.

The FRB promulgated Regulation W to implement Sections 23A and 23B. That regulation contains many of the foregoing restrictions and also addresses derivative transactions, overdraft facilities and other transactions between a bank and its non-bank affiliates.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets — Banking regulators may declare a dividend payment to be unsafe and unsound even if the Bank continues to meet its capital requirements after the dividend. Dividends paid by RB&T provide substantially all of the Company’s operating funds. Regulatory requirements serve to limit the amount of dividends that may be paid by the Bank. Under federal regulations, the Bank cannot pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

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

Assessments — The Bank is required to pay a quarterly Financing Corporation (“FICO”) assessment in order to share in the payment of interest due on bonds used to provide liquidity to the savings and loan industry in the 1980s. During 2009, the Bank incurred total FICO assessments of $219,000, or an average of 0.0104% of insured deposits. In addition to the FICO assessment, the Bank also pays a Deposit Insurance Premium.

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

Effective January 1, 2007, institutions in all risk categories, even the best rated financial institutions were assessed an FDIC Deposit Insurance Premium based on a number of factors, including the risk of loss that insured institutions pose to the DIF. Under this risk based system, the FDIC evaluates an institution’s supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for certain large institutions. Institutions which the FDIC considers well-capitalized and financially sound pay the lowest premiums, while institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premiums. The legislation replaced the prior minimum 1.25% reserve ratio for the insurance funds with a range for the new insurance fund’s quarterly reserve ratio between 1.15% and 1.50% depending on projected losses, economic changes and assessment rates at the end of a calendar year, abolished the rule prohibiting the FDIC from charging the banks in the lowest risk category when the reserve ratio premiums is more than 1.25% and does not limit the FDIC to changing assessment rates bi-annually.

During 2009, the Bank paid total Deposit Insurance Premiums of $2.6 million, or an average of 0.1315% of its insured deposits. In May 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was capped at 10 basis points times the institution’s assessment base for the second quarter 2009. The special assessment for Republic totaled $1.4 million and was collected on September 30, 2009.

In November 2009, the FDIC adopted the final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009. Republic prepaid $11.5 million in deposit insurance assessments on December 30, 2009.

In October 2008, the President of the U.S. signed the Emergency Economic Stabilization Act of 2008, which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation initially provided that the basic deposit insurance limit will return to $100,000 after December 31, 2009. In May 2009, the President of the U.S. signed the Helping Families Save Their Homes Act, which extended the temporary increase in the standard maximum deposit insurance amount (“SMDIA”) to $250,000 per depositor through December 31, 2013. This extension of the temporary $250,000 coverage limit became effective immediately upon the President’s signature. The legislation provided that the SMDIA will return to $100,000 on January 1, 2014. As mentioned above, insurance coverage for certain retirement accounts, which include all IRA deposit accounts, was increased permanently to $250,000 per depositor in 2006.

In October, 2008, the FDIC announced its temporary Transaction Account Guarantee Program, which provides full insurance coverage, regardless of deposit amount, for non interest-bearing transaction deposit accounts at FDIC insured institutions that agree to participate in the program. The transaction account guarantee applies to all personal and business checking deposit accounts that do not earn interest at participating institutions. This unlimited insurance coverage is temporary and was originally to remain in effect for participating institutions until December 31, 2009. In August 2009, the FDIC extended the transaction action guarantee for six months, through June 30, 2010.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system. The new program (1) guarantees newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies, and (2) provides full deposit insurance coverage for non interest-bearing deposit transaction accounts in FDIC insured institutions, regardless of the dollar amount. In March 2009, the FDIC adopted an interim rule that extends the debt guarantee component of the Temporary Liquidity Guarantee Program and imposes surcharges on existing rates for certain debt issuances. The Company opted out of the debt guarantee program but opted in to the full deposit insurance coverage. Republic paid $72,000 related to TLGP coverage in 2009.

Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, the institution’s financial condition and the complexity of its asset portfolio.

Prohibitions Against Tying Arrangements — The Bank is subject to prohibitions on certain tying arrangements. A depository institution is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional product or service from the institution or its affiliates or not obtain services of a competitor of the institution.

Consumer Laws and Regulations — In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in their transactions with banks. While the discussion set forth in this document is not exhaustive, these laws and regulations include the Truth in Savings Act, the Electronic Funds Transfer Act and Regulation E and the Expedited Funds Availability Act, among others. These federal laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers when accepting deposits. Certain laws also limit the Bank’s ability to share information with affiliated and unaffiliated entities. The Bank is required to comply with all applicable consumer protection laws and regulations as part of its ongoing business operations.

Depositor Preference — The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the U.S. and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Liability of Commonly Controlled Institutions — FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of another FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to another FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. At this time, Republic Bank & Trust Company and Republic Bank are the only insured depository institution controlled by the Holding Company for this purpose. However, if the Holding Company were to control other FDIC-insured depository institutions in the future, the cross-guarantee would apply to all such FDIC-insured depository institutions.

The USA Patriot Act (“Patriot Act”), Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) — The Patriot Act was enacted after September 11, 2001 to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in promulgation of several regulations that have a direct impact on financial institutions. There are a number of programs that financial institutions must have in place such as: (i) BSA/AML controls to manage risk; (ii) Customer Identification Programs to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorists or terrorist organizations; and (iii) monitoring for the timely detection and reporting of suspicious activity and reportable transactions. Title III of the Patriot Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, savings banks, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the Patriot Act imposes the following obligations on financial institutions:

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

Federal Home Loan Bank System — The FHLB provides credit to its members, which include savings banks, commercial banks, insurance companies, credit unions, and other entities. The FHLB system is currently divided into twelve federally chartered regional FHLB’s which are regulated by the Federal Housing Finance Board. The Bank is a member and owns capital stock in FHLB Cincinnati, FHLB Atlanta and FHLB Indianapolis. The amount of capital stock the Bank must own depends on its balance of outstanding advances. It is required to acquire and hold shares in an amount at least equal to 1% of the aggregate principal amount of its unpaid single family residential real estate loans and similar obligations at the beginning of each year or 1/20th of its outstanding advances from this FHLB, whichever is greater. Advances are secured by pledges of loans, mortgage backed securities and capital stock of the FHLB. FHLB’s also purchase mortgages in the secondary market through their Mortgage Purchase Program (“MPP”). The Bank has never sold loans to the MPP.

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

Federal Reserve System — Under regulations of the FRB, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Bank is in compliance with the foregoing reserve requirements. Required reserves must be maintained in the form of vault cash, a non interest-bearing account at a FRB, or a pass-through account as defined by the FRB. The effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the FDIC or OTS. The Bank is authorized to borrow from the FRB discount window.

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

While the discussion set forth in this document is not exhaustive, these federal laws and regulations include but are not limited to the following:

•                  Community Reinvestment Act

•                  Home Mortgage Disclosure Act

•                  Equal Credit Opportunity Act

•                  Truth in Lending Act

•                  Real Estate Settlement Procedures Act

•                  Fair Credit Reporting Act

Community Reinvestment Act (“CRA”) — Under the CRA, financial institutions have a continuing and affirmative obligation to help meet the credit needs of their entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. The CRA does not establish specific lending requirements or programs for the Bank, nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In particular, the CRA assessment system focuses on three tests:

•                  a lending test, to evaluate the institution’s record of making loans in its assessment areas;

•                  an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses in its assessment area or a broader area that includes its assessment area; and

•                  a service test, to evaluate the institution’s delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

The CRA requires all institutions to make public disclosure of their CRA ratings. In 2008, the Bank received a “Needs to improve” CRA Performance Evaluation. A copy of the public section of that CRA Performance Evaluation is available to the public upon request. See additional discussion at Footnote 23 “Regulatory Matters” of Part II Item 8 “Financial Statements and Supplementary Data.”

Home Mortgage Disclosure Act (“HMDA”) — The HMDA has grown out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics, as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The HMDA requires institutions to report data regarding applications for loans for the purchase or improvement of single family and multi-family dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices. The appropriate federal banking agency, or in some cases the Department of Housing and Urban Development, enforces compliance with HMDA and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of the HMDA.

Equal Credit Opportunity Act (“ECOA”) — The ECOA prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. Under the Fair Housing Act, it is unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. Among other things, these laws prohibit a lender from denying or discouraging credit on a discriminatory basis, making excessively low appraisals of property based on racial considerations, or charging excessive rates or imposing more stringent loan terms or conditions on a discriminatory basis. In addition to private actions by aggrieved borrowers or applicants for actual and punitive damages, the U.S. Department of Justice and other regulatory agencies can take enforcement action seeking injunctive and other equitable relief or sanctions for alleged violations.

Truth in Lending Act (“TLA”) — The TLA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As result of the TLA, all creditors must use the same credit terminology and expressions of rates, and disclose the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule for each proposed loan. Violations of the TLA may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Under certain circumstances, the TLA also provides a consumer with a right of rescission, which if exercised within three business days would require the creditor to reimburse any amount paid by the consumer to the creditor or to a third party in connection with the loan, including finance charges, application fees, commitment fees, title search fees and appraisal fees. Consumers may also seek actual and punitive damages for violations of the TLA.

Real Estate Settlement Procedures Act (“RESPA”) — The RESPA requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. The RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of the RESPA may result in imposition of penalties, including: (1) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (2) awards of court costs and attorneys’ fees; and (3) fines of not more than $10,000 or imprisonment for not more than one year, or both.

Fair Credit Reporting Act (“FACT”) — In connection with the passage of the FACT, the Bank’s financial regulators have issued final rules and guidelines, effective November 1, 2008, requiring the Bank to adopt and implement a written identity theft prevention program, paying particular attention to 26 identified “red flag” events. The program must assess the validity of address change requests for card issuers and for users of consumer reports to verify the subject of a consumer report in the event of notice of an address discrepancy. The FACT gives consumers the ability to challenge the Bank with respect to credit reporting information provided by the Bank. The FACT also prohibits the Bank from using certain information it may acquire from an affiliate to solicit the consumer for marketing purposes unless the consumer has been given notice and an opportunity to opt out of such solicitation for a period of five years.

Loans to One Borrower — Under current limits, loans and extensions of credit outstanding at one time to a single borrower and not fully secured generally may not exceed 15% of the institution’s unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus.

Interagency Guidance on Nontraditional Mortgage Product Risks — In 2006, final guidance was issued to address the risks posed by residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest (such as “interest-only” mortgages and “payment option” adjustable-rate mortgages). The guidance discusses the importance of ensuring that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity. The guidance also suggests that banks i) implement strong risk management standards, ii) maintain capital levels commensurate with the risk and iii) establish an allowance for loan and lease losses that reflects the collectability of the portfolio. The guidance urges banks to ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice.

Loans to Insiders — The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

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

Qualified Thrift Lender Test (“QTL”) — Federal law requires savings banks to meet the QTL, as detailed in 12 U.S.C. §1467a(m). The QTL measures the proportion of a federal savings bank institution’s assets invested in loans or securities supporting residential construction and home ownership. Under the QTL, a federal savings bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage backed securities) in at least nine months out of each 12-month period. Qualified thrift investments include (i) housing-related loans and investments, (ii) obligations of the FDIC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals, (iv) consumer loans, (v) shares of stock issued by any FHLB, and (vi) shares of stock issued by the FHLMC or the Federal National Mortgage Association (“FNMA”). Legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” Portfolio assets consist of total assets minus (a) goodwill and other intangible assets, (b) the value of properties used by the savings bank to conduct its business, and (c) certain liquid assets in an amount not exceeding 20% of total assets. If Republic Bank fails to remain qualified under the QTL, it must either convert to a commercial bank charter or be subject to restrictions specified under OTS regulations. A savings bank may re-qualify under the QTL if it thereafter complies with the QTL. A savings bank also may satisfy the QTL by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. At December 31, 2009, Republic Bank met the QTL requirements.

Capital Adequacy Requirements

Capital Guidelines — The FRB, FDIC and OTS have substantially similar risk based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off balance sheet instruments. Under the risk based guidelines, specific categories of assets are assigned different risk weights based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk weighted asset base. The guidelines require a minimum total risk based capital ratio of 8.0%, of which at least 4.0% is required to consist of Tier I capital elements (generally, common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, non cumulative perpetual preferred stock, less goodwill and certain other intangible assets). Total capital is the sum of Tier I and Tier II capital. Tier II capital generally may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity investment securities. As of December 31, 2009, the Company’s ratio of Tier I capital to total risk weighted assets was 17.25% and its ratio of total risk based capital to total risk weighted assets was 18.37%. As of December 31, 2009, RB&T’s ratio of Tier I capital to total risk weighted assets was 14.07% and its ratio of total risk based capital to total risk weighted assets was 16.42%. Republic Bank’s ratio of Tier I capital to total risk weighted assets was 29.70% and its ratio of total risk based capital to total risk weighted assets was 30.94% at December 31, 2009.

In addition to the risk based capital guidelines, the FRB utilizes a leverage ratio as a tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier I capital divided by its average total consolidated assets (less goodwill and certain other intangible assets). Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 2009, the Company’s leverage ratio was 10.52%. The FDIC’s leverage guidelines require state banks to maintain Tier I capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 2009, RB&T and Republic Bank’s leverage ratios were 8.55% and 16.07%, respectively.

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

New Capital Requirements — In 2004, the Basel Committee on Banking Supervision published a new capital accord (“Basel II”). Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on Basel II.  A definitive final rule for implementing the advanced approaches of Basel II in the U.S., which applies only to certain large or internationally active banking organizations, or “core banks” — defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization’s primary Federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. The Company is not required to comply with the advanced approaches of Basel II.

In July 2008, the agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operation risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where U.S markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued.

On September 3, 2009, the U.S. Treasury Department issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” The Treasury Policy Statement was developed in consultation with the U.S. bank regulatory agencies and contemplates changes to the existing regulatory capital regime that would involve substantial revisions to the existing Basel capital frameworks and affect all regulated banking organizations. The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provides for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.

Regulatory Reform - In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the U.S.. Significant aspects of the administration’s proposals that may affect the Company included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to combine the OCC and the Office of Thrift Supervision into a National Bank Supervisor with a unified federal bank charter; (iii) to expand the current eligibility requirements for financial holding companies so that the financial holding company must be “well capitalized” and “well managed” on a consolidated basis; (iv) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (v) to further limit the ability of banks to engage transactions with affiliates; and (vi) to subject all “over-the-counter” derivatives markets to comprehensive regulation.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate.

In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as discussed above. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

Incentive Compensation — On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where there are deficiencies in the incentive compensation arrangements, they must be immediately addressed.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Other Legislative Initiatives

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

Company Factors

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different than amounts previously estimated. Management has identified several accounting policies and estimates as being critical to the presentation of the Company’s financial statements. These policies are described under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates” and relate to the following:

•                  Banking segment allowance for loan losses

•                  Mortgage servicing rights

•                  Income tax accounting

•                  Goodwill and other intangible assets

•                  Impairment of investment securities

•                  TRS provision for loan losses

•                  TRS rebate accruals

The Company’s lines of business and products not typically associated with Traditional Banking expose the Company’s earnings to additional risks and uncertainties. In addition to Traditional Banking and Mortgage Banking products, the Company provides Refund Anticipation Loans (“RALs”). The following details specific risk factors related to these lines of business:

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

During the year ended December 31, 2009, net income from the Company’s TRS business operating segment accounted for approximately 47% of the Company’s total net income. Various governmental and consumer groups have, from time to time, questioned the fairness of the RAL program and have accused this industry of charging excessive/usurious rates of interest, via the fee, and engaging in predatory lending practices.

On December 31, 2009 the Company announced that it has plans to meet with the FDIC, at the FDIC’s request, in February to discuss the future viability of the RAL business at RB&T. This meeting was originally scheduled to occur by the end of February 2010, however, at the FDIC’s request the meeting date was postponed to March 2010. If the FDIC demands RB&T to exit the RAL business, and RB&T is unable to continue this business line, it would have a material adverse effect on the Company’s net income in the future.

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

•                  The TRS business operating segment represents a significant operational risk, and if the Company were unable to properly service the business, or grow the business, it could materially impact the earnings of the Company. Continued growth in this business operating segment requires continued increases in technology and employees to service the new business. In order to process the new business, the Company must implement and test new systems, as well as train new employees. Significant operational problems could cause the Company to incur higher than normal credit losses. Significant operational problems could also cause a material portion of the Company’s tax-

preparer base to switch to a competitor bank to process their bank product transactions, significantly reducing the Company’s projected revenue without a corresponding decrease in expenses.

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

•                  RALs represent a significant liquidity, or funding, risk. Significantly overestimating or underestimating the Company’s liquidity or funding needs for the upcoming tax season could have a material negative impact on the Company’s overall earnings. Funding for RAL liquidity requirements may also cost more than the Company’s current estimates and/or historical experience. The Company’s liquidity risk increases significantly during the first quarter of each year due to the RAL program. The Company has committed to its electronic filer and tax-preparer base that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to estimate liquidity, or funding needs for the RAL program, well in advance of the tax season. If management materially overestimates the need for funding during the tax season, a significant expense could be incurred without an offsetting revenue stream. If management materially underestimates its funding needs during the tax season, the Company could experience a significant shortfall of capital needed to fund RALs and could potentially be required to stop or reduce its RAL originations. During the fourth quarter of 2009, the Company accumulated brokered deposits totaling $921 million with a weighted average rate of 0.51% in preparation for the first quarter 2010 tax season.

•                  RALs represent a significant credit risk, and if the Company is unable to collect a significant portion of its RALs it would materially, negatively impact the earnings of the Company. There is credit risk associated with a RAL because the funds are disbursed to the customer prior to the Company receiving the customer’s refund from the IRS. The Company collects substantially all of its payments related to RALs from the IRS. Losses generally occur on RALs when the Company does not receive payment from the IRS due to a number of reasons, including errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process. The provision for loan losses is the TRS segment’s most influential component to its overall earnings.

Historically at TRS, net credit losses related to RALs within a given calendar year have ranged from a low of 0.04% to a high of 1.17% of total RALs originated (including retained and securitized RALs). During 2009, the Company incurred $18.1 million in net credit losses associated with RALs retained on balance sheet by the Company. Gross losses as a percent of total RALs originated during 2009 were 0.93%.

•                  A significant portion of the Company’s RAL, ERC and ERD volume and revenue is derived from two third party relationships. Losing either of these relationships without replacing their volume or a significant unplanned reduction in demand for their tax services, would materially, negatively impact the Company’s operations. Approximately 23% of the Company’s 2009 TRS revenue is derived from JH with another 5% from Liberty. In December 2009, the Company signed three year agreements with each of these tax service providers. As part of these new agreements, the Company’s percentage of expected future TRS revenue from these two relationships is projected to be significantly higher. Under certain specific circumstances, however, each provider could exit their contract with the Company. In addition, the tax preparation industry is highly competitive and the potential exists that these firms could lose clients to competitors which do not offer TRS products. A loss of business by Republic under either of these circumstances would have a material adverse effect on the Company’s earnings.

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

Further deterioration in the quality of the Company portfolio may result in additional charge-offs which will adversely impact the Company’s operating results. During the last two years, the Company suffered from a deterioration in the quality of its loan portfolio. Traditional banking net charge-offs to average loans outstanding was 0.34% at December 31, 2009 as compared to 0.26% at December 31, 2008 and 0.10% at December 31, 2007. Non-performing loans to total loans outstanding were 1.90% at December 31, 2009 as compared to 0.58% at December 31, 2008 and 0.40% at December 31, 2007. Delinquent loans to total loans outstanding were 1.98% at December 31, 2009 as compared to 1.07% at December 31, 2008 and 0.69% at December 31, 2007. Despite the various measures implemented by Republic to address the current economic situation, there may be further deterioration in the Company’s loan portfolio which will require additional charge-offs. Additional charge-offs will adversely affect the Company’s operating results and financial condition.

The Company owns five investment securities which the Company believes have an elevated level of credit risk and are extremely illiquid. Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. The Company owned and continues to own five private label mortgage backed and other private label mortgage-related securities with a gross amortized cost of $8.1 million at December 31, 2009. These securities are not guaranteed by government agencies. Approximately $2.2 million of these securities are mostly backed by “Alternative A” first lien mortgage loans. The remaining $5.9 million represents an asset backed security with an insurance “wrap” or guarantee. The average life of these securities is currently estimated to be approximately two years. Due to current market conditions, all of these assets are extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with FASB ASC topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for these investments.

During 2009, the Company recorded total non cash other-than-temporary impairment charges of $5.8 million related to its private label mortgage backed securities and other private label mortgage-related securities. In determining these securities were other-than-temporarily impaired, the Company analyzed its ability to collect future principal and interest payments from the security in accordance with its original terms. The Company recorded additional impairment charges, as the Company’s model indicated further credit deterioration of the underlying loans. In other words, the Company modeled future anticipated cash flows, projecting a shortfall, or loss of contractual principal and interest.

Further deterioration in economic conditions and/or new or additional downgrades from applicable rating agencies could cause the Company to record additional impairment charges up to $8.1 million in the future. See additional discussion regarding these impairment charges under Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

•        Recession,

•        A rise in unemployment,

•        Tightening money supply,

•        International disorder and instability in domestic and foreign financial markets,

•        FRB rate changes, and

•        Competition.

The Company’s asset-liability management strategy, which is designed to mitigate risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on results of operations and financial condition. Overall, interest rates generally have decreased in fiscal years 2009 and 2008. When interest rates begin to rise again, our interest income could rise at a slower pace than our interest expense and the fair value of our assets could decline at a faster pace than the fluctuation in the fair value of our interest bearing liabilities. These circumstances would cause a decline in the Company’s net interest income and a reduction in the economic value of our shareholders’ equity.

Mortgage Banking activities could be adversely impacted by increasing long-term interest rates. The Company is unable to predict changes in market interest rates. Changes in interest rates can impact the gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of Mortgage Banking income. A decline in interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand. Generally, if demand increases, Mortgage Banking income will be positively impacted by more gains on sale; however, the valuation of existing mortgage servicing rights will decrease and may result in a significant impairment. Moreover, a decline in demand for Mortgage Banking products could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts. See additional discussion about this product under Part II Item 8 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 6 “Mortgage Banking Activities” and Footnote 22 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

The market price for the Company’s common stock may be volatile. The market price of the Company’s common stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of the Company’s common stock has in the past fluctuated significantly and is likely to continue to fluctuate significantly. Some of the factors that may cause the price of our common stock to fluctuate include:

•                  Variations in the Company’s and its competitors’ operating results;

•                  Changes in securities analysts’ estimates of the Company’s future performance and the future performance of our competitors;

•                  Announcements by the Company or its competitors of mergers, acquisitions and strategic partnerships;

•                  Additions or departure of key personnel;

•                  The announced exiting of or significant reductions in material lines of business within the Company;

•                  Changes or proposed changes in banking laws or regulations or enforcement of these laws and regulations

•                  Events affecting other companies that the market deems comparable to the Company;

•                  Developments relating to regulatory examinations

•                  General conditions in the financial markets and real estate markets;

•                  General conditions in the U.S.;

•                  The presence or absence of short selling of our common stock; and

•                  Future sales of our common stock or debt securities.

An investment in the Company’s Common Stock is not an insured deposit. The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you could lose some or all of your investment.

The Company’s insiders hold voting rights that give them significant control over matters requiring stockholder approval. The Company’s Chairman, President, and Vice Chairman hold substantial amounts of the Company’s Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes. This group generally votes together on matters presented to stockholders for approval. Consequently, other stockholders’ ability to influence Company actions through their vote may be limited and the non-insider stockholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. The Company cannot assure you that the majority stockholders will vote their shares in accordance with minority stockholder interests.

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

In November 2009, the FRB announced its amendment of Regulation E, which implements the Electronic Funds Transfer Act (“EFTA”). The EFTA prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer affirmatively consents, or opts in, to the overdraft service for those types of transactions. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. The final rules, along with a model opt-in notice, are issued under Regulation E, which implements the EFTA. The final rules require institutions to provide consumers who do not opt in with the same account terms, conditions, and features (including pricing) that they provide to consumers who do opt in. For consumers who do not opt in, the institution would be prohibited from charging overdraft fees for any overdrafts it pays on ATM and one-time debit card transactions.

The Company earns a substantial majority of its fee income related to this program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Company estimates that it earns more than 60% of its fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the year ended December 31, 2009 and 2008 were $12.3 million and $13.6 million. The total net daily overdraft charges included in interest income for the year ended December 31, 2009 and 2008 were $2.3 million and $2.6 million. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would significantly reduce Company earnings.

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

The Company and the Bank are heavily regulated at both the federal and state levels and are subject to various routine and non-routine examinations by federal and state regulators. This regulatory oversight is primarily intended to protect depositors, the Deposit Insurance Fund and the banking system as a whole, not the stockholders of the Company. Changes in policies, regulations and statutes, or the interpretation thereof, could significantly impact the product offerings of Republic causing the Company to terminate or modify its product offerings in a manner that could materially adversely affect the earnings of the Company.

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

Proposed regulatory reform may have a material impact on our operations. On June 17, 2009, President of the U.S. published a comprehensive regulatory reform plan intended to modernize and protect the integrity of the U.S. financial system. The President’s plan contains several elements that would have a direct effect on the Company and the Bank. The reform plan proposes the creation of a new federal agency, the Consumer Financial Protection Agency, which would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on the Company’s operations. However, because the legislation needed to implement the President’s reform plan has not been finalized, and because the final legislation may differ significantly from the reform plan proposed by the President, the Company cannot determine the specific impact of regulatory reform at this time.

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

Higher FDIC Deposit Insurance Premiums and Assessments Could Adversely Affect Our Financial Condition. FDIC insurance premiums have increased substantially in 2009 and the Company may have to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised regular deposit insurance premiums. In May 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than ten basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009. The Company paid $1.4 million related to this special assessment. Additional special assessments may be imposed by the FDIC for future quarters at the same or higher levels.

In addition, the FDIC recently adopted a rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments collected on December 30, 2009 were $11.5 million, all of which was recorded as a prepaid expense as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, the Company would record an expense for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted. These changes may cause the premiums charged by the FDIC to increase and could significantly increase the Company’s non interest expense in 2009 and in future periods. The prepayment of the Company’s FDIC assessments also may temporarily reduce the Company’s liquidity.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. Republic has 35 banking centers located in Kentucky, five banking centers located in Florida, three banking centers in Indiana and one banking center located in Ohio.

The location of Republic’s facilities, their respective approximate square footage and their form of occupancy are as follows:

	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L (1)
601 West Market Street, Louisville	57,000	L (1)
661 South Hurstbourne Parkway, Louisville	42,000	L (1)
9600 Brownsboro Road, Louisville	33,000	L (1)
5250 Dixie Highway, Louisville	5,000	O/L (2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L (2)
9101 U.S. Highway 42, Prospect	3,000	O/L (2)
11330 Main Street, Middletown	6,000	O/L (2)
3902 Taylorsville Road, Louisville	4,000	O/L (2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L (2)
5125 New Cut Road, Louisville	4,000	O/L (2)
4808 Outer Loop, Louisville	4,000	O/L (2)
438 Highway 44 East, Shepherdsville	4,000	O/L (2)
4921 Brownsboro Road, Louisville	2,000	L
3950 Kresge Way, Suite 108, Louisville	1,000	L
3726 Lexington Road, Louisville	4,000	L
2028 West Broadway, Suite 105, Louisville	3,000	L
220 Abraham Flexner Way, Suite 100, Louisville	1,000	L
1420 Poplar Level Road, Louisville	3,000	O
6401 Claymont Crossing, Crestwood	4,000	L

Lexington
3098 Helmsdale Place	5,000	O/L (2)
3608 Walden Drive	4,000	O/L (2)
651 Perimeter Drive	4,000	L
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
8513 U.S. Highway 42, Florence	4,000	L
2051 Centennial Boulevard, Independence	2,000	L

Owensboro
3500 Frederica Street	5,000	O
3332 Villa Point Drive, Suite 101	2,000	L

Bowling Green, 1700 Scottsville Road	5,000	O

Elizabethtown, 1690 Ring Road	6,000	O

Frankfort, 100 Highway 676	3,000	O/L (2)

Georgetown, 430 Connector Road	4,000	O/L (2)

Shelbyville, 1614 Midland Trail	4,000	O/L (2)

(continued)

	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Southern Indiana Banking Centers

4571 Duffy Road, Floyds Knobs	4,000	O/L (2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Florida Banking Centers

9100 Hudson Avenue, Hudson	4,000	O
34650 U.S. Highway 19, Palm Harbor	6,000	L
5043 U.S. Highway 19, New Port Richey	1,000	L
9037 U.S. Highway 19, Port Richey	8,000	O
11502 North 56th Street, Temple Terrace	3,000	L

Ohio Banking Center

9683 Kenwood Road, Blue Ash	3,000	L

Support and Operations

200 South Seventh Street, Louisville, KY	45,000	L (1)
125 South Sixth Street, Louisville, KY	1,000	L
401 East Chestnut, Suite 620, Louisville, KY	500	L

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Republic’s Class A Common Stock is traded on The NASDAQ Global Select Stock Market® (“NASDAQ”) under the symbol “RBCAA.” The following table sets forth the high and low market value of the Class A Common Stock and the dividends declared on Class A Common Stock and Class B Common Stock during 2009 and 2008.

2009
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B

March 31st	$27.20	$14.76	$0.121	$0.110
June 30th	26.47	18.34	0.132	0.120
September 30th	25.53	19.96	0.132	0.120
December 31st	20.60	17.77	0.132	0.120

2008
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B

March 31st	$19.63	$14.55	$0.110	$0.100
June 30th	25.96	17.17	0.121	0.110
September 30th	34.98	23.92	0.121	0.110
December 31st	30.42	19.07	0.121	0.110

At February 16, 2010, the Company’s Class A Common Stock was held by 729 shareholders of record and the Class B Common Stock was held by 131 shareholders of record. There is no established public trading market for the Company’s Class B Common Stock. The Company intends to continue its historical practice of paying quarterly cash dividends; however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and other considerations. The payment of dividends is subject to the regulatory restrictions described in Footnote 15 “Stockholders’ Equity and Regulatory Capital Matters” of Part II Item 8 “Financial Statements and Supplementary Data.”

Republic has made available to its employees participating in its 401(k) plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in broker’s transactions. As of December 31, 2009, the trustee held 174,678 shares of Class A Common Stock and 2,648 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2009 are included in the following table:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
				as Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plan
Period	Shares Purchased		Paid Per Share	or Programs	or Programs

October 1 - October 31	—		$—	—
November 1 - November 30	3,472		18.48	—
December 1 - December 31	7,376		20.18	—
Total	10,848	*	$19.63	—	344,245

* - Represents shares received by the Company in connection with stock option exercises

During 2009, the Company repurchased approximately 35,000 shares and there were approximately 92,000 shares exchanged for stock option exercises. During the fourth quarter of 2009, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2009, the Company had 344,245 shares which could be repurchased under the current share repurchase programs.

During 2009, there were approximately 1,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

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

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the NASDAQ Bank Stocks Index and the Standard & Poor’s (“S&P”) 500 Index. The graph covers the period beginning December 31, 2004 and ending December 31, 2009. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the NASDAQ Bank Stocks Index and the S&P 500 Index on December 31, 2004. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
Republic Bancorp Class A Common Stock	$100.00	$89.05	$111.44	$78.88	$132.68	$102.87
NASDAQ Bank Stocks Index	100.00	97.69	109.64	86.90	63.36	53.09
S&P 500 Index	100.00	104.90	121.43	128.09	80.77	102.08

Republic Bancorp Class A Common Stock
NASDAQ Bank Stocks
S&P 500
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
December 31, 2004
December 31, 2005
December 31, 2006
December 31, 2007
December 31, 2008
December 31, 2009

Item 6.  Selected Financial Data

The following table sets forth Republic Bancorp Inc.’s selected financial data from 2005 through 2009. This information should be read in conjunction with Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 8 “Financial Statements and Supplementary Data.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2009	2008	2007	2006	2005

Income Statement Data:

Total interest income	$212,605	$202,142	$199,097	$176,540	$148,079
Total interest expense	48,742	72,418	104,619	88,242	62,432
Net interest income	163,863	129,724	94,478	88,298	85,647
Provision for loan losses	33,975	16,205	6,820	2,302	340
Total non interest income	57,621	45,960	37,851	31,700	28,869
Total non interest expenses	121,485	107,592	87,315	74,862	68,574
Income from continuing operations before income tax expense	66,024	51,887	38,194	42,834	45,602
Income tax expense from continuing operations	23,893	18,235	13,281	14,718	15,524
Income from continuing operations before discontinued operations, net of income tax expense*	42,131	33,652	24,913	28,116	30,078
Income from discontinued operations, net of income tax expense*	—	—	—	235	4,987
Net income	42,131	33,652	24,913	28,351	35,065

Balance Sheet Data:

Investment securities	$467,235	$904,674	$580,636	$561,772	$512,163
Gross loans	2,268,232	2,303,857	2,397,073	2,298,888	2,070,608
Allowance for loan losses	22,879	14,832	12,735	11,218	11,009
Total assets	3,918,768	3,939,368	3,165,359	3,046,787	2,735,556
Deposits	2,602,481	2,743,369	1,968,812	1,692,722	1,602,565
Securities sold under agreements to repurchase and other short-term borrowings	299,580	339,012	398,296	401,886	292,259
Federal Home Loan Bank advances	637,607	515,234	478,550	646,572	561,133
Subordinated note	41,240	41,240	41,240	41,240	41,240
Total stockholders’ equity	316,020	275,922	248,860	237,348	213,574

Per Share Data:

Earnings per share from continuing operations:
Basic earnings per Class A Common Stock	$2.04	$1.65	$1.22	$1.38	$1.46
Basic earnings per Class B Common Stock	1.99	1.60	1.18	1.35	1.43
Diluted earnings per Class A Common Stock	2.02	1.62	1.20	1.35	1.40
Diluted earnings per Class B Common Stock	1.98	1.58	1.16	1.32	1.37

Earnings per share from discontinued operations:*
Basic earnings per Class A Common Stock	—	—	—	0.01	0.24
Basic earnings per Class B Common Stock	—	—	—	—	0.24
Diluted earnings per Class A Common Stock	—	—	—	—	0.23
Diluted earnings per Class B Common Stock	—	—	—	—	0.23

Earnings per share:
Basic earnings per Class A Common Stock	2.04	1.65	1.22	1.39	1.70
Basic earnings per Class B Common Stock	1.99	1.60	1.18	1.35	1.67
Diluted earnings per Class A Common Stock	2.02	1.62	1.20	1.35	1.63
Diluted earnings per Class B Common Stock	1.98	1.58	1.16	1.32	1.60

(continued)

Item 6.  Selected Financial Data (continued)

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2009	2008	2007	2006	2005

Per Share Data: (continued)

Market value per share at December 31,	$20.60	$27.20	$16.53	$23.90	$19.46
Book value per share at December 31,	15.19	13.38	12.26	11.53	10.47
Cash dividends declared per Class A Common Stock	0.517	0.473	0.424	0.363	0.306
Cash dividends declared per Class B Common Stock	0.470	0.430	0.386	0.330	0.278

Performance Ratios:

Return on average assets (ROA) from continuing operations	1.23%	1.04%	0.81%	0.98%	1.15%
Return on average assets (ROA)	1.23%	1.04%	0.81%	0.99%	1.33%
Return on average equity (ROE) from continuing operations	13.77%	12.58%	10.25%	12.46%	14.24%
Return on average equity (ROE)	13.77%	12.58%	10.25%	12.56%	16.56%
Efficiency ratio from continuing operations**	53%	61%	66%	63%	60%
Yield on average interest-earning assets	6.54%	6.54%	6.69%	6.43%	5.91%
Cost of average interest-bearing liabilities	1.82%	2.78%	4.12%	3.81%	2.97%
Net interest spread	4.72%	3.76%	2.57%	2.62%	2.94%
Net interest margin	5.04%	4.20%	3.17%	3.22%	3.42%

Asset Quality Ratios:

Non-performing loans to total loans	1.90%	0.58%	0.40%	0.28%	0.29%
Non-performing assets to total loans (including OREO)	2.11%	0.83%	0.43%	0.30%	0.31%
Allowance for loan losses to total loans	1.01%	0.64%	0.53%	0.49%	0.53%
Allowance for loan losses to non-performing loans	53%	110%	132%	175%	183%
Net loan charge offs to average loans from continuing operations - Total Company	1.09%	0.60%	0.22%	0.10%	0.15%
Net loan charge offs to average loans from continuing operations - Traditional Banking	0.34%	0.26%	0.10%	0.06%	0.04%
Delinquent loans to total loans	1.98%	1.07%	0.69%	0.49%	0.35%

Capital Ratios:

Average stockholders’ equity to average total assets	8.95%	8.28%	7.86%	7.91%	8.10%
Tier 1 leverage capital	10.52%	8.80%	8.75%	8.92%	9.47%
Tier 1 capital	17.25%	14.72%	13.29%	13.73%	14.41%
Total risk based capital	18.37%	15.43%	13.90%	14.30%	15.03%
Dividend payout ratio	25%	29%	35%	26%	18%

Other Information:

End of period full time equivalent employees	735	724	727	698	678
Number of banking centers	44	45	40	38	35

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

•                  further developments in the Company’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provisions to the allowance for loans losses;

•                  deteriorating credit quality, including changes in the interest rate environment and reducing interest margins;

•                  the overall adequacy of the allowance for loans losses;

•                  future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;

•                  the future regulatory viability of the Tax Refund Solutions (“TRS”) business operating segment;

•                  anticipated future funding sources for TRS;

•                  potential impairment of investment securities;

•                  the future value of mortgage servicing rights;

•                  the impact of new accounting pronouncements;

•                  legal and regulatory matters including results and consequences of regulatory actions and examinations;

•                  future capital expenditures;

•                  the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations; and

•                  inflation, interest rate, market and monetary fluctuations and the Bank’s ability to maintain current deposit and loan levels at current interest rates.

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

Republic believes its critical accounting policies and estimates relate to:

•                  Banking segment allowance for loan losses

•                  Mortgage servicing rights

•                  Income tax accounting

•                  Goodwill and other intangible assets

•                  Impairment of investment securities

•                  TRS provision for loan losses

•                  TRS rebate accruals

Banking Segment Allowance for Loan Losses — Republic maintains an allowance for probable incurred credit losses inherent in the Company’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the allowance for the loan losses on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis. Management estimates the allowance required using historical and recent loan loss experience, evaluation of the nature and size of the portfolio, borrower capacity, estimated collateral values, economic conditions, regulatory requirements and guidance and various other factors. While management estimates the allowance for loan losses, in part, based on current year and historical losses within each loan category, estimates for losses within the commercial and commercial real estate portfolios are more dependent upon ongoing credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that may be charged off. Loan losses are charged against the allowance at the point in time management deems a loan uncollectible.

Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type. Non-accrual loans and loans that are past due 90 days or more and that are not specifically classified are uniformly assigned a risk weighted percentage based on the historical loss percentage of the loan type. Management evaluates the remaining loan portfolio by reviewing the historical and recent loss rate for each respective loan type, assigning risk multiples to certain categories to account for qualitative factors including current economic conditions. The average five-year, two-year and current year loss rates are reviewed in the analysis, as well as comparisons to peer group loss rates. Specialized loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types. As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio.

Based on management’s calculation, an allowance of $23 million, or 1.01%, of total loans was an adequate estimate of probable incurred losses within the loan portfolio as of December 31, 2009. This estimate resulted in banking segment provision for loan losses on the income statement of $15.9 million during 2009. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the allowance for loan losses and the resulting effect on the income statement could be material.

Mortgage Servicing Rights — Mortgage servicing rights (“MSRs”) represent an estimate of the present value of future cash servicing income, net of estimated costs that Republic expects to receive on loans sold with servicing retained by the Company. MSRs are capitalized as separate assets when loans are sold and servicing is retained. This transaction is posted to net gain on sale of loans, a component of Mortgage Banking income in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Company. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted based on the weighted average remaining life. The amortization is recorded as a reduction to Mortgage Banking income. The MSR asset, net of amortization, recorded at December 31, 2009 was $8 million.

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

Income Tax Accounting — Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at December 31, 2009.

Goodwill and Other Intangible Assets — Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected September 30th as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

At a minimum, management is required to assess goodwill and other intangible assets annually for impairment. This assessment involves estimating cash flows for future periods, preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the future cash flows are materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value. Based on its assessment, the Company believes its goodwill of $10 million and other identifiable intangibles of $196,000 were not impaired and are properly recorded in the consolidated financial statements as of December 31, 2009.

Impairment of Investment Securities — Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for other-than-temporary impairment (“OTTI”) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, the Company evaluates a number of factors including, but not limited to:

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

See additional discussion regarding impairment charges that the Company recorded during 2008 and 2009 under Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

TRS Provision for Loan Losses — Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the Internal Revenue Service (“IRS”) not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process. While the RAL application form is completed by the taxpayer in the tax-preparer’s office, the credit approval criteria is established by TRS and the underwriting decision is made by TRS. TRS reviews and evaluates all tax returns to determine the likelihood of IRS payment. If any attribute of the tax return appears to fall outside of predetermined parameters, TRS will not originate the RAL.

As of December 31, 2009, the Company incurred $23.1 million in gross RAL charge offs compared to $15.3 million (includes $6.4 million of securitized RALs) at December 31, 2008 for RALs originated during 2008 and 2009, representing 0.93% and 0.86% of total RALs originated during the respective tax years by the Company. Historically at TRS, net credit losses within a given calendar year, which includes recoveries of prior year charge offs, have ranged from a low of 0.04% to a high of 1.17% of total RALs originated (including retained and securitized RALs). During 2009, the Company incurred $18.1 million in net credit losses associated with RALs retained on balance sheet by the Company. Included as a reduction to the 2009 TRS provision for loan losses was $2.4 million representing a limited preparer-provided guarantee for RAL product performance.

TRS Rebate Accruals — During 2009, the Company made rebate payments to third party technology and service providers within its TRS segment. These rebates are reflected in the financial statements as a reduction to RAL and ERC fees. All rebate payments to individual technology and service providers are based on the product volume funded by the IRS through that provider, with various rebate tiers at different volume levels. In addition, rebate payments made to the service providers are significantly influenced by RAL losses. While the rebates paid to the Company’s technology providers are typically paid throughout the year, the rebate payments paid to the third party service providers are generally paid in one lump sum payment on or near June 30th of each year.

Accounting for the Company’s rebates payable requires extensive management’s judgment since the substantial majority of these liabilities are established in the first quarter of each year and accounted for based on cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future IRS payments, including assumptions regarding credit losses and final product volume tiers.

The Company paid $36.1 million in total rebates during the year ended December 31, 2009 compared to $28.9 million during the same period in 2008. While total TRS gross product revenue increased 33% during the year ended December 31, 2009 compared to 2008, rebate payments increased 25% for the same period. The overall increase in rebates was less than the increase in total gross revenue during 2009 primarily due to larger payments made through a fixed fee component of the JH contract, in lieu of rebates. This fixed fee component is classified in non interest expense on the income statement.

RECENT DEVELOPMENTS

Trust Preferred Offering

Despite having capital ratios significantly above those necessary to be categorized as “well-capitalized” under regulatory guidelines, the Company announced on December 9, 2009, it was considering a plan to raise up to $20 million in capital by offering the trust preferred securities of a wholly-owned statutory trust (the “Trust Preferred Securities”). Subsequent to year-end, the Company made the decision not to proceed forward with the offering in the near-term.

OVERVIEW

Table 1 — Summary

Year Ended December 31, (dollars in thousands, except per share data)	2009	2008	2007

Net income	$42,131	$33,652	$24,913
Diluted earnings per Class A Common Stock	2.02	1.62	1.20
Return on average assets (ROA)	1.23%	1.04%	0.81%
Return on average equity (ROE)	13.77%	12.58%	10.25%

Net income for the year ended December 31, 2009 was $42.1 million, representing an increase of $8.5 million, or 25%, compared to the same period in 2008. Diluted earnings per Class A Common Share increased 25% from $1.62 for the year ended December 31, 2008 to $2.02 for the same period in 2009.

General highlights by segment for the year ended December 31, 2009 consisted of the following:

Traditional Banking

•                  Net income decreased $3.1 million, or 17%, for the year ended December 31, 2009 compared to the same period in 2008. An increase in non interest income was offset by increases in provision for loan losses and non interest expenses as well as a slight decrease in net interest income.

•                  Net interest income decreased only $841,000, or 1%, for the year ended December 31, 2009 compared to the same period in 2008.

•                  Provision for loan losses was $15.9 million for the year ended December 31, 2009 compared to $8.2 million for the same period in 2008.

•                  Non interest income increased $9.2 million, or 81%, for the year ended December 31, 2009 compared to the same period in 2008.

•                  Total non interest expense increased $6.7 million for the year ended December 31, 2009 compared to the same period in 2008.

•                  Total non-performing loans to total loans increased to 1.90% at December 31, 2009, from 0.58% at December 31, 2008, as the total balance of non-performing loans increased by nearly $30 million for the same period.

Tax Refund Solutions (“TRS”)

•                  The Company obtained $921 million in brokered deposits during the fourth quarter of 2009 to be used as funding for expected Refund Anticipation Loan (“RAL”) volume during the first quarter 2010 tax season. Absent the brokered deposits in both periods, total assets would have declined slightly during the year. As of December 31, 2009, Republic was the largest Kentucky-based bank holding company.

•                  The weighted average cost of the brokered deposits obtained during the fourth quarter of 2009 for the first quarter 2010 tax season was 0.51% with a final maturity of three months. During their time outstanding before the RAL season began, the Company utilized the cash from these brokered deposits to pay off lower interest rate overnight advances from the Federal Home Loan Bank (“FHLB”) with the excess invested in cash-like instruments to guarantee its availability for the first quarter 2010 tax season. As a result, the Company earned a negative spread on these funds for a portion of the fourth quarter of 2009.

•                  Net income increased $6.7 million, or 51%, for the year ended December 31, 2009 compared to the same period in 2008 primarily due to the overall growth in volume offset by higher RAL losses as a percent of total originations. The total dollar volume of tax refunds processed during the 2009 tax season increased $2.8 billion, or 56%, over the 2008 tax season. Total RAL dollar volume increased from $1.8 billion during the 2008 tax season to $2.5 billion during the 2009 tax season. The increase in revenue associated with the overall increase in volume was partially offset by higher RAL losses and the increase in non interest expenses.

•                  In addition to the increased RAL volume, ERC dollar volume increased approximately 42% for the year ended December 31, 2009.

•                  Net interest income increased $34.5 million, or 190%, for the year ended December 31, 2009 compared to the same period in 2008.

•                  Non interest income decreased $5.3 million, or 17%, for the year ended December 31, 2009 compared to the same period in 2008.

•                  As a result of the increase in volume, the higher current overall RAL delinquency rate and the change in funding strategy for TRS from the prior year, the TRS segment’s provision for loan losses increased from $8.1 million during the year ended December 31, 2008 to $18.1 million during the same period in 2009.

•                  For the year ended December 31, 2009, total non interest expenses within the TRS segment increased $6.4 million, or 30%, compared to the same period in 2008. The overall increase was consistent with management expectations and related primarily to the overall growth in the program.

Mortgage Banking

•                  Within the Mortgage Banking segment, Mortgage Banking income increased $7.5 million, or 212%, for the year ended December 31, 2009 compared to the same period in 2008. The Company sold $556 million in fixed rate loans into the secondary market during 2009 compared to $235 million during 2008.

General highlights by segment for the year ended December 31, 2008 consisted of the following:

Traditional Banking

•                  Net income decreased $2.6 million, or 12%, for the year ended December 31, 2008 compared to the same period in 2007. An increase in net interest income was offset by increases in provision for loan losses and non interest expenses, as well as a decline in non interest income related to OTTI losses on the Company’s private label security portfolio.

•                  Net interest income increased $23.9 million, or 27%, for the year ended December 31, 2008 compared to the same period in 2007.

•                  Provision for loan losses was $8.2 million for the year ended December 31, 2008 compared to $3.9 million for the same period in 2007.

•                  Non interest income declined $16.4 for the year ended December 31, 2008 compared to the same period in 2007, as the Company recorded $16.3 million in net impairment loss during 2008 related to its private label mortgage backed and other private label mortgage-related securities.

•                  Total non interest expense increased $6.5 million, or 8%, for the year ended December 31, 2008 compared to the same period in 2007.

•                  Republic opened six banking centers in 2008.

Tax Refund Solutions (“TRS”)

•                  Republic obtained $918 million in brokered deposits during the fourth quarter of 2008 to be used as funding for expected RAL volume during the first quarter 2009 tax season. At December 31, 2007, Republic held considerably less brokered deposits, as the Company’s first quarter 2008 RAL funding strategy consisted of the utilization of a securitization structure, which was not economically feasible for the first quarter 2009 tax season due to excessive costs brought about by the turmoil in the financial markets. Absent the brokered deposits, total assets would have declined slightly during the year, as disciplined pricing measures combined with large maturities and soft demand during the year for the Company’s adjustable rate loan products caused a decline in real estate loan balances. As of December 31, 2008, Republic was the largest Kentucky-based bank holding company.

•                  The weighted average cost of the brokered deposits obtained during the fourth quarter of 2008 for the first quarter 2009 tax season was 2.71% with a final maturity of three months. During their time outstanding before the RAL season began, the Company utilized the cash from these brokered deposits to pay off lower interest rate overnight advances from the FHLB with the excess invested in cash-like instruments to guarantee its availability for the first quarter 2009 tax season. As a result, the Company earned a negative spread of over 2% on these funds for a substantial part of the fourth quarter of 2008.

•                  Net income increased $10.4 million for the year ended December 31, 2008 compared to the same period in 2007. The substantial growth at TRS primarily resulted from successful sales efforts to independent tax-preparers and the previously disclosed Jackson Hewitt contracts signed in the latter half of 2007. These new contract opportunities became available to Republic when a large competitor announced its exit of the business in early 2007.

•                  Provision for loan losses was $8.1 million and $2.9 million for the years ended December 31, 2008 and 2007. The increase in losses associated with RALs retained on balance sheet was primarily due to the increased RAL volume detailed above.

•                  Total non interest expenses increased $13.6 million during 2008 compared to 2007. The increase was driven by the significant anticipated growth in the program as discussed throughout.

RESULTS OF OPERATIONS

Tax Refund Solutions (“TRS”)

On December 31, 2009 the Company announced that it has plans to meet with the FDIC, at the FDIC’s request, in February to discuss the future viability of the RAL business at RB&T. This meeting was originally scheduled to occur by the end of February 2010, however, at the FDIC’s request the meeting date was postponed to March 2010. If the FDIC demands RB&T to exit the RAL business, and RB&T is unable to continue this business line, it would have a material adverse effect on the Company’s net income in the future.

In September 2009, the Company announced a new pricing model that will reduce the fees the Bank charges consumers for RALs beginning with the first quarter 2010 tax season. With respect to new contracts entered into for the first quarter 2010 tax season, TRS will not share revenue with third parties in connection with the delivery of tax refund products associated with in-person tax preparation services. The new pricing model, in combination with the additional business generated from the Jackson Hewitt and Liberty agreements signed in December 2009, is more likely than not to have a material positive impact on the Company’s net income and diluted earnings per share during the first quarter of 2010. This positive impact will be somewhat offset by a strategic reduction in the Company’s independent tax-preparer base.

Discussion of 2009 vs. 2008

Net interest income within the TRS segment increased $34.5 million, or 190%, for 2009 compared to 2008. The increase in net interest income within the TRS segment was due to a 39% growth in the dollar volume of RALs originated combined with the change in funding strategy for TRS from the prior year. During the 2009 tax season, all $57.0 million in net RAL fee income was included in interest income on loans, while only $19.7 million in net RAL fee income during the 2008 tax season was included in interest income on loans with $21.6 million in net RAL fees recorded as a component of net RAL securitization income.

Within the TRS segment during 2009 (primarily the first quarter), the Company processed 39% more in dollars of RALs compared to the same period in 2008. The TRS segment’s provision for loan losses increased from $8.1 million during the year ended December 31, 2008 (with $7.5 million related to the first quarter of 2008) to $18.1 million during the year ended December 31, 2009 (with $22.0 million related to the first quarter of 2009). Included as a reduction to the 2009 TRS provision for loan losses was $2.4 million representing a limited preparer-provided guarantee for RAL product performance. Substantially all of this credit was recorded during the first quarter of 2009. Not included in the 2008 net provision for loan losses was $6.4 million for losses associated with securitized RALs which were recorded as a reduction to Net RAL securitization income because these losses represented a decrease in the net present value of the future estimated cash flows of the residual interest. The increase in losses associated with RALs during 2009 was primarily due to the increased overall volume coupled with higher estimated RAL losses as a percent of total originations related to an increase in the amount of refunds held by the IRS for reasons such as errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company.

At March 31st of each year the Company reserves for its estimated RAL losses for the year based on current year and historical funding patterns and based on information received from the IRS on current year payment processing. The Company charges off substantially all outstanding RALs by June 30th each year with subsequent collections recorded as recoveries. As of December 31, 2009, $18.1 million of charged-off RALs originated during 2009 were charged off compared to $15.3 million (includes $6.4 million of securitized RALs) at December 31, 2008 for RALs originated during 2008, representing 0.93% and 0.86% of total gross RALs originated during the respective tax years by the Company.

TRS non interest income decreased $5.3 million, or 170%, for the year ended December 31, 2009 compared to the same period in 2008. Approximately $12.8 million of the net change in non interest income was due to the change in the Company’s funding strategy for the tax business during the first quarter 2009 tax season. The securitization utilized during 2008 had the effect of reclassifying the fee income earned, interest expense paid for securitized RALs and provision expense for securitized RALs into “Net RAL securitization income,” which is a component of non interest income. During 2009, these items were classified in interest income on loans, interest expense on deposits and provision for loan losses, respectively. The Company recognized net RAL securitization income of $13.3 million (with $12.6 million associated with the first quarter) and sold $1.1 billion RALs into the securitization during 2008.

Net ERC fees increased $7.5 million, or 42%, for the year ended December 31, 2009 compared to the same period in 2008 attributable to the overall increase in volume at TRS during the tax season. The increase in ERC fees was consistent with the growth in the overall tax program, which resulted from additional business obtained through the Company’s Jackson Hewitt relationship and through the Company’s independent tax-preparer customer base.

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process. While the RAL application form is completed by the taxpayer in the tax-preparer’s office, the credit approval criteria is established by TRS and the underwriting decision is made by TRS. TRS reviews and evaluates all tax returns to determine the likelihood of IRS payment. If any attribute of the tax return appears to fall outside of predetermined parameters, TRS will not originate the RAL.

Subsequent to the first quarter of 2009, the results of operations for the TRS business operating segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated provision for loan losses, as estimated results became final. However, as was the case in 2008 and 2009, the fourth quarter may be significantly impacted by the funding strategy for the upcoming tax season. As detailed in the section titled “TRS Funding — First Quarter 2010 Tax Season” above under Item. 1 “Business,” the TRS business operating segment incurred a fourth quarter net loss of $1.4 million with approximately $173,000 attributable to the negative spread the segment earned on brokered deposits obtained for the upcoming first quarter 2010 tax season. For the fourth quarter of 2008, the TRS segment reported a net loss of $3.0 million with approximately $2.2 million attributable to the negative spread the segment earned on brokered deposits obtained for the upcoming first quarter 2009 tax season. The improvement from the fourth quarter of 2008 was due to the more favorable interest rate environment during the fourth quarter of 2009.

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

Prior to 2009, the Company implemented a RAL securitization to provide an alternative liquidity vehicle to brokered deposits. Approximately $1.1 billion, $350 million and $213 million in RALs were sold through the securitization during the first quarters of 2008, 2007 and 2006, respectively. The Company used brokered deposits and overnight borrowing lines to fund the remaining RALs that were retained on balance sheet.

During 2008, TRS earned $19.7 million in net RAL fee income, compared to $6.0 million for the same period in 2007. TRS also earned $17.8 million in net ERC/ERD revenue during 2008 compared to $4.2 million for the same period in 2007. Net RAL securitization income totaled $13.3 million for 2008 compared to $3.8 million for 2007. All of these increases were attributed to an increase in volume detailed in the preceding paragraphs.

TRS recorded $8.1 million and $2.9 million for net estimated losses associated with RALs retained on balance sheet during 2008 and 2007. The increase in estimated losses associated with RALs was primarily due to the increased volume offset by lower confirmed fraud and a decline in the amount of refunds held by the IRS for reasons such as errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company.

As mentioned above, total tax refund volume for 2008 increased 269% over 2007. Overall segment net income increased $10.4 million, or 366%, compared to the prior year. The higher net income related to the increase in volume discussed above, as well as lower RAL losses, lower confirmed fraud losses and a decline in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts offset by the increase in non interest expenses.

Table 2 — Net RAL Securitization Income

Detail of Net RAL securitization income follows:

Year Ended December 31, (in thousands)	2009	2008	2007

Net gain on sale of RALs	$—	$8,307	$2,261
Increase in securitization residual	514	5,040	1,511
Net RAL securitization income	$514	$13,347	$3,772

For additional discussion regarding TRS, see the following sections:

•                  Part I Item 1 “Business”

•                  Part I Item 1A “Risk Factors”

•                  Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•                  “Critical Accounting Policies and Estimates”

•                  “Recent Developments”

•                  “Overview”

•                  “Results of Operations”

•                  “Financial Condition”

•                  Part II Item 8 “Financial Statements and Supplementary Data:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 3 “Loans and Allowance for Loan Losses”

•                  Footnote 4 “Securitization”

•                  Footnote 22 “Segment Information”

Net Interest Income

The largest source of Republic’s revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits, securities sold under agreements to repurchase and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Discussion of 2009 vs. 2008

Total Company net interest income increased $34.1 million, or 26%, for the year ended December 31, 2009 compared to the same period in 2008. The total Company net interest margin increased 84 basis points to 5.04% for the same period. The overall reduction in the Company’s cost of funds is illustrated in Table 4 “Volume/Rate Variance Analysis.” The most significant components comprising the total Company increase in net interest income were as follows:

Traditional Banking segment

Net interest income decreased $841,000, or 1%, for 2009 compared to 2008. The traditional Bank’s net interest margin for the year ended December 31, 2009 declined 17 basis points compared to 2008, to 3.79%. From 2007 through early 2009, net interest income within the Traditional Banking segment benefitted from low short-term interest rates in combination with a “steep” yield curve and an increase in average-earning assets. The month-to-month improvement in this benefit when comparing to the same month in the previous year, however, began to decrease in late 2008, as the Company could no longer lower the rate on many of its interest-bearing liabilities, while it’s higher yielding interest-earning assets continued to paydown and reprice lower. A significant cause of the decline in the yield on interest-earning assets was the large amount of excess cash the Bank had on hand during 2009 earning a maximum of 0.25% at the Federal Reserve Bank (“FRB”). In addition, on the liability side of the balance sheet, the Bank extended maturities on $185 million of its Federal Home Loan Bank (“FHLB”) advances during the first and second quarters of 2009 in order to mitigate its risk position from a future rise in short-term interest rates. The weighted average cost of these advances went from 0.25% on an overnight basis to 2.99% after their maturities were extended.

As a result of the factors above, the comparison of the net interest income each month to same month in the prior year became negative during the second quarter of 2009. While the Bank was able to offset this monthly decline somewhat during the third quarter of 2009, this negative trend continued to a larger extent in the fourth quarter of 2009. To reduce the negative impact of its declining net interest margin during 2009, the Bank chose to lower its offering rates for new and renewing certificates of deposits, and in particular, to those clients who only held only certificates of deposit at the Bank. As a result of this strategy, the Bank was able to reduce much of its excess, low-yielding cash balances on hand during the year, as well as further reduce its cost of interest-bearing liabilities.

Within its interest-earning assets, in order to take advantage of the steep yield curve, the Bank initiated two separate programs in 2009 to retain pools of 15-year fixed rate residential real estate loans, which the Company has traditionally sold into the secondary market. The Bank initiated these programs to offset the reduction in its traditional loan portfolio, which resulted from a tightening of the Bank’s credit standards and a shift in consumer demand to fixed rate secondary market loan products. These retained pools reached approximately $95 million in outstanding balances at December 31, 2009. The Bank funded these loans with an equal amount of fixed rate advances from the FHLB with an average life of approximately five years. The overall yield on these loans was approximately 4.70% with an overall funding cost associated with the corresponding FHLB advances of 2.90%.

The Company continues to experience paydowns in its loan and investment portfolios. These paydowns have caused, and will continue to cause, compression in Republic’s net interest income and net interest margin, as the cash received from these paydowns is reinvested at lower yields. Additionally, because the Federal Funds Target rate (“FFTR”) (the index which many of the Company’s short-term deposit rates track) has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the Federal Open Markets Committee (“FOMC”) of the FRB are possible, exacerbating the compression to the Company’s net interest income and net interest margin caused by its repricing loans and investments. The Company is unable to precisely determine the ultimate negative impact to the Company’s net interest spread and margin in the future because several factors remain unknown at this time, such as future demand for financial products and the overall future need for liquidity, among many other factors.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see Table 28 “Interest Rate Sensitivity for 2009” in this section of the document.

TRS segment

Net interest income within the TRS segment increased $34.5 million, or 190%, for the year ended December 31, 2009 compared to the same period in 2008. The increase in net interest income within the TRS segment was due to a 39% growth in the dollar volume of RALs originated combined with the change in funding strategy for TRS from the prior year. During the 2009 tax season, all $57.0 million in net RAL fee income was included in interest income on loans, while only $19.7 million in net RAL fee income during the 2008 tax season was included in interest income on loans with $21.6 million in net RAL fees recorded as a component of net RAL securitization income.

For additional discussion regarding TRS, see the following sections:

•    Part I Item 1 “Business”

•    Part I Item 1A “Risk Factors”

•    Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•    “Critical Accounting Policies and Estimates”

•    “Recent Developments”

•    “Overview”

•    “Results of Operations”

•    “Financial Condition”

•    Part II Item 8 “Financial Statements and Supplementary Data:”

•    Footnote 1 “Summary of Significant Accounting Policies”

•    Footnote 3 “Loans and Allowance for Loan Losses”

•    Footnote 4 “Securitization”

•    Footnote 22 “Segment Information”

Discussion of 2008 vs. 2007

Traditional Banking segment

For 2008, net interest income was $111.2 million, an increase of $23.9 million, or 27%, over the same period in 2007. The Company experienced an increase in net interest income within the traditional Banking segment primarily related to a significant reduction in the Company’s cost of funds resulting from declining short-term interest rates in combination with a “steepening” of the yield curve.

From September 2007 through the end of 2007, the FOMC lowered the FFTR by 100 basis points ending 2007 at 4.25%. During the first and second quarters of 2008, the FOMC dropped the FFTR another 200 basis points and 25 basis points, respectively. There were no FFTR changes during the third quarter of 2008. During October of 2008, the FOMC lowered the FFTR two additional times for a total of 100 basis points. In December of 2008, the FFTR was lowered once again to end the year at an unprecedented target range between 0.00% and 0.25%. Because the Bank’s interest-bearing liabilities are more sensitive to interest rate movements than its interest-earning assets, the decreases in the FFTR significantly benefited the Bank’s net interest income and net interest margin during and subsequent to 2008.

TRS segment

Net interest income within the TRS segment increased $11.3 million, or 168%, for 2008 compared to 2007. The increase in net interest income within the TRS segment was due to a 212% growth in the dollar volume of RALs originated.

Table 3 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for 2009, 2008 and 2007. Table 4 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 3 — Average Balance Sheets and Interest Rates for Years Ended December 31,

	2009			2008			2007
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities(1)	$535,164	$19,535	3.65%	$627,808	$30,145	4.80%	$607,406	$31,636	5.21%
Tax exempt investment securities(1)(4)	1,832	23	1.90%	1,818	57	4.82%	1,783	103	8.89%
Federal funds sold and other interest-earning deposits	341,126	1,024	0.30%	92,978	1,375	1.48%	7,437	416	5.59%
Loans and fees(2)(3)	2,372,008	192,023	8.10%	2,369,691	170,565	7.20%	2,359,617	166,942	7.07%

Total interest-earning assets	3,250,130	212,605	6.54%	3,092,295	202,142	6.54%	2,976,243	199,097	6.69%

Less: Allowance for loan losses	22,005			15,556			11,885

Non interest-earning assets:
Non interest-earning cash and cash equivalents	99,461			74,036			54,936
Premises and equipment, net	40,990			40,969			37,052
Other assets(1)	47,149			40,691			35,587
Total assets	$3,415,725			$3,232,435			$3,091,933

LIABILITIES AND STOCK-HOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$253,433	$245	0.10%	$230,144	$775	0.34%	$222,501	$1,597	0.72%
Money market accounts	581,220	3,172	0.55%	594,272	10,538	1.77%	597,832	24,539	4.10%
Time deposits	389,635	10,319	2.65%	448,548	17,179	3.83%	476,906	21,262	4.46%
Brokered deposits	459,989	8,151	1.77%	326,316	11,989	3.67%	144,144	7,304	5.07%

Total deposits	1,684,277	21,887	1.30%	1,599,280	40,481	2.53%	1,441,383	54,702	3.80%

Securities sold under agreements to repurchase and other short-term borrowings	323,688	1,063	0.33%	375,676	6,200	1.65%	433,809	19,079	4.40%
Federal Home Loan Bank advances	630,294	23,277	3.69%	588,381	23,215	3.95%	623,050	28,323	4.55%
Subordinated note	41,240	2,515	6.10%	41,240	2,522	6.12%	41,240	2,515	6.10%

Total interest-bearing liabilities	2,679,499	48,742	1.82%	2,604,577	72,418	2.78%	2,539,482	104,619	4.12%

Non interest-bearing liabilities and Stockholders’ equity:
Non interest-bearing deposits	381,665			321,308			281,926
Other liabilities	48,697			38,972			27,558
Stockholders’ equity	305,864			267,578			242,967
Total liabilities and stock-holders’ equity	$3,415,725			$3,232,435			$3,091,933

Net interest income		$163,863			$129,724			$94,478

Net interest spread			4.72%			3.76%			2.57%

Net interest margin			5.04%			4.20%			3.17%

(1)                               For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC topic 320 “Investments — Debt and Equity Securities” is included as a component of other assets.

(2)                               The amount of loan fee income included in total interest income was $60.7 million, $24.4 million and $10.3 million for the years ended December 31, 2009, 2008 and 2007.

(3)                               Average balances for loans include the principal balance of non-accrual loans and loans held for sale.

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

Table 4 — Volume/Rate Variance Analysis

		Year Ended December 31, 2009			Year Ended December 31, 2008
		Compared to			Compared to
		Year Ended December 31, 2008			Year Ended December 31, 2007
	Total Net	Increase / (Decrease) Due to		Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income:

Taxable investment securities	$(10,610)	$(4,042)	$(6,568)	$(1,491)	$1,038	$(2,529)
Tax exempt investment securities	(34)	—	(34)	(46)	2	(48)
Federal funds sold and other interest-earning deposits	(351)	1,417	(1,768)	959	1,477	(518)
Loans and fees	21,458	41,062	(19,604)	3,623	1,548	2,075

Net change in interest income	10,463	38,437	(27,974)	3,045	4,065	(1,020)

Interest expense:

Transaction accounts	(530)	71	(601)	(822)	53	(875)
Money market accounts	(7,366)	(227)	(7,139)	(14,001)	(145)	(13,856)
Time deposits	(6,860)	(2,048)	(4,812)	(4,083)	(1,211)	(2,872)
Brokered deposits	(3,838)	3,788	(7,626)	4,685	7,147	(2,462)
Securities sold under agreements to repurchase and other short-term borrowings	(5,137)	(757)	(4,380)	(12,879)	(2,275)	(10,604)
Federal Home Loan Bank advances	62	1,598	(1,536)	(5,108)	(1,514)	(3,594)
Subordinated note	(7)	—	(7)	7	—	7

Net change in interest expense	(23,676)	2,425	(26,101)	(32,201)	2,055	(34,256)

Net change in net interest income	$34,139	$36,012	$(1,873)	$35,246	$2,010	$33,236

Provision for Loan Losses

The Company recorded a provision for loan losses of $34.0 million for the year ended December 31, 2009, compared to $16.2 million for the same period in 2008. See the section titled “Allowance for Loan Losses and Provision for Loan Losses” for additional discussion regarding the provision for loan losses.

Non Interest Income

Table 5 — Analysis of Non Interest Income

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2009	2008	2007	2009/2008	2008/2007

Service charges on deposit accounts	$19,156	$19,404	$18,577	-1%	4%
Electronic refund check fees	25,289	17,756	4,189	42%	324%
Net RAL securitization income	514	13,347	3,772	-96%	254%
Mortgage Banking income	11,021	3,536	2,973	212%	19%
Debit card interchange fee income	5,114	4,776	4,387	7%	9%
Net gain on sales and calls of investment securities	—	1,917	8	-100%	NM
Net impairment loss on investment securities	(5,822)	(16,281)	—	-64%	NM
Insurance settlement gain	—	—	1,877	0%	-100%
Other	2,349	1,505	2,068	56%	-27%

Total non interest income	$57,621	$45,960	$37,851	25%	21%

Discussion of 2009 vs. 2008

Non interest income increased $11.7 million, or 25%, for 2009 compared to 2008. The most significant components comprising the total Company increase in non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $9.2 million, or 81%, for 2009 compared to 2008, primarily because the net impairment loss on investment securities recorded during 2009 was less than the net loss recorded during 2008. The Company recognized a net impairment loss on investment securities of $5.8 million during 2009 compared to $16.3 million during the same period in 2008. The majority of the net impairment loss recognized in 2009 and 2008 related to non cash OTTI charges associated with the Company’s private label mortgage backed securities and other private label mortgage-related securities and the Company’s. See Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion.

TRS segment

TRS non interest income decreased $5.3 million, or 17%, during 2009 compared to 2008. Approximately $12.8 million of the net change in non interest income was due to the change in the Company’s funding strategy for the tax business during the first quarter 2009 tax season. The securitization utilized during 2008 had the effect of reclassifying the fee income earned, interest expense paid for securitized RALs and provision expense for securitized RALS into “Net RAL securitization income,” which is a component of non interest income. During 2009, these items were classified in interest income on loans, interest expense on deposits and provision for loan losses, respectively, as all RALs were retained on balance sheet. The Company recognized net RAL securitization income of $13.3 million and sold $1.1 billion of RALs into the securitization during 2008, with $12.6 million associated with the first quarter of 2008.

See the section titled “Tax Refund Solutions” and Table 2, “Net RAL Securitization Income” for additional discussion regarding the 2008 TRS RAL securitization.

Net ERC fees increased $7.5 million, or 42%, for 2009 compared to 2008 attributable to the overall increase in volume at TRS during the tax season. The increase in ERC fees was consistent with the growth in the overall tax program, which resulted from additional business obtained through the Company’s Jackson Hewitt relationship and through the Company’s independent tax-preparer customer base.

For additional discussion regarding TRS, see the following sections:

•                  Part I Item 1 “Business”

•                  Part I Item 1A “Risk Factors”

•                  Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•                  “Critical Accounting Policies and Estimates”

•                  “Recent Developments”

•                  “Overview”

•                  “Results of Operations”

•                  “Financial Condition”

•                  Part II Item 8 “Financial Statements and Supplementary Data:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 3 “Loans and Allowance for Loan Losses”

•                  Footnote 4 “Securitization”

•                  Footnote 22 “Segment Information”

Mortgage Banking segment

Within the Mortgage Banking segment, Mortgage Banking income increased $7.5 million, or 212%, during 2009 compared to 2008. The majority of this increase was in the “gain on sale of loan” category, as historically low long-term interest rates during the first half of 2009 caused an increase in demand for 15 and 30-year fixed rate loans, which the Company primarily sold into the secondary market. The Company sold $556 million in fixed rate loans into the secondary market during 2009 compared to $235 million during 2008.

Due to the significant reduction in long-term interest rates during December of 2008, the fair value of the MSR portfolio declined as prepayment speed assumptions were adjusted upwards resulting in an impairment charge of $1.3 million for the fourth quarter and year ended December 31, 2008. During the first quarter of 2009, prepayment speed assumptions stabilized to levels similar to those assumed in the third quarter of 2008 and the Company reversed $1.1 million from the valuation allowance. During the second quarter of 2009, the Company reversed the remaining impairment charge of $122,000. There were no impairment charges recorded prior to the fourth quarter of 2008 and no MSR valuation allowance existed at December 31, 2009.

As of December 31, 2009, the Company had $5 million in loans held for sale with $29 million in fixed rate loan commitments to its customers and $32 million in mandatory forward sales contracts primarily to Freddie Mac. At December 31, 2008, the Company had $11 million in loans held for sale with $67 million in fixed rate loan commitments to its customers and $44 million in mandatory forward sales contracts primarily to Freddie Mac.

Discussion of 2008 vs. 2007

Traditional Banking segment

Service charges on deposit accounts increased $827,000, or 4%, during 2008 compared to 2007. The increase was primarily due to growth in the Company’s checking account base in conjunction with growth in the Bank’s “Overdraft Honor” program, which permits selected customers to overdraft their accounts up to a predetermined dollar amount (up to a maximum of $1,000) for the Bank’s customary overdraft fee. The Company also increased its overdraft fee by 3% in March of 2008. Included in service charges on deposits are net per item overdraft/NSF fees of $13.6 million and $13.7 million for 2008 and 2007, respectively.

Debit card interchange fee income increased $389,000, or 9%, during 2008 compared to 2007 consistent with the overall growth in customer transaction volume, attributed primarily to a customer rewards program for debit card usage. The increase in debit card interchange income was substantially offset by a $139,000, or 6%, increase in debit card processing expenses.

The Company recognized a net impairment loss on investment securities of $16.3 million during 2008, primarily as a result of various OTTI charges recorded for five private label mortgage backed and other private label mortgage-related investment securities, as well as the Company’s Freddie Mac preferred stock investment. The OTTI charges the Company recorded during 2008 were partially offset by $1.5 million in security gains recorded during the fourth quarter of 2008 resulting from the sale of $81 million of U.S. Government agency and mortgage backed securities. The Company elected to sell these investments because management believed that these securities would experience substantial paydowns in the near-term resulting from a significant decline in mortgage rates. See additional discussion under Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

TRS segment

ERC fees and Net RAL securitization income increased $13.6 million and $9.6 million, respectively, for 2008 compared to 2007. The increase was attributable to the overall increase in volume at TRS in combination with a lower estimated loss rate on underlying securitized RALs.

Mortgage Banking segment

Mortgage Banking income increased $563,000 during 2008 compared to 2007. The rise in Mortgage Banking income was primarily due to an increase in net gain on sale of loans, which resulted from a increase in the volume of loans sold in combination with an increase in the value of the servicing component assigned by the Company for loans sold “servicing retained” during the period.

Due to the significant reduction in long-term interest rates during the last part of 2008, the fair value of the MSR portfolio declined dramatically as prepayment speed assumptions were adjusted upwards. At December 31, 2008, management determined that the MSR portfolio was impaired and recorded a valuation allowance of $1.3 million. There were no impairment charges recorded in 2007. In addition, during 2008, the Company charged higher closing costs to its clients for fixed rate secondary market products and recognized a $372,000 gain related to the adoption of SAB 109 “Written Loan Commitments Recorded at Fair Value Through Earnings” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which were subsequently incorporated into FASB ASC topic 825.

Non Interest Expenses

Table 6 — Analysis of Non Interest Expenses

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2009	2008	2007	2009/2008	2008/2007

Salaries and employee benefits	$51,173	$52,118	$44,162	-2%	18%
Occupancy and equipment, net	22,370	19,760	17,904	13%	10%
Communication and transportation	5,354	4,672	3,785	15%	23%
Marketing and development	13,146	9,208	3,287	43%	180%
FDIC insurance expense	4,993	1,152	264	333%	336%
Bank franchise tax expense	2,643	2,598	2,552	2%	2%
Data processing	3,017	2,771	2,675	9%	4%
Debit card processing expense	3,096	2,402	2,263	29%	6%
Supplies	2,398	1,649	1,749	45%	-6%
Other real estate owned expense	2,253	238	103	847%	131%
Other	11,042	11,024	8,571	0%	29%

Total non interest expenses	$121,485	$107,592	$87,315	13%	23%

Discussion of 2009 vs. 2008

Non interest expenses increased $13.9 million, or 13%, during 2009 compared to 2008. Approximately $6.4 million of the increase related to TRS and was driven by the significant year-over-year growth in the program. Within the Company’s other operating segments, non interest expenses increased $7.5 million for the year. The most significant components comprising the increase in non interest expense were as follows:

Traditional Banking segment

Occupancy and equipment increased $1.6 million during 2009 primarily due to growth in the Company’s infrastructure and banking center network, as well as increased leasing costs and service agreements for the Company’s technology and operating systems. In addition, during 2009, the Company recorded a pre-tax charge in occupancy and equipment of approximately $300,000 associated with remaining scheduled lease payments and acceleration of depreciation of fixed assets for one banking center that was closed and one card-based line of business that was exited.

FDIC insurance expense increased $3.3 million during 2009 to $4.4 million. The increase related primarily to higher recurring premium assessments, as well as a $1.4 million special assessment from the FDIC related to the second quarter of 2009. The FDIC implemented the special assessment to all banks nationally in order to replenish the Deposit Insurance Fund.

Other real estate owned (“OREO”) expense increased $2.0 million during 2009 primarily due to write downs related to two properties held in Florida. One of the properties was sold during the second quarter of 2009.

TRS segment

Occupancy and equipment expense increased $980,000 during 2009 primarily due to higher leased and rented equipment and facility rent expense, as the Company continued to expand its infrastructure to accommodate the increased volume of the business.

Marketing and development expense increased $4.0 million during the year due to expenses associated with the Program and Technology Agreements related to the Jackson Hewitt relationship. The increase in 2009 was the result of additional transaction volume in conjunction with the amended agreements signed during the fourth quarter of 2008.

Communication and transportation expense increased $750,000 during the year consistent with the overall growth in the program.

FDIC insurance expense increased $550,000 during the year related primarily to higher premium assessments on brokered certificates of deposits acquired by the Company to fund the first quarter 2009 tax business.

For additional discussion regarding TRS, see the following sections:

•            Part I Item 1 “Business”

•            Part I Item 1A “Risk Factors”

•            Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•            “Critical Accounting Policies and Estimates”

•            “Recent Developments”

•            “Overview”

•            “Results of Operations”

•            “Financial Condition”

•            Part II Item 8 “Financial Statements and Supplementary Data:”

•            Footnote 1 “Summary of Significant Accounting Policies”

•            Footnote 3 “Loans and Allowance for Loan Losses”

•            Footnote 4 “Securitization”

•            Footnote 22 “Segment Information”

Discussion of 2008 vs. 2007

Total non interest expense increased $20.2 million, or 23%, during 2008 compared to 2007. Approximately $13.6 million of the increase related to TRS and was driven by the significant year-over-year growth in the program and infrastructure. Within the Company’s traditional Banking segment, non interest expenses increased $6.6 million, or 8% for 2008 compared to 2007.

Traditional Banking segment

Salaries and employee benefits increased $3.8 million during 2008 compared to 2007 due primarily to an increase in staffing associated with new banking center openings and higher costs associated with the Company’s health insurance.

Occupancy and equipment increased $836,000 during 2008 compared to 2007 primarily due to growth in the Company’s infrastructure and banking center network, as well as increased leasing costs and service agreements for the Company’s technology and operating systems.

Other expense increased $2.0 million related to increases for FDIC insurance expense, contribution expenses, routine audit and professional fees, reimbursement of foreign automatic teller machine fees for the Company’s “BreakFree” and “Ultimate” checking account clients and correspondent banking fees.

TRS segment

Salaries and employee benefits increased $4.2 million during 2008 compared to 2007 consistent with annual merit increases, increased staffing, including seasonal contract labor staffing, and increased incentive compensation accruals.

Occupancy and equipment expense increased $1.0 million during 2008 primarily due to higher leased and rented equipment and facility rent expense, as the Company expanded its infrastructure to accommodate the anticipated increase in volume.

Marketing and development expense increased $6.1 million during 2008 compared to 2007 due to expenses associated with the Program and Technology Agreements related to the Jackson Hewitt relationship.

Communication and transportation expense increased $500,000 during 2008 compared to 2007 consistent with the overall growth in the program.

Other expenses increased $1.8 million primarily due to expenses such as routine professional fees, fraud detection and identification verification and correspondent banking relationships. Included in professional fees was the annual review of the RAL underwriting by a third party consultant and routine annual audits of tax preparation offices nationwide.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $1.1 billion in cash and cash equivalents at December 31, 2009 compared to $616 million at December 31, 2008. During the fourth quarter of 2009, the Company accumulated cash via brokered certificates of deposits totaling $921 million in preparation for the first quarter 2010 tax season. During the fourth quarter of 2008, the Company obtained cash via $918 million in brokered certificates of deposits to be utilized to fund the first quarter 2009 RAL program. This excess cash was primarily invested in short-term discount notes in 2008, while during 2009, the Company elected to hold the cash at the FRB.

At December 31, 2009, the Traditional Banking segment continued to have a significant sum of cash on hand from maturing securities and portfolio loans, which were refinanced into the secondary market. This cash held at the FRB earned a maximum of 0.25% in a variable interest rate account. The Company maintained this cash at the FRB for interest rate risk mitigation and because other investment alternatives were considered less attractive when considering the current economic environment and the Company’s overall interest rate risk position.

Investment Securities

Table 7 — Investment Securities Portfolio

December 31, (in thousands)	2009	2008	2007

Securities available for sale (fair value)

U.S. Treasury securities and U.S. Government agencies	$48,082	$458,840	$160,275
Freddie Mac preferred stock	—	—	1,541
Private label mortgage backed and other private label mortgage-related securities	5,901	14,678	32,475
Mortgage backed securities	238,154	308,235	320,073
Collateralized mortgage obligations	124,174	72,156	14,386
Total securities available for sale	416,311	853,909	528,750

Securities to be held to maturity (carrying value)

U.S. Treasury securities and U.S. Government agencies	9,187	4,670	4,672
Obligations of states and political subdivisions	384	384	383
Mortgage backed securities	2,748	3,527	4,448
Collateralized mortgage obligations	38,605	42,184	42,383
Total securities to be held to maturity	50,924	50,765	51,886

Total investment securities	$467,235	$904,674	$580,636

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

U.S. Treasury and U.S. Government agency obligations decreased $406 million at December 31, 2009 compared to December 31, 2008. During the fourth quarters of 2009 and 2008, the Company obtained $921 million and $918 million, respectively, in brokered certificates of deposits to be utilized to fund the first quarter 2010 and 2009 tax seasons. During the fourth quarter of 2008, the Company invested a larger portion of the funds obtained from the brokered certificates of deposits into short-term agency discount notes and callable securities which were called during the first quarter. During the fourth quarter of 2009, the Company held a larger portion of the funds obtained from the brokered certificates of deposits at the FRB as mentioned above.

For discussion of the Company’s private label mortgage backed and mortgage related securities, see “Critical Accounting Policies and Estimates” in this section of the document and Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

Detail of the Company’s mortgage backed investment securities follows:

Table 8 — Mortgage Backed Investment Securities

December 31, 2009 (in thousands)	Fair Value

Private label mortgage backed and other private label mortgage-related of securities	$5,901
Mortgage backed securities	241,009
Collateralized mortgage obligations	162,755
Total mortgage backed securities	$409,665

For discussion of the Company’s private label mortgage backed and mortgage related securities, see “Critical Accounting Policies and Estimates” in this section of the document and Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

In addition, the Company holds agency structured notes in the investment portfolio which consist of step up bonds. A step up bond pays an initial coupon rate for the first period, and then a higher coupon rate for the following periods. These investments are predominantly classified as available for sale. The amortized cost and fair value of the structured note portfolio is as follows:

Table 9 — Structured Notes

December 31, (in thousands)	2009	2008

Amortized cost	$15,002	$45,000
Fair value	15,022	45,027

During 2009, Republic purchased $616 million in available for sale investment securities and had maturities and calls of $1.2 billion. Substantially all of the investment securities purchased were agency discount notes, which the Company utilized primarily for collateral purposes. The weighted average yield on these discount notes was 0.08% with an average term of 8 days. Substantially all of the cash received from the maturities and calls of the investment securities that was not reinvested into discount notes was utilized to pay down advances from the FHLB.

Table 10 — Securities Available for Sale

			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2009 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$48,000	$48,082	0.88%	0.07
Total U.S. Treasury securites and U.S. Government agencies(1)	48,000	48,082	0.88%	0.07
Total private label mortgage backed and other private label mortgage-related securities	8,085	5,901	13.56%	1.50
Total mortgage backed securities	227,792	238,154	4.90%	4.42
Total collateralized mortgage obligations(2)	123,536	124,174	1.55%	4.60
Total securities available for sale	$407,413	$416,311	3.86%	3.58

Table 11 — Securities to be Held to Maturity

			Weighted	Average
	Carrying	Fair	Average	Maturity in
December 31, 2009 (dollars in thousands)	Value	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less (1)	$8,693	$8,783	1.36%	0.16
Due from one year to five years	494	494	3.48%	1.44
Total U.S. Treasury securities and U.S. Government agencies:	9,187	9,277	2.31%	0.49
Obligations of states and political subdivisions:
Due from one year to five years	384	422	6.00%	3.50
Total mortgage backed securities	2,748	2,855	4.65%	9.95
Total collateralized mortgage obligations (2)	38,605	38,581	1.65%	8.96
Total securities to be held to maturity	$50,924	$51,135	1.96%	7.44

(1) — Includes securities with maturities extended beyond one year that are expected to be called during 2010.

(2) — The average maturity is calculated based on contractual maturity.

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, within the Traditional Banking segment decreased by $44 million during 2009 to $2.2 billion at December 31, 2009. The Company continued to experience a decline in most loan categories during 2009 due to several factors, including the current economic environment, stricter underwriting guidelines, decreasing borrower demand and higher pricing requirements for portfolio level loans. The Company currently expects to maintain these pricing and underwriting strategies until it sees improvement in these economic conditions. In addition, the Company experienced more borrowers opting for its long-term fixed rate secondary market loan over its portfolio adjustable rate mortgage products during 2009 due to the historically low fixed rate environment. As a result, the Company refinanced a portion of its residential portfolio into fixed rate loans which were sold into the secondary market. This shift in demand for fixed rate residential real estate loans also contributed significantly to the overall decline in the Company’s loan portfolio during 2009.

In order to partially offset the decline in its loan portfolio and to take advantage of the current steepness in the yield curve, the Company initiated a program to retain 15-year fixed rate residential real estate loans on its balance sheet during 2009. The Company funded these loans through long-term, fixed rate advances from the FHLB for interest rate risk mitigation. By retaining these loans, the Company elected to forego the immediate gain on sale of approximately $2 million that it typically recognized on these transactions within the Mortgage Banking segment, and in the alternative, will recognize future net interest income. As of December 31, 2009, the Company had retained approximately $95 million in 15-year fixed rate loans with a weighted average yield of 4.70%. Management currently expects to retain up to $100 million of 15-year fixed rate loans under the current program, with a further evaluation of continuing the program when the $100 million level is reached. The Company anticipates a continued decline in its loan balances throughout 2010, whether it elects to retain or sell its 15-year fixed rate loans in the future.

At December 31, 2009, commercial real estate loans comprised 28% of the total gross loan portfolio and were concentrated primarily within the Bank’s existing markets. These loans are principally secured by multi-family investment properties, single family residential developments, medical facilities, small business owner occupied offices, retail properties, hotels and other commercial real estate. These loans typically have interest rates that are initially fixed for one to ten years with the remainder of the loan term subject to repricing based on various market indices. In order to reduce the negative effect of refinance activity within the portfolio during a declining interest rate environment, the Company requires an early termination penalty on substantially all commercial real estate loans for a portion of the fixed term period. The Bank’s underwriting standards typically include personal guarantees on most commercial real estate loans. Overall, commercial real estate loans decreased $18 million, or 3%, from December 31, 2008.

The table below illustrates Republic’s loan portfolio composition for the past five years:

Table 12 — Loan Portfolio Composition

December 31, (in thousands)	2009	2008	2007	2006	2005

Residential real estate	$1,097,311	$1,095,540	$1,168,591	$1,173,813	$1,056,175
Commercial real estate	641,451	653,048	658,987	652,773	575,922
Real estate construction	83,090	99,395	163,700	105,318	84,850
Commercial	104,274	111,604	90,741	66,559	46,562
Consumer	21,651	28,056	33,310	40,408	34,677
Overdrafts	2,006	2,796	1,238	1,377	852
Discontinued operations	—	—	—	—	5,779
Home equity	318,449	313,418	280,506	258,640	265,895

Total gross loans	$2,268,232	$2,303,857	$2,397,073	$2,298,888	$2,070,712

The table below illustrates Republic’s maturities and repricing frequency for the loan portfolio:

Table 13 — Selected Loan Distribution

			Over One
		One Year	Through	Over
December 31, 2009 (in thousands)	Total	Or Less	Five Years	Five Years

Fixed rate maturities:

Real estate:
Residential	$449,957	$116,428	$152,553	$180,976
Commercial	157,307	54,098	79,368	23,841
Construction	23,611	18,575	1,793	3,243
Commercial	42,670	10,865	26,954	4,851
Consumer, including overdrafts	13,138	6,976	2,699	3,463
Home equity	1,502	55	—	1,447
Total fixed	$688,185	$206,997	$263,367	$217,821

Variable rate repricing:

Real estate:
Residential	$647,354	$512,701	$133,801	$852
Commercial	484,144	357,446	126,138	560
Construction	59,479	59,230	249	—
Commercial	61,604	61,604	—	—
Consumer, including overdrafts	10,519	10,519	—	—
Home equity	316,947	316,947	—	—
Total variable	$1,580,047	$1,318,447	$260,188	$1,412

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses as a percent of total loans increased to 1.01% at December 31, 2009 compared to 0.64% at December 31, 2008. In general, the increase in the allowance for loan losses as a percentage of total loans was primarily attributable to additional reserves recorded based on the increase in past due, non-performing and classified loans. The Company believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2009.

For additional discussion regarding Republic’s methodology for determining the adequacy of the allowance for loan losses, see the section titled “Critical Accounting Policies and Estimates” in this section of the document.

Discussion of provision for loan losses — 2009 vs. 2008

The Company recorded a provision for loan losses of $34.0 million for the year ended December 31, 2009, compared to $16.2 million for the same period in 2008. The significant components comprising the increase in the provision for loan losses were as follows:

Traditional Banking segment

The provision for loan losses within the Traditional Banking segment was $15.9 million for the year ended December 31, 2009, compared to $8.2 million during the same period in 2008. The increase in the Traditional Banking segment provision for loan losses was attributable to additional reserves recorded based on the increase in past due loan balances, non-performing loan balances and classified loans. Additionally, the Company increased reserves based on recognition of qualitative factors such as the current economic environment. See section titled “Asset Quality” for additional discussion of the Company’s delinquent and non-performing loans.

TRS segment

Within the TRS segment during 2009 (primarily the first quarter), the Company processed 39% more in dollars of RALs compared to the same period in 2008. The TRS segment’s provision for loan losses increased from $8.1 million during the year ended December 31, 2008 (with $7.5 million related to the first quarter of 2008) to $18.1 million during the year ended December 31, 2009 (with $22.0 million related to the first quarter of 2009). Included as a reduction to the 2009 TRS provision for loan losses was $2.4 million representing a limited preparer-provided guarantee for RAL product performance. Substantially all of this credit was recorded during the first quarter of 2009. Not included in the 2008 net provision for loan losses was $6.4 million for losses associated with securitized RALs which were recorded as a reduction to Net RAL securitization income because these losses represented a decrease in the net present value of the future estimated cash flows of the residual interest. The increase in losses associated with RALs during 2009 was primarily due to the increased overall volume coupled with higher estimated RAL losses as a percent of total originations related to an increase in the amount of refunds held by the IRS for reasons such as errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company.

As of December 31, 2009, $23.1 million of RALs originated during 2009 were charged off compared to $15.3 million (includes $6.4 million of securitized RALs) at December 31, 2008 for RALs originated during 2008, representing 0.93% and 0.86% of total gross RALs originated during the respective tax years by the Company.

For additional discussion regarding TRS, see the following sections:

•                  Part I Item 1 “Business”

•                  Part I Item 1A “Risk Factors”

•                  Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•                  “Critical Accounting Policies and Estimates”

•                  “Recent Developments”

•                  “Overview”

•                  “Results of Operations”

•                  “Financial Condition”

•                  Part II Item 8 “Financial Statements and Supplementary Data:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 3 “Loans and Allowance for Loan Losses”

•                  Footnote 4 “Securitization”

•                  Footnote 22 “Segment Information”

Discussion of provision for loan losses — 2008 vs. 2007

The Company recorded a provision for loan losses of $16.2 million for the year ended December 31, 2008, compared to $6.8 million for the same period in 2007.

Traditional Banking segment

The Banking segment provision for loan losses was $8.2 million for the year ended December 31, 2008 compared to $3.9 million for the same period in 2007. In general, the increase in the allowance for loan losses was primarily attributable to reserves required for the increase in classified, delinquent and non-performing loans and a $968,000 adjustment recorded in the second quarter of 2008 related to several qualitative factors within the allowance calculation due to the generally deteriorating real estate market conditions. Approximately $2.8 million of the increase was related to one land development loan in Florida placed on non-accrual status during the first quarter of 2008.

TRS segment

Included in the provision for loan losses for 2008 and 2007 was $8.1 million and $2.9 million for net losses associated with RALs retained on balance sheet. The increase in losses associated with RALs was primarily due to the increased volume offset by lower confirmed fraud and a decline in the amount of refunds held by the IRS for reasons such as audits and liens from prior debts.

Table 14 — Summary of Loan Loss Experience

Year Ended December 31, (dollars in thousands)	2009	2008	2007	2006	2005
Allowance for loan losses at beginning of year	$14,832	$12,735	$11,218	$11,009	$13,554

Addition resulting from acquisition of GulfStream	—	—	—	387	—

Charge offs:
Real Estate:
Residential	(2,439)	(1,356)	(553)	(601)	(448)
Commercial	(956)	(257)	(493)	(270)	(162)
Construction	(1,196)	(2,970)	(158)	(72)	(84)
Commercial	(372)	(98)	(132)	(215)	—
Consumer	(1,784)	(1,752)	(1,531)	(1,117)	(697)
Home Equity	(1,915)	(507)	(397)	(264)	(91)
Tax Refund Solutions	(31,180)	(9,206)	(4,246)	(1,358)	(2,213)
Discontinued operations	—	—	—	(409)	(212)
Total	(39,842)	(16,146)	(7,510)	(4,306)	(3,907)
Recoveries:
Real Estate:
Residential	84	153	102	138	176
Commercial	120	215	213	65	87
Construction	102	—	1	86	34
Commercial	16	34	59	13	32
Consumer	479	432	446	425	289
Home Equity	23	48	37	49	35
Tax Refund Solutions	13,090	1,156	1,349	1,323	1,257
Discontinued operations	—	—	—	82	14
Total	13,914	2,038	2,207	2,181	1,924

Net loan charge offs	(25,928)	(14,108)	(5,303)	(2,125)	(1,983)
Provision for loan losses from continuing operations	33,975	16,205	6,820	2,302	340
Provision for loan losses from discontinued operations	—	—	—	(355)	(902)
Allowance for loan losses at end of year	$22,879	$14,832	$12,735	$11,218	$11,009

Ratios:
Allowance for loan losses to total loans	1.01%	0.64%	0.53%	0.49%	0.53%
Allowance for loan losses to non-performing loans	53%	110%	132%	175%	183%
Allowance for loan losses to non-performing assets	48%	77%	122%	162%	170%
Net loan charge offs to average loans outstanding - Total Company	1.09%	0.60%	0.22%	0.10%	0.15%
Net loan charge offs to average loans outstanding - Traditional Banking Segment	0.34%	0.26%	0.10%	0.06%	0.04%

The table below depicts management’s allocation of the allowance for loan losses by loan type. The allowance allocation is based on management’s assessment of economic conditions, historical loss experience, loan volume, past due and non-accrual loans and other factors. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance or future allowance allocation.

Table 15 — Management’s Allocation of the Allowance for Loan Losses

	2009		2008		2007		2006		2005
December 31, (dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans

Residential real estate	$4,949	48%	$2,562	47%	$1,762	49%	$1,555	51%	$1,275	51%
Commercial real estate	9,149	28%	6,554	29%	6,316	27%	5,724	28%	5,492	28%
Real estate construction	2,464	4%	1,508	4%	1,012	7%	910	5%	916	4%
Commercial	1,473	5%	1,086	5%	931	4%	498	3%	460	2%
Consumer	1,056	1%	479	1%	378	1%	378	2%	761	2%
Home equity	1,823	14%	678	14%	371	12%	188	11%	186	13%
Unallocated	1,965	—	1,965	—	1,965	—	1,965	—	1,919	—
Total	$22,879	100%	$14,832	100%	$12,735	100%	$11,218	100%	$11,009	100%

The following table sets forth the Company’s classified assets in accordance with its classification system at the dates indicated:

Table 16 — Classified Assets

December 31, (in thousands)	2009	2008	2007

Loss	$—	$—	$—
Doubtful	—	—	—
Substandard	30,333	9,705	10,740
Special mention	57,036	43,614	26,292

Total	$87,369	$53,319	$37,032

Asset Quality

The Company maintains a “watch list” of commercial and commercial real estate loans and reviews those loans on a regular basis. Generally, assets are designated as “watch list” loans to ensure more frequent monitoring. Watch list loans are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is generally downgraded and placed on non-accrual status.

Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions. The average five year, two year and current year loss rates are reviewed in the analysis, as well as comparisons to peer group loss rates. Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type. In addition, historical loss rates for non-accrual loans and loans that are past due 90 days or more and that are not specifically classified are analyzed and applied based on respective balances and loan types.

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

Consumer loans are reviewed periodically and generally charged off when the loans reach 120 days past due or at any earlier point the loan is deemed uncollectible. RALs undergo a review in March and those delinquent RALs deemed uncollectible are charged off against the allowance for loan losses. All remaining RALs are charged off at June 30th each year. Collections subsequent to June 30th each year are recorded as recoveries.

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans 90 days or more past due and still accruing. The non-performing loan category includes impaired loans totaling approximately $18 million.

Non-performing loans to total loans increased to 1.90% at December 31, 2009, from 0.58% at December 31, 2008, as the total balance of non-performing loans increased by $29 million for the period. The following table details the Company’s non-performing assets and select non-performing loan ratios:

Table 17 — Non-performing Loans and Non-performing Assets

December 31, (dollars in thousands)	2009	2008	2007	2006	2005

Loans on non-accrual status	$43,136	$11,324	$8,303	$5,980	$5,725
Loans past due 90 days or more and still on accrual	8	2,133	1,318	413	295

Total non-performing loans	43,144	13,457	9,621	6,393	6,020
Other real estate owned	4,772	5,737	795	547	452
Total non-performing assets	$47,916	$19,194	$10,416	$6,940	$6,472

Non-performing loans to total loans	1.90%	0.58%	0.40%	0.28%	0.29%
Non-performing assets to total loans (including OREO)	2.11%	0.83%	0.43%	0.30%	0.31%

(1)

Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans.

The increase in non-performing loans was spread primarily among the real estate construction, commercial real estate and residential real estate categories and is attributable to the current economic conditions, specifically the high unemployment rate and decline in the commercial real estate market. Approximately $15 million of Republic’s total non-performing loans are in the residential real estate category with the underlying collateral located in the Company’s primary market area of Kentucky. The Company does not consider any of these loans to be “sub prime”. Residential real estate values in Kentucky have generally performed significantly better than the national average, and as a result, losses from these loans have been minimal in relation to the size of the Company’s residential real estate portfolio despite the significant rise in delinquencies. The following table details the Company’s non-performing loan composition:

The composition of non-performing loans follows:

Table 18 — Non-performing Loan Composition

December 31, (in thousands)	2009	2008	2007	2006	2005

Residential real estate	$14,832	$7,147	$6,644	$3,804	$3,219
Commercial real estate	16,850	2,665	1,750	2,092	1,700
Real estate construction	9,500	2,749	882	233	644
Commercial	647	243	113	66	166
Consumer	71	86	109	62	129
Home equity	1,244	567	123	136	162

Total non-performing loans	$43,144	$13,457	$9,621	$6,393	$6,020

Approximately $26 million of the increase in total non-performing loans at December 31, 2009 related to commercial real estate and real estate construction loans that were newly classified as non-performing during 2009. These loans had allocated loan loss reserves of $2.9 million or 11.56% of their balances as of December 31, 2009 and were secured primarily by commercial properties. In addition to the primary collateral, the Company also obtained in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences. Based on the Company’s on-going internal loan review, which includes recent collateral appraisals and updated borrower and guarantor financial analysis, management believes its overall collateral position in relation to these $26 million in newly classified loans is strong as of December 31, 2009. As a result, the allowance to non-performing loan ratio was 53% and 110% at December 31, 2009 and 2008.

Of the remaining $13 million increase non-performing loans as of December 31, 2009, the Company had allocated loan loss reserves of $2.7 million, or 19.13% of their balances. Based on the Company’s review of the large individual non-performing commercial credits, as well as its migration analysis for its single 1-4 family residential real estate non-performing portfolio, management believes that its reserves as of December 31, 2009, are adequate to absorb probable losses on these loans.

Approximately $9 million in relationships classified as non-performing at December 31, 2008, were removed from the non-performing loan classification during 2009. Approximately $1.3 million or 15%, of these loans were removed from the non-performing category because they were charged-off. Approximately $3.4 million in loan balances were transferred to other real estate owned (“OREO”), while the remaining $4.1 million was refinanced at other financial institutions and to a lesser extent returned to accrual status. See additional discussion at Part I Item 1A “Risk Factors.”

Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $3.4 million, $705,000 and $592,000 in 2009, 2008 and 2007.

The following table details the activity of the Company’s non-performing loans for the year ended December 31, 2009.

Table 19 — Rollforward of 2009 Non-performing Loan Activity

(in thousands)	2009

Non-performing loans at January 1, 2009	$13,457
Loans added to non-performing status	39,280
Loans removed from non-performing status	(8,814)
Principal paydowns	(779)

Non-performing loans at December 31, 2009	$43,144

Delinquent Loans

As detailed in the table below, at December 31, 2009 the heaviest concentration of past due loans was in the real estate construction category which was primarily comprised of five land development relationships. As a result of the increase in delinquency rates and non-performing loans, the Company adjusted its estimated loss percentages within its loan loss allowance calculation by loan composition to give greater consideration to the current economic conditions. Despite the deterioration in credit quality measures, the annualized net charge-off ratio within the Traditional Banking segment remained relatively low at 0.34%. Current year charge-off levels have remained relatively low as compared to our delinquency and non-performing rates due to the Company’s emphasis on collections and proactive management.

Table 20 — Past Due Loans to Total Loans by Loan Type (1)

December 31,	2009	2008	2007	2006	2005

Residential real estate	2.06%	1.07%	0.68%	0.42%	0.36%
Commercial real estate	2.19%	0.68%	0.52%	0.64%	0.17%
Real estate construction	4.91%	5.22%	1.36%	0.58%	0.76%
Commercial	0.43%	0.45%	0.28%	0.49%	0.78%
Consumer	2.17%	1.96%	2.72%	1.49%	1.58%
Home equity	0.99%	0.73%	0.60%	0.25%	0.30%

Total portfolio	1.98%	1.07%	0.69%	0.49%	0.35%

(1) — Represents total loans over 30 days past due divided by total loans.

OREO

OREO decreased $965,000 at December 31, 2009 compared to December 31, 2008. Approximately $4 million of the net decline relates to the Company’s largest OREO property that was sold during the second quarter of 2009. The Company recorded an additional write-down of $372,000 related to this property during the first quarter of 2009. Also, during the first quarter of 2009, the Company transferred $2 million from fixed assets to OREO, as management modified its intent to develop a banking center on land acquired during the GulfStream Community Bank purchase in October of 2006. The Company recorded an OREO write-down of $1.3 million related to this property during the first quarter of 2009.

Impaired Loans

Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected.

Impaired loans totaled $49 million at December 31, 2009 compared to $12 million at December 31, 2008. The increase in impaired loans is related to 22 commercial credit relationships totaling $26 million which were newly classified as impaired in 2009 and had allocated loan loss reserves of $3.1 million as of December 31, 2009. Additionally, due to economic pressures impacting borrowers’ ability to meet their current mortgage payments, the Company modified $11 million of residential mortgage loans in 2009 which were accounted for as troubled debt restructurings (“TDR”). Troubled debt restructurings were not significant in 2008.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. TDRs are not reported as non-performing loans, unless the restructured loans are more than 90 days delinquent or on non-accrual.

Deposits

Total deposits decreased $141 million from December 31, 2008 to December 31, 2009 to $2.6 billion. Interest-bearing deposits decreased $186 million, or 8%, while non interest-bearing deposits increased $45 million, or 16%, from December 31, 2008 to December 31, 2009. The increase in non interest-bearing deposits was primarily related to increases in large commercial treasury management accounts, which shifted their funds into non interest-bearing products for the unlimited FDIC insurance currently available on those accounts. Management believes a significant portion of the deposit accounts which contributed to the $45 million increase in non interest-bearing deposits will likely shift back into an interest-bearing type deposit account or a repurchase agreement when the unlimited FDIC insurance expires on July 1, 2010, assuming mutually agreeable terms can reached. If mutually agreeable terms cannot be reached, the Company would be at risk of losing these deposit accounts.

Brokered certificates of deposit decreased $43 million during 2009 to $1.0 billion. During the fourth quarter of 2009, the Company acquired approximately $921 million in brokered certificates of deposits to be utilized in the first quarter of 2010 to fund RALs. These deposits had a weighted average cost of 0.51% with an average life of three months. Also, during January of 2010, the Company obtained an additional $542 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 55 days and a weighted average interest rate of 0.56%. During the fourth quarter of 2008, the Company acquired approximately $918 million in brokered certificates of deposits to be utilized in the first quarter of 2009 to fund RALs. These deposits had a weighted average cost of 2.71% with an average life of three months. Also, during January of 2009, the Company obtained an additional $375 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 45 days and a weighted average interest rate of 1.27%. FHLB advances were used to replace those brokered certificates of deposit where enough excess cash was not available to pay off the maturity.

Additionally, the Company experienced a decline in retail certificates of deposits of $86 million during 2009 and $99 million in its brokered money market account over the same time period. During the third quarter of 2009, the Bank reduced its level of cash on hand primarily by lowering its offering rates for new and renewing certificates of deposits, and in particular, to those clients who only held certificates of deposit with the Bank. In addition, the Bank continued to experience a reduction in cost and associated balances of its brokered money market deposit accounts.

Ending balances of all deposit categories at December 31, follows:

Table 21 — Deposits

December 31, (in thousands)	2009	2008	2007	2006	2005

Demand (NOW and SuperNOW)	$245,502	$202,607	$197,949	$197,225	$262,714
Money market accounts	590,134	555,346	635,590	498,943	322,421
Brokered money market accounts	64,608	163,965	—	—	—
Internet money market accounts	6,236	6,253	10,521	18,135	33,864
Savings	33,691	32,599	30,362	37,690	43,548
Individual retirement accounts*	34,651	38,142	37,865	40,820	38,815
Time deposits, $100,000 and over*	169,548	202,058	188,011	185,066	178,916
Other certificates of deposit*	135,171	221,179	217,670	269,828	282,609
Brokered certificates of deposit*	1,004,665	1,048,017	371,387	165,989	153,194

Total interest-bearing deposits	2,284,206	2,470,166	1,689,355	1,413,696	1,316,081
Total non interest-bearing deposits	318,275	273,203	279,457	279,026	286,484

Total	$2,602,481	$2,743,369	$1,968,812	$1,692,722	$1,602,565

* - Represents a time deposit

Ending average balances of all deposits and the average rates paid on such deposits for the years indicated follows:

Table 22 — Average Deposits

	2009		2008		2007
	Average	Average	Average	Average	Average	Average
December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$253,433	0.10%	$230,144	0.34%	$222,501	0.72%
Money market accounts	581,220	0.55%	594,272	1.77%	597,832	4.10%
Time deposits	389,635	2.65%	448,548	3.83%	476,906	4.46%
Brokered deposits	115,637	1.14%	58,867	2.72%	—	—
Brokered certificates of deposit	344,352	1.99%	267,449	3.88%	144,144	5.07%
Total interest-bearing deposits	1,684,277	1.30%	1,599,280	2.53%	1,441,383	3.80%
Total non interest-bearing deposits	381,655	—	321,308	—	281,926	—
Total	$2,065,932		$1,920,588		$1,723,309

Maturities of time deposits of $100,000 or more outstanding, including brokered deposits, at December 31, 2009 follows:

Table 23 — Time Deposits Maturities

Maturity	(in thousands)

Three months or less	$996,566
Over three months through six months	43,534
Over six months through 12 months	28,313
Over 12 months	44,892

Total	$1,113,305

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings declined $39 million, or 12%, during 2009. The majority of the repurchase accounts are large treasury management transaction relationships with normal recurring large fluctuations in account balances. All of these accounts require security collateral on behalf of Republic. The substantial majority of these accounts are indexed to immediately repricing indices such as the FFTR. Based on the transactional nature of the Company’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

Information regarding Securities sold under agreements to repurchase follows:

Table 24 — Securities sold under agreements to repurchase

December 31, (dollars in thousands)	2009	2008	2007

Outstanding balance at end of year	$299,580	$339,012	$398,296
Weighted average interest rate at year end	0.30%	0.36%	3.40%
Average outstanding balance during the year	$323,688	$375,676	$433,809
Average interest rate during the year	0.33%	1.65%	4.40%
Maximum outstanding at any month end	$318,769	$415,058	$493,838

Federal Home Loan Bank Advances

FHLB advances increased $122 million during 2009 to $638 million. During the first six months of 2009, maturing brokered deposits were replaced with approximately $110 million in new FHLB advances. In order to mitigate its risk position from a future rise in short-term interest rates, the Company extended the maturities on these new advances to a weighted average maturity of approximately 5 years with a weighted average cost of 2.99%.

In addition to the borrowings that were utilized to replace maturing brokered deposits, the Company borrowed an additional $95 million from the FHLB to fund two pools of 15 year fixed rate residential real estate loans that it had historically sold into the secondary market. The weighted average life of these specific advances was approximately five years with a weighted average cost of funds of 2.90%.

Approximately $150 million of the FHLB advances at December 31, 2009 and December 31, 2008 were putable advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years if not put back to the Company earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Company at no penalty. The weighted average coupon on all of the Company’s putable advances at December 31, 2009 was 4.51%. Based on market conditions at this time, the Company does not believe that any of its putable advances are likely to be “put back” to the Company in the short-term by the FHLB.

Liquidity

The Company is significantly leveraged with a loan to deposit ratio (excluding brokered deposits) of 148% at December 31, 2009 and 150% at December 31, 2008. Historically, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At December 31, 2009 and 2008, Republic had available collateral to borrow an additional $215 million and $432 million, respectively from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions as of December 31, 2009. If the Company were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Company cannot obtain brokered deposits, the Company would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

Republic maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At December 31, 2009 and 2008, these pledged investment securities had a fair value of $427 million and $594 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed.

At December 31, 2009, the Company had approximately $196 million in Premier First money market accounts, which is the Bank’s primary deposit product offering for medium to large business customers. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The ten largest Premier First relationships represent approximately $108 million of the total balance. If any of these balances are moved from the Bank, the Company would likely utilize overnight FHLB advances in the short-term to replace the balances. On a longer-term basis, the Company would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Company believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Company’s earnings.

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

•                  Part I Item 1 “Business”

•                  Part I Item 1A “Risk Factors”

•                  Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•                  “Critical Accounting Policies and Estimates”

•                  “Recent Developments”

•                  “Overview”

•                  “Results of Operations”

•                  “Financial Condition”

•                  Part II Item 8 “Financial Statements and Supplementary Data:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 3 “Loans and Allowance for Loan Losses”

•                  Footnote 4 “Securitization”

•                  Footnote 22 “Segment Information”

The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Federal and state regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2009, RB&T could, without prior approval, declare dividends of approximately $42 million.

Capital

Table 25 — Capital

Information pertaining to the Company’s capital balances and ratios follows:

December 31, (dollars in thousands)	2009	2008	2007

Stockholders’ equity	$316,020	$275,922	$248,860
Dividends declared per share - Class A Common Stock	0.517	0.473	0.424
Dividends declared per share - Class B Common Stock	0.470	0.430	0.386
Tier 1 leverage capital	10.52%	8.80%	8.75%
Tier 1 capital	17.25%	14.72%	13.29%
Total risk based capital	18.37%	15.43%	13.90%
Dividend payout ratio	25%	29%	35%
Average stockholders’ equity to average total assets	8.95%	8.28%	7.86%

Total stockholders’ equity increased from $276 million at December 31, 2008 to $316 million at December 31, 2009. The increase in stockholders’ equity was primarily attributable to net income earned during 2009 reduced by cash dividends declared. In addition, stockholders’ equity also increased to a lesser extent from stock option exercises during the period ended December 31, 2009.

During 2009, the Company purchased approximately 35,000 shares of common stock for $869,000, an average of $23.77 per share. During November of 2009, the Company’s Board of Directors approved the repurchase of 300,000 shares from time-to-time if market conditions were deemed favorable to the Company. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2009, the Company had 344,245 shares which could be repurchased under the current stock repurchase program.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OTS. Republic’s average capital to average assets ratio was 8.95% at December 31, 2009 compared to 8.28% at December 31, 2008. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., was formed and issued $40 million in Trust Preferred Securities (“TPS”). The TPS pay a fixed interest rate for ten years and adjust with LIBOR + 1.42% thereafter. The TPS mature on September 30, 2035 and are redeemable at the Company’s option after ten years. The subordinated debentures are treated as Tier I Capital for regulatory purposes. The sole asset of RBCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the TPS. The subordinated debentures and the related interest expense, which are payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements. The proceeds obtained from the TPS offering have been and will continue to be utilized to fund loan growth (in prior years), support an existing stock repurchase program and for other general business purposes such as the acquisition of GulfStream Community Bank in October of 2006.

Off Balance Sheet Items

Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2009 follows:

Table 26 — Off Balance Sheet Items

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2009 (in thousands)	one year	three years	five years	years	Total

Unused loan commitments	$170,943	$12,364	$1,885	$294,270	$479,462
Standby letters of credit	11,712	6	—	—	11,718
FHLB letters of credit	12,194	—	—	—	12,194

A portion of the unused commitments above are expected to expire or may not be fully used, therefore the total amount of commitments above does not necessarily indicate future cash requirements.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $12 million and $6 million at December 31, 2009 and 2008. In addition to credit risk, the Company also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Company does not deem this risk to be material.

At December 31, 2009 and December 31, 2008, Republic had a $12 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Company uses a blanket pledge of eligible real estate loans to secure the letter of credit.

Commitments to extend credit generally consist of unfunded lines of credit. These commitments generally have variable rates of interest.

Aggregate Contractual Obligations

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of the Company. The Bank also has required future payments for long-term and short-term debt as well as the maturity of time deposits. The required payments under such commitments at December 31, 2009 follows:

Table 27 — Aggregate Contractual Obligations

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2009 (in thousands)	one year	three years	five years	years	Total

Time deposits (including brokered certificates of deposit)	$1,226,483	$102,703	$14,608	$241	$1,344,035
Federal Home Loan Bank advances	92,000	185,000	234,000	126,607	637,607
Subordinated note	—	—	—	41,240	41,240
Securities sold under agreements to repurchase	299,580	—	—	—	299,580
Lease commitments	6,576	10,059	6,216	15,984	38,835
Total contractual obligations	$1,624,639	$297,762	$254,824	$184,072	$2,361,297

FHLB advances represent the amounts that are due to the FHLB. Approximately $150 million of the advances from the FHLB, although fixed, are subject to conversion provisions at the option of the FHLB and can be prepaid without a penalty. Management believes these advances will not likely be converted in the short-term, and therefore has included the advances in their original maturity buckets for purposes of this table.

See Footnote 12 “Subordinated Note” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Company’s subordinated note.

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

The interest sensitivity profile of Republic at any point in time will be impacted by a number of factors. These factors include the mix of interest sensitive assets and liabilities, as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth and other factors.

Republic utilized an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income were evaluated with the model. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis point increments equally across all points on the yield curve. These projections are computed based on various assumptions, which are used to determine the 100 and 200 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.

The Company did not run a model simulation for declining interest rates as of December 31, 2009 and 2008, because the FOMC effectively lowered the FFTR between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur. The primary reasons for the indicated change in net interest income in an “up” interest rate scenario are as follows: the large amount of immediately repricing cash at the FRB held by the Company at December 31, 2009, the large amount of FHLB advances with maturities extended during 2009, floating rate investment security purchases and declining fixed rate loan balances. As the Company implements strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen the Company’s forecasted “base case” net interest income in the event of no interest rate changes.

The following tables illustrate Republic’s projected net interest income sensitivity profile based on the asset/liability model as of December 31, 2009 and 2008. The Company’s interest rate sensitivity model does not include loan fees within interest income. During 2009 and 2008, loan fees included in interest income were $60.7 million and $24.4 million, respectively.

Table 28 — Interest Rate Sensitivity for 2009

		Increase in Rates
		100	200
(dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income:
Short-term investments	$771	$3,809	$6,806
Investment securities	17,663	20,682	23,639
Loans, excluding loan fees(1)	121,585	127,319	134,635
Total interest income, excluding loan fees	140,019	151,810	165,080

Projected interest expense:
Deposits	13,032	21,820	29,650
Securities sold under agreements to repurchase	793	3,797	6,801
Federal Home Loan Bank advances and other long-term borrowings	24,198	24,901	26,489
Total interest expense	38,023	50,518	62,940

Net interest income, excluding loan fees	$101,996	$101,292	$102,140
Change from base		$(704)	$144
% Change from base		-0.69%	0.14%

Table 29 — Interest Rate Sensitivity for 2008

		Increase in Rates
		100	200
(dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income:
Short-term investments	$55	$274	$438
Investment securities	21,231	24,310	26,873
Loans, excluding loan fees(1)	128,824	135,384	141,912
Total interest income, excluding loan fees	150,110	159,968	169,223

Projected interest expense:
Deposits	22,506	29,819	36,791
Securities sold under agreements to repurchase	1,006	5,001	8,182
Federal Home Loan Bank advances and other long-term borrowings	22,394	23,963	25,379
Total interest expense	45,906	58,783	70,352

Net interest income, excluding loan fees	$104,204	$101,185	$98,871
Change from base		$(3,019)	$(5,333)
% Change from base		-2.90%	-5.12%

(1) – Consideration was not given to the impact of increasing and decreasing interest rates on RALs, which are fee based and occur substantially all in the first quarter of the year.

Adoption of New Accounting Pronouncements

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy regarding the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued guidance that changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The guidance was effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued guidance that amends and expands the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (“OTTI”) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about OTTI for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. For the three months ended March 31, 2009, the Company recognized OTTI charges of $3.1 million ($2.0 million net of tax) for its private label mortgage backed securities and other private label mortgage-related securities. This brought the pre tax cumulative life-to-date OTTI charge recognized for the private label securities to $17.4 million ($11.3 million net of tax). The Company adopted this guidance effective April 1, 2009 and reversed $2.8 million ($1.8 million net of tax) for the non-credit portion of the cumulative life-to-date OTTI charge. The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income as of April 1, 2009.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 early adoption for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued guidance which requires the effects of events that occur subsequent to the balance-sheet date be evaluated through the date the financial statements are either issued or available to be issued. Companies should disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Companies are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). Companies are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about those events to be disclosed if the financial statements would otherwise be misleading. This guidance was effective for interim and annual financial periods ending after June 15, 2009 with prospective application. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification ™ (“The Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

Newly Issued Not Yet Effective Standards

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, in relation to the criteria described in the report, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, Management concludes that as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Based on its assessment, Management believes that as of December 31, 2009, the Company’s internal control was effective in achieving the objectives stated above. Crowe Horwath LLP has provided its report on the effectiveness of internal control in their report dated March 10, 2010.

Bernard M. Trager	Steven E. Trager	Kevin Sipes
Chairman of the Board	President and	Executive Vice President,
	Chief Executive Officer	Chief Financial Officer and
Chief Accounting Officer

March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

of Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Louisville, Kentucky

March 10, 2010

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2009	2008
ASSETS:

Cash and cash equivalents	$1,068,179	$616,303
Securities available for sale	416,311	853,909
Securities to be held to maturity (fair value of $51,135 in 2009 and $49,224 in 2008)	50,924	50,765
Mortgage loans held for sale	5,445	11,298
Loans, net of allowance for loan losses of $22,879 and $14,832 (2009 and 2008)	2,245,353	2,289,025
Federal Home Loan Bank stock, at cost	26,248	25,082
Premises and equipment, net	39,380	42,885
Goodwill	10,168	10,168
Other assets and accrued interest receivable	56,760	39,933

TOTAL ASSETS	$3,918,768	$3,939,368

LIABILITIES:

Deposits:
Non interest-bearing	$318,275	$273,203
Interest-bearing	2,284,206	2,470,166
Total deposits	2,602,481	2,743,369

Securities sold under agreements to repurchase and other short-term borrowings	299,580	339,012
Federal Home Loan Bank advances	637,607	515,234
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	21,840	24,591

Total liabilities	3,602,748	3,663,446

Commitments and contingencies (Footnote 19)	—	—

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 100,000 shares authorized Series A 8.5% non cumulative convertible, none issued	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 18,498,867 shares (2009) and 18,318,206 shares (2008) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,308,974 shares (2009) and 2,310,405 (2008) issued and outstanding	4,917	4,878
Additional paid in capital	126,376	123,441
Retained earnings	178,944	146,983
Accumulated other comprehensive income	5,783	620

Total stockholders’ equity	316,020	275,922

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,918,768	$3,939,368

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2009	2008	2007
INTEREST INCOME:
Loans, including fees	$192,023	$170,565	$166,942
Taxable investment securities	18,362	27,126	29,518
Tax exempt investment securities	23	57	103
Federal Home Loan Bank stock and other	2,197	4,394	2,534
Total interest income	212,605	202,142	199,097

INTEREST EXPENSE:
Deposits	21,887	40,481	54,702
Securities sold under agreements to repurchase and other short-term borrowings	1,063	6,200	19,079
Federal Home Loan Bank advances	23,277	23,215	28,323
Subordinated note	2,515	2,522	2,515
Total interest expense	48,742	72,418	104,619

NET INTEREST INCOME	163,863	129,724	94,478

Provision for loan losses	33,975	16,205	6,820

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	129,888	113,519	87,658

NON INTEREST INCOME:
Service charges on deposit accounts	19,156	19,404	18,577
Electronic refund check fees	25,289	17,756	4,189
Net RAL securitization income	514	13,347	3,772
Mortgage banking income	11,021	3,536	2,973
Debit card interchange fee income	5,114	4,776	4,387
Net gain on sales and calls of investment securities	—	1,917	8

Total impairment losses on investment securities	(5,822)	(16,281)	—
Loss recognized in other comprehensive income	—	—	—
Net impairment loss recognized in earnings	(5,822)	(16,281)	—

Insurance settlement gain	—	—	1,877
Other	2,349	1,505	2,068
Total non interest income	57,621	45,960	37,851

NON INTEREST EXPENSES:
Salaries and employee benefits	51,173	52,118	44,162
Occupancy and equipment, net	22,370	19,760	17,904
Communication and transportation	5,354	4,672	3,785
Marketing and development	13,146	9,208	3,287
FDIC insurance expense	4,993	1,152	264
Bank franchise tax expense	2,643	2,598	2,552
Data processing	3,017	2,771	2,675
Debit card processing expense	3,096	2,402	2,263
Supplies	2,398	1,649	1,749
Other real estate owned expense	2,253	238	103
Other	11,042	11,024	8,571
Total non interest expenses	121,485	107,592	87,315

INCOME BEFORE INCOME TAX EXPENSE	$66,024	$51,887	$38,194
INCOME TAX EXPENSE	23,893	18,235	13,281
NET INCOME	$42,131	$33,652	$24,913

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (continued)

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2009	2008	2007

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Unrealized gain (loss) on securities available for sale, net	$2,799	$(8,898)	$1,577
Change in unrealized gains (losses) on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings, net	380	—	—
Reclassification adjustment for other-than-temporary impairment, net	3,784	10,583	—
Realized amount on securities sold, net	—	(1,246)	(5)
Other comprehensive income	6,963	439	1,572

COMPREHENSIVE INCOME	$49,094	$34,091	$26,485

BASIC EARNINGS PER SHARE:

Class A Common Stock	$2.04	$1.65	$1.22
Class B Common Stock	1.99	1.60	1.18

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$2.02	$1.62	$1.20
Class B Common Stock	1.98	1.58	1.16

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

						Unearned
	Common Stock					Shares in	Accumulated
	Class A	Class B		Additional		Empl. Stock	Other	Total
	Shares	Shares		Paid In	Retained	Ownership	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	Income	Equity

Balance, January 1, 2007	18,242	2,350	$4,683	$97,394	$137,673	$(1,011)	$(1,391)	$237,348

Adjustment to initially apply FASB Interpretation No. 48	—	—	—	—	(359)	—	—	(359)

Net income	—	—	—	—	24,913	—	—	24,913

Net change in accumulated other comprehensive income	—	—	—	—	—	—	1,572	1,572

Dividend declared Common Stock:
Class A ($0.424 per share)	—	—	—	—	(7,673)	—	—	(7,673)
Class B ($0.386 per share)	—	—	—	—	(906)	—	—	(906)

Stock options exercised, net of shares redeemed	190	—	41	1,548	(238)	—	—	1,351

Repurchase of Class A Common Stock	(527)	—	(118)	(3,127)	(6,079)	—	—	(9,324)

Conversion of Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	46	—	—	358	—	492	—	850

5% Stock dividend	—	—	215	22,500	(22,715)	—	—	—

Notes receivable on Common Stock, net of cash payments	—	—	—	(19)	—	—	—	(19)

Deferred director compensation expense - Company Stock	1	—	—	146	—	—	—	146

Stock based compensation expense	—	—	—	961	—	—	—	961

Balance, December 31, 2007	17,958	2,344	$4,821	$119,761	$124,616	$(519)	$181	$248,860

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

						Unearned
	Common Stock					Shares in	Accumulated
	Class A	Class B		Additional		Empl. Stock	Other	Total
	Shares	Shares		Paid In	Retained	Ownership	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	Income	Equity

Balance, January 1, 2008	17,958	2,344	$4,821	$119,761	$124,616	$(519)	$181	$248,860

Net income	—	—	—	—	33,652	—	—	33,652

Net change in accumulated other comprehensive income	—	—	—	—	—	—	439	439

Dividend declared Common Stock:
Class A ($0.473 per share)	—	—	—	—	(8,620)	—	—	(8,620)
Class B ($0.430 per share)	—	—	—	—	(1,001)	—	—	(1,001)

Stock options exercised, net of shares redeemed	299	—	62	2,844	(1,280)	—	—	1,626

Repurchase of Class A Common Stock	(23)	—	(5)	(134)	(384)	—	—	(523)

Conversion of Class B Common Stock to Class A Common Stock	34	(34)	—	—	—	—	—	—

Shares committed to be released under the Employee Stock Ownership Plan	49	—	—	612	—	519	—	1,131

Notes receivable on Common Stock, net of cash payments	—	—	—	(407)	—	—	—	(407)

Deferred director compensation expense - Company Stock	1	—	—	139	—	—	—	139

Stock based compensation expense	—	—	—	626	—	—	—	626

Balance, December 31, 2008	18,318	2,310	$4,878	$123,441	$146,983	$—	$620	$275,922

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2009	18,318	2,310	$4,878	$123,441	$146,983	$620	$275,922

Cumulative effect of change in accounting principle, adoption of FASB ASC 320	—	—	—	—	1,800	(1,800)	—

Net income	—	—	—	—	42,131	—	42,131

Change in unrealized losses on available for sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings, net	—	—	—	—	—	380	380

Net change in accumulated other comprehensive income	—	—	—	—	—	6,583	6,583

Dividend declared Common Stock:
Class A ($0.517 per share)	—	—	—	—	(9,543)	—	(9,543)
Class B ($0.470 per share)	—	—	—	—	(1,086)	—	(1,086)

Stock options exercised, net of shares redeemed	215	—	46	2,530	(701)	—	1,875

Repurchase of Class A Common Stock	(35)	—	(7)	(221)	(640)	—	(868)

Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—	—

Notes receivable on Common Stock, net of cash payments	—	—	—	(249)	—	—	(249)

Deferred director compensation expense - Company Stock	—	—	—	152	—	—	152

Stock based compensation expense	—	—	—	723	—	—	723

Balance, December 31, 2009	18,499	2,309	$4,917	$126,376	$178,944	$5,783	$316,020

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$42,131	$33,652	$24,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	10,542	7,509	2,076
Federal Home Loan Bank stock dividends	—	(956)	(342)
Provision for loan losses	33,975	16,205	6,820
Net gain on sale of mortgage loans held for sale	(11,332)	(4,453)	(2,185)
Origination of mortgage loans held for sale	(556,685)	(234,759)	(213,858)
Proceeds from sale of mortgage loans held for sale	573,870	232,192	217,489
Net realized impairment (recovery) of mortgage servicing rights	(1,255)	1,255	—
Net gain on sale of RALs	—	(8,307)	(2,261)
Increase in RAL securitization residual	(514)	(5,040)	(1,511)
Origination of RALs held for sale	—	(1,098,717)	(350,414)
Proceeds from sale of RALs	—	1,009,698	319,882
Paydown of trading securities	514	107,099	33,825
Net realized (gain) loss on sales, calls and impairment of securities	8,591	14,364	(8)
Net gain on sale of other real estate owned	(20)	(67)	(59)
Writedowns of other real estate owned	2,011	106	59
Net gain on sale of premises and equipment	—	(43)	—
Deferred director compensation expense — Company Stock	152	139	146
Employee Stock Ownership Plan compensation expense	—	1,131	850
Stock based compensation expense	723	626	961
Net gain on involuntary conversion of fixed assets	—	—	(1,877)
Net change in other assets and liabilities:
Accrued interest receivable	3,203	(3,932)	28
Accrued interest payable	(3,704)	(815)	666
Other assets	(24,309)	(3,330)	2,944
Other liabilities	(5,815)	(4,694)	365
Net cash provided by operating activities	72,078	58,863	38,509

INVESTING ACTIVITIES:
Purchases of securities available for sale	(616,047)	(2,349,633)	(3,713,098)
Purchases of securities to be held to maturity	(18,525)	—	(1,999)
Purchases of Federal Home Loan Bank stock	(1,166)	(531)	(502)
Proceeds from calls, maturities and paydowns of securities available for sale	1,057,950	1,929,882	3,655,763
Proceeds from calls, maturities and paydowns of securities to be held to maturity	18,373	1,067	8,137
Proceeds from sales of securities available for sale	—	81,066	39,927
Proceeds from sales of Federal Home Loan Bank stock	—	360	—
Proceeds from sales of other real estate owned	8,402	4,138	1,252
Net (increase) decrease in loans	2,116	69,701	(104,888)
Net proceeds from involuntary conversion of fixed assets	—	—	1,877
Purchases of premises and equipment	(3,986)	(9,333)	(8,637)
Proceeds from sales of premises and equipment	—	848	—
Net cash provided by / (used in) investing activities	447,117	(272,435)	(122,168)

FINANCING ACTIVITIES:
Net change in deposits	(140,888)	774,554	276,087
Net change in securities sold under agreements to repurchase and other short-term borrowings	(39,432)	(59,284)	(3,590)
Payments on Federal Home Loan Bank advances	(107,627)	(174,316)	(323,223)
Proceeds from Federal Home Loan Bank advances	230,000	211,000	155,201
Repurchase of Common Stock	(868)	(523)	(9,324)
Net proceeds from Common Stock options exercised	1,875	1,626	1,351
Cash dividends paid	(10,379)	(9,359)	(8,279)
Net cash (used in) / provided by financing activities	(67,319)	743,698	88,223
NET CHANGE IN CASH AND CASH EQUIVALENTS	451,876	530,126	4,564
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	616,303	86,177	81,613
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,068,179	$616,303	$86,177

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

YEARS ENDED DECEMBER 31, (in thousands)

	2009	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$52,446	$73,233	$103,954
Income taxes	28,737	25,360	14,868

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$7,332	$9,119	$1,500
Retained securitization residual	—	102,059	32,314

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

Republic operates 44 banking centers, primarily in the retail banking industry, and conducts its operations predominately in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky, southern Indiana, metropolitan Tampa, Florida, metropolitan Cincinnati, Ohio and through an Internet banking delivery channel. Republic’s consolidated results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning assets represent investment securities and real estate mortgage, commercial and consumer loans. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, securities sold under agreements to repurchase, as well as short-term and long-term borrowing sources.

Other sources of banking income include service charges on deposit accounts, debit card interchange fee income, title insurance commissions, fees charged to customers for trust services and revenue generated from Mortgage Banking activities. Mortgage Banking activities represent both the origination and sale of loans in the secondary market and the servicing of loans for others.

Republic’s operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, marketing and development expenses, Federal Deposit Insurance Corporation (“FDIC”) insurance expense, bank franchise tax expense, data processing, debit card processing expense and other general and administrative costs. Republic’s results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies and actions of regulatory agencies.

Republic, through its Tax Refund Solutions (“TRS”) segment, is one of a limited number of financial institutions which facilitates the payment of federal and state tax refunds through third party tax-preparer’s located throughout the U.S., as well as tax-preparation software providers. The Company facilitates the payment of these tax refunds through three primary products: Electronic Refund Checks (“ERCs”), Electronic Refund Deposits (“ERDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by TRS occurs in the first quarter of the year. TRS traditionally operates at a loss during the second half of the year, during which the segment incurs costs preparing for the upcoming tax season.

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

Subsequent Events —The Company has evaluated subsequent events for recognition or disclosure.

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

•                  Banking segment allowance for loan losses

•                  Mortgage servicing rights

•                  Income tax accounting

•                  Goodwill and other intangible assets

•                  Impairment of investment securities

•                  TRS provision for loan losses

•                  TRS rebate accruals

These estimates are particularly subject to change and actual results could differ from these estimates.

Significant Group Concentrations of Credit Risk — The Company does not have any significant concentrations of credit risk to any one industry or relationship. However, the Company’s customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Earnings Concentration — For 2009, 2008 and 2007, approximately 47%, 39% and 11% of net income was derived from the TRS segment, which if terminated, could have a materially adverse impact on net income. Within the TRS segment, the Company generated 28%, 23% and 0% during 2009, 2008 and 2007 of its TRS revenue from its agreements with Jackson Hewitt Tax Service Inc. (“JH”) and Liberty Tax Service (“Liberty”).

Cash Flows — Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, repurchase agreements and income taxes.

Interest-Bearing Deposits in Other Financial Institutions — Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Trust Assets — Property held for customers in fiduciary or agency capacities, other than trust cash on deposit at Republic, is not included in the consolidated financial statements since such items are not assets of Republic.

Securities — Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

Mortgage Banking Activities — Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. Net gains and losses are recorded as component of mortgage banking income.

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Commitments to fund mortgage loans (“interest rate lock commitments”) to be sold into the secondary market and non-exchange traded mandatory forward sales contracts (“forward contracts”) for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the Company enters in to the derivative. Generally, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate lock commitments are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these mortgage derivatives are included in net gains on sales of loans, which is a component of Mortgage Banking income on the income statement.

Mortgage loans held for sale are generally sold with the mortgage servicing rights (“MSR”) retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold. Substantially all of the gain on sale of loans are reported in earnings when loans are locked.

MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs that Republic expects to receive on loans sold with servicing retained. MSRs are capitalized as separate assets.

Amortization of MSRs are initially set at seven years and subsequently adjusted on a quarterly basis based on the weighted average remaining life of the underlying loans.

Effective January 1, 2008, loans held for sale, Mortgage Banking derivatives and their associated MSRs are carried at fair value as of the lock date of the loan. Once the loans are sold, the MSR is accounted for in accordance with the Financial Accounting Standards Board (“FASB”) ASC topic 860. For sales of mortgage loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted FASB ASC topic 860 on January 1, 2007, and for sales of mortgage loans beginning in 2007, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans.

In determining fair value of MSRs, management considers all relevant factors, including an independent third party valuation. The third party valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of MSRs are subsequently measured using the amortization method which requires servicing rights to be amortized into non interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

The weighted average remaining life of the MSR portfolio is adjusted quarterly based on an independent third party valuation detailed above. MSR amortization is recorded as a reduction to Mortgage Banking income on the income statement. The total MSR asset, net of amortization, recorded at December 31, 2009 and 2008 was $8 million and $6 million. The MSR asset is recorded as a component of other assets on the balance sheet.

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

A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs generally will decline due to higher expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase as prepayments on the underlying loans would be expected to decline. No impairment of the MSR asset existed at December 31, 2009 or 2007, therefore no impairment expense was recognized during those periods. However, based on the estimated fair value at December 31, 2008, management determined six of the 24 tranches within the MSR portfolio were impaired and booked impairment expense of $1.3 million. The majority of this valuation allowance was reversed during the first quarter of 2009.

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loan servicing income is reported on the income statement as a component of Mortgage banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of MSRs is netted against loan servicing fee income. Loan servicing income totaled $2.9 million, $2.6 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007. Late fees and ancillary fees related to loan servicing are not material.

Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding less deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 75 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans and loans past due 75 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 75 days of non-payment.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Consumer and credit card loans, exclusive of RALs, are not placed on non-accrual status, but are reviewed periodically and charged off when the loans reach 120 days past due or at any point the loan is deemed uncollectible. RALs undergo a review in March and those delinquent RALs deemed uncollectible are charged off against the allowance for loan losses. All remaining RALs are charged off at June 30th each year. Collections subsequent to June 30th each year are recorded as recoveries.

Securitization — During 2008, 2007 and 2006, the Company utilized a securitization structure to fund a portion of the RALs originated during the respective tax seasons. From mid January to the end of February of each year, RALs which, upon origination, met certain underwriting criteria related to refund amount and Earned Income Tax Credit amount, were classified as loans held for sale and sold into the securitization. All other RALs originated were retained by the Company. There were no RALs held for sale as of any quarter end. The Company retained a related residual value in the securitization, which was classified on the balance sheet as a trading security. The initial residual interest had a weighted average life of approximately one month, and as such, substantially all of its cash flows were received by the end of the first quarter. The disposition of the remaining anticipated cash flows occurred within the remainder of the calendar year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusted the carrying amount of the residual value to its fair value, which was determined based on expected future cash flows and was significantly influenced by the anticipated credit losses of the underlying RALs.

The Company chose not to utilize a securitization structure to fund its RAL portfolio during the first quarter 2009 and 2010 tax seasons. During the first quarter 2008 tax season, the securitization consisted of a total of $1.1 billion of RALs originated and sold. The Company’s continuing involvement in RALs sold into the securitization was limited to only servicing of the RALs. Compensation for servicing of the securitized RALs was not contingent upon performance of the securitized RALs.

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

For additional discussion regarding TRS, see the following sections:

•                  Part II Item 8 “Financial Statements and Supplementary Data”

•                  Footnote 3 “Loans and Allowance for Loan Losses”

•                  Footnote 4 “Securitization”

•                  Footnote 22 “Segment Information”

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific components relate to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans over $1 million by evaluating either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

Real Estate Owned — Assets acquired through loan foreclosure are initially recorded at fair value, less costs to sell, when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed.

Premises and Equipment, Net — Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated useful lives of the related assets on the straight-line method. Estimated lives typically range from 25 to 39 years for buildings and improvements, three to ten years for furniture, fixtures and equipment and three to five years for leasehold improvements.

Federal Home Loan Bank Stock — The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment. Because this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are recorded as interest income.

Goodwill and Other Intangible Assets — Goodwill resulting from business combinations prior to January 1, 2009 represent the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected September 30th as the date to perform its annual goodwill impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years.

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Term Assets — Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Stock Based Compensation — Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings — Substantially all securities sold under agreements to repurchase liabilities represent amounts advanced by customers. Securities are pledged to cover the majority of these liabilities, as the liabilities are not covered by FDIC insurance. Other short-term borrowings primarily consist of federal funds purchased.

Income Taxes — Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Retirement Plans — 401(k) plan expense is recorded as a component of salaries and employee benefits and represents the amount of Company matching contributions.

Off Balance Sheet Financial Instruments — Financial instruments include off balance sheet credit instruments, such as commitments to fund loans and standby letters of credit. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded upon funding. Instruments such as standby letters of credit are considered financial guarantees and are recorded at fair value.

Derivatives — Republic only utilizes derivative instruments as described in Footnote 6 “Mortgage Banking Activities” in this section of the document.

Loss Contingencies — Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash and Cash Equivalents — Republic is required by the Federal Reserve Bank (“FRB”) to maintain average reserve balances. Cash and due from banks in the consolidated balance sheet includes $3.3 million and $1.4 million of reserve balances at December 31, 2009 and 2008. The Company does not earn interest on these cash balances

Earnings Per Share — Basic earnings per share is based on net income (in the case of Class B Common Stock, less the dividend preference on Class A Common Stock), divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock dividends through the date of issuance of the financial statements.

Comprehensive Income — Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity, net of tax.

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments — Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Segment Information — Segments represent parts of the Company evaluated by management with separate financial information. Republic’s internal information is primarily reported and evaluated in three lines of business — Traditional Banking, TRS and Mortgage Banking.

Reclassifications — Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

2.              INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$48,000	$82	$—	$48,082
Private label mortgage backed and other private label mortgage-related securities	8,085	—	(2,184)	5,901
Mortgage backed securities	227,792	10,362	—	238,154
Collateralized mortgage obligations	123,536	765	(127)	124,174
Total securities available for sale	$407,413	$11,209	$(2,311)	$416,311

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$458,245	$596	$(1)	$458,840
Private label mortgage backed and other private label mortgage-related securities	14,678	—	—	14,678
Mortgage backed securities	305,902	2,829	(496)	308,235
Collateralized mortgage obligations	74,130	—	(1,974)	72,156
Total securities available for sale	$852,955	$3,425	$(2,471)	$853,909

Mortgage backed Securities

At December 31, 2009, with the exception of the $5.9 million private label mortgage backed and other private label mortgage-related securities, all of the mortgage backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) and Fannie Mae (“FNMA”), institutions which the government has affirmed its commitment to support. Because the decline in fair value of the mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

As mentioned throughout this filing, the Company’s mortgage backed securities portfolio includes private label mortgage backed and other private label mortgage-related securities with a fair value of $5.9 million which had net unrealized losses of approximately $2.2 million at December 31, 2009. As of December 31, 2009, the Company believes there is no further credit loss component of other-than-temporary impairment (“OTTI”). In addition, the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

2.              INVESTMENT SECURITIES (continued)

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2009 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$9,187	$90	$—	$9,277
Obligations of states and political subdivisions	384	38	—	422
Mortgage backed securities	2,748	108	(1)	2,855
Collateralized mortgage obligations	38,605	84	(108)	38,581
Total securities to be held to maturity	$50,924	$320	$(109)	$51,135

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2008 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$4,670	$7	$—	$4,677
Obligations of states and political subdivisions	384	17	—	401
Mortgage backed securities	3,527	63	(2)	3,588
Collateralized mortgage obligations	42,184	—	(1,626)	40,558
Total securities to be held to maturity	$50,765	$87	$(1,628)	$49,224

Sales of Securities Available for Sale

During 2009, there were no sales or calls of securities available for sale.

During the first quarter of 2008, the Company realized a $311,000 gain related to the mandatory partial redemption of the Company’s Visa, Inc. Class B Common Stock holdings related to Visa’s initial public offering. In addition, the Company realized $150,000 in gains related to unamortized discount accretion on a portion of callable U.S. Government agencies that were called before their maturity. During the fourth quarter of 2008, the Company sold a total of nine U.S. Government agency and mortgage backed securities totaling $81 million resulting in a gain of $1.6 million. As interest rates fell to unprecedented levels in December 2008 and underlying prepayment speeds increased dramatically, the Company made the strategic decision to sell these securities and realize additional gains related to the unamortized discounts for these securities.

During the fourth quarter of 2007, the Company sold a $40 million U.S. Treasury Bill security resulting in a gain of $8,000.

The tax provision related to the Company’s realized gains totaled $0, $721,000 and $2,800 for 2009, 2008 and 2007, respectively.

2.              INVESTMENT SECURITIES (continued)

The amortized cost and fair value of the investment securities portfolio by contractual maturity at December 31, 2009 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities available for sale		Securities to be held to maturity
	Amortized	Fair	Carrying	Fair
December 31 2009, (in thousands)	Cost	Value	Value	Value

Due in one year or less	$48,000	$48,082	$8,693	$8,783
Due from one year to five years	—	—	494	494
Due from five years to ten years	—	—	384	422
Private label mortgage backed and other private label mortgage-related securities	8,085	5,901	—	—
Mortgage backed securities	227,792	238,154	2,748	2,855
Collateralized mortgage obligations	123,536	124,174	38,605	38,581
Total	$407,413	$416,311	$50,924	$51,135

At December 31, 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
December 31, 2009 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$—	$—	$—	$—	$—	$—
Private label mortgage backed and other private label mortgage-related securities	5,901	(2,184)	—	—	5,901	(2,184)
Mortgage backed securities, including Collateralized mortgage obligations	19,738	(64)	12,093	(172)	31,831	(236)
Total	$25,639	$(2,248)	$12,093	$(172)	$37,732	$(2,420)

	Less than 12 months		12 months or more		Total
December 31, 2008 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$24,999	$(1)	$—	$—	$24,999	$(1)
Private label mortgage backed and other private label mortgage-related securities	—	—	—	—	—	—
Mortgage backed securities, including Collateralized mortgage obligations	178,864	(4,092)	77	(6)	178,941	(4,098)
Total	$203,863	$(4,093)	$77	$(6)	$203,940	$(4,099)

2.              INVESTMENT SECURITIES (continued)

As of December 31, 2009, the Company’s security portfolio consisted of 134 securities, 21 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and other securities, as discussed below:

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

•             The Company’s intent to hold until maturity or sell the debt security prior to maturity;

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

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. The Company owned and continues to own five private label mortgage backed and other private label mortgage-related securities with an amortized cost of $8.1 million at December 31, 2009. These securities are not guaranteed by government agencies. Approximately $2.2 million (Securities 1 through 4 in the table below) of these securities are mostly backed by “Alternative A” first lien mortgage loans. The remaining $5.9 million (Security 5 in the table below) represents an asset backed security with an insurance “wrap” or guarantee. The average life of these securities is currently estimated to be approximately two years. Due to current market conditions, all of these assets are extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with FASB ASC topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for these investments. See Footnote 5, “Fair Value” for additional discussion.

Prior to the second quarter of 2009, all unrealized losses related to the private label mortgage backed and other private label mortgage-related securities were transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified as net impairment losses on investment securities in the consolidated statement of income and comprehensive income. With the adoption of the ASCs as of April 1, 2009, the Company recorded a cumulative effect adjustment to retained earnings for all unrealized losses in the Company’s private label mortgage backed and other private label mortgage-related securities which were deemed to be non-credit in nature with a corresponding adjustment to accumulated other comprehensive loss.

2.              INVESTMENT SECURITIES (continued)

During the first quarter of 2009, prior to the adoption of the ASCs, the Company recognized total non cash OTTI charges to the income statement of $3.1 million for its private label mortgage backed securities and other private label mortgage-related securities. During the second and third quarters of 2009, the Company recognized total non cash OTTI charges to the income statement of $1.9 million and $850,000, resulting from anticipated credit losses for the Company’s private label mortgage backed securities and other private label mortgage-related securities. During the fourth quarter of 2009, the Company recognized a total non cash OTTI net credit of $48,000 related to the same.

The following table presents a rollforward of the credit losses recognized in earnings for the period ended December 31, 2009:

(in thousands)

Beginning balance, January 1, 2009	$14,213
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	5,822
Additions/Subtractions
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	(2,769)
Ending balance, December 31, 2009	$17,266

Further deterioration in economic conditions could cause the Company to record additional impairment charges related to credit losses of up to $8.1 million, which is the current gross amortized cost of the Company’s private label mortgage backed securities and other private label mortgage-related securities.

The following table details the credit ratings and the total impairment loss related to “all other factors” recorded as a component of accumulated other comprehensive income for the Company’s private label mortgage backed and other private label mortgage-related securities as of December 31, 2009:

			Gross
	Gross		Unrealized
	Amortized	Fair	Gains /	Ratings as of December 31, 2009
(in thousands)	Cost	Value	(Losses)	S&P	Fitch	Moody’s

Security 1	$704	$664	$(40)	CC	—	Ca
Security 2	—	—	—	D	—	Ca
Security 3	1,212	1,117	(95)	CCC	C	—
Security 4	282	260	(22)	CCC	C	—
Security 5	5,887	3,860	(2,027)	BB	—	—
Total	$8,085	$5,901	$(2,184)

The ratings above range from default (S&P D) to Speculative (S&P BB).

During the first quarter of 2008, the Company determined that its FHLMC preferred stock investment, with an aggregate carrying value at the time of $2 million, was other-than-temporarily impaired and recorded an impairment charge of $680,000. During September 2008, the U.S. Treasury, the FRB, and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing FHLMC under conservatorship, giving management control to the FHFA. As a result, during the third quarter of 2008, the fair market value of the security declined significantly and the Company recorded another impairment charge of $1.4 million. With the third quarter impairment charge, the Company completely wrote down the value of the investment to $0.

2.              INVESTMENT SECURITIES (continued)

As a result of the impairment charges noted above, all respective unrealized losses were transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified as net impairment losses on investment securities in the consolidated statement of income and comprehensive income.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2009	2008

Amortized cost	$427,444	$595,156
Fair value	427,444	593,922

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

December 31, (in thousands)	2009	2008

Residential real estate	$1,097,311	$1,095,540
Commercial real estate	641,451	653,048
Real estate construction	83,090	99,395
Commercial	104,274	111,604
Consumer	21,651	28,056
Overdrafts	2,006	2,796
Home equity	318,449	313,418

Total loans	2,268,232	2,303,857
Less: Allowance for loan losses	22,879	14,832

Loans, net	$2,245,353	$2,289,025

Activity in the allowance for loan losses follows:

December 31, (in thousands)	2009	2008	2007

Allowance for loan losses at beginning year	$14,832	$12,735	$11,218

Charge offs - Banking	(8,662)	(6,940)	(3,264)
Charge offs - Tax Refund Solutions	(31,180)	(9,206)	(4,246)
Total charge offs	(39,842)	(16,146)	(7,510)

Recoveries - Banking	824	882	858
Recoveries - Tax Refund Solutions	13,090	1,156	1,349
Total recoveries	13,914	2,038	2,207

Net loan charge offs/recoveries - Banking	(7,838)	(6,058)	(2,406)
Net loan charge offs/recoveries - Tax Refund Solutions	(18,090)	(8,050)	(2,897)
Net loan charge offs/recoveries	(25,928)	(14,108)	(5,303)

Provision for loan losses	33,975	16,205	6,820

Allowance for loan losses at end of year	$22,879	$14,832	$12,735

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Information regarding Republic’s impaired loans follows:

As of and for the years ended December 31, (in thousands)	2009	2008	2007

Loans with no allocated allowance for loan losses	$10,995	$—	$—
Loans with allocated allowance for loan losses	37,851	12,108	6,412

Total impaired loans	$48,846	$12,108	$6,412

Amount of the allowance for loan losses allocated	$4,718	$1,998	$1,499
Average of individually impaired loans during the year	35,930	13,355	10,049
Interest income recognized during impairment	—	—	—
Cash basis interest income recognized	—	—	—

Republic defines impaired loans to be those commercial loans that the Company has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Impaired loans also include loans accounted for as troubled debt restructurings (“TDRs”). The Company had allocated $3.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009. The Company had outstanding $37 million to customers whose loans were classified as a troubled debt restructuring as of December 31, 2009.

Detail of non-performing loans and non-performing assets follows:

December 31, (in thousands)	2009	2008	2007

Loans on non-accrual status	$43,136	$11,324	$8,303
Loans past due 90 days or more and still on accrual	8	2,133	1,318

Total non-performing loans	43,144	13,457	9,621
Other real estate owned	4,772	5,737	795
Total non-performing assets	$47,916	$19,194	$10,416

Non-performing loans to total loans	1.90%	0.58%	0.40%
Non-performing assets to total loans (including OREO)	2.11%	0.83%	0.43%

The composition of non-performing loans by loan type follows:

December 31, (in thousands)	2009	2008	2007

Residential real estate	$14,832	$7,147	$6,644
Commercial real estate	16,850	2,665	1,750
Real estate construction	9,500	2,749	882
Commercial	647	243	113
Consumer	71	86	109
Home equity	1,244	567	123
Total non-performing loans	$43,144	$13,457	$9,621

Non-accrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. As of December 31, 2009, 2008 and 2007, $18 million, $3 million and $731,000 of impaired loans were also classified as non-performing loans, respectively.

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table details RAL originations and loss reserves for 2009, 2008 and 2007:

Year Ended December 31, (in thousands)	2009	2008	2007

RAL Originations:

RALs originated and retained on balance sheet	$2,472,708	$683,073	$226,909
RALS originated and securitized	—	1,098,717	350,414
Total RALs originated	$2,472,708	$1,781,790	$577,323

RAL Losses:

Losses for RALs retained, net	$18,090	$8,051	$2,897
Net reduction to estimated future cash flows for securitized RALs	—	6,350	1,950
Total RAL losses, net	$18,090	$14,401	$4,847

RAL Loss Reserves and Provision for Loan Losses:

Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process. While the RAL application form is completed by the taxpayer in the tax-preparer’s office, the credit approval criteria is established by TRS and the underwriting decision is made by TRS. TRS reviews and evaluates all tax returns to determine the likelihood of IRS payment. If any attribute of the tax return appears to fall outside of predetermined parameters, TRS will not originate the RAL.

Profitability in the Company’s TRS segment is primarily driven by the volume of RAL transactions processed and the loss rate incurred on RALs, and is particularly sensitive to both measures. During 2009 (primarily the first quarter), the Company processed 39% more in dollars of RALs compared to the same period in 2008. The TRS segment’s provision for loan losses increased from $8.1 million during the year ended December 31, 2008 (with $7.5 million related to the first quarter of 2008) to $18.1 million during the year ended December 31, 2009 (with $22.0 million related to the first quarter of 2009). Included as a reduction to the 2009 TRS provision for loan losses was $2.4 million representing a limited preparer-provided guarantee for RAL product performance. Substantially all of this credit was recorded during the first quarter of 2009. Not included in the 2008 net provision for loan losses was $6.4 million for losses associated with securitized RALs which were recorded as a reduction to Net RAL securitization income because these losses represented a decrease in the net present value of the future estimated cash flows of the residual interest. The increase in losses associated with RALs during 2009 was primarily due to the increased overall volume coupled with higher estimated RAL losses as a percent of total originations related to an increase in the amount of refunds held by the IRS for reasons such as errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company.

At March 31st of each year the Company reserves for its estimated RAL losses for the year based on current year and historical funding patterns and based on information received from the IRS on current year payment processing. The Company charges off substantially all outstanding RALs by June 30th each year with subsequent collections recorded as recoveries. As of December 31, 2009, $23.1 million of RALs originated during 2009 were charged off compared to $15.3 million (includes $7.0 million of securitized RALs) at December 31, 2008 for RALs originated during 2008, representing 0.93% and 0.86% of total gross RALs originated during the respective tax years by the Company.

For additional discussion regarding TRS, see the following sections:

•                  Part II Item 8 “Financial Statements and Supplementary Data”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 4 “Securitization”

•                  Footnote 22 “Segment Information”

4.              SECURITIZATION

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

During the first quarters of 2008 and 2007 the securitization consisted of a total of $1.1 billion and $350 million of RALs originated and sold, respectively. The Company’s continuing involvement in RALs sold into the securitization was limited to only servicing of the RALs. Compensation for servicing of the securitized RALs was not contingent upon performance of the securitized RALs.

The Company concluded that the securitization was a sale as defined in FASB ASC topic 860 “Transfers and Servicing.” This conclusion was based on, among other things, legal isolation of assets, the ability of the purchaser to pledge or sell the assets, and the absence of a right or obligation of the Company to repurchase the financial assets.

Due to the excessive costs of securitization structures, which resulted from a significant lack of liquidity in the credit markets beginning during the latter half of 2008 and continuing thought 2009, the Company elected not to obtain funding from a securitization structure for the first quarter 2009 tax season. Instead, the Company utilized brokered certificates of deposits and its traditional borrowing lines of credit as its primary RAL funding source for the first quarter 2009 tax season. The corresponding accounting for this change in funding strategy has caused differences among some income and expense items when comparing income statement results for 2009 to results in 2008. The securitization had the effect during 2008 of reclassifying for securitized RALs the fee income earned, interest expense paid and provision expense into “Net RAL securitization income,” which is a component of non interest income. During 2009, these items were classified in interest income on loans, interest expense on deposits and provision for loan losses, respectively. For 2008, the Company recognized net RAL securitization income of $13.3 million ($12.6 million related to the quarter ended March 31, 2008).

Detail of Net RAL securitization income follows:

Year Ended December 31, (in thousands)	2009	2008	2007

Net gain on sale of RALs	$—	$8,307	$2,261
Increase in securitization residual	514	5,040	1,511
Net RAL securitization income	$514	$13,347	$3,772

For additional discussion regarding TRS, see the following sections:

•                  Part II Item 8 “Financial Statements and Supplementary Data”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 3 “Loans and Allowance for Loan Losses”

•                  Footnote 22 “Segment Information”

5.                   FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

In April 2009, the FASB finalized three ASCs regarding the accounting treatment for investments including mortgage backed securities. These ASCs changed the method for determining if an OTTI exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the ASCs reflect a more accurate representation of the credit and noncredit components of an OTTI event. These ASCs were effective for financial statements issued for periods ending after June 15, 2009. The Company recognized a $1.8 million cumulative effect of initially applying FASB ASC topic 320 “Investments — Debt and Equity Securities,” as an adjustment to retained earnings at April 1, 2009, with a corresponding adjustment to accumulated other comprehensive income. Due to current market conditions, all of these assets are extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with FASB ASC topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities.

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

Mortgage loans held for sale: The fair value of mortgage loans held for sale is determined using quoted secondary market prices. Mortgage loans held for sale are classified as Level 2 in the fair value hierarchy.

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

5.                   FAIR VALUE (continued)

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

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

Assets and liabilities measured at fair value under on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at
		December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$48,000	$—	$48,082	$—	$48,082
Private label mortgage backed and other private label mortgage-related securities	8,085	—	—	5,901	5,901
Mortgage backed securities	227,792	—	238,154	—	238,154
Collateralized mortgage obligations	123,536	—	124,174	—	124,174
Total securities available for sale	$407,413	$—	$410,410	$5,901	$416,311
Mandatory forward contracts	$—	$—	$616	$—	$616

Rate lock loan commitments	—	—	53	—	53

Mortgage loans held for sale	5,445	—	5,445	—	5,445

5.              FAIR VALUE (continued)

		Fair Value Measurements at
		December 31, 2008 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$458,245	$—	$458,840	$—	$458,840
Private label mortgage backed and other private label mortgage-related securities	14,678	—	—	14,678	14,678
Mortgage backed securities	305,902	—	308,235	—	308,235
Collateralized mortgage obligations	74,130	—	72,156	—	72,156
Total securities available for sale	$852,955	$—	$839,231	$14,678	$853,909
Mandatory forward contracts	$—	$—	$(451)	$—	$(451)

Rate lock loan commitments	—	—	543	—	543

Mortgage loans held for sale	11,298	—	11,298	—	11,298

The tables below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2009 and 2008:

Securities available for Sale - Private label mortgage backed and other private label mortgage-related securities

December 31, (in thousands)	2009	2008

Balance, beginning of year	$14,678	$—

Transfer into Level 3	—	22,085
Total gains or losses included in earnings:
Net realized OTTI loss	(5,822)	—
Net change in unrealized gain / loss	584	(3,364)
Premium amortization	—	(47)
Principle paydowns	(3,539)	(3,996)
Balance, end of year	$5,901	$14,678

Trading securities - Residual interest in the RAL securitization

As detailed above in Footnote 3 “Loans and Allowance for Loan Losses,” the Company elected not to obtain funding from a securitization structure for the first quarter 2009 tax season.

Year Ended December 31, (in thousands)	2008

Balance, January 1, 2008	$—
Increase in RAL securitization residual	5,040
Retained securitization residual	102,059
Paydown of trading securities	(107,099)
Balance, December 31, 2008	$—

The Company recorded a net gain on sale of sale of RALs of $8.3 million during 2008.

5.              FAIR VALUE (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans	$48,846	$—	$—	$44,128	$44,128
Other real estate owned	1,276	—	—	1,276	1,276
Mortgage servicing rights	8,430	—	10,475	—	10,475

		Fair Value Measurements at
		December 31, 2008 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans	$12,108	$—	$—	$10,110	$10,110
Other real estate owned	263	—	—	263	263
Mortgage servicing rights	5,809	—	5,809	—	5,809

The following section details impairment charges recognized during the period:

The Company recorded realized impairment losses related to its Level 3 private label mortgage backed and other private label mortgage-related securities totaling $5.8 million and $16.3 million for the year ended December 31, 2009 and 2008. See Footnote 2 “Investment Securities” for additional detail.

At December 31, 2009 and 2008, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $49 million and $12 million, with a valuation allowance of $5 million and $2 million, resulting in an additional provision for loan losses of $1.9 million and $499,000 for the years ended December 31, 2009 and 2008, respectively.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net had a carrying amount of $1.3 million, which is made up of the outstanding balance of $2.1 million, net of a valuation allowance of $799,000 at December 31, 2009, resulting in a write-down of $799,000 for the year ending December 31, 2009.

Mortgage servicing rights, which are carried at lower of cost or fair value, were written down $1.3 million during the fourth quarter of 2008 related to the impairment of six of the 24 tranches within the portfolio. Due primarily to a decline in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained, the fair value of the Company’s MSRs increased during 2009. As a result of this increase, the Company reduced its corresponding valuation allowance by $1.1 million during the first quarter of 2009 and an additional $122,000 during the second quarter of 2009. No MSR valuation allowance existed at December 31, 2009.

5.              FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
December 31, (in thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$1,068,179	$1,068,179	$616,303	$616,303
Securities available for sale	416,311	416,311	853,909	853,909
Securities to be held to maturity	50,924	51,135	50,765	49,224
Mortgage loans held for sale	5,445	5,445	11,298	11,298
Loans, net	2,245,353	2,259,654	2,289,025	2,334,945
Federal Home Loan Bank stock	26,248	26,248	25,082	25,082
Accrued interest receivable	10,049	10,049	13,252	13,252

Liabilities:
Deposits:
Non interest-bearing accounts	318,275	318,275	273,203	273,203
Transaction accounts	940,171	940,171	960,770	960,770
Time deposits	1,344,035	1,349,268	1,509,396	1,547,830
Securities sold under agreements to repurchase and other short-term borrowings	299,580	299,580	339,012	339,012
Subordinated note	41,240	41,148	41,240	41,154
Federal Home Loan Bank advances	637,607	636,600	515,234	546,391
Accrued interest payable	2,888	2,888	6,592	6,592

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance sheet items is not considered material.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

6.              MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

December 31, (in thousands)	2009	2008

Balance, beginning of year	$11,298	$4,278
Origination of mortgage loans held for sale	556,685	234,759
Proceeds from the sale of mortgage loans held for sale	(573,870)	(232,192)
Net gain in sale of mortgage loans held for sale	11,332	4,453
Balance, end of year	$5,445	$11,298

Mortgage loans serviced for others are not reported as assets. Republic serviced loans for others (primarily FHLMC) totaling $1.2 billion and $1.1 billion at December 31, 2009 and 2008. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were $16.4 million and $15.7 million at December 31, 2009 and 2008.

Mortgage banking activities primarily include residential mortgage originations and servicing. The following table presents the components of Mortgage Banking income:

December 31, (in thousands)	2009	2008	2007

Net gain on sale of mortgage loans held for sale	$11,332	$4,453	$2,185
Change in mortgage servcing rights valuation allowance	1,255	(1,255)	—
Loan servicing income, net of amortization	(1,566)	338	788
Mortgage banking income	$11,021	$3,536	$2,973

Net loan servicing income above consists of loan servicing income of $2,900,000, $2,600,000 and $2,406,000 for the years ended 2009, 2008 and 2007 net of amortization of $4,466,000, $2,262,000 and $1,618,000 for the same periods, respectively.

Activity for capitalized mortgage servicing rights was as follows:

December 31, (in thousands)	2009	2008	2007

Balance, beginning of year	$5,809	$6,706	$6,072
Additions	5,833	2,620	2,252
Amortized to expense	(4,467)	(2,262)	(1,618)
Change in valuation allowance	1,255	(1,255)	—
Balance, end of year	$8,430	$5,809	$6,706

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

December 31, (in thousands)	2009	2008	2007

Balance, beginning of year	$(1,255)	$—	$—
Additions to expense	—	(1,255)	—
Reductions credited to operations	1,255	—	—
Direct write downs	—	—	—
Balance, end of year	$—	$(1,255)	$—

6.              MORTGAGE BANKING ACTIVITIES (continued)

The fair value of MSRs was $10.5 million and $7.0 million at December 31, 2009 and 2008. The fair value for year end 2009 was calculated using a discount rate of 9% with prepayment speeds ranging from 170% to 379%, depending on the stratification of the specific MSR, and a weighted average default rate of 1.50%. The fair value for year end 2008 was calculated using a discount rate of 12% with prepayment speeds ranging from 187% to 509% and a weighted average default rate of 1.50%.

The weighted average estimated remaining life of the MSR portfolio is approximately 5 years. Estimated future amortization expense of the MSR portfolio follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

Year	(in thousands)

2010	$1,723
2011	1,723
2012	1,707
2013	1,331
2014	737
Thereafter	1,209
Total	$8,430

Mortgage Banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts and rate lock loan commitments. Mandatory forward contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock loan commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.

The Company adopted FASB ASC topic 815, “Derivative and Hedging” at the beginning of the first quarter of 2009, and has included the expanded disclosures required by that statement.

The following tables include the notional amounts and realized gain (loss) for Mortgage Banking derivatives recognized in Mortgage Banking income as of December 31, 2009 and 2008:

December 31, (in thousands)	2009	2008

Mandatory forward contracts:
Notional amount	$32,270	$43,865
Change in fair value of mandatory forward contracts	616	(451)

Rate lock loan commitments:
Notional amount	$28,734	$66,902
Change in fair value of rate lock loan commitments	(338)	84

Mandatory forward contracts also contain an element of risk in that the counterparties may be unable to meet the terms of such agreements. In the event the counterparties fail to deliver commitments or are unable to fulfill their obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management and the Board of Directors. The Company does not expect any counterparty to default on their obligations and therefore, the Company does not expect to incur any cost related to counterparty default.

6.              MORTGAGE BANKING ACTIVITIES (continued)

The Company is exposed to interest rate risk on loans held for sale and rate lock loan commitments. As market interest rates fluctuate, the fair value of mortgage loans held for sale and rate lock commitments will decline or increase. To offset this interest rate risk, the Company enters into derivatives such as mandatory forward contracts to sell loans. The fair value of these mandatory forward contracts will fluctuate as market interest rates fluctuate, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate loan lock commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including market interest rate volatility, the amount of rate lock commitments that close, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.

7.              PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2009	2008

Land	$4,841	$6,936
Buildings and improvements	27,244	27,196
Furniture, fixtures and equipment	40,889	38,117
Leasehold improvements	12,154	11,716
Construction in progress	1,405	970
Total premises and equipment	86,533	84,935
Less: Accumulated depreciation and amortization	47,153	42,050
Premises and equipment, net	$39,380	$42,885

During the first quarter of 2009, the Company transferred $2.1 million from land to OREO, as management modified its intent to develop a banking center on land acquired during the GulfStream Community Bank purchase. The Company recorded an OREO write-down of $1.3 million related to this property during the first quarter of 2009.

Depreciation expense related to premises and equipment was $5.4 million in 2009, $5.3 million in 2008 and $5.5 million in 2007.

8.              GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill follows:

December 31, (in thousands)	2009	2008

Beginning of year	$10,168	$10,168
Acquired goodwill	—	—
Impairment	—	—

End of year	$10,168	$10,168

The Goodwill balance relates entirely to the Traditional Banking segment.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the Company’s single reporting unit, including the existing goodwill and intangible assets and estimating the fair value of the reporting unit. The Company determined the fair value of its reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test.

8.              GOODWILL AND INTANGIBLE ASSETS (continued)

The Company’s annual impairment analysis, conducted as of September 30, 2009, indicated that the Step 2 analysis was not necessary. Step 2 of the goodwill impairment test would be performed to measure the impairment loss. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Detail of acquired intangible assets follows:

	2009		2008
Years ended December 31, (in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$601	$405	$601	$303

Aggregate core deposit intangible amortization expense was $101,000, $122,000 and $144,000 for 2009, 2008 and 2007.

Estimated future core deposit amortization expense is as follows:

Year	(in thousands)

2010	$80
2011	59
2012	37
2013	20

9.              DEPOSITS

Time deposits of $100,000 or more, including brokered certificates of deposit, were $1.1 billion and $1.2 billion at December 31, 2009 and 2008.

At December 31, 2009, the scheduled maturities of all time deposits, including brokered certificates of deposit were as follows:

Year	(in thousands)

2010	$1,226,483
2011	67,089
2012	35,614
2013	10,930
2014	3,678
Thereafter	241
Total	$1,344,035

During the fourth quarter of 2009, the Company obtained $921 million in brokered deposits to be utilized to fund the first quarter 2010 RAL program. These brokered deposits had a weighted average life of three months with a weighted average rate of 0.51%.

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

December 31, (dollars in thousands)	2009	2008	2007

Outstanding balance at end of year	$299,580	$339,012	$398,296
Weighted average interest rate at year end	0.30%	0.36%	3.40%
Average outstanding balance during the year	$323,688	$375,676	$433,809
Average interest rate during the year	0.33%	1.65%	4.40%
Maximum outstanding at any month end	$318,769	$415,058	$493,838

At December 31, 2009, all securities sold under agreements to repurchase had overnight maturities.

11.       FHLB ADVANCES

At December 31, 2009 and 2008, FHLB advances were as follows:

December 31, (in thousands)	2009	2008

Putable fixed interest rate advances with a weighted average interest rate of 4.51%(1)	$150,000	$150,000

Fixed interest rate advances with a weighted average interest rate of 3.24% due through 2035	487,607	365,234
Total FHLB advances	$637,607	$515,234

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At December 31, 2009, Republic had available collateral to borrow an additional $215 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions.

11.       FHLB ADVANCES (continued)

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2010	$92,000
2011	100,000
2012	85,000
2013	91,000
2014	143,000
Thereafter	126,607
Total	$637,607

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (in thousands)	2009	2008

First lien, single family residential real estate	$733,511	$799,932
Home equity lines of credit	91,014	121,470
Multi-family commercial real estate	38,526	38,082

12.       SUBORDINATED NOTE

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., issued $40 million in Trust Preferred Securities (“TPS”). The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The TPS mature in September, 2035 and are redeemable at the Company’s option after ten years. The TPS pay a fixed interest rate for ten years and adjust with LIBOR + 1.42% thereafter. RBCT used the proceeds from the sale of the TPS to purchase $41.2 million of unsecured fixed/floating rate subordinated debentures. The subordinated debentures mature in whole in September, 2035 and are redeemable at the Company’s option after ten years. The subordinated debentures are currently treated as Tier 1 Capital for regulatory purposes and the related interest expense, currently payable quarterly at the annual rate of 6.015%, is included in the consolidated financial statements.

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

13.  INCOME TAXES

Allocation of federal income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2009	2008	2007

Current expense:
Federal	$27,045	$23,902	$13,932
State	1,197	1,126	298
Deferred expense:
Federal	(4,424)	(6,503)	(934)
State	75	(290)	(15)

Total	$23,893	$18,235	$13,281

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

Years Ended December 31,	2009	2008	2007

Federal statutory rate times financial statement income
Effect of:	35.00%	35.00%	35.00%
State taxes, net of federal tax benefit	1.24	1.08	0.49
General business tax credits	(1.34)	(1.63)	(1.95)
Other, net	1.29	0.69	1.23

Effective tax rate	36.19%	35.14%	34.77%

Year-end deferred tax assets and liabilities were due to the following:

December 31, (in thousands)	2009	2008

Deferred tax assets:
Allowance for loan losses	$7,344	$4,526
Accrued expenses	3,218	2,200
Depreciation	115	(140)
Net operating loss carryforward (1)	677	632
Other-than-temporary impairment	5,822	6,334

Total deferred tax assets	17,176	13,552

Deferred tax liabilities:
Unrealized investment securities gains	(3,114)	(334)
Federal Home Loan Bank dividends	(4,243)	(4,300)
Stock options	(3)	(11)
Deferred loan fees	(495)	(645)
Mortgage servicing rights	(3,006)	(2,552)
Other	(1,104)	(1,253)

Total deferred tax liabilities	(11,964)	(9,095)

Less: Valuation allowance	(677)	(522)

Net deferred tax asset	$4,534	$3,935

(1) The Company has a Kentucky net operating loss carry forward of $11.3 million which begins to expire in 2012.  The company maintains a valuation allowance as it does not anticipate generating taxable income in Kentucky to utilize this carry forward prior to expiration.

13.  INCOME TAXES (continued)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31, (in thousands)	2009	2008

Balance, beginning of year	$535	$450
Additions based on tax positions related to the current year	93	129
Additions for tax positions of prior years	8	287
Reductions for tax positions of prior years	(259)	(66)
Reductions due to the statute of limitations	—	—
Settlements	—	(265)

Balance, end of year	$377	$535

Of the 2009 total, $240,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement was a benefit of $42,000 and a benefit of $1,200 for the years ended December 31, 2009 and 2008. The Company had accrued approximately $159,000 and $201,000 for the payment of interest and penalties at December 31, 2009 and 2008.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2005.

14.  EARNINGS PER SHARE

Class A and Class B shares participate equally in undistributed earnings. The difference in earnings per share between the two classes of common stock results solely from the 10% per share cash dividend premium paid on Class A Common Stock over that paid on Class B Common Stock. As discussed in Footnote 15, “Stockholders’ Equity” of this section of the document.

The factors used in the earnings per share computation follow:

Years Ended December 31, (in thousands, except per share data)	2009	2008	2007

Net income	$42,131	$33,652	$24,913

Weighted average shares outstanding	20,749	20,518	20,458
Effect of dilutive securities	135	306	382
Average shares outstanding including dilutive securities	20,884	20,824	20,840

Basic earnings per share:
Class A Common Stock	$2.04	$1.65	$1.22
Class B Common Stock	1.99	1.60	1.18

Diluted earnings per share:
Class A Common Stock	$2.02	$1.62	$1.20
Class B Common Stock	1.98	1.58	1.16

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

Years Ended December 31,	2009	2008	2007

Antidilutive stock options	650,553	649,197	367,819
Average antidilutive stock options	644,980	332,076	364,077

15.       STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2009 RB&T could, without prior approval, declare dividends of approximately $42 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

Regulatory Capital Requirements — The Parent Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. RB&T is a Kentucky chartered commercial banking and trust company, and as such, it is subject to supervision and regulation by the FDIC and the Kentucky Department of Financial Institutions. Republic Bank is a federally chartered savings bank institution, and as such, it is subject to supervision and regulation by the OTS and secondarily by the FDIC, as the deposit insurer. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2009 and 2008, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

With regard to Republic Bank, the Qualified Thrift Lender (“QTL”) test requires at least 65% of assets be maintained in housing-related loans and investments and other specified areas for nine out of the twelve calendar months each year. If this test is not met for at least nine out of twelve months, limits are placed on growth, branching, new investments, FHLB advances and dividends, or Republic Bank must convert to a commercial bank charter. Republic Bank met the requirements of the QTL test for at least nine out of twelve calendar months for 2009.

15.       STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS (continued)

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009

Total Capital to risk weighted assets
Republic Bancorp, Inc.	$360,997	18.37%	$157,226	8%	N/A	N/A
Republic Bank & Trust Co.	312,200	16.42	152,123	8	$190,154	10%
Republic Bank	19,066	30.94	4,929	8	6,161	10

Tier 1 (Core) Capital to risk weighted assets
Republic Bancorp, Inc.	339,030	17.25	78,613	4	N/A	N/A
Republic Bank & Trust Co.	267,553	14.07	76,062	4	114,092	6
Republic Bank	18,296	29.70	2,465	4	3,697	6

Tier 1 Leverage Capital to average assets
Republic Bancorp, Inc.	339,030	10.52	129,312	4	N/A	N/A
Republic Bank & Trust Co.	267,553	8.55	125,206	4	156,508	5
Republic Bank	18,296	16.07	4,970	4	6,212	5

Tangible Capital (to adjusted assets)
Republic Bank	18,296	16.22	—	—	—	—

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008

Total Capital to risk weighted assets
Republic Bancorp, Inc.	$319,087	15.43%	$165,412	8%	N/A	N/A
Republic Bank & Trust Co.	301,001	14.97	160,901	8	$201,127	10%
Republic Bank	12,522	22.74	4,405	8	5,506	10

Tier 1 (Core) Capital to risk weighted assets
Republic Bancorp, Inc.	304,255	14.72	82,706	4	N/A	N/A
Republic Bank & Trust Co.	263,213	13.09	80,451	4	120,676	6
Republic Bank	12,028	21.85	2,202	4	3,304	6

Tier 1 Leverage Capital to average assets
Republic Bancorp, Inc.	304,255	8.80	138,787	4	N/A	N/A
Republic Bank & Trust Co.	263,213	7.76	135,773	4	169,716	5
Republic Bank	12,028	15.70	3,484	4	4,355	5

Tangible Capital (to adjusted assets)
Republic Bank	12,028	15.46	—	—	—	—

16.  STOCK PLANS AND STOCK BASED COMPENSATION

At December 31, 2009, the Company had two stock option plans and a director deferred compensation plan. The stock option plans consist of the 1995 Stock Option Plan (“1995 Plan”) and the 2005 Stock Incentive Plan (“2005 Plan”). With regard to the 1995 Plan, no additional grants were made in 2009 and none will be made in the future.

The Company recorded stock option compensation expense of $723,000, $626,000 and $961,000 during 2009, 2008 and 2007. Since the stock options are incentive stock options and there were no disqualifying dispositions, no tax benefit related to this expense was recognized. No options were modified during the years ended December 31, 2009, 2008 and 2007.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2009	2008	2007

Risk-free interest rate	1.80%	2.07%	4.66%
Expected dividend yield	2.56%	2.41%	1.98%
Expected stock price volatility	28.57%	26.00%	22.31%
Expected life of options (in years)	6	6	6
Estimated fair value per share	$4.17	$4.25	$5.52

16.  STOCK PLANS AND STOCK BASED COMPENSATION (continued)

A summary of the activity in the stock option plan for 2009 follows:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	1,284,213	$17.72
Granted	16,000	18.90
Exercised	(260,446)	11.11
Forfeited or expired	(49,392)	17.36
Outstanding, end of year	990,375	$19.50	3.28	$1,916,262
Fully vested and expected to vest	922,653	$19.40	2.27	$1,868,600
Exercisable (vested) at end of year	205,936	$15.82	0.54	$988,345

Information related to the stock option plan during each year follows:

December 31, (in thousands)	2009	2008	2007

Intrinsic value of options exercised	$2,420	$4,480	$2,232
Cash received from options exercised, net of shares redeemed	1,875	1,626	1,351
Weighted average fair value of options granted	75	1,648	66

Non executive officer employees had loans outstanding of $1.5 million and $1.3 million at December 31, 2009 and 2008 that were originated to fund stock option exercises.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) is estimated as follows:

Year	(in thousands)

2010	$604
2011	563
2012	428
2013	241
2014 and thereafter	85

Total	$1,921

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

16.  STOCK PLANS AND STOCK BASED COMPENSATION (continued)

The following table presents information on director deferred compensation shares reserved for the periods shown:

	2009		2008
Years ended December 31,	Shares Deferred	Weighted Average Market Price at Date of Deferral	Shares Deferred	Weighted Average Market Price at Date of Deferral

Balance, beginning of period	24,603	$20.27	20,154	$17.65
Awarded	7,657	19.89	5,753	24.24
Released	(256)	17.36	(1,304)	19.75
Balance, end of period	32,004	$20.19	24,603	$20.27

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2009	2008	2007

Director deferred compensation expense	$152	$139	$146

17.  BENEFIT PLANS

Republic maintains a 401(k) plan for eligible employees who have been employed for at least 30-days and have reached the age of 21. Participants in the plan have the option to contribute from 1% to 100% of their annual eligible compensation up to the maximum allowed by the IRS. Effective January 1, 2009, the Company increased the Company match to 100% of participant contributions up to 1% and an additional 75% for participant contributions between 2% and 5% of each participant’s annual eligible compensation. In addition, vesting in Company contributions were changed from a period of six years of employment to two years of employment. In 2008 and 2007, Republic matched 50% of participant contributions up to 5% of each participant’s annual eligible compensation for the same respective periods.

Republic’s matching contributions were $1.6 million, $692,000 and $684,000 for the years ended December 31, 2009, 2008 and 2007. Republic’s contribution may increase if the Company achieves certain operating goals. The Company contributed a “bonus” 401(k) match payment of $343,000 in 2009, related to fiscal year 2008 based on attainment of income goals. There will be no payment in 2010 and there was no payment in 2008, as the Company failed to achieve its required income goals to pay the match during these periods.

Republic also maintains an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees. Shares in the ESOP are allocated to eligible employees based on the principal payments of the associated loan over the term of the loan, which is ten years. Participants become fully vested in allocated shares after five years of credited service and may receive their distributions in the form of cash or stock. In 2008, the loan was paid off and at December 31, 2008, there were no remaining unallocated shares. Effective July 1, 2007, the Company ceased accepting new participants into the ESOP plan. In 2008, the Company declared that all active unvested participants that had not completed five years of service as of December 31, 2008 would become 100% vested effective January 1, 2009. Additional details regarding the ESOP plan follows:

Years Ended December 31, (in thousands)	2009	2008	2007

Unearned shares allocated to participants in the plan	—	48,883	45,939
Compensation expense	$—	$1,131,000	$850,000

The Company maintains a death benefit for the Chairman of the Company equal to three times the average compensation paid for the two years proceeding death. Upon a change in control, defined as a sale or assignment of more than 55% of the outstanding stock of the Company, the death benefit is canceled.

18.  LEASES, TRANSACTIONS WITH AFFILIATES AND RELATED PARTY TRANSACTIONS

Republic leases office facilities under operating leases from Republic’s Chairman of the Executive Committee and from limited liability companies in which Republic’s Chairman, Chief Executive Officer and Vice Chairman are partners. Rent expense for the years ended December 31, 2009, 2008 and 2007 under these leases was $3,132,000, $2,506,000 and $2,261,000. Total rent expense on all operating leases was $5.6 million, $4.7 million and $4.3 million for the years ended December 31, 2009, 2008 and 2007. Total minimum lease commitments under non cancelable operating leases are as follows:

(in thousands)	Affiliate	Other	Total

2010	$3,047	$3,529	$6,576
2011	2,482	3,243	5,725
2012	1,762	2,572	4,334
2013	1,833	1,380	3,213
2014	1,879	1,124	3,003
Thereafter	6,351	9,633	15,984

Total	$17,354	$21,481	$38,835

A director of Republic Bancorp, Inc. is the President and Chief Executive Officer of a company that leases space to Republic. Fees paid to the Company totaled $13,000 for each of the years ended December 31, 2009, 2008 and 2007.

A director of Republic Bancorp, Inc. is “of counsel” to a local law firm. Fees paid by Republic to this firm totaled $178,000, $269,000 and $168,000 in 2009, 2008 and 2007.

A director of Republic Bank & Trust Company is an executive manager of a public relations firm. Fees paid by Republic to this firm totaled $204,000, $120,000 and $6,000 in 2009, 2008 and 2007.

Loans made to executive officers and directors of Republic and their related interests during 2009 were as follows:

(in thousands)

Beginning balance	$36,231
Effect of changes in composition of related parties	(6,842)
New loans	5,140
Repayments	(7,181)

Ending balance	$27,348

Deposits from executive officers, directors, and their affiliates totaled $24.9 million and $21.5 million at December 31, 2009 and 2008.

19.  OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

As of December 31, 2009, exclusive of Mortgage Banking loan commitments, Republic had outstanding loan commitments of $479 million, which included unfunded home equity lines of credit totaling $301 million. At December 31, 2008, Republic had outstanding loan commitments of $495 million, which included unfunded home equity lines of credit totaling $321 million. These commitments generally have open ended maturities and variable rates. At December 31, 2009 rates primarily ranged from 3.00% to 7.50% with a weighted average rate of 4.76%.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $12 million and $6 million at December 31, 2009 and 2008. In addition to credit risk, the Company also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Company does not deem this risk to be material.

At December 31, 2009 and 2008, Republic had a $10 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Company uses a blanket pledge of eligible real estate loans to secure the letter of credit.

20.       PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2009	2008

Assets:

Cash and cash equivalents	$32,881	$8,425
Investment in subsidiaries	327,685	311,755
Other assets	3,214	3,881

Total assets	$363,780	$324,061

Liabilities and Stockholders’ Equity:

Subordinated note	$41,240	$41,240
Other liabilities	6,520	6,899
Stockholders’ equity	316,020	275,922

Total liabilities and stockholders’ equity	$363,780	$324,061

STATEMENTS OF INCOME

Years Ended December 31, (in thousands)	2009	2008	2007

Income and expenses:
Dividends from subsidiary	$55,856	$12,286	$10,951
Interest income	7	103	376
Other income	39	36	36
Less:
Interest expense	2,578	2,522	2,515
Other expenses	391	395	380

Income before income tax benefit	52,933	9,508	8,468
Income tax benefit	1,022	858	862

Income before equity in undistributed net income of subsidiaries	53,955	10,366	9,330
Equity in undistributed net income of subsidiaries	(11,824)	23,286	15,583

Net income	$42,131	$33,652	$24,913

20.       PARENT COMPANY CONDENSED FINANCIAL INFORMATION (continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2009	2008	2007

Operating activities:

Net income	$42,131	$33,652	$24,913
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	11,824	(23,286)	(15,583)
Director deferred compensation – Parent Company	86	71	62
Change in due from subsidiary	—	519	492
Change in other assets	667	(468)	(2,630)
Change in other liabilities	(20,880)	459	2,194

Net cash provided by operating activities	33,828	10,947	9,448

Investing activities:

Dividends on unallocated ESOP shares	—	(6)	(33)

Net cash used in investing activities	—	(6)	(33)

Financing activities:

Common Stock repurchases	(868)	(523)	(9,324)
Net proceeds from Common Stock options exercised	1,875	1,626	1,351
Cash dividends paid	(10,379)	(9,359)	(8,279)

Net cash used in financing activities	(9,372)	(8,256)	(16,252)

Net increase (decrease) in cash and cash equivalents	24,456	2,685	(6,837)

Cash and cash equivalents at beginning of year	8,425	5,740	12,577

Cash and cash equivalents at end of year	$32,881	$8,425	$5,740

21.       OTHER COMPREHENSIVE INCOME

December 31, (in thousands)	2009	2008	2007

Unrealized holding gains on available for sale securities	$4,306	$(13,689)	$2,426
Other-than-temporary impairment on available for sale securities recorded in other comprehensive income	584	—	—
Other-than-temporary impairment on available for sale securities associated with credit losses realized in income	5,822	16,281	—
Reclassification adjustment for gains realized in income	—	(1,917)	(8)

Net unrealized gains	10,712	675	2,418
Tax effect	(3,749)	(236)	(846)

Net of tax amount	$6,963	$439	$1,572

22.  SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, distinguished between Traditional Banking, Mortgage Banking and Tax Refund Solutions (“TRS”). They are also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as branches and subsidiary banks), which are then aggregated if operating performance, products/services, and customers are similar. Loans, investments and deposits provide the majority of the net revenue from Traditional Banking operations; servicing fees and loan sales provide the majority of revenue from Mortgage Banking operations; RAL fees, ERC/ERD fees and Net RAL securitization income provide the majority of the revenue from TRS. All Company operations are domestic.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using operating income. Goodwill is not allocated.  Income taxes are allocated based on income before income tax expense. Transactions among reportable segments are made at fair value.

For additional discussion regarding TRS, see the following sections:

•                  Part II Item 8 “Financial Statements and Supplementary Data”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 3 “Loans and Allowance for Loan Losses”

•                  Footnote 4 “Securitization”

Segment information for the years ended December 31, is as follows:

22.  SEGMENT INFORMATION (continued)

	Year Ended December 31, 2009
	Traditional	Tax Refund	Mortgage	Total
(dollars in thousands)	Banking	Solutions	Banking	Company

Net interest income	$110,352	$52,707	$804	$163,863
Provision for loan losses	15,885	18,090	—	33,975

Electronic Refund Check fees	—	25,289	—	25,289
Net RAL securitization income	—	514	—	514
Mortgage banking income	—	—	11,021	11,021
Net loss on sales, calls and impairment of securities	(5,822)	—	—	(5,822)
Other non interest income	26,467	52	100	26,619
Total on interest income	20,645	25,855	11,121	57,621

Total non interest expenses	92,513	27,318	1,654	121,485

Income before income tax expense	22,599	33,154	10,271	66,024
Income tax expense	7,237	13,175	3,481	23,893
Net income	$15,362	$19,979	$6,790	$42,131

Total assets	$2,976,663	$927,929	$14,176	$3,918,768

Net interest margin	3.79%	NM	NM	5.04%

	Year Ended December 31, 2008
	Traditional	Tax Refund	Mortgage	Total
(dollars in thousands)	Banking	Solutions	Banking	Company

Net interest income	$111,193	$18,166	$365	$129,724
Provision for loan losses	8,154	8,051	—	16,205

Electronic Refund Check fees	—	17,756	—	17,756
Net RAL securitization income	—	13,347	—	13,347
Mortgage banking income	—	—	3,536	3,536
Net loss on sales, calls and impairment of securities	(14,364)	—	—	(14,364)
Other non interest income	25,766	31	(112)	25,685
Total on interest income	11,402	31,134	3,424	45,960

Total non interest expenses	85,829	20,942	821	107,592

Income before income tax expense	28,612	20,307	2,968	51,887
Income tax expense	10,180	7,049	1,006	18,235
Net income	$18,432	$13,258	$1,962	$33,652

Total assets	$2,766,174	$1,154,777	$18,417	$3,939,368

Net interest margin	3.96%	NM	NM	4.20%

22.  SEGMENT INFORMATION (continued)

	Year Ended December 31, 2007
	Traditional	Tax Refund	Mortgage	Total
(dollars in thousands)	Banking	Solutions	Banking	Company

Net interest income	$87,314	$6,778	$386	$94,478
Provision for loan losses	3,923	2,897	—	6,820

Electronic Refund Check fees	—	4,189	—	4,189
Net RAL securitization income	—	3,772	—	3,772
Mortgage banking income	—	—	2,973	2,973
Net loss on sales, calls and impairment of securities	8	—	—	8
Other non interest income	27,748	153	(992)	26,909
Total on interest income	27,756	8,114	1,981	37,851

Total non interest expenses	79,138	7,371	806	87,315

Income before income tax expense	32,009	4,624	1,561	38,194
Income tax expense	10,958	1,780	543	13,281
Net income	$21,051	$2,844	$1,018	$24,913

Total assets	$2,879,275	$275,012	$11,072	$3,165,359

Net interest margin	2.95%	NM	NM	3.17%

NM — Not Meaningful

23.       REGULATORY MATTERS

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

RB&T received “High Satisfactory” ratings on the Investment Test component and the Service Test component evaluated as part of the CRA Evaluation. Based on issues identified within RB&T’s Refund Anticipation Loan (“RAL”) program, RB&T received a “Needs to Improve” rating on the Lending Test component, and as a result, a “Needs to Improve” rating on its overall rating.

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

In addition to the compliance issues cited in regard to the RAL program, the Order also required RB&T to correct Home Mortgage Disclosure Act (“HMDA”) reporting errors. As part of the Order, RB&T made corrections to its 2007 and 2006 HMDA reporting, in December of 2008. As a result of the errors in its 2007 and 2006 HMDA reporting, RB&T paid a $22,000 civil money penalty during the first quarter of 2009.

The Order also reflected other alleged consumer compliance violations. RB&T has addressed these other alleged violations and management believes it has implemented all necessary and required corrective actions regarding these items in accordance with the expectations of its regulator.

24.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2009 and 2008.

	Fourth	Third	Second	First
($ in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(3)

2009:

Interest income	$37,477	$38,265	$39,506	$97,357
Interest expense	10,087	10,529	11,585	16,541
Net interest income	27,390	27,736	27,921	80,816
Provision for loan losses	5,197	1,427	1,686	25,665
Net interest income after provision	22,193	26,309	26,235	55,151
Non interest income (1)(2)	8,324	7,888	10,907	30,502
Non interest expenses	25,550	25,739	26,554	43,642
Income before income tax expense	4,967	8,458	10,588	42,011
Income tax expense	1,123	2,797	3,721	16,252
Net income	3,844	5,661	6,867	25,759

Basic earnings per share:
Class A Common Stock	0.19	0.27	0.33	1.25
Class B Common Stock	0.17	0.26	0.32	1.24

Diluted earnings per share:
Class A Common Stock	0.19	0.27	0.33	1.24
Class B Common Stock	0.17	0.26	0.32	1.23

	Fourth	Third	Second	First
($ in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(3)

2008:

Interest income	$44,782	$43,927	$45,673	$67,760
Interest expense	16,805	16,081	16,400	23,132
Net interest income	27,977	27,846	29,273	44,628
Provision for loan losses	1,753	324	3,629	10,499
Net interest income after provision	26,224	27,522	25,644	34,129
Non interest income (1)(2)	990	3,414	7,612	33,944
Non interest expenses	26,226	23,983	23,703	33,680
Income before income tax expense	988	6,953	9,553	34,393
Income tax expense	384	2,451	3,130	12,270
Net income	604	4,502	6,423	22,123

Basic earnings per share:
Class A Common Stock	0.03	0.22	0.31	1.09
Class B Common Stock	0.02	0.21	0.30	1.08

Diluted earnings per share:
Class A Common Stock	0.03	0.22	0.31	1.07
Class B Common Stock	0.02	0.21	0.30	1.06

(1) - The Company recorded a net loss on sales, calls and impairment of securities of $5.8 million and $14.4 million for the years ended December 31, 2009 and 2008.

(2) - The Company recorded a $1.3 million impairment charge related to its mortgage servicing rights portfolio during the fourth quarter of 2008. The majority of this impairment charge was reversed during the first quarter of 2009.

(3) - The first quarter of each year is significantly impacted by the TRS operating segment.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic Bancorp, Inc. for the 2010 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 22, 2010, all of which is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2009. There were no equity compensation plans not approved by security holders at December 31, 2009.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
1995 Stock Option Plan	292,399	(1)	$15.16	—
2005 Stock Incentive Plan	697,976	(1)	21.31	2,609,524

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

REPUBLIC BANCORP, INC.

March 11, 2010	By:	Steven E. Trager
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the registrant and in the capacities indicated.

/s/ Bernard M. Trager	Chairman of the Board and Director	March 11, 2010
Bernard M. Trager

/s/ Steven E. Trager	President, Chief Executive Officer & Director	March 11, 2010
Steven E. Trager

/s/ A. Scott Trager	Vice Chairman and Director	March 11, 2010
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and Chief Accounting Officer	March 11, 2010
Kevin Sipes

/s/ Craig A. Greenberg	Director	March 11, 2010
Craig Greenberg

/s/ Michael T. Rust	Director	March 11, 2010
Michael T. Rust

/s/ Sandra Metts Snowden	Director	March 11, 2010
Sandra Metts Snowden

/s/ R. Wayne Stratton	Director	March 11, 2010
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 11, 2010
Susan Stout Tamme

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

3(ii)	Amended Bylaws (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File Number: 0-24649))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

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

10.48*	1995 Stock Option Plan (as amended to date) (Incorporated by reference to Registrant’s Form S-8 filed November 30, 2004 (Commission File Number: 333-120856))

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

10.57*	2005 Stock Incentive Plan Amendment Number 1 (Incorporated by reference to Exhibit 10.61 of Registrant’s Form 10-K filed March 6, 2009 (Commission File Number: 0-24649))

10.58	Order to Cease and Desist dated February 27, 2009 (Incorporated by reference to Exhibit 10.62 of Registrant’s Form 10-K filed March 6, 2009 (Commission File Number: 0-24649))

10.59**

Program Agreement dated September 19, 2007, between Republic Bank & Trust Company and Jackson Hewitt Inc. (Incorporated by reference to Exhibit 10.31 of Registrant’s Form 10-Q filed November 9, 2007 (Commission File Number: 0-24649))

No.	Description

10.60**

Program Agreement First Amendment dated December 2, 2008, between Republic Bank & Trust Company and Jackson Hewitt Inc. (Incorporated by reference to Exhibit 10.59 of Registrant’s Form 10-K filed March 6, 2009 (Commission File Number: 0-24649))

10.61**

Technology Services Agreement dated September 19, 2007, between Republic Bank & Trust Company and Jackson Hewitt Technology Services LLC (Incorporated by reference to Exhibit 10.32 of Registrant’s Form 10-Q filed November 9, 2007 (Commission File Number: 0-24649))

10.62**

Technology Services Agreement First Amendment dated December 2, 2008, between Republic Bank & Trust Company and Jackson Hewitt Technology Services LLC (Incorporated by reference to Exhibit 10.60 of Registrant’s Form 10-K filed March 6, 2009 (Commission File Number: 0-24649))

10.63**	Program Agreement Second Amendment dated November 23, 2009, between Republic Bank & Trust Company and Jackson Hewitt Inc.

10.64**	Technology Services Agreement Second Amendment dated November 23, 2009, between Republic Bank & Trust Company and Jackson Hewitt Technology Services LLC

10.65**	Program Agreement Third Amendment dated December 29, 2009, between Republic Bank & Trust Company and Jackson Hewitt Inc.

10.66**	Technology Services Agreement Third Amendment dated December 29, 2009, between Republic Bank & Trust Company and Jackson Hewitt Technology Services LLC

10.67**	Amendment to Marketing and Servicing Agreement dated December 27, 2009, between Republic Bank & Trust Company and JTH Tax, Inc. d/b/a Liberty Tax Service.

21	Subsidiaries of Republic Bancorp, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer, pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002

32***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

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