Form 10-Q
period 2010-03-31
REPUBLIC BANCORP INC /KY/
filed 2010-04-23
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 23, 2010, was 18,509,995 and 2,308,974, respectively.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	March 31,	December 31,
	2010	2009
ASSETS:

Cash and cash equivalents	$322,291	$1,068,179
Securities available for sale	410,935	416,311
Securities to be held to maturity (fair value of $49,731 in 2010 and $51,135 in 2009)	49,296	50,924
Mortgage loans held for sale	5,801	5,445
Loans, net of allowance for loan losses of $25,640 and $22,879 (2010 and 2009)	2,247,548	2,245,353
Federal Home Loan Bank stock, at cost	26,274	26,248
Premises and equipment, net	38,300	39,380
Goodwill	10,168	10,168
Other assets and accrued interest receivable	70,382	56,760

TOTAL ASSETS	$3,180,995	$3,918,768

LIABILITIES

Deposits
Non interest-bearing	$473,221	$318,275
Interest-bearing	1,425,909	2,284,206
Total deposits	1,899,130	2,602,481

Securities sold under agreements to repurchase and other short-term borrowings	275,111	299,580
Federal Home Loan Bank advances	545,564	637,607
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	62,736	21,840

Total liabilities	2,823,781	3,602,748

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,917	4,917
Additional paid in capital	126,627	126,376
Retailed earnings	220,783	178,944
Accumulated other comprehensive income	4,887	5,783

Total stockholders’ equity	357,214	316,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,180,995	$3,918,768

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
INTEREST INCOME:

Loans, including fees	$82,483	$91,326
Taxable investment securities	3,745	5,154
Tax exempt investment securities	6	6
Federal Home Loan Bank stock and other	995	871
Total interest income	87,229	97,357

INTEREST EXPENSE:

Deposits	4,319	10,338
Securities sold under agreements to repurchase and other short-term borrowings	240	339
Federal Home Loan Bank advances	5,178	5,244
Subordinated note	620	620
Total interest expense	10,357	16,541

NET INTEREST INCOME	76,872	80,816

Provision for loan losses	16,790	25,665

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	60,082	55,151

NON INTEREST INCOME:

Service charges on deposit accounts	3,872	4,422
Electronic refund check fees	53,168	22,905
Net RAL securitization income	195	412
Mortgage banking income	1,012	4,174
Debit card interchange fee income	1,220	1,159

Total impairment losses on investment securities	(69)	(3,125)
Loss recognized in other comprehensive income	—	—
Net impairment loss recognized in earnings	(69)	(3,125)

Other	479	555
Total non interest income	59,877	30,502

NON INTEREST EXPENSES:

Salaries and employee benefits	17,378	14,516
Occupancy and equipment, net	6,418	5,909
Communication and transportation	2,469	1,923
Marketing and development	8,592	10,977
FDIC insurance expense	1,117	1,050
Bank franchise tax expense	1,145	635
Data processing	720	770
Debit card processing expense	649	674
Supplies	1,032	878
Other real estate owned expense	301	1,711
Charitable contributions	5,486	421
FHLB advance prepayment expense	1,531	—
Other	4,301	4,178
Total non interest expenses	51,139	43,642

INCOME BEFORE INCOME TAX EXPENSE	68,820	42,011
INCOME TAX EXPENSE	24,192	16,252
NET INCOME	$44,628	$25,759

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (continued)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized gain (loss) on securities available for sale, net	$(1,055)	$1,624
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	203	—
Reclassification adjustment for losses (gains) realized in income	(45)	2,031
Other comprehensive income (loss)	(897)	3,655

COMPREHENISVE INCOME	$43,732	$29,414

BASIC EARNINGS PER SHARE:

Class A Common Stock	$2.15	$1.25
Class B Common Stock	2.13	1.24

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$2.14	$1.24
Class B Common Stock	2.13	1.23

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2010	18,499	2,309	$4,917	$126,376	$178,944	$5,783	$316,020

Net income	—	—	—	—	44,628	—	44,628

Net change in accumulated other comprehensive income	—	—	—	—	—	(896)	(896)

Dividend declared Common Stock:
Class A ($0.132 per share)	—	—	—	—	(2,444)	—	(2,444)
Class B ($0.121 per share)	—	—	—	—	(277)	—	(277)

Stock options exercised, net of shares redeemed	5	—	1	93	(28)	—	66

Repurchase of Class A Common Stock	(3)	—	(1)	(21)	(40)	—	(62)

Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—

Notes receivable on Common Stock, net of cash payments	—	—	—	(42)	—	—	(42)

Deferred director compensation expense - Company Stock	1	—	—	46	—	—	46

Stock based compensation expense	—	—	—	175	—	—	175

Balance, March 31, 2010	18,502	2,309	$4,917	$126,627	$220,783	$4,887	$357,214

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (in thousands)

	2010	2009
OPERATING ACTIVITIES:
Net income	$44,628	$25,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	4,465	3,017
Provision for loan losses	16,790	25,665
Net gain on sale of mortgage loans held for sale	(868)	(3,974)
Origination of mortgage loans held for sale	(49,109)	(183,563)
Proceeds from sale of mortgage loans held for sale	49,621	187,336
Net realized recovery of mortgage servicing rights	—	(1,133)
Increase in RAL securitization residual	195	412
Paydown of trading securities	(195)	(412)
Net realized loss on sales, calls and impairment of securities	69	3,125
Net gain on sale of other real estate owned	(7)	(20)
Writedowns of other real estate owned	220	1,663
Deferred director compensation expense - Company Stock	46	65
Stock based compensation expense	175	183
Net change in other assets and liabilities:
Accrued interest receivable	453	2,042
Accrued interest payable	(468)	(2,749)
Other assets	(13,290)	(19,352)
Other liabilities	40,009	39,800
Net cash provided by operating activities	92,734	77,864

INVESTING ACTIVITIES
Purchases of securities available for sale	(277,787)	(300,114)
Purchases of securities to be held to maturity	—	(1,166)
Purchases of Federal Home Loan Bank stock	(26)	—
Proceeds from calls, maturities and paydowns of securities available for sale	281,772	754,338
Proceeds from calls, maturities and paydowns of securities to be held to maturity	1,621	188
Proceeds from sales of other real estate owned	1,672	473
Net increase in loans	(22,343)	(34,210)
Purchases of premises and equipment	(952)	(1,320)
Net cash provided by/(used in) investing activities	(16,043)	418,189

FINANCING ACTIVITIES
Net change in deposits	(703,351)	(774,574)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(24,469)	(13,798)
Payments on Federal Home Loan Bank advances	(117,043)	(5,043)
Proceeds from Federal Home Loan Bank advances	25,000	125,000
Repurchase of Common Stock	(62)	(146)
Net proceeds from Common Stock options exercised	66	714
Cash dividends paid	(2,720)	(2,470)
Net cash used in financing activities	(822,579)	(670,317)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(745,888)	(174,264)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,068,179	616,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$322,291	$442,039

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (in thousands)

	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the quarter for:
Interest	$10,825	$19,290
Income taxes	781	63

SUPPLEMENTAL NONCASH DISCLOSURES

Transfers from loans to real estate acquired in settlement of loans	$3,316	$669

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — MARCH 31, 2010 AND 2009 (UNAUDITED) AND DECEMBER 31, 2009

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

For additional discussion regarding TRS, see the following sections:

•      Part I Item 1 “Financial Statements:”

•                  Footnote 3 “Loans and Allowance for Loan Losses”

•                  Footnote 10 “Segment Information”

•                  Footnote 11 “Regulatory Matters”

•      Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2009.

2.   INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$66,077	$28	$(328)	$65,777
Private label mortgage backed and other private label mortgage-related securities	7,663	164	(2,035)	5,792
Mortgage backed securities	202,771	8,945	—	211,716
Collateralized mortgage obligations	126,907	880	(137)	127,650
Total securities available for sale	$403,418	$10,017	$(2,500)	$410,935

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$48,000	$82	$—	$48,082
Private label mortgage backed and other private label mortgage-related securities	8,085	—	(2,184)	5,901
Mortgage backed securities	227,792	10,362	—	238,154
Collateralized mortgage obligations	123,536	765	(127)	124,174
Total securities available for sale	$407,413	$11,209	$(2,311)	$416,311

Mortgage backed Securities

At March 31, 2010, with the exception of the $5.8 million private label mortgage backed and other private label mortgage-related securities, substantially all of the mortgage backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) and Fannie Mae (“FNMA”), institutions which the government has affirmed its commitment to support. Because the decline in fair value of the mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

As mentioned throughout this filing, the Company’s mortgage backed securities portfolio includes private label mortgage backed and other private label mortgage-related securities with a fair value of $5.8 million which had net unrealized losses of approximately $2.1 million at March 31, 2010. As of March 31, 2010, the Company believes there is no further credit loss component of other-than-temporary impairment (“OTTI”) in addition to that which has already been recorded. Additionally, the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

The mortgage backed securities portfolio is predominantly backed by residential properties.

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
March 31, 2010 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$9,183	$211	$—	$9,394
Obligations of states and political subdivisions	384	38	—	422
Mortgage backed securities	2,606	127	—	2,733
Collateralized mortgage obligations	37,123	126	(67)	37,182
Total securities to be held to maturity	$49,296	$502	$(67)	$49,731

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2009 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$9,187	$90	$—	$9,277
Obligations of states and political subdivisions	384	38	—	422
Mortgage backed securities	2,748	108	(1)	2,855
Collateralized mortgage obligations	38,605	84	(108)	38,581
Total securities to be held to maturity	$50,924	$320	$(109)	$51,135

Sales of Securities Available for Sale

During the three months ended March 31, 2010 and 2009, there were no sales or calls of securities available for sale.

Market Loss Analysis

Securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
March 31, 2010 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$35,263	$(328)	$—	$—	$35,263	$(328)
Private label mortgage backed and other private label mortgage-related securities	5,134	(2,035)	—	—	5,134	(2,035)
Mortgage backed securities, including Collateralized mortgage obligations	22,912	(75)	11,740	(129)	34,652	(204)

Total	$63,309	$(2,438)	$11,740	$(129)	$75,049	$(2,567)

	Less than 12 months		12 months or more		Total
December 31, 2009 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$—	$—	$—	$—	$—	$—
Private label mortgage backed and other private label mortgage-related securities	5,901	(2,184)	—	—	5,901	(2,184)
Mortgage backed securities, including Collateralized mortgage obligations	19,738	(64)	12,093	(172)	31,831	(236)

Total	$25,639	$(2,248)	$12,093	$(172)	$37,732	$(2,420)

As of March 31, 2010, the Company’s security portfolio consisted of 136 securities, 16 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and other securities, as discussed below:

The amortized cost and fair value of the investment securities portfolio by contractual maturity at March 31, 2010 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities to be
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
March 31 2010, (in thousands)	Cost	Value	Value	Value

Due in one year or less	$2,000	$2,021	$3,184	$3,387
Due from one year to five years	—	—	5,878	5,924
Due from five years to ten years	64,077	63,756	505	505
Private label mortgage backed and other private label mortgage-related securities	7,663	5,792	—	—
Mortgage backed securities	202,771	211,716	2,606	2,733
Collateralized mortgage obligations	126,907	127,650	37,123	37,182
Total	$403,418	$410,935	$49,296	$49,731

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

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. The Company owned and continues to own four private label mortgage backed and other private label mortgage-related securities with an amortized cost of $7.7 million at March 31, 2010. All principal was written off for a fifth security previously owned by the Company, as losses on this security equaling Republic’s principal ownership was passed through to the Company by the servicer/trustee. None of these private label securities are guaranteed by government agencies. Approximately $1.9 million (Securities 1 through 3 in the table below) of these securities are mostly backed by “Alternative A” first lien mortgage loans. The remaining $5.8 million (Security 4 in the table below) represents an asset backed security with an insurance “wrap” or guarantee. The average life of these securities is currently estimated to be approximately two years.

Due to current market conditions, all of these assets remain extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with FASB ASC topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for these investments. See Footnote 6, “Fair Value” for additional discussion.

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

Prior to the second quarter of 2009, all unrealized losses related to the private label mortgage backed and other private label mortgage-related securities were transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified as net impairment losses on investment securities in the consolidated statement of income and comprehensive income. With the adoption of the above mentioned ASCs as of April 1, 2009, the Company recorded a cumulative effect adjustment to retained earnings for all unrealized losses in the Company’s private label mortgage backed and other private label mortgage-related securities which were deemed to be non-credit in nature with a corresponding adjustment to accumulated other comprehensive loss.

During the first quarter of 2009, prior to the adoption of the ASCs, the Company recognized total non cash OTTI charges to the income statement of $3.1 million for its private label mortgage backed securities and other private label mortgage-related securities.

The following table presents a rollforward of the credit losses recognized in earnings for the period ended March 31, 2010:

(in thousands)

Beginning balance, January 1, 2010	$17,266
Pass through of actual losses	(1,836)
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	69
Additions/Subtractions:
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—
Ending balance, March 31, 2010	$15,499

Further deterioration in economic conditions could cause the Company to record additional impairment charges related to credit losses of up to $7.7 million, which is the current gross amortized cost of the Company’s private label mortgage backed securities and other private label mortgage-related securities.

The following table details the credit ratings and the total impairment loss related to “all other factors” recorded as a component of accumulated other comprehensive income for the Company’s private label mortgage backed and other private label mortgage-related securities as of March 31, 2010:

			Gross	Cumulative
			Unrealized	Credit
	Amortized	Fair	Gains /	OTTI	Ratings as of March 31, 2010
(in thousands)	Cost	Value	(Losses)	Losses	S&P	Fitch	Moody’s

Security 1	$494	$658	$164	$(8,446)	CC	—	Ca
Security 2	1,094	1,079	(15)	(3,272)	CC	C	—
Security 3	257	250	(7)	(1,766)	CCC	C	—
Security 4	5,818	3,805	(2,013)	(2,015)	BB	—	—
Total	$7,663	$5,792	$(1,871)	$(15,499)

The ratings above range from imminent default (Fitch C) to speculative (S&P BB).

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2010	December 31, 2009

Amortized cost	$371,989	$427,444
Fair value	372,067	427,444

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

(in thousands)	March 31, 2010	December 31, 2009

Residential real estate	$1,076,748	$1,097,311
Commercial real estate	647,005	641,451
Real estate construction	78,556	83,090
Commercial	101,119	104,274
Consumer	51,999	21,651
Overdrafts	1,468	2,006
Home equity	316,293	318,449

Total loans	2,273,188	2,268,232
Less: Allowance for loan losses	25,640	22,879

Loans, net	$2,247,548	$2,245,353

Activity in the allowance for loan losses follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Allowance for loan losses at beginning of period	$22,879	$14,832

Charge offs - Banking	(1,993)	(895)
Charge offs - Tax Refund Solutions	(14,584)	(27,054)
Total charge offs	(16,577)	(27,949)

Recoveries - Banking	239	155
Recoveries - Tax Refund Solutions	2,309	5,175
Total recoveries	2,548	5,330

Net loan charge offs/recoveries - Banking	(1,754)	(740)
Net loan charge offs/recoveries - Tax Refund Solutions	(12,275)	(21,879)
Net loan charge offs/recoveries - Total Company	(14,029)	(22,619)

Provision for loan losses - Banking	2,777	22,008
Provision for loan losses - TRS	14,013	3,657
Provision for loan losses- Total Company	16,790	25,665

Allowance for loan losses at end of period	$25,640	$17,878

Information regarding Republic’s impaired loans follows:

(in thousands)	March 31, 2010	December 31, 2009

Loans with no allocated allowance for loan losses	$10,316	$10,995
Loans with allocated allowance for loan losses	38,761	37,851

Total impaired loans	$49,077	$48,846

Amount of the allowance for loan losses allocated	$4,510	$4,718
Average of individually impaired loans during the year	42,176	35,930
Interest income recognized during impairment	—	—
Cash basis interest income recognized	—	—

Republic defines impaired loans to be those commercial related loans that the Company has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Impaired loans also include loans accounted for as troubled debt restructurings (“TDRs”). As of March 31, 2010, the Company had allocated $3.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings. The Company had outstanding $38 million to customers whose loans were classified as a troubled debt restructuring, of which $11 million were on non-accrual status, as of March 31, 2010.

Detail of non-performing loans and non-performing assets follows:

(in thousands)	March 31, 2010	December 31, 2009

Loans on non-accrual status	$39,955	$43,136
Loans past due 90 days or more and still on accrual	4	8

Total non-performing loans	39,959	43,144
Other real estate owned	6,203	4,772
Total non-performing assets	$46,162	$47,916

Non-performing loans to total loans - Total Company	1.76%	1.90%
Non-performing loans to total loans - Banking Segment	1.78%	1.90%
Non-performing assets to total loans (including OREO)	2.03%	2.11%

The composition of non-performing loans by loan type follows:

(in thousands)	March 31, 2010	December 31, 2009

Residential real estate	$15,796	$14,832
Commercial real estate	12,540	16,850
Real estate construction	9,177	9,500
Commercial	481	647
Consumer	77	71
Home equity	1,888	1,244

Total non-performing loans	$39,959	$43,144

Non-accrual loans and loans past due 90 days or more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

RAL Loss Reserves and Provision for Loan Losses:

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

Annually, TRS’ goal for RAL losses is to be below 1.0% of total RALs originated for a given calendar year. As of March 31, 2010, $18.5 million of total RALs originated were outstanding past their expected funding date from the IRS compared to $33.9 million at March 31, 2009, representing 0.63% and 1.38% of total gross RALs originated during the respective tax years. As a result, TRS recorded a net provision for loan loss expense of $14.0 million and $22.0 million during the first quarter of 2010 and 2009. Included as a reduction to the first quarter 2009 TRS provision for loan losses was $2.8 million representing a limited preparer-provided guarantee for RAL product performance. Despite the increase in origination volume, the decrease in the Company’s provision for loan losses was largely due to improved underwriting criteria developed from the Company’s 2009 tax season funding history from the IRS.

The Company’s gross loss reserves for RALs equated to 0.55% and 1.01% of total RALs originated during the first quarter of each year. Based on the Company’s 2010 RAL volume, each 0.10% increase in the loss rate for RALs represents approximately $3.0 million in additional provision for loan loss expense. The Company expects the actual loss rate realized will be less than the current uncollected amount, as the Company will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the RALs.

The following table illustrates the effect on the second quarter 2010 provision for loan losses of TRS if final losses of RALs differ from management’s current estimate by as much as 5 basis points higher or 20 basis points lower:

As of March 31, 2010 (dollars in thousands)

Total RALs originated during the current year tax season:	$2,967,798

		Increase / (Decrease)
		In Provision
If % of RALs That Do	Provision for	For Loan Losses
Not Payoff Changes	Loan Losses	From Current Estimate

Increase 5 basis points	$15,497	$1,484
Current Estimate (Base)	14,013	—
Decrease 5 basis points	12,529	(1,484)
Decrease 10 basis points	11,045	(2,968)
Decrease 15 basis points	9,561	(4,452)
Decrease 20 basis points	8,077	(5,936)

For additional discussion regarding TRS, see the following sections:

•                  Part I Item 1 “Financial Statements:”

•                  Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”

•                  Footnote 10 “Segment Information”

•                  Footnote 11 “Regulatory Matters”

•                  Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

4.   DEPOSITS

Ending deposit balances were as follows at March 31, 2010 and December 31, 2009:

(in thousands)	March 31, 2010	December 31, 2009

Demand (NOW and SuperNOW)	$257,835	$245,502
Money market accounts	607,177	590,134
Brokered money market accounts	65,400	64,608
Internet money market accounts	6,002	6,236
Savings	37,265	33,691
Individual retirement accounts*	34,909	34,651
Time deposits, $100,000 and over*	174,462	169,548
Other certificates of deposit*	131,542	135,171
Brokered certificates of deposit*	111,317	1,004,665

Total interest-bearing deposits	1,425,909	2,284,206
Total non interest-bearing deposits	473,221	318,275

Total	$1,899,130	$2,602,481

* - Represents time deposits

During the fourth quarter of 2009, the Company obtained $921 million in brokered certificates of deposits to be utilized to fund the first quarter 2010 RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 0.51%. Also, during January of 2010, the Company obtained an additional $542 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 55 days and a weighted average interest rate of 0.56%. There were no brokered certificates outstanding at March 31, 2010 related to the RAL program

During March 2010, the Company obtained $25 million in brokered deposits to be utilized by the Traditional Bank for on-going funding needs. These deposits had a weighted average maturity of five years and a weighted average cost of 2.90%.

5.              FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At March 31, 2010 and December 31, 2009, FHLB advances outstanding were as follows:

(in thousands)	March 31, 2010	December 31, 2009

Putable fixed interest rate advances with a weighted average interest rate of 4.51%(1)	$150,000	$150,000

Fixed interest rate advances with a weighted average interest rate of 3.19% due through 2035	395,564	487,607

Total FHLB advances	$545,564	$637,607

(1) - Represents putable advances with the FHLB. These advances have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not put back to the Company earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Company at no penalty. During the first quarter of 2007, the Company entered into $100 million of putable advances with a final maturity of 10 years and a fixed rate period of 3 years. Based on market conditions at this time, the Company does not believe that any of its putable advances are likely to be “put back” to the Company in the short-term by the FHLB.

During the first quarter of 2010, the Company prepaid $87 million in FHLB advances. These advances had a weighted average cost of 3.48% and were all scheduled to mature between April 2010 and January 2011. The Company incurred a $1.5 million prepayment penalty in connection with this transaction.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At March 31, 2010, Republic had available collateral to borrow an additional $215 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2010	$—
2011	75,000
2012	110,000
2013	66,000
2014	168,000
Thereafter	126,564

Total	$545,564

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2010	December 31, 2009

First lien, single family residential real estate	$658,431	$733,511
Home equity lines of credit	70,181	91,014
Multi-family commercial real estate	19,664	38,526

6.    FAIR VALUE

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

Assets and liabilities measured at fair value under on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at
		March 31, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$65,777	$—	$65,777	$—	$65,777
Private label mortgage backed and other private label mortgage-related securities	5,792	—	—	5,792	5,792
Mortgage backed securities	211,716	—	211,716	—	211,716
Collateralized mortgage obligations	127,650	—	127,650	—	127,650
Total securities available for sale	$410,935	$—	$405,143	$5,792	$410,935

Mandatory forward contracts	$—	$—	$47	$—	$47

Rate lock loan commitments	—	—	338	—	338

Mortgage loans held for sale	5,801	—	5,801	—	5,801

		Fair Value Measurements at
		December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$48,082	$—	$48,082	$—	$48,082
Private label mortgage backed and other private label mortgage-related securities	5,901	—	—	5,901	5,901
Mortgage backed securities	238,154	—	238,154	—	238,154
Collateralized mortgage obligations	124,174	—	124,174	—	124,174
Total securities available for sale	$416,311	$—	$410,410	$5,901	$416,311

Mandatory forward contracts	$—	$—	$616	$—	$616

Rate lock loan commitments	—	—	53	—	53

Mortgage loans held for sale	5,445	—	5,445	—	5,445

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2010 and 2009:

Securities available for Sale - Private label mortgage backed and other private label mortgage-related securities

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Balance, beginning of period	$5,901	$14,678

Total gains or losses included in earnings:
Net realized OTTI loss	(69)	(3,125)
Net change in unrealized gain / loss	313	106
Principle paydowns	(353)	(930)
Balance, end of period	$5,792	$10,729

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		March 31, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans	$38,761	$—	$—	$34,251	$34,251
Other real estate owned	1,270	—	—	1,270	1,270
Mortgage servicing rights	8,292	—	10,435	—	10,435

		Fair Value Measurements at
		December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans	$37,851	$—	$—	$33,133	$33,133
Other real estate owned	1,276	—	—	1,276	1,276
Mortgage servicing rights	8,430	—	10,475	—	10,475

The following section details impairment charges recognized during the period:

The Company recorded realized impairment losses related to its Level 3 private label mortgage backed and other private label mortgage-related securities totaling $0 and $3.1 million for the three months ended March 31, 2010 and 2009. See Footnote 2 “Investment Securities” for additional detail.

At March 31, 2010 and December 31, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $49 million, with a valuation allowance of $5 million.

At March 31, 2010 and December 31, 2009, other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net had a carrying amount of $1.3 million and $1.3 million, which is comprised of the outstanding balance of $6.1 million and $2.1 million, net of valuation allowances of $4.8 million and $799,000, respectively.

Mortgage servicing rights (“MSR”s), which are carried at lower of cost or fair value, were written down $1.3 million during the fourth quarter of 2008 related to the impairment of six of the 24 tranches within the portfolio. Due primarily to a decline in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained, the fair value of the Company’s MSRs increased during 2009. As a result of this increase, the Company reduced its corresponding valuation allowance by $1.1 million during the first quarter of 2009 and an additional $122,000 during the second quarter of 2009. No MSR valuation allowance existed at December 31, 2009 and March 31, 2010.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2010 and December 31, 2009 follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$322,291	$322,291	$1,068,179	$1,068,179
Securities available for sale	410,935	410,935	416,311	416,311
Securities to be held to maturity	49,296	49,731	50,924	51,135
Mortgage loans held for sale	5,801	5,801	5,445	5,445
Loans, net	2,247,548	2,472,078	2,245,353	2,259,654
Federal Home Loan Bank stock	26,274	26,274	26,248	26,248
Accrued interest receivable	9,596	9,596	10,049	10,049

Liabilities:
Deposits:
Non interest-bearing accounts	473,221	473,221	318,275	318,275
Transaction accounts	973,679	973,679	940,171	940,171
Time deposits	452,230	456,895	1,344,035	1,349,268
Securities sold under agreements to repurchase and other short-term borrowings	275,111	275,111	299,580	299,580
Subordinated note	41,240	41,148	41,240	41,148
Federal Home Loan Bank advances	545,564	540,343	637,607	636,600
Accrued interest payable	2,420	2,420	2,888	2,888

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities and mortgage loans held for sale were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off balance sheet items is not considered material.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

7.   MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

(in thousands)	March 31, 2010	March 31, 2009

Balance, beginning of period	$5,445	$11,298
Origination of mortgage loans held for sale	49,109	183,563
Proceeds from the sale of mortgage loans held for sale	(49,621)	(187,336)
Net gain in sale of mortgage loans held for sale	868	3,974

Balance, end of period	$5,801	$11,499

Mortgage banking activities primarily include residential mortgage originations and servicing. The following table presents the components of Mortgage Banking income:

(in thousands)	March 31, 2010	March 31, 2009

Net gain on sale of mortgage loans held for sale	$868	$3,974
Change in mortgage servcing rights valuation allowance	—	1,133
Loan servicing income, net of amortization	144	(933)

Mortgage banking income	$1,012	$4,174

Activity for capitalized mortgage servicing rights was as follows:

(in thousands)	March 31, 2010	March 31, 2009

Balance, beginning of period	$8,430	$5,809
Additions	489	1,604
Amortized to expense	(627)	(1,601)
Change in valuation allowance	—	1,133

Balance, end of period	$8,292	$6,945

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

(in thousands)	March 31, 2010	March 31, 2009

Balance, beginning of period	$—	$(1,255)
Additions to expense	—	—
Reductions credited to operations	—	1,133
Direct write downs	—	—

Balance, end of period	$—	$(122)

The fair value of MSRs was $10.4 million and $10.5 million at March 31, 2010 and December 31, 2009. The fair value at March 31, 2010 was calculated using a discount rate of 9% with prepayment speeds ranging from 191% to 374%, depending on the stratification of the specific MSR, and a weighted average default rate of 1.50%. The fair value for year end 2009 was calculated using a discount rate of 9% with prepayment speeds ranging from 170% to 379%, depending on the stratification of the specific MSR, and a weighted average default rate of 1.50%.

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

The following tables include the notional amounts and realized gain (loss) for Mortgage Banking derivatives recognized in Mortgage Banking income as of March 31, 2010 and December 31, 2009:

(in thousands)	March 31, 2010	December 31, 2009

Mandatory forward contracts:
Notional amount	$31,200	$32,270
Change in fair value of mandatory forward contracts	47	616

Rate lock loan commitments:
Notional amount	$31,522	$28,734
Change in fair value of rate lock loan commitments	63	(338)

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

As of March 31, 2010, exclusive of Mortgage Banking loan commitments, Republic had outstanding loan commitments of $570 million, which included unfunded home equity lines of credit totaling $305 million. As of December 31, 2009, exclusive of Mortgage Banking loan commitments, Republic had outstanding loan commitments of $479 million, which included unfunded home equity lines of credit totaling $301 million. These commitments generally have open ended maturities and variable rates. At March 31, 2010 rates primarily ranged from 3.00% to 7.50% with a weighted average rate of 4.84%.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $10 million and $12 million at March 31, 2010 and December 31, 2009. In addition to credit risk, the Company also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Company does not deem this risk to be material.

At March 31, 2010 and December 31, 2009, Republic had a $10 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Company uses a blanket pledge of eligible real estate loans to secure the letter of credit.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2010	2009

Net income	$44,628	$25,759

Weighted average shares outstanding	20,814	20,662
Effect of dilutive securities	58	170
Average shares outstanding including dilutive securities	20,872	20,832

Basic earnings per share:
Class A Common Share	$2.15	$1.25
Class B Common Share	2.13	1.24

Diluted earnings per share:
Class A Common Share	$2.14	$1.24
Class B Common Share	2.13	1.23

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2010	2009

Antidilutive stock options	673,444	665,644

10.   SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, distinguished between Traditional Banking, Mortgage Banking and Tax Refund Solutions (“TRS”). They are also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as branches and subsidiary banks), which are then aggregated if operating performance, products/services, and customers are similar. Loans, investments and deposits provide the majority of the net revenue from Traditional Banking operations; servicing fees and loan sales provide the majority of revenue from Mortgage Banking operations; RAL fees and ERC/ERD fees provide the majority of the revenue from TRS. All Company operations are domestic.

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

For additional discussion regarding TRS, see the following sections:

•                  Part I Item 1 “Financial Statements:”

•                  Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”

•                  Footnote 3 “Loans and Allowance for Loan Losses”

•                  Footnote 11 “Regulatory Matters”

•                  Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

Segment information for the three months ended March 31, 2010 and 2009 follows:

	Three Months Ended March 31, 2010
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$27,261	$49,534	$77	$76,872
Provision for loan losses	2,777	14,013	—	16,790

Electronic Refund Check fees	—	53,168	—	53,168
Net RAL securitization income	—	195	—	195
Mortgage banking income	—	—	1,012	1,012
Net gain on sales, calls and impairment of securities	(69)	—	—	(69)
Other non interest income	5,563	8	—	5,571
Total non interest income	5,494	53,371	1,012	59,877

Total non interest expenses	25,853	24,502	828	51,139

Gross operating profit	4,169	64,390	261	68,820
Income tax expense	1,394	22,677	121	24,192
Net income	$2,775	$41,713	$140	$44,628

Segment assets	$3,019,385	$147,209	$14,401	$3,180,995

Net interest margin	3.78%	NM	NM	7.27%

	Three Months Ended March 31, 2009
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$27,958	$52,574	$284	$80,816
Provision for loan losses	3,657	22,008	—	25,665

Electronic Refund Check fees	—	22,905	—	22,905
Net RAL securitization income	—	412	—	412
Mortgage banking income	—	—	4,174	4,174
Net loss on sales, calls and impairment of securities	(3,125)	—	—	(3,125)
Other non interest income	5,959	15	162	6,136
Total non interest income	2,834	23,332	4,336	30,502

Total non interest expenses	24,307	18,901	434	43,642

Gross operating profit	2,828	34,997	4,186	42,011
Income tax expense	697	14,112	1,443	16,252
Net income	$2,131	$20,885	$2,743	$25,759

Segment assets	$3,180,121	$137,555	$19,969	$3,337,645

Net interest margin	3.85%	NM	NM	8.12%

11.   REGULATORY MATTERS

During the first quarter of 2009, RB&T made public its Community Reinvestment Act Performance Evaluation (the “CRA Evaluation”). The CRA Evaluation assesses RB&T’s initiatives and performance that are designed to help meet the credit needs of the areas it serves, including low and moderate-income individuals, neighborhoods and businesses. The CRA Evaluation also includes a review of RB&T’s community development services and investments in RB&T’s assessment areas.

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

In response to the CRA Evaluation, RB&T changed certain procedures and processes to address the Reg B issues raised by the FDIC. By statute, a financial holding company, such as the Company, that controls a Bank with a “Needs to Improve” CRA rating has limitations on certain future business activities, including the ability to branch and to make acquisitions, until its CRA rating improves. As also required by statute, the FDIC referred their conclusions regarding the alleged Reg B violations to the Department of Justice (“DOJ”). During the second quarter of 2009, the Company was notified that the DOJ had referred the Reg B issue back to the FDIC for administrative handling with no further corrective action required by the DOJ. At this time, the FDIC has not required any further corrective actions by RB&T above and beyond those listed in the Order.

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

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, the statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date the statements are made and management may not update them to reflect changes that occur subsequent to the date the statements are made. See additional discussion under Part I Item 1A “Risk Factors” of the Company 2009 Annual Report on Form 10-K.

As used in this report, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: Republic Bank & Trust Company and Republic Bank.

BUSINESS SEGMENT COMPOSITION

As of March 31, 2010, the Company was divided into three distinct segments: Traditional Banking, Tax Refund Solutions and Mortgage Banking.

Net income, total assets and net interest margin by segment for the three months ended March 31, 2010 and 2009 are presented below:

	Three Months Ended March 31, 2010
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$2,775	$41,713	$140	$44,628
Segment assets	3,019,385	147,209	14,401	3,180,995
Net interest margin	3.78%	NM	NM	7.27%

	Three Months Ended March 31, 2009
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$2,131	$20,885	$2,743	$25,759
Segment assets	3,180,121	137,555	19,969	3,337,645
Net interest margin	3.85%	NM	NM	8.12%

NM — Not Meaningful

(I)  Traditional Banking

As of March 31, 2010, Republic had 44 full-service banking centers with 35 located in Kentucky, five located in metropolitan Tampa, Florida, three located in southern Indiana and one located in metropolitan Cincinnati, Ohio. RB&T’s primary market areas are located in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington, Florence and Independence. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in Hudson, New Port Richey, Palm Harbor, Port Richey and Temple Terrace, Florida, as well as metropolitan Cincinnati, Ohio.

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

The Company has agreements with Jackson Hewitt Inc. (“JHI”) and Jackson Hewitt Technology Services LLC (“JHTSL”), both subsidiaries of Jackson Hewitt Tax Service Inc. (referred to collectively as “JH”), and Liberty Tax Service (“Liberty”) to offer RAL and ERC/ERD products. JH and Liberty provide preparation services of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax-preparers offices. Approximately 35% and 23% of the Company’s first quarter 2010 and 2009 TRS revenue was derived from JH with another 27% and 5% from Liberty for the same periods. See “Results of Operations — Tax Refund Solutions” for additional discussion of JH and Liberty agreements.

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

Subsequent to the first quarter, the results of operations for the TRS business operating segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated provision for loan losses, as estimated results became final. However, as was the case in 2009, the fourth quarter can be impacted by the funding strategy for the upcoming tax season. As detailed in the section titled “TRS Funding — First Quarter 2010 Tax Season” below, the TRS business operating segment incurred a fourth quarter net loss of $1.5 million with approximately $200,000 attributable to the negative spread the segment earned on brokered deposits obtained for the upcoming first quarter 2010 tax season.

TRS Rebate Accruals

During September 2009, the Company announced a new pricing model reducing the fees the Bank charges consumers for RALs beginning with the first quarter 2010 tax season. With respect to new contracts entered into for the first quarter 2010 tax season, TRS substantially reduced rebates paid to individual technology and tax preparation service providers in connection with the delivery of tax refund products.

TRS Funding — First Quarter 2010 Tax Season

Due to the on-going excessive costs of securitization structures, the Company elected not to obtain funding from a securitization structure for the first quarter 2010 tax season. Instead, the Company utilized brokered certificates of deposits and to a lesser extent its traditional borrowing lines of credit as its primary RAL funding source for the first quarter 2010 tax season. During the fourth quarter of 2009, the Company obtained $921 million in brokered certificates of deposits to be utilized to fund the first quarter 2010 RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 0.51%. Also, during January of 2010, the Company obtained an additional $542 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 55 days and a weighted average interest rate of 0.56%.

TRS Funding — First Quarter 2009 Tax Season

Due to the same reasons mentioned under “TRS Funding — First Quarter 2010 Tax Season,” the Company utilized brokered certificates of deposits as its primary RAL funding source for the first quarter 2009 tax season. During the fourth quarter of 2008, the Company obtained $918 million in brokered certificates of deposits to be utilized to fund the first quarter 2010 RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 2.71%. Also, during January of 2009, the Company obtained an additional $375 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 45 days and a weighted average interest rate of 1.27%.

For additional discussion regarding TRS, see the following sections:

•                  Part I Item 1 “Financial Statements:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 3 “Loans and Allowance for Loan Losses”

•                  Footnote 10 “Segment Information”

•                  Footnote 11 “Regulatory Matters”

•                  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•                  “Overview”

•                  “Results of Operations”

•                  “Comparison of Financial Condition”

•                  Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

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

As part of the sale of loans with servicing retained, the Company records an MSR. MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs, which Republic expects to receive on loans sold with servicing retained by the Company. MSRs are capitalized as separate assets when loans are sold and servicing is retained. This transaction is posted to net gain on sale of loans, a component of “Mortgage Banking income” in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Company. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted quarterly based on the weighted average remaining life of the underlying loans. The amortization is recorded as a reduction to Mortgage Banking income.

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

Due to the significant reduction in long-term interest rates during December of 2008, the fair value of the MSR portfolio declined as prepayment speed assumptions were adjusted upwards resulting in an impairment charge of $1.3 million for the fourth quarter and year ended December 31, 2008. During the first quarter of 2009, prepayment speed assumptions stabilized to levels similar to those assumed in the third quarter of 2008 and the Company reversed $1.1 million from the valuation allowance. There were no impairment charges recorded prior to the fourth quarter of 2008 and no MSR valuation allowance existed at December 31, 2009 and March 31, 2010.

See additional detail regarding Mortgage Banking under Footnote 10 “Segment Information” of Part I Item 1 “Financial Statements.”

OVERVIEW

Net income for the three months ended March 31, 2010 was $44.6 million, representing an increase of $18.9 million, or 73%, compared to the same period in 2009. Diluted earnings per Class A Common Share increased 73% to $2.14 for the quarter ended March 31, 2010 compared to $1.24 for the same period in 2009. General highlights for the three months ended March 31, 2010 by business segment consist of the following:

Traditional Banking

•                  Net income increased $664,000, or 30%, for the first quarter of 2010 compared to the same period in 2009.

•                  Net interest income within the Traditional Banking segment decreased $697,000 or 2%, for the quarter first quarter of 2010 to $27.3 million. The net interest margin declined 7 basis points for the quarter ended March 31, 2010 compared to the fourth quarter of 2009 decreasing to 3.78%.

•                  The provision for loan losses was $2.8 million for the quarter ended March 31, 2010 compared to $3.7 million for the same period in 2009, due primarily to improved credit metrics.

•                  Non interest income increased $2.7 million, for the first quarter of 2010 compared to the same period in 2009 due primarily to the decline in impairment charges associated with the Company’s small private label mortgage backed and other mortgage-related securities.

•                  Total non interest expense increased $1.5 million, or 7%, during the first quarter of 2010 compared to the first quarter of 2009 primarily due to an early termination penalty paid on FHLB advance prepayments.

•                  Total non-performing loans to total loans for the Traditional Banking segment decreased to 1.78% at March 31, 2010, from 1.90% at December 31, 2009, as the total balance of non-performing loans decreased by over $3 million for the same period.

Tax Refund Solutions (“TRS”)

•                  Net income increased $20.8 million for the first quarter of 2010 compared to the same period in 2009 primarily due to the following:

•                  A reduction in third party rebates resulting from the change in pricing model announced in September 2009;

•                  Growth in volume of tax refunds processed ; and

•                  A reduction in the RAL loan loss provision due largely to improved underwriting criteria developed from the Company’s 2009 tax season funding history from the IRS.

•                  The total dollar volume of tax refunds processed during the first quarter 2010 tax season increased $2.5 billion, or 32%, over the first quarter 2009 tax season. Total RAL dollar volume increased from $2.5 billion during the first quarter 2009 tax season to $3.0 billion during the first quarter 2010 tax season.

•                  The Company obtained $921 million in brokered deposits during the fourth quarter of 2009 and an additional $542 million in brokered certificates of deposits during the first quarter of 2010 to fund anticipated RAL demand.

For additional discussion regarding TRS, see the following sections:

•                  Part I Item 1 “Financial Statements:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 3 “Loans and Allowance for Loan Losses”

•                  Footnote 10 “Segment Information”

•                  Footnote 11 “Regulatory Matters”

•                  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•                  “Business Segment Composition”

•                  “Results of Operations”

•                  “Comparison of Financial Condition”

•                  Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loans Losses.”

Mortgage Banking

•                  Within the Mortgage Banking segment, mortgage banking income decreased $3.2 million during the first quarter of 2010 compared to the same period in 2009. The majority of this decline was in the “gain on sale of loan” category, as a meaningful decline in short-term interest rates during the first quarter of 2009 contributed to a dramatic prior year increase in demand for 15 and 30 year fixed rate loans, which the Company sold into the secondary market.

•                  Mortgage banking income during the first quarter of 2009 was positively impacted by the reversal of $1.1 million of the valuation allowance related to the MSR portfolio.

RESULTS OF OPERATIONS

Tax Refund Solutions (“TRS”)

TRS entered the first quarter of the 2010 tax season with a plan that, among other things, reduced prices on its Refund Anticipation Loan (“RAL”) and Electronic Refund Check (“ERC”)/Electronic Refund Deposit (“ERD”) products, eliminated some products such as instant RALs, limited the number of locations that could offer the RAL product, focused on the consistent delivery of products to its customers and emphasized asset quality through improved loan underwriting. This led to net income at TRS of $41.7 million for the first quarter of 2010 compared to $20.9 million for the first quarter of 2009.

The Company was able to achieve its strong growth in net income at TRS despite an 11% decline in RAL fees and a reduction in the number of tax preparations offices that originated Republic RALs during the first quarter 2010 tax season. The increase in net income from TRS was driven by lower losses on RALs, growth in demand for TRS’ non-loan ERC/ERD product, lower funding costs compared to the first quarter of 2009 and an increase in the average number of bank products per active location.

The 11% decline in RAL fees for the first quarter of 2010 was driven by the Company’s new pricing model for the 2010 tax season, which substantially reduced Republic’s pricing to the customer on its RAL product. In conjunction with the new pricing model, Republic significantly reduced third party rebates to technology and service providers, partially offsetting the reduction in price. TRS was also able to partially offset the decline in RAL fees through an increase in volume, as the total number of RALs processed increased 14% over the first quarter of 2009 while the dollar volume of RALs processed increased 21%.

While the Company experienced a decline in RAL revenue during the quarter, ERC/ERD fee income increased 132% over the first quarter of 2009. ERC/ERD fees are included as a component of non interest income on the income statement. ERC/ERD fee income was positively impacted by a 28% increase in the number of ERCs/ERDs processed. In addition, the Company increased ERC/ERD fee income significantly through the previously mentioned reduction in third party payments.

TRS net income also benefited significantly from lower funding costs in 2010 as compared to 2009. Average brokered deposits outstanding utilized to fund RALs during the first quarter of 2010 and 2009 were $1.0 billion and $857 million with a weighted average cost of 0.55% and 2.29%, respectively. As a result, interest expense for the TRS segment was $1.4 million for the first quarter of 2010, a decrease of $3.3 million from the first quarter of 2009.

At March 31st of each year the Company reserves for its estimated RAL losses for the year based on current year and historical funding patterns and based on information received from the IRS on current year payment processing. The Company charges off substantially all outstanding RALs by June 30th each year with subsequent collections recorded as recoveries. RALs outstanding past their expected due date at March 31, 2010 and 2009 were $18.5 million, or 0.63% of total RALs originated during the first quarter 2010 season, compared to $33.9 million, or 1.38% of RALs originated during the first quarter 2009 season. As a result, TRS’ provision for loan losses was $14.0 million for the first quarter of 2010 compared to $22.0 million during the first quarter of 2009. The decrease in the Company’s provision for loan losses was due to improved underwriting criteria developed from the Company’s 2009 tax season funding history from the IRS.

As previously disclosed, the Company met with the FDIC in March of 2010 to discuss the future viability of the TRS program. The Company expects to have future discussions related to this and other regulatory matters.

For additional discussion regarding TRS, see the following sections:

•                  Part I Item 1 “Financial Statements:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 3 “Loans and Allowance for Loan Losses”

•                  Footnote 10 “Segment Information”

•                  Footnote 11 “Regulatory Matters”

•                  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•                  “Business Segment Composition”

•                  “Overview”

•                  “Comparison of Financial Condition”

•                  Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loans Losses.”

Net Interest Income

The largest source of Republic’s revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Total Company net interest income decreased $3.9 million, or 5%, for the first quarter of 2010 compared to the same period in 2009. The total Company net interest margin decreased 85 basis points to 7.27% for the same period. The most significant components comprising the total Company decrease in net interest income were as follows:

Traditional Banking segment

Net interest income decreased $697,000, or 2%, for the first quarter of 2010 compared to 2009. The traditional Bank’s net interest margin declined 7 basis points for the same period to 3.78%. The decrease in net interest income was due primarily to a decrease in interest income resulting from the continued paydowns and downward repricing of loans and investments. Generally, the Company’s strategy has largely been not to extend expected maturities on a significant portion of the paydowns it has received due to market projections of interest rate increases in the future. As a result, much of the cash the Company received from paydowns over the past several months has been reinvested into short-term lower yielding investments, which has greatly improved the Company’s risk position from future interest rate increases, while negatively impacting current earnings. The Company has been unable offset this reduction in interest income during the first quarter of 2010 by lowering its cost of funds.

The Company expects to continue to receive paydowns in its loan and investment portfolios. These paydowns will continue to cause compression in Republic’s net interest income and net interest margin, as the cash received from these paydowns is reinvested at lower yields. Additionally, because the Federal Funds Target rate (“FFTR”) (the index which many of the Company’s short-term deposit rates track) has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the Federal Open Markets Committee (“FOMC”) of the FRB are possible, exacerbating the compression to the Company’s net interest income and net interest margin caused by its repricing loans and investments. The Company is unable to precisely determine the ultimate negative impact to the Company’s net interest spread and margin in the future because several factors remain unknown at this time, such as future demand for financial products and the overall future need for liquidity, among many other factors.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see Table 10, “Interest Rate Sensitivity for 2010” in this section of the document.

TRS segment

Net interest income within the TRS segment decreased $3.0 million, or 6%, for the first quarter of 2010 compared to the same period in 2009. The decrease in net interest income within the TRS segment was primarily due to a reduction in RAL fee income resulting from the Company’s new pricing model, which substantially lowered RB&T’s RAL fee to its customers. In conjunction with the new pricing model, Republic significantly reduced third party rebates to its technology and service providers, partially offsetting the reduction in price. As also previously discussed, TRS was also able to partially offset the decline in RAL fees through an increase in the volume of RALs processed.

For additional discussion regarding TRS, see the following sections:

•                  Part I Item 1 “Financial Statements:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 3 “Loans and Allowance for Loan Losses”

•                  Footnote 10 “Segment Information”

•                  Footnote 11 “Regulatory Matters”

•                  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•                  “Business Segment Composition”

•                  “Overview”

•                  “Comparison of Financial Condition”

•                  Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loans Losses.”

Table 1 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three month periods ended March 31, 2010 and 2009. Table 2 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 1 — Average Balance Sheets and Interest Rates for the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities(1)	$472,960	$4,039	3.42%	$570,862	$5,434	3.81%
Tax exempt investment securities(1)(4)	1,832	6	2.02%	1,832	6	2.02%
Federal funds sold and other interest-earning deposits	1,093,433	701	0.26%	795,834	591	0.30%
Loans and fees(2)(3)	2,658,713	82,483	12.41%	2,612,313	91,326	13.98%

Total interest-earning assets	4,226,938	87,229	8.25%	3,980,841	97,357	9.78%

Less: Allowance for loan losses	35,700			29,605

Non interest-earning assets:
Non interest-earning cash and cash equivalents	145,765			147,611
Premises and equipment, net	39,293			43,069
Other assets(1)	47,622			32,867
Total assets	$4,423,918			$4,174,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$276,136	$125	0.18%	$239,703	$35	0.06%
Money market accounts	583,801	737	0.50%	560,101	728	0.52%
Time deposits	342,757	1,609	1.88%	447,223	3,521	3.15%
Brokered deposits	1,203,632	1,848	0.61%	1,108,720	6,054	2.18%

Total deposits	2,406,326	4,319	0.72%	2,355,747	10,338	1.76%

Securities sold under agreements to repurchase and other short-term borrowings	324,149	240	0.30%	327,006	339	0.41%
Federal Home Loan Bank advances	612,379	5,178	3.38%	547,540	5,244	3.83%
Subordinated note	41,240	620	6.01%	41,240	620	6.01%

Total interest-bearing liabilities	3,384,094	10,357	1.22%	3,271,533	16,541	2.02%

Non interest-bearing liabilities and Stockholders’ equity
Non interest-bearing deposits	635,587			531,496
Other liabilities	71,378			78,298
Stockholders’ equity	332,859			293,456
Total liabilities and stock-holders’ equity	$4,423,918			$4,174,783

Net interest income		$76,872			$80,816

Net interest spread			7.03%			7.76%

Net interest margin			7.27%			8.12%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC topic 320 “Investments — Debt and Equity Securities” is included as a component of other assets.

(2)       The amount of loan fee income included in total interest income was $51.2 million and $57.8 million for the three months ended March 31, 2010 and 2009.

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

Table 2 — Volume/Rate Variance Analysis for the Three Months Ended March 31, 2010 and 2009

		Three Months Ended March 31, 2010
		Compared to
		Three Months Ended March 31, 2009
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Taxable investment securities	$(1,395)	$(872)	$(523)
Tax exempt investment securities	—	—	—
Federal funds sold and other interest-earning deposits	110	199	(89)
Loans and fees	(8,843)	15,136	(23,979)

Net change in interest income	(10,128)	14,463	(24,591)

Interest expense:

Transaction accounts	90	6	84
Money market accounts	9	30	(21)
Time deposits	(1,912)	(701)	(1,211)
Brokered deposits	(4,206)	479	(4,685)
Securities sold under agreements to repurchase and other short-term borrowings	(99)	(3)	(96)
Federal Home Loan Bank advances	(66)	585	(651)
Subordinated note	—	—	—

Net change in interest expense	(6,184)	396	(6,580)

Net change in net interest income	$(3,944)	$14,067	$(18,011)

Provision for Loan Losses

The Company recorded a provision for loan losses of $16.8 million for the first of quarter 2010, compared to a provision of $25.7 million for the same period in 2009. The significant components comprising the increase in the provision for loan losses were as follows:

Traditional Banking segment

The provision for loan losses within the Traditional Banking segment was $2.8 million for the first quarter of 2010, compared to $3.7 million during the same period in 2009. The decrease in the Traditional Banking segment provision for loan losses was primarily attributable to the stabilization of past due loan balances, non-performing loan balances and classified loans. During the first quarter of 2009, as a result of the economic recession, these metrics increased significantly leading to an increase in the Traditional Banking segment’s provision for loan losses. At this time, management is unable to determine if the stabilization in the Traditional Bank’s credit metrics will continue in the near-term due to the continued uncertainty in the economy.

As a percentage of total loans, the Traditional Banking allowance for loan losses increased to 1.07% at March 31, 2010 compared to 1.01% at December 31, 2009. The Company believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2010. See section titled “Asset Quality” for additional discussion of the Company’s delinquent and non-performing loans.

TRS segment

Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process.

Despite the increase in dollar volume of RALs processed during the first quarter 2010 tax season, the provision for loan losses associated with RALs decreased from $22.0 million during the first quarter of 2009 to $14.0 million during the first quarter of 2010. The decrease in the Company’s provision for loan losses was due to improved underwriting criteria developed from the Company’s 2009 tax season funding history from the IRS. RALs outstanding past their expected due date at quarter end March 31, 2010 and 2009 were $18.5 million, or 0.63% of total RALs originated during the first quarter 2010 season, compared to $33.9 million, or 1.38% of RALs originated during the first quarter 2009 season.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 3 — Summary of Loan Loss Experience

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
Allowance for loan losses at beginning of period	$22,879	$14,832
Charge offs:
Real Estate:
Residential	(236)	(254)
Commercial	(857)	—
Construction	(81)	(4)
Commercial	(23)	(19)
Consumer	(284)	(371)
Home Equity	(512)	(247)
Tax Refund Solutions	(14,584)	(26,029)
Total	(16,577)	(26,924)
Recoveries:
Real Estate:
Residential	24	9
Commercial	28	16
Construction	—	—
Commercial	18	7
Consumer	161	113
Home Equity	8	10
Tax Refund Solutions	2,309	4,150
Total	2,548	4,305

Net loan charge offs/recoveries	(14,029)	(22,619)
Provision for loan losses	16,790	25,665
Allowance for loan losses at end of period	$25,640	$17,878

Ratios:
Allowance for loan losses to total loans - Total Company	1.13%	0.77%
Allowance for loan losses to total loans - Banking Segment	1.07%	0.77%
Allowance for loan losses to non performing loans	0.64%	0.73%
Allowance for loan losses to non performing assets	0.55%	0.58%
Annualized net loan charge offs to average loans outstanding - Total Company	2.11%	3.46%
Annualized net loan charge offs to average loans outstanding - Banking Segment	0.31%	0.13%

Non interest Income

Non interest income increased $29.4 million, or 96%, for the first quarter of 2010 compared to the same period in 2009. The most significant components comprising the total Company increase in non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $2.7 million, or 94%, for the first quarter of 2010 compared to the same period in 2009.

The increase in non interest income was primarily the result of OTTI charges totaling $3.1 million that the Company incurred during the first quarter of 2009 for its private label mortgage backed security portfolio. During the first quarter of 2010, the Company recorded only $69,000 in OTTI charges.

Service charges on deposit accounts decreased $550,000, or 12%, during the first quarter of 2010 compared to the same period in 2009. The decrease was primarily due to the discontinuation of the Company’s Currency Connection checking product, which was marketed to clients on a national basis through various third parties. The Company discontinued the product because management did not believe that it would be able to grow revenue to a level which would achieve an acceptable profitability within the program given a substantial anticipated increase in cost of future product delivery.

In November 2009, the FRB announced its amendment of Regulation E, which implements the Electronic Funds Transfer Act (“EFTA”) effective for the third quarter of 2010. The EFTA prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer affirmatively consents, or opts in, to the overdraft service for those types of transactions. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. The final rules, along with a model opt-in notice, are issued under Regulation E, which implements the EFTA. The final rules require institutions to provide consumers who do not opt in with the same account terms, conditions, and features (including pricing) that they provide to consumers who do opt in. For consumers who do not opt in, the institution would be prohibited from charging overdraft fees for any overdrafts it pays on ATM and one-time debit card transactions.

The Company earns a substantial majority of its fee income related to this program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Company estimates that it earns more than 60% of its overdraft related fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the first quarter of 2010 and 2009 were $2.6 million and $2.8 million. The total net daily overdraft charges included in interest income for the first quarter of 2010 and 2009 were $501,000 and $539,000. Management believes the EFTA will have a negative impact on the Company’s overdraft related fee income beginning in the third quarter of 2010. Management, however, is currently unable to estimate the dollar amount of that negative impact as the substantial part of its program to notify clients of the new rules will begin in mid-April 2010.

TRS segment

Net ERC/ERD fees increased $30.3 million for the first quarter of 2010 compared to the same period in 2009 primarily attributable to the overall increase in volume at TRS during the tax season. ERC/ERD fee income was positively impacted by a 28% increase in the number of ERCs/ERDs processed and a 38% increase in the dollar volume of ERCs/ERDs processed. In addition, the Company increased ERCs/ERD fee income significantly through the previously mentioned reduction in third party rebates.

For additional discussion regarding TRS, see the following sections:

•                  Part I Item 1 “Financial Statements:”

•                  Footnote 1 “Summary of Significant Accounting Policies”

•                  Footnote 3 “Loans and Allowance for Loan Losses”

•                  Footnote 10 “Segment Information”

•                  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•                  “Business Segment Composition”

•                  “Overview”

•                  “Comparison of Financial Condition”

•                  Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

Mortgage Banking

Within the Mortgage Banking segment, mortgage banking income decreased $3.2 million, or 76%, for the first quarter of 2010 compared to the same period in 2009. The majority of this decrease was in the “gain on sale of loan” category, as a meaningful decline in short-term interest rates during the first quarter of 2009 caused a dramatic increase in demand for 15 and 30 year fixed rate loans, which the Company sold into the secondary market. The Company sold $187 million in fixed rate loans into the secondary market during the first quarter of 2009 compared to $50 million during the first quarter of 2010.

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

Non interest Expenses

Non interest expenses increased $7.5 million, or 17.2%, during the first quarter of 2010 compared to 2009. Approximately $5.6 million of the increase related to TRS while $1.9 million related to the Company’s other operating segments. The most significant components comprising the increase in non interest expense were as follows:

Traditional Banking segment

Salaries and employee benefits increased $1.6 million for the first quarter of 2010 compared to the first quarter of 2009 due to annual merit increases, additional staffing and increased employee benefits expense.

Other real estate owned (“OREO”) expense decreased $1.4 million during the first quarter of 2010 primarily due to the significant prior year write downs related to two properties held in Florida.

During the first quarter of 2010, the Company prepaid $87 million in FHLB advances that were originally scheduled to mature between April 2010 and January 2011. These advances had a weighted average cost of 3.48%. The Company incurred a $1.5 million early terminations penalty in connection with this transaction. If short-term interest rates remain stable over the next 12 months, management anticipates this strategy will save the Company approximately $1.6 million in interest expense on its FHLB borrowings during that time period, netting the Company a combined overall savings of approximately $100,000 as a result of the transaction.

TRS segment

Salaries and employee benefits at TRS increased $1.3 million for the first quarter of 2010 compared to the first quarter of 2009. Approximately $882,000 of this increase related to higher bonus accruals, as TRS is expected achieve its maximum tier for its 2010 profitability goal. The remaining increase in salaries and benefits is due to annual merit increases, additional staffing and increased employee benefits expense.

Occupancy and equipment expense increased $703,000 during the first quarter of 2010 due primarily to expanded infrastructure and technology costs to accommodate the increased volume of the business.

Marketing and development expense decreased $2.5 million during the first quarter due to a reduction in expenses associated with the Program and Technology Agreements with JH. The decrease was the result of amended contract terms reached for the 2010 tax season.

FDIC insurance expense increased $58,000 during the first quarter related primarily to higher average balances of brokered certificates of deposits acquired by the Company to fund the first quarter 2010 tax business.

Communication and transportation expense increased $582,000 during the year, as client call volume and various product mailings increased consistent with the overall growth in the program.

Bank Franchise tax expense represents taxes paid to different state taxing authorities based on capital. The substantial majority of the Company’s Bank Franchise expense is paid to the state of Kentucky. Bank Franchise expense related to the TRS segment increased $480,000 compared to the first quarter of 2009 primarily due to an increase in capital associated with higher earnings.

Charitable contribution expense totaled $4.7 million at TRS for the first quarter of 2010. Due to the financial success the Company achieved in the first quarter, Republic made a $5 million contribution to the new Republic Bank Foundation, which was formed to support charitable, educational, scientific and religious organizations throughout communities in Kentucky, Indiana, Ohio and Florida. The Company allocated the cost of this contribution to its operating segments using a formula based on gross profits.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2010 AND DECEMBER 31, 2009

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $322 million in cash and cash equivalents at March 31, 2010 compared to $1.1 billion at December 31, 2009. During the fourth quarter of 2009, the Company accumulated cash via brokered certificates of deposits totaling $921 million in preparation for the first quarter 2010 tax season. At March 31, 2010, the Company continued to have a significant sum of cash on hand from paydowns related to securities and portfolio loans. In addition, at March 31, 2010, the Company also had approximately $157 million in cash, which represented float on the Company’s ERC/ERD products. The cash represented by float for ERC/ERD products is very short term in nature, and as such, the Company held these excess funds at the Federal Reserve for liquidity purposes.

Loan Portfolio

Net Traditional Banking segment loans, primarily consisting of secured real estate loans, decreased by $28 million during 2010 to $2.2 billion at March 31, 2010. The Company continued to experience a decline in most loan categories during 2010 due to several factors, including the current economic environment, stricter underwriting guidelines, decreasing borrower demand and higher pricing requirements for portfolio level loans. The Company currently expects to maintain these pricing and underwriting strategies until it sees improvement in these economic conditions. In addition, the Company continues to experience more borrowers opting for its long-term fixed rate secondary market loan over its portfolio adjustable rate mortgage products due to the historically low fixed rate environment.

Allowance for Loan Losses

Excluding loan loss reserves for TRS, the Company’s allowance for loan losses as a percent of total loans increased to 1.07% at March 31, 2010 compared to 1.01% at December 31, 2009. In general, the increase in the allowance for loan losses as a percentage of total loans was due primarily to a greater emphasis on qualitative factors utilized by the Company in recognition of the current economic environment. In addition, while the allowance for loan losses increased during the quarter, the gross balance of loans outstanding, excluding RALs, decreased further increasing the allowance as a percent of total loans. The Company believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2010.

Table 4 — Classified Assets

(in thousands)	March 31, 2010	December 31, 2009

Loss	$—	$—
Doubtful	—	—
Substandard	29,332	30,333
Special mention	55,437	57,036

Total	$84,769	$87,369

Asset Quality

The Company maintains a “watch list” of commercial and commercial real estate loans and reviews those loans on a regular basis. Generally, assets are designated as “watch list” loans to ensure more frequent monitoring. Watch list loans are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is generally downgraded and often placed on non-accrual status.

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

Consumer loans are reviewed periodically and generally charged off when the loans reach 120 days past due or at any earlier point the loan is deemed uncollectible. RALs undergo a review in March and those delinquent RALs deemed uncollectible are charged off against the allowance for loan losses. Substantially all remaining RALs are charged off at June 30th each year. Collections subsequent to June 30th each year are recorded as recoveries.

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans 90 days or more past due and still accruing. The non-performing loan category includes impaired loans totaling approximately $11 million.

Non-performing loans to total loans decreased to 1.76% at March 31, 2010, from 1.90% at December 31, 2009, as the total balance of non-performing loans decreased by $3.2 million for the period. The following table details the Company’s non-performing assets and select non-performing loan ratios:

Table 5 — Non-performing Loans and Non-performing Assets

(dollars in thousands)	March 31, 2010	December 31, 2009

Loans on non-accrual status (1)	$39,955	$43,136
Loans past due 90 days or more and still on accrual	4	8

Total non-performing loans	39,959	43,144
Other real estate owned	6,203	4,772
Total non-performing assets	$46,162	$47,916

Non-performing loans to total loans - Total Company	1.76%	1.90%
Non-performing loans to total loans - Banking Segment	1.78%	1.90%
Non-performing assets to total loans (including OREO)	2.03%	2.11%

(1)	Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Approximately $16 million of Republic’s total non-performing loans are in the residential real estate category with the underlying collateral located in the Company’s primary market area of Kentucky. The Company does not consider any of these loans to be “sub prime”. Residential real estate values in Kentucky have generally performed significantly better than the national average, and as a result, losses from these loans have been minimal in relation to the size of the Company’s residential real estate portfolio despite the rise in delinquencies over the past twelve months.

Approximately $22 million of Republic’s total non-performing loans are in the commercial real estate and real estate construction loan portfolio as of March 31, 2010. These loans had allocated loan loss reserves of $2.6 million or

12% of their outstanding balances and were secured primarily by commercial properties. In addition to the primary collateral, the Company also obtained in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences. The following table details the Company’s non-performing loan composition:

The composition of non-performing loans follows:

Table 6 — Non-performing Loan Composition

(in thousands)	March 31, 2010	December 31, 2009

Residential real estate	$15,796	$14,832
Commercial real estate	12,540	16,850
Real estate construction	9,177	9,500
Commercial	481	647
Consumer	77	71
Home equity	1,888	1,244

Total non-performing loans	$39,959	$43,144

Based on the Company’s review of the large individual non-performing commercial credits, as well as its migration analysis for its single 1-4 family residential real estate non-performing portfolio, management believes that its reserves as of March 31, 2010, are adequate to absorb probable losses on these loans.

Approximately $11 million in relationships classified as non-performing at December 31, 2009, were removed from the non-performing loan classification during 2010. Approximately $551,000 or 5%, of these loans were removed from the non-performing category because they were charged-off. Approximately $3 million in loan balances were transferred to other real estate owned (“OREO”), with $1 million refinanced at other financial institutions and the remaining $6 million returned to accrual status for performance reasons.

The following table details the activity of the Company’s non-performing loans for the three months ended March 31, 2010.

Table 7 — Rollforward of 2010 Non-performing Loan Activity

(in thousands)

Non-performing loans at January 1, 2010	$43,144
Loans added to non-performing status	8,122
Loans removed from non-performing status	(10,572)
Principal paydowns	(735)

Non-performing loans at March 31, 2010	$39,959

Delinquent Loans

As detailed in the table below, at March 31, 2010 the heaviest concentration of past due loans was in the real estate construction category which was primarily comprised of seven land development relationships. As a result of the increase in delinquency rates and non-performing loans over the past twelve months, the Company adjusted its estimated loss percentages within its loan loss allowance calculation by loan composition to give greater consideration to the current economic conditions. The annualized net charge-off ratio within the Traditional Banking segment remained relatively low at 0.31% for the quarter.

Table 8 — Past Due Loans to Total Loans by Loan Type (1)

	March 31, 2010	December 31, 2009

Residential real estate	1.60%	2.06%
Commercial real estate	1.86%	2.19%
Real estate construction	10.44%	4.91%
Commercial	0.13%	0.43%
Consumer	1.86%	2.17%
Home equity	0.64%	0.99%

Total portfolio	1.78%	1.98%

(1) — Represents total loans over 30 days past due divided by total loans.

OREO

OREO increased $1.4 million at March 31, 2010 compared to December 31, 2009 primarily due to the addition of one commercial property and two commercial real estate properties.

Impaired Loans

Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $49 million at March 31, 2010 and December 31, 2009.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. TDRs are not reported as non-performing loans, unless the restructured loans are more than 90 days delinquent or on non-accrual. As of March 31, 2010, the Company had $38 million in TDRs, of which $11 million were on non accrual status.

Deposits

Total deposits decreased $703 million from December 31, 2009 to March 31, 2010 to $1.9 billion. Interest-bearing deposits decreased $858 million, or 38%, while non interest-bearing deposits increased $155 million, or 49%, from December 31, 2009 to March 31, 2010. The increase in non interest bearing deposits was substantially all related to short-term float for tax refund checks issued to TRS clients.

Excluding the non interest bearing deposits associated with TRS, the Company still has a large portion of non interest-bearing deposits related to large commercial treasury management accounts, which shifted their funds into non interest-bearing products for the unlimited FDIC insurance currently available on those accounts. Management estimated these balances totaled approximately $40 million at March 31, 2010. Management believes these non interest-bearing deposits will likely shift back into an interest-bearing type deposit account or a repurchase agreement when the unlimited FDIC insurance expires on December 31, 2010, assuming mutually agreeable terms can reached. If mutually agreeable terms cannot be reached, the Company would be at risk of losing these deposit accounts.

The decrease in interest-bearing accounts was heavily concentrated in the brokered deposit category. Brokered deposits decreased $893 million during the first quarter of 2010 to $111 million. During the fourth quarter of 2009, the Company acquired approximately $921 million in brokered certificates of deposits to be utilized in the first quarter of 2010 to fund RALs. These deposits had a weighted average cost of 0.51% with an average life of three months. Also, during January of 2010, the Company obtained an additional $542 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 55 days and a weighted average interest rate of 0.56%.

During March 2010, the Company obtained $25 million in brokered deposits to be utilized by the Traditional Bank for on-going funding needs. These deposits had a weighted average maturity of five years and a weighted average cost of 2.90%. Management chose to utilize long term brokered deposits for Traditional Bank funding needs for interest rate risk mitigation and because the cost of these deposits was cheaper than equivalent term FHLB borrowings and retail certificates of deposit.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings declined $24 million, or 8%, during the first quarter of 2010. The majority of the repurchase accounts are large treasury management transaction relationships with normal recurring large fluctuations in account balances. All of these accounts require security collateral on behalf of Republic with the substantial majority of these accounts being indexed to immediately repricing indices such as the Fed Funds Target Rate. Approximately $21 million of the decline in balances for this category during the quarter was related to the expected withdrawal of funds from one large treasury management account.

Federal Home Loan Bank Advances

FHLB advances decreased $92 million during 2010 to $546 million. During the first quarter of 2010, the Company prepaid $87 million in FHLB advances that were originally scheduled to mature between April 2010 and January 2011 and had a weighted average rate of 3.48%. The Company incurred a $1.5 million prepayment penalty in connection with this transaction. The Company utilized excess cash to pay off these advances. If short-term interest rates remain stable over the next twelve months, management anticipates this strategy will save the Company approximately $1.6 million in interest expense on its FHLB borrowings during that time period, netting the Company a combined overall savings of approximately $100,000 as a result of the transaction.

Approximately $150 million of the FHLB advances at March 31, 2010 and December 31, 2009 were putable advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years if not put back to the Company earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Company at no penalty. The weighted average coupon on all of the Company’s putable advances at December 31, 2009 was 4.51%. Based on market conditions at this time, the Company does not believe that any of its putable advances are likely to be “put back” to the Company in the short-term by the FHLB.

Liquidity

The Company is significantly leveraged with a loan to deposit ratio (excluding brokered deposits) of 132% at March 31, 2010 and 148% at December 31, 2009. Historically, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At March 31, 2010 and December 31, 2009, Republic had available collateral to borrow an additional $193 million and $215 million, respectively from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions as of December 31, 2009. If the Company were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Company cannot obtain brokered deposits, the Company would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

Republic maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At March 31, 2010 and December 31, 2009, these pledged investment securities had a fair value of $372 million and $427 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed.

At March 31, 2010, the Company had approximately $176 million in Premier First money market accounts, which is the Bank’s primary deposit product offering for medium to large business customers. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The ten largest Premier First relationships represent approximately $92 million of the total balance. If any of these balances are moved from the Bank, the Company would likely utilize overnight FHLB advances in the short-term to replace the balances. On a longer-term basis, the Company would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Company believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Company’s earnings.

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

•                  Footnote 10 “Segment Information”

•                  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

•                  “Business Segment Composition”

•                  “Overview”

•                  “Results of Operations”

•                  Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loans Losses.”

The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At March 31, 2010 RB&T could, without prior approval, declare dividends of approximately $67 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

Capital

Total stockholders’ equity increased from $316 million at December 31, 2009 to $357 million at March 31, 2010. The increase in stockholders’ equity was primarily attributable to net income earned during the first quarter of 2010 reduced by cash dividends declared. In addition, stockholders’ equity also increased to a lesser extent from stock option exercises during the first quarter of 2010.

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

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2010 and December 31, 2009, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OTS. Republic’s average capital to average assets ratio was 7.52% at March 31, 2010 compared to 8.95% at December 31, 2009. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of March 31, 2010 and December 31, 2009:

Table 9 — Capital Ratios

	As of March 31, 2010 Actual		As of December 31, 2009 Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$405,827	20.34%	$360,997	18.37%
Republic Bank & Trust Co.	376,183	19.51	312,200	16.42
Republic Bank	18,637	28.54	19,066	30.94

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$381,155	19.11%	$339,030	17.25%
Republic Bank & Trust Co.	328,877	17.06	267,553	14.07
Republic Bank	17,821	27.29	18,296	29.70

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$381,155	8.64%	$339,030	10.52%
Republic Bank & Trust Co.	328,877	7.59	267,553	8.55
Republic Bank	17,821	17.05	18,296	16.07

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

The Company did not run a model simulation for declining interest rates as of March 31, 2010 and December 31, 2009, because the FOMC effectively lowered the FFTR between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur. The primary reasons for the indicated change in net interest income in an “up” interest rate scenario are as follows: the large amount of immediately repricing cash at the FRB held by the Company at March 31, 2010, the large amount of FHLB advances with maturities extended during 2009, floating rate investment security purchases and declining fixed rate loan balances. If the Company implements strategies to mitigate the risk of rising interest rates in the future, these strategies will likely lessen the Company’s forecasted “base case” net interest income in the event of no interest rate changes.

The following tables illustrate Republic’s projected net interest income sensitivity profile based on the asset/liability model as of March 31, 2010. The Company’s interest rate sensitivity model does not include loan fees within interest income. During the three months ended March 31, 2010 and 2009, loan fees included in interest income were $51.2 million and $57.8 million, respectively.

Table 10 — Interest Rate Sensitivity for 2010

		Increase in Rates
		100	200
(dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income:
Short-term investments	$850	$4,226	$7,582
Investment securities	14,774	17,387	19,930
Loans, excluding loan fees(1)	117,725	122,665	129,163
Total interest income, excluding loan fees	133,349	144,278	156,675

Projected interest expense:
Deposits	12,543	20,872	28,351
Securities sold under agreements to repurchase	690	3,446	6,203
Federal Home Loan Bank advances and other long-term borrowings	19,634	20,433	21,370
Total interest expense	32,867	44,751	55,924

Net interest income, excluding loan fees	$100,482	$99,527	$100,751
Change from base		$(955)	$269
% Change from base		-0.95%	0.27%

(1) — Consideration was not given to the impact of increasing and decreasing interest rates on RALs, which are fee based and occur substantially all in the first quarter of the year.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2010 are included in the following table:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
				as Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plan
Period	Shares Purchased		Paid Per Share	or Programs	or Programs

January 1 - January 31	—		$—	—
February 1 - February 28	2,893	*	16.99	—
March 1 - March 31	3,344		18.45	3,344
Total	6,237		$17.77	3,344	340,901

* - Represents shares received by the Company in connection with stock option exercises.

During the first quarter of 2010, the Company repurchased 3,344 shares and there were 2,893 shares exchanged for stock option exercises. During the fourth quarter of 2009, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2010, the Company had 340,901 shares which could be repurchased under the current share repurchase programs.

During the first quarter of 2010, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 4.        (Removed and Reserved)

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

April 23, 2010	By:	Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

April 23, 2010	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer