Form 10-Q
period 2010-06-30
REPUBLIC BANCORP INC /KY/
filed 2010-07-26
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 26, 2010, was 18,599,176 and 2,308,101, respectively.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	June 30,	December 31,
	2010	2009
ASSETS:

Cash and cash equivalents	$268,489	$1,068,179
Securities available for sale	525,294	416,311
Securities to be held to maturity (fair value of $43,814 in 2010 and $51,135 in 2009)	42,394	50,924
Mortgage loans held for sale	3,309	5,445
Loans, net of allowance for loan losses of $26,659 and $22,879 (2010 and 2009)	2,177,336	2,245,353
Federal Home Loan Bank stock, at cost	26,274	26,248
Premises and equipment, net	37,560	39,380
Goodwill	10,168	10,168
Other assets and accrued interest receivable	49,628	56,760

TOTAL ASSETS	$3,140,452	$3,918,768

LIABILITIES

Deposits
Non interest-bearing	$355,761	$318,275
Interest-bearing	1,470,092	2,284,206
Total deposits	1,825,853	2,602,481

Securities sold under agreements to repurchase and other short-term borrowings	302,054	299,580
Federal Home Loan Bank advances	565,483	637,607
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	40,056	21,840

Total liabilities	2,774,686	3,602,748

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,927	4,917
Additional paid in capital	128,119	126,376
Retained earnings	225,516	178,944
Accumulated other comprehensive income	7,204	5,783

Total stockholders’ equity	365,766	316,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,140,452	$3,918,768

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME:

Loans, including fees	$32,708	$34,397	$115,191	$125,723
Taxable investment securities	3,720	4,688	7,465	9,842
Tax exempt investment securities	4	6	10	12
Federal Home Loan Bank stock and other	455	415	1,450	1,286
Total interest income	36,887	39,506	124,116	136,863

INTEREST EXPENSE:

Deposits	3,101	4,616	7,420	14,954
Securities sold under agreements to repurchase and other short-term borrowings	244	242	484	581
Federal Home Loan Bank advances	4,858	6,100	10,036	11,344
Subordinated note	631	627	1,251	1,247
Total interest expense	8,834	11,585	19,191	28,126

NET INTEREST INCOME	28,053	27,921	104,925	108,737

Provision for loan losses	2,980	1,686	19,770	27,351

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,073	26,235	85,155	81,386

NON INTEREST INCOME:

Service charges on deposit accounts	3,983	4,992	7,855	9,414
Electronic refund check fees	5,052	2,230	58,220	25,135
Net RAL securitization income	25	60	220	472
Mortgage banking income	1,403	3,517	2,415	7,691
Debit card interchange fee income	1,312	1,312	2,532	2,471

Total impairment losses on investment securities	(57)	(1,896)	(126)	(5,021)
Loss recognized in other comprehensive income	—	—	—	—
Net impairment loss recognized in earnings	(57)	(1,896)	(126)	(5,021)

Other	586	692	1,065	1,247
Total non interest income	12,304	10,907	72,181	41,409

NON INTEREST EXPENSES:

Salaries and employee benefits	12,966	12,647	30,344	27,163
Occupancy and equipment, net	5,053	5,428	11,471	11,337
Communication and transportation	719	1,021	3,188	2,944
Marketing and development	802	663	9,394	11,640
FDIC insurance expense	782	2,004	1,899	3,054
Bank franchise tax expense	645	637	1,790	1,272
Data processing	598	779	1,318	1,549
Debit card interchange expense	286	694	935	1,368
Supplies	346	398	1,378	1,276
Other real estate owned expense	502	272	803	1,983
Charitable contributions	296	321	5,782	742
FHLB advance prepayment expense	—	—	1,531	—
Other	1,650	1,690	5,951	5,868
Total non interest expenses	24,645	26,554	75,784	70,196

INCOME BEFORE INCOME TAX EXPENSE	12,732	10,588	81,552	52,599
INCOME TAX EXPENSE	4,335	3,721	28,527	19,973
NET INCOME	$8,397	$6,867	$53,025	$32,626

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (continued)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized gain (loss) on securities available for sale, net	$2,132	$(1,559)	$1,078	$(1,736)
Other-than-temporary-impairment on available for sale securities recorded on other comprehensive income, net	—	1,800	—	1,800
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings	222	—	425	—
Reclassification adjustment for losses (gains) realized in income	(37)	1,232	(82)	3,264
Other comprehensive income (loss)	2,317	1,473	1,421	3,328

COMPREHENISVE INCOME	$10,714	$8,340	$54,446	$35,954

BASIC EARNINGS PER SHARE:

Class A Common Stock	$0.40	$0.33	$2.55	$1.58
Class B Common Stock	0.39	0.32	2.52	1.56

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$0.40	$0.33	$2.54	$1.57
Class B Common Stock	0.39	0.32	2.51	1.54

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2010	18,499	2,309	$4,917	$126,376	$178,944	$5,783	$316,020

Net income	—	—	—	—	53,025	—	53,025

Net change in accumulated other comprehensive income	—	—	—	—	—	1,421	1,421

Dividend declared Common Stock:
Class A ($0.275 per share)	—	—	—	—	(5,096)	—	(5,096)
Class B ($0.250 per share)	—	—	—	—	(577)	—	(577)

Stock options exercised, net of shares redeemed	56	—	13	1,258	(541)	—	730

Repurchase of Class A Common Stock	(11)	—	(3)	(92)	(239)	—	(334)

Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—	—

Notes receivable on Common Stock, net of cash payments	—	—	—	207	—	—	207

Deferred director compensation expense - Company Stock	1	—	—	73	—	—	73

Stock based compensation expense	—	—	—	297	—	—	297

Balance, June 30, 2010	18,546	2,308	$4,927	$128,119	$225,516	$7,204	$365,766

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (in thousands)

	2010	2009
OPERATING ACTIVITIES:
Net income	$53,025	$32,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	6,267	6,452
Provision for loan losses	19,770	27,351
Net gain on sale of mortgage loans held for sale	(2,176)	(8,122)
Origination of mortgage loans held for sale	(114,438)	(444,126)
Proceeds from sale of mortgage loans held for sale	118,750	430,259
Net realized recovery of mortgage servicing rights	—	(1,255)
Increase in RAL securitization residual	(220)	(472)
Paydown of trading securities	220	472
Net realized loss on sales, calls and impairment of securities	126	5,021
Net gain on sale of other real estate owned	(100)	(39)
Writedowns of other real estate owned	604	1,839
Deferred director compensation expense - Company Stock	73	92
Stock based compensation expense	297	371
Net change in other assets and liabilities:
Accrued interest receivable	(293)	2,608
Accrued interest payable	(648)	(3,522)
Other assets	7,668	(10,085)
Other liabilities	13,586	16,165
Net cash provided by operating activities	102,511	55,635

INVESTING ACTIVITIES
Purchases of securities available for sale	(427,450)	(417,600)
Purchases of securities to be held to maturity	(185)	(18,525)
Purchases of Federal Home Loan Bank stock	(26)	(1,166)
Proceeds from calls, maturities and paydowns of securities available for sale	323,146	821,980
Proceeds from calls, maturities and paydowns of securities to be held to maturity	8,715	1,678
Proceeds from sales of other real estate owned	4,539	5,203
Net change in loans	41,824	(7,558)
Purchases of premises and equipment	(1,444)	(2,308)
Net cash provided by/(used in) investing activities	(50,881)	381,704

FINANCING ACTIVITIES
Net change in deposits	(776,628)	(988,581)
Net change in securities sold under agreements to repurchase and other short-term borrowings	2,474	(39,984)
Payments on Federal Home Loan Bank advances	(117,124)	(35,502)
Proceeds from Federal Home Loan Bank advances	45,000	180,000
Repurchase of Common Stock	(334)	(502)
Net proceeds from Common Stock options exercised	730	920
Cash dividends paid	(5,438)	(4,951)
Net cash used in financing activities	(851,320)	(888,600)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(799,690)	(451,261)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,068,179	616,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$268,489	$165,042

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (in thousands)

	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the quarter for:
Interest	$19,839	$31,648
Income taxes	30,097	12,939

SUPPLEMENTAL NONCASH DISCLOSURES

Transfers from loans to real estate acquired in settlement of loans	$6,630	$1,893

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — JUNE 30, 2010 AND 2009 (UNAUDITED) AND DECEMBER 31, 2009

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

Other sources of traditional banking income include service charges on deposit accounts, debit card interchange fee income, title insurance commissions, fees charged to customers for trust services and revenue generated from Mortgage Banking activities. Mortgage Banking activities represent both the origination and sale of loans in the secondary market and the servicing of loans for others.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2009.

2.   INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$212,485	$487	$(18)	$212,954
Private label mortgage backed and other private label mortgage-related securities	7,097	178	(1,709)	5,566
Mortgage backed securities	180,831	9,782	—	190,613
Collateralized mortgage obligations	113,799	2,463	(101)	116,161
Total securities available for sale	$514,212	$12,910	$(1,828)	$525,294

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$48,000	$82	$—	$48,082
Private label mortgage backed and other private label mortgage-related securities	8,085	—	(2,184)	5,901
Mortgage backed securities	227,792	10,362	—	238,154
Collateralized mortgage obligations	123,536	765	(127)	124,174
Total securities available for sale	$407,413	$11,209	$(2,311)	$416,311

Mortgage backed Securities

At June 30, 2010, with the exception of the $5.6 million private label mortgage backed and other private label mortgage-related securities, all other mortgage backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) and Fannie Mae (“FNMA”), institutions which the government has affirmed its commitment to support. At June 30, 2010, there were gross unrealized losses of $101,000 related to mortgage backed securities other than the private label mortgage backed and other private label mortgage-related securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

As mentioned throughout this filing, the Company’s mortgage backed securities portfolio includes private label mortgage backed and other private label mortgage-related securities with a fair value of $5.6 million which had net unrealized losses of approximately $1.5 million at June 30, 2010. As of June 30, 2010, the Company believes there is no further credit loss component of other-than-temporary impairment (“OTTI”) in addition to that which has already been recorded. Additionally, the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

The mortgage backed securities portfolio is predominantly backed by residential properties.

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
June 30, 2010 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$3,692	$22	$—	$3,714
Obligations of states and political subdivisions	264	28	—	292
Mortgage backed securities	2,484	169	—	2,653
Collateralized mortgage obligations	35,954	1,239	(38)	37,155
Total securities to be held to maturity	$42,394	$1,458	$(38)	$43,814

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2009 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$9,187	$90	$—	$9,277
Obligations of states and political subdivisions	384	38	—	422
Mortgage backed securities	2,748	108	(1)	2,855
Collateralized mortgage obligations	38,605	84	(108)	38,581
Total securities to be held to maturity	$50,924	$320	$(109)	$51,135

Sales of Securities Available for Sale

During the three and six month periods ended June 30, 2010 and 2009, there were no sales or calls of securities available for sale.

Market Loss Analysis

Securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
June 30, 2010 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$9,207	$(18)	$—	$—	$9,207	$(18)
Private label mortgage backed and other private label mortgage-related securities	—	—	6,681	(1,709)	6,681	(1,709)
Mortgage backed securities, including Collateralized mortgage obligations	13,485	(139)	—	—	13,485	(139)

Total	$22,692	$(157)	$6,681	$(1,709)	$29,373	$(1,866)

	Less than 12 months		12 months or more		Total
December 31, 2009 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and U.S. Government agencies	$—	$—	$—	$—	$—	$—
Private label mortgage backed and other private label mortgage-related securities	5,901	(2,184)	—	—	5,901	(2,184)
Mortgage backed securities, including Collateralized mortgage obligations	19,738	(64)	12,093	(172)	31,831	(236)

Total	$25,639	$(2,248)	$12,093	$(172)	$37,732	$(2,420)

As of June 30, 2010, the Company’s security portfolio consisted of 149 securities, 6 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and other securities, as discussed below.

The amortized cost and fair value of the investment securities portfolio by contractual maturity at June 30, 2010 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
June 30 2010, (in thousands)	Cost	Value	Value	Value

Due in one year or less	$5,307	$5,364	$494	$509
Due from one year to five years	—	—	1,464	1,500
Due from five years to ten years	207,178	207,590	1,998	1,997
Private label mortgage backed and other private label mortgage-related securities	7,097	5,566	—	—
Mortgage backed securities	180,831	190,613	2,484	2,653
Collateralized mortgage obligations	113,799	116,161	35,954	37,155
Total	$514,212	$525,294	$42,394	$43,814

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

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. The Company owned and continues to own four private label mortgage backed and other private label mortgage-related securities with an amortized cost of $7.1 million at June 30, 2010. All principal was written off for a fifth security owned by the Company, as losses on this security equaling Republic’s principal ownership was passed through to the Company by the servicer/trustee. None of these private label securities are guaranteed by government agencies. Approximately $1.3 million (Securities 1 through 3 in the table below) of these securities is mostly backed by “Alternative A” first lien mortgage loans. The remaining $5.8 million (Security 4 in the table below) represents an asset backed security with an insurance “wrap” or guarantee. The average life of securities 1 through 3 is currently estimated to be 8 months.  The average life of security 4 is currently estimated to be 6 years.  Due to current market conditions, all of these assets remain extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with FASB ASC topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for these investments. See Footnote 6, “Fair Value” for additional discussion.

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

The following table presents a rollforward of the credit losses recognized in earnings for the period ended June 30, 2010:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2010	June 30, 2010

Beginning balance	$15,499	$17,266
Pass through of actual losses	(2,441)	(4,277)
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	57	126
Additions/Subtractions:
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—	—
Ending balance, June 30, 2010	$13,115	$13,115

Further deterioration in economic conditions could cause the Company to record additional impairment charges related to credit losses of up to $7.1 million, which is the current gross amortized cost of the Company’s private label mortgage backed securities and other private label mortgage-related securities.

The following table details the credit ratings and the total impairment loss related to “all other factors” recorded as a component of accumulated other comprehensive income for the Company’s private label mortgage backed and other private label mortgage-related securities as of June 30, 2010:

			Gross	Cumulative
			Unrealized	Credit
	Amortized	Fair	Gains /	OTTI	Ratings as of June 30, 2010
(in thousands)	Cost	Value	(Losses)	Losses	S&P	Fitch	Moody’s

Security 1	$188	$356	$168	$(6,005)	D	—	C
Security 2	863	808	(55)	(3,329)	CC	C	—
Security 3	228	238	10	(1,766)	CCC	C	—
Security 4	5,818	4,164	(1,654)	(2,015)	BB-	—	—
Total	$7,097	$5,566	$(1,531)	$(13,115)

The ratings above range from default (S&P D) to speculative (S&P BB-).

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	June 30, 2010	December 31, 2009

Amortized cost	$396,994	$427,444
Fair value	398,218	427,444

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

(in thousands)	June 30, 2010	December 31, 2009

Residential real estate	$1,053,900	$1,097,311
Commercial real estate	643,267	641,451
Real estate construction	76,165	83,090
Commercial	99,672	104,274
Consumer	18,266	21,651
Overdrafts	1,250	2,006
Home equity	311,475	318,449

Total loans	2,203,995	2,268,232
Less: Allowance for loan losses	26,659	22,879

Loans, net	$2,177,336	$2,245,353

Activity in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Allowance for loan losses at beginning of period	$25,640	$17,878	$22,879	$14,832

Charge offs - Traditional Banking	(2,401)	(1,631)	(4,394)	(2,526)
Charge offs - Tax Refund Solutions	(3,415)	(5,150)	(17,999)	(31,179)
Total charge offs	(5,816)	(6,781)	(22,393)	(33,705)

Recoveries - Traditional Banking	159	309	398	464
Recoveries - Tax Refund Solutions	3,696	6,794	6,005	10,944
Total recoveries	3,855	7,103	6,403	11,408

Net loan charge offs/recoveries - Traditional Banking	(2,242)	(1,322)	(3,996)	(2,062)
Net loan charge offs/recoveries - Tax Refund Solutions	281	1,644	(11,994)	(20,235)
Net loan charge offs/recoveries	(1,961)	322	(15,990)	(22,297)

Provision for loan losses - Traditional Banking	4,999	3,459	7,776	7,116
Provision for loan losses - Tax Refund Solutions	(2,019)	(1,773)	11,994	20,235
Provision for loan losses	2,980	1,686	19,770	27,351

Allowance for loan losses at end of period	$26,659	$19,886	$26,659	$19,886

Information regarding Republic’s impaired loans follows:

(in thousands)	June 30, 2010	December 31, 2009

Loans with no allocated allowance for loan losses	$9,491	$10,995
Loans with allocated allowance for loan losses	39,214	37,851

Total impaired loans	$48,705	$48,846

Amount of the allowance for loan losses allocated	$7,369	$4,718
Average of individually impaired loans during the year	47,182	35,930
Interest income recognized during impairment	—	—
Cash basis interest income recognized	—	—

Republic defines impaired loans to be those commercial related loans that the Company has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Impaired loans also include loans accounted for as troubled debt restructurings (“TDRs”). As of June 30, 2010, the Company had allocated $4.4 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings. The Company had outstanding $37 million to customers whose loans were classified as a troubled debt restructuring, of which $12 million were on non-accrual status, as of June 30, 2010.

Detail of non-performing loans and non-performing assets follows:

(in thousands)	June 30, 2010	December 31, 2009

Loans on non-accrual status	$37,669	$43,136
Loans past due 90 days or more and still on accrual	—	8

Total non-performing loans	37,669	43,144
Other real estate owned	6,359	4,772
Total non-performing assets	$44,028	$47,916

Non-performing loans to total loans - Total Company	1.71%	1.90%
Non-performing loans to total loans - Traditional Banking	1.71%	1.90%
Non-performing assets to total loans (including OREO)	1.99%	2.11%

The composition of non-performing loans by loan type follows:

(in thousands)	June 30, 2010	December 31, 2009

Residential real estate	$15,248	$14,832
Commercial real estate	11,985	16,850
Real estate construction	8,372	9,500
Commercial	307	647
Consumer	66	71
Home equity	1,691	1,244

Total non-performing loans	$37,669	$43,144

Non-accrual loans and loans past due 90 days or more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

RAL Loss Reserves and Provision for Loan Losses:

Substantially all RALs issued by the Company are made during the first quarter, with RAL originations ending by the end of April each year. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process. While the RAL application form is completed by the taxpayer in the tax-preparer’s office, the credit approval criteria is established by TRS and the underwriting decision is made by TRS. TRS reviews and evaluates all tax returns to determine the likelihood of IRS payment. If any attribute of the tax return appears to fall outside of predetermined parameters, TRS will not originate the RAL.

At March 31st of each year the Company reserves for its estimated RAL losses for the year based on current year and historical funding patterns and based on information received from the IRS on current year payment processing.  RAL funds advanced by the Company are generally repaid by the IRS within two weeks.  RALs outstanding 30 days or longer are charged off at the end of each quarter with subsequent collections recorded as recoveries.  Since the RAL season is over by the end of April of each year, essentially all uncollected RALs are charged off by June 30th of each year, except for those RALs management deems certain of collection.

Profitability in the Company’s TRS segment is primarily driven by the volume of RAL transactions processed and the loss rate incurred on RALs, and is particularly sensitive to both measures. During the first six months of 2010 (primarily the first quarter), the Company processed 22% more in dollars of RALs compared to the same period in 2009.  The TRS segment’s provision for loan losses decreased from $20.2 million during the first six months of 2009 to $12.0 million during the first six months of 2010. Despite the increase in origination volume over 2009, the Company’s provision for loan losses decreased primarily due to improved underwriting criteria developed from the Company’s 2009 tax season funding history from the IRS.

As of June 30, 2010 and 2009, $14.5 million and $25.5 million of total RALs originated remained uncollected, representing 0.48% and 1.02% of total gross RALs originated during the respective tax years by the Company.  Substantially all of these loans were charged off as of June 30, 2010 and 2009. Included as a reduction to the first quarter 2009 TRS provision for loan losses was $2.8 million representing a limited preparer-provided guarantee for RAL product performance.

For the quarter ended June 30, 2010 and 2009, the TRS provision for loan losses was a net credit of $2.0 million and a net credit of $1.8 million. The net credit provision resulted from better than projected paydowns in outstanding RALs subsequent to the first quarter of each year. The Company expects the actual loss rate realized will be less than the current uncollected amount, as the Company will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the RALs.

For additional discussion regarding TRS, see the following sections:

•      Part I Item 1 “Financial Statements:”

•      Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”

•      Footnote 10 “Segment Information”

•      Footnote 11 “Regulatory Matters”

•      Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

4.     DEPOSITS

Ending deposit balances were as follows at June 30, 2010 and December 31, 2009:

(in thousands)	June 30, 2010	December 31, 2009

Demand (NOW and SuperNOW)	$273,063	$245,502
Money market accounts	646,488	596,370
Brokered money market accounts	60,666	64,608
Savings	38,040	33,691
Individual retirement accounts*	35,016	34,651
Time deposits, $100,000 and over*	155,143	169,548
Other certificates of deposit*	139,817	135,171
Brokered certificates of deposit*	121,859	1,004,665

Total interest-bearing deposits	1,470,092	2,284,206
Total non interest-bearing deposits	355,761	318,275

Total	$1,825,853	$2,602,481

* - Represents a time deposit

During the fourth quarter of 2009, the Company obtained $921 million in brokered certificates of deposits to be utilized to fund the first quarter 2010 RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 0.51%. Also, during January of 2010, the Company obtained an additional $542 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 55 days and a weighted average interest rate of 0.56%. There were no brokered certificates outstanding at June 30, 2010 related to the RAL program.

During the first six months of 2010, the Company obtained $34 million in brokered deposits to be utilized by the Traditional Bank for on-going funding needs. These deposits had a weighted average maturity of five years and a weighted average cost of 2.86%.

5.              FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At June 30, 2010 and December 31, 2009, FHLB advances outstanding were as follows:

(in thousands)	June 30, 2010	December 31, 2009

Putable fixed interest rate advances with a weighted average interest rate of 4.51%(1)	$150,000	$150,000

Fixed interest rate advances with a weighted average interest rate of 3.13% due through 2035	415,483	487,607

Total FHLB advances	$565,483	$637,607

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At June 30, 2010, Republic had available collateral to borrow an additional $149 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2010	$—
2011	75,000
2012	85,000
2013	91,000
2014	178,000
Thereafter	136,483

Total	$565,483

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	June 30, 2010	December 31, 2009

First lien, single family residential real estate	$642,866	$733,511
Home equity lines of credit	63,347	91,014
Multi-family commercial real estate	17,584	38,526

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

With regards to the Company’s private label mortgage backed and other private label mortgage-related securities, the Company recognized a $1.8 million cumulative effect of initially applying FASB ASC topic 320 “Investments — Debt and Equity Securities,” as an adjustment to retained earnings at April 1, 2009, with a corresponding adjustment to accumulated other comprehensive income. Due to current market conditions, all of these assets are extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with FASB ASC topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities.

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

Assets and liabilities measured at fair value under on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	June 30, 2010 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$212,954	$—	$212,954
Private label mortgage backed and other private label mortgage-related securities	—	—	5,566	5,566
Mortgage backed securities	—	190,613	—	190,613
Collateralized mortgage obligations	—	116,161	—	116,161
Total securities available for sale	$—	$519,728	$5,566	$525,294

Mandatory forward contracts	$—	$(390)	$—	$(390)

Rate lock loan commitments	—	691	—	691

Mortgage loans held for sale	—	3,309	—	3,309

	Fair Value Measurements at
	December 31, 2009 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and U.S. Government agencies	$—	$48,082	$—	$48,082
Private label mortgage backed and other private label mortgage-related securities	—	—	5,901	5,901
Mortgage backed securities	—	238,154	—	238,154
Collateralized mortgage obligations	—	124,174	—	124,174
Total securities available for sale	$—	$410,410	$5,901	$416,311

Mandatory forward contracts	$—	$616	$—	$616

Rate lock loan commitments	—	53	—	53

Mortgage loans held for sale	—	5,445	—	5,445

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2010 and 2009:

Securities available for Sale - Private label mortgage backed and other private label mortgage-related securities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Balance, beginning of period	$5,792	$10,729	$5,901	$14,678

Total gains or losses included in earnings:
Net impairment loss recognized in earnings	(57)	(1,896)	(126)	(5,021)
Net change in unrealized gain / loss	341	551	654	657
Principal paydowns	(510)	(1,289)	(863)	(2,219)
Balance, end of period	$5,566	$8,095	$5,566	$8,095

There were no transfers into or out of Level 1 or Level 2 assets during the six months ended June 30, 2010.

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
June 30, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans	$11,502	$—	$—	$8,536	$8,536
Other real estate owned	1,866	—	—	1,866	1,866

Fair Value Measurements at
December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans	$11,469	$—	$—	$9,963	$9,963
Other real estate owned	1,276	—	—	1,276	1,276

The following section details impairment charges recognized during the period:

The Company recorded realized impairment losses related to its Level 3 private label mortgage backed and other private label mortgage-related securities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Net impairment loss recognized in earnings	$57	$1,896	$126	$5,021

See Footnote 2 “Investment Securities” for additional detail regarding impairment losses.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount and valuation allowance as follows:

(in thousands)	June 30, 2010	December 31, 2009

Carrying amount	$11,502	$11,469
Valuation allowance	2,966	1,506

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net outstanding balance, carrying amount and valuation allowance as follows:

(in thousands)	June 30, 2010	December 31, 2009

Outstanding balance	$6,359	$4,772
Valuation allowance	4,493	3,496
Carrying amount	1,866	1,276

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Other real estate owned write-downs	$384	$176	$604	$1,839

Mortgage servicing rights (“MSR”s), which are carried at lower of cost or fair value, were written down $1.3 million during the fourth quarter of 2008 related to the impairment of six of the 24 tranches within the portfolio. Due primarily to a decline in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained, the fair value of the Company’s MSRs increased during 2009. As a result of this increase, the Company reduced its corresponding valuation allowance by $1.1 million during the first quarter of 2009 and an additional $122,000 during the second quarter of 2009. No MSR valuation allowance existed at December 31, 2009 and June 30, 2010.

The carrying amounts and estimated fair values of financial instruments, at June 30, 2010 and December 31, 2009 follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$268,489	$268,489	$1,068,179	$1,068,179
Securities available for sale	525,294	525,294	416,311	416,311
Securities to be held to maturity	42,394	43,814	50,924	51,135
Mortgage loans held for sale	3,309	3,309	5,445	5,445
Loans, net	2,177,336	2,225,829	2,245,353	2,259,654
Federal Home Loan Bank stock	26,274	26,274	26,248	26,248
Accrued interest receivable	10,342	10,342	10,049	10,049

Liabilities:
Deposits:
Non interest-bearing accounts	355,761	355,761	318,275	318,275
Transaction accounts	1,018,257	1,018,257	940,171	940,171
Time deposits	451,835	459,441	1,344,035	1,349,268
Securities sold under agreements to repurchase and other short-term borrowings	302,054	302,054	299,580	299,580
Subordinated note	41,240	41,153	41,240	41,148
Federal Home Loan Bank advances	565,483	570,120	637,607	636,600
Accrued interest payable	2,240	2,240	2,888	2,888

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

7.     MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

June 30, (in thousands)	2010	2009

Balance, January 1, 2010	$5,445	$11,298
Origination of mortgage loans held for sale	114,438	444,126
Proceeds from the sale of mortgage loans held for sale	(118,750)	(430,259)
Net gain in sale of mortgage loans held for sale	2,176	8,122

Balance, June 30, 2010	$3,309	$33,287

Mortgage banking activities primarily include residential mortgage originations and servicing. The following table presents the components of Mortgage Banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Net gain on sale of mortgage loans held for sale	$1,308	$4,148	$2,176	$8,122
Change in mortgage servicing rights valuation allowance	—	122	—	1,255
Loan servicing income, net of amortization	95	(753)	239	(1,686)

Mortgage banking income	$1,403	$3,517	$2,415	$7,691

Activity for capitalized mortgage servicing rights was as follows:

June 30, (in thousands)	2010	2009

Balance, January 1, 2010	$8,430	$5,809
Additions	1,057	4,205
Amortized to expense	(1,305)	(3,042)
Change in valuation allowance	—	1,255

Balance, June 30, 2010	$8,182	$8,227

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

June 30, (in thousands)	2010	2009

Balance, January 1, 2010	$—	$(1,255)
Additions to expense	—	—
Reductions credited to operations	—	1,255
Direct write downs	—	—

Balance, June 30, 2010	$—	$—

Other information relating to mortgage servicing rights follows:

(in thousands)	June 30, 2010	December 31, 2009

Fair value of mortgtage servicing rights portfolio	$9,579	$10,475
Discount rate	9%	9%
Prepayment speed range	213% - 413%	191% - 374%
Weighted average default rate	1.50%	1.50%

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

The Company adopted FASB ASC topic 815, “Derivatives and Hedging” at the beginning of the first quarter of 2009, and has included the expanded disclosures required by that statement.

The following tables include the notional amounts and realized gain (loss) for Mortgage Banking derivatives recognized in Mortgage Banking income as of June 30, 2010 and December 31, 2009:

(in thousands)	June 30, 2010	December 31, 2009

Mandatory forward contracts:
Notional amount	$24,400	$32,270
Change in fair value of mandatory forward contracts	(390)	616

Rate lock loan commitments:
Notional amount	$31,324	$28,734
Change in fair value of rate lock loan commitments	246	(338)

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

As of June 30, 2010, exclusive of Mortgage Banking loan commitments, Republic had outstanding loan commitments of $506 million, which included unfunded home equity lines of credit totaling $298 million. As of December 31, 2009, exclusive of Mortgage Banking loan commitments, Republic had outstanding loan commitments of $479 million, which included unfunded home equity lines of credit totaling $301 million. These commitments generally have open ended maturities and variable rates. At June 30, 2010 rates primarily ranged from 2.99% to 7.50% with a weighted average rate of 4.71%.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $10 million and $12 million at June 30, 2010 and December 31, 2009. In addition to credit risk, the Company also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Company does not deem this risk to be material.

At June 30, 2010 and December 31, 2009, Republic had a $10 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Company uses a blanket pledge of eligible real estate loans to secure the letter of credit.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2010	2009	2010	2009

Net income	$8,397	$6,867	$53,025	$32,626

Weighted average shares outstanding	20,840	20,749	20,827	20,706
Effect of dilutive securities	118	161	93	170
Average shares outstanding including dilutive securities	20,958	20,910	20,920	20,876

Basic earnings per share:
Class A Common Share	$0.40	$0.33	$2.55	$1.58
Class B Common Share	0.39	0.32	2.52	1.56

Diluted earnings per share:
Class A Common Share	$0.40	$0.33	$2.54	$1.57
Class B Common Share	0.39	0.32	2.51	1.54

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Antidilutive stock options	604,707	623,977	652,668	645,553

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

For additional discussion regarding TRS, see the following sections:

•      Part I Item 1 “Financial Statements:”

•      Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”

•      Footnote 3 “Loans and Allowance for Loan Losses”

•      Footnote 11 “Regulatory Matters”

•      Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

Segment information for the three and six months ended June 30, 2010 and 2009 follows:

	Three Months Ended June 30, 2010
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$26,762	$1,182	$109	$28,053
Provision for loan losses	4,999	(2,019)	—	2,980

Electronic Refund Check fees	—	5,052	—	5,052
Net RAL securitization income	—	25	—	25
Mortgage banking income	—	—	1,403	1,403
Net gain on sales, calls and impairment of securities	(57)	—	—	(57)
Other non interest income	5,856	2	23	5,881
Total non interest income	5,799	5,079	1,426	12,304

Total non interest expenses	22,481	1,492	672	24,645

Gross operating profit	5,081	6,788	863	12,732
Income tax expense	1,540	2,544	251	4,335
Net income	$3,541	$4,244	$612	$8,397

Segment assets	$3,103,946	$24,771	$11,735	$3,140,452

Net interest margin	3.65%	NM	NM	3.73%

	Three Months Ended June 30, 2009
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$27,371	$259	$291	$27,921
Provision for loan losses	3,459	(1,773)	—	1,686

Electronic Refund Check fees	—	2,230	—	2,230
Net RAL securitization income	—	60	—	60
Mortgage banking income	—	—	3,517	3,517
Net loss on sales, calls and impairment of securities	(1,896)	—	—	(1,896)
Other non interest income	7,089	17	(110)	6,996
Total non interest income	5,193	2,307	3,407	10,907

Total non interest expenses	23,773	2,448	333	26,554

Gross operating profit	5,332	1,891	3,365	10,588
Income tax expense	1,876	743	1,102	3,721
Net income	$3,456	$1,148	$2,263	$6,867

Segment assets	$3,056,086	$6,693	$41,561	$3,104,340

Net interest margin	3.72%	NM	NM	3.69%

	Six Months Ended June 30, 2010
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$54,023	$50,716	$186	$104,925
Provision for loan losses	7,776	11,994	—	19,770

Electronic Refund Check fees	—	58,220	—	58,220
Net RAL securitization income	—	220	—	220
Mortgage banking income	—	—	2,415	2,415
Net gain on sales, calls and impairment of securities	(126)	—	—	(126)
Other non interest income	11,419	10	23	11,452
Total non interest income	11,293	58,450	2,438	72,181

Total non interest expenses	48,290	25,994	1,500	75,784

Gross operating profit	9,250	71,178	1,124	81,552
Income tax expense	2,966	25,221	340	28,527
Net income	$6,284	$45,957	$784	$53,025

Segment assets	$3,103,946	$24,771	$11,735	$3,140,452

Net interest margin	3.70%	NM	NM	5.73%

	Six Months Ended June 30, 2009
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$55,329	$52,833	$575	$108,737
Provision for loan losses	7,116	20,235	—	27,351

Electronic Refund Check fees	—	25,135	—	25,135
Net RAL securitization income	—	472	—	472
Mortgage banking income	—	—	7,691	7,691
Net loss on sales, calls and impairment of securities	(5,021)	—	—	(5,021)
Other non interest income	13,048	32	52	13,132
Total non interest income	8,027	25,639	7,743	41,409

Total non interest expenses	48,080	21,349	767	70,196

Gross operating profit	8,160	36,888	7,551	52,599
Income tax expense	2,573	14,855	2,545	19,973
Net income	$5,587	$22,033	$5,006	$32,626

Segment assets	$3,056,086	$6,693	$41,561	$3,104,340

Net interest margin	3.79%	NM	NM	6.21%

11.  REGULATORY MATTERS

During the first quarter of 2009, RB&T made public its 2008 Community Reinvestment Act Performance Evaluation (the “2008 CRA Evaluation”). The 2008 CRA Evaluation assesses RB&T’s initiatives and performance that are designed to help meet the credit needs of the areas it serves, including low and moderate-income individuals, neighborhoods and businesses. The 2008 CRA Evaluation also includes a review of RB&T’s community development services and investments in RB&T’s assessment areas.

RB&T received “High Satisfactory” ratings on the Investment Test component and the Service Test component evaluated as part of the 2008 CRA Evaluation. Based on issues identified within RB&T’s Refund Anticipation Loan (“RAL”) program, RB&T received a “Needs to Improve” rating on the Lending Test component, and as a result, a “Needs to Improve” rating on its overall rating.

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

In response to the 2008 CRA Evaluation, RB&T changed certain procedures and processes to address the Reg B issues raised by the FDIC as it relates to RB&T’s RAL program.  By statute, a bank such as RB&T with a “Needs to Improve” CRA rating has limitations on certain future business activities, including the ability to branch and to make acquisitions, until its CRA rating improves. As also required by statute, the FDIC referred their conclusions regarding the alleged Reg B violations to the Department of Justice (“DOJ”). During the second quarter of 2009, the Company was notified that the DOJ had referred the Reg B issue back to the FDIC for administrative handling with no further corrective action required by the DOJ.

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

During the second half of 2009, the FDIC began its 2009 Compliance and Community Reinvestment Act Performance Evaluations (the “2009 Examinations”) of RB&T.  During the 2009 Examinations, the FDIC concluded that RB&T violated Reg B related to spousal guarantees associated with its commercial lending activities.  By statute, the FDIC referred these alleged Reg B violations to the DOJ on July 2, 2010.  As of the time of this filing, RB&T has not received a communication from, nor has any corrective action been imposed by, the DOJ.

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

Republic Bancorp and its subsidiaries operate in a heavily regulated industry.  These regulatory requirements can and do affect our results of operations and financial condition.  For an update on regulatory matters affecting the Company and its subsidiaries, see Footnote 11.

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

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, the statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date the statements are made and management may not update them to reflect changes that occur subsequent to the date the statements are made. Some factors that could cause results to differ materially from those projected in forward looking statements include risks described in the filings of the Company with the Securities and Exchange Commission, including but not limited to the Company 2009 Annual Report on Form 10-K.

As used in this report, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: Republic Bank & Trust Company and Republic Bank.

BUSINESS SEGMENT COMPOSITION

As of June 30, 2010, the Company was divided into three distinct segments: Traditional Banking, Tax Refund Solutions and Mortgage Banking.

Net income, total assets and net interest margin by segment for the three and six months ended June 30, 2010 and 2009 are presented below:

	Three Months Ended June 30, 2010
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$3,541	$4,244	$612	$8,397
Segment assets	3,103,946	24,771	11,735	3,140,452
Net interest margin	3.65%	NM	NM	3.73%

	Three Months Ended June 30, 2009
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$3,456	$1,148	$2,263	$6,867
Segment assets	3,056,086	6,693	41,561	3,104,340
Net interest margin	3.72%	NM	NM	3.69%

	Six Months Ended June 30, 2010
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$6,284	$45,957	$784	$53,025
Segment assets	3,103,946	24,771	11,735	3,140,452
Net interest margin	3.70%	NM	NM	5.73%

	Six Months Ended June 30, 2009
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$5,587	$22,033	$5,006	$32,626
Segment assets	3,056,086	6,693	41,561	3,104,340
Net interest margin	3.79%	NM	NM	6.21%

NM — Not Meaningful

For expanded financial data for the Company’s business segments see Footnote 10 “Segment Information”

(I)  Traditional Banking

As of June 30, 2010, Republic had 44 full-service banking centers with 35 located in Kentucky, five located in metropolitan Tampa, Florida, three located in southern Indiana and one located in metropolitan Cincinnati, Ohio in addition to an Internet banking delivery channel. RB&T’s primary market areas are located in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington, Florence and Independence. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in Hudson, New Port Richey, Palm Harbor, Port Richey and Temple Terrace, Florida, as well as metropolitan Cincinnati, Ohio.

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

The Company has agreements with Jackson Hewitt Inc. (“JHI”) and Jackson Hewitt Technology Services LLC (“JHTSL”), both subsidiaries of Jackson Hewitt Tax Service Inc. (referred to collectively as “JH”), and Liberty Tax Service (“Liberty”) to offer RAL and ERC/ERD products. JH and Liberty provide preparation services of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax-preparers offices. Approximately 34% and 27% of the Company’s year to date June 30, 2010 and 2009 TRS gross revenue was derived from JH with another 29% and 4% from Liberty for the same periods. See “Results of Operations — Tax Refund Solutions” for additional discussion regarding JH and Liberty agreements.

Substantially all RALs issued by the Company are made during the first quarter, with origination of new RALs ending by the end of April each year.  Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process. While the RAL application form is completed by the taxpayer in the tax-preparer’s office, the credit approval criteria is established by TRS and the underwriting decision is made by TRS. TRS reviews and evaluates all tax returns to determine the likelihood of IRS payment. If any attribute of the tax return appears to fall outside of predetermined parameters, TRS will not originate the RAL.

At March 31 of each year the Company reserves for its estimated RAL losses for the year based on current year and historical funding patterns and based on information received from the IRS on current year payment processing.  RAL funds advanced by the Company are generally repaid by the IRS within two weeks.  RALs outstanding 30 days or longer are charged off at the end of each quarter with subsequent collections recorded as recoveries.  Since the RAL season is over by the end of April of each year, essentially all uncollected RALs are charged off by June 30th of each year, except for those RALs management deems certain of collection.

Subsequent to the first quarter, the results of operations for the TRS business operating segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated provision for loan losses, as estimated results became final. However, as was the case in 2009, the fourth quarter can be impacted by the funding strategy for the upcoming tax season. As detailed in the section titled “TRS Funding” below, the TRS business operating segment incurred a fourth quarter net loss of $1.5 million with approximately $200,000 attributable to the negative spread the segment earned on brokered deposits obtained for the upcoming first quarter 2010 tax season.

As previously disclosed, the Company met with the FDIC in March of 2010 to discuss the future viability of the TRS program. The Company expects to have future discussions related to the TRS program and other regulatory matters.

TRS Rebate Accruals

During September 2009, the Company announced a new pricing model reducing the fees the Bank charges consumers for RALs beginning with the first quarter 2010 tax season. With respect to new contracts entered into for the first quarter 2010 tax season, TRS substantially reduced rebates paid to individual technology and tax preparation service providers in connection with the delivery of tax refund products. The Company accrued $12.7 million in total rebates during the first six months of 2010 compared to $36.0 million during the same period in 2009.  For the three months ended June 30, 2010 and 2009, the Company accrued $1.4 million and $3.8 million in total rebates.

TRS Funding

Due to the on-going excessive costs of securitization structures, the Company elected not to obtain funding from a securitization structure for the first quarter 2010 and 2009 tax seasons. Instead, the Company utilized brokered certificates of deposits and to a lesser extent its traditional borrowing lines of credit as its primary RAL funding source. During the fourth quarter of 2009, the Company obtained $921 million in brokered certificates of deposits to be utilized to fund the first quarter 2010 RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 0.51%. Also, during January of 2010, the Company obtained an additional $542 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 55 days and a weighted average interest rate of 0.56%.

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

Due to the significant reduction in long-term interest rates during December of 2008, the fair value of the MSR portfolio declined as prepayment speed assumptions were adjusted upwards resulting in an impairment charge of $1.3 million for the fourth quarter and year ended December 31, 2008. During the first quarter of 2009, prepayment speed assumptions stabilized to levels similar to those assumed in the third quarter of 2008 and the Company reversed $1.1 million from the valuation allowance. The Company reversed an additional $122,000 during the second quarter of 2009. There were no impairment charges recorded prior to the fourth quarter of 2008 and no MSR valuation allowance existed at December 31, 2009 and June 30, 2010.

See additional detail regarding Mortgage Banking under Footnote 7 “Segment Information” of Part I Item 1 “Financial Statements.”

OVERVIEW (Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009)

Net income for the three months ended June 30, 2010 was $8.4 million, representing an increase of $1.5 million, or 22%, compared to the same period in 2009. Diluted earnings per Class A Common Share increased 21% to $0.40 for the quarter ended June 30, 2010 compared to $0.33 for the same period in 2009. General highlights for the three months ended June 30, 2010 by business segment are detailed below. Additional discussion follows under the section titled “Results of Operations.”

Traditional Banking (Second Quarter Highlights)

•      Net income increased $85,000, or 2%, for the second quarter of 2010 compared to the same period in 2009.

•      Net interest income decreased $609,000, or 2%, for the second quarter of 2010 to $26.8 million. The net interest margin declined 7 basis points for the quarter ended June 30, 2010 compared to the second quarter of 2009 decreasing to 3.65%.

•      The provision for loan losses was $5.0 million for the quarter ended June 30, 2010 compared to $3.5 million for the same period in 2009.

•      Non interest income increased $606,000 for the second quarter of 2010 compared to the same period in 2009.

•      Total non interest expense decreased $1.3 million, or 5%, during the second quarter of 2010 compared to the second quarter of 2009.

•      Total non-performing loans to total loans for the Traditional Banking segment decreased to 1.71% at June 30, 2010, from 1.90% at December 31, 2009, as the total balance of non-performing loans decreased by $5.5 million for the same period.

Tax Refund Solutions (“TRS”) (Second Quarter Highlights)

•      Net income increased $3.1 million, or 270% for the second quarter of 2010 compared to the same period in 2009.

•      ERC income increased $2.8 million due to an increase in volume and a reduction in rebate payments from the prior year.

•      Non interest expenses declined $956,000 for the second quarter of 2010 compared to the same period in 2009.

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

•      “Results of Operations”

•      “Comparison of Financial Condition”

•      Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

Mortgage Banking (Second Quarter Highlights)

•      Within the Mortgage Banking segment, mortgage banking income decreased $2.1 million during the second quarter of 2010 compared to the same period in 2009.

•      Non interest expenses increased $339,000 for the second quarter of 2010 compared to the same period in 2009 primarily due to a change in the allocation of certain shared expenses during 2010.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009)

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

Total Company net interest income increased $132,000 for the second quarter of 2010 compared to the same period in 2009. The total Company net interest margin increased 4 basis points to 3.73% for the same period. The most significant components comprising the total Company increase in net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking Segment decreased $609,000, or 2%, for the second quarter of 2010 compared to 2009. The Traditional Bank’s net interest margin declined 7 basis points for the same period to 3.65%. The decrease in net interest income was due primarily to a decline in interest income resulting from the continued paydowns and downward repricing of loans and investments. This is consistent with national trends in consumer deleveraging and refinancing from adjustable rate loan products into longer-term fixed rate loans. Generally, the Company’s strategy has largely been not to reinvest the cash it has been receiving from its loan and investment paydowns and pay-offs into assets with longer-term repricing horizons due to market projections of interest rate increases in the future. As a result, much of the cash the Company received from paydowns over the past several months has been reinvested into short-term lower yielding investments, which has greatly improved the Company’s risk position from future interest rate increases, while negatively impacting current earnings. This, combined with our tightened loan underwriting strategy, has resulted in average earning assets declining to $3.0 billion at June 30, 2010.

The Company has been able to partially offset the downward pressure on interest income during 2010, although by a significantly smaller magnitude than in recent prior years, by lowering its cost of funds, which was 1.50% and 1.85% for the second quarters of 2010 and 2009. One specific strategy utilized by the Company to combat the moderate compression in its net interest margin was the prepayment of $87 million in FHLB advances with a weighted average cost of 3.48% during the first quarter of 2010. This strategy positively impacted second quarter net interest income by an estimated $616,000.

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

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see Table 13, “Interest Rate Sensitivity for 2010” in this section of the document.

Table 1 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three month periods ended June 30, 2010 and 2009. Table 2 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 1 — Average Balance Sheets and Interest Rates for the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities(1)	$516,482	$4,045	3.13%	$519,518	$4,963	3.82%
Tax exempt investment securities(1)(4)	264	4	9.32%	384	6	9.62%
Federal funds sold and other interest-earning deposits	245,863	130	0.21%	188,604	140	0.30%
Loans and fees(2)(3)	2,247,410	32,708	5.82%	2,316,494	34,397	5.94%

Total interest-earning assets	3,010,019	36,887	4.90%	3,025,000	39,506	5.22%

Less: Allowance for loan losses	25,320			18,346

Non interest-earning assets:
Non interest-earning cash and cash equivalents	53,821			110,814
Premises and equipment, net	38,058			40,885
Other assets(1)	70,668			58,516
Total assets	$3,147,246			$3,216,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$306,309	$160	0.21%	$259,552	$55	0.08%
Money market accounts	623,956	768	0.49%	575,706	820	0.57%
Time deposits	335,179	1,498	1.79%	403,470	2,857	2.83%
Brokered money market and brokered CD’s	178,592	675	1.51%	237,244	884	1.49%

Total deposits	1,444,036	3,101	0.86%	1,475,972	4,616	1.25%

Securities sold under agreements to repurchase and other short-term borrowings	309,539	244	0.32%	328,951	242	0.29%
Federal Home Loan Bank advances	554,201	4,858	3.51%	662,652	6,100	3.68%
Subordinated note	41,240	631	6.12%	41,240	627	6.08%

Total interest-bearing liabilities	2,349,016	8,834	1.50%	2,508,815	11,585	1.85%

Non interest-bearing liabilities and Stockholders’ equity
Non interest-bearing deposits	382,006			346,065
Other liabilities	51,936			50,158
Stockholders’ equity	364,288			311,831
Total liabilities and stock-holders’ equity	$3,147,246			$3,216,869

Net interest income		$28,053			$27,921

Net interest spread			3.40%			3.38%

Net interest margin			3.73%			3.69%

(1)          For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC topic 320 “Investments — Debt and Equity Securities” is included as a component of other assets.

(2)          The amount of loan fee income included in total interest income was $2.1million and $1.2 million for the three months ended June 30, 2010 and 2009.

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

Table 2 — Volume/Rate Variance Analysis for the Three Months Ended June 30, 2010 and 2009

		Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Taxable investment securities	$(918)	$(29)	$(889)
Tax exempt investment securities	(2)	(2)	—
Federal funds sold and other interest-earning deposits	(10)	36	(46)
Loans and fees	(1,689)	(538)	(1,151)

Net change in interest income	(2,619)	(533)	(2,086)

Interest expense:

Transaction accounts	105	12	93
Money market accounts	(52)	65	(117)
Time deposits	(1,359)	(428)	(931)
Brokered money market and brokered CDs	(209)	(222)	13
Securities sold under agreements to repurchase and other short-term borrowings	2	(15)	17
Federal Home Loan Bank advances	(1,242)	(961)	(281)
Subordinated note	4	—	4

Net change in interest expense	(2,751)	(1,549)	(1,202)

Net change in net interest income	$132	$1,016	$(884)

Provision for Loan Losses

The Company recorded a provision for loan losses of $3.0 million for the second quarter 2010, compared to a provision of $1.7 million for the same period in 2009. The significant components comprising the increase in the provision for loan losses were as follows:

Traditional Banking segment

The provision for loan losses within the Traditional Banking segment was $5.0 million for the second quarter of 2010, compared to $3.5 million during the same period in 2009. Despite some stabilization of its credit metrics during the second quarter of 2010, the Company continued to see signs of financial stress to its borrowers including on-going modest declines in the market value of the underlying collateral for its classified loans, particularly in its Florida markets. In addition, charge-offs within the Traditional Banking segment continued to trend higher. As a result of these factors and the on-going volatility in the economic environment, the Company increased its allowance for loan losses at June 30, 2010 to 1.21% of total loans, compared to 1.01% at December 31, 2009 and 1.13% at March 31, 2010. The Company believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2010. See section titled “Asset Quality” for additional discussion of the Company’s delinquent and non-performing loans.

TRS segment

Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process.

For the three months ended June 30, 2010 the TRS provision for loan losses was a net credit of $2.0 million compared to a net credit of $1.8 million for the three months ended June 30, 2009. The net credit recorded in the second quarters of 2010 and 2009 were the result of better than projected paydowns in outstanding RALs subsequent to the first quarter.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 3 — Summary of Loan Loss Experience

	Three Months Ended March 31,
(dollars in thousands)	2010	2009
Allowance for loan losses at beginning of period	$25,640	$17,878
Charge offs:
Real Estate:
Residential	(714)	(584)
Commercial	(44)	(1)
Construction	(435)	(53)
Commercial	(117)	(98)
Consumer	(329)	(534)
Home Equity	(762)	(361)
Tax Refund Solutions	(3,415)	(5,150)
Total	(5,816)	(6,781)
Recoveries:
Real Estate:
Residential	11	13
Commercial	7	87
Construction	—	96
Commercial	3	3
Consumer	134	106
Home Equity	4	4
Tax Refund Solutions	3,696	6,794
Total	3,855	7,103

Net loan charge offs/recoveries	(1,961)	322
Provision for loan losses	2,980	1,686
Allowance for loan losses at end of period	$26,659	$19,886

Ratios:
Allowance for loan losses to total loans	1.21%	0.87%
Allowance for loan losses to total loans - Traditional Banking Segment	1.21%	0.87%
Allowance for loan losses to non performing loans	71%	64%
Allowance for loan losses to non performing assets	61%	59%
Annualized net loan charge offs to average loans outstanding	0.35%	-0.06%
Annualized net loan charge offs to average loans outstanding - Traditional Banking Segment	0.40%	0.23%

Non interest Income

Non interest income increased $1.4 million, or 13%, for the second quarter of 2010 compared to the same period in 2009. The most significant components comprising the total Company decrease in non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $606,000, or 12%, for the second quarter of 2010 compared to the same period in 2009.

The increase in non interest income was primarily the result of OTTI charges totaling $1.9 million that the Company incurred during the second quarter of 2009 for its private label mortgage backed security portfolio. During the second quarter of 2010, the Company recorded only $57,000 in OTTI charges. See Footnote 2 “Investment Securities” for additional discussion.

Service charges on deposit accounts decreased $1.0 million, or 20%, during the second quarter of 2010 compared to the same period in 2009. Approximately $715,000 of this decrease resulted from the discontinuation of the Company’s Currency Connection checking product, which was marketed to clients on a national basis through various third parties. The Company discontinued the product because management did not believe that it would be able to grow revenue to a level which would achieve an acceptable profitability within the program, given a substantial anticipated increase in cost of future product delivery.

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

The Company earns a substantial majority of its fee income related to this program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Company estimates that it earns more than 60% of its overdraft related fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the three months and six months ended June 30, 2010 were $2.9 million and $5.5 million as compared to $3.1 million and $5.9 million for the same prior year periods. The total net daily overdraft charges included in interest income for the three months and six months ended June 30, 2010 were $558,000 and $1.1 million as compared to $584,000 and $1.1 million for the same prior year periods.

Approximately 13% of the Company’s overdraft fee related income through the first six months of 2010 was generated by commercial type clients not subject to the new EFTA rules with another 2% of the Company’s income generated from accounts closed throughout the year. The Company implemented a program during the second quarter to notify all eligible clients of the new “opt in” requirements of the EFTA rules.  Through June 30, 2010, those clients who have “opted in” generated approximately 62% of the Company’s overdraft fee income for the first six months of 2010. Approximately 3% of the Company’s overdraft related fee income during the first six months of 2010 was generated by clients who responded that they do not wish to “opt in” to the program. The remaining 20% of the Company’s overdraft related fee income through the first six months of 2010 was generated by clients who have not yet responded to Republic’s notifications as of June 30, 2010.  If these clients do not respond by August 15, 2010 they will be automatically removed or opted “out” of the Reg E portion of the Company’s Overdraft Honor program.  Management believes the EFTA will have a negative impact on the Company’s overdraft related fee income beginning in the third quarter of 2010.  Until the notification program is complete, however, management is unable to estimate the exact dollar amount of this negative impact.

TRS segment

Non interest income increased $2.8 million for the second quarter of 2010 compared to the same period in 2009 due to the increased volume of ERCs during the 2010 tax season, as well as a reduction in rebates paid from the prior year resulting from the Company’s modified pricing structure announced in September 2009.

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

•      “Business Segment Composition”

•      “Overview”

•      “Comparison of Financial Condition”

•      Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

Mortgage Banking

Within the Mortgage Banking segment, mortgage banking income decreased $2.1 million for the second quarter of 2010 compared to the same period in 2009. The majority of this decrease was in the “gain on sale of loan” category, as a meaningful decline in short-term interest rates through the end of May 2009 caused a dramatic increase in demand for 15 and 30 year fixed rate loans during the second quarter of 2009, which the Company sold into the secondary market. Despite similarly low interest rates during the second quarter of 2010, demand did not return to prior year levels as many qualified homeowners had already taken advantage of historical low interest rates by refinancing in 2009. As a result, the Company sold $243 million in fixed rate loans into the secondary market during the second quarter of 2009 compared to $69 million during the second quarter of 2010.

Due to the significant reduction in long-term interest rates during December of 2008, the fair value of the Mortgage Servicing Rights (“MSR”) portfolio declined as pre-payment speed assumptions were adjusted upwards resulting in an impairment charge of $1.3 million for the fourth quarter and year ended December 31, 2008. During the first quarter of 2009, prepayment speed assumptions stabilized to levels last seen prior to December of 2008 and the Company reversed $1.1 million from the valuation allowance and an additional $122,000 during the second quarter of 2009. No MSR valuation allowance existed at December 31, 2009 and June 30, 2010.

Non interest Expenses

Non interest expenses decreased $1.9 million, or 7%, during the second quarter of 2010 compared to 2009. Approximately $956,000 of the decrease related to TRS while $953,000 related to the Company’s other operating segments. The most significant components comprising the decrease in non interest expense were as follows:

Traditional Banking segment

Salaries and employee benefits increased $580,000, or 5%, for the second quarter of 2010 compared to the second quarter of 2009 due to annual merit increases, additional staffing and increased employee benefits expense.  In addition, the Company experienced a $480,000 decrease in its SFAS 91 salary expense deferral for the second quarter of 2010, as a result of a reduction in new loan originations.

FDIC insurance assessment expense decreased $1.2 million during the second quarter of 2010 compared to the same period in 2009. During the second quarter of 2009, the Company incurred a $1.4 million special assessment which the FDIC implemented to all banks nationally in order to replenish the Deposit Insurance Fund.

Data processing expense declined $181,000.  Approximately $75,000 of this decrease related to a new debit card processing contract that the Company entered into during the first quarter of 2010.  Another $70,000 in expense related to one-time costs incurred during the second quarter of 2009 for the termination of a contract for the Company’s third party Trust department platform.

Debit card interchange expense decreased $409,000 during the second quarter of 2010, as the Company entered into a new contract at significantly reduced rates with a new third party provider.

Other real estate owned (“OREO”) expense increased $230,000 during the second quarter of 2010 primarily due to the write downs experienced for three commercial real estate relationships.

TRS segment

Salaries and employee benefits decreased $272,000, for the second quarter of 2010 compared to the second quarter of 2009 due to the decline in contract labor expense related to the reversal of a first quarter 2010 change in estimate.

Occupancy and equipment expense declined $150,000 during the second quarter of 2010 compared to the same period in 2009. The majority of this decline is related to a reduction in computer leasing expenses as the Company moved from new leases each year on individual computers at TRS to a thin client environment with an estimated 5 year life.

Mortgage Banking segment

Non interest expenses increased $339,000 for the second quarter of 2010 compared to the same period in 2009 primarily due to a change in the allocation of certain shared expenses during 2010.

OVERVIEW (Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009)

Net income for the six months ended June 30, 2010 was $53.0 million, representing an increase of $20.4 million, or 63%, compared to the same period in 2009. Diluted earnings per Class A Common Share increased 62% to $2.54 for the six months ended June 30, 2010 compared to $1.57 for the same period in 2009. General highlights for the six months ended June 30, 2010 by business segment are detailed below. Additional discussion follows under the section titled “Results of Operations.”

Traditional Banking (First Six Months Highlights)

•      Net income increased $697,000, or 12%, for the first six months of 2010 compared to the same period in 2009.

•      Net interest income decreased $1.3 million, or 2%, for the first six months of 2010 to $54.0 million. The net interest margin declined 9 basis points for the six months ended June 30, 2010 compared to the first six months of 2010 decreasing to 3.70%.

•      Provision for loan losses was $7.8 million for the six months ended June 30, 2010 compared to $7.1 million for the same period in 2009.

•      Non interest income increased $3.3 million, for the first six months of 2010 compared to the same period in 2009.

•      Total non-interest expense increased $210,000 during the first six months of 2010 compared to the first six months of 2009.

•      Total non-performing loans to total loans for the Traditional Banking segment decreased to 1.71% at June 30, 2010, from 1.90% at December 31, 2009, as the total balance of non-performing loans decreased by $5.5 million for the same period.

Tax Refund Solutions (“TRS”) (First Six Months Highlights)

•      Net income increased $23.9 million for the first six months of 2010 compared to the same period in 2009.

•      The total dollar volume of tax refunds processed during the 2010 tax season increased $2.3 billion, or 30%, over the 2009 tax season. Total RAL dollar volume increased from $2.5 billion during the 2009 tax season to $3.0 billion during the 2010 tax season.

•      The Company obtained $921 million in brokered deposits during the fourth quarter of 2009 and an additional $542 million in brokered certificates of deposits during the first quarter of 2010 to fund anticipated RAL demand.

•      The Company focused on the consistent delivery of products to its customers and increased the average number of bank products per active location while reducing the number of tax preparations offices that originated Republic RALs.

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

•      “Comparison of Financial Condition”

•      Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loans Losses.”

Mortgage Banking (First Six Months Highlights)

•      Within the Mortgage Banking segment, mortgage banking income decreased $5.3 million during the first six months of 2010 compared to the same period in 2009.

•      Mortgage banking income during the first six months of 2009 was positively impacted by the reversal of $1.2 million of the valuation allowance related to the MSR portfolio.

•      Non interest expenses increased $733,000 for the second quarter of 2010 compared to the same period in 2009 primarily due to a change in the allocation of certain shared expenses during 2010.

RESULTS OF OPERATIONS (Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009)

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

Total Company net interest income decreased $3.8 million, or 4%, for the first six months of 2010 compared to the same period in 2009. The total Company net interest margin decreased 29 basis points to 5.73% for the same period. The most significant components comprising the total Company decrease in net interest income were as follows:

Traditional Banking segment

Net interest income decreased $1.3 million, or 2%, for the first six months of 2010 compared to 2009. The Traditional Bank’s net interest margin declined 9 basis points for the same period to 3.70%. The decrease in net interest income was due primarily to a decline in interest income resulting from the continued paydowns and downward repricing of loans and investments. Generally, the Company’s strategy has largely been not to reinvest the cash it has been receiving from its loan and investment paydowns and pay-offs into assets with longer term repricing horizons due to market projections of interest rate increases in the future.  As a result, much of the cash the Company received from paydowns over the past several months has been reinvested into short-term lower yielding investments, which has greatly improved the Company’s risk position from future interest rate increases, while negatively impacting current earnings.

The Company was able to partially offset the downward pressure on interest income during 2010, although by a significantly smaller magnitude than in prior year, by lowering its cost of funds, which was 1.34% and 1.95% for the six months ended June 30, 2010 and 2009. One specific strategy utilized by the Company to combat the moderate compression in its net interest margin was the prepayment of $87 million in FHLB advances with a weighted average cost of 3.48% during the first quarter of 2010.  This strategy positively impacted net interest income for the first six months of 2010 by an estimated $996,000.

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

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see Table 13, “Interest Rate Sensitivity for 2010” in this section of the document.

TRS segment

Net interest income within the TRS segment decreased $2.1 million, or 4%, for the first six months of 2010 compared to the same period in 2009. The decrease in net interest income within the TRS segment was primarily due to a 10% reduction in RAL fee income resulting from the Company’s new pricing model, which substantially lowered RB&T’s RAL fee to its customers.  In conjunction with the new pricing model, Republic significantly reduced third party rebates to its technology and service providers, partially offsetting the reduction in price. TRS was also able to partially offset the decline in RAL fees through an increase in volume, as the total number of RALs processed increased 15% over the first six months of 2009 while the dollar volume of RALs processed increased 22%.

TRS net interest income benefited significantly from lower funding costs during the first six months of 2010 compared to 2009. Average brokered deposits outstanding utilized to fund RALs during first six months of 2010 and 2009 were $551 million and $857 million with a weighted average cost of 0.53% and 2.29%, respectively. As a result, interest expense for the TRS segment was $1.4 million for the first six months of 2010, a decrease of $4.7 million from the same period in 2009.

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

•      “Overview”

•      “Comparison of Financial Condition”

•      Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loans Losses.”

Table 4 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for the six month periods ended June 30, 2010 and 2009. Table 5 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 4 — Average Balance Sheets and Interest Rates for the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities(1)	$495,561	$8,084	3.26%	$545,768	$10,397	3.81%
Tax exempt investment securities(1)(4)	324	10	9.50%	384	12	9.62%
Federal funds sold and other interest-earning deposits	667,677	831	0.25%	490,542	731	0.30%
Loans and fees(2)(3)	2,495,786	115,191	9.23%	2,463,377	125,723	10.21%

Total interest-earning assets	3,659,348	124,116	6.78%	3,500,071	136,863	7.82%

Less: Allowance for loan losses	30,482			23,939

Non interest-earning assets:
Non interest-earning cash and cash equivalents	54,441			129,317
Premises and equipment, net	38,672			41,971
Other assets(1)	67,145			45,853
Total assets	$3,789,124			$3,693,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$291,305	$285	0.20%	$249,683	$90	0.07%
Money market accounts	611,074	1,505	0.49%	567,946	1,548	0.55%
Time deposits	338,947	3,107	1.83%	425,226	6,378	3.00%
Brokered money market and brokered CD’s	688,235	2,523	0.73%	670,574	6,938	2.07%

Total deposits	1,929,561	7,420	0.77%	1,913,429	14,954	1.56%

Securities sold under agreements to repurchase and other short-term borrowings	317,207	484	0.31%	327,984	581	0.35%
Federal Home Loan Bank advances	583,129	10,036	3.44%	605,414	11,344	3.75%
Subordinated note	41,240	1,251	6.07%	41,240	1,247	6.05%

Total interest-bearing liabilities	2,871,137	19,191	1.34%	2,888,067	28,126	1.95%

Non interest-bearing liabilities and Stockholders’ equity
Non interest-bearing deposits	499,843			438,268
Other liabilities	66,440			64,246
Stockholders’ equity	351,704			302,692
Total liabilities and stock-holders’ equity	$3,789,124			$3,693,273

Net interest income		$104,925			$108,737

Net interest spread			5.44%			5.87%

Net interest margin			5.73%			6.21%

(1)       For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC topic 320 “Investments — Debt and Equity Securities” is included as a component of other assets.

(2)       The amount of loan fee income included in total interest income was $53.3 million and $59.1 million for the six months ended June 30, 2010 and 2009.

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

Table 5 — Volume/Rate Variance Analysis for the Six Months Ended June 30, 2010 and 2009

		Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Taxable investment securities	$(2,313)	$(903)	$(1,410)
Tax exempt investment securities	(2)	(2)	—
Federal funds sold and other interest-earning deposits	100	234	(134)
Loans and fees	(10,532)	16,070	(26,602)

Net change in interest income	(12,747)	15,399	(28,146)

Interest expense:

Transaction accounts	195	18	177
Money market accounts	(43)	113	(156)
Time deposits	(3,271)	(1,122)	(2,149)
Brokered money market and bokered CDs	(4,415)	178	(4,593)
Securities sold under agreements to repurchase and other short-term borrowings	(97)	(18)	(79)
Federal Home Loan Bank advances	(1,308)	(407)	(901)
Subordinated note	4	—	4

Net change in interest expense	(8,935)	(1,238)	(7,697)

Net change in net interest income	$(3,812)	$16,637	$(20,449)

Provision for Loan Losses

The Company recorded a provision for loan losses of $19.8 million for the six months ended June 30, 2010, compared to a provision of $27.4 million for the same period in 2009. The significant components comprising the increase in the provision for loan losses were as follows:

Traditional Banking segment

The provision for loan losses within the Traditional Banking segment was $7.8 million for the six months ended June 30, 2010, compared to $7.1 million during the same period in 2009.  Despite some stabilization of its credit metrics during 2010, the Company continued to see signs of financial stress to its borrowers including on-going modest declines in the market value of the underlying collateral for its classified loans, particularly in its Florida markets.  In addition, charge-offs within the Traditional Banking segment continued to trend higher as well. As a result of these factors and the on-going volatility in the economic environment, the Company increased its allowance for loan losses at June 30, 2010 to 1.21% of total loans, compared to 1.01% at December 31, 2009. The Company believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2010. See section titled “Asset Quality” for additional discussion of the Company’s delinquent and non-performing loans.

TRS segment

Despite the increase in dollar volume of RALs processed during the 2010 tax season, the provision for loan losses associated with RALs decreased from $20.2 million during the first six months of 2009 to $12.0 million during the first six months of 2010. The decrease in the Company’s provision for loan losses was due to improved underwriting criteria developed from the Company’s 2009 tax season funding history from the IRS. RALs outstanding past their expected due date as of June 30, 2010 and 2009 were $14.5 million, or 0.48% of total RALs originated, compared to $25.5 million, or 1.03% of RALs originated during the same period in 2009. Substantially all of these RALs were charged off at June 30, 2010 and 2009.

For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loans Losses.”

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 6 — Summary of Loan Loss Experience

	Six Months Ended June 30,
(dollars in thousands)	2010	2009
Allowance for loan losses at beginning of period	$22,879	$14,832
Charge offs:
Real Estate:
Residential	(950)	(838)
Commercial	(901)	(1)
Construction	(516)	(57)
Commercial	(140)	(117)
Consumer	(613)	(905)
Home Equity	(1,274)	(608)
Tax Refund Solutions	(17,999)	(31,179)
Total	(22,393)	(33,705)
Recoveries:
Real Estate:
Residential	35	22
Commercial	35	103
Construction	—	96
Commercial	21	10
Consumer	295	219
Home Equity	12	14
Tax Refund Solutions	6,005	10,944
Total	6,403	11,408

Net loan charge offs/recoveries	(15,990)	(22,297)
Provision for loan losses	19,770	27,351
Allowance for loan losses at end of period	$26,659	$19,886

Ratios:
Allowance for loan losses to total loans	1.21%	0.87%
Allowance for loan losses to total loans - Traditional Banking Segment	1.21%	0.87%
Allowance for loan losses to non performing loans	71%	64%
Allowance for loan losses to non performing assets	61%	59%
Annualized net loan charge offs to average loans outstanding	1.28%	1.81%
Annualized net loan charge offs to average loans outstanding - Traditional Banking Segment	0.35%	0.18%

Non interest Income

Non interest income increased $30.8 million, or 74%, for the first six months of 2010 compared to the same period in 2009. The most significant components comprising the total Company increase in non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $3.3 million, or 41%, for the first six months of 2010 compared to the same period in 2009.

The increase in non interest income was primarily the result of OTTI charges totaling $5.0 million that the Company incurred during the first six months of 2009 for its private label mortgage backed security portfolio. During the first six months of 2010, the Company recorded only $126,000 in OTTI charges.

Service charges on deposit accounts decreased $1.6 million, or 17%, during the first six months of 2010 compared to the same period in 2009. Approximately $1.1 million of the decrease was due to the discontinuation of the Company’s Currency Connection checking product, which was marketed to clients on a national basis through various third parties. The Company discontinued the product because management did not believe that it would be able to grow revenue to a level which would achieve an acceptable profitability within the program, given a substantial anticipated increase in cost of future product delivery.

The Company earns a substantial majority of its fee income related to this program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Company estimates that it earns more than 60% of its overdraft related fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the first six months of 2010 and 2009 were $5.5 million and $5.9 million. The total net daily overdraft charges included in interest income for the first six months of 2010 and 2009 was $1.1 million for both periods, respectively.  (See discussion of the new Regulation E requirements as it relates to electronic overdraft items in the quarterly discussion of non interest income in this document.)

TRS segment

Net ERC/ERD fees increased $33.1 million for the six months ended June 30, 2010 compared to the same period in 2009 primarily attributable to the overall increase in volume at TRS during the tax season. ERC/ERD fee income was positively impacted by a 24% increase in the number of ERCs/ERDs processed and a 33% increase in the dollar volume of ERCs/ERDs processed. In addition, the Company increased ERC/ERD fee income significantly by reducing third party rebates to its technology and service providers.

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

•                  “Business Segment Composition”

•                  “Overview”

•                  “Comparison of Financial Condition”

•                  Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

Mortgage Banking

Within the Mortgage Banking segment, mortgage banking income decreased $5.3 million for the first six months of 2010 compared to the same period in 2009. The majority of this decrease was in the “gain on sale of loan” category, as a meaningful decline in short-term interest rates through the end of May 2009 caused a dramatic increase in demand for 15 and 30 year fixed rate loans, which the Company sold into the secondary market.  Despite similarly low interest rates, especially during the second quarter of 2010, demand did not return to prior year levels as many qualified homeowners had already taken advantage of historical low interest rates by refinancing in 2009.  As a result, the Company sold $430 million in fixed rate loans into the secondary market during the first six months of 2009 compared to $119 million during the first six months of 2010.

Due to the significant reduction in long-term interest rates during December of 2008, the fair value of the Mortgage Servicing Rights (“MSR”) portfolio declined as pre-payment speed assumptions were adjusted upwards resulting in an impairment charge of $1.3 million for the fourth quarter and year ended December 31, 2008. During the first quarter of 2009, prepayment speed assumptions stabilized to levels last seen prior to December of 2008 and the Company reversed $1.1 million from the valuation allowance and an additional $122,000 during the second quarter of 2009. No MSR valuation allowance existed at December 31, 2009 and June 30, 2010.

Non interest Expenses

Non interest expenses increased $5.6 million, or 8%, during the six months ended June 30, 2010 compared to 2009. Approximately $4.6 million of the increase related to TRS while $943,000 related to the Company’s other operating segments. The most significant components comprising the increase in non interest expense were as follows:

Traditional Banking segment

Salaries and employee benefits increased $2.2 million for the six months ended June 30, 2010 compared to 2009 due to annual merit increases, additional staffing and increased employee benefits expense.  In addition, the Company experienced a $902,000 decrease in its SFAS 91 salary expense deferral for the first six months of 2010 as a result of a reduction in new loan originations.

FDIC insurance assessment expense decreased $1.2 million during the six months ended June 30, 2010 compared to the same period in 2009. During the second quarter of 2009, the Company incurred a $1.4 million special assessment which the FDIC implemented to all banks nationally in order to replenish the Deposit Insurance Fund.

Other real estate owned (“OREO”) expense decreased $1.2 million during the six months ended June 30, 2010 primarily due to the significant prior year write downs related to two properties held in Florida.

During the first quarter of 2010, the Company prepaid $87 million in FHLB advances that were originally scheduled to mature between April 2010 and January 2011. These advances had a weighted average cost of 3.48%. The Company incurred $1.5 million in early termination penalties in connection with this transaction. If short-term interest rates remain stable over the next 12 months, management anticipates this strategy will save the Company approximately $1.6 million in interest expense on its FHLB borrowings during that time period, netting the Company a combined overall savings of approximately $100,000 as a result of the transaction.

TRS segment

Salaries and employee benefits at TRS increased $1.0 million during the six months ended June 30, 2010 compared to the same period in 2009. Approximately $882,000 of this increase related to higher bonus accruals, as TRS is expected to achieve its maximum tier for its 2010 profitability goal. The remaining increase in salaries and benefits is due to annual merit increases, additional staffing and increased employee benefits expense.

Occupancy and equipment expense increased $553,000 during the six months ended June 30, 2010 due primarily to expanded infrastructure and technology costs to accommodate the increased volume of the business.

Marketing and development expense decreased $2.5 million during the six months ended June 30, 2010 due to a reduction in the fixed-payment portion of expenses associated with the Program and Technology Agreements with JH. The decrease was the result of amended contract terms reached for the 2010 tax season.

Communication and transportation expense increased $318,000 during the year, as client call volume and various product mailings increased consistent with the overall growth in the program.

Charitable contribution expense totaled $4.7 million at TRS for the first six months of 2010. Due to the financial success the Company achieved in the first quarter of 2010, Republic made a $5 million contribution to the new Republic Bank Foundation, which was formed to support charitable, educational, scientific and religious organizations throughout communities in Kentucky, Indiana, Ohio and Florida. The Company allocated the cost of this contribution to its operating segments using a formula based on gross profits.

Mortgage Banking segment

Non interest expenses increased $733,000 for the second quarter of 2010 compared to the same period in 2009 primarily due to a change in the allocation of certain shared expenses during 2010.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2010 AND DECEMBER 31, 2009

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $268 million in cash and cash equivalents at June 30, 2010 compared to $1.1 billion at December 31, 2009. During the fourth quarter of 2009, the Company accumulated cash via brokered certificates of deposits totaling $921 million in preparation for the 2010 tax season. At June 30, 2010, the Company continued to have a significant sum of cash on hand from paydowns related to securities and portfolio loans. The Company has elected to remain conservative in its current investing and lending strategies for interest rate risk and credit risk reasons maintaining a substantial portion of these funds in cash held at the Federal Reserve Bank.

Loan Portfolio

Net Traditional Banking segment loans, primarily consisting of secured real estate loans, decreased by $68 million during 2010 to $2.2 billion at June 30, 2010. The Company continued to experience a decline in most loan categories during 2010 due to several factors, including the current economic environment, stricter underwriting guidelines, decreased borrower demand for adjustable rate loan products and higher pricing requirements for portfolio level loans. The Company currently expects to maintain these pricing and underwriting strategies until it sees improvement in economic conditions. In addition, the Company continues to experience more borrowers opting for its long-term fixed rate secondary market loan over its portfolio adjustable rate mortgage products due to the historically low fixed rate environment.

Allowance for Loan Losses

The Company’s allowance for loan losses as a percent of total loans increased to 1.21% at June 30, 2010 compared to 1.01% at December 31, 2009. In general, the increase in the allowance for loan losses as a percentage of total loans was due primarily to a greater emphasis on qualitative factors utilized by the Company in recognition of the current economic environment in addition to an increase in specific allocations for classified assets resulting from a continued decline in the market values of their underlying collateral, particularly in its Florida markets.  In addition, charge-offs within the Traditional Banking segment continued to trend higher as well.  The Company believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2010.

Table 7 — Classified Assets

(in thousands)	June 30, 2010	December 31, 2009

Loss	$—	$—
Doubtful	—	—
Substandard	32,300	30,333
Special mention	53,154	57,036

Total	$85,454	$87,369

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

Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions. The average five year, two year and current year loss rates are reviewed in the analysis, as well as comparisons to peer group loss rates. Currently, management has assigned a greater emphasis on the two year and current year loss rates when determining its allowance for loan losses. Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type. In addition, historical loss rates for non-accrual loans and loans that are past due 90 days or more and that are not specifically classified are analyzed and applied based on respective balances and loan types.

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

Consumer loans are reviewed periodically and generally charged off when the loans reach 120 days past due or at any earlier point the loan is deemed uncollectible.  RALs made by the Company are generally repaid by the IRS within two weeks.  RALs outstanding 30 days or longer are charged off at the end of the first quarter each year with substantially all other RALs, except for those RALs management deems certain of collection, charged off by June 30th of each year.  Subsequent collections of RALs are recorded as recoveries.

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans 90 days or more past due and still accruing. Impaired loans that are not placed on non-accrual status are not included in non-performing loans.  The non-performing loan category includes impaired loans totaling approximately $12 million.

Non-performing loans to total loans decreased to 1.71% at June 30, 2010, from 1.90% at December 31, 2009, as the total balance of non-performing loans decreased by $5.5 million for the period. The following table details the Company’s non-performing assets and select non-performing loan ratios:

Table 8 — Non-performing Loans and Non-performing Assets

(dollars in thousands)	June 30, 2010	December 31, 2009

Loans on non-accrual status (1)	$37,669	$43,136
Loans past due 90 days or more and still on accrual	—	8

Total non-performing loans	37,669	43,144
Other real estate owned	6,359	4,772
Total non-performing assets	$44,028	$47,916

Non-performing loans to total loans	1.71%	1.90%
Non-performing loans to total loans - Traditional Banking	1.71%	1.90%
Non-performing assets to total loans (including OREO)	1.99%	2.11%

(1)       Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Approximately $15 million of Republic’s total non-performing loans are in the residential real estate category with the underlying collateral located in the Company’s primary market area of Kentucky. The Company does not consider any of these loans to be “sub prime.” Residential real estate values in Kentucky have generally performed better than the national average, and as a result, losses from these loans have been minimal in relation to the size of the Company’s residential real estate portfolio despite the rise in delinquencies over the past twelve months.

Approximately $20 million of Republic’s total non-performing loans are in the commercial real estate and real estate construction loan portfolio as of June 30, 2010. These loans are secured primarily by commercial properties. In addition to the primary collateral, the Company also obtained in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences. The following table details the Company’s non-performing loan composition:

The composition of non-performing loans follows:

Table 9 — Non-performing Loan Composition

(in thousands)	June 30, 2010	December 31, 2009

Residential real estate	$15,248	$14,832
Commercial real estate	11,985	16,850
Real estate construction	8,372	9,500
Commercial	307	647
Consumer	66	71
Home equity	1,691	1,244

Total non-performing loans	$37,669	$43,144

Based on the Company’s review of the large individual non-performing commercial credits, as well as its migration analysis for its single 1-4 family residential real estate non-performing portfolio, management believes that its reserves as of June 30, 2010, are adequate to absorb probable losses on these loans.

Approximately $14.4 million in relationships classified as non-performing at December 31, 2009, were removed from the non-performing loan classification during 2010, as the Company increased resources to execute work out solutions. Approximately $1.3 million, or 9%, of these loans were removed from the non-performing category because they were charged-off.  Approximately $4.8 million, or 33%, in loan balances were transferred to other real estate owned (“OREO”) with $2.2 million refinanced at other financial institutions.  The remaining $6.1 million returned to accrual status for performance reasons.

The following table details the activity of the Company’s non-performing loans for the six months ended June 30, 2010.

Table 10 — Rollforward of 2010 Non-performing Loan Activity

(in thousands)

Non-performing loans at January 1, 2010	$43,144
Loans added to non-performing status	11,792
Loans removed from non-performing status	(14,363)
Principal paydowns	(2,904)

Non-performing loans at June 30, 2010	$37,669

Delinquent Loans

As detailed in the table below, at June 30, 2010 the heaviest concentration of past due loans was in the real estate construction category which was primarily comprised of four land development relationships.

Table 11 — Past Due Loans to Total Loans by Loan Type (1)

	June 30, 2010	December 31, 2009

Residential real estate	1.59%	2.06%
Commercial real estate	1.69%	2.19%
Real estate construction	9.51%	4.91%
Commercial	0.06%	0.43%
Consumer	2.54%	2.17%
Home equity	0.76%	0.99%

Total portfolio	1.72%	1.98%

(1) — Represents total loans over 30 days past due divided by total loans.

OREO

OREO increased $1.6 million at June 30, 2010 compared to December 31, 2009 primarily due to the addition of one land development loan, two commercial real estate properties and several residential real estate properties.

Impaired Loans and TDRs

Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $49 million at June 30, 2010 and December 31, 2009.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. All TDRs are reported as “Impaired” but not reported as non-performing loans unless the restructured loans are more than 90 days delinquent or on non-accrual. As of June 30, 2010, the Company had $37 million in TDRs, of which $12 million were on non accrual status.

Deposits

Total deposits decreased $777 million from December 31, 2009 to June 30, 2010 to $1.8 billion. Interest-bearing deposits decreased $814 million, or 36%, while non-interest bearing deposits increased $37 million, or 12%, from December 31, 2009 to June 30, 2010. The increase in non-interest bearing deposits was substantially related to an increase in escrow balances and non interest bearing funds from the Company’s large Treasury Management clients.

The Company still has a relatively large amount of non interest-bearing deposits related to large commercial Treasury Management accounts, which shifted their funds into non interest-bearing products for the unlimited FDIC insurance currently available on those accounts.

The decrease in interest-bearing accounts was heavily concentrated in the brokered deposit category. Brokered deposits decreased $883 million during 2010 to $122 million. During the fourth quarter of 2009, the Company acquired approximately $921 million in brokered certificates of deposits to be utilized in the first quarter of 2010 to fund RALs. These deposits had a weighted average cost of 0.51% with an average life of three months. Also, during January of 2010, the Company obtained an additional $542 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 55 days and a weighted average interest rate of 0.56%.

During the first six months of 2010, the Company obtained $34 million in brokered deposits to be utilized by the Traditional Bank for on-going funding needs. These deposits had a weighted average maturity of five years and a weighted average cost of 2.86%. Management chose to utilize long term brokered deposits for Traditional Bank funding needs for interest rate risk mitigation and because the cost of these deposits was cheaper than equivalent term FHLB borrowings and retail certificates of deposit.

Federal Home Loan Bank Advances

FHLB advances decreased $72 million during 2010 to $565 million. During the first quarter of 2010, the Company prepaid $87 million in FHLB advances that were originally scheduled to mature between April 2010 and January 2011 and had a weighted average rate of 3.48%. The Company incurred a $1.5 million prepayment penalty in connection with this transaction. The Company utilized excess cash to pay off these advances. If short-term interest rates remain stable over the next twelve months, management anticipates this strategy will save the Company approximately $1.6 million in interest expense on its FHLB borrowings during that time period, netting the Company a combined overall savings of approximately $100,000 as a result of the transaction.

Approximately $150 million of the FHLB advances at June 30, 2010 and December 31, 2009 were putable advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years if not put back to the Company earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Company at no penalty. The weighted average coupon on all of the Company’s putable advances at June 30, 2010 was 4.51%. Based on market conditions at this time, the Company does not believe that any of its putable advances are likely to be “put back” to the Company in the short-term by the FHLB.

Liquidity

The Company is significantly leveraged with a loan to deposit ratio (excluding brokered deposits) of 134% at June 30, 2010 and 148% at December 31, 2009. Historically, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At June 30, 2010 and December 31, 2009, Republic had available collateral to borrow an additional $149 million and $215 million, respectively from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions as of December 31, 2009. If the Company were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Company cannot obtain brokered deposits, the Company would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

Republic maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At June 30, 2010 and December 31, 2009, these pledged investment securities had a fair value of $398 million and $427 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed.

At June 30, 2010, the Company had approximately $214 million in Premier First money market accounts, which is the Bank’s primary deposit product offering for medium to large business customers. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The ten largest Premier First relationships represent approximately $91 million of the total balance. If any of these balances are moved from the Bank, the Company would likely utilize overnight FHLB advances in the short-term to replace the balances. On a longer-term basis, the Company would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Company believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Company’s earnings.

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

•                  “Overview”

•                  “Results of Operations”

•                  Part I Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K

For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loans Losses.”

The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At June 30, 2010 RB&T could, without prior approval, declare dividends of approximately $74 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

Capital

Total stockholders’ equity increased from $316 million at December 31, 2009 to $366 million at June 30, 2010. The increase in stockholders’ equity was primarily attributable to net income earned during 2010 reduced by cash dividends declared. In addition, stockholders’ equity also increased to a lesser extent from stock option exercises during 2010.

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

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2010 and December 31, 2009, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OTS. Republic’s average capital to average assets ratio was 9.46% at June 30, 2010 compared to 8.95% at December 31, 2009. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of June 30, 2010 and December 31, 2009:

Table 12 — Capital Ratios

	As of June 30, 2010		As of December 31, 2009
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$411,315	21.52%	$360,997	18.37%
Republic Bank & Trust Co.	381,868	20.71	312,200	16.42
Republic Bank	17,057	25.31	19,066	30.94

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$387,422	20.27%	$339,030	17.25%
Republic Bank & Trust Co.	335,367	18.19	267,553	14.07
Republic Bank	16,215	24.07	18,296	29.70

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$387,422	12.35%	$339,030	10.52%
Republic Bank & Trust Co.	335,367	11.04	267,553	8.55
Republic Bank	16,215	15.51	18,296	16.07

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

The Company did not run a model simulation for declining interest rates as of June 30, 2010 and December 31, 2009, because the FOMC effectively lowered the FFTR between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur.  Overall, the indicated change in net interest income as of June 30, 2010 was substantially comparable to indicated change as of December 31, 2009 in an “up” interest rate scenario.

The following tables illustrate Republic’s projected net interest income sensitivity profile based on the asset/liability model as of June 30, 2010. The Company’s interest rate sensitivity model does not include loan fees within interest income. During the three months ended June 30, 2010 and 2009, loan fees included in interest income were $53.3 million and $59.1 million, respectively.

Table 13 — Interest Rate Sensitivity for 2010

		Increase in Rates
		100	200
(dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income:
Short-term investments	$612	$3,017	$5,471
Investment securities	15,788	19,485	22,605
Loans, excluding loan fees(1)	108,763	113,425	120,745
Total interest income, excluding loan fees	125,163	135,927	148,821

Projected interest expense:
Deposits	11,408	19,800	27,365
Securities sold under agreements to repurchase	785	3,918	7,052
Federal Home Loan Bank advances and other long-term borrowings	17,928	18,813	19,739
Total interest expense	30,121	42,531	54,156

Net interest income, excluding loan fees	$95,042	$93,396	$94,665
Change from base		$(1,646)	$(377)
% Change from base		-1.73%	-0.40%

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2010 are included in the following table:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
				as Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plan
Period	Shares Purchased		Paid Per Share	or Programs	or Programs

April 1 - April 30	8,749		$22.13	—
May 1 - May 31	17,549		24.60	2,795
June 1 - June 30	28,663		23.86	8,989
Total	54,961	*	$23.82	11,784	329,117

* - Represents 43,177 shares received by the Company in connection with stock option exercises.

During 2010, the Company repurchased 15,128 shares and there were 46,070 shares exchanged for stock option exercises. During the fourth quarter of 2009, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2010, the Company had 329,117 shares which could be repurchased under the current share repurchase programs.

During 2010, there were approximately 1,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 4.        (Removed and Reserved)

Item 6.        Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1

Program Agreement Fourth Amendment dated June 30, 2010 between Republic Bank & Trust Company and Jackson Hewitt Inc. (Incorporated by reference to exhibit 10.1 of Registrants Form 8-K filed July 2, 2010 (Commission File Number: 0-24649))

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

July 26, 2010	By:	Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

July 26, 2010	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer