Form 10-Q
period 2010-09-30
REPUBLIC BANCORP INC /KY/
filed 2010-10-27
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 26, 2010, was 18,627,220 and 2,308,101, respectively.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 4	(Removed and Reserved)

Item 6.	Exhibits.

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	September 30,	December 31,
	2010	2009
ASSETS:

Cash and cash equivalents	$171,024	$1,068,179
Securities available for sale	561,483	416,311
Securities to be held to maturity (fair value of $39,695 in 2010 and $51,135 in 2009)	39,351	50,924
Mortgage loans held for sale	5,783	5,445
Loans, net of allowance for loan losses of $24,566 and $22,879 (2010 and 2009)	2,132,764	2,245,353
Federal Home Loan Bank stock, at cost	26,274	26,248
Premises and equipment, net	38,171	39,380
Goodwill	10,168	10,168
Other assets and accrued interest receivable	50,751	56,760

TOTAL ASSETS	$3,035,769	$3,918,768

LIABILITIES

Deposits
Non interest-bearing	$328,083	$318,275
Interest-bearing	1,409,019	2,284,206
Total deposits	1,737,102	2,602,481

Securities sold under agreements to repurchase and other short-term borrowings	286,510	299,580
Federal Home Loan Bank advances	565,424	637,607
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	34,668	21,840

Total liabilities	2,664,944	3,602,748

STOCKHOLDERS' EQUITY

Preferred stock, no par value	-	-
Class A Common Stock and Class B Common Stock, no par value	4,944	4,917
Additional paid in capital	129,429	126,376
Retained earnings	229,552	178,944
Accumulated other comprehensive income	6,900	5,783

Total stockholders' equity	370,825	316,020

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,035,769	$3,918,768

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME:

Loans, including fees	$31,021	$33,413	$146,212	$159,136
Taxable investment securities	3,788	4,441	11,252	14,283
Tax exempt investment securities	-	5	11	17
Federal Home Loan Bank stock and other	461	406	1,911	1,692
Total interest income	35,270	38,265	159,386	175,128

INTEREST EXPENSE:

Deposits	2,946	3,630	10,366	18,584
Securities sold under agreements to repurchase and
other short-term borrowings	262	238	746	819
Federal Home Loan Bank advances	4,978	6,027	15,014	17,371
Subordinated note	632	634	1,883	1,881
Total interest expense	8,818	10,529	28,009	38,655

NET INTEREST INCOME	26,452	27,736	131,377	136,473

Provision for loan losses	(1,804)	1,427	17,966	28,778

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	28,256	26,309	113,411	107,695

NON INTEREST INCOME:

Service charges on deposit accounts	3,847	4,990	11,728	14,404
Electronic refund check fees	293	137	58,513	25,272
Net RAL securitization income	8	26	228	498
Mortgage banking income	1,679	1,667	4,094	9,358
Debit card interchange fee income	1,213	1,321	3,745	3,792
			-
Total impairment losses on investment securities	-	(850)	(126)	(5,871)
Loss recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	-	(850)	(126)	(5,871)

Other	783	597	1,822	1,844
Total non interest income	7,823	7,888	80,004	49,297

NON INTEREST EXPENSES:

Salaries and employee benefits	13,399	12,652	43,743	39,815
Occupancy and equipment, net	5,114	5,474	16,585	16,811
Communication and transportation	887	1,056	4,075	4,000
Marketing and development	722	722	10,116	12,362
FDIC insurance expense	586	999	2,485	4,053
Bank franchise tax expense	642	685	2,432	1,957
Data processing	660	766	1,978	2,315
Debit card interchange expense	299	702	1,234	2,070
Supplies	219	463	1,597	1,739
Other real estate owned expense	562	82	1,365	2,065
Charitable contributions	282	343	6,064	1,085
FHLB advance prepayment expense	-	-	1,531	-
Other	1,750	1,795	7,701	7,663
Total non interest expenses	25,122	25,739	100,906	95,935

INCOME BEFORE INCOME TAX EXPENSE	10,957	8,458	92,509	61,057
INCOME TAX EXPENSE	3,647	2,797	32,174	22,770
NET INCOME	$7,310	$5,661	$60,335	$38,287

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (continued)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized gain (loss) on securities available for sale, net	$(385)	$1,606	$693	$(130)
Other-than-temporary-impairment on available for sale
securities recorded on other comprehensive income, net	-	-	-	1,800
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment has
been recognized in earnings	81	-	506	-
Reclassification adjustment for losses (gains) realized in income	-	553	(82)	3,816
Other comprehensive income (loss)	(304)	2,159	1,117	5,486

COMPREHENSIVE INCOME	$7,006	$7,820	$61,452	$43,773

BASIC EARNINGS PER SHARE:

Class A Common Stock	$0.35	$0.27	$2.90	$1.85
Class B Common Stock	0.34	0.26	2.86	1.82

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$0.35	$0.27	$2.89	$1.84
Class B Common Stock	0.34	0.26	2.85	1.80

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2010	18,499	2,309	$4,917	$126,376	$178,944	$5,783	$316,020

Net income	-	-	-	-	60,335	-	60,335

Net change in accumulated other comprehensive
income	-	-	-	-	-	1,117	1,117

Dividend declared Common Stock:
Class A ($0.418 per share)	-	-	-	-	(7,759)	-	(7,759)
Class B ($0.380 per share)	-	-	-	-	(877)	-	(877)

Stock options exercised, net of shares redeemed	137	-	31	2,666	(814)	-	1,883

Repurchase of Class A Common Stock	(11)	-	(4)	(106)	(277)	-	(387)

Conversion of Class B Common Stock to Class A
Common Stock	1	(1)	-	-	-	-	-

Notes receivable on Common Stock, net of
cash payments	-	-	-	(26)	-	-	(26)

Deferred director compensation expense -
Company Stock	1	-	-	118	-	-	118

Stock based compensation expense	-	-	-	401	-	-	401

Balance, September 30, 2010	18,627	2,308	$4,944	$129,429	$229,552	$6,900	$370,825

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (in thousands)

	2010	2009
OPERATING ACTIVITIES:
Net income	$60,335	$38,287
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion, net	8,719	8,615
Provision for loan losses	20,366	28,778
Net gain on sale of mortgage loans held for sale	(4,130)	(9,814)
Origination of mortgage loans held for sale	(196,853)	(507,757)
Proceeds from sale of mortgage loans held for sale	200,645	520,272
Net realized recovery of mortgage servicing rights	-	(1,255)
Increase in RAL securitization residual	(228)	(498)
Paydown of trading securities	228	498
Net realized impairment of mortgage servicing rights	157	-
Net realized loss on sales, calls and impairment of securities	126	8,640
Net gain on sale of other real estate owned	(135)	(7)
Writedowns of other real estate owned	993	1,873
Deferred director compensation expense - Company Stock	118	128
Stock based compensation expense	401	539
Net change in other assets and liabilities:
Accrued interest receivable	18	2,769
Accrued interest payable	(659)	(3,881)
Other assets	5,009	(10,128)
Other liabilities	6,566	(5,626)
Net cash provided by operating activities	101,676	71,433

INVESTING ACTIVITIES
Purchases of securities available for sale	(563,688)	(427,600)
Purchases of securities to be held to maturity	(685)	(18,525)
Purchases of Federal Home Loan Bank stock	(26)	(1,166)
Proceeds from calls, maturities and paydowns of securities available for sale	424,804	853,136
Proceeds from calls, maturities and paydowns of securities to be held to maturity	12,259	4,000
Proceeds from sales of other real estate owned	7,421	6,365
Net change in loans	82,494	(16,665)
Purchases of premises and equipment	(3,342)	(2,885)
Net cash provided by/(used in) investing activities	(40,763)	396,660

FINANCING ACTIVITIES
Net change in deposits	(865,379)	(1,064,936)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(13,070)	(58,171)
Payments on Federal Home Loan Bank advances	(117,183)	(50,545)
Proceeds from Federal Home Loan Bank advances	45,000	235,000
Repurchase of Common Stock	(387)	(867)
Net proceeds from Common Stock options exercised	1,883	1,692
Cash dividends paid	(8,932)	(7,663)
Net cash used in financing activities	(958,068)	(945,490)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(897,155)	(477,397)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,068,179	616,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$171,024	$138,906

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (in thousands)

	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$28,758	$42,536
Income taxes	19,905	24,029

SUPPLEMENTAL NONCASH DISCLOSURES

Transfers from loans to real estate acquired in settlement of loans	$9,703	$3,637

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – SEPTEMBER 30, 2010 AND 2009 (UNAUDITED) AND DECEMBER 31, 2009

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

●      Part I Item 1 “Financial Statements:”
o      Footnote 3 “Loans and Allowance for Loan Losses”
o      Footnote 10 “Segment Information”
o      Footnote 11 “Regulatory Matters”
●      Part II Item 1A “Risk Factors”

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements.” The update requires new disclosures including significant transfers in and out of Level 1 and Level 2 fair value measurements. Also, the ASU provides an update on the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The new guidance is effective for interim and annual periods beginning after December 15, 2009, except for the update on the reconciliation of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The portion that is currently effective did not have an impact on the Company’s consolidated financial statements. The portion that is not yet effective is also not expected to have an impact on Company’s financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables, which for the Company includes loans and standby letters of credit. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for loan losses is to be disclosed by portfolio segment, while credit quality information, impaired loans and nonaccrual status are to be presented by class. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. The adoption of ASU 2010-20 is expected to result in additional quarterly and annual disclosures beginning in the fourth quarter of 2010.

Recent Legislative Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law. Uncertainty remains as to the ultimate impact of the Act, which could have an adverse impact on the financial services industry as a whole and on the Company’s business, results of operations and financial condition.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2009.

2.    INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$176,868	$1,220	$-	$178,088
Private label mortgage backed and other
private label mortgage-related securities	6,769	104	(1,509)	5,364
Mortgage backed securities - residential	164,332	8,955	-	173,287
Collateralized mortgage obligations	202,898	1,879	(33)	204,744
Total securities available for sale	$550,867	$12,158	$(1,542)	$561,483

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$48,000	$82	$-	$48,082
Private label mortgage backed and other
private label mortgage-related securities	8,085	-	(2,184)	5,901
Mortgage backed securities - residential	227,792	10,362	-	238,154
Collateralized mortgage obligations	123,536	765	(127)	124,174
Total securities available for sale	$407,413	$11,209	$(2,311)	$416,311

Mortgage backed Securities

At September 30, 2010, with the exception of the $5.4 million private label mortgage backed and other private label mortgage-related securities, all other mortgage backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) and Fannie Mae (“FNMA”), institutions which the government has affirmed its commitment to support. At September 30, 2010, there were gross unrealized losses of $56,000 related to available for sale and held to maturity mortgage backed securities other than the private label mortgage backed and other private label mortgage-related securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

As mentioned throughout this filing, the Company’s mortgage backed securities portfolio includes private label mortgage backed and other private label mortgage-related securities with a fair value of $5.4 million which had net unrealized losses of approximately $1.5 million at September 30, 2010. As of September 30, 2010, the Company believes there is no further material credit loss component of other-than-temporary impairment (“OTTI”) in addition to that which has already been recorded. Additionally, the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
September 30, 2010 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,190	$34	$-	$4,224
Obligations of states and political
subdivisions	-	-	-	-
Mortgage backed securities - residential	2,140	122	-	2,262
Collateralized mortgage obligations	33,021	211	(23)	33,209
Total securities to be held to maturity	$39,351	$367	$(23)	$39,695

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2009 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$9,187	$90	$-	$9,277
Obligations of states and political
subdivisions	384	38	-	422
Mortgage backed securities - residential	2,748	108	(1)	2,855
Collateralized mortgage obligations	38,605	84	(108)	38,581
Total securities to be held to maturity	$50,924	$320	$(109)	$51,135

Sales of Securities Available for Sale

During the three and nine month periods ended September 30, 2010 and 2009, there were no sales or calls of securities available for sale.

Market Loss Analysis

Securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
September 30, 2010 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Private label mortgage backed and other
private label mortgage-related securities	-	-	4,529	(1,509)	4,529	(1,509)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	20,782	(56)	-	-	20,782	(56)

Total	$20,782	$(56)	$4,529	$(1,509)	$25,311	$(1,565)

	Less than 12 months		12 months or more		Total
December 31, 2009 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Private label mortgage backed and other
private label mortgage-related securities	5,901	(2,184)	-	-	5,901	(2,184)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	19,738	(64)	12,093	(172)	31,831	(236)

Total	$25,639	$(2,248)	$12,093	$(172)	$37,732	$(2,420)

As of September 30, 2010, the Company’s security portfolio consisted of 154 securities, 8 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and other securities, as discussed below.

The amortized cost and fair value of the investment securities portfolio by contractual maturity at September 30, 2010 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
September 30 2010, (in thousands)	Cost	Value	Value	Value

Due in one year or less	$-	$-	$495	$506
Due from one year to five years	170,874	172,094	1,198	1,204
Due from five years to ten years	5,994	5,994	2,497	2,514
Private label mortgage backed and other
private label mortgage-related securities	6,769	5,364	-	-
Mortgage backed securities - residential	164,332	173,287	2,140	2,262
Collateralized mortgage obligations	202,898	204,744	33,021	33,209
Total	$550,867	$561,483	$39,351	$39,695

Other-than-temporary impairment (“OTTI”)

Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, the Company evaluates a number of factors including, but not limited to:

●	The length of time and the extent to which fair value has been less than the amortized cost basis;
●	The Company’s intent to hold until maturity or sell the debt security prior to maturity;
●	An analysis of whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery;
●	Adverse conditions specifically related to the security, an industry, or a geographic area;
●	The historical and implied volatility of the fair value of the security;
●	The payment structure of the security and the likelihood of the issuer being able to make payments;
●	Failure of the issuer to make scheduled interest or principal payments;
●	Any rating changes by a rating agency; and
●	Recoveries or additional decline in fair value subsequent to the balance sheet date.

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

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. The Company owned and continues to own four private label mortgage backed and other private label mortgage-related securities with an amortized cost of $6.8 million at September 30, 2010. For one of these securities, the Company has fully reserved for its projected losses through OTTI charges. The Company has partially written off the principal associated with this security, as a portion of its losses were passed through by the servicer/trustee.

None of these private label securities are guaranteed by government agencies. Approximately $1.0 million (Securities 1 through 3 in the table below) of these securities is mostly backed by “Alternative A” first lien mortgage loans. The remaining $5.8 million (Security 4 in the table below) represents an asset backed security with an insurance “wrap” or guarantee. The average life of securities 1 through 3 is currently estimated to be 7 months. The average life of security 4 is currently estimated to be 5 years. Due to current market conditions, all of these assets remain extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with FASB ASC topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for these investments. See Footnote 6, “Fair Value” for additional discussion.

The following table presents a rollforward of the credit losses recognized in earnings for the three and nine month periods ended September 30, 2010:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2010

Beginning balance	$13,115	$17,266
Realized pass through of actual losses	(2,304)	(6,581)
Amounts related to credit loss for which an other-than-
temporary impairment was not previously recognized	-	126
Additions/Subtractions:
Increases to the amount related to the credit loss for
which other-than-temporary impairment was
previously recognized	-	-
Ending balance, September 30, 2010	$10,811	$10,811

Further deterioration in economic conditions could cause the Company to record additional impairment charges related to credit losses of up to $6.8 million, which is the current gross amortized cost of the Company’s private label mortgage backed securities and other private label mortgage-related securities.

The following table details the total impairment loss related to “all other factors” recorded as a component of accumulated other comprehensive income for the Company’s private label mortgage backed and other private label mortgage-related securities as of September 30, 2010:

			Gross	Cumulative
			Unrealized	Credit
	Amortized	Fair	Gains /	OTTI
(in thousands)	Cost	Value	(Losses)	Losses

Security 1	$-	$-	$-	$(3,701)
Security 2	731	835	104	(3,329)
Security 3	220	134	(86)	(1,766)
Security 4	5,818	4,395	(1,423)	(2,015)
Total	$6,769	$5,364	$(1,405)	$(10,811)

The credit ratings for the Company’s private label mortgage backed and other private label mortgage-related securities range from “imminent default” to “speculative” at September 30, 2010.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2010	December 31, 2009

Carrying amount	$406,673	$427,444
Fair value	406,881	427,444

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

(in thousands)	September 30, 2010	December 31, 2009

Residential real estate	$1,025,732	$1,097,311
Commercial real estate	638,763	641,451
Real estate construction	73,846	83,090
Commercial	98,701	104,274
Consumer	17,739	21,651
Overdrafts	1,072	2,006
Home equity	301,477	318,449

Total loans	2,157,330	2,268,232
Less: Allowance for loan losses	24,566	22,879

Loans, net	$2,132,764	$2,245,353

Activity in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Allowance for loan losses at beginning of period	$26,659	$19,886	$22,879	$14,832

Charge offs - Traditional Banking	(4,057)	(2,588)	(8,451)	(5,114)
Charge offs - Tax Refund Solutions	-	-	(14,584)	(31,179)
Total charge offs	(4,057)	(2,588)	(23,035)	(36,293)

Recoveries - Traditional Banking	238	186	636	650
Recoveries - Tax Refund Solutions	3,530	882	6,120	11,826
Total recoveries	3,768	1,068	6,756	12,476

Net loan charge offs/recoveries - Traditional Banking	(3,819)	(2,402)	(7,815)	(4,464)
Net loan charge offs/recoveries - Tax Refund Solutions	3,530	882	(8,464)	(19,353)
Net loan charge offs/recoveries	(289)	(1,520)	(16,279)	(23,817)

Provision for loan losses - Traditional Banking	1,726	2,309	9,502	9,425
Provision for loan losses - Tax Refund Solutions	(3,530)	(882)	8,464	19,353
Provision for loan losses	(1,804)	1,427	17,966	28,778

Allowance for loan losses at end of period	$24,566	$19,793	$24,566	$19,793

Republic defines impaired loans to be those commercial related loans that the Company has classified as doubtful (collection of total amount due is improbable) or loss (all or a portion of the loan has been written off or a specific allowance for loss has been provided) or otherwise meet the definition of impaired. Impaired loans also include commercial and retail loans accounted for as troubled debt restructurings (“TDRs”).

Information regarding Republic’s impaired loans follows:

(in thousands)	September 30, 2010	December 31, 2009

Loans with no allocated allowance for loan losses	$8,492	$10,995
Loans with allocated allowance for loan losses	42,973	37,851

Total impaired loans	$51,465	$48,846

For the nine months ended September 30, 2010 and 2009, the Company had allocated $6 million and $5 million of the allowance for loan losses related to all impaired loans. The average of individually impaired loans for the nine months ended September 30, 2010 and 2009 was $48 million and $34 million.

A TDR is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to a borrower’s financial difficulties. All TDRs are considered “Impaired.” The substantial majority of the Company’s residential real estate TDRs involves reducing the client’s loan payment through a rate reduction or interest only payments for a set period of time based on the borrower’s ability to service the modified loan payment. The majority of the Company’s commercial related and construction TDRs involve a restructuring of loan terms such as a temporary forbearance or reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan.

Detail of TDRs as of September 30, 2010 follows:

	TDRs on	TDRs on
	Non-Accrual	Accrual	Total
September 30, 2010 (in thousands)	Status	Status	TDRs

Residential real estate	$468	$9,242	$9,710
Commercial real estate	5,903	10,000	15,903
Real estate construction	5,518	2,003	7,521
Commercial	-	4,236	4,236

Total TDRs	$11,889	$25,481	$37,370

A summary of the types of TDR loan modifications outstanding as of September 30, 2010 are as follows:

	TDRs Performing	TDRs Not
	to Modified	Perfoming to	Total
September 30, 2010 (in thousands)	Terms	Modified Terms	TDRs

Residential real estate loans:
Rate reduction	$6,133	$415	$6,548
Interest only payments for 12 months	1,376	378	1,754
Other	428	952	1,380
Total residential TDRs	7,937	1,745	9,682

Commerical related and construction loans:
Interest only payments for 6 - 12 months	3,187	5,913	9,100
Interest only payments for 36 months	4,208	206	4,414
Rate reduction	2,750	165	2,915
Forbearance for 4 - 12 months	4,165	3,759	7,924
Extension and rate modification	3,335	-	3,335
Total commercial TDRs	17,645	10,043	27,688
Total TDRs	$25,582	$11,788	$37,370

As of September 30, 2010, 82% of the Company’s total residential real estate TDRs are performing according to their modified terms, whereas 64% of the Company’s total commercial related and construction TDRs are performing according to their modified terms. The approximately $10 million in commercial and construction TDRs that are not performing according to the modified terms includes five non accrual relationships totaling approximately $7 million.

The Company had allocated $3.9 million of specific reserves to customers whose loan terms have been modified in TDRs as of September 30, 2010. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from our watch list and have been specifically reserved for as part of the Company’s normal reserving methodology.

Management determines whether to classify a TDR as non-performing based on its accrual status prior to modification. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At September 30, 2010 and December 31, 2009, $11.9 million and $18.6 million of TDRs were classified as non-performing loans.

Detail of non-performing loans and non-performing assets follows:

(in thousands)	September 30, 2010	December 31, 2009

Loans on non-accrual status	$36,358	$43,136
Loans past due 90 days or more and still on accrual	-	8

Total non-performing loans	36,358	43,144
Other real estate owned	6,203	4,772
Total non-performing assets	$42,561	$47,916

Non-performing loans to total loans - Total Company	1.69%	1.90%
Non-performing loans to total loans - Traditional Banking	1.69%	1.90%
Non-performing assets to total loans (including OREO)	1.97%	2.11%

The composition of non-performing loans by loan type follows:

(in thousands)	September 30, 2010	December 31, 2009

Residential real estate	$16,776	$14,832
Commercial real estate	8,347	16,850
Real estate construction	8,476	9,500
Commercial	343	647
Consumer	80	71
Home equity	2,336	1,244

Total non-performing loans	$36,358	$43,144

Non-accrual loans and loans past due 90 days or more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Non-accrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future payments are reasonably assured. Non-accrual TDRs are reviewed for return to accrual status on an individual basis, with additional consideration given to the modification terms.

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

Profitability in the Company’s TRS segment is primarily driven by the volume of RAL transactions processed and the loss rate incurred on RALs, and is particularly sensitive to both measures. During the first nine months of 2010 (primarily the first quarter), the Company processed 22% more in dollars of RALs compared to the same period in 2009. The TRS segment’s provision for loan losses decreased from $19.4 million during the first nine months of 2009 to $8.5 million during the first nine months of 2010. Included as a reduction to the first quarter 2009 TRS provision for loan losses was $2.8 million representing a limited preparer-provided guarantee for RAL product performance. Despite the increase in origination volume over 2009, the Company’s provision for loan losses decreased primarily due to improved underwriting criteria developed from the Company’s 2009 tax season funding history from the IRS.

For the quarter ended September 30, 2010 and 2009, the TRS provision for loan losses was a net credit of $3.5 million and a net credit of $882,000. The net credit provision resulted from better than projected paydowns in outstanding RALs subsequent to the first quarter of each year. The Company expects the actual loss rate realized will be less than the current uncollected amount, as the Company will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the RALs.

As of September 30, 2010 and 2009, $11.0 million and $24.4 million of total RALs originated remained uncollected, representing 0.37% and 0.99% of total gross RALs originated during the respective tax years by the Company. All of these loans were charged off prior to September 30, 2010 and 2009.

For additional discussion regarding TRS, see the following sections:
●      Part I Item 1 “Financial Statements:”
o	Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o      Footnote 10 “Segment Information”
o      Footnote 11 “Regulatory Matters”
●      Part II Item 1A “Risk Factors”

4.	DEPOSITS

Ending deposit balances were as follows at September 30, 2010 and December 31, 2009:

(in thousands)	September 30, 2010	December 31, 2009

Demand (NOW and SuperNOW)	$275,176	$245,502
Money market accounts	659,363	596,370
Brokered money market accounts	-	64,608
Savings	38,229	33,691
Individual retirement accounts*	34,033	34,651
Time deposits, $100,000 and over*	154,317	169,548
Other certificates of deposit*	133,135	135,171
Brokered certificates of deposit*	114,766	1,004,665

Total interest-bearing deposits	1,409,019	2,284,206
Total non interest-bearing deposits	328,083	318,275

Total	$1,737,102	$2,602,481

* - Represents a time deposit

During the fourth quarter of 2009, the Company obtained $921 million in brokered certificates of deposits to be utilized to fund the first quarter 2010 RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 0.51%. Also, during January of 2010, the Company obtained an additional $542 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 55 days and a weighted average interest rate of 0.56%. There were no brokered certificates outstanding at September 30, 2010 related to the RAL program.

During September 2010, the Company exited a brokered money market relationship. This relationship maintained average balances with Republic of approximately $57 million during the first two months of the third quarter of 2010 and was paid a rate equivalent to three month LIBOR plus 0.25 basis points, which equated to an average rate of 0.65%. The withdrawal of funds was facilitated by Republic through a reduction in cash at the Federal Reserve, which earned 0.25% for the Company.

During the first nine months of 2010, the Company obtained $34 million in brokered deposits to be utilized by the Traditional Bank for on-going funding needs. These deposits had a weighted average maturity of five years and a weighted average cost of 2.86%.

5.	FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At September 30, 2010 and December 31, 2009, FHLB advances outstanding were as follows:

(in thousands)	September 30, 2010	December 31, 2009

Putable fixed interest rate advances with a
weighted average interest rate of 4.51%(1)	$150,000	$150,000

Fixed interest rate advances with a weighted average
interest rate of 3.13% due through 2035	415,424	487,607

Total FHLB advances	$565,424	$637,607

___________________________________

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At September 30, 2010, Republic had available collateral to borrow an additional $185 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2010	$-
2011	75,000
2012	85,000
2013	91,000
2014	178,000
Thereafter	136,424

Total	$565,424

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	September 30, 2010	December 31, 2009

First lien, single family residential real estate	$688,134	$733,511
Home equity lines of credit	35,480	91,014
Multi-family commercial real estate	16,615	38,526

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities available for sale: For all securities available for sale, excluding private label mortgage backed and other private label mortgage-related securities, fair value is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). With the exception of private label mortgage backed and other private label mortgage-related securities, all securities available for sale are classified as Level 2 in the fair value hierarchy.

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

Assets and liabilities measured at fair value under on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	September 30, 2010 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$-	$178,088	$-	$178,088
Private label mortgage backed and other
private label mortgage-related securities	-	-	5,364	5,364
Mortgage backed securities - residential	-	173,287	-	173,287
Collateralized mortgage obligations	-	204,744	-	204,744
Total securities available for sale	$-	$556,119	$5,364	$561,483

Mandatory forward contracts	$-	$229	$-	$229

Rate lock loan commitments	-	624	-	624

Mortgage loans held for sale	-	5,783	-	5,783

Mortgage servicing rights	-	4,837	-	4,837

	Fair Value Measurements at
	December 31, 2009 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$-	$48,082	$-	$48,082
Private label mortgage backed and other
private label mortgage-related securities	-	-	5,901	5,901
Mortgage backed securities - residential	-	238,154	-	238,154
Collateralized mortgage obligations	-	124,174	-	124,174
Total securities available for sale	$-	$410,410	$5,901	$416,311

Mandatory forward contracts	$-	$616	$-	$616

Rate lock loan commitments	-	53	-	53

Mortgage loans held for sale	-	5,445	-	5,445

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2010 and 2009:

Securities available for Sale - Private label mortgage backed and other private label mortgage-related securities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Balance, beginning of period	$5,566	$8,095	$5,901	$14,678

Total gains or losses included in earnings:
Net impairment loss recognized in earnings	-	(850)	(126)	(5,871)
Net change in unrealized gain / loss	2,430	117	7,330	773
Realized pass through of actual losses	(2,304)		(6,581)	-
Principal paydowns	(328)	(746)	(1,160)	(2,964)
Balance, end of period	$5,364	$6,616	$5,364	$6,616

There were no transfers into or out of Level 3 assets during the nine months ended September 30, 2010.

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
September 30, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans	$14,094	$-	$-	$12,092	$12,092
Other real estate owned	6,203	-	-	6,203	6,203

Fair Value Measurements at
December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans	$11,469	$-	$-	$9,963	$9,963
Other real estate owned	4,772	-	-	4,772	4,772

The following section details impairment charges recognized during the period:

The Company recorded realized impairment losses related to its Level 3 private label mortgage backed and other private label mortgage-related securities as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Net impairment loss recognized in earnings	$-	$850	$126	$5,871

See Footnote 2 “Investment Securities” for additional detail regarding impairment losses.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount and valuation allowance as follows:

(in thousands)	September 30, 2010	December 31, 2009

Carrying amount of loans with a valuation allowance	$13,636	$11,469
Valuation allowance	2,002	1,506

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. At September 30, 2010 and December 31, 2009, the carrying value of other real estate owned was $6 million and $5 million, respectively. The fair value of the Company’s other real estate owned properties exceeded their carrying value at September 30, 2010 and December 31, 2009.

Detail of other real estate owned write downs follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Other real estate owned write-downs	$389	$34	$993	$1,873

Mortgage servicing rights (“MSR”s), which are carried at lower of cost or fair value, were written down $1.3 million during the fourth quarter of 2008 related to the impairment of nine of the 24 tranches within the portfolio. Due primarily to a decline in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained, the fair value of the Company’s MSRs increased during 2009. As a result of this increase, the Company reduced its corresponding valuation allowance by $1.1 million during the first quarter of 2009 and an additional $122,000 during the second quarter of 2009. No MSR valuation allowance existed at December 31, 2009. During the third quarter of 2010, the Company recorded an MSR valuation allowance of $157,000.

The carrying amounts and estimated fair values of financial instruments, at September 30, 2010 and December 31, 2009 follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$171,024	$171,024	$1,068,179	$1,068,179
Securities available for sale	561,483	561,483	416,311	416,311
Securities to be held to maturity	39,351	39,695	50,924	51,135
Mortgage loans held for sale	5,783	5,783	5,445	5,445
Loans, net	2,132,764	2,216,019	2,245,353	2,259,654
Federal Home Loan Bank stock	26,274	26,274	26,248	26,248
Accrued interest receivable	10,031	10,031	10,049	10,049

Liabilities:
Deposits:
Non interest-bearing accounts	328,083	328,083	318,275	318,275
Transaction accounts	972,768	972,768	940,171	940,171
Time deposits	436,251	441,873	1,344,035	1,349,268
Securities sold under agreements to repurchase
and other short-term borrowings	286,510	286,510	299,580	299,580
Subordinated note	41,240	41,156	41,240	41,148
Federal Home Loan Bank advances	565,424	589,710	637,607	636,600
Accrued interest payable	2,229	2,229	2,888	2,888

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Although management is not aware of any factors that would dramatically affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

7.   MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

September 30, (in thousands)	2010	2009

Balance, January 1	$5,445	$11,298
Origination of mortgage loans held for sale	196,853	507,757
Proceeds from the sale of mortgage loans held for sale	(200,645)	(520,272)
Net gain in sale of mortgage loans held for sale	4,130	9,814

Balance, September 30	$5,783	$8,597

Mortgage banking activities primarily include residential mortgage originations and servicing. The following table presents the components of Mortgage Banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Net gain on sale of mortgage loans held for sale	$1,954	$1,692	$4,130	$9,814
Change in mortgage servicing rights valuation allowance	(157)	-	(157)	1,255
Loan servicing income, net of amortization	(118)	(25)	121	(1,711)

Total mortgage banking income	$1,679	$1,667	$4,094	$9,358

Activity for capitalized mortgage servicing rights was as follows:

September 30, (in thousands)	2010	2009

Balance, January 1	$8,430	$5,809
Additions	1,818	5,239
Amortized to expense	(2,190)	(3,823)
Change in valuation allowance	(157)	1,255

Balance, September 30	$7,901	$8,480

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

September 30, (in thousands)	2010	2009

Balance, January 1	$-	$(1,255)
Additions to expense	(157)	-
Reductions credited to operations	-	1,255
Direct write downs	-	-

Balance, September 30	$(157)	$-

Other information relating to mortgage servicing rights follows:

(in thousands)	September 30, 2010	December 31, 2009

Fair value of mortgage servicing rights portfolio	$8,747	$10,475
Discount rate	9%	9%
Prepayment speed range	255% - 550%	191% - 374%
Weighted average default rate	1.50%	1.50%

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

The following tables include the notional amounts and realized gain (loss) for Mortgage Banking derivatives recognized in Mortgage Banking income as of September 30, 2010 and December 31, 2009:

(in thousands)	September 30, 2010	December 31, 2009

Mandatory forward contracts:
Notional amount	$34,132	$32,270
Change in fair value of mandatory forward contracts	229	616

Rate lock loan commitments:
Notional amount	$35,330	$28,734
Change in fair value of rate lock loan commitments	(105)	(338)

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

As of September 30, 2010, exclusive of Mortgage Banking loan commitments, Republic had outstanding loan commitments of $496 million, which included unfunded home equity lines of credit totaling $285 million. As of December 31, 2009, exclusive of Mortgage Banking loan commitments, Republic had outstanding loan commitments of $479 million, which included unfunded home equity lines of credit totaling $301 million. These commitments generally have open ended maturities and variable rates.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $19 million and $12 million at September 30, 2010 and December 31, 2009. In addition to credit risk, the Company also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Company does not deem this risk to be material.

At September 30, 2010 and December 31, 2009, Republic had a $10 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Company uses a blanket pledge of eligible real estate loans to secure the letter of credit.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2010	2009	2010	2009

Net income	$7,310	$5,661	$60,335	$38,287

Weighted average shares outstanding	20,917	20,779	20,857	20,731
Effect of dilutive securities	71	143	88	160
Average shares outstanding including
dilutive securities	20,988	20,922	20,945	20,891

Basic earnings per share:
Class A Common Share	$0.35	$0.27	$2.90	$1.85
Class B Common Share	0.34	0.26	2.86	1.82

Diluted earnings per share:
Class A Common Share	$0.35	$0.27	$2.89	$1.84
Class B Common Share	0.34	0.26	2.85	1.80

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Antidilutive stock options	610,857	627,977	634,497	642,797

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

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using operating income. Goodwill is not allocated. Income taxes which are not segment specific are allocated based on income before income tax expense. Transactions among reportable segments are made at fair value.

For additional discussion regarding TRS, see the following sections:
●      Part I Item 1 “Financial Statements:”
o      Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o      Footnote 3 “Loans and Allowance for Loan Losses”
o      Footnote 11 “Regulatory Matters”
●      Part II Item 1A “Risk Factors”

Segment information for the three and nine months ended September 30, 2010 and 2009 follows:

	Three Months Ended September 30, 2010

(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$26,341	$13	$98	$26,452
Provision for loan losses	1,726	(3,530)	-	(1,804)

Electronic Refund Check fees	-	293	-	293
Net RAL securitization income	-	8	-	8
Mortgage banking income	-	-	1,679	1,679
Net gain on sales, calls and impairment
of securities	-	-	-	-
Other non interest income	5,764	43	36	5,843
Total non interest income	5,764	344	1,715	7,823

Total non interest expenses	22,277	2,279	566	25,122

Gross operating profit	8,102	1,608	1,247	10,957
Income tax expense	2,627	641	379	3,647
Net income	$5,475	$967	$868	$7,310

Segment assets	$3,005,971	$13,412	$14,008	$3,033,391

Net interest margin	3.49%	NM	NM	3.49%

	Three Months Ended September 30, 2009

(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$27,576	$47	$113	$27,736
Provision for loan losses	2,309	(882)	-	1,427

Electronic Refund Check fees	-	137	-	137
Net RAL securitization income	-	26	-	26
Mortgage banking income	-	-	1,667	1,667
Net loss on sales, calls and impairment
of securities	(850)	-	-	(850)
Other non interest income	6,864	18	26	6,908
Total non interest income	6,014	181	1,693	7,888

Total non interest expenses	23,132	2,283	324	25,739

Gross operating profit	8,149	(1,173)	1,482	8,458
Income tax expense	2,855	(565)	507	2,797
Net income	$5,294	$(608)	$975	$5,661

Segment assets	$3,012,018	$7,966	$17,437	$3,037,421

Net interest margin	3.79%	NM	NM	3.79%

	Nine Months Ended September 30, 2010

(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$80,364	$50,729	$284	$131,377
Provision for loan losses	9,502	8,464	-	17,966

Electronic Refund Check fees	-	58,513	-	58,513
Net RAL securitization income	-	228	-	228
Mortgage banking income	-	-	4,094	4,094
Net gain on sales, calls and impairment
of securities	(126)	-	-	(126)
Other non interest income	17,183	53	59	17,295
Total non interest income	17,057	58,794	4,153	80,004

Total non interest expenses	70,567	28,273	2,066	100,906

Gross operating profit	17,352	72,786	2,371	92,509
Income tax expense	5,593	25,862	719	32,174
Net income	$11,759	$46,924	$1,652	$60,335

Segment assets	$3,005,971	$13,412	$14,008	$3,033,391

Net interest margin	3.62%	NM	NM	5.08%

	Nine Months Ended September 30, 2009

(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$82,905	$52,880	$688	$136,473
Provision for loan losses	9,425	19,353	-	28,778

Electronic Refund Check fees	-	25,272	-	25,272
Net RAL securitization income	-	498	-	498
Mortgage banking income	-	-	9,358	9,358
Net loss on sales, calls and impairment
of securities	(5,871)	-	-	(5,871)
Other non interest income	19,912	50	78	20,040
Total non interest income	14,041	25,820	9,436	49,297

Total non interest expenses	71,212	23,632	1,091	95,935

Gross operating profit	16,309	35,715	9,033	61,057
Income tax expense	5,428	14,290	3,052	22,770
Net income	$10,881	$21,425	$5,981	$38,287

Segment assets	$3,012,018	$7,966	$17,437	$3,037,421

Net interest margin	3.79%	NM	NM	5.50%

11.   REGULATORY MATTERS

On a recurring basis, the FDIC performs a Community Reinvestment Act Performance Evaluation of RB&T. Among other things, the purpose of this evaluation is to assess RB&T’s performance and initiatives that are designed to help meet the credit needs of the areas it serves, including low and moderate-income individuals, neighborhoods and businesses. The evaluation also includes a review of RB&T’s community development services and investments in RB&T’s assessment areas.

During the first quarter of 2009, the FDIC made public RB&T’s 2008 Community Reinvestment Act Performance Evaluation (the “2008 CRA Evaluation”). RB&T received “High Satisfactory” ratings on the Investment Test component and the Service Test component evaluated as part of the 2008 CRA Evaluation. Based on issues identified within RB&T’s Refund Anticipation Loan (“RAL”) program, RB&T received a “Needs to Improve” rating on the Lending Test component, and as a result, a “Needs to Improve” rating on its overall rating. By statute, a bank such as RB&T with a “Needs to Improve” CRA rating has limitations on certain future business activities, including the ability to branch and to make acquisitions, until its CRA rating improves.

As stated in the 2008 CRA Evaluation, the FDIC concluded that RB&T violated Regulation B (“Reg B”), which implements the Equal Credit Opportunity Act (“ECOA”), specifically related to RB&T’s tax refund business and its RAL program. The Reg B issues involved RB&T’s requirement that both spouses who file a joint tax return sign a RAL proceeds check, even if one spouse opted out of the RAL transaction. The RAL is ultimately repaid to RB&T by the IRS with funds made payable to both spouses. The Reg B issues also involved a claim that in 2008 one electronic return originator (“ERO”) out of a total of more than 8,000 EROs did not allow spouses to opt out of RAL transactions.  In response to the 2008 CRA Evaluation, RB&T changed certain procedures and processes to address the Reg B issues raised by the FDIC as it relates to RB&T’s RAL program.

As required by statute, the FDIC referred their conclusions regarding the alleged Reg B violations to the Department of Justice (“DOJ”). During the second quarter of 2009, the Company was notified that the DOJ had referred the Reg B issue back to the FDIC for administrative handling with no further corrective action required by the DOJ.

Effective February 25, 2009, RB&T entered into a Stipulation and Consent Agreement with the FDIC agreeing to the issuance of a Cease and Desist Order (the “Order”) predominately related to required improvements and increased oversight of RB&T’s compliance management system. The Company filed the final Order as Exhibit 10.62 of its 2008 Annual Report on Form 10-K.

The Order cited insufficient oversight of RB&T’s consumer compliance programs, most notably in RB&T’s RAL program. The Order required increased compliance oversight of the RAL program by RB&T’s management and board of directors, subject to review and approval by the FDIC. Under the Order, RB&T increased its training and audits of its ERO partners, who make RB&T’s tax products available to taxpayers across the nation. In addition, various components of the Order required RB&T to meet certain implementation, completion and reporting timelines, including the establishment of a compliance management system to appropriately assess, measure, monitor and control third party risk and ensure compliance with consumer laws.

In addition to the compliance issues cited in regard to the RAL program, the Order also required RB&T to correct Home Mortgage Disclosure Act (“HMDA”) reporting errors. As part of the Order, RB&T made corrections to its 2007 and 2006 HMDA reporting. As a result of the errors in its 2007 and 2006 HMDA reporting, RB&T paid a $22,000 civil money penalty during the first quarter of 2009.

During the fourth quarter of 2009, the FDIC began the process for the 2009 Community Reinvestment Act Performance Evaluation (the “2009 CRA Evaluation”). During the third quarter of 2010, the FDIC notified RB&T of its 2009 CRA Evaluation performance rating. RB&T received “High Satisfactory” ratings on the Investment Test component and the Service Test component evaluated as part of the 2009 CRA Evaluation. Based on alleged Reg B violations regarding documentation of spousal obligations on a limited number of loans identified within RB&T’s commercial lending area, RB&T received a “Needs to Improve” rating on the Lending Test component, and as a result, a “Needs to Improve” rating on its overall rating. The Company expects the FDIC to make the 2009 CRA Evaluation public during the fourth quarter of 2010, subsequent to this filing. By statute, the FDIC referred these alleged Reg B violations to the DOJ. The FDIC subsequently notified RB&T that the DOJ had referred this matter back to the FDIC for administrative handling.

Prior to the FDIC’s notification to RB&T of the 2009 CRA Evaluation results, RB&T changed certain procedures and processes to better document its commercial loan origination process as it relates to the intent of both spouses to apply for and become obligated to repay certain commercial loans. The FDIC has notified RB&T of certain additional corrective actions to be undertaken in response to the alleged Reg B violations. Management expects RB&T to be subject to further corrective actions from the FDIC via a supervisory order or agreement. At this time, the Company is uncertain of the extent of the possible further corrective actions.

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”

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

Republic Bancorp and its subsidiaries operate in a heavily regulated industry. These regulatory requirements can and do affect the Company’s results of operations and financial condition. For an update on regulatory matters affecting the Company and its subsidiaries, see Footnote 11 in Part I Item 1 “Financial Statements.”

This discussion includes various forward-looking statements with respect to credit quality, including but not limited to, delinquency trends and the adequacy of the allowance for loan losses, segments, corporate objectives, the Company’s interest rate sensitivity model and other financial and business matters. Broadly speaking, forward-looking statements may include:

●	projections of revenue, expenses, income, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;
●	descriptions of plans or objectives for future operations, products or services;
●	forecasts of future economic performance; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:

●	delinquencies, future credit losses, non-performing loans and non-performing assets;
●
further developments in the Company’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provisions to the allowance for loans losses;

●	deteriorating credit quality, including changes in the interest rate environment and reducing interest margins;
●	the overall adequacy of the allowance for loans losses;
●	future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;
●	the future regulatory viability of the Tax Refund Solutions (“TRS”) business operating segment;
●	anticipated future funding sources for TRS;
●	potential impairment of investment securities;
●	the future value of mortgage servicing rights;
●	the impact of new accounting pronouncements;
●	legal and regulatory matters including results and consequences of regulatory actions and examinations;
●	future capital expenditures;
●	the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations; and
●	inflation, interest rate, market and monetary fluctuations and the Bank’s ability to maintain current deposit and loan levels at current interest rates.

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, the statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date the statements are made and management may not update them to reflect changes that occur subsequent to the date the statements are made. Some factors that could cause results to differ materially from those projected in forward-looking statements include risks described in the filings of the Company with the Securities and Exchange Commission, including but not limited to the discussion under Part II Item 1A “Risk Factors.”

As used in this report, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: Republic Bank & Trust Company and Republic Bank.

RECENT DEVELOPMENTS

Regulatory Developments

As disclosed in Footnote 11 “Regulatory Matters,” the FDIC concluded as part of its 2009 CRA Evaluation that RB&T violated Reg B regarding documentation of spousal obligations on a limited number of loans identified within RB&T’s commercial lending area.

Prior to the FDIC’s notification to RB&T of the 2009 CRA Evaluation results, RB&T changed certain procedures and processes to better document its commercial loan origination process as it relates to the intent of both spouses to apply for and become obligated to repay certain commercial loans. The FDIC has notified RB&T of certain additional corrective actions to be undertaken in response to the alleged Reg B violations. Management expects RB&T to be subject to further corrective actions from the FDIC via a supervisory order or agreement. At this time, the Company is uncertain of the extent of the possible further corrective actions.

Jackson Hewitt Contract

On September 30, 2010, RB&T amended its Program Agreement, dated September 19, 2007, as previously amended December 2, 2008, November 23, 2009, December 29, 2009, and June 30, 2010 (the “Program Agreement”) with Jackson Hewitt, Inc. (“JHI”). In addition, RB&T terminated its Technology Agreement, dated September 19, 2007, as previously amended December 2, 2008, November 23, 2009, December 29, 2009, and June 30, 2010 (the “Technology Agreement”) with Jackson Hewitt Technology Services LLC (“JHTSL”).

The parties amended the Program Agreement to, among other things:

●
Incorporate certain terms of the Technology Agreement into the Program Agreement to provide that JHI assumes responsibility for provision of certain technology services, including personnel and support, and training previously provided by JHTSL;

●	Eliminate the fees payable by RB&T to JHI and JHTSL;

●	Extend the term of the Program Agreement by one year to expire on October 31, 2013, unless terminated earlier; and

●	Amend termination provisions of the Program Agreement to provide for the extended term of the Program Agreement and to modify the calculation of the termination fee.

The fifth amendment to the Program Agreement and termination of the Technology Agreement are not expected to impact the Company’s net income and earnings per share for the remaining term of the Program Agreement.

IRS Decision to Withhold Debt Indicator

On August 5, 2010, the Internal Revenue Service (“IRS”) issued a news release stating that it will no longer provide tax preparers and associated financial institutions with the debt indicator (“DI”) beginning with the first quarter 2011 tax season. The DI indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or delinquent federally funded student loans.

RB&T has historically utilized the DI as a material underwriting component of its Refund Anticipation Loan (“RAL”) product within its Tax Refund Solutions (“TRS”) business segment. Without the DI, the Company will experience a higher provision for loan losses related to its RAL portfolio during 2011. In an effort to achieve earnings neutrality at TRS in 2011 compared to 2010, RB&T expects to increase its pricing for its individual TRS related products. In addition, the Company expects to modify its underwriting to approve fewer RALs and significantly reduce its maximum RAL amount to individual customers in order to partially mitigate the anticipated increase in its provision for loan losses expected from the loss of the DI.

RB&T’s planned increase in pricing is not expected to reduce overall consumer demand for the product, however, its revised tighter underwriting standards combined with its reduced maximum RAL offering amount are expected to decrease overall RAL dollar volume for the upcoming first quarter 2011 tax season. Based on these factors, the Company believes its funding needs for the first quarter 2011 tax season could be near one third of its first quarter 2010 requirements. Management currently estimates that RB&T will be able to attain earnings neutrality at current RAL and ERC consumer demand levels if RAL losses, in combination with expected price increases, do not exceed 3%.

In addition to the elimination of the DI, the IRS also has announced plans to explore the possibility of providing a new tool for the first quarter 2012 tax filing season to give taxpayers a mechanism to use a portion of their tax refund to pay for the services of a professional tax preparer. This product would likely present direct competition for RB&T’s Electronic Refund Check (“ERC”) products. At this time, the Company is uncertain what impact, if any, this IRS product could have on the Company’s results of operations in 2012.

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Regulatory Matters”
●	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Business Segment Composition”
o	“Overview”
o	“Results of Operations”
o	“Comparison of Financial Condition”
●	Part II Item 1A “Risk Factors”

BUSINESS SEGMENT COMPOSITION

As of September 30, 2010, the Company was divided into three distinct segments: Traditional Banking, Tax Refund Solutions and Mortgage Banking.

Net income, total assets and net interest margin by segment for the three and nine months ended September 30, 2010 and 2009 are presented below:

	Three Months Ended September 30, 2010

(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$5,475	$967	$868	$7,310
Segment assets	3,005,971	13,412	14,008	3,033,391
Net interest margin	3.49%	NM	NM	3.49%

	Three Months Ended September 30, 2009

(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$5,294	$(608)	$975	$5,661
Segment assets	3,012,018	7,966	17,437	3,037,421
Net interest margin	3.79%	NM	NM	3.79%

	Nine Months Ended September 30, 2010
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$11,759	$46,924	$1,652	$60,335
Segment assets	3,005,971	13,412	14,008	3,033,391
Net interest margin	3.62%	NM	NM	5.08%

	Nine Months Ended September 30, 2009
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$10,881	$21,425	$5,981	$38,287
Segment assets	3,012,018	7,966	17,437	3,037,421
Net interest margin	3.79%	NM	NM	5.50%
_____________________
NM – Not Meaningful

For expanded segment financial data see Footnote 10 “Segment Information”

(I)  Traditional Banking

As of September 30, 2010, Republic had 44 full-service banking centers with 35 located in Kentucky, five located in metropolitan Tampa, Florida, three located in southern Indiana and one located in metropolitan Cincinnati, Ohio in addition to an Internet banking delivery channel. RB&T’s primary market areas are located in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington, Florence and Independence. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in Hudson, New Port Richey, Palm Harbor, Port Richey and Temple Terrace, Florida, as well as metropolitan Cincinnati, Ohio.

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

The Company has agreements with Jackson Hewitt Inc. (“JHI”), a subsidiary of Jackson Hewitt Tax Service Inc. (“JH”), and Liberty Tax Service (“Liberty”) to offer RAL and ERC/ERD products. JH and Liberty provide preparation services of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax-preparers offices. Approximately 34% and 27% of the Company’s year to date September 30, 2010 and 2009 TRS gross revenue was derived from JH with another 29% and 4% from Liberty for the same respective periods. See “Results of Operations – Tax Refund Solutions” for additional discussion regarding JH and Liberty agreements.

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

Subsequent to the first quarter, the results of operations for the TRS business operating segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated provision for loan losses, as estimated results became final. However, as was the case in 2009, the fourth quarter can be impacted by the funding strategy for the upcoming tax season. As detailed in the section titled “TRS Funding – First Quarter 2010 Tax Season” below, the TRS business operating segment incurred a fourth quarter 2009 net loss of $1.5 million with approximately $200,000 attributable to the negative spread the segment earned on brokered deposits obtained for the upcoming first quarter 2010 tax season.

TRS Rebate Accruals

During September 2009, the Company announced a new pricing model reducing the fees the Bank charges consumers for RALs beginning with the first quarter 2010 tax season. With respect to new contracts entered into for the first quarter 2010 tax season, TRS substantially reduced rebates paid to individual technology and tax preparation service providers in connection with the delivery of tax refund products. The Company accrued $12.7 million in total rebates during the first nine months of 2010 compared to $36.0 million during the same period in 2009. For the three months ended September 30, 2010 and 2009, the Company accrued $43,000 and $110,000 in total rebates.

Following the September 30, 2010 revisions to the JH contracts, the Company expects to have only one contract for the first quarter 2011 tax season which requires rebate payments by Republic for products originated through a software company via the internet. Total rebate payments under this contract during the first nine months of 2010 were $2.4 million

TRS Funding – First Quarter 2011 Tax Season

At the time of this filing, the Company expects to utilize brokered certificates of deposit and to a lesser extent its traditional borrowing lines as its primary funding source for RALs for the first quarter 2011 tax season. Due to RB&T’s anticipated reduction to its maximum RAL offering amount and tighter underwriting guidelines in response to the elimination of the DI by the IRS, the Company believes its funding needs for the first quarter 2011 tax season could be near one third of its first quarter 2010 funding requirements. During the fourth quarter of 2009 and the first quarter of 2010, the Company gathered approximately $1.5 billion in brokered deposits to fund its first quarter 2010 tax season. The Company expects to begin increasing its brokered deposit balances during the fourth quarter of 2010 in anticipation of the funding needs for the upcoming tax season.

TRS Funding – First Quarter 2010 Tax Season

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

TRS Funding – First Quarter 2009 Tax Season

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

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Regulatory Matters”
●	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Comparison of Financial Condition”
●	Part II Item 1A “Risk Factors”

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

Due to the significant reduction in long-term interest rates during December of 2008, the fair value of the MSR portfolio declined as prepayment speed assumptions were adjusted upwards resulting in an impairment charge of $1.3 million for the fourth quarter and year ended December 31, 2008. During the first quarter of 2009, prepayment speed assumptions stabilized to levels similar to those assumed in the third quarter of 2008 and the Company reversed $1.1 million from the valuation allowance. The Company reversed an additional $122,000 during the second quarter of 2009. There were no impairment charges recorded prior to the fourth quarter of 2008 and no MSR valuation allowance existed at December 31, 2009.  During the third quarter of 2010, however, the Company recorded an MSR valuation allowance of $157,000.

See additional detail regarding Mortgage Banking under Footnote 7 “Segment Information” of Part I Item 1 “Financial Statements.”

OVERVIEW (Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009)

Net income for the three months ended September 30, 2010 was $7.3 million, representing an increase of $1.6 million, or 29%, compared to the same period in 2009. Diluted earnings per Class A Common Share increased to $0.35 for the quarter ended September 30, 2010 compared to $0.27 for the same period in 2009. General highlights for the three months ended September 30, 2010 by business segment are detailed below. Additional discussion follows under the section titled “Results of Operations.”

Traditional Banking (Third Quarter Highlights)

●	Net income increased $181,000, or 3%, for the third quarter of 2010 compared to the same period in 2009.

●
Net interest income decreased $1.2 million, or 4%, for the third quarter of 2010 to $26.3 million. The Traditional Banking segment net interest margin declined 30 basis points for the quarter ended September 30, 2010 compared to the third quarter of 2009 to 3.49%.

●	The provision for loan losses was $1.7 million for the quarter ended September 30, 2010 compared to $2.3 million for the same period in 2009.

●	Non interest income decreased $250,000, or 4%, for the third quarter of 2010 compared to the same period in 2009.

●	Total non interest expense decreased $855,000, or 4%, during the third quarter of 2010 compared to the third quarter of 2009.

●
Total non-performing loans to total loans for the Traditional Banking segment decreased to 1.69% at September 30, 2010, from 1.90% at December 31, 2009, as the total balance of non-performing loans decreased by nearly $7 million for the same period.

Tax Refund Solutions (“TRS”) (Third Quarter Highlights)

●	TRS segment net income was $967,000 for the third quarter ended September 30, 2010 compared to a net loss of $608,000 for the same period in 2009.

●	TRS recorded a credit to its provision for loan losses of $3.5 million for the third quarter of 2010 compared to $882,000 for the third quarter of 2009.

●
The IRS announced it would no longer provide the Debt Indicator to banks that participate in the RAL business. See discussion in section titled “Recent Developments” of this document for further discussion related to the Debt Indicator and for other matters impacting TRS.

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Regulatory Matters”
●	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
●	Part II Item 1A “Risk Factors”

RESULTS OF OPERATIONS (Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009)

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

Total Company net interest income decreased $1.3 million, or 5%, for the third quarter of 2010 compared to the same period in 2009. The total Company net interest margin decreased 30 basis points to 3.49% for the same period. The most significant components comprising the total Company decrease in net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking Segment decreased $1.2 million, or 4%, for the third quarter of 2010 compared to 2009. The Traditional Banking net interest margin declined 30 basis points for the same period to 3.49%. The decrease in net interest income was due primarily to a decline in interest income resulting from the continued paydowns and downward repricing of loans and investments. This is consistent with national trends in consumer deleveraging and refinancing from adjustable rate loan products into longer-term fixed rate loans. Generally, the Company’s strategy has largely been not to reinvest the cash it has been receiving from its loan and investment paydowns and pay-offs into assets with longer-term repricing horizons due to market projections of interest rate increases in the future. As a result, much of the cash the Company received from paydowns over the past several months has been reinvested into short-term, lower yielding investments, which has greatly improved the Company’s risk position from future interest rate increases, while negatively impacting current earnings. This, combined with the Company’s tightened loan underwriting strategy, has resulted in average loans declining $128 million compared to the quarter ended September 30, 2009.

The Company has been able to partially offset the downward pressure on interest income during 2010, although by a significantly smaller magnitude than in recent prior years, by lowering its cost of interest bearing liabilities, which was 1.46% and 1.77% for the third quarters of 2010 and 2009. One specific strategy utilized by the Company to combat the moderate compression in its net interest margin was the prepayment of $87 million in FHLB advances with a weighted average cost of 3.48% during the first quarter of 2010. This strategy positively impacted third quarter net interest income by an estimated $356,000. The Company also exited a brokered money market relationship during third quarter ended September 2010. This relationship maintained average balances with Republic of approximately $57 million during first two months of the third quarter of 2010 and was paid a rate equivalent to three month LIBOR plus 0.25 basis points, which equated to an average rate of 0.65%. The withdrawal of funds was facilitated by Republic through a reduction in cash at the Federal Reserve, which earned 0.25% for the Company.

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

TRS

Entering the final quarter of 2010, the Company will begin accumulating funds for its first quarter 2011 tax season. The Company expects to employ a similar on-balance sheet funding strategy as it did during the first quarter 2010 tax season. As it begins to accumulate additional cash, Republic expects to experience a further nominal decline in its total Company net interest income and net interest margin during the fourth quarter of 2010 compared to the third quarter of 2010. Due to RB&T’s anticipated reduced maximum RAL offering amount and tighter underwriting guidelines in response to the elimination of the DI by the IRS, the Company believes its funding needs for the first quarter 2011 tax season could be near one third of its first quarter 2010 funding requirement. The final impact to the Company’s net interest income and net interest margin for the fourth quarter of 2010 cannot yet be determined because the Company has not finalized its strategy regarding the amount and the timing of its funding needs for the first quarter 2011 tax season.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see Table 13, “Interest Rate Sensitivity for 2010” in this section of the document.

Table 1 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for the three month periods ended September 30, 2010 and 2009. Table 2 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 1 – Average Balance Sheets and Interest Rates for the Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$623,758	$4,097	2.63%	$532,818	$4,765	3.58%
Tax exempt investment securities(1)(4)	-	-	0.00%	384	5	8.01%
Federal funds sold and other interest-earning deposits	229,125	152	0.27%	87,202	82	0.38%
Loans and fees(2)(3)	2,180,565	31,021	5.69%	2,308,156	33,413	5.79%

Total interest-earning assets	3,033,448	35,270	4.65%	2,928,560	38,265	5.23%

Less: Allowance for loan losses	26,017			20,038

Non interest-earning assets:
Non interest-earning cash and cash equivalents	61,100			59,045
Premises and equipment, net	38,471			40,204
Other assets(1)	56,732			48,498
Total assets	$3,163,734			$3,056,269

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$310,864	$155	0.20%	$255,965	$55	0.09%
Money market accounts	662,269	706	0.43%	592,790	824	0.56%
Time deposits	325,765	1,405	1.73%	365,775	2,226	2.43%
Brokered money market and brokered CD's	172,908	680	1.57%	161,931	525	1.30%

Total deposits	1,471,806	2,946	0.80%	1,376,461	3,630	1.05%

Securities sold under agreements to repurchase and
other short-term borrowings	333,299	262	0.31%	311,867	238	0.31%
Federal Home Loan Bank advances	565,445	4,978	3.52%	655,791	6,027	3.68%
Subordinated note	41,240	632	6.13%	41,240	634	6.15%

Total interest-bearing liabilities	2,411,790	8,818	1.46%	2,385,359	10,529	1.77%

Non interest-bearing liabilities and Stockholders' equity
Non interest-bearing deposits	345,970			327,173
Other liabilities	36,695			25,053
Stockholders' equity	369,279			318,704
Total liabilities and stock-holders' equity	$3,163,734			$3,056,289

Net interest income		$26,452			$27,736

Net interest spread			3.19%			3.46%

Net interest margin			3.49%			3.79%

__________________________
(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC topic 320 “Investments – Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $924,000 and $763,000 for the three months ended September 30, 2010 and 2009.
(3)	Average balances for loans include the principal balance of non accrual loans and loans held for sale.
(4)	Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

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

Table 2 – Volume/Rate Variance Analysis for the Three Months Ended September 30, 2010 and 2009

		Three Months Ended Sept. 30, 2010
		Compared to
		Three Months Ended Sept. 30, 2009
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$(673)	$724	$(1,397)
Federal funds sold and other interest-earning deposits	70	100	(30)
Loans and fees	(2,392)	(1,823)	(569)

Net change in interest income	(2,995)	(999)	(1,996)

Interest expense:

Transaction accounts	100	14	86
Money market accounts	(118)	89	(207)
Time deposits	(821)	(224)	(597)
Brokered money market and brokered CDs	155	37	118
Securities sold under agreements to repurchase and
other short-term borrowings	24	17	7
Federal Home Loan Bank advances	(1,049)	(803)	(246)
Subordinated note	(2)	-	(2)

Net change in interest expense	(1,711)	(870)	(841)

Net change in net interest income	$(1,284)	$(129)	$(1,155)

Provision for Loan Losses

The Company recorded a net credit provision for loan losses of $1.8 million for the third quarter 2010, compared to a provision of $1.4 million for the same period in 2009. The significant components comprising the increase in the provision for loan losses were as follows:

Traditional Banking segment

Traditional Banking provision for loan losses for the third quarter of 2010 was $1.7 million, a $583,000 decrease from the third quarter of 2009. Annualized net charge-offs as a percentage of average loans within the Traditional Banking segment were higher than previous quarters at 0.70% but were significantly impacted by $2.3 million in charge-offs associated with two commercial real estate relationships, which had been fully reserved for in prior quarters. These two charge-offs increased the Traditional Bank’s annualized net charge-offs as a percentage of average loans by 41 basis points during the quarter.

During the first two quarters of 2010, the Company increased its Traditional Banking segment’s provision for loan losses by a net $2.3 million for the identification of specific loss allocations associated with its large classified loan relationships. Approximately $3.6 million of the net $2.3 million increase related to new or increased reserve allocations, with $1.2 million removed due to charge off and $51,000 removed due to reserve allocation adjustments. In addition, during the first two quarters of 2010 the Company increased its Traditional Banking segment’s provision for loan losses by $1.3 million for general reserves associated with its home equity portfolio due to higher historical loss percentages and declining residential real estate values. During the third quarter of 2010, no additional new significant specific loss allocations were identified for the Traditional Bank’s large classified loan relationships. Additionally, the Company did not make any increased adjustments, quantitatively or qualitatively, during the quarter to its historical loss percentages for its general reserves related to its home equity portfolio. See section titled “Asset Quality” for additional discussion of the Company’s delinquent and non-performing loans.

TRS segment

Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process.

For the three months ended September 30, 2010 the TRS provision for loan losses was a net credit of $3.5 million compared to a net credit of $882,000 for the three months ended September 30, 2009. The net credits recorded in the third quarters of 2010 and 2009 were the result of better than projected paydowns in outstanding RALs subsequent to the first quarter. As a result of these recoveries, TRS RAL loss rate improved to approximately 0.37% of total RALs originated as of September 30, 2010 compared to 0.93% for the 2009 calendar year.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 3 – Summary of Loan Loss Experience

	Three Months Ended
	September 30,
(dollars in thousands)	2010	2009
Allowance for loan losses at beginning of period	$26,659	$19,886
Charge offs:
Real Estate:
Residential	(638)	(465)
Commercial	(2,613)	(105)
Construction	-	(986)
Commercial	(62)	(112)
Consumer	(404)	(516)
Home Equity	(340)	(404)
Tax Refund Solutions	-	-
Total	(4,057)	(2,588)
Recoveries:
Real Estate:
Residential	21	37
Commercial	6	7
Construction	6	6
Commercial	27	3
Consumer	173	129
Home Equity	5	4
Tax Refund Solutions	3,530	882
Total	3,768	1,068

Net loan charge offs/recoveries	(289)	(1,520)
Provision for loan losses	(1,804)	1,427
Allowance for loan losses at end of period	$24,566	$19,793

Ratios:
Allowance for loan losses to total loans	1.14%	0.86%
Allowance for loan losses to total loans - Traditional Banking Segment	1.14%	0.86%
Allowance for loan losses to non performing loans	68%	49%
Allowance for loan losses to non performing assets	58%	45%
Annualized net loan charge offs to average loans
outstanding	0.05%	0.26%
Annualized net loan charge offs to average loans
outstanding - Traditional Banking Segment	0.70%	0.42%

Non interest Income

Non interest income decreased $65,000 for the third quarter of 2010 compared to the same period in 2009. The most significant components comprising the total Company decrease in non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income decreased $250,000, or 4%, for the third quarter of 2010 compared to the same period in 2009. The decrease in non interest income was primarily the result of a reduction in service charges on deposit accounts which declined $1.1 million, or 23%, compared to the third quarter of 2009. Approximately $652,000 of this decrease resulted from the December 2009 discontinuation of the Company’s Currency Connection checking product, which was marketed to clients on a national basis through various third parties. The Company discontinued the product because management did not believe that it would be able to grow revenue to a level which would achieve an acceptable profitability within the program, given a substantial anticipated increase in cost of future product delivery.

In November 2009, the FRB announced its amendment of Regulation E, which implements the Electronic Funds Transfer Act (“EFTA”) effective for the third quarter of 2010. The EFTA prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer affirmatively consents, or opts in, to the overdraft service for those types of transactions. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. The final rules, along with a model opt-in notice, were issued under Regulation E, which implements the EFTA. The final rules required institutions to provide consumers who do not opt in with the same account terms, conditions, and features (including pricing) that they provide to consumers who do opt in. For consumers who do not opt in, the institution is prohibited from charging overdraft fees for any overdrafts it pays on ATM and one-time debit card transactions.

The Company earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Company estimates that it historically earned more than 60% of its overdraft related fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the three months and nine months ended September 30, 2010 were $2.8 million and $8.3 million as compared to $3.3 million and $9.2 million for the same prior year periods. The total net daily overdraft charges included in interest income for the three months and nine months ended September 30, 2010 were $478,000 and $1.5 million as compared to $613,000 and $1.7 million for the same prior year periods.

Approximately 12% of the Company’s overdraft fee related income through the first nine months of 2010 was generated by commercial type clients not subject to the new EFTA rules with another 10% of the Company’s income generated from accounts closed throughout the year. The Company implemented a program during the second quarter to notify all eligible clients of the new “opt in” requirements of the EFTA rules. Through September 30, 2010, those clients who “opted in” generated approximately 63% of the Company’s overdraft fee income for the first nine months of 2010. Approximately 3% of the Company’s overdraft related fee income during the first nine months of 2010 was generated by clients who responded that they did not wish to “opt in” to the program. The remaining 12% of the Company’s overdraft related fee income through the first nine months of 2010 was generated by clients who did not respond to Republic’s notifications. These accounts were automatically removed or opted out of the Reg E portion of the Company’s Overdraft Honor program. Management believes the EFTA did have a negative impact on the Company’s overdraft related fee income during the third quarter of 2010 and will continue to do so in the future. A decrease in future overdraft fee related income resulting from the new Reg E requirements may be partially offset by growth in the Company’s checking account base and potential fee increases for its overdraft related charges or other deposit related activities.

The decrease in service charges on deposits discussed in the preceding paragraphs was significantly offset by a reduction in OTTI charges totaling $850,000 that the Company incurred during the third quarter of 2009 for its private label mortgage backed security portfolio. During the third quarter of 2010, the Company recorded no OTTI charges. See Footnote 2 “Investment Securities” for additional discussion.

Non interest Expenses

Non interest expenses decreased $617,000, or 2%, during the third quarter of 2010 compared to 2009. The most significant components comprising the decrease in non interest expense were as follows:

Traditional Banking segment

Salaries and employee benefits increased $747,000, or 6%, for the third quarter of 2010 compared to the third quarter of 2009 due to annual merit increases, additional staffing and increased employee benefits expense.

Debit card interchange expense decreased $403,000 during the third quarter of 2010, as the Company entered into a new contract with a third party provider at significantly reduced rates. In addition, this expense item incurred a benefit of $131,000 during the quarter due to a non-recurring credit from the third party provider as compensation for a processing error.

Other real estate owned (“OREO”) expense increased $480,000 during the third quarter of 2010 primarily due to the write downs experienced for two commercial real estate relationships.

OVERVIEW (Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009)

Net income for the nine months ended September 30, 2010 was $60.3 million, representing an increase of $22.0 million, or 58%, compared to the same period in 2009. Diluted earnings per Class A Common Share increased 57% to $2.89 for the nine months ended September 30, 2010 compared to $1.84 for the same period in 2009. General highlights for the nine months ended September 30, 2010 by business segment are detailed below. Additional discussion follows under the section titled “Results of Operations.”

Traditional Banking (First Nine Months Highlights)

●	Net income increased $878,000, or 8%, for the first nine months of 2010 compared to the same period in 2009.

●
Net interest income decreased $2.5 million, or 3%, for the first nine months of 2010 to $80.4 million. The Traditional Banking segment net interest margin declined 17 basis points for the nine months ended September 30, 2010 compared to the first nine months of 2010 to 3.62%.

●	Provision for loan losses was $9.5 million for the nine months ended September 30, 2010 compared to $9.4 million for the same period in 2009.

●	Non interest income increased $3.0 million, for the first nine months of 2010 compared to the same period in 2009.

●	Total non-interest expense decreased $645,000 during the first nine months of 2010 compared to the first nine months of 2009.

●
Total non-performing loans to total loans for the Traditional Banking segment decreased to 1.69% at September 30, 2010, from 1.90% at December 31, 2009, as the total balance of non-performing loans decreased by nearly $7 million for the same period.

Tax Refund Solutions (“TRS”) (First Nine Months Highlights)

●	Net income increased $25.5 million for the first nine months of 2010 compared to the same period in 2009.

●
TRS recorded provision for loan losses of $8.5 million for the nine months ended September 30, 2010 compared to $19.4 million for the same period in 2009. For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loan Losses.”

●	TRS posted non interest income of $58.8 million for the nine months ended September 30, 2010 compared to $25.8 million for the same period in 2009.

●
The IRS announced it would no longer provide the Debt Indicator to banks that participate in the RAL business. See discussion in section titled “Recent Developments” of this document for further discussion related to the Debt Indicator and for other matters impacting TRS.

●
The total dollar volume of tax refunds processed during the 2010 tax season increased $2.3 billion, or 30%, over the 2009 tax season. Total RAL dollar volume increased from $2.5 billion during the 2009 tax season to $3.0 billion during the 2010 tax season.

●
The Company obtained $921 million in brokered deposits during the fourth quarter of 2009 and an additional $542 million in brokered certificates of deposits during the first quarter of 2010 to fund anticipated RAL demand.

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Regulatory Matters”
●	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
●	Part II Item 1A “Risk Factors”

Mortgage Banking (First Nine Months Highlights)

●	Within the Mortgage Banking segment, mortgage banking income decreased $5.3 million during the first nine months of 2010 compared to the same period in 2009.

●	Mortgage banking income during the first nine months of 2009 was positively impacted by the reversal of $1.2 million of the valuation allowance related to the MSR portfolio.

●	Non interest expenses increased $975,000 for the first nine months of 2010 compared to the same period in 2009 primarily due to a change in the allocation of certain shared expenses during 2010.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009)

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

Total Company net interest income decreased $5.1 million, or 4%, for the first nine months of 2010 compared to the same period in 2009. The total Company net interest margin decreased 42 basis points to 5.08% for the same period. The most significant components comprising the total Company decrease in net interest income were as follows:

Traditional Banking segment

Net interest income decreased $2.5 million, or 3%, for the first nine months of 2010 compared to 2009. The Traditional Bank’s net interest margin declined 17 basis points for the same period to 3.62%. The decrease in net interest income was due primarily to a decline in interest income resulting from the continued paydowns and downward repricing of loans and investments. Generally, the Company’s strategy has largely been not to reinvest the cash it has been receiving from its loan and investment paydowns and pay-offs into assets with longer term repricing horizons due to market projections of interest rate increases in the future. As a result, much of the cash the Company received from paydowns over the past several months has been reinvested into short-term, lower yielding investments, which has greatly improved the Company’s risk position from future interest rate increases, while negatively impacting current earnings.

The Company was able to partially offset the downward pressure on interest income during 2010, although by a significantly smaller magnitude than in prior year, by lowering its cost of funds, which was 1.37% and 1.90% for the nine months ended September 30, 2010 and 2009. One specific strategy utilized by the Company to combat the moderate compression in its net interest margin was the prepayment of $87 million in FHLB advances with a weighted average cost of 3.48% during the first quarter of 2010. This strategy positively impacted net interest income for the first nine months of 2010 by an estimated $972,000. The Company also exited a brokered money market relationship during September 2010. This relationship maintained average balances with Republic of approximately $57 million during the first two months of the third quarter of 2010 and was paid a rate equivalent to three month LIBOR plus 0.25 basis points, which equated to an average interest rate of 0.65%. The withdrawal of funds was facilitated by Republic through a reduction in cash at the Federal Reserve which was earning 0.25% for the Company.

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

TRS segment

Net interest income within the TRS segment decreased $2.2 million, or 4%, for the first nine months of 2010 compared to the same period in 2009. The decrease in net interest income within the TRS segment was primarily due to a 10% reduction in RAL fee income resulting from the Company’s new pricing model, which substantially lowered RB&T’s RAL fee to its customers. In conjunction with the new pricing model, Republic significantly reduced third party rebates to its technology and service providers, partially offsetting the reduction in price. TRS was also able to partially offset the decline in RAL fees through an increase in volume, as the total number of RALs processed increased 15% over the first nine months of 2009 while the dollar volume of RALs processed increased 22%.

TRS net interest income benefited significantly from lower funding costs during the first nine months of 2010 compared to 2009. Average brokered deposits outstanding utilized to fund RALs during first nine months of 2010 and 2009 were $365 million and $283 million with a weighted average cost of 0.53% and 2.29%, respectively. As a result, interest expense for the TRS segment was $1.4 million for the first nine months of 2010, a decrease of $3.3 million from the same period in 2009.

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Regulatory Matters”
●	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Business Segment Composition”
o	“Overview”
o	“Comparison of Financial Condition”
●	Part II Item 1A “Risk Factors”

Table 4 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for the nine month periods ended September 30, 2010 and 2009. Table 5 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 4 – Average Balance Sheets and Interest Rates for the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$538,763	$12,180	3.01%	$541,405	$15,162	3.73%
Tax exempt investment securities(1)(4)	214	11	6.85%	384	17	9.08%
Federal funds sold and other interest-earning deposits	519,489	983	0.25%	354,618	813	0.31%
Refund Anticipation Loan fees	133,352	51,555	51.55%	98,492	56,995	77.16%
Loans and fees(2)(3)	2,256,206	94,657	5.59%	2,312,636	102,141	5.89%

Total interest-earning assets	3,448,024	159,386	6.16%	3,307,535	175,128	7.06%

Less: Allowance for loan losses	28,977			22,624

Non interest-earning assets:
Non interest-earning cash and cash equivalents	56,962			105,183
Premises and equipment, net	38,604			41,375
Other assets(1)	63,636			46,740
Total assets	$3,578,249			$3,478,209

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$297,897	$440	0.20%	$251,800	$145	0.08%
Money market accounts	628,326	2,212	0.47%	575,923	2,372	0.55%
Time deposits	334,505	4,511	1.80%	405,191	8,604	2.83%
Brokered money market and brokered CD's	514,571	3,203	0.83%	499,163	7,463	1.99%

Total deposits	1,775,299	10,366	0.78%	1,732,077	18,584	1.43%

Securities sold under agreements to repurchase and
other short-term borrowings	322,492	746	0.31%	322,553	819	0.34%
Federal Home Loan Bank advances	577,170	15,014	3.47%	622,391	17,371	3.72%
Subordinated note	41,240	1,883	6.09%	41,240	1,881	6.08%

Total interest-bearing liabilities	2,716,201	28,009	1.37%	2,718,261	38,655	1.90%

Non interest-bearing liabilities and Stockholders' equity
Non interest-bearing deposits	499,843			400,830
Other liabilities	66,440			50,715
Stockholders' equity	351,704			308,403
Total liabilities and stock-holders' equity	$3,634,188			$3,478,209

Net interest income		$131,377			$136,473

Net interest spread			4.79%			5.16%

Net interest margin			5.08%			5.50%

__________________________
(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC topic 320 “Investments – Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $54.2 million and $59.8 million for the nine months ended September 30, 2010 and 2009.
(3)	Average balances for loans include the principal balance of non accrual loans and loans held for sale.
(4)	Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

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

Table 5 – Volume/Rate Variance Analysis for the Nine Months Ended September 30, 2010 and 2009

		Nine Months Ended Sept. 30, 2010
		Compared to
		Nine Months Ended Sept. 30, 2009
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$(2,983)	$(74)	$(2,909)
Tax exempt investment securities	(6)	(8)	2
Federal funds sold and other interest-earning deposits	171	331	(160)
TRS loan fees	(5,441)	16,718	(22,159)
Traditional Bank loans and fees	(7,483)	(2,452)	(5,031)

Net change in interest income	(15,742)	14,515	(30,257)

Interest expense:

Transaction accounts	295	31	264
Money market accounts	(160)	204	(364)
Time deposits	(4,093)	(1,324)	(2,769)
Brokered money market and bokered CDs	(4,260)	224	(4,484)
Securities sold under agreements to repurchase and
other short-term borrowings	(73)	-	(73)
Federal Home Loan Bank advances	(2,357)	(1,218)	(1,139)
Subordinated note	2	-	2

Net change in interest expense	(10,646)	(2,083)	(8,563)

Net change in net interest income	$(5,096)	$16,598	$(21,694)

Provision for Loan Losses

The Company recorded a provision for loan losses of $18.0 million for the nine months ended September 30, 2010, compared to a provision of $28.8 million for the same period in 2009. The significant components comprising the increase in the provision for loan losses were as follows:

Traditional Banking segment

The provision for loan losses within the Traditional Banking segment was $9.5 million for the nine months ended September 30, 2010, compared to $9.4 million during the same period in 2009. Annualized net charge-offs as a percentage of average loans within the Traditional Banking segment were 0.46% for the first nine months of 2010 compared to 0.26% during the first nine months of 2009. Annualized net charge offs as a percent of average loans were significantly impacted by $2.5 million in charge-offs associated with three commercial real estate relationships, which had been fully reserved for earlier in 2010 and 2009. These three commercial charge-offs increased the Traditional Bank’s annualized net charge-offs as a percentage of average loans by 15 basis points during the nine month period ended September 30, 2010.

During the first nine months of 2010, the Company increased its Traditional Banking segment’s provision for loan losses by a net $20,000 for the identification of specific loss allocations associated with its large classified loan relationships. Approximately $3.0 million of the net $20,000 increase related to new or increased reserve allocations, with $2.5 million removed due to charge off and $559,000 removed due to reserve allocation reductions. Additionally during the first nine months of 2010, the Company recorded a net provision expense of $646,000 for its 90-day delinquent and non-accrual retail and small dollar commercial relationships not specifically evaluated as part of the Company’s large-dollar commercial classified asset review process. Finally, the Company increased its Traditional Banking segment’s provision for loan losses during the first nine months of 2010 by approximately $1.1 million related to quantitative and qualitative adjustments to its historical loss percentages for its general reserves across substantially all loan categories. See section titled “Asset Quality” for additional discussion of the Company’s delinquent and non-performing loans.

By comparison, during the first nine months of 2009, the Company increased its Traditional Banking segment’s provision for loan losses by a net $2.9 million for the identification of specific loss allocations associated with its large classified loan relationships. Approximately $3.8 million of the net $2.9 million increase related to new or increased reserve allocations, with $754,000 removed due to charge off and $117,000 removed due to reserve allocation reductions. Additionally during the first nine months of 2009, the Company recorded a net provision expense of $1.6 million for its 90-day delinquent and non-accrual retail and small dollar commercial relationships not specifically evaluated as part of the Company’s large-dollar commercial classified asset review process. Finally, the Company increased its Traditional Banking segment’s provision for loan losses during the first nine months of 2009 by approximately $524,000 related to quantitative and qualitative adjustments to its historical loss percentages for its general reserves across substantially all loan categories. See section titled “Asset Quality” for additional discussion of the Company’s delinquent and non-performing loans.

TRS segment

Despite the increase in dollar volume of RALs processed during the 2010 tax season, the provision for loan losses associated with RALs decreased from $19.4 million during the first nine months of 2009 to $8.5 million during the first nine months of 2010. The decrease in the Company’s provision for loan losses was due to improved underwriting criteria developed from the Company’s 2009 tax season funding history from the IRS. RALs outstanding past their expected due date as of September 30, 2010 and 2009 were $11.0 million, or 0.37% of total RALs originated, compared to $24.4 million, or 0.93% of RALs originated during the 2009 calendar year. All of these RALs were charged off prior to September 30, 2010 and 2009.

For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loan Losses.”

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 6 – Summary of Loan Loss Experience

	Nine Months Ended
	September 30,
(dollars in thousands)	2010	2009
Allowance for loan losses at beginning of period	$22,879	$14,832
Charge offs:
Real Estate:
Residential	(1,588)	(1,303)
Commercial	(3,514)	(106)
Construction	(516)	(1,043)
Commercial	(202)	(229)
Consumer	(1,017)	(1,421)
Home Equity	(1,614)	(1,012)
Tax Refund Solutions	(14,584)	(31,179)
Total	(23,035)	(36,293)
Recoveries:
Real Estate:
Residential	56	59
Commercial	41	110
Construction	6	102
Commercial	48	13
Consumer	468	348
Home Equity	17	18
Tax Refund Solutions	6,120	11,826
Total	6,756	12,476

Net loan charge offs/recoveries	(16,279)	(23,817)
Provision for loan losses	17,966	28,778
Allowance for loan losses at end of period	$24,566	$19,793

Ratios:
Allowance for loan losses to total loans	1.14%	0.86%
Allowance for loan losses to total loans - Traditional Banking Segment	1.14%	0.86%
Allowance for loan losses to non performing loans	68%	49%
Allowance for loan losses to non performing assets	58%	49%
Annualized net loan charge offs to average loans
outstanding	0.91%	1.32%
Annualized net loan charge offs to average loans
outstanding - Traditional Banking Segment	0.46%	0.26%

Non interest Income

Non interest income increased $30.7 million, or 62%, for the first nine months of 2010 compared to the same period in 2009. The most significant components comprising the total Company increase in non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $3.0 million, or 21%, for the first nine months of 2010 compared to the same period in 2009. The increase in non interest income was primarily the result of OTTI charges totaling $5.9 million that the Company incurred during the first nine months of 2009 for its private label mortgage backed security portfolio. During the first nine months of 2010, the Company recorded only $126,000 in OTTI charges.

Service charges on deposit accounts decreased $2.7 million, or 19%, during the first nine months of 2010 compared to the same period in 2009. Approximately $1.7 million of the decrease was due to the discontinuation of the Company’s Currency Connection checking product, which was marketed to clients on a national basis through various third parties. The Company discontinued the product because management did not believe that it would be able to grow revenue to a level which would achieve an acceptable profitability within the program, given a substantial anticipated increase in cost of future product delivery.

The Company earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Company estimates that it has historically earned more than 60% of its overdraft related fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the first nine months of 2010 and 2009 were $1.5 million and $1.7 million. The total net daily overdraft charges included in interest income for the first nine months of 2010 and 2009 was $8.3 million and $9.2 million, respectively. (See discussion of the new Regulation E requirements as it relates to electronic overdraft items in the quarterly discussion of non interest income in this document.)

TRS segment

Net ERC/ERD fees increased $33 million for the nine months ended September 30, 2010 compared to the same period in 2009 primarily attributable to the overall increase in volume at TRS during the tax season. ERC/ERD fee income was positively impacted by a 24% increase in the number of ERCs/ERDs processed. In addition, the Company increased ERC/ERD fee income significantly by reducing third party rebates to its technology and service providers.

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Regulatory Matters”
●	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Business Segment Composition”
o	“Overview”
o	“Comparison of Financial Condition”
●	Part II Item 1A “Risk Factors”

Mortgage Banking

Within the Mortgage Banking segment, mortgage banking income decreased $5.3 million for the first nine months of 2010 compared to the same period in 2009. The majority of this decrease was in the “gain on sale of loan” category, as a meaningful decline in short-term interest rates through the end of May 2009 caused a significant increase in demand for 15 and 30 year fixed rate loans, which the Company sold into the secondary market. Despite similarly low interest rates, especially during the second and third quarters of 2010, demand did not return to prior year levels as many qualified homeowners had already taken advantage of historical low interest rates by refinancing in 2009. As a result, the Company sold $520 million in fixed rate loans into the secondary market during the first nine months of 2009 compared to $201 million during the first nine months of 2010.

Due to the significant reduction in long-term interest rates during December of 2008, the fair value of the Mortgage Servicing Rights (“MSR”) portfolio declined as pre-payment speed assumptions were adjusted upwards resulting in an impairment charge of $1.3 million for the fourth quarter and year ended December 31, 2008. During the first quarter of 2009, prepayment speed assumptions stabilized to levels last seen prior to December of 2008 and the Company reversed $1.1 million from the valuation allowance and an additional $122,000 during the second quarter of 2009. No MSR valuation allowance existed at December 31, 2009; however, the Company recorded an MSR valuation of $157,000 during the third quarter of 2010.

Non interest Expenses

Non interest expenses increased $5.0 million, or 5%, during the nine months ended September 30, 2010 compared to 2009. Approximately $4.6 million of the increase related to TRS while $400,000 related to the Company’s other operating segments. The most significant components comprising the increase in non interest expense were as follows:

Traditional Banking segment

Salaries and employee benefits increased $2.7 million for the nine months ended September 30, 2010 compared to 2009 due to annual merit increases, additional staffing and increased employee benefits expense. In addition, the Company experienced a $950,000 decrease in its ASC 310-20 “Receivables – Nonrefundable Fees and Other Costs” salary expense deferral for the first nine months of 2010 as a result of a reduction in new loan originations.

FDIC insurance assessment expense decreased $1.8 million during the nine months ended September 30, 2010 compared to the same period in 2009. During the second quarter of 2009, the Company incurred a $1.4 million special assessment which the FDIC implemented to all banks nationally in order to replenish the Deposit Insurance Fund.

Debit card interchange expense decreased $836,000 during the first nine months of 2010, as the Company entered into a new contract with a third party provider at significantly reduced rates. In addition, this expense item incurred a benefit of $530,000 during the first nine months due to a non-recurring credit from the third party provider as compensation for a processing error.

Other real estate owned (“OREO”) expense decreased $700,000 during the nine months ended September 30, 2010 primarily due to the significant prior period write downs related to two properties held in Florida.

During the first quarter of 2010, the Company prepaid $87 million in FHLB advances that were originally scheduled to mature between April 2010 and January 2011. These advances had a weighted average cost of 3.48%. The Company incurred $1.5 million in early termination penalties in connection with this transaction. If short-term interest rates remain stable over the next 4 months, management anticipates this strategy will save the Company approximately $1.6 million in interest expense on its FHLB borrowings during that time period, netting the Company a combined overall savings of approximately $100,000 as a result of the transaction.

TRS segment

Salaries and employee benefits at TRS increased $1.3 million during the nine months ended September 30, 2010 compared to the same period in 2009. Approximately $900,000 of this increase related to higher bonus accruals, as TRS is expected to achieve its maximum tier for its 2010 profitability goal. The remaining increase in salaries and benefits is due to annual merit increases, additional staffing and increased employee benefits expense.

Occupancy and equipment expense increased $533,000 during the nine months ended September 30, 2010 due primarily to expanded infrastructure and technology costs to accommodate the increased volume of the business.

Marketing and development expense decreased $2.5 million during the nine months ended September 30, 2010 due to a reduction in the fixed-payment portion of expenses associated with the Program and Technology Agreements with JH. The decrease was the result of amended contract terms reached for the 2010 tax season.

Charitable contribution expense totaled $4.7 million at TRS for the first nine months of 2010. Due to the financial success the Company achieved in the first quarter of 2010, Republic made a $5 million contribution to the new Republic Bank Foundation, which was formed to support charitable, educational, scientific and religious organizations throughout communities in Kentucky, Indiana, Ohio and Florida. The Company allocated the cost of this contribution to its operating segments using a formula based on gross profits.

Mortgage Banking segment

Non interest expenses increased $975,000 for 2010 compared to the same period in 2009 primarily due to a change in the allocation of certain shared expenses during 2010.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $171 million in cash and cash equivalents at September 30, 2010 compared to $1.1 billion at December 31, 2009. During the fourth quarter of 2009, the Company accumulated cash via brokered certificates of deposits totaling $921 million in preparation for the 2010 tax season. At September 30, 2010, the Company continued to have a significant sum of cash on hand from paydowns related to securities and portfolio loans. The Company has elected to remain conservative in its current investing and lending strategies for interest rate risk and credit risk reasons maintaining a substantial portion of these funds in cash held at the Federal Reserve Bank.

Loan Portfolio

Net Traditional Banking segment loans, primarily consisting of secured real estate loans, decreased by $113 million during 2010 to $2.1 billion at September 30, 2010. The Company continued to experience a decline in most loan categories during 2010 due to several factors, including the current economic environment, stricter underwriting guidelines, decreased borrower demand for adjustable rate loan products and higher pricing requirements for portfolio level loans. The Company currently expects to maintain these pricing and underwriting strategies until it sees improvement in economic conditions. In addition, the Company continues to experience more borrowers opting for its long-term fixed rate secondary market loan over its portfolio adjustable rate mortgage products due to the historically low fixed rate environment.

Allowance for Loan Losses

The Company’s allowance for loan losses as a percent of total loans increased to 1.14% at September 30, 2010 compared to 1.01% at December 31, 2009. In general, the increase in the allowance for loan losses as a percentage of total loans was due primarily to a greater emphasis on qualitative factors, such as a general decline in home values, utilized by the Company in recognition of the current economic environment in addition to an increase in specific allocations for classified assets resulting from a continued decline in the market values of their underlying collateral, particularly in its Florida markets. More specifically, the Company increased its loan loss allowance by $2.2 million during the year for specific loss allocations related to large commercial credits and $646,000 for 90-day delinquent and non-accrual retail and small dollar commercial relationships not specifically evaluated as part of the Company’s large-dollar commercial classified asset review process. In addition, the Company increased its overall allowance by approximately $1 million during the first nine months of the year related to quantitative and qualitative adjustments to its historical loss percentages for its general reserves across all loan categories, but concentrated within the home equity portfolio.

During the third quarter of 2010, the Company’s allowance for loan losses decreased approximately $2.1 million. This decrease was primarily the result of the foreclosure and charge-off of a large impaired credit for which the Company had a specifically allocated allowance of $1.9 million. The Company believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2010.

The composition of loans classified within the allowance for loan losses follows:

Table 7 – Classified Assets

(in thousands)	September 30, 2010	December 31, 2009

Loss	$-	$-
Doubtful	-	-
Substandard	32,251	30,333
Special mention	53,154	57,036

Total	$85,405	$87,369

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

Loans, including impaired loans under FASB ASC topic 310-10-35, “Receivables,” but excluding consumer loans, are typically placed on non-accrual status when the loans become past due 80 days or more as to principal or interest, unless the loans are adequately secured and in the process of collection. Past due status is based on how recently payments have been received. When loans are placed on non-accrual status, all unpaid interest is reversed from interest income and accrued interest receivable. These loans remain on non-accrual status until the borrower demonstrates the ability to become and remain current or the loan or a portion of the loan is deemed uncollectible and is charged off.

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

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans 90 days or more past due and still accruing. Impaired loans that are not placed on non-accrual status are not included in non-performing loans. The non-performing loan category includes impaired loans totaling approximately $16 million.

Non-performing loans to total loans decreased to 1.69% at September 30, 2010, from 1.90% at December 31, 2009, as the total balance of non-performing loans decreased by nearly $7 million for the period. The following table details the Company’s non-performing assets and select non-performing loan ratios:

Table 8 – Non-performing Loans and Non-performing Assets

(dollars in thousands)	September 30, 2010	December 31, 2009

Loans on non-accrual status (1)	$36,358	$43,136
Loans past due 90 days or more and still on accrual	-	8

Total non-performing loans	36,358	43,144
Other real estate owned	6,203	4,772
Total non-performing assets	$42,561	$47,916

Non-performing loans to total loans	1.69%	1.90%
Non-performing loans to total loans - Traditional Banking	1.69%	1.90%
Non-performing assets to total loans (including OREO)	1.97%	2.11%

______________________
(1)	Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Approximately $17 million of Republic’s total non-performing loans are in the residential real estate category with the underlying collateral located in the Company’s primary market area of Kentucky. The Company does not consider any of these loans to be “sub-prime.” Residential real estate values in Kentucky have generally performed better than the national average, and as a result, losses from these loans have been minimal in relation to the size of the Company’s residential real estate portfolio despite the rise in delinquencies over the past twelve months.

Approximately $17 million of Republic’s total non-performing loans are in the commercial real estate and real estate construction loan portfolio as of September 30, 2010. These loans are secured primarily by commercial properties. In addition to the primary collateral, the Company also obtained in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences. The following table details the Company’s non-performing loan composition:

The composition of non-performing loans follows:

Table 9 – Non-performing Loan Composition

(in thousands)	September 30, 2010	December 31, 2009

Residential real estate	$16,776	$14,832
Commercial real estate	8,347	16,850
Real estate construction	8,476	9,500
Commercial	343	647
Consumer	80	71
Home equity	2,336	1,244

Total non-performing loans	$36,358	$43,144

Based on the Company’s review of the large individual non-performing commercial credits, as well as its migration analysis for its single 1-4 family residential real estate non-performing portfolio, management believes that its reserves as of September 30, 2010, are adequate to absorb probable losses on these loans.

Approximately $22 million in relationships classified as non-performing at December 31, 2009, were removed from the non-performing loan classification during 2010, as the Company increased resources to execute work out solutions. Approximately $5 million, or 15%, of these loans were removed from the non-performing category because they were charged-off. Approximately $8 million, or 37%, in loan balances were transferred to other real estate owned (“OREO”) with $3 million refinanced at other financial institutions. The remaining $6 million returned to accrual status for performance reasons.

The following table details the activity of the Company’s non-performing loans for the nine months ended September 30, 2010.

Table 10 – Rollforward of 2010 Non-performing Loan Activity

(in thousands)

Non-performing loans at January 1, 2010	$43,144
Loans added to non-performing status	16,671
Loans removed from non-performing status	(22,413)
Principal paydowns	(1,044)

Non-performing loans at September 30, 2010	$36,358

Delinquent Loans

As detailed in the table below, at September 30, 2010 the heaviest concentration of past due loans was in the real estate construction category which was primarily comprised of four commercial land development relationships.

Table 11 – Past Due Loans to Total Loans by Loan Type (1)

	September 30, 2010	December 31, 2009

Residential real estate	1.78%	2.06%
Commercial real estate	1.22%	2.19%
Real estate construction	9.80%	4.91%
Commercial	0.08%	0.43%
Consumer	2.04%	2.17%
Home equity	0.86%	0.99%

Total portfolio	1.69%	1.98%

__________________
(1) – Represents total loans over 30 days past due divided by total loans.

Impaired Loans and TDRs

Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $51 million at September 30, 2010 compared to $49 million at December 31, 2009.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of September 30, 2010, the Company had $37 million in TDRs, of which $12 million were on non accrual status.

See Footnote 3 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Deposits

Total deposits decreased $865 million from December 31, 2009 to $1.7 billion at September 30, 2010. Interest-bearing deposits decreased $875 million, or 38%, while non-interest bearing deposits increased $10 million, or 3%, from December 31, 2009 to September 30, 2010.

The increase in non-interest bearing deposits was substantially related to an increase in escrow balances and non interest bearing funds from the Company’s large Treasury Management clients. The Company still has a relatively large amount of non interest-bearing deposits related to its large commercial Treasury Management accounts, which shifted their funds into non interest-bearing products for the unlimited FDIC insurance currently available on those accounts.

The decrease in interest-bearing accounts was heavily concentrated in the brokered deposit category. Brokered deposits decreased $890 million during 2010 to $115 million. During the fourth quarter of 2009, the Company acquired approximately $921 million in brokered certificates of deposits to be utilized in the first quarter of 2010 to fund RALs. These deposits had a weighted average cost of 0.51% with an average life of three months. Also, during January of 2010, the Company obtained an additional $542 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 55 days and a weighted average interest rate of 0.56%.

During the first nine months of 2010, the Company obtained $34 million in brokered deposits to be utilized by the Traditional Bank for on-going funding needs. These deposits had a weighted average maturity of five years and a weighted average cost of 2.86%. Management chose to utilize long term brokered deposits for Traditional Bank funding needs for interest rate risk mitigation and because the cost of these deposits was cheaper than equivalent term FHLB borrowings and retail certificates of deposit.

As discussed in the net interest income sections of this document, the Company exited a brokered money market relationship during September 2010. This relationship had a period end balance of $65 million at December 31, 2009. The withdrawal of funds was facilitated by Republic through a reduction in cash at the Federal Reserve which was earning 0.25% for the Company.

See section titled “TRS Funding – First Quarter 2011 Tax Season” for discussion of the Company’s funding plans for the upcoming first quarter 2011 tax season.

Federal Home Loan Bank Advances

FHLB advances decreased $72 million during 2010 to $565 million. During the first quarter of 2010, the Company prepaid $87 million in FHLB advances that were originally scheduled to mature between April 2010 and January 2011 and had a weighted average rate of 3.48%. The Company incurred a $1.5 million prepayment penalty in connection with this transaction. The Company utilized excess cash to pay off these advances. Management estimates that this strategy saved the Company approximately $1.4 million in interest expense during the first nine months of 2010. If short-term interest rates remain stable over the next six months, management anticipates this strategy will save the Company an additional $270,000 in interest expense on its FHLB borrowings during that time period, netting the Company a combined overall savings of approximately $100,000 as a result of the transaction.

Approximately $150 million of the FHLB advances at September 30, 2010 and December 31, 2009 were putable advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years if not put back to the Company earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Company at no penalty. The weighted average coupon on all of the Company’s putable advances at September 30, 2010 was 4.51%. Based on market conditions at this time, the Company does not believe that any of its putable advances are likely to be “put back” to the Company in the short-term by the FHLB.

Liquidity

The Company is significantly leveraged with a loan to deposit ratio (excluding brokered deposits) of 133% at September 30, 2010 and 148% at December 31, 2009. Historically, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At September 30, 2010 and December 31, 2009, Republic had available collateral to borrow an additional $185 million and $215 million, respectively from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions as of December 31, 2009. If the Company were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Company cannot obtain brokered deposits, the Company would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

Republic maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At September 30, 2010 and December 31, 2009, these pledged investment securities had a fair value of $407 million and $427 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed.

At September 30, 2010, the Company had approximately $229 million in Premier First money market accounts, which is the Bank’s primary deposit product offering for medium to large business customers. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The ten largest Premier First relationships represent approximately $107 million of the total balance. If any of these balances are moved from the Bank, the Company would likely utilize overnight FHLB advances in the short-term to replace the balances. On a longer-term basis, the Company would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Company believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Company’s earnings.

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

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Regulatory Matters”
●	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Business Segment Composition”
o	“Overview”
o	“Results of Operations”
●	Part II Item 1A “Risk Factors”

For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loans Losses.”

The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At September 30, 2010 RB&T could, without prior approval, declare dividends of approximately $77 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

Capital

Total stockholders’ equity increased from $316 million at December 31, 2009 to $371 million at September 30, 2010. The increase in stockholders’ equity was primarily attributable to net income earned during 2010 reduced by cash dividends declared. In addition, stockholders’ equity also increased to a lesser extent from stock option exercises during 2010.

See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional detail regarding stock repurchases and stock buyback programs.

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

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2010 and December 31, 2009, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OTS. Republic’s average capital to average assets ratio was 9.99% at September 30, 2010 compared to 8.95% at December 31, 2009. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., was formed and issued $40 million in Trust Preferred Securities (“TPS”). The TPS pay a fixed interest rate for ten years and adjust with LIBOR + 1.42% thereafter. The TPS mature on September 30, 2035 and are redeemable at the Company’s option after ten years. The subordinated debentures are treated as Tier I Capital for regulatory purposes. The sole asset of RBCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the TPS. The subordinated debentures and the related interest expense, which are payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements. The proceeds obtained from the TPS offering have been utilized to fund loan growth (in prior years), support an existing stock repurchase program and for other general business purposes such as the acquisition of GulfStream Community Bank in 2006.

The following table sets forth the Company’s risk based capital amounts and ratios as of September 30, 2010 and December 31, 2009:

Table 12 – Capital Ratios

	As of September 30, 2010		As of December 31, 2009
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$412,625	22.15%	$360,997	18.37%
Republic Bank & Trust Co.	347,117	21.22	312,200	16.42
Republic Bank	26,269	23.79	19,066	30.94

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$394,632	20.91%	$339,030	17.25%
Republic Bank & Trust Co.	339,954	18.69	267,553	14.07
Republic Bank	15,439	22.54	18,296	29.70

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$394,632	12.57%	$339,030	10.52%
Republic Bank & Trust Co.	339,954	11.15	267,553	8.55
Republic Bank	15,439	13.91	18,296	16.07

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

The Company did not run a model simulation for declining interest rates as of September 30, 2010 and December 31, 2009, because the FOMC effectively lowered the FFTR between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur. Overall, the indicated change in net interest income as of September 30, 2010 was substantially comparable to indicated change as of December 31, 2009 in an “up” interest rate scenario.

The following tables illustrate Republic’s projected net interest income sensitivity profile based on the asset/liability model as of September 30, 2010. The Company’s interest rate sensitivity model does not include loan fees within interest income. During the nine months ended September 30, 2010 and 2009, loan fees included in interest income were $54.2 million and $59.8 million, respectively.

Table 13 – Interest Rate Sensitivity for 2010

		Increase in Rates
		100	200
(dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income:
Short-term investments	$599	$2,952	$5,252
Investment securities	13,062	16,513	19,385
Loans, excluding loan fees(1)	107,771	113,781	120,098
Total interest income, excluding loan fees	121,432	133,246	144,735

Projected interest expense:
Deposits	9,811	18,332	25,695
Securities sold under agreements to repurchase	781	3,905	7,029
Federal Home Loan Bank advances and other
long-term borrowings	20,494	20,494	20,446
Total interest expense	31,086	42,731	53,170

Net interest income, excluding loan fees	$90,346	$90,515	$91,565
Change from base		$169	$1,219
% Change from base		0.19%	1.35%

_______________________
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

Item 1A.  Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond the Company’s control, which may significantly change the results or expectations of the Company. Some of these factors are described below in the sections titled “Company Factors” and “Industry Factors,” however, many are described in the other sections of the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

Company Factors

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different than amounts previously estimated. Management has identified several accounting policies and estimates as being critical to the presentation of the Company’s financial statements. These policies relate to the following:

●	Banking segment allowance for loan losses
●	Mortgage servicing rights
●	Income tax accounting
●	Goodwill and other intangible assets
●	Impairment of investment securities
●	TRS provision for loan losses
●	TRS rebate accruals

The Company’s lines of business and products not typically associated with Traditional Banking expose the Company’s earnings to additional risks and uncertainties. In addition to Traditional Banking and Mortgage Banking products, the Company provides Refund Anticipation Loans (“RALs”). The following details specific risk factors related to these lines of business:

●
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

During the nine months ended September 30, 2010, net income from the Company’s TRS business operating segment accounted for approximately 78% of the Company’s total net income. Various governmental and consumer groups have, from time to time, questioned the fairness of the RAL program and have accused this industry of charging excessive/usurious rates of interest, via the fee, and engaging in predatory lending practices.

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

●
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

●
RALs represent a significant compliance and regulatory risk, and if the Company fails to comply with all statutory and regulatory requirements, it could have a material negative impact on the Company’s earnings. Federal and state laws and regulations govern numerous matters relating to the offering of RALs. Failure to comply with disclosure requirements such as Regulation B (Fair Lending) and Regulation Z (Truth in Lending) or with laws relating to the permissibility of interest rates and fees charged, could have a material negative impact on the Company’s earnings. In addition, failure to comply with applicable laws and regulations could also expose the Company to additional litigation risk and civil monetary penalties.

●
RALs represent a significant liquidity, or funding, risk. Significantly overestimating or underestimating the Company’s liquidity or funding needs for the upcoming tax season could have a material negative impact on the Company’s overall earnings. Funding for RAL liquidity requirements may also cost more than the Company’s current estimates and/or historical experience. The Company’s liquidity risk increases significantly during the first quarter of each year due to the RAL program. The Company has committed to its electronic filer and tax-preparer base that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to estimate liquidity, or funding needs for the RAL program, well in advance of the tax season. If management materially overestimates the need for funding during the tax season, a significant expense could be incurred without an offsetting revenue stream. If management materially underestimates its funding needs during the tax season, the Company could experience a significant shortfall of cash needed to fund RALs and could potentially be required to stop or reduce its RAL originations.

●
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

Historically at TRS, net credit losses related to RALs within a given calendar year have ranged from a low of 0.04% to a high of 1.17% of total RALs originated (including retained and securitized RALs). During the first nine months of 2010, the Company incurred $8.5 million in net credit losses associated with RALs retained on balance sheet by the Company. Gross losses as a percent of total RALs originated during the first nine months of 2010 were 0.37%.

On August 5, 2010, the IRS issued a news release stating that it will no longer provide tax preparers and associated financial institutions with the Debt Indicator (“DI”) beginning with the first quarter 2011 tax season.  The DI indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or delinquent federally funded student loans.

Republic has historically used the DI as a material underwriting component of its RAL product within its TRS business segment. Without the DI, the Company will experience a higher provision for loan losses related to its RAL portfolio during 2011.  If the Company is unable to compensate for these higher expected losses, RAL losses could exceed overall segment revenue, thus rendering the TRS business segment unprofitable and materially adversely effecting the Company’s overall profitability for 2011. An overall loss in the TRS segment profitability could also cause the Company to exit this line of business.

●
A significant portion of the Company’s RAL, ERC and ERD volume and revenue is derived from two third party relationships. The loss of either of these relationships without replacing their volume, or a significant unplanned reduction in demand for their tax services, would materially, negatively impact the Company’s operations. Approximately 34% of the Company’s 2010 TRS revenue is derived from JH with another 29% from Liberty. In December 2009, the Company signed three year agreements with each of these tax service providers. Under certain specific circumstances, however, each provider could exit their contract with the Company. In addition, the tax preparation industry is highly competitive and the potential exists that these firms could lose clients to competitors which do not offer TRS products. A loss of business by Republic under either of these circumstances would have a material adverse effect on the Company’s earnings.

●
The IRS plans to explore the possibility of providing a new tool for the first quarter 2012 tax filing season to give taxpayers a mechanism to use a portion of their tax refund to pay for the services of a professional tax preparer. This product would likely present direct competition for the Bank’s ERC and ERD products, which could significantly negatively impact the Company’s earnings from these products. Approximately 53% of the TRS segment’s gross revenue is derived from ERC and ERD products.  Competition to these products from the IRS could substantially reduce demand for Republic’s product offering resulting in a substantial negative impact to the TRS segment’s earnings.

RB&T is subject to a Cease and Desist Order (the “Order”) from the FDIC. The failure to comply with this Order, or additional corrective actions, could result in significant penalties and/or additional sanctions. RB&T and the FDIC agreed to an Order dated February 27, 2009, which cites insufficient oversight of RB&T’s consumer compliance programs, most notably in RB&T’s RAL program. The Order requires increased compliance oversight of the RAL program by RB&T’s management and board of directors that is subject to review and approval by the FDIC. Under the Order, RB&T must increase its training and audits of its electronic refund originator (“ERO”) partners, who make RB&T’s tax products available to taxpayers across the nation. In addition, various components of the Order require RB&T to meet certain implementation, completion and reporting timelines, including the establishment of a compliance management system to appropriately assess, measure, monitor and control third party risk and ensure compliance with consumer laws.

During the fourth quarter of 2009, the FDIC began the process for the 2009 Community Reinvestment Act Performance Evaluation (the “2009 CRA Evaluation”).  During the third quarter of 2010, the FDIC notified RB&T of its 2009 CRA Evaluation performance rating.  RB&T received “High Satisfactory” ratings on the Investment Test component and the Service Test component evaluated as part of the 2009 CRA Evaluation. Based on alleged Reg B violations regarding documentation of spousal obligations on a limited number of loans identified within RB&T’s commercial lending area, RB&T received a “Needs to Improve” rating on the Lending Test component, and as a result, a “Needs to Improve” rating on its overall rating.

Prior to the FDIC’s notification to RB&T of the 2009 CRA Evaluation results, RB&T changed certain procedures and processes to better document its commercial loan origination process as it relates to the intent of both spouses to apply for and become obligated to repay certain commercial loans. The FDIC has notified RB&T of certain additional corrective actions to be undertaken in response to the alleged Reg B violations. Management expects RB&T to be subject to further corrective actions from the FDIC via a supervisory order or agreement. At this time, the Company is uncertain of the extent of the possible further corrective actions.

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

Further deterioration in the quality of the Company portfolio may result in additional charge-offs which will adversely impact the Company’s operating results. During the last three years, the Company suffered deterioration in the quality of its loan portfolio. Traditional banking net charge-offs to average loans outstanding was 0.46% for the nine months ended September 30, 2010 compared to 0.34%, 0.26%, and 0.10% for the years ended December 31, 2009, 2008 and 2007, respectively. Non-performing loans to total loans outstanding were 1.69% at September 30, 2010 compared to 1.90%, 0.58% and 0.40% at December 31, 2009, 2008 and 2007. Delinquent loans to total loans outstanding were 1.69% at September 30, 2010 compared to 1.98%, 1.07% and 0.69% at December 31, 2009, 2008 and 2007. Despite the various measures implemented by Republic to address the current economic situation, there may be further deterioration in the Company’s loan portfolio which will require additional charge-offs. Additional charge-offs will adversely affect the Company’s operating results and financial condition.

The Company owns four investment securities which the Company believes have an elevated level of credit risk and are extremely illiquid. Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. The Company owned and continues to own four private label mortgage backed and other private label mortgage-related security with an amortized cost of $6.8 million at September 30, 2010. For one of these securities, the Company has fully reserved for its projected losses through OTTI charges. The Company has partially written off the principal associated with this security, as a portion of its losses were passed through by the servicer/trustee. The Company expects additional pass-through losses for this security of $3.7 million, the security’s current OTTI valuation allowance.

Further deterioration in economic conditions and/or new or additional downgrades from applicable rating agencies could cause the Company to record additional impairment charges up to $6.8 million in the future. See additional discussion regarding these impairment charges under Footnote 2 “Investment Securities” of Part I Item 1 “Financial Statements.”

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

Many factors affect the fluctuation of market interest rates, including, but not limited to the following:

●      Inflation,
●      Recession,
●      A rise in unemployment,
●      Tightening money supply,
●      International disorder and instability in domestic and foreign financial markets,
●      FRB rate changes, and
●      Competition.

The Company’s asset-liability management strategy, which is designed to mitigate risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on results of operations and financial condition. Overall, interest rates generally have decreased since fiscal year 2008. When interest rates begin to rise again, the Company’s interest income could rise at a slower pace than the Company’s interest expense and the fair value of the Company’s assets could fluctuate at a faster pace than the increase in the fair value of interest-bearing liabilities. These circumstances would cause a decline in the Company’s net interest income and a reduction in the economic value of the Company’s shareholders’ equity.

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

The market price for the Company’s common stock may be volatile. The market price of the Company’s common stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of the Company’s common stock has in the past fluctuated significantly and is likely to continue to fluctuate significantly. Some of the factors that may cause the price of our common stock to fluctuate include:

●	Variations in the Company’s and its competitors’ operating results;
●	Changes in securities analysts’ estimates of the Company’s future performance and the future performance of our competitors;
●	Announcements by the Company or its competitors of mergers, acquisitions and strategic partnerships;
●	Additions or departure of key personnel;
●	The announced exiting of or significant reductions in material lines of business within the Company;
●	Changes or proposed changes in banking laws or regulations or enforcement of these laws and regulations
●	Events affecting other companies that the market deems comparable to the Company;
●	Developments relating to regulatory examinations
●	General conditions in the financial markets and real estate markets;
●	General conditions in the U.S.;
●	The presence or absence of short selling of our common stock; and
●	Future sales of our common stock or debt securities.

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

The Company earns a substantial majority of its fee income related to this program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Company estimates that it has historically earned more than 60% of its fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the nine months ended September 30, 2010 and 2009 were $8.3 million and $9.2 million. The total net daily overdraft charges included in interest income for the nine months ended September 30, 2010 and 2009 were $1.5 million and $1.7 million. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would significantly reduce Company earnings.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2010 are included in the following table:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
				as Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plan
Period	Shares Purchased		Paid Per Share	or Programs	or Programs

July 1 - July 31	21,698		$24.79	-
August 1 - August 31	2,893		20.70	-
September 1 - September 30	4,339		21.32	2,024
Total	28,930	*	$23.86	2,024	327,093

* - Represents 43,177 shares received by the Company in connection with stock option exercises.

During 2010, the Company repurchased 17,152 shares and there were 72,976 shares exchanged for stock option exercises. During the fourth quarter of 2009, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2010, the Company had 327,093 shares which could be repurchased under the current share repurchase programs.

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

10.1
Program Agreement Fifth Amendment dated September 30, 2010 between Republic Bank & Trust Company and Jackson Hewitt Inc. (Incorporated by reference to exhibit 10.1 of Registrants Form 8-K filed July 2, 2010 (Commission File Number: 0-24649))

10.2	Mutual Termination of Technology Services Agreement dated September 30, 2010 between Republic Bank & Trust Company and Jackson Hewitt Technology Services LLC

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

October 27, 2010	By: Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

October 27, 2010	By: Kevin Sipes
Executive Vice President, Chief Financial Officer and Chief Accounting Officer