Form 10-K
period 2010-12-31
REPUBLIC BANCORP INC /KY/
filed 2011-03-03
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐ Yes ☑ No

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
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $221,995,503 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of February 11, 2011 was 18,630,561 and 2,307,313

DOCUMENTS INCORPORATED BY REFERENCE

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

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2011 are incorporated by reference into Part III of this Form 10-K.

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

As used in this filing, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: Republic Bank & Trust Company and Republic Bank.

Republic Bancorp and its subsidiaries operate in a heavily regulated industry. These regulatory requirements can and do affect the Company’s results of operations and financial condition. For an update on regulatory matters affecting the Company and its subsidiaries, see Footnote 23 “Regulatory Matters” in Part II Item 8 “Financial Statements and Supplementary Data.”

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, recession, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations or the interpretation and enforcement thereof, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required, as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”) including under Part 1 Item 1A “Risk Factors.”

Broadly speaking, forward-looking statements include:
•	projections of revenue, expenses, income, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;
•	descriptions of plans or objectives for future operations, products or services;
•	forecasts of future economic performance; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:
•	delinquencies, future credit losses, non-performing loans and non-performing assets;
•	further developments in the Company’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provisions for loans losses;
•	deteriorating credit quality, including changes in the interest rate environment and reducing interest margins;
•	the overall adequacy of the allowance for loans losses;
•	future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;
•	the future regulatory viability of the Tax Refund Solutions (“TRS”) business operating segment;
•	anticipated future funding sources for TRS;
•	potential impairment of investment securities;
•	the future value of mortgage servicing rights;
•	the impact of new accounting pronouncements;
•	legal and regulatory matters including results and consequences of regulatory actions and examinations;
•
the extent to which regulations written and implemented by the newly created federal Bureau of Consumer Financial Protection, and other federal, state, local, and foreign governmental regulation of consumer lending, and related financial products and services may limit or prohibit the operation of the Company’s business;

•	future capital expenditures;
•	the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations; and
•	recession, inflation, interest rates, market and monetary fluctuations and the Bank’s ability to maintain current deposit and loan levels at current interest rates.

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

The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. At December 31, 2010, Republic had total assets of $3.6 billion, total deposits of $2.3 billion and total stockholders’ equity of $371 million. Based on total assets as of December 31, 2010, Republic ranked as the largest Kentucky-based bank holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

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

General Business Overview

As of December 31, 2010, the Company was divided into three distinct business operating segments: Traditional Banking, Tax Refund Solutions and Mortgage Banking. Net income, total assets and net interest margin by business operating segment for the years ended December 31, 2010, 2009 and 2008 are presented below:

	Year Ended December 31, 2010
	Traditional	Tax Refund	Mortgage	Total
(dollars in thousands)	Banking	Solutions	Banking	Company

Net income	$17,895	$44,240	$2,618	$64,753
Total assets	3,026,628	572,716	23,359	3,622,703
Net interest margin	3.57%	NM	NM	4.65%

	Year Ended December 31, 2009
	Traditional	Tax Refund	Mortgage	Total
(dollars in thousands)	Banking	Solutions	Banking	Company

Net income	$15,362	$19,979	$6,790	$42,131
Total assets	2,976,663	927,929	14,176	3,918,768
Net interest margin	3.79%	NM	NM	5.04%

	Year Ended December 31, 2008
	Traditional	Tax Refund	Mortgage	Total
(dollars in thousands)	Banking	Solutions	Banking	Company

Net income	$18,432	$13,258	$1,962	$33,652
Total assets	2,766,174	1,154,777	18,417	3,939,368
Net interest margin	3.96%	NM	NM	4.20%

NM – Not Meaningful

For expanded segment financial data see Footnote 22 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

(I)  Traditional Banking

As of December 31, 2010, Republic had 43 full-service banking centers with 35 located in Kentucky, four located in metropolitan Tampa, Florida, three located in southern Indiana and one located in metropolitan Cincinnati, Ohio. RB&T’s primary market areas are located in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington, Florence and Independence. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in Hudson, Palm Harbor, Port Richey and Temple Terrace, Florida, as well as Cincinnati, Ohio.

Market for Services

Management believes that the Bank’s principal markets are the residential real estate market and small-to-medium sized businesses within its primary market area through the Company’s banking center network. Businesses are solicited through the personal efforts of the officers and directors of both Republic and the Bank. The Company believes that a locally-based bank is perceived by the local small-to-medium sized business community as possessing a clearer understanding of local banking needs, thus providing the Bank with advantages over its non-locally based competition. The Company also believes that it is able to make prudent lending decisions more quickly than its competitors without compromising asset quality or profitability.

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

•
The Bank generally retains adjustable rate mortgage (“ARM”) single family residential real estate loans with fixed terms up to ten years. All mortgage loans retained on balance sheet are included as a component of the Company’s “Traditional Banking” business operating segment and are discussed below and elsewhere in this filing.

•
Single family first lien residential real estate loans with fixed rate terms of 15, 20 and 30 years are generally sold into the secondary market and their accompanying mortgage servicing rights (“MSRs”), which may be either sold or retained, are included as a component of the Company’s “Mortgage Banking” business operating segment and are discussed below and elsewhere in this filing. Home equity loans or home equity lines of credit are actively marketed in conjunction with single family first lien residential real estate loans and are not sold into the secondary market. In order to take advantage of the steep yield curve during 2010 and 2009, the Company elected to retain approximately $65 million and $100 million of 15 year fixed rate single family residential real estate loans, funding these loans with excess cash in 2010 and long-term Federal Home Loan Bank (“FHLB”) advances in 2009.

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

Prior to the fourth quarter of 2009, in the Bank’s primary markets of Kentucky and southern Indiana, ARM loans collateralized by first lien, single family residential real estate were generally originated in amounts up to 90% of appraised value; however, the Bank commonly included home equity lines of credit in conjunction with its first liens, often increasing the loan to value of the entire relationship to 100%. Historically, in its Florida market, the Bank typically only loaned funds up to 80% of the appraised value. During the fourth quarter of 2009, the Bank reduced the maximum combined first and second lien position loan-to-value ratio for new ARM originations in all markets to 80%. The Bank requires mortgagee’s title insurance to protect the Bank against defects in its liens on the properties that collateralize the loans. The Bank, in most cases, requires title, fire, and extended casualty insurance to be obtained by the borrower and when required by applicable regulations, flood insurance. The Bank maintains an errors and omissions insurance policy to protect the Bank against loss in the event a borrower fails to maintain proper fire and other hazard insurance policies.

See the section titled “Provision for Loan Losses - Traditional Banking Segment” within “Allowance for Loan Losses and Provision for Loan Losses” of Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail regarding the Company’s allowance methodology related to its home equity loan portfolio.

Although the contractual loan payment periods for single family residential real estate ARM loans are generally for a 15 to 30 year period, such loans often remain outstanding for only their fixed rate periods, which is significantly shorter than the contractual terms. The Bank generally charges a penalty for prepayment of first lien mortgage loans if they are refinanced prior to the completion of their fixed rate period.

The Bank does on occasion purchase single family residential real estate loans in low to moderate income areas in order to meets its obligations under the Community Reinvestment Act (“CRA”). The Bank generally applies secondary market underwriting criteria to these purchased loans and generally reserves the right to reject particular loans from a loan package being purchased that do not meet its underwriting criteria. In connection with loan purchases, the Bank receives various representations and warranties from the sellers of the loans regarding the quality and characteristics of the loans.

Commercial Lending – Commercial loans are primarily real estate secured and are generated through banking centers located in the Bank’s primary market areas. The Bank’s commercial real estate and multi-family (“commercial real estate”) loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, hotels and other types of commercial real estate.

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

Loans secured by commercial real estate generally are larger and involve greater risks than single family residential real estate loans. Because payments on loans secured by commercial real estate properties often are dependent on successful operation or management of the properties or businesses operated from the properties, repayment of such loans may be impacted to a greater extent by adverse conditions in the national and local economies. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of commercial real estate loans and generally restricting such loans to its primary market area. In determining whether to originate commercial real estate loans, the Bank also considers such factors as the financial condition of the borrower and guarantor and the debt service coverage of the property when applicable.

The Bank also offers a variety of commercial loans, including term loans, lines of credit and equipment and receivables financing. A broad range of short-to-medium-term collateralized commercial loans are made available to businesses for working capital, business expansion (including acquisitions of real estate and improvements), and the purchase of equipment or machinery. Equipment loans are typically originated on a fixed-term basis ranging from one to five years.

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

Consumer Lending – Traditional consumer loans made by the Bank include home improvement and home equity loans, as well as other secured and unsecured personal loans in addition to credit cards. With the exception of home equity loans, which are actively marketed in conjunction with single family residential real estate loans, other traditional consumer loan products, while available, are not and have not been actively promoted in the Bank’s markets.

Loan Origination and Processing – Loan originations are derived primarily from direct solicitation by the Bank’s loan officers, present bank customers, builders, realtors and walk-in customers. Mortgage loan applications are underwritten and closed based on the Bank’s standards, which are generally consistent with the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources.

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

The Bank’s commercial and commercial real estate loans undergo centralized underwriting on the basis of the borrower’s ability to make repayment from the cash flow of their business. As a general practice, in addition to personal guarantees, the Bank takes a security interest in real estate, equipment, or other general business assets. Collateralized working capital loans are primarily secured by short-term assets, whereas long-term loans are primarily secured by long-term assets.

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

(II)  Tax Refund Solutions (“TRS”)

Republic, through its TRS segment, is one of a limited number of financial institutions which facilitates the payment of federal and state tax refunds through third party tax-preparers located throughout the U.S., as well as tax preparation software providers. The Company facilitates the payment of these tax refunds through three primary products: Electronic Refund Checks (“ERCs” or “ARs”), Electronic Refund Deposits (“ERDs” or “ARDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by TRS occurs in the first quarter of the year.

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

RALs are short-term consumer loans offered to taxpayers that are secured by the customer’s anticipated tax refund, which represents the source of repayment. The Company has historically underwriten the RAL application utilizing the Debt Indicator (the “DI”) from the IRS in combination with an automated underwriting model utilizing information contained in the taxpayer’s tax return. The DI, which indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts such as unpaid child support or federally funded student loans, has historically been a significant underwriting component. On August 5, 2010, the IRS issued a news release stating that it will no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season. Without access to the DI, the Company has tightened its underwriting and application requirements criteria for the first quarter 2011 tax season. See the section titled “IRS Decision to Withhold the DI” in this section of the filing.

 If the RAL application is approved, the Company advances the amount of the refund due on the taxpayer’s return up to specified amounts less the loan fee due to the Company and, if requested by the taxpayer, the fees due for preparation of the return to the tax-preparer. As part of the RAL application process, each taxpayer signs an agreement directing the IRS to send the taxpayer’s refund directly to the Company. The refund received from the IRS is used by the Company to pay off the RAL. Any amount due the taxpayer above the amount of the RAL is remitted to the taxpayer once the refund is received by the Company. The funds advanced by the Company are generally repaid by the IRS within two weeks. The fees earned on RALs are reported as interest income under the line item “Loans, including fees.”

The Company has agreements with Jackson Hewitt Inc. (“JHI”), a subsidiary of Jackson Hewitt Tax Service Inc. (“JH”), and Liberty Tax Service (“Liberty”) to offer RAL and ERC/ERD products. JH and Liberty provide preparation services of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax-preparers offices. Approximately 34% and 27% of the Company’s year to date 2010 and 2009 TRS gross revenue was derived from JH with another 29% and 4% from Liberty for the same respective periods. See the section titled “Results of Operations – Tax Refund Solutions” under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion regarding JH and Liberty agreements.

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

Substantially all RALs are originated by the end of March of each year. At March 31 of each year the Company reserves for its estimated RAL losses for the year based on current year and historical funding patterns and based on information received from the IRS on current year payment processing. RAL funds advanced by the Company are generally repaid by the IRS within two weeks. RALs outstanding 30 days or longer are charged off at the end of each quarter with subsequent collections recorded as recoveries. Since the RAL season is over by the end of April of each year, essentially all uncollected RALs are charged off by June 30th of each year, except for those RALs management deems certain of collection.

Subsequent to the first quarter, the results of operations for the TRS business operating segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated provision for loan losses, as estimated results became final. However, as was the case in 2010 and 2009, the fourth quarter can be impacted by the funding strategy for the following first quarter’s tax season.

As detailed in the section titled “TRS Funding – First Quarter 2011 Tax Season” below, the TRS business operating segment incurred a fourth quarter 2010 net loss of $2.7 million with approximately $70,000 attributable to the negative spread the segment earned on brokered deposits obtained for the first quarter 2011 tax season.

As detailed in the section titled “TRS Funding – First Quarter 2010 Tax Season” below, the TRS business operating segment incurred a fourth quarter 2009 net loss of $1.5 million with approximately $173,000 attributable to the negative spread the segment earned on brokered deposits obtained for the first quarter 2010 tax season.

IRS Decision to Withhold the DI

On August 5, 2010, the IRS issued a news release stating that it will no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season. The DI indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally funded student loans.

While underwriting for RALs involves several individual components, the DI has historically represented a significant part of the overall underwriting for the product. Without the DI, RB&T will experience a higher provision for loan losses related to its RAL portfolio during 2011. Management believes that it estimated its RAL loan losses as a percentage of originations within a reasonable degree of certainty entering the 2011 tax season. To mitigate the loss of the DI, RB&T modified its underwriting and application requirements to approve fewer RALs, significantly reduced the maximum RAL amount to $1,500 for individual customers and raised its offering price to the consumer.

RB&T’s revised underwriting standards and application requirements combined with its reduced maximum RAL offering amount are expected to result in a projected 50% or more reduction in the aggregate dollar volume of RALs originated by the Bank during 2011. Based on these factors, the Company believes its funding needs for the first quarter 2011 tax season will be reduced by more than 50% of its first quarter 2010 requirements. Management believes net income within the TRS segment will increase during 2011 if the Company can achieve its projected RAL and ERC/ERD product volumes and provision for loan loss estimates.

Direct IRS Competition for TRS

The IRS has announced plans to explore the possibility of providing a new tool for the first quarter 2012 tax filing season to give taxpayers a mechanism to use a portion of their tax refund to pay for the services of a professional tax preparer. This product would likely present direct competition for RB&T’s ERC products. At this time, the Company is uncertain what impact, if any, this IRS product could have on the Company’s results of operations in 2012.

TRS Funding – First Quarter 2011 Tax Season

Due to the on-going excessive costs of securitization structures, the Company elected not to obtain funding from a securitization structure for the first quarter 2011, 2010, and 2009 tax seasons. Instead, the Company utilized brokered certificates of deposits and to a lesser extent its traditional borrowing lines of credit as its primary RAL funding source.

Due to RB&T’s anticipated reduction to its maximum RAL offering amount and tighter underwriting guidelines in response to the elimination of the DI by the IRS, the Company’s funding needs for the first quarter 2011 tax season were significantly reduced. During the fourth quarter of 2010, the Company obtained $562 million in brokered certificates of deposits to be utilized to fund the first quarter 2011 RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 0.42%.

TRS Funding – First Quarter 2010 Tax Season

During the fourth quarter of 2009, the Company obtained $921 million in brokered certificates of deposits to be utilized to fund the first quarter 2010 RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 0.51%. Also, during January of 2010, the Company obtained an additional $542 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January 2010 had a weighted average life of 55 days and a weighted average interest rate of 0.56%.

TRS Rebate Accruals

During September 2009, the Company announced a new pricing model reducing the fees the Company charges consumers for RALs beginning with the first quarter 2010 tax season. With respect to new contracts entered into for the first quarter 2010 tax season, TRS substantially reduced rebates paid to individual technology and tax preparation service providers in connection with the delivery of tax refund products. The Company accrued $13 million in total rebates for the year ended December 31, 2010 compared to $36 million during the same period in 2009.

As a result of contracts entered into during 2010 for the first quarter 2011 tax season, the Company expects an additional substantial decrease in rebates for the 2011 calendar year. The additional decrease in rebates is not expected to impact the overall financial results of operations for the Company as this decrease will be offset by the elimination of certain fees charged by the Company, which substantially offset the rebates.

TRS Material Contracts

During December and September of 2010, RB&T amended its Program Agreement (the “Program Agreement”) with JHI to, among other things:

•
incorporate certain terms of the Technology Agreement into the Program Agreement to provide that JHI assumes responsibility for provision of certain technology services, including personnel and support, and training previously provided by Jackson Hewitt Technology Services LLC (“JHTSL”);

•	eliminate the fees payable by RB&T to JHI and JHTSL;
•	extend the term of the agreement to October 31, 2015, unless terminated earlier;
•	name RB&T as the exclusive provider of all RAL and/or AR products for a mutually agreed upon list of locations through the term of the contract;
•	give RB&T the right of first refusal to be a financial product provider if a location is not served by another RAL provider;
•	provide that in the event RB&T is no longer a RAL provider, RB&T shall remain JHI’s AR provider under the terms of the Sixth Amendment; and
•	provide RB&T with the right to terminate the agreement and receive payment of certain monies if RB&T experiences RAL delinquency in excess of a designated level.

As a result of this amendment, a greater percentage of RB&T’s tax product volume in 2011 will be originated through JH tax preparation offices; however, the total number of tax preparation offices offering RB&T’s tax products will remain equal to or below the total number of tax preparation offices offering RB&T’s products in 2010.

Notice of Charges for an Order to Cease and Desist and Notice of Hearing

On February 10, 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Notice”) regarding its RAL program. A copy of the Notice is set forth as Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011. The Notice contends that RB&T’s practice of originating RALs without the benefit of the DI from the IRS is unsafe and unsound. The Notice does not address RB&T’s ERC and ERD products. The Notice initiated an agency adjudication proceeding, In Republic Bank & Trust Company, to determine whether the FDIC should issue a cease and desist order to restrain RB&T’s RAL program.

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an Administrative Law Judge (“ALJ”) appointed by the FDIC. The Notice set RB&T’s hearing at 60 days from the date of service of the Notice or on such date and at such place as may be set by the ALJ. As part of the hearing process, the ALJ will take evidence on the items specified in the Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept or reject the ALJ’s recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC, but the recommendation is generally due 45 days after the hearing-related matters are concluded. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation, or argument before the FDIC Board, to render a decision. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals for the Sixth Circuit. Filing an appeal would not operate as a stay of the order.

The Board and management believe the charges from the FDIC to be without merit and intend to vigorously defend RB&T’s right to offer a legal product to those who wish to purchase the product.

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank and Trust Company v. Federal Deposit Insurance Corporation, et al. The complaint states that the FDIC’s actions to prohibit RB&T from offering RALs constitute a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the Administrative Procedure Act (the “APA”) or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also states that the FDIC has unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint seeks declaratory and injunctive relief.

See Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011 for additional detail regarding the Notice.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Business”
•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Critical Accounting Policies and Estimates”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
•	Part II Item 8 “Financial Statements and Supplementary Data:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Securitization”
o	Footnote 9 “Deposits”
o	Footnote 22 “Segment Information”
o	Footnote 23 “Regulatory Matters”

(III)  Mortgage Banking

Mortgage Banking activities primarily include 15, 20 and 30-year fixed-term first lien single family residential rate real estate loans that are sold into the secondary market, primarily to FHLMC. The Bank typically retains servicing on loans sold into the secondary market. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and insurance and remitting payments to secondary market investors. A fee is received by the Bank for performing these standard servicing functions.

As part of the sale of loans with servicing retained, the Company records an MSR. MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs, which the Bank expects to receive on loans sold with servicing retained by the Company. MSRs are capitalized as separate assets. This transaction is posted to net gain on sale of loans, a component of “Mortgage Banking income” in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Company. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted quarterly based on the weighted average remaining life of the underlying loans. The amortization is recorded as a reduction to Mortgage Banking income.

The carrying value of the MSRs asset is reviewed monthly for impairment based on the fair value of the MSRs, using groupings of the underlying loans by interest rates. Any impairment of a grouping is reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to increased anticipated prepayment speed assumptions within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs is expected to increase, as prepayment speed assumptions on the underlying loans would be anticipated to decline. Management utilizes an independent third party on a monthly basis to assist with the fair value estimate of the MSRs.

Due to the significant reduction in long-term interest rates during December of 2008, the fair value of the MSR portfolio declined. As prepayment speed assumptions were adjusted upwards, the Company incurred an impairment charge of $1.3 million for the fourth quarter and year ended December 31, 2008. During the first quarter of 2009, prepayment speed assumptions stabilized to levels similar to those assumed in the third quarter of 2008 and the Company reversed $1.1 million from the valuation allowance. The Company reversed an additional $122,000 during the second quarter of 2009. There were no impairment charges recorded prior to the fourth quarter of 2008 and no MSR valuation allowance existed at December 31, 2009. During the third quarter of 2010, the Company recorded an MSR valuation allowance of $157,000; however, this valuation allowance was reversed in the fourth quarter of 2010 resulting in an end of year valuation allowance of $0.

See additional discussion regarding Mortgage Banking under the sections titled: Part I Item 1A “Risk Factors” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 6 “Mortgage Banking Activities” and Footnote 22 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

Employees

As of December 31, 2010, Republic had 744 full-time equivalent employees. Altogether, Republic had 722 full-time and 44 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that its employee relations have been and continue to be good.

Competition

The Company encounters intense competition in its market areas in originating loans, attracting deposits, and selling other banking related financial services. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking and the widespread enactment of state laws which permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Company’s business, the Company competes with local and regional retail and commercial banks, other savings banks, credit unions, finance companies, mortgage companies and other financial intermediaries operating in Kentucky, Indiana, Florida and Ohio. The Bank also competes with insurance companies, consumer finance companies, investment banking firms and mutual fund managers. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. Many of the Company’s primary competitors, some of which are affiliated with large bank holding companies or other larger financial based institutions, have substantially greater resources, larger established customer bases, higher lending limits, more extensive banking center networks, numerous automatic teller machines, and greater advertising and marketing budgets. They may also offer services that the Company does not currently provide. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, can act to create more pressure on smaller financial institutions to consolidate. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the foreseeable future.

The primary factors in competing for bank products are convenient office locations, flexible hours, interest rates, services, internet banking, range of lending services offered and lending fees. Additionally, the Company believes that an emphasis on highly personalized service tailored to individual customer needs, together with the local character of the Bank’s business and its “community bank” management philosophy will continue to enhance the Company’s ability to compete successfully in its market areas.

With regard to the TRS business segment, as of February 2011, RB&T is the last remaining bank in the tax refund industry with plans to offer a RAL product beyond the 2011 calendar year. TRS faces potential direct competition for ERC/ERD market share from independently-owned processing groups partnered with banks. Independent processing groups that are unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. With the receipt of the Notice from the FDIC, RB&T may not be able to originate RALs beyond the current 2011 calendar year. Without the ability to originate RALs, RB&T would most likely face increased competition in the ERC/ERD marketplace. In addition to a potential loss of volume resulting from additional competitors, RB&T would also likely incur substantial pressure on its profit margin for its ERC/ERD products as well.

Also, with regard to the TRS business segment, the IRS has announced plans to explore the possibility of providing a new tool for the first quarter 2012 tax filing season to give taxpayers a mechanism to use a portion of their tax refund to pay for the services of a professional tax preparer. This product would likely present direct competition for RB&T’s ERC/ERD products. At this time, the Company is uncertain what impact, if any, this IRS product could have on the Company’s results of operations in 2012.

Supervision and Regulation

RB&T is a Kentucky-chartered commercial banking and trust corporation and as such, it is subject to supervision and regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”). Republic Bank is a federally-chartered savings bank institution and as such, it is subject to the supervision and regulation of the Office of Thrift Supervision (“OTS”) and examination by the OTS pursuant to the Home Owner’s Loan Act (“HOLA”). Republic Bank is also subject to limited regulation by the FDIC which insures the Bank’s deposits.

In July 2010, Congress passed The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which calls for the elimination of the OTS within 12 to 18 months of enactment. Upon the elimination of the OTS, the OCC will generally have rulemaking, examination, supervision and oversight authority with the FDIC retaining secondary authority over Republic Bank. Prior to the elimination of the OTS, the OCC will provide a list of the current regulations issued by the OTS that it will continue to apply to federal savings institutions. OTS guidance, orders, interpretations, policies and similar items will continue to remain in effect until they are superseded by new guidance and policies from the OCC.

All deposits, subject to regulatory prescribed limitations, held by the Bank are insured by the FDIC. Such supervision and regulation subjects the Bank to restrictions, requirements, potential enforcement actions and examinations by the FDIC, the OTS and Kentucky banking regulators. The Federal Reserve Bank (“FRB”) regulates the Company with monetary policies and operational rules that directly affect the Bank. The Bank is a member of the FHLB System. As a member of the FHLB system, the Bank must also comply with applicable regulations of the Federal Housing Finance Board. Regulation by these agencies is intended primarily for the protection of the Bank’s depositors and the Deposit Insurance Fund (“DIF”) and not for the benefit of the Company’s stockholders. The Bank’s activities are also regulated under consumer protection laws applicable to the Company’s lending, deposit and other activities. An adverse ruling against the Company under these laws could have a material adverse effect on results. See additional discussion in this section of the filing under “Federal Deposit Insurance Assessments.”

Republic Bancorp, Inc. is a legal entity separate and distinct from the Bank and its principal sources of funds are cash dividends from the Bank and other subsidiaries. The Company files regular routine reports with the FRB, FDIC and OTS concerning business activities and financial condition. In addition, the Bank must obtain regulatory approval prior to entering into certain transactions, such as adding new banking offices and mergers with, or acquisitions of, other financial institutions. These regulatory agencies conduct periodic examinations to review the Company’s safety and soundness and compliance with various compliance and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities under which a bank or savings bank can engage and is intended primarily to provide protection for the DIF and the Bank’s depositors. Regulators have extensive discretion in connection with their supervisory and enforcement authority and examination policies, including, but not limited to, policies that can materially impact the classification of assets and the establishment of adequate loan loss reserves. Any change in regulatory requirements and policies, whether by the FRB, the FDIC, the OTS or state or federal legislation, could have a material adverse impact on Company operations.

Enforcement Powers – Regulators have broad enforcement powers over bank holding companies and banks, including, but not limited to, the power to mandate or restrict particular actions, activities, or divestitures, impose monetary fines and other penalties for violations of laws and regulations, issue cease and desist or removal orders, seek injunctions, publicly disclose such actions and prohibit unsafe or unsound practices. This authority includes both informal actions and formal actions to effect corrective actions or sanctions. In addition, Republic is subject to regulation and enforcement actions by other state and federal agencies.

Certain regulatory requirements applicable to the Company are referred to below or elsewhere in this filing. The description of statutory provisions and regulations applicable to banks, savings banks and their holding companies set forth in this filing does not purport to be a complete description of such statutes and regulations and their effect on the Company and is qualified in its entirety by reference to the actual laws and regulations.

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

Under the BHCA, so long as it is at least adequately capitalized, adequately managed and not subject to any regulatory restrictions, Republic may purchase a bank, subject to regulatory approval. Similarly, an adequately capitalized and adequately managed bank holding company located outside of Kentucky or Florida may purchase a bank located inside Kentucky or Florida, subject to appropriate regulatory approvals. In either case, however, state law restrictions may be placed on the acquisition of a state bank that has been in existence for a limited amount of time, or would result in specified concentrations of deposits. For example, Kentucky law prohibits a bank holding company from acquiring control of banks located in Kentucky, if the holding company would then hold more than 15% of the total deposits of all federally insured depository institutions in Kentucky. RB&T is currently prohibited from acquiring a bank based on its CRA rating as discussed at Footnote 23 “Regulatory Matters” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

Subject to certain exceptions, insured state banks are permitted to control or hold an interest in a financial subsidiary that engages in a broader range of activities than are permissible for national banks to engage in directly, subject to any restrictions imposed on a bank under the laws of the state under which it is organized. Conducting financial activities through a bank subsidiary can impact capital adequacy and regulatory restrictions may apply to affiliate transactions between the bank and its financial subsidiaries.

Safe and Sound Banking Practice – The FRB does not permit bank holding companies to engage in unsafe and unsound banking practices. The FDIC, the KDFI and the OTS have similar restrictions with respect to the Bank.

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

Source of Strength Doctrine – Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources for their support. Such support may restrict the Company’s ability to pay dividends, and may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. A bank holding company may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary and cross-guarantee provisions generally apply to the Company. In addition, any capital loans by the Company to its bank subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of subsidiary banks will be assumed by the bankruptcy trustee and entitled to a priority of payment. The Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress.

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

Branching – Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Executive Director of the KDFI, upon notice to the KDFI and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Executive Director of the KDFI, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. An out of state bank is permitted to establish branch offices in Kentucky only by merging with a Kentucky bank. De novo branching into Kentucky by an out of state bank is not permitted. This difficulty for out of state banks to branch into Kentucky may limit the ability of a Kentucky bank to branch into many states, as several states have reciprocity requirements for interstate branching. RB&T is currently prohibited from branching based on its CRA rating as discussed at Footnote 23 “Regulatory Matters” of Part II Item 8 “Financial Statements and Supplementary Data.”

Section 613 of the Dodd-Frank Act effectively eliminated the interstate branching restrictions set forth in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Banks located in any state may now de novo branch in any other state, including Kentucky. Such unlimited branching power will likely increase competition within the markets in which the Company and the Bank operate.

Under federal regulations, Republic Bank may establish and operate branches in any state within the U.S. with the prior approval of the OTS. Highly rated federal savings banks that satisfy certain regulatory requirements may establish branches without prior OTS approval, provided the federal savings bank publishes notice of its establishment of a new branch, and notifies the OTS of the establishment of the branch, and no person files a comment with the OTS opposing the proposed branch. OTS and FDIC regulations also restrict the Company’s ability to open new banking offices of RB&T or Republic Bank. In either case, the Company must publish notice of the proposed office in area newspapers and, if objections are made, the new office may be delayed or disapproved.

Affiliate Transaction Restrictions – Transactions between the Bank and its affiliates, including the Company and its subsidiaries, are subject to FDIC and OTS regulations, the FRB’s Regulations O and W, and Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”). In general, these transactions must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the institution or its subsidiary, as those for comparable transactions with non-affiliated parties. In addition, certain types of these transactions referred to as “covered transaction” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary. Limitations are also imposed on loans and extensions of credit by an institution to its executive officers, directors and principal stockholders and each of their related interests.

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

Federal Deposit Insurance Assessments – All Bank deposits are insured to the maximum extent permitted by the Deposit Insurance Fund (“DIF”). These bank deposits are backed by the full faith and credit of the U.S. Government. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC.

The recently enacted Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000 per depositor, retroactive to January 1, 2009. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts through the end of 2013 and to guarantee certain unsecured debt of financial institutions and their holding companies through December 2012.

In 2008, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, noninterest-bearing transaction accounts receive unlimited insurance coverage. The Bank opted to participate in the unlimited noninterest-bearing transaction account coverage. For noninterest bearing transaction deposit accounts, including accounts swept from a noninterest bearing transaction account into a noninterest bearing savings deposit account, an annual rate surcharge is applied to deposit amounts in excess of $250,000. The TLGP also included a debt component under which certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Company did not opt to participate in this component of the TLGP by opting out of the unsecured debt guarantee program. The Bank paid $174,000 and $72,000 related to TLGP coverage in 2010 and 2009, respectively.

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

On February 7, 2011, the FDIC Board of Directors adopted a final rule (with changes to go into effect beginning with the second quarter 2011), which redefines the deposit insurance assessment base as required by the Dodd-Frank Act; makes changes to assessment rates; implements Dodd-Frank’s DIF dividend provisions; and revises the risk-based assessment system for all large insured depository institutions (“IDIs”), generally, those institutions with at least $10 billion in total assets. Nearly all of the 7,600-plus institutions with assets less than $10 billion will pay smaller assessments as a result of this final rule. The final rule:

•	Redefines the deposit insurance assessment base as average consolidated total assets minus average tangible equity (defined as Tier I Capital);
•	Makes generally conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates;
•	Creates a depository institution debt adjustment;
•	Eliminates the secured liability adjustment; and
•	Adopts a new assessment rate schedule effective April 1, 2011, and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels.

The FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the DIF increase from 1.15% to 1.35% of insured deposits by September 30, 2020. Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%. As part of a plan to restore the reserve ratio to 1.15%, in 2009, the FDIC imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, in order to cover losses to the DIF resulting from bank failures. The amount of Republic’s special assessment, which was paid on September 30, 2009, was $1.4 million.

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

In addition to the Deposit Insurance Premium, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the DIF. These assessments will continue until the Financing Corporation (“FICO”) bonds mature in 2017 through 2019. During 2010, the Bank incurred total FICO assessments of $223,000.

The FDIC may terminate the deposit insurance of any insured depository institution, including Republic, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of Republic’s Federal’s deposit insurance.

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

Regulation E – In November 2009, the FRB announced its amendment of Regulation E, which implemented the Electronic Funds Transfer Act (“EFTA”). The EFTA prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer affirmatively consents, or opts in, to the overdraft service for those types of transactions. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. The final rules, along with a model opt-in notice, are issued under Regulation E, which implements the EFTA. The final rules require institutions to provide consumers who do not opt in with the same account terms, conditions, and features (including pricing) that they provide to consumers who do opt in. For consumers who do not opt in, the institution would be prohibited from charging overdraft fees for any overdrafts it pays on ATM and one-time debit card transactions.

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

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program – In October, 2008, the Emergency Economic Stabilization Act of 2008 was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation was the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. The Company did not participate in the CPP.

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

Consumer Laws and Regulations – In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in their transactions with banks. While the discussion set forth in this filing is not exhaustive, these laws and regulations include the Truth in Savings Act, Check Clearing for the 21st Century Act, the Electronic Funds Transfer Act and Regulation E and the Expedited Funds Availability Act, among others. These federal laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers when accepting deposits. Certain laws also limit the Bank’s ability to share information with affiliated and unaffiliated entities. The Bank is required to comply with all applicable consumer protection laws and regulations as part of its ongoing business operations.

The USA Patriot Act (“Patriot Act”), Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) – The Patriot Act was enacted after September 11, 2001 to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in promulgation of several regulations that have a direct impact on financial institutions. There are a number of programs that financial institutions must have in place such as: (i) BSA/AML controls to manage risk; (ii) Customer Identification Programs to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorists or terrorist organizations; and (iii) monitoring for the timely detection and reporting of suspicious activity and reportable transactions. Title III of the Patriot Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, savings banks, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the Patriot Act imposes the following obligations on financial institutions:

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

Depositor Preference – The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the U.S. and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Liability of Commonly Controlled Institutions – FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of another FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to another FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. At this time, RB&T and Republic Bank are the only insured depository institutions controlled by the Company for this purpose. However, if the Company were to control other FDIC-insured depository institutions in the future, the cross-guarantee would apply to all such FDIC-insured depository institutions.

Federal Home Loan Bank System – The FHLB provides credit to its members, which include savings banks, commercial banks, insurance companies, credit unions, and other entities. The FHLB system is currently divided into twelve federally chartered regional FHLB’s which are regulated by the Federal Housing Finance Board. The Bank is a member and owns capital stock in FHLB Cincinnati, FHLB Atlanta and FHLB Indianapolis. The amount of capital stock the Bank must own depends on its balance of outstanding advances. It is required to acquire and hold shares in an amount at least equal to 1% of the aggregate principal amount of its unpaid single family residential real estate loans and similar obligations at the beginning of each year or 1/20th of its outstanding advances from the FHLB, whichever is greater. Advances are secured by pledges of loans, mortgage backed securities and capital stock of the FHLB. FHLB’s also purchase mortgages in the secondary market through their Mortgage Purchase Program (“MPP”). The Bank has never sold loans to the MPP.

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

Federal Reserve System – Under regulations of the FRB, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Bank is in compliance with the foregoing reserve requirements. Required reserves must be maintained in the form of vault cash, a non interest-bearing account at the FRB, or a pass-through account as defined by the FRB. The effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the FDIC or OTS. The Bank is authorized to borrow from the FRB discount window.

General Lending Regulations

Pursuant to FDIC and OTS regulations, the Bank generally may extend credit as authorized under federal law without regard to state laws purporting to regulate or affect its credit activities, other than state contract and commercial laws, real property laws, homestead laws, tort laws, criminal laws and other state laws designated by the FDIC and OTS. While the discussion set forth in this filing is not exhaustive, these federal laws and regulations include but are not limited to the following:

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

The CRA requires all institutions to make public disclosure of their CRA ratings. In 2010, the Bank received a “Needs to improve” CRA Performance Evaluation. A copy of the public section of that CRA Performance Evaluation is available to the public upon request. See additional discussion at Footnote 23 “Regulatory Matters” of Part II Item 8 “Financial Statements and Supplementary Data.”

Home Mortgage Disclosure Act (“HMDA”) – The HMDA has grown out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics, as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The HMDA requires institutions to report data regarding applications for loans for the purchase or improvement of single family and multi-family dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices. The appropriate federal banking agency, or in some cases the Department of Housing and Urban Development, enforces compliance with HMDA and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of the HMDA.

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

Truth in Lending Act (“TLA”) – The TLA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As result of the TLA, all creditors must use the same credit terminology and expressions of rates, and disclose the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule for each proposed loan. Violations of the TLA may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Under certain circumstances, the TLA also provides a consumer with a right of rescission, which if exercised within three business days would require the creditor to reimburse any amount paid by the consumer to the creditor or to a third party in connection with the loan, including finance charges, application fees, commitment fees, title search fees and appraisal fees. Consumers may also seek actual and punitive damages for violations of the TLA.

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

Fair Credit Reporting Act (“FACT”) – The FACT requires the Bank to adopt and implement a written identity theft prevention program, paying particular attention to several identified “red flag” events. The program must assess the validity of address change requests for card issuers and for users of consumer reports to verify the subject of a consumer report in the event of notice of an address discrepancy. The FACT gives consumers the ability to challenge the Bank with respect to credit reporting information provided by the Bank. The FACT also prohibits the Bank from using certain information it may acquire from an affiliate to solicit the consumer for marketing purposes unless the consumer has been given notice and an opportunity to opt out of such solicitation for a period of five years.

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

Interagency Guidance on Nontraditional Mortgage Product Risks – In 2006, final guidance was issued to address the risks posed by residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest (such as “interest-only” mortgages and “payment option” ARMs. The guidance discusses the importance of ensuring that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity. The guidance also suggests that banks i) implement strong risk management standards, ii) maintain capital levels commensurate with the risk and iii) establish an allowance for loan and lease losses that reflects the collectability of the portfolio. The guidance urges banks to ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice.

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

Qualified Thrift Lender Test (“QTL”) – Federal law requires savings banks to meet the QTL, as detailed in 12 U.S.C. §1467a(m). The QTL measures the proportion of a federal savings bank institution’s assets invested in loans or securities supporting residential construction and home ownership. Under the QTL, a federal savings bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage backed securities) in at least nine months out of each 12-month period. Qualified thrift investments include (i) housing-related loans and investments, (ii) obligations of the FDIC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals, (iv) consumer loans, (v) shares of stock issued by any FHLB, and (vi) shares of stock issued by the FHLMC or the Federal National Mortgage Association (“FNMA”). Legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” Portfolio assets consist of total assets minus (a) goodwill and other intangible assets, (b) the value of properties used by the savings bank to conduct its business, and (c) certain liquid assets in an amount not exceeding 20% of total assets. If Republic Bank fails to remain qualified under the QTL, it must either convert to a commercial bank charter or be subject to restrictions specified under OTS regulations. A savings bank may re-qualify under the QTL if it thereafter complies with the QTL. A savings bank also may satisfy the QTL by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. At December 31, 2010, Republic Bank met the QTL requirements.

Capital Adequacy Requirements

Capital Guidelines – The FRB, FDIC and OTS have substantially similar risk based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off balance sheet instruments. Under the risk based guidelines, specific categories of assets are assigned different risk weights based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk weighted asset base. Under these regulations, a bank will be considered:

	Total Risk Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio	Other
Well Capitalized:	10% or greater	6% or greater	5% or greater	Not subject to any order or written directive to meet and maintain a specific capital level for any capital measure
Adequately Capitalized	8% or greater	4% or greater	4% or greater (3% in the case of a bank with a composite CAMEL rating of 1)
Undercapitalized	less than 8%	less than 4%	less than 4% (3% in the case of a bank with a composite CAMEL rating of 1)
Significantly Undercapitalized	less than 6%	less than 3%	less than 3%
Critically Undercapitalized				Ratio of tangible equity to total assets is less than or equal to 2%

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

As of December 31, 2010 and 2009 the Company’s capital ratios were as follows:

	2010		2009
As of December 31, (dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Capital to risk weighted assets
Republic Bancorp, Inc.	$415,992	22.04	$360,997	18.37
Republic Bank & Trust Co.	385,433	21.18	312,200	16.42
Republic Bank	16,160	22.67	19,066	30.94

Tier 1 (Core) Capital to risk weighted assets
Republic Bancorp, Inc.	394,195	20.89	339,030	17.25
Republic Bank & Trust Co.	341,077	18.74	267,553	14.07
Republic Bank	15,269	21.42	18,296	29.70

Tier 1 Leverage Capital to average assets
Republic Bancorp, Inc.	394,195	12.05	339,030	10.52
Republic Bank & Trust Co.	341,077	10.75	267,553	8.55
Republic Bank	15,269	14.76	18,296	16.07

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

Corrective Measures for Capital Deficiencies – The banking regulators are required to take “prompt corrective action” with respect to capital deficient institutions. As detailed in the table above, agency regulations define, for each capital category, the levels at which institutions are well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A bank is undercapitalized if it fails to meet any one of the ratios required to be adequately capitalized.

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

In addition, a bank holding company that elects to be treated as a FHC may face significant consequences if its bank subsidiaries fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. More specifically, the FRB’s regulations require a FHC to notify the FRB within 15 days of becoming aware that any depository institution controlled by the company has ceased to be well-capitalized or well-managed. If the FRB determines that a FHC controls a depository institution that is not well-capitalized or well-managed, the FRB will notify the FHC that it is not in compliance with applicable requirements and may require the FHC to enter into an agreement acceptable to the FRB to correct any deficiencies. Until such deficiencies are corrected, the FRB may impose any limitations or conditions on the conduct or activities of the FHC and its affiliates that the FRB determines are appropriate, and the FHC may not commence any additional activity or acquire control of any company under Section 4(k) of the BHC Act without prior FRB approval. Unless the period of time for compliance is extended by the FRB, if a FHC fails to correct deficiencies in maintaining its qualification for FHC status within 180 days of entering into an agreement with the FRB, the FRB may order divestiture of any depository institution controlled by the company. A company may comply with a divestiture order by ceasing to engage in any financial or other activity that would not be permissible for a bank holding company that has not elected to be treated as a FHC. The Company is currently not classified as a FHC.

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

New Capital Requirements – In 2004, the Basel Committee on Banking Supervision published a new capital accord (“Basel II”). Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on Basel II. A definitive final rule for implementing the advanced approaches of Basel II in the U.S., which applies only to certain large or internationally active banking organizations, or “core banks” – defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization's primary Federal supervisor to determine that the application of the rule would not be appropriate in light of the bank's asset size, level of complexity, risk profile, or scope of operations. The Company is not required to comply with the advanced approaches of Basel II.

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

On September 3, 2009, the U.S. Treasury Department issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” The Treasury Policy Statement was developed in consultation with the U.S. bank regulatory agencies and contemplates changes to the existing regulatory capital regime that would involve substantial revisions to the existing Basel capital frameworks and affect all regulated banking organizations. The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provided for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier or later date.

On September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis. The impact on the Bank cannot be determined at this time.

Dodd-Frank Wall Street Reform and Consumer Protection Act – On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks like the Bank, including the lending and credit practices of such banks. Moreover, many of the provisions of the Dodd-Frank Act will not take effect for several months, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau will increase our operating and compliance costs and restrict our ability to pay dividends.

The Dodd-Frank Act is expected to have a significant impact on the Company’s business operations as its provisions take effect. Among the provisions that are likely to affect the Company are the following:

Corporate Governance – The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Transactions with Affiliates and Insiders – The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Consumer Financial Protection Bureau – The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the ECOA, TLA, RESPA, FACT Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the GLBA and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB, but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the Office of the Comptroller of the Currency (“OCC”) and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

Deposit Insurance – The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non interest-bearing transaction accounts through December 1, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Elimination of OTS – The Dodd-Frank Act calls for the elimination of the OTS, which is Republic Bank’s primary federal regulator, within 12 to 18 months of enactment. The OCC will generally have rulemaking, examination, supervision and oversight authority and the FDIC will retain secondary authority over Republic Bank. Prior to the elimination of the OTS, the OCC will provide a list of the current regulations issued by the OTS that each will continue to apply to federal savings institutions. OTS guidance, orders, interpretations, policies and similar items will continue to remain in effect until they are superseded by new guidance and policies from the OCC.

Federal Preemption – A major benefit of the federal thrift charter has been the strong preemptive effect of HOLA, under which Republic Bank is chartered. Historically, the courts have interpreted the HOLA to “occupy the field” with respect to the operations of federal thrifts, leaving no room for conflicting state regulation. The Dodd-Frank Act, however, amends the HOLA to specifically provide that it does not occupy the field in any area of state law. Henceforth, any preemption determination must be made in accordance with the standards applicable to national banks, which have themselves been scaled back to require case-by-case determinations of whether state consumer protection laws discriminate against national banks or interfere with the exercise of their powers before these laws may be pre-empted.

Qualified Thrift Lender Test – Under the Dodd-Frank Act, a savings association that fails the qualified thrift lender test will be prohibited from paying dividends, except for dividends that: (i) would be permissible for a national bank; (ii) are necessary to meet obligations of a company that controls the savings association; and (iii) are specifically approved by the OCC and the Federal Reserve. In addition, a savings association that fails the qualified thrift lender test will be deemed to have violated Section 5 of the HOLA and may become subject to enforcement actions there under.

Capital – Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

Incentive Compensation – On February 9, 2011, the FDIC Board of Directors approved a Notice of Proposed Rulemaking (“NPR”) implementing section 956 of the Dodd-Frank Act, which applies only to financial institutions with total consolidated assets of $1 billion or more. This NPR seeks to strengthen the incentive compensation practices at covered institutions by better aligning employee rewards with longer-term institutional objectives. The NPR:

•	prohibits incentive-based compensation arrangements that encourage inappropriate risks by providing covered persons with “excessive” compensation;
•
prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons with compensation that “could lead to a material financial loss” to an institution;

•	requires disclosures that will enable the appropriate federal regulator to determine compliance with the rule; and
•
requires the institution to maintain policies and procedures to ensure compliance with these requirements and prohibitions commensurate with the size and complexity of the organization and the scope of its use of incentive compensation.

The NPR will be published in the Federal Register for a 45-day comment period following approval by all of the other agencies involved in this rulemaking: the Board of Governors of the Federal Reserve System, Office of the Comptroller of the Currency, Office of Thrift Supervision, National Credit Union Administration, U.S. Securities and Exchange Commission, and Federal Housing Finance Agency (the Agencies).

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

Company Factors

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different than amounts previously estimated. Management has identified several accounting policies and estimates as being critical to the presentation of the Company’s financial statements. The Company’s management must exercise judgment in selecting and applying many accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report the Company’s financial condition and results. In some cases, management may select an accounting policy which might be reasonable under the circumstances yet might result in the Company’s reporting different results than would have been reported under a different alternative. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These policies are described under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates” and relate to the following:

•	TRS allowance for loan losses and provision for loan losses
•	Banking segment allowance for loan losses and provision for loan losses
•	Mortgage servicing rights
•	Income tax accounting
•	Goodwill and other intangible assets
•	Impairment of investment securities

Changes in accounting standards could materially impact the Company’s financial statements. The Financial Accounting Standards Board (“FASB”) may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. Recently, FASB has proposed new accounting standards related to fair value accounting and accounting for leases that could materially change the Company’s financial statements in the future. In some cases, the Company could be required to apply a new or revised standard retroactively; resulting in the Company’s restating prior period financial statements.

Consumer Financial Protection Agency - In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Among other items, this act created the Bureau of Consumer Financial Protection, which will have authority to regulate companies that provide consumer financial services. The Company is regularly refining its consumer financial services and developing new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these anticipated legislative and regulatory changes may result in, among other things, the Company reducing fees to consumers, implementing additional disclosure requirements, or eliminating products such as RALs, altogether.  The Company could incur additional operating costs which could reduce overall product profitability and lead to the Company exiting certain consumer products. The Company generally cannot estimate what effect, if any, operational changes it would make in response to legislative and regulatory changes may have on the Company’s financial results until the Company is able to develop legal and financially viable alternative products and services.

The Company’s lines of business and products not typically associated with Traditional Banking expose the Company’s earnings to additional risks and uncertainties. In addition to Traditional Banking and Mortgage Banking products, the Company provides Refund Anticipation Loans (“RALs”). The following details specific risk factors related to these lines of business:

•
TRS represents a significant business risk, and if the Company terminated the business, it would materially impact the earnings of the Company. Tax Refund Solutions (“TRS”) offers bank products to facilitate the payment of tax refunds for customers that electronically file their tax returns. The Company is one of only a few financial institutions in the U.S. that provides this service to taxpayers. Under this program, the taxpayer may receive a RAL or an Electronic Refund Check or Electronic Refund Deposit (“ERC/ERD” or “AR/ARD”). In return, the Company charges a fee for the service.

During the year ended December 31, 2010, net income from the Company’s TRS business operating segment accounted for approximately 68% of the Company’s total net income. Various governmental and consumer groups have, from time to time, questioned the fairness of the RAL program and have accused this industry of charging excessive/usurious rates of interest, via the fee, and engaging in predatory lending practices. In addition, with the loss of the DI from the IRS, various governmental regulators are questioning the overall safety and soundness of the RAL program going forward.

Consumer groups have also claimed that customers are not adequately advised that a RAL is a loan product and that alternative, less expensive means of obtaining tax refund proceeds may be available. Actions of these groups and others could result in regulatory, governmental or legislative action or material litigation against the Company. Exiting this line of business by RB&T, either voluntarily or involuntarily, would significantly reduce the Company’s earnings.

•
On February 10, 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Notice”). The proceeding commenced by this Notice could result in an order by the FDIC that RB&T immediately cease offering RALS. Such an order, if entered, could become effective before the beginning of the first quarter 2012 tax season. RALs represent a significant business risk, and if the Company terminated this product, it would materially negatively impact the earnings of the Company. Net income associated with RALs represented approximately 45% of the TRS segment’s net income for 2010. The Notice contends that RB&T’s practice of originating RALs without the benefit of the DI from the IRS is unsafe and unsound.

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an ALJ appointed by the FDIC. The Notice set RB&T’s hearing at 60 days from the date of service of the Notice or on such date and at such place as may be set by the ALJ. As part of the hearing process, the ALJ will take evidence on the items specified in the Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept or reject the ALJ’s recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC, but the recommendation is generally due 45 days after the hearing-related matters are concluded. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation, or argument before the FDIC Board, to render a decision. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals for the Sixth Circuit. Filing an appeal would not operate as a stay of the order.

Discontinuation of the RAL product, either voluntarily or involuntarily, would have a material adverse impact to the Company’s overall earnings.

•
Republic’s two larger banking competitors in the tax refund industry announced their exit from that line of business during 2010, which could increase public and regulatory pressure for RB&T to exit the business. During 2010, the two larger banking competitors to RB&T within this line of business announced they were exiting the business and would not provide products for the first quarter 2011 tax season. Based on limited information available, management believes that one of the two institutions exited this business line due to the burden of complying with new regulatory product offering guidelines, anticipated changes in consumer protection guidelines and on-going regulatory pressure combined with the immateriality of this line of business to its overall results of operation. According to printed reports, RB&T’s other large competitor, which had previously announced it would voluntarily exit the tax business in 2013, exited this business line in late 2010 due to a regulatory mandate that it could no longer offer RALs. RB&T’s management believes that these chains of events could dramatically increase the level of public and regulatory scrutiny RB&T receives in this line of business.

Exiting this line of business by RB&T, either voluntarily or involuntarily, would significantly reduce the Company’s earnings.

•
During February 2011, Republic’s two remaining competitors in the tax business that offered RALs announced that they would not offer RALs beyond the 2011 calendar year. This action left RB&T as the only bank remaining in the tax industry with plans to offer RALs beyond the 2011 calendar year, further increasing public and regulatory pressure for RB&T to discontinue the RAL product. Discontinuation of the RAL product, either voluntarily or involuntarily, would have a material adverse impact to the Company’s overall earnings.

•
Republic’s ERC and ERD products represent a significant business risk and if the Company can no longer offer RALs it could have a material adverse effect on its ERC and ERD product volumes and profits. In addition to the reduction in RAL net income resulting from the discontinuation of the RAL product, RB&T faces potential direct competition for ERC/ERD market share from independently-owned processing groups partnered with banks. Independent processing groups that are unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. With the receipt of the Notice from the FDIC, RB&T may not be able to originate RALs beyond the current 2011 calendar year. Without the ability to originate RALs, RB&T would most likely face increased competition in the ERC/ERD marketplace. In addition to a potential loss of volume resulting from additional competitors, RB&T would also likely incur substantial pressure on its profit margin for its ERC/ERD products as well.

Reduced ERC/ERD volume or a decrease in profitability of the ERC/ERD products would have a material adverse impact to the Company’s overall earnings.

•
The TRS business operating segment represents a significant operational risk, and if the Company were unable to properly service the business, or grow the business, it could materially impact the earnings of the Company. Continued growth in this business operating segment requires continued increases in technology and employees to service the new business. In order to process the new business, the Company must implement and test new systems, as well as train new employees. The Company relies heavily on communications and information systems to conduct its TRS business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in customer relationship management and other systems. Significant operational problems could cause the Company to incur higher than normal credit losses. Significant operational problems could also cause a material portion of the Company’s tax-preparer base to switch to a competitor to process their bank product transactions, significantly reducing the Company’s projected revenue without a corresponding decrease in expenses.

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

•
RALs represent a significant liquidity, or funding, risk. Significantly overestimating or underestimating the Company’s liquidity or funding needs for the following first quarter’s tax season could have a material negative impact on the Company’s overall earnings. Funding for RAL liquidity requirements may also cost more than the Company’s current estimates and/or historical experience. The Company’s liquidity risk increases significantly during the first quarter of each year due to the RAL program. The Company has committed to its electronic filer and tax-preparer base that it will make RALs available to their customers under the terms of its contracts with them. This requires the Company to estimate liquidity, or funding needs for the RAL program, well in advance of the tax season. If management materially overestimates the need for funding during the tax season, a significant expense could be incurred without an offsetting revenue stream. If management materially underestimates its funding needs during the tax season, the Company could experience a significant shortfall of cash needed to fund RALs and could potentially be required to stop or reduce its RAL originations.

RALs represent a significant credit risk, and if the Company is unable to collect a significant portion of its RALs in tax seasons beyond the 2011 calendar year, it would materially, negatively impact the earnings of the Company. There is credit risk associated with a RAL because the funds are disbursed to the customer prior to the Company receiving the customer’s refund from the IRS. During the previous five years at TRS, net credit losses related to RALs originated within a given calendar year have ranged from a low of 0.36% to a high of 1.02% of total RALs originated (including retained and securitized RALs).

The Company collects substantially all of its payments related to RALs from the IRS. Losses generally occur on RALs when the Company does not receive payment from the IRS due to a number of reasons, such as IRS revenue protection strategies including audits of returns, errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process. Although the Company’s underwriting takes these factors into consideration during the loan approval process, if the IRS significantly alters its revenue protection strategies for a given tax season or the Company is incorrect in its underwriting assumptions, the Company could experience higher loan loss provisions above those from previous tax seasons. The provision for loan losses is a significant component of the TRS segment’s overall earnings.

A lower than acceptable level of profit in the TRS segment could cause the Company to exit this line of business.

•
A significant portion of the Company’s RAL, ERC and ERD volume and revenue is derived from two third party relationships. The loss of either of these relationships without replacing their volume, or a significant unplanned reduction in demand for their tax services, would materially, negatively impact the Company’s operations. Approximately 34% of the Company’s 2010 TRS segment revenue was derived from JH with another 29% from Liberty. In December 2009, the Company signed three year agreements with each of these tax service providers.  In December 2010, the Company amended its agreement with JH to, among other things, extend the term of the agreement until October 2015.  Under certain specific circumstances, however, each provider could exit their contract with the Company. In addition, the tax preparation industry is highly competitive and the potential exists that these firms could lose clients to competitors which do not offer TRS products. A loss of business by Republic under either of these circumstances would have a material adverse effect on the Company’s earnings.

•
The IRS plans to explore the possibility of providing a new tool for the first quarter 2012 tax filing season to give taxpayers a mechanism to use a portion of their tax refund to pay for the services of a professional tax preparer. This product would likely present direct competition for the Bank’s ERC and ERD products, which could significantly negatively impact the Company’s earnings from these products. Approximately 55% of the TRS segment’s net income is derived from ERC and ERD products. Competition to these products from the IRS could substantially reduce demand for Republic’s product offering resulting in a substantial negative impact to the TRS segment’s earnings.

For additional discussion regarding TRS, see the following sections:
•     Part I Item 1 “Business”
•     Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o           “Critical Accounting Policies and Estimates”
o           “Recent Developments”
o           “Overview”
o           “Results of Operations”
o           “Financial Condition”
•     Part II Item 8 “Financial Statements and Supplementary Data:”
o           Footnote 1 “Summary of Significant Accounting Policies”
o           Footnote 3 “Loans and Allowance for Loan Losses”
o           Footnote 4 “Securitization”
o            Footnote 9 “Deposits”
o           Footnote 22 “Segment Information”
o           Footnote 23 “Regulatory Matters”

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

If the FDIC determines that RB&T is not in compliance with the Order, it has the authority to issue more restrictive enforcement actions. These enforcement actions could include significant penalties and/or requirements regarding the tax business which could significantly, negatively impact this segment’s profitability and cause the Company to exit the business altogether.

Deterioration in the quality of the Company’s Traditional Banking loan portfolio may result in additional charge-offs which will adversely impact Republic’s operating results. Over the previous four years, the Company has experienced some deterioration in the quality of its loan portfolio. Traditional banking net charge-offs to average loans outstanding were 0.51% for the year ended December 31, 2010 compared to 0.34%, 0.26%, and 0.10% for the years ended December 31, 2009, 2008 and 2007, respectively. Non-performing loans to total loans outstanding were 1.30% at December 31, 2010 compared to 1.90%, 0.58% and 0.40% at December 31, 2009, 2008 and 2007. Delinquent loans to total loans outstanding were 1.24% at December 31, 2010 compared to 1.98%, 1.07% and 0.69% at December 31, 2009, 2008 and 2007. Despite the various measures implemented by Republic to address the current economic situation, there may be further deterioration in the Company’s loan portfolio which will require additional charge-offs. Additional charge-offs will adversely affect the Company’s operating results and financial condition.

The Company owns four investment securities which the Company believes have an elevated level of credit risk and are extremely illiquid. Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. The Company owned and continues to own four private label mortgage backed and other private label mortgage-related security with an amortized cost of $6.3 million at December 31, 2010. For one of these securities, the Company has fully reserved for its projected losses through OTTI charges. The Company has partially written off the principal associated with this security, as a portion of its losses were passed through by the servicer/trustee. Further deterioration in economic conditions and/or new or additional downgrades from applicable rating agencies could cause the Company to record additional impairment charges up to $6.3 million in the future. See additional discussion regarding these impairment charges under Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statement and Supplementary Data.”

Fluctuations in interest rates could reduce profitability. The Company’s primary source of income is from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. The Company expects to periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either interest-bearing liabilities will be more sensitive to changes in market interest rates than interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to the Company’s position, earnings may be negatively affected.

The Company’s asset-liability management strategy may not be able to prevent changes in interest rates from having a material adverse effect on results of operations and financial condition. Overall, interest rates generally have decreased since fiscal year 2008. When interest rates begin to rise again, the Company’s interest income could rise at a slower pace than the Company’s interest expense and the fair value of the Company’s assets could decrease at a faster pace than the increase in the fair value of interest-bearing liabilities. These circumstances would cause a decline in the Company’s net interest income and a reduction in the economic value of the Company’s shareholders’ equity.

A continued stable interest rate environment could reduce profitability. From 2007 through early 2009, net interest income within the Traditional Banking segment benefitted from low short-term interest rates in combination with a “steep” yield curve and an increase in average-earning assets. The month-to-month improvement in this benefit when comparing to the same month in the previous year, however, began to decrease in late 2008, as the Company could no longer lower the rate on many of its interest-bearing liabilities, while its higher yielding interest-earning assets continued to paydown and reprice lower. At December 31, 2010, this month to month comparison was in a significant negative position. An on-going stable interest rate environment will cause the Company’s interest earning assets to continue to reprice into lower yielding assets without the ability for the Company to offset the decline in interest income through a reduction in its cost of funds. The continued contraction in the Company’s net interest margin will cause net income to decrease. The overall magnitude of the decrease in net interest income will depend on the period of time that the current interest rate environment remains.

Mortgage Banking activities could be adversely impacted by increasing long-term interest rates. The Company is unable to predict changes in market interest rates. Changes in interest rates can impact the gain on sale of loans, loan origination fees and loan servicing fees, which account for a significant portion of Mortgage Banking income. A decline in market interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand. Generally, if demand increases, Mortgage Banking income will be positively impacted by more gains on sale; however, the valuation of existing mortgage servicing rights will decrease and may result in a significant impairment. Moreover, a decline in demand for Mortgage Banking products could also adversely impact other programs/products such as home equity lending, title insurance commissions and service charges on deposit accounts.

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

The market price for the Company’s common stock may be volatile. The market price of the Company’s common stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of the Company’s common stock has in the past fluctuated significantly and is likely to continue to fluctuate significantly. Some of the factors that may cause the price of the Company’s common stock to fluctuate include:

•	Variations in the Company’s and its competitors’ operating results;
•	Changes in earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;
•	Announcements by the Company or its competitors of mergers, acquisitions and strategic partnerships;
•	Additions or departure of key personnel;
•	Actual or anticipated quarterly or annual fluctuations in operating results, cash flows and financial condition;
•	The announced exiting of or significant reductions in material lines of business within the Company;
•	Changes or proposed changes in banking laws or regulations or enforcement of these laws and regulations
•	Events affecting other companies that the market deems comparable to the Company;
•	Developments relating to regulatory examinations
•	Speculation in the press or investment community generally or relating to the Company’s reputation or the financial services industry;
•	Future issuances or re-sales of equity or equity-related securities, or the perception that they may occur
•	General conditions in the financial markets and real estate markets in particular, developments related to market conditions for the financial services industry;
•	Domestic and international economic factors unrelated to the Company’s performance
•	The presence or absence of short selling of the Company’s common stock; and
•	Future sales of the Company’s common stock or debt securities.

In addition, in recent years, the stock market, in general, has experienced extreme price and volume fluctuations. This is due, in part, to investors’ shifting perceptions of the effect of changes and potential changes in the economy on various industry sectors. This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their performance or prospects. These broad market fluctuations may adversely affect the market price of the Company’s common stock, notwithstanding its actual or anticipated operating results, cash flows and financial condition. The Company expects that the market price of its common stock will continue to fluctuate due to many factors, including prevailing interest rates, other economic conditions, operating performance and investor perceptions of the outlook for the Company specifically and the banking industry in general. There can be no assurance about the level of the market price of the Company’s common stock in the future or that you will be able to resell your shares at times or at prices you find attractive.

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

The Company’s insiders hold voting rights that give them significant control over matters requiring stockholder approval. The Company’s Chairman, President, and Vice Chairman hold substantial amounts of the Company’s Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes. This group generally votes together on matters presented to stockholders for approval. These actions may include, for example, the election of directors, the adoption of amendments to corporate documents, the approval of mergers, sales of assets and the continuation of the Company as a registered company with obligations to file periodic reports and other filings with the SEC. Consequently, other stockholders’ ability to influence Company actions through their vote may be limited and the non-insider stockholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. The Company cannot assure you that the majority stockholders will vote their shares in accordance with minority stockholder interests.

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

The Company’s funding sources may prove insufficient to replace deposits and support future growth. The Company relies on customer deposits, brokered deposits and advances from the Federal Home Loan Bank (“FHLB”) to fund operations. Although the Company has historically been able to replace maturing deposits and advances if desired, no assurance can be given that the Company would be able to replace such funds in the future if the Company’s financial condition or the financial condition of the FHLB or general market conditions were to change. The Company’s financial flexibility will be severely constrained if it is unable to maintain its access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if the Company is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

Although the Company considers such sources of funds adequate for its liquidity needs, the Company may seek additional debt in the future to achieve long-term business objectives. There can be no assurance additional borrowings, if sought, would be available to the Company or, if available, would be on favorable terms. The sale of equity or equity-related securities in the future may be dilutive to the Company’s shareholders, and debt financing arrangements may require the Company to pledge some of its assets and enter into various affirmative and negative covenants, including limitations on operational activities and financing alternatives. Future financing sources, if sought, might be unavailable to the Company or, if available, could be on terms unfavorable to the Company and may require regulatory approval. If additional financing sources are unavailable or are not available on reasonable terms, growth and future prospects could be adversely affected.

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

The Company’s information systems may experience an interruption or breach in security that could impact the Company’s operational capabilities. The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the impact of the failure, interruption or security breach of information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrences of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Recent health care legislation could increase the Company’s expenses or require it to pass further costs on to its employees, which could adversely affect operations, financial condition and earnings. Legislation enacted in 2010 requires companies to provide expanded health care coverage to their employees, such as affordable coverage to part-time employees and coverage to dependent adult children of employees. Companies will also be required to enroll new employees automatically into one of their health plans. Compliance with these and other new requirements of the health care legislation will increase the Company’s employee benefits expense, and may require the Company to pass these costs on to employees, which could give the Company a competitive disadvantage in hiring and retaining qualified employees.

Clients could pursue alternatives to bank deposits, causing the Company to lose a relatively inexpensive source of funding. Checking and savings account balances and other forms of client deposits could decrease if clients perceive alternative investments, such as the stock market, as providing superior expected returns. If clients move money out of bank deposits in favor of alternative investments, Republic could lose a relatively inexpensive source of funds, increasing its funding costs.

Company expenses will increase as a result of increases in FDIC insurance premiums. As part of a plan to restore the reserve ratio of the Deposit Insurance Fund, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. The Company recorded an expense of $1.4 million during the quarter ended June 30, 2009, to reflect the special assessment. The FDIC has also increased its maximum quarterly assessment rates and changed the method by which rates are calculated. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, broadens the base for FDIC insurance assessments. Effective April 1, 2011, assessments will be based on the average consolidated total assets less tangible equity capital of a financial institution. Any further special assessments or increases to quarterly assessment rates will adversely affect the Company’s earnings. Moreover, under the Dodd-Frank Act, the minimum statutory reserve ratio for the FDIC’s Deposit Insurance Fund will increase from 1.15% to 1.35% of insurable deposits by September 30, 2020, although banks with assets under $10 billion are exempt from any FDIC assessments necessary to increase the Deposit Insurance Fund above 1.15%. There can be no assurance that the FDIC will not impose additional special assessments, or increase the deposit premiums applicable to the Company, in the future.

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

The Company assesses two types of fees related to overdrawn accounts, a fixed per item fee and a fixed daily charge for being in overdraft status. The per item fee for this service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available. As such, it is classified on the income statement in “service charges on deposits” as a component of non interest income along with per item fees assessed to customers not in the Overdraft Honor program. A substantial majority of the per item fees in service charges on deposits relates to customers in the Overdraft Honor program. The daily fee assessed to the client for being in overdraft status is considered a loan fee and is thus included in interest income under the line item “loans, including fees.” The total net per item fees included in service charges on deposits for the years ended December 31, 2010 and 2009 were $11.0 million and $12.3 million. The total net daily overdraft charges included in interest income for the years ended December 31, 2010 and 2009 were $2.0 million and $2.3 million. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would significantly reduce Company earnings.

In November 2010, the FDIC issued its final guidance on Automated Overdraft payment programs which will require FDIC regulated banks to implement and maintain robust oversight of these programs. The new guidance, as interpreted, will have a material adverse effect on the Company’s net income. This guidance states, “the FDIC expects institutions to implement effective compliance and risk management systems, policies, and procedures to ensure that institutions manage any overdraft payment programs in accordance with the 2005 Joint Guidance on Overdraft Protection Programs (Joint Guidance)(FIL-11-2005) and the FRB November 12, 2009 amendments to Regulation E, to avoid harming consumers or creating other compliance, operational, financial, reputational or other risks. As changes are made to overdraft payment programs in response to regulatory developments or to implement additional recommendations, institutions are reminded to ensure that customer communications (e.g. agreements, correspondence, marketing materials, etc.) are updated accordingly, present information accurately and are not misleading. In order to allow sufficient time for institutions to review, consider and respond to the expectations in the final guidance, the FDIC expects that any additional efforts to mitigate risk would be in place by July 1, 2011.”

Management believes these guidelines, as interpreted by management, will have a material negative impact on the Company’s net income in 2011 and beyond. Because of the large number of changes required by the guidelines and the lack of interpretive guidance available from the FDIC at this time regarding some of the provisions within the guidelines, management is unable to determine precisely how negative the impact will be. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would further significantly reduce the Company’s net income.

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

The recently enacted Dodd-Frank Act may adversely affect the Company’s business, financial conditions and results of operations. On July 21, 2010, the President of the U.S. signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”). The Dodd-Frank Act imposes various new restrictions and creates an expanded framework of regulatory oversight for financial institutions. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on the Company will not be known for months or even years.

Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. Republic is monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank on the Company cannot be determined yet, the law is likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on the Company’s operations.

Government responses to economic conditions may adversely affect the Company’s operations, financial condition and earnings. Newly enacted financial reform legislation will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies. The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect Company operations by restricting business activities, including the Company’s ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.  These measures are likely to increase the Company’s costs of doing business and may have a significant adverse effect on the Company’s lending activities, financial performance and operating flexibility. In addition, these risks could affect the performance and value of the Company’s loan and investment securities portfolios, which also would negatively affect financial performance.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering operating costs, could have a significant negative effect on the Company’s borrowers, especially business borrowers, and the values of underlying collateral securing loans, which could negatively affect the Company’s financial performance.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. Republic has 35 banking centers located in Kentucky, four banking centers located in Florida, three banking centers in Indiana and one banking center located in Ohio.

The location of Republic’s facilities, their respective approximate square footage and their form of occupancy are as follows:

	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L	(1)
601 West Market Street, Louisville	57,000	L	(1)
661 South Hurstbourne Parkway, Louisville	42,000	L	(1)
9600 Brownsboro Road, Louisville	15,000	L	(1)
5250 Dixie Highway, Louisville	5,000	O/L	(2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L	(2)
9101 U.S. Highway 42, Prospect	3,000	O/L	(2)
11330 Main Street, Middletown	6,000	O/L	(2)
3902 Taylorsville Road, Louisville	4,000	O/L	(2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L	(2)
5125 New Cut Road, Louisville	4,000	O/L	(2)
4808 Outer Loop, Louisville	4,000	O/L	(2)
438 Highway 44 East, Shepherdsville	4,000	O/L	(2)
4921 Brownsboro Road, Louisville	2,000	L
3950 Kresge Way, Suite 108, Louisville	1,000	L
3726 Lexington Road, Louisville	4,000	L
2028 West Broadway, Suite 105, Louisville	3,000	L
220 Abraham Flexner Way, Suite 100, Louisville	1,000	L
1420 Poplar Level Road, Louisville	3,000	O
6401 Claymont Crossing, Crestwood	4,000	L

Lexington
3098 Helmsdale Place	5,000	O/L	(2)
3608 Walden Drive	4,000	O/L	(2)
651 Perimeter Drive	4,000	L
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
8513 U.S. Highway 42, Florence	4,000	L
2051 Centennial Boulevard, Independence	2,000	L

Owensboro
3500 Frederica Street	5,000	O
3332 Villa Point Drive, Suite 101	2,000	L

(continued)

	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Bowling Green, 1700 Scottsville Road	5,000	O

Elizabethtown, 1690 Ring Road	6,000	O

Frankfort, 100 Highway 676	3,000	O/L	(2)

Georgetown, 430 Connector Road	4,000	O/L	(2)

Shelbyville, 1614 Midland Trail	4,000	O/L	(2)

Southern Indiana Banking Centers

4571 Duffy Road, Floyds Knobs	4,000	O/L	(2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Florida Banking Centers

9100 Hudson Avenue, Hudson	4,000	O
34650 U.S. Highway 19, Palm Harbor	3,000	L
9037 U.S. Highway 19, Port Richey	8,000	O
11502 North 56th Street, Temple Terrace	3,000	L

Ohio Banking Center

9683 Kenwood Road, Blue Ash	3,000	L

Support and Operations

200 South Seventh Street, Louisville, KY	45,000	L	(1)
125 South Sixth Street, Louisville, KY	1,000	L
401 East Chestnut, Suite 620, Louisville, KY	500	L

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

Item 3.  Legal Proceedings.

In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings. In the opinion of management, except as set forth below, there is no proceeding or litigation pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank.

Notice of Charges for an Order to Cease and Desist and Notice of Hearing

On February 10, 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Notice”) regarding its RAL program. A copy of the Notice is set forth as Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011. The Notice contends that RB&T’s practice of originating RALs without the benefit of the Debt Indicator (“DI”) from the IRS is unsafe and unsound. The Notice does not address RB&T’s Electronic Refund Check (“ERC”) and Electronic Refund Deposits (“ERD”) products. The Notice initiated an agency adjudication proceeding, In Republic Bank & Trust Company, to determine whether the FDIC should issue a cease and desist order to restrain RB&T’s RAL program.

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an ALJ appointed by the FDIC. The Notice set RB&T’s hearing at 60 days from the date of service of the Notice or on such date and at such place as may be set by the ALJ. As part of the hearing process, the ALJ will take evidence on the items specified in the Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept or reject the ALJ’s recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC, but the recommendation is generally due 45 days after the hearing-related matters are concluded. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation, or argument before the FDIC Board, to render a decision. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals for the Sixth Circuit. Filing an appeal would not operate as a stay of the order.

The Board and management believe the charges from the FDIC to be without merit and intend to vigorously defend RB&T’s right to offer a legal product to those who wish to purchase the product.

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank and Trust Company v. Federal Deposit Insurance Corporation, et al. The complaint states that the FDIC’s actions to prohibit RB&T from offering RALs constitute a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the APA or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also states that the FDIC has unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint seeks declaratory and injunctive relief.

See Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011 for additional detail regarding the Notice.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Republic’s Class A Common Stock is traded on The NASDAQ Global Select Market® (“NASDAQ”) under the symbol “RBCAA.” The following table sets forth the high and low market value of the Class A Common Stock and the dividends declared on Class A Common Stock and Class B Common Stock during 2010 and 2009.

2010
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B

March 31st	$20.60	$15.11	$0.132	$0.120
June 30th	25.26	19.06	0.143	0.130
September 30th	25.97	18.87	0.143	0.130
December 31st	24.37	20.25	0.143	0.130

2009
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B

March 31st	$27.20	$14.76	$0.121	$0.110
June 30th	26.47	18.34	0.132	0.120
September 30th	25.53	19.96	0.132	0.120
December 31st	20.60	17.77	0.132	0.120

At February 11, 2011, the Company’s Class A Common Stock was held by 608 shareholders of record and the Class B Common Stock was held by 129 shareholders of record. There is no established public trading market for the Company’s Class B Common Stock. The Company intends to continue its historical practice of paying quarterly cash dividends; however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and other considerations. The payment of dividends is subject to the regulatory restrictions described in Footnote 15 “Stockholders’ Equity and Regulatory Capital Matters” of Part II Item 8 “Financial Statements and Supplementary Data.”

Republic has made available to its employees participating in its 401(k) plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in the form of broker’s transactions. As of December 31, 2010, the trustee held 200,253 shares of Class A Common Stock and 2,648 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2010 are included in the following table:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
				as Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plan
Period	Shares Purchased		Paid Per Share	or Programs	or Programs

October 1 - October 31	-		$-	-
November 1 - November 30	-		-	-
December 1 - December 31	1,114		23.67	-
Total	1,114	*	$23.67	-	327,093

* - Represents shares received by the Company in connection with stock option exercises.

During 2010, the Company repurchased approximately 17,000 shares and there were approximately 74,000 shares exchanged for stock option exercises. During the fourth quarter of 2009, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2010, the Company had 327,093 shares which could be repurchased under the current share repurchase programs.

During 2010, there were approximately 2,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

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

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the NASDAQ Bank Stocks Index and the Standard & Poor’s (“S&P”) 500 Index. The graph covers the period beginning December 31, 2005 and ending December 31, 2010. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the NASDAQ Bank Index and the S&P 500 Index on December 31, 2005. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
Republic Bancorp Class
A Common Stock	$100.00	$125.13	$88.57	$148.98	$115.50	$136.78
NASDAQ Bank Index	100.00	113.82	91.16	71.52	59.87	68.34
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99

Item 6.  Selected Financial Data

The following table sets forth Republic Bancorp Inc.’s selected financial data from 2006 through 2010. This information should be read in conjunction with Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 8 “Financial Statements and Supplementary Data.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2010	2009	2008	2007	2006

Income Statement Data:

Total interest income	$193,473	$212,605	$202,142	$199,097	$176,540
Total interest expense	36,661	48,742	72,418	104,619	88,242
Net interest income	156,812	163,863	129,724	94,478	88,298
Provision for loan losses	19,714	33,975	16,205	6,820	2,302
Total non interest income	87,658	57,621	45,960	37,851	31,700
Total non interest expenses	126,323	121,485	107,592	87,315	74,862
Income from continuing operations before
income tax expense	98,433	66,024	51,887	38,194	42,834
Income tax expense from continuing operations	33,680	23,893	18,235	13,281	14,718
Income from continuing operations before
discontinued operations, net of income
tax expense (1)	64,753	42,131	33,652	24,913	28,116
Income from discontinued operations, net
of income tax expense (1)	-	-	-	-	235
Net income	64,753	42,131	33,652	24,913	28,351

Balance Sheet Data:

Investment securities	$542,694	$467,235	$904,674	$580,636	$561,772
Gross loans	2,175,240	2,268,232	2,303,857	2,397,073	2,298,888
Allowance for loan losses	23,079	22,879	14,832	12,735	11,218
Total assets	3,622,703	3,918,768	3,939,368	3,165,359	3,046,787
Deposits	2,302,692	2,602,481	2,743,369	1,968,812	1,692,722
Securities sold under agreements to repurchase
and other short-term borrowings	319,246	299,580	339,012	398,296	401,886
Federal Home Loan Bank advances	564,877	637,607	515,234	478,550	646,572
Subordinated note	41,240	41,240	41,240	41,240	41,240
Total liabilities	3,251,327	3,602,748	3,663,446	2,916,499	2,809,439
Total stockholders' equity	371,376	316,020	275,922	248,860	237,348

Per Share Data:

Earnings per share from continuing operations:
Basic earnings per Class A Common Stock	$3.11	$2.04	$1.65	$1.22	$1.38
Basic earnings per Class B Common Stock	3.06	1.99	1.60	1.18	1.35
Diluted earnings per Class A Common Stock	3.10	2.02	1.62	1.20	1.35
Diluted earnings per Class B Common Stock	3.04	1.98	1.58	1.16	1.32

Earnings per share from discontinued operations: (1)
Basic earnings per Class A Common Stock	-	-	-	-	0.01
Basic earnings per Class B Common Stock	-	-	-	-	-
Diluted earnings per Class A Common Stock	-	-	-	-	-
Diluted earnings per Class B Common Stock	-	-	-	-	-

Earnings per share:
Basic earnings per Class A Common Stock	3.11	2.04	1.65	1.22	1.38
Basic earnings per Class B Common Stock	3.06	1.99	1.60	1.18	1.35
Diluted earnings per Class A Common Stock	3.10	2.02	1.62	1.20	1.35
Diluted earnings per Class B Common Stock	3.04	1.98	1.58	1.16	1.32

Item 6.  Selected Financial Data (continued)

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2010	2009	2008	2007	2006

Per Share Data: (continued)

Market value per share at December 31,	$23.75	$20.60	$27.20	$16.53	$23.90
Book value per share at December 31,	17.74	15.19	13.38	12.26	11.53
Tangible book value per share (3)	16.87	14.28	12.59	11.41	11.25
Cash dividends declared per Class A Common Stock	0.561	0.517	0.473	0.424	0.363
Cash dividends declared per Class B Common Stock	0.510	0.470	0.430	0.386	0.330

Performance Ratios:

Return on average assets (ROA) from
continuing operations	1.85%	1.23%	1.04%	0.81%	0.98%
Return on average assets (ROA)	1.85%	1.23%	1.04%	0.81%	0.99%
Return on average equity (ROE) from
continuing operations	17.92%	13.77%	12.58%	10.25%	12.46%
Return on average equity (ROE)	17.92%	13.77%	12.58%	10.25%	12.56%
Efficiency ratio from continuing operations (2)	52%	53%	57%	66%	63%
Yield on average interest-earning assets	5.74%	6.54%	6.54%	6.69%	6.43%
Cost of average interest-bearing liabilities	1.37%	1.82%	2.78%	4.12%	3.81%
Net interest spread	4.37%	4.72%	3.76%	2.57%	2.62%
Net interest margin	4.65%	5.04%	4.20%	3.17%	3.22%

Asset Quality Ratios - Total Company:

Non-performing loans to total loans	1.30%	1.90%	0.58%	0.40%	0.28%
Non-performing assets to total loans (including OREO)	1.84%	2.11%	0.83%	0.43%	0.30%
Allowance for loan losses to total loans	1.06%	1.01%	0.64%	0.53%	0.49%
Allowance for loan losses to non-performing loans	82%	53%	110%	132%	175%
Net loan charge offs to average loans from
continuing operations	0.83%	1.09%	0.60%	0.22%	0.10%
Delinquent loans to total loans	1.24%	1.98%	1.07%	0.69%	0.49%

Asset Quality Ratios - Traditional Banking Segment:

Non-performing loans to total loans	1.30%	1.90%	0.58%	0.40%	0.28%
Non-performing assets to total loans (including OREO)	1.84%	2.11%	0.83%	0.43%	0.30%
Allowance for loan losses to total loans	1.06%	1.01%	0.64%	0.53%	0.49%
Allowance for loan losses to non-performing loans	82%	53%	110%	132%	175%
Net loan charge offs to average loans	0.51%	0.34%	0.26%	0.10%	0.06%
Delinquent loans to total loans	1.24%	1.98%	1.07%	0.69%	0.49%

Capital Ratios:

Average stockholders' equity to average total assets	10.31%	8.95%	8.28%	7.86%	7.91%
Total risk based capital	22.04%	18.37%	15.43%	13.90%	14.30%
Tier 1 capital	20.89%	17.25%	14.72%	13.29%	13.73%
Tier 1 leverage capital	12.05%	10.52%	8.80%	8.75%	8.92%
Dividend payout ratio	18%	25%	29%	35%	26%

Other Information:

End of period full time equivalent employees	744	735	724	727	698
Number of banking centers	43	44	45	40	38

(1)	–	Represents the Company exiting the payday loan segment of business during 2006.
(2)	–
Equals total non-interest expense divided by the sum of net interest income and non interest income. The ratio excludes net loss on sales, calls and impairment of investment securities. Ratio excludes net gain (loss) on sales, calls and impairment of investment securities.

(3)	–	Represents total equity less goodwill, core deposit intangible asset, and mortgage servicing rights asset divided by total shares outstanding.

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

As used in this filing, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: Republic Bank & Trust Company and Republic Bank.

Republic Bancorp and its subsidiaries operate in a heavily regulated industry. These regulatory requirements can and do affect the Company’s results of operations and financial condition. For an update on regulatory matters affecting the Company and its subsidiaries, see Footnote 23 “Regulatory Matters” in Part II Item 8 “Financial Statements and Supplementary Data.”

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, recession, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations or the interpretation and enforcement thereof, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required, as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”) including under Part 1 Item 1A “Risk Factors.”

Broadly speaking, forward-looking statements include:

•	projections of revenue, expenses, income, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;
•	descriptions of plans or objectives for future operations, products or services;
•	forecasts of future economic performance; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:

•	delinquencies, future credit losses, non-performing loans and non-performing assets;
•	further developments in the Company’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provision for loans losses;
•	deteriorating credit quality, including changes in the interest rate environment and reducing interest margins;
•	the overall adequacy of the allowance for loans losses;
•	future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;
•	the future regulatory viability of the Tax Refund Solutions (“TRS”) business operating segment;
•	anticipated future funding sources for TRS;
•	potential impairment of investment securities;
•	the future value of mortgage servicing rights;
•	the impact of new accounting pronouncements;
•	legal and regulatory matters including results and consequences of regulatory guidance, rule-making, interpretations, actions and examinations;

•
the extent to which regulations written and implemented by the newly created federal Bureau of Consumer Financial Protection, and other federal, state, local, and foreign governmental regulation of consumer lending, and related financial products and services may limit or prohibit the operation of the Company’s business;

•	future capital expenditures;
•	the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations; and
•	recession, inflation, interest rates, market and monetary fluctuations and the Bank’s ability to maintain current deposit and loan levels at current interest rates.

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

Republic believes its critical accounting policies and estimates relate to:

•	TRS allowance for loan losses and provision for loan losses
•	Banking segment allowance for loan losses and provision for loan losses
•	Mortgage servicing rights
•	Income tax accounting
•	Goodwill and other intangible assets
•	Impairment of investment securities

TRS Allowance for Loan Losses and Provision for Loan Losses – Substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons including IRS audits resulting from its revenue protection strategies, errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process. Substantially all RALs are originated by the end of March of each year. At March 31st of each year, the Company has historically reserved for its estimated RAL losses for the year based on current and prior-year funding patterns, information received from the IRS on current year payment processing, projections using the Company’s internal RAL underwriting criteria applied against prior years’ customer data, and the subjective experience of Company management.

On August 5, 2010, the IRS issued a news release stating that it will no longer provide tax preparers and associated financial institutions with the Debt Indicator (“DI”) beginning with the first quarter 2011 tax season. The DI indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally funded student loans.

While underwriting for RALs involves several individual components, the DI has historically represented a significant part of the overall underwriting for the product. Without the DI, RB&T will experience a higher provision for loan losses related to its RAL portfolio during 2011. Due to the elimination of the DI, management believes that the final provision for loan losses related to RALs for 2011 will be much closer to the delinquent RALs as of the end of the first quarter as compared to previous years. If the projected payments received subsequent to the first quarter for delinquent RALs as of March 31st differ significantly from those assumptions used by management in making its determination of its first quarter provision for loan losses related to RALs, an adjustment to the allowance for loan losses and the resulting effect on the income statement could be material.

During 2010, the Company incurred $10.8 million in RAL losses compared to $23.1 million during 2009 for RALs originated during the 2010 and 2009 calendar years, representing 0.36% and 0.93% of total RALs originated during the respective tax years. Historically at TRS, net credit losses within a given calendar year, which includes recoveries of prior year charge offs, have ranged from a low of 0.04% to a high of 1.17% of total RALs originated (including retained and securitized RALs). Including prior year recoveries, the Company incurred $8.1 million and $18.1 million in net credit losses associated with RALs during 2010 and 2009. Included as a reduction to the 2009 TRS provision for loan losses was $2.4 million representing a limited preparer-provided guarantee for RAL product performance.

For additional discussion regarding TRS, see the following sections:

•	Part I Item 1 “Business”
•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
•	Part II Item 8 “Financial Statements and Supplementary Data:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Securitization”
o	Footnote 9 “Deposits”
o	Footnote 22 “Segment Information”
o	Footnote 23 “Regulatory Matters”

Banking Segment Allowance for Loan Losses and Provision for Loan Losses – Republic maintains an allowance for probable incurred credit losses inherent in the Company’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the allowance for the loan losses on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis.

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

In addition to obtaining appraisals at the time of loan origination, the Company updates appraisals for collateral dependent loans with potential impairment. Updated appraisals for collateral-dependent commercial related loans exhibiting an increased risk of loss are obtained within one year of the last appraisal. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When determining the allowance amount, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the loan review department discounts the valuation of the collateral primarily based on the age of the appraisal and the real estate market conditions of the location of the underlying collateral.

Consumer loans are reviewed periodically and generally charged off when the loans reach 120 days past due or at any earlier point the loan is deemed uncollectible.

Based on management’s calculation, an allowance of $23 million, or 1.06%, of total loans was an adequate estimate of probable incurred losses within the loan portfolio as of December 31, 2010. This estimate resulted in banking segment provision for loan losses on the income statement of $11.6 million during 2010. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the allowance for loan losses and the resulting effect on the income statement could be material.

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) represent an estimate of the present value of future cash servicing income, net of estimated costs that Republic expects to receive on loans sold with servicing retained by the Company. MSRs are capitalized as separate assets when loans are sold and servicing is retained. This transaction is posted to net gain on sale of loans, a component of Mortgage Banking income in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Company. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted based on the weighted average remaining life. The amortization is recorded as a reduction to Mortgage Banking income. The MSR asset, net of amortization, recorded at December 31, 2010 was $8 million.

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

Income Tax Accounting – Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax liabilities and assets involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at December 31, 2010.

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected September 30th as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

At a minimum, management is required to assess goodwill and other intangible assets annually for impairment. This assessment involves estimating cash flows for future periods, preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the future cash flows are materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value. Based on its assessment, the Company believes its goodwill of $10 million and other identifiable intangibles of $117,000 were not impaired and are properly recorded in the consolidated financial statements as of December 31, 2010.

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

See additional discussion regarding impairment charges that the Company recorded during 2008, 2009 and 2010 under Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

RECENT DEVELOPMENTS

Regulatory Developments

As disclosed in Footnote 23 “Regulatory Matters,” Part II Item 8 “Financial Statements and Supplementary Data,” the FDIC concluded as part of its 2009 CRA Evaluation that RB&T violated Regulation B regarding documentation of spousal obligations on a limited number of loans identified within RB&T’s commercial lending area.

Prior to the FDIC’s notification to RB&T of the 2009 CRA Evaluation results, RB&T changed certain procedures and processes to better document its commercial loan origination process as it relates to the intent of both spouses to apply for and become obligated to repay certain commercial loans. The FDIC has notified RB&T of certain additional corrective actions to be undertaken in response to the alleged Regulation B violations. At this time, management is uncertain if and when the FDIC may issue further corrective actions.

On February 10, 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Notice”) regarding its RAL program. A copy of the Notice is set forth as Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011. The Notice contends that RB&T’s practice of originating RALs without the benefit of the DI from the IRS is unsafe and unsound. The Notice does not address RB&T’s ERC and ERD products. The Notice initiated an agency adjudication proceeding, In Republic Bank & Trust Company, to determine whether the FDIC should issue a cease and desist order to restrain RB&T’s RAL program.

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an Administrative Law Judge (“ALJ”) appointed by the FDIC. The Notice set RB&T’s hearing at 60 days from the date of service of the Notice or on such date and at such place as may be set by the ALJ. As part of the hearing process, the ALJ will take evidence on the items specified in the Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept or reject the ALJ’s recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC, but the recommendation is generally due 45 days after the hearing-related matters are concluded. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation, or argument before the FDIC Board, to render a decision. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals for the Sixth Circuit. Filing an appeal would not operate as a stay of the order.

The Board and management believe the charges from the FDIC to be without merit and intend to vigorously defend RB&T’s right to offer a legal product to those who wish to purchase the product.

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank and Trust Company v. Federal Deposit Insurance Corporation, et al. The complaint states that the FDIC’s actions to prohibit RB&T from offering RALs constitute a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the Administrative Procedure Act (the “APA”) or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also states that the FDIC has unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint seeks declaratory and injunctive relief.

See Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011 for additional detail regarding the Notice.

OVERVIEW

Table 1 – Summary

Year Ended December 31, (dollars in thousands, except per share data)	2010	2009	2008

Net income	$64,753	$42,131	$33,652
Diluted earnings per Class A Common Stock	3.10	2.02	1.62
Return on average assets (ROA)	1.85%	1.23%	1.04%
Return on average equity (ROE)	17.92%	13.77%	12.58%

Net income for the year ended December 31, 2010 was $64.8 million, representing an increase of $22.6 million, or 54%, compared to the same period in 2009. Diluted earnings per Class A Common Share increased 53% from $2.02 for the year ended December 31, 2009 to $3.10 for the same period in 2010. Additional discussion follows in this section of the filing under “Results of Operations.”

General highlights by segment for the year ended December 31, 2010 consisted of the following:

Traditional Banking

•	Net income increased $2.5 million, or 16%, for the year ended December 31, 2010 compared to the same period in 2009.

•
Net interest income decreased $4.7 million, or 4%, for the year ended December 31, 2010 compared to the same period in 2009. The Traditional Banking segment net interest margin declined 22 basis points for the year ended December 31, 2010 compared to the same period in 2009 to 3.57%.

•	Provision for loan losses was $11.6 million for the year ended December 31, 2010 compared to $15.9 million for the same period in 2009.

•	Non interest income increased $2.0 million, or 10%, for the year ended December 31, 2010 compared to the same period in 2009.

•	Total non interest expense decreased $1.5 million, or 2%, for the year ended December 31, 2010 compared to the same period in 2009.

•
Total non-performing loans to total loans decreased to 1.30% at December 31, 2010, from 1.90% at December 31, 2009, as the total balance of non-performing loans decreased by nearly $15 million for the same period.

Tax Refund Solutions (“TRS”)

•	Net income increased $24.3 million, or 121%, for the year ended December 31, 2010 compared to the same period in 2009.

•	Net interest income decreased $2.0 million, or 4%, for the year ended December 31, 2010 compared to the same period in 2009.

•	TRS recorded a provision for loan losses of $8.1 million for the year ended December 31, 2010, compared to $18.1 million for 2009.

•	TRS posted non interest income of $59.1 million for the year ended December 31, 2010 compared to $25.9 million for the same period in 2009.

•
The IRS announced it would no longer provide the DI to banks that participate in the RAL business. See discussion under “Results of Operations” in this section of the filing for further discussion related to the DI and for other matters impacting TRS.

•	Total RAL dollar volume increased 22% from $2.5 billion during the 2009 tax season to $3.0 billion during the 2010 tax season.

•	The Company obtained $562 million in brokered deposits during the fourth quarter of 2010 to fund projected RAL volume during the first quarter 2011 tax season.

For additional discussion regarding TRS, see the following sections:
•    Part I Item 1 “Business”
•    Part I Item 1A “Risk Factors”
•    Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o   “Critical Accounting Policies and Estimates”
o   “Recent Developments”
o   “Results of Operations”
o   “Financial Condition”
•    Part II Item 8 “Financial Statements and Supplementary Data:”
o   Footnote 1 “Summary of Significant Accounting Policies”
o   Footnote 3 “Loans and Allowance for Loan Losses”
o   Footnote 4 “Securitization”
o   Footnote 9 “Deposits”
o   Footnote 22 “Segment Information”
o   Footnote 23 “Regulatory Matters”

Mortgage Banking

•	Within the Mortgage Banking segment, Mortgage Banking income decreased $5.2 million for the year ended December 31, 2010 compared to the same period in 2009.

•
Mortgage banking income was negatively impacted by a decline in secondary market loan volume during 2010. During 2010, Republic originated for sale $289 million of fixed rate residential real estate secondary market loans compared to $556 million originated for sale during 2009.

•	Mortgage banking income during 2009 was positively impacted by the reversal of $1.2 million of the valuation allowance related to the MSR portfolio.

•
Non interest expenses increased $905,000 for the year ended December 31, 2010 compared to the same period in 2009 primarily due to a change in the allocation of certain shared expenses during 2010 between business operating segments.

General highlights by segment for the year ended December 31, 2009 consisted of the following:

Traditional Banking

•	Net income decreased $3.1 million, or 17%, for the year ended December 31, 2009 compared to the same period in 2008.

•	Net interest income decreased $841,000, or 1%, for the year ended December 31, 2009 compared to the same period in 2008.

•	Provision for loan losses was $15.9 million for the year ended December 31, 2009 compared to $8.2 million for the same period in 2008.

•	Non interest income increased $9.2 million, or 81%, for the year ended December 31, 2009 compared to the same period in 2008.

•	Total non interest expense increased $6.7 million for the year ended December 31, 2009 compared to the same period in 2008.

•
Total non-performing loans to total loans increased to 1.90% at December 31, 2009, from 0.58% at December 31, 2008, as the total balance of non-performing loans increased by nearly $30 million for the same period.

Tax Refund Solutions (“TRS”)

•	Net income increased $6.7 million, or 51%, for the year ended December 31, 2009 compared to the same period in 2008.

•	In addition to the increased RAL dollar volume, ERC dollar volume increased approximately 42% for the year ended December 31, 2009.

•	Net interest income increased $34.5 million, or 190%, for the year ended December 31, 2009 compared to the same period in 2008.

•	Non interest income decreased $5.3 million, or 17%, for the year ended December 31, 2009 compared to the same period in 2008.

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

•
The Company obtained $921 million in brokered deposits during the fourth quarter of 2009 to be used as funding for expected RAL volume during the first quarter 2010 tax season. The weighted average cost of the brokered deposits obtained during the fourth quarter of 2009 for the first quarter 2010 tax season was 0.51% with a final maturity of three months.

Mortgage Banking

•
Within the Mortgage Banking segment, Mortgage Banking income increased $7.5 million, or 212%, for the year ended December 31, 2009 compared to the same period in 2008. The Company sold $556 million of fixed rate residential real estate loans into the secondary market during 2009 compared to $235 million during 2008.

RESULTS OF OPERATIONS

Tax Refund Solutions (“TRS”)

TRS Material Contracts

During September and December of 2010, RB&T amended its Program Agreement with Jackson Hewitt, Inc. (“JHI”) to, among other things:

•
Incorporate certain terms of the Technology Agreement into the Program Agreement to provide that JHI assumes responsibility for provision of certain technology services, including personnel and support, and training previously provided by Jackson Hewitt Technology Services LLC (“JHTSL”);

•	Eliminate the fees payable by RB&T to JHI and JHTSL;
•	Extend the term of the agreement to October 31, 2015, unless terminated earlier;
•	Name RB&T as the exclusive provider of all RAL and/or AR products for a mutually agreed upon list of locations through the term of the contract;
•	Give RB&T the right of first refusal to be a financial product provider if a location is not served by another RAL provider;
•	Provide that in the event RB&T is no longer a RAL provider, RB&T shall remain JHI’s AR provider under the terms of the Sixth Amendment; and
•	Provide RB&T with the right to terminate the agreement and receive payment of certain monies if RB&T experiences RAL delinquency in excess of a designated level.

As a result of this amendment, a greater percentage of RB&T’s tax product volume will be originated through JH tax preparation offices in 2011; however, the total number of tax preparation offices offering RB&T’s tax products will remain equal to or below the total number of tax preparation offices offering RB&T’s products in 2010.

IRS Decision to Withhold the DI

On August 5, 2010, the IRS issued a news release stating that it will no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season. The DI indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally funded student loans.

While underwriting for RALs involves several individual components, the DI has historically represented a significant part of the overall underwriting for the product. Without the DI, RB&T will experience a higher provision for loan losses related to its RAL portfolio during 2011. Management believes that it estimated its RAL loan losses as a percentage of originations within a reasonable degree of certainty entering the 2011 tax season. To mitigate the loss of the DI, RB&T modified its underwriting and application requirements to approve fewer RALs, significantly reduced the maximum RAL amount to $1,500 for individual customers and raised its offering price to the consumer.

RB&T’s revised underwriting standards and application requirements combined with its reduced maximum RAL offering amount are expected to result in a projected 50% or more reduction in the aggregate dollar volume of RALs originated by the Bank during 2011. Based on these factors, the Company believes its funding needs for the first quarter 2011 tax season will be reduced by more than 50% of its first quarter 2010 requirements. Management believes net income within the TRS segment will increase during 2011 if the Company can achieve its projected RAL and ERC/ERD product volumes and provision for loan loss estimates.

In addition to the elimination of the DI, the IRS also has announced plans to explore the possibility of providing a new tool for the first quarter 2012 tax filing season to give taxpayers a mechanism to use a portion of their tax refund to pay for the services of a professional tax preparer. This product would likely present direct competition for RB&T’s ERC products. At this time, the Company is uncertain what impact, if any, this IRS product could have on the Company’s results of operations in 2012.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Business”
•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Critical Accounting Policies and Estimates”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
•	Part II Item 8 “Financial Statements and Supplementary Data:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Securitization”
o	Footnote 9 “Deposits”
o	Footnote 22 “Segment Information”
o	Footnote 23 “Regulatory Matters”

RB&T’s Two Largest Competitors in the Tax Industry Announced Their Exits from that Business Line

During 2010, the two larger banking competitors to RB&T within the tax refund industry announced they were exiting the business and would not provide products for the first quarter 2011 tax season. Based on limited information available, management believes that one of the two institutions exited this business line due to the burden of complying with new regulatory product offering guidelines, anticipated changes in consumer protection guidelines and on-going regulatory pressure combined with the immateriality of this line of business to its overall results of operation. According to printed reports, RB&T’s other large competitor, which had previously announced it would voluntarily exit the tax business in 2013, exited this business line in late 2010 due to a regulatory mandate that it could no longer offer RALs. RB&T’s management believes that these chains of events could dramatically increase the level of public and regulatory scrutiny RB&T receives in this line of business, as RB&T is now the largest provider of RALs remaining in the banking industry.

In addition, during February 2011, Republic’s two remaining competitors in the tax business that offered RALs announced that they would not offer RALs beyond the 2011 calendar year. This action left RB&T as the only bank remaining in the tax industry with plans to offer RALs beyond the 2011 calendar year, further increasing public and regulatory pressure for RB&T to discontinue the RAL product.

Notice of Charges for an Order to Cease and Desist and Notice of Hearing

On February 10, 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC regarding its RAL program. A copy of the Notice is set forth as Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011. The Notice contends that RB&T’s practice of originating RALs without the benefit of the Debt Indicator from the IRS is unsafe and unsound. The Notice does not address RB&T’s ERC and ERD products. The Notice initiated an agency adjudication proceeding, In Republic Bank & Trust Company, to determine whether the FDIC should issue a cease and desist order to restrain RB&T’s RAL program.

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an ALJ appointed by the FDIC. The Notice set RB&T’s hearing at 60 days from the date of service of the Notice or on such date and at such place as may be set by the ALJ. As part of the hearing process, the ALJ will take evidence on the items specified in the Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept or reject the ALJ’s recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC, but the recommendation is generally due 45 days after the hearing-related matters are concluded. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation, or argument before the FDIC Board, to render a decision. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals for the Sixth Circuit. Filing an appeal would not operate as a stay of the order.

The Board and management believe the charges from the FDIC to be without merit and intend to vigorously defend RB&T’s right to offer a legal product to those who wish to purchase the product.

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank and Trust Company v. Federal Deposit Insurance Corporation, et al. The complaint states that the FDIC’s actions to prohibit RB&T from offering RALs constitute a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the APA or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also states that the FDIC has unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint seeks declaratory and injunctive relief.

See Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011 for additional detail regarding the Notice.

Discussion of 2010 vs. 2009

Net interest income within the TRS segment decreased $2.0 million, or 4%, for the year ended December 31, 2010 compared to the same period in 2009. The decrease in net interest income within the TRS segment was primarily due to a $5.3 million, or 9%, reduction in RAL fee income resulting from the Company’s revised 2010 pricing model, which substantially lowered RB&T’s RAL fee to its customers. In conjunction with the revised 2010 pricing model, Republic significantly reduced third party rebates to its technology and service providers, partially offsetting the reduction in price. TRS was also able to partially offset the decline in RAL fees through an increase in volume, as the total number of RALs processed increased 15% over 2009 while the dollar volume of RALs processed increased 22%.

TRS net interest income benefited significantly from lower funding costs during 2010 compared to 2009. Average brokered deposits outstanding utilized to fund RALs during year ended December 31, 2010 and 2009 were $313 million and $447 million with a weighted average cost of 0.50% and 0.97%, respectively. As a result, interest expense for the TRS segment was $1.6 million for the year ended December 31, 2010, a decrease of $3.4 million, or 68%, from the same period in 2009.

Substantially all RALs issued by the Company each year are made during the first quarter. At March 31st of each year the Company reserves for its estimated RAL losses for the year based on current year and historical funding patterns and based on information received from the IRS on current year payment processing. The Company charges off substantially all outstanding RALs by June 30th each year with subsequent collections recorded as recoveries. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons including IRS audits resulting from revenue protection strategies, errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process. While the RAL application form is completed by the taxpayer in the tax-preparer’s office, the credit approval criteria is established by TRS and the underwriting decision is made by TRS. TRS reviews and evaluates all tax returns to determine the likelihood of IRS payment. If any attribute of the tax return appears to fall outside of predetermined parameters, TRS will not originate the RAL.

Within the TRS segment during 2010 (primarily the first quarter), the Company processed 22% more in dollars of RALS compared to the same period in 2009. Despite the increase in dollar volume of RALs processed during the 2010 tax season, the provision for loan losses associated with RALs decreased from $18.1 million during the year ended December 31, 2009 (with $22.0 million related to the first quarter of 2009) to $8.1 million during 2010 (with $14.0 million related to the first quarter of 2010). The decrease in the Company’s provision for loan losses was due to improved underwriting criteria developed from the Company’s 2009 tax season funding history from the IRS.

TRS non interest income increased $33.3 million, or 129%, for the year ended December 31, 2010 compared to the same period in 2009. Net ERC/ERD fees increased $33.5 million for the year ended December 31, 2010 compared to the same period in 2009 primarily attributable to the overall increase in volume at TRS during the tax season. ERC/ERD fee income was positively impacted by a 24% increase in the number of ERCs/ERDs processed. In addition, the Company increased ERC/ERD fee income significantly by reducing third party rebates to its technology and service providers.

TRS non interest expenses increased $5.5 million, or 20%, for 2010 compared to 2009. Salaries and employee benefits at TRS increased $1.9 million, or 23%, during 2010 compared to 2009. Approximately $865,000 of this increase related to higher bonus accruals, as TRS achieved its maximum tier for its 2010 profitability goal. The remaining increase in salaries and benefits was due to annual merit increases, additional staffing and increased employee benefits expense. Marketing and development expense decreased $2.5 million, or 25%, during the year ended December 31, 2010 due to a reduction in the fixed-payment portion of expenses associated with the Program and Technology Agreements with JH. The decrease was the result of amended contract terms reached for the 2010 tax season. Charitable contribution expense totaled $4.7 million at TRS for the year ended December 31, 2010. Due to the financial success the Company achieved in the first quarter of 2010, Republic made a $5 million contribution to the new Republic Bank Foundation, which was formed to support charitable, educational, scientific and religious organizations throughout communities in Kentucky, Indiana, Ohio and Florida. The Company allocated the cost of this contribution to its operating segments using a formula based on gross profits.

Subsequent to the first quarter of 2010, the results of operations for the TRS business operating segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated provision for loan losses, as estimated results became final. However, as was the case in 2009 and 2010, the fourth quarter was impacted by the funding strategy for the following first quarter’s tax season. As detailed in the section titled “TRS Funding – First Quarter 2011 Tax Season” above under Item 1 “Business,” the TRS business operating segment incurred a fourth quarter net loss of $2.7 million with approximately $70,000 attributable to the negative spread the segment earned on brokered deposits obtained for the first quarter 2011 tax season. For the fourth quarter of 2009, the TRS segment reported a net loss of $1.4 million with approximately $173,000 attributable to the negative spread the segment earned on brokered deposits obtained for the first quarter 2010 tax season.

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

Within the TRS segment during 2009 (primarily the first quarter), the Company processed 39% more in dollars of RALs compared to the same period in 2008. The TRS segment’s provision for loan losses increased from $8.1 million during the year ended December 31, 2008 (with $7.5 million related to the first quarter of 2008) to $18.1 million during the year ended December 31, 2009 (with $22.0 million related to the first quarter of 2009). Included as a reduction to the 2009 TRS provision for loan losses was $2.4 million representing a limited preparer-provided guarantee for RAL product performance. Substantially all of this credit was recorded during the first quarter of 2009. Not included in the 2008 net provision for loan losses was $6.4 million for losses associated with securitized RALs which were recorded as a reduction to net RAL securitization income because these losses represented a decrease in the net present value of the future estimated cash flows of the residual interest. The increase in losses associated with RALs during 2009 was primarily due to the increased overall volume, coupled with higher estimated RAL losses as a percent of total originations related to an increase in the amount of refunds held by the IRS for reasons such as errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company. As of December 31, 2009, $18.1 million of RALs originated during 2009 were charged off compared to $15.3 million (includes $6.4 million of securitized RALs) at December 31, 2008 for RALs originated during 2008.

TRS non interest income decreased $5.3 million, or 170%, for 2009 compared to 2008. Approximately $12.8 million of the net change in non interest income was due to the change in the Company’s funding strategy for the tax business during the first quarter 2009 tax season. The securitization utilized during 2008 had the effect of reclassifying the fee income earned, interest expense paid for securitized RALs and provision expense for securitized RALs into “Net RAL securitization income,” which is a component of non interest income. During 2009, these items were classified in interest income on loans, interest expense on deposits and provision for loan losses, respectively. The Company recognized net RAL securitization income of $13.3 million (with $12.6 million associated with the first quarter) and sold $1.1 billion RALs into the securitization during 2008.

Net ERC fees increased $7.5 million, or 42%, for 2009 compared to 2008 attributable to the overall increase in volume at TRS during the tax season. The increase in ERC fees was consistent with the growth in the overall tax program, which resulted from additional business obtained through the Company’s Jackson Hewitt relationship and through the Company’s independent tax-preparer customer base.

As detailed in the section titled “TRS Funding – First Quarter 2010 Tax Season” above under Item 1 “Business,” the TRS business operating segment incurred a fourth quarter net loss of $1.4 million with approximately $173,000 attributable to the negative spread the segment earned on brokered deposits obtained for the first quarter 2010 tax season. For the fourth quarter of 2008, the TRS segment reported a net loss of $3.0 million with approximately $2.2 million attributable to the negative spread the segment earned on brokered deposits obtained for the first quarter 2009 tax season. The improvement from the fourth quarter of 2008 was due to the more favorable interest rate environment during the fourth quarter of 2009.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Business”
•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Critical Accounting Policies and Estimates”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
•	Part II Item 8 “Financial Statements and Supplementary Data:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Securitization”
o	Footnote 9 “Deposits”
o	Footnote 22 “Segment Information”
o	Footnote 23 “Regulatory Matters”

Table 2 – Net RAL Securitization Income

Detail of Net RAL securitization income follows:

Year Ended December 31, (in thousands)	2010	2009	2008

Net gain on sale of RALs	$-	$-	$8,307
Increase in securitization residual	265	514	5,040

Net RAL securitization income	$265	$514	$13,347

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Business”
•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Critical Accounting Policies and Estimates”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
•	Part II Item 8 “Financial Statements and Supplementary Data:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Securitization”
o	Footnote 9 “Deposits”
o	Footnote 22 “Segment Information”
o	Footnote 23 “Regulatory Matters”

Net Interest Income

The largest source of Republic’s revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits, securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Discussion of 2010 vs. 2009

Total Company net interest income decreased $7.1 million, or 4%, for the year ended December 31, 2010 compared to the same period in 2009. The total Company net interest margin decreased 39 basis points to 4.65% for the same period. The significant components comprising the total Company increase in net interest income were as follows:

Traditional Banking segment

Net interest income decreased $4.7 million, or 4%, for 2010 compared to 2009. The Traditional Bank’s net interest margin declined 22 basis points for the same period to 3.57%. The decrease in net interest income was due primarily to a decline in interest income resulting from the continued paydowns and downward repricing of loans and investments. Generally, the Company’s strategy has largely been not to reinvest the cash it has been receiving from its loan and investment paydowns and pay-offs into assets with longer-term repricing horizons due to market projections of interest rate increases in the future. As a result, much of the cash the Company received from paydowns over the past several quarters has been reinvested into short-term, lower yielding investments, which has greatly improved the Company’s risk position from future interest rate increases, while negatively impacting current earnings.

The Company was able to partially offset the downward pressure on interest income during 2010 by utilizing the following liability strategies:

•	Continued lowering cost of funds by reducing rates on deposit products;

•
Exited a higher costing brokered money market relationship during September 2010. This relationship maintained average balances with Republic of approximately $47 million during 2010 and was paid a rate equivalent to three month LIBOR plus 0.25 basis points, which equated to an average interest rate of 0.65%. The withdrawal of funds was facilitated by Republic through a reduction in cash at the Federal Reserve Bank (“FRB”) which was earning 0.25% for the Company.

•
Paid off FHLB advances prior to their scheduled maturity dates. In total, the Company prepaid $87 million in FHLB advances with a weighted average cost of 3.48% during the first quarter of 2010. This strategy positively impacted net interest income for 2010 by an estimated $1.2 million.

As a result of the above strategies, the Banking segment lowered its cost of interest bearing liabilities by 6 basis points during 2010, to 1.49%.

In addition to the above liability strategies, the Company also retained in its portfolio during 2010 approximately $65 million of 15-year fixed rate residential real estate loans that it has traditionally sold into the secondary market. The weighted average rate of these loans was 3.96% with approximately $57 million of these loans retained during the fourth quarter of the year.

As previously stated, during 2009 and 2010 the Company employed a conservative investment strategy, which involved minimal credit risk and minimal interest rate risk, leading the Company to hold a significant sum of cash at the Federal Reserve for much of the previous two years. In February 2011, the Company modified this conservative investment strategy, taking on more interest rate risk by reinvesting a portion of its excess cash into longer-term investment securities, thus increasing its projected net interest income and net interest margin in the near term. The Company made this revision to its conservative strategy, in large part, due to the on-going contraction of its net interest margin resulting from continued paydowns in its loan portfolio and the large amount of cash on hand earning 0.25%. Altogether, the Company purchased approximately $150 million of agency notes and mortgage-backed securities with an initial average yield of 3.61% and an average duration of 6.5 years. While this strategy will improve the Company’s near-term outlook for its net interest margin and net interest income, it will also negatively impact the Company’s interest rate risk position in a rising rate environment.

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

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Interest Rate Sensitivity for 2010” in this section of the filing.

TRS segment

Net interest income within the TRS segment decreased $2.0 million, or 4%, for the year ended December 31, 2010 compared to the same period in 2009. The decrease in net interest income within the TRS segment was primarily due to a $5.4 million, or 9%, reduction in RAL fee income resulting from the Company’s revised 2010 pricing model, which substantially lowered RB&T’s RAL fee to its customers. In conjunction with the revised 2010 pricing model, Republic significantly reduced third party rebates to its technology and service providers, partially offsetting the reduction in price. TRS was also able to partially offset the decline in RAL fees through an increase in volume, as the total number of RALs processed increased 15% over 2009 while the dollar volume of RALs processed increased 22%.

TRS net interest income benefited significantly from lower funding costs during 2010 compared to 2009. Average brokered deposits outstanding utilized to fund RALs during 2010 and 2009 were $313 million and $447 million with a weighted average cost of 0.50% and 0.97%, respectively. As a result, interest expense for the TRS segment was $1.6 million for 2010, a decrease of $3.4 million, or 68%, from 2009.

For additional discussion regarding TRS, see the following sections:
•    Part I Item 1 “Business”
•    Part I Item 1A “Risk Factors”
•    Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o    “Critical Accounting Policies and Estimates”
o    “Recent Developments”
o    “Overview”
o    “Results of Operations”
o    “Financial Condition”
•    Part II Item 8 “Financial Statements and Supplementary Data:”
o    Footnote 1 “Summary of Significant Accounting Policies”
o    Footnote 3 “Loans and Allowance for Loan Losses”
o    Footnote 4 “Securitization”
o    Footnote 9 “Deposits”
o    Footnote 22 “Segment Information”
o    Footnote 23 “Regulatory Matters”

Discussion of 2009 vs. 2008

Total Company net interest income increased $34.1 million, or 26%, for 2009 compared to 2008. The total Company net interest margin increased 84 basis points to 5.04% for the same period. The most significant components comprising the total Company increase in net interest income were as follows:

Traditional Banking segment

Net interest income decreased $841,000, or 1%, for 2009 compared to 2008. The traditional Bank’s net interest margin for the year ended December 31, 2009 declined 17 basis points compared to 2008, to 3.79%. From 2007 through early 2009, net interest income within the Traditional Banking segment benefitted from low short-term interest rates in combination with a “steep” yield curve and an increase in average-earning assets. The month-to-month improvement in this benefit when comparing to the same month in the previous year, however, began to decrease in late 2008, as the Company could no longer lower the rate on many of its interest-bearing liabilities, while its higher yielding interest-earning assets continued to paydown and reprice lower. A significant cause of the decline in the yield on interest-earning assets was the large amount of excess cash the Bank had on hand during 2009 earning a maximum of 0.25% at the FRB. In addition, on the liability side of the balance sheet, the Bank extended maturities on $185 million of its FHLB advances during the first and second quarters of 2009 in order to mitigate its risk position from a future rise in short-term interest rates. The weighted average cost of these advances went from 0.25% on an overnight basis to 2.99% after their maturities were extended.

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

For additional discussion regarding TRS, see the following sections:
•     Part I Item 1 “Business”
•     Part I Item 1A “Risk Factors”
•     Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o     “Critical Accounting Policies and Estimates”
o     “Recent Developments”
o     “Overview”
o     “Results of Operations”
o     “Financial Condition”
•     Part II Item 8 “Financial Statements and Supplementary Data:”
o     Footnote 1 “Summary of Significant Accounting Policies”
o     Footnote 3 “Loans and Allowance for Loan Losses”
o     Footnote 4 “Securitization”
o     Footnote 9 “Deposits”
o     Footnote 22 “Segment Information”
o     Footnote 23 “Regulatory Matters”

Table 3 provides detailed information as to average balances, interest income/expense and rates by major balance sheet category for 2010, 2009 and 2008. Table 4 provides an analysis of the changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 3 – Average Balance Sheets and Interest Rates for Years Ended December 31,

	2010			2009			2008
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities,
including FHLB stock(1)	$561,113	$15,799	2.82%	$536,612	$19,535	3.64%	$627,922	$30,145	4.80%
Tax exempt investment securities(1)(4)	160	11	10.58%	384	23	9.08%	1,704	57	5.15%
Federal funds sold and other interest-
earning deposits	473,137	1,200	0.25%	341,126	1,024	0.30%	92,978	1,375	1.48%
Refund Anticipation Loans and fees	99,629	51,556	51.75%	73,594	56,922	77.35%	18,121	19,713	108.79%
Traditional Bank loans and fees(2)(3)	2,239,361	124,907	5.58%	2,298,414	135,101	5.88%	2,351,570	150,852	6.41%

Total interest-earning assets	3,373,400	193,473	5.74%	3,250,130	212,605	6.54%	3,092,295	202,142	6.54%

Less: Allowance for loan losses	27,755			22,005			15,556

Non interest-earning assets:
Non interest-earning cash and cash
equivalents	57,790			99,461			74,036
Premises and equipment, net	38,458			40,990			40,969
Other assets(1)	61,993			47,149			40,691
Total assets	$3,503,886			$3,415,725			$3,232,435

LIABILITIES AND STOCK-
HOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$302,958	$561	0.19%	$253,433	$245	0.10%	$230,144	$775	0.34%
Money market accounts	636,963	2,845	0.45%	581,220	3,172	0.55%	594,272	10,538	1.77%
Time deposits	329,970	5,775	1.75%	389,635	10,319	2.65%	448,548	17,179	3.83%
Brokered money market and
brokered certificates of deposit	456,000	3,948	0.87%	459,989	8,151	1.77%	326,316	11,989	3.67%

Total deposits	1,725,891	13,129	0.76%	1,684,277	21,887	1.30%	1,599,280	40,481	2.53%

Securities sold under agreements
to repurchase and other short-
term borrowings	330,154	1,026	0.31%	323,688	1,063	0.33%	375,676	6,200	1.65%
Federal Home Loan Bank advances	574,181	19,991	3.48%	630,294	23,277	3.69%	588,381	23,215	3.95%
Subordinated note	41,240	2,515	6.10%	41,240	2,515	6.10%	41,240	2,522	6.12%

Total interest-bearing liabilities	2,671,466	36,661	1.37%	2,679,499	48,742	1.82%	2,604,577	72,418	2.78%

Non interest-bearing liabilities
and Stockholders' equity:
Non interest-bearing deposits	421,162			381,665			321,308
Other liabilities	49,901			48,697			38,972
Stockholders' equity	361,357			305,864			267,578
Total liabilities and stock-
holders' equity	$3,503,886			$3,415,725			$3,232,435

Net interest income		$156,812			$163,863			$129,724

Net interest spread			4.36%			4.72%			3.76%

Net interest margin			4.65%			5.04%			4.20%

(continued)

Table 3 – Average Balance Sheets and Interest Rates for Years Ended December 31, (continued)

(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC topic 320 “Investments – Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $54.9 million, $60.7 million and $24.4 Million for the years ended December 31, 2010, 2009 and 2008.
(3)	Average balances for loans include the principal balance of non-accrual loans and loans held for sale.
(4)	Yields on tax exempt investment securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

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

Table 4 – Volume/Rate Variance Analysis

		Year Ended December 31, 2010			Year Ended December 31, 2009
		Compared to			Compared to
		Year Ended December 31, 2009			Year Ended December 31, 2008
		Increase / (Decrease) Due to			Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities,
including FHLB stock	$(3,736)	$909	$(4,645)	$(10,610)	$(3,986)	$(6,624)
Tax exempt investment securities	(12)	(37)	25	(34)	(61)	27
Federal funds sold and other
interest-earning deposits	176	352	(176)	(351)	1,417	(1,768)
Traditional bank loans and fees	(10,194)	(3,412)	(6,782)	(15,751)	(3,349)	(12,402)
Refund Anticipation Loans and fees	(5,366)	16,694	(22,060)	37,209	44,411	(7,202)

Net change in interest income	(19,132)	14,506	(33,638)	10,463	38,432	(27,969)

Interest expense:

Transaction accounts	316	56	260	(530)	71	(601)
Money market accounts	(327)	285	(612)	(7,366)	(227)	(7,139)
Time deposits	(4,544)	(1,413)	(3,131)	(6,860)	(2,048)	(4,812)
Brokered money market and
brokered certificates of deposit	(4,203)	(70)	(4,133)	(3,838)	3,788	(7,626)
Securities sold under agreements
to repurchase and other short-term
borrowings	(37)	21	(58)	(5,137)	(757)	(4,380)
Federal Home Loan Bank advances	(3,286)	(2,000)	(1,286)	62	1,598	(1,536)
Subordinated note	-	-	-	(7)	-	(7)

Net change in interest expense	(12,081)	(3,121)	(8,960)	(23,676)	2,425	(26,101)

Net change in net interest income	$(7,051)	$17,627	$(24,678)	$34,139	$36,007	$(1,868)

Provision for Loan Losses

Discussion of 2010 vs. 2009

The Company recorded a provision for loan losses of $19.7 million for the year ended December 31, 2010, compared to $34.0 million for the same period in 2009. The significant components comprising the total Company decline in provision for loan losses follows:

Traditional Banking segment

The provision for loan losses within the Traditional Banking segment decreased by $4.3 million to $11.6 million for the year ended December 31, 2010, compared to $15.9 million during 2009. Net charge-offs as a percentage of average loans within the Traditional Banking segment were 0.51% for 2010 compared to 0.34% during 2009. Net charge offs as a percent of average loans were significantly impacted by $5.0 million in charge-offs associated with ten commercial real estate relationships, which had been fully reserved for earlier in 2009 and early 2010. These commercial charge-offs increased the Traditional Bank’s net charge-offs as a percentage of average loans by 22 basis points during 2010.

Approximately $1.6 million of the decline in Traditional Banking segment provision for loan losses related to specific loss allocations associated with its large classified commercial loan relationships. Large commercial relationships are individually reviewed for classification and loan loss allocations when they have displayed an identified credit weakness. With improvement in the economy and the Company’s loan portfolio delinquency trends during 2010, management’s individual evaluation of these large credits produced a lower required loan loss provision as compared to 2009.

Approximately $1.4 million of the decline in Traditional Banking segment provision for loan losses related to stabilization of the Company’s 90-day delinquent and non-accrual “retail” and “small-dollar commercial” relationships not specifically evaluated as part of the Company’s large-dollar commercial classified asset review process. Loans falling into this category totaled $12 million at December 31, 2010 compared to $14 million at December 31, 2009. The increase in these balances during 2010 required an additional net loan loss provision of $488,000 during the year. Conversely, the substantial increase in these balances during 2009 required an additional loan loss provision of $1.9 million during 2009. The formula which determines the required loan loss reserves for loans falling into this category is calculated using migration analysis by loan type of prior year loss results.

Home equity loans are one of the Company’s largest homogenous pools of loans and are evaluated collectively in determining the allocated allowance. In determining the allocated allowance, management analyzes the average annual loss rates for the previous 5-year and 2-year periods, along with the current year loss rate, as well as comparisons to peer group corresponding loss rates. In addition, when qualitative factors, such as a general decline in home values, indicate an elevated risk of loss, management performs additional analysis on the home equity portfolio such as updating collateral values on a test basis.

Due to the steep decline in residential real estate values in Florida during 2009 and 2010, the Company expanded the analysis of its home equity portfolio in the Florida market. During the second quarter of 2010, the Company’s credit administration department obtained third party updated collateral values on home equity loans of $50,000 or greater in our Florida market, representing a substantial majority of the Florida home equity portfolio. In addition to obtaining a third party updated collateral value for each loan selected, the credit scores for the borrowers and the delinquent property tax statuses were also updated. As a result of the Company’s review of year to date actual net charge offs and additional analysis, Republic increased its consolidated home equity allocated allowance as a percentage of home equity loans outstanding to 0.85% in June 2010. The Company will continue to perform additional analyses in the future as warranted by the economic conditions.

TRS segment

Despite the increase in dollar volume of RALs processed during the 2010 tax season, the provision for loan losses associated with RALs decreased from $18.1 million during 2009 to $8.1 million during 2010. The decrease in the Company’s provision for loan losses was due to improved underwriting criteria developed from the Company’s 2009 tax season funding history from the IRS. RALs outstanding past their expected due date as of December 31, 2010 and 2009 were $10.8 million compared to $23.1 million during the 2009. Substantially all of these RALs were charged off prior to June 30, 2010 and 2009.

On August 5, 2010, the IRS issued a news release stating that it will no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season. The DI indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally funded student loans.

While underwriting for RALs involves several individual components, the DI has historically represented a significant part of the overall underwriting for the product. Without the DI, the Company will experience a higher provision for loan losses related to its RAL portfolio during 2011.  As a result of the elimination of the DI, the Company modified its underwriting and application requirements to approve fewer RALs, and significantly reduced the maximum individual RAL amount to $1,500 in order to partially mitigate the anticipated increase in its provision for loan losses expected from the loss of the DI. These changes are expected to result in a projected 50% or more reduction in the aggregate dollar volume of RALs originated by the Bank during 2011.

See the section titled “Allowance for Loan Losses and Provision for Loan Losses” in this section of the filing under “Financial Condition” for additional discussion regarding the provision for loan losses.

Discussion of 2009 vs. 2008

The Company recorded a provision for loan losses of $34.0 million for the year ended December 31, 2009, compared to $16.2 million for the same period in 2008. The significant components comprising the increase in the provision for loan losses were as follows:

Traditional Banking segment

The provision for loan losses within the Traditional Banking segment increased by $7.7 million to $15.9 million for the year ended December 31, 2009, compared to $8.2 million during 2008. Net charge-offs as a percentage of average loans within the Traditional Banking segment were 0.34% for 2009 compared to 0.26% during 2008.

Approximately $3.0 million of the increase related to the identification of specific loss allocations associated with its large classified loan relationships. Approximately $4.3 million of the net $3.0 million increase related to new or increased reserve allocations, with $427,000 removed due to charge off and $864,000 removed due to reserve allocation reductions. Additionally, during 2009, the Company recorded a net provision expense of $1.9 million for its 90-day delinquent and non-accrual retail and small dollar commercial relationships not specifically evaluated as part of the Company’s large-dollar commercial classified asset review process. Finally, the Company increased its Traditional Banking segment’s provision for loan losses during 2009 by approximately $2.7 million related to quantitative and qualitative adjustments to its historical loss percentages for its general reserves across substantially all loan categories.

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

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Business”
•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Critical Accounting Policies and Estimates”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
•	Part II Item 8 “Financial Statements and Supplementary Data:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Securitization”
o	Footnote 9 “Deposits”
o	Footnote 22 “Segment Information”
o	Footnote 23 “Regulatory Matters”

Non Interest Income

Table 5 – Analysis of Non Interest Income

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2010	2009	2008	2010/2009	2009/2008

Service charges on deposit accounts	$15,562	$19,156	$19,404	-19%	-1%
Electronic refund check fees	58,789	25,289	17,756	132%	42%
Net RAL securitization income	265	514	13,347	-48%	-96%
Mortgage banking income	5,797	11,021	3,536	-47%	212%
Debit card interchange fee income	5,067	5,114	4,776	-1%	7%
Net gain on sales and calls of investment securities	-	-	1,917	0%	-100%
Net impairment loss on investment securities	(221)	(5,822)	(16,281)	-96%	-64%
Other	2,399	2,349	1,505	2%	56%

Total non interest income	$87,658	$57,621	$45,960	52%	25%

Discussion of 2010 vs. 2009

Non interest income increased $30.0 million, or 52%, for 2010 compared to 2009. The most significant components comprising the total Company increase in non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $2.0 million, or 10%, for 2010 compared to the same period in 2009. The increase in non interest income was primarily the result of a decrease in OTTI charges that the Company incurred for its private-label mortgage backed security portfolio. During 2009, the Company recorded $5.8 million in OTTI charges while recording only $221,000 during 2010. See Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion.

Service charges on deposit accounts decreased $3.6 million, or 19%, during 2010 compared to 2009. Approximately $2.3 million of the decrease was due to the discontinuation of the Company’s Currency Connection checking product, which was marketed to clients on a national basis through various third parties. The Company discontinued the product because management did not believe that it would be able to grow revenue to a level which would achieve an acceptable profitability within the program, given a substantial anticipated increase in cost of future product delivery.

In November 2009, the FRB announced its amendment of Regulation E, which implemented the Electronic Funds Transfer Act (“EFTA”) effective for the third quarter of 2010. The EFTA prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer affirmatively consents, or opts in, to the overdraft service for those types of transactions. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. The final rules, along with a model opt-in notice, were issued under Regulation E, which implements the EFTA. The final rules required institutions to provide consumers who do not opt in with the same account terms, conditions, and features (including pricing) that they provide to consumers who do opt in. For consumers who do not opt in, the institution is prohibited from charging overdraft fees for any overdrafts it pays on ATM and one-time debit card transactions.

Approximately 13% of the Company’s overdraft fee related income for 2010 was generated by commercial type clients not subject to the new EFTA rules with another 10% of the Company’s income generated from accounts closed throughout the year. The Company implemented a program during the second quarter of 2010 to notify all eligible clients of the new “opt in” requirements of the EFTA rules. Through December 31, 2010, those clients who “opted in” generated approximately 65% of the Company’s overdraft fee income for the 2010. Approximately 2% of the Company’s overdraft related fee income during the 2010 was generated by clients who responded that they did not wish to “opt in” to the program. The remaining 10% of the Company’s overdraft related fee income for 2010 was generated by clients who did not respond to Republic’s notifications. These accounts were automatically removed or opted out of the Regulation E portion of the Company’s Overdraft Honor program. Management believes the EFTA did have a negative impact on the Company’s overdraft related fee income beginning in the third quarter of 2010 and will continue to do so in the future. A decrease in future overdraft fee related income resulting from the new Regulation E requirements may be partially offset by growth in the Company’s checking account base and potential fee increases for its overdraft related charges or other deposit related activities.

The Company earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Company estimates that it has historically earned more than 60% of its overdraft related fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for 2010 and 2009 were $11.0 million and $12.3 million. The total net daily overdraft charges included in interest income for 2010 and 2009 was $2.0 million and $2.3 million, respectively.

In November 2010, the FDIC issued its final guidance on Automated Overdraft payment programs which will require FDIC regulated banks to implement and maintain robust oversight of these programs. The new guidance, as interpreted, will have a material adverse effect on the Company’s net income. This guidance states, “the FDIC expects institutions to implement effective compliance and risk management systems, policies, and procedures to ensure that institutions manage any overdraft payment programs in accordance with the 2005 Joint Guidance on Overdraft Protection Programs (Joint Guidance) (FIL-11-2005) and the FRB November 12, 2009 amendments to Regulation E, to avoid harming consumers or creating other compliance, operational, financial, reputational or other risks. As changes are made to overdraft payment programs in response to regulatory developments or to implement additional recommendations, institutions are reminded to ensure that customer communications (e.g. agreements, correspondence, marketing materials, etc.) are updated accordingly, present information accurately and are not misleading.”

Highlights of the guidance are as follows:

“The FDIC expects financial institutions boards of directors and management to ensure that the institution mitigates the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations, including providing clear and meaningful disclosures and other communications about overdraft payment programs, fees, and other features and options, and demonstrating compliance with new opt-in requirements for automated teller machine (ATM) withdrawals and one-time point-of-sale debit card transactions. In addition, the FDIC expects financial institutions to:

•	Promptly honor customers’ requests to decline coverage of overdrafts (i.e., opt-out) resulting from non-electronic transactions;
•	Give consumers the opportunity to affirmatively choose the overdraft payment product that overall best meets their needs;

•
Monitor accounts and take meaningful and effective action to limit use by customers as a form of short-term, high-cost credit, including, for example, giving customers who overdraw their accounts on more than six occasions where a fee is charged in a rolling twelve-month period a reasonable opportunity to choose a less costly alternative and decide whether to continue with fee-based overdraft coverage;

•	Institute appropriate daily limits on overdraft fees; and consider eliminating overdraft fees for transactions that overdraw an account by a de minimis amount; and
•	Not process transactions in a manner designed to maximize the cost to consumers.

Institutions using a third-party vendor for their overdraft payment programs must exercise careful oversight, as discussed in the FDIC’s 2008 Guidance for Managing Third-Party Risk. The FDIC will take supervisory action where overdraft payment programs pose unacceptable safety and soundness or compliance management system risks or result in violations of laws or regulations, including unfair or deceptive acts or practices and fair lending laws.

Positive CRA consideration will continue to be provided for responsible transaction accounts, and affordable small-dollar loan programs or other lower cost credit alternatives, particularly for low- and moderate-income consumers.

In order to allow sufficient time for institutions to review, consider and respond to the expectations in the final guidance, the FDIC expects that any additional efforts to mitigate risk would be in place by July 1, 2011.”

Management believes these guidelines, as interpreted by management, will have a material negative impact on the Company’s net income in 2011 and beyond. Because of the large number of changes required by the guidelines and the lack of interpretive guidance available from the FDIC at this time regarding some of the provisions within the guidelines, management is unable to determine precisely how negative the impact will be. The Company is evaluating all of the fees it charges for its deposit products to determine if and when it will revise those fees in an effort to partially mitigate the expected loss of overdraft related income.

TRS segment

TRS non interest income increased $33.3 million, or 129%, during 2010 compared to 2009. Net ERC/ERD fees increased $33.5 million for 2010 compared to 2009 primarily attributable to the overall increase in volume at TRS during the tax season. ERC/ERD fee income was positively impacted by a 24% increase in the number of ERCs/ERDs processed primarily due to growth it obtained through its revised contracts with JHI and Liberty Tax Services. In addition, the Company increased ERC/ERD fee income significantly by reducing third party rebates to its technology and service providers.

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Business”
•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Critical Accounting Policies and Estimates”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
•	Part II Item 8 “Financial Statements and Supplementary Data:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Securitization”
o	Footnote 9 “Deposits”
o	Footnote 22 “Segment Information”
o	Footnote 23 “Regulatory Matters”

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $5.2 million for 2010 compared to 2009. The majority of this decrease was in the “gain on sale of loan” category, as a meaningful decline in short-term interest rates through the end of May 2009 caused a significant increase in demand for 15 and 30 year fixed rate loans, which the Company sold into the secondary market. Despite similarly low interest rates, beginning in the second quarter and continuing through the end of 2010, demand did not return to prior year levels as many qualified homeowners had already taken advantage of historical low interest rates by refinancing in 2009. As a result, the Company sold $556 million in fixed rate loans into the secondary market during 2009 compared to $289 million during 2010. During the third quarter of 2010, the Company recorded an MSR valuation allowance of $157,000, however, this valuation allowance was reversed in the fourth quarter of 2010 resulting in an end of year valuation allowance of $0.

As of December 31, 2010, the Company had $15 million in loans held for sale with $9 million in fixed rate loan commitments to its customers and $26 million in mandatory forward sales contracts primarily to Freddie Mac. At December 31, 2009, the Company had $5 million in loans held for sale with $29 million in fixed rate loan commitments to its customers and $32 million in mandatory forward sales contracts primarily to Freddie Mac. The Company does not anticipate 2011 mortgage banking volume to reach the volume attained in 2010.

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

See the section titled “Tax Refund Solutions” and Table 2, “Net RAL Securitization Income” in this section of the filing for additional discussion regarding the 2008 TRS RAL securitization.

Net ERC fees increased $7.5 million, or 42%, for 2009 compared to 2008 attributable to the overall increase in volume at TRS during the tax season. The increase in ERC fees was consistent with the growth in the overall tax program, which resulted from additional business obtained through the Company’s JH relationship and through the Company’s independent tax-preparer customer base.

Mortgage Banking segment

Within the Mortgage Banking segment, Mortgage Banking income increased $7.5 million, or 212%, during 2009 compared to 2008. The majority of this increase was in the “gain on sale of loan” category, as historically low long-term interest rates during the first half of 2009 caused a significant increase in demand for 15 and 30-year fixed rate loans, which the Company primarily sold into the secondary market. The Company sold $556 million in fixed rate loans into the secondary market during 2009 compared to $235 million during 2008.

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

Non Interest Expenses

Table 6 – Analysis of Non Interest Expenses

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2010	2009	2008	2010/2009	2009/2008

Salaries and employee benefits	$55,246	$51,173	$52,118	8%	-2%
Occupancy and equipment, net	21,958	22,370	19,760	-2%	13%
Communication and transportation	5,418	5,354	4,672	1%	15%
Marketing and development	10,813	13,146	9,208	-18%	43%
FDIC insurance expense	3,155	4,993	1,152	-37%	333%
Bank franchise tax expense	3,187	2,643	2,598	21%	2%
Data processing	2,697	3,017	2,771	-11%	9%
Debit card interchange expense	1,741	3,096	2,402	-44%	29%
Supplies	2,359	2,398	1,649	-2%	45%
Other real estate owned expense	1,829	2,253	238	-19%	847%
Charitable contributions	6,232	1,494	1,632	317%	-8%
FHLB advance prepayment penalty	1,531	-	-	100%	0%
Other	10,157	9,548	9,392	6%	2%

Total non interest expenses	$126,323	$121,485	$107,592	4%	13%

Discussion of 2010 vs. 2009

Non interest expenses increased $4.8 million, or 4%, during 2010 compared to 2009. Approximately $5.5 million of the increase related to TRS and was driven by the significant year-over-year growth in the program. Within the Company’s other operating segments, non interest expenses declined $700,000 for the year. The most significant components comprising the increase in non interest expense were as follows:

Traditional Banking segment

Salaries and employee benefits increased $2.2 million for 2010 compared to 2009 due to annual merit increases, additional staffing and increased employee benefits expense. In addition, the Company experienced a $716,000 decrease in its ASC 310-20 “Receivables – Nonrefundable Fees and Other Costs” salary expense deferral for 2010 as a result of a reduction in new loan originations.

FDIC insurance assessment expense decreased $1.8 million during 2010 compared to 2009. During the second quarter of 2009, the Company incurred a $1.4 million special assessment which the FDIC implemented to all banks nationally in order to replenish the Deposit Insurance Fund.

Debit card interchange expense decreased $1.4 million during 2010 compared to 2009, as the Company entered into a new contract with a third party provider at significantly reduced rates. In addition, this expense item incurred a benefit of $530,000 during 2010 due to a non-recurring credit from the third party provider as compensation for a processing error.

Other real estate owned (“OREO”) expense decreased $424,000 during 2010 compared to 2009, primarily due to the significant prior period write downs related to two properties held in Florida.

During the first quarter of 2010, the Company prepaid $87 million in FHLB advances that were originally scheduled to mature between April 2010 and January 2011. These advances had a weighted average cost of 3.48%. The Company incurred $1.5 million in early termination penalties in connection with this transaction but saved approximately $1.6 million in interest expense on its FHLB borrowings during 2010 and the first quarter of 2011, netting the Company a combined overall savings of approximately $91,000 as a result of the transaction with a net $46,000 of that savings occurring during 2010.

TRS segment

Salaries and employee benefits at TRS increased $1.9 million during 2010 compared to 2009. Approximately $865,000 of this increase related to higher bonus accruals, as TRS achieved its maximum tier for its 2010 profitability goal. The remaining increase in salaries and benefits is due to annual merit increases, additional staffing and increased employee benefits expense.

Occupancy and equipment expense increased $415,000 during 2010 compared to 2009, primarily due to expanded infrastructure and technology costs to accommodate the increased volume of the business.

Marketing and development expense decreased $2.5 million during 2010 compared to 2009, due to a reduction in the fixed-payment portion of expenses associated with the Program and Technology Agreements with JH. The decrease was the result of amended contract terms reached for the 2010 tax season.

Charitable contribution expense totaled $4.7 million at TRS for 2010. Due to the financial success the Company achieved in the first quarter of 2010, Republic made a $5 million contribution to the new Republic Bank Foundation, which was formed to support charitable, educational, scientific and religious organizations throughout communities in Kentucky, Indiana, Ohio and Florida. The Company allocated the cost of this contribution to its operating segments using a formula based on gross profits.

For additional discussion regarding TRS, see the following sections:
•     Part I Item 1 “Business”
•     Part I Item 1A “Risk Factors”
•     Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o     “Critical Accounting Policies and Estimates”
o     “Recent Developments”
o     “Overview”
o     “Results of Operations”
o     “Financial Condition”
•     Part II Item 8 “Financial Statements and Supplementary Data:”
o     Footnote 1 “Summary of Significant Accounting Policies”
o     Footnote 3 “Loans and Allowance for Loan Losses”
o     Footnote 4 “Securitization”
o     Footnote 9 “Deposits”
o     Footnote 22 “Segment Information”
o     Footnote 23 “Regulatory Matters”

Mortgage Banking segment

Non interest expenses increased $905,000 for 2010 compared to 2009 primarily due to a change in the allocation of certain shared expenses during 2010 between business operating segments.

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

Other real estate owned (“OREO”) expense increased $2.0 million during 2009 compared to 2008 primarily due to write downs related to two properties held in Florida. One of the properties was sold during the second quarter of 2009.

TRS segment

Occupancy and equipment expense increased $980,000 during 2009 compared to 2008 primarily due to higher leased and rented equipment and facility rent expense, as the Company continued to expand its infrastructure to accommodate the increased volume of the TRS segment.

Marketing and development expense increased $4.0 million during 2009 compared to 2008 due to expenses associated with the Program and Technology Agreements related to the JH relationship. The increase in 2009 was the result of additional transaction volume in conjunction with the amended agreements signed during the fourth quarter of 2008.

Communication and transportation expense increased $750,000 during 2009 compared to 2008 consistent with the overall growth in the program.

FDIC insurance expense increased $550,000 during 2009 compared to 2008 related primarily to higher premium assessments on brokered certificates of deposits acquired by the Company to fund the first quarter 2009 tax business.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $786 million in cash and cash equivalents at December 31, 2010 compared to $1.1 billion at December 31, 2009. During the fourth quarters of 2010 and 2009, the Company accumulated cash via brokered certificates of deposits totaling $562 million and $921 million in preparation for the following first quarters’ tax seasons. During 2010, the Company elected to remain conservative with its investing and lending strategies for interest rate risk and credit risk reasons, maintaining a substantial portion of these funds in cash held at the Federal Reserve Bank (“FRB”). This cash earned a maximum of 0.25% in a variable interest rate account.

As previously stated, during 2009 and 2010 the Company employed a conservative investment strategy, which involved minimal credit risk and minimal interest rate risk, leading the Company to hold a significant sum of cash at the Federal Reserve for much of the previous two years. In February 2011, the Company modified this conservative investment strategy, taking on more interest rate risk by reinvesting a portion of its excess cash into longer-term investment securities, thus increasing its projected net interest income and net interest margin in the near term. The Company made this revision to its conservative strategy, in large part, due to the on-going contraction of its net interest margin resulting from continued paydowns in its loan portfolio and the large amount of cash on hand earning 0.25%. Altogether, the Company purchased approximately $150 million of agency notes and mortgage-backed securities with an initial average yield of 3.61% and an average duration of 6.5 years. While this strategy will improve the Company’s near-term outlook for its net interest margin and net interest income, it will also negatively impact the Company’s interest rate risk position in a rising rate environment.

Investment Securities

Table 7 – Investment Securities Portfolio

December 31, (in thousands)	2010	2009	2008

Securities available for sale (fair value)

U.S. Treasury securities and
U.S. Government agencies	$120,297	$48,082	$458,840
Private label mortgage backed and other
private label mortgage-related securities	5,124	5,901	14,678
Mortgage backed securities - residential	158,677	238,154	308,235
Collateralized mortgage obligations	225,657	124,174	72,156
Total securities available for sale	509,755	416,311	853,909

Securities to be held to maturity (carrying value)

U.S. Treasury securities and
U.S. Government agencies	4,191	9,187	4,670
Obligations of states and political subdivisions	-	384	384
Mortgage backed securities - residential	1,930	2,748	3,527
Collateralized mortgage obligations	26,818	38,605	42,184
Total securities to be held to maturity	32,939	50,924	50,765

Total investment securities	$542,694	$467,235	$904,674

Investment securities available for sale primarily consists of U.S. Treasury and U.S. Government agency obligations, including agency mortgage backed securities (“MBSs”), agency collateralized mortgage obligations (“CMOs”) and private label mortgage backed and other private label mortgage-related investment securities. The agency MBSs primarily consist of hybrid mortgage investment securities, as well as other adjustable rate mortgage investment securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”). Agency CMOs held in the investment portfolio are substantially all floating rate investment securities that adjust monthly. The Company primarily uses the investment securities portfolio as collateral for securities sold under agreements to repurchase (“repurchase agreements”). Strategies for the investment securities portfolio may be influenced by economic and market conditions, loan demand, deposit mix and liquidity needs. As it has in prior years, the Company continued during 2010 to invest in investment securities with shorter-term repricing features in order to mitigate its risk position from rising interest rates.

For discussion of the Company’s private label mortgage backed and mortgage related securities, see “Critical Accounting Policies and Estimates” in this section of the filing and Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

Detail of the Company’s mortgage backed investment securities follows:

Table 8 – Mortgage Backed Investment Securities

December 31, 2010 (in thousands)	Fair Value

Private label mortgage backed and other
private label mortgage-related of securities	$5,124
Mortgage backed securities - residential	160,716
Collateralized mortgage obligations	253,245
Total mortgage backed securities	$419,085

For discussion of the Company’s private label mortgage backed and mortgage related securities, see “Critical Accounting Policies and Estimates” in this section of the filing and Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

In addition, the Company holds agency structured notes in the investment portfolio which consist of step up bonds. A step up bond pays an initial coupon rate for the first period, and then a higher coupon rate for the following periods. These investments are predominantly classified as available for sale. The amortized cost and fair value of the structured note investment portfolio follows:

Table 9 – Structured Notes

December 31, (in thousands)	2010	2009

Amortized cost	$97,504	$15,002
Fair value	97,511	15,022

Table 10 – Securities Available for Sale

			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2010 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and
U.S. Government agencies:
Due from one year to five years	$113,900	$114,351	1.70%	0.87
Due from five years to ten years	5,994	5,946	2.02%	9.74
Total U.S. Treasury securites and
U.S. Government agencies	119,894	120,297	1.71%	1.31
Total private label mortgage backed and other
private label mortgage-related securities	6,323	5,124	4.20%	4.80
Total mortgage backed securities - residential (1)	150,460	158,677	4.60%	3.42
Total collateralized mortgage obligations (1)	223,665	225,657	1.29%	3.69
Total securities available for sale	$500,342	$509,755	2.42%	3.05

Table 11 – Securities to be Held to Maturity

			Weighted	Average
	Carrying	Fair	Average	Maturity in
December 31, 2010 (dollars in thousands)	Value	Value	Yield	Years

U.S. Treasury securities and
U.S. Government agencies:
Due in one year or less	$495	$502	3.48%	0.44
Due from one year to five years	3,196	3,199	1.96%	4.62
Due from five years to ten years	500	496	2.50%	5.06
Total U.S. Treasury securities and
U.S. Government agencies:	4,191	4,197	2.21%	4.18
Total mortgage backed securities - residential (1)	1,930	2,039	4.95%	3.77
Total collateralized mortgage obligations (1)	26,818	27,588	1.60%	2.75
Total securities to be held to maturity	$32,939	$33,824	1.67%	2.66

________________________________
 (1) – Average maturity is calculated based on contractual maturity.

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, decreased by $93 million during the year to $2.2 billion at December 31, 2010. The Company continued to experience a decline in most loan categories during 2010 due to several factors, including the current economic environment, stricter underwriting guidelines, decreased borrower demand for adjustable rate loan products and higher pricing requirements for portfolio level loans. The Company currently expects to maintain these pricing and underwriting strategies until it sees further improvement in economic conditions. In addition, the Company continues to experience more borrowers opting for its long-term fixed rate secondary market loan over its portfolio adjustable rate mortgage products due to the historically low fixed rate environment.

In order to partially offset the decline in its loan portfolio and to take advantage of the current steepness in the yield curve, the Company initiated programs to retain 15-year fixed rate residential real estate loans on its balance sheet during 2010 and 2009. The Company funded these loans with excess cash in 2010 and through the use of long-term, fixed rate advances from the FHLB for interest rate risk mitigation during 2009. During 2010, the Company retained $65 million in 15-year fixed rate loans with a weighted average yield of 3.96%. During 2009, the Company retained $95 million in 15-year fixed rate loans with a weighted average yield of 4.70%. By retaining these loans, the Company elected to forego the immediate gain on sale of approximately $1.3 million in 2010 and $1.9 million in 2009 that it typically recognized on these transactions within the Mortgage Banking segment, and in the alternative, will recognize future net interest income. The Company anticipates a continued decline in its loan balances throughout 2011, whether it elects to retain or sell its 15-year fixed rate loans in the future.

At December 31, 2010, commercial real estate loans comprised 30% of the total gross loan portfolio and were concentrated primarily within the Bank’s existing markets. These loans are principally secured by multi-family investment properties, single family residential developments, medical facilities, small business owner occupied offices, retail properties, hotels and other commercial real estate. These loans typically have interest rates that are initially fixed for one to ten years with the remainder of the loan term subject to repricing based on various market indices. In order to reduce the negative effect of refinance activity within the portfolio during a declining interest rate environment, the Company requires an early termination penalty on substantially all commercial real estate loans for a portion of the fixed term period. The Bank’s underwriting standards typically include personal guarantees on most commercial real estate loans. Overall, commercial real estate loans increased $5 million, or 1%, from December 31, 2009.

The table below illustrates Republic’s loan portfolio composition for the past five years:

Table 12 – Loan Portfolio Composition

December 31, (in thousands)	2010	2009	2008	2007	2006

Residential real estate	$1,040,260	$1,097,311	$1,095,540	$1,168,591	$1,173,813
Commercial real estate	646,417	641,451	653,048	658,987	652,773
Real estate construction	69,068	83,090	99,395	163,700	105,318
Commercial	107,647	104,274	111,604	90,741	66,559
Consumer	20,455	21,651	28,056	33,310	40,408
Overdrafts	901	2,006	2,796	1,238	1,377
Home equity	290,492	318,449	313,418	280,506	258,640

Total gross loans	$2,175,240	$2,268,232	$2,303,857	$2,397,073	$2,298,888

The table below illustrates Republic’s maturities and repricing frequency for the loan portfolio:

Table 13 – Selected Loan Distribution

			Over One
		One Year	Through	Over
December 31, 2010 (in thousands)	Total	Or Less	Five Years	Five Years

Fixed rate maturities:

Real estate:
Residential	$513,466	$70,214	$139,406	$303,846
Commercial	220,749	64,309	127,030	29,410
Construction	13,041	12,151	555	335
Commercial	49,914	18,055	28,216	3,643
Consumer, including overdrafts	11,454	5,482	2,280	3,692
Home equity	759	709	6	44
Total fixed	$809,383	$170,920	$297,493	$340,970

Variable rate repricing:

Real estate:
Residential	$526,794	$272,205	$219,572	$35,017
Commercial	425,668	301,538	120,379	3,751
Construction	56,027	55,474	524	29
Commercial	57,733	57,733	-	-
Consumer, including overdrafts	9,902	9,902	-	-
Home equity	289,733	287,906	918	909
Total variable	$1,365,857	$984,758	$341,393	$39,706

Allowance for Loan Losses and Provision for Loan Losses

The Company’s allowance for loan losses as a percent of total loans increased to 1.06% at December 31, 2010 compared to 1.01% at December 31, 2009. In general, the fluctuation in the allowance for loan losses as a percentage of total loans was due primarily to the following:

●	A greater emphasis on qualitative factors, such as a general decline in home values, utilized by the Company in recognition of the current economic environment.

●
The Company decreased its loan loss allowance by a net $1.6 million during the year for specific loss allocations related to large commercial credits. The $1.6 million reduction occurred primarily from the charging off of the loans that the allocations were attributable to and from the reduction of specific allocations due to an improvement and/or workout of the underlying credits. During the third quarter, the Company charged off and foreclosed on one large impaired relationship for which the Company had a specifically allocated allowance of $1.9 million.

●
The Company increased its loan loss allowance by a net $488,000 during the year for 90-day delinquent and/or non-accrual retail and small dollar commercial relationships not specifically evaluated as part of the Company’s large-dollar commercial classified asset review process.

●
The Company increased its overall allowance by a net $1.1 million during 2010 related to quantitative and qualitative adjustments to its historical loss percentages for its general reserves across all loan categories with the largest percentage increase in the home equity portfolio.

Home equity loans are one of the Company’s largest homogenous pools of loans and are evaluated collectively in determining the allocated allowance. In determining the allocated allowance, management analyzes the average annual loss rates for the previous 5-year and 2-year periods, along with the current year loss rate, as well as comparisons to peer group corresponding loss rates. In addition, when qualitative factors, such as a general decline in home values, indicate an elevated risk of loss, management performs additional analysis on the home equity portfolio such as updating collateral values on a test basis.

Due to the steep decline in residential real estate values in Florida during 2009 and 2010, the Company expanded the analysis of its home equity portfolio in the Florida market. During the second quarter of 2010, the Company’s credit administration department obtained third party updated collateral values on home equity loans of $50,000 or greater in our Florida market, representing a substantial majority of the Florida home equity portfolio. In addition to obtaining a third party updated collateral value for each loan selected, the credit scores for the borrowers and the delinquent property tax statuses were also updated. As a result of the Company’s additional analysis, Republic increased its consolidated home equity allocated allowance as a percentage of home equity loans outstanding to 0.85% at June 30, 2010 compared to the annualized net charge off rate of 0.81% for the six months ended June 30, 2010. The Company will continue to perform additional analyses in the future as warranted by the economic conditions.

The Company believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2010. For additional discussion regarding Republic’s methodology for determining the adequacy of the allowance for loan losses, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

Table 14 – Summary of Loan Loss Experience

Year Ended December 31, (dollars in thousands)	2010	2009	2008	2007	2006
Allowance for loan losses at beginning of year	$22,879	$14,832	$12,735	$11,218	$11,009

Addition resulting from acquisition of GulfStream	-	-	-	-	387

Charge offs:

Real Estate:
Residential	(3,012)	(2,439)	(1,356)	(553)	(601)
Commercial	(4,846)	(956)	(257)	(493)	(270)
Construction	(1,261)	(1,196)	(2,970)	(158)	(72)
Commercial	(207)	(372)	(98)	(132)	(215)
Consumer	(1,368)	(1,784)	(1,752)	(1,531)	(1,117)
Home Equity	(1,811)	(1,915)	(507)	(397)	(264)
Tax Refund Solutions	(14,584)	(31,180)	(9,206)	(4,246)	(1,358)
Discontinued operations	-	-	-	-	(409)
Total charge offs	(27,089)	(39,842)	(16,146)	(7,510)	(4,306)

Recoveries:

Real Estate:
Residential	70	84	153	102	138
Commercial	48	120	215	213	65
Construction	248	102	-	1	86
Commercial	49	16	34	59	13
Consumer	696	479	432	446	425
Home Equity	23	23	48	37	49
Tax Refund Solutions	6,441	13,090	1,156	1,349	1,323
Discontinued operations	-	-	-	-	82
Total recoveries	7,575	13,914	2,038	2,207	2,181

Net loan charge offs	(19,514)	(25,928)	(14,108)	(5,303)	(2,125)

Provision for loan losses - Traditional Banking Segment	11,571	15,885	8,154	3,923	2,268
Provision for loan losses - Tax Refund Solutions	8,143	18,090	8,051	2,897	34
Provision for loan losses from discontinued operations	-	-	-	-	(355)
Total provision for loan losses	19,714	33,975	16,205	6,820	1,947

Allowance for loan losses at end of year	$23,079	$22,879	$14,832	$12,735	$11,218

Ratios:
Allowance for loan losses to total loans - Total Company	1.06%	1.01%	0.64%	0.53%	0.49%
Allowance for loan losses to total loans -
Traditional Banking Segment	1.06%	1.01%	0.64%	0.53%	0.49%
Allowance for loan losses to non-performing loans	82%	53%	110%	132%	175%
Net loan charge offs to average loans
outstanding - Total Company	0.83%	1.09%	0.60%	0.22%	0.10%
Net loan charge offs to average loans
outstanding - Traditional Banking Segment	0.51%	0.34%	0.26%	0.10%	0.06%

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

Table 15 – Management’s Allocation of the Allowance for Loan Losses

	2010		2009		2008		2007		2006
December 31, (dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans

Residential real estate	$5,282	48%	$4,949	48%	$2,562	47%	$1,762	49%	$1,555	51%
Commercial real estate	7,220	30%	9,149	28%	6,554	29%	6,316	27%	5,724	28%
Real estate construction	2,605	3%	2,464	4%	1,508	4%	1,012	7%	910	5%
Commercial	1,347	5%	1,473	5%	1,086	5%	931	4%	498	3%
Consumer	1,079	1%	1,056	1%	479	1%	378	1%	378	2%
Home equity	3,581	13%	1,823	14%	678	14%	371	12%	188	11%
Unallocated	1,965	-	1,965	-	1,965	-	1,965	-	1,965	-
Total	$23,079	100%	$22,879	100%	$14,832	100%	$12,735	100%	$11,218	100%

The following table sets forth the Company’s classified assets in accordance with its classification system for the previous five year end periods:

Table 16 – Classified Assets

December 31, (in thousands)	2010	2009	2008	2007	2006

Loss	$-	$-	$-	$-	$-
Doubtful	-	-	-	-	-
Substandard	38,245	46,335	17,128	13,683	14,732
Special mention	54,254	57,036	43,614	26,292	37,565

Total	$92,499	$103,371	$60,742	$39,975	$52,297

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

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans 90 days or more past due and still accruing. Impaired loans that are not placed on non-accrual status are not included in non-performing loans. The non-performing loan category includes impaired loans totaling approximately $12 million at December 31, 2010.

Non-performing loans to total loans decreased to 1.30% at December 31, 2010, from 1.90% at December 31, 2009, as the total balance of non-performing loans decreased by $15 million for the period. The following table details the Company’s non-performing assets and select non-performing ratios:

Table 17 – Non-performing Loans and Non-performing Assets

December 31, (dollars in thousands)	2010	2009	2008	2007	2006

Loans on non-accrual status (1)	$28,317	$43,136	$11,324	$8,303	$5,980
Loans past due 90 days or more and still on accrual	-	8	2,133	1,318	413

Total non-performing loans	28,317	43,144	13,457	9,621	6,393
Other real estate owned	11,969	4,772	5,737	795	547
Total non-performing assets	$40,286	$47,916	$19,194	$10,416	$6,940

Non-performing loans to total loans	1.30%	1.90%	0.58%	0.40%	0.28%
Non-performing loans to total loans - Traditional
Banking Segment	1.30%	1.90%	0.58%	0.40%	0.28%
Non-performing assets to total loans (including OREO)	1.84%	2.11%	0.83%	0.43%	0.30%

(1)    Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans.

Approximately $15 million of Republic’s total non-performing loans are in the residential real estate category with the underlying collateral located in the Company’s primary market area of Kentucky. The Company does not consider any of these loans to be “sub-prime.” Residential real estate values in Kentucky have generally performed better than the national average, and as a result, losses from these loans have been minimal in relation to the size of the Company’s residential real estate portfolio.

Approximately $10 million of Republic’s total non-performing loans are in the commercial real estate and real estate construction loan portfolio as of December 31, 2010. These loans are secured primarily by commercial properties. In addition to the primary collateral, the Company also obtained in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences.

The composition of non-performing loans follows:

Table 18 – Non-performing Loan Composition

December 31, (in thousands)	2010	2009	2008	2007	2006

Residential real estate	$15,236	$14,832	$7,147	$6,644	$3,804
Commercial real estate	6,265	16,850	2,665	1,750	2,092
Real estate construction	3,682	9,500	2,749	882	233
Commercial	323	647	243	113	66
Consumer	77	71	86	109	62
Home equity	2,734	1,244	567	123	136

Total non-performing loans	$28,317	$43,144	$13,457	$9,621	$6,393

Based on the Company’s review of the large individual non-performing commercial credits, as well as its migration analysis for its single 1-4 family residential real estate non-performing portfolio, management believes that its reserves as of December 31, 2010, are adequate to absorb probable losses on these loans.

Approximately $32 million in relationships classified as non-performing at December 31, 2009, were removed from the non-performing loan classification during 2010, as the Company increased resources to execute work out solutions. Approximately $6 million, or 19%, of these loans were removed from the non-performing category because they were charged-off. Approximately $15 million, or 46%, in loan balances were transferred to other real estate owned (“OREO”) with $5 million refinanced at other financial institutions. The remaining $6 million was returned to accrual status for performance reasons.

Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $1.3 million, $2.2 million and $705,000 in 2010, 2009 and 2008, respectively.

The following table details the activity of the Company’s non-performing loans:

Table 19 – Rollforward of Non-performing Loan Activity

(in thousands)	2010	2009

Non-performing loans at beginning of year	$43,144	$13,457
Loans added to non-performing status	18,524	39,280
Loans removed from non-performing status	(31,751)	(8,814)
Principal paydowns	(1,600)	(779)

Non-performing loans at end of year	$28,317	$43,144

Delinquent Loans

As detailed in the table below, at December 31, 2010 the heaviest concentration of past due loans was in the real estate construction category which was primarily comprised of four commercial land development relationships.

Table 20 – Past Due Loans to Total Loans by Loan Type (1)

December 31,	2010	2009	2008	2007	2006

Residential real estate	1.54%	2.06%	1.07%	0.68%	0.42%
Commercial real estate	0.88%	2.19%	0.68%	0.52%	0.64%
Real estate construction	3.36%	4.91%	5.22%	1.36%	0.58%
Commercial	0.06%	0.43%	0.45%	0.28%	0.49%
Consumer	1.70%	2.17%	1.96%	2.72%	1.49%
Home equity	0.84%	0.99%	0.73%	0.60%	0.25%

Total portfolio	1.24%	1.98%	1.07%	0.69%	0.49%

________________________
(1) – Represents total loans over 30 days past due divided by total loans.

Impaired Loans and TDRs

Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $32 million at December 31, 2010 compared to $49 million at December 31, 2009.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of December 31, 2010, the Company had $32 million in TDRs, of which $5 million were on nonaccrual status.

See Footnote 3 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

OREO

Table 21 – Rollforward of OREO Activity

(in thousands)	2010	2009

OREO at beginning of year	$4,772	$5,737
Transfer from loans to OREO	17,798	7,332
OREO sold	(9,474)	(6,286)
Writedowns	(1,127)	(2,011)

OREO at end of year	$11,969	$4,772

At December 31, 2010 approximately $3.9 million of the OREO balance was concentrated in residential real estate, with $3.7 million and $4.3 million related to commercial real estate and real estate construction, respectively. Approximately $4.2 million of the ending OREO balance was concentrated in one commercial relationship located in Kentucky.

Deposits

Total deposits decreased $300 million from December 31, 2009 to $2.3 billion at December 31, 2010. Interest-bearing deposits decreased $307 million, or 13%, while non-interest bearing deposits increased $7 million, or 2%, from December 31, 2009 to December 31, 2010.

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

The decline in interest-bearing accounts was heavily concentrated in the brokered certificates deposit category. Brokered certificates of deposit decreased $317 million during 2010 to $688 million at December 31, 2010. During the fourth quarter of 2010, the Company acquired approximately $562 million in brokered certificates of deposits to be utilized in the first quarter of 2011 to fund RALs. These deposits had a weighted average cost of 0.42% with an average life of three months. During the fourth quarter of 2009, the Company acquired approximately $921 million in brokered certificates of deposits to be utilized in the first quarter of 2010 to fund RALs. These deposits had a weighted average cost of 0.51% with an average life of three months. Also, during January of 2010, the Company obtained an additional $542 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January had a weighted average life of 55 days and a weighted average interest rate of 0.56%.

During 2010, the Company obtained $34 million in brokered deposits to be utilized by the Traditional Bank for on-going funding needs. These deposits had a weighted average maturity of five years and a weighted average cost of 2.86%. Management chose to utilize long-term brokered deposits for Traditional Bank funding needs for interest rate risk mitigation and because the cost of these deposits was cheaper than equivalent term FHLB borrowings and retail certificates of deposit.

As discussed in the net interest income sections of this filing, the Company exited a brokered money market relationship during September 2010. This relationship had a period end balance of $65 million at December 31, 2009. The withdrawal of funds was facilitated by Republic through a reduction in cash at the Federal Reserve which was earning 0.25% for the Company.

See section titled “TRS Funding – First Quarter 2011 Tax Season” under Part I Item 1 “Business” for additional discussion of the Company’s funding plans for the first quarter 2011 tax season.

Ending balances of all deposit categories follows:

Table 22 – Deposits

December 31, (in thousands)	2010	2009	2008	2007	2006

Demand (NOW and SuperNOW)	$298,452	$245,502	$202,607	$197,949	$197,225
Money market accounts	637,557	596,370	561,599	646,111	517,078
Brokered money market accounts	513	64,608	163,965	-	-
Savings	38,661	33,691	32,599	30,362	37,690
Individual retirement accounts*	34,129	34,651	38,142	37,865	40,820
Time deposits, $100,000 and over*	152,891	169,548	202,058	188,011	185,066
Other certificates of deposit*	127,156	135,171	221,179	217,670	269,828
Brokered certificates of deposit*	687,958	1,004,665	1,048,017	371,387	165,989

Total interest-bearing deposits	1,977,317	2,284,206	2,470,166	1,689,355	1,413,696
Total non interest-bearing deposits	325,375	318,275	273,203	279,457	279,026

Total	$2,302,692	$2,602,481	$2,743,369	$1,968,812	$1,692,722

* - Represents time deposits

Ending average balances of all deposits and the average rates paid on such deposits for the years indicated follows:

Table 23 – Average Deposits

	2010		2009		2008
	Average	Average	Average	Average	Average	Average
December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$302,958	0.19%	$253,433	0.10%	$230,144	0.34%
Money market accounts	636,963	0.45%	581,220	0.55%	594,272	1.77%
Time deposits	329,970	1.75%	389,635	2.65%	448,548	3.83%
Brokered money market	46,582	0.61%	115,637	1.14%	58,867	2.72%
Brokered certificates of deposit	409,418	0.90%	344,352	1.99%	267,449	3.88%
Total interest-bearing deposits	1,725,891	0.76%	1,684,277	1.30%	1,599,280	2.53%
Total non interest-bearing deposits	421,162	-	381,655	-	321,308	-
Total average deposits	$2,147,053		$2,065,932		$1,920,588

Maturities of time deposits of $100,000 or more outstanding, including brokered deposits, at December 31, 2010 follows:

Table 24 – Time Deposit Maturities Greater than $100,000

Maturity	(in thousands)

Three months or less	$676,180
Over three months through six months	50,791
Over six months through 12 months	44,677
Over 12 months	47,237

Total	$818,885

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings increased $20 million, or 7%, during 2010. The majority of the repurchase accounts are large treasury management transaction relationships with normal recurring large fluctuations in account balances. All of these accounts require security collateral on behalf of Republic. The substantial majority of these accounts are indexed to immediately repricing indices such as the FFTR. Based on the transactional nature of the Company’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

Information regarding Securities sold under agreements to repurchase follows:

Table 25 – Securities sold under agreements to repurchase

December 31, (dollars in thousands)	2010	2009	2008

Outstanding balance at end of year	$319,246	$299,580	$339,012
Weighted average interest rate at year end	0.31%	0.30%	0.36%
Average outstanding balance during the year	$330,154	$323,688	$375,676
Average interest rate during the year	0.31%	0.33%	1.65%
Maximum outstanding at any month end	$329,383	$318,769	$415,058

Federal Home Loan Bank Advances

FHLB advances decreased $73 million during 2010 to $565 million. As discussed in the non interest expense section of this filing, during the first quarter of 2010, the Company prepaid $87 million in FHLB advances that were originally scheduled to mature between April 2010 and January 2011 and had a weighted average rate of 3.48%.

Approximately $150 million of the FHLB advances at December 31, 2010 and December 31, 2009 were putable advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years if not put back to the Company earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Company at no penalty. The weighted average coupon on all of the Company’s putable advances at December 31, 2010 was 4.51%. Based on market conditions at this time, the Company does not believe that any of its putable advances are likely to be “put back” to the Company in the short-term by the FHLB.

Liquidity

The Company is significantly leveraged with a loan to deposit ratio (excluding brokered deposits) of 134% at December 31, 2010 and 148% at December 31, 2009. Historically, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At December 31, 2010 and 2009, Republic had available collateral to borrow an additional $192 million and $215 million, respectively from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions as of December 31, 2010. If the Company were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Company cannot obtain brokered deposits, the Company would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

Republic maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At December 31, 2010 and 2009, these pledged investment securities had a fair value of $431 million and $427 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed.

At December 31, 2010, the Company had approximately $400 million in large non-sweep deposit relationships. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The ten largest non sweep deposit relationships represent approximately $189 million of the total balance. If any of these balances are moved from the Bank, the Company would likely utilize overnight FHLB advances in the short-term to replace the balances. On a longer-term basis, the Company would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Company believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Company’s earnings.

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

For additional discussion regarding TRS, see the following sections:
•	Part I Item 1 “Business”
•	Part I Item 1A “Risk Factors”
•	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Critical Accounting Policies and Estimates”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
•	Part II Item 8 “Financial Statements and Supplementary Data:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Securitization”
o	Footnote 9 “Deposits”
o	Footnote 22 “Segment Information”
o	Footnote 23 “Regulatory Matters”

The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Federal and state regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2010, RB&T could, without prior approval, declare dividends of approximately $79 million.

Capital

Table 26 – Capital

Information pertaining to the Company’s capital balances and ratios follows:

December 31, (dollars in thousands)	2010	2009	2008

Stockholders' equity	$371,376	$316,020	$275,922
Book value per share at December 31,	17.74	15.19	13.38
Tangible book value per share at December 31,	16.87	14.28	12.59
Dividends declared per share - Class A Common Stock	0.561	0.517	0.473
Dividends declared per share - Class B Common Stock	0.510	0.470	0.430
Total risk based capital	22.04%	18.37%	15.43%
Tier 1 capital	20.89%	17.25%	14.72%
Tier 1 leverage capital	12.05%	10.52%	8.80%
Dividend payout ratio	18%	25%	29%
Average stockholders' equity to average total assets	10.31%	8.95%	8.28%

Total stockholders’ equity increased from $316 million at December 31, 2009 to $371 million at December 31, 2010. The increase in stockholders’ equity was primarily attributable to net income earned during 2010 reduced by cash dividends declared. In addition, stockholders’ equity also increased to a lesser extent from stock option exercises during the period ended December 31, 2010.

During 2010, the Company purchased approximately 17,000 shares of common stock for $388,000, an average of $22.60 per share. During November of 2009, the Company’s Board of Directors approved the repurchase of 300,000 shares from time-to-time if market conditions were deemed favorable to the Company. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2010, the Company had 327,000 shares which could be repurchased under the current stock repurchase program.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OTS. Republic’s average capital to average assets ratio was 10.31% at December 31, 2010 compared to 8.95% at December 31, 2009. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

Off Balance Sheet Items

Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit follows:

Table 27 – Off Balance Sheet Items

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2010 (in thousands)	one year	three years	five years	years	Total

Unused loan commitments	$174,415	$8,568	$7,352	$242,212	$432,547
Standby letters of credit	2,700	8,107	-	-	10,807
FHLB letters of credit	-	9,698	-	-	9,698

A portion of the unused commitments above are expected to expire or may not be fully used, therefore the total amount of commitments above does not necessarily indicate future cash requirements.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $11 million and $12 million at December 31, 2010 and 2009. In addition to credit risk, the Company also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Company does not deem this risk to be material.

At December 31, 2010 and December 31, 2009, Republic had a $10 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Company uses a blanket pledge of eligible real estate loans to secure the letter of credit.

Commitments to extend credit generally consist of unfunded lines of credit. These commitments generally have variable rates of interest.

Aggregate Contractual Obligations

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of the Company. The Bank also has required future payments for long-term and short-term debt as well as the maturity of time deposits. The required payments under such commitments follows:

Table 28 – Aggregate Contractual Obligations

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2010 (in thousands)	one year	three years	five years	years	Total

Time deposits (including brokered
certificates of deposit)	$899,996	$88,290	$13,663	$185	$1,002,134
Federal Home Loan Bank advances	75,000	176,000	188,000	125,877	564,877
Subordinated note	-	-	-	41,240	41,240
Securities sold under agreements to
repurchase	319,246	-	-	-	319,246
Lease commitments	6,154	10,518	7,805	13,760	38,237
Total contractual obligations	$1,300,396	$274,808	$209,468	$181,062	$1,965,734

FHLB advances represent the amounts that are due to the FHLB. Approximately $150 million of the advances, although fixed, are subject to conversion provisions at the option of the FHLB and can be prepaid without a penalty. Management believes these advances will not likely be converted in the short-term, and therefore has included the advances in their original maturity categories for purposes of this table.

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

The Company did not run a model simulation for declining interest rates as of December 31, 2010 and 2009, because the FOMC effectively lowered the FFTR between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur. Overall, the indicated change in net interest income as of December 31, 2010 was substantially comparable to indicated change as of December 31, 2009 in an “up” interest rate scenario.

The following tables illustrate Republic’s projected net interest income sensitivity profile based on the asset/liability model as of December 31, 2010 and 2009. The Company’s interest rate sensitivity model does not include loan fees within interest income. During 2010 and 2009, loan fees included in interest income were $54.9 million and $60.7 million, respectively.

Table 29 – Interest Rate Sensitivity for 2010

			Increase in Rates
		100	200	300
(dollars in thousands)	Base	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$684	$3,395	$5,815	$5,566
Investment securities	11,844	15,197	18,029	20,798
Loans, excluding loan fees(1)	114,485	118,868	124,644	131,610
Total interest income, excluding loan fees	127,013	137,460	148,488	157,974

Projected interest expense:
Deposits	10,078	18,817	26,395	35,340
Securities sold under agreements to repurchase	778	3,887	6,997	10,115
Federal Home Loan Bank advances and other
long-term borrowings	19,799	19,799	19,248	15,490
Total interest expense	30,655	42,503	52,640	60,945

Net interest income, excluding loan fees	$96,358	$94,957	$95,848	$97,029
Change from base		$(1,401)	$(510)	$671
% Change from base		-1.45%	-0.53%	0.70%

Table 30 – Interest Rate Sensitivity for 2009

			Increase in Rates
		100	200	300
(dollars in thousands)	Base	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$771	$3,809	$6,806	$9,786
Investment securities	17,663	20,682	23,639	26,522
Loans, excluding loan fees(1)	121,585	127,319	134,635	143,206
Total interest income, excluding loan fees	140,019	151,810	165,080	179,514

Projected interest expense:
Deposits	13,032	21,820	29,650	37,324
Securities sold under agreements to repurchase	793	3,797	6,801	9,805
Federal Home Loan Bank advances and other
long-term borrowings	24,198	24,901	26,489	41,762
Total interest expense	38,023	50,518	62,940	88,891

Net interest income, excluding loan fees	$101,996	$101,292	$102,140	$90,623
Change from base		$(704)	$144	$(11,373)
% Change from base		-0.69%	0.14%	-11.15%

____________________
(1) – Consideration was not given to the impact of increasing and decreasing interest rates on RALs, which are fee based and occur substantially all in the first quarter of the year.

Adoption of New Accounting Pronouncements

ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009, and did not have a significant impact on the Company’s financial statements. Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 810 on January 1, 2010. Adoption of the new guidance did not have a significant impact on the Company’s financial statements

ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 860 on January 1, 2010. Adoption of the new guidance did not have a significant impact on the Company’s financial statements.

ASC Topic 310 “Receivables.” New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”). The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance. The Company adopted the period end disclosures provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010. Adoption of the new guidance did not have an impact on the Company’s statements of income and financial condition. The disclosures about activity that occurs will be effective for reporting periods after January 1, 2011, and will have no impact on the Company’s statements of income and financial condition.

FASB ASC 310 Receivables, Sub-Topic 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”) was amended to clarify that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310 Subtopic 310-40 Troubled Debt Restructurings by Creditors. The new authoritative accounting guidance under Subtopic 310-30 became effective in the third quarter of 2010 and did not have an impact on the Company’s financial statements.

Newly Issued Not Yet Effective Standards

FASB ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of ASU 2010-28 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data.

The following are included in this section:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets – December 31, 2010 and 2009
Consolidated statements of income and comprehensive income – years ended December 31, 2010, 2009 and 2008
Consolidated statements of stockholders’ equity – years ended December 31, 2010, 2009 and 2008
Consolidated statements of cash flows – years ended December 31, 2010, 2009 and 2008
Footnotes to consolidated financial statements

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, in relation to the criteria described in the report, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, Management concludes that as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Based on its assessment, Management believes that as of December 31, 2010, the Company’s internal control was effective in achieving the objectives stated above. Crowe Horwath LLP has provided its report on the effectiveness of internal control in their report dated March 2, 2011.

Bernard M. Trager Chairman of the Board March 2, 2011	Steven E. Trager President and Chief Executive Officer	Kevin Sipes Executive Vice President, Chief Financial Officer and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
of Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Louisville, Kentucky
March 2, 2011

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, (in thousands, except share data)

	2010	2009
ASSETS:

Cash and cash equivalents	$786,371	$1,068,179
Securities available for sale	509,755	416,311
Securities to be held to maturity (fair value of $33,824 in 2010 and $51,135 in 2009)	32,939	50,924
Mortgage loans held for sale	15,228	5,445
Loans, net of allowance for loan losses of $23,079 and $22,879 (2010 and 2009)	2,152,161	2,245,353
Federal Home Loan Bank stock, at cost	26,212	26,248
Premises and equipment, net	37,770	39,380
Goodwill	10,168	10,168
Other assets and accrued interest receivable	52,099	56,760

TOTAL ASSETS	$3,622,703	$3,918,768

LIABILITIES

Deposits
Non interest-bearing	$325,375	$318,275
Interest-bearing	1,977,317	2,284,206
Total deposits	2,302,692	2,602,481

Securities sold under agreements to repurchase and other short-term borrowings	319,246	299,580
Federal Home Loan Bank advances	564,877	637,607
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	23,272	21,840

Total liabilities	3,251,327	3,602,748

Commitments and contingencies (Footnote 19)	-	-

STOCKHOLDERS' EQUITY

Preferred stock, no par value, 100,000 shares authorized
Series A 8.5% non cumulative convertible, none issued	-	-
Class A Common Stock, no par value, 30,000,000 shares authorized,
18,628,051 shares (2010) and 18,498,867 shares (2009) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,307,313 shares (2010) and 2,308,974 (2009) issued
and outstanding	4,944	4,917
Additional paid in capital	129,327	126,376
Retained earnings	230,987	178,944
Accumulated other comprehensive income	6,118	5,783

Total stockholders' equity	371,376	316,020

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,622,703	$3,918,768

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2010	2009	2008
INTEREST INCOME:

Loans, including fees	$176,463	$192,023	$170,565
Taxable investment securities	14,590	18,362	27,126
Tax exempt investment securities	11	23	57
Federal Home Loan Bank stock and other	2,409	2,197	4,394
Total interest income	193,473	212,605	202,142

INTEREST EXPENSE:

Deposits	13,129	21,887	40,481
Securities sold under agreements to repurchase and other short-term borrowings	1,026	1,063	6,200
Federal Home Loan Bank advances	19,991	23,277	23,215
Subordinated note	2,515	2,515	2,522
Total interest expense	36,661	48,742	72,418

NET INTEREST INCOME	156,812	163,863	129,724

Provision for loan losses	19,714	33,975	16,205

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	137,098	129,888	113,519

NON INTEREST INCOME:

Service charges on deposit accounts	15,562	19,156	19,404
Electronic refund check fees	58,789	25,289	17,756
Net RAL securitization income	265	514	13,347
Mortgage banking income	5,797	11,021	3,536
Debit card interchange fee income	5,067	5,114	4,776
Net gain on sales and calls of investment securities	-	-	1,917
			-
Total impairment losses on investment securities	(221)	(5,822)	(16,281)
Loss recognized in other comprehensive income	-	-	-
Net impairment loss recognized in earnings	(221)	(5,822)	(16,281)

Other	2,399	2,349	1,505
Total non interest income	87,658	57,621	45,960

NON INTEREST EXPENSES:

Salaries and employee benefits	55,246	51,173	52,118
Occupancy and equipment, net	21,958	22,370	19,760
Communication and transportation	5,418	5,354	4,672
Marketing and development	10,813	13,146	9,208
FDIC insurance expense	3,155	4,993	1,152
Bank franchise tax expense	3,187	2,643	2,598
Data processing	2,697	3,017	2,771
Debit card interchange expense	1,741	3,096	2,402
Supplies	2,359	2,398	1,649
Other real estate owned expense	1,829	2,253	238
Charitable contributions	6,232	1,494	1,632
FHLB advance prepayment penalty	1,531	-	-
Other	10,157	9,548	9,392
Total non interest expenses	126,323	121,485	107,592

INCOME BEFORE INCOME TAX EXPENSE	98,433	66,024	51,887
INCOME TAX EXPENSE	33,680	23,893	18,235
NET INCOME	$64,753	$42,131	$33,652

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (continued)
YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2010	2009	2008
OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized gain (loss) on securities available for sale, net	$(161)	$2,799	$(8,898)
Other-than-temporary-impairment on available for sale
securities recorded in other comprehensive income, net	-	1,800	-
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment has
been recognized in earnings, net	640	380	-
Realized amount on securities sold, net	-	-	(1,246)
Reclassification adjustment for losses realized in income	(144)	1,984	10,583
Other comprehensive income	335	6,963	439

COMPREHENSIVE INCOME	$65,088	$49,094	$34,091

BASIC EARNINGS PER SHARE:

Class A Common Stock	$3.11	$2.04	$1.65
Class B Common Stock	3.06	1.99	1.60

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$3.10	$2.02	$1.62
Class B Common Stock	3.04	1.98	1.58

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

						Unearned
	Common Stock					Shares in	Accumulated
	Class A	Class B		Additional		Empl. Stock	Other	Total
	Shares	Shares		Paid In	Retained	Ownership	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Plan	Income	Equity

Balance, January 1, 2008	17,958	2,344	$4,821	$119,761	$124,616	$(519)	$181	$248,860

Net income	-	-	-	-	33,652	-	-	33,652

Net change in accumulated other
comprehensive income	-	-	-	-	-	-	439	439

Dividend declared Common Stock:
Class A ($0.473 per share)	-	-	-	-	(8,620)	-	-	(8,620)
Class B ($0.430 per share)	-	-	-	-	(1,001)	-	-	(1,001)

Stock options exercised, net of
shares redeemed	299	-	62	2,844	(1,280)	-	-	1,626

Repurchase of Class A Common Stock	(23)	-	(5)	(134)	(384)	-	-	(523)

Conversion of Class B Common Stock
to Class A Common Stock	34	(34)	-	-	-	-	-	-

Shares committed to be released under
the Employee Stock Ownership Plan	49	-	-	612	-	519	-	1,131

Notes receivable on Common Stock, net
of cash payments	-	-	-	(407)	-	-	-	(407)

Deferred director compensation expense -
Company Stock	1	-	-	139	-	-	-	139

Stock based compensation expense	-	-	-	626	-	-	-	626

Balance, December 31, 2008	18,318	2,310	$4,878	$123,441	$146,983	$-	$620	$275,922

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2009	18,318	2,310	$4,878	$123,441	$146,983	$620	$275,922

Cumulative effect of change in accounting
principle, adoption of FASB ASC 320	-	-	-	-	1,800	(1,800)	-

Net income	-	-	-	-	42,131	-	42,131

Change in unrealized losses on available for
sale securities for which a portion of an
other-than-temporary impairment has been
recognized in earnings, net	-	-	-	-	-	380	380

Net change in accumulated other
comprehensive income	-	-	-	-	-	6,583	6,583

Dividend declared Common Stock:
Class A ($0.517 per share)	-	-	-	-	(9,543)	-	(9,543)
Class B ($0.470 per share)	-	-	-	-	(1,086)	-	(1,086)

Stock options exercised, net of shares redeemed	215	-	46	2,530	(701)	-	1,875

Repurchase of Class A Common Stock	(35)	-	(7)	(221)	(640)	-	(868)

Conversion of Class B Common Stock
to Class A Common Stock	1	(1)	-	-	-	-	-

Notes receivable on Common Stock, net
of cash payments	-	-	-	(249)	-	-	(249)

Deferred director compensation expense -
Company Stock	-	-	-	152	-	-	152

Stock based compensation expense	-	-	-	723	-	-	723

Balance, December 31, 2009	18,499	2,309	$4,917	$126,376	$178,944	$5,783	$316,020

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2010	18,499	2,309	$4,917	$126,376	$178,944	$5,783	$316,020

Net income	-	-	-	-	64,753	-	64,753

Net change in accumulated other
comprehensive income	-	-	-	-	-	335	335

Dividend declared Common Stock:
Class A ($0.561 per share)	-	-	-	-	(10,422)	-	(10,422)
Class B ($0.510 per share)	-	-	-	-	(1,177)	-	(1,177)

Stock options exercised, net of shares redeemed	138	-	31	2,684	(831)	-	1,884

Repurchase of Class A Common Stock	(11)	-	(4)	(106)	(280)	-	(390)

Conversion of Class B Common Stock
to Class A Common Stock	2	(2)	-	-	-	-	-

Notes receivable on Common Stock, net
of cash payments	-	-	-	(345)	-	-	(345)

Deferred director compensation expense -
Company Stock	-	-	-	151	-	-	151

Stock based compensation expense	-	-	-	567	-	-	567

Balance, December 31, 2010	18,628	2,307	$4,944	$129,327	$230,987	$6,118	$371,376

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
YEARS ENDED DECEMBER 31, (in thousands)

	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$64,753	$42,131	$33,652
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion, net	10,683	10,542	7,509
Federal Home Loan Bank stock dividends		-	(956)
Provision for loan losses	19,714	33,975	16,205
Net gain on sale of mortgage loans held for sale	(5,989)	(11,332)	(4,453)
Origination of mortgage loans held for sale	(288,893)	(556,685)	(234,759)
Proceeds from sale of mortgage loans held for sale	285,099	573,870	232,192
Net realized impairment (recovery) of mortgage servicing rights	-	(1,255)	1,255
Net gain on sale of RALs	-	-	(8,307)
Increase in RAL securitization residual	(265)	(514)	(5,040)
Origination of RALs held for sale	-	-	(1,098,717)
Proceeds from sale of RALs	-	-	1,009,698
Paydown of trading securities	265	514	107,099
Net realized loss on sales, calls and impairment of securities	221	5,822	14,364
Net gain on sale of other real estate owned	(203)	(20)	(67)
Writedowns of other real estate owned	1,127	2,011	106
Net gain on sale of premises and equipment	-	-	(43)
Deferred director compensation expense - Company Stock	151	152	139
Employee Stock Ownership Plan compensation expense	-	-	1,131
Stock based compensation expense	567	723	626
Net change in other assets and liabilities:
Accrued interest receivable	577	3,203	(3,932)
Accrued interest payable	(511)	(3,704)	(815)
Other assets	7,926	(24,309)	(3,330)
Other liabilities	(5,988)	(3,046)	(4,694)
Net cash provided by operating activities	89,234	72,078	58,863

INVESTING ACTIVITIES
Purchases of securities available for sale	(611,521)	(616,047)	(2,349,633)
Purchases of securities to be held to maturity	(685)	(18,525)	-
Purchases of Federal Home Loan Bank stock	(26)	(1,166)	(531)
Proceeds from calls, maturities and paydowns of securities available for sale	524,423	1,057,950	1,929,882
Proceeds from calls, maturities and paydowns of securities to be held to maturity	18,669	18,373	1,067
Proceeds from sales of securities available for sale	-	-	81,066
Proceeds from sales of Federal Home Loan Bank stock	62	-	360
Proceeds from sales of other real estate owned	9,684	8,402	4,138
Net change in loans	55,335	2,116	69,701
Purchases of premises and equipment	(4,268)	(3,986)	(9,333)
Proceeds from sales of premises and equipment	-	-	848
Net cash (used in)/provided by investing activities	(8,327)	447,117	(272,435)

FINANCING ACTIVITIES
Net change in deposits	(299,789)	(140,888)	774,554
Net change in securities sold under agreements to repurchase and other short-term borrowings	19,666	(39,432)	(59,284)
Payments on Federal Home Loan Bank advances	(117,730)	(107,627)	(174,316)
Proceeds from Federal Home Loan Bank advances	45,000	230,000	211,000
Repurchase of Common Stock	(390)	(868)	(523)
Net proceeds from Common Stock options exercised	1,884	1,875	1,626
Cash dividends paid	(11,356)	(10,379)	(9,359)
Net cash (used in)/provided by financing activities	(362,715)	(67,319)	743,698

NET CHANGE IN CASH AND CASH EQUIVALENTS	(281,808)	451,876	530,126
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,068,179	616,303	86,177
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$786,371	$1,068,179	$616,303

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
YEARS ENDED DECEMBER 31, (in thousands)

	2010	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:

Cash paid during the year for:
Interest	$37,172	$52,446	$73,233
Income taxes	28,674	28,737	25,360

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$17,798	$7,332	$9,119
Retained securitization residual	-	-	102,059

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

Republic operates 43 banking centers, primarily in the retail banking industry, and conducts its operations predominately in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky, southern Indiana, metropolitan Tampa, Florida, metropolitan Cincinnati, Ohio and through an Internet banking delivery channel. Republic’s consolidated results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning assets represent investment securities and real estate mortgage, commercial and consumer loans. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, securities sold under agreements to repurchase, as well as short-term and long-term borrowing sources.

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

Republic, through its Tax Refund Solutions (“TRS”) segment, is one of a limited number of financial institutions which facilitates the payment of federal and state tax refunds through third party tax-preparers located throughout the U.S., as well as tax-preparation software providers. The Company facilitates the payment of these tax refunds through three primary products: Electronic Refund Checks (“ERCs” or “ARs”), Electronic Refund Deposits (“ERDs” or “ARDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by TRS occurs in the first quarter of the year. TRS traditionally operates at a loss during the second half of the year, during which the segment incurs costs preparing for the following first quarter’s tax season.

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

RALs are short-term consumer loans offered to taxpayers that are secured by the customer’s anticipated tax refund, which represents the source of repayment. The Company has historically underwriten the RAL application utilizing the Debt Indicator (the “DI”) from the IRS in combination with an automated underwriting model utilizing information contained in the taxpayer’s tax return. The DI, which indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts such as unpaid child support or federally funded student loans, has historically been a significant underwriting component. On August 5, 2010, the IRS issued a news release stating that it will no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season. Without access to the DI, the Company has tightened its underwriting and application requirements criteria for the first quarter 2011 tax season. See the section titled “IRS Decision to Withhold Debt Indicator” in this section of the filing.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

If the RAL application is approved, the Company advances the amount of the refund due on the taxpayer’s return up to specified amounts less the loan fee due to the Company and, if requested by the taxpayer, the fees due for preparation of the return to the tax-preparer. As part of the RAL application process, each taxpayer signs an agreement directing the IRS to send the taxpayer’s refund directly to the Company. The refund received from the IRS is used by the Company to pay off the RAL. Any amount due the taxpayer above the amount of the RAL is remitted to the taxpayer once the refund is received by the Company. The funds advanced by the Company are generally repaid by the IRS within two weeks. The fees earned on RALs are reported as interest income under the line item “Loans, including fees.”

For additional discussion regarding TRS, see the following sections:
•           Part I Item 1A “Risk Factors”
•           Part II Item 8 “Financial Statements and Supplementary Data:”
o      Footnote 3 “Loans and Allowance for Loan Losses”
o      Footnote 4 “Securitization”
o      Footnote 9 “Deposits”
o      Footnote 22 “Segment Information”
o      Footnote 23 “Regulatory Matters”

Subsequent Events –The Company has evaluated subsequent events for recognition or disclosure.

Use of Estimates – Financial statements prepared in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Material estimates relate to:

•      TRS allowance for loan losses and provision for loan losses
•      Banking segment allowance for loan losses and provision for loan losses
•      Mortgage servicing rights
•      Income tax accounting
•      Goodwill and other intangible assets
•      Impairment of investment securities

These estimates are particularly subject to change and actual results could differ from these estimates.

Significant Group Concentrations of Credit Risk – The Company does not have any significant concentrations of credit risk to any one industry or relationship. The Company’s customers’ ability to repay their loans is generally dependent on the real estate and general economic conditions within the Company’s footprint.

Earnings Concentration – For 2010, 2009 and 2008, approximately 68%, 47% and 39% of total Company net income was derived from the TRS segment, which if terminated, could have a materially adverse impact on net income. Within the TRS segment, the Company generated 63%, 31% and 23% during 2010, 2009 and 2008 of its TRS gross revenue from its agreements with Jackson Hewitt Tax Service Inc. (“JH”) and Liberty Tax Service (“Liberty”).

Cash Flows – Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, repurchase agreements and income taxes.

Interest-Bearing Deposits in Other Financial Institutions – Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Trust Assets – Property held for customers in fiduciary or agency capacities, other than trust cash on deposit at Republic, is not included in the consolidated financial statements since such items are not assets of Republic.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities – Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

Mortgage loans held for sale are generally sold with the mortgage servicing rights (“MSR”) retained. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Amortization of MSRs are initially set at seven years and subsequently adjusted on a quarterly basis based on the weighted average remaining life of the underlying loans.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported within Mortgage Banking income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

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

A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs generally will decline due to higher expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase as prepayments on the underlying loans would be expected to decline. No impairment of the MSR asset existed at December 31, 2010 or 2009. However, based on the estimated fair value at December 31, 2008, management determined six of the 24 tranches within the MSR portfolio were impaired and booked impairment expense of $1.3 million during the fourth quarter of 2008. The majority of this valuation allowance was reversed during the first quarter of 2009.

Loan servicing income is reported on the income statement as a component of Mortgage banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of MSRs is netted against loan servicing fee income. Loan servicing income totaled $3.1 million, $2.9 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008. Late fees and ancillary fees related to loan servicing are not material.

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding less deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is typically discontinued at the time the loan is 80 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans and loans past due 80 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, typically a minimum of six months of performance. Consumer and credit card loans, exclusive of RALs, are not placed on non-accrual status, but are reviewed periodically and charged off when the loans reach 120 days past due or at any point the loan is deemed uncollectible. RALs undergo a review in March and those delinquent RALs deemed uncollectible are charged off against the allowance for loan losses. All remaining RALs are charged off at June 30th each year. Collections subsequent to June 30th each year are recorded as recoveries.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securitization – During 2008, the Company utilized a securitization structure to fund a portion of the RALs originated during the respective tax seasons. From mid January to the end of February 2008, RALs which, upon origination, met certain underwriting criteria related to refund amount and Earned Income Tax Credit amount, were classified as loans held for sale and sold into the securitization. All other RALs originated were retained by the Company. There were no RALs held for sale as of any quarter end. The Company retained a related residual value in the securitization, which was classified on the balance sheet as a trading security. The initial residual interest had a weighted average life of approximately one month, and as such, substantially all of its cash flows were received by the end of the first quarter. The disposition of the remaining anticipated cash flows occurred within the remainder of the calendar year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusted the carrying amount of the residual value to its fair value, which was determined based on expected future cash flows and was significantly influenced by the anticipated credit losses of the underlying RALs. The Company’s continuing involvement in RALs sold into the securitization was limited to only servicing of the RALs. Compensation for servicing of the securitized RALs was not contingent upon performance of the securitized RALs.

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

For additional discussion regarding TRS, see the following sections:
•              Part I Item 1A “Risk Factors”
•              Part II Item 8 “Financial Statements and Supplementary Data:”
o      Footnote 3 “Loans and Allowance for Loan Losses”
o      Footnote 4 “Securitization”
o      Footnote 9 “Deposits”
o      Footnote 22 “Segment Information”
o      Footnote 23 “Regulatory Matters”

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

Republic defines impaired loans as follows:

•	All commercial or commercial real estate loans classified internally as “doubtful” or “loss;”
•	All commercial or commercial real estate loan relationships on accrual status classified internally as “substandard” exceeding $499,999 in aggregate;
•	All commercial or commercial real estate loans classified internally as “substandard” or “special mention” on nonaccrual status, regardless of the size of the credit;
•	All retail and commercial loans classified as troubled debt restructurings (“TDRs”); and
•	Any other situation where the collection of total amount due for a loan is improbable or otherwise meet the definition of impaired.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception, or using the fair value of the collateral if the loan is collateral dependent.

The general component of the allowance for loan losses covers non impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company. The average five year, two year and current year loss rates are reviewed in the analysis, as well as comparisons to peer group loss rates. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions such as changed in real estate value; industry conditions; and effects of changes in credit concentrations.

A “portfolio segment” is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses. A “class” of loans represents further disaggregation of a portfolio segment based on risk characteristics and the entity’s method for monitoring and assessing credit risk. The Company has identified the following portfolio segments and classes: Residential real estate (owner occupied and non owner occupied), Commercial real estate, Real estate construction, Commercial Home Equity and Consumer (Tax Refund Solutions, Credit cards, Overdrafts and Other consumer).

The Company analyzes all relevant risk characteristics for each portfolio segment and class of loans. Each of the Traditional Banking portfolio segments and classes possess similar general risk characteristics that are analyzed by the Company in connection with its loan underwriting procedures. In determining the allocated allowance, management analyzes the average annual loss rates for the previous 5-year and 2-year periods, along with the current year loss rate, as well as comparisons to peer group corresponding loss rates. In addition, when qualitative factors, such as a general decline in home values, indicate an elevated risk of loss, management performs additional analysis on the portfolio segment, such as updating collateral values on a test basis.

Due to the overall high level of real estate loans within the loan portfolio as a whole, as compared to other portfolio segments, for risk assessment and allowance purposes this segment was segregated into more granular pools by collateral property type. Construction and land loans have the highest qualitative adjustments for economic and other credit risk factors, such as the incomplete status of the collateral and deleterious effect of the recent economic downturn on these types of properties during, but total balances in these portfolio segments are not a concentration in the overall portfolio. The commercial real estate loan portfolio segment as a whole had the next highest level of qualitative adjustments due to the effects of local markets and economies on the underlying collateral property values, as well as for industry concentrations and risks related to the commercial business tenants. Within the commercial portfolio, risk analysis is performed based on concentrations within industries, as well as by individual loan type. Commercial business loans granted under various SBA-guaranteed programs show higher historical risks as these loans are made to small businesses which were more negatively impacted by the economic issues of past few years.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

With regard to Tax Refund Solutions, substantially all RALs issued by the Company each year are made during the first quarter. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons including IRS audits resulting from revenue protection strategies, errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process. At March 31st of each year, the Company has historically reserved for its estimated RAL losses for the year based on current and prior-year funding patterns, information received from the IRS on current year payment processing, projections using the Company’s internal RAL underwriting criteria applied against prior years’ customer data, and the subjective experience of Company management.

See Footnote 3 “Loans and Allowance for Loan Losses” for additional discussion regarding the Company’s Allowance for Loan Losses.

Real Estate Owned – Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment, Net – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated useful lives of the related assets on the straight-line method. Estimated lives typically range from 25 to 39 years for buildings and improvements, three to ten years for furniture, fixtures and equipment and three to five years for leasehold improvements.

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

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations prior to January 1, 2009 represent the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.

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

Off Balance Sheet Financial Instruments – Financial instruments include off balance sheet credit instruments, such as commitments to fund loans and standby letters of credit. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded upon funding. Instruments such as standby letters of credit are considered financial guarantees and are recorded at fair value.

Derivatives – Republic only utilizes derivative instruments as described in Footnote 6 “Mortgage Banking Activities” in this section of the filing.

Stock Based Compensation – Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes – Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Retirement Plans – 401(k) plan expense is recorded as a component of salaries and employee benefits and represents the amount of Company matching contributions.

Earnings Per Common Share – Basic earnings per share is based on net income (in the case of Class B Common Stock, less the dividend preference on Class A Common Stock), divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock dividends through the date of issuance of the financial statements.

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

Restrictions on Cash and Cash Equivalents – Republic is required by the Federal Reserve Bank (“FRB”) to maintain average reserve balances. Cash and due from banks on the consolidated balance sheet includes $52 million and $3 million of required reserve balances at December 31, 2010 and 2009. The Company does not earn interest on these cash balances.

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

Segment Information – Segments represent parts of the Company evaluated by management with separate financial information. Republic’s internal information is primarily reported and evaluated in three lines of business – Traditional Banking, TRS and Mortgage Banking.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

2.   INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$119,894	$668	$(265)	$120,297
Private label mortgage backed and other
private label mortgage-related securities	6,323	211	(1,410)	5,124
Mortgage backed securities - residential	150,460	8,217	-	158,677
Collateralized mortgage obligations	223,665	2,144	(152)	225,657
Total securities available for sale	$500,342	$11,240	$(1,827)	$509,755

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$48,000	$82	$-	$48,082
Private label mortgage backed and other
private label mortgage-related securities	8,085	-	(2,184)	5,901
Mortgage backed securities - residential	227,792	10,362	-	238,154
Collateralized mortgage obligations	123,536	765	(127)	124,174
Total securities available for sale	$407,413	$11,209	$(2,311)	$416,311

Mortgage backed Securities

At December 31, 2010, with the exception of the $5.1 million private label mortgage backed and other private label mortgage-related securities, all other mortgage backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) and Fannie Mae (“FNMA”), institutions which the government has affirmed its commitment to support. At December 31, 2010, there were gross unrealized losses of $417,000 related to available for sale and held to maturity mortgage backed securities other than the private label mortgage backed and other private label mortgage-related securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

As mentioned throughout this filing, the Company’s mortgage backed securities portfolio includes private label mortgage backed and other private label mortgage-related securities with a fair value of $5.1 million which had gross unrealized losses of approximately $1.4 million at December 31, 2010. As of December 31, 2010, the Company believes there is no further material credit loss component of OTTI in addition to that which has already been recorded. Additionally, the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

2.	INVESTMENT SECURITIES (continued)

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2010 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,191	$10	$(4)	$4,197
Mortgage backed securities - residential	1,930	109	-	2,039
Collateralized mortgage obligations	26,818	770	-	27,588
Total securities to be held to maturity	$32,939	$889	$(4)	$33,824

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2009 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$9,187	$90	$-	$9,277
Obligations of states and political
subdivisions	384	38	-	422
Mortgage backed securities - residential	2,748	108	(1)	2,855
Collateralized mortgage obligations	38,605	84	(108)	38,581
Total securities to be held to maturity	$50,924	$320	$(109)	$51,135

Sales of Securities Available for Sale

During 2010 and 2009, there were no sales of securities available for sale.

During 2008, the Company realized securities gains as follows:

•	A gain of $311,000 was realized related to the mandatory partial redemption of the Company’s Visa, Inc. Class B Common Stock holdings associated with Visa’s initial public offering;

•	The Company realized $150,000 in gains related to unamortized discount accretion on a portion of callable U.S. Government agencies that were called before their maturity; and

•
The Company sold a total of nine U.S. Government agency and mortgage backed securities totaling $81 million resulting in a gain of $1.6 million. As interest rates fell in December 2008 and underlying prepayment speeds increased, the Company made the strategic decision to sell these securities and realize additional gains related to the unamortized discounts for these securities.

The tax provision related to the Company’s realized gains totaled $0, $0 and $721,000 for 2010, 2009 and 2008, respectively.

2.          INVESTMENT SECURITIES (continued)

The amortized cost and fair value of the investment securities portfolio by contractual maturity at December 31, 2010 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities to be
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
December 31 2010, (in thousands)	Cost	Value	Value	Value

Due in one year or less	$-	$-	$495	$502
Due from one year to five years	113,900	114,351	3,196	3,199
Due from five years to ten years	5,994	5,946	500	496
Private label mortgage backed and other
private label mortgage-related securities	6,323	5,124	-	-
Mortgage backed securities - residential	150,460	158,677	1,930	2,039
Collateralized mortgage obligations	223,665	225,657	26,818	27,588
Total	$500,342	$509,755	$32,939	$33,824

At December 31, 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Market Loss Analysis

Securities with unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
December 31, 2010 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$23,235	$(269)	$-	$-	$23,235	$(269)
Private label mortgage backed and other
private label mortgage-related securities	-	-	4,409	(1,410)	4,409	(1,410)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	49,477	(152)	-	-	49,477	(152)

Total	$72,712	$(421)	$4,409	$(1,410)	$77,121	$(1,831)

	Less than 12 months		12 months or more		Total
December 31, 2009 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Private label mortgage backed and other
private label mortgage-related securities	5,901	(2,184)	-	-	5,901	(2,184)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	19,738	(64)	12,093	(172)	31,831	(236)

Total	$25,639	$(2,248)	$12,093	$(172)	$37,732	$(2,420)

2.          INVESTMENT SECURITIES (continued)

As of December 31, 2010, the Company’s security portfolio consisted of 150 securities, 12 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and other securities, as discussed below.

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

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. The Company owned and continues to own four private label mortgage backed and other private label mortgage-related securities with an amortized cost of $6.3 million at December 31, 2010. For one of these securities, the Company has recorded all projected losses through OTTI charges. The Company has partially written off the principal associated with this security, as a portion of its losses were passed through by the servicer/trustee.

None of these private label securities are guaranteed by government agencies. Approximately $504,000 (Securities 1 through 3 in the table below) of these securities is mostly backed by “Alternative A” first lien mortgage loans. The remaining $5.8 million (Security 4 in the table below) represents an asset backed security with an insurance “wrap” or guarantee. The average life of securities 1 through 3 is currently estimated to be 7 months. The average life of security 4 is currently estimated to be 5 years. Due to current market conditions, all of these assets remain extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with FASB ASC topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for these investments. See Footnote 5, “Fair Value” for additional discussion.

2.          INVESTMENT SECURITIES (continued)

The following table presents a rollforward of the credit losses recognized in earnings:

Year ended December 31, (in thousands)	2010	2009	2008

Balance, beginning of year	$17,266	$14,213	$-
Realized pass through of actual losses	(7,730)	-	-
Amounts related to credit loss for which an other-than-
temporary impairment was not previously recognized	221	5,822	14,213
Additions/Subtractions:
Increases to the amount related to the credit loss for
which other-than-temporary impairment was
previously recognized	-	(2,769)	-
Balance, end of year	$9,757	$17,266	$14,213

Further deterioration in economic conditions could cause the Company to record additional impairment charges related to credit losses of up to $6.3 million, which is the current gross amortized cost of the Company’s private label mortgage backed securities and other private label mortgage-related securities.

The following table details the total impairment loss related to “all other factors” recorded as a component of accumulated other comprehensive income for the Company’s private label mortgage backed and other private label mortgage-related securities as of December 31, 2010:

			Gross	Cumulative
			Unrealized	Credit
	Amortized	Fair	Gains /	OTTI
(in thousands)	Cost	Value	(Losses)	Losses

Security 1	$-	$-	$-	$(2,552)
Security 2	432	603	171	(3,329)
Security 3	72	112	40	(1,861)
Security 4	5,819	4,409	(1,410)	(2,015)
Total	$6,323	$5,124	$(1,199)	$(9,757)

The credit ratings for the Company’s private label mortgage backed and other private label mortgage-related securities range from “imminent default” to “speculative” at December 31, 2010.

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

2.          INVESTMENT SECURITIES (continued)

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2010	2009

Carrying amount	$430,445	$427,444
Fair value	431,223	427,444

3.          LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

December 31, (in thousands)	2010	2009

Residential real estate:
Owner Occupied	$913,856	$976,348
Non Owner Occupied	126,404	120,963
Commercial real estate	646,417	641,451
Real estate construction	69,068	83,090
Commercial	107,647	104,274
Home equity	290,492	318,449
Consumer:
Credit Cards	8,206	8,052
Overdrafts	901	2,006
Other Consumer	12,249	13,599

Total loans	2,175,240	2,268,232
Less: Allowance for loan losses	23,079	22,879

Loans, net	$2,152,161	$2,245,353

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Activity in the allowance for loan losses follows:

December 31, (in thousands)	2010	2009	2008

Allowance for loan losses at beginning year	$22,879	$14,832	$12,735

Charge offs - Traditional Banking	(12,505)	(8,662)	(6,940)
Charge offs - Tax Refund Solutions	(14,584)	(31,180)	(9,206)
Total charge offs	(27,089)	(39,842)	(16,146)

Recoveries - Traditional Banking	1,134	824	882
Recoveries - Tax Refund Solutions	6,441	13,090	1,156
Total recoveries	7,575	13,914	2,038

Net loan charge offs - Traditional Banking	(11,371)	(7,838)	(6,058)
Net loan charge offs - Tax Refund Solutions	(8,143)	(18,090)	(8,050)
Net loan charge offs	(19,514)	(25,928)	(14,108)

Provision for loan losses - Traditional Banking	11,571	15,885	8,154
Provision for loan losses - Tax Refund Solutions	8,143	18,090	8,051
Total provision for loan losses	19,714	33,975	16,205

Allowance for loan losses at end of year	$23,079	$22,879	$14,832

Republic defines impaired loans as follows:
•	All commercial or commercial real estate loans classified internally as “doubtful” or “loss;”
•	All commercial or commercial real estate loan relationships on accrual status classified internally as “substandard” exceeding $499,999 in aggregate;
•	All commercial or commercial real estate loans classified internally as “substandard” or “special mention” on nonaccrual status, regardless of the size of the credit;
•	All retail and commercial loans classified as troubled debt restructurings (“TDRs”); and
•	Any other situation where the collection of total amount due for a loan is improbable or otherwise meet the definition of impaired.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Information regarding Republic’s impaired loans follows:

As of and for the years ended December 31, (in thousands)	2010	2009	2008

Loans with no allocated allowance for loan losses	$14,141	$10,995	$-
Loans with allocated allowance for loan losses	30,945	37,851	12,108

Total impaired loans	$45,086	$48,846	$12,108

Amount of the allowance for loan losses allocated	$4,284	$4,718	$1,998
Average of individually impaired loans during the year	46,787	35,930	13,355
Interest income recognized during impairment	1,635	1,013	617
Cash basis interest income recognized	52	267	25

A TDR is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to a borrower’s financial difficulties. All TDRs are considered “Impaired.” The substantial majority of the Company’s residential real estate TDRs involve reducing the client’s loan payment through a rate reduction for a set period of time based on the borrower’s ability to service the modified loan payment. The majority of the Company’s commercial related and construction TDRs involve a restructuring of loan terms such as a temporary forbearance or reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan.

Detail of TDRs differentiated by loan type and accrual or nonaccrual classification follows:

	TDRs on	TDRs on
	Non-Accrual	Accrual	Total
December 31, 2010 (in thousands)	Status	Status	TDRs

Residential real estate	$1,272	$9,191	$10,463
Commercial real estate	2,703	11,425	14,128
Real estate construction	640	2,719	3,359
Commercial	-	4,281	4,281

Total TDRs	$4,615	$27,616	$32,231

3.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance
	Principal	Recorded	for Loan Losses
December 31, 2010 (in thousands)	Balance	Investment	Allocated

Impaired loans with no related allowance recorded:
Residential Real Estate:
Owner Occupied	$8,739	$8,739	$-
Non Owner Occupied	396	396	-
Commercial Real Estate	1,611	1,574	-
Real Estate Construction	2,878	2,219	-
Commercial	1,213	1,213	-
Home Equity	-	-	-
Consumer:	-	-	-
Credit Cards	-	-	-
Overdrafts	-	-	-
Other Consumer	-	-	-

Impaired loans with an allowance recorded:
Residential Real Estate:
Owner Occupied	145	145	27
Non Owner Occupied	2,496	2,366	520
Commercial Real Estate	21,038	20,468	1,979
Real Estate Construction	5,115	4,192	1,311
Commercial	3,774	3,774	447
Home Equity	-	-	-
Consumer:	-	-	-
Credit Cards	-	-	-
Overdrafts	-	-	-
Other Consumer	-	-	-
Total impaired loans	47,405	45,086	4,284

Loans collectively evaluated for impairment:
Residential Real Estate:
Owner Occupied	904,972	904,972	4,724
Non Owner Occupied	123,512	123,642	11
Commercial Real Estate	623,768	624,375	5,241
Real Estate Construction	61,075	62,657	1,294
Commercial	102,660	102,660	900
Home Equity	290,492	290,492	3,581
Consumer:	-	-	-
Credit Cards	8,206	8,206	492
Overdrafts	901	901	126
Other Consumer	12,249	12,249	461
Unallocated allowance for loan losses	-	-	1,965
Total non impaired loans	2,127,835	2,130,154	18,795
Grand total	$2,175,240	$2,175,240	$23,079

The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

A summary of the types of TDR loan modifications outstanding follows:

	TDRs Performing	TDRs Not
	to Modified	Perfoming to	Total
December 31, 2010 (in thousands)	Terms	Modified Terms	TDRs

Residential real estate loans:
Rate reduction	$6,568	$549	$7,117
Interest only payments for 6-12 months	2,783	-	2,783
Forbearance for 3-6 months	458	-	458
Extension or other modification	105	-	105
Total residential TDRs	9,914	549	10,463

Commerical related and construction loans:
Interest only payments for 6 - 12 months	5,876	310	6,186
Interest only payments for 36 months	4,208	-	4,208
Rate reduction	3,028	-	3,028
Forbearance for 3-6 months	3,813	855	4,668
Extension or other modification	3,678	-	3,678
Total commercial TDRs	20,603	1,165	21,768
Total TDRs	$30,517	$1,714	$32,231

As of December 31, 2010, 95% of the TDRs were performing according to their modified terms. The Company allocated $1.5 million and $3.1 million of specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2010 and 2009. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from Republic’s internal watch list and have been specifically reserved for as part of the Company’s normal reserving methodology.

Management determines whether to classify a TDR as non-performing based on its accrual status prior to modification. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At December 31, 2010 and 2009, $5 million and $19 million of TDRs were classified as non-performing loans.

Detail of non-performing loans and non-performing assets follows:

December 31, (in thousands)	2010	2009	2008

Loans on non-accrual status	$28,317	$43,136	$11,324
Loans past due 90 days or more and still on accrual	-	8	2,133

Total non-performing loans	28,317	43,144	13,457
Other real estate owned	11,969	4,772	5,737
Total non-performing assets	$40,286	$47,916	$19,194

Non-performing loans to total loans - Total Company	1.30%	1.90%	0.58%
Non-performing loans to total loans - Traditional Banking	1.30%	1.90%	0.58%
Non-performing assets to total loans (including OREO)	1.84%	2.11%	0.83%

3.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents non accrual loans and loans past due over 90 days still on accrual by class of loans:

	2010		2009		2008
		Loans Past		Loans Past		Loans Past
		Due 90 Days		Due 90 Days		Due 90 Days
		Still		Still		Still
December 31, (in thousands)	Non accrual	Accruing	Non accrual	Accruing	Non accrual	Accruing

Residential real estate	$15,236	$-	$14,832	$-	$6,471	$676
Commercial real estate	6,265	-	16,850	-	1,752	913
Real estate construction	3,682	-	9,500	-	2,482	267
Commercial	323	-	647	-	212	31
Home equity	2,734	-	1,244	-	372	195
Consumer:
Credit Cards	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-
Other Consumer	77	-	63	8	35	51

Total	$28,317	$-	$43,136	$8	$11,324	$2,133

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

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30 - 59	60 - 89	Greater than	Total
	Days	Days	90 Days	Loans
December 31, 2010 (in thousands)	Past Due	Past Due	Past Due	Past Due

Residential real estate:
Owner Occupied	$4,540	$1,049	$9,425	$15,014
Non Owner Occupied	185	95	737	1,017
Commercial real estate	1,323	-	4,377	5,700
Real estate construction	71	333	1,918	2,322
Commercial	3	26	38	67
Home equity	1,097	518	829	2,444
Consumer:
Credit Cards	57	4	-	61
Overdrafts	158	-	-	158
Other Consumer	108	32	4	144

Total	$7,542	$2,057	$17,328	$26,927

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors such as the fair value of collateral. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes aggregate lending relationships with an outstanding balance greater than $4 million and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on an annual basis. The Company uses the following definitions for risk ratings:

Special Mention: Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2010, and based on the Company’s most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not	Total
December 31, 2010 (in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Loans

Residential real estate:
Owner Occupied	$-	$1,017	$11,925	$-	$900,914	$913,856
Non Owner Occupied	-	3,288	1,095	-	122,021	126,404
Commercial real estate	628,502	33,802	14,113	-	-	676,417
Real estate construction	51,540	11,340	6,188	-	-	69,068
Commercial	102,416	4,807	424	-	-	107,647
Home equity	-	-	4,495	-	285,997	290,492
Consumer:						-
Credit Cards	-	-	-	-	8,206	8,206
Overdrafts	-	-	-	-	901	901
Other Consumer	-	-	5	-	12,244	12,249

Total	$782,458	$54,254	$38,245	$-	$1,330,283	$2,205,240

3.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2010:

	Residential Real Estate			Consumer
	Owner	Non Owner	Home	Credit		Other
December 31, 2010 (in thousands)	Occupied	Occupied	Equity	Cards	Overdrafts	Consumer

Performing	$900,914	$122,021	$285,997	$8,206	$901	$12,244
Non performing	11,925	1,095	2,478	-	-	5

Total	$912,839	$123,116	$288,475	$8,206	$901	$12,249

The following table details RAL originations and loss reserves for 2010, 2009 and 2008:

Year Ended December 31, (in thousands)	2010	2009	2008

RAL Originations:

RALs originated and retained on balance sheet	$3,011,607	$2,472,708	$683,073
RALS originated and securitized	-	-	1,098,717

Total RALs originated	$3,011,607	$2,472,708	$1,781,790

RAL Losses:

Losses for RALs retained, net	$8,143	$18,090	$8,051
Net reduction to estimated future cash flows for securitized RALs	-	-	6,350

Total RAL losses, net	$8,143	$18,090	$14,401

RAL Loss Reserves and Provision for Loan Losses:

Substantially all RALs issued by the Company are made during the first quarter, with RAL originations ending by the end of April each year. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons including IRS audits resulting from revenue protection strategies, errors in the tax return, tax return fraud and tax debts not previously disclosed to the Company during its underwriting process.  While the RAL application form is completed by the taxpayer in the tax-preparer’s office, the credit approval criteria is established by TRS and the underwriting decision is made by TRS. TRS reviews and evaluates all tax returns to determine the likelihood of IRS payment. If any attribute of the tax return appears to fall outside of predetermined parameters, TRS will not originate the RAL.

At March 31st of each year, the Company has historically reserved for its estimated RAL losses for the year based on current and prior-year funding patterns, information received from the IRS on current year payment processing, projections using the Company’s internal RAL underwriting criteria applied against prior years’ customer data, and the subjective experience of Company management.  RAL funds advanced by the Company are generally repaid by the IRS within two weeks. RALs outstanding 30 days or longer are charged off at the end of each quarter with subsequent collections recorded as recoveries. Since the RAL season is over by the end of April of each year, essentially all uncollected RALs are charged off by June 30th of each year, except for those RALs management deems certain of collection.

3.           LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Profitability in the Company’s TRS segment is primarily driven by the volume of RAL transactions processed and the loss rate incurred on RALs, and is particularly sensitive to both measures. During 2010 (primarily the first quarter), the Company processed 22% more in dollars of RALs compared to the same period in 2009. The TRS segment’s provision for loan losses decreased from $18.1 million during 2009 to $8.1 million during 2010.  Included as a reduction to the first quarter 2009 TRS provision for loan losses was $2.4 million representing a limited preparer-provided guarantee for RAL product performance. Despite the increase in origination volume over 2009, the Company’s provision for loan losses decreased primarily due to improved underwriting criteria developed from the Company’s 2009 tax season funding history from the IRS.

As of December 31, 2010 and 2009, $10.8 million and $23.1 million of total RALs originated remained uncollected, representing 0.36% and 0.93% of total gross RALs originated during the respective tax years by the Company. All of these loans were charged off prior to December 31, 2010 and 2009.

For additional discussion regarding TRS, see the following sections:
•       Part II Item 8 “Financial Statements and Supplementary Data”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 4 “Securitization”
o	Footnote 9 “Deposits”
o	Footnote 22 “Segment Information”
o	Footnote 23 “Regulatory Matters”

4.           SECURITIZATION

During 2008, the Company utilized a securitization structure to fund a portion of the RALs originated during the respective tax seasons. From mid January to the end of February of 2008, RALs which, upon origination, met certain underwriting criteria related to refund amount and Earned Income Tax Credit amount, were classified as loans held for sale and sold into the securitization. All other RALs originated were retained by the Company. There were no RALs held for sale as of any quarter end. The Company retained a related residual value in the securitization, which was classified on the balance sheet as a trading security. The initial residual interest had a weighted average life of approximately one month, and as such, substantially all of its cash flows were received by the end of the first quarter. The disposition of the remaining anticipated cash flows occurred within the remainder of the calendar year. At its initial valuation, and on a quarterly basis thereafter, the Company adjusted the carrying amount of the residual value to its fair value, which was determined based on expected future cash flows and was significantly influenced by the anticipated credit losses of the underlying RALs.

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

Due to the excessive costs of securitization structures, which resulted from a significant lack of liquidity in the credit markets beginning during the latter half of 2008 and continuing through 2010, the Company elected not to obtain funding from a securitization structure for the first quarter 2009 and 2010 tax seasons. Instead, the Company utilized brokered certificates of deposits and its traditional borrowing lines of credit as its primary RAL funding source for the first quarter 2009 and 2010 tax seasons. The corresponding accounting for this change in funding strategy has caused differences among some income and expense items when comparing income statement results for 2009 to results in 2008. The securitization had the effect during 2008 of reclassifying for securitized RALs the fee income earned, interest expense paid and provision expense into “Net RAL securitization income,” which is a component of non interest income. During 2009, these items were classified in interest income on loans, interest expense on deposits and provision for loan losses, respectively. For 2008, the Company recognized net RAL securitization income of $13.3 million ($12.6 million related to the quarter ended March 31, 2008).

4.           SECURITIZATION (continued)

Detail of Net RAL securitization income follows:

Year Ended December 31, (in thousands)	2010	2009	2008

Net gain on sale of RALs	$-	$-	$8,307
Increase in securitization residual	265	514	5,040

Net RAL securitization income	$265	$514	$13,347

For additional discussion regarding TRS, see the following sections:
•       Part II Item 8 “Financial Statements and Supplementary Data”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 9 “Deposits”
o	Footnote 22 “Segment Information”
o	Footnote 23 “Regulatory Matters”

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

5.           FAIR VALUE (continued)

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

Assets and liabilities measured at fair value under on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at
		December 31, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$119,894	$-	$120,297	$-	$120,297
Private label mortgage backed and other
private label mortgage-related securities	6,323	-	-	5,124	5,124
Mortgage backed securities - residential	150,460	-	158,677	-	158,677
Collateralized mortgage obligations	223,665	-	225,657	-	225,657
Total securities available for sale	$500,342	$-	$504,631	$5,124	$509,755

Mandatory forward contracts	$-	$-	$277	$-	$277

Rate lock loan commitments	-	-	108	-	108

Mortgage loans held for sale	15,228	-	15,228	-	15,228

5.           FAIR VALUE (continued)

		Fair Value Measurements at
		December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$48,000	$-	$48,082	$-	$48,082
Private label mortgage backed and other
private label mortgage-related securities	8,085	-	-	5,901	5,901
Mortgage backed securities - residential	227,792	-	238,154	-	238,154
Collateralized mortgage obligations	123,536	-	124,174	-	124,174
Total securities available for sale	$407,413	$-	$410,410	$5,901	$416,311

Mandatory forward contracts	$-	$-	$616	$-	$616

Rate lock loan commitments	-	-	53	-	53

Mortgage loans held for sale	5,445	-	5,445	-	5,445
The tables below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2010, 2009 and 2008:

Securities available for Sale - Private label mortgage backed and other private label mortgage-related securities

Years Ended December 31, (in thousands)	2010	2009	2008

Balance, beginning of year	$5,901	$14,678	$-

Transfer into Level 3	-	-	22,085
Total gains or losses included in earnings:
Net impairment loss recognized in earnings	(221)	(5,822)	-
Net change in unrealized gain/(loss)	8,470	584	(3,364)
Realized pass through of actual losses	(7,730)	-	-
Premium amortization	-	-	(47)
Principal paydowns	(1,296)	(3,539)	(3,996)
Balance, end of year	$5,124	$5,901	$14,678

There were no transfers into or out of Level 3 assets during the years ended December 31, 2010 and 2009.

The change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment has been recognized in earnings totaled $985,000 and $385,000 at December 31, 2010 and 2009.

5.           FAIR VALUE (continued)

Trading securities - Residual interest in the RAL securitization

As detailed above in Footnote 3 “Loans and Allowance for Loan Losses,” the Company elected not to obtain funding from a securitization structure for the first quarter 2009 and 2010 tax seasons.

Year Ended December 31, (in thousands)	2008

Balance, January 1, 2008	$-
Increase in RAL securitization residual	5,040
Retained securitization residual	102,059
Paydown of trading securities	(107,099)
Balance, December 31, 2008	$-

The Company recorded a net gain on sale of sale of RALs of $8.3 million during 2008.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential Real Estate:
Owner Occupied	$25	$-	$-	$25	$25
Non Owner Occupied	941	-	-	941	941
Commercial Real Estate	7,533	-	-	7,533	7,533
Real Estate Construction	2,767	-	-	2,767	2,767
Commercial	82	-	-	82	82
Total impaired loans	$11,348	$-	$-	$11,348	$11,348

Other real estate owned:
Residential Real Estate:
Owner Occupied	$2,832	$-	$-	$2,832	$2,832
Non Owner Occupied	1,101	-	-	1,101	1,101
Commercial Real Estate	3,735	-	-	3,735	3,735
Real Estate Construction	4,301	-	-	4,301	4,301
Total other real estate owned	$11,969	$-	$-	$11,969	$11,969

5.           FAIR VALUE (continued)

Fair Value Measurements at
December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans	$9,963	$-	$-	$9,963	$9,963
Other real estate owned	4,772	-	-	4,772	4,772

The following section details impairment charges recognized during the period:

The Company recorded realized impairment losses related to its Level 3 private label mortgage backed and other private label mortgage-related securities as follows:

Years Ended December 31, (in thousands)	2010	2009	2008

Net impairment loss recognized in earnings	$221	$5,822	$16,281

See Footnote 2 “Investment Securities” for additional detail.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount and valuation allowance as follows:

December 31, (in thousands)	2010	2009

Carrying amount of loans with a valuation allowance	$9,472	$11,469
Valuation allowance	1,506	1,506

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. At December 31, 2010 and 2009, the carrying value of other real estate owned was $12 million and $5 million, respectively. The fair value of the Company’s other real estate owned properties exceeded their carrying value at December 31, 2010 and 2009.

Detail of other real estate owned write downs follows:

Years Ended December 31, (in thousands)	2010	2009	2008

Other real estate owned write-downs	$1,127	$2,011	$106

Mortgage servicing rights (“MSR”s), which are carried at lower of cost or fair value, were written down $1.3 million during the fourth quarter of 2008 related to the impairment of six of the 24 tranches within the portfolio. Due primarily to a decline in the expected prepayment speed of the Company’s sold loan portfolio with servicing retained, the fair value of the Company’s MSRs increased during 2009. As a result of this increase, the Company reduced its corresponding valuation allowance by $1.1 million during the first quarter of 2009 and an additional $122,000 during the second quarter of 2009. No MSR valuation allowance existed at December 31, 2009 and 2010.

5.           FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
December 31, (in thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$786,371	$786,371	$1,068,179	$1,068,179
Securities available for sale	509,755	509,755	416,311	416,311
Securities to be held to maturity	32,939	33,824	50,924	51,135
Mortgage loans held for sale	15,228	15,228	5,445	5,445
Loans, net	2,152,161	2,209,717	2,245,353	2,259,654
Federal Home Loan Bank stock	26,212	26,212	26,248	26,248
Accrued interest receivable	9,472	9,472	10,049	10,049

Liabilities:
Deposits:
Non interest-bearing accounts	325,375	325,375	318,275	318,275
Interest-bearing transaction accounts	975,183	975,183	940,171	940,171
Time deposits	1,002,134	1,004,511	1,344,035	1,349,268
Securities sold under agreements to repurchase
and other short-term borrowings	319,246	319,246	299,580	299,580
Subordinated note	41,240	41,150	41,240	41,148
Federal Home Loan Bank advances	564,877	586,737	637,607	636,600
Accrued interest payable	2,377	2,377	2,888	2,888

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009. Although management is not aware of any factors that would dramatically affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

6.           MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

December 31, (in thousands)	2010	2009

Balance, beginning of year	$5,445	$11,298
Origination of mortgage loans held for sale	288,893	556,685
Proceeds from the sale of mortgage loans held for sale	(285,099)	(573,870)
Net gain in sale of mortgage loans held for sale	5,989	11,332

Balance, end of year	$15,228	$5,445

Mortgage loans serviced for others are not reported as assets. Republic serviced loans for others (primarily FHLMC) totaling $1.2 billion at December 31, 2010 and 2009. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were approximately $14 million and $16 million at December 31, 2010 and 2009.

Mortgage banking activities primarily include residential mortgage originations and servicing. The following table presents the components of Mortgage Banking income:

December 31, (in thousands)	2010	2009	2008

Net gain on sale of mortgage loans held for sale	$5,989	$11,332	$4,453
Change in mortgage servicing rights valuation allowance	-	1,255	(1,255)
Loan servicing income, net of amortization	(192)	(1,566)	338

Mortgage banking income	$5,797	$11,021	$3,536

Net loan servicing income above consists of loan servicing income of $3,076,000, $2,900,000 and $2,600,000 for the years ended 2010, 2009 and 2008 net of amortization of $3,268,000, $4,466,000 and $2,262,000 for the same periods, respectively.

Activity for capitalized mortgage servicing rights was as follows:

December 31, (in thousands)	2010	2009	2008

Balance, beginning of year	$8,430	$5,809	$6,706
Additions	2,639	5,833	2,620
Amortized to expense	(3,269)	(4,467)	(2,262)
Change in valuation allowance	-	1,255	(1,255)

Balance, end of year	$7,800	$8,430	$5,809

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

December 31, (in thousands)	2010	2009	2008

Balance, beginning of year	$-	$(1,255)	$-
Additions to expense	-	-	(1,255)
Reductions credited to operations	-	1,255	-
Direct write downs	-	-	-

Balance, end of year	$-	$-	$(1,255)

6.           MORTGAGE BANKING ACTIVITIES (continued)

Other information relating to mortgage servicing rights follows:

December 31, (in thousands)	2010	2009

Fair value of mortgage servicing rights portfolio	$9,967	$10,475
Discount rate	9%	9%
Prepayment speed range	137% - 550%	191% - 374%
Weighted average default rate	1.50%	1.50%

The weighted average estimated remaining life of the MSR portfolio is approximately 5 years. Estimated future amortization expense of the MSR portfolio follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

Year	(in thousands)

2011	$2,041
2012	2,038
2013	1,870
2014	1,120
2015	536
2016	105
2017	90

Total	$7,800

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

The following tables include the notional amounts and realized gain (loss) for Mortgage Banking derivatives recognized in Mortgage Banking income as of December 31, 2010 and 2009:

December 31, (in thousands)	2010	2009

Mandatory forward contracts:
Notional amount	$25,591	$32,270
Change in fair value of mandatory forward contracts	277	616

Rate lock loan commitments:
Notional amount	$8,699	$28,734
Change in fair value of rate lock loan commitments	(197)	(338)

6.           MORTGAGE BANKING ACTIVITIES (continued)

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

7.           PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2010	2009

Land	$4,841	$4,841
Buildings and improvements	27,384	27,220
Furniture, fixtures and equipment	38,838	33,328
Leasehold improvements	11,738	11,740
Construction in progress	-	1,405

Total premises and equipment	82,801	78,534
Less: Accumulated depreciation and amortization	45,031	39,154

Premises and equipment, net	$37,770	$39,380

During 2009, the Company transferred $2.1 million from land to OREO, as management modified its intent to develop a banking center on land acquired during the GulfStream Community Bank purchase. The Company recorded OREO writedowns of $373,000 and $1.3 million related to this property during the years ended December 31, 2010 and 2009.

Depreciation expense related to premises and equipment follows:

December 31, (in thousands)	2010	2009	2008

Depreciation expense	$5,877	$5,395	$5,349

8.           GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill follows:

December 31, (in thousands)	2010	2009

Beginning of year	$10,168	$10,168
Acquired goodwill	-	-
Impairment	-	-

End of year	$10,168	$10,168

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

The Company’s annual impairment analysis, which was conducted as of September 30, 2010, indicated that the Step 2 analysis was not necessary. Step 2 of the goodwill impairment test would be performed to measure the impairment loss. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Detail of acquired intangible assets follows:

	2010		2009
Years ended December 31, (in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$601	$484	$601	$405

Aggregate core deposit intangible amortization expense follows:

December 31, (in thousands)	2010	2009	2008

Aggregate core deposit intangible amortization expense	$79	$101	$122

Estimated future core deposit amortization expense is as follows:

Year	(in thousands)

2011	$59
2012	37
2013	21

9.           DEPOSITS

Time deposits of $100,000 or more, including brokered certificates of deposit, were $819 million and $1.1 billion at December 31, 2010 and 2009.

At December 31, 2010, the scheduled maturities of all time deposits, including brokered certificates of deposit were as follows:

Year	(in thousands)

2011	$899,996
2012	66,582
2013	21,708
2014	11,551
2014	2,112
Thereafter	185

Total	$1,002,134

During September 2010, the Company exited a brokered money market relationship. This relationship maintained average balances with Republic of approximately $47 million during 2010 and was paid a rate equivalent to three month LIBOR plus 0.25 basis points, which equated to an average rate of 0.65%. The withdrawal of funds was facilitated by Republic through a reduction in cash at the Federal Reserve, which earned 0.25% for the Company.

During 2010, the Company obtained $34 million in brokered deposits to be utilized by the Traditional Bank for on-going funding needs. These deposits had a weighted average maturity of five years and a weighted average cost of 2.86%.

During the fourth quarter of 2010, the Company obtained $562 million in brokered certificates of deposits to be utilized to fund the first quarter 2011 RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 0.42%.

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

For additional discussion regarding TRS, see the following sections:
•       Part II Item 8 “Financial Statements and Supplementary Data”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Securitization”
o	Footnote 22 “Segment Information”
o	Footnote 23 “Regulatory Matters”

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

December 31, (dollars in thousands)	2010	2009	2008

Outstanding balance at end of year	$319,246	$299,580	$339,012
Weighted average interest rate at year end	0.31%	0.30%	0.36%
Average outstanding balance during the year	$330,154	$323,688	$375,676
Average interest rate during the year	0.31%	0.33%	1.65%
Maximum outstanding at any month end	$329,383	$318,769	$415,058

At December 31, 2010, all securities sold under agreements to repurchase had overnight maturities.

11.           FHLB ADVANCES

At December 31, 2010 and 2009, FHLB advances were as follows:

December 31, (in thousands)	2010	2009

Putable fixed interest rate advances with a
weighted average interest rate of 4.51%(1)	$150,000	$150,000

Fixed interest rate advances with a weighted average
interest rate of 3.13% due through 2018	414,877	487,607

Total FHLB advances	$564,877	$637,607

__________________________
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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At December 31, 2010, Republic had available collateral to borrow an additional $193 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions.

11.      FHLB ADVANCES (continued)

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2011	$75,000
2012	85,000
2013	91,000
2014	178,000
2015	10,000
Thereafter	125,877

Total	$564,877

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (in thousands)	2010	2009

First lien, single family residential real estate	$697,535	$733,511
Home equity lines of credit	36,106	91,014
Multi-family commercial real estate	14,332	38,526

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

13.           INCOME TAXES

Allocation of federal income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2010	2009	2008

Current expense:
Federal	$27,702	$27,045	$23,902
State	642	1,197	1,126

Deferred expense:
Federal	5,167	(4,424)	(6,503)
State	169	75	(290)

Total	$33,680	$23,893	$18,235

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

Years Ended December 31,	2010	2009	2008

Federal statutory rate times financial statement income	35.00%	35.00%	35.00%
Effect of:
State taxes, net of federal benefit	0.54%	1.24%	1.08%
General business tax credits	-1.09%	-1.34%	-1.63%
Other, net	-0.23%	1.29%	0.69%

Effective tax rate	34.22%	36.19%	35.14%

Year-end deferred tax assets and liabilities were due to the following:

Years Ended December 31, (in thousands)	2010	2009

Deferred tax assets:
Allowance for loan losses	$7,480	$7,344
Accrued expenses	3,401	3,218
Net operating loss carryforward (1)	758	677
Other-than-temporary impairment	735	5,822
Total deferred tax assets	12,374	17,061

Deferred tax liabilities:
Unrealized investment securities gains	$(3,294)	$(3,114)
Federal Home Loan Bank dividends	(4,230)	(4,243)
Stock options	-	(3)
Depreciation	(117)	115
Deferred loan fees	(446)	(495)
Mortgage servicing rights	(2,772)	(3,006)
Other	(1,532)	(1,104)
Total deferred tax liabilities	(12,391)	(11,850)

Less: Valuation allowance	(965)	(677)

Net deferred tax asset	$(982)	$4,534

(1) The Company has a Kentucky net operating loss carry forward of $9.4 million which begins to expire in 2012 and a Florida net operating loss carryforward which begins to expire in 2030. The company maintains a valuation allowance as it does not anticipate generating taxable income in Kentucky or Florida to utilize these carry forwards prior to expiration.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31, (in thousands)	2010	2009

Balance, beginning of year	$377	$535
Additions based on tax related to the current year	124	93
Additions for tax positions of prior years	3	8
Reductions for tax positions of prior years	(44)	(259)
Reductions due to the statute of limitations	-	-
Settlements	-	-

Balance, end of year	$460	$377

Of the 2010 total, $303,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement was an expense of $20,000 for the year ended December 31, 2010 and a benefit of $42,000 for the year ended December 31, 2009. The Company had accrued approximately $179,000 and $159,000 for the payment of interest and penalties at December 31, 2010 and 2009.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2006.

14.           EARNINGS PER SHARE

Class A and Class B shares participate equally in undistributed earnings. The difference in earnings per share between the two classes of common stock results solely from the 10% per share cash dividend premium paid on Class A Common Stock over that paid on Class B Common Stock. See Footnote 15, “Stockholders’ Equity” of this section of the filing.

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2010	2009	2008

Net income	$64,753	$42,131	$33,652

Weighted average shares outstanding	20,877	20,749	20,518
Effect of dilutive securities	83	135	306
Average shares outstanding including
dilutive securities	20,960	20,884	20,824

Basic earnings per share:
Class A Common Stock	$3.11	$2.04	$1.65
Class B Common Stock	3.06	1.99	1.60

Diluted earnings per share:
Class A Common Stock	$3.10	$2.02	$1.62
Class B Common Stock	3.04	1.98	1.58

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

Years Ended December 31,	2010	2009	2008

Antidilutive stock options	623,140	650,553	649,197
Average antidilutive stock options	621,699	644,980	332,076

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

Dividend Restrictions – The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2010 RB&T could, without prior approval, declare dividends of approximately $79 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

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

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2010 and 2009, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

With regard to Republic Bank, the Qualified Thrift Lender (“QTL”) test requires at least 65% of assets be maintained in housing-related loans and investments and other specified areas for nine out of the twelve calendar months each year. If this test is not met for at least nine out of twelve months, limits are placed on growth, branching, new investments, FHLB advances and dividends, or Republic Bank must convert to a commercial bank charter. Republic Bank met the requirements of the QTL test for at least nine out of twelve calendar months for 2010.

15.           STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS (continued)

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010

Total Capital to risk weighted assets
Republic Bancorp, Inc.	$415,992	22.04%	$150,966	8%	N/A	N/A
Republic Bank & Trust Co.	385,433	21.18	145,598	8	$181,998	10%
Republic Bank	16,160	22.67	5,703	8	7,129	10

Tier 1 (Core) Capital to risk weighted assets
Republic Bancorp, Inc.	394,195	20.89	75,483	4	N/A	N/A
Republic Bank & Trust Co.	341,077	18.74	72,799	4	109,199	6
Republic Bank	15,269	21.42	2,851	4	4,277	6

Tier 1 Leverage Capital to average assets
Republic Bancorp, Inc.	394,195	12.05	131,328	4	N/A	N/A
Republic Bank & Trust Co.	341,077	10.75	126,906	4	158,633	5
Republic Bank	15,269	14.76	4,548	4	5,685	5

Tangible Capital (to adjusted assets)
Republic Bank	15,269	13.43	-	-	-	-

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009

Total Capital to risk weighted assets
Republic Bancorp, Inc.	$360,997	18.37%	$157,226	8%	N/A	N/A
Republic Bank & Trust Co.	312,200	16.42	152,123	8	$190,154	10%
Republic Bank	19,066	30.94	4,929	8	6,161	10

Tier 1 (Core) Capital to risk weighted assets
Republic Bancorp, Inc.	339,030	17.25	78,613	4	N/A	N/A
Republic Bank & Trust Co.	267,553	14.07	76,062	4	114,092	6
Republic Bank	18,296	29.70	2,465	4	3,697	6

Tier 1 Leverage Capital to average assets
Republic Bancorp, Inc.	339,030	10.52	129,312	4	N/A	N/A
Republic Bank & Trust Co.	267,553	8.55	125,206	4	156,508	5
Republic Bank	18,296	16.07	4,970	4	6,212	5

Tangible Capital (to adjusted assets)
Republic Bank	18,296	16.22	-	-	-	-

16.           STOCK PLANS AND STOCK BASED COMPENSATION

At December 31, 2010, the Company had a stock option plan and a director deferred compensation plan. The stock option plan consists of the 2005 Stock Incentive Plan (“2005 Plan”).

The Company recorded stock option compensation expense as follows:

December 31, (in thousands)	2010	2009	2008

Stock option compensation expense	$567	$723	$626

Since the stock options are incentive stock options and there were no disqualifying dispositions, no tax benefit related to this expense was recognized. No stock options were modified during the years ended December 31, 2010, 2009 and 2008.

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

The fair value of options granted was determined using the following weighted average assumptions as of grant date:

	2010	2009	2008

Risk-free interest rate	2.66%	1.80%	2.07%
Expected dividend yield	2.65%	2.56%	2.41%
Expected stock price volatility	30.40%	28.57%	26.00%
Expected life of options (in years)	6	6	6
Estimated fair value per share	$5.20	$4.17	$4.25

A summary of the activity in the stock option plan for 2010 follows:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	990,375	$19.50
Granted	8,000	20.77
Exercised	(192,231)	15.77
Forfeited or expired	(70,920)	17.79
Outstanding, end of year	735,224	$20.65	3.13	$2,316,192
Fully vested and expected to vest	647,724	$20.40	3.14	$2,197,035
Exercisable (vested) at end of year	104,148	$16.25	0.53	$780,965

16.           STOCK PLANS AND STOCK BASED COMPENSATION (continued)

Information related to the stock option plan during each year follows:

December 31, (in thousands)	2010	2009	2008

Intrinsic value of options exercised	$1,455	$2,420	$4,480
Cash received from options exercised, net of shares redeemed	1,884	1,875	1,626
Weighted average fair value of options granted	42	75	1,648

Non executive officer employees had total loans outstanding of $1.6 million and $1.5 million at December 31, 2010 and 2009 that were originated to fund stock option exercises.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) is estimated as follows:

Year	(in thousands)

2011	$564
2012	414
2013	268
2014	116
2015	4

Total	$1,366

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

The following table presents information on director deferred compensation shares reserved for the periods shown:

	2010		2009

Years ended December 31,	Shares Deferred	Weighted Average Market Price at Date of Deferral	Shares Deferred	Weighted Average Market Price at Date of Deferral

Balance, beginning of period	32,004	$20.19	24,603	$20.27
Awarded	7,298	21.05	7,657	19.89
Released	(1,460)	21.73	(256)	17.36
Balance, end of period	37,842	$20.30	32,004	$20.19

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2010	2009	2008

Director deferred compensation expense	$151	$152	$139

17.           BENEFIT PLANS

Republic maintains a 401(k) plan for eligible employees who have been employed for at least 30-days and have reached the age of 21. Participants in the plan have the option to contribute from 1% to 100% of their annual eligible compensation up to the maximum allowed by the IRS. Effective January 1, 2009, the Company increased the Company match to 100% of participant contributions up to 1% and an additional 75% for participant contributions between 2% and 5% of each participant’s annual eligible compensation. In addition, vesting in Company contributions were changed from a period of six years of employment to two years of employment. In 2008, Republic matched 50% of participant contributions up to 5% of each participant's annual eligible compensation for the same respective periods.

Republic’s normal 401(k) matching contributions were $1.3 million, $1.3 million and $692,000 for the years ended December 31, 2010, 2009 and 2008. Republic's contribution may increase if the Company achieves certain operating goals. The Company contributed a “bonus” 401(k) match payment of $406,000 in 2011, related to fiscal year 2010 based on attainment of income goals. There was no “bonus” 401(k) match payment in 2010 related to fiscal year 2009, as the Company failed to achieve its required income goals to pay the match during this period. The Company contributed a “bonus” 401(k) match payment of $343,000 in 2009, related to fiscal year 2008 based on attainment of income goals.

Republic also maintains an Employee Stock Ownership Plan (“ESOP”). Shares in the ESOP are allocated to eligible employees based on the principal payments of the associated loan over the term of the loan, which is ten years. Participants become fully vested in allocated shares after five years of credited service and may receive their distributions in the form of cash or stock. In 2008, the loan was paid off and at December 31, 2008, there were no remaining unallocated shares. Effective July 1, 2007, the Company ceased accepting new participants into the ESOP plan. In 2008, the Company declared that all active unvested participants that had not completed five years of service as of December 31, 2008 would become 100% vested effective January 1, 2009 provided they were actively employed on January 1, 2009. Additional details regarding the ESOP plan follows:

Years Ended December 31, ($ in thousands)	2010	2009	2008

Shares allocated to participants in the plan	296,533	312,776	329,826
Unearned shares allocated to participants in the plan	-	-	48,883
Fair value of shares	$7,043	$6,443	$8,971
Compensation expense	-	-	1,131

The Company maintains a death benefit for the Chairman of the Company equal to three times the average compensation paid for the two years proceeding death. Upon a change in control, defined as a sale or assignment of more than 55% of the outstanding stock of the Company, the death benefit is canceled.

18.           TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES

Republic leases office facilities under operating leases from Republic’s Chairman of the Executive Committee and from limited liability companies in which Republic’s Chairman, Chief Executive Officer and Vice Chairman are partners. Rent expense for the years ended December 31, 2010, 2009 and 2008 under these leases was $3,136,000, $3,132,000 and $2,506,000. Total rent expense on all operating leases was $5.4 million, $5.6 million and $4.7 million for the years ended December 31, 2010, 2009 and 2008.

Total minimum lease commitments under non cancelable operating leases are as follows:

(in thousands)	Affiliate	Other	Total

2011	$2,851	$3,303	$6,154
2012	2,131	3,177	5,308
2013	2,203	3,007	5,210
2014	2,249	2,483	4,732
2015	1,987	1,086	3,073
Thereafter	4,623	9,137	13,760

Total	$16,044	$22,193	$38,237

A director of Republic Bancorp, Inc. is the President and Chief Executive Officer of a company that leases space to Republic. Fees paid to the Company totaled $13,000 for each of the years ended December 31, 2010, 2009 and 2008.

A director of Republic Bancorp, Inc. is “of counsel” to a local law firm. Fees paid by Republic to this firm totaled $193,000, $178,000 and $269,000 in 2010, 2009 and 2008.

A director of Republic Bank & Trust Company is an executive manager of a public relations firm. Fees paid by Republic to this firm totaled $173,000, $204,000 and $120,000 in 2010, 2009 and 2008.

Loans made to executive officers and directors of Republic and their related interests during 2010 were as follows:

(in thousands)

Beginning balance	$27,348
Effect of changes in composition of related parties	2,168
New loans	6,837
Repayments	(7,095)

Ending balance	$29,258

Deposits from executive officers, directors, and their affiliates totaled $30 million and $25 million at December 31, 2010 and 2009.

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

As of December 31, 2010, exclusive of Mortgage Banking loan commitments, Republic had outstanding loan commitments of $453 million, which included unfunded home equity lines of credit totaling $254 million. As of December 31, 2009, exclusive of Mortgage Banking loan commitments, Republic had outstanding loan commitments of $479 million, which included unfunded home equity lines of credit totaling $301 million. These commitments generally have open ended maturities and variable rates.

Standby letters of credit are conditional commitments issued by Republic to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $11 million and $12 million at December 31, 2010 and 2009. In addition to credit risk, the Company also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Company does not deem this risk to be material.

At December 31, 2010 and 2009, Republic had a $10 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Company uses a blanket pledge of eligible real estate loans to secure the letter of credit.

20.           PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2010	2009

Assets:

Cash and cash equivalents	$18,789	$32,881
Investment in subsidiaries	398,384	327,685
Other assets	1,947	3,214

Total assets	$419,120	$363,780

Liabilities and Stockholders' Equity:

Subordinated note	$41,240	$41,240
Other liabilities	6,504	6,520
Stockholders' equity	371,376	316,020

Total liabilities and stockholders' equity	$419,120	$363,780

STATEMENTS OF INCOME

Years Ended December 31, (in thousands)	2010	2009	2008

Income and expenses:

Dividends from subsidiary	$15,825	$55,856	$12,286
Interest income	12	7	103
Other income	39	39	36
Less: Interest expense	2,515	2,578	2,522
Less: Other expenses	373	391	395

Income before income tax benefit	12,988	52,933	9,508
Income tax benefit	971	1,022	858

Income before equity in undistributed net income
of subsidiaries	13,959	53,955	10,366
Equity in undistributed net income of subsidiaries	50,794	(11,824)	23,286

Net income	$64,753	$42,131	$33,652

20.           PARENT COMPANY CONDENSED FINANCIAL INFORMATION (continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2010	2009	2008

Operating activities:

Net income	$64,753	$42,131	$33,652
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed net income of subsidiaries	(50,794)	11,824	(23,286)
Director deferred compensation - Parent Company	90	86	71
Change in due from subsidiary	-	-	519
Change in other assets	1,267	667	(468)
Change in other liabilities	(19,546)	(20,880)	459

Net cash provided by operating activities	(4,230)	33,828	10,947

Investing activities:

Dividends on unallocated ESOP shares	-	-	(6)

Net cash used in investing activities	-	-	(6)

Financing activities:

Commons Stock repurchases	(390)	(868)	(523)
Net proceeds from Common Stock options exercised	1,884	1,875	1,626
Cash dividends paid	(11,356)	(10,379)	(9,359)

Net cash used in financing activities	(9,862)	(9,372)	(8,256)

Net change in cash and cash equivalents	(14,092)	24,456	2,685

Cash and cash equivalents at beginning of year	32,881	8,425	5,740

Cash and cash equivalents at end of year	$18,789	$32,881	$8,425

21.           OTHER COMPREHENSIVE INCOME

December 31, (in thousands)	2010	2009	2008

Unrealized gain (loss) on securities available for sale	$(249)	$4,306	$(13,689)
Other-than-temporary impairment on available for sale
securities recorded in other comprehensive income	-	2,769	-
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment
has been recognized in earnings	985	585	-
Reclassification amount on securities sold	-	-	(1,917)
Reclassification adjustment for losses realized in income	(221)	3,052	16,281

Net unrealized gains	515	10,712	675
Tax effect	(180)	(3,749)	(236)

Net of tax amount	$335	$6,963	$439

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

For additional discussion regarding TRS, see the following sections:
•       Part II Item 8 “Financial Statements and Supplementary Data”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Securitization”
o	Footnote 9 “Deposits”
o	Footnote 23 “Regulatory Matters”

Segment information for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31, 2010
	Traditional	Tax Refund	Mortgage	Total
(dollars in thousands)	Banking	Solutions	Banking	Company

Net interest income	$105,685	$50,659	$468	$156,812
Provision for loan losses	11,571	8,143	-	19,714

Electronic Refund Check fees	-	58,789	-	58,789
Net RAL securitization income	-	265	-	265
Mortgage banking income	-	-	5,797	5,797
Net loss on sales, calls and				-
impairment of securities	(221)	-	-	(221)
Other non interest income	22,899	56	73	23,028
Total non interest income	22,678	59,110	5,870	87,658

Total non interest expenses	90,968	32,796	2,559	126,323

Income before income tax expense	25,824	68,830	3,779	98,433
Income tax expense	7,929	24,590	1,161	33,680
Net income	$17,895	$44,240	$2,618	$64,753

Total assets	$3,026,628	$572,716	$23,359	$3,622,703
Net interest margin	3.57%	NM	NM	4.65%

22.           SEGMENT INFORMATION (continued)

	Year Ended December 31, 2009
	Traditional	Tax Refund	Mortgage	Total
(dollars in thousands)	Banking	Solutions	Banking	Company

Net interest income	$110,352	$52,707	$804	$163,863
Provision for loan losses	15,885	18,090	-	33,975

Electronic Refund Check fees	-	25,289	-	25,289
Net RAL securitization income	-	514	-	514
Mortgage banking income	-	-	11,021	11,021
Net loss on sales, calls and				-
impairment of securities	(5,822)	-	-	(5,822)
Other non interest income	26,467	52	100	26,619
Total non interest income	20,645	25,855	11,121	57,621

Total non interest expenses	92,513	27,318	1,654	121,485

Income before income tax expense	22,599	33,154	10,271	66,024
Income tax expense	7,237	13,175	3,481	23,893
Net income	$15,362	$19,979	$6,790	$42,131

Total assets	$2,976,663	$927,929	$14,176	$3,918,768
Net interest margin	3.79%	NM	NM	5.04%

	Year Ended December 31, 2008
	Traditional	Tax Refund	Mortgage	Total
(dollars in thousands)	Banking	Solutions	Banking	Company

Net interest income	$111,193	$18,166	$365	$129,724
Provision for loan losses	8,154	8,051	-	16,205

Electronic Refund Check fees	-	17,756	-	17,756
Net RAL securitization income	-	13,347	-	13,347
Mortgage banking income	-	-	3,536	3,536
Net loss on sales, calls and				-
impairment of securities	(14,364)	-	-	(14,364)
Other non interest income	25,766	31	(112)	25,685
Total non interest income	11,402	31,134	3,424	45,960

Total non interest expenses	85,829	20,942	821	107,592

Income before income tax expense	28,612	20,307	2,968	51,887
Income tax expense	10,180	7,049	1,006	18,235
Net income	$18,432	$13,258	$1,962	$33,652

Total assets	$2,766,174	$1,154,777	$18,417	$3,939,368
Net interest margin	3.96%	NM	NM	4.20%

_________________________________
NM – Not Meaningful

23.           REGULATORY MATTERS

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

23.           REGULATORY MATTERS (continued)

Prior to the FDIC’s notification to RB&T of the 2009 CRA Evaluation results, RB&T changed certain procedures and processes to better document its commercial loan origination process as it relates to the intent of both spouses to apply for and become obligated to repay certain commercial loans. The FDIC did notify RB&T of certain additional corrective actions to be undertaken in response to the alleged Reg B violations. At this time, management is uncertain if and when the FDIC may issue further corrective actions.

On February 10, 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Notice”) regarding its RAL program. A copy of the Notice is set forth as Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011. The Notice contends that RB&T’s practice of originating RALs without the benefit of the DI from the IRS is unsafe and unsound. The Notice does not address RB&T’s ERC and ERD products. The Notice initiated an agency adjudication proceeding, In Republic Bank & Trust Company, to determine whether the FDIC should issue a cease and desist order to restrain RB&T’s RAL program.

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an Administrative Law Judge (“ALJ”) appointed by the FDIC. The Notice set RB&T’s hearing at 60 days from the date of service of the Notice or on such date and at such place as may be set by the ALJ. As part of the hearing process, the ALJ will take evidence on the items specified in the Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept or reject the ALJ’s recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC, but the recommendation is generally due 45 days after the hearing-related matters are concluded. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation, or argument before the FDIC Board, to render a decision. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals for the Sixth Circuit. Filing an appeal would not operate as a stay of the order.

The Board and management believe the charges from the FDIC to be without merit and intend to vigorously defend RB&T’s right to offer a legal product to those who wish to purchase the product.

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank and Trust Company v. Federal Deposit Insurance Corporation, et al. The complaint states that the FDIC’s actions to prohibit RB&T from offering RALs constitute a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the Administrative Procedure Act (the “APA”) or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also states that the FDIC has unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint seeks declaratory and injunctive relief.

See Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011 for additional detail regarding the Notice.

For additional discussion regarding TRS, see the following sections:
•       Part II Item 8 “Financial Statements and Supplementary Data”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Securitization”
o	Footnote 9 “Deposits”
o	Footnote 22 “Segment Information”

24.           SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2010 and 2009.

	Fourth	Third	Second	First
($ in thousands, except per share data )	Quarter	Quarter	Quarter	Quarter(3)

2010:

Interest income	$34,087	$35,270	$36,887	$87,229
Interest expense	8,652	8,818	8,834	10,357
Net interest income	25,435	26,452	28,053	76,872
Provision for loan losses	1,748	(1,804)	2,980	16,790
Net interest income after provision	23,687	28,256	25,073	60,082
Non interest income (1)	7,654	7,823	12,304	59,877
Non interest expenses	25,417	25,122	24,645	51,139
Income before income tax expense	5,924	10,957	12,732	68,820
Income tax expense	1,506	3,647	4,335	24,192
Net income	4,418	7,310	8,397	44,628

Basic earnings per share:
Class A Common Stock	0.21	0.35	0.40	2.15
Class B Common Stock	0.20	0.34	0.39	2.13

Diluted earnings per share:
Class A Common Stock	0.21	0.35	0.40	2.14
Class B Common Stock	0.20	0.34	0.39	2.13

	Fourth	Third	Second	First
($ in thousands, except per share data )	Quarter	Quarter	Quarter	Quarter(3)

2009:

Interest income	$37,477	$38,265	$39,506	$97,357
Interest expense	10,087	10,529	11,585	16,541
Net interest income	27,390	27,736	27,921	80,816
Provision for loan losses	5,197	1,427	1,686	25,665
Net interest income after provision	22,193	26,309	26,235	55,151
Non interest income (1)(2)	8,324	7,888	10,907	30,502
Non interest expenses	25,550	25,739	26,554	43,642
Income before income tax expense	4,967	8,458	10,588	42,011
Income tax expense	1,123	2,797	3,721	16,252
Net income	3,844	5,661	6,867	25,759

Basic earnings per share:
Class A Common Stock	0.19	0.27	0.33	1.25
Class B Common Stock	0.17	0.26	0.32	1.24

Diluted earnings per share:
Class A Common Stock	0.19	0.27	0.33	1.24
Class B Common Stock	0.17	0.26	0.32	1.23
___________________________
(1) - The Company recorded a net loss on sales, calls and impairment of securities of $221,000 and $5.8 million for the years ended December 31, 2010 and 2009, respectively.
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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and on the Financial Statements, thereon are set forth under Part II Item 8 “Financial Statements and Supplementary Data.”

Item 9B.  Other Information.

On March 1, 2011, the Company filed a current report on Form 8-K, which included the results through February 28, 2011 for the first quarter 2011 tax season.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic Bancorp, Inc. for the 2011 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 21, 2011, all of which is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2010. There were no equity compensation plans not approved by security holders at December 31, 2010.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
2005 Stock Incentive Plan	735,244 (1)	$ 20.65	2,572,256
_______________
(1)	Represents options issued for Class A Common Stock only. Options for Class B Common Stock have been authorized but are not issued.

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

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets – December 31, 2010 and 2009
Consolidated statements of income and comprehensive income – years ended December 31, 2010, 2009 and 2008
Consolidated statements of stockholders’ equity – years ended December 31, 2010, 2009 and 2008
Consolidated statements of cash flows – years ended December 31, 2010, 2009 and 2008
Notes to consolidated financial statements

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

REPUBLIC BANCORP, INC.
March 3, 2011	By: Steven E. Trager President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the registrant and in the capacities indicated.

/s/ Bernard M. Trager	Chairman of the Board and Director	March 3, 2011
Bernard M. Trager

/s/ Steven E. Trager	President, Chief Executive	March 3, 2011
Steven E. Trager	Officer & Director

/s/ A. Scott Trager	Vice Chairman and Director	March 3, 2011
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and	March 3, 2011
Kevin Sipes	Chief Accounting Officer

/s/ Craig A. Greenberg	Director	March 3, 2011
Craig Greenberg

/s/ Michael T. Rust	Director	March 3, 2011
Michael T. Rust

/s/ Sandra Metts Snowden	Director	March 3, 2011
Sandra Metts Snowden

/s/ R. Wayne Stratton	Director	March 3, 2011
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 3, 2011
Susan Stout Tamme

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

3(ii)	Amended Bylaws (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File Number: 0-24649))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

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

10.45
Ground lease between Republic Bank & Trust Company and Jaytee Properties, relating to 9600 Brownsboro Road, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.40 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

10.46
Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated June 27, 2008, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 1, 2008 (Commission File Number: 0-24649))

10.47*	1995 Stock Option Plan (as amended to date) (Incorporated by reference to Registrant’s Form S-8 filed November 30, 2004 (Commission File Number: 333-120856))

10.48*
Form of Stock Option Agreement for Directors and Executive Officers (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2004 (Commission File Number: 0-24649))

10.49*	2005 Stock Incentive Plan (Incorporated by reference to Form 8-K filed March 18, 2005 (Commission File Number: 0-24649))

10.50*	Republic Bancorp, Inc. 401(k)/Profit Sharing Plan and Trust (Incorporated by reference to Form S-8 filed December 28, 2005 (Commission File Number: 0-24649))

10.51*
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

10.55
Junior Subordinated Indenture, Amended and Restated Trust Agreement, and Guarantee Agreement (Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed August 19, 2005 (Commission File Number: 0-24649))

10.56*	2005 Stock Incentive Plan Amendment Number 1 (Incorporated by reference to Exhibit 10.61 of Registrant’s Form 10-K filed March 6, 2009 (Commission File Number: 0-24649))

10.57**
Amendment to Marketing and Servicing Agreement dated December 27, 2009, between Republic Bank & Trust Company and JTH Tax, Inc. d/b/a Liberty Tax Service. (Incorporated by reference to Exhibit 10.60 of Registrant’s Form 10-K filed March 11, 2010 (Commission File Number: 0-24649))

No.	Description

10.58**
Program Agreement dated September 19, 2007, between Republic Bank & Trust Company and Jackson Hewitt Inc. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed November 9, 2007 (Commission File Number: 0-24649))

10.59**
Program Agreement First Amendment dated December 2, 2008, between Republic Bank & Trust Company and Jackson Hewitt Inc. (Incorporated by reference to Exhibit 10.59 of Registrant’s Form 10-K filed March 6, 2009 (Commission File Number: 0-24649))

10.60**
Program Agreement Second Amendment dated November 23, 2009, between Republic Bank & Trust Company and Jackson Hewitt Inc. (Incorporated by reference to Exhibit 10.60 of Registrant’s Form 10-K filed March 11, 2010 (Commission File Number: 0-24649))

10.61**
Program Agreement Third Amendment dated December 29, 2009, between Republic Bank & Trust Company and Jackson Hewitt Inc. (Incorporated by reference to Exhibit 10.60 of Registrant’s Form 10-K filed March 11, 2010 (Commission File Number: 0-24649))

10.62**
Program Agreement Fourth Amendment dated June 30, 2010, between Republic Bank & Trust Company and Jackson Hewitt Inc. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 2, 2010 (Commission File Number: 0-24649))

10.63**
Program Agreement Fifth Amendment dated September 30, 2010, between Republic Bank & Trust Company and Jackson Hewitt Inc. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed October 27, 2010 (Commission File Number: 0-24649))

10.64**
Program Agreement Sixth Amendment dated December 14, 2010, between Republic Bank & Trust Company and Jackson Hewitt Inc. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed December 17, 2010 (Commission File Number: 0-24649))

10.65	Order to Cease and Desist dated February 27, 2009 (Incorporated by reference to Exhibit 10.62 of Registrant’s Form 10-K filed March 6, 2009 (Commission File Number: 0-24649))

10.66	Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated January 31, 2011, relating to 200 South Seventh Street, Louisville, KY (Commission File Number: 0-24649))

No.	Description

21	Subsidiaries of Republic Bancorp, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer, pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002

32***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

99.1
Notice of Charges for an Order to Cease and Desist and Notice of Hearing dated February 9, 2011 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 10, 2011 (Commission File Number: 0-24649))

_______________________
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