Form 10-Q
period 2011-03-31
REPUBLIC BANCORP INC /KY/
filed 2011-04-20
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 19, 2011, was 18,633,015 and 2,304,859, respectively.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	March 31,	December 31,
	2011	2010
ASSETS:

Cash and cash equivalents	$472,315	$786,371
Securities available for sale	615,169	509,755
Securities to be held to maturity (fair value of $31,255 in 2011 and $33,824 in 2010)	30,467	32,939
Mortgage loans held for sale	1,381	15,228
Loans, net of allowance for loan losses of $29,144 and $23,079 (2011 and 2010)	2,149,742	2,152,161
Federal Home Loan Bank stock, at cost	26,213	26,212
Premises and equipment, net	36,734	37,770
Goodwill	10,168	10,168
Other assets and accrued interest receivable	53,555	52,099

TOTAL ASSETS	$3,395,744	$3,622,703

LIABILITIES

Deposits
Non interest-bearing	$561,095	$325,375
Interest-bearing	1,463,616	1,977,317
Total deposits	2,024,711	2,302,692

Securities sold under agreements to repurchase and other short-term borrowings	259,722	319,246
Federal Home Loan Bank advances	554,837	564,877
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	74,799	23,272

Total liabilities	2,955,309	3,251,327

STOCKHOLDERS' EQUITY

Preferred stock, no par value	-	-
Class A Common Stock and Class B Common Stock, no par value	4,944	4,944
Additional paid in capital	129,811	129,327
Retained earnings	299,435	230,987
Accumulated other comprehensive income	6,245	6,118

Total stockholders' equity	440,435	371,376

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,395,744	$3,622,703

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
INTEREST INCOME:

Loans, including fees	$88,161	$82,483
Taxable investment securities	3,592	3,745
Tax exempt investment securities	-	6
Federal Home Loan Bank stock and other	870	995
Total interest income	92,623	87,229

INTEREST EXPENSE:

Deposits	2,938	4,319
Securities sold under agreements to repurchase and other short-term borrowings	251	240
Federal Home Loan Bank advances	4,834	5,178
Subordinated note	629	620
Total interest expense	8,652	10,357

NET INTEREST INCOME	83,971	76,872

Provision for loan losses	18,082	16,790

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	65,889	60,082

NON INTEREST INCOME:

Service charges on deposit accounts	3,424	3,872
Electronic refund check fees	81,062	53,168
Net RAL securitization income	179	195
Mortgage banking income	816	1,012
Debit card interchange fee income	1,484	1,220

Total impairment losses on investment securities	(279)	(69)
Loss recognized in other comprehensive income	-	-
Net impairment loss recognized in earnings	(279)	(69)

Other	626	479
Total non interest income	87,312	59,877

NON INTEREST EXPENSES:

Salaries and employee benefits	17,239	17,378
Occupancy and equipment, net	6,297	6,418
Communication and transportation	2,509	2,469
Marketing and development	904	8,592
FDIC insurance expense	1,635	1,117
Bank franchise tax expense	1,565	1,145
Data processing	748	720
Debit card interchange expense	523	649
Supplies	894	1,032
Other real estate owned expense	481	301
Charitable contributions	5,298	5,486
FHLB advance prepayment expense	-	1,531
Other	4,725	4,301
Total non interest expenses	42,818	51,139

INCOME BEFORE INCOME TAX EXPENSE	110,383	68,820
INCOME TAX EXPENSE	38,971	24,192
NET INCOME	$71,412	$44,628

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (continued)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized gain (loss) on securities available for sale, net of tax	$474	$(1,055)
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment has
been recognized in earnings, net of tax	(166)	203
Reclassification adjustment for losses or gains realized in income, net of tax	(181)	(45)
Other comprehensive income (loss)	127	(897)

COMPREHENSIVE INCOME	$71,539	$43,731

BASIC EARNINGS PER SHARE:

Class A Common Stock	$3.41	$2.15
Class B Common Stock	3.40	2.13

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$3.40	$2.14
Class B Common Stock	3.39	2.13

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2011	18,628	2,307	$4,944	$129,327	$230,987	$6,118	$371,376

Net income	-	-	-	-	71,412	-	71,412

Net change in accumulated other comprehensive
income	-	-	-	-	-	127	127

Dividend declared Common Stock:
Class A ($0.143 per share)	-	-	-	-	(2,664)	-	(2,664)
Class B ($0.130 per share)	-	-	-	-	(300)	-	(300)

Stock options exercised, net of shares redeemed	-	-	-	-	-	-	-

Repurchase of Class A Common Stock	-	-	-	-	-	-	-

Conversion of Class B Common Stock to Class A
Common Stock	3	(3)	-	-	-	-	-

Notes receivable on Common Stock, net of
cash payments	-	-	-	328	-	-	328

Deferred director compensation expense -
Company Stock	2	-	-	51	-	-	51

Stock based compensation expense	-	-	-	105	-	-	105

Balance, March 31, 2011	18,633	2,304	$4,944	$129,811	$299,435	$6,245	$440,435

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (in thousands)

	2011	2010
OPERATING ACTIVITIES:
Net income	$71,412	$44,628
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion, net	2,583	4,465
Provision for loan losses	18,082	16,790
Net gain on sale of mortgage loans held for sale	(708)	(868)
Origination of mortgage loans held for sale	(26,255)	(49,109)
Proceeds from sale of mortgage loans held for sale	40,810	49,621
Increase in RAL securitization residual	179	195
Paydown of trading securities	(179)	(195)
Net realized loss on sales, calls and impairment of securities	279	69
Net gain on sale of other real estate owned	(151)	(7)
Writedowns of other real estate owned	186	220
Deferred director compensation expense - Company Stock	51	46
Stock based compensation expense	105	175
Net change in other assets and liabilities:
Accrued interest receivable	(269)	453
Accrued interest payable	(225)	(468)
Other assets	967	(13,290)
Other liabilities	51,516	40,009
Net cash provided by operating activities	158,383	92,734

INVESTING ACTIVITIES
Purchases of securities available for sale	(149,221)	(277,787)
Purchases of Federal Home Loan Bank stock	(1)	(26)
Proceeds from calls, maturities and paydowns of securities available for sale	44,044	281,772
Proceeds from calls, maturities and paydowns of securities to be held to maturity	2,469	1,621
Proceeds from sales of other real estate owned	2,613	1,672
Net change in loans	(20,771)	(22,343)
Purchases of premises and equipment	(1,063)	(952)
Net cash provided by/(used in) investing activities	(121,930)	(16,043)

FINANCING ACTIVITIES
Net change in deposits	(277,981)	(703,351)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(59,524)	(24,469)
Payments on Federal Home Loan Bank advances	(55,040)	(117,043)
Proceeds from Federal Home Loan Bank advances	45,000	25,000
Repurchase of Common Stock	-	(62)
Net proceeds from Common Stock options exercised	-	66
Cash dividends paid	(2,964)	(2,720)
Net cash used in financing activities	(350,509)	(822,579)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(314,056)	(745,888)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	786,371	1,068,179
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$472,315	$322,291

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (in thousands)

	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$8,877	$10,825
Income taxes	64	781

SUPPLEMENTAL NONCASH DISCLOSURES

Transfers from loans to real estate acquired in settlement of loans	$5,436	$3,316

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – MARCH 31, 2011 AND 2010 (UNAUDITED) AND DECEMBER 31, 2010

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of March 31, 2011, the Company was divided into three distinct business operating segments: Traditional Banking, Tax Refund Solutions and Mortgage Banking.

Traditional Banking and Mortgage Banking (collectively “Core Banking”)

Republic operates 43 banking centers, primarily in the retail banking industry, and conducts its operations predominately in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky, southern Indiana, metropolitan Tampa, Florida, metropolitan Cincinnati, Ohio and through an Internet banking delivery channel. Core Banking results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning Core Banking assets represent investment securities and real estate mortgage, commercial and consumer loans. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, securities sold under agreements to repurchase, as well as short-term and long-term borrowing sources.

Other sources of Core Banking income include service charges on deposit accounts, debit card interchange fee income, title insurance commissions, fees charged to customers for trust services and revenue generated from Mortgage Banking activities. Mortgage Banking activities represent both the origination and sale of loans in the secondary market and the servicing of loans for others.

Republic’s Core Banking operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, marketing and development expenses, Federal Deposit Insurance Corporation (“FDIC”) insurance expense, bank franchise tax expense, data processing, debit card interchange expense and other general and administrative costs. Republic’s results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies and actions of regulatory agencies.

Tax Refund Solutions

Republic, through its Tax Refund Solutions (“TRS”) segment, is one of a limited number of financial institutions that facilitates the payment of federal and state tax refund products through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers. The Company’s three primary tax-related products include: Electronic Refund Checks (“ERCs” or “ARs”), Electronic Refund Deposits (“ERDs” or “ARDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by TRS occurs in the first quarter of the year. TRS traditionally operates at a loss during the second half of the year, during which the segment incurs costs preparing for the following year’s first quarter tax season.

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

RALs are short-term consumer loans offered to taxpayers that are secured by the customer’s anticipated tax refund, which represents the source of repayment. Prior to 2011, the Company historically underwrote the RAL application utilizing the Debt Indicator (the “DI”) from the IRS, in combination with an automated underwriting model utilizing information contained in the taxpayer’s tax return. The DI, which typically indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally funded student loans, has historically been a significant underwriting component. On August 5, 2010, the IRS issued a news release stating that it would no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season.  The Company modified its underwriting and application requirement criteria for the first quarter 2011 tax season to adjust for the loss of access to the DI.

If a consumer’s RAL application is approved, the Company advances $1,500 of the taxpayer’s refund. As part of the RAL application process, each taxpayer signs an agreement directing the applicable taxing authority to send the taxpayer’s refund directly to the Company. The refund received from the IRS or state taxing authority, if applicable, is used by the Company to pay off the RAL. Any amount due the taxpayer above the amount of the RAL is remitted to the taxpayer once the refund is received by the Company. The funds advanced by the Company are generally repaid by the applicable taxing authority within two weeks. The fees earned on RALs are reported as interest income under the line item “Loans, including fees.”

For additional discussion regarding TRS, see the following sections:
●          Part I Item 1 “Financial Statements:”
o          Footnote 3 “Loans and Allowance for Loan Losses”
o          Footnote 4 “Deposits”
o          Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o          Footnote 10 “Segment Information”
o          Footnote 11 “Regulatory Matters”

Recently Issued Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011.  The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring.  As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2010.

2.        INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$140,168	$608	$(190)	$140,586
Private label mortgage backed and other
private label mortgage-related securities	5,818	360	(1,304)	4,874
Mortgage backed securities - residential	252,202	8,954	-	261,156
Collateralized mortgage obligations	207,373	1,353	(173)	208,553
Total securities available for sale	$605,561	$11,275	$(1,667)	$615,169

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$119,894	$668	$(265)	$120,297
Private label mortgage backed and other
private label mortgage-related securities	6,323	211	(1,410)	5,124
Mortgage backed securities - residential	150,460	8,217	-	158,677
Collateralized mortgage obligations	223,665	2,144	(152)	225,657
Total securities available for sale	$500,342	$11,240	$(1,827)	$509,755

Mortgage backed Securities

At March 31, 2011, with the exception of the $4.9 million private label mortgage backed and other private label mortgage-related securities, all other mortgage backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) and Fannie Mae (“FNMA”), institutions which the government has affirmed its commitment to support. At March 31, 2011 and December 31, 2010, there were gross unrealized losses of $173,000 and $152,000 related to available for sale and held to maturity mortgage backed securities other than the private label mortgage backed and other private label mortgage-related securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired.

As mentioned throughout this filing, the Company’s mortgage backed securities portfolio includes private label mortgage backed and other private label mortgage-related securities with a fair value of $4.9 million which had gross unrealized losses of approximately $1.3 million at March 31, 2011. As of March 31, 2011, the Company believes there is no further material credit loss component of other-than-temporary impairment (“OTTI”) in addition to that which has already been recorded. Additionally, the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
March 31, 2011 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,189	$24	$-	$4,213
Mortgage backed securities - residential	1,827	108	-	1,935
Collateralized mortgage obligations	24,451	626	-	25,077
Total securities to be held to maturity	$30,467	$758	$-	$31,225

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2010 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,191	$10	$(4)	$4,197
Mortgage backed securities - residential	1,930	109	-	2,039
Collateralized mortgage obligations	26,818	770	-	27,588
Total securities to be held to maturity	$32,939	$889	$(4)	$33,824

During the three month periods ended March 31, 2011 and 2010, there were no sales of securities available for sale.

The amortized cost and fair value of the investment securities portfolio by contractual maturity at March 31, 2011 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
March 31 2011, (in thousands)	Cost	Value	Value	Value

Due in one year or less	$100,504	$100,783	$495	$505
Due from one year to five years	15,989	15,917	3,694	3,708
Due from five years to ten years	23,675	23,886	-	-
Private label mortgage backed and other
private label mortgage-related securities	5,818	4,874	-	-
Mortgage backed securities - residential	252,202	261,156	1,827	1,935
Collateralized mortgage obligations	207,373	208,553	24,451	25,077
Total	$605,561	$615,169	$30,467	$31,225

Market Loss Analysis

Securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
March 31, 2011 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$32,806	$(190)	$-	$-	$32,806	$(190)
Private label mortgage backed and other
private label mortgage-related securities	-	-	4,514	(1,304)	4,514	(1,304)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	85,447	(173)	-	-	85,447	(173)

Total	$118,253	$(363)	$4,514	$(1,304)	$122,767	$(1,667)

	Less than 12 months		12 months or more		Total
December 31, 2010 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$23,235	$(269)	$-	$-	$23,235	$(269)
Private label mortgage backed and other
private label mortgage-related securities	-	-	4,409	(1,410)	4,409	(1,410)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	49,477	(152)	-	-	49,477	(152)

Total	$72,712	$(421)	$4,409	$(1,410)	$77,121	$(1,831)

As of March 31, 2011, the Company’s security portfolio consisted of 159 securities, 20 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and other securities, as discussed below.

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

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. As detailed in the table below, the Company owns four private label mortgage backed and other private label mortgage-related securities with a carrying value of $5.8 million at March 31, 2011. For three of these securities (Securities 1 through three), the Company has recorded all projected losses through OTTI charges. The Company has permanently written off a portion of the principal associated with these securities, as a portion of its losses were passed through by the servicer/trustee.

None of these private label securities are guaranteed by government agencies. Securities 1 through 3 in the table below are mostly backed by “Alternative A” first lien mortgage loans. Security 4 in the table below represents an asset backed security with an insurance “wrap” or guarantee. The average life of security 4 is currently estimated to be five years. Due to current market conditions, all of these assets remain extremely illiquid, and as such, the Company determined that these securities are Level 3 securities in accordance with FASB ASC topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for these investments. See Footnote 6, “Fair Value” for additional discussion.

The following table contains details regarding the Company’s private label securities as of March 31, 2011:

		Cumulative	Amortized		Gross
		OTTI	Cost, Net		Unrealized
	Amortized	Credit	of OTTI	Fair	Gains /
(in thousands)	Cost	Losses	Reserves	Value	(Losses)

Security 1	$2,006	$(2,006)	$-	$-	$-
Security 2	3,607	(3,607)	-	267	267
Security 3	1,861	(1,861)	-	93	93
Security 4	7,834	(2,016)	5,818	4,514	(1,304)
Total	$15,308	$(9,490)	$5,818	$4,874	$(944)

The credit ratings for the Company’s private label mortgage backed and other private label mortgage-related securities range from “imminent default” to “speculative” at March 31, 2011.

The following table presents a rollforward of the credit losses recognized in earnings:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2011	March 31, 2010

Beginning balance, January 1	$9,757	$17,266
Realized pass through of actual losses	(546)	(1,836)
Amounts related to credit loss for which an other-than-
temporary impairment was not previously recognized	279	69
Ending balance, March 31	$9,490	$15,499

Further deterioration in economic conditions could cause the Company to record additional impairment charges related to credit losses of up to $5.8 million, which is the current carrying value of the Company’s private label mortgage backed securities and other private label mortgage-related securities.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2011	December 31, 2010

Carrying amount	$408,391	$430,445
Fair value	409,024	431,223

3.           LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

December 31, (in thousands)	March 31, 2011	December 31, 2010

Residential real estate:
Owner Occupied	$922,517	$913,856
Non Owner Occupied	115,837	126,404
Commercial real estate	653,637	646,417
Real estate construction	62,147	69,068
Commercial	108,915	107,647
Home equity	288,499	290,492
Consumer:
Credit Cards	8,061	8,206
Overdrafts	838	901
Other Consumer	18,435	12,249

Total loans	2,178,886	2,175,240
Less: Allowance for loan losses	29,144	23,079

Loans, net	$2,149,742	$2,152,161

Activity in the allowance for loan losses follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Allowance for loan losses at beginning of period	$23,079	$22,879

Charge offs - Traditional Banking	(1,674)	(1,993)
Charge offs - Tax Refund Solutions	(13,441)	(14,584)
Total charge offs	(15,115)	(16,577)

Recoveries - Traditional Banking	546	239
Recoveries - Tax Refund Solutions	2,552	2,309
Total recoveries	3,098	2,548

Net loan charge offs/recoveries - Traditional Banking	(1,128)	(1,754)
Net loan charge offs/recoveries - Tax Refund Solutions	(10,889)	(12,275)
Net loan charge offs/recoveries	(12,017)	(14,029)

Provision for loan losses - Traditional Banking	4,322	2,777
Provision for loan losses - Tax Refund Solutions	13,760	14,013
Total provision for loan losses	18,082	16,790

Allowance for loan losses at end of period	$29,144	$25,640

Approximately $2.9 million of the ending allowance for loan loss balance at March 31, 2011 was associated with RALs outstanding.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011:

	Residential Real Estate		Commercial	Real
	Owner	Non Owner	Real	Estate		Home	Tax Refund	Credit		Other
March 31, 2011 (in thousands)	Occupied	Occupied	Estate	Construction	Commercial	Equity	Solutions	Cards	Overdrafts	Consumer	Unallocated	Total

Beginning balance	$3,775	$1,507	$7,214	$2,612	$1,347	$3,581	$-	$492	$125	$461	$1,965	$23,079
Provision for loan losses	1,334	(284)	1,367	1,297	(196)	755	13,760	52	(10)	7	-	18,082
Loans charged off	(535)	(14)	(558)	-	-	(277)	(13,441)	(75)	(147)	(68)	-	(15,115)
Recoveries	62	2	17	101	114	13	2,552	15	148	74	-	3,098

Ending Balance	$4,636	$1,211	$8,040	$4,010	$1,265	$4,072	$2,871	$484	$116	$474	$1,965	$29,144

Republic defines impaired loans as follows:

●	All commercial or commercial real estate loans classified internally as “doubtful” or “loss;”
●	All commercial or commercial real estate loan relationships on accrual status classified internally as “substandard” exceeding $499,999 in aggregate;
●	All commercial or commercial real estate loans classified internally as “substandard” or “special mention” on nonaccrual status, regardless of the size of the credit;
●	All retail and commercial loans classified as troubled debt restructurings (“TDRs”); and
●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meet the definition of impaired.

Information regarding Republic’s impaired loans follows:

(in thousands)	March 31, 2011	December 31, 2010

Loans with no allocated allowance for loan losses	$16,637	$14,141
Loans with allocated allowance for loan losses	35,131	30,945

Total impaired loans	$51,768	$45,086

Amount of the allowance for loan losses allocated	$7,560	$4,284

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

Detail of TDRs differentiated by loan type and accrual or nonaccrual classification follows:

	TDRs on	TDRs on
	Non-Accrual	Accrual	Total
March 31, 2011 (in thousands)	Status	Status	TDRs

Residential real estate	$1,980	$13,831	$15,811
Commercial real estate	3,069	8,622	11,691
Real estate construction	3,065	1,571	4,636
Commercial	-	4,644	4,644

Total TDRs	$8,114	$28,668	$36,782

	TDRs on	TDRs on
	Non-Accrual	Accrual	Total
December 31, 2010 (in thousands)	Status	Status	TDRs

Residential real estate	$1,272	$9,191	$10,463
Commercial real estate	2,703	11,425	14,128
Real estate construction	640	2,719	3,359
Commercial	-	4,281	4,281

Total TDRs	$4,615	$27,616	$32,231

The following tables present loans individually evaluated for impairment by class of loans. The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits.

	Unpaid		Allowance	Average
	Principal	Recorded	for Loan Losses	Recorded
March 31, 2011 (in thousands)	Balance	Investment	Allocated	Investment

Impaired loans with no related allowance recorded:
Residential Real Estate:
Owner Occupied	$12,203	$12,203	$-	$10,471
Non Owner Occupied	393	393	-	395
Commercial Real Estate	1,307	1,270	-	1,422
Real Estate Construction	1,757	1,558	-	1,889
Commercial	1,213	1,213	-	1,213
Home Equity	-	-	-	-
Consumer:
Credit Cards	-	-	-	-
Overdrafts	-	-	-	-
Other Consumer	-	-	-	-

Impaired loans with an allowance recorded:
Residential Real Estate:
Owner Occupied	3,996	2,661	1,006	1,403
Non Owner Occupied	130	1,335	515	1,851
Commercial Real Estate	17,407	16,999	2,573	18,734
Real Estate Construction	11,252	10,329	3,001	7,261
Commercial	3,807	3,807	465	3,791
Home Equity	-	-	-	-
Consumer:
Credit Cards	-	-	-	-
Overdrafts	-	-	-	-
Other Consumer	-	-	-	-
Total impaired loans	53,465	51,768	7,560	48,430

Loans collectively evaluated for impairment:
Residential Real Estate:
Owner Occupied	907,653	905,925	3,762
Non Owner Occupied	114,109	115,837	494
Commercial Real Estate	635,368	635,368	5,470
Real Estate Construction	50,260	50,260	1,010
Commercial	103,895	103,895	799
Home Equity	288,499	288,499	4,138
Consumer:
Credit Cards	8,061	8,061	484
Overdrafts	838	838	116
Other Consumer	18,435	18,435	3,346
Unallocated allowance for loan losses	-	-	1,965
Total non impaired loans	2,127,118	2,127,118	21,584
Grand total	$2,180,583	$2,178,886	$29,144

Interest income recognized for impaired loans on accrual status and cash basis interest recognized for impaired loans on non accrual status totaled $441,000 and $34,000 for the three months ended March 31, 2011.

	Unpaid		Allowance
	Principal	Recorded	for Loan Losses
December 31, 2010 (in thousands)	Balance	Investment	Allocated

Impaired loans with no related allowance recorded:
Residential Real Estate:
Owner Occupied	$8,739	$8,739	$-
Non Owner Occupied	396	396	-
Commercial Real Estate	1,611	1,574	-
Real Estate Construction	2,878	2,219	-
Commercial	1,213	1,213	-
Home Equity	-	-	-
Consumer:
Credit Cards	-	-	-
Overdrafts	-	-	-
Other Consumer	-	-	-

Impaired loans with an allowance recorded:
Residential Real Estate:
Owner Occupied	145	145	27
Non Owner Occupied	2,496	2,366	520
Commercial Real Estate	21,038	20,468	1,979
Real Estate Construction	5,115	4,192	1,311
Commercial	3,774	3,774	447
Home Equity	-	-	-
Consumer:
Credit Cards	-	-	-
Overdrafts	-	-	-
Other Consumer	-	-	-
Total impaired loans	47,405	45,086	4,284

Loans collectively evaluated for impairment:
Residential Real Estate:
Owner Occupied	904,972	904,972	4,724
Non Owner Occupied	123,642	123,642	11
Commercial Real Estate	624,375	624,375	5,241
Real Estate Construction	62,657	62,657	1,294
Commercial	102,660	102,660	900
Home Equity	290,492	290,492	3,581
Consumer:
Credit Cards	8,206	8,206	492
Overdrafts	901	901	126
Other Consumer	12,249	12,249	461
Unallocated allowance for loan losses	-	-	1,965
Total non impaired loans	2,130,154	2,130,154	18,795
Grand total	$2,177,559	$2,175,240	$23,079

A summary of the types of TDR loan modifications outstanding follows:

	TDRs Performing	TDRs Not
	to Modified	Performing to	Total
March 31, 2011 (in thousands)	Terms	Modified Terms	TDRs

Residential real estate loans:
Rate reduction	$8,090	$762	$8,852
Interest only payments for 6-12 months	5,814	584	6,398
Forbearance for 3-6 months	158	299	457
Extension or other modification	104	-	104
Total residential TDRs	14,166	1,645	15,811

Commerical related and construction loans:
Interest only payments for 6 - 12 months	6,910	468	7,378
Interest only payments for 36 months	4,208	-	4,208
Rate reduction	2,966	-	2,966
Forbearance for 3-6 months	1,892	1,012	2,904
Extension or other modification	3,515	-	3,515
Total commercial TDRs	19,491	1,480	20,971
Total TDRs	$33,657	$3,125	$36,782

	TDRs Performing	TDRs Not
	to Modified	Performing to	Total
December 31, 2010 (in thousands)	Terms	Modified Terms	TDRs

Residential real estate loans:
Rate reduction	$6,568	$549	$7,117
Interest only payments for 6-12 months	2,783	-	2,783
Forbearance for 3-6 months	458	-	458
Extension or other modification	105	-	105
Total residential TDRs	9,914	549	10,463

Commerical related and construction loans:
Interest only payments for 6 - 12 months	5,876	310	6,186
Interest only payments for 36 months	4,208	-	4,208
Rate reduction	3,028	-	3,028
Forbearance for 3-6 months	3,813	855	4,668
Extension or other modification	3,678	-	3,678
Total commercial TDRs	20,603	1,165	21,768
Total TDRs	$30,517	$1,714	$32,231

As of March 31, 2011 and December 31, 2010, 92% and 95% of the Company’s TDRs were performing according to their modified terms. The Company allocated $4.8 million and $1.5 million of specific reserves to customers whose loan terms have been modified in TDRs as of March 31, 2011 and December 31, 2010. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from Republic’s internal watch list and have been specifically reserved for as part of the Company’s normal reserving methodology.

Management determines whether to classify a TDR as non-performing based on its accrual status prior to modification. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At March 31, 2011 and December 31, 2010 $8 million and $5 million, respectively of TDRs were classified as non-performing loans.

Detail of non-performing loans and non-performing assets follows:

(in thousands)	March 31, 2011	December 31, 2010

Loans on non-accrual status	$26,668	$28,317
Loans past due 90 days or more and still on accrual	-	-

Total non-performing loans	26,668	28,317
Other real estate owned	14,761	11,969
Total non-performing assets	$41,429	$40,286

Non-performing loans to total loans - Total Company	1.22%	1.30%
Non-performing loans to total loans - Traditional Banking	1.23%	1.30%
Non-performing assets to total loans (including OREO)	1.89%	1.84%

The following table presents non accrual loans and loans past due over 90 days still on accrual by class of loans:

	March 31, 2011		December 31, 2010
		Loans Past		Loans Past
		Due 90 Days		Due 90 Days
		Still		Still
(in thousands)	Non accrual	Accruing	Non accrual	Accruing

Residential real estate	$13,477	$-	$15,236	$-
Commercial real estate	5,271	-	6,265	-
Real estate construction	4,066	-	3,682	-
Commercial	404	-	323	-
Home equity	3,323	-	2,734	-
Consumer:
Credit Cards	-	-	-	-
Overdrafts	-	-	-	-
Other Consumer	127	-	77	-

Total	$26,668	$-	$28,317	$-

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

The following table presents the aging of the recorded investment in past due loans by class of loans:

	30 - 59	60 - 89	Greater than	Total
	Days	Days	90 Days	Loans
March 31, 2011 (in thousands)	Past Due	Past Due	Past Due	Past Due

Residential real estate:
Owner Occupied	$1,896	$1,534	$8,721	$12,151
Non Owner Occupied	941	-	1,700	2,641
Commercial real estate	51	600	2,941	3,592
Real estate construction	-	-	1,901	1,901
Commercial	-	24	100	124
Home equity	1,585	387	5	1,977
Consumer:
Credit Cards	16	9	-	25
Overdrafts	-	-	-	-
Other Consumer	194	49	-	243

Total	$4,683	$2,603	$15,368	$22,654

	30 - 59	60 - 89	Greater than	Total
	Days	Days	90 Days	Loans
December 31, 2010 (in thousands)	Past Due	Past Due	Past Due	Past Due

Residential real estate:
Owner Occupied	$4,540	$1,049	$9,425	$15,014
Non Owner Occupied	185	95	737	1,017
Commercial real estate	1,323	-	4,377	5,700
Real estate construction	71	333	1,918	2,322
Commercial	3	26	38	67
Home equity	1,097	518	829	2,444
Consumer:
Credit Cards	57	4	-	61
Overdrafts	158	-	-	158
Other Consumer	108	32	4	144

Total	$7,542	$2,057	$17,328	$26,927

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

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.

Based on the Company’s most recent analysis performed, the risk category of loans by class of loans follows:

		Special			Not	Total
March 31, 2011 (in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Loans

Residential real estate:
Owner Occupied	$-	$2,866	$14,502	$-	$911,169	$928,537
Non Owner Occupied	-	1,003	1,708	-	107,106	109,817
Commercial real estate	610,048	29,541	14,048	-	-	653,637
Real estate construction	45,407	5,191	11,549	-	-	62,147
Commercial	103,769	4,742	404	-	-	108,915
Home equity	-	-	3,067	-	285,432	288,499
Consumer:						-
Credit Cards	-	-	-	-	8,061	8,061
Overdrafts	-	-	-	-	838	838
Other Consumer	-	-	47	-	18,388	18,435

Total	$759,224	$43,343	$45,325	$-	$1,330,994	$2,178,886

		Special			Not	Total
December 31, 2010 (in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Loans

Residential real estate:
Owner Occupied	$-	$1,017	$11,925	$-	$900,914	$913,856
Non Owner Occupied	-	3,288	1,095	-	122,021	126,404
Commercial real estate	598,502	33,802	14,113	-	-	646,417
Real estate construction	51,540	11,340	6,188	-	-	69,068
Commercial	102,416	4,807	424	-	-	107,647
Home equity	-	-	4,495	-	285,997	290,492
Consumer:						-
Credit Cards	-	-	-	-	8,206	8,206
Overdrafts	-	-	-	-	901	901
Other Consumer	-	-	5	-	12,244	12,249

Total	$752,458	$54,254	$38,245	$-	$1,330,283	$2,175,240

RAL Loss Reserves and Provision for Loan Losses:

Substantially all RALs issued by the Company each year are made during the first quarter. RALs are generally repaid by the IRS or applicable taxing authority within two weeks of origination. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud which are identified through IRS audits resulting from revenue protection strategies.  In addition, the Company also incurs losses as a result of tax debts not previously disclosed during its underwriting process.

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

On August 5, 2010, the IRS issued a news release stating that it would no longer provide tax preparers and associated financial institutions with the Debt Indicator (“DI”) beginning with the first quarter 2011 tax season. The DI indicated whether an individual taxpayer would have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally-funded student loans.

While underwriting for RALs involves several individual components, the DI has historically represented a significant part of the overall underwriting for the product. Without the DI, RB&T will experience a higher provision for loan losses as a percentage of RALs originated during 2011 as compared to 2010. Due to the elimination of the DI, more of the Company’s RAL losses in 2011 will result from refunds being retained by the IRS to satisfy eligible state or federal delinquent debts as compared to prior years when the vast majority of its RAL losses were the result of revenue protection strategies by the IRS. As a result, management believes that the final provision for loan losses related to RALs for 2011 will be much closer to the RALs outstanding past their expected funding date from the IRS as of the end of the first quarter as compared to previous years. If the projected payments received subsequent to the first quarter for delinquent RALs as of March 31st differ significantly from those assumptions used by management in making its determination of its first quarter provision for loan losses related to RALs, an adjustment to the allowance for loan losses and the resulting effect on the income statement could be material.

As of March 31, 2011, $18.1 million of total RALs were outstanding past their expected funding date from the IRS compared to $18.5 million at March 31, 2010, representing 1.75% and 0.63% of total gross RALs originated during the respective tax years. Management estimates that the final loss rate for RALs originated during 2011 will be 1.58% of the total RALs originated during the year as compared to 0.36% for 2010. Management expects the actual loan loss rate realized for TRS will be less than the current “RALs outstanding beyond their expected funding date from the IRS” because the Company will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the RALs. Management’s estimate of current year losses combined with recoveries of previous years’ RALs during the quarter, resulted in a net provision for loan loss expense of $13.8 million and $14.0 million for TRS during the first quarters of 2011 and 2010. Based on the Company’s 2011 RAL volume, each 0.10% increase in the loss rate for RALs represents approximately $1.0 million in additional provision for loan loss expense.

The following table illustrates the effect on the subsequent quarters’ provision(s) for loan losses for TRS if final losses on RALs differ from management’s current estimate by as much as 10 basis points higher or 20 basis points lower:

As of March 31, 2011 (dollars in thousands)

Total RALs originated during the current year through March 31, 2011:	$1,031,607

		Increase / (Decrease)
		In Provision
If % of RALs That Do	Provision for	For Loan Losses
Not Payoff Changes	Loan Losses	From Current Estimate

Increase 10 basis points	$14,792	$1,032
Increase 5 basis points	14,276	516
Current Estimate (Base)	13,760	-
Decrease 5 basis points	13,244	(516)
Decrease 10 basis points	12,728	(1,032)
Decrease 15 basis points	12,213	(1,547)
Decrease 20 basis points	11,697	(2,063)

For additional discussion regarding TRS, see the following sections:

●	Part I Item 1 “Financial Statements:”
	o	Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
	o	Footnote 4 “Deposits”
	o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
	o	Footnote 10 “Segment Information”
	o	Footnote 11 “Regulatory Matters”

4.           DEPOSITS

Ending deposit balances were as follows at March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010

Demand (NOW and SuperNOW)	$311,341	$298,452
Money market accounts	715,221	637,557
Brokered money market accounts	2,269	513
Savings	43,290	38,661
Individual retirement accounts*	33,976	34,129
Time deposits, $100,000 and over*	99,463	152,891
Other certificates of deposit*	122,745	127,156
Brokered certificates of deposit*	135,311	687,958

Total interest-bearing deposits	1,463,616	1,977,317
Total non interest-bearing deposits	561,095	325,375

Total deposits	$2,024,711	$2,302,692

* - Represents a time deposit

During the fourth quarter of 2010, the Company obtained $562 million in brokered certificates of deposit to be utilized to fund the first quarter 2011 RAL program. These brokered certificates of deposit had a weighted average life of three months with a weighted average interest rate of 0.42%. During January of 2011, the Company obtained an additional $7 million in brokered deposits with a life of 3 months and interest rate of 0.30%.

For additional discussion regarding TRS, see the following sections:

●	Part I Item 1 “Financial Statements:”
	o	Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
	o	Footnote 4 “Deposits”
	o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
	o	Footnote 10 “Segment Information”
	o	Footnote 11 “Regulatory Matters”

5.           FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At March 31, 2011 and December 31, 2010, FHLB advances outstanding were as follows:

(in thousands)	March 31, 2011	December 31, 2010

Putable fixed interest rate advances with a
weighted average interest rate of 4.46%(1)	$140,000	$150,000

Fixed interest rate advances with a weighted average
interest rate of 3.13% due through 2018	414,837	414,877

Total FHLB advances	$554,837	$564,877
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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At March 31, 2011, Republic had available collateral to borrow an additional $242 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2011	$65,000
2012	85,000
2013	91,000
2014	178,000
2015	10,000
Thereafter	125,837

Total	$554,837

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2011	December 31, 2010

First lien, single family residential real estate	$658,752	$697,535
Home equity lines of credit	67,574	36,106
Multi-family commercial real estate	12,977	14,332

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

The Company’s private label mortgage backed and other private label mortgage-related securities remain extremely illiquid, and as such, the Company classifies these securities as Level 3 securities in accordance with FASB ASC topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Company utilized an income valuation model (present value model) approach, in determining the fair value of these securities.

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

Assets and liabilities measured at fair value under on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at
		March 31, 2011 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$140,168	$-	$140,586	$-	$140,586
Private label mortgage backed and other
private label mortgage-related securities	5,818	-	-	4,874	4,874
Mortgage backed securities - residential	252,202	-	261,156	-	261,156
Collateralized mortgage obligations	207,373	-	208,553	-	208,553
Total securities available for sale	$605,561	$-	$610,295	$4,874	$615,169

Mandatory forward contracts	$-	$-	$(6)	$-	$(6)

Rate lock loan commitments	-	-	154	-	154

Mortgage loans held for sale	1,381	-	1,381	-	1,381

		Fair Value Measurements at
		December 31, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$119,894	$-	$120,297	$-	$120,297
Private label mortgage backed and other
private label mortgage-related securities	6,323	-	-	5,124	5,124
Mortgage backed securities - residential	150,460	-	158,677	-	158,677
Collateralized mortgage obligations	223,665	-	225,657	-	225,657
Total securities available for sale	$500,342	$-	$504,631	$5,124	$509,755

Mandatory forward contracts	$-	$-	$277	$-	$277

Rate lock loan commitments	-	-	108	-	108

Mortgage loans held for sale	15,228	-	15,228	-	15,228

The tables below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2011 and December 31, 2010:

Securities available for Sale - Private label mortgage backed and other private label mortgage-related securities

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Balance, beginning of period	$5,124	$5,901

Total gains or losses included in earnings:
Net impairment loss recognized in earnings	(279)	(69)
Net change in unrealized gain / (loss)	773	313
Realized pass through of actual losses	(546)	-
Principal paydowns	(198)	(353)
Balance, end of period	$4,874	$5,792

There were no transfers into or out of Level 3 assets during the three months ended March 31, 2011 and 2010.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		March 31, 2011 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential Real Estate:
Owner Occupied	$79	$-	$-	$79	$79
Non Owner Occupied	511	-	-	511	511
Commercial Real Estate	5,676	-	-	5,676	5,676
Real Estate Construction	5,882	-	-	5,882	5,882
Commercial	76	-	-	76	76
Total impaired loans	$12,224	$-	$-	$12,224	$12,224

Other real estate owned:
Residential Real Estate:
Owner Occupied	$3,762	$-	$-	$3,762	$3,762
Non Owner Occupied	809	-	-	809	809
Commercial Real Estate	6,013	-	-	6,013	6,013
Real Estate Construction	4,177	-	-	4,177	4,177
Total other real estate owned	$14,761	$-	$-	$14,761	$14,761

		Fair Value Measurements at
		December 31, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential Real Estate:
Owner Occupied	$25	$-	$-	$25	$25
Non Owner Occupied	941	-	-	941	941
Commercial Real Estate	7,533	-	-	7,533	7,533
Real Estate Construction	2,767	-	-	2,767	2,767
Commercial	82	-	-	82	82
Total impaired loans	$11,348	$-	$-	$11,348	$11,348

Other real estate owned:
Residential Real Estate:
Owner Occupied	$2,832	$-	$-	$2,832	$2,832
Non Owner Occupied	1,101	-	-	1,101	1,101
Commercial Real Estate	3,735	-	-	3,735	3,735
Real Estate Construction	4,301	-	-	4,301	4,301
Total other real estate owned	$11,969	$-	$-	$11,969	$11,969

The following section details impairment charges recognized during the period:

The Company recorded realized impairment losses related to its Level 3 private label mortgage backed and other private label mortgage-related securities as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Net impairment loss recognized in earnings	$279	$69

See Footnote 2 “Investment Securities” for additional detail regarding impairment losses.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount and valuation allowance as follows:

(in thousands)	March 31, 2011	December 31, 2010

Carrying amount of loans with a valuation allowance	$11,091	$9,472
Valuation allowance	2,763	1,506

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. At March 31, 2011 and December 31, 2010, the carrying value of other real estate owned was $15 million and $12 million, respectively. The fair value of the Company’s other real estate owned properties exceeded their carrying value at March 31, 2011 and December 31, 2010.

Detail of other real estate owned write downs follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Other real estate owned write-downs	$187	$220

Mortgage servicing rights (“MSR”s) are carried at lower of cost or fair value. No MSR valuation allowance existed at March 31, 2011 and December 31, 2010.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2011 and December 31, 2010 follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$472,315	$472,315	$786,371	$786,371
Securities available for sale	615,169	615,169	509,755	509,755
Securities to be held to maturity	30,467	31,225	32,939	33,824
Mortgage loans held for sale	1,381	1,381	15,228	15,228
Loans, net	2,149,742	2,193,387	2,152,161	2,209,717
Federal Home Loan Bank stock	26,213	26,213	26,212	26,212
Accrued interest receivable	9,741	9,741	9,472	9,472

Liabilities:
Deposits:
Non interest-bearing accounts	561,095	561,095	325,375	325,375
Transaction accounts	1,072,121	1,072,121	975,183	975,183
Time deposits	391,495	395,713	1,002,134	1,004,511
Securities sold under agreements to repurchase
and other short-term borrowings	259,722	259,722	319,246	319,246
Federal Home Loan Bank advances	554,837	574,327	564,877	586,737
Subordinated note	41,240	41,150	41,240	41,150
Accrued interest payable	2,152	2,152	2,377	2,377

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010. Although management is not aware of any factors that would dramatically affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

7.           MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

March 31, (in thousands)	2011	2010

Balance, January 1	$15,228	$5,445
Origination of mortgage loans held for sale	26,255	49,109
Proceeds from the sale of mortgage loans held for sale	(40,810)	(49,621)
Net gain in sale of mortgage loans held for sale	708	868

Balance, March 31	$1,381	$5,801

Mortgage banking activities primarily include residential mortgage originations and servicing. The following table presents the components of Mortgage Banking income:

	Three Months Ended
	March 31
(in thousands)	2011	2010

Net gain on sale of mortgage loans held for sale	$708	$868
Change in mortgage servicing rights valuation allowance	-	-
Loan servicing income, net of amortization	108	144

Total mortgage banking income	$816	$1,012

Activity for capitalized mortgage servicing rights was as follows:

March 31, (in thousands)	2011	2010

Balance, January 1	$7,800	$8,430
Additions	392	489
Amortized to expense	(619)	(627)
Change in valuation allowance	-	-

Balance, March 31	$7,573	$8,292

Other information relating to mortgage servicing rights follows:

(in thousands)	March 31, 2011	December 31, 2010

Fair value of mortgage servicing rights portfolio	$9,803	$9,967
Discount rate	9%	9%
Prepayment speed range	128% - 550%	137% - 550%
Weighted average default rate	1.50%	1.50%

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

The following tables include the notional amounts and realized gain (loss) for Mortgage Banking derivatives recognized in Mortgage Banking income as of March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010

Mandatory forward contracts:
Notional amount	$7,110	$25,591
Change in fair value of mandatory forward contracts	(6)	277

Rate lock loan commitments:
Notional amount	$8,277	$8,699
Change in fair value of rate lock loan commitments	11	(197)

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

 8.             OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

In the ordinary course of business, the Company’s bank subsidiaries are required to make certain disclosures to their loan and deposit clients in accordance with applicable law. Under certain circumstances, errors in those required disclosures could cause previously-recognized Company revenue to be subject to reimbursement to clients. In addition, errors in required disclosures could also subject the Company’s bank subsidiaries to fines and penalties.

RB&T’s tax-related products include several fees, which we believe have been disclosed in accordance with applicable law. RB&T’s regulators may disagree with our view regarding the proper disclosure of one of the fees charged in connection with RB&T’s tax-related products. If the regulators were to disagree with our interpretation of applicable law, and elected to order RB&T to refund such amounts, approximately $19 million of revenue recognized in the TRS segment during the first quarter of 2011 would be potentially subject to refund. RB&T’s regulators could also impose fines and penalties.

We continue to believe that all elements of our TRS-related fee structures were properly characterized and disclosed in accordance with applicable law.  In the event of a disagreement with its regulators on this subject, RB&T would be prepared to defend its position.

The Bank, in the normal course of business, is party to financial instruments with off balance sheet risk. These financial instruments primarily include commitments to extend credit and standby letters of credit. The contract or notional amounts of these instruments reflect the potential future obligations of the Bank pursuant to those financial instruments. Creditworthiness for all instruments is evaluated on a case by case basis in accordance with the Bank’s credit policies. Collateral from the customer may be required based on the Bank’s credit evaluation of the customer and may include business assets of commercial customers, as well as personal property and real estate of individual customers or guarantors.

The Bank also extends binding commitments to customers and prospective customers. Such commitments assure the borrower of financing for a specified period of time at a specified rate. The risk to the Bank under such loan commitments is limited by the terms of the contracts. For example, the Bank may not be obligated to advance funds if the customer’s financial condition deteriorates or if the customer fails to meet specific covenants. An approved but unfunded loan commitment represents a potential credit risk once the funds are advanced to the customer. Unfunded loan commitments also represent liquidity risk since the customer may demand immediate cash that would require funding and interest rate risk as market interest rates may rise above the rate committed. In addition, since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time may not require future funding.

As of March 31, 2011, exclusive of Mortgage Banking loan commitments, the Bank had outstanding loan commitments of $466 million, which included unfunded home equity lines of credit totaling $251 million. As of December 31, 2010, exclusive of Mortgage Banking loan commitments, the Bank had outstanding loan commitments of $453 million, which included unfunded home equity lines of credit totaling $254 million. These commitments generally have open-ended maturities and variable rates.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $18 million and $11 million at March 31, 2011 and December 31, 2010. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

At March 31, 2011 and December 31, 2010, the Bank had a $10 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure the letter of credit.

For additional discussion regarding TRS, see the following sections:
●      Part I Item 1 “Financial Statements:”
o	Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o	Footnote 4 “Deposits”
o	Footnote 10 “Segment Information”

o	Footnote 11 “Regulatory Matters”

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2011	2010

Net income	$71,412	$44,628

Weighted average shares outstanding	20,938	20,814
Effect of dilutive securities	53	58
Average shares outstanding including
dilutive securities	20,991	20,872

Basic earnings per share:
Class A Common Share	$3.41	$2.15
Class B Common Share	3.40	2.13

Diluted earnings per share:
Class A Common Share	$3.40	$2.14
Class B Common Share	3.39	2.13

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2011	2010

Antidilutive stock options	630,140	673,444

10.               SEGMENT INFORMATION

The reportable segments are determined by the type of products and services offered, distinguished among Traditional Banking, Mortgage Banking and Tax Refund Solutions (“TRS”). They are also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as branches and subsidiary banks), which are then aggregated if operating performance, products/services, and customers are similar. Loans, investments and deposits provide the majority of the net revenue from Traditional Banking operations; servicing fees and loan sales provide the majority of revenue from Mortgage Banking operations; RAL fees and ERC/ERD fees provide the majority of the revenue from TRS. All Company operations are domestic.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using operating income. Goodwill is not allocated. Income taxes which are not segment specific are allocated based on income before income tax expense. Transactions among reportable segments are made at fair value.

For additional discussion regarding TRS, see the following sections:
●        Part I Item 1 “Financial Statements:”
o	Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Deposits”
o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o	Footnote 11 “Regulatory Matters”

Segment information for the three months ended March 31, 2011 and 2010 follows:

	Three Months Ended March 31, 2011
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$25,128	$58,721	$122	$83,971

Provision for loan losses	4,322	13,760	-	18,082

Electronic refund check fees	-	81,062	-	81,062
Net RAL securitization income	-	179	-	179
Mortgage banking income	-	-	816	816
Net loss on sales, calls and impairment
of securities	(279)	-	-	(279)
Other non interest income	5,403	129	2	5,534
Total non interest income	5,124	81,370	818	87,312

Total non interest expenses	23,096	18,619	1,103	42,818

Gross operating profit / (loss)	2,834	107,712	(163)	110,383
Income tax expense / (benefit)	351	38,670	(50)	38,971
Net income	$2,483	$69,042	$(113)	$71,412

Segment end of period assets	$3,147,697	$238,707	$9,340	$3,395,744

Net interest margin	3.33%	NM	NM	8.91%

	Three Months Ended March 31, 2010
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$27,261	$49,534	$77	$76,872

Provision for loan losses	2,777	14,013	-	16,790

Electronic refund check fees	-	53,168	-	53,168
Net RAL securitization income	-	195	-	195
Mortgage banking income	-	-	1,012	1,012
Net loss on sales, calls and impairment
of securities	(69)	-	-	(69)
Other non interest income	5,563	8	-	5,571
Total non interest income	5,494	53,371	1,012	59,877

Total non interest expenses	25,809	24,502	828	51,139

Gross operating profit	4,169	64,390	261	68,820
Income tax expense	910	23,161	121	24,192
Net income	$3,259	$41,229	$140	$44,628

Segment end of period assets	$2,890,284	$276,310	$14,401	$3,180,995

Net interest margin	3.78%	NM	NM	7.27%

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

The Order cited insufficient oversight of RB&T’s consumer compliance programs, most notably in RB&T’s RAL program. The Order required increased compliance oversight of the RAL program by RB&T’s management and board of directors, subject to review and approval by the FDIC. Under the Order, RB&T increased its training and audits of its Electronic Return Originator (“ERO”) partners, who make RB&T’s tax products available to taxpayers across the nation. In addition, various components of the Order required RB&T to meet certain implementation, completion and reporting timelines, including the establishment of a compliance management system to appropriately assess, measure, monitor and control third party risk and ensure compliance with consumer laws.

In addition to the compliance issues cited in regard to the RAL program, the Order also required RB&T to correct Home Mortgage Disclosure Act (“HMDA”) reporting errors. As part of the Order, RB&T made corrections to its 2007 and 2006 HMDA reporting. As a result of the errors in its 2007 and 2006 HMDA reporting, RB&T paid a $22,000 civil money penalty during the first quarter of 2009.

During the fourth quarter of 2009, the FDIC began the process for the 2009 Community Reinvestment Act Performance Evaluation (the “2009 CRA Evaluation”). During the third quarter of 2010, the FDIC notified RB&T of its 2009 CRA Evaluation performance rating. RB&T received “High Satisfactory” ratings on the Investment Test component and the Service Test component evaluated as part of the 2009 CRA Evaluation. Based on alleged Regulation B (“Reg B”) violations regarding documentation of spousal obligations on a limited number of loans identified within RB&T’s commercial lending area, RB&T received a “Needs to Improve” rating on the Lending Test component, and as a result, a “Needs to Improve” rating on its overall rating. By statute, the FDIC referred these alleged Reg B violations to the DOJ. The FDIC subsequently notified RB&T that the DOJ had referred this matter back to the FDIC for administrative handling.

Prior to the FDIC’s notification to RB&T of the 2009 CRA Evaluation results, RB&T changed certain procedures and processes to better document its commercial loan origination process as it relates to the intent of both spouses to become obligated to repay certain commercial loans. The FDIC did notify RB&T of certain additional corrective actions to be undertaken in response to the alleged Reg B violations. At this time, management is uncertain if and when the FDIC may issue further corrective actions with respect to the alleged Reg B violations from the 2009 CRA Evaluation.

On February 10, 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Notice”) regarding its RAL program. A copy of the Notice is set forth as Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011. The Notice contends that RB&T’s practice of originating RALs without the benefit of the Debt Indicator (“DI”) from the Internal Revenue Service (“IRS”) is unsafe and unsound. The Notice does not address RB&T’s ERC and ERD products. The Notice initiated an agency adjudication proceeding, In Republic Bank & Trust Company, to determine whether the FDIC should issue a cease and desist order to restrain RB&T’s RAL program. Under the current ruling, the FDIC has until May 3, 2011 to amend the Notice if it elects to do so.

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an Administrative Law Judge (“ALJ”) appointed by the FDIC. During the first quarter of 2011, RB&T’s hearing date was set for September 19, 2011, in Louisville, Kentucky. As part of the hearing process, the ALJ will take evidence on the items specified in the Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept or reject the ALJ’s recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation, or argument before the FDIC Board of Directors, to render a decision. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals for the Sixth Circuit. Filing an appeal would not operate as a stay of the order.

 The Board and management believe the charges in the Notice from the FDIC to be without merit and intend to vigorously defend RB&T’s right to offer a legal product to those who wish to purchase the product.

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky (the “Court”) against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank and Trust Company v. Federal Deposit Insurance Corporation, et al. The complaint states that the FDIC’s actions to prohibit RB&T from offering RALs constitute a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the Administrative Procedure Act (the “APA”) or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also states that the FDIC has unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint seeks declaratory and injunctive relief. On March 31, 2011, the FDIC filed a Motion to Dismiss (the “Motion”) RB&T’s complaint with the Court. RB&T intends to oppose the Motion with its response due to the Court by April 25, 2011. No responsive pleadings to RB&T’s complaint have been or will be required to be filed in the action while the Motion is pending.  If RB&T is successful in its objection to the Motion, the defendants will have an additional fourteen days to file their respective answers to RB&T’s complaint.

In the ordinary course of business, the Company’s bank subsidiaries are required to make certain disclosures to their loan and deposit clients in accordance with applicable law. Under certain circumstances, errors in those required disclosures could cause previously-recognized Company revenue to be subject to reimbursement to clients. In addition, errors in required disclosures could also subject the Company’s bank subsidiaries to fines and penalties.

RB&T’s tax-related products include several fees, which we believe have been disclosed in accordance with applicable law. RB&T’s regulators may disagree with our view regarding the proper disclosure of one of the fees charged in connection with RB&T’s tax-related products. If the regulators were to disagree with our interpretation of applicable law, and elected to order RB&T to refund such amounts, approximately $19 million of revenue recognized in the TRS segment during the first quarter of 2011 would be potentially subject to refund. RB&T’s regulators could also impose fines and penalties.

We continue to believe that all elements of our TRS-related fee structures were properly characterized and disclosed in accordance with applicable law.  In the event of a disagreement with its regulators on this subject, RB&T would be prepared to defend its position.

See Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011 for additional detail regarding the Notice.

For additional discussion regarding TRS, see the following sections:
   ●  Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Deposits”
o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o	Footnote 10 “Segment Information”

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

Republic Bancorp and its subsidiaries operate in a heavily regulated industry. These regulatory requirements can and do affect the Company’s results of operations and financial condition. For an update on regulatory matters affecting the Company and its subsidiaries, see Footnote 11 “Regulatory Matters” in Part I Item 1 “Financial Statements.”

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

Broadly speaking, forward-looking statements include:
●	projections of revenue, expenses, income, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;
●	descriptions of plans or objectives for future operations, products or services;
●	forecasts of future economic performance; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:
●	delinquencies, future credit losses, non-performing loans and non-performing assets;
●	further developments in the Company’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provision for loans losses;
●	deteriorating credit quality, including changes in the interest rate environment and reducing interest margins;
●	the overall adequacy of the allowance for loans losses;
●	future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;
●	the future regulatory viability of the Tax Refund Solutions (“TRS”) business operating segment;
●	anticipated future funding sources for TRS;
●	potential impairment of investment securities;
●	the future value of mortgage servicing rights;
●	the impact of new accounting pronouncements;
●	legal and regulatory matters including results and consequences of regulatory guidance, litigation, administrative proceedings, rule-making, interpretations, actions and examinations;

●
the extent to which regulations written and implemented by the newly created federal Bureau of Consumer Financial Protection, and other federal, state, local, governmental regulation of consumer lending, and related financial products and services may limit or prohibit the operation of the Company’s business;

●	future capital expenditures;
●	the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations; and
●	the Bank’s ability to maintain current deposit and loan levels at current interest rates.

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, the statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date the statements are made and management may not update them to reflect changes that occur subsequent to the date the statements are made. See additional discussion under the sections titled Part I Item 1 “Business” and Part I Item 1A “Risk Factors” in the Company’s 2010 Annual Report on Form 10-K.

RECENT DEVELOPMENTS

Regulatory Developments

As disclosed in Footnote 11 “Regulatory Matters,” the Federal Deposit Insurance Corporation (“FDIC”) concluded as part of its 2009 CRA Evaluation that RB&T violated Regulation B (“Reg B”) regarding documentation of spousal obligations on a limited number of loans identified within RB&T’s commercial lending area.

Prior to the FDIC’s notification to RB&T of the 2009 CRA Evaluation results, RB&T changed certain procedures and processes to better document its commercial loan origination process as it relates to the intent of both spouses to become obligated to repay certain commercial loans. The FDIC has notified RB&T of certain additional corrective actions to be undertaken in response to the alleged Reg B violations. At this time, management is uncertain if and when the FDIC may issue further corrective actions with respect to the alleged Reg B violations from the 2009 CRA Evaluation.

On February 10, 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Notice”) regarding its Refund Anticipation Loan (“RAL”) program. A copy of the Notice is set forth as Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011. The Notice contends that RB&T’s practice of originating RALs without the benefit of the Debt Indicator (“DI”) from the Internal Revenue Service (“IRS”) is unsafe and unsound. The Notice does not address RB&T’s Electronic Refund Check/Electronic Refund Deposit (“ERC/ERD”) products. The Notice initiated an agency adjudication proceeding, In Republic Bank & Trust Company, to determine whether the FDIC should issue a cease and desist order to restrain RB&T’s RAL program. Under the current ruling, the FDIC has until May 3, 2011 to amend the Notice if it elects to do so.

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an Administrative Law Judge (“ALJ”) appointed by the FDIC. During the first quarter of 2011, RB&T’s hearing date was set for September 19, 2011, in Louisville, Kentucky. As part of the hearing process, the ALJ will take evidence on the items specified in the Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept or reject the Administrative Law Judge’s (“ALJ’s”) recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation, or argument before the FDIC Board of Directors, to render a decision. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals for the Sixth Circuit. Filing an appeal would not operate as a stay of the order.

The Board and management believe the charges in the Notice from the FDIC to be without merit and intend to vigorously defend RB&T’s right to offer a legal product to those who wish to purchase the product.

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank and Trust Company v. Federal Deposit Insurance Corporation, et al. The complaint states that the FDIC’s actions to prohibit RB&T from offering RALs constitute a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the Administrative Procedure Act (the “APA”) or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also states that the FDIC has unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint seeks declaratory and injunctive relief. On March 31, 2011, the FDIC filed a Motion to Dismiss (the “Motion”) RB&T’s complaint with the Court. RB&T intends to oppose the Motion with its response due to the Court by April 25, 2011. No responsive pleadings to RB&T’s complaint have been or will be required to be filed in the action while the Motion is pending. If RB&T is successful in its objection to the Motion, the defendants will have an additional fourteen days to file their respective answers to RB&T’s complaint.

In the ordinary course of business, the Company’s bank subsidiaries are required to make certain disclosures to their loan and deposit clients in accordance with applicable law. Under certain circumstances, errors in those required disclosures could cause previously-recognized Company revenue to be subject to reimbursement to clients. In addition, errors in required disclosures could also subject the Company’s bank subsidiaries to fines and penalties.

RB&T’s tax-related products include several fees, which we believe have been disclosed in accordance with applicable law. RB&T’s regulators may disagree with our view regarding the proper disclosure of one of the fees charged in connection with RB&T’s tax-related products. If the regulators were to disagree with our interpretation of applicable law, and elected to order RB&T to refund such amounts, approximately $19 million of revenue recognized in the TRS segment during the first quarter of 2011 would be potentially subject to refund. RB&T’s regulators could also impose fines and penalties.

We continue to believe that all elements of our TRS-related fee structures were properly characterized and disclosed in accordance with applicable law.  In the event of a disagreement with its regulators on this subject, RB&T would be prepared to defend its position.

See Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011 for additional detail regarding the Notice.

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Deposits”
o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Regulatory Matters”
●	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Business Segment Composition”
o	“Overview”
o	“Results of Operations”
o	“Comparison of Financial Condition”

BUSINESS SEGMENT COMPOSITION

As of March 31, 2011, the Company was divided into three distinct business operating segments: Traditional Banking, Tax Refund Solutions and Mortgage Banking. Net income, total assets and net interest margin by segment for the three months ended March 31, 2011 and 2010 are presented below:

	Three Months Ended March 31, 2011

(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$2,483	$69,042	$(113)	$71,412
Segment assets	3,147,697	238,707	9,340	3,395,744
Net interest margin	3.33%	NM	NM	8.91%

	Three Months Ended March 31, 2010

(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$3,259	$41,229	$140	$44,628
Segment assets	2,890,284	276,310	14,401	3,180,995
Net interest margin	3.78%	NM	NM	7.27%

_____________________
NM – Not Meaningful
For expanded segment financial data see Footnote 10 “Segment Information” of Part I Item 1 “Financial Statements.

(I)  Traditional Banking segment

As of March 31, 2011, Republic had 43 full-service banking centers with 35 located in Kentucky, four located in metropolitan Tampa, Florida, three located in southern Indiana and one located in metropolitan Cincinnati, Ohio. RB&T’s primary market areas are located in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington, Florence and Independence. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in Hudson, Palm Harbor, Port Richey and Temple Terrace, Florida, as well as Cincinnati, Ohio.

(II)  Tax Refund Solutions (“TRS”) segment

Republic, through its TRS segment, is one of a limited number of financial institutions which facilitates the payment of federal and state tax refund products through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers. The Company’s three primary tax-related products include: Electronic Refund Checks (“ERCs” or “ARs”), Electronic Refund Deposits (“ERDs” or “ARDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by TRS occurs in the first quarter of the year. TRS traditionally operates at a loss during the second half of the year, during which the segment incurs costs preparing for the upcoming year’s first quarter tax season.

ERCs/ERDs are products whereby a tax refund is issued to the taxpayer after the Company has received the refund from the federal or state government. There is no credit risk or borrowing cost for the Company associated with these products, because they are only delivered to the taxpayer upon receipt of the refund directly from the Internal Revenue Service (“IRS”). Fees earned on ERCs/ERDs are reported as non interest income under the line item “Electronic Refund Check fees.”

RALs are short-term consumer loans offered to taxpayers that are secured by the customer’s anticipated tax refund, which represents the source of repayment. Prior to 2011, the Company historically underwrote the RAL application utilizing the Debt Indicator (the “DI”) from the IRS, in combination with an automated underwriting model utilizing information contained in the taxpayer’s tax return. The DI, which typically indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally funded student loans, has historically been a significant underwriting component. On August 5, 2010, the IRS issued a news release stating that it would no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season.  The Company modified its underwriting and application requirement criteria for the first quarter 2011 tax season to adjust for the loss of access to the DI.  See the section titled “IRS Decision to Withhold the DI” in this section of the filing.

If a consumer’s RAL application is approved, the Company advances $1,500 of the taxpayer’s refund. As part of the RAL application process, each taxpayer signs an agreement directing the applicable taxing authority to send the taxpayer’s refund directly to the Company. The refund received from the IRS or state taxing authority, if applicable, is used by the Company to pay off the RAL. Any amount due the taxpayer above the amount of the RAL is remitted to the taxpayer once the refund is received by the Company. The funds advanced by the Company are generally repaid by the applicable taxing authority within two weeks. The fees earned on RALs are reported as interest income under the line item “Loans, including fees.”

The Company has agreements with Jackson Hewitt Inc. (“JHI”), a subsidiary of Jackson Hewitt Tax Service Inc. (“JH”), and Liberty Tax Service (“Liberty”) to offer RAL and ERC/ERD products. JH and Liberty provide preparation services of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax-preparers offices. Approximately 41% and 35% of the Company’s three months ended March 31, 2011 and 2010 TRS gross revenue was derived from JH with another 20% and 27% from Liberty for the same respective periods.

Substantially all RALs issued by the Company each year are made during the first quarter. RALs are generally repaid by the IRS or applicable taxing authority within two weeks of origination. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud which are identified through IRS audits resulting from revenue protection strategies.  In addition, the Company also incurs losses as a result of tax debts not previously disclosed during its underwriting process.

At March 31st of each year, the Company has historically reserved for its estimated RAL losses for the year based on current and prior-year funding patterns, information received from the IRS on current year payment processing, projections using the Company’s internal RAL underwriting criteria applied against prior years’ customer data, and the subjective experience of Company management. RALs outstanding 30 days or longer are charged off at the end of each quarter, with subsequent collections recorded as recoveries. Since the RAL season is over by the end of April of each year, essentially all uncollected RALs are charged off by June 30th of each year, except for those RALs management deems certain of collection.

Subsequent to the first quarter, the results of operations for the TRS business operating segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated provision for loan losses, as estimated results became final. However, as was the case in 2010, the fourth quarter can be impacted by the funding strategy for the following first quarter’s tax season.

IRS Decision to Withhold the DI

On August 5, 2010, the IRS issued a news release stating that it would no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season. The DI indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally funded student loans.

While underwriting for RALs involves several individual components, the DI has historically represented a significant part of the overall underwriting for the product. To mitigate the loss of the DI in 2011, RB&T modified its underwriting and application requirements to approve fewer RALs, significantly reduced the maximum RAL amount to $1,500 for individual customers and raised its offering price to the consumer. RB&T estimated a higher provision for loan losses related to its RAL portfolio during the first quarter of 2011, primarily as a result of the loss of the DI.

RB&T’s revised underwriting standards and application requirements combined with its reduced maximum RAL offering amount resulted in an approximate 65% reduction in the aggregate dollar volume of RALs originated by the RB&T during the first quarter of 2011 compared to the first quarter of 2010. Based on these factors, the Company’s funding needs for the first quarter 2011 tax season were reduced significantly as well compared to its first quarter 2010 funding needs.

TRS Funding – First Quarter 2011 Tax Season

Due to the on-going excessive costs of securitization structures, the Company elected not to obtain funding from a securitization structure for the first quarter 2011 and 2010 tax seasons. Instead, the Company utilized brokered certificates of deposits and, to a lesser extent, its traditional borrowing lines of credit as its primary RAL funding source.

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

TRS Rebate Accruals

During September 2009, RB&T announced a new pricing model reducing the fees RB&T charges consumers for RALs beginning with the first quarter 2010 tax season. With respect to new contracts entered into for the first quarter 2010 tax season, TRS also substantially reduced rebates paid to individual technology and tax preparation service providers in connection with the delivery of tax refund products.

As a result of contracts entered into during 2010 for the first quarter 2011 tax season, the Company experienced additional substantial declines in rebates. The additional decrease in rebates did not impact the overall financial results of operations for the Company, as this decrease was offset by the elimination of certain fees charged by the Company, which substantially offset the rebates.

The Company accrued $3.2 million and $11.3 million in total rebates for the three months ended March 31, 2011 and 2010.

TRS Material Contracts

During 2010, RB&T amended its Program Agreement (the “Program Agreement”) with JHI to, among other things:

●
incorporate certain terms of the Technology Agreement into the Program Agreement to provide that JHI assumes responsibility for provision of certain technology services, including personnel and support, and training previously provided by Jackson Hewitt Technology Services LLC (“JHTSL”);

●	eliminate the fees payable by RB&T to JHI and JHTSL;
●	extend the term of the agreement to October 31, 2015, unless terminated earlier;
●	name RB&T as the exclusive provider of all RAL and/or AR products for a mutually agreed upon list of locations through the term of the contract;
●	give RB&T the right of first refusal to be a financial product provider if a location is not served by another RAL provider;
●	provide that in the event RB&T is no longer a RAL provider, RB&T shall remain JHI’s AR provider; and
●	provide RB&T with the right to terminate the agreement and receive payment of certain monies if RB&T experiences RAL delinquency in excess of a designated level.

As a result of this amendment, a greater percentage of RB&T’s tax product volume in 2011 was originated through JH tax preparation offices; however, the total number of tax preparation offices offering RB&T’s tax products remained below the total number of tax preparation offices offering RB&T’s tax products in 2010.

See Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011 for additional detail regarding the Notice.

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Deposits”
o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Regulatory Matters”
●	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Comparison of Financial Condition”

(III)  Mortgage Banking segment

Mortgage Banking activities primarily include 15, 20 and 30-year fixed-term first lien single family residential rate real estate loans that are sold into the secondary market, primarily to Freddie Mac (“FHLMC”). The Bank typically retains servicing on loans sold into the secondary market. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and insurance and remitting payments to secondary market investors. A fee is received by the Bank for performing these standard servicing functions.

As part of the sale of loans with servicing retained, the Company records a Mortgage Servicing Right (“MSR”). MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs, which RB&T expects to receive on loans sold with servicing retained by the Company. MSRs are capitalized as separate assets. This transaction is posted to net gain on sale of loans, a component of “Mortgage Banking income” in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by RB&T. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted quarterly based on the weighted average remaining life of the underlying loans. The amortization is recorded as a reduction to Mortgage Banking income.

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

See additional detail regarding Mortgage Banking under Footnote 7 “Mortgage Banking Activities” and Footnote 10 “Segment Information” of Part I Item 1 “Financial Statements.”

OVERVIEW

Net income for the three months ended March 31, 2011 was $71.4 million, representing an increase of $26.8 million, or 60%, compared to the same period in 2010. Diluted earnings per Class A Common Share increased to $3.40 for the quarter ended March 31, 2011 compared to $2.14 for the same period in 2010. General highlights for the three months ended March 31, 2011 by business operating segment are detailed below. Additional discussion follows under the section titled “Results of Operations.”

Traditional Banking segment

●	Net income decreased $776,000, or 24%, for the first quarter of 2011 compared to the same period in 2010.

●
Net interest income decreased $2.1 million, or 8%, for the first quarter of 2011 to $25.1 million. The Traditional Banking segment net interest margin declined 45 basis points for the quarter ended March 31, 2011 compared to the first quarter of 2010 to 3.33%.

●	Provision for loan losses was $4.3 million for the quarter ended March 31, 2011 compared to $2.8 million for the same period in 2010.

●	Total non-interest income decreased $370,000, or 7%, for the first quarter of 2011 compared to the same period in 2010.

●	Total non-interest expense decreased $2.7 million, or 11%, during the first quarter of 2011 compared to the first quarter of 2010.

●
Total non-performing loans to total loans for the Traditional Banking segment decreased to 1.23% at March 31, 2011, from 1.30% at December 31, 2010, as the total balance of non-performing loans decreased by nearly $2 million for the same period.

Tax Refund Solutions (“TRS”) segment

●	The total dollar volume of tax refunds processed during the first quarter 2011 tax season increased $1.6 billion, or 16%, over the first quarter 2010 tax season.

●	Total RAL dollar volume decreased from $3.0 billion during the first quarter 2010 tax season to $1.0 billion during the first quarter 2011 tax season.

●	Net income increased $27.8 million, or 67%, for the first quarter of 2011 compared to the same period in 2010.

●	Net interest income increased $9.2 million, or 19%, for the first quarter of 2011 compared to the same period in 2010.

●	TRS recorded a provision for loan losses of $13.8 million for the first quarter of 2011, compared to $14.0 million for the same period in 2010.

●	TRS posted non-interest income of $81.4 million for the first quarter of 2011 compared to $53.4 million for the same period in 2010.

●	The Company obtained $562 million in brokered deposits during the fourth quarter of 2010 to fund projected RAL volume during the first quarter 2011 tax season.

For additional discussion regarding TRS, see the following sections:

Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Deposits”
o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Regulatory Matters”

Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $196,000 during the first quarter of 2011 compared to the same period in 2010.

●
Mortgage banking income was negatively impacted by a decline in secondary market loan volume during the first quarter of 2011. During the first quarter of 2011, Republic originated for sale $26 million of fixed rate residential real estate secondary market loans compared to $49 million during the same period in 2010.

RESULTS OF OPERATIONS

Net Interest Income

Banking results of operations are primarily dependent upon net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Total Company net interest income increased $7.1 million, or 9%, for the first quarter of 2011 compared to the same period in 2010. The total Company net interest margin increased 164 basis points to 8.91% for the same period. The most significant components affecting the total Company’s net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased $2.1 million, or 8%, for the first quarter of 2011 compared to 2010. The Traditional Banking net interest margin declined 45 basis points for the same period to 3.33%. The decrease in net interest income was due primarily to a downward further repricing of loans and investments combined with a decrease in higher-yielding earning asset balances, as paydowns on loans and investments continued to outpace new loan originations and investment purchases.

Prior to the first quarter of 2011, the Company’s general investment strategy was largely to not reinvest the cash it had been receiving from its loan and investment paydowns and pay-offs into assets with longer-term repricing horizons due to market projections of interest rate increases in the future. As a result, much of the cash the Company received from paydowns during the previous two years had been reinvested into short-term, lower yielding investments, which had greatly improved the Company’s risk position from future interest rate increases, while negatively impacting then-current earnings. This conservative investment strategy, which involved minimal credit risk and minimal interest rate risk, lead the Company to hold a significant sum of cash at the Federal Reserve Bank (“FRB”)for much of the previous two years. In February 2011, the Company modified its conservative investment strategy, taking on more interest rate risk by reinvesting a portion of its excess cash into longer-term investment securities, thus increasing its projected net interest income and net interest margin for the near term. The Company made this revision to its conservative strategy, in large part, due to the on-going contraction of its net interest margin resulting from continued paydowns in its loan portfolio and the large amount of cash on hand earning 0.25%. Altogether, the Company purchased approximately $150 million of agency notes and mortgage-backed securities during the first quarter of 2011 with an initial average yield of 3.61% and an average duration of 6.5 years. While this strategy is expected to improve the Company’s near-term outlook for its net interest margin and net interest income, it will negatively impact the Company’s interest rate risk position in a rising rate environment.

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

TRS segment

Net interest income within the TRS segment increased $9.2 million, or 19%, for the first quarter of 2011 compared to the same period in 2010. The increase in TRS net interest income was primarily due to an $8.3 million, or 16%, increase in RAL fee income. As stated previously in this filing, RB&T, among other things, increased its RAL pricing to mitigate the anticipated increase in provision for loan losses for RALs resulting from the loss of the DI from the IRS. The revised pricing resulted in an increase in yield for the RAL product. Partially offsetting the increase in interest income from the higher yield on RALs was a reduction to interest income resulting from a decline in the total dollar amount of RALs originated. The decline in the dollar volume of RALs originated occurred as a result of the Company’s maximum individual RAL offering amount being lowered to $1,500.

TRS net interest income continued to benefit from low funding costs during the first quarter of 2011. Average brokered deposits outstanding utilized to fund RALs during the first quarters of 2011 and 2010 were $426 million and $1 billion with a weighted average cost of 0.43% and 0.55%, respectively. As a result, interest expense for the TRS segment was $457,000 for the first quarter of 2011, a decrease of $934,000, or 67%, from the same period in 2010.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Interest Rate Sensitivity for 2011” in this section of the filing.

Table 1 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the three month periods ended March 31, 2011 and 2010. Table 2 provides an analysis of total Company changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 1 – Total Company Average Balance Sheets and Interest Rates for the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$614,454	$3,905	2.54%	$472,960	$4,039	3.42%
Tax exempt investment securities(1)(4)	-	-	-	1,832	6	2.02%
Federal funds sold and other interest-earning deposits	856,579	557	0.26%	1,093,433	701	0.26%
Refund Anticipation Loan fees(2)	116,537	58,677	201.40%	395,296	50,378	50.98%
Traditional Bank loans and fees(2)(3)	2,182,942	29,484	5.40%	2,263,417	32,105	5.67%

Total interest-earning assets	3,770,512	92,623	9.83%	4,226,938	87,229	8.25%

Less: Allowance for loan losses	36,171			35,700

Non interest-earning assets:
Non interest-earning cash and cash equivalents	247,400			145,765
Premises and equipment, net	37,110			39,293
Other assets(1)	58,467			47,622
Total assets	$4,077,318			$4,423,918

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$339,405	$129	0.15%	$276,136	$125	0.18%
Money market accounts	675,012	612	0.36%	583,801	737	0.50%
Time deposits	299,357	1,186	1.58%	342,757	1,609	1.88%
Brokered money market and brokered CD's	577,219	1,011	0.70%	1,203,632	1,848	0.61%

Total deposits	1,890,993	2,938	0.62%	2,406,326	4,319	0.72%

Securities sold under agreements to repurchase and
other short-term borrowings	318,083	251	0.32%	324,149	240	0.30%
Federal Home Loan Bank advances	562,294	4,834	3.44%	612,379	5,178	3.38%
Subordinated note	41,240	629	6.10%	41,240	620	6.01%

Total interest-bearing liabilities	2,812,610	8,652	1.23%	3,384,094	10,357	1.22%

Non interest-bearing liabilities and Stockholders' equity
Non interest-bearing deposits	806,532			635,587
Other liabilities	49,848			71,378
Stockholders' equity	408,328			332,859
Total liabilities and stock-holders' equity	$4,077,318			$4,423,918

Net interest income		$83,971			$76,872

Net interest spread			8.60%			7.03%

Net interest margin			8.91%			7.27%

(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC topic 320 “Investments – Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $59.3 million and $51.2 million for the three months ended March 31, 2011 and 2010.
(3)	Average balances for loans include the principal balance of non accrual loans and loans held for sale.
(4)	Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

Table 2 illustrates the extent to which changes in interest rates and changes in the volume of total Company interest-earning assets and interest-bearing liabilities impacted Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 2 – Total Company Volume/Rate Variance Analysis for the Three Months Ended March 31, 2011 and 2010

		Three Months Ended March 31, 2011
		Compared to
		Three Months Ended March 31, 2010
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$(134)	$1,042	$(1,176)
Tax exempt investment securities	(6)	(6)	-
Federal funds sold and other interest-earning deposits	(144)	(154)	10
Refund Anticipation Loan fees	8,299	(55,747)	64,046
Traditional Bank loans and fees	(2,621)	(1,118)	(1,503)

Net change in interest income	5,394	(55,983)	61,377

Interest expense:

Transaction accounts	4	26	(22)
Money market accounts	(125)	104	(229)
Time deposits	(424)	(190)	(234)
Brokered money market and brokered CDs	(836)	(1,068)	232
Securities sold under agreements to repurchase and
other short-term borrowings	11	(5)	16
Federal Home Loan Bank advances	(344)	(430)	86
Subordinated note	9	-	9

Net change in interest expense	(1,705)	(1,563)	(142)

Net change in net interest income	$7,099	$(54,420)	$61,519

Provision for Loan Losses

The Company recorded a provision for loan losses of $18.1 million for the first quarter 2011, compared to a provision of $16.8 million for the same period in 2010. The significant components comprising the Company’s increased provision for loan losses were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during the first quarter of 2011 was $4.3 million, a $1.5 million increase from the first quarter of 2010. Annualized net charge-offs as a percentage of average loans within the Traditional Banking segment were 0.21% for the first quarter of 2011 compared to 0.31% for the same period in 2010. Included in the first quarter 2011 and 2010 Traditional Bank’s net charge-offs was $297,000 and $265,000 associated with commercial real estate relationships, which had been fully reserved for in prior quarters. These charge-offs represented 6 basis points and 5 basis points of the Traditional Bank’s annualized net charge-offs as a percentage of average loans for the same respective periods.

Approximately $1.1 million of the increase in the Traditional Banking segment provision for loan losses related to a specific loss allocation associated with one large classified commercial loan relationship in the Company’s local market. Large commercial relationships are individually reviewed for classification and loan loss allocations when they have displayed an identified credit weakness. This specific reserve allocation, in particular, resulted from a continuing decline in the borrower’s ability to pay in combination with an updated appraisal, which indicated a shortfall in the Company’s underlying collateral.

The Company also incurred a $1 million specific loss allocation associated with one residential real estate loan relationship totaling $2.9 million in the Company’s local market. This relationship became delinquent during the first quarter of 2011 and was modified as a TDR to lower the borrower’s monthly payment, thus allowing the borrower time to market the property via a more manageable monthly payment. The Company received an updated appraisal for the property during the quarter indicating a potential shortfall of up to $1 million.

In addition to the two large specific loan loss reserve allocation in the preceding paragraphs, the Company increased its specific loan loss reserve allocations an additional $1.1 million for a total of six commercial real estate relationships in its Kentucky markets. These specific reserve allocations were increased as a continued deterioration in the borrowers’ ability to repay, combined with a decline in the loans’ underlying collateral values, further decreased management’s outlook that the Company will be fully repaid on these transactions.

As a percentage of total loans, the Traditional Banking allowance for loan losses increased to 1.21% at March 31, 2011 compared to 1.06% at December 31, 2010. The Company believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2011. See section titled “Asset Quality” for additional discussion of the Company’s delinquent and non-performing loans.

TRS segment

Substantially all RALs issued by the Company each year are made during the first quarter. RALs are generally repaid by the IRS or applicable taxing authority within two weeks of origination. Losses associated with RALs result from the IRS not remitting taxpayer refunds to the Company associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud which are identified through IRS audits resulting from revenue protection strategies.  In addition, the Company also incurs losses as a result of tax debts not previously disclosed during its underwriting process.

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

On August 5, 2010, the IRS issued a news release stating that it would no longer provide tax preparers and associated financial institutions with the Debt Indicator (“DI”) beginning with the first quarter 2011 tax season. The DI indicated whether an individual taxpayer would have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally-funded student loans.

While underwriting for RALs involves several individual components, the DI has historically represented a significant part of the overall underwriting for the product. To mitigate the loss of the DI in 2011, RB&T modified its underwriting and application requirements to approve fewer RALs, significantly reduced the maximum RAL amount to $1,500 for individual customers and raised its offering price to the consumer. As compared to prior years, during the first quarter of 2011, RB&T estimated a higher provision for loan losses as a percentage of total RALs originated, primarily as a result of the loss of the DI. Due to the elimination of the DI, more of the Company’s estimated RAL losses in 2011 resulted from refunds being retained by the IRS to satisfy federal delinquent debts as compared to prior years when the vast majority of its RAL losses were the result of revenue protection strategies by the IRS. As a result, management believes that the final provision for loan losses related to RALs for 2011 will be much closer to the RALs outstanding past their expected funding date from the IRS as of the end of the first quarter as compared to previous years. If the projected payments received subsequent to the first quarter for delinquent RALs as of March 31st differ significantly from those assumptions used by management in making its determination of its first quarter provision for loan losses related to RALs, an adjustment to the allowance for loan losses and the resulting effect on the income statement could be material.

As of March 31, 2011, $18.1 million of total RALs were outstanding past their expected funding date from the IRS compared to $18.5 million at March 31, 2010, representing 1.75% and 0.63% of total gross RALs originated during the respective tax years. Management estimates that the final loss rate for RALs originated during 2011 will be 1.58% of the total RALs originated during the year as compared to 0.36% for 2010. Management expects the actual loan loss rate realized for TRS will be less than the current RALs outstanding beyond their expected funding date from the IRS because the Company will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the RALs. Management’s estimate of current year losses combined with recoveries of previous years’ RALs during the quarter, resulted in a net provision for loan loss expense of $13.8 million and $14.0 million for TRS during the first quarters of 2011 and 2010. Based on the Company’s 2011 RAL volume, each 0.10% increase in the loss rate for RALs represents approximately $1.0 million in additional provision for loan loss expense.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 3 – Summary of Loan Loss Experience

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010
Allowance for loan losses at beginning of period	$23,079	$22,879
Charge offs:
Real Estate:
Residential	(549)	(236)
Commercial	(558)	(857)
Construction	-	(81)
Commercial	-	(23)
Consumer	(290)	(284)
Home Equity	(277)	(512)
Tax Refund Solutions	(13,441)	(14,584)
Total	(15,115)	(16,577)
Recoveries:
Real Estate:
Residential	64	24
Commercial	17	28
Construction	101	-
Commercial	114	18
Consumer	237	161
Home Equity	13	8
Tax Refund Solutions	2,552	2,309
Total	3,098	2,548

Net loan charge offs/recoveries	(12,017)	(14,029)
Provision for loan losses	18,082	16,790
Allowance for loan losses at end of period	$29,144	$25,640

Ratios:
Allowance for loan losses to total loans	1.34%	1.13%
Allowance for loan losses to total loans - Traditional Banking segment	1.21%	1.07%
Allowance for loan losses to non performing loans	109%	64%
Allowance for loan losses to non performing assets	70%	55%
Annualized net loan charge offs to average loans
outstanding	2.09%	2.11%
Annualized net loan charge offs to average loans
outstanding - Traditional Banking segment	0.21%	0.31%

Non-interest Income

Non interest income increased $27.4 million for the first quarter of 2011 compared to the same period in 2010. The most significant components comprising the total Company’s non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income decreased $370,000, or 7%, for the first quarter of 2011 compared to the same period in 2010.

Service charges on deposit accounts decreased $448,000, or 12%, during the first quarter of 2011 compared to the same period in 2010. Approximately $207,000 of this decrease was related to the discontinuation of the Company’s Currency Connection card product, which was substantially completed by the end of the first quarter of 2010. The remaining decrease is the result of the continued general decline in consumer overdraft activity that the Company, and the banking industry as a whole, has experienced the past several years. In addition, further contributing to this general decline in consumer overdraft activity, were the amended Regulation E (“Reg E”) guidelines which took effect on August 15, 2010. The amended Reg E guidelines prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer affirmatively consents, or opts in, to the overdraft service for those types of transactions.

The Company earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Company estimates that it has historically earned more than 60% of its overdraft related fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the first quarters of 2011 and 2010 were $2.3 million and $2.6 million. The total net daily overdraft charges included in interest income for the first quarter of 2011 and 2010 was $361,000 and $501,000, respectively.

In November 2010, the FDIC issued its final guidance on Automated Overdraft payment programs which will require FDIC regulated banks to implement and maintain robust oversight of these programs. The new guidance, as interpreted, will have a material adverse effect on the Company’s net income. This guidance states, “the FDIC expects institutions to implement effective compliance and risk management systems, policies, and procedures to ensure that institutions manage any overdraft payment programs in accordance with the 2005 Joint Guidance on Overdraft Protection Programs (FIL-11-2005) and the FRB November 12, 2009 amendments to Regulation E, to avoid harming consumers or creating other compliance, operational, financial, reputational or other risks. As changes are made to overdraft payment programs in response to regulatory developments or to implement additional recommendations, institutions are reminded to ensure that customer communications (e.g. agreements, correspondence, marketing materials, etc.) are updated accordingly, present information accurately and are not misleading.”

Highlights of the guidance are as follows:

“The FDIC expects financial institutions boards of directors and management to ensure that the institution mitigates the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations, including providing clear and meaningful disclosures and other communications about overdraft payment programs, fees, and other features and options, and demonstrating compliance with new opt-in requirements for automated teller machine (ATM) withdrawals and one-time point-of-sale debit card transactions. In addition, the FDIC expects financial institutions to:

●	Promptly honor customers’ requests to decline coverage of overdrafts (i.e., opt-out) resulting from non-electronic transactions;
●	Give consumers the opportunity to affirmatively choose the overdraft payment product that overall best meets their needs;
●
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

●	Institute appropriate daily limits on overdraft fees; and consider eliminating overdraft fees for transactions that overdraw an account by a de minimis amount; and
●	Not process transactions in a manner designed to maximize the cost to consumers.

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

Management believes these guidelines will have a material negative impact on the Company’s net income in 2011 and beyond. Because of the large number of changes required by the guidelines, management is unable to determine precisely how negative the impact will be. The Company is evaluating all of the fees it charges for its deposit products to determine if and when it will revise those fees in an effort to partially mitigate the anticipated loss of overdraft related income.

TRS segment

TRS non interest income increased $28.0 million, or 52%, during the first quarter of 2011 compared to the same period in 2010. Net ERC/ERD fees increased $27.9 million for the first quarter of 2011 primarily attributable to the overall increase in volume at TRS during the tax season. ERC/ERD fee income was positively impacted by a 65% increase in the number of ERCs/ERDs processed resulting from a shift in business to higher volume tax preparation offices. Each year, the Company performs an annual review of its third-party tax preparation offices looking to replace stores which may display any of the following characteristics: low overall product volume, RAL loan loss rates above an acceptable threshold or lower than acceptable scores for RB&T’s audit and compliance reviews. During the first quarter 2011 tax season, the Company shifted a large number of its lower volume JH offices into higher volume JH offices, keeping its overall office count with JH the same as the previous year, while significantly increasing ERC/ERD volume.

For additional discussion regarding TRS, see the following sections:

●	Part I Item 1 “Financial Statements:”
	o	Footnote 1 “Summary of Significant Accounting Policies”
	o	Footnote 3 “Loans and Allowance for Loan Losses”
	o	Footnote 4 “Deposits”
	o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
	o	Footnote 10 “Segment Information”
	o	Footnote 11 “Regulatory Matters”
●	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
	o	“Recent Developments”
	o	“Business Segment Composition”
	o	“Results of Operations”
	o	“Comparison of Financial Condition”

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $196,000 during the first quarter of 2011 compared to the same period in 2010. Mortgage banking income was negatively impacted by a decline in secondary market loan volume during the first quarter of 2011 which resulted from a general increase in long-term interest rates. During the first quarter of 2011, Republic originated for sale $26 million of fixed rate residential real estate secondary market loans compared to $49 million originated for sale during the same period in 2010.

Non-interest Expenses

Non-interest expenses decreased $8.3 million, or 16%, during the first quarter of 2011 compared to the same period in 2010. Approximately $5.9 million of the decrease related to TRS while $2.4 million related to the Company’s other business operating segments. The most significant components comprising the increase in non-interest expense were as follows:

Traditional Banking segment

Salaries and benefits decreased $403,000 for the first quarter of 2011. The primary driver of the decrease was a $450,000 charge the Company incurred during the first quarter of 2010 for one-time payments to associates to cover shortfalls in their take-home pay, as the Company switched their payroll cycle from a “current earned, semi-monthly pay cycle” to a “payment in arrears, bi-weekly pay cycle”.

Other real estate owned (“OREO”) expense increased $180,000 during the first quarter of 2011 primarily due to the write downs experienced for two commercial real estate relationships.

Debit card interchange expense decreased $126,000 during the first quarter of 2011 compared to 2010, as the Company entered into a new contract with a third party provider at significantly reduced rates.

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

TRS segment

Salaries and employee benefits increased $279,000, or 6%, for the first quarter of 2011 compared to the first quarter of 2010. The first quarter of 2011 was impacted by a slight increase due to annual merit increases, additional staffing and increased employee benefits expense.

Occupancy and equipment expense increased $141,000 during the first quarter of 2011 due primarily to expanded infrastructure and technology costs to accommodate the increased volume of the business.

FDIC insurance expense increased $515,000 during the first quarter of 2011 compared to 2010 related primarily to a higher assessment rate levied against the Company for its deposit insurance resulting from its on-going regulatory actions with the FDIC. Partially offsetting the higher assessments was a “volume” decline in premiums resulting from the lower average balance of brokered deposits acquired by the Company to fund the first quarter 2011 tax season.

Bank Franchise tax expense represents taxes paid to different state taxing authorities based on capital. The substantial majority of the Company’s Bank Franchise expense is paid to the commonwealth of Kentucky. Bank Franchise expense related to the TRS segment increased $398,000 compared to the first quarter of 2010, primarily due to an increase in capital associated with higher earnings at TRS.

Marketing expense at TRS decreased $7.6 million due to the modification of RB&T’s contracts with JH, which eliminated a large fixed fee for marketing that RB&T was charged as part of the contracts. The elimination of this fee overall did not impact the overall financial results of operations for the Company as this decrease was offset by the elimination of certain fees charged by RB&T, which substantially offset the fixed fee.

Legal expense at TRS was $791,000 for the first quarter of 2011 compared to $157,000 for the first quarter of 2010. The increase in legal expense was directly related to the Company’s on-going regulatory actions with the FDIC. Management estimates that legal expenses for the Company in 2011 related to the FDIC’s on-going regulatory action could be between $1 million and $2 million if the legal proceedings continue throughout the year. If these actions continue into 2012, management believes that the overall legal fees particular to these issues could approach $5 million. At this time, management is uncertain how long the overall proceedings will take to be resolved.

Charitable contribution expense totaled $4.9 million and $4.7 million at TRS for the first quarters of 2011 and 2010, respectively. Due to the financial success the Company achieved in the first quarter of 2011 and 2010, Republic made a $5 million contribution in each year to the Republic Bank Foundation, which was formed in 2010 to support charitable, educational, scientific and religious organizations throughout communities in Kentucky, Indiana, Ohio and Florida. The Company allocated the cost of this contribution to its operating segments using a formula based on pre-tax profits for each respective quarter.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2011 AND DECEMBER 31, 2010

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $472 million in cash and cash equivalents at March 31, 2011 compared to $786 million at December 31, 2010. During the fourth quarter of 2010, the Company accumulated cash via brokered certificates of deposits totaling $562 million in preparation for the first quarter 2011 tax season.

During 2010 the Company employed a conservative investment strategy, which involved minimal credit risk and minimal interest rate risk, leading the Company to hold a significant sum of cash at the Federal Reserve Bank for much of the previous two years. In February and March of 2011, the Company modified this conservative investment strategy, taking on more interest rate risk by reinvesting a portion of its excess cash into longer-term investment securities, thus increasing its projected net interest income and net interest margin in the near term. The Company made this revision to its conservative strategy, in large part, due to the on-going contraction of its net interest margin resulting from continued paydowns in its loan portfolio and the large amount of cash on hand earning 0.25%. Altogether, the Company purchased approximately $150 million of agency notes and mortgage-backed securities with an initial average yield of 3.61% and an average duration of 6.5 years. While this strategy will improve the Company’s near-term outlook for its net interest margin and net interest income, it will also negatively impact the Company’s interest rate risk position in a rising rate environment.

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, decreased by $2.4 million during 2011 to $2.1 billion at March 31, 2011. The Company continued to experience a decline in most loan categories during the first quarter of 2011 due to several factors, including the current economic environment, strict underwriting guidelines, continued lack of borrower demand for adjustable rate loan products and high pricing requirements for portfolio level loans. The Company currently expects to maintain these pricing and underwriting strategies until it sees further improvement in economic conditions.

Allowance for Loan Losses

The Traditional Bank’s allowance for loan losses as a percent of total loans increased to 1.21% at March 31, 2011 compared to 1.06% at December 31, 2010. In general, the fluctuation in the allowance for loan losses as a percentage of total loans was due primarily to the following:

●	A continued emphasis on qualitative factors, such as a general decline in home values, utilized by the Company in recognition of the current economic environment.

●
The Company increased its loan loss allowance by a net $3.3 million during the quarter for specific loss allocations related to large commercial credits, with $1.1 million attributable to one large credit. In addition, the Company increased its specific loss allocations by $1.0 million for one large residential real estate relationship.

The Company believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2011.

The composition of loans classified within the allowance for loan losses follows:

Table 4 – Classified Assets

(in thousands)	March 31, 2011	December 31, 2010

Loss	$-	$-
Doubtful	-	-
Substandard	45,325	38,245
Special mention	43,343	54,254

Total	$88,668	$92,499

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

The following table details the Company’s non-performing assets and select non-performing loan ratios:

Table 5 – Non-performing Loans and Non-performing Assets

(dollars in thousands)	March 31, 2011	December 31, 2010

Loans on non-accrual status (1)	$26,668	$28,317
Loans past due 90 days or more and still on accrual	-	-

Total non-performing loans	26,668	28,317
Other real estate owned	14,761	11,969
Total non-performing assets	$41,429	$40,286

Non-performing loans to total loans	1.22%	1.30%
Non-performing loans to total loans - Traditional Banking	1.23%	1.30%
Non-performing assets to total loans (including OREO)	1.89%	1.84%

(1)	Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Approximately $13 million of Republic’s total non-performing loans are in the residential real estate category with the underlying collateral located in the Company’s primary market area of Kentucky. The Company does not consider any of these loans to be “sub-prime.” Residential real estate values in Kentucky have generally performed better than the national average, and as a result, losses from these loans have been minimal in relation to the size of the Company’s residential real estate portfolio.

Approximately $9 million of Republic’s total non-performing loans are in the commercial real estate and real estate construction loan portfolios as of March 31, 2011. These loans are secured primarily by commercial properties. In addition to the primary collateral, the Company also obtained in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences.

The composition of non-performing loans follows:

Table 6 – Non-performing Loan Composition

(in thousands)	March 31, 2011	December 31, 2010

Residential real estate	$13,477	$15,236
Commercial real estate	5,271	6,265
Real estate construction	4,066	3,682
Commercial	404	323
Home equity	3,323	2,734
Consumer	127	77

Total non-performing loans	$26,668	$28,317

Based on the Company’s review of the large individual non-performing commercial credits, as well as its migration analysis for its single 1-4 family residential real estate non-performing portfolio, management believes that its reserves as of March 31, 2011, are adequate to absorb probable losses on these loans.

Approximately $9.7 million in non-performing loans at December 31, 2010, were removed from the non-performing loan classification during the first quarter of 2011. Approximately $956,000, or 10%, of these loans were removed from the non-performing category because they were charged-off. Approximately $3.5 million, or 36%, in loan balances were transferred to other real estate owned (“OREO”) with $4.0 million refinanced at other financial institutions. The remaining $1.2 million was returned to accrual status for performance reasons.

The following table details the activity of the Company’s non-performing loans:

Table 7 – Rollforward of 2011 Non-performing Loan Activity

(in thousands)

Non-performing loans at January 1, 2011	$28,317
Loans added to non-performing status	8,306
Loans removed from non-performing status	(9,739)
Principal paydowns	(216)

Non-performing loans at March 31, 2011	$26,668

Delinquent Loans

As detailed in the table below, at March 31, 2011 the heaviest concentration of past due loans was in the real estate construction category which was primarily comprised of three commercial land development relationships.

Table 8 – Past Due Loans to Total Loans by Loan Type (1)

	March 31, 2011	December 31, 2010

Residential real estate	1.28%	1.54%
Commercial real estate	0.55%	0.88%
Real estate construction	3.06%	3.36%
Commercial	0.11%	0.06%
Consumer	1.00%	1.70%
Home equity	1.20%	0.84%

Total portfolio	1.04%	1.24%

(1)	–	Represents total loans over 30 days past due divided by total loans.

Impaired Loans and TDRs

Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $52 million at March 31, 2011 compared to $45 million at December 31, 2010.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of March 31, 2011, the Company had $37 million in TDRs, of which $8 million were on nonaccrual status. As of December 31, 2010, the Company had $32 million in TDRs, of which $5 million were on nonaccrual status.

See Footnote 3 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Deposits

Total deposits decreased $278 million from December 31, 2010 to $2.0 billion at March 31, 2011. Interest-bearing deposits decreased $514 million, or 26%, while non-interest bearing deposits increased $236 million, or 72%, from December 31, 2010 to March 31, 2011.

The increase in non-interest bearing deposits was substantially related to short-term float for deposits associated with tax refunds at TRS.

The decline in interest-bearing accounts was heavily concentrated in the brokered certificates deposit category. Brokered certificates of deposit decreased $553 million during 2011 to $135 million at March 31, 2011. During the fourth quarter of 2010, the Company acquired approximately $562 million in brokered certificates of deposits to be utilized in the first quarter of 2011 to fund RALs. These deposits had a weighted average cost of 0.42% with an average life of three months.

The Company also experienced an increase in its “core” interest bearing deposits of $65 million during the quarter. This increase was concentrated within the Demand (NOW and SuperNOW) category and was primarily from the addition of several new large treasury management commercial relationships and approximately $26 million of growth in one large existing relationship. The growth from the one large existing relationship could be short-term in nature.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings decreased $60 million, or 19%, during 2011. The majority of the repurchase accounts are large treasury management transaction relationships with normal recurring large fluctuations in account balances. Approximately $50 million of the decline for the quarter was related to one large commercial account which moved approximately one half of its balances outside of the Bank. All of these accounts require security collateral on behalf of Republic. The substantial majority of these accounts are indexed to immediately repricing indices such as the FFTR. Based on the transactional nature of the Company’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis.

Liquidity

The Company is significantly leveraged with a loan to deposit ratio (excluding brokered deposits) of 115% at March 31, 2011 and 134% at December 31, 2010. Historically, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At March 31, 2011 and December 31, 2010, Republic had available collateral to borrow an additional $242 million and $192 million, respectively from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions as of March 31, 2011. If the Company were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Company cannot obtain brokered deposits, the Company would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

Republic maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Company’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At March 31, 2011 and December 31, 2010, these pledged investment securities had a fair value of $409 million and $431 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed.

At March 31, 2011, the Company had approximately $400 million in large non-sweep deposit relationships. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The ten largest non sweep deposit relationships represent approximately $184 million of the total balance. If any of these balances are moved from the Bank, the Company would likely utilize overnight FHLB advances in the short-term to replace the balances. On a longer-term basis, the Company would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Company believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Company’s earnings.

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

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Financial Statements:”
	o	Footnote 1 “Summary of Significant Accounting Policies”
	o	Footnote 3 “Loans and Allowance for Loan Losses”
	o	Footnote 4 “Deposits”
	o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
	o	Footnote 10 “Segment Information”
	o	Footnote 11 “Regulatory Matters”
●	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
	o	“Recent Developments”
	o	“Business Segment Composition”
	o	“Results of Operations”

For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loans Losses.”

The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Federal and state regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At March31, 2011, RB&T could, without prior approval, declare dividends of approximately $103 million.

Capital

Total stockholders’ equity increased from $371 million at December 31, 2010 to $440 million at March 31, 2011. The increase in stockholders’ equity was primarily attributable to net income earned during 2011 reduced by cash dividends declared. In addition, stockholders’ equity also increased to a lesser extent from stock option exercises during the period ended March 31, 2011.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OTS. Republic’s average capital to average assets ratio was 10.01% at March 31, 2011 compared to 10.31% at December 31, 2010. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of March 31, 2011 and December 31, 2010:

Table 9 – Capital Ratios

	As of March 31, 2011		As of December 31, 2010
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$487,408	25.12%	$415,992	22.04%
Republic Bank & Trust Co.	435,894	23.42	385,433	21.18
Republic Bank	16,073	21.46	16,160	22.67

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$463,162	23.87%	$394,194	20.89%
Republic Bank & Trust Co.	389,134	20.91	341,077	18.74
Republic Bank	15,137	20.21	15,269	21.42

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$463,162	11.39%	$394,194	12.05%
Republic Bank & Trust Co.	389,134	10.78	341,077	10.75
Republic Bank	15,137	13.10	15,269	14.76

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

Republic utilized an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income were evaluated with the model. The model projects the effect of instantaneous movements in interest rates of between 100 and 300 basis point increments equally across all points on the yield curve. These projections are computed based on various assumptions, which are used to determine the range between 100 and 300 basis point increments, as well as the base case (which is a twelve month projected amount) scenario. Assumptions based on growth expectations and on the historical behavior of Republic’s deposit and loan rates and their related balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and the application and timing of various management strategies. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.

The Company did not run a model simulation for declining interest rates as of March 31, 2011 and December 31, 2010, because the FOMC effectively lowered the FFTR between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur. Overall, the indicated change in net interest income as of March 31, 2011 was substantially worse than the indicated change as of December 31, 2010 in an “up” interest rate scenario. The reason for the deterioration in the Company’s position in an “up” interest rate environment was primarily from the $150 million purchase of securities that was made during the first quarter of 2011. While this purchase negatively impacted the Company’s interest rate risk position in a rising rate environment, it positively impacted the Company’s current earnings in the near-term due to substantial increase in yield for the assets.

The following tables illustrate Republic’s projected net interest income sensitivity profile based on the asset/liability model as of March 31, 2011. The Company’s interest rate sensitivity model does not include loan fees within interest income. During the three months ended March 31, 2011 and 2010, loan fees included in interest income were $59.3 million and $51.2 million, respectively.

Table 10 – Interest Rate Sensitivity for 2011

		Increase in Rates
		100	200	300
(dollars in thousands)	Base	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$137	$670	$833	$548
Investment securities	20,443	24,200	27,545	30,491
Loans, excluding loan fees(1)	115,224	120,899	127,888	136,010
Total interest income, excluding loan fees	135,804	145,769	156,266	167,049

Projected interest expense:
Deposits	9,108	18,421	27,588	36,699
Securities sold under agreements to repurchase	677	3,381	6,086	8,800
Federal Home Loan Bank advances and other
long-term borrowings	19,090	19,090	17,882	16,835
Total interest expense	28,875	40,892	51,556	62,334

Net interest income, excluding loan fees	$106,929	$104,877	$104,710	$104,715
Change from base		$(2,052)	$(2,219)	$(2,214)
% Change from base		-1.92%	-2.08%	-2.07%

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

Notice of Charges for an Order to Cease and Desist and Notice of Hearing

On February 10, 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Notice”) regarding its Refund Anticipation Loan (“RAL”) program. A copy of the Notice is set forth as Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011. The Notice contends that RB&T’s practice of originating RALs without the benefit of the Debt Indicator (“DI”) from the Internal Revenue Service (“IRS”) is unsafe and unsound. The Notice does not address RB&T’s Electronic Refund Check/Electronic Refund Deposit (“ERC/ERD”) products. The Notice initiated an agency adjudication proceeding, In Republic Bank & Trust Company, to determine whether the FDIC should issue a cease and desist order to restrain RB&T’s RAL program. Under the current ruling, the FDIC has until May 3, 2011 to amend the Notice if it elects to do so.

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an Administrative Law Judge (“ALJ”) appointed by the FDIC. During the first quarter of 2011, RB&T’s hearing date was set for September 19, 2011, in Louisville, Kentucky. As part of the hearing process, the ALJ will take evidence on the items specified in the Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept or reject the Administrative Law Judge’s (“ALJ’s”) recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation, or argument before the FDIC Board of Directors, to render a decision. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals for the Sixth Circuit. Filing an appeal would not operate as a stay of the order.

The Board and management believe the charges in the Notice from the FDIC to be without merit and intend to vigorously defend RB&T’s right to offer a legal product to those who wish to purchase the product.

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank and Trust Company v. Federal Deposit Insurance Corporation, et al. The complaint states that the FDIC’s actions to prohibit RB&T from offering RALs constitute a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the Administrative Procedure Act (the “APA”) or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also states that the FDIC has unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint seeks declaratory and injunctive relief. On March 31, 2011, the FDIC filed a Motion to Dismiss (the “Motion”) RB&T’s complaint with the Court. RB&T intends to oppose the Motion with its response due to the Court by April 25, 2011.  No responsive pleadings to RB&T’s complaint have been or will be required to be filed in the action while the Motion is pending. If RB&T is successful in its objection to the Motion, the defendants will have an additional fourteen days to file their respective answers to RB&T’s complaint.

See Exhibit 10.1 of the Form 8-K filed with the SEC on February 10, 2011 for additional detail regarding the Notice.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2011 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

January 1- January 31	-	$-	-
February 1 - February 28	-	-	-
March 1 - March 31	-	-	-
Total	- *	$-	-	327,093

During the first quarter of 2011, the Company did not repurchase any shares and there were no shares exchanged for stock option exercises. During the fourth quarter of 2009, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2011, the Company had 327,093 shares which could be repurchased under the current share repurchase programs.

During the first quarter of 2011, there were approximately 3,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

April 20, 2011	By: Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

April 20, 2011	By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer