Form 10-Q
period 2011-06-30
REPUBLIC BANCORP INC /KY/
filed 2011-07-28
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 22, 2011, was 18,653,989 and 2,300,469, respectively.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
	June 30,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$130,262	$786,371
Securities available for sale	603,895	509,755
Securities to be held to maturity (fair value of $30,727 in 2011 and $33,824 in 2010)	30,064	32,939
Loans held for sale	21,456	15,228
Loans, net of allowance for loan losses of $25,931 and $23,079 (2011 and 2010)	2,196,766	2,152,161
Federal Home Loan Bank stock, at cost	26,153	26,212
Premises and equipment, net	36,183	37,770
Goodwill	10,168	10,168
Other assets and accrued interest receivable	49,623	52,099

TOTAL ASSETS	$3,104,570	$3,622,703

LIABILITIES

Deposits
Non interest-bearing	$380,970	$325,375
Interest-bearing	1,409,691	1,977,317
Total deposits	1,790,661	2,302,692

Deposits held for sale	35,383	-
Securities sold under agreements to repurchase and other short-term borrowings	218,227	319,246
Federal Home Loan Bank advances	519,799	564,877
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	53,517	23,272

Total liabilities	2,658,827	3,251,327

STOCKHOLDERS' EQUITY

Preferred stock, no par value	-	-
Class A Common Stock and Class B Common Stock, no par value	4,944	4,944
Additional paid in capital	130,245	129,327
Retained earnings	304,772	230,987
Accumulated other comprehensive income	5,782	6,118

Total stockholders' equity	445,743	371,376

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,104,570	$3,622,703

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST INCOME:

Loans, including fees	$29,843	$32,708	$118,004	$115,191
Taxable investment securities	4,093	3,720	7,685	7,465
Tax exempt investment securities	-	4	-	10
Federal Home Loan Bank stock and other	523	455	1,393	1,450
Total interest income	34,459	36,887	127,082	124,116

INTEREST EXPENSE:

Deposits	2,272	3,101	5,210	7,420
Securities sold under agreements to repurchase and other short-term borrowings	173	244	424	484
Federal Home Loan Bank advances	4,556	4,858	9,390	10,036
Subordinated note	629	631	1,258	1,251
Total interest expense	7,630	8,834	16,282	19,191

NET INTEREST INCOME	26,829	28,053	110,800	104,925

Provision for loan losses	(439)	2,980	17,643	19,770

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,268	25,073	93,157	85,155

NON INTEREST INCOME:

Service charges on deposit accounts	3,736	3,983	7,160	7,855
Electronic refund check fees	6,584	5,052	87,646	58,220
Net RAL securitization income	19	25	198	220
Mortgage banking income	924	1,403	1,740	2,415
Debit card interchange fee income	1,493	1,312	2,977	2,532
Gain on sale of securities available for sale	1,907	-	1,907	-
	-
Total impairment losses on investment securities	-	(57)	(279)	(126)
Gain recognized in other comprehensive income	-	-	-	-
Net securities gain (loss) recognized in earnings	-	(57)	(279)	(126)

Other	705	586	1,331	1,065
Total non interest income	15,368	12,304	102,680	72,181

NON INTEREST EXPENSES:

Salaries and employee benefits	13,250	12,966	30,489	30,344
Occupancy and equipment, net	5,001	5,053	11,298	11,471
Communication and transportation	878	719	3,387	3,188
Marketing and development	868	802	1,772	9,394
FDIC insurance expense	1,165	782	2,800	1,899
Bank franchise tax expense	714	645	2,279	1,790
Data processing	817	598	1,565	1,318
Debit card interchange expense	601	286	1,124	935
Supplies	314	346	1,208	1,378
Other real estate owned expense	378	502	859	803
Charitable contributions	234	296	5,532	5,782
Legal expense	979	346	2,339	740
Accrued FDIC civil money penalty	2,000	-	2,000	-
FHLB advance prepayment expense	-	-	-	1,531
Other	1,327	1,304	4,692	5,211
Total non interest expenses	28,526	24,645	71,344	75,784

INCOME BEFORE INCOME TAX EXPENSE	14,110	12,732	124,493	81,552
INCOME TAX EXPENSE	5,447	4,335	44,418	28,527
NET INCOME	$8,663	$8,397	$80,075	$53,025

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (continued)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized gain (loss) on securities available for sale, net of tax	$1,084	$2,132	$1,227	$1,078
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment has
been recognized in earnings, net of tax	(307)	222	(142)	425
Realized amount on securities sold, net	(1,240)		(1,240)	-
Reclassification adjustment for losses or gains realized in income, net of tax	-	(37)	(181)	(82)
Other comprehensive income (loss)	(463)	2,317	(336)	1,421

COMPREHENSIVE INCOME	$8,200	$10,714	$79,739	$54,446

BASIC EARNINGS PER SHARE:

Class A Common Stock	$0.42	$0.40	$3.83	$2.55
Class B Common Stock	0.40	0.39	3.80	2.52

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$0.41	$0.40	$3.82	$2.54
Class B Common Stock	0.40	0.39	3.79	2.51

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2011	18,628	2,307	$4,944	$129,327	$230,987	$6,118	$371,376

Net income	-	-	-	-	80,075	-	80,075

Net change in accumulated other comprehensive
income	-	-	-	-	-	(336)	(336)

Dividend declared Common Stock:
Class A ($0.297 per share)	-	-	-	-	(5,534)	-	(5,534)
Class B ($0.270 per share)	-	-	-	-	(622)	-	(622)

Stock options exercised, net of shares redeemed	5	-	-	107	(31)	-	76

Repurchase of Class A Common Stock	(7)	-	-	(45)	(103)	-	(148)

Conversion of Class B Common Stock to Class A
Common Stock	7	(7)	-	-	-	-	-

Notes receivable on Common Stock, net of
cash payments	-	-	-	590	-	-	590

Deferred director compensation expense -
Company Stock	2	-	-	86	-	-	86

Stock based compensation expense	-	-	-	180	-	-	180

Balance, June 30, 2011	18,635	2,300	$4,944	$130,245	$304,772	$5,782	$445,743

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (in thousands)
	2011	2010
OPERATING ACTIVITIES:
Net income	$80,075	$53,025
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion, net	3,748	6,267
Provision for loan losses	17,643	19,770
Net gain on sale of mortgage loans held for sale	(1,465)	(2,176)
Origination of mortgage loans held for sale	(52,558)	(114,438)
Proceeds from sale of mortgage loans held for sale	62,084	118,750
Increase in RAL securitization residual	(198)	(220)
Paydown of trading securities	198	220
Net realized (gain) loss on sales, calls and impairment of securities	(1,628)	126
Net gain on sale of other real estate owned	(244)	(100)
Writedowns of other real estate owned	227	604
Deferred director compensation expense - Company Stock	86	73
Stock based compensation expense	180	297
Net change in other assets and liabilities:
Accrued interest receivable	(163)	(293)
Accrued interest payable	(437)	(648)
Other assets	1,479	7,668
Other liabilities	30,127	13,586
Net cash provided by operating activities	139,154	102,511

INVESTING ACTIVITIES:
Purchases of securities available for sale	(348,236)	(427,450)
Purchases of securities to be held to maturity	-	(185)
Purchases of Federal Home Loan Bank stock	(1)	(26)
Proceeds from calls, maturities and paydowns of securities available for sale	122,668	323,146
Proceeds from calls, maturities and paydowns of securities to be held to maturity	2,927	8,715
Proceeds from sales of securities available for sale	133,813	-
Proceeds from sales of Federal Home Loan Bank Stock	60	-
Proceeds from sales of other real estate owned	6,552	4,539
Purcase of commercial real estate loans	(32,650)	-
Net change in loans	(49,871)	41,824
Purchases of premises and equipment	(1,780)	(1,444)
Net cash used in investing activities	(166,518)	(50,881)

FINANCING ACTIVITIES:
Net change in deposits	(477,579)	(776,628)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(100,088)	2,474
Payments on Federal Home Loan Bank advances	(45,078)	(117,124)
Proceeds from Federal Home Loan Bank advances	-	45,000
Repurchase of Common Stock	(148)	(334)
Net proceeds from Common Stock options exercised	76	730
Cash dividends paid	(5,928)	(5,438)
Net cash used in financing activities	(628,745)	(851,320)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(656,109)	(799,690)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	786,371	1,068,179
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$130,262	$268,489

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (in thousands)
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$16,719	$19,839
Income taxes	22,116	12,488

SUPPLEMENTAL NONCASH DISCLOSURES

Transfers from loans to real estate acquired in settlement of loans	$6,574	$6,630

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – JUNE 30, 2011 AND 2010 (UNAUDITED) AND
DECEMBER 31, 2010

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2010.

As of June 30, 2011, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Tax Refund Solutions.

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

Other sources of Core Banking income include service charges on deposit accounts, debit card interchange fee income, title insurance commissions, fees charged to customers for trust services and revenue generated from Mortgage Banking activities. Mortgage Banking activities represent both the origination and sale of loans in the secondary market and the servicing of loans for others. Additionally, in June 2011, Republic commenced business in its newly established warehouse lending division. Through this division, the Bank provides short-term, revolving credit facilities to mortgage bankers secured by single 1-4 family real estate loans.

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

Tax Refund Solutions

Republic, through its Tax Refund Solutions (“TRS”) business operating segment, is one of a limited number of financial institutions that facilitates the payment of federal and state tax refund products through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers. TRS’s three primary tax-related products include: Electronic Refund Checks (“ERCs” or “ARs”), Electronic Refund Deposits (“ERDs” or “ARDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by TRS occurs in the first quarter of the year. TRS traditionally operates at a loss during the second half of the year, during which the segment incurs costs preparing for the following year’s first quarter tax season.

ERCs/ERDs are products whereby a tax refund is issued to the taxpayer after RB&T has received the refund from the federal or state government. There is no credit risk or borrowing cost for RB&T associated with these products because they are only delivered to the taxpayer upon receipt of the refund directly from the Internal Revenue Service (“IRS”). Fees earned on ERCs/ERDs are reported as non interest income under the line item “Electronic Refund Check fees.”

RALs are short-term consumer loans offered to taxpayers that are secured by the customer’s anticipated tax refund, which represents the source of repayment. Prior to 2011, RB&T historically underwrote the RAL application utilizing the Debt Indicator (the “DI”) from the IRS, in combination with an automated underwriting model utilizing information contained in the taxpayer’s tax return. The DI, which typically indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally funded student loans, has historically been a significant underwriting component. On August 5, 2010, the IRS issued a news release stating that it would no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season. RB&T modified its underwriting and application requirement criteria for the first quarter 2011 tax season to adjust for the loss of access to the DI.

If a consumer’s RAL application is approved, RB&T advances $1,500 of the taxpayer’s refund. As part of the RAL application process, each taxpayer signs an agreement directing the applicable taxing authority to send the taxpayer’s refund directly to RB&T. The refund received from the IRS or state taxing authority, if applicable, is used by RB&T to pay off the RAL. Any amount due the taxpayer above the amount of the RAL is remitted to the taxpayer once the refund is received by RB&T. The funds advanced by RB&T are generally repaid by the applicable taxing authority within two weeks. The fees earned on RALs are reported as interest income under the line item “Loans, including fees.”

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
o          Footnote 10 “Segment Information”
o          Footnote 11 “Regulatory Matters”
●          Part II Item 1A “Risk Factors”

Recently Issued Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of this ASU required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended June 30, 2011. The amendments in this ASU defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Company’s statements of income and condition.

In April, 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

In April, 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control the criteria relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In May, 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June, 2011, the FASB issued ASU No. 2011-05, “Amendments to Topic 220, Comprehensive Income.” Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

2.	INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$214,240	$1,020	$(239)	$215,021
Private label mortgage backed and other
private label mortgage-related securities	5,819	-	(1,417)	4,402
Mortgage backed securities - residential	160,677	8,279	(14)	168,942
Collateralized mortgage obligations	214,264	1,550	(284)	215,530
Total securities available for sale	$595,000	$10,849	$(1,954)	$603,895

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$119,894	$668	$(265)	$120,297
Private label mortgage backed and other
private label mortgage-related securities	6,323	211	(1,410)	5,124
Mortgage backed securities - residential	150,460	8,217	-	158,677
Collateralized mortgage obligations	223,665	2,144	(152)	225,657
Total securities available for sale	$500,342	$11,240	$(1,827)	$509,755

Mortgage backed Securities

At June 30, 2011, with the exception of the $4.4 million private label mortgage backed and other private label mortgage-related securities, all other mortgage backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) and Fannie Mae (“FNMA”), institutions which the government has affirmed its commitment to support. At June 30, 2011 and December 31, 2010, there were gross unrealized losses of $298,000 and $152,000 related to available for sale and held to maturity mortgage backed securities other than the private label mortgage backed and other private label mortgage-related securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired.

As mentioned throughout this filing, the Bank’s mortgage backed securities portfolio includes private label mortgage backed and other private label mortgage-related securities with a fair value of $4.4 million which had gross unrealized losses of approximately $1.4 million at June 30, 2011. As of June 30, 2011, the Bank believes there is no further credit loss component of other-than-temporary impairment (“OTTI”) in addition to that which has already been recorded. Additionally, the Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
June 30, 2011 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,245	$16	$-	$4,261
Mortgage backed securities - residential	1,738	126	-	1,864
Collateralized mortgage obligations	24,081	521	-	24,602
Total securities to be held to maturity	$30,064	$663	$-	$30,727

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2010 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,191	$10	$(4)	$4,197
Mortgage backed securities - residential	1,930	109	-	2,039
Collateralized mortgage obligations	26,818	770	-	27,588
Total securities to be held to maturity	$32,939	$889	$(4)	$33,824

During the second quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $132 million, resulting in a pre-tax gain of $1.9 million. There were no sales of securities available for sale during the first quarter of 2011.

During the three and six month periods ended June 30, 2010, there were no sales of securities available for sale.

The amortized cost and fair value of the investment securities portfolio by contractual maturity at June 30, 2011 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
June 30 2011, (in thousands)	Cost	Value	Value	Value

Due in one year or less	$-	$-	$-	$-
Due from one year to five years	154,294	154,975	4,245	4,261
Due from five years to ten years	36,260	36,278	-	-
Due beyond ten years	23,686	23,768	-	-
Private label mortgage backed and other
private label mortgage-related securities	5,819	4,402	-	-
Mortgage backed securities - residential	160,677	168,942	1,738	1,845
Collateralized mortgage obligations	214,264	215,530	24,081	24,698
Total	$595,000	$603,895	$30,064	$30,804

Market Loss Analysis

Securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
June 30, 2011 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$50,017	$(239)	$-	$-	$50,017	$(239)
Private label mortgage backed and other
private label mortgage-related securities	-	-	4,402	(1,417)	4,402	(1,417)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	90,529	(298)	-	-	90,529	(298)

Total	$140,546	$(537)	$4,402	$(1,417)	$144,948	$(1,954)

	Less than 12 months		12 months or more		Total
December 31, 2010 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$23,235	$(269)	$-	$-	$23,235	$(269)
Private label mortgage backed and other
private label mortgage-related securities	-	-	4,409	(1,410)	4,409	(1,410)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	49,477	(152)	-	-	49,477	(152)

Total	$72,712	$(421)	$4,409	$(1,410)	$77,121	$(1,831)

As of June 30, 2011, the Bank’s security portfolio consisted of 136 securities, 18 of which were in an unrealized loss position. The majority of unrealized losses are related to the Bank’s mortgage-backed securities, as discussed in this section of the filing.

Other-than-temporary impairment (“OTTI”)

Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, the Bank evaluates a number of factors including, but not limited to:

●	The length of time and the extent to which fair value has been less than the amortized cost basis;
●	The Bank’s intent to hold until maturity or sell the debt security prior to maturity;
●	An analysis of whether it is more likely than not that the Bank will be required to sell the debt security before its anticipated recovery;
●	Adverse conditions specifically related to the security, an industry, or a geographic area;
●	The historical and implied volatility of the fair value of the security;
●	The payment structure of the security and the likelihood of the issuer being able to make payments;
●	Failure of the issuer to make scheduled interest or principal payments;
●	Any rating changes by a rating agency; and
●	Recoveries or additional decline in fair value subsequent to the balance sheet date.

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

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. As detailed in the table below, the Bank owns three private label mortgage backed securities and one private label mortgage-related security with a total carrying value of $5.8 million at June 30, 2011. For the three private label mortgage backed securities (Securities 1 through 3 in the table below), the Bank has recorded all projected losses through OTTI charges. The Bank has permanently written off a portion of the principal associated with these securities, as a portion of their losses were passed through by the servicer/trustee.

None of these private label securities are guaranteed by government agencies. Securities 1 through 3 in the table below are mostly backed by “Alternative A” first lien mortgage loans. Security 4 in the table below represents an asset backed security with an insurance “wrap” or guarantee. The average life of security 4 is currently estimated to be five years. Due to current market conditions, all of these assets remain extremely illiquid, and as such, the Bank determined that these securities are Level 3 securities in accordance with FASB ASC topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Bank utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for these investments. See Footnote 6, “Fair Value” for additional discussion.

The following table contains details regarding the Bank’s private label securities as of June 30, 2011:

		Cumulative	Amortized		Gross
		OTTI	Cost, Net		Unrealized
	Amortized	Credit	of OTTI	Fair	Gains /
(in thousands)	Cost	Losses	Reserves	Value	(Losses)

Security 1	$1,631	$(1,631)	$-	$-	$-
Security 2	2,627	(2,627)	-	-	-
Security 3	1,432	(1,432)	-	-	-
Security 4	7,834	(2,015)	5,819	4,402	(1,417)
Total	$13,524	$(7,705)	$5,819	$4,402	$(1,417)

The credit ratings for the Bank’s private label mortgage backed and other private label mortgage-related securities range from “speculative” to “default” at June 30, 2011.

The following table presents a rollforward of the credit losses recognized in earnings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Beginning balance, January 1	$9,490	$15,499	$9,757	$17,266
Reversal of interest reserve	(279)	-	(279)	-
Realized pass through of actual losses	(1,506)	(2,441)	(2,052)	(4,277)
Amounts related to credit loss for which an
other-than-temporary impairment was
not previously recognized	-	57	279	126
Ending balance, June 30	$7,705	$13,115	$7,705	$13,115

Further deterioration in economic conditions could cause the Bank to record additional impairment charges related to credit losses of up to $5.8 million, which is the current carrying value of the Bank’s one private label mortgage-related security.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	June 30, 2011	December 31, 2010

Carrying amount	$371,479	$430,445
Fair value	371,752	431,223

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

(in thousands)	June 30, 2011	December 31, 2010

Residential real estate:
Owner Occupied	$931,471	$913,856
Non Owner Occupied	110,723	126,404
Commercial real estate	662,946	646,417
Commercial real estate - Purchased Loans	32,650	-
Real estate construction	64,418	69,068
Commercial	108,988	107,647
Warehouse lines of credit	6,155	-
Home equity	284,358	290,492
Consumer:
Credit Cards	8,050	8,206
Overdrafts	1,441	901
Other Consumer	11,497	12,249

Total loans	2,222,697	2,175,240
Less: Allowance for loan losses	25,931	23,079

Loans, net	$2,196,766	$2,152,161

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens First Bank, Inc. (“Citizens”), a subsidiary of Citizens First Corporation (NASDAQ: CZFC). In addition to other items, the Agreement provides that Citizens will assume approximately one-half of the outstanding loans of RB&T’s Bowling Green banking center. As a result, approximately $15 million in loans related to this transaction have been reclassified in the financial statements as held for sale. The transaction is subject to customary closing conditions, including regulatory approvals, and is anticipated to be completed during the third quarter of 2011.

Activity in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Allowance for loan losses at beginning of period	$29,144	$25,640	$23,079	$22,879

Charge offs - Traditional Banking	(1,493)	(2,401)	(3,167)	(4,394)
Charge offs - Tax Refund Solutions	(2,037)	(3,415)	(15,478)	(17,999)
Total charge offs	(3,530)	(5,816)	(18,645)	(22,393)

Recoveries - Traditional Banking	566	159	1,112	398
Recoveries - Tax Refund Solutions	190	3,696	2,742	6,005
Total recoveries	756	3,855	3,854	6,403

Net loan charge offs/recoveries - Traditional Banking	(927)	(2,242)	(2,055)	(3,996)
Net loan charge offs/recoveries - Tax Refund Solutions	(1,847)	281	(12,736)	(11,994)
Net loan charge offs/recoveries	(2,774)	(1,961)	(14,791)	(15,990)

Provision for loan losses - Traditional Banking	585	4,999	4,907	7,776
Provision for loan losses - Tax Refund Solutions	(1,024)	(2,019)	12,736	11,994
Total provision for loan losses	(439)	2,980	17,643	19,770

Allowance for loan losses at end of period	$25,931	$26,659	$25,931	$26,659

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of	Home
June 30, 2011 (in thousands)	Occupied	Occupied	Real estate	Loans	Construction	Commercial	Credit	Equity

Beginning balance	$3,775	$1,507	$7,214	$-	$2,612	$1,347	$-	$3,581
Provision for loan losses	2,303	(127)	1,716	-	1,239	(226)	15	29
Loans charged off	(1,079)	(55)	(719)	-	(53)	(100)	-	(624)
Recoveries	114	3	242	-	105	119	-	76

Ending Balance	$5,113	$1,328	$8,453	$-	$3,903	$1,140	$15	$3,062

	Tax Refund	Credit		Other
June 30, 2011 (in thousands)	Solutions	Cards	Overdrafts	Consumer	Unallocated	Total

Beginning balance	$-	$492	$125	$461	$1,965	$23,079
Provision for loan losses	12,736	65	72	(179)	-	17,643
Loans charged off	(15,478)	(103)	(288)	(146)	-	(18,645)
Recoveries	2,742	17	298	138	-	3,854

Ending Balance	$-	$471	$207	$274	$1,965	$25,931

Republic defines impaired loans as follows:

●	All loans internally classified as “doubtful” or “loss;”
●	All loan relationships on accrual status internally classified as “substandard” exceeding $499,999 in aggregate;
●	All loans internally classified as “substandard” or “special mention” on nonaccrual status, regardless of the size of the credit;
●	All non classified retail and commercial loan troubled debt restructurings (“TDRs”); and
●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meet the definition of impaired.

See the section titled “Credit Quality Indicators” below for additional discussion regarding the Company’s loan classification structure.

Information regarding Republic’s impaired loans follows:

(in thousands)	June 30, 2011	December 31, 2010

Impaired loans with no allocated allowance for loan losses	$23,573	$14,141
Impaired loans with allocated allowance for loan losses	33,895	30,945

Total impaired loans	$57,468	$45,086

Amount of the allowance for loan losses allocated	$7,490	$4,284

A TDR is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to a borrower’s financial difficulties. All TDRs are considered “Impaired.” The substantial majority of the Bank’s residential real estate TDRs involve reducing the client’s loan payment through a rate reduction for a set period of time based on the borrower’s ability to service the modified loan payment. The majority of the Bank’s commercial related and construction TDRs involve a restructuring of loan terms such as a temporary forbearance or reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan.

Detail of TDRs differentiated by loan type and accrual or nonaccrual classification follows:

	TDRs on	TDRs on
	Non-Accrual	Accrual	Total
June 30, 2011 (in thousands)	Status	Status	TDRs

Residential real estate	$4,076	$12,384	$16,460
Commercial real estate	7,016	3,598	10,614
Real estate construction	271	3,832	4,103
Commercial	4,208	-	4,208

Total TDRs	$15,571	$19,814	$35,385

	TDRs on	TDRs on
	Non-Accrual	Accrual	Total
December 31, 2010 (in thousands)	Status	Status	TDRs

Residential real estate	$1,272	$9,191	$10,463
Commercial real estate	2,703	11,425	14,128
Real estate construction	640	2,719	3,359
Commercial	-	4,281	4,281

Total TDRs	$4,615	$27,616	$32,231

The following tables present loans individually evaluated for impairment by class of loans. The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits.

				Three Months Ended		Six Months Ended
				June 30, 2011		June 30, 2011
	Unpaid		Allowance for	Average	Interest	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Recorded	Income
June 30, 2011 (in thousands)	Balance	Investment	Allocated	Investment	Recognized	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential Real Estate:
Owner Occupied	$13,119	$13,119	$-	$11,795	$72	$10,776	$146
Non Owner Occupied	256	256	-	326	-	349	-
Commercial Real Estate	7,107	7,070	-	4,246	-	3,355	-
Commercial Real Estate - Purchased Loans	-	-	-	-	-	-	-
Real Estate Construction	1,333	1,134	-	1,512	4	1,747	8
Commercial	1,213	1,213	-	1,213	16	1,213	33
Warehouse lines of credit	-	-	-	-	-	-	-
Home Equity	781	781	-	391	-	260	-
Consumer:
Credit Cards	-	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-	-
Other Consumer	-	-	-	-	-	-	-

Impaired loans with an allowance recorded:
Residential Real Estate:
Owner Occupied	3,582	3,582	1,113	2,493	-	1,710	9
Non Owner Occupied	1,752	1,752	477	1,802	-	1,990	-
Commercial Real Estate	14,572	14,164	2,156	16,449	137	17,789	274
Commercial Real Estate - Purchased Loans	-	-	-	-	-	-	-
Real Estate Construction	10,747	9,824	2,833	8,543	61	7,092	122
Commercial	3,266	3,266	328	3,529	30	3,610	60
Warehouse lines of credit	-	-	-	-	-	-	-
Home Equity	1,307	1,307	583	654	-	436	-
Consumer:
Credit Cards	-	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-	-
Other Consumer	-	-	-	-	-	-	-
Total impaired loans	59,035	57,468	7,490	52,953	320	50,327	652

Loans collectively evaluated for impairment:
Residential Real Estate:
Owner Occupied	914,770	914,770	4,000
Non Owner Occupied	108,715	108,715	851
Commercial Real Estate	641,712	641,712	6,297
Commercial Real Estate - Purchased Loans	32,650	32,650	-
Real Estate Construction	53,460	53,460	1,070
Commercial	104,509	104,509	812
Warehouse lines of credit	6,155	6,155	15
Home Equity	282,270	282,270	2,479
Consumer:
Credit Cards	8,050	8,050	471
Overdrafts	1,441	1,441	207
Other Consumer	11,497	11,497	274
Unallocated allowance for loan losses	-	-	1,965
Total non impaired loans	2,165,229	2,165,229	18,441
Grand total	$2,224,264	$2,222,697	$25,931

	Unpaid		Allowance
	Principal	Recorded	for Loan Losses
December 31, 2010 (in thousands)	Balance	Investment	Allocated

Impaired loans with no related allowance recorded:
Residential Real Estate:
Owner Occupied	$8,739	$8,739	$-
Non Owner Occupied	396	396	-
Commercial Real Estate	1,611	1,574	-
Real Estate Construction	2,878	2,219	-
Commercial	1,213	1,213	-
Home Equity	-	-	-
Consumer:
Credit Cards	-	-	-
Overdrafts	-	-	-
Other Consumer	-	-	-

Impaired loans with an allowance recorded:
Residential Real Estate:
Owner Occupied	145	145	27
Non Owner Occupied	2,496	2,366	520
Commercial Real Estate	21,038	20,468	1,979
Real Estate Construction	5,115	4,192	1,311
Commercial	3,774	3,774	447
Home Equity	-	-	-
Consumer:
Credit Cards	-	-	-
Overdrafts	-	-	-
Other Consumer	-	-	-
Total impaired loans	47,405	45,086	4,284

Loans collectively evaluated for impairment:
Residential Real Estate:
Owner Occupied	904,972	904,972	4,724
Non Owner Occupied	123,642	123,642	11
Commercial Real Estate	624,375	624,375	5,241
Real Estate Construction	62,657	62,657	1,294
Commercial	102,660	102,660	900
Home Equity	290,492	290,492	3,581
Consumer:
Credit Cards	8,206	8,206	492
Overdrafts	901	901	126
Other Consumer	12,249	12,249	461
Unallocated allowance for loan losses	-	-	1,965
Total non impaired loans	2,130,154	2,130,154	18,795
Grand total	$2,177,559	$2,175,240	$23,079

For the three and six months ended June 30, 2011, the Company did not recognize any interest income under the cash-basis method of accounting.

A summary of the types of TDR loan modifications outstanding at June 30, 2011 follows:

	TDRs Performing	TDRs Not
	to Modified	Performing to	Total
June 30, 2011 (in thousands)	Terms	Modified Terms	TDRs

Residential real estate loans:
Rate reduction	$9,317	$922	$10,239
Interest only payments for 6-12 months	5,077	584	5,661
Forbearance for 3-6 months	-	456	456
Extension or other modification	104	-	104
Total residential TDRs	14,498	1,962	16,460

Commerical related and construction loans:
Interest only payments for 6 - 12 months	5,329	296	5,625
Interest only payments for 36 months	4,208	-	4,208
Rate reduction	3,161	-	3,161
Forbearance for 3-6 months	830	2,039	2,869
Extension or other modification	3,062	-	3,062
Total commercial TDRs	16,590	2,335	18,925
Total TDRs	$31,088	$4,297	$35,385

	TDRs Performing	TDRs Not
	to Modified	Performing to	Total
December 31, 2010 (in thousands)	Terms	Modified Terms	TDRs

Residential real estate loans:
Rate reduction	$6,568	$549	$7,117
Interest only payments for 6-12 months	2,783	-	2,783
Forbearance for 3-6 months	458	-	458
Extension or other modification	105	-	105
Total residential TDRs	9,914	549	10,463

Commerical related and construction loans:
Interest only payments for 6 - 12 months	5,876	310	6,186
Interest only payments for 36 months	4,208	-	4,208
Rate reduction	3,028	-	3,028
Forbearance for 3-6 months	3,813	855	4,668
Extension or other modification	3,678	-	3,678
Total commercial TDRs	20,603	1,165	21,768
Total TDRs	$30,517	$1,714	$32,231

As of June 30, 2011 and December 31, 2010, 88% and 95% of the Bank’s TDRs were performing according to their modified terms. The Bank allocated $7.5 million and $2.8 million of specific reserves to customers whose loan terms have been modified in TDRs as of June 30, 2011 and December 31, 2010. Specific reserve allocations are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from Republic’s internal watch list and have been specifically allocated for as part of the Bank’s normal loan loss provisioning methodology. The Bank has not committed to lend any additional material amounts to its existing TDR relationships.

A summary of the types of TDR loan modifications that occurred during the first six months of 2011 were as follows:

	TDRs Performing	TDRs Not
	to Modified	Performing to	Total
(in thousands)	Terms	Modified Terms	TDRs

Residential real estate loans:
Rate reduction	$3,010	$379	$3,389
Interest only payments for 6-12 months	3,904	-	3,904
Total residential TDRs	6,914	379	7,293

Commerical related and construction loans:
Interest only payments for 6 - 12 months	1,385	-	1,385
Rate reduction	307	-	307
Total commercial TDRs	1,692	-	1,692
Total TDRs	$8,606	$379	$8,985

As of June 30, 2011, 96% of the Bank’s TDRs that occurred during the first six months of 2011 were performing according to their modified terms. The Bank had allocated $1.4 million in specific reserves to customers whose loan terms were modified in TDRs during the first six months of 2011. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from Republic’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

During the past twelve months, approximately $1.6 million retail and $1.5 million commercial TDRs have gone delinquent and defaulted on their restructured terms.

Management determines whether to classify a TDR as non-performing based on its accrual status prior to modification. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At June 30, 2011 and December 31, 2010, $10 million and $5 million, respectively of TDRs were classified as non-performing loans.

Detail of non-performing loans and non-performing assets follows:

(in thousands)	June 30, 2011	December 31, 2010

Loans on non-accrual status	$28,499	$28,317
Loans past due 90 days or more and still on accrual	-	-

Total non-performing loans	28,499	28,317
Other real estate owned	12,012	11,969
Total non-performing assets	$40,511	$40,286

Non-performing loans to total loans - Total Company	1.28%	1.30%
Non-performing loans to total loans - Traditional Banking	1.28%	1.30%
Non-performing assets to total loans (including OREO)	1.81%	1.84%

The following table presents non accrual loans and loans past due over 90 days still on accrual by class of loans:

	June 30, 2011		December 31, 2010
		Loans Past		Loans Past
		Due 90 Days		Due 90 Days
		or More and		or More and
		Still Accruing		Still Accruing
(in thousands)	Non accrual	Interest	Non accrual	Interest

Residential real estate:
Owner Occupied	$12,034	$-	$13,356	$-
Non Owner Occupied	3,173		1,880
Commercial real estate	5,371	-	6,265	-
Commercial real estate - Purchased Loans	-	-	-	-
Real estate construction	4,060	-	3,682	-
Commercial	294	-	323	-
Warehouse line of credit	-	-	-	-
Home equity	3,497	-	2,734	-
Consumer:
Credit Cards	-	-	-	-
Overdrafts	-	-	-	-
Other Consumer	70	-	77	-

Total	$28,499	$-	$28,317	$-

Non-accrual loans and loans past due 90-days-or-more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Non-accrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future payments are reasonably assured. Non-accrual TDRs are reviewed for return to accrual status on an individual basis, with additional consideration given to the modification terms.

The following table presents the aging of the recorded investment in past due loans by class of loans:

	30 - 59	60 - 89	Greater than	Total
	Days	Days	90 Days	Loans
June 30, 2011 (in thousands)	Past Due	Past Due	Past Due	Past Due

Residential real estate:
Owner Occupied	$3,184	$1,603	$7,426	$12,213
Non Owner Occupied	305	113	1,276	1,694
Commercial real estate	145	-	2,613	2,758
Commercial real estate - Purchased Loans	-	-	-	-
Real estate construction	288	5,560	1,901	7,749
Commercial	373	-	-	373
Warehouse lines of credit	-	-	-	-
Home equity	908	234	2,111	3,253
Consumer:
Credit Cards	38	10	-	48
Overdrafts	-	-	-	-
Other Consumer	234	48	-	282

Total	$5,475	$7,568	$15,327	$28,370

	30 - 59	60 - 89	Greater than	Total
	Days	Days	90 Days	Loans
December 31, 2010 (in thousands)	Past Due	Past Due	Past Due	Past Due

Residential real estate:
Owner Occupied	$4,540	$1,049	$9,425	$15,014
Non Owner Occupied	185	95	737	1,017
Commercial real estate	1,323	-	4,377	5,700
Real estate construction	71	333	1,918	2,322
Commercial	3	26	38	67
Home equity	1,097	518	829	2,444
Consumer:
Credit Cards	57	4	-	61
Overdrafts	158	-	-	158
Other Consumer	108	32	4	144

Total	$7,542	$2,057	$17,328	$26,927

Credit Quality Indicators:

Bank procedures for assessing and maintaining adequate credit quality grading differ slightly depending on whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, that would potentially cause a change in the loan grade.

●
For new and renewed commercial and commercial real estate loans, the Bank’s Credit Administration Department, which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for new commercial and commercial real estate loans with an aggregate credit exposure of $1,500,000 or greater are validated by the Senior Loan Committee (“SLC”). Loan grades for renewed commercial and commercial real estate loans with an aggregate credit exposure of $2,000,000 or greater, are also validated by the SLC.

●
The SLC is chaired by the Chief Operating Officer of Commercial Banking (“COO”) and includes the Bank’s Chief Commercial Credit Officer (“CCCO”). The Bank’s SLC meetings are also attended by the Bank’s Chief Risk Management Officer (“CRMO”).

●
Commercial loan officers are responsible for reviewing their loan portfolios and reporting any adverse material changes to the CCCO. When circumstances warrant a review and possible change in the credit quality grade, loan officers are required to notify the Bank’s Credit Administration Department.

●
The COO meets monthly with commercial loan officers to discuss the status of past-due loans and possible classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.

●
Monthly, members of senior management along with managers of Commercial Lending, Commercial Credit Administration and Special Asset and Retail Collections attend a Special Asset Committee (“SAC”) meeting. The SAC reviews all commercial and commercial real estate past due, classified, and impaired loans in excess of $100,000 and discusses the relative trends and current status of these assets. In addition, the SAC reviews all retail single 1-4 residential real estate loans exceeding $750,000 and all home equity loans exceeding $100,000 that are 80-days or more past due or that are on non-accrual status. SAC also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures, and collateral repossessions. Based on the information reviewed in this meeting, the SAC makes a recommendation as to any specific loan loss allocations that should be recognized by the Bank within its Allowance for Loan Loss analysis.

For all real estate and consumer loans that do not meet the scope above, the Bank uses a grading system based on delinquency. Loans that are 80 days or more past due, on non-accrual, or are troubled debt restructurings are graded “Substandard.” Occasionally a real estate loan below scope may be graded as “Special Mention” or “Substandard” if the loan is cross collateralized with a classified commercial loan.

On at least an annual basis, the Bank analyzes all aggregate lending relationships with outstanding balances greater than $1 million that are internally classified as “Special Mention,” “Substandard,” “Doubtful” or “Loss.” In addition, for all “Pass” rated loans, the Bank analyzes, on at least an annual basis, all aggregate lending relationships with outstanding balances exceeding $4 million.

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, public information, and current economic trends. The Bank also considers the fair value of the underlying collateral and the strength and willingness of the guarantor(s). The Bank analyzes loans individually and based on this analysis, establishes a credit risk rating. The Bank uses the following definitions for risk ratings:

Risk Grade 1 Excellent (Pass):

Loans fully secured by liquid collateral, such as certificates of deposit, reputable bank letters of credit, or other cash equivalents; loans fully secured by publicly traded marketable securities where there is no impediment to liquidation; or loans to any publicly held company with a current long-term debt rating of A or better.

Risk Grade 2 Good (Pass):

Loan s to businesses that have strong financial statements containing an unqualified opinion from a CPA firm and at least three consecutive years of profits; loans supported by unaudited financial statements containing strong balance sheets, five consecutive years of profits, a five-year satisfactory relationship with the Bank, and key balance sheet and income statement trends that are either stable or positive; loans that are guaranteed or otherwise backed by the full faith and credit of United States government or an agency thereof, such as the Small Business Administration; or loans to publicly held companies with current long-term debt ratings of Baa or better.

Risk Grade 3 Satisfactory (Pass):

Loans supported by financial statements (audited or unaudited) that indicate average or slightly below average risk and having some deficiency or vulnerability to changing economic conditions; loans with some weakness but offsetting features of other support are readily available; loans that are meeting the terms of repayment, but which may be susceptible to deterioration if adverse factors are encountered.

Loans may be graded Satisfactory when there is no recent information on which to base a current risk evaluation and the following conditions apply:

●	At inception, the loan was properly underwritten, did not possess an unwarranted level of credit risk, and the loan met the above criteria for a risk grade of Excellent, Good, or Satisfactory;

●	At inception, the loan was secured with collateral possessing a loan value within Loan Policy guidelines to protect the Bank from loss.

●	The loan has exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance.

●
During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the borrower is in an industry known to be experiencing problems. If any of these credit weaknesses is observed, a lower risk grade may be warranted.

Risk Grade 4 Satisfactory/Monitored (Pass):
Loans in this category are considered to be of acceptable credit quality, but contain greater credit risk than Satisfactory loans due to weak balance sheets, marginal earnings or cash flow, or other uncertainties. These loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in a Satisfactory/Monitored loan is within acceptable underwriting guidelines so long as the loan is given the proper level of management supervision.

Risk Grade 5 Special Mention:
Loans that possess some credit deficiency or potential weakness that deserves close attention. Such loans pose an unwarranted financial risk that, if not corrected, could weaken the loan by adversely impacting the future repayment ability of the borrower. The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk and (2) credit weaknesses are not defined impairments to the primary source of repayment and are consider potential.

Risk Grade 6 Substandard:
One or more of the following characteristics may be exhibited in loans classified Substandard:

●
Loans that possess a defined credit weakness. The likelihood that a loan will be paid from the primary source of repayment is uncertain. Financial deterioration is under way and very close attention is warranted to ensure that the loan is collected without loss.

●	Loans are inadequately protected by the current net worth and paying capacity of the obligor.

●	The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment, such as collateral liquidation or guarantees.

●	Loans have a distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

●	Unusual courses of action are needed to maintain a high probability of repayment.

●	The borrower is not generating enough cash flow to repay loan principal, however, it continues to make interest payments.

●	The Bank is forced into a subordinated or unsecured position due to flaws in documentation.

●	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.

●	The Bank is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.

● There is significant deterioration in market conditions to which the borrower is highly vulnerable.

Risk Grade 7 Doubtful:

One or more of the following characteristics may be present in loans classified Doubtful:

●	Loans have all of the weaknesses of those classified a substandard. However, based on existing conditions, these weaknesses make full collection of principal highly improbable.

●	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

●	The possibility of loss is high but because of certain important pending factors which may strengthen the loan, loss classification is deferred until the exact status of repayment is known.

Risk Grade 8 Loss:

Loans are considered uncollectible and of such little value that continuing to carry them as assets is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future. These loans will be either written off or a specific valuation allowance established using the Net Realized Value or Fair Value methods of calculation as discussed below.

Based on the Bank’s most recent analysis performed, the risk category of loans by class of loans follows:

		Special			Not	Total
June 30, 2011 (in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Loans

Residential real estate:
Owner Occupied	$-	$1,488	$14,986	$-	$914,997	$931,471
Non Owner Occupied	-	3,750	1,867	-	105,106	110,723
Commercial real estate	615,838	26,906	20,202	-	-	662,946
Commercial real estate - Purchased	32,650	-	-	-	-	32,650
Real estate construction	49,421	3,504	11,493	-	-	64,418
Commercial	103,860	4,728	400	-	-	108,988
Warehouse lines of credit	6,155	-	-	-	-	6,155
Home equity	-	-	3,242	-	281,116	284,358
Consumer:						-
Credit Cards	-	-	-	-	8,050	8,050
Overdrafts	-	-	-	-	1,441	1,441
Other Consumer	-	-	6	-	11,491	11,497

Total	$807,924	$40,376	$52,196	$-	$1,322,201	$2,222,697

		Special			Not	Total
December 31, 2010 (in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Loans

Residential real estate:
Owner Occupied	$-	$1,017	$11,925	$-	$900,914	$913,856
Non Owner Occupied	-	3,288	1,095	-	122,021	126,404
Commercial real estate	598,502	33,802	14,113	-	-	646,417
Real estate construction	51,540	11,340	6,188	-	-	69,068
Commercial	102,416	4,807	424	-	-	107,647
Home equity	-	-	4,495	-	285,997	290,492
Consumer:						-
Credit Cards	-	-	-	-	8,206	8,206
Overdrafts	-	-	-	-	901	901
Other Consumer	-	-	5	-	12,244	12,249

Total	$752,458	$54,254	$38,245	$-	$1,330,283	$2,175,240

RAL Loss Reserves and Provision for Loan Losses:

Substantially all RALs issued by RB&T each year are made during the first quarter. RALs are generally repaid by the IRS or applicable taxing authority within two weeks of origination. Losses associated with RALs result from the IRS not remitting taxpayer refunds to RB&T associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud which are identified through IRS audits resulting from revenue protection strategies. In addition, RB&T also incurs losses as a result of tax debts not previously disclosed during its underwriting process.

At March 31st of each year, RB&T has historically reserved for its estimated RAL losses for the year based on current and prior-year funding patterns, information received from the IRS on current year payment processing, projections using RB&T’s internal RAL underwriting criteria applied against prior years’ customer data, and the subjective experience of RB&T management. RALs outstanding 30 days or longer are charged off at the end of each quarter with subsequent collections recorded as recoveries. Since the RAL season is over by the end of April of each year, essentially all uncollected RALs are charged off by June 30th of each year, except for those RALs management deems certain of collection.

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

While underwriting for RALs involves several individual components, the DI has historically represented a significant part of the overall underwriting for the product. Without the DI, as expected, RB&T experienced a higher provision for loan losses as a percentage of RALs originated during 2011 as compared to 2010. Due to the elimination of the DI, more of RB&T’s RAL losses in 2011 resulted from refunds being retained by the IRS to satisfy eligible state or federal delinquent debts as compared to prior years when the vast majority of its RAL losses were the result of revenue protection strategies by the IRS.

As of June 30, 2011 and 2010, $15.5 million and $14.5 million of total RALs originated remained uncollected, representing 1.49% and 0.48% of total gross RALs originated during the respective tax years by RB&T. Substantially all of these loans were charged off as of June 30, 2011 and 2010.

For the quarter ended June 30, 2011 and 2010, the TRS provision for loan losses was a net credit of $1.0 million and a net credit of $2.0 million. The net credit in both periods resulted from better than previously projected paydowns within RB&T’s Refund Anticipation Loan (“RAL”) portfolio. Management was able to estimate its 2011 TRS provision for loan losses with greater precision than its 2010 estimate, in part, because of the 66% strategic reduction in RAL dollar volume from 2010 to 2011. Management expects the actual loss rate realized will be less than the current uncollected amount, as RB&T will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the RALs.

For additional discussion regarding TRS, see the following sections:
●      Part I Item 1 “Financial Statements:”
o	Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Deposits”
o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Regulatory Matters”
●      Part II Item 1A “Risk Factors”

4.	DEPOSITS

Ending deposit balances were as follows at June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010

Demand (NOW and SuperNOW)	$299,691	$298,452
Money market accounts	697,744	637,557
Brokered money market accounts	4,005	513
Savings	41,967	38,661
Individual retirement accounts*	32,356	34,129
Time deposits, $100,000 and over*	93,167	152,891
Other certificates of deposit*	114,181	127,156
Brokered certificates of deposit*	126,580	687,958

Total interest-bearing deposits	1,409,691	1,977,317
Total non interest-bearing deposits	380,970	325,375

Total deposits	$1,790,661	$2,302,692

(1) - Represents a time deposit.

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens. In addition to other items, the Agreement provides for Citizens to assume all deposits. In the aggregate, the transaction covers approximately $35 million in deposits. The transaction is subject to customary closing conditions, including regulatory approvals, and is anticipated to be completed during the third quarter of 2011.

During the fourth quarter of 2010, RB&T obtained $562 million in brokered certificates of deposit to be utilized to fund the first quarter 2011 RAL program. These brokered certificates of deposit had a weighted average life of three months with a weighted average interest rate of 0.42%. During January of 2011, RB&T obtained an additional $7 million in brokered deposits with a life of 3 months and interest rate of 0.30%.

For additional discussion regarding TRS, see the following sections:
●      Part I Item 1 “Financial Statements:”
o	Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Regulatory Matters”
●      Part II Item 1A “Risk Factors”

5.	FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At June 30, 2011 and December 31, 2010, FHLB advances outstanding were as follows:

(in thousands)	June 30, 2011	December 31, 2010

Putable fixed interest rate advances with a
weighted average interest rate of 4.41%(1)	$130,000	$150,000

Fixed interest rate advances with a weighted average
interest rate of 3.13% due through 2018	389,799	414,877

Total FHLB advances	$519,799	$564,877

(1) - Represents putable advances with the FHLB. These advances have original fixed rate periods ranging from one to five years with original maturities ranging from three to ten years if not put back to the Bank earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Bank at no penalty. During the first quarter of 2007, the Bank entered into $100 million of putable advances with a final maturity of 10 years and a fixed rate period of 3 years. Based on market conditions at this time, the Bank does not believe that any of its putable advances are likely to be “put back” to the Bank in the short-term by the FHLB.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At June 30, 2011, Republic had available collateral to borrow an additional $277 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2011	$30,000
2012	85,000
2013	91,000
2014	178,000
2015	10,000
Thereafter	125,799

Total	$519,799

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	June 30, 2011	December 31, 2010

First lien, single family residential real estate	$659,115	$697,535
Home equity lines of credit	67,032	36,106
Multi-family commercial real estate	13,188	14,332

6.	FAIR VALUE

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

The Bank used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

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

The Bank’s three private label mortgage backed securities and one private label mortgage-related security remain extremely illiquid, and as such, the Bank classifies these securities as Level 3 securities in accordance with FASB ASC topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Bank utilized an income valuation model (present value model) approach, in determining the fair value of these securities.

See Footnote 2 “Investment Securities” for additional discussion regarding the Bank’s private label mortgage backed and other private label mortgage-related securities.

Derivative instruments: Mortgage Banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments. The fair value of the Bank’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Bank. Forward contracts and rate lock loan commitments are classified as Level 2 in the fair value hierarchy.

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

Mortgage Servicing Rights: The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Bank is able to compare the valuation model inputs and results to widely available published industry data for reasonableness. Mortgage servicing rights are classified as Level 2 in the fair value hierarchy.

Deposits held for sale: The fair value of deposits held for sale is based on the actual purchase price as agreed upon between RB&T and the purchaser. Because this transaction occurs in an orderly transaction between market participants, the fair value qualifies as a Level 2 fair value.

Assets and liabilities measured at fair value under on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

		Fair Value Measurements at
		June 30, 2011 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$214,240	$-	$215,021	$-	$215,021
Private label mortgage backed and other
private label mortgage-related securities	5,819	-	-	4,402	4,402
Mortgage backed securities - residential	160,677	-	168,942	-	168,942
Collateralized mortgage obligations	214,264	-	215,530	-	215,530
Total securities available for sale	$595,000	$-	$599,493	$4,402	$603,895

Mandatory forward contracts	$-	$-	$40	$-	$40

Rate lock loan commitments	-	-	207	-	207

Loans held for sale	21,456	-	21,456	-	21,456

Deposits held for sale	35,383	-	35,383	-	35,383

		Fair Value Measurements at
		December 31, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$119,894	$-	$120,297	$-	$120,297
Private label mortgage backed and other
private label mortgage-related securities	6,323	-	-	5,124	5,124
Mortgage backed securities - residential	150,460	-	158,677	-	158,677
Collateralized mortgage obligations	223,665	-	225,657	-	225,657
Total securities available for sale	$500,342	$-	$504,631	$5,124	$509,755

Mandatory forward contracts	$-	$-	$277	$-	$277

Rate lock loan commitments	-	-	108	-	108

Mortgage loans held for sale	15,228	-	15,228	-	15,228

The tables below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2011 and December 31, 2010:

Securities available for Sale - Private label mortgage backed and other private label mortgage-related securities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Balance, beginning of period	$4,874	$5,792	$5,124	$5,901

Total gains or losses included in earnings:
Net impairment loss recognized in earnings	-	(57)	(279)	(126)
Net change in unrealized gain / (loss)	1,194	2,782	1,967	4,931
Realized pass through of actual losses	(1,506)	(2,441)	(2,052)	(4,277)
Principal paydowns	(160)	(510)	(358)	(863)
Balance, end of period	$4,402	$5,566	$4,402	$5,566

There were no transfers into or out of Level 3 assets during the three and six months ended June 30, 2011 and 2010.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		June 30, 2011 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential Real Estate:
Owner Occupied	$697	$-	$-	$624	$624
Non Owner Occupied	1,552	-	-	1,322	1,322
Commercial Real Estate	10,891	-	-	9,962	9,962
Real Estate Construction	6,854	-	-	5,581	5,581
Commercial	-	-	-	-	-
Home equity	2,088	-	-	1,505	1,505
Total impaired loans	$22,082	$-	$-	$18,994	$18,994

Other real estate owned:
Residential Real Estate:
Owner Occupied	$3,312	$-	$-	$3,312	$3,312
Non Owner Occupied	527	-	-	527	527
Commercial Real Estate	3,996	-	-	3,996	3,996
Real Estate Construction	4,177	-	-	4,177	4,177
Total other real estate owned	$12,012	$-	$-	$12,012	$12,012

		Fair Value Measurements at
		December 31, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential Real Estate:
Owner Occupied	$323	$-	$-	$298	$298
Non Owner Occupied	859	-	-	668	668
Commercial Real Estate	8,339	-	-	7,533	7,533
Real Estate Construction	3,052	-	-	2,767	2,767
Commercial	282	-	-	82	82
Total impaired loans	$12,855	$-	$-	$11,348	$11,348

Other real estate owned:
Residential Real Estate:
Owner Occupied	$2,832	$-	$-	$2,832	$2,832
Non Owner Occupied	1,101	-	-	1,101	1,101
Commercial Real Estate	3,735	-	-	3,735	3,735
Real Estate Construction	4,301	-	-	4,301	4,301
Total other real estate owned	$11,969	$-	$-	$11,969	$11,969

The following section details impairment charges recognized during the period:

The Bank recorded realized impairment losses related to its Level 3 private label mortgage backed and other private label mortgage-related securities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Net impairment loss recognized in earnings	$-	$57	$279	$126

See Footnote 2 “Investment Securities” for additional detail regarding impairment losses.

Collateral dependent impaired loans are generally measured for impairment using the fair market value for reasonable disposition of the underlying collateral. The Company’s practice is to obtain new or updated appraisals on the loans subject to the initial impairment review and then to evaluated the need for an update to this value on an as necessary or possibly annual basis thereafter (depending on the market conditions impacting the value of the collateral). The Company may discount the appraisal amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Company may apply a discount to the existing value of an old appraisal to reflect the property’s current estimated value if it is believed to have deteriorated in either: (i) the physical or economic aspects of the subject property or (ii) material changes in market conditions. The results of the impairment review results in an increase in the allowance for loan loss or in a partial charge-off of the loan, if warranted. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount and valuation allowance as follows:

(in thousands)	June 30, 2011	December 31, 2010

Carrying amount of loans with a valuation allowance	$12,272	$9,472
Valuation allowance	3,089	1,506

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. At June 30, 2011 and December 31, 2010, the carrying value of other real estate owned was $12 million and $12 million, respectively. The fair value of the Bank’s other real estate owned properties exceeded their carrying value at June 30, 2011 and December 31, 2010.

Detail of other real estate owned write downs follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Other real estate owned write-downs	$41	$384	$227	$604

Mortgage servicing rights (“MSR”s) are carried at lower of cost or fair value. No MSR valuation allowance existed at June 30, 2011 and December 31, 2010.

The carrying amounts and estimated fair values of all previously undisclosed financial instruments, at June 30, 2011 and December 31, 2010 follows:

		Fair Value Measurements at
		June 30, 2011 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Assets:
Cash and cash equivalents	$130,262	$-	$130,262	$-	$130,262

Securities to be held to maturity:
U.S. Treasury securities and
U.S. Government Agencies	4,245	-	4,261	-	4,261
Mortgage backed securities - residential	1,738	-	1,864	-	1,864
Collateralized mortgage obligations	24,081	-	24,602	-	24,602
Total securities available for sale	30,064	-	30,727	-	30,727

Loans, net	2,196,766	-	2,263,429	-	2,263,429
Federal Home Loan Bank stock	26,153	-	26,153	-	26,153
Accrued interest receivable	9,635	-	9,635	-	9,635

Liabilities:
Non interest-bearing deposit accounts	380,970	-	380,970	-	380,970
Transaction deposit accounts	1,043,407	-	1,043,407	-	1,043,407
Time deposits	366,284	-	384,844	-	384,844
Securities sold under agreements
to repurchase and other short-term
borrowings	218,227	-	218,227	-	218,227
Federal Home Loan Bank advances	519,799	-	539,753	-	539,753
Subordinated note	41,240	-	41,149	-	41,149
Accrued interest payable	1,940	-	1,940	-	1,940

	December 31, 2010
	Carrying	Fair
(in thousands)	Amount	Value

Assets:
Cash and cash equivalents	$786,371	$786,371
Securities to be held to maturity	32,939	33,824
Loans held for sale	15,228	15,228
Loans, net	2,152,161	2,209,717
Federal Home Loan Bank stock	26,212	26,212
Accrued interest receivable	9,472	9,472

Liabilities:
Non interest-bearing deposit accounts	325,375	325,375
Transaction deposit accounts	975,183	975,183
Time deposits	1,002,134	1,004,511
Securities sold under agreements to repurchase
and other short-term borrowings	319,246	319,246
Federal Home Loan Bank advances	564,877	586,737
Subordinated note	41,240	41,150
Accrued interest payable	2,377	2,377

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010. Although management is not aware of any factors that would dramatically affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

7.	MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

June 30, (in thousands)	2011	2010

Balance, January 1	$15,228	$5,445
Origination of mortgage loans held for sale	52,558	114,438
Proceeds from the sale of mortgage loans held for sale	(62,084)	(118,750)
Net gain in sale of mortgage loans held for sale	1,465	2,176

Balance, June 30	$7,167	$3,309

Mortgage banking activities primarily include the origination of residential mortgage loans sold into the secondary market and the servicing component related to these loans. The following table presents the components of Mortgage Banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Net gain on sale of mortgage loans held for sale	$757	$1,308	$1,465	$2,176
Change in mortgage servicing rights valuation allowance	-	-	-	-
Loan servicing income, net of amortization	167	95	275	239

Total mortgage banking income	$924	$1,403	$1,740	$2,415

Other information relating to mortgage servicing rights follows:

June 30, (in thousands)	2011	2010

Balance, January 1	$7,800	$8,430
Additions	538	1,057
Amortized to expense	(1,169)	(1,305)
Change in valuation allowance	-	-

Balance, June 30	$7,169	$8,182

Other information relating to mortgage servicing rights follows:

(in thousands)	June 30, 2011	December 31, 2010

Fair value of mortgage servicing rights portfolio	$9,126	$9,967
Discount rate	9%	9%
Prepayment speed range	140% - 550%	137% - 550%
Weighted average default rate	1.50%	1.50%

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

The following tables include the notional amounts and realized gain (loss) for Mortgage Banking derivatives recognized in Mortgage Banking income as of June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010

Mandatory forward contracts:
Notional amount	$13,204	$25,591
Change in fair value of mandatory forward contracts	40	277

Rate lock loan commitments:
Notional amount	$13,350	$8,699
Change in fair value of rate lock loan commitments	(42)	(197)

Mandatory forward contracts also contain an element of risk in that the counterparties may be unable to meet the terms of such agreements. In the event the counterparties fail to deliver commitments or are unable to fulfill their obligations, the Bank could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management and the Board of Directors. The Company does not expect any counterparty to default on their obligations and therefore, the Company does not expect to incur any cost related to counterparty default.

The Bank is exposed to interest rate risk on loans held for sale and rate lock loan commitments. As market interest rates fluctuate, the fair value of mortgage loans held for sale and rate lock commitments will decline or increase. To offset this interest rate risk, the Bank enters into derivatives such as mandatory forward contracts to sell loans. The fair value of these mandatory forward contracts will fluctuate as market interest rates fluctuate, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate loan lock commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including market interest rate volatility, the amount of rate lock commitments that close, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.

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

RB&T’s tax-related products include several fees, which we believe have been disclosed in accordance with applicable law. RB&T’s regulators may disagree with our view regarding the proper disclosure of the fees charged in connection with RB&T’s tax-related products. Management is not aware of any errors in its disclosures of fees related to its tax-related products, which would cause it to reimburse material amounts of any previously recorded revenue.

Commencing on July 19, 2011, a lawsuit was filed in the United States District Court for the Middle District for Florida styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 2:11-cv-00405-JES-SPC. The complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from RB&T’s assessment and collection of overdraft fees. Management is evaluating the claims of this lawsuit and is unable to estimate the possible loss or range of possible loss, if any, that may result from this lawsuit. RB&T intends to vigorously defend this case.

RB&T is subject to a $2 million Civil Money Penalty (“CMP”), which was proposed by the FDIC during the second quarter of 2011 as part of the Amended Notice of Charges for an Order to Cease and Desist; Notice of Assessment of Civil Money Penalties, Findings of Fact and Conclusions of Law; Order to Pay; and Notice of Hearing (the “Amended Notice”). RB&T believes the charges, which resulted in the CMP, are without merit and intends to vigorously defend its right to offer a legal product to those who wish to purchase the product. RB&T is appealing the CMP as part of the Administrative Law Judge (“ALJ”) hearing process with the FDIC. Historically, ALJs and the FDIC Board of Directors have found in favor of the FDIC in such proceedings. As a result, management believes the ultimate payment of all or a material portion of the CMP is probable, and as such, RB&T recorded a $2 million liability as of June 30, 2011. For additional discussion regarding the Amended Notice, see Exhibits 99.1 and 99.2 of the Company’s Form 8-K filed with the SEC on May 5, 2011.

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

As of June 30, 2011, exclusive of Mortgage Banking loan commitments, the Bank had outstanding loan commitments of $458 million, which included unfunded home equity lines of credit totaling $245 million. As of December 31, 2010, exclusive of Mortgage Banking loan commitments, the Bank had outstanding loan commitments of $453 million, which included unfunded home equity lines of credit totaling $254 million. These commitments generally have open-ended maturities and variable rates.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $18 million and $11 million at June 30, 2011 and December 31, 2010. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

At June 30, 2011 and December 31, 2010, the Bank had a $10 million letter of credit from the FHLB issued on behalf of one RB&T client. This letter of credit was used as a credit enhancement for a client bond offering and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure the letter of credit.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2011	2010	2011	2010

Net income	$8,663	$8,397	$80,075	$55,025

Weighted average shares outstanding	20,936	20,840	20,937	20,827
Effect of dilutive securities	58	118	55	93
Average shares outstanding including
dilutive securities	20,994	20,958	20,992	20,920

Basic earnings per share:
Class A Common Share	$0.42	$0.40	$3.83	$2.55
Class B Common Share	0.40	0.39	3.80	2.52

Diluted earnings per share:
Class A Common Share	$0.41	$0.40	$3.82	$2.54
Class B Common Share	0.40	0.39	3.79	2.51

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Antidilutive stock options	598,120	604,707	607,120	652,668

10.	SEGMENT INFORMATION

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

For additional discussion regarding TRS, see the following sections:
●      Part I Item 1 “Financial Statements:”
o	Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Deposits”
o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o	Footnote 11 “Regulatory Matters”
●	Part II Item 1A “Risk Factors”

Segment information for the three and six months ended June 30, 2011 and 2010 follows:

	Three Months Ended June 30, 2011
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$26,393	$367	$69	$26,829

Provision for loan losses	585	(1,024)	-	(439)

Electronic refund check fees	-	6,584	-	6,584
Net RAL securitization income	-	19	-	19
Mortgage banking income	-	-	924	924
Net gain on sales, calls and impairment
of securities	1,907	-	-	1,907
Other non interest income	5,893	18	23	5,934
Total non interest income	7,800	6,621	947	15,368

Total non interest expenses	22,679	4,900	947	28,526

Gross operating profit	10,929	3,112	69	14,110
Income tax expense	3,612	1,811	24	5,447
Net income	$7,317	$1,301	$45	$8,663

Segment end of period assets	$3,067,290	$22,585	$14,695	$3,104,570

Net interest margin	3.50%	NM	NM	3.50%

	Three Months Ended June 30, 2010
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$26,762	$1,182	$109	$28,053

Provision for loan losses	4,999	(2,019)	-	2,980

Electronic refund check fees	-	5,052	-	5,052
Net RAL securitization income	-	25	-	25
Mortgage banking income	-	-	1,403	1,403
Net loss on sales, calls and impairment
of securities	(57)	-	-	(57)
Other non interest income	5,856	2	23	5,881
Total non interest income	5,799	5,079	1,426	12,304

Total non interest expenses	22,481	1,492	672	24,645

Gross operating profit	5,081	6,788	863	12,732
Income tax expense	1,627	2,406	302	4,335
Net income	$3,454	$4,382	$561	$8,397

Segment end of period assets	$3,103,946	$24,771	$11,735	$3,140,452

Net interest margin	3.65%	NM	NM	3.73%

	Six Months Ended June 30, 2011
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$51,521	$59,088	$191	$110,800

Provision for loan losses	4,907	12,736	-	17,643

Electronic refund check fees	-	87,646	-	87,646
Net RAL securitization income	-	198	-	198
Mortgage banking income	-	-	1,740	1,740
Net gain on sales, calls and impairment
of securities	1,628	-	-	1,628
Other non interest income	11,296	147	25	11,468
Total non interest income	12,924	87,991	1,765	102,680

Total non interest expenses	45,775	23,519	2,050	71,344

Gross operating profit / (loss)	13,763	110,824	(94)	124,493
Income tax expense / (benefit)	3,970	40,481	(33)	44,418
Net income	$9,793	$70,343	$(61)	$80,075

Segment end of period assets	$3,067,290	$22,585	$14,695	$3,104,570

Net interest margin	3.42%	NM	NM	6.48%

	Six Months Ended June 30, 2010
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$54,023	$50,716	$186	$104,925

Provision for loan losses	7,776	11,994	-	19,770

Electronic refund check fees	-	58,220	-	58,220
Net RAL securitization income	-	220	-	220
Mortgage banking income	-	-	2,415	2,415
Net loss on sales, calls and impairment
of securities	(126)	-	-	(126)
Other non interest income	11,419	10	23	11,452
Total non interest income	11,293	58,450	2,438	72,181

Total non interest expenses	48,290	25,994	1,500	75,784

Gross operating profit	9,250	71,178	1,124	81,552
Income tax expense	2,567	25,567	393	28,527
Net income	$6,683	$45,611	$731	$53,025

Segment end of period assets	$3,103,946	$24,771	$11,735	$3,140,452

Net interest margin	3.70%	NM	NM	5.73%

NM – Not Meaningful

11.	REGULATORY MATTERS

On a recurring basis, the FDIC performs a Community Reinvestment Act Performance Evaluation of RB&T. Among other things, the purpose of this evaluation is to assess RB&T’s performance and initiatives that are designed to help meet the credit needs of the areas it serves, including low- and moderate-income individuals, neighborhoods and businesses. The evaluation also includes a review of RB&T’s community development services and investments in RB&T’s assessment areas.

In February 2009, RB&T entered into a Stipulation and Consent Agreement with the FDIC agreeing to the issuance of a Cease and Desist Order (the “2009 Order”), predominately related to required improvements and increased oversight of RB&T’s compliance management system. For additional discussion regarding the 2009 Order, see Exhibit 10.62 of the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2009.

The 2009 Order cited insufficient oversight of RB&T’s consumer compliance programs, most notably in RB&T’s RAL program. The 2009 Order required increased compliance oversight of the RAL program by RB&T’s management and board of directors, subject to review and approval by the FDIC. Under the 2009 Order, RB&T increased its training and audits of its Electronic Return Originator (“ERO”) partners, who make RB&T’s tax products available to taxpayers across the nation. In addition, various components of the 2009 Order required RB&T to meet certain implementation, completion and reporting timelines, including the establishment of a compliance management system to appropriately assess, measure, monitor and control third-party risk and ensure compliance with consumer laws.

In addition to the compliance issues cited in regard to the RAL program, the 2009 Order also required RB&T to correct Home Mortgage Disclosure Act (“HMDA”) reporting errors. As a consequence, RB&T made certain corrections to its 2007 and 2006 HMDA reporting. As a result of the errors in its 2007 and 2006 HMDA data and paid a $22,000 Civil Money Penalty (“CMP”) during the first quarter of 2009.

During the fourth quarter of 2009, the FDIC began the process for the 2009 Community Reinvestment Act Performance Evaluation (the “2009 CRA Evaluation”). During the third quarter of 2010, the FDIC notified RB&T of its 2009 CRA Evaluation performance rating. RB&T received “High Satisfactory” ratings on the Investment Test component and the Service Test component evaluated as part of the 2009 CRA Evaluation. Based on alleged Regulation B (“Reg B”) violations regarding documentation of spousal obligations on a limited number of loans identified within RB&T’s commercial lending area, RB&T received a “Needs to Improve” rating on the Lending Test component, and as a result, a “Needs to Improve” rating on its overall rating. As required by statute, the FDIC referred these alleged Reg B violations to the Department of Justice (“DOJ”). The FDIC subsequently notified RB&T that the DOJ had referred this matter back to the FDIC for administrative handling.

Prior to the FDIC’s notification to RB&T of its 2009 CRA Evaluation results, RB&T changed certain procedures and processes to better document its commercial loan origination process as it relates to the intent of both spouses to become obligated to repay certain commercial loans. The FDIC did notify RB&T of certain additional corrective actions to be undertaken in response to the alleged Reg B violations. At this time, management is uncertain if and when the FDIC may issue further corrective actions with respect to the alleged Reg B violations from the 2009 CRA Evaluation.

In February 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Notice”) regarding its RAL program. The Notice contends that RB&T’s practice of originating RALs without the benefit of the Debt Indicator (“DI”) from the Internal Revenue Service (“IRS”) is unsafe and unsound. The Notice did not address RB&T’s ERC and ERD products. The Notice initiated an agency adjudication proceeding, In Republic Bank & Trust Company, to determine whether the FDIC should issue a cease and desist order to restrain RB&T’s RAL program. The FDIC had until May 3, 2011 to amend the Notice if it elected to do so. For additional discussion regarding the Notice, see Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 10, 2011.

On May 3, 2011, RB&T received an Amended Notice from the FDIC revising its original Notice referenced in the preceding paragraph. The Amended Notice resulted from conclusions made by the FDIC during a targeted visitation of 250 ERO offices in 36 states, which it conducted on February 15 and 16, 2011. In addition to the allegations contained in the Notice, the Amended Notice alleged violations of the Truth-In-Lending Act, the Equal Credit Opportunity Act, and the Federal Trade Commission Act. The Amended Notice also accused RB&T of, among other things, unsafe or unsound banking practices resulting from its third-party management; unsafe or unsound hindrance, impediment, or interference with a financial institution examination; unsafe or unsound physical security or electronic protection of ERO premises; violations of the Gramm-Leach-Bliley Act and FDIC regulation; and violations of the 2009 Order. Moreover, the Amended Notice included a proposed assessment of a $2 million CMP. For additional discussion regarding the Amended Notice, see Exhibits 99.1 and 99.2 of the Company’s Form 8-K filed with the SEC on May 5, 2011.

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an Administrative Law Judge (“ALJ”) appointed by the FDIC. RB&T’s hearing date was originally set for September 19, 2011, in Louisville, Kentucky. As a result of the issuance of the Amended Notice, the hearing date is now scheduled for February 6, 2012, unless it is subsequently changed by the ALJ. As part of the hearing process, the ALJ will take evidence on the items specified in the Amended Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept or reject the ALJ’s recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation, or argument before the FDIC Board of Directors, to render a decision. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals for the Sixth Circuit. Filing an appeal would not operate as a stay of the order.

As stated above, RB&T is subject to a $2 million CMP, which was proposed by the FDIC during the second quarter of 2011 as part of the Amended Notice. In addition to contesting the charges in the Amended Notice, RB&T is appealing the CMP as part of the ALJ hearing process. Historically, ALJs and the FDIC Board of Directors have found in favor of the FDIC in such proceedings. As a result, management believes the ultimate payment of all or a material portion of the CMP is probable, and as such, RB&T recorded a $2 million liability as of June 30, 2011.

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky (the “Court”) against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank and Trust Company v. Federal Deposit Insurance Corporation, et al. The complaint states that the FDIC’s actions to prohibit RB&T from offering RALs constitute a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the Administrative Procedure Act (the “APA”) or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also states that the FDIC has unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint seeks declaratory and injunctive relief. On March 31, 2011, the FDIC filed a Motion to Dismiss (the “Motion”) RB&T’s complaint with the Court. RB&T timely filed its brief in opposition to the Motion, and the matter remains pending with the Court. No responsive pleadings to RB&T’s complaint have been or will be required to be filed in the action while the Motion is pending. If RB&T is successful in its objection to the Motion, the defendants will have an additional fourteen days to file their respective answers to RB&T’s complaint. On May 20, 2011, the Court granted the Kentucky Bankers Association’s (the “KBA”) request to participate in the suit as Amicus Curiae. The FDIC and the other defendants have filed a motion asking the Court to reverse its prior approval of the KBA’s participation in the suit as Amicus Curiae, which motion has not been ruled on by the Court.

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Deposits”
o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o	Footnote 10 “Segment Information”
●	Part II Item 1A “Risk Factors”

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

Broadly speaking, forward-looking statements include:

●	projections of revenue, expenses, income, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;
●	descriptions of plans or objectives for future operations, products or services;
●	forecasts of future economic performance; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:

●	delinquencies, future credit losses, non-performing loans and non-performing assets;
●	further developments in the Bank’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provision for loans losses;
●	deteriorating credit quality, including changes in the interest rate environment and reducing interest margins;
●	the overall adequacy of the allowance for loans losses;
●	future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;
●	the future regulatory viability of the Tax Refund Solutions (“TRS”) business operating segment;
●	anticipated future funding sources for TRS;
●	potential impairment of investment securities;
●	the future value of mortgage servicing rights;
●	the impact of new accounting pronouncements;
●	legal and regulatory matters including results and consequences of regulatory guidance, litigation, administrative proceedings, rule-making, interpretations, actions and examinations;
●
the extent to which regulations written and implemented by the newly created federal Bureau of Consumer Financial Protection, and other federal, state, local, governmental regulation of consumer lending, and related financial products and services may limit or prohibit the operation of the Company’s business;

●
financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including the Dodd-Frank Act and legislation and regulation relating to overdraft fees (and changes to the Company’s overdraft practices as a result thereof), debit card interchange fees, credit cards, and other bank services;

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

Prior to the FDIC’s notification to RB&T of its 2009 CRA Evaluation results, RB&T changed certain procedures and processes to better document its commercial loan origination process as it relates to the intent of both spouses to become obligated to repay certain commercial loans. The FDIC did notify RB&T of certain additional corrective actions to be undertaken in response to the alleged Reg B violations. At this time, management is uncertain if and when the FDIC may issue further corrective actions with respect to the alleged Reg B violations from the 2009 CRA Evaluation.

In February 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Notice”) regarding its RAL program. The Notice contends that RB&T’s practice of originating RALs without the benefit of the Debt Indicator (“DI”) from the Internal Revenue Service (“IRS”) is unsafe and unsound. The Notice did not address RB&T’s ERC and ERD products. The Notice initiated an agency adjudication proceeding, In Republic Bank & Trust Company, to determine whether the FDIC should issue a cease and desist order to restrain RB&T’s RAL program. The FDIC had until May 3, 2011 to amend the Notice if it elected to do so. For additional discussion regarding the Notice, see Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 10, 2011.

On May 3, 2011, RB&T received an Amended Notice from the FDIC revising its original Notice referenced in the preceding paragraph. The Amended Notice resulted from conclusions made by the FDIC during a targeted visitation of 250 ERO offices in 36 states, which it conducted on February 15 and 16, 2011. In addition to the allegations contained in the Notice, the Amended Notice alleged violations of the Truth-In-Lending Act, the Equal Credit Opportunity Act, and the Federal Trade Commission Act. The Amended Notice also accused RB&T of, among other things, unsafe or unsound banking practices resulting from its third-party management; unsafe or unsound hindrance, impediment, or interference with a financial institution examination; unsafe or unsound physical security or electronic protection of ERO premises; violations of the Gramm-Leach-Bliley Act and FDIC regulation; and violations of the 2009 Order. Moreover, the Amended Notice included a proposed assessment of a $2 million CMP. For additional discussion regarding the Amended Notice, see Exhibits 99.1 and 99.2 of the Company’s Form 8-K filed with the SEC on May 5, 2011.

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an Administrative Law Judge (“ALJ”) appointed by the FDIC. RB&T’s hearing date was originally set for September 19, 2011, in Louisville, Kentucky. As a result of the issuance of the Amended Notice, the hearing date is now scheduled for February 6, 2012, unless it is subsequently changed by the ALJ. As part of the hearing process, the ALJ will take evidence on the items specified in the Amended Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept or reject the ALJ’s recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation, or argument before the FDIC Board of Directors, to render a decision. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals for the Sixth Circuit. Filing an appeal would not operate as a stay of the order.

As stated above, RB&T is subject to a $2 million CMP, which was proposed by the FDIC during the second quarter of 2011 as part of the Amended Notice. In addition to contesting the charges in the Amended Notice, RB&T is appealing the CMP as part of the ALJ hearing process. Historically, ALJs and the FDIC Board of Directors have found in favor of the FDIC in such proceedings. As a result, management believes the ultimate payment of all or a material portion of the CMP is probable, and as such, RB&T recorded a $2 million liability as of June 30, 2011.

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky (the “Court”) against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank and Trust Company v. Federal Deposit Insurance Corporation, et al. The complaint states that the FDIC’s actions to prohibit RB&T from offering RALs constitute a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the Administrative Procedure Act (the “APA”) or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also states that the FDIC has unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint seeks declaratory and injunctive relief. On March 31, 2011, the FDIC filed a Motion to Dismiss (the “Motion”) RB&T’s complaint with the Court. RB&T timely filed its brief in opposition to the Motion, and the matter remains pending with the Court. No responsive pleadings to RB&T’s complaint have been or will be required to be filed in the action while the Motion is pending. If RB&T is successful in its objection to the Motion, the defendants will have an additional fourteen days to file their respective answers to RB&T’s complaint. On May 20, 2011, the Court granted the Kentucky Bankers Association’s (the “KBA”) request to participate in the suit as Amicus Curiae. The FDIC and the other defendants have filed a motion asking the Court to reverse its prior approval of the KBA’s participation in the suit as Amicus Curiae, which motion has not been ruled on by the Court.

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

Banking Center Sale

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens First Bank, Inc. (“Citizens”), a subsidiary of Citizens First Corporation (NASDAQ: CZFC).

The Agreement provides that Citizens will assume all deposits, fixed assets, and approximately one-half of the outstanding loans of RB&T’s Bowling Green banking center. Citizens also agreed to make employment offers to all branch-based employees of the banking center as part of the transaction. In the aggregate, the transaction covers approximately $35 million in deposits and approximately $15 million in loans, which have been reclassified in the financial statements as held for sale. The transaction is subject to customary closing conditions, including regulatory approvals, and is anticipated to be completed during August 2011. As a result of the transaction, RB&T expects to record a pre-tax gain on sale in the range of $2.5 million to $3.5 million, depending upon appraisals obtained for certain fixed assets included in the sale. Management believes the transaction is immaterial to its on-going operations.

See Form 8-K filed with the SEC on June 2, 2011 for additional information related to the sale of the Bowling Green banking center.

BUSINESS SEGMENT COMPOSITION

As of June 30, 2011, the Company was divided into three distinct business operating segments: Traditional Banking, Tax Refund Solutions and Mortgage Banking. Net income, total assets and net interest margin by segment for the three and six months ended June 30, 2011 and 2010 are presented below:

	Three Months Ended June 30, 2011
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$7,317	$1,301	$45	$8,663
Segment assets	3,067,290	22,585	14,695	3,104,570
Net interest margin	3.50%	NM	NM	3.50%

	Three Months Ended June 30, 2010
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$3,454	$4,382	$561	$8,397
Segment assets	3,103,946	24,771	11,735	3,140,452
Net interest margin	3.65%	NM	NM	3.73%

	Six Months Ended June 30, 2011
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$9,793	$70,343	$(61)	$80,075
Segment assets	3,067,290	22,585	14,695	3,104,570
Net interest margin	3.42%	NM	NM	6.48%

	Six Months Ended June 30, 2010
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$6,683	$45,611	$731	$53,025
Segment assets	3,103,946	24,771	11,735	3,140,452
Net interest margin	3.70%	NM	NM	5.73%

_____________________

NM – Not Meaningful

For expanded segment financial data see Footnote 10 “Segment Information” of Part I Item 1 “Financial Statements.

(I)  Traditional Banking segment

As of June 30, 2011, Republic had 43 full-service banking centers with 34 located in Kentucky, four located in metropolitan Tampa, Florida, three located in southern Indiana and one located in metropolitan Cincinnati, Ohio. RB&T’s primary market areas are located in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 12 banking centers in the following Kentucky cities: Bowling Green (1); Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1).

RB&T’s northern Kentucky market includes banking centers in Covington, Florence and Independence. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in Hudson, Palm Harbor, Port Richey and Temple Terrace, Florida, as well as Cincinnati, Ohio.

In June 2011, the Bank commenced business in its newly established warehouse lending division. Through this division, the Bank provides short-term, revolving credit facilities to mortgage bankers secured by single 1-4 family real estate loans. These advances enable the mortgage banking customer to close single 1-4 family real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. These individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold to the secondary market investor. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to payoff the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer. As of June 30, 2011, the Bank had outstanding loans of $6 million and one committed line of $10 million within its warehouse lending division.

(II)  Mortgage Banking segment

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

As part of the sale of loans with servicing retained, the Bank records a Mortgage Servicing Right (“MSR”). MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs, which RB&T expects to receive on loans sold with servicing retained by the Bank. MSRs are capitalized as separate assets. This transaction is posted to net gain on sale of loans, a component of “Mortgage Banking income” in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by RB&T. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted quarterly based on the weighted average remaining life of the underlying loans. The amortization is recorded as a reduction to Mortgage Banking income.

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

(III)  Tax Refund Solutions (“TRS”) segment

Republic, through its TRS segment business operating segment, is one of a limited number of financial institutions which facilitates the payment of federal and state tax refund products through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers. TRS’s three primary tax-related products include: Electronic Refund Checks (“ERCs” or “ARs”), Electronic Refund Deposits (“ERDs” or “ARDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by TRS occurs in the first quarter of the year. TRS traditionally operates at a loss during the second half of the year, during which the segment incurs costs preparing for the upcoming year’s first quarter tax season.

During the six months ended June 30, 2011, net income from the TRS business operating segment accounted for approximately 88% of the Company’s total net income. Net income associated with RALs represented approximately 34% of the TRS segment’s net income for the six months ended June 30, 2011.

ERCs/ERDs are products whereby a tax refund is issued to the taxpayer after RB&T has received the refund from the federal or state government. There is no credit risk or borrowing cost for RB&T associated with these products, because they are only delivered to the taxpayer upon receipt of the refund directly from the Internal Revenue Service (“IRS”). Fees earned on ERCs/ERDs are reported as non interest income under the line item “Electronic Refund Check fees.”

RALs are short-term consumer loans offered to taxpayers that are secured by the customer’s anticipated tax refund, which represents the source of repayment. Prior to 2011, RB&T historically underwrote the RAL application utilizing the Debt Indicator (the “DI”) from the IRS, in combination with an automated underwriting model utilizing information contained in the taxpayer’s tax return. The DI, which typically indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally funded student loans, has historically been a significant underwriting component. On August 5, 2010, the IRS issued a news release stating that it would no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season. RB&T modified its underwriting and application requirement criteria for the first quarter 2011 tax season to adjust for the loss of access to the DI. See the section titled “IRS Decision to Withhold the DI” in this section of the filing.

If a consumer’s RAL application is approved, RB&T advances $1,500 of the taxpayer’s refund. As part of the RAL application process, each taxpayer signs an agreement directing the applicable taxing authority to send the taxpayer’s refund directly to RB&T. The refund received from the IRS or state taxing authority, if applicable, is used by RB&T to pay off the RAL. Any amount due the taxpayer above the amount of the RAL is remitted to the taxpayer once the refund is received by RB&T. The funds advanced by RB&T are generally repaid by the applicable taxing authority within two weeks. The fees earned on RALs are reported as interest income under the line item “Loans, including fees.”

RB&T has agreements with Jackson Hewitt Inc. (“JHI”), a subsidiary of Jackson Hewitt Tax Service Inc. (“JH”), and Liberty Tax Service (“Liberty”) to offer RAL and ERC/ERD products. JH and Liberty provide preparation services of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax-preparers offices. Approximately 40% and 34% of RB&T’s year to date June 30, 2011 and 2010 TRS gross revenue was derived from JH tax offices with another 20% and 29% from Liberty tax offices for the same respective periods. In June 2011, RB&T amended its contract with JH as follows: On or before July 29, 2011, or June 30th of each following year of the term, RB&T may, at its option, terminate its Program Agreement with JH which would terminate the Agreement with respect to the remaining Tax Seasons.

Substantially all RALs issued by RB&T each year are made during the first quarter. RALs are generally repaid by the IRS or applicable taxing authority within two weeks of origination. Losses associated with RALs result from the IRS not remitting taxpayer refunds to RB&T associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud which are identified through IRS audits resulting from revenue protection strategies. In addition, RB&T also incurs losses as a result of tax debts not previously disclosed during its underwriting process.

At March 31st of each year, RB&T has historically reserved for its estimated RAL losses for the year based on current and prior-year funding patterns, information received from the IRS on current year payment processing, projections using RB&T’s internal RAL underwriting criteria applied against prior years’ customer data, and the subjective experience of RB&T management. RALs outstanding 30 days or longer are charged off at the end of each quarter, with subsequent collections recorded as recoveries. Since the RAL season is over by the end of April of each year, essentially all uncollected RALs are charged off by June 30th of each year, except for those RALs management deems certain of collection.

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

RB&T’s revised underwriting standards and application requirements combined with its reduced maximum RAL offering amount resulted in an approximate 66% reduction in the aggregate dollar volume of RALs originated by RB&T during the first quarter of 2011 compared to the first quarter of 2010. Based on these factors, RB&T’s funding needs for the first quarter 2011 tax season were reduced significantly compared to its first quarter 2010 funding needs.

TRS Funding – First Quarter 2011 Tax Season

Due to the on-going excessive costs of securitization structures, RB&T elected not to obtain funding from a securitization structure for the first quarter 2011 and 2010 tax seasons. Instead, RB&T utilized brokered certificates of deposits and, to a lesser extent, its traditional borrowing lines of credit as its primary RAL funding source.

Due to RB&T’s anticipated reduction to its maximum RAL offering amount and tighter underwriting guidelines in response to the elimination of the DI by the IRS, RB&T’s funding needs for the first quarter 2011 tax season were significantly reduced. During the fourth quarter of 2010, RB&T obtained $562 million in brokered certificates of deposits to be utilized to fund the first quarter 2011 RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 0.42%.

TRS Funding – First Quarter 2010 Tax Season

During the fourth quarter of 2009, RB&T obtained $921 million in brokered certificates of deposits to be utilized to fund the first quarter 2010 RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 0.51%. Also, during January of 2010, RB&T obtained an additional $542 million in brokered certificates of deposits to fund additional RAL demand. These brokered certificates of deposits acquired in January 2010 had a weighted average life of 55 days and a weighted average interest rate of 0.56%.

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

As a result of contracts entered into during 2010 for the first quarter 2011 tax season, RB&T experienced additional substantial declines in rebates. The additional decrease in rebates did not impact the overall financial results of operations for TRS, as this decrease was offset by the elimination of certain fees charged by RB&T, which substantially offset the rebates.

RB&T accrued $4.0 million and $12.7 million in total rebates for the first six months of 2011 and 2010, respectively. For the three months ended June 30, 2011 and 2010, RB&T accrued $760,000 and $1.4 million in total rebates.

For additional discussion regarding TRS, see the following sections of this filing:
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

For additional discussion regarding the 2009 Order, see Exhibit 10.62 of the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2009.

For additional discussion regarding the Notice, see Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 10, 2011.

For additional discussion regarding the Amended Notice, see Exhibits 99.1 and 99.2 of the Company’s Form 8-K filed with the SEC on May 5, 2011.

OVERVIEW (Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010)

Net income for the three months ended June 30, 2011 was $8.7 million, representing an increase of $266,000, or 3%, compared to the same period in 2010. Diluted earnings per Class A Common Share increased to $0.41 for the quarter ended June 30, 2011 compared to $0.40 for the same period in 2010. General highlights for the three months ended June 30, 2011 by business operating segment are detailed below. Additional discussion follows under the section titled “Results of Operations.”

Traditional Banking segment (Second Quarter Highlights)

●	Net income increased $3.9 million for the second quarter of 2011 compared to the same period in 2010.

●
Net interest income decreased $369,000, or 1%, for the second quarter of 2011 to $26.4 million. The Traditional Banking segment net interest margin declined 15 basis points from the second quarter of 2010 to 3.50%.

●	Provision for loan losses was $585,000 for the quarter ended June 30, 2011 compared to $5.0 million for the same period in 2010.

●	Total non-interest income increased $2.0 million, or 35%, for the second quarter of 2011 compared to the same period in 2010.

●	During the second quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $132 million, resulting in a pre-tax gain of $1.9 million.

●	Total non-interest expense increased $198,000, or 1%, during the second quarter of 2011 compared to the second quarter of 2010.

●	Total non-performing loans to total loans for the Traditional Banking segment decreased to 1.28% at June 30, 2011, from 1.30% at December 31, 2010 and 1.71% at June 30, 2010.

●	The Bank purchased commercial real estate loans with a face amount of approximately $37 million at a 13% discount to par.

●
During the second quarter of 2011, the Bank entered into a definitive agreement to sell its only banking center located in Bowling Green, Kentucky. Management believes the transaction is immaterial to the Bank’s on-going operations. For additional information see section titled “Recent Developments” above.

●	The Bank launched its Warehouse Lending division during the quarter and had $6 million in loans outstanding at June 30, 2011.

Tax Refund Solutions (“TRS”) segment (Second Quarter Highlights)

●	Net income decreased $3.1 million, or 70%, for the second quarter of 2011 compared to the same period in 2010.

●	Net interest income decreased $815,000, or 69%, for the second quarter of 2011 compared to the same period in 2010.

●	TRS recorded a net credit to provision for loan losses of $1.0 million for the second quarter of 2011, compared to a net credit of $2.0 million for the same period in 2010.

●	TRS posted non-interest income of $6.6 million for the second quarter of 2011 compared to $5.1 million for the same period in 2010.

●	During the second quarter of 2011, RB&T recorded a $2 million non tax-deductible expense within the TRS segment related to the proposed assessment of a Civil Money Penalty by the FDIC against RB&T.

For additional discussion regarding TRS, see the following sections:

Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”

o	Footnote 4 “Deposits”
o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Regulatory Matters”
Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
Part II Item 1A “Risk Factors”

Mortgage Banking segment (Second Quarter Highlights)

●	Within the Mortgage Banking segment, mortgage banking income decreased $479,000, or 34%, during the second quarter of 2011 compared to the same period in 2010.

●
Mortgage banking income was negatively impacted by a decline in secondary market loan volume during the second quarter of 2011. During the second quarter of 2011, Republic originated for sale $26 million of fixed rate residential real estate secondary market loans compared to $65 million during the same period in 2010.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010)

Net Interest Income

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

Total Company net interest income decreased $1.2 million, or 4%, for the second quarter of 2011 compared to the same period in 2010. The total Company net interest margin decreased 23 basis points to 3.50% for the same period. The most significant components affecting the total Company’s net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased $369,000, or 1%, for the second quarter of 2011 compared to 2010. The Traditional Banking net interest margin declined 15 basis points for the same period to 3.50%. The decrease in net interest income was due primarily to a greater degree of downward repricing earning assets, as compared to interest bearing liabilities.

Prior to the first quarter of 2011, the Bank’s general investment strategy was largely to not reinvest the cash it had been receiving from its loan and investment paydowns and pay-offs into assets with longer-term repricing horizons due to market projections of interest rate increases in the future. As a result, much of the cash the Bank received from paydowns during the previous two years had been reinvested into short-term, lower yielding investments, which had greatly improved the Bank’s risk position from future interest rate increases, while negatively impacting then-current earnings. This conservative investment strategy, which involved minimal credit risk and minimal interest rate risk, lead the Bank to hold a significant sum of cash at the Federal Reserve Bank (“FRB”) for much of the previous two years.

In February 2011, the Bank modified its conservative investment strategy, taking on more interest rate risk by reinvesting a portion of its excess cash into longer-term investment securities, thus increasing its projected net interest income and net interest margin for the near-term. The Bank made this revision to its conservative strategy, in large part, due to the on-going contraction of its net interest margin resulting from continued paydowns in its loan portfolio and the large amount of cash on hand earning 0.25%. Altogether, the Bank purchased approximately $150 million of agency notes and mortgage-backed securities during the first quarter of 2011 with an initial weighted average yield of 3.61% and a modified duration of 6.5 years.

During the second quarter of 2011, primarily as a result of positive growth developments within the loan portfolio, the Bank reversed its previous decision to hold the majority of the securities purchased in the first quarter of 2011 and sold securities with an amortized cost of $132 million from this group. As a result, much of the anticipated increase in net interest income that the Bank was expecting to receive from the February securities’ purchases was instead realized in the form of a gain on sale of investments. Management does anticipate making additional securities purchases in the third quarter of 2011 to combat contraction in its net interest margin. Management expects these securities to have a longer modified duration than its current portfolio but a shorter modified duration than the previously discussed investments that were sold during the second quarter.

In addition to the activity noted within its securities portfolio, the Bank also finalized the purchase of approximately $37 million of commercial real estate loans at a 13% discount during June 2011 in order to offset on-going contraction in its net interest margin. These loans have a weighted average life of approximately seven years with an expected yield of 8.28%. For further discussion, see the section titled “Loan Portfolio” under “Comparison of Financial Condition at June 30, 2011 and December 31, 2010.”

Management expects to continue to experience downward repricing in its loan and investment portfolios. This downward repricing will continue to cause compression in Republic’s net interest income and net interest margin. Additionally, because the Federal Funds Target rate (“FFTR”) (the index which many of the Bank’s short-term deposit rates track) has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the Federal Open Markets Committee (“FOMC”) of the FRB are possible, exacerbating the compression to the Bank’s net interest income and net interest margin caused by its repricing loans and investments. The Bank is unable to precisely determine the ultimate negative impact to the Bank’s net interest spread and margin in the future because several factors remain unknown at this time, such as future demand for financial products and the overall future need for liquidity, among many other factors.

Table 1 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the three month periods ended June 30, 2011 and 2010. Table 2 provides an analysis of total Company changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

TRS segment

Net interest income within the TRS segment decreased $815,000, or 68%, for the second quarter of 2011 compared to the same period in 2010. The decrease in TRS net interest income was primarily due to a $721,000, or 61%, decrease in RAL fee income. As stated previously in this filing, RB&T modified its underwriting and application requirements to approve fewer RALs and significantly reduced the maximum RAL amount to $1,500 for individual customers.  As a result of these changes, the number of RALs made during the second quarter decreased by 84% while the dollar volume of RALs originated decreased 88%.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Interest Rate Sensitivity for 2011” in this section of the filing.

Table 1 – Total Company Average Balance Sheets and Interest Rates for the Three Months Ended June 30, 2011 and 2010

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$652,693	$4,400	2.70%	$516,482	$4,045	3.13%
Tax exempt investment securities(1)(4)	-	-	0.00%	264	4	9.32%
Federal funds sold and other interest-earning deposits	221,695	216	0.39%	245,863	130	0.21%
Refund Anticipation Loan fees(2)	3,548	454	51.18%	9,273	1,175	50.68%
Traditional Bank loans and fees(2)(3)	2,189,271	29,389	5.37%	2,238,137	31,533	5.64%

Total interest-earning assets	3,067,207	34,459	4.49%	3,010,019	36,887	4.90%

Less: Allowance for loan losses	29,255			25,320

Non interest-earning assets:
Non interest-earning cash and cash equivalents	75,614			53,821
Premises and equipment, net	36,690			38,058
Other assets(1)	58,680			70,668
Total assets	$3,208,936			$3,147,246

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$357,268	$132	0.15%	$306,309	$160	0.21%
Money market accounts	716,227	614	0.34%	623,956	768	0.49%
Time deposits	249,804	1,043	1.67%	335,179	1,498	1.79%
Brokered money market and brokered CD's	130,707	483	1.48%	178,592	675	1.51%

Total deposits	1,454,006	2,272	0.63%	1,444,036	3,101	0.86%

Securities sold under agreements to repurchase and
other short-term borrowings	274,074	173	0.25%	309,539	244	0.32%
Federal Home Loan Bank advances	527,669	4,556	3.45%	554,201	4,858	3.51%
Subordinated note	41,240	629	6.10%	41,240	631	6.12%

Total interest-bearing liabilities	2,296,989	7,630	1.33%	2,349,016	8,834	1.50%

Non interest-bearing liabilities and Stockholders' equity
Non interest-bearing deposits	409,391			382,006
Other liabilities	56,424			51,936
Stockholders' equity	446,132			364,288
Total liabilities and stock-holders' equity	$3,208,936			$3,147,246

Net interest income		$26,829			$28,053

Net interest spread			3.16%			3.40%

Net interest margin			3.50%			3.73%

__________________________
(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC topic 320 “Investments – Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $1.1 million and $2.1 million for the three months ended June 30, 2011 and 2010.
(3)	Average balances for loans include the principal balance of non accrual loans and loans held for sale.
(4)	Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

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

Table 2 – Total Company Volume/Rate Variance Analysis for the Three Months Ended June 30, 2011 and 2010

		Three Months Ended June 30, 2011
		Compared to
		Three Months Ended June 30, 2010

		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$355	$970	$(615)
Tax exempt investment securities	(4)	(4)	-
Federal funds sold and other interest-earning deposits	86	(14)	100
Refund Anticipation Loan fees	(721)	(733)	12
Traditional Bank loans and fees	(2,144)	(678)	(1,466)

Net change in interest income	(2,428)	(459)	(1,969)

Interest expense:

Transaction accounts	(28)	24	(52)
Money market accounts	(154)	102	(256)
Time deposits	(455)	(361)	(94)
Brokered money market and brokered CDs	(192)	(177)	(15)
Securities sold under agreements to repurchase and
other short-term borrowings	(71)	(26)	(45)
Federal Home Loan Bank advances	(302)	(230)	(72)
Subordinated note	(2)	-	(2)

Net change in interest expense	(1,204)	(668)	(536)

Net change in net interest income	$(1,224)	$209	$(1,433)

Provision for Loan Losses (Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010)

The Company recorded a net credit to provision for loan losses of $439,000 for the second quarter 2011, compared to a provision of $3.0 million for the same period in 2010. The significant components comprising the Company’s provision for loan losses were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during the second quarter of 2011 was $585,000, a $4.4 million decline from the second quarter of 2010. The decrease in the provision for the quarter was generally attributable to an overall improvement in the Company’s classified loans and better charge-off experience. More specifically, during the second quarter of 2010, the Bank continued to see signs of financial stress to its borrowers including on-going modest declines in the market value of the underlying collateral for its “substandard” commercial relationships, particularly in its Florida markets. As a result, the Bank recorded provisions of $3.1 million for 19 substandard commercial relationships during the second quarter of 2010, including $1.2 million related to one land development relationship located in Florida. No significant provisions for any substandard commercial relationships were necessary during the second quarter of 2011.

Another contributing factor to the Bank’s reduced provision expense was a decline of $900,000 for required provisions in the Bank’s classified retail and small dollar commercial loans from the second quarter of 2010 to the second quarter of 2011. The overall reduction in expense within this category was related to a decline in non-accrual loans and loans past due 90-days-or-more.

In addition to the factors noted above, the Bank recorded $400,000 more in credits to its provision for loan losses for recoveries of previously charged off loans during the second quarter of 2011 than it did during second quarter of 2010. Annualized net charge-offs as a percentage of average loans within the Traditional Banking segment were 0.17% for the second quarter of 2011 compared to 0.40% for the same period in 2010. This equated to a $1.3 million reduction in net charge-offs for the second quarter of 2011 as compared to 2010. As a percentage of total loans, the Traditional Banking allowance for loan losses was 1.17% at June 30, 2011 compared to 1.06% at December 31, 2010 and 1.21% at June 30, 2010. Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2011. See section titled “Asset Quality” for additional discussion of the Bank’s delinquent and non-performing loans.

TRS segment

Substantially all RALs issued by RB&T each year are made during the first quarter. RALs are generally repaid by the IRS or applicable taxing authority within two weeks of origination. Losses associated with RALs result from the IRS not remitting taxpayer refunds to RB&T associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud which are identified through IRS audits resulting from revenue protection strategies. In addition, RB&T also incurs losses as a result of tax debts not previously disclosed during its underwriting process.

For the three months ended June 30, 2011 the TRS provision for loan losses was a net credit of $1.0 million compared to a net credit of $2.0 million for the three months ended June 30, 2010. The net credit in both periods resulted from better than previously projected paydowns within the RB&T’s Refund Anticipation Loan (“RAL”) portfolio. Management was able to estimate its 2011 TRS provision for loan losses with greater precision than its 2010 estimate, in part, because of the 66% strategic reduction in RAL dollar volume from the 2010 to 2011.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 3 – Summary of Loan Loss Experience

	Three Months Ended
	June 30,
(dollars in thousands)	2011	2010
Allowance for loan losses at beginning of period	$29,144	$25,640
Charge offs:
Real Estate:
Residential	(585)	(714)
Commercial	(161)	(44)
Construction	(53)	(435)
Commercial	(100)	(117)
Warehouse lines of credit	-	-
Consumer	(247)	(329)
Home Equity	(347)	(762)
Tax Refund Solutions	(2,037)	(3,415)
Total	(3,530)	(5,816)
Recoveries:
Real Estate:
Residential	53	11
Commercial	225	7
Construction	4	-
Commercial	5	3
Warehouse lines of credit	-	-
Consumer	216	134
Home Equity	63	4
Tax Refund Solutions	190	3,696
Total	756	3,855

Net loan charge offs/recoveries	(2,774)	(1,961)
Provision for loan losses	(439)	2,980
Allowance for loan losses at end of period	$25,931	$26,659

Ratios:
Allowance for loan losses to total loans	1.17%	1.21%
Allowance for loan losses to total loans - Traditional Banking segment	1.17%	1.21%
Allowance for loan losses to non performing loans	91%	71%
Allowance for loan losses to non performing assets	64%	61%
Annualized net loan charge offs to average loans
outstanding	0.51%	0.35%
Annualized net loan charge offs to average loans
outstanding - Traditional Banking segment	0.17%	0.40%

Non-interest Income (Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010)

Non interest income increased $3.1 million, or 25%, for the second quarter of 2011 compared to the same period in 2010. The most significant components comprising the total Company’s non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income increased $2.0 million, or 35%, for the second quarter of 2011 compared to the same period in 2010.

During the second quarter of 2011, primarily as a result of positive growth developments within the loan portfolio, the Bank reversed its previous decision to hold the majority of the securities purchased in the first quarter of 2011 and sold securities with an amortized cost of $132 million from this group.  As a result, much of the anticipated increase in net interest income that the Bank was expecting to receive from the February securities’ purchases was instead realized in the form of a gain on sale of investments. Management does anticipate making additional securities purchases in the third quarter of 2011 to combat contraction in its net interest margin. Management expects these securities to have a longer modified duration than its  current portfolio but a shorter modified duration than the previously discussed investments that were sold during the quarter. As a result of market conditions at the time of sale, the Bank recorded a pre-tax gain on sale of $1.9 million.

Service charges on deposit accounts decreased $247,000, or 6%, during the second quarter of 2011 compared to the same period in 2010. The decrease was primarily the result of the continued general decline in consumer overdraft activity that the Bank, and the banking industry as a whole, has experienced the past several years. In addition, further contributing to this general decline in consumer overdraft activity, were the amended Regulation E (“Reg E”) guidelines which took effect on August 15, 2010. The amended Reg E guidelines prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer affirmatively consents, or opts in, to the overdraft service for those types of transactions.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Bank estimates that it has historically earned more than 60% of its overdraft related fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the second quarters of 2011 and 2010 were $2.6 million and $2.9 million. The total net daily overdraft charges included in interest income for the second quarter of 2011 and 2010 was $467,000 and $558,000, respectively.

In November 2010, the FDIC issued its final guidance on Automated Overdraft payment programs which will require FDIC regulated banks to implement and maintain robust oversight of these programs. The new guidance, as interpreted, will have a material adverse effect on the Bank’s net income. This guidance states, “the FDIC expects institutions to implement effective compliance and risk management systems, policies, and procedures to ensure that institutions manage any overdraft payment programs in accordance with the 2005 Joint Guidance on Overdraft Protection Programs (FIL-11-2005) and the FRB November 12, 2009 amendments to Regulation E, to avoid harming consumers or creating other compliance, operational, financial, reputational or other risks. As changes are made to overdraft payment programs in response to regulatory developments or to implement additional recommendations, institutions are reminded to ensure that customer communications (e.g. agreements, correspondence, marketing materials, etc.) are updated accordingly, present information accurately and are not misleading.”

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

Positive CRA consideration will continue to be provided for responsible transaction accounts, and affordable small-dollar loan programs or other lower cost credit alternatives, particularly for low- and moderate-income consumers.”

Management implemented these guidelines effective July 1, 2011.  These guidelines are expected to have a negative impact on the Bank’s net income in 2011 and beyond. Because of the large number of changes required by the guidelines, management is unable to determine precisely how negative the individual and collective impact of these changes will be.

As a result of the continued decline in service charges on deposits and a further anticipated decline as a result of the new FDIC guidelines, the Bank will be instituting a new fee structure for its checking account products during the third quarter of 2011. The new product design will be implemented on July 1, 2011 for any newly opened accounts. On August 1, 2011 the Bank will convert the substantial majority of its existing checking accounts into new product types with new fee structures. The goal of the new fee structure, in the short-term, is to reverse the trend of declining service charges on deposits. In the long-term, the Bank hopes that the new fee structure, in combination with growth in the Bank’s checking account base, will allow the service charges on deposits category to grow once again. The overall results of the new fees will be highly dependent on consumer deposit balances and overall customer acceptance of the new fees. A lack of customer acceptance of the new account fees resulting in a significant decline in the number of consumer deposit accounts could have a material negative impact on the Bank’s future deposit fee income.

TRS segment

TRS non interest income increased $1.5 million, or 30%, during the second quarter of 2011 compared to the same period in 2010 due to the increase volume of net ERC/ERD’s.

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

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $479,000 during the second quarter of 2011 compared to the same period in 2010. Mortgage banking income was negatively impacted by a decline in secondary market loan volume during the second quarter of 2011 as mortgage originations were generally down across the industry. During the second quarter of 2011, Republic originated for sale $26 million of fixed rate residential real estate secondary market loans compared to $65 million originated for sale during the same period in 2010.

Non-interest Expenses (Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010)

Non-interest expenses increased $3.9 million, or 16%, during the second quarter of 2011 compared to the same period in 2010. Approximately $3.4 million of the increase related to TRS while $500,000 related to the Company’s other business operating segments. The most significant components comprising the change in non-interest expense were as follows:

Traditional Banking segment

Debit card interchange expense increased $315,000 during the second quarter of 2011 compared to 2010. This increase resulted from the expiration of credits received by Republic during 2010 as compensation for a billing disagreement with the Bank’s third party processor.

TRS segment

FDIC insurance expense associated with TRS increased $430,000 during the second quarter of 2011 compared to the same period in 2010 related primarily to a higher assessment rate levied against RB&T by the FDIC for factors specific to RB&T.

Legal expense at TRS increased $629,000 during the second quarter of 2011 compared to the second quarter of 2010. The increase in legal expense was directly related to RB&T’s on-going regulatory actions with the FDIC. Management estimates that legal expenses in 2011 related to the FDIC’s on-going regulatory action will be between $2 million and $3 million if the legal proceedings continue throughout the year. If these actions continue throughout all of 2012, management believes that the overall legal fees particular to these issues could approach $5 million. At this time, management is uncertain how long the overall proceedings will take to be resolved.

During the second quarter of 2011, the FDIC proposed the assessment of a $2 million Civil Money Penalty (“CMP”) against RB&T as part of the Amended Notice. Management believes the charges, which resulted in the proposed assessment of the CMP, are without merit. RB&T is appealing the CMP as part of the ALJ hearing process with the FDIC.  Historically, ALJs and the FDIC Board of Directors have found in favor of the FDIC in such proceedings. As a result, management believes the ultimate payment of all or a material portion of the CMP is probable, and as such, RB&T recorded a $2 million liability as of June 30, 2011.

OVERVIEW (Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010)

Net income for the six months ended June 30, 2011 was $80.1 million, representing an increase of $27.1 million, or 51%, compared to the same period in 2010. Diluted earnings per Class A Common Share increased to $3.82 for the six months ended June 30, 2011 compared to $2.54 for the same period in 2010. General highlights for the six months ended June 30, 2011 by business operating segment are detailed below. Additional discussion follows under the section titled “Results of Operations.”

Traditional Banking segment (First Six Months Highlights)

●	Net income increased $3.1 million, or 47%, for the first six months 2011 compared to the same period in 2010.

●
Net interest income decreased $2.5 million, or 5%, for the first six months of 2011 to $51.5 million. The Traditional Banking segment net interest margin declined 28 basis points for the same periods to 3.42%.

●	Provision for loan losses was $4.9 million for the six months ended June 30, 2011 compared to $7.8 million for the same period in 2010.

●	Total non-interest income increased $1.6 million, or 14%, for the first six months of 2011 compared to the same period in 2010.

●	During the second quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $132 million, resulting in a pre-tax gain of $1.9 million.

●	Total non-interest expense decreased $2.5 million, or 5%, during the first six months of 2011 compared to the first six months of 2010.

●	Total non-performing loans to total loans for the Traditional Banking segment decreased to 1.28% at June 30, 2011, from 1.30% at December 31, 2010 and 1.71% at June 30, 2010.

●	During the second quarter of 2011, the Bank purchased commercial real estate loans with a face amount of approximately $37 million at a 13% discount to par.

●
During the second quarter of 2011, the Bank entered into a definitive agreement to sell its only banking center located in Bowling Green, Kentucky. Management believes the transaction is immaterial to the Bank’s on-going operations. For additional information see section titled “Recent Developments” above.

●	The Bank launched its Warehouse Lending division during the quarter and had $6 million in loans outstanding at June 30, 2011.

Tax Refund Solutions (“TRS”) segment (First Six Months Highlights)

●	The total dollar volume of tax refunds processed during the 2011 tax season increased $1.7 billion, or 17%, over the 2010 tax season.

●	Total RAL dollar volume decreased from $3.0 billion during the 2010 tax season to $1.0 billion during the 2011 tax season.

●	Net income increased $24.7 million, or 54%, for the first six months of 2011 compared to the same period in 2010.

●	Net interest income increased $8.4 million, or 17%, for the first six months of 2011 compared to the same period in 2010.

●	TRS recorded a provision for loan losses of $12.7 million for the first six months of 2011, compared to $12.0 million for the same period in 2010.

●	TRS posted non-interest income of $88.0 million for the first six months of 2011 compared to $58.5 million for the same period in 2010.

●	During the second quarter of 2011, RB&T recorded a $2 million liability within the TRS segment related to the assessment of a Civil Money Penalty by the FDIC against RB&T.

For additional discussion regarding TRS, see the following sections:

Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Deposits”
o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Regulatory Matters”
Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
Part II Item 1A “Risk Factors”

Mortgage Banking segment (First Six Months Highlights)

●	Within the Mortgage Banking segment, mortgage banking income decreased $675,000 during the first six months of 2011 compared to the same period in 2010.

●
Mortgage banking income was negatively impacted by a decline in secondary market loan volume during the first six months of 2011. During the first six months of 2011, Republic originated for sale $53 million of fixed rate residential real estate secondary market loans compared to $114 million during the same period in 2010.

RESULTS OF OPERATIONS (Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010)

Net Interest Income

Banking results of operations are primarily dependent upon net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits, securities sold under agreements to repurchase and FHLB advances. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Total Company net interest income increased $5.9 million, or 6%, for the first six months of 2011 compared to the same period in 2010. The total Company net interest margin increased 75 basis points to 6.48% for the same period. The most significant components affecting the total Company’s net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased $2.5 million, or 5%, for the first six months of 2011 compared to 2010. The Traditional Banking net interest margin declined 28 basis points for the same period to 3.42%. The decrease in net interest income was due primarily to a greater degree of downward repricing earning assets, as compared to interest bearing liabilities, as well as a decrease in the average balances of the Bank’s higher-yielding earning assets.

Prior to the first quarter of 2011, the Bank’s general investment strategy was largely to not reinvest the cash it had been receiving from its loan and investment paydowns and pay-offs into assets with longer-term repricing horizons due to market projections of interest rate increases in the future. As a result, much of the cash the Bank received from paydowns during the previous two years had been reinvested into short-term, lower yielding investments, which had greatly improved the Bank’s risk position from future interest rate increases, while negatively impacting then-current earnings. This conservative investment strategy, which involved minimal credit risk and minimal interest rate risk, lead the Bank to hold a significant sum of cash at the Federal Reserve Bank (“FRB”) for much of the previous two years.

In February 2011, the Bank modified its conservative investment strategy, taking on more interest rate risk by reinvesting a portion of its excess cash into longer-term investment securities, thus increasing its projected net interest income and net interest margin for the near-term. The Bank made this revision to its conservative strategy, in large part, due to the on-going contraction of its net interest margin resulting from continued paydowns in its loan portfolio and the large amount of cash on hand earning 0.25%. Altogether, the Bank purchased approximately $150 million of agency notes and mortgage-backed securities during the first quarter of 2011 with an initial weighted average yield of 3.61% and a weighted average duration of 6.5 years.

During the second quarter of 2011, primarily as a result of positive growth developments within the loan portfolio, the Bank reversed its previous decision to hold the majority of the securities purchased in the first quarter of 2011 and sold securities with an amortized cost of $132 million from this group. As a result, much of the anticipated increase in net interest income that the Bank was expecting to receive from the February securities’ purchases was instead realized in the form of a gain on sale of investments. Management does anticipate making additional securities purchases in the third quarter of 2011 to combat contraction in its net interest margin. Management expects these securities to have a longer modified duration than its current portfolio but a shorter modified duration than the previously discussed investments that were sold during the second quarter. For further discussion regarding the sale of securities see section titled “Non Interest Income”.

In addition to the activity noted within its securities portfolio, the Bank also finalized the purchase of approximately $37 million of commercial real estate loans at a 13% discount during June 2011 in order to offset on-going contraction in its net interest margin. These loans have a weighted average life of approximately seven years with an expected yield of 8.28%. For further discussion, see the section titled “Loan Portfolio” under “Comparison of Financial Condition at June 30, 2011 and December 31, 2010.”

Management expects to continue to experience downward repricing in its loan and investment portfolios. This downward repricing will continue to cause compression in Republic’s net interest income and net interest margin. Additionally, because the Federal Funds Target rate (“FFTR”) (the index which many of the Bank’s short-term deposit rates track) has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the Federal Open Markets Committee (“FOMC”) of the FRB are possible, exacerbating the compression to the Bank’s net interest income and net interest margin caused by its repricing loans and investments. The Bank is unable to precisely determine the ultimate negative impact to the Bank’s net interest spread and margin in the future because several factors remain unknown at this time, such as future demand for financial products and the overall future need for liquidity, among many other factors.

TRS segment

Net interest income within the TRS segment increased $8.4 million, or 17%, for the first six months of 2011 compared to the same period in 2010. The increase in TRS net interest income was primarily due to a $7.6 million, or 15%, increase in RAL fee income. As stated previously in this filing, RB&T, among other things, increased its RAL pricing to mitigate the anticipated increase in provision for loan losses for RALs resulting from the loss of the DI from the IRS. The revised pricing resulted in an increase in yield for the RAL product. Partially offsetting the increase in interest income from the higher yield on RALs was a reduction to interest income resulting from a decline in the total dollar amount of RALs originated. The decline in the dollar volume of RALs originated occurred as a result of RB&T’s maximum individual RAL offering amount being lowered to $1,500.

TRS net interest income continued to benefit from low funding costs during 2011. Average brokered deposits outstanding utilized to fund RALs during the first six months of 2011 and 2010 were $212 million and $551 million with a weighted average cost of 0.41% and 0.53%, respectively. As a result, interest expense for the TRS segment was $455,000 for the first six months of 2011, a decrease of $935,000, or 67%, from the same period in 2010.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Interest Rate Sensitivity for 2011” in this section of the filing.

Table 4 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the six month periods ended June 30, 2011 and 2010. Table 5 provides an analysis of total Company changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 4 – Total Company Average Balance Sheets and Interest Rates for the Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$633,679	$8,305	2.62%	$495,561	$8,084	3.26%
Tax exempt investment securities(1)(4)	-	-	0.00%	324	10	9.50%
Federal funds sold and other interest-earning deposits	537,611	773	0.29%	667,677	831	0.25%
Refund Anticipation Loan fees(2)	59,730	59,131	197.99%	201,218	51,554	51.24%
Traditional Bank loans and fees(2)(3)	2,186,124	58,873	5.39%	2,294,568	63,637	5.55%

Total interest-earning assets	3,417,144	127,082	7.44%	3,659,348	124,116	6.78%

Less: Allowance for loan losses	32,694			30,482

Non interest-earning assets:
Non interest-earning cash and cash equivalents	160,847			54,441
Premises and equipment, net	36,899			38,672
Other assets(1)	58,575			67,145
Total assets	$3,640,771			$3,789,124

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$348,386	$260	0.15%	$291,305	$285	0.20%
Money market accounts	695,733	1,225	0.35%	611,074	1,505	0.49%
Time deposits	274,444	2,231	1.63%	338,947	3,107	1.83%
Brokered money market and brokered CD's	352,937	1,494	0.85%	688,325	2,523	0.73%

Total deposits	1,671,500	5,210	0.62%	1,929,651	7,420	0.77%

Securities sold under agreements to repurchase and
other short-term borrowings	295,957	424	0.29%	317,207	484	0.31%
Federal Home Loan Bank advances	544,886	9,390	3.45%	583,129	10,036	3.44%
Subordinated note	41,240	1,258	6.10%	41,240	1,251	6.07%

Total interest-bearing liabilities	2,553,583	16,282	1.28%	2,871,227	19,191	1.34%

Non interest-bearing liabilities and Stockholders' equity
Non interest-bearing deposits	606,906			499,843
Other liabilities	52,948			66,440
Stockholders' equity	427,334			351,704
Total liabilities and stock-holders' equity	$3,640,771			$3,789,214

Net interest income		$110,800			$104,925

Net interest spread			6.16%			5.44%

Net interest margin			6.48%			5.73%
__________________________
(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC topic 320 “Investments – Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $60.4 million and $53.3 million for the six months ended June 30, 2011 and 2010.
(3)	Average balances for loans include the principal balance of non accrual loans and loans held for sale.
(4)	Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

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

Table 5 – Total Company Volume/Rate Variance Analysis for the Six Months Ended June 30, 2011 and 2010

		Six Months Ended June 30, 2011
		Compared to
		Six Months Ended June 30, 2010

		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$221	$1,994	$(1,773)
Tax exempt investment securities	(10)	(10)	-
Federal funds sold and other interest-earning deposits	(58)	(176)	118
Refund Anticipation Loan fees	7,577	(56,716)	64,293
Traditional Bank loans and fees	(4,764)	(2,953)	(1,811)

Net change in interest income	2,966	(57,861)	60,827

Interest expense:

Transaction accounts	(25)	50	(75)
Money market accounts	(280)	189	(469)
Time deposits	(876)	(549)	(327)
Brokered money market and brokered CDs	(1,029)	(1,374)	345
Securities sold under agreements to repurchase and
other short-term borrowings	(60)	(31)	(29)
Federal Home Loan Bank advances	(646)	(659)	13
Subordinated note	7	-	7

Net change in interest expense	(2,909)	(2,374)	(535)

Net change in net interest income	$5,875	$(55,487)	$61,362

Provision for Loan Losses (Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010)

The Company recorded a provision for loan losses of $17.6 million for the first six months of 2011, compared to $19.8 million for the same period in 2010. The significant components comprising the Company’s provision for loan losses were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during the first six months of 2011 was $4.9 million, a $2.9 million decline from the first six months of 2010. The decrease in the provision for the first six months of the year was generally attributable to an overall improvement in the Company’s credit quality metrics and better charge-off experience. More specifically, as part of its on-going classified asset analysis, the Bank recorded additional provisions of $2.7 million related to 17 specifically reviewed “substandard” commercial relationships during the first six months of 2011 (substantially all in the first quarter) compared to $3.4 million related to 22 relationships during the first six months of 2010. Included in the $2.7 million provision for “substandard” commercial relationships for the first six months of 2011 was $1.3 million for one large commercial real estate relationship.

Another contributing factor to the Bank’s reduced provision expense was a decline of $200,000 for required provisions in the Bank’s classified retail and small dollar commercial loans from the first six months of 2010 to the first six months of 2011. The overall reduction in expense within this category was related to a decline in non-accrual loans and loans past due 90-days-or-more, which was substantially offset by a provision allocation for one large residential real estate relationship recorded during the first quarter of 2011. This residential real estate loan relationship was allocated a reserve of $1.0 million due to its delinquent status and an updated appraisal for the property indicating a potential shortfall. This credit was modified as a TDR to lower the borrower’s monthly payment, thus allowing the borrower time to market the property via a more manageable monthly payment. Through June 30, 2011, the borrower is paying according to the newly modified terms.

Additionally, during the first six months of 2010 (substantially all in the first quarter), the Bank increased its allowance for loan losses by $1.3 million for quantitative and qualitative adjustments to its historical loss percentages for its general formula reserves across substantially all loan categories. In particular, the Bank increased its general reserves associated with its home equity portfolio due to higher historical loss percentages and declining residential real estate values. As real estate values and historical loss percentages have remained relatively stable during the first six months of 2011, the Bank has not made any additional material qualitative or quantitative adjustments to its historical loss percentages.

In addition to the factors noted above, the Bank also recorded $700,000 more in credits to its provision for loan losses for recoveries of previously charged off loans during the first six months of 2011 than it did during the same period in 2010. Annualized net charge-offs as a percentage of average loans within the Traditional Banking segment were 0.19% for the first six months of 2011 compared to 0.35% for the same period in 2010. This equated to a $1.9 million reduction in net charge-offs for the first six months of 2011 as compared to 2010. As a percentage of total loans, the Traditional Banking allowance for loan losses increased to 1.17% at June 30, 2011 compared to 1.06% at December 31, 2010. Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2011. See section titled “Asset Quality” for additional discussion of the Bank’s delinquent and non-performing loans.

TRS segment

Substantially all RALs issued by RB&T each year are made during the first quarter. RALs are generally repaid by the IRS or applicable taxing authority within two weeks of origination. Losses associated with RALs result from the IRS not remitting taxpayer refunds to RB&T associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud which are identified through IRS audits resulting from revenue protection strategies. In addition, RB&T also incurs losses as a result of tax debts not previously disclosed during its underwriting process.

At March 31st of each year, RB&T has historically reserved for its estimated RAL losses for the year based on current and prior-year funding patterns, information received from the IRS on current year payment processing, projections using the RB&T’s internal RAL underwriting criteria applied against prior years’ customer data, and the subjective experience of RB&T management. RALs outstanding 30 days or longer are charged off at the end of each quarter with subsequent collections recorded as recoveries. Since the RAL season is over by the end of April of each year, essentially all uncollected RALs are charged off by June 30th of each year, except for those RALs management deems certain of collection.

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

While underwriting for RALs involves several individual components, the DI has historically represented a significant part of the overall underwriting for the product. To mitigate the loss of the DI in 2011, RB&T modified its underwriting and application requirements to approve fewer RALs, significantly reduced the maximum RAL amount to $1,500 for individual customers and raised its offering price to the consumer. As compared to prior years, during 2011, RB&T estimated a higher provision for loan losses as a percentage of total RALs originated, primarily as a result of the loss of the DI. Due to the elimination of the DI, more of the RB&T’s estimated RAL losses in 2011 resulted from refunds being retained by the IRS to satisfy federal delinquent debts as compared to prior years when the vast majority of its RAL losses were the result of revenue protection strategies by the IRS.

As of June 30, 2011 and 2010, $15.5 million and $14.5 million of total RALs originated remained uncollected, representing 1.49% and 0.48% of total gross RALs originated during the respective tax years by RB&T. Substantially all of these loans were charged off as of June 30, 2011 and 2010. Management expects the actual loan loss rate realized for TRS will be less than the current RALs outstanding beyond their expected funding date from the IRS because RB&T will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the RALs. Management’s estimate of current year losses combined with recoveries of previous years’ RALs during the period, resulted in a net provision for loan loss expense of $12.7 million and $12.0 million for TRS during the six months ended June 30, 2011 and 2010, respectively.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 6 – Summary of Loan Loss Experience

	Six Months Ended
	June 30,
(dollars in thousands)	2011	2010
Allowance for loan losses at beginning of period	$23,079	$22,879
Charge offs:
Real Estate:
Residential	(1,134)	(950)
Commercial	(719)	(901)
Construction	(53)	(516)
Commercial	(100)	(140)
Warehouse lines of credit	-	-
Consumer	(537)	(613)
Home Equity	(624)	(1,274)
Tax Refund Solutions	(15,478)	(17,999)
Total	(18,645)	(22,393)
Recoveries:
Real Estate:
Residential	117	35
Commercial	242	35
Construction	105	-
Commercial	119	21
Warehouse lines of credit	-	-
Consumer	453	295
Home Equity	76	12
Tax Refund Solutions	2,742	6,005
Total	3,854	6,403

Net loan charge offs/recoveries	(14,791)	(15,990)
Provision for loan losses	17,643	19,770
Allowance for loan losses at end of period	$25,931	$26,659

Ratios:
Allowance for loan losses to total loans	1.17%	1.21%
Allowance for loan losses to total loans - Traditional Banking segment	1.17%	1.21%
Allowance for loan losses to non performing loans	91%	71%
Allowance for loan losses to non performing assets	64%	61%
Annualized net loan charge offs to average loans
outstanding	1.32%	1.28%
Annualized net loan charge offs to average loans
outstanding - Traditional Banking segment	0.19%	0.35%

Non-interest Income (Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010)

Non interest income increased $30.5 million, or 42%, for the first six months of 2011 compared to the same period in 2010. The most significant components comprising the total Company’s non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income increased $1.6 million, or 14%, for the first six months of 2011 compared to the same period in 2010.

During the second quarter of 2011, primarily as a result of positive growth developments within the loan portfolio, the Bank reversed its previous decision to hold the majority of the securities purchased in the first quarter of 2011 and sold securities with an amortized cost of $132 million from this group. As a result, much of the anticipated increase in net interest income that the Bank was expecting to receive from the February securities’ purchases was instead realized in the form of a gain on sale of investments. Management does anticipate making additional securities purchases in the third quarter of 2011 to combat contraction in its net interest margin. Management expects these securities to have a longer modified duration than its current portfolio but a shorter modified duration than the previously discussed investments that were sold during the quarter. As a result of market conditions at the time of sale, the Bank recorded a pre-tax gain on sale of $1.9 million.

Service charges on deposit accounts decreased $695,000, or 9%, during the first six months of 2011 compared to the same period in 2010. Approximately $261,000 of this decrease was related to the discontinuation of the Bank’s Currency Connection card product, which was substantially completed by the end of the first quarter of 2010. The remaining decrease is the result of the continued general decline in consumer overdraft activity that the Bank, and the banking industry as a whole, has experienced the past several years. In addition, further contributing to this general decline in consumer overdraft activity, were the amended Regulation E (“Reg E”) guidelines which took effect on August 15, 2010. The amended Reg E guidelines prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer affirmatively consents, or opts in, to the overdraft service for those types of transactions.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Bank estimates that it has historically earned more than 60% of its overdraft related fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the first six months of 2011 and 2010 were $4.9 million and $5.5 million. The total net daily overdraft charges included in interest income for the first six months of 2011 and 2010 was $827,000 and $1.1 million, respectively.

For additional discussion regarding new FDIC guidelines associated with banks’ overdraft honor programs and the Bank’s new fee structure regarding its checking account base, see section titled “Non Interest Income” for the three months ended June 30, 2011 and 2010.

TRS segment

TRS non interest income increased $29.5 million, or 51%, during the first six months of 2011 compared to the same period in 2010. Net ERC/ERD fees increased $29.4 million for the first six months of 2011 primarily attributable to the overall increase in volume at TRS during the tax season. ERC/ERD fee income was positively impacted by a 63% increase in the number of ERCs/ERDs processed resulting from a shift in business to higher volume tax preparation offices. Each year, RB&T performs an annual review of its third-party tax preparation offices looking to replace stores which may display any of the following characteristics: low overall product volume, RAL loan loss rates above an acceptable threshold, or lower than acceptable scores for RB&T’s audit and compliance reviews. During the current 2011 tax season, RB&T shifted a large number of its lower volume JH offices into higher volume JH offices, keeping its overall office count with JH the same as the previous year, while significantly increasing ERC/ERD volume.

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

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $675,000 during the first six months of 2011 compared to the same period in 2010. Mortgage banking income was negatively impacted by a decline in secondary market loan volume during the first six months of 2011, as mortgage originations were generally down across the industry. During the first six months of 2011, Republic originated for sale $53 million of fixed rate residential real estate secondary market loans compared to $114 million originated for sale during the same period in 2010.

Non-interest Expenses (Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010)

Non-interest expenses decreased $4.4 million, or 6%, during the first six months of 2011 compared to the same period in 2010. Approximately $2.5 million of the decrease related to TRS while $1.9 million related to the Company’s other business operating segments. The most significant components comprising the change in non-interest expense were as follows:

Traditional Banking segment

During the first quarter of 2010, the Bank prepaid $87 million in FHLB advances that were originally scheduled to mature between April 2010 and January 2011. These advances had a weighted average cost of 3.48%. The Bank incurred $1.5 million in early termination penalties in connection with this transaction but saved approximately $1.6 million in total interest expense on its FHLB advances during 2010 and the first six months of 2011, netting the Bank a combined overall savings of approximately $91,000 as a result of the transaction with a net $46,000 of that savings occurring during 2010.

TRS segment

Marketing expense at TRS decreased $7.5 million due to the modification of RB&T’s contracts with JH, which eliminated a large fixed fee for marketing that RB&T was charged as part of the contracts. The elimination of this fee did not impact the overall financial results of operations for TRS, as this decrease was offset by the elimination of certain fees charged by RB&T, which substantially offset the fixed fee.

FDIC insurance expense increased $901,000 during the first six months of 2011 compared to the same period in 2010 related primarily to a higher assessment rate levied against RB&T by the FDIC for items specific to RB&T.

Bank Franchise tax expense represents taxes paid to different state taxing authorities based on capital. The substantial majority of the Company’s Bank Franchise expense is paid to the Commonwealth of Kentucky. Bank Franchise expense related to the TRS segment increased $398,000 compared to the first six months of 2010, primarily due to an increase in capital associated with higher earnings at TRS.

Legal expense at TRS was $1.4 million for the first six months of 2011 compared to $180,000 for the first six months of 2010. The increase in legal expense was directly related to RB&T’s on-going regulatory actions with the FDIC. Management estimates that legal expenses in 2011 related to the FDIC’s on-going regulatory action will be between $2 million and $3 million if the legal proceedings continue throughout the year. If these actions continue into 2012, management believes that the overall legal fees particular to these issues could approach $5 million. At this time, management is uncertain how long the overall proceedings will take to be resolved.

During the second quarter of 2011, the FDIC proposed the assessment of a $2 million Civil Money Penalty (“CMP”) against RB&T as part of the Amended Notice. Management believes the charges, which resulted in the proposed assessment of the CMP, are without merit. RB&T is appealing the CMP as part of the ALJ hearing process with the FDIC.  Historically, ALJs and the FDIC Board of Directors have found in favor of the FDIC in such proceedings. As a result, management believes the ultimate payment of all or a material portion of the CMP is probable, and as such, RB&T recorded a $2 million liability as of June 30, 2011.

Charitable contribution expense totaled $4.9 million and $4.7 million at TRS for the first six months of 2011 and 2010, respectively. Due to the financial success the Company achieved in the first six months of 2011 and 2010, Republic made a $5 million contribution in each year to the Republic Bank Foundation, which was formed in 2010 to support charitable, educational, scientific and religious organizations throughout communities in Kentucky, Indiana, Ohio and Florida. The Company allocated the cost of this contribution to its operating segments using a formula based on pre-tax profits.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2011 AND DECEMBER 31, 2010

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $130 million in cash and cash equivalents at June 30, 2011 compared to $786 million at December 31, 2010. During the fourth quarter of 2010, RB&T accumulated cash via brokered certificates of deposits totaling $562 million in preparation for the first quarter 2011 tax season. For cash held at the Federal Reserve, the Bank earns a yield of 0.25%. For all other cash held within the Bank’s branch and ATM networks, the Bank does not earn interest.

The Bank has been able to purposely reduce its excess cash, in general, through a number of strategies it has deployed during 2011. These strategies include retaining fixed rate loans that the Bank has historically sold into the secondary market, purchasing investment securities, purchasing commercial real estate loans, paying down excess FHLB borrowings and further reducing offering rates on CD products. These strategies were implemented to improve the Bank’s net interest margin and net interest income.

During April of 2011, the Bank elected to sell available for sale investment securities with an amortized cost of $132 million, thus increasing its cash on hand at June 30, 2011. The Bank expects to redeploy a significant portion of that cash during the third quarter of 2011 into additional investment securities with a shorter duration.

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $45 million during 2011 to $2.2 billion at June 30, 2011. In order to combat a declining net interest margin, the Bank purchased commercial real estate loans with a face amount of approximately $37 million at a 13% discount to par. These loans have a weighted average life of approximately seven years with an expected yield of 8.28%.

In addition to the increase in net loans resulting from the commercial real estate loan purchase, the Bank also experienced an increase in its internally-originated loan portfolio for the first six months of 2011, with the majority of this increase occurring in the second quarter of the year. The owner-occupied residential real estate portfolio grew $18 million during the first six months of the year as the Bank retained $11 million of 15- and 30-year fixed rate loans that it has traditionally sold into the secondary market. In addition to the growth resulting from the previously discussed commercial real estate loan purchase, the commercial real estate portfolio experienced bank-originated growth of $17 million, primarily resulting from five large loans totaling $12 million originated during the year. Furthermore, the Bank experienced growth of $6 million related to the start-up of its new warehouse lending division.

The composition of loans classified within the allowance for loan losses follows:

Table 7 – Classified Assets
(in thousands)	June 30, 2011	December 31, 2010

Loss	$-	$-
Doubtful	-	-
Substandard	52,196	38,245
Special mention	40,376	54,254

Total	$92,572	$92,499

Asset Quality

The Bank maintains a “watch list” of commercial, commercial real estate loans and large single family residential and home equity loans. The Bank reviews and monitors these loans on a regular basis. Generally, assets are designated as “watch list” loans to ensure more frequent monitoring. Watch list loans are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is generally downgraded and often placed on non-accrual status.

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

Consumer loans are reviewed periodically and generally charged off when the loans reach 120 days past due or at any earlier point the loan is deemed uncollectible. RALs originated by RB&T are generally repaid by the IRS within two weeks. RALs outstanding 30 days or longer are charged off at the end of the first quarter each year with substantially all other RALs, except for those RALs management deems certain of collection, charged off by June 30th of each year. Subsequent collections of RALs are recorded as recoveries.

The following table details the Bank’s non-performing assets and select non-performing loan ratios:

Table 8 – Non-performing Loans and Non-performing Assets

(dollars in thousands)	June 30, 2011	December 31, 2010

Loans on non-accrual status (1)	$28,499	$28,317
Loans past due 90 days or more and still on accrual	-	-

Total non-performing loans	28,499	28,317
Other real estate owned	12,012	11,969
Total non-performing assets	$40,511	$40,286

Non-performing loans to total loans	1.28%	1.30%
Non-performing loans to total loans - Traditional Banking	1.28%	1.30%
Non-performing assets to total loans (including OREO)	1.81%	1.84%
______________________
(1)	Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Approximately $15 million of Republic’s total non-performing loans are in the residential real estate category with the underlying collateral located in the Bank’s primary market area of Kentucky as of June 30, 2011. The Bank does not consider any of these loans to be “sub-prime.” Residential real estate values in Kentucky have generally performed better than the national average, and as a result, losses from these loans have been minimal in relation to the size of the Bank’s residential real estate loan portfolio.

Approximately $9 million of Republic’s total non-performing loans are in the commercial real estate and real estate construction loan portfolios as of June 30, 2011. These loans are secured primarily by commercial properties. In addition to the primary collateral, the Bank also obtained in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences.

The composition of non-performing loans follows:

Table 9 – Non-performing Loan Composition

(in thousands)	June 30, 2011	December 31, 2010

Residential real estate	$15,207	$15,236
Commercial real estate	5,371	6,265
Real estate construction	4,060	3,682
Commercial	294	323
Home equity	3,497	2,734
Consumer	70	77

Total non-performing loans	$28,499	$28,317

Based on the Bank’s review of the large individual non-performing commercial credits, as well as its migration analysis for its single 1-4 family residential real estate non-performing portfolio, management believes that its reserves as of June 30, 2011, are adequate to absorb probable losses on these loans.

Approximately $11.8 million in non-performing loans at December 31, 2010, were removed from the non-performing loan classification during the first six months 2011. Approximately $1.5 million, or 13%, of these loans were removed from the non-performing category because they were charged-off. Approximately $4.6 million, or 39%, in loan balances were transferred to other real estate owned (“OREO”) with $4.7 million refinanced at other financial institutions. The remaining $1.0 million was returned to accrual status for performance reasons.

The following table details the activity of the Bank’s non-performing loans:

Table 10 – Non-performing Loan Activity

(in thousands)

Non-performing loans at January 1, 2011	$28,317
Loans added to non-performing status	12,492
Loans removed from non-performing status	(11,757)
Principal paydowns	(553)

Non-performing loans at June 30, 2011	$28,499

Delinquent Loans

As detailed in the table below, at June 30, 2011 the heaviest concentration of past due loans was in the real estate construction category which was primarily comprised of two large commercial land development relationships, one of which went past due for the first time during the second quarter of 2011.

Table 11 – Past Due Loans to Total Loans by Loan Type (1)

	June 30, 2011	December 31, 2010

Residential real estate	1.33%	1.54%
Commercial real estate	0.39%	0.88%
Real estate construction	12.03%	3.36%
Commercial	0.32%	0.06%
Consumer	1.57%	1.70%
Home equity	1.13%	0.84%

Total portfolio	1.27%	1.24%

__________________
(1) – Represents total loans over 30 days past due divided by total loans.

Impaired Loans and TDRs

Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $57 million at June 30, 2011 compared to $45 million at December 31, 2010.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of June 30, 2011, the Bank had $35 million in TDRs, of which $16 million were on nonaccrual status. As of December 31, 2010, the Bank had $38 million in TDRs, of which $10 million were on nonaccrual status.

See Footnote 3 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Deposits

Total deposits decreased $517 million from December 31, 2010 to $1.8 billion at June 30, 2011. Interest-bearing deposits decreased $568 million, or 29%, while non-interest bearing deposits increased $51 million, or 16%, from December 31, 2010 to June 30, 2011.

The decline in interest-bearing accounts was heavily concentrated in the brokered certificates deposit category. Brokered certificates of deposit decreased $561 million during 2011 to $127 million at June 30, 2011. During the fourth quarter of 2010, RB&T acquired approximately $562 million in brokered certificates of deposits to be utilized in the first quarter of 2011 to fund RALs. These deposits had a weighted average cost of 0.42% with an average life of three months.

Approximately $17 million of the increase within the non-interest bearing category was from one large commercial relationship which had a $50 million CD mature during the year. This client deposited all of the funds from its matured CD into its non-interest bearing operating account for a brief period of time until it moved $33 million out of the Bank prior to the end of the second quarter.  The remaining increase within the non-interest bearing category was primarily from growth in loan escrow balances and the Bank’s treasury management transaction account base.

Excluding brokered deposits obtained to fund TRS, interest bearing deposits increased $86 million. Approximately $65 million of this increase came from five relationships, with $39 million of that growth resulting from one existing relationship. The majority of the overall increase in interest bearing deposits was concentrated in the Bank’s Premier First Money Market product. At this time, the Bank is uncertain as to how long these deposits will remain with the Bank. If and when the economy further improves, management believes it is likely that a large portion of these balances could exit the Bank as the clients’ business and investing prospects improve. The growth in these relationships more than offset the decline in interest bearing deposits resulting from the previously mentioned maturity of the $50 million CD.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings decreased $101 million, or 32%, during 2011. All of these accounts require security collateral on behalf of Republic. The substantial majority of these accounts are indexed to immediately repricing indices such as the FFTR. Based on the transactional nature of the Bank’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis. Approximately $62 million of the decrease for the first six months of 2011 was attributable to one large treasury management relationship which moved a substantial portion of its balances outside of the Bank. This client’s primary operation account remained with the Bank.

Liquidity

The Bank is significantly leveraged with a loan to deposit ratio (excluding brokered deposits) of 134% at June 30, 2011 and 134% at December 31, 2010. Historically, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At June 30, 2011 and December 31, 2010, Republic had available collateral to borrow an additional $277 million and $192 million, respectively from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions as of June 30, 2011. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

Republic maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At June 30, 2011 and December 31, 2010, these pledged investment securities had a fair value of $372 million and $431 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed.

At June 30, 2011, the Bank had approximately $271 million in large non-sweep deposit relationships that individually exceed $2 million. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The ten largest non sweep deposit relationships represent approximately $184 million of the total balance. If any of these balances are moved from the Bank, the Bank would likely utilize overnight FHLB advances in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

RB&T’s liquidity risk increases significantly during the first quarter of each year due to the RAL program. RB&T has committed to its electronic filer and tax-preparer base that it will make RALs available to their customers under the terms of its contracts with them. This requires RB&T to estimate liquidity, or funding needs for the RAL program, well in advance of the tax season. If management materially overestimates the need for funding during the tax season, a significant expense could be incurred without an offsetting revenue stream. If management materially underestimates its funding needs during the tax season, RB&T could experience a significant shortfall of cash needed to fund RALs and could potentially be required to stop or reduce its RAL originations.

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

For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loans Losses.”

The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Federal and state regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At June 30, 2011, RB&T could, without prior approval, declare dividends of approximately $108 million.

Capital

Total stockholders’ equity increased from $371 million at December 31, 2010 to $446 million at June 30, 2011. The increase in stockholders’ equity was primarily attributable to net income earned during 2011 reduced by cash dividends declared. In addition, stockholders’ equity also increased to a lesser extent from stock option exercises during the period ended June 30, 2011.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OTS. Republic’s average capital to average assets ratio was 11.74% at June 30, 2011 compared to 10.31% at December 31, 2010. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2004, the Bank executed an intragroup trust preferred transaction, with the purpose of providing RB&T access to additional capital markets, if needed, in the future. On a consolidated basis, this transaction has had no impact on the capital levels and ratios of the Bank. The subordinated debentures held by RB&T, as a result of this transaction, however, are treated as Tier 2 Capital based on requirements administered by the Bank’s federal banking agency. If RB&T’s Tier I Capital ratios should not meet the minimum requirement to be well-capitalized, the Bank could immediately modify the transaction in order to maintain its well-capitalized status.

In 2005, Republic Bancorp Capital Trust (“RBCT”), an unconsolidated trust subsidiary of Republic Bancorp, Inc., was formed and issued $40 million in Trust Preferred Securities (“TPS”). The TPS pay a fixed interest rate for ten years and adjust with LIBOR + 1.42% thereafter. The TPS mature on September 30, 2035 and are redeemable at the Bank’s option after ten years. The subordinated debentures are treated as Tier I Capital for regulatory purposes. The sole asset of RBCT represents the proceeds of the offering loaned to Republic Bancorp, Inc. in exchange for subordinated debentures which have terms that are similar to the TPS. The subordinated debentures and the related interest expense, which are payable quarterly at the annual rate of 6.015%, are included in the consolidated financial statements. The proceeds obtained from the TPS offering have been utilized to fund loan growth (in prior years), support an existing stock repurchase program and for other general business purposes such as the acquisition of GulfStream Community Bank in 2006.

The following table sets forth the Company’s risk based capital amounts and ratios as of June 30, 2011 and December 31, 2010:

Table 12 – Capital Ratios

	As of June 30, 2011		As of December 31, 2010
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$492,358	25.13%	$415,992	22.04%
Republic Bank & Trust Co.	440,207	23.39	385,433	21.18
Republic Bank	15,974	21.36	16,160	22.67

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$467,895	23.89%	$394,194	20.89%
Republic Bank & Trust Co.	393,229	20.90	341,077	18.74
Republic Bank	15,039	20.11	15,269	21.42

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$467,895	14.63%	$394,194	12.05%
Republic Bank & Trust Co.	393,229	12.69	341,077	10.75
Republic Bank	15,039	13.33	15,269	14.76

Asset/Liability Management and Market Risk

Asset/liability management control is designed to ensure safety and soundness, maintain liquidity and regulatory capital standards and achieve acceptable net interest income. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. The Bank, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies. Management considers interest rate risk to be Bank’s most significant market risk.

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

The Company did not run a model simulation for declining interest rates as of June 30, 2011 and December 31, 2010, because the FOMC effectively lowered the FFTR between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur. Overall, the indicated change in net interest income as of June 30, 2011 was substantially worse than the indicated change as of December 31, 2010 in an “up” interest rate scenario.

The reason for the deterioration in the Company’s position in an “up” interest rate environment was primarily from the net growth in the securities and loan portfolios during the first six months of 2011, as the assets contributing to this growth were generally redeployed from immediately repricing interest-earning cash balances into assets that have a repricing duration of greater than one year. Because the interest rate sensitivity model measures the impact of changing interest rates to net interest income for the next 12 month period, assets with a repricing duration of greater than one year will negatively impact net interest income in an “up” rate scenario. While this net growth negatively impacted the Company’s interest rate risk position in a rising rate environment, it positively impacted the Company’s current earnings, in the near-term, due to substantial increase in yield for the assets.

The following tables illustrate Republic’s projected net interest income sensitivity profile based on the asset/liability model as of June 30, 2011. The Company’s interest rate sensitivity model does not include loan fees within interest income. During the six months ended June 30, 2011 and 2010, loan fees included in interest income were $60.4 million and $53.3 million, respectively.

Table 13 – Interest Rate Sensitivity for 2011

		Increase in Rates
		100	200	300
(dollars in thousands)	Base	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$47	$34	$60	$87
Investment securities	15,320	19,114	22,022	24,496
Loans, excluding loan fees(1)	116,836	122,047	128,490	136,351
Total interest income, excluding loan fees	132,203	141,195	150,572	160,934

Projected interest expense:
Deposits	7,657	16,660	25,695	34,142
Securities sold under agreements to repurchase	108	2,294	4,481	6,677
Federal Home Loan Bank advances and other
long-term borrowings	18,476	18,873	19,565	19,115
Total interest expense	26,241	37,827	49,741	59,934

Net interest income, excluding loan fees	$105,962	$103,368	$100,831	$101,000
Change from base		$(2,594)	$(5,131)	$(4,962)
% Change from base		-2.45%	-4.84%	-4.68%
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

Notice of Charges for an Order to Cease and Desist and Notice of Hearing

In February 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Notice”) regarding its RAL program. The Notice contends that RB&T’s practice of originating RALs without the benefit of the Debt Indicator (“DI”) from the Internal Revenue Service (“IRS”) is unsafe and unsound. The Notice did not address RB&T’s ERC and ERD products. The Notice initiated an agency adjudication proceeding, In Republic Bank & Trust Company, to determine whether the FDIC should issue a cease and desist order to restrain RB&T’s RAL program. The FDIC had until May 3, 2011 to amend the Notice if it elected to do so. For additional discussion regarding the Notice, see Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 10, 2011.

On May 3, 2011, RB&T received an Amended Notice from the FDIC revising its original Notice referenced in the preceding paragraph. The Amended Notice resulted from conclusions made by the FDIC during a targeted visitation of 250 ERO offices in 36 states, which it conducted on February 15 and 16, 2011. In addition to the allegations contained in the Notice, the Amended Notice alleged violations of the Truth-In-Lending Act, the Equal Credit Opportunity Act, and the Federal Trade Commission Act. The Amended Notice also accused RB&T of, among other things, unsafe or unsound banking practices resulting from its third-party management; unsafe or unsound hindrance, impediment, or interference with a financial institution examination; unsafe or unsound physical security or electronic protection of ERO premises; violations of the Gramm-Leach-Bliley Act and FDIC regulation; and violations of the 2009 Order. Moreover, the Amended Notice included a proposed assessment of a $2 million CMP. For additional discussion regarding the Amended Notice, see Exhibits 99.1 and 99.2 of the Company’s Form 8-K filed with the SEC on May 5, 2011.

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an Administrative Law Judge (“ALJ”) appointed by the FDIC. RB&T’s hearing date was originally set for September 19, 2011, in Louisville, Kentucky. As a result of the issuance of the Amended Notice, the hearing date is now scheduled for February 6, 2012, unless it is subsequently changed by the ALJ. As part of the hearing process, the ALJ will take evidence on the items specified in the Amended Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept or reject the ALJ’s recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation, or argument before the FDIC Board of Directors, to render a decision. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals for the Sixth Circuit. Filing an appeal would not operate as a stay of the order.

As stated above, RB&T is subject to a $2 million CMP, which was proposed by the FDIC during the second quarter of 2011 as part of the Amended Notice. In addition to contesting the charges in the Amended Notice, RB&T is appealing the CMP as part of the ALJ hearing process. Historically, ALJs and the FDIC Board of Directors have found in favor of the FDIC in such  proceedings. As a result, management believes the ultimate payment of all or a material portion of the CMP is probable, and as such, RB&T recorded a $2 million liability as of June 30, 2011.

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky (the “Court”) against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank and Trust Company v. Federal Deposit Insurance Corporation, et al. The complaint states that the FDIC’s actions to prohibit RB&T from offering RALs constitute a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the Administrative Procedure Act (the “APA”) or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also states that the FDIC has unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint seeks declaratory and injunctive relief. On March 31, 2011, the FDIC filed a Motion to Dismiss (the “Motion”) RB&T’s complaint with the Court. RB&T timely filed its brief in opposition to the Motion, and the matter remains pending with the Court. No responsive pleadings to RB&T’s complaint have been or will be required to be filed in the action while the Motion is pending. If RB&T is successful in its objection to the Motion, the defendants will have an additional fourteen days to file their respective answers to RB&T’s complaint. On May 20, 2011, the Court granted the Kentucky Bankers Association’s (the “KBA”) request to participate in the suit as Amicus Curiae. The FDIC and the other defendants have filed a motion asking the Court to reverse its prior approval of the KBA’s participation in the suit as Amicus Curiae, which motion has not been ruled on by the Court.

Overdraft Litigation

On July 19, 2011, a lawsuit was filed in the United States District Court for the Middle District for Florida styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 2:11-cv-00405-JES-SPC. The complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from RB&T’s assessment and collection of overdraft fees. Management is evaluating the claims of this lawsuit and is unable to estimate the possible loss or range of possible loss, if any, that may result from this lawsuit.  RB&T intends to vigorously defend this case.

Item 1A.  Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are factors, many beyond the Company’s control, which may significantly change the results or expectations of the Company. Some of these factors are described below in the sections titled “Company Factors” and “Industry Factors,” however, many are described in the other sections of the Company’s Annual Report on Form 10-K for the year ending December 31, 2010.

Company Factors

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different than amounts previously estimated. Management has identified several accounting policies and estimates as being critical to the presentation of the Company’s financial statements. The Company’s management must exercise judgment in selecting and applying many accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report the Company’s financial condition and results. In some cases, management may select an accounting policy which might be reasonable under the circumstances yet might result in the Company’s reporting different results than would have been reported under a different alternative. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These policies are described in the Company’s 2010 Annual Report on Form 10-K under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates” and relate to the following:

●	TRS allowance for loan losses and provision for loan losses
●	Banking segment allowance for loan losses and provision for loan losses
●	Mortgage servicing rights
●	Income tax accounting
●	Goodwill and other intangible assets
●	Impairment of investment securities

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

Consumer Financial Protection Agency - In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Among other items, this act created the Bureau of Consumer Financial Protection, which will have authority to regulate companies that provide consumer financial services. The Company is regularly refining its consumer financial services and developing new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these anticipated legislative and regulatory changes may result in, among other things, the Company reducing fees to consumers, implementing additional disclosure requirements, or eliminating products such as RALs, altogether. The Company could incur additional operating costs which could reduce overall product profitability and lead to the Company exiting certain consumer products. The Company generally cannot estimate what effect, if any, operational changes it would make in response to legislative and regulatory changes and what effect these changes may have on the Company’s financial results until the Company is able to develop legal and financially viable alternative products and services.

The Company’s lines of business and products not typically associated with Traditional Banking expose the Company’s earnings to additional risks and uncertainties. In addition to Traditional Banking and Mortgage Banking products, the Company provides Refund Anticipation Loans (“RALs”). The following details specific risk factors related to these lines of business:

●
TRS represents a significant business risk, and if the business was terminated, it would materially impact the earnings of RB&T. Tax Refund Solutions (“TRS”) offers bank products to facilitate the payment of tax refunds for customers that electronically file their tax returns. RB&T is one of only a few financial institutions in the U.S. that provides this service to taxpayers. Under this program, the taxpayer may receive a RAL or an Electronic Refund Check or Electronic Refund Deposit (“ERC/ERD” or “AR/ARD”). In return, RB&T charges a fee for the service.

During the six months ended June 30, 2011, net income from the TRS business operating segment accounted for approximately 88% of the Company’s total net income. Various governmental and consumer groups have, from time to time, questioned the fairness of the RAL program and have accused this industry of charging excessive/usurious rates of interest, via the fee, and engaging in predatory lending practices. In addition, with the loss of the Debt Indicator (“DI”) from the IRS, various governmental regulators are questioning the overall safety and soundness of the RAL program going forward.

Consumer groups have also claimed that customers are not adequately advised that a RAL is a loan product and that alternative, less expensive means of obtaining tax refund proceeds may be available. Actions of these groups and others could result in regulatory, governmental or legislative action or material litigation against the Company. Exiting this line of business by RB&T, either voluntarily or involuntarily, would significantly reduce RB&T’s earnings.

●
In May 2011, RB&T received an Amended Notice of Charges for an Order to Cease and Desist; Notice of Assessment of Civil Money Penalties, Findings of Fact and Conclusions of Law; Order to Pay; and Notice of Hearing from the FDIC (the “Amended Notice”) revising its original Notice dated February 10, 2011. The proceeding commenced by this Amended Notice could result in an order by the FDIC that RB&T immediately cease offering RALs. RALs represent a significant business risk, and if the product was terminated, it would materially negatively impact the earnings of RB&T. Net income associated with RALs represented approximately 34% of the TRS segment’s net income for the six months ended June 30, 2011. The Notice contends that RB&T’s practice of originating RALs without the benefit of the DI from the IRS is unsafe and unsound. In addition to the allegations contained in the original Notice, the Amended Notice alleged violations regarding the Truth-In-Lending Act, the Equal Credit Opportunity Act, and the Federal Trade Commission Act. The Amended Notice also accused the Bank of, among other items, unsafe or unsound banking practices resulting from its third party management; unsafe or unsound hindrance, impediment, or interference with a financial institution examination; unsafe or unsound physical security or electronic protection of ERO premises; violations of the Gramm-Leach-Bliley Act and FDIC regulation; and violations of the Bank’s 2009 Cease and Desist Order dated February 2009. Moreover, the Amended Notice includes the proposed assessment of a $2 million Civil Money Penalty (“CMP”).

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an Administrative Law Judge (“ALJ”) appointed by the FDIC. As a result of the Amended Notice, RB&T’s hearing start date was changed to February 6, 2012 in Louisville, Kentucky, or on such date and at such place as may be set by the ALJ. As part of the hearing process, the ALJ will take evidence on the items specified in the Amended Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept or reject the ALJ’s recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation, or argument before the FDIC Board, to render a decision. Historically, ALJs and the FDIC Board of Directors have found in favor of the FDIC in such proceedings. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals for the Sixth Circuit. Filing an appeal would not operate as a stay of the order.

Discontinuation of the RAL product, either voluntarily or involuntarily, would have a material adverse impact to RB&T’s overall earnings.

●
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

Exiting this line of business by RB&T, either voluntarily or involuntarily, would significantly reduce RB&T’s earnings.

●
During February 2011, Republic’s two remaining competitors in the tax business that offered RALs announced that they would not offer RALs beyond the 2011 calendar year. This action left RB&T as the only bank remaining in the tax industry with plans to offer RALs beyond the 2011 calendar year, further increasing public and regulatory pressure for RB&T to discontinue the RAL product. Discontinuation of the RAL product, either voluntarily or involuntarily, would have a material adverse impact to RB&T’s earnings.

●
Republic’s ERC and ERD products represent a significant business risk and if RB&T can no longer offer RALs it could have a material adverse effect on its ERC and ERD product volumes and profits. In addition to the reduction in RAL net income resulting from the discontinuation of the RAL product, RB&T faces potential direct competition for ERC/ERD market share from independently-owned processing groups partnered with banks. Independent processing groups that are unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. With the receipt of the Amended Notice from the FDIC, RB&T may not be able to originate RALs beyond the current 2011 calendar year. Without the ability to originate RALs, RB&T would most likely face increased competition in the ERC/ERD marketplace. In addition to a potential loss of volume resulting from additional competitors, RB&T would also likely incur substantial pressure on its profit margin for its ERC/ERD products as well.

In addition to the potential impact to ERCs and ERDS resulting from a loss of the RAL product, the Amended Notice received by RB&T could also negatively impact RB&T’s ability to originate those products as components of the Amended Notice were not specific to just RALs. Alleged violations within the Amended Notice regarding the Truth-In-Lending Act and the Federal Trade Commission Act could also negatively impact ERCs and ERDs. In addition, the Amended Notice also accused the Bank of, among other items, unsafe or unsound banking practices resulting from its third party management; unsafe or unsound physical security or electronic protection of ERO premises; violations of the Gramm-Leach-Bliley Act and FDIC regulation; and violations of the Bank’s 2009 Cease and Desist Order dated February 2009 all of which could impact RB&T’s ability to originate ERCs and ERDs in the future.

Reduced ERC/ERD volume, a decrease in profitability of the ERC/ERD products or a regulatory requirement to cease offering the product in the future would have a material adverse impact to RB&T’s earnings.

●
The TRS business operating segment represents a significant operational risk, and if RB&T were unable to properly service the business, or grow the business, it could materially impact earnings. Continued growth in this business operating segment requires continued increases in technology and employees to service the new business. In order to process the new business, RB&T must implement and test new systems, as well as train new employees. RB&T relies heavily on communications and information systems to conduct its TRS business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in customer relationship management and other systems. Significant operational problems could cause RB&T to incur higher than normal credit losses. Significant operational problems could also cause a material portion of RB&T’s tax-preparer base to switch to a competitor to process their bank product transactions, significantly reducing RB&T’s projected revenue without a corresponding decrease in expenses.

●
RALs represent a significant compliance and regulatory risk, and if RB&T fails to comply with all statutory and regulatory requirements, it could have a material negative impact on earnings. Federal and state laws and regulations govern numerous matters relating to the offering of RALs. Failure to comply with disclosure requirements such as Regulation B (Fair Lending) and Regulation Z (Truth in Lending) or with laws relating to the permissibility of interest rates and fees charged, could have a material negative impact on earnings. In addition, failure to comply with applicable laws and regulations could also expose RB&T to additional CMPs and litigation risk, including shareholder derivative actions.

●
RALs represent a significant third party management risk, and if RB&T fails to comply with all the statutory and regulatory requirements, it could have a material negative impact on earnings. TRS and our third party partners operate in a highly regulated environment and deliver products and services that are subject to strict legal and regulatory requirements. Failure by us or our third party partners to comply with laws and regulations could result in fines, penalties that materially and adversely affect our earnings.

●
RALs represent a significant liquidity, or funding, risk. Significantly overestimating or underestimating the RB&T’s liquidity or funding needs for the following first quarter’s tax season could have a material negative impact on earnings. Funding for RAL liquidity requirements may also cost more than RB&T’s current estimates and/or historical experience. RB&T’s liquidity risk increases significantly during the first quarter of each year due to the RAL program. RB&T has committed to its electronic filer and tax-preparer base that it will make RALs available to their customers under the terms of its contracts with them. This requires RB&T to estimate liquidity, or funding needs for the RAL program, well in advance of the tax season. If management materially overestimates the need for funding during the tax season, a significant expense could be incurred without an offsetting revenue stream. If management materially underestimates its funding needs during the tax season, RB&T could experience a significant shortfall of cash needed to fund RALs and could potentially be required to stop or reduce its RAL originations.

●
RALs represent a significant credit risk, and if RB&T is unable to collect a significant portion of its RALs in tax seasons beyond the 2011 calendar year, it would materially, negatively impact earnings. There is credit risk associated with a RAL because the funds are disbursed to the customer prior to RB&T receiving the customer’s refund from the IRS. During the previous five calendar years at TRS, net credit losses related to RALs originated have ranged from a low of 0.36% to a high of 1.02% of total RALs originated (including retained and securitized RALs). For the six months ended June 30, 2011, net RAL credit losses were 1.49% of total RALs originated.

RB&T collects substantially all of its payments related to RALs from the IRS. Losses generally occur on RALs when RB&T does not receive payment from the IRS due to a number of reasons, such as IRS revenue protection strategies including audits of returns, errors in the tax return, tax return fraud and tax debts not previously disclosed to RB&T during its underwriting process. Although RB&T’s underwriting takes these factors into consideration during the loan approval process, if the IRS significantly alters its revenue protection strategies for a given tax season or RB&T is incorrect in its underwriting assumptions, RB&T could experience higher loan loss provisions above those from previous tax seasons. The provision for loan losses is a significant component of the TRS segment’s overall earnings.

A lower than acceptable level of profit in the TRS segment could cause RB&T to exit this line of business.

●
A significant portion of TRS RAL, ERC and ERD volume and revenue is derived from two third party relationships. The loss of either of these relationships without replacing their volume, or a significant unplanned reduction in demand for their tax services, would materially, negatively impact the RB&T’s operations. Approximately 40% of TRS segment revenue for the six months ended June 30, 2011 was derived from JH tax offices with another 20% from Liberty tax offices. In December 2009, RB&T signed three year agreements with each of these tax service providers. Under certain specific circumstances, however, each provider could exit their contract with RB&T. In addition, the tax preparation industry is highly competitive and the potential exists that these firms could lose clients to competitors which do not offer TRS products. A loss of business by Republic under either of these circumstances would have a material adverse effect on earnings.

In 2010, RB&T amended its agreement with JH to, among other things, extend the term of the agreement until October 2015. In May 2011, JH filed for Chapter 11 bankruptcy bringing into question their viability as a future partner. RB&T’s ability to replace this revenue in the event JH is not able to perform due to its bankruptcy status could have a material negative impact on earnings.

For additional discussion regarding the 2009 Order, see Exhibit 10.62 of the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2009.

For additional discussion regarding the Notice, see Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 10, 2011.

For additional discussion regarding the Amended Notice, see Exhibits 99.1 and 99.2 of the Company’s Form 8-K filed with the SEC on May 5, 2011.

For additional discussion regarding TRS, see the following sections of this filing:

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

RB&T is subject to a Cease and Desist Order (the “2009 Order”) from the FDIC. As part of the Amended Notice, the FDIC proposed the assessment of a $2 million CMP against RB&T, in large part, due to alleged violations of the 2009 Order. The failure to comply with the 2009 Order, or additional corrective actions, could result in additional significant penalties and/or additional sanctions. RB&T and the FDIC agreed to the 2009 Order in February 2009, which cites insufficient oversight of RB&T’s consumer compliance programs, most notably in RB&T’s RAL program. The 2009 Order requires increased compliance oversight of the RAL program by RB&T’s management and board of directors that is subject to review and approval by the FDIC. Under the 2009 Order, RB&T must increase its training and audits of its electronic refund originator (“ERO”) partners, who make RB&T’s tax products available to taxpayers across the nation. In addition, various components of the Order require RB&T to meet certain implementation, completion and reporting timelines, including the establishment of a compliance management system to appropriately assess, measure, monitor and control third party risk and ensure compliance with consumer laws.

If the FDIC further determines that RB&T is not in compliance with the 2009 Order, it has the authority to issue additional CMPs and bring more restrictive enforcement actions. These enforcement actions could include significant additional penalties and/or requirements regarding the tax business which could significantly, negatively impact this segment’s profitability and cause RB&T to exit the business altogether.

Deterioration in the quality of the Traditional Banking loan portfolio may result in additional charge-offs which will adversely impact Republic’s operating results. Over the past several years, the Bank has experienced some deterioration in the quality of its loan portfolio. Traditional banking net charge-offs to average loans outstanding were 0.19% (annualized) for the six months ended June 30,2011, compared to 0.51% for the year ended December 31, 2010, and 0.34%, 0.26%, and 0.10% for the years ended December 31, 2009, 2008 and 2007, respectively. Non-performing loans to total loans outstanding were 1.28% at June 30, 2011 compared to 1.30% at December 31, 2010 and 1.90%, 0.58% and 0.40% at December 31, 2009, 2008 and 2007, respectively. Delinquent loans to total loans outstanding were 1.28% at June 30, 2011 compared to 1.24% at December 31, 2010, and 1.98%, 1.07% and 0.69% at December 31, 2009, 2008 and 2007. Despite the various measures implemented by Republic to address the current economic situation, there may be further deterioration in the Bank’s loan portfolio which will require additional charge-offs. Additional charge-offs will adversely affect the Bank’s operating results and financial condition.

The Bank owns four investment securities which the Bank believes have an elevated level of credit risk and are extremely illiquid. Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. The Bank owns three private label mortgage backed and one private label mortgage-related securities with a total carrying value of $5.8 million at June 30, 2011. For three of these securities, the Bank has recorded all projected losses through OTTI charges. The Bank has permanently written off a portion of the principal associated with these securities, as a portion of its losses were passed through by the servicer/trustee. Further deterioration in economic conditions and/or new or additional downgrades from applicable rating agencies could cause the Bank to record additional impairment charges up to $5.8 million in the future. See additional discussion regarding these impairment charges under Footnote 2 “Investment Securities” of Part I Item 8 “Financial Statements.”

Fluctuations in interest rates could reduce profitability. The Bank’s primary source of income is from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. The Bank expects to periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either interest-bearing liabilities will be more sensitive to changes in market interest rates than interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to the Bank’s position, earnings may be negatively affected.

The Bank’s asset-liability management strategy may not be able to prevent changes in interest rates from having a material adverse effect on results of operations and financial condition. Overall, interest rates generally have decreased since fiscal year 2008. When interest rates begin to rise again, the Bank’s interest income could rise at a slower pace than the Bank’s interest expense and the fair value of the Bank’s assets could decrease at a faster pace than the increase in the fair value of interest-bearing liabilities. These circumstances would cause a decline in the Bank’s net interest income and a reduction in the economic value of the Bank’s shareholders’ equity.

A continued stable interest rate environment could reduce profitability. From 2007 through early 2009, net interest income within the Traditional Banking segment benefitted from low short-term interest rates in combination with a “steep” yield curve and an increase in average-earning assets. The month-to-month improvement in this benefit when comparing to the same month in the previous year, however, began to decrease in late 2008, as the Bank could no longer lower the rate on many of its interest-bearing liabilities, while the Bank’s higher yielding interest-earning assets continued to paydown and reprice lower. At June 30, 2011, this month to month comparison was in a significant negative position. An on-going stable interest rate environment will cause the Bank’s interest earning assets to continue to reprice into lower yielding assets without the ability for the Bank to offset the decline in interest income through a reduction in its cost of funds. The continued contraction in the Bank’s net interest margin will cause net income to decrease. The overall magnitude of the decrease in net interest income will depend on the period of time that the current interest rate environment remains.

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

The market price for the Company’s common stock may be volatile. The market price of the Company’s common stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of the Company’s common stock has in the past fluctuated significantly and is likely to continue to fluctuate significantly. Some of the factors that may cause the price of the Company’s common stock to fluctuate include:

●	Variations in the Company’s and its competitors’ operating results;
●	Changes in earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;
●	Announcements by the Company or its competitors of mergers, acquisitions and strategic partnerships;
●	Additions or departure of key personnel;
●	Actual or anticipated quarterly or annual fluctuations in operating results, cash flows and financial condition;
●	The announced exiting of or significant reductions in material lines of business within the Company;
●	Changes or proposed changes in banking laws or regulations or enforcement of these laws and regulations;
●	Events affecting other companies that the market deems comparable to the Company;
●	Developments relating to regulatory examinations;
●	Speculation in the press or investment community generally or relating to the Company’s reputation or the financial services industry;
●	Future issuances or re-sales of equity or equity-related securities, or the perception that they may occur;
●	General conditions in the financial markets and real estate markets in particular, developments related to market conditions for the financial services industry;
●	Domestic and international economic factors unrelated to the Company’s performance;
●	Developments related to litigation or threatened litigation;
●	The presence or absence of short selling of the Company’s common stock; and
●	Future sales of the Company’s common stock or debt securities.

In addition, in recent years, the stock market, in general, has experienced extreme price and volume fluctuations. This is due, in part, to investors’ shifting perceptions of the effect of changes and potential changes in the economy on various industry sectors. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their performance or prospects. These broad market fluctuations may adversely affect the market price of the Company’s common stock, notwithstanding its actual or anticipated operating results, cash flows and financial condition. The Company expects that the market price of its common stock will continue to fluctuate due to many factors, including prevailing interest rates, other economic conditions, operating performance and investor perceptions of the outlook for the Company specifically and the banking industry in general. There can be no assurance about the level of the market price of the Company’s common stock in the future or that you will be able to resell your shares at times or at prices you find attractive.

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

The Company may need additional capital resources in the future and these capital resources may not be available when needed or at all. The Company may need to incur additional debt or equity financing in the future for growth, investment or strategic acquisitions. The Company cannot assure you that such financing will be available on acceptable terms or at all. If the Bank is unable to obtain additional financing, it may not be able to grow or make strategic acquisitions or investments.

The Bank’s funding sources may prove insufficient to replace deposits and support future growth. The Bank relies on customer deposits, brokered deposits and advances from the Federal Home Loan Bank (“FHLB”) to fund operations. Although the Bank has historically been able to replace maturing deposits and advances if desired, no assurance can be given that the Bank would be able to replace such funds in the future if the Bank’s financial condition or the financial condition of the FHLB or general market conditions were to change. The Bank’s financial flexibility will be severely constrained if it is unable to maintain its access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if the Bank is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

Although the Bank considers such sources of funds adequate for its liquidity needs, the Bank may seek additional debt in the future to achieve long-term business objectives. There can be no assurance additional borrowings, if sought, would be available to the Bank or, if available, would be on favorable terms. The sale of equity or equity-related securities in the future may be dilutive to the Bank’s shareholders, and debt financing arrangements may require the Bank to pledge some of its assets and enter into various affirmative and negative covenants, including limitations on operational activities and financing alternatives. Future financing sources, if sought, might be unavailable to the Bank or, if available, could be on terms unfavorable to the Bank and may require regulatory approval. If additional financing sources are unavailable or are not available on reasonable terms, growth and future prospects could be adversely affected.

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

The Company is dependent upon the services of its management team and qualified personnel. The Company is dependent upon the ability and experience of a number of its key management personnel who have substantial experience with Company operations, the financial services industry and the markets in which the Company offers services. It is possible that the loss of the services of one or more of its senior executives or key managers would have an adverse effect on operations, moreover, the Company depends on its account executives and loan officers to attract bank customers by developing relationships with commercial and consumer clients, mortgage companies, real estate agents, brokers and others. The Company believes that these relationships lead to repeat and referral business. The market for skilled account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves the Company, other members of the manager’s team may follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. The Company’s success also depends on its ability to continue to attract, manage and retain other qualified personnel as the Company grows. The Company cannot assure you that it will continue to attract or retain such personnel.

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

Company expenses will increase as a result of increases in FDIC insurance premiums. As part of a plan to restore the reserve ratio of the Deposit Insurance Fund, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. The Company recorded an expense of $1.4 million during the quarter ended June 30, 2009, to reflect the special assessment. The FDIC has also increased its maximum quarterly assessment rates and changed the method by which rates are calculated. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, broadens the base for FDIC insurance assessments. Effective April 1, 2011, assessments will be based on the average consolidated total assets less tangible equity capital of a financial institution. Any further special assessments or increases to quarterly assessment rates will adversely affect the Company’s earnings. Moreover, under the Dodd-Frank Act, the minimum statutory reserve ratio for the FDIC’s Deposit Insurance Fund will increase from 1.15% to 1.35% of insurable deposits by September 30, 2020. The revised premium calculation in combination with insurance premium risk factors specific to RB&T caused the Company’s quarterly FDIC insurance expense to increase by $383,000 during the second quarter of 2011 compared to 2010. There can be no assurance that the FDIC will not impose additional special assessments, or increase the deposit premiums applicable to the Company, in the future.

New lines of business or new products and services may subject us to additional risks. From time to time, we may develop and grow new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition. All service offerings, including current offerings and those which may be provided in the future, may become more risky due to changes in economic, competitive and market conditions beyond our control.

In response to a continuing decline in the Bank’s service charges on deposits, the Bank is significantly revising its fee structure related to its consumer deposit accounts beginning the third quarter of 2011. A negative response to this new fee structure from Republic’s consumer client base could cause a significant reduction in customer accounts, a significant reduction in customer deposit account balances and a reduction in services charges on deposits. As a result of the continued decline in service charges on deposits, the Bank will be instituting a new fee structure for its checking account products during the third quarter of 2011. The new product design will be implemented on July 1, 2011 for any newly opened accounts. On August 1, 2011 the Bank will convert the substantial majority of its existing checking accounts into new product types with new fee structures. The goal of the new fee structure in the short-term is to reverse the trend of declining service charges on deposits. The overall results of the new fees will be highly dependent on consumer deposit balances and overall customer acceptance of the new fees. A lack of customer acceptance of the new account fees resulting in a significant decline in the number of consumer deposit accounts could have a material negative impact on the Bank’s future deposit fee income.

Industry Factors

The Bank’s “Overdraft Honor” program represents a significant business risk, and if the Bank terminated the program it would materially impact the earnings of the Bank. There can be no assurance that Congress, the Bank’s regulators, or others, will not impose additional limitations on this program or prohibit the Bank from offering the program. The Bank’s “Overdraft Honor” program permits eligible customers to overdraft their checking accounts up to a predetermined dollar amount for the Bank’s customary overdraft fee(s). Generally, to be eligible for the Overdraft Honor program, customers must qualify for one of the Bank’s traditional checking products when the account is opened and remain in that product for 30 days; have deposits of at least $600; and have had no overdrafts or returned deposited items. Once the eligibility requirements have been met, the client is eligible to participate in the Overdraft Honor program. If an overdraft occurs, the Bank may pay the overdraft, at its discretion, up to $600 (an account in good standing after two years is eligible for up to $1,000). Under regulatory guidelines, customers utilizing the Overdraft Honor program may remain in overdraft status for no more than 45 days. Generally, an account that is overdrawn for 60 consecutive days is closed and the balance is charged off.

Overdraft balances from deposit accounts, including those overdraft balances resulting from the Bank’s Overdraft Honor program, are recorded as a component of loans on the Bank’s balance sheet.

The Bank assesses two types of fees related to overdrawn accounts, a fixed per item fee and a fixed daily charge for being in overdraft status. The per item fee for this service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available. As such, it is classified on the income statement in “service charges on deposits” as a component of non interest income along with per item fees assessed to customers not in the Overdraft Honor program. A substantial majority of the per item fees in service charges on deposits relates to customers in the Overdraft Honor program. The daily fee assessed to the client for being in overdraft status is considered a loan fee and is thus included in interest income under the line item “loans, including fees.” The total net per item fees included in service charges on deposits for the six months ended June 30, 2011 and 2010 were $4.9 million and $5.5 million. The total net daily overdraft charges included in interest income for the six months ended June 30, 2011 and 2010 were $827,000 and $1.1 million. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would significantly reduce Bank earnings.

In November 2010, the FDIC issued its final guidance on Automated Overdraft payment programs which will require FDIC regulated banks to implement and maintain robust oversight of these programs. The new guidance, as interpreted, will have a material adverse effect on the Bank’s net income. This guidance states, “the FDIC expects institutions to implement effective compliance and risk management systems, policies, and procedures to ensure that institutions manage any overdraft payment programs in accordance with the 2005 Joint Guidance on Overdraft Protection Programs (Joint Guidance)(FIL-11-2005) and the FRB November 12, 2009 amendments to Regulation E, to avoid harming consumers or creating other compliance, operational, financial, reputational, legal or other risks. As changes are made to overdraft payment programs in response to regulatory developments or to implement additional recommendations, institutions are reminded to ensure that customer communications (e.g. agreements, correspondence, marketing materials, etc.) are updated accordingly, present information accurately and are not misleading.”

These guidelines, as interpreted by management, have and will continue to negatively impact the Bank’s net income in 2011 and beyond. Because of the large number of changes required by the guidelines and the lack of interpretive guidance available from the FDIC at this time regarding some of the provisions within the guidelines, management is unable to determine precisely how negative the impact will be. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would further significantly reduce net income.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2011 are included in the following table:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
				as Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plan
Period	Shares Purchased		Paid Per Share	or Programs	or Programs

April 1- April 30	1,141		$21.68	1,141
May 1 - May 31	6,941		20.11	4,048
June 1 - June 30	2,013		19.56	2,013
Total	10,095	*	$20.18	7,202	319,861

* - Includes 2,893 shares received by the Company in connection with stock option exercises.

During 2011, the Company repurchased 7,202 shares and there were 2,893 shares exchanged for stock option exercises. During the fourth quarter of 2009, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2011, the Company had 319,891 shares which could be repurchased under the current share repurchase programs.

During 2011, there were approximately 7,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 4.              (Removed and Reserved).

Item 6.              Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1
Amended Notice of Charges for an Order to Cease and Desist and Notice of Hearing dated May 3, 2011 (Incorporated by reference to Exhibit 99.2 of Registrant’s Form 8-K filed May 5, 2011 (Commission File Number: 0-24649))

10.2
Program Agreement Seventh Amendment dated June 29, 2011 between Republic Bank & Trust Company and Jackson Hewitt Inc. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 1, 2011 (Commission File Number: 0-24649))

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
Interactive data files: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 and (v) Notes to Consolidated Financial Statements.

* -
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

** -
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

                                                                                               REPUBLIC BANCORP, INC.
                                                       (Registrant)

Principal Executive Officer:

July 28 2011                                                                                                                                                                          By:  Steven E. Trager
                                                                                                                                                                                                    President and Chief Executive Officer

Principal Financial Officer:

July 28, 2011                                                                                                                                                                          By:  Kevin Sipes
                                                                                Executive Vice President, Chief Financial
Officer and Chief Accounting Officer