Form 10-Q
period 2011-09-30
REPUBLIC BANCORP INC /KY/
filed 2011-10-28
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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
        ☐Yes  ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 25, 2011, was 18,655,193 and 2,299,829, respectively.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
	September 30,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$75,573	$786,371
Securities available for sale	672,771	509,755
Securities to be held to maturity (fair value of $29,707 in 2011 and $33,824 in 2010)	29,371	32,939
Mortgage loans held for sale	4,721	15,228
Loans, net of allowance for loan losses of $23,945 and $23,079 (2011 and 2010)	2,195,971	2,152,161
Federal Home Loan Bank stock, at cost	26,153	26,212
Premises and equipment, net	34,044	37,770
Goodwill	10,168	10,168
Other assets and accrued interest receivable	46,369	52,099

TOTAL ASSETS	$3,095,141	$3,622,703

LIABILITIES

Deposits
Non interest-bearing	$385,511	$325,375
Interest-bearing	1,416,887	1,977,317
Total deposits	1,802,398	2,302,692

Securities sold under agreements to repurchase and other short-term borrowings	227,504	319,246
Federal Home Loan Bank advances	524,731	564,877
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	46,197	23,272

Total liabilities	2,642,070	3,251,327

STOCKHOLDERS' EQUITY

Preferred stock, no par value	-	-
Class A Common Stock and Class B Common Stock, no par value	4,948	4,944
Additional paid in capital	131,265	129,327
Retained earnings	308,847	230,987
Accumulated other comprehensive income	8,011	6,118

Total stockholders' equity	453,071	371,376

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,095,141	$3,622,703

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME:

Loans, including fees	$30,225	$31,021	$148,229	$146,212
Taxable investment securities	3,864	3,788	11,549	11,252
Tax exempt investment securities	-	-	-	11
Federal Home Loan Bank stock and other	337	461	1,730	1,911
Total interest income	34,426	35,270	161,508	159,386

INTEREST EXPENSE:

Deposits	2,057	2,946	7,267	10,366
Securities sold under agreements to repurchase and other short-term borrowings	111	262	535	746
Federal Home Loan Bank advances	4,467	4,978	13,857	15,014
Subordinated note	628	632	1,886	1,883
Total interest expense	7,263	8,818	23,545	28,009

NET INTEREST INCOME	27,163	26,452	137,963	131,377

Provision for loan losses	(140)	(1,804)	17,503	17,966

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,303	28,256	120,460	113,411

NON INTEREST INCOME:

Service charges on deposit accounts	3,421	3,847	10,581	11,728
Electronic refund check fees	425	293	88,071	58,513
Net RAL securitization income	5	8	203	228
Mortgage banking income	1,352	1,679	3,092	4,094
Debit card interchange fee income	1,415	1,213	4,392	3,745
Gain on sale of banking center	2,856	-	2,856	-
Gain on sale of securities available for sale	301	-	2,208	-

Total impairment losses on investment securities	-	-	(279)	(126)
Gain recognized in other comprehensive income	-	-	-	-
Net securities gain (loss) recognized in earnings	-	-	(279)	(126)

Other	701	783	2,032	1,822
Total non interest income	10,476	7,823	113,156	80,004

NON INTEREST EXPENSES:

Salaries and employee benefits	13,145	13,399	43,634	43,743
Occupancy and equipment, net	5,138	5,114	16,436	16,585
Communication and transportation	1,081	887	4,468	4,075
Marketing and development	736	722	2,508	10,116
FDIC insurance expense	918	586	3,718	2,485
Bank franchise tax expense	713	642	2,992	2,432
Data processing	787	660	2,352	1,978
Debit card interchange expense	566	299	1,690	1,234
Supplies	409	219	1,617	1,597
Other real estate owned expense	608	562	1,467	1,365
Charitable contributions	178	282	5,710	6,064
Legal expense	784	365	3,123	1,105
Accrued FDIC civil money penalty	-	-	2,000	-
FHLB advance prepayment expense	-	-	-	1,531
Other	1,375	1,385	6,067	6,596
Total non interest expenses	26,438	25,122	97,782	100,906

INCOME BEFORE INCOME TAX EXPENSE	11,341	10,957	135,834	92,509
INCOME TAX EXPENSE	3,471	3,647	47,889	32,174
NET INCOME	$7,870	$7,310	$87,945	$60,335

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (continued)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized gain (loss) on securities available for sale, net of tax	$2,332	$(385)	$3,559	$693
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment has
been recognized in earnings, net of tax	92	81	(49)	506
Realized amount on securities sold, net	(196)	-	(1,435)	-
Reclassification adjustment for losses or gains realized in income, net of tax	-	-	(182)	(82)
Other comprehensive income (loss)	2,228	(304)	1,893	1,117

COMPREHENSIVE INCOME	$10,098	$7,006	$89,838	$61,452

BASIC EARNINGS PER SHARE:

Class A Common Stock	$0.38	$0.35	$4.20	$2.90
Class B Common Stock	0.36	0.34	4.16	2.86

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$0.38	$0.35	$4.19	$2.89
Class B Common Stock	0.36	0.34	4.15	2.85

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2011	18,628	2,307	$4,944	$129,327	$230,987	$6,118	$371,376

Net income	-	-	-	-	87,945	-	87,945

Net change in accumulated other comprehensive
income	-	-	-	-	-	1,893	1,893

Dividend declared Common Stock:
Class A ($0.451 per share)	-	-	-	-	(8,407)	-	(8,407)
Class B ($0.410 per share)	-	-	-	-	(944)	-	(944)

Stock options exercised, net of shares redeemed	38	-	7	881	(450)	-	438

Repurchase of Class A Common Stock	(20)	-	(3)	(124)	(284)	-	(411)

Conversion of Class B Common Stock to Class A
Common Stock	7	(7)	-	-	-	-	-

Notes receivable on Common Stock, net of
cash payments	-	-	-	838	-	-	838

Deferred director compensation expense -
Company Stock	2	-	-	130	-	-	130

Stock based compensation expense	-	-	-	213	-	-	213

Balance, September 30, 2011	18,655	2,300	$4,948	$131,265	$308,847	$8,011	$453,071

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (in thousands)
	2011	2010
OPERATING ACTIVITIES:
Net income	$87,945	$60,335
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion, net	2,393	8,719
Provision for loan losses	17,503	17,966
Net gain on sale of mortgage loans held for sale	(2,976)	(4,130)
Origination of mortgage loans held for sale	(93,052)	(196,853)
Proceeds from sale of mortgage loans held for sale	106,535	200,645
Increase in RAL securitization residual	(203)	(228)
Paydown of trading securities	203	228
Net realized impairment of mortgage servicing rights	203	157
Net realized (gain) loss on sales, calls and impairment of securities	(1,929)	126
Net gain on sale of other real estate owned	(424)	(135)
Writedowns of other real estate owned	463	993
Deferred director compensation expense - Company Stock	130	118
Stock based compensation expense	213	401
Net gain on sale of banking center	(2,856)	-
Net change in other assets and liabilities:
Accrued interest receivable	(308)	18
Accrued interest payable	(566)	(659)
Other assets	3,115	5,009
Other liabilities	17,660	6,566
Net cash provided by operating activities	134,049	99,276

INVESTING ACTIVITIES:
Purchases of securities available for sale	(694,640)	(563,688)
Purchases of securities to be held to maturity	(500)	(685)
Purchases of Federal Home Loan Bank stock	(1)	(26)
Proceeds from calls, maturities and paydowns of securities available for sale	384,947	424,804
Proceeds from calls, maturities and paydowns of securities to be held to maturity	4,114	12,259
Proceeds from sales of securities available for sale	160,075	-
Proceeds from sales of Federal Home Loan Bank Stock	60	-
Proceeds from sales of other real estate owned	10,622	7,421
Net change in loans	(83,498)	84,894
Purchases of premises and equipment	(1,845)	(3,342)
Sale of banking center	(15,410)	-
Net cash used in investing activities	(236,076)	(38,363)

FINANCING ACTIVITIES:
Net change in deposits	(468,372)	(865,379)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(91,160)	(13,070)
Payments on Federal Home Loan Bank advances	(55,146)	(117,183)
Proceeds from Federal Home Loan Bank advances	15,000	45,000
Repurchase of Common Stock	(411)	(387)
Net proceeds from Common Stock options exercised	438	1,883
Cash dividends paid	(9,120)	(8,932)
Net cash used in financing activities	(608,771)	(958,068)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(710,798)	(897,155)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	786,371	1,068,179
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,573	$171,024

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (in thousands)
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$24,118	$28,758
Income taxes	34,706	19,905

SUPPLEMENTAL NONCASH DISCLOSURES

Transfers from loans to real estate acquired in settlement of loans	$9,873	$9,703

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – SEPTEMBER 30, 2011 AND 2010 (UNAUDITED) AND DECEMBER 31, 2010

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2010.

As of September 30, 2011, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Tax Refund Solutions.

Traditional Banking and Mortgage Banking (collectively “Core Banking”)

Republic operates 42 banking centers, primarily in the retail banking industry, and conducts its operations predominately in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky, southern Indiana, metropolitan Tampa, Florida, metropolitan Cincinnati, Ohio and through an Internet banking delivery channel. Core Banking results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning Core Banking assets represent investment securities and real estate mortgage, commercial and consumer loans. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, securities sold under agreements to repurchase, as well as short-term and long-term borrowing sources.

Other sources of Core Banking income include service charges on deposit accounts, debit card interchange fee income, title insurance commissions, fees charged to customers for trust services and revenue generated from Mortgage Banking activities. Mortgage Banking activities represent both the origination and sale of loans in the secondary market and the servicing of loans for others. Additionally, in June 2011 Republic commenced business in its newly established warehouse lending division. Through this division, the Bank provides short-term, revolving credit facilities to mortgage bankers secured by single 1-4 family real estate loans.

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

RALs are short-term consumer loans offered to taxpayers that are secured by the customer’s anticipated tax refund, which represents the source of repayment. Prior to 2011, RB&T historically underwrote the RAL application utilizing the Debt Indicator (the “DI”) from the IRS in combination with an automated underwriting model utilizing information contained in the taxpayer’s tax return. The DI, which indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally funded student loans, has historically been a meaningful underwriting component. On August 5, 2010, the IRS issued a news release stating that it would no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season. In response to loss of access to the DI in 2011, RB&T significantly reduced the maximum RAL amount for individual customers, raised the RAL offering price to its customers and modified its underwriting and application requirements resulting in fewer RALs approved.

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

In September, 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other.” This ASU is intended to simplify how an entity tests goodwill for impairment. The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer is required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The ASU will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

2.        INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2011 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$147,221	$1,313	$(97)	$148,437
Private label mortgage backed and other
private label mortgage-related securities	5,818	-	(1,275)	4,543
Mortgage backed securities - residential	302,496	9,972	-	312,468
Collateralized mortgage obligations	204,911	2,503	(91)	207,323
Total securities available for sale	$660,446	$13,788	$(1,463)	$672,771

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$119,894	$668	$(265)	$120,297
Private label mortgage backed and other
private label mortgage-related securities	6,323	211	(1,410)	5,124
Mortgage backed securities - residential	150,460	8,217	-	158,677
Collateralized mortgage obligations	223,665	2,144	(152)	225,657
Total securities available for sale	$500,342	$11,240	$(1,827)	$509,755

Mortgage backed Securities

At September 30, 2011, with the exception of the $4.5 million private label mortgage backed and other private label mortgage-related securities, all other mortgage backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) and Fannie Mae (“FNMA”), institutions which the government has affirmed its commitment to support. At September 30, 2011 and December 31, 2010, there were gross unrealized losses of $91,000 and $152,000 related to available for sale and held to maturity mortgage backed securities other than the private label mortgage backed and other private label mortgage-related securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired.

As mentioned throughout this filing, the Bank’s mortgage backed securities portfolio includes private label mortgage backed and other private label mortgage-related securities with a fair value of $4.5 million which had gross unrealized losses of approximately $1.3 million at September 30, 2011 and $1.4 million at December 31, 2010. As of September 30, 2011, the Bank believes there is no further credit loss component of other-than-temporary impairment (“OTTI”) in addition to that which has already been recorded. Additionally, the Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
September 30, 2011 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,239	$15	$-	$4,254
Mortgage backed securities - residential	1,546	115	-	1,661
Collateralized mortgage obligations	23,586	206	-	23,792
Total securities to be held to maturity	$29,371	$336	$-	$29,707

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2010 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,191	$10	$(4)	$4,197
Mortgage backed securities - residential	1,930	109	-	2,039
Collateralized mortgage obligations	26,818	770	-	27,588
Total securities to be held to maturity	$32,939	$889	$(4)	$33,824

During 2011, the Company recognized net securities gains in earnings for securities available for sale as follows:
●	There were no sales of securities available for sale during the first quarter of 2011.
●	During the second quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $132 million, resulting in a pre-tax gain of $1.9 million.
●
During the third quarter of 2011, the Company realized $188,000 in pre-tax gains related to unamortized discount accretion on $24 million of callable U.S. Government agencies that were called during the third quarter of 2011 before their maturity.

●	Also, during the third quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $2 million, resulting in a pre-tax gain of $112,000.

During the three and nine month periods ended September 30, 2010, there were no sales or calls of securities available for sale.

The amortized cost and fair value of the investment securities portfolio by contractual maturity at September 30, 2011 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
September 30, 2011 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$-	$-	$-	$-
Due from one year to five years	116,973	129,483	2,239	2,254
Due from five years to ten years	30,248	18,954	2,000	2,000
Due beyond ten years	-	-	-	-
Private label mortgage backed and other
private label mortgage-related securities	5,818	4,543	-	-
Mortgage backed securities - residential	302,496	312,468	1,546	1,661
Collateralized mortgage obligations	204,911	207,323	23,586	23,792
Total	$660,446	$672,771	$29,371	$29,707

Market Loss Analysis

Securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
September 30, 2011 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$30,151	$(97)	$-	$-	$30,151	$(97)
Private label mortgage backed and other
private label mortgage-related securities	-	-	4,543	(1,275)	4,543	(1,275)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	24,206	(91)	-	-	24,206	(91)

Total	$54,357	$(188)	$4,543	$(1,275)	$58,900	$(1,463)

	Less than 12 months		12 months or more		Total
December 31, 2010 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$23,235	$(269)	$-	$-	$23,235	$(269)
Private label mortgage backed and other
private label mortgage-related securities	-	-	4,409	(1,410)	4,409	(1,410)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	49,477	(152)	-	-	49,477	(152)

Total	$72,712	$(421)	$4,409	$(1,410)	$77,121	$(1,831)

At September 30, 2011, the Bank’s security portfolio consisted of 163 securities, 11 of which were in an unrealized loss position. The majority of unrealized losses are related to the Bank’s mortgage-backed securities, as discussed in this section of the filing.

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

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. As detailed in the table below, the Bank owns three private label mortgage backed securities and one private label mortgage-related security with a total carrying value of $5.8 million at September 30, 2011. For the three private label mortgage backed securities (Securities 1 through 3 in the table below), the Bank has recorded all projected losses through OTTI charges. The Bank has permanently written off a portion of the principal associated with these securities, as a portion of their losses were passed through by the servicer/trustee.

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

The following table contains details regarding the Bank’s private label securities as of September 30, 2011:

		Cumulative	Amortized		Gross
		OTTI	Cost, Net		Unrealized
	Amortized	Credit	of OTTI	Fair	Gains /
(in thousands)	Cost	Losses	Reserves	Value	(Losses)

Security 1	$1,290	$(1,290)	$-	$-	$-
Security 2	597	(597)	-	-	-
Security 3	1,394	(1,394)	-	-	-
Security 4	7,834	(2,016)	5,818	4,543	(1,275)
Total	$11,115	$(5,297)	$5,818	$4,543	$(1,275)

The credit ratings for the Bank’s private label mortgage backed and other private label mortgage-related securities range from “speculative” to “default” at September 30, 2011.

The following table presents a rollforward of the credit losses recognized in earnings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Beginning balance	$7,705	$13,115	$9,757	$17,266
Reversal of interest reserve	(62)	-	(341)	-
Realized pass through of actual losses	(2,346)	(2,304)	(4,398)	(6,581)
Amounts related to credit loss for which an
other-than-temporary impairment was
not previously recognized	-	-	279	126
Ending balance, September 30	$5,297	$10,811	$5,297	$10,811

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

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2011	December 31, 2010

Carrying amount	$432,708	$420,999
Fair value	443,055	430,445

3.           LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

(in thousands)	September 30, 2011	December 31, 2010

Residential Real Estate:
Owner Occupied	$936,750	$918,407
Non Owner Occupied	102,596	126,404
Commercial Real Estate	647,676	640,872
Commercial Real Estate - Purchased Whole Loans	32,783	-
Real Estate Construction	66,578	68,701
Commercial	111,295	108,720
Warehouse Lines of Credit	17,324	-
Home Equity	287,119	289,945
Consumer:
Credit Cards	7,858	8,213
Overdrafts	710	901
Other Consumer	9,227	13,077

Total Loans	2,219,916	2,175,240
Less: Allowance for Loan Losses	23,945	23,079

Loans, Net	$2,195,971	$2,152,161

Banking Center Divestiture:

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens First Bank, Inc. (“Citizens”). This transaction was closed on September 30, 2011. In addition to other items, Citizens acquired $13 million, or approximately one-half, of the outstanding loans of RB&T’s Bowling Green banking center.

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

●	The SLC is chaired by the Chief Operating Officer of Commercial Banking (“COO”) and includes the Bank’s Chief Commercial Credit Officer (“CCCO”) and the Bank’s Chief Risk Management Officer (“CRMO”).

●
Commercial loan officers are responsible for reviewing their loan portfolios and reporting any adverse material changes to the CCCO. When circumstances warrant a review and possible change in the credit quality grade, loan officers are required to notify the Bank’s Credit Administration Department.

●
The COO meets monthly with commercial loan officers to discuss the status of past-due loans and possible classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded.

●
Monthly, members of senior management along with managers of Commercial Lending, Commercial Credit Administration and Special Asset and Retail Collections attend a Special Asset Committee (“SAC”) meeting. The SAC reviews all commercial and commercial real estate past due, classified, and impaired loans in excess of $100,000 and discusses the relative trends and current status of these assets. In addition, the SAC reviews all retail single 1-4 residential real estate loans exceeding $750,000 and all home equity loans exceeding $100,000 that are 80-days or more past due or that are on non-accrual status. SAC also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures and collateral repossessions. Based on the information reviewed in this meeting, the SAC approves all specific loan loss allocations to be recognized by the Bank within its Allowance for Loan Loss analysis.

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

Risk Grade 1 - Excellent (Pass): Loans fully secured by liquid collateral, such as certificates of deposit, reputable bank letters of credit, or other cash equivalents; loans fully secured by publicly traded marketable securities where there is no impediment to liquidation; or loans to any publicly held company with a current long-term debt rating of A or better.

Risk Grade 2 - Good (Pass): Loans to businesses that have strong financial statements containing an unqualified opinion from a CPA firm and at least three consecutive years of profits; loans supported by unaudited financial statements containing strong balance sheets, five consecutive years of profits, a five-year satisfactory relationship with the Bank, and key balance sheet and income statement trends that are either stable or positive; loans that are guaranteed or otherwise backed by the full faith and credit of United States government or an agency thereof, such as the Small Business Administration; or loans to publicly held companies with current long-term debt ratings of Baa or better.

Risk Grade 3 - Satisfactory (Pass): Loans supported by financial statements (audited or unaudited) that indicate average or slightly below average risk and having some deficiency or vulnerability to changing economic conditions; loans with some weakness but offsetting features of other support are readily available; loans that are meeting the terms of repayment, but which may be susceptible to deterioration if adverse factors are encountered.

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

Risk Grade 4 - Satisfactory/Monitored (Pass): Loans in this category are considered to be of acceptable credit quality, but contain greater credit risk than Satisfactory loans due to weak balance sheets, marginal earnings or cash flow, or other uncertainties. These loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in a Satisfactory/Monitored loan is within acceptable underwriting guidelines so long as the loan is given the proper level of management supervision.

Risk Grade 5 - Special Mention: Loans that possess some credit deficiency or potential weakness that deserves close attention. Such loans pose an unwarranted financial risk that, if not corrected, could weaken the loan by adversely impacting the future repayment ability of the borrower. The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk and (2) credit weaknesses are not defined impairments to the primary source of repayment and are consider potential.

Risk Grade 6 - Substandard: One or more of the following characteristics may be exhibited in loans classified Substandard:

●
Loans that possess a defined credit weakness. The likelihood that a loan will be paid from the primary source of repayment is uncertain. Financial deterioration is under way and very close attention is warranted to ensure that the loan is collected without loss.

●	Loans are inadequately protected by the current net worth and paying capacity of the obligor.

●	The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment, such as collateral liquidation or guarantees.

●	Loans have a distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

●	Unusual courses of action are needed to maintain a high probability of repayment.

●	The borrower is not generating enough cash flow to repay loan principal, however, it continues to make interest payments.

●	The Bank is forced into a subordinated or unsecured position due to flaws in documentation.

●	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.

●	The Bank is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.
●	There is significant deterioration in market conditions to which the borrower is highly vulnerable.

Risk Grade 7 - Doubtful: One or more of the following characteristics may be present in loans classified Doubtful:

●	Loans have all of the weaknesses of those classified as substandard. However, based on existing conditions, these weaknesses make full collection of principal highly improbable.

●	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

●	The possibility of loss is high but because of certain important pending factors which may strengthen the loan, loss classification is deferred until the exact status of repayment is known.

Risk Grade 8 - Loss: Loans are considered uncollectible and of such little value that continuing to carry them as assets is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future. These loans will be either written off or a specific valuation allowance established.

Based on the Bank’s most recent analysis performed, the risk category of loans by class of loans follows:

					Total
		Special		Doubtful /	Rated
September 30, 2011 (in thousands)	Pass	Mention	Substandard	Loss	Loans

Residential Real Estate:
Owner Occupied	$-	$1,192	$12,499	$-	$13,691
Non Owner Occupied	-	2,626	2,537	-	5,163
Commercial Real Estate	609,014	26,040	12,622	-	647,676
Commercial Real Estate -
Purchased Whol Loans	32,783	-	-	-	32,783
Real Estate Construction	52,822	3,692	10,064	-	66,578
Commercial	106,692	4,304	299	-	111,295
Warehouse Lines of Credit	17,324	-	-	-	17,324
Home Equity	-	-	3,423	-	3,423
Consumer:
Credit Cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other Consumer	-	-	10	-	10

Total	$818,635	$37,854	$41,454	$-	$897,943

					Total
		Special		Doubtful/	Rated
December 31, 2010 (in thousands)	Pass	Mention	Substandard	Loss	Loans

Residential Real Estate:
Owner Occupied	$-	$1,017	$11,925	$-	$12,942
Non Owner Occupied	-	3,288	1,095	-	4,383
Commercial Real Estate	592,957	33,802	14,113	-	640,872
Real Estate Construction	51,173	11,340	6,188	-	68,701
Commercial	103,489	4,807	424	-	108,720
Home Equity	-	-	4,495	-	4,495
Consumer:
Credit Cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other Consumer	-	-	5	-	5

Total	$747,619	$54,254	$38,245	$-	$840,118

Activity in the allowance for loan losses follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Allowance for loan losses at beginning of period	$25,931	$26,659	$23,079	$22,879
Charge offs - Traditional Banking	(2,975)	(4,057)	(6,142)	(8,451)
Charge offs - Tax Refund Solutions	(6)	-	(15,484)	(14,584)
Total charge offs	(2,981)	(4,057)	(21,626)	(23,035)
Recoveries - Traditional Banking	442	238	1,554	636
Recoveries - Tax Refund Solutions	693	3,530	3,435	6,120
Total recoveries	1,135	3,768	4,989	6,756
Net loan charge offs/recoveries - Traditional Banking	(2,533)	(3,819)	(4,588)	(7,815)
Net loan charge offs/recoveries - Tax Refund Solutions	687	3,530	(12,049)	(8,464)
Net loan charge offs/recoveries	(1,846)	(289)	(16,637)	(16,279)
Provision for loan losses - Traditional Banking	547	1,726	5,454	9,502
Provision for loan losses - Tax Refund Solutions	(687)	(3,530)	12,049	8,464
Total provision for loan losses	(140)	(1,804)	17,503	17,966
Allowance for loan losses at end of period	$23,945	$24,566	$23,945	$24,566

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of	Home
September 30, 2011 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit	Equity

Beginning balance	$3,775	$1,507	$7,214	$-	$2,612	$1,347	$-	$3,581
Provision for loan losses	2,372	192	1,512	-	1,083	(322)	43	555
Loans charged off	(1,699)	(512)	(1,081)	-	(823)	(100)	-	(1,043)
Recoveries	186	4	284	-	231	125	-	100

Ending Balance	$4,634	$1,191	$7,929	$-	$3,103	$1,050	$43	$3,193

		Consumer
	Tax Refund	Credit		Other
September 30, 2011 (in thousands)	Solutions	Cards	Overdrafts	Consumer	Unallocated	Total

Beginning balance	$-	$492	$125	$461	$1,965	$23,079
Provision for loan losses	12,049	114	67	(162)	-	17,503
Loans charged off	(15,484)	(172)	(486)	(226)	-	(21,626)
Recoveries	3,435	24	395	205	-	4,989

Ending Balance	$-	$458	$101	$278	$1,965	$23,945

Detail of non-performing loans and non-performing assets follows:

(in thousands)	September 30, 2011	December 31, 2010

Loans on non-accrual status	$23,822	$28,317
Loans past due 90 days or more and still on accrual	-	-

Total non-performing loans	23,822	28,317
Other real estate owned	11,185	11,969
Total non-performing assets	$35,007	$40,286

Total Company Credit Quality Ratios:

Non-performing loans to total loans	1.07%	1.30%
Non-performing assets to total loans (including OREO)	1.57%	1.84%
Non-performing assets to total assets	1.13%	1.11%

Traditional Banking Credit Quality Ratios:

Non-performing loans to total loans	1.07%	1.30%
Non-performing assets to total loans (including OREO)	1.57%	1.84%
Non-performing assets to total assets	1.14%	1.32%

The following table presents non accrual loans and loans past due over 90 days still on accrual by class of loans:

	September 30, 2011		December 31, 2010
		Loans Past		Loans Past
		Due 90 Days		Due 90 Days
		or More and		or More and
		Still Accruing		Still Accruing
(in thousands)	Non accrual	Interest	Non accrual	Interest

Residential Real Estate:
Owner Occupied	$11,701	$-	$13,356	$-
Non Owner Occupied	1,681		1,880
Commercial Real Estate	4,054	-	6,265	-
Commercial Real Estate -		-		-
Purchased Whole Loans	-	-	-	-
Real Estate Construction	2,641	-	3,682	-
Commercial	300	-	323	-
Warehouse Lines of Credit	-	-	-	-
Home Equity	3,380	-	2,734	-
Consumer:		-		-
Credit Cards	-	-	-	-
Overdrafts	-	-	-	-
Other Consumer	65	-	77	-

Total	$23,822	$-	$28,317	$-

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

The following table presents the aging of the recorded investment in past due loans by class of loans:

	30 - 59	60 - 89	Greater than	Total
	Days	Days	90 Days	Loans
September 30, 2011 (in thousands)	Past Due	Past Due	Past Due	Past Due

Residential Real Estate:
Owner Occupied	$4,511	$1,699	$6,221	$12,431
Non Owner Occupied	103	-	958	1,061
Commercial Real Estate	141	-	1,486	1,627
Commercial Real Estate - Purchased Loans	-	-	-	-
Real Estate Construction	-	-	541	541
Commercial	21	-	14	35
Warehouse Lines of Credit	-	-	-	-
Home Equity	983	281	2,656	3,920
Consumer:
Credit Cards	25	22	-	47
Overdrafts	207	-	-	207
Other Consumer	34	12	2	48

Total	$6,025	$2,014	$11,878	$19,917

	30 - 59	60 - 89	Greater than	Total
	Days	Days	90 Days	Loans
December 31, 2010 (in thousands)	Past Due	Past Due	Past Due	Past Due

Residential Real Estate:
Owner Occupied	$4,540	$1,049	$9,425	$15,014
Non Owner Occupied	185	95	737	1,017
Commercial Real Estate	1,323	-	4,377	5,700
Real Estate Construction	71	333	1,918	2,322
Commercial	3	26	38	67
Home Equity	1,097	518	829	2,444
Consumer:
Credit Cards	57	4	-	61
Overdrafts	158	-	-	158
Other Consumer	108	32	4	144

Total	$7,542	$2,057	$17,328	$26,927

All loans greater than 90 days past due or more as of September 30, 2011 and December 31, 2010 were on non accrual status.

Republic defines impaired loans as follows:

●	All loans internally classified as “doubtful” or “loss;”
●	All loan relationships on accrual status internally classified as “substandard” exceeding $499,999 in aggregate;
●	All loans internally classified as “substandard” or “special mention” on nonaccrual status, regardless of the size of the credit;
●	All non classified retail and commercial loan troubled debt restructurings (“TDRs”); and
●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meet the definition of impaired.

See the section titled “Credit Quality Indicators” below for additional discussion regarding the Company’s loan classification structure.

Information regarding Republic’s impaired loans follows:

(in thousands)	September 30, 2011	December 31, 2010

Impaired loans with no allocated allowance for loan losses	$20,111	$14,141
Impaired loans with allocated allowance for loan losses	35,631	30,945

Total impaired loans	$55,742	$45,086

Amount of the allowance for loan losses allocated	$6,327	$4,284

The following tables present loans individually evaluated for impairment by class of loans. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

				Three Months Ended		Nine Months Ended
				September 30, 2011		September 30, 2011
	Unpaid		Allowance for	Average	Interest	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Recorded	Income
September 30, 2011 (in thousands)	Balance	Investment	Allocated	Investment	Recognized	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential Real Estate:
Owner Occupied	$16,465	$16,465	$-	$14,792	$278	$12,199	$423
Non Owner Occupied	690	267	-	262	-	329	-
Commercial Real Estate	1,044	978	-	4,024	8	2,761	11
Commercial Real Estate - Purchased Loans	-	-	-	-	-	-	-
Real Estate Construction	906	707	-	921	-	1,487	-
Commercial	1,213	1,213	-	1,213	12	1,213	37
Warehouse Lines of Credit	-	-	-	-	-	-	-
Home Equity	617	481	-	631	2	316	6
Consumer:
Credit Cards	-	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-	-
Other Consumer	-	-	-	-	-	-	-

Impaired loans with an allowance recorded:
Residential Real Estate:
Owner Occupied	2,792	2,792	1,045	3,187	10	1,981	21
Non Owner Occupied	1,882	1,882	361	1,817	3	1,963	11
Commercial Real Estate	16,596	16,188	1,820	15,176	199	17,389	569
Commercial Real Estate - Purchased Loans	-	-	-	-	-	-	-
Real Estate Construction	10,715	9,735	2,149	9,780	77	7,753	227
Commercial	3,009	3,009	99	3,138	32	3,460	92
Warehouse Lines of Credit	-	-	-	-	-	-	-
Home Equity	2,025	2,025	853	1,666	-	833	-
Consumer:
Credit Cards	-	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-	-
Other Consumer	-	-	-	-	-	-	-
Total impaired loans	57,954	55,742	6,327	56,607	621	51,684	1,397

Loans collectively evaluated for impairment:
Residential Real Estate:
Owner Occupied	917,493	917,493	3,589
Non Owner Occupied	100,447	100,447	830
Commercial Real Estate	630,510	630,510	6,109
Commercial Real Estate - Purchased Loans	32,783	32,783	-
Real Estate Construction	56,136	56,136	954
Commercial	107,073	107,073	951
Warehouse Lines of Credit	17,324	17,324	43
Home Equity	284,613	284,613	2,340
Consumer:
Credit Cards	7,858	7,858	458
Overdrafts	710	710	101
Other Consumer	9,227	9,227	278
Unallocated allowance for loan losses	-	-	1,965
Total non impaired loans	2,164,174	2,164,174	17,618
Grand total	$2,222,128	$2,219,916	$23,945

	Unpaid		Allowance
	Principal	Recorded	for Loan Losses
December 31, 2010 (in thousands)	Balance	Investment	Allocated

Impaired loans with no related allowance recorded:
Residential Real Estate:
Owner Occupied	$8,739	$8,739	$-
Non Owner Occupied	396	396	-
Commercial Real Estate	1,611	1,574	-
Real Estate Construction	2,878	2,219	-
Commercial	1,213	1,213	-
Home Equity	-	-	-
Consumer:
Credit Cards	-	-	-
Overdrafts	-	-	-
Other Consumer	-	-	-

Impaired loans with an allowance recorded:
Residential Real Estate:
Owner Occupied	145	145	27
Non Owner Occupied	2,496	2,366	520
Commercial Real Estate	21,038	20,468	1,979
Real Estate Construction	5,115	4,192	1,311
Commercial	3,774	3,774	447
Home Equity	-	-	-
Consumer:
Credit Cards	-	-	-
Overdrafts	-	-	-
Other Consumer	-	-	-
Total impaired loans	47,405	45,086	4,284

Loans collectively evaluated for impairment:
Residential Real Estate:
Owner Occupied	909,523	909,523	4,724
Non Owner Occupied	123,642	123,642	11
Commercial Real Estate	618,830	618,830	5,241
Real Estate Construction	62,290	62,290	1,294
Commercial	103,733	103,733	900
Home Equity	289,945	289,945	3,581
Consumer:
Credit Cards	8,213	8,213	492
Overdrafts	901	901	126
Other Consumer	13,077	13,077	461
Unallocated allowance for loan losses	-	-	1,965
Total non impaired loans	2,130,154	2,130,154	18,795
Grand total	$2,177,559	$2,175,240	$23,079

For the three and nine months ended September 30, 2011, the Company did not recognize any interest income under the cash-basis method of accounting for impaired loans.

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

Approximately $29 million in TDRs were added in 2011, with approximately $12 million consisting of four relationships. Of the $29 million in TDR additions, approximately $16 million were added during the third quarter of 2011, the majority of which were on accrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	TDRs on	TDRs on
	Non-Accrual	Accrual	Total
September 30, 2011 (in thousands)	Status	Status	TDRs

Residential real estate	$2,493	$17,911	$20,404
Commercial real estate	3,777	9,610	13,387
Real estate construction	2,521	7,921	10,442
Commercial	-	4,222	4,222

Total TDRs	$8,791	$39,664	$48,455

	TDRs on	TDRs on
	Non-Accrual	Accrual	Total
December 31, 2010 (in thousands)	Status	Status	TDRs

Residential real estate	$1,272	$9,191	$10,463
Commercial real estate	2,703	11,425	14,128
Real estate construction	640	2,719	3,359
Commercial	-	4,281	4,281

Total TDRs	$4,615	$27,616	$32,231

The Company considers an impaired loan to be performing to its modified terms if the loan is not past due 30 days or more as of the reporting date

A summary of the types of TDR loan modifications outstanding and respective performance under modified terms at September 30, 2011 follows:

	TDRs Performing	TDRs Not
	to Modified	Performing to	Total
September 30, 2011 (in thousands)	Terms	Modified Terms	TDRs

Residential real estate loans:
Interest only payments for 6-12 months	$6,064	$161	$6,225
Rate reduction	12,751	1,088	13,839
Forbearance for 3-6 months	-	-	-
Extension or other modification	-	340	340
Total residential TDRs	18,815	1,589	20,404

Commerical related and construction loans:
Interest only payments for 6 - 12 months	6,124	-	6,124
Interest only payments for 36 months	4,208	-	4,208
Rate reduction	340	114	454
Forbearance for 3-6 months	924	-	924
Extension or other modification	14,911	1,430	16,341
Total commercial TDRs	26,507	1,544	28,051
Total TDRs	$45,322	$3,133	$48,455

	TDRs Performing	TDRs Not
	to Modified	Performing to	Total
December 31, 2010 (in thousands)	Terms	Modified Terms	TDRs

Residential real estate loans:
Rate reduction	$6,568	$549	$7,117
Interest only payments for 6-12 months	2,783	-	2,783
Forbearance for 3-6 months	458	-	458
Extension or other modification	105	-	105
Total residential TDRs	9,914	549	10,463

Commerical related and construction loans:
Interest only payments for 6 - 12 months	5,876	310	6,186
Interest only payments for 36 months	4,208	-	4,208
Rate reduction	3,028	-	3,028
Forbearance for 3-6 months	3,813	855	4,668
Extension or other modification	3,678	-	3,678
Total commercial TDRs	20,603	1,165	21,768
Total TDRs	$30,517	$1,714	$32,231

As of September 30, 2011 and December 31, 2010, 94% and 95% of the Bank’s TDRs were performing according to their modified terms. The Bank allocated $4.7 million and $2.8 million of specific reserves to customers whose loan terms have been modified in TDRs as of September 30, 2011 and December 31, 2010. Specific reserve allocations are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from Republic’s internal watch list and have been specifically allocated for as part of the Bank’s normal loan loss provisioning methodology. The Bank has not committed to lend any additional material amounts to its existing TDR relationships at September 30, 2011.

A summary of the types of TDR loan modifications that occurred during the first nine months of 2011 were as follows:

	TDRs Performing	TDRs Not
	to Modified	Performing to	Total
(in thousands)	Terms	Modified Terms	TDRs

Residential real estate loans:
Interest only payments for 6-12 months	$4,689	$-	$4,689
Rate reduction	12,499	1,088	13,587
Total residential TDRs	17,188	1,088	18,276

Commerical related and construction loans:
Interest only payments for 6 - 12 months	1,907	-	1,907
Extension or other modification	9,171	-	9,171
Total commercial TDRs	11,078	-	11,078
Total TDRs	$28,266	$1,088	$29,354

As of September 30, 2011, 96% of the Bank’s TDRs that occurred during the first nine months of 2011 were performing according to their modified terms. The Bank had allocated $2.9 million in specific reserves to customers whose loan terms were modified in TDRs during the first nine months of 2011. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from Republic’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

During the previous twelve months, approximately $333,000 retail and $392,000 commercial TDRs have gone delinquent and defaulted on their restructured terms during the period.

Management determines whether to classify a TDR as non-performing based on its accrual status prior to modification. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At September 30, 2011 and December 31, 2010, $9 million and $5 million, respectively of TDRs were classified as non-performing loans.

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

While underwriting for RALs involves several individual components, the DI has historically represented a meaningful part of the overall underwriting for the product. Without the DI, as expected, RB&T experienced a higher provision for loan losses as a percentage of RALs originated during 2011 as compared to 2010. Due to the elimination of the DI, more of RB&T’s RAL losses in 2011 resulted from refunds being retained by the IRS to satisfy eligible state or federal delinquent debts as compared to prior years when the vast majority of its RAL losses were the result of revenue protection strategies by the IRS.

As of September 30, 2011 and 2010, $14.8 million and $11.0 million of total RALs originated remained uncollected, representing 1.43% and 0.37% of total gross RALs originated during the respective tax years by RB&T. Substantially all of these loans were charged off as of June 30, 2011 and 2010.

For the quarter ended September 30, 2011 and 2010, the TRS provision for loan losses was a net credit of $687,000 and a net credit of $3.5 million. The net credit in both periods resulted from better than previously projected paydowns within RB&T’s Refund Anticipation Loan (“RAL”) portfolio. Management was able to estimate its 2011 TRS provision for loan losses with greater precision than its 2010 estimate, in part, because of the 66% strategic reduction in RAL dollar volume from 2010 to 2011. Management expects the actual loss rate realized will be less than the current uncollected amount, as RB&T will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the RALs.

For additional discussion regarding TRS, see the following sections:
● Part I Item 1 “Financial Statements:”
o Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o Footnote 4 “Deposits”
o Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o Footnote 10 “Segment Information”
o Footnote 11 “Regulatory Matters”
● Part II Item 1A “Risk Factors”

4. DEPOSITS

Ending deposit balances at September 30, 2011 and December 31, 2010 were as follows:

(in thousands)	September 30, 2011	December 31, 2010

Demand (NOW and SuperNOW)	$570,640	$298,452
Money market accounts	448,161	637,557
Brokered money market accounts	14,739	513
Savings	42,315	38,661
Individual retirement accounts*	31,764	34,129
Time deposits, $100,000 and over*	89,857	152,891
Other certificates of deposit*	109,935	127,156
Brokered certificates of deposit*	109,476	687,958

Total interest-bearing deposits	1,416,887	1,977,317
Total non interest-bearing deposits	385,511	325,375

Total deposits	$1,802,398	$2,302,692
__________________________________
(*) - Represents a time deposit.

Total demand (NOW and SuperNOW) accounts increased $272 million during 2011, while money market accounts declined $190 million during the same period. Approximately $195 million of the change between categories occurred during the third quarter and was directly related to provisions within the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). As a result of this Act, which removed the prohibition on payments of interest on demand accounts as of July 21, 2011, a substantial majority of the Bank’s corporate money market relationships were converted into transactional NOW accounts.

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens. This transaction closed on September 30, 2011. In addition to other items, Citizens assumed all deposits of its Bowling Green banking center, or approximately $33 million. The Company recognized a pre-tax net gain on sale for the entire transaction of $2.9 million.

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
● Part I Item 1 “Financial Statements:”
o Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o Footnote 3 “Loans and Allowance for Loan Losses”
o Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o Footnote 10 “Segment Information”
o Footnote 11 “Regulatory Matters”
● Part II Item 1A “Risk Factors”

5.           FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At September 30, 2011 and December 31, 2010, FHLB advances outstanding were as follows:

(in thousands)	September 30, 2011	December 31, 2010

Overnight FHLB borrowings with a interst rate of 0.04%	$15,000	$-

Putable fixed interest rate advances with a
weighted average interest rate of 4.36%(1)	120,000	150,000

Fixed interest rate advances with a weighted average
interest rate of 3.14% due through 2019	389,731	414,877

Total FHLB advances	$524,731	$564,877

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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At September 30, 2011, Republic had available collateral to borrow an additional $333 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions.

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2011	$35,000
2012	85,000
2013	91,000
2014	178,000
2015	10,000
Thereafter	125,731

Total	$524,731

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	September 30, 2011	December 31, 2010

First lien, single family residential real estate	$655,566	$697,535
Home equity lines of credit	61,945	36,106
Multi-family commercial real estate	10,526	14,332

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

Assets and liabilities measured at fair value under on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	September 30, 2011 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$-	$148,437	$-	$148,437
Private label mortgage backed and other
private label mortgage-related securities	-	-	4,543	4,543
Mortgage backed securities - residential	-	312,468	-	312,468
Collateralized mortgage obligations	-	207,323	-	207,323
Total securities available for sale	$-	$668,228	$4,543	$672,771

Mandatory forward contracts	$-	$30,548	$-	$30,548

Rate lock loan commitments	-	29,255	-	29,255

Mortgage loans held for sale	-	4,721	-	4,721

Mortgage servicing rights	-	4,361	-	4,361

	Fair Value Measurements at
	December 31, 2010 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$-	$120,297	$-	$120,297
Private label mortgage backed and other
private label mortgage-related securities	-	-	5,124	5,124
Mortgage backed securities - residential	-	158,677	-	158,677
Collateralized mortgage obligations	-	225,657	-	225,657
Total securities available for sale	$-	$504,631	$5,124	$509,755

Mandatory forward contracts	$-	$25,868	$-	$25,868

Rate lock loan commitments	-	10,894	-	10,894

Mortgage loans held for sale	-	15,228	-	15,228

The tables below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2011 and December 31, 2010:

Securities available for Sale - Private label mortgage backed and other private label mortgage-related securities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Balance, beginning of period	$4,402	$5,566	$5,124	$5,901

Total gains or losses included in earnings:
Net impairment loss recognized in earnings	-	-	(279)	(126)
Net change in unrealized gain / (loss)	2,628	2,430	4,595	7,330
Realized pass through of actual losses	(2,346)	(2,304)	(4,398)	(6,581)
Principal paydowns	(141)	(328)	(499)	(1,160)
Balance, end of period	$4,543	$5,364	$4,543	$5,364

There were no transfers into or out of Level 3 assets during the three and nine months ended September 30, 2011 and 2010.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		September 30, 2011 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential Real Estate:
Owner Occupied	$455	$-	$-	$411	$411
Non Owner Occupied	695	-	-	582	582
Commercial Real Estate	3,778	-	-	3,207	3,207
Real Estate Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Home equity	2,358	-	-	1,505	1,505
Total impaired loans *	$7,286	$-	$-	$5,705	$5,705

Other real estate owned:
Residential Real Estate:
Owner Occupied	$3,421	$-	$-	$3,421	$3,421
Non Owner Occupied	802	-	-	802	802
Commercial Real Estate	2,202	-	-	2,202	2,202
Real Estate Construction	4,760	-	-	4,760	4,760
Total other real estate owned	$11,185	$-	$-	$11,185	$11,185

		Fair Value Measurements at
		December 31, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential Real Estate:
Owner Occupied	$323	$-	$-	$298	$298
Non Owner Occupied	859	-	-	668	668
Commercial Real Estate	8,339	-	-	7,533	7,533
Real Estate Construction	3,052	-	-	2,767	2,767
Commercial	282	-	-	82	82
Total impaired loans*	$12,855	$-	$-	$11,348	$11,348

Other real estate owned:
Residential Real Estate:
Owner Occupied	$2,832	$-	$-	$2,832	$2,832
Non Owner Occupied	1,101	-	-	1,101	1,101
Commercial Real Estate	3,735	-	-	3,735	3,735
Real Estate Construction	4,301	-	-	4,301	4,301
Total other real estate owned	$11,969	$-	$-	$11,969	$11,969

* - The impaired loan balances in the preceding two tables excludes TDRs where the impairment was determined by measuring the present value of future cashflows. The difference between the carrying value and the fair value represents loss reserves recorded within the allowance for loan losses in accordance with ASC 310-10-35.

The Bank recorded realized impairment losses related to its Level 3 private label mortgage backed and other private label mortgage-related securities as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Net impairment loss recognized in earnings	$-	$-	$279	$126

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount and valuation allowance as follows:

(in thousands)	September 30, 2011	December 31, 2010

Carrying amount of loans with a valuation allowance	$5,373	$9,472
Valuation allowance	1,581	1,506

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. At September 30, 2011 and December 31, 2010, the carrying value of other real estate owned was $11 million and $12 million, respectively. The fair value of the Bank’s other real estate owned properties exceeded their carrying value at September 30, 2011 and December 31, 2010.

Detail of other real estate owned write downs follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Other real estate owned write-downs	$236	$389	$463	$993

Mortgage servicing rights (“MSR”s) are carried at lower of cost or fair value. The Company recorded a $203,000 MSR valuation as of September 30, 2011. No MSR valuation allowance existed at December 31, 2010.

The carrying amounts and estimated fair values of financial instruments, at September 30, 2011 and December 31, 2010 follows:

	September 30, 2011		December 31, 2011
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Assets:
Cash and cash equivalents	$75,573	$75,573	$786,371	$786,371
Securities available for sale	672,771	672,771	509,755	509,755
Securities to be held to maturity	29,371	29,707	32,939	33,824
Mortgage loans held for sale	4,721	4,721	15,228	15,228
Loans, net	2,195,971	2,285,095	2,152,161	2,209,717
Federal Home Loan Bank stock	26,153	26,153	26,212	26,212
Accrued interest receivable	9,725	9,725	9,472	9,472

Liabilities:
Non interest-bearing deposit accounts	385,511	385,511	325,375	325,375
Transaction deposit accounts	1,075,855	1,075,855	975,183	975,183
Time deposits	341,032	360,028	1,002,134	1,004,511
Securities sold under agreements
to repurchase and other short-term
borrowings	227,504	227,504	319,246	319,246
Federal Home Loan Bank advances	524,731	547,301	564,877	586,737
Subordinated note	41,240	41,159	41,240	41,150
Accrued interest payable	1,804	1,804	2,377	2,377

The methods and assumptions used to estimate the fair value of all previously undisclosed financial instruments are described as follows:

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010. Although management is not aware of any factors that would dramatically affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

7.           MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

September 30, (in thousands)	2011	2010

Balance, January 1	$15,228	$5,445
Origination of mortgage loans held for sale	93,052	196,853
Proceeds from the sale of mortgage loans held for sale	(106,535)	(200,645)
Net gain on sale of mortgage loans held for sale	2,976	4,130

Balance, September 30	$4,721	$5,783

Mortgage banking activities primarily include the origination of residential mortgage loans sold into the secondary market and the servicing component related to these loans. The following table presents the components of Mortgage Banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Net gain on sale of mortgage loans held for sale	$1,511	$1,954	$2,976	$4,130
Change in mortgage servicing rights valuation allowance	(203)	(157)	(203)	(157)
Loan servicing income, net of amortization	44	(118)	319	121

Total mortgage banking income	$1,352	$1,679	$3,092	$4,094

Activity for capitalized mortgage servicing rights was as follows:

September 30, (in thousands)	2011	2010

Balance, January 1	$7,800	$8,430
Additions	924	1,818
Amortized to expense	(1,833)	(2,190)
Change in valuation allowance	(203)	(157)

Balance, September 30	$6,688	$7,901

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

September 30, (in thousands)	2011	2010

Balance, January 1	$-	$-
Additions	(203)	(157)
Reductions credited to operations	-	-
Direct write downs	-	-

Balance, September 30	$(203)	$(157)

Other information relating to mortgage servicing rights follows:

(in thousands)	September 30, 2011	December 31, 2010

Fair value of mortgage servicing rights portfolio	$7,461	$9,967
Discount rate	9%	9%
Prepayment speed range	220% - 405%	137% - 550%
Weighted average default rate	1.50%	1.50%

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

The following tables include the notional amounts and realized gain (loss) for Mortgage Banking derivatives recognized in Mortgage Banking income as of September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010

Mandatory forward contracts:
Notional amount	$30,703	$25,591
Change in fair value of mandatory forward contracts	(155)	277

Rate lock loan commitments:
Notional amount	$29,159	$11,091
Change in fair value of rate lock loan commitments	66	(197)

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

8.             OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

RB&T is subject to a $2 million Civil Money Penalty (“CMP”), which was assessed by the FDIC during the second quarter of 2011 as part of the Amended Notice of Charges for an Order to Cease and Desist; Notice of Assessment of Civil Money Penalties, Findings of Fact and Conclusions of Law; Order to Pay; and Notice of Hearing (the “Amended Notice”). RB&T believes the charges, which resulted in the CMP, are without merit and intends to vigorously defend its right to offer a legal product to those who wish to purchase the product. RB&T is appealing the CMP as part of the Administrative Law Judge (“ALJ”) hearing process with the FDIC that is currently scheduled to begin on February 6, 2012. Historically, ALJs and the FDIC Board of Directors have found in favor of the FDIC in such proceedings. As a result, management believes the ultimate payment of all or a material portion of the CMP is probable, and as such, RB&T recorded a $2 million liability as of June 30, 2011. For additional discussion regarding the Amended Notice, see Exhibits 99.1 and 99.2 of the Company’s Form 8-K filed with the SEC on May 5, 2011.

For additional discussion regarding TRS, see the following sections:
● Part I Item 1 “Financial Statements:”
o Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o Footnote 3 “Loans and Allowance for Loan Losses”
o Footnote 4 “Deposits”
o Footnote 10 “Segment Information”
o Footnote 11 “Regulatory Matters”
● Part II Item 1A “Risk Factors”

On August 1, 2011, a lawsuit was filed in the United States District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads six claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, KRS §367, et seq. (Count VI). Management is evaluating the claims of this lawsuit and is unable to estimate the possible loss or range of possible loss, if any, that may result from this lawsuit. RB&T intends to vigorously defend this case. An earlier, identical suit by the same plaintiff was filed on July 19, 2011 in the United States District Court for the Middle District for Florida styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 2:11-CV-00405-JES-SPC. The plaintiff dismissed that suit without prejudice on August 2, 2011.

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

As of September 30, 2011, exclusive of Mortgage Banking loan commitments, the Bank had outstanding loan commitments of $463 million, which included unfunded home equity lines of credit totaling $233 million. As of December 31, 2010, exclusive of Mortgage Banking loan commitments, the Bank had outstanding loan commitments of $453 million, which included unfunded home equity lines of credit totaling $254 million. These commitments generally have open-ended maturities and variable rates.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $18 million and $11 million at September 30, 2011 and December 31, 2010. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

At September 30, 2011 and December 31, 2010, the Bank had $12 million letter of credit from the FHLB issued on behalf of two RB&T clients. These letters of credit were used as credit enhancements for client bond offerings and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2011	2010	2011	2010

Net income	$7,870	$7,310	$87,945	$60,335

Weighted average shares outstanding	20,953	20,917	20,942	20,857
Effect of dilutive securities	41	71	50	88
Average shares outstanding including
dilutive securities	20,994	20,988	20,992	20,945

Basic earnings per share:
Class A Common Share	$0.38	$0.35	$4.20	$2.90
Class B Common Share	0.36	0.34	4.16	2.86

Diluted earnings per share:
Class A Common Share	$0.38	$0.35	$4.19	$2.89
Class B Common Share	0.36	0.34	4.15	2.85

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Antidilutive stock options	600,676	610,857	605,676	634,497

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
o Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o Footnote 3 “Loans and Allowance for Loan Losses”
o Footnote 4 “Deposits”
o Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o Footnote 11 “Regulatory Matters”
● Part II Item 1A “Risk Factors”

Segment information for the three and nine months ended September 30, 2011 and 2010 follows:

	Three Months Ended September 30, 2011
(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$27,059	$4	$100	$27,163

Provision for loan losses	547	(687)	-	(140)

Electronic refund check fees	-	425	-	425
Net RAL securitization income	-	5	-	5
Mortgage banking income	-	-	1,352	1,352
Net gain on sales, calls and impairment
of securities	301	-	-	301
Other non interest income	8,367	-	26	8,393
Total non interest income	8,668	430	1,378	10,476

Total non interest expenses	22,065	3,668	705	26,438

Gross operating profit (loss)	13,115	(2,547)	773	11,341
Income tax expense (benefit)	4,293	(1,092)	270	3,471
Net income (loss)	$8,822	$(1,455)	$503	$7,870

Segment end of period assets	$3,067,504	$15,827	$11,810	$3,095,141

Net interest margin	3.61%	NM	NM	3.60%

	Three Months Ended September 30, 2010

(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$26,341	$13	$98	$26,452

Provision for loan losses	1,726	(3,530)	-	(1,804)

Electronic refund check fees	-	293	-	293
Net RAL securitization income	-	8	-	8
Mortgage banking income	-	-	1,679	1,679
Net loss on sales, calls and impairment
of securities	-	-	-	-
Other non interest income	5,764	43	36	5,843
Total non interest income	5,764	344	1,715	7,823

Total non interest expenses	22,277	2,279	566	25,122

Gross operating profit	8,102	1,608	1,247	10,957
Income tax expense	2,610	600	437	3,647
Net income	$5,492	$1,008	$810	$7,310

Segment end of period assets	$3,008,349	$13,412	$14,008	$3,035,769

Net interest margin	3.49%	NM	NM	3.49%

	Nine Months Ended Sept. 30, 2011

(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$78,580	$59,092	$291	$137,963

Provision for loan losses	5,454	12,049	-	17,503

Electronic refund check fees	-	88,071	-	88,071
Net RAL securitization income	-	203	-	203
Mortgage banking income	-	-	3,092	3,092
Net gain on sales, calls and impairment
of securities	1,929	-	-	1,929
Other non interest income	19,663	147	51	19,861
Total non interest income	21,592	88,421	3,143	113,156

Total non interest expenses	67,840	27,187	2,755	97,782

Gross operating profit	26,878	108,277	679	135,834
Income tax expense	8,263	39,389	237	47,889
Net income	$18,615	$68,888	$442	$87,945

Segment end of period assets	$3,067,504	$15,827	$11,810	$3,095,141

Net interest margin	3.48%	NM	NM	5.60%

	Nine Months Ended Sept. 30, 2010

(dollars in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net interest income	$80,364	$50,729	$284	$131,377

Provision for loan losses	9,502	8,464	-	17,966

Electronic refund check fees	-	58,513	-	58,513
Net RAL securitization income	-	228	-	228
Mortgage banking income	-	-	4,094	4,094
Net loss on sales, calls and impairment
of securities	(126)	-	-	(126)
Other non interest income	17,183	53	59	17,295
Total non interest income	17,057	58,794	4,153	80,004

Total non interest expenses	70,567	28,273	2,066	100,906

Gross operating profit	17,352	72,786	2,371	92,509
Income tax expense	5,177	26,167	830	32,174
Net income	$12,175	$46,619	$1,541	$60,335

Segment end of period assets	$3,008,349	$13,412	$14,008	$3,035,769

Net interest margin	3.62%	NM	NM	5.08%
_________________________
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

On May 3, 2011, RB&T received an Amended Notice from the FDIC revising its original Notice referenced in the preceding paragraph. The Amended Notice resulted from conclusions made by the FDIC during a targeted visitation of 250 ERO offices in 36 states, which it conducted on February 15 and 16, 2011. In addition to the allegations contained in the Notice, the Amended Notice alleged violations of the Truth-In-Lending Act, the Equal Credit Opportunity Act, and the Federal Trade Commission Act. The Amended Notice also accused RB&T of, among other things, unsafe or unsound banking practices resulting from its third-party management; unsafe or unsound hindrance, impediment, or interference with a financial institution examination; unsafe or unsound physical security or electronic protection of ERO premises; violations of the Gramm-Leach-Bliley Act and FDIC regulation; and violations of the 2009 Order. Moreover, the Amended Notice included an assessment of a $2 million CMP. For additional discussion regarding the Amended Notice, see Exhibits 99.1 and 99.2 of the Company’s Form 8-K filed with the SEC on May 5, 2011.

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an Administrative Law Judge (“ALJ”) appointed by the FDIC. RB&T’s hearing date was originally set for September 19, 2011, in Louisville, Kentucky. As a result of the issuance of the Amended Notice, the hearing date is now scheduled for February 6, 2012, unless it is subsequently changed by the ALJ. As part of the hearing process, the ALJ will take evidence on the items specified in the Amended Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept, accept in part, or reject the ALJ’s recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC Board of Directors. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation to render a decision. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals. Filing an appeal would not operate as a stay of the order.

As stated above, RB&T is subject to a $2 million CMP, which was assessed by the FDIC during the second quarter of 2011 as part of the Amended Notice. In addition to contesting the charges in the Amended Notice, RB&T is also contesting the CMP as part of the ALJ hearing process that is currently scheduled to begin on February 6, 2012. Historically, ALJs and the FDIC Board of Directors have found in favor of the FDIC in such proceedings. As a result, management believes the ultimate payment of all or a material portion of the CMP is probable, and as such, RB&T recorded a $2 million liability as of June 30, 2011.

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky (the “Court”) against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank & Trust Company v. Federal Deposit Insurance Corporation, et al. The complaint states that the FDIC’s actions to prohibit RB&T from offering RALs constitute a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the Administrative Procedure Act (the “APA”) or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also states that the FDIC has unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint seeks declaratory and injunctive relief. On March 31, 2011, the FDIC filed a Motion to Dismiss (the “Motion”) RB&T’s complaint with the Court. RB&T timely filed its brief in opposition to the Motion, and the matter remains pending with the Court. No responsive pleadings to RB&T’s complaint have been or will be required to be filed in the action while the Motion is pending. If RB&T is successful in its objection to the Motion, the defendants will have an additional fourteen days to file their respective answers to RB&T’s complaint.

On May 20, 2011, the Court granted the Kentucky Bankers Association’s (the “KBA”) request to participate in the suit as Amicus Curiae. The FDIC filed a motion asking the Court to reverse its approval of the KBA’s participation in the suit as Amicus Curiae. In granting the FDIC’s motion, the Court reserved the right to re-evaluate Amicus Curiae participation by the KBA in the future.

For additional discussion regarding TRS, see the following sections:
● Part I Item 1 “Financial Statements:”
o Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o Footnote 3 “Loans and Allowance for Loan Losses”
o Footnote 4 “Deposits”
o Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o Footnote 10 “Segment Information”
● Part II Item 1A “Risk Factors”

12.               BRANCH DIVESTITURE

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens First Bank, Inc. (“Citizens”). This transaction was closed on September 30, 2011. The transaction consisted of the following:

●	Citizens acquired loans totaling $13 million, representing approximately one-half of the outstanding loans of the banking center.
●	Citizens assumed all deposits of the Bowling Green banking center, or approximately $33 million consisting of nearly 3,800 accounts.
●	Citizens acquired all of the fixed assets of the Bowling Green banking center.
●	The total pre-tax gain on sale recognized by Republic as a result of the transaction was $2.9 million.

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

Republic and its subsidiaries operate in a heavily regulated industry. These regulatory requirements can and do affect the Company’s results of operations and financial condition. For an update on regulatory matters affecting the Company and its subsidiaries, see Footnote 11 “Regulatory Matters” in Part I Item 1 “Financial Statements.”

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

●
financial services reform and other current, pending or future legislation or regulation that could have a negative effect on the Company’s revenue and businesses, including the Dodd-Frank Act and legislation and regulation relating to overdraft fees (and changes to the Company’s overdraft practices as a result thereof), debit card interchange fees, credit cards, and other bank services;

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

On May 3, 2011, RB&T received an Amended Notice from the FDIC revising its original Notice referenced in the preceding paragraph. The Amended Notice resulted from conclusions made by the FDIC during a targeted visitation of 250 ERO offices in 36 states, which it conducted on February 15 and 16, 2011. In addition to the allegations contained in the Notice, the Amended Notice alleged violations of the Truth-In-Lending Act, the Equal Credit Opportunity Act, and the Federal Trade Commission Act. The Amended Notice also accused RB&T of, among other things, unsafe or unsound banking practices resulting from its third-party management; unsafe or unsound hindrance, impediment, or interference with a financial institution examination; unsafe or unsound physical security or electronic protection of ERO premises; violations of the Gramm-Leach-Bliley Act and FDIC regulation; and violations of the 2009 Order. Moreover, the Amended Notice included an assessment of a $2 million Civil Money Penalty (“CMP”). For additional discussion regarding the Amended Notice, see Exhibits 99.1 and 99.2 of the Company’s Form 8-K filed with the SEC on May 5, 2011.

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an Administrative Law Judge (“ALJ”) appointed by the FDIC. RB&T’s hearing date was originally set for September 19, 2011, in Louisville, Kentucky. As a result of the issuance of the Amended Notice, the hearing date is now scheduled for February 6, 2012, unless it is subsequently changed by the ALJ. As part of the hearing process, the ALJ will take evidence on the items specified in the Amended Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept or reject the ALJ’s recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation, or argument before the FDIC Board of Directors, to render a decision. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals. Filing an appeal would not operate as a stay of the order.

As stated above, RB&T is subject to a $2 million CMP, which was assessed by the FDIC during the second quarter of 2011 as part of the Amended Notice. In addition to contesting the charges in the Amended Notice, RB&T is appealing the CMP as part of the ALJ hearing process. Historically, ALJs and the FDIC Board of Directors have found in favor of the FDIC in such proceedings. As a result, management believes the ultimate payment of all or a material portion of the CMP is probable, and as such, RB&T recorded a $2 million liability as of June 30, 2011.

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

On May 20, 2011, the Court granted the Kentucky Bankers Association’s (the “KBA”) request to participate in the suit as Amicus Curiae. The FDIC filed a motion asking the Court to reverse its approval of the KBA’s participation in the suit as Amicus Curiae. In granting the FDIC’s motion, the Court reserved the right to re-evaluate Amicus Curiae participation by the KBA in the future.

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

Branch Divestiture

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens First Bank, Inc. (“Citizens”). This transaction was closed on September 30, 2011. The transaction consisted of the following:

●	Citizens acquired loans totaling $13 million, representing approximately one-half of the outstanding loans of the banking center.
●	Citizens assumed all deposits of the Bowling Green banking center, or approximately $33 million consisting of nearly 3,800 accounts.
●	Citizens acquired all of the fixed assets of the Bowling Green banking center.
●	The total pre-tax gain on sale recognized by Republic as a result of the transaction was $2.9 million.

See Form 8-K filed with the SEC on June 2, 2011 for additional information related to the sale of the Bowling Green banking center.

BUSINESS SEGMENT COMPOSITION

As of September 30, 2011, the Company was divided into three distinct business operating segments: Traditional Banking, Tax Refund Solutions and Mortgage Banking. Net income, total assets and net interest margin by segment for the three and nine months ended September 30, 2011 and 2010 are presented below:

	Three Months Ended September 30, 2011
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income (loss)	$8,822	$(1,455)	$503	$7,870
Segment assets	3,067,504	15,827	11,810	3,095,141
Net interest margin	3.61%	NM	NM	3.60%

	Three Months Ended September 30, 2010
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$5,492	$1,008	$810	$7,310
Segment assets	3,008,349	13,412	14,008	3,035,769
Net interest margin	3.49%	NM	NM	3.49%

	Nine Months Ended September 30, 2011
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$18,615	$68,888	$442	$87,945
Segment assets	3,067,504	15,827	11,810	3,095,141
Net interest margin	3.48%	NM	NM	5.60%

	Nine Months Ended September 30, 2010
(in thousands)	Traditional Banking	Tax Refund Solutions	Mortgage Banking	Total Company

Net income	$12,175	$46,619	$1,541	$60,335
Segment assets	3,008,349	13,412	14,008	3,035,769
Net interest margin	3.62%	NM	NM	5.08%
_____________________

NM – Not Meaningful

For expanded segment financial data see Footnote 10 “Segment Information” of Part I Item 1 “Financial Statements.

(I)  Traditional Banking segment

As of September 30, 2011, Republic had 42 full-service banking centers with 34 located in Kentucky, four located in metropolitan Tampa, Florida, three located in southern Indiana and one located in metropolitan Cincinnati, Ohio. RB&T’s primary market areas are located in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 11 banking centers in the following Kentucky cities: Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington, Florence and Independence. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in Hudson, Palm Harbor, Port Richey and Temple Terrace, Florida, as well as Cincinnati, Ohio.

In June 2011, the Bank commenced business in its newly established warehouse lending division. Through this division, the Bank provides short-term, revolving credit facilities to mortgage bankers secured by single 1-4 family real estate loans. These advances enable the mortgage company customer to close single 1-4 family real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. These individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold to the secondary market investor. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to payoff the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer. As of September 30, 2011, the Bank had outstanding loans of $17 million and two committed lines totaling $30 million within its warehouse lending division.

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

Due to the reduction in long-term interest rates during the third quarter of 2011, the fair value of the MSR portfolio declined as prepayment speed assumptions were adjusted upwards resulting in an impairment charge of $203,000.

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

During the nine months ended September 30, 2011, net income from the TRS business operating segment accounted for approximately 78% of the Company’s total net income. Net income associated with RALs represented approximately 34% of the TRS segment’s net income for same period.

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

RALs are short-term consumer loans offered to taxpayers that are secured by the customer’s anticipated tax refund, which represents the source of repayment. Prior to 2011, RB&T historically underwrote the RAL application utilizing the Debt Indicator (“DI”) from the IRS in combination with an automated underwriting model utilizing information contained in the taxpayer’s tax return. The DI, which indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally funded student loans, has historically been a meaningful underwriting component. On August 5, 2010, the IRS issued a news release stating that it would no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season. In response to loss of access to the DI in 2011, RB&T significantly reduced the maximum RAL amount to $1,500 for individual customers, raised the RAL offering price to its customers and modified its underwriting and application requirements resulting in fewer RALs approved.

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

RB&T has agreements with Jackson Hewitt Inc. (“JHI”), a subsidiary of Jackson Hewitt Tax Service Inc. (“JH”), and Liberty Tax Service (“Liberty”) to offer RAL and ERC/ERD products. JH and Liberty provide preparation services of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax-preparers offices. Approximately 40% and 34% of RB&T’s year to date September 30, 2011 and 2010 TRS gross revenue was derived from JH tax offices with another 20% and 29% from Liberty tax offices for the same respective periods.

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

TRS Funding – First Quarter 2012 Tax Season

In projecting funding needs for the first quarter 2012 tax season, RB&T expects to once again utilize brokered certificates of deposits and, to a lesser extent, its traditional borrowing lines of credit as its primary RAL funding source. RB&T will begin accumulating funds for its first quarter 2012 tax season during the fourth quarter of 2011. At this time, final RAL volume projections for the first quarter 2012 tax season are not complete; however, management does not currently anticipate overall volume to differ materially from the first quarter 2011 tax season. In addition, given the current interest rate environment, management anticipates being able to obtain funding at similar terms as obtained during the fourth quarter of 2010.

TRS Funding – First Quarter 2011 Tax Season

Due to the on-going excessive costs of securitization structures, RB&T elected not to obtain funding from a securitization structure for the first quarter 2011 tax season. Instead, RB&T utilized brokered certificates of deposits and, to a lesser extent, its traditional borrowing lines of credit as its primary RAL funding source.

Due to RB&T’s reduction to its maximum RAL offering amount and its revised underwriting guidelines in response to the elimination of the DI by the IRS, RB&T’s funding needs for the first quarter 2011 tax season were significantly reduced compared to prior years. During the fourth quarter of 2010, RB&T obtained $562 million in brokered certificates of deposits to be utilized to fund the first quarter 2011 RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 0.42%.

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

For additional discussion regarding the Amended Notice, see Exhibits 99.1 and 99.2 of the Company’s Form 8-K filed with the SEC on May 5, 2011.

OVERVIEW (Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010)

Net income for the three months ended September 30, 2011 was $7.9 million, representing an increase of $560,000, or 8%, compared to the same period in 2010. Diluted earnings per Class A Common Share increased to $0.38 for the quarter ended September 30, 2011 compared to $0.35 for the same period in 2010. General highlights for the three months ended September 30, 2011 by business operating segment are detailed below. Additional discussion follows under the section titled “Results of Operations.”

Traditional Banking segment (Third Quarter Highlights)

●	Net income increased $3.3 million for the third quarter of 2011 compared to the same period in 2010.
●
Net interest income increased $718,000, or 3%, for the third quarter of 2011 to $27.1 million. The Traditional Banking segment net interest margin increased 12 basis points from the third quarter of 2010 to 3.61%.

●	Provision for loan losses was $547,000 for the quarter ended September 30, 2011 compared to $1.7 million for the same period in 2010.
●	Total non-interest income increased $2.9 million, or 50%, for the third quarter of 2011 compared to the same period in 2010.
●	During the third quarter of 2011, the Company realized $301,000 in gains related to sales and calls of $26 million of available for sale investment securities.
●	Total non-interest expense declined $212,000 during the third quarter of 2011 compared to the third quarter of 2010.
●	Total non-performing loans to total loans decreased to 1.07% at September 30, 2011, from 1.30% at December 31, 2010 and 1.69% at September 30, 2010.
●	During the third quarter of 2011, the Bank sold its Bowling Green, Kentucky banking center and, as a result, recorded a pre-tax gain on sale of $2.9 million.

Tax Refund Solutions (“TRS”) segment (Third Quarter Highlights)

●	TRS segment net income decreased $2.5 million to a net loss of $1.5 million for the third quarter of 2011 compared to the same period in 2010.
●	TRS recorded a net credit to provision for loan losses of $687,000 for the third quarter of 2011, compared to a net credit of $3.5 million for the same period in 2010.

For additional discussion regarding TRS, see the following sections:

Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Deposits”
o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Regulatory Matters”
Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
Part II Item 1A “Risk Factors”

Mortgage Banking segment (Third Quarter Highlights)

●	Within the Mortgage Banking segment, mortgage banking income decreased $327,000, or 19%, during the third quarter of 2011 compared to the same period in 2010.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010)

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

Total Company net interest income increased $711,000, or 3%, for the third quarter of 2011 compared to the same period in 2010. The total Company net interest margin increased 11 basis points to 3.60% for the same period. The most significant components affecting the total Company’s net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $718,000, or 3%, for the third quarter of 2011 compared to third quarter of 2010, while the Traditional Banking net interest margin increased 12 basis points to 3.61%. This represents the first quarter over prior-year same-quarter increase in net interest income within the Traditional Banking segment since the first quarter of 2009. The overall increase in net interest income during the third quarter of 2011 was directly attributable to an increase in the average balance of loans outstanding, as well as an increase in the investment portfolio resulting from the strategies discussed below.

Regarding the increase in the investment portfolio, prior to the first quarter of 2011, the Bank’s general investment strategy was largely to not reinvest the cash it had been receiving from its loan and investment paydowns and pay-offs into assets with longer-term repricing horizons due to market projections of interest rate increases in the future. As a result, much of the cash the Bank received from paydowns during the previous two years had been reinvested into short-term, lower yielding investments, which had improved the Bank’s risk position from future interest rate increases, while negatively impacting then-current earnings. This conservative investment strategy, which involved minimal credit risk and minimal interest rate risk, led the Bank to hold a significant sum of cash at the Federal Reserve Bank (“FRB”) for much of the previous two years.

In February 2011, the Bank modified its conservative investment strategy, taking on more interest rate risk by reinvesting a portion of its excess cash into longer-term investment securities, thus increasing its projected net interest income and net interest margin for the near-term. The Bank made this revision to its conservative strategy, in large part, due to the on-going contraction of its net interest margin resulting from continued paydowns in its loan portfolio and the large amount of cash on hand earning 0.25%. While the Bank has slightly revised this strategy from time to time throughout 2011, in general, it has maintained the same strategic direction of extending the maturities within its investment portfolio in order to increase its yield on earning assets. Although the Bank has taken on more interest rate risk as a result of this strategy, the overall interest rate risk position of the Bank continues to remain within limits set by its board of directors.

In addition to the activity noted within its securities portfolio, during June 2011 the Bank also finalized the purchase of approximately $37 million of commercial real estate loans at a 13% discount. The Bank made this purchase as one of its strategies to reverse an on-going contraction in its net interest margin. At the time of purchase, these loans had a weighted average life of approximately seven years with an expected yield of 8.28%. For further discussion, see the section titled “Loan Portfolio” under “Comparison of Financial Condition at September 30, 2011 and December 31, 2010.”

Management expects to continue to experience downward repricing in its loan and investment portfolios resulting from on-going paydowns and early payoffs. This downward repricing will continue to cause compression in Republic’s net interest income and net interest margin. Additionally, because the Federal Funds Target rate (“FFTR”) (the index which many of the Bank’s short-term deposit rates track) has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the Federal Open Markets Committee (“FOMC”) of the Federal Reserve Bank (“FRB”) are possible, exacerbating the compression to the Bank’s net interest income and net interest margin caused by its repricing loans and investments. The Bank is unable to precisely determine the ultimate negative impact to the Bank’s net interest spread and margin in the future because several factors remain unknown at this time, such as future demand for financial products and the overall future need for liquidity, among many other factors.

Table 1 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the three month periods ended September 30, 2011 and 2010. Table 2 provides an analysis of total Company changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Traditional Banking Interest Rate Sensitivity for 2011” in this section of the filing.

Table 1 – Total Company Average Balance Sheets and Interest Rates for the Three Months Ended September 30, 2011 and 2010

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$711,050	$4,141	2.33%	$623,758	$4,097	2.63%
Federal funds sold and other interest-earning deposits	68,108	60	0.35%	229,125	152	0.27%
Refund Anticipation Loan fees(2)	-	1	0.00%	-	-	0.00%
Traditional Bank loans and fees(2)(3)	2,237,559	30,224	5.40%	2,180,565	31,021	5.69%

Total interest-earning assets	3,016,717	34,426	4.56%	3,033,448	35,270	4.65%

Less: Allowance for loan losses	25,928			26,017

Non interest-earning assets:
Non interest-earning cash and cash equivalents	63,670			61,100
Premises and equipment, net	35,760			38,471
Other assets(1)	57,011			56,732
Total assets	$3,147,230			$3,163,734

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$389,542	$107	0.11%	$310,864	$155	0.20%
Money market accounts	681,683	485	0.28%	662,269	706	0.43%
Time deposits	244,114	1,005	1.65%	325,765	1,405	1.73%
Brokered money market and brokered CD's	129,238	460	1.42%	172,908	680	1.57%

Total deposits	1,444,577	2,057	0.57%	1,471,806	2,946	0.80%

Securities sold under agreements to repurchase and
other short-term borrowings	249,002	111	0.18%	333,299	262	0.31%
Federal Home Loan Bank advances	517,739	4,467	3.45%	565,445	4,978	3.52%
Subordinated note	41,240	628	6.09%	41,240	632	6.13%

Total interest-bearing liabilities	2,252,558	7,263	1.29%	2,411,790	8,818	1.46%

Non interest-bearing liabilities and Stockholders' equity
Non interest-bearing deposits	396,568			345,970
Other liabilities	48,927			36,695
Stockholders' equity	449,177			369,279
Total liabilities and stock-holders' equity	$3,147,230			$3,163,734

Net interest income		$27,163			$26,452

Net interest spread			3.27%			3.19%

Net interest margin			3.60%			3.49%

__________________________
(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC topic 320 “Investments – Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $1.1 million and $924,000 for the three months ended September 30, 2011 and 2010.
(3)	Average balances for loans include the principal balance of non accrual loans and loans held for sale.

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

Table 2 – Total Company Volume/Rate Variance Analysis for the Three Months Ended September 30, 2011 and 2010

		Three Months Ended Sept. 30, 2011
		Compared to
		Three Months Ended Sept. 30, 2010
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$44	$538	$(494)
Federal funds sold and other interest-earning deposits	(92)	(131)	39
Refund Anticipation Loan fees	1	1	-
Traditional Bank loans and fees	(797)	797	(1,594)

Net change in interest income	(844)	1,205	(2,049)

Interest expense:

Transaction accounts	(48)	33	(81)
Money market accounts	(221)	20	(241)
Time deposits	(400)	(338)	(62)
Brokered money market and brokered CDs	(220)	(160)	(60)
Securities sold under agreements to repurchase and
other short-term borrowings	(151)	(56)	(95)
Federal Home Loan Bank advances	(511)	(413)	(98)
Subordinated note	(4)	-	(4)

Net change in interest expense	(1,555)	(914)	(641)

Net change in net interest income	$711	$2,119	$(1,408)

Provision for Loan Losses (Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010)

The Company recorded a net credit to provision for loan losses of $140,000 for the third quarter 2011, compared to a net credit of $1.8 million for the same period in 2010. The significant components comprising the Company’s provision for loan losses were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during the third quarter of 2011 was $547,000, a $1.2 million decline from the $1.7 million recorded during the third quarter of 2010. The decrease in the provision for the quarter was generally attributable to an overall improvement in the Company’s classified loans and better charge-off experience. In particular, the Bank experienced a significant reduction in provision expense associated with the Bank’s smaller dollar homogenous retail and commercial past due and non-accrual loans, which peaked during 2010.

Annualized net charge-offs as a percentage of average loans within the Traditional Banking segment were 0.45% for the third quarter of 2011 compared to 0.70% for the same period in 2010. This equated to a $1.3 million reduction in net charge-offs for the third quarter of 2011, as compared to the same period in 2010.

As a percentage of total loans, the Traditional Banking allowance for loan losses was 1.08% at September 30, 2011 compared to 1.06% at December 31, 2010 and 1.14% at September 30, 2010. Management believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2011. See section titled “Asset Quality” for additional discussion of the Bank’s delinquent and non-performing loans.

TRS segment

Substantially all Refund Anticipation Loans (“RALs”) issued by RB&T each year are made during the first quarter. RALs are generally repaid by the IRS or applicable taxing authority within two weeks of origination. Losses associated with RALs result from the IRS not remitting taxpayer refunds to RB&T associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud which are identified through IRS audits resulting from revenue protection strategies. In addition, RB&T also incurs losses as a result of tax debts not previously disclosed during its underwriting process.

For the three months ended September 30, 2011 the TRS provision for loan losses was a net credit of $687,000 compared to a net credit of $3.5 million for the three months ended September 30, 2010. The net credit in both periods resulted from better than previously projected paydowns within the RB&T’s RAL portfolio. Management was able to estimate its 2011 TRS provision for loan losses with greater precision than its 2010 estimate, in part, because of the 66% strategic reduction in RAL dollar volume from the 2010 to 2011 tax seasons.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 3 – Summary of Loan Loss Experience

	Three Months Ended
	September 30,
(dollars in thousands)	2011	2010
Allowance for loan losses at beginning of period	$25,931	$26,659
Charge offs:
Real Estate:
Residential	(1,077)	(638)
Commercial	(362)	(2,613)
Commercial - Purchased Whole	-	-
Construction	(770)	-
Commercial	-	(62)
Warehouse Lines of Credit	-	-
Consumer	(347)	(404)
Home Equity	(419)	(340)
Tax Refund Solutions	(6)	-
Total	(2,981)	(4,057)
Recoveries:
Real Estate:
Residential	73	21
Commercial	42	6
Commercial - Purchased Whole	-	-
Construction	126	6
Commercial	6	27
Warehouse Lines of Credit	-	-
Consumer	171	173
Home Equity	24	5
Tax Refund Solutions	693	3,530
Total	1,135	3,768

Net loan charge offs/recoveries	(1,846)	(289)
Provision for loan losses	(140)	(1,804)
Allowance for loan losses at end of period	$23,945	$24,566

Total Company Credit Quality Ratios:
Allowance for loan losses to total loans	1.08%	1.14%
Allowance for loan losses to non performing loans	101%	68%
Allowance for loan losses to non performing assets	68%	58%
Annualized net loan charge offs to average loans outstanding	0.33%	0.05%

Traditional Banking Credit Quality Ratios:
Allowance for loan losses to total loans	1.08%	1.14%
Allowance for loan losses to non performing loans	101%	68%
Allowance for loan losses to non performing assets	68%	58%
Annualized net loan charge offs to average loans outstanding	0.45%	0.70%

Non-interest Income (Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010)

Non interest income increased $2.7 million, or 34%, for the third quarter of 2011 compared to the same period in 2010. The most significant components comprising the total Company’s non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $2.9 million, or 50%, for the third quarter of 2011 compared to the same period in 2010.

Service charges on deposit accounts decreased $426,000, or 11%, during the third quarter of 2011 compared to the same period in 2010. The decrease was primarily the result of the continued general decline in consumer overdraft activity that the Bank, and the banking industry as a whole, has experienced the past several years. In addition, further contributing to this general decline in consumer overdraft activity, were the amended Regulation E (“Reg E”) guidelines which took effect on August 15, 2010. The amended Reg E guidelines prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer affirmatively consents, or opts in, to the overdraft service for those types of transactions.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Bank estimates that it has historically earned more than 60% of its overdraft related fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the third quarters of 2011 and 2010 were $1.9 million and $2.8 million. The total net daily overdraft charges included in interest income for the third quarter of 2011 and 2010 was $495,000 and $478,000, respectively.

In November 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued its final guidance on Automated Overdraft payment programs requiring FDIC regulated banks to implement and maintain robust oversight of these programs. This guidance states, “the FDIC expects institutions to implement effective compliance and risk management systems, policies, and procedures to ensure that institutions manage any overdraft payment programs in accordance with the 2005 Joint Guidance on Overdraft Protection Programs (FIL-11-2005) and the FRB November 12, 2009 amendments to Regulation E, to avoid harming consumers or creating other compliance, operational, financial, reputational or other risks. As changes are made to overdraft payment programs in response to regulatory developments or to implement additional recommendations, institutions are reminded to ensure that customer communications (e.g. agreements, correspondence, marketing materials, etc.) are updated accordingly, present information accurately and are not misleading.”

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

Positive CRA consideration will continue to be provided for responsible transaction accounts, and affordable small-dollar loan programs or other lower cost credit alternatives, particularly for low-and moderate-income consumers.”

Management implemented these guidelines effective July 1, 2011. These guidelines have had a negative impact on the Bank’s net income in 2011 and will continue so in the future. Because of the large number of changes required by the guidelines, management is unable to determine precisely how negative the individual and collective impact of these changes will be.

As a result of the continued decline in service charges on deposits and a further anticipated decline as a result of the new FDIC guidelines, the Bank instituted a new fee structure for its retail checking account products during the third quarter of 2011. The new product design was implemented on July 1, 2011 for all newly opened retail accounts. On August 1, 2011 the Bank converted the substantial majority of its existing retail checking accounts into new product types with the new fee structures. The goal of the new fee structure, in the short-term, is to reverse the trend of declining service charges on deposits. In the long-term, the Bank’s goal is that the new fee structure combined with growth in the Bank’s retail checking account base will allow the service charges on deposits category to increase once again. Revenue generated during the quarter (primarily for a two month period) as a result of these new fees was approximately $459,000. The overall results of the new fees in the long-term will be highly dependent on customer deposit balances and overall customer acceptance of the new fee structure, as not all of the Bank’s competition has adopted similar changes in response to the FDIC guidelines. A lack of customer acceptance of the new account fees resulting in a significant decline in the number of retail deposit accounts could have a material negative impact on the Bank’s future deposit fee income.

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens First Bank, Inc. (“Citizens”). This transaction was closed on September 30, 2011. The transaction consisted of the following:

●	Citizens acquired loans totaling $13 million, representing approximately one-half of the outstanding loans of the banking center.
●	Citizens assumed all deposits of the Bowling Green banking center, or approximately $33 million consisting of nearly 3,800 accounts.
●	Citizens acquired all of the fixed assets of the Bowling Green banking center.
●	The total pre-tax gain on sale recognized by Republic as a result of the transaction was $2.9 million.

During the third quarter of 2011, the Company recognized net securities gains/losses in earnings for securities available for sale as follows:

●
The Company realized $188,000 in pre-tax gains related to unamortized discount accretion on $24 million of callable U.S. Government agencies that were called during the third quarter of 2011 before their maturity.

●	Within its Florida-based thrift charter, the Bank sold available for sale mortgage backed securities with an amortized cost of $2 million, resulting in a pre-tax gain of $113,000.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $327,000 during the third quarter of 2011 compared to the same period in 2010. The overall decline in mortgage banking income was primarily attributable to a decline in volume compared to a strong third quarter 2010 and a $203,000 impairment charge realized during the third quarter of 2011 related to the Bank’s Mortgage Servicing Rights (“MSRs”).

During the third quarter of 2011, Republic originated for sale $40 million of fixed rate residential real estate secondary market loans compared to $82 million during the same period in 2010. In addition, the Bank’s pipeline of secondary market loans in process in which the consumer has “locked” their interest rate with the Bank was $24 million at September 30, 2011 compared to $13 million at June 30, 2011 and $35 million at September 30, 2010.

Non-interest Expenses (Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010)

Non-interest expenses increased $1.3 million, or 5%, during the third quarter of 2011 compared to the same period in 2010. Substantially the entire increase related to TRS. The most significant components comprising the change in non-interest expense were as follows:

TRS segment

FDIC insurance expense associated with TRS increased $350,000 during the third quarter of 2011 compared to the same period in 2010 related primarily to a higher assessment rate levied against RB&T by the FDIC for factors specific to RB&T.

Legal expense at TRS increased $330,000 during the third quarter of 2011 compared to the third quarter of 2010. The increase in legal expense was directly related to RB&T’s on-going regulatory actions with the FDIC. Management estimates that legal expenses in 2011 related to the FDIC’s on-going regulatory action will be between $2 million and $3 million if the legal proceedings continue throughout the year. If these actions continue throughout all of 2012, management believes that the overall legal fees particular to these issues could approach $5 million. At this time, management is uncertain how long the overall proceedings will take to be resolved.

OVERVIEW (Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010)

Net income for the nine months ended September 30, 2011 was $88.0 million, representing an increase of $27.6 million, or 46%, compared to the same period in 2010. Diluted earnings per Class A Common Share increased to $4.19 for the nine months ended September 30, 2011 compared to $2.89 for the same period in 2010. General highlights for the nine months ended September 30, 2011 by business operating segment are detailed below. Additional discussion follows under the section titled “Results of Operations.”

Traditional Banking segment (First Nine Months Highlights)

●	Net income increased $6.4 million, or 53%, for the first nine months 2011 compared to the same period in 2010.
●
Despite an increase in net interest income for the quarter ended September 30, 2011, net interest income decreased $1.8 million, or 2%, for the first nine months of 2011 to $78.6 million. The Traditional Banking segment net interest margin declined 14 basis points for the same periods to 3.48%.

●	Provision for loan losses was $5.5 million for the nine months ended September 30, 2011 compared to $9.5 million for the same period in 2010.
●	Total non-interest income increased $4.5 million, or 27%, for the first nine months of 2011 compared to the same period in 2010.
●	During the first nine months of 2011, the Bank sold and had called available for sale mortgage backed securities with an amortized cost of $158 million, resulting in a pre-tax gain of $2.2 million.
●	Total non-interest expense decreased $2.7 million, or 4%, during the first nine months of 2011 compared to the first nine months of 2010.
●	Total non-performing loans to total loans decreased to 1.07% at September 30, 2011, from 1.30% at December 31, 2010 and 1.69% at September 30, 2010.
●	During the second quarter of 2011, the Bank purchased commercial real estate loans with a face amount of approximately $37 million at a 13% discount to par.
●
During the third quarter of 2011, the Bank closed the transaction related to the sale of its only banking center located in Bowling Green, Kentucky. The Company recorded a pre-tax gain on sale of $2.9 million as a result of the transaction.

●	The Bank launched its Warehouse Lending division during the second quarter of 2011 and had $17 million in loans outstanding at September 30, 2011.

Tax Refund Solutions (“TRS”) segment (First Nine Months Highlights)

●	The total dollar volume of tax refunds processed during the 2011 tax season increased $1.7 billion, or 17%, over the 2010 tax season.
●	Total RAL dollar volume decreased from $3.0 billion during the 2010 tax season to $1.0 billion during the 2011 tax season.
●	Net income increased $22.3 million, or 48%, for the first nine months of 2011 compared to the same period in 2010.
●	Net interest income increased $8.4 million, or 16%, for the first nine months of 2011 compared to the same period in 2010.
●	TRS recorded a provision for loan losses of $12.0 million for the first nine months of 2011, compared to $8.5 million for the same period in 2010.
●	TRS posted non interest income of $88.4 million for the first nine months of 2011 compared to $58.8 million for the same period in 2010.
●	During the second quarter of 2011, RB&T accrued a $2 million liability within the TRS segment related to the assessment of a Civil Money Penalty by the FDIC against RB&T.

For additional discussion regarding TRS, see the following sections:

Part I Item 1 “Financial Statements:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 4 “Deposits”
o	Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o	Footnote 10 “Segment Information”
o	Footnote 11 “Regulatory Matters”
Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”
Part II Item 1A “Risk Factors”

Mortgage Banking segment (First Nine Months Highlights)

●	Within the Mortgage Banking segment, mortgage banking income decreased $1.0 million, or 25%, during the first nine months of 2011 compared to the same period in 2010.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010)

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

Total Company net interest income increased $6.6 million, or 5%, for the first nine months of 2011 compared to the same period in 2010. The total Company net interest margin increased 52 basis points to 5.60% for the same period. The most significant components affecting the total Company’s net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased $1.8 million, or 2%, for the first nine months of 2011 compared to 2010. The Traditional Banking net interest margin declined 14 basis points for the same period to 3.48%. The decrease in net interest income was due primarily to a greater degree of downward repricing earning assets, as compared to interest-bearing liabilities, as well as a decrease in the average balances of the Bank’s higher-yielding earning assets. While overall net interest income within the Traditional Banking segment was lower for the first nine months of 2011 compared to the same period in 2010, the Company implemented new strategies during 2011, which reversed the negative trend for net interest income. These strategies, which are discussed in more detail in the following paragraphs, helped to contribute to a second consecutive “linked-quarter” increase in net interest income, whereby net interest income in the third quarter of 2011 was higher than net interest income from the second quarter of 2011, which was higher than net interest income from the first quarter of 2011. In addition, these strategies also contributed to an increase in net interest income for the third quarter of 2011 compared to the third quarter of 2010, which represents the first quarter over prior-year same quarter increase in net interest income within the Traditional Banking segment since the first quarter of 2009.

Regarding the increase in the investment portfolio, prior to the first quarter of 2011, the Bank’s general investment strategy was largely to not reinvest the cash it had been receiving from its loan and investment paydowns and pay-offs into assets with longer-term repricing horizons due to market projections of interest rate increases in the future. As a result, much of the cash the Bank received from paydowns during the previous two years had been reinvested into short-term, lower yielding investments, which had improved the Bank’s risk position from future interest rate increases, while negatively impacting then-current earnings. This conservative investment strategy, which involved minimal credit risk and minimal interest rate risk, lead the Bank to hold a significant sum of cash at the FRB for much of the previous two years.

In February 2011, the Bank modified its conservative investment strategy, taking on more interest rate risk by reinvesting a portion of its excess cash into longer-term investment securities, thus increasing its projected net interest income and net interest margin for the near-term. The Bank made this revision to its conservative strategy, in large part, due to the on-going contraction of its net interest margin resulting from continued paydowns in its loan portfolio and the large amount of cash on hand earning 0.25%. While the Bank has slightly revised this strategy from time to time throughout 2011, in general, it has maintained the same strategic direction of extending the maturities within its investment portfolio in order to increase its yield on earning assets. Although the Bank has taken on more interest rate risk as a result of this strategy, the overall interest rate risk position of the Bank continues to remain within limits set by its board of directors.

In addition to the activity noted within its securities portfolio, during June 2011 the Bank also finalized the purchase of approximately $37 million of commercial real estate loans at a 13% discount. The Bank made this purchase as one of its strategies to reverse an on-going contraction in its net interest margin. At the time of purchase, these loans had a weighted average life of approximately seven years with an expected yield of 8.28%. For further discussion, see the section titled “Loan Portfolio” under “Comparison of Financial Condition at September 30, 2011 and December 31, 2010.”

Management expects to continue to experience downward repricing in its loan and investment portfolios. This downward repricing will continue to cause compression in Republic’s net interest income and net interest margin. Additionally, because the FFTR (the index which many of the Bank’s short-term deposit rates track) has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the FOMC of the FRB are possible, exacerbating the compression to the Bank’s net interest income and net interest margin caused by its repricing loans and investments. The Bank is unable to precisely determine the ultimate negative impact to the Bank’s net interest spread and margin in the future because several factors remain unknown at this time, such as future demand for financial products and the overall future need for liquidity, among many other factors.

TRS segment

Net interest income within the TRS segment increased $8.4 million, or 16%, for the first nine months of 2011 compared to the same period in 2010. The increase in TRS net interest income was primarily due to a $7.6 million, or 15%, increase in RAL fee income. As stated previously in this filing, RB&T, among other things, increased its RAL pricing in response to the anticipated increase in provision for loan losses for RALs resulting from the loss of the DI from the IRS. The revised pricing resulted in an increase in yield for the RAL product. Partially offsetting the increase in interest income from the higher yield on RALs was a reduction to interest income resulting from a decline in the total dollar amount of RALs originated. The decline in the dollar volume of RALs originated occurred as a result of RB&T’s maximum individual RAL offering amount being lowered to $1,500.

TRS net interest income continued to benefit from low funding costs during 2011. Average brokered deposits outstanding utilized to fund RALs during the first nine months of 2011 and 2010 were $141 million and $365 million with a weighted average cost of 0.41% and 0.53%, respectively. As a result, interest expense for the TRS segment was $455,000 for the first nine months of 2011, a decrease of $935,000 from the same period in 2010.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Traditional Banking Interest Rate Sensitivity for 2011” in this section of the filing.

Table 4 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the nine month periods ended September 30, 2011 and 2010. Table 5 provides an analysis of total Company changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 4 – Total Company Average Balance Sheets and Interest Rates for the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$659,753	$12,446	2.52%	$538,763	$12,180	3.01%
Tax exempt investment securities(1)(4)	-	-	0.00%	214	11	6.85%
Federal funds sold and other interest-earning deposits	379,713	833	0.29%	519,489	983	0.25%
Refund Anticipation Loan fees(2)	39,567	59,132	199.26%	133,352	51,555	51.55%
Traditional Bank loans and fees(2)(3)	2,203,492	89,097	5.39%	2,256,206	94,657	5.59%

Total interest-earning assets	3,282,525	161,508	6.56%	3,448,024	159,386	6.16%

Less: Allowance for loan losses	30,414			28,977

Non interest-earning assets:
Non interest-earning cash and cash equivalents	127,757			56,962
Premises and equipment, net	36,515			38,604
Other assets(1)	58,048			63,636
Total assets	$3,474,431			$3,578,249

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$362,255	$367	0.14%	$297,897	$440	0.20%
Money market accounts	690,998	1,710	0.33%	628,326	2,212	0.47%
Time deposits	264,222	3,236	1.63%	334,505	4,511	1.80%
Brokered money market and brokered CD's	277,414	1,954	0.94%	514,571	3,203	0.83%

Total deposits	1,594,889	7,267	0.61%	1,775,299	10,366	0.78%

Securities sold under agreements to repurchase and
other short-term borrowings	280,133	535	0.25%	322,492	746	0.31%
Federal Home Loan Bank advances	535,738	13,857	3.45%	577,170	15,014	3.47%
Subordinated note	41,240	1,886	6.10%	41,240	1,883	6.09%

Total interest-bearing liabilities	2,452,000	23,545	1.28%	2,716,201	28,009	1.37%

Non interest-bearing liabilities and Stockholders' equity
Non interest-bearing deposits	536,007			447,989
Other liabilities	51,737			56,445
Stockholders' equity	434,687			357,614
Total liabilities and stock-holders' equity	$3,474,431			$3,578,249

Net interest income		$137,963			$131,377

Net interest spread			5.28%			4.79%

Net interest margin			5.60%			5.08%

(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC topic 320 “Investments – Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $61.5 million and $54.2 million for the nine months ended September 30, 2011 and 2010.
(3)	Average balances for loans include the principal balance of non accrual loans and loans held for sale.
(4)	Yields on tax exempt securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

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

Table 5 – Total Company Volume/Rate Variance Analysis for the Nine Months Ended September 30, 2011 and 2010

		Nine Months Ended Sept. 30, 2011
		Compared to
		Nine Months Ended Sept. 30, 2010
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$266	$2,474	$(2,208)
Tax exempt investment securities	(11)	(11)	-
Federal funds sold and other interest-earning deposits	(150)	(291)	141
Refund Anticipation Loan fees	7,577	(56,733)	64,310
Traditional Bank loans and fees	(5,560)	(2,180)	(3,380)

Net change in interest income	2,122	(56,741)	58,863

Interest expense:

Transaction accounts	(73)	83	(156)
Money market accounts	(502)	204	(706)
Time deposits	(1,275)	(887)	(388)
Brokered money market and brokered CDs	(1,249)	(1,628)	379
Securities sold under agreements to repurchase and
other short-term borrowings	(211)	(91)	(120)
Federal Home Loan Bank advances	(1,157)	(1,072)	(85)
Subordinated note	3	-	3

Net change in interest expense	(4,464)	(3,391)	(1,073)

Net change in net interest income	$6,586	$(53,350)	$59,936

Provision for Loan Losses (Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010)

The Company recorded a provision for loan losses of $17.5 million for the first nine months of 2011, compared to $18.0 million for the same period in 2010. The significant components comprising the Company’s provision for loan losses were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during the first nine months of 2011 was $5.5 million, a $4.0 million decline from the first nine months of 2010. The decrease in the provision for the first nine months of the year was generally attributable to an overall improvement in the Company’s credit quality metrics and better charge-off experience.

During the nine months ended September 30, 2011, the Bank charged off $6.1 million in loans compared to $8.5 million for the same period in 2011. In addition, the Bank also recorded $918,000 more in credits to its provision for loan losses for recoveries of previously charged off loans during the first nine months of 2011 than it did during the same period in 2010. Annualized net charge-offs as a percentage of average loans within the Traditional Banking segment were 0.28% for the nine months ended September 30, 2011 compared to 0.46% for the same period in 2010. This equated to a $3.2 million reduction in net charge-offs for the nine months ended September 30, 2011 compared to the same period in 2010.

As part of its on-going classified asset analysis, the Bank recorded additional provisions of $4.0 million during the first nine months of 2011 related to 9 specifically reviewed “substandard” commercial and large retail relationships (substantially all in the first quarter) compared to $2.6 million during the first nine months of 2010 related to 22 relationships. More than offsetting the increase in provision expense associated with its specifically reviewed large substandard loans was a significant reduction in provision expense associated with the Bank’s smaller dollar homogenous retail and commercial past due and non-accrual loans, which peaked during 2010.

In addition, during the first nine months of 2010 (substantially all in the first quarter), the Bank increased its allowance for loan losses by $1.3 million for quantitative and qualitative adjustments to its historical loss percentages for its general formula reserves across substantially all loan categories. In particular, the Bank increased its general reserves associated with its home equity portfolio due to higher historical loss percentages and declining residential real estate values. As real estate values and historical loss percentages have remained relatively stable during the first nine months of 2011, the Bank has not made any additional material qualitative or quantitative adjustments to its historical loss percentages.

As a percentage of total loans, the Traditional Banking allowance for loan losses was 1.08% at September 30, 2011 compared to 1.06% at December 31, 2010 and 1.14% at September 30, 2010. Management believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2011. See section titled “Asset Quality” for additional discussion of the Bank’s delinquent and non-performing loans.

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

While underwriting for RALs involves several individual components, the DI has historically represented a meaningful part of the overall underwriting for the product. In response to loss of access to the DI in 2011, RB&T significantly reduced the maximum RAL amount to $1,500 for individual customers, raised the RAL offering price to its customers and modified its underwriting and application requirements resulting in fewer RALs approved. As compared to prior years, during 2011, RB&T estimated a higher provision for loan losses as a percentage of total RALs originated, primarily as a result of the loss of the DI. Due to the elimination of the DI, more of RB&T’s estimated RAL losses in 2011 resulted from refunds being retained by the IRS to satisfy federal delinquent debts as compared to prior years when the vast majority of its RAL losses were the result of revenue protection strategies by the IRS.

As of September 30, 2011 and 2010, $14.8 million and $11.0 million of total RALs originated remained uncollected, representing 1.43% and 0.37% of total gross RALs originated during the respective tax years by RB&T. Substantially all of these loans were charged off as of June 30, 2011 and 2010. Management expects the actual loan loss rate realized for TRS will be less than the current RALs outstanding beyond their expected funding date from the IRS because RB&T will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the RALs. Management’s estimate of current year losses combined with recoveries of previous years’ RALs during the period, resulted in a net provision for loan loss expense of $12.0 million and $8.5 million for TRS during the nine months ended September 30, 2011 and 2010, respectively.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

Table 6 – Summary of Loan Loss Experience

	Nine Months Ended
	September 30,
(dollars in thousands)	2011	2010
Allowance for loan losses at beginning of period	$23,079	$22,879
Charge offs:
Real Estate:
Residential	(2,211)	(1,588)
Commercial	(1,081)	(3,514)
Commercial - Purchased Whole	-	-
Construction	(823)	(516)
Commercial	(100)	(202)
Warehouse Lines of Credit	-	-
Consumer	(884)	(1,017)
Home Equity	(1,043)	(1,614)
Tax Refund Solutions	(15,484)	(14,584)
Total	(21,626)	(23,035)
Recoveries:
Real Estate:
Residential	190	56
Commercial	284	41
Commercial - Purchased Whole	-	-
Construction	231	6
Commercial	125	48
Warehouse Lines of Credit	-	-
Consumer	624	468
Home Equity	100	17
Tax Refund Solutions	3,435	6,120
Total	4,989	6,756

Net loan charge offs/recoveries	(16,637)	(16,279)
Provision for loan losses	17,503	17,966
Allowance for loan losses at end of period	$23,945	$24,566

Total Company Credit Quality Ratios:
Allowance for loan losses to total loans	1.08%	1.14%
Allowance for loan losses to non performing loans	101%	68%
Allowance for loan losses to non performing assets	68%	58%
Annualized net loan charge offs to average loans outstanding	0.99%	0.91%

Traditional Banking Credit Quality Ratios:
Allowance for loan losses to total loans	1.08%	1.14%
Allowance for loan losses to non performing loans	101%	68%
Allowance for loan losses to non performing assets	68%	58%
Annualized net loan charge offs to average loans outstanding	0.28%	0.46%

Non-interest Income (Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010)

Non interest income increased $33.2 million, or 41%, for the first nine months of 2011 compared to the same period in 2010. The most significant components comprising the total Company’s non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income increased $4.5 million, or 27%, for the first nine months of 2011 compared to the same period in 2010.

The Company recognized net gains on sales, calls and impairment of investment securities of $2.2 million during the first nine months of 2011. The substantial majority of the 2011 gain occurred during the second quarter of 2011, as the Bank sold available for sale securities with an amortized cost of $132 million. The decision to sell these securities was based, in large part, on positive growth developments within the loan portfolio.

Service charges on deposit accounts decreased $1.1 million, or 11%, during the first nine months of 2011 compared to the same period in 2010. Approximately $282,000 of this decrease was related to the discontinuation of the Bank’s Currency Connection card product, which was substantially completed by the end of the first quarter of 2010. The remaining decrease is the result of the continued general decline in consumer overdraft activity that the Bank, and the banking industry as a whole, has experienced the past several years. In addition, further contributing to this general decline in consumer overdraft activity, were the amended Regulation E (“Reg E”) guidelines which took effect on August 15, 2010. The amended Reg E guidelines prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer affirmatively consents, or opts in, to the overdraft service for those types of transactions.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Bank estimates that it has historically earned more than 60% of its overdraft related fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the first nine months of 2011 and 2010 were $6.9 million and $8.3 million. The total net daily overdraft charges included in interest income for the first nine months of 2011 and 2010 was $1.3 million and $1.5 million, respectively.

For additional discussion regarding new FDIC guidelines associated with banks’ overdraft honor programs and the Bank’s new fee structure regarding its checking account base, see section titled “Non Interest Income” for the three months ended September 30, 2011 and 2010.

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens First Bank, Inc. (“Citizens”). This transaction was closed on September 30, 2011. The transaction consisted of the following:

●	Citizens acquired loans totaling $13 million, representing approximately one-half of the outstanding loans of the banking center.
●	Citizens assumed all deposits of the Bowling Green banking center, or approximately $33 million consisting of nearly 3,800 accounts.
●	Citizens acquired all of the fixed assets of the Bowling Green banking center.
●	The total pre-tax gain on sale recognized by Republic as a result of the transaction was $2.9 million.

TRS segment

TRS non interest income increased $29.6 million, or 50%, during the first nine months of 2011 compared to the same period in 2010. Net ERC/ERD fees increased $29.6 million for the first nine months of 2011 primarily attributable to the overall increase in volume at TRS during the tax season. ERC/ERD fee income was positively impacted by a 63% increase in the number of ERCs/ERDs processed resulting from a shift in business to higher volume tax preparation offices. Each year, RB&T performs an annual review of its third-party tax preparation offices looking to replace stores which may display any of the following characteristics: low overall product volume, RAL loan loss rates above an acceptable threshold, or lower than acceptable scores for RB&T’s audit and compliance reviews. During the current 2011 tax season, RB&T shifted a large number of its lower volume Jackson Hewitt (“JH”) offices into higher volume JH offices, keeping its overall office count with JH the same as the previous year, while significantly increasing ERC/ERD volume.

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

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $1.0 million, or 25%, during the first nine months of 2011 compared to the same period in 2010. Mortgage banking income was negatively impacted during much of the first nine months of 2011 by a decline in secondary market loan volume. During the first nine months of 2011, Republic originated for sale $93 million of fixed rate residential real estate secondary market loans compared to $197 million during the first nine months of 2010. In addition, the Bank’s pipeline of secondary market loans in process in which the consumer has “locked” their interest rate with the Bank was $24 million at September 30, 2011 compared to $13 million at June 30, 2011 and $35 million at September 30, 2010.

In addition to the factors noted in the previous paragraph, due to the reduction in long-term interest rates during the third quarter of 2011, the fair value of the Bank’s MSRs declined as prepayment speed assumptions were adjusted higher. As a result of the decline in the fair value of the Bank’s MSRs, an impairment charge was recorded during the quarter was $203,000.

Non-interest Expenses (Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010)

Non-interest expenses decreased $3.1 million, or 3%, during the first nine months of 2011 compared to the same period in 2010. Approximately $1.1 million of the decrease related to TRS while $2.0 million related to the Company’s other business operating segments. The most significant components comprising the change in non-interest expense were as follows:

Traditional Banking segment

Salaries and employee benefits declined $492,000 due to a decline in incentive compensation accruals, contract labor costs, and a reduction in expenses associated with incentive stock options.

Debit card interchange expense increased $456,000 during the first nine months of 2011 compared to the same period in 2010. This increase resulted from the expiration of credits received by Republic during 2010 as compensation for a billing disagreement with the Bank’s third party processor.

During the first quarter of 2010, the Bank prepaid $87 million in FHLB advances that were originally scheduled to mature between April 2010 and January 2011. These advances had a weighted average cost of 3.48%. The Bank incurred $1.5 million in early termination penalties in connection with this transaction but saved approximately $1.6 million in total interest expense on its FHLB advances during 2010 and the first nine months of 2011, netting the Bank a combined overall savings of approximately $91,000 as a result of the transaction with a net $46,000 of that savings occurring during 2010.

Contributions expense declined $624,000 during the first nine months of 2011 compared to the same period in 2010.  In 2010, the Company established the Republic Bank Foundation to support charitable, educational, scientific and religious organizations throughout communities in Kentucky, Indiana, Ohio and Florida. Due to the financial success the Company achieved in the first nine months of 2011 and 2010, the Company significantly increased its contributions, making a $5 million contribution in each year to the Republic Bank Foundation. The Company allocated the cost of this contribution to its operating segments using a formula based on pre-tax profits.  Since its formation, all eligible contributions have been paid by the Republic Bank Foundation resulting in an overall reduction in contributions paid by the Company.

Legal expense increased $374,000 during the first nine months of 2011 compared to the same period in 2010 primarily due to the increase in collection related legal expense.

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

FDIC insurance expense increased $1.3 million during the first nine months of 2011 compared to the same period in 2010 related primarily to a higher assessment rate levied against RB&T by the FDIC for items specific to RB&T.

Bank Franchise tax expense represents taxes paid to different state taxing authorities based on capital. The substantial majority of the Company’s Bank Franchise expense is paid to the Commonwealth of Kentucky. Bank Franchise expense related to the TRS segment increased $398,000 compared to the first nine months of 2010, primarily due to an increase in capital associated with higher earnings at TRS.

Legal expense at TRS was $1.8 million for the first nine months of 2011 compared to $178,000 for the first nine months of 2010. The increase in legal expense was directly related to RB&T’s on-going regulatory actions with the FDIC. Management estimates that legal expenses in 2011 related to the FDIC’s on-going regulatory action will be between $2 million and $3 million if the legal proceedings continue throughout the year. If these actions continue into 2012, management believes that the overall legal fees particular to these issues could approach $5 million. At this time, management is uncertain how long the overall proceedings will take to be resolved.

During the second quarter of 2011, the FDIC assessed a $2 million Civil Money Penalty (“CMP”) against RB&T as part of the Amended Notice. Management believes the charges, which resulted in the assessment of the CMP, are without merit. RB&T is appealing the CMP as part of the ALJ hearing process with the FDIC that is currently scheduled to begin on February 6, 2012. Historically, ALJs and the FDIC Board of Directors have found in favor of the FDIC in such proceedings. As a result, management believes the ultimate payment of all or a material portion of the CMP is probable, and as such, RB&T recorded a $2 million liability as of June 30, 2011.

Charitable contribution expense totaled $4.9 million and $4.7 million at TRS for the first nine months of 2011 and 2010, respectively. See discussion above under Traditional Banking.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $76 million in cash and cash equivalents at September 30, 2011 compared to $786 million at December 31, 2010. During the fourth quarter of 2010, RB&T accumulated cash via brokered certificates of deposits totaling $562 million in preparation for the first quarter 2011 tax season. For cash held at the Federal Reserve Bank (“FRB”), the Bank earns a yield of 0.25%. For all other cash held within the Bank’s branch and ATM networks, the Bank does not earn interest.

The Bank has strategically reduced its excess cash during 2011. These strategies include retaining fixed rate loans that the Bank has historically sold into the secondary market, purchasing investment securities with longer maturities, purchasing commercial real estate loans, paying down excess Federal Home Loan Bank (“FHLB”) borrowings and further reducing offering rates on certificate of deposit products. These strategies were implemented to improve the Bank’s net interest margin and net interest income.

Securities Available for Sale

Investment securities available for sale primarily consists of U.S. Treasury and U.S. Government agency obligations, including agency mortgage backed securities (“MBSs”) and agency collateralized mortgage obligations (“CMOs”). The agency MBSs primarily consist of hybrid mortgage investment securities, as well as other adjustable rate mortgage investment securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”). Agency CMOs held in the investment portfolio are substantially all floating rate investment securities that adjust monthly. The Company uses a portion of the investment securities portfolio as collateral for securities sold under agreements to repurchase (“repurchase agreements”). Strategies for the investment securities portfolio may be influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

Securities available for sale increased by $163 million during 2011 to $673 million at September 30, 2011. In February 2011, the Bank modified its investment strategy, taking on more interest rate risk by reinvesting a portion of its excess cash into longer-term investment securities, thus increasing its projected net interest income and net interest margin for the near-term. The Bank primarily invested in longer-term U.S. government agency securities with an average life between three and seven years.

For discussion of the Company’s private label mortgage backed and mortgage related securities, see Footnote 2 “Investment Securities” of Part I Item 1 “Financial Statements.”

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $44 million during 2011 to $2.2 billion at September 30, 2011. In order to combat a declining net interest margin, during the second quarter of 2011, the Bank purchased commercial real estate loans with a face amount of approximately $37 million at a 13% discount to par. At the time of purchase, these loans had a weighted average life of approximately seven years with an expected yield of 8.28%.

Additionally, the Bank experienced an increase in its internally-originated loan portfolio for the first nine months of 2011, with the majority of this increase occurring in the second quarter of the year. The owner-occupied residential real estate portfolio grew $18 million during the first nine months of the year, as the Bank retained $17 million of 15- and 30-year fixed rate loans that it has traditionally sold into the secondary market. In addition to the growth resulting from the previously discussed commercial real estate loan purchase, the commercial real estate portfolio experienced internally originated growth of $7 million. Furthermore, the Bank experienced growth of $17 million related to the start-up of its new warehouse lending division. The Bank was able to achieve growth within its internally-originated portfolio despite the sale of $13 million in loans associated with its Bowling Green, Kentucky banking center.

Asset Quality

The composition of loans classified within the allowance for loan losses follows:

Table 7 – Classified Assets

(in thousands)	September 30, 2011	December 31, 2010

Loss	$-	$-
Doubtful	-	-
Substandard	41,454	38,245
Special mention	37,854	54,254

Total	$79,308	$92,499

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

The following table details the Company’s non-performing assets and select ratios:

Table 8 – Non-performing Loans and Non-performing Assets

(in thousands)	September 30, 2011	December 31, 2010

Loans on non-accrual status	$23,822	$28,317
Loans past due 90 days or more and still on accrual	-	-

Total non-performing loans	23,822	28,317
Other real estate owned	11,185	11,969
Total non-performing assets	$35,007	$40,286

Total Company Credit Quality Ratios:

Non-performing loans to total loans	1.07%	1.30%
Non-performing loans to total loans	1.07%	1.30%
Non-performing assets to total loans (including OREO)	1.57%	1.84%
Non-performing assets to total assets	1.13%	1.11%

Traditional Banking Credit Quality Ratios:

Non-performing loans to total loans	1.07%	1.30%
Non-performing loans to total loans	1.07%	1.30%
Non-performing assets to total loans (including OREO)	1.57%	1.84%
Non-performing assets to total assets	1.13%	1.31%

______________________
(1)	Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Approximately $13 million of Republic’s total non-performing loans at September 30, 2011 are in the residential real estate category with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank does not consider any of these loans to be “sub-prime.” Residential real estate values in Kentucky have generally performed better than the national average, and as a result, losses from these loans have been minimal in relation to the size of the Bank’s residential real estate loan portfolio.

Approximately $7 million of Republic’s total non-performing loans are in the commercial real estate and real estate construction loan portfolios as of September 30, 2011. These loans are secured primarily by commercial properties. In addition to the primary collateral, the Bank also obtained in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences.

The composition of the Company’s non-performing loans follows:

Table 9 – Non-performing Loan Composition

(in thousands)	September 30, 2011	December 31, 2010

Residential Real Estate:
Owner Occupied	$11,701	$13,356
Non Owner Occupied	1,681	1,880
Commercial Real Estate	4,054	6,265
Commercial Real Estate -
Purchased Whole Loans	-	-
Real Estate Construction	2,641	3,682
Commercial	300	323
Warehouse Lines of Credit	-	-
Home Equity	3,380	2,734
Consumer:
Credit Cards	-	-
Overdrafts	-	-
Other Consumer	65	77

Total non performing loans	$23,822	$28,317

Table 10 – Non-performing Loans to Total Loans by Loan type

(in thousands)	September 30, 2011	December 31, 2010

Residential Real Estate:
Owner Occupied	1.25%	1.45%
Non Owner Occupied	1.64%	1.49%
Commercial Real Estate	0.63%	0.98%
Commercial Real Estate - Purchased Loans	0.00%	0.00%
Real Estate Construction	3.97%	5.36%
Commercial	0.27%	0.30%
Warehouse Lines of Credit	0.00%	0.00%
Home Equity	1.18%	0.94%
Consumer:
Credit Cards	0.00%	0.00%
Overdrafts	0.00%	0.00%
Other Consumer	0.70%	0.59%

Total non performing loans to total loans	1.07%	1.30%

Based on the Bank’s review of the large individual non-performing commercial credits, as well as its migration analysis for its single 1-4 family residential real estate non-performing portfolio, management believes that its reserves as of September 30, 2011, are adequate to absorb probable losses on these loans.

Approximately $16 million in non-performing loans at December 31, 2010, were removed from the non-performing loan classification during the first nine months 2011. Approximately $2 million, or 13%, of these loans were removed from the non-performing category because they were charged-off. Approximately $7 million, or 43%, in loan balances were transferred to other real estate owned (“OREO”) with $5 million refinanced at other financial institutions. The remaining $2 million was returned to accrual status for performance reasons, such as six consecutive months of performance.

The following table details the Bank’s non-performing loan activity:

Table 11 – Non-performing Loan Activity

(in thousands)

Non-performing loans at January 1, 2011	$28,317
Loans added to non-performing status	12,479
Loans removed from non-performing status	(15,608)
Principal paydowns	(1,366)

Non-performing loans at September 30, 2011	$23,822

Delinquent Loans

As detailed in the table below, past due loans within the commercial real estate and real estate construction categories improved significantly, or $6 million, from December 31, 2010 to September 30, 2011. Approximately $1.5 million of the December 31, 2010 commercial real estate past due balances were transferred to REO while $1.9 million was refinanced at other financial institutions. Approximately $1.4 million of the December 31, 2010 real estate construction past due balances were brought current, while $300,000 was transferred to REO.

The composition of the Company’s past due loans follows:

Table 12 – Past Due Loan Composition

(in thousands)	September 30, 2011	December 31, 2010

Residential Real Estate:
Owner Occupied	$12,431	$15,014
Non Owner Occupied	1,061	1,017
Commercial Real Estate	1,627	5,700
Commercial Real Estate -
Purchased Whole Loans	-	-
Real Estate Construction	541	2,322
Commercial	35	67
Warehouse Lines of Credit	-	-
Home Equity	3,920	2,444
Consumer:
Credit Cards	47	61
Overdrafts	207	158
Other Consumer	48	144

Total past due loans	$19,917	$26,927

All loans greater than 90 days past due or more as of September 30, 2011 and December 31, 2010 were on non accrual status.

Table 13 – Past Due Loans to Total Loans by Loan Type (1)

(in thousands)	September 30, 2011	December 31, 2010

Residential Real Estate:
Owner Occupied	1.33%	1.63%
Non Owner Occupied	1.03%	0.80%
Commercial Real Estate	0.25%	0.89%
Commercial Real Estate -
Purchased Whole Loans	0.00%	0.00%
Real Estate Construction	0.81%	3.38%
Commercial	0.03%	0.06%
Warehouse Lines of Credit	0.00%	0.00%
Home Equity	1.37%	0.84%
Consumer:
Credit Cards	0.60%	0.74%
Overdrafts	29.15%	17.54%
Other Consumer	0.52%	1.10%

Total past due loans to total loans	0.90%	1.24%
__________________
(1)	– Represents total loans over 30 days past due divided by total loans.

Impaired Loans and TDRs

Republic’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $56 million at September 30, 2011 compared to $45 million at December 31, 2010.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of September 30, 2011, the Bank had $48 million in TDRs, of which $9 million were on nonaccrual status. As of December 31, 2010, the Bank had $32 million in TDRs, of which $5 million were on nonaccrual status.

See Footnote 3 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Deposits

Total Company deposits decreased $500 million from December 31, 2010 to $1.8 billion at September 30, 2011. Total Company interest-bearing deposits decreased $560 million, or 28%. Excluding interest-bearing deposits associated with TRS, interest-bearing deposits increased $1 million during 2011. Total Company non-interest-bearing deposits increased $60 million, or 18%, from December 31, 2010 to September 30, 2011.

Approximately $19 million of the increase within the non interest-bearing category was from one large commercial relationship, which had a $50 million CD mature during the year. This client deposited all of the funds from its matured CD into its non interest-bearing operating account for a brief period of time until it moved $33 million out of the Bank prior to the end of the second quarter. The remaining increase within the non interest-bearing category was primarily from growth in the Bank’s treasury management transaction account base, in which some of the Bank’s corporate clients moved their deposits into non interest-bearing accounts in order to take advantage of the current unlimited FDIC insurance guaranty. This unlimited guaranty by the FDIC is currently set to expire on December 31, 2012. Management believes that the expiration of the unlimited FDIC insurance guaranty will have a negative impact on the Bank’s non interest-bearing deposit balances, however, at this time, management can not precisely predict how large an impact it may be.

The decline in interest-bearing accounts was heavily concentrated in the brokered certificates deposit category. Brokered certificates of deposit decreased $578 million during 2011 to $109 million at September 30, 2011. During the fourth quarter of 2010, RB&T acquired approximately $562 million in brokered certificates of deposits to be utilized in the first quarter of 2011 to fund RALs. These deposits had a weighted average cost of 0.42% with an average life of three months.

In other interest-bearing categories, interest-bearing demand (NOW and SuperNOW) accounts increased $272 million during 2011, while money market accounts declined $190 million during the same period. Approximately $195 million of the change between categories occurred during the third quarter and was directly related to provisions within the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). As a result of this Act, which removed the prohibition on payments of interest on demand accounts as of July 21, 2011, a substantial majority of the Bank’s corporate money market relationships were converted into transactional NOW accounts.

Excluding brokered deposits and certificates of deposit, the Bank’s lower cost interest-bearing deposits increased $83 million. Approximately $75 million of this increase came from five relationships, with $27 million of that growth resulting from one existing relationship. At this time, the Bank is uncertain as to how long these deposits will remain with the Bank. If and when the economy further improves, management believes it is likely that a large portion of these balances could exit the Bank as the clients’ business and investing prospects improve.

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings decreased $92 million, or 29%, during 2011. All of these accounts require security collateral on behalf of Republic. The substantial majority of these accounts are indexed to immediately repricing indices such as the FFTR. Based on the transactional nature of the Bank’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis. Approximately $66 million of the decrease for the first nine months of 2011 was attributable to one large treasury management relationship which moved a substantial portion of its balances outside of the Bank. This client’s primary operation account remained with the Bank.

Liquidity

The Bank is significantly leveraged with a loan to deposit ratio (excluding brokered deposits) of 132% at September 30, 2011 and 134% at December 31, 2010. Historically, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At September 30, 2011 and December 31, 2010, Republic had available collateral to borrow an additional $333 million and $192 million, respectively from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions as of September 30, 2011. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

Republic maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase and for other purposes, as required by law. At September 30, 2011 and December 31, 2010, these pledged investment securities had a fair value of $443 million and $430 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed.

At September 30, 2011, the Bank had approximately $241 million from 21 large non-sweep deposit relationships where the individual relationship individually exceeded $1 million. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The ten largest non sweep deposit relationships represent approximately $218 million of the total balance. If any of these balances are moved from the Bank, the Bank would likely utilize overnight FHLB advances in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

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

For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loans Losses.”

The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Federal and state regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At September 30, 2011, RB&T could, without prior approval, declare dividends of approximately $112 million.

Capital

Total stockholders’ equity increased from $371 million at December 31, 2010 to $453 million at September 30, 2011. The increase in stockholders’ equity was primarily attributable to net income earned during 2011 reduced by cash dividends declared. In addition, stockholders’ equity also increased to a lesser extent from stock option exercises during the period ended September 30, 2011.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OTS. Republic’s average capital to average assets ratio was 12.51% at September 30, 2011 compared to 10.31% at December 31, 2010. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of September 30, 2011 and December 31, 2010:

Table 14 – Capital Ratios

	As of September 30, 2011		As of December 31, 2010
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$497,864	25.16%	$415,992	22.04%
Republic Bank & Trust Co.	444,685	23.41	385,433	21.18
Republic Bank	16,142	20.37	16,160	22.67

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$474,820	24.00%	$394,194	20.89%
Republic Bank & Trust Co.	399,193	21.02	341,077	18.74
Republic Bank	15,140	19.10	15,269	21.42

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$474,820	15.14%	$394,194	12.05%
Republic Bank & Trust Co.	399,193	13.14	341,077	10.75
Republic Bank	15,140	14.08	15,269	14.76

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

The Company did not run a model simulation for declining interest rates as of September 30, 2011 and December 31, 2010, because the FOMC effectively lowered the FFTR between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur. Overall, the indicated change in net interest income as of September 30, 2011 was substantially worse than the indicated change as of December 31, 2010 in an “up” interest rate scenario.

The reason for the deterioration in the Company’s position in an “up” interest rate environment was primarily from the net growth in the securities and loan portfolios during the first nine months of 2011, as the assets contributing to this growth were generally redeployed from immediately repricing interest-earning cash balances into assets that have a repricing duration of greater than one year. Because the interest rate sensitivity model measures the impact of changing interest rates to net interest income for the next 12 month period, assets with a repricing duration of greater than one year will negatively impact net interest income in an “up” rate scenario. While this net growth negatively impacted the Company’s interest rate risk position in a rising rate environment, it positively impacted the Company’s current earnings, in the near-term, due to substantial increase in yield for the assets.

The following tables illustrate Republic’s projected net interest income sensitivity profile based on the asset/liability model as of September 30, 2011. The Company’s interest rate sensitivity model does not include loan fees within interest income. During the nine months ended September 30, 2011 and 2010, loan fees included in interest income were $61.5 million and $54.2 million, respectively.

Table 15 – Traditional Banking Interest Rate Sensitivity for 2011

		Increase in Rates
		100	200	300
(dollars in thousands)	Base	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$-	$2	$4	$5
Investment securities	16,415	19,342	21,838	24,202
Loans, excluding loan fees(1)	113,712	120,076	127,208	135,427
Total interest income, excluding loan fees	130,127	139,420	149,050	159,634

Projected interest expense:
Deposits	6,680	15,893	25,108	33,730
Securities sold under agreements to repurchase	520	2,802	5,097	7,364
Federal Home Loan Bank advances and other
long-term borrowings	18,010	19,102	20,218	20,410
Total interest expense	25,210	37,797	50,423	61,504

Net interest income, excluding loan fees	$104,917	$101,623	$98,627	$98,130
Change from base		$(3,294)	$(6,290)	$(6,787)
% Change from base		-3.14%	-6.00%	-6.47%
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

Item 4.                       Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Notice of Charges for an Order to Cease and Desist and Notice of Hearing. In February 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Notice”) regarding its RAL program. The Notice contends that RB&T’s practice of originating RALs without the benefit of the Debt Indicator (“DI”) from the Internal Revenue Service (“IRS”) is unsafe and unsound. The Notice did not address RB&T’s ERC and ERD products. The Notice initiated an agency adjudication proceeding, In Republic Bank & Trust Company, to determine whether the FDIC should issue a cease and desist order to restrain RB&T’s RAL program. The FDIC had until May 3, 2011 to amend the Notice if it elected to do so. For additional discussion regarding the Notice, see Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 10, 2011.

On May 3, 2011, RB&T received an Amended Notice from the FDIC revising its original Notice referenced in the preceding paragraph. The Amended Notice resulted from conclusions made by the FDIC during a targeted visitation of 250 electronic refund originator (“ERO”) offices in 36 states, which it conducted on February 15 and 16, 2011. In addition to the allegations contained in the Notice, the Amended Notice alleged violations of the Truth-In-Lending Act, the Equal Credit Opportunity Act, and the Federal Trade Commission Act. The Amended Notice also accused RB&T of, among other things, unsafe or unsound banking practices resulting from its third-party management; unsafe or unsound hindrance, impediment, or interference with a financial institution examination; unsafe or unsound physical security or electronic protection of ERO premises; violations of the Gramm-Leach-Bliley Act and FDIC regulation; and violations of the 2009 Order. Moreover, the Amended Notice included an assessment of a $2 million CMP. For additional discussion regarding the Amended Notice, see Exhibits 99.1 and 99.2 of the Company’s Form 8-K filed with the SEC on May 5, 2011.

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an Administrative Law Judge (“ALJ”) appointed by the FDIC. RB&T’s hearing date was originally set for September 19, 2011, in Louisville, Kentucky. As a result of the issuance of the Amended Notice, the hearing date is now scheduled for February 6, 2012, unless it is subsequently changed by the ALJ. As part of the hearing process, the ALJ will take evidence on the items specified in the Amended Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept, accept in part, or reject the ALJ’s recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC Board of Directors. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation to render a decision. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals. Filing an appeal would not operate as a stay of the order.

As stated above, RB&T is subject to a $2 million CMP, which was assessed by the FDIC during the second quarter of 2011 as part of the Amended Notice. In addition to contesting the charges in the Amended Notice, RB&T is also contesting the CMP as part of the ALJ hearing process. Historically, ALJs and the FDIC Board of Directors have found in favor of the FDIC in such proceedings. As a result, management believes the ultimate payment of all or a material portion of the CMP is probable, and as such, RB&T recorded a $2 million liability as of June 30, 2011.

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky (the “Court”) against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank & Trust Company v. Federal Deposit Insurance Corporation, et al. The complaint states that the FDIC’s actions to prohibit RB&T from offering RALs constitute a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the Administrative Procedure Act (the “APA”) or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also states that the FDIC has unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint seeks declaratory and injunctive relief. On March 31, 2011, the FDIC filed a Motion to Dismiss (the “Motion”) RB&T’s complaint with the Court. RB&T timely filed its brief in opposition to the Motion, and the matter remains pending with the Court. No responsive pleadings to RB&T’s complaint have been or will be required to be filed in the action while the Motion is pending. If RB&T is successful in its objection to the Motion, the defendants will have an additional fourteen days to file their respective answers to RB&T’s complaint.

On May 20, 2011, the Court granted the Kentucky Bankers Association’s (the “KBA”) request to participate in the suit as Amicus Curiae. The FDIC filed a motion asking the Court to reverse its approval of the KBA’s participation in the suit as Amicus Curiae. In granting the FDIC’s motion, the Court reserved the right to re-evaluate Amicus Curiae participation by the KBA in the future.

Overdraft Litigation

On August 1, 2011, a lawsuit was filed in the United States District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads six claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, KRS §367, et seq. (Count VI). Management is evaluating the claims of this lawsuit and is unable to estimate the possible loss or range of possible loss, if any, that may result from this lawsuit. RB&T intends to vigorously defend this case. An earlier, identical suit by the same plaintiff was filed on July 19, 2011 in the United States District Court for the Middle District for Florida styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 2:11-CV-00405-JES-SPC. The plaintiff dismissed that suit without prejudice on August 2, 2011.

Item 1A.  Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in the Company’s common stock is subject to risks inherent in its business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect its business, financial condition and results of operations in the future. The value or market price of the Company’s common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

There are factors, many beyond the Company’s control, which may significantly change the results or expectations of the Company. Some of these factors are described below, however many are described in the other sections of the Company’s Annual Report on Form 10-K for the year ending December 31, 2010.

CRITICAL ACCOUNTING POLICIES/ESTIMATES, ACCOUTNING STANDARDS AND INTERNAL CONTROLS

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

The Company may experience future goodwill impairment, which could reduce its earnings. The Company will perform  its annual goodwill impairment test during the fourth quarter of 2011 as of September 30, 2011. Its assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, its current market capitalization, and a valuation of its assets. Its evaluation of the fair value of goodwill involves a substantial amount of judgment. If its judgment was incorrect and an impairment of goodwill was deemed to exist, the Company would be required to write down its assets resulting in a charge to earnings, which would adversely affect its results of operations, perhaps materially; however, it would have no impact on its liquidity, operations or regulatory capital.

Changes in accounting standards could materially impact the Company’s financial statements. The Financial Accounting Standards Board (“FASB”) may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. Recently, the FASB has proposed new accounting standards related to fair value accounting and accounting for leases that could materially change the Company’s financial statements in the future. In some cases, the Company could be required to apply a new or revised standard retroactively; resulting in the Company’s restating prior period financial statements.

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

TAX REFUND SOLUTIONS (“TRS”)

Republic Bank & Trust Company’s (“RB&T’s”) lines of business and products not typically associated with Traditional Banking expose earnings to additional risks and uncertainties. As part of TRS, RB&T provides Refund Anticipation Loans (“RALs”). The following details specific risk factors related to the TRS business segment:

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

During the nine months ended September 30, 2011, net income from the TRS business operating segment accounted for approximately 78% of the Company’s total net income. Various governmental and consumer groups have, from time to time, questioned the fairness of the TRS RAL program and have accused this industry of charging excessive/usurious rates of interest, via the fee, and engaging in predatory lending practices. In addition, with the recent loss of the Debt Indicator (“DI”) from the Internal Revenue Service (“IRS”), various governmental regulators have questioned the overall safety and soundness of the RAL program.

Consumer groups have also claimed that customers are not adequately advised that a RAL is a loan product and that alternative, less expensive means of obtaining tax refund proceeds may be available. Actions of these groups and others could result in regulatory, governmental or legislative action or material litigation against RB&T. Exiting this line of business by RB&T, either voluntarily or involuntarily, would significantly reduce RB&T’s earnings.

●
In May 2011, RB&T received an Amended Notice of Charges for an Order to Cease and Desist; Notice of Assessment of Civil Money Penalties, Findings of Fact and Conclusions of Law; Order to Pay; and Notice of Hearing from the FDIC (the “Amended Notice”) revising its original Notice dated February 10, 2011. The proceeding commenced by this Amended Notice could result in an order by the FDIC that RB&T immediately cease offering RALs. RALs represent a significant business risk, and if the product was terminated, it would materially negatively impact the earnings of RB&T. Net income associated with RALs represented approximately 34% of the TRS segment’s net income for the nine months ended September 30, 2011. The Notice contends that RB&T’s practice of originating RALs without the benefit of the DI from the IRS is unsafe and unsound. In addition to the allegations contained in the original Notice, the Amended Notice alleged violations regarding the Truth-In-Lending Act, the Equal Credit Opportunity Act, and the Federal Trade Commission Act. The Amended Notice also accused RB&T of, among other items, unsafe or unsound banking practices resulting from its third party management; unsafe or unsound hindrance, impediment, or interference with a financial institution examination; unsafe or unsound physical security or electronic protection of electronic refund originator (“ERO”) premises; violations of the Gramm-Leach-Bliley Act and FDIC regulation; and violations of RB&T’s 2009 Cease and Desist Order dated February 2009. Moreover, the Amended Notice includes the assessment of a $2 million Civil Money Penalty (“CMP”).

As part of the process initiated by the Notice, RB&T is entitled to a hearing before an Administrative Law Judge (“ALJ”) appointed by the FDIC. As a result of the Amended Notice, RB&T’s hearing start date was changed to February 6, 2012 in Louisville, Kentucky, or on such date and at such place as may be set by the ALJ. As part of the hearing process, the ALJ will take evidence on the items specified in the Amended Notice and make a recommendation of findings of fact to the FDIC Board of Directors, which may accept or reject the ALJ’s recommendation. There is no statutory timeline in which the ALJ must make a recommendation to the FDIC. The FDIC Board of Directors would have 90 days after the date of the ALJ’s recommendation, or argument before the FDIC Board, to render a decision. Historically, ALJs and the FDIC Board of Directors have found in favor of the FDIC in such proceedings. In the case of an adverse decision, RB&T would have the right to appeal the resulting order to the U.S. Court of Appeals. Filing an appeal would not operate as a stay of the order.

Discontinuation of the RAL product, either voluntarily or involuntarily, would have a material adverse impact to RB&T’s overall earnings.

●
RB&T’s two larger banking competitors in the tax refund industry announced their exit from that line of business during 2010, which could increase public and regulatory pressure for RB&T to exit the business. During 2010, the two larger banking competitors to RB&T within this line of business announced they were exiting the business and would not provide products for the first quarter 2011 tax season. Based on limited information available, management believes that one of the two institutions exited this business line due to the burden of complying with new regulatory product offering guidelines, anticipated changes in consumer protection guidelines and on-going regulatory pressure combined with the immateriality of this line of business to its overall results of operation. According to printed reports, RB&T’s other large competitor, which had previously announced it would voluntarily exit the tax business in 2013, exited this business line in late 2010 due to a regulatory mandate that it could no longer offer RALs. RB&T’s management believes that these chains of events could dramatically increase the level of public and regulatory scrutiny RB&T receives in this line of business.

Exiting this line of business by RB&T, either voluntarily or involuntarily, would significantly reduce RB&T’s earnings.

●
During February 2011, RB&T’s two remaining competitors in the tax business that offered RALs announced that they would not offer RALs beyond the 2011 calendar year. This action left RB&T as the only bank remaining in the tax industry with plans to offer RALs beyond the 2011 calendar year, further increasing public and regulatory pressure for RB&T to discontinue the RAL product. Discontinuation of the RAL product, either voluntarily or involuntarily, would have a material adverse impact to RB&T’s earnings.

●
RB&T’s ERC and ERD products represent a significant business risk and if RB&T can no longer offer RALs it could have a material adverse effect on its ERC and ERD product volumes and profits. In addition to the reduction in RAL net income resulting from the discontinuation of the RAL product, RB&T faces potential direct competition for ERC/ERD market share from independently-owned processing groups partnered with banks. Independent processing groups that are unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. With the receipt of the Amended Notice from the FDIC, RB&T may not be able to originate RALs beyond the current 2011 calendar year. Without the ability to originate RALs, RB&T would most likely face increased competition in the ERC/ERD marketplace. In addition to a potential loss of volume resulting from additional competitors, RB&T would also likely incur substantial pressure on its profit margin for its ERC/ERD products as well.

In addition to the potential impact to ERCs and ERDS resulting from a loss of the RAL product, the Amended Notice could also negatively impact RB&T’s ability to originate those products, as components of the Amended Notice were not specific to the RAL product. Alleged violations within the Amended Notice regarding the Truth-In-Lending Act and the Federal Trade Commission Act could also negatively impact ERCs and ERDs. In addition, the Amended Notice also accused RB&T of, among other items, unsafe or unsound banking practices resulting from its third party management; unsafe or unsound physical security or electronic protection of ERO premises; violations of the Gramm-Leach-Bliley Act and FDIC regulation; and violations of RB&T’s 2009 Cease and Desist Order dated February 2009, all of which could impact RB&T’s ability to originate ERCs and ERDs in the future.

Reduced ERC/ERD volume, a decrease in profitability of the ERC/ERD products or a regulatory requirement to cease offering the product in the future would have a material adverse impact to RB&T’s earnings.

●
RALs represent a significant third party management risk, and if RB&T fails to comply with all the statutory and regulatory requirements, it could have a material negative impact on earnings. TRS and its third party partners operate in a highly regulated environment and deliver products and services that are subject to strict legal and regulatory requirements. Failure by us or RB&T’s third party partners to comply with laws and regulations could result in fines and penalties that materially and adversely affect RB&T’s earnings.

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

●
RALs represent a significant liquidity, or funding, risk. Significantly overestimating or underestimating RB&T’s liquidity or funding needs for the following first quarter’s tax season could have a material negative impact on RB&T’s earnings. Funding for RAL liquidity requirements may also cost more than RB&T’s current estimates and/or historical experience. RB&T’s liquidity risk increases significantly during the first quarter of each year due to the RAL program. RB&T has committed to its electronic filer and tax-preparer base that it will make RALs available to their customers under the terms of its contracts with them. This requires RB&T to estimate liquidity, or funding needs for the RAL program, well in advance of the tax season. If management materially overestimates the need for funding during the tax season, a significant expense could be incurred without an offsetting revenue stream. If management materially underestimates its funding needs during the tax season, RB&T could experience a significant shortfall of cash needed to fund RALs and could potentially be required to stop or reduce its RAL originations.

●
RALs represent a significant credit risk, and if RB&T is unable to collect a significant portion of its RALs in tax seasons beyond the 2011 calendar year, it would materially, negatively impact earnings. There is credit risk associated with a RAL because the funds are disbursed to the customer prior to RB&T receiving the customer’s refund from the IRS. During the previous five calendar years at TRS, net credit losses related to RALs originated have ranged from a low of 0.36% to a high of 1.02% of total RALs originated (including retained and securitized RALs). For the nine months ended September 30, 2011, net RAL credit losses were 1.43% of total RALs originated.

RB&T collects substantially all of its payments related to RALs from the IRS. Losses generally occur on RALs when RB&T does not receive payment from the IRS due to a number of reasons, such as IRS revenue protection strategies including audits of returns, errors in the tax return, tax return fraud and tax debts not previously disclosed to RB&T during its underwriting process. Although RB&T’s underwriting takes these factors into consideration during the loan approval process, if the IRS significantly alters its revenue protection strategies for a given tax season, or RB&T is incorrect in its underwriting assumptions, RB&T could experience higher loan loss provisions above those from previous tax seasons. The provision for loan losses is a significant component of the TRS segment’s overall earnings.

A lower than acceptable level of profit in the TRS segment could cause RB&T to voluntarily exit this line of business.

A significant portion of TRS RAL, ERC and ERD volume and revenue is derived from two third party relationships. The loss of either of these relationships without replacing their volume, or a significant unplanned reduction in demand for their tax services, would materially, negatively impact the RB&T’s operations. Approximately 40% of TRS segment revenue for the nine months ended September 30, 2011 was derived from Jackson Hewitt (“JH”) tax offices with another 20% from Liberty tax offices. These contracts are currently set to expire on October 14, 2014 and October 16, 2012 unless terminated earlier for legal or regulatory reasons. In May 2011, JH filed for Chapter 11 bankruptcy bringing into question their viability as a future partner. RB&T’s ability to replace this revenue in the event JH is not able to perform due to its bankruptcy status could have a material negative impact on earnings. A loss of business by RB&T under either of these circumstances would have a material adverse effect on RB&T’s earnings.

RB&T is subject to a Cease and Desist Order (the “2009 Order”) from the FDIC. As part of the Amended Notice, the FDIC assessed a $2 million CMP against RB&T, in large part, due to alleged violations of the 2009 Order. The failure to comply with the 2009 Order, or additional corrective actions, could result in additional significant penalties and/or additional sanctions. RB&T and the FDIC agreed to the 2009 Order in February 2009, which cites insufficient oversight of RB&T’s consumer compliance programs, most notably in RB&T’s RAL program. The 2009 Order requires increased compliance oversight of the RAL program by RB&T’s management and board of directors that is subject to review and approval by the FDIC. Under the 2009 Order, RB&T must increase its training and audits of its ERO partners, who make RB&T’s tax products available to taxpayers across the nation. In addition, various components of the 2009 Order require RB&T to meet certain implementation, completion and reporting timelines, including the establishment of a compliance management system to appropriately assess, measure, monitor and control third party risk and ensure compliance with consumer laws.

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

Establishment of the Consumer Financial Protection Agency. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Among other items, this act created the Bureau of Consumer Financial Protection, which will have authority to regulate companies that provide consumer financial services. The Company is regularly refining its consumer financial services and developing new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these anticipated legislative and regulatory changes may result in, among other things, RB&T reducing fees to consumers, implementing additional disclosure requirements, or eliminating products such as RALs, altogether. The Company could incur additional operating costs which could reduce overall product profitability and lead to the Company exiting certain consumer products. The Company generally cannot estimate what effect, if any, operational changes it would make in response to legislative and regulatory changes and what effect these changes may have on the Company’s financial results until the Company is able to develop legal and financially viable alternative products and services.

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
o Footnote 8 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o Footnote 10 “Segment Information”
o Footnote 11 “Regulatory Matters”
● Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o “Recent Developments”
o “Business Segment Composition”
o “Overview”
o “Results of Operations”

TRADITIONAL BANK LENDING AND THE ALLOWANCE FOR LOANS LOSSES

The allowance for loan losses could be insufficient to cover the Bank’s actual loan losses. The Bank makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for loan losses, among other things, the Bank reviews its loans and its loss and delinquency experience, and the Bank evaluates economic conditions. If its assumptions are incorrect, its allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio, resulting in additions to its allowance. Material additions to the allowance would materially decrease net income.

In addition, regulatory agencies periodically review the allowance for loan losses and may require the Bank to increase its provision for loan losses or recognize further loan charge-offs. A material increase in the allowance for loan losses or loan charge-offs, as required by the regulatory authorities, would have a material adverse effect on the Bank's financial condition and results of operations.

Deterioration in the quality of the Traditional Banking loan portfolio may result in additional charge-offs which will adversely impact Republic’s operating results. Despite the various measures implemented by Republic to address the current economic situation, there may be further deterioration in the Bank’s loan portfolio which could require additional charge-offs. Additional charge-offs will adversely affect the Bank’s operating results and financial condition.

Defaults in the repayment of loans may negatively impact the Bank. When borrowers default on their loan obligations, it may result in lost principal and interest income and increased operating expenses associated with the increased allocation of management time and resources associated with the collection efforts. In certain situations where collection efforts are unsuccessful or acceptable “work out” arrangements cannot be reached or performed, the Bank may have to charge off loans, either in part or in whole. Additional charge-offs will adversely affect the Bank’s operating results and financial condition.

The Bank’s financial condition and earnings could be negatively impacted to the extent the Bank relies on borrower information that is false, misleading or inaccurate. The Bank relies on the accuracy and completeness of information provided by vendors, customers and other parties. In deciding whether to extend credit, or enter into transactions with other parties, the Bank relies on information furnished by, or on behalf of, customers or entities related to those customers or other parties. Additional charge-offs will adversely affect the Bank’s operating results and financial condition.

The Bank’s use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral. In considering whether to make a loan secured by real property, the Bank generally requires an appraisal of the real property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and an error in fact or judgment could adversely affect the reliability of the appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors the value of collateral backing a loan may be less than supposed, and if a default occurs the Bank may not recover the outstanding balance of the loan. Additional charge-offs will adversely affect the Bank’s operating results and financial condition.

The Bank is exposed to risk of environmental liabilities with respect to properties to which it takes title. In the course of its business, the Bank may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Bank is the owner or former owner of a contaminated site, the Bank may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect the Bank.

Prepayment of loans may negatively impact Republic’s business. The Bank’s customers may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the size of such prepayments, are within the Bank’s customers’ discretion. If customers prepay the principal amount of their loans, and the Bank is unable to lend those funds to other customers or invest the funds at the same or higher interest rates, the Bank’s interest income will be reduced. A significant reduction in interest income would have a negative impact on the Bank’s results of operations and financial condition.

Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect its business, financial position, results of operations or cash flows. In addition, RB&T is highly dependent upon programs administered by Freddie Mac (“FHLMC”).

RB&T’s ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by FHLMC. This entity plays a powerful role in the residential mortgage industry, and RB&T has significant business relationships with them. RB&T’s status as a FHLMC approved seller/servicer is subject to compliance with their selling and servicing guides.

Any discontinuation of, or significant reduction or material change in, the operation of FHLMC or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of FHLMC would likely prevent RB&T from originating and selling most, if not all, of its mortgage loan originations.

In addition, RB&T services loans on behalf of FHLMC and a majority of its mortgage servicing rights relate to these servicing activities. These entities establish the base service fee in which to compensate RB&T for servicing loans. In January 2011, the Federal Housing Finance Agency directed Fannie Mae (“FNMA”) and FHLMC to develop a joint initiative to consider alternatives for future mortgage servicing structures and compensation. Under this proposal, the government sponsored entities are considering potential structures in which the minimum service fee would be reduced or eliminated altogether. The government sponsored entities are also considering different pricing options for non-performing loans to better align servicer incentives with mortgage-backed securities investors and provide the loan guarantor the ability to transfer non-performing servicing.

These proposals, if adopted, could cause significant changes that impact the entire mortgage industry. The lower capital requirements could increase competition by lowering barriers to entry on mortgage originations and could increase the concentration of performing loans with larger servicers that have a cost-advantage through economies of scale that would no longer be limited by capital constraints.

In February 2011, the Obama administration issued a report to Congress, outlining various options for long-term reform of FNMA and FHLMC. These options involve reducing the role of FNMA and FHLMC in the mortgage market and to ultimately wind down both institutions such that the private sector provides the majority of mortgage credit. The report states that any potential reform efforts will make credit less easily available and that any such changes should occur at a measured pace that supports the nation’s economic recovery. Any of these options are likely to result in higher mortgage rates in the future, which could have a negative impact on the Bank’s mortgage production business. Additionally, it is unclear what impact these changes will have on the secondary mortgage markets, mortgage-backed securities pricing, and competition in the industry.

The potential changes to the government sponsored mortgage programs, and related servicing compensation structures, could require RB&T to fundamentally change its business model in order to effectively compete in the market. RB&T’s inability to make the necessary changes to respond to these changing market conditions or loss of its approved seller/servicer status with any of these government sponsored entities, would have a material adverse effect on its overall business and its consolidated financial position, results of operations and cash flows.

The mortgage warehouse lending business is subject to numerous risks. Risks associated with mortgage warehouse loans loans include, without limitation, (i) credit risks relating to the mortgage bankers that borrow from RB&T, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers, (iii) changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, due to changes in interest rates during the time in warehouse, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker.

INVESTMENT SECURITIES AND FHLB STOCK

Concerns regarding the recent downgrade of the U.S. government’s credit rating could have a material adverse effect on its business, financial condition, liquidity, and results of operations. In August, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the U.S. from AAA to AA+ and also lowered the credit rating of several related government agencies and institutions, including FHLMC, FNMA, and the Federal Home Loan Bank’s (“FHLB’s”), from AAA to AA+. While U.S. lawmakers reached an agreement to raise the federal debt ceiling, the downgrade, according to Standard & Poor’s, reflects its view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. This downgrade could have material adverse impacts on financial and banking markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on its business, financial condition and liquidity. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect its profitability. It may also negatively affect the value and liquidity of the government securities the Company hold in its investment portfolio.

At September 30, 2011, the majority of the Bank’s investment securities were issued by FHLMC, FNMA, and the FHLB. The Bank also owns $26 million of FHLB stock, which is also a primary source of its borrowing capacity. It is uncertain as to what, if any, impact the downgrade will have on these securities as sources of liquidity and funding in the future. Also, the adverse consequences as a result of the downgrade could extend to the borrowers of the loans the Company makes and, as a result, could adversely affect its borrowers’ ability to repay their loans. Because of the unprecedented nature of the negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on markets and its business, financial condition, liquidity, and results of operations are unpredictable and may not be immediately apparent. These consequences could be exacerbated if other statistical rating agencies, particularly Moody’s and Fitch, decide to downgrade the U.S. government’s credit rating in the future, or if the U.S. defaults on any of its obligations.

RB&T owns four investment securities which RB&T believes have an elevated level of credit risk and are extremely illiquid. Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed securities and other private label mortgage-related security. RB&T owns three private label mortgage backed and one private label mortgage-related securities with a total carrying value of $5.8 million at September 30, 2011. For three of these securities, the Bank has recorded all projected losses through OTTI charges. The Bank has permanently written off a portion of the principal associated with these securities, as a portion of its losses were passed through by the servicer/trustee. Further deterioration in economic conditions and/or new or additional downgrades from applicable rating agencies could cause the Bank to record additional impairment charges up to $5.8 million in the future. See additional discussion regarding these impairment charges under Footnote 2 “Investment Securities” of Part I Item 8 “Financial Statements.”

The Bank’s investment in Federal Home Loan Bank stock may become impaired. At September 30, 2011, the Bank owned $26 million in FHLB stock. As a condition of membership at the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock. Its stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. The Bank’s FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per applicable accounting standards. The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, the Company has not recorded an other-than-temporary impairment on its investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of its investment.

ASSET LIABILITY MANAGEMENT AND LIQUIDITY

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

The Bank’s asset-liability management strategy may not be able to prevent changes in interest rates from having a material adverse effect on results of operations and financial condition. Overall, interest rates generally have decreased since 2008. When interest rates begin to rise again, the Bank’s interest income could rise at a slower pace than the Bank’s interest expense and the fair value of the Bank’s assets could decrease at a faster pace than the increase in the fair value of interest-bearing liabilities. These circumstances would cause a decline in the Bank’s net interest income and a reduction in the economic value of the Bank’s shareholders’ equity.

A continued stable interest rate environment could reduce profitability. From 2007 through early 2009, net interest income within the Traditional Banking segment benefitted from low short-term interest rates in combination with a “steep” yield curve and an increase in average-earning assets. The month-to-month improvement in this benefit when comparing to the same month in the previous year, however, began to decrease in late 2008, as the Bank could no longer lower the rate on many of its interest-bearing liabilities, while the Bank’s higher yielding interest-earning assets continued to paydown and reprice lower. An on-going stable interest rate environment will cause the Bank’s interest-earning assets to continue to reprice into lower yielding assets without the ability for the Bank to offset the decline in interest income through a reduction in its cost of funds. The continued contraction in the Bank’s net interest margin will cause net income to decrease. The overall magnitude of the decrease in net interest income will depend on the period of time that the current interest rate environment remains.

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

The Bank’s funding sources may prove insufficient to replace deposits and support future growth. The Bank relies on customer deposits, brokered deposits and advances from the FHLB to fund operations. Although the Bank has historically been able to replace maturing deposits and advances if desired, no assurance can be given that the Bank would be able to replace such funds in the future if the Bank’s financial condition or the financial condition of the FHLB or general market conditions were to change. The Bank’s financial flexibility will be severely constrained if it is unable to maintain its access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if the Bank is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected.

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

DEPOSITS, OVERDRAFTS, FDIC INSURANCE PREMIUMS AND SERVICE CHARGES ON DEPOSITS

In response to a continuing decline in the Bank’s service charges on deposits, the Bank significantly revised its fee structure related to its consumer deposit accounts effective for the third quarter of 2011. A negative response to this new fee structure from Republic’s consumer client base could cause a significant reduction in customer accounts, a significant reduction in customer deposit account balances and a reduction in services charges on deposits. As a result of the continued decline in service charges on deposits, the Bank instituted a new fee structure for its checking account products during the third quarter of 2011. The Bank converted the substantial majority of its existing checking accounts into new product types with new fee structures with the goal to reverse the trend of declining service charges on deposits. The overall results of the new fees will be highly dependent on consumer deposit balances and overall customer acceptance of the new fees. A lack of customer acceptance of the new account fees resulting in a significant decline in the number of consumer deposit accounts could have a material negative impact on the Bank’s future deposit fee income.

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

The Bank assesses two types of fees related to overdrawn accounts, a fixed per item fee and a fixed daily charge for being in overdraft status. The per item fee for this service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available. As such, it is classified on the income statement in “service charges on deposits” as a component of non interest income along with per item fees assessed to customers not in the Overdraft Honor program. A substantial majority of the per item fees in service charges on deposits relates to customers in the Overdraft Honor program. The daily fee assessed to the client for being in overdraft status is considered a loan fee and is thus included in interest income under the line item “loans, including fees.” The total net per item fees included in service charges on deposits for the first nine months of 2011 and 2010 were $6.9 million and $8.3 million. The total net daily overdraft charges included in interest income for the first nine months of 2011 and 2010 was $1.3 million and $1.5 million, respectively. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would significantly reduce Bank earnings.

In November 2010, the FDIC issued its final guidance on Automated Overdraft payment programs which will require FDIC regulated banks to implement and maintain robust oversight of these programs. The new guidance, as interpreted, will have a material adverse effect on the Bank’s net income. This guidance states, “the FDIC expects institutions to implement effective compliance and risk management systems, policies, and procedures to ensure that institutions manage any overdraft payment programs in accordance with the 2005 Joint Guidance on Overdraft Protection Programs (Joint Guidance)(FIL-11-2005) and the Federal Reserve Bank (“FRB”) November 12, 2009 amendments to Regulation E, to avoid harming consumers or creating other compliance, operational, financial, reputational, legal or other risks. As changes are made to overdraft payment programs in response to regulatory developments or to implement additional recommendations, institutions are reminded to ensure that customer communications (e.g. agreements, correspondence, marketing materials, etc.) are updated accordingly, present information accurately and are not misleading.”

These guidelines, as interpreted by management, have negatively impacted and will continue to negatively impact the Bank’s net income in 2011 and beyond. Because of the large number of changes required by the guidelines and the lack of interpretive guidance available from the FDIC at this time regarding some of the provisions within the guidelines, management is unable to determine precisely how negative the impact will be. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would further significantly reduce net income.

Company expenses will increase as a result of increases in FDIC insurance premiums. As part of a plan to restore the reserve ratio of the Deposit Insurance Fund, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was paid on September 30, 2009. The Company recorded an expense of $1.4 million during the quarter ended June 30, 2009, to reflect the special assessment. The FDIC has also increased its maximum quarterly assessment rates and changed the method by which rates are calculated. The Dodd-Frank Wall Street Reform and Consumer Protection Act broadens the base for FDIC insurance assessments. Effective April 1, 2011, assessments were based on the average consolidated total assets less tangible equity capital of a financial institution. Any further special assessments or increases to quarterly assessment rates will adversely affect the Company’s earnings. Moreover, under the Dodd-Frank Act, the minimum statutory reserve ratio for the FDIC’s Deposit Insurance Fund will increase from 1.15% to 1.35% of insurable deposits by 2020. There can be no assurance that the FDIC will not impose additional special assessments, or increase the deposit premiums applicable to the Company, in the future.

COMPANY COMMON STOCK

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

GOVERNMENT REGULATION / ECONOMIC FACTORS

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

The Dodd-Frank Act may adversely affect the Company’s business, financial conditions and results of operations. On July 21, 2010, the President of the U.S. signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”). The Dodd-Frank Act imposes various new restrictions and creates an expanded framework of regulatory oversight for financial institutions. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on the Company will not be known for months or even years.

The Dodd-Frank Act would require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. In addition, the “Basel III” standards recently announced by the Basel Committee on Banking Supervision (the “Basel Committee”), if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things, impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital; increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%; increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer; increase the minimum total capital ratio to 10.5% inclusive of the capital buffer; and introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

The new Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019, and it is not yet known how these standards will be implemented by U.S. regulators generally or how they will be applied to financial institutions of its size. Implementation of these standards, or any other new regulations, may adversely affect its ability to pay dividends, or require the Company to restrict growth or raise capital, including in ways that may adversely affect its results of operations or financial condition.

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

Republic is subject to regulatory capital adequacy guidelines, and if the Company fails to meet these guidelines the Company’s financial condition may be adversely affected. Under regulatory capital adequacy guidelines, and other regulatory requirements, Republic and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to qualitative judgments by regulators regarding components, risk weightings and other factors. If the Company fails to meet these minimum capital guidelines and other regulatory requirements, the Company’s financial condition will be materially and adversely affected. If the Company fails to maintain well-capitalized status under its regulatory framework, or is deemed not well-managed under regulatory exam procedures, or if it should experience certain regulatory violations, the Company’s status as a Financial Holding Company, and its ability to offer certain financial products could be compromised.

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

MANAGEMENT, INFORMATION SYSTEMS, ETC.

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

The Company’s operations could be impacted if its third-party service providers experience difficulty. The Company depends on a number of relationships with third-party service providers, including core systems processing and web hosting. These providers are well established vendors that provide these services to a significant number of financial institutions. If these third-party service providers experience difficulty or terminate their services and the Company is unable to replace them with other providers, its operations could be interrupted which would adversely impact its business.

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

New lines of business or new products and services may subject the Company to additional risks. From time to time, the Company may develop and grow new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition. All service offerings, including current offerings and those which may be provided in the future, may become more risky due to changes in economic, competitive and market conditions beyond the Company’s control.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2011 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

July 1 - July 31	53,190	$20.38	12,690
August 1 - August 31	58	17.29	58
September 1 - September 30	-	-	-
Total	53,248 *	$-	12,748	306,889

* - Includes 40,500 shares received by the Company in connection with stock option exercises.

During 2011, the Company repurchased 20,204 shares and there were 43,393 shares exchanged for stock option exercises. During the fourth quarter of 2009, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2011, the Company had 306,889 shares which could be repurchased under the current share repurchase programs.

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

10.1
Amended and Restated Program Agreement dated August 3, 2011 between Republic Bank & Trust Company and Jackson Hewitt Inc. and Jackson Hewitt Technology Services LLC (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed August 5, 2011 (Commission File Number: 0-24649))

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
Interactive data files: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 and (v) Notes to Consolidated Financial Statements.

* -
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

** -
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

October 28, 2011	By:	Steven E. Trager
President and Chief Executive Officer

Principal Financial Officer:

October 28, 2011	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer