Form 10-K
period 2011-12-31
REPUBLIC BANCORP INC /KY/
filed 2012-03-07
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

     ☐ Yes    ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $198,535,338 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of February 10, 2012 was 18,655,966 and 2,298,803, respectively.

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

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2012 are incorporated by reference into Part III of this Form 10-K.

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

Republic and its subsidiaries operate in a heavily regulated industry. These regulatory requirements can and do affect the Company’s results of operations and financial condition. For an update on regulatory matters affecting the Company and its subsidiaries, see Footnote 22 “Regulatory Matters” in Part II Item 8 “Financial Statements and Supplementary Data.”

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

Broadly speaking, forward-looking statements include:
●	projections of revenue, expenses, income, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;
●	descriptions of plans or objectives for future operations, products or services;
●	forecasts of future economic performance; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:
●	loan delinquencies, future credit losses, non-performing loans and non-performing assets;
●	further developments in the Bank’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provision for loans losses;
●	deteriorating credit quality, including changes in the interest rate environment and reducing interest margins;
●	the overall adequacy of the allowance for loans losses;
●	future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;
●	the future regulatory viability of the Tax Refund Solutions (“TRS”) segment;
●	the future operating performance of TRS, including the impact of the cessation of Refund Anticipation Loans (“RALs”);
●	future RAL volume;
●	future Electronic Refund Check/Electronic Refund Deposit (“ERC/ERD” or “AR/ARD”) volume for TRS;
●	future revenues associated with ERCs/ERDs at TRS;
●	future credit losses associated with RALs;
●	anticipated future funding sources for TRS;
●	potential impairment of investment securities;
●	the future value of mortgage servicing rights;
●	the impact of new accounting pronouncements;
●	legal and regulatory matters including results and consequences of regulatory guidance, litigation, administrative proceedings, rule-making, interpretations, actions and examinations;

●
the extent to which regulations written and implemented by the newly created Federal Bureau of Consumer Financial Protection, and other federal, state and local governmental regulation of consumer lending and related financial products and services may limit or prohibit the operation of the Company’s business;

●
financial services reform and other current, pending or future legislation or regulation that could have a negative effect on the Company’s revenue and businesses, including the Dodd-Frank Act and legislation and regulation relating to overdraft fees (and changes to the Bank’s overdraft practices as a result thereof), debit card interchange fees, credit cards, and other bank services;

●	future capital expenditures;
●	the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations;
●	the Bank’s ability to maintain current deposit and loan levels at current interest rates and
●	The Company’s ability to successfully implement future growth plans.

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

The principal business of Republic is directing, planning and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. At December 31, 2011, Republic had total assets of $3.4 billion, total deposits of $1.7 billion and total stockholders’ equity of $452 million. Based on total assets as of December 31, 2011, Republic ranked as the second largest Kentucky-based bank holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

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

General Business Overview

As of December 31, 2011, the Company was divided into three distinct segments: Traditional Banking, Mortgage Banking and Tax Refund Solutions. Net income, total assets and net interest margin by segment for the years ended December 31, 2011, 2010 and 2009 are presented below:

	Year Ended December 31, 2011
	Traditional	Mortgage	Tax Refund	Total
(dollars in thousands)	Banking	Banking	Solutions	Company

Net income	$26,463	$344	$67,342	$94,149
Total assets	3,099,426	10,880	309,685	3,419,991
Net interest margin	3.55%	NM	NM	5.09%

	Year Ended December 31, 2010
	Traditional	Mortgage	Tax Refund	Total
(dollars in thousands)	Banking	Banking	Solutions	Company

Net income	$17,895	$2,618	$44,240	$64,753
Total assets	3,026,628	23,359	572,716	3,622,703
Net interest margin	3.57%	NM	NM	4.65%

	Year Ended December 31, 2009
	Traditional	Mortgage	Tax Refund	Total
(dollars in thousands)	Banking	Banking	Solutions	Company

Net income	$15,362	$6,790	$19,979	$42,131
Total assets	2,976,663	14,176	927,929	3,918,768
Net interest margin	3.79%	NM	NM	5.04%

NM – Not Meaningful

For expanded segment financial data see Footnote 21 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

(I)  Traditional Banking segment

As of December 31, 2011, Republic had 42 full-service banking centers with 34 located in Kentucky, four located in metropolitan Tampa, Florida, three located in southern Indiana and one located in metropolitan Cincinnati, Ohio. RB&T’s primary market areas are located in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 11 banking centers in the following Kentucky cities: Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington, Florence and Independence. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana. Republic Bank has locations in Hudson, Palm Harbor, Port Richey and Temple Terrace, Florida, as well as Blue Ash (Cincinnati), Ohio.

Effective January 27, 2012, RB&T assumed substantially all of the deposits and certain other liabilities and acquired certain assets of Tennessee Commerce Bank (“TCB”), headquartered in Franklin, Tennessee from the FDIC, as receiver for TCB. This acquisition represents a single banking center located in the Nashville MSA and represents RB&T’s initial entrance into the Tennessee market.

Market for Services

Management believes that the Bank’s principal markets are the residential real estate market and small-to-medium sized businesses within its primary market. Businesses are solicited through the personal efforts of the officers and directors of both Republic and the Bank throughout the Bank’s banking center network. Management believes that a locally-based bank is perceived by the local small-to-medium sized business community as possessing a clearer understanding of local banking needs, thus providing the Bank with advantages over its non-locally based competition. Management also believes that it is able to make prudent lending decisions more quickly than its competitors without compromising asset quality or profitability.

Lending Activities

The Bank principally markets its lending products and services through the following delivery channels:

Mortgage Lending – A major component of the Bank’s lending activities consists of the origination of single family first lien residential real estate loans collateralized by owner occupied property, predominately located in the Bank’s primary market areas. Additionally, the Bank offers home equity loans and home equity lines of credit. These loans are originated through the Bank’s retail banking center network.

●
The Bank generally retains adjustable rate mortgage (“ARM”) single family first lien residential real estate loans with fixed terms up to ten years. All mortgage loans retained on balance sheet are included as a component of the Company’s “Traditional Banking” segment and are discussed below and elsewhere in this filing.

●
Single family first lien residential real estate loans with fixed rate terms of 15, 20 and 30 years are generally sold into the secondary market and their accompanying mortgage servicing rights (“MSRs”), which may be either sold or retained, are included as a component of the Company’s “Mortgage Banking” segment and are discussed below and elsewhere in this filing. Home equity loans or home equity lines of credit are actively marketed in conjunction with single family first lien residential real estate loans and are not sold into the secondary market. In order to take advantage of the steep yield curve during 2011, 2010 and 2009, the Bank elected to retain approximately $45 million, $65 million and $100 million of 15 year fixed rate single family first lien residential real estate loans, funding these loans with excess cash in 2011 and 2010 and long-term Federal Home Loan Bank (“FHLB”) advances in 2009. In addition, during 2011, the Bank retained approximately $14 million of 30 year fixed rate single family first lien residential real estate loans.

As a result of the historically low interest rate environment the last three years, the Bank has been challenged to grow its residential real estate portfolio, as consumer demand shifted to 15 and 30 year fixed rate loan products that the Bank has historically sold into the secondary market. As previously discussed, the Bank did elect during 2011 to originate and retain $59 million of longer-term fixed rate loans that it has typically sold into the secondary market. In addition to this strategy, the Bank also created a fixed rate Home Equity Amortizing Loan (“HEAL”) product during the second half of 2010 in an effort to grow its residential real estate portfolio. The HEAL product is a first mortgage or a junior lien mortgage product with amortization periods of 20 years or less. Features of the HEAL include $199 fixed closing costs; no requirement for the client to escrow insurance and property taxes; and as with the Bank’s traditional ARM products, no requirement for private mortgage insurance. The overall features of the HEAL have made it an attractive alternative to long-term fixed rate secondary market products. As of December 31, 2011, the Bank had $58 million of HEALs outstanding.

The Bank offers ARMs with rate adjustments tied to various indices with specified minimum and maximum interest rate adjustments. The interest rates on a majority of these loans are adjusted after their fixed rate terms on an annual basis, with most having limitations on upward adjustments over the life of the loan. These loans typically feature amortization periods of up to 30 years and have fixed rate features for one, three, five, seven or ten years. While there is no requirement for a client to refinance his or her loan at the end of the fixed rate period, the client has historically done so the substantial majority of the time as most clients are interest rate risk-averse on their first mortgage loans. Because the substantial majority of these loans refinance at the end of their fixed rate periods, the interest rate risk that the Bank incurs as a result of these products is similar to balloon products.

The Bank generally charges a higher interest rate for its ARM products if the property is not owner occupied. It has been the Bank’s experience that the proportions of fixed rate and ARM originations depend in large part on the interest rate environment. As interest rates decline, there is generally a reduced demand for ARMs and an increased demand for fixed rate secondary market loans. Alternatively, as interest rates rise, there is generally an increased demand for ARMs, as consumer demand shifts away from fixed rate secondary market loans.

Prior to the fourth quarter of 2009, in the Bank’s primary markets of Kentucky and southern Indiana, ARM loans collateralized by single family first lien residential real estate were generally originated in amounts up to 90% of appraised value; however, the Bank commonly included home equity lines of credit in conjunction with its first liens, often increasing the loan to value of the entire relationship to 100%. During the fourth quarter of 2009, the Bank reduced the maximum combined first and second lien position loan-to-value ratio for new ARM originations in all markets to 80%. The Bank requires mortgagee’s title insurance to protect the Bank against defects in its liens on the properties that collateralize the loans. The Bank, in most cases, requires title, fire, and extended casualty insurance to be obtained by the borrower and when required by applicable regulations, flood insurance. The Bank maintains an errors and omissions insurance policy to protect the Bank against loss in the event a borrower fails to maintain proper fire and other hazard insurance policies.

See the sections titled “Allowance for Loan Losses and Provision for Loan Losses” and “Credit Quality” within Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail regarding the Bank’s allowance methodology related to its home equity loan portfolio.

Although the contractual loan payment periods for single family first lien residential real estate ARM loans are generally for a 15 to 30 year period, such loans often remain outstanding for only their fixed rate periods, which is significantly shorter than the contractual terms. The Bank generally charges a penalty for prepayment of ARM loans if they are refinanced prior to the completion of their fixed rate period.

The Bank does on occasion purchase single family first lien residential real estate loans in low to moderate income areas in order to meets its obligations under the Community Reinvestment Act (“CRA”). The Bank generally applies secondary market underwriting criteria to these purchased loans and generally reserves the right to reject particular loans from a loan package being purchased that do not meet its underwriting criteria. In connection with loan purchases, the Bank receives various representations and warranties from the sellers of the loans regarding the quality and characteristics of the loans.

Commercial Lending – The Bank’s commercial real estate and multi-family (“commercial real estate”) loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, hotels and other types of commercial real estate.

In the Bank’s primary market area of Kentucky and southern Indiana, commercial real estate loans are generally made in amounts up to 85% of the lesser of the appraised value or purchase price of the property. In its Florida market, the Bank will typically only originate commercial real estate loans up to 80% of the lesser of the appraised value or the purchase price of the property. Commercial real estate loans generally have fixed or variable interest rates indexed to prime interest rates and have terms of three, five, seven or ten years with amortizing terms up to 20 years. Although the contractual loan payment period for these types of loans is generally a 20 year period, such loans often remain outstanding for only their fixed rate periods, which is significantly shorter than their contractual terms. The Bank generally charges a penalty for prepayment of commercial real estate loans if the loans are refinanced prior to the completion of their fixed rate period.

Loans secured by commercial real estate generally are larger and involve greater risks than single family first lien residential real estate loans. Because payments on loans secured by commercial real estate properties often are dependent on successful operation or management of the properties or businesses operated from the properties, repayment of such loans may be impacted to a greater extent by adverse conditions in the national and local economies. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of commercial real estate loans and generally restricting such loans to its primary market area. In determining whether to originate commercial real estate loans, the Bank also considers such factors as the financial condition of the borrower and guarantor and the debt service coverage of the property when applicable.

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

In June 2011, the Bank commenced business in its newly established warehouse lending division. Through this division, the Bank provides short-term, revolving credit facilities to mortgage bankers across the nation. These credit facilities are secured by single family first lien residential real estate loans. The credit facility enables the mortgage banking customers to close single family first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. These individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold to the secondary market investor. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to payoff the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer.

Construction Lending – The Bank originates residential construction real estate loans to finance the construction of single family dwellings. The Bank’s construction loans to individuals typically range in size from $100,000 to $300,000. Construction loans also are made to contractors to build single family dwellings under contract. Construction loans are generally offered on the same basis as other single family first lien residential real estate loans, except that a larger percentage down payment is typically required.

The Bank finances the construction of individual owner occupied houses on the basis of written underwriting and construction loan management guidelines. Construction loans are structured either to be converted to permanent loans with the Bank at the end of the construction phase or to be paid off at closing. Construction loans on residential properties in the Bank’s markets are generally made in amounts up to 80% of anticipated cost of construction. Construction loans to developers and builders generally have terms of nine to 12 months. Loan proceeds on builders’ projects are disbursed in increments as construction progresses and as property inspections warrant.

The Bank also may make residential land development loans to real estate developers for the acquisition, development and construction of residential subdivisions. Such loans may involve additional risks because the funds are advanced to fund the project while under construction, and the project is of uncertain value prior to completion. Moreover, because it is relatively difficult to evaluate completion value accurately, the total amount of funds required to complete a development may be subject to change. Repayments of these loans depend to a large degree on results of operations, management of properties and conditions in the real estate market or the economy.

Consumer Lending – Traditional consumer loans made by the Bank include home improvement and home equity loans, as well as other secured and unsecured personal loans in addition to credit cards. With the exception of home equity loans, which are actively marketed in conjunction with single family first lien residential real estate loans, other traditional consumer loan products, while available, are not and have not been actively promoted in the Bank’s markets.

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

The loan underwriting procedures followed by the Bank are designed to assess the borrower’s ability to make principal and interest payments and to support the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a bank loan officer meets with the applicant to obtain the appropriate employment and financial information, as well as any other required application information. Upon receipt of the borrower’s completed loan application, the Bank obtains reports with respect to the borrower’s credit record and independent appraisals of any collateral for the loan are ordered. The application information supplied by the borrower is independently verified. Once a loan application has been completed and all information has been obtained and verified, the loan request is submitted for a final review process. As part of the loan approval process, all uncollateralized loans of more than $150,000 and all collateralized loans of more than $1.5 million require approval by the Bank’s Loan Committee. Loans to one borrower are subject to limits depending on the Bank’s internal risk ratings and applicable legal lending limitations.

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

Private Banking – The Bank provides financial products and services to high net worth individuals through its Private Banking Department. The Bank’s Private Banking officers have extensive banking experience and are trained to meet the unique financial needs of high net worth individuals.

Treasury Management Services – The Bank provides various deposit products designed for commercial business customers located throughout its market areas. Lockbox processing, remote deposit capture, business online banking, account reconciliation and Automated Clearing House (“ACH”) processing are additional services offered to commercial businesses through the Bank’s Treasury Management Department.

Internet Banking – The Bank expands its market penetration and service delivery by offering customers Internet banking services and products through its website, www.republicbank.com.

Other Banking Services – The Bank also provides trust, title insurance and other financial institution related products and services.

(II)  Mortgage Banking segment

Mortgage Banking activities primarily include 15, 20 and 30-year fixed-term single family first lien residential rate real estate loans that are sold into the secondary market, primarily to FHLMC. The Bank typically retains servicing on loans sold into the secondary market. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and insurance and remitting payments to secondary market investors. A fee is received by the Bank for performing these standard servicing functions.

As part of the sale of loans with servicing retained, the Bank records a MSR. MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs, which the Bank expects to receive on loans sold with servicing retained by the Bank. MSRs are capitalized as separate assets. This transaction is posted to net gain on sale of loans, a component of “Mortgage Banking income” in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Bank. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted quarterly based on the weighted average remaining life of the underlying loans. The amortization is recorded as a reduction to Mortgage Banking income.

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

Due to the reduction in long-term interest rates during the second half of 2011, the fair value of the MSR portfolio declined as prepayment speed assumptions were adjusted upwards, resulting in an impairment charge of $203,000 at December 31, 2011.

Due to the significant reduction in long-term interest rates during December of 2008, the fair value of the MSR portfolio declined. As prepayment speed assumptions were adjusted upwards, the Bank incurred an impairment charge of $1.3 million for the fourth quarter and year ended December 31, 2008. During the first quarter of 2009, prepayment speed assumptions stabilized to levels similar to those assumed in the third quarter of 2008 and the Bank reversed $1.1 million from the valuation allowance. The Bank reversed an additional $122,000 during the second quarter of 2009.

There were no impairment charges recorded prior to the fourth quarter of 2008 and no MSR valuation allowance existed at December 31, 2009. During the third quarter of 2010, the Bank recorded an MSR valuation allowance of $157,000; however, this valuation allowance was reversed in the fourth quarter of 2010 resulting in an end-of-year valuation allowance of $0.

See additional discussion regarding Mortgage Banking under the sections titled: Part I Item 1A “Risk Factors” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Footnote 5 “Mortgage Banking Activities” and Footnote 21 “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

(III)  TRS segment

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

During the years ended December 31, 2011, 2010 and 2009, net income from the TRS segment accounted for approximately 72%, 68% and 47% of the Company’s total net income. Net income associated with RALs represented approximately 35%, 45% and 70% of the TRS segment’s net income for same respective periods. As discussed below, the Company has agreed to cease the RAL portion of the TRS business subsequent to April 30, 2012.

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

RALs are short-term consumer loans offered to taxpayers that are secured by the customer’s anticipated tax refund, which represents the source of repayment. Prior to 2011, RB&T historically underwrote the RAL application utilizing the Debt Indicator (“DI”) from the IRS in combination with an automated underwriting model utilizing information contained in the taxpayer’s tax return. The DI, which indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally funded student loans, has historically been a meaningful underwriting component. In August 2010, the IRS announced that it would no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season. In response to loss of access to the DI in 2011, RB&T significantly reduced the maximum RAL amount to $1,500 for individual customers, raised the RAL offering price to its customers and modified its underwriting and application requirements resulting in fewer RALs approved.

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

RB&T has agreements with Jackson Hewitt Inc. (“JHI”), a subsidiary of Jackson Hewitt Tax Service Inc. (“JH”), and Liberty Tax Service (“Liberty”) to offer RAL and ERC/ERD products. JH and Liberty provide preparation services of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax-preparers offices. Approximately 40% and 34% of RB&T’s 2011 and 2010 TRS gross revenue was derived from JH tax offices with another 20% and 29% from Liberty tax offices for the same respective periods.

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

At March 31st of each year, RB&T has historically reserved for its estimated RAL losses for the year based on current and prior year funding patterns, information received from the IRS on current year payment processing, projections using RB&T’s internal RAL underwriting criteria applied against prior years’ customer data, and the subjective experience of RB&T management. RALs outstanding 30 days or longer are charged off at the end of each quarter, with subsequent collections recorded as recoveries. Since the RAL season is over by the end of April of each year, essentially all uncollected RALs are charged off by June 30th of each year, except for those RALs management deems certain of collection.

Subsequent to the first quarter, the results of operations for the TRS segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated provision for loan losses, as estimated results became final.

TRS Funding – First Quarter 2012 Tax Season

During the fourth quarter of 2011, in anticipation of first quarter 2012 RAL program, RB&T obtained $300 million in FHLB advances with a weighted average life of three months with a weighted average interest rate of 0.10%. Management anticipates obtaining between $200 million and $300 million of short-term brokered deposits during January 2012 to complete its anticipated funding needs for the first quarter 2012 tax season. Management expects these brokered deposits to have a weighted average maturity of 44 days with a weighted average cost of approximately 0.39%. Management estimates its total weighted average funding cost to be 0.23% for the first quarter 2012 tax season.

TRS Funding – First Quarter 2011 Tax Season

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

Direct IRS Competition for TRS

During 2010, the IRS announced plans to explore the possibility of providing a new tool to give taxpayers a mechanism to use a portion of their tax refund to pay for the services of a professional tax preparer. This product would likely present direct competition for RB&T’s ERC products. During June 2011, the IRS announced it was no longer pursuing this initiative in the near-term.

TRS Material Contracts

In December 2011, amended and restated its Marketing and Servicing Agreement (the “Marketing Agreement”) with Liberty to, among other things:

●	set the term of the Agreement to expire on October 16, 2014;
●	name RB&T as the exclusive provider of all RAL and ERC/ERD products for a mutually agreed upon list of locations through the term of the contract;
●	remove RB&T’s annual option to unilaterally terminate the Agreement;
●	amend the designated level of RAL delinquency which, if exceeded, provides RB&T with the right to receive certain monies; and
●
provided that either party may at its option terminate the Marketing Agreement upon twenty days’ prior written notice if (i) the other party has materially breached any of the terms thereof and has failed to cure such breach within such twenty day time period or (ii) the continued operation of the Financial Product Program or the electronic filing program is no longer commercially feasible or practical, or no longer provides the same opportunity, to the terminating party due to legal, legislative or regulatory determinations, enactments or interpretations or significant external events or occurrences beyond the control of the terminating party; provided, however, that in the case of clause (ii), the parties shall first mutually endeavor in good faith to modify the Financial Product Program in a manner resolving the problems caused by legal, legislative or regulatory or external events or occurrences.

As a result of this amendment, the total number of Liberty tax preparation offices that will offer RB&T’s tax products in 2012 is not expected to differ materially from the number of Liberty tax preparation offices that offered the RB&T’s products in 2011.

In August 2011, RB&T amended and restated its Program Agreement (the “Program Agreement”) with JHI to, among other things:

●
add Jackson Hewitt Technology Services LLC (“JHTSL”) as a party to the Program Agreement whereby JHTSL agreed to provide certain technology services, including personnel to RB&T, in connection with the services provided for under the Program Agreement;

●	set the term of the Program Agreement to expire on October 14, 2014;
●	remove RB&T’s annual option to unilaterally terminate the Program Agreement;
●	amend the termination provisions of the Program Agreement to provide RB&T an additional termination right due to regulatory direction relative to its tax products; and
●
amend the provisions of the Program Agreement to modify, in part, the method of designation of Jackson Hewitt tax preparation locations that will offer RB&T’s tax products in 2012, 2013 and 2014 and provide that RB&T shall be the exclusive tax product provider in those locations.

As a result of this amendment, the total number of JH tax preparation offices that will offer RB&T’s tax products in 2012 is not expected to differ materially from the number of JH tax preparation offices that offered the RB&T’s products in 2011.

Resolution of FDIC-Related Regulatory Matters

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

In February 2009, RB&T entered into a Stipulation and Consent Agreement with the FDIC agreeing to the issuance of a Cease and Desist Order (the “2009 Order”), predominately related to required improvements and increased oversight of RB&T’s compliance management system. For additional discussion regarding the 2009 Order, see the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2009, including Exhibit 10.62.

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

FDIC Proceedings Regarding the TRS segment:

In February 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Notice”) regarding its RAL program. The Notice contended that RB&T’s practice of originating RALs without the benefit of the Debt Indicator (“DI”) from the Internal Revenue Service (“IRS”) was unsafe and unsound. The Notice did not address RB&T’s ERC and ERD products. The Notice initiated an agency adjudication proceeding, In Republic Bank & Trust Company, to determine whether the FDIC should issue a cease and desist order to restrain RB&T’s RAL program. For additional discussion regarding the Notice, see the Company’s Form 8-K filed with the SEC on February 10, 2011, including Exhibit 10.1.

On May 3, 2011, RB&T received an Amended Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Amended Notice”) from the FDIC revising its original Notice referenced in the preceding paragraph. The Amended Notice resulted from conclusions made by the FDIC during a targeted visitation of 250 ERO offices in 36 states, which it conducted on February 15 and 16, 2011. In addition to the allegations contained in the Notice, the Amended Notice alleged violations of the Truth-In-Lending Act, the Equal Credit Opportunity Act, and the Federal Trade Commission Act. The Amended Notice also accused RB&T of, among other things, unsafe or unsound banking practices resulting from its third-party management; unsafe or unsound hindrance, impediment, or interference with a financial institution examination; unsafe or unsound physical security or electronic protection of ERO premises; violations of the Gramm-Leach-Bliley Act and FDIC regulation; and violations of the 2009 Order. Moreover, the Amended Notice included an assessment of a $2 million CMP. As a result, RB&T recorded a $2 million liability as of June 30, 2011. For additional discussion regarding the Amended Notice, see the Company’s Form 8-K filed with the SEC on May 5, 2011, including Exhibits 99.1 and 99.2.

Federal District Court Litigation:

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky (the “Court”) against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank & Trust Company v. Federal Deposit Insurance Corporation, et al (the “Litigation”). The complaint stated that the FDIC’s actions to prohibit RB&T from offering RALs constituted a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the Administrative Procedure Act (the “APA”) or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also stated that the FDIC had unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint sought declaratory and injunctive relief. On March 31, 2011, the FDIC filed a Motion to Dismiss (the “Motion”) RB&T’s complaint with the Court. RB&T timely filed its brief in opposition to the Motion, and the matter remained pending with the Court up through RB&T’s resolution with the FDIC discussed below.

Resolution of all FDIC-Related Proceedings:

Effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS operating segment. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order (collectively, the “Agreement”). As part of the Agreement, RB&T and the FDIC settled all matters set out in the Amended Notice and the Litigation. More specifically,

●	the FDIC terminated the 2009 Order against RB&T entered on February 27, 2009;
●	the $2 million CMP was reduced to $900,000;
●	RB&T was allowed to immediately resume expansionary activities and transactions in the ordinary course, so long as RB&T maintains appropriate regulatory ratings;
●	RB&T developed an Electronic Return Originator (“ERO”) Oversight Plan (the “ERO Plan”), which the FDIC agreed to and is more fully described below;
●	RB&T agreed to cease the RAL portion of its tax business by April 30, 2012, after the first quarter 2012 tax season;
●	the FDIC and RB&T discontinued their administrative proceeding commenced in February 2011; and
●	RB&T terminated the Litigation.

As disclosed above, the Agreement reduced the previously announced CMP against RB&T from $2 million to $900,000. As a result of the reduced CMP, RB&T, which had previously reserved $2 million for the CMP during the second quarter of 2011, recorded a $1.1 million credit to pre-tax income during the fourth quarter of 2011.

As disclosed above, RB&T developed an ERO Plan, which was agreed to by the FDIC. The ERO Plan articulates a framework for RB&T to continue to offer non-RAL tax related products and services with specified oversight of the tax preparers with which RB&T does business. The ERO Plan includes requirements for, among other things,

●	positive affirmations by EROs of individual tax preparer training related to regulatory requirements applicable to bank products;
●
annual audits covering 10% of active ERO locations and a significant sample of applications for Bank products. The audits will consist of onsite visits, document reviews, mystery shops of tax preparation offices, and tax product customer surveys;

●	on-site audit confirmation of ERO agreements to adhere to laws, processes, procedures, disclosure requirements and physical and electronic security requirements;
●	an advertising approval process that requires RB&T to approve all tax preparer advertisements prior to their issuance;
●	monitoring of ERO offices for income tax return quality;
●	monitoring of ERO offices for adherence to acceptable tax preparation fee parameters;

●	monitoring for federal and state tax preparation requirements, including local and state tax preparer registration, and posting and disclosure requirements relative to Bank products;
●	RB&T to provide advance notification, as practicable, to the FDIC of any significant changes in the TRS line of business, including
o	a change of more than 25% from the prior tax season in the number of EROs with which RB&T is doing business, or
o	the addition of tax-related products offered by RB&T that it did not previously offer; and
●
RB&T to provide advance notification, as practicable, to the FDIC when RB&T enters into a relationship with a new corporation that has multiple owned or franchised locations, when the relationship alone will represent an increase of more than 10% from the prior tax season in the number of EROs with which RB&T is doing business.

Because the Agreement does not affect RB&T’s ability to offer RALs for the first quarter 2012 tax season, it is not expected to have a material adverse impact on net income for the first quarter of 2012 or for the 2012 calendar year. RB&T’s discontinuance of RALs beyond 2012 is expected to have a material adverse impact on net income in 2013 and beyond, as the RAL product accounted for approximately 35% of the TRS segment’s 2011 net income of $67.3 million. It is expected that TRS will continue to be a material contributor to the Company’s overall net income in 2013 and beyond. Actual TRS net income for 2012 and beyond will be impacted by a number of factors, including those factors disclosed from time to time in the Company’s filings with the SEC and set forth under Part I Item 1A “Risk Factors.”

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Business”
●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Critical Accounting Policies and Estimates”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
●	Part II Item 8 “Financial Statements and Supplementary Data:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 8 “Deposits”
o	Footnote 10 “FHLB Advances”
o	Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o	Footnote 21 “Segment Information”
o	Footnote 22 “Regulatory Matters”

For additional detail regarding the Notice, see the Company’s Form 8-K filed with the SEC on February 10, 2011, including Exhibit 10.1.

For additional discussion regarding the 2009 Order, see the Company’s Form 10-K filed with the SEC on March 6, 2009, including Exhibit 10.62.

For additional discussion regarding the Amended Notice, see the Company’s Form 8-K filed with the SEC on May 5, 2011, including Exhibits 99.1 and 99.2.

For additional discussion regarding the Consent Order, see the Company’s Form 8-K filed with the SEC on December 9, 2011, including Exhibits 10.1 and 10.2.

Employees

As of December 31, 2011, Republic had 710 full-time equivalent employees. Altogether, Republic had 691 full-time and 37 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that its employee relations have been and continue to be good.

Competition

The Bank encounters intense competition in its market areas in originating loans, attracting deposits, and selling other banking related financial services. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking and the widespread enactment of state laws which permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Bank’s business, the Bank competes with local and regional retail and commercial banks, other savings banks, credit unions, finance companies, mortgage companies and other financial intermediaries operating in Kentucky, Indiana, Florida, Ohio and Tennessee. The Bank also competes with insurance companies, consumer finance companies, investment banking firms and mutual fund managers. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. Many of the Bank’s primary competitors, some of which are affiliated with large bank holding companies or other larger financial based institutions, have substantially greater resources, larger established customer bases, higher lending limits, more extensive banking center networks, numerous automatic teller machines, and greater advertising and marketing budgets. They may also offer services that the Bank does not currently provide. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, can act to create more pressure on smaller financial institutions to consolidate. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the foreseeable future.

The primary factors in competing for bank products are convenient office locations, flexible hours, interest rates, services, internet banking, range of lending services offered and lending fees. Additionally, the Bank believes that an emphasis on highly personalized service tailored to individual customer needs, together with the local character of the Bank’s business and its “community bank” management philosophy will continue to enhance the Bank’s ability to compete successfully in its market areas.

With regard to the TRS business segment, TRS faces direct competition for ERC/ERD market share from independently-owned processing groups partnered with banks. Independent processing groups that are unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. With RB&T’s resolution of its differences with the FDIC through the Agreement, RB&T will not continue to originate RALs beyond April 30, 2012. Without the ability to originate RALs, RB&T will face increased competition in the ERC/ERD marketplace. In addition to a potential loss of volume resulting from additional competitors, RB&T will also likely incur substantial pressure on its profit margin for its ERC/ERD products as well.

In addition to the potential impact to ERCs and ERDS resulting from a loss of the RAL product, the Agreement could also negatively impact RB&T’s ability to originate ERC and ERD products. As disclosed above, the Agreement contains a provision for an ERO Plan to be implemented by RB&T. The ERO Plan places additional oversight and training requirements on RB&T and its tax preparation partners that are not currently required by the regulators for RB&T’s competitors in the tax business. These additional requirements could make attracting new relationships, retaining existing relationships, and maintaining profit margin for ERCs and ERDs more difficult for RB&T once it is no longer able to offer RALs. At this time, management is unable to determine what the ultimate impact of the Agreement to ERC and ERD products will be in the future, but it does anticipate the impact to be negative to the overall profitability of the business segment.

Supervision and Regulation

RB&T is a Kentucky-chartered commercial banking and trust corporation and as such, it is subject to supervision and regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”). Republic Bank is a federally-chartered savings bank institution subject to the supervision and regulation by the Office of the Comptroller of Currency (“OCC”). Republic Bank is also subject to limited regulation by the FDIC which insures the Bank’s deposits.

All deposits, subject to regulatory prescribed limitations, held by the Bank are insured by the FDIC. Such supervision and regulation subjects the Bank to restrictions, requirements, potential enforcement actions and examinations by the FDIC, the OCC and Kentucky banking regulators. The Federal Reserve Bank (“FRB”) regulates the Company with monetary policies and operational rules that directly affect the Bank. The Bank is a member of the FHLB System. As a member of the FHLB system, the Bank must also comply with applicable regulations of the Federal Housing Finance Board. Regulation by these agencies is intended primarily for the protection of the Bank’s depositors and the Deposit Insurance Fund (“DIF”) and not for the benefit of the Company’s stockholders. The Bank’s activities are also regulated under consumer protection laws applicable to the Bank’s lending, deposit and other activities. An adverse ruling against the Company under these laws could have a material adverse effect on results. See additional information under “Federal Deposit Insurance Assessments” in this section of the filing.

Republic Bancorp, Inc. is a legal entity separate and distinct from the Bank and its principal sources of funds are cash dividends from the Bank and other subsidiaries. The Company files regular routine reports with the FRB in addition to the Bank’s filing with the FDIC and OCC, concerning business activities and financial condition. In addition, the Bank must obtain regulatory approval prior to entering into certain transactions, such as adding new banking offices and mergers with, or acquisitions of, other financial institutions. These regulatory agencies conduct periodic examinations to review the Company’s safety and soundness and compliance with various compliance and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a bank or savings bank may engage and is intended primarily to provide protection for the DIF and the Bank’s depositors. Regulators have extensive discretion in connection with their supervisory and enforcement authority and examination policies, including, but not limited to, policies that can materially impact the classification of assets and the establishment of adequate loan loss reserves. Any change in regulatory requirements and policies, whether by the FRB, the FDIC, the OCC or state or federal legislation, could have a material adverse impact on Company operations.

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

Certain regulatory requirements applicable to the Company and the Bank are referred to below or elsewhere in this filing. The description of statutory provisions and regulations applicable to banks, savings banks and their holding companies set forth in this filing does not purport to be a complete description of such statutes and regulations and their effect on the Company and the Bank and is qualified in its entirety by reference to the actual laws and regulations.

I.           The Company

Acquisitions – Republic is required to obtain the prior approval of the FRB under the Bank Holding Company Act (“BHCA”) before it may, among other things, acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of any class of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the target bank involved, the convenience and needs of the communities to be served and various competitive factors. Consideration of financial resources generally focuses on capital adequacy, which is discussed below. Consideration of convenience and needs issues includes the parties’ performance under the CRA. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, specifically including low to moderate income persons and neighborhoods.

Under the BHCA, so long as it is at least adequately capitalized, adequately managed and not subject to any regulatory restrictions, the Company may purchase a bank, subject to regulatory approval. Similarly, an adequately capitalized and adequately managed bank holding company located outside of Kentucky or Florida may purchase a bank located inside Kentucky or Florida, subject to appropriate regulatory approvals. In either case, however, state law restrictions may be placed on the acquisition of a state bank that has been in existence for a limited amount of time, or would result in specified concentrations of deposits. For example, Kentucky law prohibits a bank holding company from acquiring control of banks located in Kentucky if the holding company would then hold more than 15% of the total deposits of all federally insured depository institutions in Kentucky.

Financial Activities – The activities permissible for bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (“GLBA”), issued in March of 2000. The GLBA permits bank holding companies that qualify as, and elect to be, Financial Holding Company’s (“FHCs”), to engage in a broad range of financial activities, including underwriting securities, dealing in and making a market in securities, insurance underwriting and agency activities without geographic or other limitation, as well as merchant banking. To maintain its status as a FHC, the Company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a “satisfactory” CRA rating. The Company currently qualifies as a FHC.

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

Safe and Sound Banking Practice – The FRB does not permit bank holding companies to engage in unsafe and unsound banking practices. The FDIC, the KDFI and the OCC have similar restrictions with respect to the Bank.

Pursuant to the Federal Deposit Insurance Act, the FDIC and OCC have adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

Source of Strength Doctrine – Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources for their support. Such support may restrict the Company’s ability to pay dividends, and may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. A bank holding company may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary and cross-guarantee provisions (as between RB&T and Republic Bank) generally apply to the Company. In addition, any capital loans by the Company to its bank subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of subsidiary banks will be assumed by the bankruptcy trustee and entitled to a priority of payment. The Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress.

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

Code of Ethics – The Company has adopted a code of ethics that applies to all employees, including the Company’s principal executive, financial and accounting officers. A copy of the Company’s code of ethics is available on the Company’s website. The Company intends to disclose information about any amendments to, or waivers from, the code of ethics that are required to be disclosed under applicable SEC regulations by providing appropriate information on the Company’s website. If at any time the code of ethics is not available on the Company’s website, the Company will provide a copy of it free of charge upon written request.

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

Branching – Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky chartered banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Executive Director of the KDFI, upon notice to the KDFI and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Executive Director of the KDFI, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. Previously, an out of state bank was permitted to establish branch offices in Kentucky only by merging with a Kentucky bank. De novo branching into Kentucky by out of state banks was not permitted. This difficulty for out of state banks to branch into Kentucky limited the ability of Kentucky chartered banks to branch into many states, as several states have reciprocity requirements for interstate branching. Prior to December 8, 2011, RB&T was prohibited from branching based on its regulatory issues as discussed at Footnote 22 “Regulatory Matters” of Part II Item 8 “Financial Statements and Supplementary Data.” Effective December 8, 2011, RB&T is no longer restricted on its branching activities.

Section 613 of the Dodd-Frank Act effectively eliminated the interstate branching restrictions set forth in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, thus eliminating the corresponding state law restrictions. Banks located in any state may now de novo branch in any other state, including Kentucky. Such unlimited branching power will likely increase competition within the markets in which the Company and the Bank operate.

Under federal regulations, Republic Bank may establish and operate branches in any state within the U.S. with the prior approval of the OCC. Highly rated federal savings banks that satisfy certain regulatory requirements may establish branches without prior OCC approval, provided the federal savings bank publishes notice of its establishment of a new branch, and notifies the OCC of the establishment of the branch, and no person files a comment with the OCC opposing the proposed branch. OCC and FDIC regulations also restrict the Company’s ability to open new banking offices of RB&T or Republic Bank. In either case, the Company must publish notice of the proposed office in area newspapers and, if objections are made, the new office may be delayed or disapproved.

Affiliate Transaction Restrictions – Transactions between the Bank and its affiliates, including the Company and its subsidiaries, are subject to FDIC and OCC regulations, the FRB’s Regulations O and W, and Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”). In general, these transactions must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the institution or its subsidiary, as those for comparable transactions with non-affiliated parties. In addition, certain types of these transactions referred to as “covered transactions” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary. Limitations are also imposed on loans and extensions of credit by an institution to its executive officers, directors and principal stockholders and each of their related interests.

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

Federal Deposit Insurance Assessments – All Bank deposits are insured to the maximum extent permitted by the DIF. These bank deposits are backed by the full faith and credit of the U.S. Government. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the DIF.

The Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000 per depositor, retroactive to January 1, 2009. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non interest bearing transaction deposit accounts through the end of 2013 and to guarantee certain unsecured debt of financial institutions and their holding companies through December 2012.

In 2008, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, non interest-bearing transaction accounts receive unlimited insurance coverage. The Bank opted to participate in the unlimited non interest-bearing transaction account coverage. For non interest bearing transaction deposit accounts, including accounts swept from a non interest bearing transaction account into a non interest bearing savings deposit account, an annual rate surcharge is applied to deposit amounts in excess of $250,000. The TLGP also included a debt component under which certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Company did not opt to participate in this component of the TLGP by opting out of the unsecured debt guarantee program.

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

In addition to the Deposit Insurance Premium, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the DIF. These assessments will continue until the Financing Corporation (“FICO”) bonds mature between 2017 through 2019.

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

On February 7, 2011,effective April 1, 2011, the FDIC Board of Directors adopted a final rule, which redefined the deposit insurance assessment base as required by the Dodd-Frank Act. The final rule:

●	Redefined the deposit insurance assessment base as average consolidated total assets minus average tangible equity (defined as Tier I Capital);
●	Made generally conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates;
●	Created a depository institution debt adjustment;
●	Eliminated the secured liability adjustment; and
●	Adopted a new assessment rate schedule, and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels.

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

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank’s Federal’s deposit insurance.

Republic Bank is required to pay assessments to the OCC to fund its operations. The general assessments, paid on a semi-annual basis, are based upon total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly call report, the institution’s financial condition and the complexity of its asset portfolio.

Consumer Laws and Regulations – In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in their transactions with banks. While the discussion set forth in this filing is not exhaustive, these laws and regulations include Regulation E, the Truth in Savings Act, Check Clearing for the 21st Century Act and the Expedited Funds Availability Act, among others. These federal laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers when accepting deposits. Certain laws also limit the Bank’s ability to share information with affiliated and unaffiliated entities. The Bank is required to comply with all applicable consumer protection laws and regulations as part of its ongoing business operations.

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

The Bank earns a substantial majority of its fee income related to this program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Bank estimates that it had historically earned more than 60% of its fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program – In October, 2008, the Emergency Economic Stabilization Act of 2008 was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation was the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The Bank did not participate in the CPP.

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

The USA Patriot Act (“Patriot Act”), Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) – The Patriot Act was enacted after September 11, 2001 to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in promulgation of several regulations that have a direct impact on financial institutions. There are a number of programs that financial institutions must have in place such as: (i) BSA/AML controls to manage risk; (ii) Customer Identification Programs to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorists or terrorist organizations; and (iii) monitoring for the timely detection and reporting of suspicious activity and reportable transactions. Title III of the Patriot Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, savings banks, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the Patriot Act imposes the following obligations on financial institutions:

●	Establishment of enhanced anti-money laundering programs;
●	Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts;
●	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;
●	Prohibitions on correspondent accounts for foreign shell banks; and
●	Compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

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

Federal Home Loan Bank System – The FHLB provides credit to its members, which include savings banks, commercial banks, insurance companies, credit unions, and other entities. The FHLB system is currently divided into twelve federally chartered regional FHLB’s which are regulated by the Federal Housing Finance Board. The Bank is a member and owns capital stock in FHLB Cincinnati and FHLB Atlanta. The amount of capital stock the Bank must own depends on its balance of outstanding advances. It is required to acquire and hold shares in an amount at least equal to 1% of the aggregate principal amount of its unpaid single family residential real estate loans and similar obligations at the beginning of each year, or 1/20th of its outstanding advances from the FHLB, whichever is greater. Advances are secured by pledges of loans, mortgage backed securities and capital stock of the FHLB. FHLB’s also purchase mortgages in the secondary market through their Mortgage Purchase Program (“MPP”). The Bank has never sold loans to the MPP.

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

Federal Reserve System – Under regulations of the FRB, the Bank is required to maintain non interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Bank is in compliance with the foregoing reserve requirements. Required reserves must be maintained in the form of vault cash, a non interest-bearing account at the FRB, or a pass-through account as defined by the FRB. The effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the FDIC or OCC. The Bank is authorized to borrow from the FRB discount window.

General Lending Regulations

Pursuant to FDIC and OCC regulations, the Bank generally may extend credit as authorized under federal law without regard to state laws purporting to regulate or affect its credit activities, other than state contract and commercial laws, real property laws, homestead laws, tort laws, criminal laws and other state laws designated by the FDIC and OCC. While the discussion set forth in this filing is not exhaustive, these federal laws and regulations include but are not limited to the following:

●	Community Reinvestment Act
●	Home Mortgage Disclosure Act
●	Equal Credit Opportunity Act
●	Truth in Lending Act
●	Real Estate Settlement Procedures Act
●	Fair Credit Reporting Act

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

●	a lending test, to evaluate the institution’s record of making loans in its assessment areas;
●
an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses in its assessment area or a broader area that includes its assessment area; and

●	a service test, to evaluate the institution’s delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

The CRA requires all institutions to make public disclosure of their CRA ratings. In December 2011, the RB&T received a “Satisfactory” CRA Performance Evaluation. A copy of the public section of that CRA Performance Evaluation is available to the public upon request.

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

Real Estate Settlement Procedures Act (“RESPA”) – The RESPA requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. The RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of the RESPA may result in imposition of penalties, including: (i) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (ii) awards of court costs and attorneys’ fees; and (iii) fines of not more than $10,000 or imprisonment for not more than one year, or both.

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

Interagency Guidance on Non Traditional Mortgage Product Risks – In 2006, final guidance was issued to address the risks posed by residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest (such as “interest-only” mortgages and “payment option” ARMs. The guidance discusses the importance of ensuring that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity. The guidance also suggests that banks i) implement strong risk management standards, ii) maintain capital levels commensurate with risk and iii) establish an allowance for loan and lease losses that reflects the collectability of the portfolio. The guidance urges banks to ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making product or payment choices.

Loans to Insiders – The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

●
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with non-insiders and that do not involve more than the normal risk of repayment or present other features that are unfavorable to the Bank; and

●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions of credit to insiders in excess of certain limits must be approved by the Bank’s Board of Directors.

Qualified Thrift Lender Test (“QTL”) – Federal law requires savings banks to meet the QTL, as detailed in 12 U.S.C. §1467a(m). The QTL measures the proportion of a federal savings bank institution’s assets invested in loans or securities supporting residential construction and home ownership. Under the QTL, a federal savings bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage backed securities) in at least nine months out of each 12-month period. Qualified thrift investments include (i) housing-related loans and investments, (ii) obligations of the FDIC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals, (iv) consumer loans, (v) shares of stock issued by any FHLB, and (vi) shares of stock issued by the FHLMC or the Federal National Mortgage Association (“FNMA”). Legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” Portfolio assets consist of total assets minus (a) goodwill and other intangible assets, (b) the value of properties used by the savings bank to conduct its business, and (c) certain liquid assets in an amount not exceeding 20% of total assets. If Republic Bank fails to remain qualified under the QTL, it must either convert to a commercial bank charter or be subject to restrictions specified under OTS regulations. A savings bank may re-qualify under the QTL if it thereafter complies with the QTL. A savings bank also may satisfy the QTL by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. At December 31, 2011, Republic Bank met the QTL requirements.

Capital Adequacy Requirements

Capital Guidelines – The FRB, FDIC and OCC have substantially similar risk based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off balance sheet instruments. Under the risk based guidelines, specific categories of assets are assigned different risk weights based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk weighted asset base. Under these regulations, a bank will be considered:

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

The guidelines require a minimum total risk based capital ratio of 8%, of which at least 4% is required to consist of Tier I capital elements (generally, common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets). Total capital is the sum of Tier I and Tier II capital. Tier II capital generally may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity investment securities.

In addition to the risk based capital guidelines, the FRB utilizes a leverage ratio as a tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier I capital divided by its average total consolidated assets (less goodwill and certain other intangible assets).

As of December 31, 2011 and 2010 the Company’s capital ratios were as follows:

	2011		2010
As of December 31, (dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Capital to risk weighted assets
Republic Bancorp, Inc.	$501,188	24.74%	$415,992	22.04%
Republic Bank & Trust Co.	447,143	22.97	385,433	21.18
Republic Bank	16,441	20.34	16,160	22.67

Tier 1 (Core) Capital to risk weighted assets
Republic Bancorp, Inc.	478,003	23.59%	394,195	20.89%
Republic Bank & Trust Co.	401,529	20.63	341,077	18.74
Republic Bank	15,420	19.08	15,269	21.42

Tier 1 Leverage Capital to average assets
Republic Bancorp, Inc.	478,003	14.77%	394,195	12.05%
Republic Bank & Trust Co.	401,529	12.78	341,077	10.75
Republic Bank	15,420	14.44	15,269	14.76

The federal banking agencies’ risk based and leverage ratios represent minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory capital rating. Banking organizations not meeting these criteria are required to operate with capital positions above the minimum ratios. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions may be expected to maintain strong capital positions above the minimum supervisory levels, without significant reliance on intangible assets. The FDIC and the OCC may establish higher minimum capital adequacy requirements if, for example, a bank or savings bank proposes to make an acquisition requiring regulatory approval, has previously warranted special regulatory attention, rapid growth presents supervisory concerns, or, among other factors, has a high susceptibility to interest rate and other types of risk. The Bank is not subject to any such individual minimum regulatory capital requirement.

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

Undercapitalized institutions are required to submit a capital restoration plan, which must be guaranteed by the holding company of the institution. In addition, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment. A bank’s capital classification will also affect its ability to accept brokered deposits. Under banking regulations, a bank may not lawfully accept, roll over or renew brokered deposits, unless it is either well-capitalized or it is adequately capitalized and receives a waiver from the applicable regulator.

If a banking institution’s capital decreases below acceptable levels, bank regulatory enforcement powers become more enhanced. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. Banking regulators have limited discretion in dealing with a critically undercapitalized institution and are normally required to appoint a receiver or conservator. Banks with risk based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

In addition, a bank holding company that elects to be treated as a FHC may face significant consequences if its bank subsidiaries fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. More specifically, the FRB’s regulations require a FHC to notify the FRB within 15 days of becoming aware that any depository institution controlled by the company has ceased to be well-capitalized or well-managed. If the FRB determines that a FHC controls a depository institution that is not well-capitalized or well-managed, the FRB will notify the FHC that it is not in compliance with applicable requirements and may require the FHC to enter into an agreement acceptable to the FRB to correct any deficiencies, or require the FHC to decertify as a FHC. Until such deficiencies are corrected, the FRB may impose any limitations or conditions on the conduct or activities of the FHC and its affiliates that the FRB determines are appropriate, and the FHC may not commence any additional activity or acquire control of any company under Section 4(k) of the BHC Act without prior FRB approval. Unless the period of time for compliance is extended by the FRB, if a FHC fails to correct deficiencies in maintaining its qualification for FHC status within 180 days of entering into an agreement with the FRB, the FRB may order divestiture of any depository institution controlled by the company. A company may comply with a divestiture order by ceasing to engage in any financial or other activity that would not be permissible for a bank holding company that has not elected to be treated as a FHC. The Company is currently classified as a FHC.

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

New Capital Requirements – Possible Changes to Capital Requirements Resulting from Basel III. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank. For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

●	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.
●	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.
●	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.
●	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.
●	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.
●	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.
●	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.
●
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”). The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

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

It remains difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks like the Bank, including the lending and credit practices of such banks. Moreover, the Dodd-Frank Act legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau (“CFPB”) will increase the Company’s operating and compliance costs.

Among the Dodd-Frank Act provisions that are likely to affect the Company are the following:

Corporate Governance – The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Transactions with Affiliates and Insiders – The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The exemption from Section 23A for transactions with financial subsidiaries was effectively eliminated. The Dodd-Frank Act additionally prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Consumer Financial Protection Bureau – The Dodd-Frank Act created the new, independent federal agency, the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the ECOA, TLA, RESPA, FACT Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the GLBA and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

Deposit Insurance – The Dodd-Frank Act permanently increases the maximum deposit insurance amount for financial institutions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non interest-bearing transaction accounts through December 1, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Elimination of OTS – The Dodd-Frank Act eliminated the OTS, which was Republic Bank’s primary federal regulator. The OCC will generally have rulemaking, examination, supervision and oversight authority and the FDIC will retain secondary authority over Republic Bank. OTS guidance, orders, interpretations, policies and similar items will continue to remain in effect until they are superseded by new guidance and policies from the OCC.

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

Qualified Thrift Lender Test – Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act subjects violations of the qualified thrift lender test to possible enforcement action for violation of law and imposes dividend restrictions on violating institutions. As of December 31, 2011, Republic Bank met the qualified thrift lender test.

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

Incentive Compensation – On April 14, 2011, seven federal agencies, including the FDIC, the OCC, the FRB and the SEC, issued a Notice of Proposed Rulemaking designed to implement section 956 of the Dodd-Frank Act, which applies only to financial institutions with total consolidated assets of $1 billion or more. This seeks to strengthen the incentive compensation practices at covered institutions by better aligning employee rewards with longer-term institutional objectives. The proposed orders are designed to:

●	prohibit incentive-based compensation arrangements that encourage inappropriate risks by providing covered persons with “excessive” compensation;
●
prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons with compensation that “could lead to a material financial loss” to an institution;

●	require disclosures that will enable the appropriate federal regulator to determine compliance with the rule; and
●
require the institution to maintain policies and procedures to ensure compliance with these requirements and prohibitions commensurate with the size and complexity of the organization and the scope of its use of incentive compensation.

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

Item 1A.  Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in the Company’s common stock is subject to risks inherent in its business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect its business, financial condition and results of operations in the future. The value or market price of the Company’s common stock could decline due to any of these identified or other risks, and an investor could lose all or part of their investment.

There are factors, many beyond the Company’s control, which may significantly change the results or expectations of the Company. Some of these factors are described below, however many are described in the other sections of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES/ESTIMATES, ACCOUNTING STANDARDS AND INTERNAL CONTROLS

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different than amounts previously estimated. Management has identified several accounting policies and estimates as being critical to the presentation of the Company’s financial statements. The Company’s management must exercise judgment in selecting and applying many accounting policies and methods in order to comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report the Company’s financial condition and results. In some cases, management may select an accounting policy which might be reasonable under the circumstances, yet might result in the Company’s reporting different results than would have been reported under a different alternative. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These policies are described under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates” and relate to the following:

●	Traditional Banking segment allowance for loan losses and provision for loan losses
●	TRS allowance for loan losses and provision for loan losses
●	Mortgage servicing rights
●	Income tax accounting
●	Goodwill and other intangible assets
●	Impairment of investment securities

The Company may experience future goodwill impairment, which could reduce its earnings. The Company performed its annual goodwill impairment test during the fourth quarter of 2011 as of September 30, 2011. The evaluation of the fair value of goodwill requires management judgment. If management’s judgment was incorrect and an impairment of goodwill was deemed to exist, the Company would be required to write down its assets resulting in a charge to earnings, which would adversely affect its results of operations, perhaps materially.

Changes in accounting standards could materially impact the Company’s financial statements. The Financial Accounting Standards Board (“FASB”) may change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. For example, the FASB has proposed new accounting standards related to fair value accounting and accounting for leases that could materially change the Company’s financial statements in the future. Those who interpret the accounting standards, such as the SEC, the banking regulators and the Company’s independent registered public accounting firm may amend or reverse their previous interpretations or conclusions regarding how various standards should be applied. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the Company recasting, or possibly restating, prior period financial statements.

If the Company does not maintain strong internal controls and procedures, it may impact profitability. Management reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. This system is designed to provide reasonable, not absolute, assurances that the internal controls comply with appropriate regulatory guidance. Any undetected circumvention of these controls could have a material adverse impact on the Company’s financial condition and results of operations.

TAX REFUND SOLUTIONS (“TRS”) SEGMENT

The Company’s lines of business and products not typically associated with Traditional Banking expose earnings to additional risks and uncertainties. The following details specific risk factors related to the TRS business segment:

As a result of RB&T’s Agreement with the FDIC, TRS is subject to additional oversight requirements through its ERO Plan. If RB&T is unable to comply with these new requirements, the FDIC could require RB&T to cease offering ERC/ERD products in the future. As disclosed above, RB&T developed an ERO Plan, which was agreed to by the FDIC. The ERO Plan articulates a framework for RB&T to continue to offer non-RAL tax related products and services with specified oversight of the tax preparers with which RB&T does business. The ERO Plan includes requirements for, among other things,

●	positive affirmations by EROs of individual tax preparer training related to regulatory requirements applicable to bank products;
●
annual audits covering 10% of active ERO locations and a significant sample of applications for Bank products. The audits will consist of onsite visits, document reviews, mystery shops of tax preparation offices, and tax product customer surveys;

●	on-site audit confirmation of ERO agreements to adhere to laws, processes, procedures, disclosure requirements and physical and electronic security requirements;
●	an advertising approval process that requires RB&T to approve all tax preparer advertisements prior to their issuance;
●	monitoring of ERO offices for income tax return quality;
●	monitoring of ERO offices for adherence to acceptable tax preparation fee parameters;
●	monitoring for federal and state tax preparation requirements, including local and state tax preparer registration, and posting and disclosure requirements relative to Bank products;
●	RB&T to provide advance notification, as practicable, to the FDIC of any significant changes in the TRS line of business, including
o	a change of more than 25% from the prior tax season in the number of EROs with which RB&T is doing business, or
o	the addition of tax-related products offered by RB&T that it did not previously offer; and
●
RB&T to provide advance notification, as practicable, to the FDIC when RB&T enters into a relationship with a new corporation that has multiple owned or franchised locations, when the relationship alone will represent an increase of more than 10% from the prior tax season in the number of EROs with which RB&T is doing business.

If the FDIC determines that RB&T is not in compliance with its ERO Plan, it has the authority to issue more restrictive enforcement actions. These enforcement actions could include significant additional penalties and/or requirements regarding the tax business which could significantly, negatively impact this segment’s profitability and cause RB&T to exit the business altogether.

As a result of RB&T’s Agreement with the FDIC, TRS is subject to additional oversight requirements not currently imposed on its competitors. These additional requirements could make attracting new relationships and retaining existing relationships more difficult for RB&T. As disclosed above, the Agreement contains a provision for an ERO Plan to be implemented by RB&T. The ERO Plan places additional oversight and training requirements on RB&T and its tax preparation partners that is not currently required by the regulators for RB&T’s competitors in the tax business. These additional requirements could make attracting new relationships and retaining existing relationships more difficult for RB&T, once it is no longer able to offer RALs. Reduced ERC/ERD volume could have a material adverse impact to RB&T’s earnings.

Discontinuance of the RAL product after April 30, 2012, could have a material adverse impact on the profitability of RB&T’s ERC and ERD products. TRS faces direct competition for ERC/ERD market share from independently-owned processing groups partnered with banks. Independent processing groups that are unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. Without the ability to originate RALs after the 2012 tax season, RB&T will face increased competition in the ERC/ERD marketplace. In addition to a potential loss of volume resulting from additional competitors, RB&T will also likely incur substantial pressure on its profit margin for its ERC/ERD products as it will be forced to compete with existing rebate and pricing incentives in the ERC/ERD marketplace. Reduced ERC/ERD volume or a decrease in profitability of the ERC/ERD products could have a material adverse impact to RB&T’s earnings.

RB&T’s ERC and ERD products represent a significant business risk, and with the elimination of the RAL product, management believes RB&T could be subject to additional regulatory and public pressure to exit the ERC/ERD business. If RB&T can no longer offer these products it could have a material adverse effect on its profits. TRS offers bank products to facilitate the payment of tax refunds for customers that electronically file their tax returns. RB&T is one of only a few financial institutions in the U.S. that provides this service to taxpayers. Under this program, the taxpayer may receive a RAL or an ERC/ERD. In return, RB&T charges a fee for the service. During 2011, net income from the TRS segment accounted for approximately 72% of the Company’s total net income.

Various governmental, regulatory and consumer groups have, from time to time, questioned the fairness of the TRS RAL and ERC/ERD products. With RB&T’s agreement to cease offering RALs beyond April 30, 2012, management believes these groups could focus their attention on the ERC/ERD product. Actions of these groups and others could result in regulatory, governmental or legislative action or material litigation against RB&T. Discontinuing the ERC/ERD product by RB&T, either voluntarily or involuntarily, would significantly reduce RB&T’s earnings.

RALs represent a significant third party management risk, and if RB&T fails to comply with all the statutory and regulatory requirements, it could have a material negative impact on earnings. TRS and its third party partners operate in a highly regulated environment and deliver products and services that are subject to strict legal and regulatory requirements. Failure by RB&T or RB&T’s third party partners to comply with laws and regulations could result in fines and penalties that materially and adversely affect RB&T’s earnings.

The TRS segment represents a significant operational risk, and if RB&T were unable to properly service the business, or grow the business, it could materially impact earnings. Continued growth in this segment requires continued increases in technology and employees to service the new business. In order to process the new business, RB&T must implement and test new systems, as well as train new employees. RB&T relies heavily on communications and information systems to conduct its TRS business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in customer relationship management and other systems. Significant operational problems could cause RB&T to incur higher than normal credit losses. Significant operational problems could also cause a material portion of RB&T’s tax-preparer base to switch to a competitor to process their bank product transactions, significantly reducing RB&T’s projected revenue without a corresponding decrease in expenses.

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

RALs represent a significant credit risk, and if RB&T is unable to collect a significant portion of its RALs in tax seasons beyond the 2011 calendar year, it would materially, negatively impact earnings. There is credit risk associated with a RAL because the funds are disbursed to the customer prior to RB&T receiving the customer’s refund from the IRS. During the previous five calendar years at TRS, net credit losses related to RALs originated have ranged from a low of 0.36% to a high of 1.38% of total RALs originated (including retained and securitized RALs). For 2011, net RAL credit losses were 1.38% of total RALs originated.

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

A significant portion of TRS RAL, ERC and ERD volume and revenue is derived from two third party relationships. The loss of either of these relationships without replacing their volume, or a significant unplanned reduction in demand for their tax services, would materially, negatively impact RB&T’s results of operations. Approximately 40% of TRS segment revenue for 2011 was derived from Jackson Hewitt (“JH”) tax offices with another 20% from Liberty tax offices. These contracts are currently set to expire in October 2014, unless terminated earlier for legal or regulatory reasons. A loss of business by RB&T of either of these relationships would have a material adverse effect on RB&T’s results of operations.

For additional detail regarding the Notice, see the Company’s Form 8-K filed with the SEC on February 10, 2011, including Exhibit 10.1.

For additional discussion regarding the 2009 Order, see the Company’s Form 10-K filed with the SEC on March 6, 2009, including Exhibit 10.62.

For additional discussion regarding the Amended Notice, see the Company’s Form 8-K filed with the SEC on May 5, 2011, including Exhibits 99.1 and 99.2.

For additional discussion regarding the Consent Order, see the Company’s Form 8-K filed with the SEC on December 9, 2011, including Exhibits 10.1 and 10.2.

For additional discussion regarding TRS, see the following sections:

●     Part I Item 1 “Business”
●     Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o           “Critical Accounting Policies and Estimates”
o           “Recent Developments”
o           “Overview”
o           “Results of Operations”
o           “Financial Condition”
●     Part II Item 8 “Financial Statements and Supplementary Data:”
o           Footnote 1 “Summary of Significant Accounting Policies”
o           Footnote 3 “Loans and Allowance for Loan Losses”
o           Footnote 8 “Deposits”
o           Footnote 10 “FHLB Advances”
o           Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o           Footnote 21 “Segment Information”
o           Footnote 22 “Regulatory Matters”

TRADITIONAL BANK LENDING AND THE ALLOWANCE FOR LOAN LOSSES

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

Deterioration in the quality of the Traditional Banking loan portfolio may result in additional charge-offs which will adversely impact the Bank’s operating results. Despite the various measures implemented by the Bank to address the current economic situation, there may be further deterioration in the Bank’s loan portfolio which could require additional charge-offs. Additional charge-offs will adversely affect the Bank’s operating results and financial condition.

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

Prepayment of loans may negatively impact the Bank’s business. The Bank’s customers may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the size of such prepayments, are within the Bank’s customers’ discretion. If customers prepay the principal amount of their loans, and the Bank is unable to lend those funds to other customers or invest the funds at the same or higher interest rates, the Bank’s interest income will be reduced. A significant reduction in interest income would have a negative impact on the Bank’s results of operations and financial condition.

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

The mortgage warehouse lending business is subject to numerous risks. Risks associated with mortgage warehouse loans include, without limitation, (i) credit risks relating to the mortgage bankers that borrow from RB&T, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers and their third party service providers, (iii) changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, due to changes in interest rates during the time in warehouse, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker.

INVESTMENT SECURITIES AND FHLB STOCK

Concerns regarding the recent downgrade of the U.S. government’s credit rating could have a material adverse effect on its business, financial condition, liquidity, and results of operations. In August, 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the U.S. from AAA to AA+ and also lowered the credit rating of several related government agencies and institutions, including FHLMC, FNMA, and the Federal Home Loan Bank’s (“FHLB’s”), from AAA to AA+. While U.S. lawmakers reached an agreement to raise the federal debt ceiling, the downgrade, according to Standard & Poor’s, reflects its view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. This downgrade could have material adverse impacts on financial and banking markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on its business, financial condition and liquidity. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect its profitability. It may also negatively affect the value and liquidity of the government securities the Bank hold in its investment portfolio.

At December 31, 2011, the majority of the Bank’s investment securities were issued by FHLMC, FNMA, and the FHLB. It is uncertain as to what, if any, impact the downgrade will have on these securities as sources of liquidity and funding in the future. Also, the adverse consequences as a result of the downgrade could extend to the borrowers of the loans the Bank makes and, as a result, could adversely affect its borrowers’ ability to repay their loans. Because of the unprecedented nature of the negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on markets and its business, financial condition, liquidity, and results of operations are unpredictable and may not be immediately apparent. These consequences could be exacerbated if other statistical rating agencies, particularly Moody’s and Fitch, decide to downgrade the U.S. government’s credit rating in the future, or if the U.S. defaults on any of its obligations.

The Bank’s investment in Federal Home Loan Bank stock may become impaired. At December 31, 2011, the Bank owned $26 million in FHLB stock. As a condition of membership at the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock. Its stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. The Bank’s FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per applicable accounting standards. The Bank’s FHLB stock investments could become impaired. The Bank will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of its investment.

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

The Bank’s asset-liability management strategy may not be able to prevent changes in interest rates from having a material adverse effect on results of operations and financial condition. Overall, interest rates generally have decreased since 2008. In order to combat contraction with its net interest income and net interest margin and improve its current earnings for the current year and near-term, the Bank elected to retain assets in the loan and investment portfolios with longer repricing durartions. In addition, through its strategic pricing, the Bank also allowed its certificates of deposits, which are a longer-term source of funding, to decline. While the Bank has remained within its board approved interest rate risk policies, when interest rates begin to rise again, the Bank’s net interest income and net interest margin will be more negatively impacted as a result of these strategies. More specifically, the Bank’s interest income will rise at a slower pace than the Bank’s interest expense and the fair value of the Bank’s assets will likely decrease at a faster pace than the increase in the fair value of interest-bearing liabilities. These circumstances will cause a decline in the Bank’s net interest income and a reduction in the Bank’s economic value of equity.

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

The Company may need additional capital resources in the future and these capital resources may not be available when needed or at all. The Company may need to incur additional debt or equity financing in the future for growth, investment or strategic acquisitions. Such financing may not be available on acceptable terms or at all. If the Company is unable to obtain additional financing, it may not be able to grow or make strategic acquisitions or investments.

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

DEPOSITS, OVERDRAFTS, FDIC INSURANCE PREMIUMS AND SERVICE CHARGES ON DEPOSITS

In response to a continuing decline in the Bank’s service charges on deposits, the Bank significantly revised its fee structure related to its consumer deposit accounts effective for the third quarter of 2011. A negative response to this new fee structure from the Bank’s consumer client base could cause a significant reduction in customer accounts, a significant reduction in customer deposit account balances and a reduction in services charges on deposits. As a result of the continued decline in service charges on deposits, the Bank instituted a new fee structure for its checking account products during the third quarter of 2011. The Bank converted the substantial majority of its existing checking accounts into new product types with new fee structures with the goal to reverse the trend of declining service charges on deposits. The overall results of the new fees will be highly dependent on consumer deposit balances and overall customer acceptance of the new fees. A lack of customer acceptance of the new account fees resulting in a significant decline in the number of consumer deposit accounts could have a material negative impact on the Bank’s future deposit fee income.

Clients could pursue alternatives to bank deposits, causing the Bank to lose a relatively inexpensive source of funding. Checking and savings account balances and other forms of client deposits could decrease if clients perceive alternative investments, such as the stock market, as providing superior expected returns. If clients move money out of bank deposits in favor of alternative investments, the Bank could lose a relatively inexpensive source of funds, increasing its funding costs.

The Bank’s “Overdraft Honor” program represents a significant business risk, and if the Bank terminated the program it would materially impact the earnings of the Bank. There can be no assurance that Congress, the Bank’s regulators, or others, will not impose additional limitations on this program or prohibit the Bank from offering the program. The Bank’s “Overdraft Honor” program permits eligible customers to overdraft their checking accounts up to a predetermined dollar amount for the Bank’s customary overdraft fee(s). Generally, to be eligible for the Overdraft Honor program, customers must qualify for one of the Bank’s traditional checking products when the account is opened and remain in that product for 30 days and have deposits of at least $600. Once the eligibility requirements have been met, the client is eligible to participate in the Overdraft Honor program. If an overdraft occurs, the Bank may pay the overdraft, at its discretion, up to $600 (an account in good standing after two years is eligible for up to $1,000). For non-traditional Overdraft Honor program accounts the account needs to be opened and remain in that product for 30 days and have deposits of at least $300. Once these eligibility requirements have been met, the client is eligible to participate in the Overdraft Honor program. Under regulatory guidelines, customers utilizing the Overdraft Honor program may remain in overdraft status for no more than 60 days. Generally, an account that is overdrawn for 60 consecutive days is closed and the balance is charged off.

Overdraft balances from deposit accounts, including those overdraft balances resulting from the Bank’s Overdraft Honor program, are recorded as a component of loans on the Bank’s balance sheet.

The Bank assesses two types of fees related to overdrawn accounts, a fixed per item fee and a fixed daily charge for being in overdraft status. The per item fee for this service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available. As such, it is classified on the income statement in “service charges on deposits” as a component of non interest income along with per item fees assessed to customers not in the Overdraft Honor program. A substantial majority of the per item fees in service charges on deposits relates to customers in the Overdraft Honor program. The daily fee assessed to the client for being in overdraft status is considered a loan fee and is thus included in interest income under the line item “loans, including fees.” The total net per item fees included in service charges on deposit for the years ended December 31, 2011 and 2010 were $8.9 million and $11.0 million, respectively. The total net daily overdraft charges included in interest income for the years ended December 31, 2011 and 2010 was $1.8 million and $2.0 million, respectively. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would significantly reduce Bank earnings.

In November 2010, the FDIC issued its final guidance on Automated Overdraft payment programs which requires FDIC regulated banks to implement and maintain robust oversight of these programs. The new guidance, as interpreted, has had a material adverse effect on the Bank’s net income. These guidelines have negatively impacted and will continue to negatively impact the Bank’s net income in 2011 and beyond. This guidance states, “the FDIC expects institutions to implement effective compliance and risk management systems, policies, and procedures to ensure that institutions manage any overdraft payment programs in accordance with the 2005 Joint Guidance on Overdraft Protection Programs (Joint Guidance)(FIL-11-2005) and the Federal Reserve Bank (“FRB”) November 2009 amendments to Regulation E, to avoid harming consumers or creating other compliance, operational, financial, reputational, legal or other risks.”

Management estimates that the impact of the implementation of these guidelines has reduced its overdraft fee income by a range of 20%-25%. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would further significantly reduce net income.

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

COMPANY COMMON STOCK

The Company’s common stock generally has a low average daily trading volume, which limits a stockholder’s ability to quickly accumulate or quickly sell large numbers of shares of Republic’s stock without causing wide price fluctuations. Republic’s stock price can fluctuate widely in response to a variety of factors, such as actual or anticipated variations in the Company’s operating results, recommendations by securities analysts, operating and stock price performance of other companies, news reports, results of litigation, regulatory actions or changes in government regulations, among other factors. A low average daily stock trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

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

The Company’s insiders hold voting rights that give them significant control over matters requiring stockholder approval. The Company’s Chairman and President hold substantial amounts of the Company’s Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes. This group generally votes together on matters presented to stockholders for approval. These actions may include, for example, the election of directors, the adoption of amendments to corporate documents, the approval of mergers, sales of assets and the continuation of the Company as a registered company with obligations to file periodic reports and other filings with the SEC. Consequently, other stockholders’ ability to influence Company actions through their vote may be limited and the non-insider stockholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. Majority stockholders may not vote their shares in accordance with minority stockholder interests.

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

The Dodd-Frank Act may adversely affect the Company’s business, financial conditions and results of operations. In July, 2010, the President of the U.S. signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”). The Dodd-Frank Act imposes various new restrictions and creates an expanded framework of regulatory oversight for financial institutions. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on the Company will not be known for months or even years.

The Dodd-Frank Act would require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. In addition, the “Basel III” standards announced by the Basel Committee on Banking Supervision (the “Basel Committee”), if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things, impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital; increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%; increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer; increase the minimum total capital ratio to 10.5% inclusive of the capital buffer; and introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

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

Also, included as provisions of the Dodd-Frank Act was the establishment of the Bureau of Consumer Financial Protection, which was granted authority to regulate companies that provide consumer financial services. The Company is regularly refining its consumer financial services and developing new products and services or operations to address recent or anticipated legislative and regulatory changes. Some of these anticipated legislative and regulatory changes may result in, among other things, RB&T reducing fees to consumers or implementing additional disclosure requirements. The Company could incur additional operating costs which could reduce overall product profitability and lead to the Company exiting certain consumer products. The Company generally cannot estimate what effect, if any, operational changes it would make in response to legislative and regulatory changes and what effect these changes may have on the Company’s financial results until the Company is able to develop legal and financially viable alternative products and services.

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

The Company’s information systems may experience an interruption or breach in security that could adversely impact the Company’s business, financial condition and results of operations. The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the impact of the failure, interruption or security breach of information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrences of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s ability to successfully complete acquisitions will affect its ability to grow its franchise and compete effectively in its market areas. The Company has announced plans to pursue a policy of growth through acquisitions in the near-future to supplement internal growth. The Company’s efforts to acquire other financial institutions and financial service companies or branches may not be successful. Numerous potential acquirers exist for most acquisition candidates, creating intense competition, which affects the purchase price for which the institution can be acquired. In many cases, the Company’s competitors have significantly greater resources than we have, and greater flexibility to structure the consideration for the transaction. The Company may also not be the successful bidder in acquisition opportunities that it pursues due to the willingness or ability of other potential acquirers to propose a higher purchase price or more attractive terms and conditions than the Company is willing or able to propose. The Company intends to continue to pursue acquisition opportunities in each of its market areas, although we currently have no understandings or agreements to acquire other financial institutions. The risks presented by the acquisition of other financial institutions could adversely affect our financial condition and results of operations.

If the Company is successful in conducting acquisitions, it will be presented with many risks that could adversely affect the Company’s financial condition and results of operations. An institution that the Company acquires may have unknown asset quality issues or unknown or contingent liabilities that the Company did not discover or fully recognize in the due diligence process, thereby resulting in unanticipated losses. The acquisition of other institutions also typically requires the integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operating systems and internal controls, marketing programs and personnel of the acquired institution, in order to make the transaction economically advantageous. The integration process is complicated and time consuming and could divert the Company’s attention from other business concerns and may be disruptive to its customers and the customers of the acquired institution. The Company’s failure to successfully integrate an acquired institution could result in the loss of key customers and employees, and prevent the Company from achieving expected synergies and cost savings. Acquisitions also result in professional fees and may result in creating goodwill that could become impaired, thereby requiring us to recognize further charges. The Company may finance acquisitions with borrowed funds, thereby increasing our leverage and reducing our liquidity, or with potentially dilutive issuances of equity securities.

The Company may engage in FDIC-assisted transactions, which could present additional risks to its business. The Company may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, the Company is (and would be in future transactions) subject to many of the same risks it would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes the Company expects. In addition, because these acquisitions are structured in a manner that would not allow the Company the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, the Company may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to capital resources requiring the Company to raise additional capital. The Company’s inability to overcome these risks could have a material adverse effect on its business, financial condition and results of operations.

The Company’s litigation related costs may continue to increase. The Bank is subject to a variety of legal proceedings that have arisen in the ordinary course of the Bank’s business. The Bank believes that it has meritorious defenses in legal actions where it has been named as a defendant and is vigorously defending these suits. There can be no assurance that a resolution of any such legal matters will not result in significant liability to the Bank nor have a material adverse impact on its financial condition and results of operations or the Bank’s ability to meet applicable regulatory requirements. Moreover, the expenses of pending legal proceedings could adversely affect the Bank’s results of operations until they are resolved.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. Republic has 34 banking centers located in Kentucky, four banking centers located in Florida, three banking centers in Indiana and one banking center located in Ohio and Tennessee.

The location of Republic’s facilities, their respective approximate square footage and their form of occupancy are as follows:

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L (1)
601 West Market Street, Louisville	57,000	L (1)
661 South Hurstbourne Parkway, Louisville	42,000	L (1)
9600 Brownsboro Road, Louisville	15,000	L (1)
5250 Dixie Highway, Louisville	5,000	O/L (2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L (2)
9101 U.S. Highway 42, Prospect	3,000	O/L (2)
11330 Main Street, Middletown	6,000	O/L (2)
3902 Taylorsville Road, Louisville	4,000	O/L (2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L (2)
5125 New Cut Road, Louisville	4,000	O/L (2)
4808 Outer Loop, Louisville	4,000	O/L (2)
438 Highway 44 East, Shepherdsville	4,000	O/L (2)
1420 Poplar Level Road, Louisville	3,000	O
4921 Brownsboro Road, Louisville	2,000	L
3950 Kresge Way, Suite 108, Louisville	1,000	L
3726 Lexington Road, Louisville	4,000	L
2028 West Broadway, Suite 105, Louisville	3,000	L
220 Abraham Flexner Way, Suite 100, Louisville	1,000	L
6401 Claymont Crossing, Crestwood	4,000	L

Lexington
3098 Helmsdale Place	5,000	O/L (2)
3608 Walden Drive	4,000	O/L (2)
651 Perimeter Drive	4,000	L
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
8513 U.S. Highway 42, Florence	4,000	L
2051 Centennial Boulevard, Independence	2,000	L

Owensboro
3500 Frederica Street	5,000	O
3332 Villa Point Drive, Suite 101	2,000	L

(continued)

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Elizabethtown, 1690 Ring Road	6,000	O

Frankfort, 100 Highway 676	3,000	O/L (2)

Georgetown, 430 Connector Road	4,000	O/L (2)

Shelbyville, 1614 Midland Trail	4,000	O/L (2)

Southern Indiana Banking Centers
4571 Duffy Road, Floyds Knobs	4,000	O/L (2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Florida Banking Centers
9100 Hudson Avenue, Hudson	4,000	O
34650 U.S. Highway 19, Palm Harbor	3,000	L
9037 U.S. Highway 19, Port Richey	8,000	O
11502 North 56th Street, Temple Terrace	3,000	L

Ohio Banking Center
9683 Kenwood Road, Blue Ash	3,000	L

Tennessee Banking Center
3817 Mallory Station Road, Franklin	46,000	L(3)

Support and Operations
200 South Seventh Street, Louisville, KY	48,000	L (1)
125 South Sixth Street, Louisville, KY	1,000	L
401 East Chestnut, Suite 620, Louisville, KY	500	L

(1)
Locations are leased from partnerships in which Steven E. Trager, Chairman and Chief Executive Officer and A. Scott Trager, President, are partners. See additional discussion included under Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

(2)	The banking centers at these locations are owned by Republic; however, the banking center is located on land that is leased through long-term agreements with third parties.

(3)
Represents space leased in two buildings at the same location for the former headquarters of Tennessee Commerce Bank (“TCB”). The space is subleased by RB&T from Tennessee Commerce Bancorp(“TC Bancorp”), the former holding company for TCB. Currently, RB&T leases 29,712 square feet in one building and 16,775 square feet in the other, with each building under a separate sublease agreement. The subleases provide that RB&T sublease the properties for twelve months at the rates currently in effect, with lease payments being made directly to TC Bancorp’s landlord, not TC Bancorp. After April 30, 2012 RB&T can terminate either or both subleases upon 30-days notice.

Item 3.  Legal Proceedings.

In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings. There is no proceeding pending or threatened litigation, to the knowledge of management, in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank, except as set forth below.

Overdraft Litigation

On August 1, 2011, a lawsuit was filed in the United States District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads six claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, KRS §367, et seq. (Count VI). RB&T filed a Motion to Dismiss the case on January 12, 2012. In response, Plaintiff filed its Motion to Amend the Complaint on February 23, 2012. In Plaintiff’s proposed Amended Complaint, Plaintiff acknowledges disclosure of the Overdraft Honor Policy and does not seek to add any claims to the Amended Complaint. However, Plaintiff divided the breach of contract and breach of the covenant of good faith and fair dealing claims into two counts (Counts One and Two). In the original Complaint, those claims were combined in Count One. RB&T's response to the Motion to Amend is currently due on March 15, 2012. Management is evaluating the claims of this lawsuit and is unable to estimate the possible loss or range of possible loss, if any, that may result from this lawsuit. RB&T intends to vigorously defend this case.

An earlier, identical suit by the same plaintiff was filed on July 19, 2011 in the United States District Court for the Middle District for Florida styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 2:11-CV-00405-JES-SPC. The plaintiff dismissed that suit without prejudice on August 2, 2011.

FDIC Proceedings Regarding the TRS segment:

Notice of Charges for an Order to Cease and Desist and Notice of Hearing, and Stipulation and Consent to the Issuance of a Consent Order, Order to Pay Civil Money Penalties, and Order Terminating Order to Cease and Desist

In February 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Notice”) regarding its RAL program. The Notice contended that RB&T’s practice of originating RALs without the benefit of the Debt Indicator (“DI”) from the Internal Revenue Service (“IRS”) was unsafe and unsound. The Notice did not address RB&T’s ERC and ERD products. The Notice initiated an agency adjudication proceeding, In Republic Bank & Trust Company, to determine whether the FDIC should issue a cease and desist order to restrain RB&T’s RAL program. For additional discussion regarding the Notice, see the Company’s Form 8-K filed with the SEC on February 10, 2011, including Exhibit 10.1.

On May 3, 2011, RB&T received an Amended Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Amended Notice”) from the FDIC revising its original Notice referenced in the preceding paragraph. The Amended Notice resulted from conclusions made by the FDIC during a targeted visitation of 250 ERO offices in 36 states, which it conducted on February 15 and 16, 2011. In addition to the allegations contained in the Notice, the Amended Notice alleged violations of the Truth-In-Lending Act, the Equal Credit Opportunity Act, and the Federal Trade Commission Act. The Amended Notice also accused RB&T of, among other things, unsafe or unsound banking practices resulting from its third-party management; unsafe or unsound hindrance, impediment, or interference with a financial institution examination; unsafe or unsound physical security or electronic protection of ERO premises; violations of the Gramm-Leach-Bliley Act and FDIC regulation; and violations of the 2009 Order. Moreover, the Amended Notice included an assessment of a $2 million CMP. As a result, RB&T recorded a $2 million liability as of June 30, 2011. For additional discussion regarding the Amended Notice, see the Company’s Form 8-K filed with the SEC on May 5, 2011, including Exhibits 99.1 and 99.2.

Federal District Court Litigation:

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky (the “Court”) against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank & Trust Company v. Federal Deposit Insurance Corporation, et al (the “Litigation”). The complaint stated that the FDIC’s actions to prohibit RB&T from offering RALs constituted a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the Administrative Procedure Act (the “APA”) or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also stated that the FDIC had unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint sought declaratory and injunctive relief. On March 31, 2011, the FDIC filed a Motion to Dismiss (the “Motion”) RB&T’s complaint with the Court. RB&T timely filed its brief in opposition to the Motion, and the matter remained pending with the Court up through RB&T’s resolution with the FDIC discussed below.

Resolution of all FDIC-Related Proceedings:

Effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS operating segment. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order (collectively, the “Agreement”). As part of the Agreement, RB&T and the FDIC settled all matters set out in the Amended Notice and the Litigation. More specifically,

●	the FDIC terminated the 2009 Order against RB&T entered on February 27, 2009;
●	the $2 million CMP was reduced to $900,000;
●	RB&T was allowed to immediately resume expansionary activities and transactions in the ordinary course, so long as RB&T maintains appropriate regulatory ratings;
●	RB&T developed an Electronic Return Originator (“ERO”) Oversight Plan (the “ERO Plan”), which the FDIC agreed to and is more fully described below;
●	RB&T agreed to cease the RAL portion of its tax business by April 30, 2012, after the first quarter 2012 tax season;
●	the FDIC and RB&T discontinued their administrative proceeding commenced in February 2011; and
●	RB&T terminated the Litigation.

As disclosed above, the Agreement reduced the previously announced CMP against RB&T from $2 million to $900,000. As a result of the reduced CMP, RB&T, which had previously reserved $2 million for the CMP during the second quarter of 2011, recorded a $1.1 million credit to pre-tax income during the fourth quarter of 2011.

As disclosed above, RB&T developed an ERO Plan, which was agreed to by the FDIC. The ERO Plan articulates a framework for RB&T to continue to offer non-RAL tax related products and services with specified oversight of the tax preparers with which RB&T does business. The ERO Plan includes requirements for, among other things,

●	positive affirmations by EROs of individual tax preparer training related to regulatory requirements applicable to bank products;
●
annual audits covering 10% of active ERO locations and a significant sample of applications for Bank products. The audits will consist of onsite visits, document reviews, mystery shops of tax preparation offices, and tax product customer surveys;

●	on-site audit confirmation of ERO agreements to adhere to laws, processes, procedures, disclosure requirements and physical and electronic security requirements;
●	an advertising approval process that requires RB&T to approve all tax preparer advertisements prior to their issuance;
●	monitoring of ERO offices for income tax return quality;
●	monitoring of ERO offices for adherence to acceptable tax preparation fee parameters;
●	monitoring for federal and state tax preparation requirements, including local and state tax preparer registration, and posting and disclosure requirements relative to Bank products;
●	RB&T to provide advance notification, as practicable, to the FDIC of any significant changes in the TRS line of business, including
o	a change of more than 25% from the prior tax season in the number of EROs with which RB&T is doing business, or
o	the addition of tax-related products offered by RB&T that it did not previously offer; and
●
RB&T to provide advance notification, as practicable, to the FDIC when RB&T enters into a relationship with a new corporation that has multiple owned or franchised locations, when the relationship alone will represent an increase of more than 10% from the prior tax season in the number of EROs with which RB&T is doing business.

Because the Agreement does not affect RB&T’s ability to offer RALs for the first quarter 2012 tax season, it is not expected to have a material adverse impact on net income for the first quarter of 2012 or for the 2012 calendar year. RB&T’s discontinuance of RALs beyond 2012 is expected to have a material adverse impact on net income in 2013 and beyond, as the RAL product accounted for approximately 35% of the TRS segment’s 2011 net income of $67.3 million. It is expected that TRS will continue to be a material contributor to the Company’s overall net income in 2013 and beyond. Actual TRS net income for 2012 and beyond will be impacted by a number of factors, including those factors disclosed from time to time in the Company’s filings with the SEC and set forth under Part I Item 1A “Risk Factors.”

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Business”
●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Critical Accounting Policies and Estimates”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
●	Part II Item 8 “Financial Statements and Supplementary Data:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 8 “Deposits”
o	Footnote 10 “FHLB Advances”
o	Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o	Footnote 21 “Segment Information”
o	Footnote 22 “Regulatory Matters”

For additional detail regarding the Notice, see the Company’s Form 8-K filed with the SEC on February 10, 2011, including Exhibit 10.1.

For additional discussion regarding the 2009 Order, see the Company’s Form 10-K filed with the SEC on March 6, 2009, including Exhibit 10.62.

For additional discussion regarding the Amended Notice, see the Company’s Form 8-K filed with the SEC on May 5, 2011, including Exhibits 99.1 and 99.2.

For additional discussion regarding the Consent Order, see the Company’s Form 8-K filed with the SEC on December 9, 2011, including Exhibits 10.1 and 10.2.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Republic’s Class A Common Stock is traded on The NASDAQ Global Select Market® (“NASDAQ”) under the symbol “RBCAA.” The following table sets forth the high and low market value of the Class A Common Stock and the dividends declared on Class A Common Stock and Class B Common Stock during 2011 and 2010.

	2011
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B

March 31st	$23.86	$16.87	0.143	0.130
June 30th	21.89	18.95	0.154	0.140
September 30th	21.69	16.00	0.154	0.140
December 31st	23.51	16.98	0.154	0.140

	2010
	Market Value		Dividend
Quarter Ended	High	Low	Class A	Class B

March 31st	$20.60	$15.11	$0.132	$0.120
June 30th	25.26	19.06	0.143	0.130
September 30th	25.97	18.87	0.143	0.130
December 31st	24.37	20.25	0.143	0.130

At February 10, 2012, the Company’s Class A Common Stock was held by 671 shareholders of record and the Class B Common Stock was held by 127 shareholders of record. There is no established public trading market for the Company’s Class B Common Stock. The Company intends to continue its historical practice of paying quarterly cash dividends; however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and other considerations. The payment of dividends is subject to the regulatory restrictions described in Footnote 14 “Stockholders’ Equity and Regulatory Capital Matters” of Part II Item 8 “Financial Statements and Supplementary Data.”

Republic has made available to its employees participating in its 401(k) plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in the form of broker’s transactions. As of December 31, 2011, the trustee held 217,440 shares of Class A Common Stock and 2,648 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2011 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

October 1 - October 31	-	$-	-
November 1 - November 30	-	-	-
December 1 - December 31	3,700	22.46	3,700
Total	3,700	$22.46	3,700	603,189

During 2011, the Company repurchased 3,700 shares and there were no shares exchanged for stock option exercises. During November of 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2011, the Company had 603,189 shares which could be repurchased under its current share repurchase programs.

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

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the NASDAQ Bank Stocks Index and the Standard & Poor’s (“S&P”) 500 Index. The graph covers the period beginning December 31, 2006 and ending December 31, 2011. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the NASDAQ Bank Index and the S&P 500 Index on December 31, 2006. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2007	2008	2009	2010	2011

Republic Bancorp Class A
Common Stock	$100.00	$70.78	$119.06	$92.30	$109.31	$108.33
NASDAQ Bank Stock Index	100.00	80.09	62.84	52.60	60.04	53.74
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76

Item 6.  Selected Financial Data

The following table sets forth Republic Bancorp Inc.’s selected financial data from 2007 through 2011. This information should be read in conjunction with Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 8 “Financial Statements and Supplementary Data.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2011	2010	2009	2008	2007

Income Statement Data:

Total interest income	$195,115	$193,473	$212,605	$202,142	$199,097
Total interest expense	30,255	36,661	48,742	72,418	104,619
Net interest income	164,860	156,812	163,863	129,724	94,478
Provision for loan losses	17,966	19,714	33,975	16,205	6,820
Total non interest income	119,624	87,658	57,621	45,960	37,851
Total non interest expenses	122,321	126,323	121,485	107,592	87,315
Income before income tax expense	144,197	98,433	66,024	51,887	38,194
Income tax expense	50,048	33,680	23,893	18,235	13,281
Net income	94,149	64,753	42,131	33,652	24,913

Balance Sheet Data:

Cash and cash equivalents	$362,971	$786,371	$1,068,179	$616,303	$86,177
Investment securities	674,022	542,694	467,235	904,674	580,636
Gross loans	2,285,295	2,175,240	2,268,232	2,303,857	2,397,073
Allowance for loan losses	24,063	23,079	22,879	14,832	12,735
Total assets	3,419,991	3,622,703	3,918,768	3,939,368	3,165,359
Deposits	1,733,978	2,302,692	2,602,481	2,743,369	1,968,812
Securities sold under agreements to repurchase
and other short-term borrowings	230,231	319,246	299,580	339,012	398,296
Federal Home Loan Bank advances	934,630	564,877	637,607	515,234	478,550
Total liabilities	2,967,624	3,251,327	3,602,748	3,663,446	2,916,499
Total stockholders' equity	452,367	371,376	316,020	275,922	248,860

Average Balance Sheet Data:

Federal funds sold and other interest-earning deposits	$315,530	$473,137	$341,126	$92,978	$7,437
Investment securities	678,804	561,273	536,996	629,626	609,189
Gross loans, including loans held for sale	2,246,259	2,338,990	2,372,008	2,369,691	2,359,617
Allowance for loan losses	28,817	27,755	22,005	15,556	11,885
Total assets	3,416,921	3,503,886	3,415,725	3,232,435	3,091,933
Interest-bearing deposits	1,540,515	1,725,891	1,684,277	1,599,280	1,441,383
Total liabilities	2,418,865	2,671,466	2,679,499	2,604,577	2,539,482
Total stockholders' equity	439,636	361,357	305,864	267,578	242,967

Per Share Data:

Basic average shares outstanding	20,945	20,877	20,749	20,518	20,458
Diluted average shares outstanding	20,993	20,960	20,884	20,824	20,840
End of period shares outstanding:
Class A Common Stock	18,652	18,628	18,499	18,318	17,952
Class B Common Stock	2,300	2,307	2,309	2,310	2,344
Basic earnings per share:
Class A Common Stock	$4.50	$3.11	$2.04	$1.65	$1.22
Class B Common Stock	4.45	3.06	1.99	1.60	1.18
Diluted earnings per share:
Class A Common Stock	4.49	3.10	2.02	1.62	1.20
Class B Common Stock	4.44	3.04	1.98	1.58	1.16
Cash dividends declared per share:
Class A Common Stock	0.605	0.561	0.517	0.473	0.424
Class B Common Stock	0.550	0.510	0.470	0.430	0.386

Market value per share at December 31,	22.90	23.75	20.60	27.20	16.53
Book value per share at December 31,	21.59	17.74	15.19	13.38	12.26
Tangible book value per share (1)	20.81	16.88	14.28	12.59	11.41

(continued)

Item 6.  Selected Financial Data (continued)

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2011	2010	2009	2008	2007

Performance Ratios:

Return on average assets (ROA)	2.76%	1.85%	1.23%	1.04%	0.81%
Return on average equity (ROE)	21.42%	17.92%	13.77%	12.58%	10.25%
Efficiency ratio (2)	43%	52%	53%	57%	66%
Yield on average interest-earning assets	6.02%	5.74%	6.54%	6.54%	6.69%
Cost of average interest-bearing liabilities	1.25%	1.37%	1.82%	2.78%	4.12%
Net interest spread	4.77%	4.37%	4.72%	3.76%	2.57%
Net interest margin - Total Company	5.09%	4.65%	5.04%	4.20%	3.17%
Net interest margin - Traditional Banking Segment	3.55%	3.57%	3.79%	3.96%	2.95%

Asset Quality Data:

Loans on non-accrual status	$23,306	$28,317	$43,136	$11,324	$8,303
Loans past due 90 days or more and still on accrual	-	-	8	2,133	1,318
Total non-performing loans	23,306	28,317	43,144	13,457	9,621
Other real estate owned	10,956	11,969	4,772	5,737	795
Total non-performing assets	34,262	40,286	47,916	19,194	10,416

Credit Quality Ratios - Total Company:

Non-performing loans to total loans	1.02%	1.30%	1.90%	0.58%	0.40%
Non-performing assets to total loans (including OREO)	1.49%	1.84%	2.11%	0.83%	0.43%
Non-performing assets to total assets	1.00%	1.11%	1.22%	0.49%	0.33%
Allowance for loan losses to total loans	1.05%	1.06%	1.01%	0.64%	0.53%
Allowance for loan losses to non-performing loans	103%	82%	53%	110%	132%
Delinquent loans to total loans (3)	1.07%	1.24%	1.98%	1.07%	0.69%
Net loan charge offs to average loans	0.76%	0.83%	1.09%	0.60%	0.22%

Credit Quality Ratios - Traditional Banking:

Non-performing loans to total loans	1.02%	1.30%	1.90%	0.58%	0.40%
Non-performing assets to total loans (including OREO)	1.49%	1.84%	2.11%	0.83%	0.43%
Non-performing assets to total assets	1.10%	1.32%	1.60%	0.69%	0.36%
Allowance for loan losses to total loans	1.05%	1.06%	1.01%	0.64%	0.53%
Allowance for loan losses to non-performing loans	103%	82%	53%	110%	132%
Delinquent loans to total loans (3)	1.07%	1.24%	1.98%	1.07%	0.69%
Net loan charge offs to average loans	0.24%	0.51%	0.34%	0.26%	0.10%

Capital Ratios:

Average stockholders' equity to average total assets	12.87%	10.31%	8.95%	8.28%	7.86%
Total risk based capital	24.74%	22.04%	18.37%	15.43%	13.90%
Tier 1 capital	23.59%	20.89%	17.25%	14.72%	13.29%
Tier 1 leverage capital	14.77%	12.05%	10.52%	8.80%	8.75%
Dividend payout ratio	13%	18%	25%	29%	35%

Other Information:

End of period full time equivalent employees	710	744	735	724	727
Number of banking centers	43	43	44	45	40

(1)	– Represents total equity less: goodwill, core deposit intangible asset, and mortgage servicing rights asset divided by total shares outstanding.
(2)	– Equals total non interest expense divided by the sum of net interest income and non interest income. The ratio excludes net gain (loss) on sales, calls and impairment of investment securities.
(3)	– Equals total loans over 30 days past due divided by total loans.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the parent company of Republic Bank & Trust Company, (“RB&T”), Republic Bank (collectively referred together with RB&T as the “Bank”), Republic Funding Company and Republic Invest Co. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Part II Item 8 “Financial Statements and Supplementary Data.”

As used in this filing, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: Republic Bank & Trust Company and Republic Bank.

Republic and its subsidiaries operate in a heavily regulated industry. These regulatory requirements can and do affect the Company’s results of operations and financial condition. For an update on regulatory matters affecting the Company and its subsidiaries, see Footnote 22 “Regulatory Matters” in Part II Item 8 “Financial Statements and Supplementary Data.”

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

Broadly speaking, forward-looking statements include:
●	projections of revenue, expenses, income, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;
●	descriptions of plans or objectives for future operations, products or services;
●	forecasts of future economic performance; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:
●	loan delinquencies, future credit losses, non-performing loans and non-performing assets;
●	further developments in the Bank’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provision for loans losses;
●	deteriorating credit quality, including changes in the interest rate environment and reducing interest margins;
●	the overall adequacy of the allowance for loans losses;
●	future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;
●	the future regulatory viability of the Tax Refund Solutions (“TRS”) segment;
●	the future operating performance of TRS, including the impact of the cessation of Refund Anticipation Loans (“RALs”);
●	future RAL volume;
●	future Electronic Refund Check/Electronic Refund Deposit (“ERC/ERD” or “AR/ARD”) volume for TRS;
●	future revenues associated with ERCs/ERDs at TRS;
●	future credit losses associated with RALs;
●	anticipated future funding sources for TRS;
●	potential impairment of investment securities;
●	the future value of mortgage servicing rights;

●	the impact of new accounting pronouncements;
●	legal and regulatory matters including results and consequences of regulatory guidance, litigation, administrative proceedings, rule-making, interpretations, actions and examinations;
●
the extent to which regulations written and implemented by the newly created Federal Bureau of Consumer Financial Protection, and other federal, state and local governmental regulation of consumer lending and related financial products and services may limit or prohibit the operation of the Company’s business;

●
financial services reform and other current, pending or future legislation or regulation that could have a negative effect on the Company’s revenue and businesses, including the Dodd-Frank Act and legislation and regulation relating to overdraft fees (and changes to the Bank’s overdraft practices as a result thereof), debit card interchange fees, credit cards, and other bank services;

●	future capital expenditures;
●	the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations;
●	the Bank’s ability to maintain current deposit and loan levels at current interest rates and
●	The Company’s ability to successfully implement future growth plans.

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

Republic believes its critical accounting policies and estimates relate to:

●	Traditional Banking segment allowance for loan losses and provision for loan losses
●	TRS allowance for loan losses and provision for loan losses
●	Mortgage servicing rights
●	Income tax accounting
●	Goodwill and other intangible assets
●	Impairment of investment securities

Traditional Banking Segment Allowance for Loan Losses and Provision for Loan Losses – The Bank maintains an allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the allowance for the loan losses on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis.

The Bank maintains a “watch list” of commercial and commercial real estate loans and large single family residential real estate and home equity loans. The Bank reviews and monitors these loans on a regular basis. Generally, assets are designated as watch list loans to ensure more frequent monitoring. Watch list loans are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is generally downgraded and often placed on non-accrual status.

Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions. The average five year, four year, three year, two year and current year loss rates are reviewed in the analysis, as well as comparisons to peer group loss rates. Currently, management has assigned a greater emphasis on the three year, two year and current year loss rates when determining its allowance for loan losses. Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type. In addition, historical loss rates for non-accrual loans and loans that are past due 90 days or more and that are not specifically classified are analyzed and applied based on respective balances and loan types.

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

Consistent with the past several years, the Company’s allowance for loan loss calculation contains an “unallocated” component at December 31, 2011. The term “unallocated” is not defined in GAAP, but is used in practice with various meanings. The Company has traditionally used the term “unallocated” to represent amounts that are not attributable to or were not measured on any particular groups of loans. In 2005, the Company elected to maintain its then-unallocated allowance for loan losses at its current level. This equated to approximately $1.9 million. The Company has concluded that its “unallocated” allowance properly reflected estimated credit losses determined in accordance with GAAP in the past and believes it has been properly supported. However, beginning January 1, 2012, the Company plans to effectively allocate its “unallocated” allowance, adjusting its historical loss rates for certain groups of loans for qualitative and/or environmental factors.

In executing this methodology change, the Company will focus on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and are not included in the scope of SFAS 114. These portfolios are typically not graded and not subject to annual review. Such groups of loans include:

●	Residential real estate – Owner Occupied
●	Residential real estate – Non Owner Occupied
●	Home Equity
●	Consumer
●	Overdrafts
●	Credit Cards

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

In addition to obtaining appraisals at the time of loan origination, the Bank updates appraisals for collateral dependent loans with potential impairment. Updated appraisals for collateral-dependent commercial related loans exhibiting an increased risk of loss are obtained within one year of the last appraisal. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When determining the allowance amount, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the loan review department discounts the valuation of the collateral primarily based on the age of the appraisal and the real estate market conditions of the location of the underlying collateral.

Consumer loans are reviewed periodically and generally charged off when the loans reach 120 days past due or at any earlier point the loan is deemed uncollectible.

The Bank performs two calculations at year end in order to confirm the reasonableness of its allowance for loan losses. In the first calculation, the Bank compares the net charge offs for the most recent calendar year to the beginning allowance for loan loss balance. The ratio of net charge offs to the beginning allowance indicates how adequately the allowance accommodated subsequent charge offs. Lower ratios suggest the beginning of year allowance may not have been large enough to absorb impending charge offs, while inordinately high ratios might indicate an entity was accumulating excessive allowances. The Bank’s net charge off ratio to the beginning allowance for loan losses was 0.23 at December 31, 2011, compared to 0.46 for December 31, 2010. The Bank’s five year annual average for this ratio was 0.35 as of December 31, 2011.

For the second calculation, the Bank assesses the allowance for loan losses’ exhaustion rate. Exhaustion rates indicate the time (expressed in years) taken to use the beginning of year allowance in the form of actual charge offs. The Bank believes an Exhaustion rate that indicates a reasonable allowance for loan losses is between 3 and 5 years. The Bank’s allowance exhaustion rate at December 31, 2011 was 3.4 years compared to the five year annual average of 3.2 years.

Based on management’s calculation, an allowance of $24 million, or 1.05%, of total loans was an adequate estimate of probable incurred losses within the loan portfolio as of December 31, 2011. This estimate resulted in Traditional Banking segment provision for loan losses on the income statement of $6.4 million during 2011. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the allowance for loan losses and the resulting effect on the income statement could be material.

TRS Allowance for Loan Losses and Provision for Loan Losses – RALs are short-term consumer loans offered to taxpayers that are secured by the customer’s anticipated tax refund, which represents the source of repayment. Prior to 2011, RB&T historically underwrote the RAL application utilizing the Debt Indicator (“DI”) from the IRS in combination with an automated underwriting model utilizing information contained in the taxpayer’s tax return. The DI, which indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally funded student loans, has historically been a meaningful underwriting component. In August 2010, the IRS announced that it would no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season. In response to loss of access to the DI in 2011, RB&T significantly reduced the maximum RAL amount to $1,500 for individual customers, raised the RAL offering price to its customers and modified its underwriting and application requirements resulting in fewer RALs approved.

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

During 2011, 2010 and 2009, RB&T incurred $14.3 million, $10.8 million and $23.1 million in gross RAL losses for RALs originated during the respective calendar years, representing 1.38% 0.36% and 0.93% of total RALs originated during the respective tax years. During the previous five calendar years at TRS, net credit losses related to RALs originated have ranged from a low of 0.36% to a high of 1.38% of total RALs originated (including retained and securitized RALs).

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Business”
●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
●	Part II Item 8 “Financial Statements and Supplementary Data:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 8 “Deposits”
o	Footnote 10 “FHLB Advances”
o	Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o	Footnote 21 “Segment Information”
o	Footnote 22 “Regulatory Matters”

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) represent an estimate of the present value of future cash servicing income, net of estimated costs that the Bank expects to receive on loans sold with servicing retained by the Bank. MSRs are capitalized as separate assets when loans are sold and servicing is retained. This transaction is posted to net gain on sale of loans, a component of Mortgage Banking income in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Bank. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted based on the weighted average remaining life. The amortization is recorded as a reduction to Mortgage Banking income. The MSR asset, net of amortization, recorded at December 31, 2011 was $6 million.

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

Income Tax Accounting – Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax liabilities and assets involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at December 31, 2011.

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected September 30th as the date to perform its annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

At a minimum, management is required to assess goodwill and other intangible assets annually for impairment. Based on its assessment, the Company believes its goodwill of $10 million and other identifiable intangibles of $58,000 were not impaired and are properly recorded in the consolidated financial statements as of December 31, 2011.

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

See additional discussion regarding impairment charges that the Bank recorded during 2009, 2010 and 2011 under Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

RECENT DEVELOPMENTS

Acquisition

On January 27, 2012, RB&T assumed substantially all of the deposits and certain other liabilities and acquired certain assets of Tennessee Commerce Bank (“TCB”), headquartered in Franklin, Tennessee from the FDIC, as receiver for TCB, pursuant to the terms of a Purchase and Assumption Agreement — Whole Bank; All Deposits (the “P&A Agreement”), entered into among RB&T, the FDIC as receiver of TCB and the FDIC. All financial and other numeric measures of TCB described below are based upon TCB’s internally prepared interim financial statement information as of January 27, 2012, which are subject to change.

Under the terms of the P&A Agreement, RB&T acquired approximately $220 million in assets, including approximately $112 million in loans and other real estate owned, approximately $45 million of marketable securities and approximately $63 million of cash and cash equivalents. Approximately $648 million of loans and other real estate owned, approximately $86 million of securities and approximately $41 million of other TCB assets were excluded from the transaction. RB&T assumed approximately $950 million of liabilities, including approximately $948 million in customer deposits. The acquisition was completed without loss sharing agreements.

The assets were acquired from the FDIC at a discount of $57 million with no stated deposit premium. Based on TCB’s January 27, 2012 internally prepared interim financial statement information, the FDIC made a payment to RB&T in the amount of $785 million, which is subject to customary post-closing adjustments.

TCB’s aggressive lending strategy in combination with the fact that it had only one location, led it to raise substantially all of its deposit funding via the internet or through brokered deposits. In many cases, its deposits were acquired at rates above market. Approximately $913 million of its deposits were obtained in this manner causing TCB’s total cost of interest bearing deposits to be 1.90% at December 31, 2011. Because RB&T obtained only $220 million of non-cash assets in the transaction at a discount of approximately $57 million, it had no short-term profitable use for the excess cash it obtained in the transaction. As a result, as permitted by the terms of the P&A Agreement, RB&T repriced TCB’s existing interest bearing deposits to a substantially lower rate the day after its acquisition. Management anticipates that as a result of this repricing, the substantial majority of the deposits it acquired via the transaction will leave RB&T within the first three months after acquisition.

The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The estimated fair value for loans reflected expected credit losses at the acquisition date. As a result, the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration.

Regulatory Developments

As disclosed in Footnote 22 “Regulatory Matters,” of Part II Item 8 “Financial Statements and Supplementary Data”, the Federal Deposit Insurance Corporation (“FDIC”) concluded as part of its 2009 CRA Evaluation that RB&T violated Regulation B (“Reg B”) regarding documentation of spousal obligations on a limited number of loans identified within RB&T’s commercial lending area.

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

FDIC Proceedings Regarding the TRS segment:

In February 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Notice”) regarding its RAL program. The Notice contended that RB&T’s practice of originating RALs without the benefit of the Debt Indicator (“DI”) from the Internal Revenue Service (“IRS”) was unsafe and unsound. The Notice did not address RB&T’s ERC and ERD products. The Notice initiated an agency adjudication proceeding, In Republic Bank & Trust Company, to determine whether the FDIC should issue a cease and desist order to restrain RB&T’s RAL program. For additional discussion regarding the Notice, see the Company’s Form 8-K filed with the SEC on February 10, 2011, including Exhibit 10.1.

On May 3, 2011, RB&T received an Amended Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Amended Notice”) from the FDIC revising its original Notice referenced in the preceding paragraph. The Amended Notice resulted from conclusions made by the FDIC during a targeted visitation of 250 ERO offices in 36 states, which it conducted on February 15 and 16, 2011. In addition to the allegations contained in the Notice, the Amended Notice alleged violations of the Truth-In-Lending Act, the Equal Credit Opportunity Act, and the Federal Trade Commission Act. The Amended Notice also accused RB&T of, among other things, unsafe or unsound banking practices resulting from its third-party management; unsafe or unsound hindrance, impediment, or interference with a financial institution examination; unsafe or unsound physical security or electronic protection of ERO premises; violations of the Gramm-Leach-Bliley Act and FDIC regulation; and violations of the 2009 Order. Moreover, the Amended Notice included an assessment of a $2 million Civil Money Penalty (“CMP”). As a result, RB&T recorded a $2 million liability as of June 30, 2011. For additional discussion regarding the Amended Notice, see the Company’s Form 8-K filed with the SEC on May 5, 2011, including Exhibits 99.1 and 99.2.

Federal District Court Litigation:

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky (the “Court”) against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank & Trust Company v. Federal Deposit Insurance Corporation, et al (the “Litigation”). The complaint stated that the FDIC’s actions to prohibit RB&T from offering RALs constituted a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the Administrative Procedure Act (the “APA”) or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also stated that the FDIC had unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint sought declaratory and injunctive relief. On March 31, 2011, the FDIC filed a Motion to Dismiss (the “Motion”) RB&T’s complaint with the Court. RB&T timely filed its brief in opposition to the Motion, and the matter remained pending with the Court up through RB&T’s resolution with the FDIC discussed below.

Resolution of all FDIC-Related Proceedings:

Effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS operating segment. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order (collectively, the “Agreement”). As part of the Agreement, RB&T and the FDIC settled all matters set out in the Amended Notice and the Litigation. More specifically,

●	the FDIC terminated the 2009 Order against RB&T entered on February 27, 2009;
●	the $2 million CMP was reduced to $900,000;
●	RB&T was allowed to immediately resume expansionary activities and transactions in the ordinary course, so long as RB&T maintains appropriate regulatory ratings;
●	RB&T developed an Electronic Return Originator (“ERO”) Oversight Plan (the “ERO Plan”), which the FDIC agreed to and is more fully described below;
●	RB&T agreed to cease the RAL portion of its tax business by April 30, 2012, after the first quarter 2012 tax season;
●	the FDIC and RB&T discontinued their administrative proceeding commenced in February 2011; and
●	RB&T terminated the Litigation.

As disclosed above, the Agreement reduced the previously announced CMP against RB&T from $2 million to $900,000. As a result of the reduced CMP, RB&T, which had previously reserved $2 million for the CMP during the second quarter of 2011, recorded a $1.1 million credit to pre-tax income during the fourth quarter of 2011.

As disclosed above, RB&T developed an ERO Plan, which was agreed to by the FDIC. The ERO Plan articulates a framework for RB&T to continue to offer non-RAL tax related products and services with specified oversight of the tax preparers with which RB&T does business. The ERO Plan includes requirements for, among other things,

●	positive affirmations by EROs of individual tax preparer training related to regulatory requirements applicable to bank products;
●
annual audits covering 10% of active ERO locations and a significant sample of applications for Bank products. The audits will consist of onsite visits, document reviews, mystery shops of tax preparation offices, and tax product customer surveys;

●	on-site audit confirmation of ERO agreements to adhere to laws, processes, procedures, disclosure requirements and physical and electronic security requirements;
●	an advertising approval process that requires RB&T to approve all tax preparer advertisements prior to their issuance;
●	monitoring of ERO offices for income tax return quality;
●	monitoring of ERO offices for adherence to acceptable tax preparation fee parameters;

●	monitoring for federal and state tax preparation requirements, including local and state tax preparer registration, and posting and disclosure requirements relative to Bank products;
●	RB&T to provide advance notification, as practicable, to the FDIC of any significant changes in the TRS line of business, including
o	a change of more than 25% from the prior tax season in the number of EROs with which RB&T is doing business, or
o	the addition of tax-related products offered by RB&T that it did not previously offer; and
●
RB&T to provide advance notification, as practicable, to the FDIC when RB&T enters into a relationship with a new corporation that has multiple owned or franchised locations, when the relationship alone will represent an increase of more than 10% from the prior tax season in the number of EROs with which RB&T is doing business.

Because the Agreement does not affect RB&T’s ability to offer RALs for the first quarter 2012 tax season, it is not expected to have a material adverse impact on net income for the first quarter of 2012 or for the 2012 calendar year. RB&T’s discontinuance of RALs beyond 2012 is expected to have a material adverse impact on net income in 2013 and beyond, as the RAL product accounted for approximately 35% of the TRS segment’s 2011 net income of $67.3 million. It is expected that TRS will continue to be a material contributor to the Company’s overall net income in 2013 and beyond. Actual TRS net income for 2012 and beyond will be impacted by a number of factors, including those factors disclosed from time to time in the Company’s filings with the SEC and set forth under Part I Item 1A “Risk Factors.”

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Business”
●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Critical Accounting Policies and Estimates”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
●	Part II Item 8 “Financial Statements and Supplementary Data:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 8 “Deposits”
o	Footnote 10 “FHLB Advances”
o	Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o	Footnote 21 “Segment Information”
o	Footnote 22 “Regulatory Matters”

For additional detail regarding the Notice, see the Company’s Form 8-K filed with the SEC on February 10, 2011, including Exhibit 10.1.

For additional discussion regarding the 2009 Order, see the Company’s Form 10-K filed with the SEC on March 6, 2009, including Exhibit 10.62.

For additional discussion regarding the Amended Notice, see the Company’s Form 8-K filed with the SEC on May 5, 2011, including Exhibits 99.1 and 99.2.

For additional discussion regarding the Consent Order, see the Company’s Form 8-K filed with the SEC on December 9, 2011, including Exhibits 10.1 and 10.2.

TRS Material Contracts

In December 2011, RB&T amended and restated its Marketing and Servicing Agreement (the “Marketing Agreement”) with Liberty to, among other things:

●	set the term of the Agreement to expire on October 16, 2014;

●	name RB&T as the exclusive provider of all RAL and ERC/ERD products for a mutually agreed upon list of locations through the term of the contract;

●	remove RB&T’s annual option to unilaterally terminate the Agreement;

●	amend the designated level of RAL delinquency which, if exceeded, provides RB&T with the right to receive certain monies; and

●
provided that either party may at its option terminate the Marketing Agreement upon twenty days’ prior written notice if (i) the other party has materially breached any of the terms thereof and has failed to cure such breach within such twenty day time period or (ii) the continued operation of the Financial Product Program or the electronic filing program is no longer commercially feasible or practical, or no longer provides the same opportunity, to the terminating party due to legal, legislative or regulatory determinations, enactments or interpretations or significant external events or occurrences beyond the control of the terminating party; provided, however, that in the case of clause (ii), the parties shall first mutually endeavor in good faith to modify the Financial Product Program in a manner resolving the problems caused by legal, legislative or regulatory or external events or occurrences.

As a result of this amendment, the total number of Liberty tax preparation offices that will offer RB&T’s tax products in 2012 is not expected to differ materially from the number of Liberty tax preparation offices that offered the RB&T’s products in 2011.

During August of 2011, RB&T amended and restated its Program Agreement (the “Program Agreement”) with JHI to, among other things:

●
add Jackson Hewitt Technology Services LLC (“JHTSL”) as a party to the Program Agreement whereby JHTSL agreed to provide certain technology services, including personnel to RB&T, in connection with the services provided for under the Program Agreement;

●	set the term of the Program Agreement to expire on October 14, 2014;

●	remove RB&T’s annual option to unilaterally terminate the Program Agreement;

●	amend the termination provisions of the Program Agreement to provide RB&T an additional termination right due to regulatory direction relative to its tax products; and

●
amend the provisions of the Program Agreement to modify, in part, the method of designation of Jackson Hewitt tax preparation locations that will offer RB&T’s tax products in 2012, 2013 and 2014 and provide that RB&T shall be the exclusive tax product provider in those locations.

As a result of this amendment, the total number of JH tax preparation offices that will offer RB&T’s tax products in 2012 is not expected to differ materially from the number of JH tax preparation offices that offered the RB&T’s products in 2011.

OVERVIEW

Table 1 – Summary

Year Ended December 31, (dollars in thousands, except per share data)	2011	2010	2009

Net income	$94,149	$64,753	$42,131
Diluted earnings per Class A Common Stock	4.49	3.10	2.02
Return on average assets (ROA)	2.76%	1.85%	1.23%
Return on average equity (ROE)	21.42%	17.92%	13.77%

Net income for the year ended December 31, 2011 was $94.1 million, representing an increase of $29.4 million, or 45%, compared to the same period in 2010. Diluted earnings per Class A Common Share increased 45% from $3.10 for the year ended December 31, 2010 to $4.49 for the same period in 2011. Additional discussion follows in this section of the filing under “Results of Operations.”

General highlights by segment for the year ended December 31, 2011 consisted of the following:

Traditional Banking segment

●	Net income increased $8.6 million, or 48%, for the year ended December 31, 2011 compared to the same period in 2010.

●
Despite increases in net interest income during the third and fourth quarters of 2011, net interest income for the year ended December 31, 2011, decreased slightly, or $339,000, to $105.3 million. The Traditional Banking segment net interest margin declined 2 basis points for the same period to 3.57%.

●	Provision for loan losses was $6.4 million for year ended December 31, 2011 compared to $11.6 million for the same period in 2010.

●	Total non interest income increased $4.4 million, or 19%, for the year ended December 31, 2011 compared to the same period in 2010.

●
During the year ended December 31, 2011, the Bank sold and had called available for sale mortgage backed securities with a total amortized cost of $160 million, resulting in a pre-tax gain of $2.3 million.

●
During the third quarter of 2011, the Bank closed the transaction related to the sale of its only banking center located in Bowling Green, Kentucky. The Bank recorded a pre-tax gain on sale of $2.9 million as a result of the transaction.

●	Total non interest expense decreased $3.6 million, or 4%, during the year ended December 31, 2011 compared to the same period in 2010.

●	Total non-performing loans to total loans decreased to 1.02% at December 31, 2011, from 1.30% at December 31, 2010.

●	The Bank launched its Warehouse Lending division during the second quarter of 2011 and had $41 million in loans outstanding at December 31, 2011.

●	The Bank purchased performing commercial real estate loans with a face amount of approximately $37 million at a 13% discount to par during the second quarter of 2011.

Tax Refund Solutions (“TRS”) segment

●	The total dollar volume of tax refunds processed during the 2011 tax season increased $1.7 billion, or 17%, over the 2010 tax season.

●	As anticipated, total RAL dollar volume decreased from $3.0 billion during the 2010 tax season to $1.0 billion during the 2011 tax season.

●	Net income increased $23.1 million, or 52%, for the year ended December 31, 2011 compared to the same period in 2010.

●	Net interest income increased $8.5 million, or 17%, for the year ended December 31, 2011 compared to the same period in 2010.

●	TRS recorded a provision for loan losses of $11.6 million for the year ended December 31, 2011, compared to $8.1 million for the same period in 2010.

●	TRS posted non interest income of $88.9 million for the year ended December 31, 2011 compared to $59.1 million for the same period in 2010.

●
During the second quarter of 2011, RB&T accrued a $2 million liability within the TRS segment related to the assessment of a CMP by the FDIC against RB&T. The actual penalty paid during the fourth quarter of 2011 was $900,000, resulting in a $1.1 million credit to pre-tax income during the fourth quarter.

●
Effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS operating segment. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order. As discussed throughout, the Company has agreed to cease the RAL portion of the TRS business subsequent to April 30, 2012.

For additional discussion regarding TRS, see the following sections:

●     Part I Item 1 “Business”
●     Part I Item 1A “Risk Factors”
●     Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o     “Critical Accounting Policies and Estimates”
o     “Recent Developments”
o     “Results of Operations”
o     “Financial Condition”
●     Part II Item 8 “Financial Statements and Supplementary Data:”
o     Footnote 1 “Summary of Significant Accounting Policies”
o     Footnote 3 “Loans and Allowance for Loan Losses”
o     Footnote 8 “Deposits”
o     Footnote 10 “FHLB Advances”
o     Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o     Footnote 21 “Segment Information”
o     Footnote 22 “Regulatory Matters”

Mortgage Banking segment

●	Within the Mortgage Banking segment, Mortgage Banking income decreased $1.9 million for the year ended December 31, 2011 compared to the same period in 2010.

General highlights by segment for the year ended December 31, 2010 consisted of the following:

Traditional Banking segment

●	Net income increased $2.5 million, or 16%, for the year ended December 31, 2010 compared to the same period in 2009.

●
Net interest income decreased $4.7 million, or 4%, for the year ended December 31, 2010 compared to the same period in 2009. The Traditional Banking segment net interest margin declined 22 basis points for the year ended December 31, 2010 compared to the same period in 2009 to 3.57%.

●	Provision for loan losses was $11.6 million for the year ended December 31, 2010 compared to $15.9 million for the same period in 2009.

●	Non interest income increased $2.0 million, or 10%, for the year ended December 31, 2010 compared to the same period in 2009.

●	Total non interest expense decreased $1.5 million, or 2%, for the year ended December 31, 2010 compared to the same period in 2009.

●
Total non-performing loans to total loans decreased to 1.30% at December 31, 2010, from 1.90% at December 31, 2009, as the total balance of non-performing loans decreased by nearly $15 million for the same period.

TRS segment

●	Net income increased $24.3 million, or 121%, for the year ended December 31, 2010 compared to the same period in 2009.

●	Net interest income decreased $2.0 million, or 4%, for the year ended December 31, 2010 compared to the same period in 2009.

●	TRS recorded a provision for loan losses of $8.1 million for the year ended December 31, 2010, compared to $18.1 million for the same period in 2009.

●	TRS posted non interest income of $59.1 million for the year ended December 31, 2010 compared to $25.9 million for the same period in 2009.

●	Total RAL dollar volume increased 22% from $2.5 billion during the 2009 tax season to $3.0 billion during the 2010 tax season.

●	RB&T obtained $562 million in brokered deposits during the fourth quarter of 2010 to fund projected RAL volume during the first quarter 2011 tax season.

Mortgage Banking segment

●	Within the Mortgage Banking segment, Mortgage Banking income decreased $5.2 million for the year ended December 31, 2010 compared to the same period in 2009.

●	Mortgage Banking income was negatively impacted by a decline in secondary market loan volume during 2010.

●	Mortgage Banking income during 2009 was positively impacted by the reversal of $1.2 million of the valuation allowance related to the MSR portfolio.

●
Non interest expenses increased $905,000 for the year ended December 31, 2010 compared to the same period in 2009 primarily due to a change in the allocation of certain shared expenses during 2010 between segments.

RESULTS OF OPERATIONS

Net Interest Income

Banking operations are significantly dependent upon net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits, securities sold under agreements to repurchase and FHLB advances. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Discussion of 2011 vs. 2010

Total Company net interest income increased $8.0 million, or 5%, for the year ended December 31, 2011 compared to 2010. The total Company net interest margin increased 44 basis points to 5.09% for the same period. The significant components comprising the total Company increase in net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment decreased slightly, or $339,000 for 2011 compared to 2010. The Traditional Banking net interest margin declined 2 basis points for the same period to 3.55%. The decrease in net interest income was due primarily due to a greater degree of downward repricing interest-earning assets, as compared to interest-bearing liabilities, as well as a decrease in the average balances of the Bank’s higher-yielding interest-earning assets. While overall net interest income within the Traditional Banking segment was lower for 2011 compared to 2010, the Bank implemented strategies during 2011, which reversed the negative trend for net interest income. These strategies, which are discussed in more detail in the following paragraphs, helped to contribute to a second consecutive quarterly increase in net interest income over prior year same quarter.

Contributing to the positive trend in net interest income during the second half of 2011 was an increase in the investment portfolio. Prior to the first quarter of 2011, the Bank’s general investment strategy was largely to not reinvest the cash it had been receiving from its loan and investment paydowns and pay-offs into assets with longer-term repricing horizons, due to market projections of interest rate increases in the future. As a result, much of the cash the Bank received from paydowns during the previous two years had been reinvested into short-term, lower yielding investments, which had improved the Bank’s risk position from future interest rate increases, while negatively impacting then-current earnings. This conservative investment strategy, which involved minimal credit risk and minimal interest rate risk, led the Bank to hold a significant sum of cash at the Federal Reserve Bank (“FRB”) for much of 2009 and 2010.

In February 2011, the Bank modified its conservative investment strategy, taking on more interest rate risk by reinvesting a portion of its excess cash into longer-term investment securities, thus increasing projected net interest income and net interest margin for the near-term. The Bank made this revision to its conservative strategy, in large part, due to the on-going contraction of its net interest margin resulting from continued paydowns in its loan portfolio and the large amount of cash on hand earning 0.25%. While the Bank has slightly revised this strategy throughout 2011, in general, it has maintained the same strategic direction of extending maturities within its investment portfolio in order to increase its yield on interest-earning assets. Although the Bank has taken on more interest rate risk as a result of this strategy, the overall interest rate risk position of the Bank continues to remain within its interest rate risk policy approved by its boards of directors.

Also contributing to the positive trend in net interest income during the second half of 2011, were strategies employed within the loan portfolio. More specifically, as it did in 2010, the Bank also retained in its portfolio approximately $45 million of 15-year fixed rate residential real estate loans during 2011 that it has traditionally sold into the secondary market. The weighted average rate of these loans was 3.58%. The Bank employed this strategy due to the overall steepness of the yield curve, which allowed the Bank to earn an acceptable spread for these longer maturity type assets.

In addition to the activity noted above within its residential real estate portfolio, during June 2011 the Bank purchased approximately $37 million of performing commercial real estate loans at a 13% discount. The Bank made this purchase as one of its strategies to reverse an on-going contraction in its net interest margin. At the time of purchase, these loans had a weighted average life of approximately seven years with an expected yield of 8.28%. For further discussion, see the section titled “Loan Portfolio” under “Financial Condition.”

Management expects to continue to experience downward repricing in its loan and investment portfolios. This downward repricing will continue to cause compression in the Bank’s net interest income and net interest margin. Additionally, because the Fed Funds Target Rate (“FFTR”) (the index which many of the Bank’s short-term deposit rates track) has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the FOMC of the FRB are possible, exacerbating the compression to the Bank’s net interest income and net interest margin caused by its repricing loans and investments. The Bank is unable to precisely determine the ultimate negative impact to the Bank’s net interest spread and margin in the future because several factors remain unknown at this time, such as future demand for financial products and the overall future need for liquidity, among many other factors.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Interest Rate Sensitivity for 2011” in this section of the filing.

TRS segment

Net interest income within the TRS segment increased $8.5 million, or 17%, for 2011 compared to 2010. The increase in TRS’ net interest income was primarily due to a $7.6 million, or 15%, increase in RAL fee income. As stated previously in this filing, RB&T, among other things, increased its RAL pricing in response to the anticipated increase in provision for loan losses for RALs resulting from the loss of the DI from the IRS. The revised pricing resulted in an increase in yield for the RAL product. Partially offsetting the increase in interest income from the higher yield on RALs was a reduction to interest income resulting from a decline in the total dollar amount of RALs originated. The decline in the dollar volume of RALs originated occurred as a result of RB&T’s maximum individual RAL offering amount being lowered to $1,500.

TRS net interest income continued to benefit from low funding costs during 2011. Average brokered deposits outstanding utilized to fund RALs during the year ended December 31, 2011 and 2010 were $105 million and $313 million with a weighted average cost of 0.43% and 0.50%, respectively. As a result, interest expense for the TRS segment was $455,000 for the year ended December 31, 2011, a decrease of $1.1 million from the same period in 2010.

As discussed throughout, the Company has agreed to cease the RAL portion of the TRS business subsequent to April 30, 2012.

For additional discussion regarding TRS, see the following sections:
●     Part I Item 1 “Business”
●     Part I Item 1A “Risk Factors”
●     Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o     “Critical Accounting Policies and Estimates”
o     “Recent Developments”
o     “Overview”
o     “Results of Operations”
o     “Financial Condition”
●     Part II Item 8 “Financial Statements and Supplementary Data:”
o     Footnote 1 “Summary of Significant Accounting Policies”
o     Footnote 3 “Loans and Allowance for Loan Losses”
o     Footnote 8 “Deposits”
o     Footnote 10 “FHLB Advances”
o     Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o     Footnote 21 “Segment Information”
o     Footnote 22 “Regulatory Matters”

Discussion of 2010 vs. 2009

Total Company net interest income decreased $7.1 million, or 4%, for the year ended December 31, 2010 compared to the same period in 2009. The total Company net interest margin decreased 39 basis points to 4.65% for the same period. The significant components comprising the total Company increase in net interest income were as follows:

Traditional Banking segment

Net interest income decreased $4.7 million, or 4%, for 2010 compared to 2009. The Traditional Bank’s net interest margin declined 22 basis points for the same period to 3.57%. The decrease in net interest income was due primarily to a decline in interest income resulting from the continued paydowns and downward repricing of loans and investments. Generally, the Bank’s strategy has largely been not to reinvest the cash it has been receiving from its loan and investment paydowns and pay-offs into assets with longer-term repricing horizons due to market projections of interest rate increases in the future. As a result, much of the cash the Bank received from paydowns over the past several quarters has been reinvested into short-term, lower yielding investments, which has greatly improved the Bank’s risk position from future interest rate increases, while negatively impacting current earnings.

The Bank was able to partially offset the downward pressure on interest income during 2010 by utilizing the following liability strategies:

●	Continued lowering cost of funds by reducing rates on deposit products;

●	Exited a higher costing brokered money market relationship during September 2010.

●
Paid off FHLB advances prior to their scheduled maturity dates. In total, the Bank prepaid $87 million in FHLB advances with a weighted average cost of 3.48% during the first quarter of 2010. This strategy positively impacted net interest income for 2010 by an estimated $1.2 million.

As a result of the above strategies, the Traditional Banking segment lowered its cost of interest-bearing liabilities by 6 basis points during 2010, to 1.49%.

In addition to the above liability strategies, the Bank also retained in its portfolio during 2010 approximately $65 million of 15-year fixed rate residential real estate loans that it has traditionally sold into the secondary market. The weighted average rate of these loans was 3.96% with approximately $57 million of these loans retained during the fourth quarter of the year.

TRS segment

Net interest income within the TRS segment decreased $2.0 million, or 4%, for the year ended December 31, 2010 compared to the same period in 2009. The decrease in net interest income within the TRS segment was primarily due to a $5.4 million, or 9%, reduction in RAL fee income resulting from RB&T’s revised 2010 pricing model, which substantially lowered RB&T’s RAL fee to its customers. In conjunction with the revised 2010 pricing model, RB&T significantly reduced third party rebates to its technology and service providers, partially offsetting the reduction in price. TRS was also able to partially offset the decline in RAL fees through an increase in volume, as the total number of RALs processed increased 15% over 2009 while the dollar volume of RALs processed increased 22%.

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

Table 2 provides detailed Total Company average balances, interest income/expense and rates by major balance sheet category for the years ended December 31, 2011, 2010 and 2009. Table 3 provides an analysis of total Company changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 2 – Total Company Average Balance Sheets and Interest Rates for Years Ended December 31,

	2011			2010			2009
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities,
including FHLB stock(1)	$678,804	$16,486	2.43%	$561,113	$15,799	2.82%	$536,612	$19,535	3.64%
Tax exempt investment securities(1)(4)	-	-	0.00%	160	11	10.58%	384	23	9.08%
Federal funds sold and other interest-
earning deposits	315,530	914	0.29%	473,137	1,200	0.25%	341,126	1,024	0.30%
Refund Anticipation Loan fees(2)	29,572	59,117	199.91%	99,629	51,556	51.75%	73,594	56,922	77.35%
Traditional Bank loans and fees(2)(3)	2,216,687	118,598	5.35%	2,239,361	124,907	5.58%	2,298,414	135,101	5.88%

Total interest-earning assets	3,240,593	195,115	6.02%	3,373,400	193,473	5.74%	3,250,130	212,605	6.54%

Less: Allowance for loan losses	28,817			27,755			22,005

Non interest-earning assets:
Non interest-earning cash and cash
equivalents	112,513			57,790			99,461
Premises and equipment, net	36,020			38,458			40,990
Other assets(1)	56,612			61,993			47,149
Total assets	$3,416,921			$3,503,886			$3,415,725

LIABILITIES AND STOCK-
HOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$422,222	$540	0.13%	$302,958	$561	0.19%	$253,433	$245	0.10%
Money market accounts	628,178	1,939	0.31%	636,963	2,845	0.45%	581,220	3,172	0.55%
Time deposits	254,064	4,055	1.60%	329,970	5,775	1.75%	389,635	10,319	2.65%
Brokered money market and
brokered certificates of deposit	236,051	2,380	1.01%	456,000	3,948	0.87%	459,989	8,151	1.77%

Total interest-bearing deposits	1,540,515	8,914	0.58%	1,725,891	13,129	0.76%	1,684,277	21,887	1.30%

Securities sold under agreements
to repurchase and other short-
term borrowings	278,861	646	0.23%	330,154	1,026	0.31%	323,688	1,063	0.33%
Federal Home Loan Bank advances	558,249	18,180	3.26%	574,181	19,991	3.48%	630,294	23,277	3.69%
Subordinated note	41,240	2,515	6.10%	41,240	2,515	6.10%	41,240	2,515	6.10%

Total interest-bearing liabilities	2,418,865	30,255	1.25%	2,671,466	36,661	1.37%	2,679,499	48,742	1.82%

Non interest-bearing liabilities
and Stockholders' equity:
Non interest-bearing deposits	509,457			421,162			381,665
Other liabilities	48,963			49,901			48,697
Stockholders' equity	439,636			361,357			305,864
Total liabilities and stock-
holders' equity	$3,416,921			$3,503,886			$3,415,725

Net interest income		$164,860			$156,812			$163,863

Net interest spread			4.77%			4.37%			4.72%

Net interest margin			5.09%			4.65%			5.04%

(continued)

Table 2 – Total Company Average Balance Sheets and Interest Rates for Years Ended December 31, (continued)

(1)	For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB
ASC topic 320 “Investments – Debt and Equity Securities” is included as a component of other assets.
(2)	The amount of loan fee income included in total interest income was $62.3 million, $54.9 million and $60.7 million for the years ended December 31, 2011, 2010 and 2009.
(3)	Average balances for loans include the principal balance of non-accrual loans and loans held for sale.
(4)	Yields on tax exempt investment securities have been computed based on a fully tax-equivalent basis using the federal income tax rate of 35%.

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

Table 3 – Total Company Volume/Rate Variance Analysis

		Year Ended December 31, 2011			Year Ended December 31, 2010
		Compared to			Compared to
		Year Ended December 31, 2010			Year Ended December 31, 2009
		Increase / (Decrease) Due to			Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities,
including FHLB stock	$687	$3,039	$(2,352)	$(3,736)	$909	$(4,645)
Tax exempt investment securities	(11)	(11)	-	(12)	(37)	25
Federal funds sold and other
interest-earning deposits	(286)	(440)	154	176	352	(176)
Refund Anticipation Loan fees	7,561	(56,719)	64,280	(5,366)	16,694	(22,060)
Traditional bank loans and fees	(6,309)	(1,254)	(5,055)	(10,194)	(3,412)	(6,782)

Net change in interest income	1,642	(55,385)	57,027	(19,132)	14,506	(33,638)

Interest expense:

Transaction accounts	(21)	183	(204)	316	56	260
Money market accounts	(906)	(39)	(867)	(327)	285	(612)
Time deposits	(1,720)	(1,244)	(476)	(4,544)	(1,413)	(3,131)
Brokered money market and
brokered certificates of deposit	(1,568)	(2,138)	570	(4,203)	(70)	(4,133)
Securities sold under agreements
to repurchase and other short-term
borrowings	(380)	(144)	(236)	(37)	21	(58)
Federal Home Loan Bank advances	(1,811)	(544)	(1,267)	(3,286)	(2,000)	(1,286)
Subordinated note	-	-	-	-	-	-

Net change in interest expense	(6,406)	(3,926)	(2,480)	(12,081)	(3,121)	(8,960)

Net change in net interest income	$8,048	$(51,459)	$59,507	$(7,051)	$17,627	$(24,678)

Provision for Loan Losses

Discussion of 2011 vs. 2010

The Company recorded total provision for loan losses of $18.0 million for the year ended December 31, 2011 compared to $19.7 million during 2010. The significant components comprising the Company’s provision for loan losses were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during 2011 was $6.4 million, a $5.2 million decline from 2010. The decrease in the provision was generally attributable to an overall improvement in the Bank’s credit quality metrics and better charge-off experience.

As part of its on-going classified asset analysis, the Bank recorded additional provisions of $4.0 million during 2011 related to 9 specifically reviewed “substandard” commercial and large retail relationships (substantially all in the first quarter) compared to $2.1 million during 2010 related to 20 relationships. More than offsetting the increase in provision expense associated with its specifically reviewed large substandard loans was a significant reduction in provision expense associated with the Bank’s smaller dollar homogenous retail and commercial past due and non-accrual loans, which peaked during 2010.

In addition, during 2010 (substantially all in the first quarter), the Bank increased its allowance for loan losses by $1.3 million for quantitative and qualitative adjustments to its historical loss percentages for its general formula reserves across substantially all loan categories. In particular, the Bank increased its general reserves associated with its home equity portfolio due to higher historical loss percentages and declining residential real estate values. As real estate values and historical loss percentages have remained relatively stable during 2011, the Bank has not made any additional material qualitative or quantitative adjustments to its historical loss percentages. Home equity loans are one of the Bank’s largest homogenous pools of loans and are evaluated collectively in determining the allocated allowance. In determining the allocated allowance, management analyzes the average annual loss rates for the previous 3-year and 2-year periods, along with the current year loss rate, as well as comparisons to peer group corresponding loss rates. In addition, when qualitative factors, such as a general decline in home values, indicate an elevated risk of loss, management performs additional analysis on the home equity portfolio such as updating collateral values on a test basis.

During year 2011, the Bank charged off $7.3 million in loans compared to $12.5 million for 2010. In addition, the Bank also recorded $753,000 more in credits to its provision for loan losses for recoveries of previously charged off loans during 2011 than it did during 2010. Net charge-offs as a percentage of average loans within the Traditional Banking segment were 0.24% for 2011 compared to 0.51% for 2010. This equated to a $5.9 million reduction in net charge-offs for 2011 compared to 2010.

As a percentage of total loans, the Traditional Banking allowance for loan losses was 1.05% at December 31, 2011 compared to 1.06% at December 31, 2010. Management believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2011.

See the sections titled “Allowance for Loan Losses and Provision for Loan Losses” and “Asset Quality” in this section of the filing under “Financial Condition” for additional discussion regarding the provision for loan losses and the Bank’s delinquent and non-performing loans.

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

In August 2010, the IRS announced that it would no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season. The DI indicated whether an individual taxpayer would have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally-funded student loans.

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

As of December 31, 2011 and 2010, $14.3 million and $10.8 million of total RALs originated remained uncollected, representing 1.38% and 0.36% of total gross RALs originated during the respective tax years by RB&T. All of these loans were charged off as of June 30, 2011 and 2010. Management’s estimate of current year losses combined with recoveries of previous years’ RALs during the period, resulted in a net provision for loan loss expense of $11.6 million and $8.1 million for TRS during the years ended December 31, 2011 and 2010, respectively.

See the section titled “Allowance for Loan Losses and Provision for Loan Losses” in this section of the filing under “Financial Condition” for additional discussion regarding the provision for loan losses.

For additional discussion regarding TRS, see the following sections:
●     Part I Item 1 “Business”
●     Part I Item 1A “Risk Factors”
●     Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o     “Critical Accounting Policies and Estimates”
o     “Recent Developments”
o     “Overview”
o     “Results of Operations”
o     “Financial Condition”
●     Part II Item 8 “Financial Statements and Supplementary Data:”
o     Footnote 1 “Summary of Significant Accounting Policies”
o     Footnote 3 “Loans and Allowance for Loan Losses”
o     Footnote 8 “Deposits”
o     Footnote 10 “FHLB Advances”
o     Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o     Footnote 21 “Segment Information”
o     Footnote 22 “Regulatory Matters”

Discussion of 2010 vs. 2009

The Company recorded total provision for loan losses of $19.7 million for the year ended December 31, 2010, compared to $34.0 million for the same period in 2009. The significant components comprising the total Company decline in provision for loan losses follows:

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

Approximately $1.6 million of the decline in Traditional Banking segment provision for loan losses related to specific loss allocations associated with its large classified commercial loan relationships. Large commercial relationships are individually reviewed for classification and loan loss allocations when they have displayed an identified credit weakness. With improvement in the economy and the Bank’s loan portfolio delinquency trends during 2010, management’s individual evaluation of these large credits produced a lower required loan loss provision as compared to 2009.

Approximately $1.4 million of the decline in Traditional Banking segment provision for loan losses in 2010 related to stabilization of the Bank’s 90-day delinquent and non-accrual “retail” and “small-dollar commercial” relationships not specifically evaluated as part of the Bank’s large-dollar commercial classified asset review process. Loans falling into this category totaled $12 million at December 31, 2010 compared to $14 million at December 31, 2009. The increase in these balances during 2010 required an additional net loan loss provision of $488,000 during the year. Conversely, the substantial increase in these balances during 2009 required an additional loan loss provision of $1.9 million during 2009. The formula which determines the required loan loss reserves for loans falling into this category is calculated using migration analysis by loan type of prior year loss results.

Due to the steep decline in residential real estate values in Florida during 2009 and 2010, the Bank expanded the analysis of its home equity portfolio in the Florida market. During the second quarter of 2010, the Bank’s credit administration department obtained third party updated collateral values on home equity loans of $50,000 or greater in the Company’s Florida market, representing a substantial majority of the Florida home equity portfolio. In addition to obtaining a third party updated collateral value for each loan selected, the credit scores for the borrowers and the delinquent property tax statuses were also updated. As a result of the Bank’s review of year to date actual net charge offs and additional analysis, the Bank increased its consolidated home equity allocated allowance as a percentage of home equity loans outstanding to 0.85% in June 2010.

TRS segment

Despite the increase in dollar volume of RALs processed during the 2010 tax season, the provision for loan losses associated with RALs decreased from $18.1 million during 2009 to $8.1 million during 2010. The decrease in TRS’ provision for loan losses was due to improved underwriting criteria developed from 2009 tax season funding history from the IRS. RALs outstanding past their expected due date as of December 31, 2010 and 2009 were $10.8 million compared to $23.1 million during the 2009. Substantially all of these RALs were charged off prior to June 30, 2010 and 2009.

Non Interest Income

Table 4 – Analysis of Non Interest Income

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2011	2010	2009	2011/2010	2010/2009

Service charges on deposit accounts	$14,105	$15,562	$19,156	-9%	-19%
Electronic refund check fees	88,195	58,789	25,289	50%	132%
Net RAL securitization income	207	265	514	-22%	-48%
Mortgage banking income	3,899	5,797	11,021	-33%	-47%
Debit card interchange fee income	5,791	5,067	5,114	14%	-1%
Gain on sale of banking center	2,856	-	-	100%	0%
Gain on sale of securities available for sale	2,285	-	-	100%	0%
Net impairment loss on investment securities	(279)	(221)	(5,822)	26%	-96%
Other	2,565	2,399	2,349	7%	2%

Total non interest income	$119,624	$87,658	$57,621	36%	52%

Discussion of 2011 vs. 2010

Total Company non interest income increased $32.0 million, or 37%, for the year ended December 31, 2011 compared to 2010. The most significant components comprising the total Company increase in non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $4.4 million, or 19%, for 2011 compared to 2010.

Service charges on deposit accounts decreased $1.5 million, or 10%, during 2011 compared to 2010. Approximately $288,000 of this decrease was related to the discontinuation of the Bank’s Currency Connection card product, which was substantially completed by the end of the first quarter of 2010. The remaining decrease is the result of the continued general decline in consumer overdraft activity that the Bank, and the banking industry as a whole, has experienced the past several years. In addition, further contributing to this general decline in consumer overdraft activity, were the amended Regulation E (“Reg E”) guidelines which took effect on August 15, 2010. See additional discussion below regarding the amended Reg E guidelines.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Bank estimates that it has historically earned more than 60% of its overdraft related fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for 2011 and 2010 were $8.9 million and $11.0 million. The total net daily overdraft charges included in interest income for 2011 and 2010 was $1.8 million and $2.0 million, respectively.

In November 2010, the FDIC issued its final guidance on Automated Overdraft payment programs requiring FDIC regulated banks to implement and maintain robust oversight of these programs. This guidance states, “the FDIC expects institutions to implement effective compliance and risk management systems, policies, and procedures to ensure that institutions manage any overdraft payment programs in accordance with the 2005 Joint Guidance on Overdraft Protection Programs (FIL-11-2005) and the FRB November 2009 amendments to Regulation E, to avoid harming consumers or creating other compliance, operational, financial, reputational or other risks.”

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

Institutions using a third-party vendor for their overdraft payment programs must exercise careful oversight, as discussed in the FDIC’s 2008 Guidance for Managing Third-Party Risk. The FDIC will take supervisory action where overdraft payment programs pose unacceptable safety and soundness or compliance management system risks or result in violations of laws or regulations, including unfair or deceptive acts or practices and fair lending laws.”

Management implemented these guidelines effective July 1, 2011. These guidelines have had a negative impact on the Bank’s net income in 2011 and will continue to do so in the near-term. Management estimates that the impact of the implementation of these guidelines has reduced its overdraft related fee income by a range of 20%-25%.

As a result of the continued decline in service charges on deposits and a further anticipated decline as a result of the new FDIC guidelines, the Bank instituted a new fee structure for its retail checking account products during the third quarter of 2011. The new product design was implemented on July 1, 2011 for all newly opened retail accounts. On August 1, 2011 the Bank converted the substantial majority of its existing retail checking accounts into new product types with the new fee structures. The short-term goal of the new fee structure was to reverse the trend of declining service charges on deposits. In the long-term, the Bank’s goal is that the new fee structure, combined with growth in the Bank’s retail checking account base, will allow the service charges on deposits category to increase once again. Revenue generated during 2011 (primarily for a five month period) as a result of the new fees was approximately $947,000. The overall results of the new fees in the long-term will be highly dependent on customer deposit balances and overall customer acceptance of the new fee structure, as not all of the Bank’s competition has adopted similar changes in response to the FDIC guidelines. A lack of customer acceptance of the new account fees resulting in a significant decline in the number of retail deposit accounts could have a material negative impact on the Bank’s future deposit fee income.

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

The Bank recognized net gains on sales, calls and impairment of investment securities of $2.3 million during the year ended December 31, 2011. The substantial majority of the 2011 gain occurred during the second quarter of 2011, as the Bank sold available for sale securities with an amortized cost of $136 million. The decision to sell these securities was based, in large part, on positive growth developments within the loan portfolio.

TRS segment

TRS non interest income increased $29.5 million, or 50%, during the year ended December 31, 2011 compared to the same period in 2010. Net ERC/ERD fees increased $29.4 million for the year ended December 31, 2011 primarily attributable to the overall increase in volume at TRS during the tax season. ERC/ERD fee income was positively impacted by a 63% increase in the number of ERCs/ERDs processed resulting from a shift in business to higher volume tax preparation offices. Each year, RB&T performs an annual review of its third-party tax preparation offices looking to replace stores which may display any of the following characteristics: low overall product volume, RAL loan loss rates above an acceptable threshold, or lower than acceptable scores for RB&T’s audit and compliance reviews. During the 2011 tax season, RB&T shifted a large number of its lower volume JH offices into higher volume JH offices, keeping its overall office count with JH the same as the previous year, while significantly increasing ERC/ERD volume.

With regard to the TRS business segment, TRS faces direct competition for ERC/ERD market share from independently-owned processing groups partnered with banks. Independent processing groups that are unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. With RB&T’s resolution of its differences with the FDIC through the Agreement, RB&T will not continue to originate RALs beyond April 30, 2012. Without the ability to originate RALs, RB&T will face increased competition in the ERC/ERD marketplace. In addition to a potential loss of volume resulting from additional competitors, RB&T will also likely incur substantial pressure on its profit margin for its ERC/ERD products as well.

In addition to the potential impact to ERCs and ERDS resulting from a loss of the RAL product, the Agreement could also negatively impact RB&T’s ability to originate ERC and ERD products. As disclosed above, the Agreement contains a provision for an ERO Plan to be implemented by RB&T. The ERO Plan places additional oversight and training requirements on RB&T and its tax preparation partners that is not currently required by the regulators for RB&T’s competitors in the tax business. These additional requirements could make attracting new relationships, retaining existing relationships, and maintaining profit margin for ERCs and ERDs more difficult for RB&T once it is no longer able to offer RALs. At this time, management is unable to determine what the ultimate impact of the Agreement to ERC and ERD products will be in the future, but it does anticipate the impact to be negative to the overall profitability of the business segment.

For additional discussion regarding TRS, see the following sections:
●     Part I Item 1 “Business”
●     Part I Item 1A “Risk Factors”
●     Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o     “Critical Accounting Policies and Estimates”
o     “Recent Developments”
o     “Overview”
o     “Results of Operations”
o     “Financial Condition”
●     Part II Item 8 “Financial Statements and Supplementary Data:”
o     Footnote 1 “Summary of Significant Accounting Policies”
o     Footnote 3 “Loans and Allowance for Loan Losses”
o     Footnote 8 “Deposits”
o     Footnote 10 “FHLB Advances”
o     Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o     Footnote 21 “Segment Information”
o     Footnote 22 “Regulatory Matters”

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $1.9 million, or 33%, during 2011 compared to 2010. Mortgage Banking income was negatively impacted during much of 2011 by a decline in secondary market loan volume. During 2011, the Bank originated for sale $134 million of fixed rate residential real estate secondary market loans compared to $289 million during 2010.

As of December 31, 2011, the Bank had $4 million in loans held for sale with $16 million in fixed rate loan commitments to its customers and $20 million in hedging contracts. At December 31, 2010, the Bank had $15 million in loans held for sale with $11 million in fixed rate loan commitments to its customers and $26 million in hedging contracts. The Bank does not anticipate 2012 mortgage banking volume to reach the volume attained in 2011.

In addition to the factors noted in the previous paragraph, due to the reduction in long-term interest rates during the second half 2011, the fair value of the Bank’s MSRs declined as prepayment speed assumptions were adjusted higher. As a result of the decline in the fair value of the Bank’s MSRs, an impairment charge of $203,000 was recorded.

Discussion of 2010 vs. 2009

Total Company non interest income increased $30.0 million, or 52%, for 2010 compared to 2009. The most significant components comprising the total Company increase in non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $2.0 million, or 10%, for 2010 compared to the same period in 2009. The increase in non interest income was primarily the result of a decrease in OTTI charges that the Bank incurred for its private-label mortgage backed security portfolio. During 2009, the Bank recorded $5.8 million in OTTI charges, while recording only $221,000 during 2010.

Service charges on deposit accounts decreased $3.6 million, or 19%, during 2010 compared to 2009. Approximately $2.3 million of the decrease was due to the discontinuation of the Bank’s Currency Connection checking product, which was marketed to clients on a national basis through various third parties. The Bank discontinued the product because management did not believe that it would be able to grow revenue to a level which would achieve an acceptable profitability within the program, given a substantial anticipated increase in cost of future product delivery.

Approximately 13% of the Bank’s overdraft fee related income for 2010 was generated by commercial type clients not subject to EFTA rules with another 10% of the Bank’s income generated from accounts closed throughout the year. The Bank implemented a program during the second quarter of 2010 to notify all eligible clients of the new “opt in” requirements of the EFTA rules. Through December 31, 2010, those clients who “opted in” generated approximately 65% of the Bank’s overdraft fee income for the 2010. Approximately 2% of the Bank’s overdraft related fee income during the 2010 was generated by clients who responded that they did not wish to “opt in” to the program. The remaining 10% of the Bank’s overdraft related fee income for 2010 was generated by clients who did not respond to the Bank’s notifications. These accounts were automatically removed or opted out of the Regulation E portion of the Bank’s Overdraft Honor program. Management believes the EFTA did have a negative impact on the Bank’s overdraft related fee income beginning in the third quarter of 2010 and will continue to do so in the future. A decrease in future overdraft fee related income resulting from the new Regulation E requirements may be partially offset by growth in the Bank’s checking account base and potential fee increases for its overdraft related charges or other deposit related activities.

The total net per item fees included in service charges on deposits for 2010 and 2009 were $11.0 million and $12.3 million. The total net daily overdraft charges included in interest income for 2010 and 2009 was $2.0 million and $2.3 million, respectively.

TRS segment

TRS non interest income increased $33.3 million, or 129%, during 2010 compared to 2009. Net ERC/ERD fees increased $33.5 million for 2010 compared to 2009 primarily attributable to the overall increase in volume at TRS during the tax season. ERC/ERD fee income was positively impacted by a 24% increase in the number of ERCs/ERDs processed primarily due to growth it obtained through its revised contracts with JH and Liberty Tax Services. In addition, TRS increased ERC/ERD fee income significantly by reducing third party rebates to its technology and service providers.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $5.2 million for 2010 compared to 2009. The majority of this decrease was in the “gain on sale of loan” category, as a meaningful decline in short-term interest rates through the end of May 2009 caused a significant increase in demand for 15 and 30 year fixed rate loans, which the Bank sold into the secondary market. Despite similarly low interest rates, beginning in the second quarter and continuing through the end of 2010, demand did not return to prior year levels as many qualified homeowners had already taken advantage of historical low interest rates by refinancing in 2009. As a result, the Bank sold $556 million in fixed rate loans into the secondary market during 2009 compared to $289 million during 2010. During the third quarter of 2010, the Bank recorded an MSR valuation allowance of $157,000, however, this valuation allowance was reversed in the fourth quarter of 2010 resulting in an end of year valuation allowance of $0.

As of December 31, 2010, the Bank had $15 million in loans held for sale with $11 million in fixed rate loan commitments to its customers and $26 million in mandatory forward sales contracts primarily to Freddie Mac. At December 31, 2009, the Bank had $5 million in loans held for sale with $29 million in fixed rate loan commitments to its customers and $32 million in mandatory forward sales contracts primarily to Freddie Mac.

Non Interest Expenses

Table 5 – Analysis of Non Interest Expenses

				Percent Increase/(Decrease)
Year Ended December 31, (dollars in thousands)	2011	2010	2009	2011/2010	2010/2009

Salaries and employee benefits	$54,966	$55,246	$51,173	-1%	8%
Occupancy and equipment, net	21,713	21,958	22,370	-1%	-2%
Communication and transportation	5,695	5,418	5,354	5%	1%
Marketing and development	3,237	10,813	13,146	-70%	-18%
FDIC insurance expense	4,425	3,155	4,993	40%	-37%
Bank franchise tax expense	3,645	3,187	2,643	14%	21%
Data processing	3,207	2,697	3,017	19%	-11%
Debit card interchange expense	2,239	1,741	3,096	29%	-44%
Supplies	2,353	2,359	2,398	0%	-2%
Other real estate owned expense	2,356	1,829	2,253	29%	-19%
Charitable contributions	5,933	6,232	1,494	-5%	317%
Legal expense	3,969	1,832	1,298	117%	41%
FDIC civil money penalty	900	-	-	100%	0%
FHLB advance prepayment penalty	-	1,531	-	-100%	0%
Other	7,683	8,325	8,250	-8%	1%

Total non interest expenses	$122,321	$126,323	$121,485	-3%	4%

Discussion of 2011 vs. 2010

Total Company non interest expenses decreased $4.0 million, or 3%, for the year ended December 31, 2011 compared to 2010. The most significant components comprising the change in non interest expense were as follows:

Traditional Banking segment

Traditional Banking non interest expenses decreased $3.6 million, or 4%, for the year ended December 31, 2011 compared to 2010.

Salaries and employee benefits declined $604,000 during 2011 compared to 2010 due to a decline in incentive compensation accruals, contract labor costs, and a reduction in expenses associated with incentive stock options.

Data processing expense increased $432,000 during 2011 compared to 2010 primarily due to increased internet and mobile banking expenses.

Debit card interchange expense increased $498,000 during 2011 compared to 2010. This increase resulted from the expiration of credits received by the Bank during 2010 as compensation for a billing disagreement with the Bank’s third party processor.

Other real estate owned expense increased $527,000 consistent with the increase in foreclosure volume in 2011.

Contributions expense declined $676,000 during 2011 compared to 2010. In 2010, the Company established the Republic Bank Foundation to support charitable, educational, scientific and religious organizations throughout communities in Kentucky, Indiana, Ohio and Florida. Due to the financial success the Company achieved in 2011 and 2010, the Company significantly increased its contributions, making a $5 million contribution in each year to the Republic Bank Foundation. The Company allocated the cost of this contribution to its operating segments using a formula based on pre-tax profits. Since its formation, eligible new contributions, which may have been previously considered for payment by the Bank, have been directed to and paid by the Republic Bank Foundation.

Banking center and ATM service promotional expense declined $360,000 during 2011 consistent with the new fee structure for retail checking accounts announced during the third quarter of 2011. The new fee structure significantly reduced the number of client foreign ATM reimbursements.

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

TRS segment

TRS non interest expenses decreased $1.7 million, or 5%, for the year ended December 31, 2011 compared to 2010.

Salaries and employee benefits increased $369,000 during 2011 compared to 2010 due to increased staffing costs offset by a decline in bonus expense.

Marketing expense at TRS decreased $7.5 million during 2011 compared to 2010 due to the modification of RB&T’s contracts with JH. This contract modification eliminated a large fixed fee for marketing that RB&T was charged as part of the contracts. The elimination of this fee did not impact the overall financial results of operations for TRS, as this decrease was offset by the elimination of certain fees charged by RB&T to its customers, which substantially offset the fixed marketing fee.

Communication and transportation expense and office supplies at TRS increased $579,000 and $169,000, respectively, during 2011 compared to 2010 primarily attributable to increased postage, freight and mailing supplies associated with servicing the increase in volume at TRS.

FDIC insurance expense increased $1.5 million during 2011 compared to 2010 related primarily to a higher assessment rate levied against RB&T throughout the year by the FDIC for items specific to RB&T.

Bank Franchise tax expense represents taxes paid to different state taxing authorities based on capital. The substantial majority of the Company’s Bank Franchise expense is paid to the Commonwealth of Kentucky. Bank Franchise expense related to the TRS segment increased $401,000 compared to 2010, primarily due to an increase in capital associated with higher earnings at TRS.

Legal expense at TRS was $2.3 million for 2011 compared to $378,000 for 2010. The increase in legal expense was directly related to RB&T’s on-going regulatory actions with the FDIC. Management estimates that legal expenses at TRS in 2012 will be substantially reduced to normal historical type levels due to RB&T’s settlement with the FDIC.

During the second quarter of 2011, the FDIC assessed the CMP against RB&T at a $2 million level as part of the Amended Notice. The actual penalty paid during the fourth quarter of 2011 in connection with the settlement was $900,000, resulting in a $1.1 million credit to pre-tax income during the fourth quarter.

Charitable contribution expense totaled $4.9 million and $4.7 million at TRS for years ended December 31, 2011 and 2010, respectively. See discussion above under “Traditional Banking segment.”

For additional discussion regarding TRS, see the following sections:
●     Part I Item 1 “Business”
●     Part I Item 1A “Risk Factors”
●     Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o     “Critical Accounting Policies and Estimates”
o     “Recent Developments”
o     “Overview”
o     “Results of Operations”
o     “Financial Condition”
●     Part II Item 8 “Financial Statements and Supplementary Data:”
o     Footnote 1 “Summary of Significant Accounting Policies”
o     Footnote 3 “Loans and Allowance for Loan Losses”
o     Footnote 8 “Deposits”
o     Footnote 10 “FHLB Advances”
o     Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o     Footnote 21 “Segment Information”
o     Footnote 22 “Regulatory Matters”

Mortgage Banking segment

Mortgage Banking non interest expenses increased $1.3 million for the year ended December 31, 2011 compared to the same period in 2010 primarily due to the change in the allocation of certain shared expenses between segments offset by a reduction in loan origination volume.

Discussion of 2010 vs. 2009

Total Company non interest expenses increased $4.8 million, or 4%, during 2010 compared to 2009. Approximately $5.5 million of the increase related to TRS and was driven by the significant year-over-year growth in the program. Within the Company’s other operating segments, non interest expenses declined $700,000 for the year. The most significant components comprising the increase in non interest expense were as follows:

Traditional Banking segment

Salaries and employee benefits increased $2.2 million for 2010 compared to 2009 due to annual merit increases, additional staffing and increased employee benefits expense. In addition, the Bank experienced a $716,000 decrease in its ASC 310-20 “Receivables – Non-refundable Fees and Other Costs” salary expense deferral for 2010 as a result of a reduction in new loan originations.

FDIC insurance assessment expense decreased $1.8 million during 2010 compared to 2009. During the second quarter of 2009, the Company incurred a $1.4 million special assessment which the FDIC implemented to all banks nationally in order to replenish the Deposit Insurance Fund.

Debit card interchange expense decreased $1.4 million during 2010 compared to 2009, as the Bank entered into a new contract with a third party provider at significantly reduced rates. In addition, this expense item incurred a benefit of $530,000 during 2010 due to a non-recurring credit from the third party provider as compensation for a processing error.

Other real estate owned expense decreased $424,000 during 2010 compared to 2009, primarily due to the significant prior period write downs related to two properties held in Florida.

During the first quarter of 2010, the Bank prepaid $87 million in FHLB advances that were originally scheduled to mature between April 2010 and January 2011. These advances had a weighted average cost of 3.48%. The Bank incurred $1.5 million in early termination penalties in connection with this transaction but saved approximately $1.6 million in interest expense on its FHLB borrowings during 2010 and the first quarter of 2011, netting the Bank a combined overall savings of approximately $91,000 as a result of the transaction with a net $46,000 of that savings occurring during 2010.

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

Charitable contribution expense totaled $4.7 million at TRS for 2010. Due to the financial success the Company achieved in the first quarter of 2010, Republic made a $5 million contribution to the new Republic Bank Foundation. The Company allocated the cost of this contribution to its operating segments using a formula based on gross profits.

Mortgage Banking segment

Non interest expenses increased $905,000 for 2010 compared to 2009 primarily due to a change in the allocation of certain shared expenses during 2010 between segments.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $363 million in cash and cash equivalents at December 31, 2011 compared to $786 million at December 31, 2010.

During the fourth quarter of 2011, RB&T accumulated cash via Federal Home Loan Bank (“FHLB”) advances totaling $300 million in preparation for the first quarter 2012 tax season. Management anticipates obtaining between $200 million and $300 million of short-term brokered deposits during January 2012 to complete its anticipated funding needs for the first quarter 2012 tax season. During the fourth quarter of 2010, RB&T accumulated cash via short-term brokered deposits totaling $562 million in preparation for the first quarter 2011 tax season.

For cash held at the Federal Reserve Bank (“FRB”), the Bank earns a yield of 0.25%. For all other cash held within the Bank’s branch and ATM networks, the Bank does not earn interest.

The Bank has strategically reduced its excess cash during 2011 by retaining fixed rate loans that the Bank has historically sold into the secondary market, purchasing investment securities with longer maturities, purchasing commercial real estate loans, paying down excess FHLB borrowings and further reducing offering rates on certificate of deposit products. These strategies were implemented to improve the Bank’s net interest margin and net interest income.

Investment Securities

Table 6 – Investment Securities Portfolio

December 31, (in thousands)	2011	2010	2009

Securities available for sale (fair value):

U.S. Treasury securities and
U.S. Government agencies	$152,674	$120,297	$48,082
Private label mortgage backed and other
private label mortgage-related securities	4,542	5,124	5,901
Mortgage backed securities - residential	293,329	158,677	238,154
Collateralized mortgage obligations	195,403	225,657	124,174
Total securities available for sale	645,948	509,755	416,311

Securities to be held to maturity (carrying value):

U.S. Treasury securities and
U.S. Government agencies	4,233	4,191	9,187
Obligations of states and political subdivisions	-	-	384
Mortgage backed securities - residential	1,376	1,930	2,748
Collateralized mortgage obligations	22,465	26,818	38,605
Total securities to be held to maturity	28,074	32,939	50,924

Total investment securities	$674,022	$542,694	$467,235

Securities available for sale primarily consists of U.S. Treasury securities and U.S. Government agency obligations, including agency mortgage backed securities (“MBSs”) and agency collateralized mortgage obligations (“CMOs”). The agency MBSs primarily consist of hybrid mortgage investment securities, as well as other adjustable rate mortgage investment securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”). Agency CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Bank uses a portion of the investment securities portfolio as collateral to Bank clients for securities sold under agreements to repurchase (“repurchase agreements”). The remaning eligible securities that are not pledged to secure client repurchase agreements are pledged to the Federal Home Loan Bank as collateral for the Bank’s borrowing line. Strategies for the investment securities portfolio may be influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

Securities available for sale increased by $136 million during 2011 to $646 million at December 31, 2011. In February 2011, the Bank modified its investment strategy, taking on more interest rate risk by reinvesting a portion of its excess cash into longer-term investment securities, thus increasing its projected net interest income and net interest margin for the near-term. The Bank primarily invested in longer-term U.S. government agency securities with an average life between three and seven years. As commercial loan demand increased in 2011, the Bank elected to sell a portion of these securities that had appreciated to lower the duration of the Bank’s investment portfolio in anticipation of large loan balances settling in the second and third quarter of 2011.

Growth in deposits continued to outpace the growth in loans throughout the second and third quarters of 2011, increasing cash balances on hand. The Bank purchased additional investment securities in the third quarter to deploy these excess funds at a higher yield. Securities purchased were concentrated in agency hybrid mortgage-backed securities with a weighted average yield of 2.08% and duration of 3.7 years.

For discussion of the Bank’s private label mortgage backed and mortgage related securities, see “Critical Accounting Policies and Estimates” in this section of the filing and Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

Detail of the fair value of the Bank’s mortgage backed investment securities follows:

Table 7 – Mortgage Backed Investment Securities

December 31, (in thousands)	2011	2010

Private label mortgage backed and other
private label mortgage-related of securities	$4,542	$5,124
Mortgage backed securities - residential	294,806	160,716
Collateralized mortgage obligations	218,027	253,245
Total mortgage backed securities fair value	$517,375	$419,085

For discussion of the Bank’s private label mortgage backed and mortgage related securities, see “Critical Accounting Policies and Estimates” in this section of the filing and Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data.”

In addition, the Bank holds agency structured notes in the investment portfolio which consist of step up bonds. A step up bond pays an initial coupon rate for the first period, and then a higher coupon rate for the following periods. These investments are predominantly classified as available for sale. The amortized cost and fair value of the structured note investment portfolio follows:

Table 8 – Structured Notes

December 31, (in thousands)	2011	2010

Amortized cost	$70,232	$97,504
Fair value	70,087	97,511

Table 9 – Securities Available for Sale

			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2011 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and
U.S. Government agencies:
Due from one year to five years	152,085	152,674	1.83%	1.05
Total U.S. Treasury securites and
U.S. Government agencies	152,085	152,674	1.83%	1.05
Total private label mortgage backed and other
private label mortgage-related securities	5,818	4,542	10.56%	4.03
Total mortgage backed securities - residential	287,013	293,329	3.11%	7.00
Total collateralized mortgage obligations	194,663	195,403	1.23%	3.44
Total securities available for sale	$639,579	$645,948	2.30%	4.47

Table 10 – Securities to be Held to Maturity

			Weighted	Average
	Carrying	Fair	Average	Maturity in
December 31, 2011 (dollars in thousands)	Value	Value	Yield	Years

U.S. Treasury securities and
U.S. Government agencies:
Due in one year or less	$3,690	$3,708	2.15%	0.54
Due from one year to five years	543	533	1.56%	2.83
Total U.S. Treasury securities and
U.S. Government agencies:	4,233	4,241	2.08%	0.83
Total mortgage backed securities - residential	1,376	1,477	5.13%	3.10
Total collateralized mortgage obligations	22,465	22,624	1.61%	4.93
Total securities to be held to maturity	$28,074	$28,342	1.85%	4.22

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $109 million during 2011 to $2.3 billion at December 31, 2011. The Bank experienced the growth in its loan portfolio despite the disposition of $13 million in loans associated with the sale of its Bowling Green banking center.

As a result of the historically low interest rate environment the last three years, the Bank has been challenged to grow its residential real estate portfolio, as consumer demand shifted to 15 and 30 year fixed rate loan products that the Bank has historically sold into the secondary market. As previously discussed, the Bank did elect during 2011 to originate and retain $59 million of longer-term fixed rate loans that it has typically sold into the secondary market. In addition to this strategy, the Bank also created a fixed rate Home Equity Amortizing Loan (“HEAL”) product during the second half of 2010 in an effort to grow its residential real estate portfolio. The HEAL product is a first mortgage or a junior-lien mortgage product with amortization periods of 20 years or less. Features of the HEAL include $199 fixed closing costs; no requirement for the client to escrow insurance and property taxes; and as with the Bank’s traditional ARM products, no requirement for private mortgage insurance. The overall features of the HEAL have made it an attractive alternative to long-term fixed rate secondary market products. As of December 31, 2011, the Bank had $58 million of HEALs outstanding.

Commercial real estate loans increased $32 million, or 5%, from December 31, 2010. In order to combat a declining net interest margin, during the second quarter of 2011, the Bank purchased performing commercial real estate loans with a face amount of approximately $37 million at a 13% discount to par. At the time of purchase, these loans had a weighted average life of approximately seven years with an expected yield to maturity of 8.28%. In addition to the growth resulting from the previously discussed commercial real estate loan purchase, the commercial real estate portfolio experienced internally originated growth of $5 million.

At December 31, 2011, commercial real estate loans comprised 29% of the total gross loan portfolio and were concentrated primarily within the Bank’s existing markets. These loans are generally secured by multi-family investment properties, single family residential developments, medical facilities, small business owner occupied offices, retail properties, hotels and other commercial real estate. These loans typically have interest rates that are initially fixed for one to ten years with the remainder of the loan term subject to repricing based on various market indices. In order to reduce the negative effect of refinance activity within the portfolio during a declining interest rate environment, the Bank requires an early termination penalty on substantially all commercial real estate loans for a portion of the fixed term period. The Bank’s underwriting standards typically include personal guarantees on most commercial real estate loans.

In June 2011, the Bank commenced business in its newly established warehouse lending division and had $41 million outstanding at December 31, 2011. Through this division, the Bank provides short-term, revolving credit facilities to mortgage bankers across the nation. These credit facilities are secured by single family first lien residential real estate loans. The credit facility enables the mortgage banking customers to close single family first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. These individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold to the secondary market investor. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to payoff the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer. As of December 31, 2011, the Bank had four warehouse loan clients with $41 million of outstanding loans from total credit lines of $80 million.

The table below illustrates Republic’s loan portfolio composition for the past five years:

Table 11 – Loan Portfolio Composition

December 31, (in thousands)	2011	2010	2009	2008	2007

Residential real estate:
Owner occupied	$985,735	$918,407	$976,348	$960,635	$1,000,068
Non owner occupied	99,161	126,404	120,963	134,905	168,523
Commercial real estate	639,966	640,872	641,451	653,048	658,987
Commercial real estate - purchased whole loans	32,741	-	-	-	-
Real estate construction	67,406	68,701	83,090	99,395	163,700
Commercial	119,117	108,720	104,274	111,604	90,741
Warehouse lines of credit	41,496	-	-	-	-
Home equity	280,235	289,945	318,449	313,418	280,506
Consumer:
Credit cards	8,580	8,213	8,052	6,671	4,587
Overdrafts	950	901	2,006	2,796	1,238
Other consumer	9,908	13,077	13,599	21,385	28,723

Total gross loans	$2,285,295	$2,175,240	$2,268,232	$2,303,857	$2,397,073

The table below illustrates the Bank’s maturities and repricing frequency, including estimated prepayments for the loan portfolio:

Table 12 – Selected Loan Distribution

			Over One
		One Year	Through	Over
December 31, 2011 (in thousands)	Total	Or Less	Five Years	Five Years

Fixed rate loan maturities:

Residential real estate:	$528,549	$134,873	$208,202	$185,474
Commercial real estate	200,409	133,778	42,049	24,582
Commercial real estate - purchased whole loans	32,741	22,738	9,732	271
Real estate construction	21,631	7,122	671	13,838
Commercial	106,883	58,029	30,660	18,194
Warehouse lines of credit	-	-	-	-
Home equity	5,958	550	-	5,408
Consumer:
Credit cards	-	-	-	-
Overdrafts	950	950	-	-
Other consumer	8,654	2,176	3,391	3,087
Total fixed rate loans	$905,775	$360,216	$294,705	$250,854

Variable rate loan maturities:

Residential real estate:	$556,347	$298,205	$209,940	$48,202
Commercial real estate	439,557	339,022	95,242	5,293
Commercial real estate - purchased whole loans	-	-	-	-
Real estate construction	45,775	45,661	114	-
Commercial	12,234	10,153	2,081	-
Warehouse lines of credit	41,496	41,496	-	-
Home equity	274,277	266,327	4,165	3,785
Consumer:
Credit cards	8,580	8,580	-	-
Overdrafts	-	-	-	-
Other consumer	1,254	1,254	-	-
Total variable rate loans	$1,379,520	$1,010,698	$311,542	$57,280

Total:

Residential real estate:	$1,084,896	$433,078	$418,142	$233,676
Commercial real estate	639,966	472,800	137,291	29,875
Commercial real estate - purchased whole loans	32,741	22,738	9,732	271
Real estate construction	67,406	52,783	785	13,838
Commercial	119,117	68,182	32,741	18,194
Warehouse lines of credit	41,496	41,496	-	-
Home equity	280,235	266,877	4,165	9,193
Consumer:
Credit cards	8,580	8,580	-	-
Overdrafts	950	950	-	-
Other consumer	9,908	3,430	3,391	3,087
Total loans	$2,285,295	$1,370,914	$606,247	$308,134

Allowance for Loan Losses and Provision for Loan Losses

The Bank maintains an allowance for probable incurred credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the allowance for the loan losses on a monthly basis and presents and discusses the analysis with the Audit Committee and the Board of Directors on a quarterly basis.

The Bank maintains a “watch list” of commercial and commercial real estate loans and large single family residential real estate and home equity loans. The Bank reviews and monitors these loans on a regular basis. Generally, assets are designated as watch list loans to ensure more frequent monitoring. Watch list loans are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is generally downgraded and often placed on non-accrual status.

Management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type and assigns risk multiples to certain categories to account for qualitative factors including current economic conditions. The average five year, four year, three year, two year and current year loss rates are reviewed in the analysis, as well as comparisons to peer group loss rates. Currently, management has assigned a greater emphasis on the two year and current year loss rates when determining its allowance for loan losses. Management makes allocations within the allowance for loan losses for specifically classified loans regardless of loan amount, collateral or loan type. In addition, historical loss rates for non-accrual loans and loans that are past due 90 days or more and that are not specifically classified are analyzed and applied based on respective balances and loan types.

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

In addition to obtaining appraisals at the time of loan origination, the Bank updates appraisals for collateral dependent loans with potential impairment. Updated appraisals for collateral-dependent commercial related loans exhibiting an increased risk of loss are obtained within one year of the last appraisal. Collateral values for past due residential mortgage loans and home equity loans are generally updated prior to a loan becoming 90 days delinquent, but no more than 180 days past due. When determining the allowance amount, to the extent updated collateral values cannot be obtained due to the lack of recent comparable sales or for other reasons, the loan review department discounts the valuation of the collateral primarily based on the age of the appraisal and the real estate market conditions of the location of the underlying collateral.

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

The Bank’s allowance for loan losses increased $984,000 during the year to $24.1 million at December 31, 2011. As a percent of total loans, the allowance for loans losses decreased slightly to 1.05% at December 31, 2011 compared to 1.06% at December 31, 2010. In general, the fluctuation in the allowance for loan losses as a percentage of total loans was due primarily to the following:

●	The Bank increased its loan loss allowance by a net $688,000 during the year for specific loss allocations related to large commercial credits.

●
The Bank decreased its loan loss allowance by a net $54,000 during the year for 90-day delinquent and/or non-accrual retail and small dollar commercial relationships not specifically evaluated as part of the Bank’s large-dollar commercial classified asset review process.

●
The Bank increased its overall allowance by a net $242,000 during 2011 related to quantitative and qualitative adjustments to its historical loss percentages for its general reserves across all loan categories with the largest percentage increase in the commercial real estate and mortgage warehouse lending categories.

Home equity loans are one of the Bank’s largest homogenous pools of loans and are evaluated collectively in determining the allocated allowance. In determining the allocated allowance, management analyzes the average annual loss rates for the previous 3-year and 2-year periods, along with the current year loss rate, as well as comparisons to peer group corresponding loss rates. In addition, when qualitative factors, such as a general decline in home values, indicate an elevated risk of loss, management performs additional analysis on the home equity portfolio such as updating collateral values on a test basis.

Management believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2011. For additional discussion regarding Republic’s methodology for determining the adequacy of the allowance for loan losses, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

Table 13 – Summary of Loan Loss Experience

Year Ended December 31, (dollars in thousands)	2011	2010	2009	2008	2007

Allowance for loan losses at beginning of year	$23,079	$22,879	$14,832	$12,735	$11,218

Charge offs:

Residential real estate	(2,760)	(3,012)	(2,439)	(1,356)	(553)
Commercial real estate	(1,125)	(4,846)	(956)	(257)	(493)
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	(845)	(1,261)	(1,196)	(2,970)	(158)
Commercial	(100)	(207)	(372)	(98)	(132)
Warehouse lines of credit	-	-	-	-	-
Home equity	(1,279)	(1,811)	(1,915)	(507)	(397)
Consumer:
Credit cards	(241)	(158)	(389)	(153)	(40)
Overdrafts	(678)	(848)	(832)	(1,250)	(1,036)
Other consumer	(281)	(362)	(563)	(349)	(455)
Tax Refund Solutions	(15,484)	(14,584)	(31,180)	(9,206)	(4,246)
Total charge offs	(22,793)	(27,089)	(39,842)	(16,146)	(7,510)

Recoveries:

Residential real estate	245	70	84	153	102
Commercial real estate	301	48	120	215	213
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	237	248	102	-	1
Commercial	128	49	16	34	59
Warehouse lines of credit	-	-	-	-	-
Home equity	159	23	23	48	37
Consumer:
Credit cards	32	19	16	27	26
Overdrafts	506	385	257	250	259
Other consumer	279	292	206	155	161
Tax Refund Solutions	3,924	6,441	13,090	1,156	1,349
Total recoveries	5,811	7,575	13,914	2,038	2,207

Net loan charge offs	(16,982)	(19,514)	(25,928)	(14,108)	(5,303)

Provision for loan losses - Traditional Banking	6,406	11,571	15,885	8,154	3,923
Provision for loan losses - Tax Refund Solutions	11,560	8,143	18,090	8,051	2,897
Total provision for loan losses	17,966	19,714	33,975	16,205	6,820

Allowance for loan losses at end of year	$24,063	$23,079	$22,879	$14,832	$12,735

Credit Quality Ratios - Total Company:

Allowance for loan losses to total loans	1.05%	1.06%	1.01%	0.64%	0.53%
Allowance for loan losses to non-performing loans	103%	82%	53%	110%	132%
Net loan charge offs to average loans	0.76%	0.83%	1.09%	0.60%	0.22%

Credit Quality Ratios - Traditional Banking:

Allowance for loan losses to total loans	1.05%	1.06%	1.01%	0.64%	0.53%
Allowance for loan losses to non-performing loans	103%	82%	53%	110%	132%
Net loan charge offs to average loans	0.24%	0.51%	0.34%	0.26%	0.10%

The table below sets forth management’s allocation of the allowance for loan losses by loan type. The allowance allocation is based on management’s assessment of economic conditions, historical loss experience, loan volume, past due and non-accrual loans and various other factors. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance or future allowance allocation.

Table 14 – Management’s Allocation of the Allowance for Loan Losses

	2011		2010		2009		2008		2007
December 31, (dollars in thousands)	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans	Allowance	Percent of Loans to Total Loans

Residential real estate	$6,354	47%	$5,282	48%	$4,936	48%	$2,562	47%	$1,762	49%
Commercial real estate	7,724	29%	7,214	30%	9,180	28%	6,554	29%	6,316	27%
Real estate construction	3,042	3%	2,612	3%	2,434	4%	1,508	4%	1,012	7%
Commercial	1,129	7%	1,347	5%	1,473	5%	1,086	5%	931	4%
Consumer	865	2%	1,078	1%	1,068	1%	479	1%	378	1%
Home equity	2,984	12%	3,581	13%	1,823	14%	678	14%	371	12%
Unallocated	1,965	-	1,965	-	1,965	-	1,965	-	1,965	-
Total	$24,063	100%	$23,079	100%	$22,879	100%	$14,832	100%	$12,735	100%

Consistent with the past several years, the Company’s allowance for loan loss calculation contains an “unallocated” component at December 31, 2011. The term “unallocated” is not defined in GAAP, but is used in practice with various meanings. The Company has traditionally used the term “unallocated” to represent amounts that are not attributable to or were not measured on any particular groups of loans. In 2005, the Company elected to maintain its then-unallocated allowance for loan losses at its current level. This equated to approximately $1.9 million. The Company has concluded that its “unallocated” allowance properly reflected estimated credit losses determined in accordance with GAAP in the past and believes it has been properly supported. However, beginning January 1, 2012, the Company plans to effectively allocate its “unallocated” allowance, adjusting its historical loss rates for certain groups of loans for qualitative and/or environmental factors.

In executing this methodology change, the Company will focus on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and are not included in the scope of SFAS 114. These portfolios are typically not graded and not subject to annual review. Such groups of loans include:

●	Residential real estate – Owner Occupied
●	Residential real estate – Non Owner Occupied
●	Home Equity
●	Consumer
●	Overdrafts
●	Credit Cards

The composition of loans classified within the allowance for loan losses follows:

Table 15 – Classified Assets

December 31, (in thousands)	2011	2010	2009	2008	2007

Loss	$-	$-	$-	$-	$-
Doubtful	-	-	-	-	-
Substandard	43,088	38,245	46,335	17,128	13,683
Special mention	35,455	54,254	57,036	43,614	26,292

Total classified assets	$78,543	$92,499	$103,371	$60,742	$39,975

Asset Quality

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans 90 days or more past due and still accruing. Impaired loans that are not placed on non-accrual status are not included in non-performing loans. The non-performing loan category includes impaired loans totaling approximately $12 million at December 31, 2011.

Non-performing loans to total loans decreased to 1.02% at December 31, 2011, from 1.30% at December 31, 2010, as the total balance of non-performing loans decreased by $5 million for the same period.

The following table details the Bank’s non-performing loans and non performing assets and select credit quality ratios:

Table 16 – Non-performing Loans and Non-performing Assets

December 31, (dollars in thousands)	2011	2010	2009	2008	2007

Loans on non-accrual status (1)	$23,306	$28,317	$43,136	$11,324	$8,303
Loans past due 90 days or more and still on accrual	-	-	8	2,133	1,318

Total non-performing loans	23,306	28,317	43,144	13,457	9,621
Other real estate owned	10,956	11,969	4,772	5,737	795
Total non-performing assets	$34,262	$40,286	$47,916	$19,194	$10,416

Credit Quality Ratios - Total Company
Non-performing loans to total loans	1.02%	1.30%	1.90%	0.58%	0.40%
Non-performing assets to total loans (including OREO)	1.49%	1.84%	2.11%	0.83%	0.43%
Non-performing assets to total assets	1.00%	1.11%	1.22%	0.49%	0.33%

Credit Quality Ratios - Traditional Banking
Non-performing loans to total loans	1.02%	1.30%	1.90%	0.58%	0.40%
Non-performing assets to total loans (including OREO)	1.49%	1.84%	2.11%	0.83%	0.43%
Non-performing assets to total assets	1.10%	1.32%	1.60%	0.69%	0.36%

(1)      Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans.

Approximately $14 million of the Bank’s total non-performing loans at December 31, 2011 are in the residential real estate category with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank does not consider any of these loans to be “sub-prime.”

Residential real estate values in Kentucky have generally performed better than the national average, and as a result, losses from these loans have been minimal in relation to the size of the Bank’s residential real estate loan portfolio.

Approximately $6 million of the Bank’s total non-performing loans are in the commercial real estate and real estate construction loan portfolios as of December 31, 2011. These loans are secured primarily by commercial properties. In addition to the primary collateral, the Bank also obtained in many cases, at the time of origination, personal guarantees from the principal borrowers and secured liens on the guarantors’ primary residences.

The composition of the Bank’s non-performing loans follows:

Table 17 – Non-performing Loan Composition

December 31, (in thousands)	2011	2010	2009	2008	2007

Residential real estate	$13,748	$15,236	$14,832	$7,147	$6,644
Commercial real estate	3,032	6,265	16,850	2,665	1,750
Commercial real estate - purchased
whole loans	-	-	-	-	-
Real estate construction	2,521	3,682	9,500	2,749	882
Commercial	373	323	647	243	113
Warehouse lines of credit	-	-	-	-	-
Home equity	3,603	2,734	1,244	567	123
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	29	77	71	86	109

Total non-performing loans	$23,306	$28,317	$43,144	$13,457	$9,621

Table 18 – Non-performing Loans to Total Loans by Loan Type

December 31,	2011	2010	2009	2008	2007

Residential real estate	1.27%	1.46%	1.35%	0.65%	0.57%
Commercial real estate	0.47%	0.98%	2.63%	0.41%	0.27%
Commercial real estate - purchased
whole loans	0.00%	0.00%	0.00%	0.00%	0.00%
Real estate construction	3.74%	5.36%	11.43%	2.77%	0.54%
Commercial	0.31%	0.30%	0.62%	0.22%	0.12%
Warehouse lines of credit	0.00%	0.00%	0.00%	0.00%	0.00%
Home equity	1.29%	0.94%	0.39%	0.18%	0.04%
Consumer:
Credit cards	0.00%	0.00%	0.00%	0.00%	0.00%
Overdrafts	0.00%	0.00%	0.00%	0.00%	0.00%
Other consumer	0.29%	0.59%	0.52%	0.41%	0.38%

Total non-performing loans to total loans	1.02%	1.30%	1.90%	0.58%	0.40%

Based on the Bank’s review of the large individual non-performing commercial credits, as well as its migration analysis for its residential real estate and home equity non-performing portfolio, management believes that its reserves as of December 31, 2011, are adequate to absorb probable losses on these non-performing loans.

Approximately $17 million in non-performing loans at December 31, 2010, were removed from the non-performing loan classification during 2011. Approximately $2 million, or 13%, of these loans were removed from the non-performing category because they were charged-off. Approximately $7 million, or 42%, in loan balances were transferred to other real estate owned (“OREO”) with $6 million refinanced at other financial institutions. The remaining $2 million was returned to accrual status for performance reasons, such as six consecutive months of performance.

Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $1.1 million, $1.3 million and $2.2 million in 2011, 2010 and 2009, respectively.

The following table details the activity of the Bank’s non-performing loans:

Table 19 – Rollforward of Non-performing Loan Activity

December 31, (in thousands)	2011	2010	2009

Non-performing loans at beginning of year	$28,317	$43,144	$13,457
Loans added to non-performing status	13,490	18,524	39,280
Loans removed from non-performing status (see
table below)	(16,699)	(31,751)	(8,814)
Principal paydowns	(1,802)	(1,600)	(779)

Non-performing loans at end of year	$23,306	$28,317	$43,144

Table 20 – Detail of Loans Removed from Non-Performing Status

Year Ended December 31, (in thousands)	2011	2010	2009

Loans charged off	$2,220	$5,891	$1,332
Loans transferred to OREO	7,070	14,738	3,396
Loans refinanced at other institutions	5,677	5,118	2,722
Loans returned to accrual status	1,732	6,004	1,364

Non-performing loans at end of year	$16,699	$31,751	$8,814

Delinquent Loans

As detailed in the table below, past due loans within the residential real estate, commercial real estate and real estate construction categories improved significantly, or $4 million, from December 31, 2010 to December 31, 2011, while home equity delinquencies increased $2 million for the same period. More specifically, the following factors contributed to the net $2 million decline in delinquent loans:

●
Approximately $4.0 million of the December 31, 2010 residential real estate past due balances were transferred to OREO, approximately $1.5 million in balances were charged off, with $7.3 million brought current or refinanced at other financial institutions, while the remainder of the fluctuation relates to loans that became past due for the first time in 2011.

●
Approximately $1.5 million of the December 31, 2010 commercial real estate past due balances were transferred to OREO while $2.5 million was brought current or refinanced at other financial institutions.

●	Approximately $1.4 million of the December 31, 2010 real estate construction past due balances were brought current, while $300,000 was transferred to OREO.
●	Approximately $2.3 million of the increase in home equity delinquencies related to 11 relationships that were past due at December 31, 2011 and not at December 31, 2010.

The composition of the Bank’s delinquent loans follows:

Table 21 – Delinquent Loan Composition

December 31, (in thousands)	2011	2010	2009	2008	2007

Residential real estate	$14,299	$16,031	$22,601	$11,663	$7,917
Commercial real estate	5,126	5,700	14,111	4,507	3,427
Commercial real estate - purchased
whole loans	-	-	-	-	-
Real estate construction	541	2,322	4,111	5,190	2,226
Commercial	105	67	434	504	254
Warehouse lines of credit	-	-	-	-	-
Home equity	4,041	2,444	3,142	2,296	1,683
Consumer:
Credit cards	53	61	54	95	-
Overdrafts	129	158	155	130	-
Other consumer	139	144	246	380	940

Total past due loans	$24,433	$26,927	$44,854	$24,765	$16,447

All loans greater than 90 days past due or more as of December 31, 2011 and December 31, 2010 were on non-accrual status.

Table 22 – Delinquent Loans to Total Loans by Loan Type (1)

December 31,	2011	2010	2009	2008	2007

Residential real estate	1.32%	1.53%	2.06%	1.06%	0.68%
Commercial real estate	0.80%	0.89%	2.20%	0.69%	0.52%
Commercial real estate - purchased
whole loans	0.00%	0.00%	0.00%	0.00%	0.00%
Real estate construction	0.80%	3.38%	4.95%	5.22%	1.36%
Commercial	0.09%	0.06%	0.42%	0.45%	0.28%
Warehouse lines of credit	0.00%	0.00%	0.00%	0.00%	0.00%
Home equity	1.44%	0.84%	0.99%	0.73%	0.60%
Consumer:
Credit cards	0.62%	0.74%	0.67%	1.42%	0.00%
Overdrafts	13.58%	17.54%	7.73%	4.65%	0.00%
Other consumer	1.40%	1.10%	1.81%	1.78%	3.27%

Total past due loans to total loans	1.07%	1.24%	1.98%	1.07%	0.69%

(1) – Represents total loans over 30 days past due divided by total loans.

Impaired Loans and TDRs

The Bank defines impaired loans as follows:

●	All loans internally classified as “substandard,” “doubtful” or “loss” (including TDRs),
●	All loans internally classified as “special mention” on non-accrual status (including TDRs);
●	All non-classified retail and commercial loan TDRs; and
●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

The Bank’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $77 million at December 31, 2011 compared to $51 million at December 31, 2010. The majority of the increase in impaired loans in 2011 related to TDR maturity extensions.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of December 31, 2011, the Bank had $67 million in TDRs, of which $6 million were on non-accrual status. As of December 31, 2010, the Bank had $39 million in TDRs, of which $5 million were on non-accrual status.

The composition of the Bank’s impaired loans follows:

Table 23 – Impaired Loan Composition

December 31, (in thousands)	2011	2010

Troubled debt restructurings	$67,022	$38,660
Classifed loans (which are not TDRs)	10,171	12,632

Total impaired loans	$77,193	$51,292

See Footnote 3 “Loans and Allowance for Loan Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding impaired loans and TDRs.

OREO

Table 24 – Rollforward of OREO Activity

December 31, (in thousands)	2011	2010	2009

OREO at beginning of year	$11,973	$4,772	$5,737
Transfer from loans to OREO	11,300	17,802	7,332
OREO sold	(11,400)	(9,474)	(6,286)
Writedowns	(917)	(1,127)	(2,011)

OREO at end of year	$10,956	$11,973	$4,772

At December 31, 2011 approximately $4.8 million of the OREO balance was concentrated in the residential real estate category, with $2.0 million and $4.1 million related to commercial real estate and real estate construction, respectively. Approximately $2.6 million of the ending OREO balance was concentrated in one land development property located in Kentucky. The Bank currently has a contract on this property, which it expects to finalize during the second quarter of 2012. The final sale is contingent upon the buyer’s due diligence of the property and the buyer being able to obtain desired zoning.

Deposits

Total Company deposits decreased $569 million from December 31, 2010 to $1.7 billion at December 31, 2011. Total Company interest-bearing deposits decreased $652 million, or 33%. Excluding interest-bearing deposits associated with TRS, interest-bearing deposits decreased $90 million, or 6%, during 2011. Total Company non interest-bearing deposits increased $83 million, or 26%, from December 31, 2010 to December 31, 2011.

As mentioned above, the decline in interest-bearing accounts was heavily concentrated in the brokered certificates deposit category and related to TRS. Total Company brokered certificates of deposit decreased $600 million, or 87%, during 2011 to $88 million at December 31, 2011. RB&T did not acquire any brokered certificates of deposits during the fourth quarter of 2011 to be utilized in the first quarter of 2012 to fund RALs. During the fourth quarter of 2010, RB&T acquired approximately $562 million in brokered certificates of deposits to fund RALs for first quarter of 2011. These deposits had a weighted average cost of 0.42% with an average life of three months.

Total demand (NOW and SuperNOW) accounts increased $225 million, or 75%, during 2011, while money market accounts declined $204 million, or 32%, during the same period. Approximately $195 million of the change between categories occurred during the third quarter and was directly related to provisions within the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Act”). The Act removed the prohibition on payments of interest on demand accounts as of July 21, 2011, and based on this, the substantial majority of the Bank’s corporate money market relationships were converted into transactional NOW accounts.

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens. This transaction closed on September 30, 2011. In addition to other items, Citizens assumed all deposits of its Bowling Green banking center, or approximately $33 million. The Bank recognized a pre-tax net gain on sale for the entire transaction of $2.9 million.

Approximately $26 million of the increase within the non interest-bearing category was from one large commercial relationship, which had a $50 million certificate of deposit mature during the year. This client deposited all of the funds from its matured certificate of deposit into its non interest-bearing operating account for a brief period of time until it moved $33 million out of the Bank prior to the end of the second quarter. The remaining increase within the non interest-bearing category was primarily from growth in the Bank’s treasury management transaction account base, in which some of the Bank’s corporate clients moved their deposits into non interest-bearing accounts in order to take advantage of the current unlimited FDIC insurance guaranty. This unlimited guaranty by the FDIC is currently set to expire on December 31, 2012. Management believes that the expiration of the unlimited FDIC insurance guaranty will have a negative impact on the Bank’s non interest-bearing deposit balances, however, at this time, management can not precisely predict how large an impact it may be.

See section titled “TRS Funding – First Quarter 2012 Tax Season” under Part I Item 1 “Business” for additional discussion of the Company’s funding plans for the first quarter 2012 tax season.

For additional discussion regarding TRS, see the following sections:
●     Part I Item 1 “Business”
●     Part I Item 1A “Risk Factors”
●     Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o     “Critical Accounting Policies and Estimates”
o     “Recent Developments”
o     “Overview”
o     “Results of Operations”
o     “Financial Condition”
●     Part II Item 8 “Financial Statements and Supplementary Data:”
o     Footnote 1 “Summary of Significant Accounting Policies”
o     Footnote 3 “Loans and Allowance for Loan Losses”
o     Footnote 8 “Deposits”
o     Footnote 10 “FHLB Advances”
o     Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o     Footnote 21 “Segment Information”
o     Footnote 22 “Regulatory Matters”

Ending balances of all deposit categories follows:

Table 25 – Deposits

December 31, (in thousands)	2011	2010	2009	2008	2007

Demand (NOW and SuperNOW)	$523,708	$298,452	$245,502	$202,607	$197,949
Money market accounts	433,508	637,557	596,370	561,599	646,111
Brokered money market accounts	18,121	513	64,608	163,965	-
Savings	44,472	38,661	33,691	32,599	30,362
Individual retirement accounts*	31,201	34,129	34,651	38,142	37,865
Time deposits, $100,000 and over*	82,970	152,891	169,548	202,058	188,011
Other certificates of deposit*	103,230	127,156	135,171	221,179	217,670
Brokered certificates of deposit*	88,285	687,958	1,004,665	1,048,017	371,387

Total interest-bearing deposits	1,325,495	1,977,317	2,284,206	2,470,166	1,689,355
Total non interest-bearing deposits	408,483	325,375	318,275	273,203	279,457

Total deposits	$1,733,978	$2,302,692	$2,602,481	$2,743,369	$1,968,812

* - Represents a time deposit

Average balances of all deposits and the average rates paid on such deposits for the years indicated follows:

Table 26 – Average Deposits

	2011		2010		2009
	Average	Average	Average	Average	Average	Average
December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$422,222	0.13%	$302,958	0.19%	$253,433	0.10%
Money market accounts	628,178	0.31%	636,963	0.45%	581,220	0.55%
Time deposits	254,064	1.60%	329,970	1.75%	389,635	2.65%
Brokered money market	6,563	0.31%	46,582	0.61%	115,637	1.14%
Brokered certificates of deposit	229,488	1.03%	409,418	0.90%	344,352	1.99%
Total average interest-bearing deposits	1,540,515	0.58%	1,725,891	0.76%	1,684,277	1.30%
Total average non interest-bearing deposits	509,457	-	421,162	-	381,655	-
Total average deposits	$2,049,972		$2,147,053		$2,065,932

Maturities of time deposits of $100,000 or more outstanding, including brokered deposits, at December 31, 2011 follows:

Table 27 – Time Deposit Maturities Greater than $100,000

Maturity	(in thousands)

Three months or less	$46,037
Over three months through six months	22,725
Over six months through 12 months	25,560
Over 12 months	76,817

Total time deposits greater than $100,000	$171,139

Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings

Securities sold under agreements to repurchase and other short-term borrowings decreased $89 million, or 28%, during 2011. All of these accounts require security collateral on behalf of the Bank. The substantial majority of these accounts are indexed to immediately repricing indices such as the Fed Funds Target Rate. Based on the transactional nature of the Bank’s treasury management accounts, repurchase agreement balances are subject to large fluctuations on a daily basis. Approximately $47 million of the decrease for 2011 was attributable to one large treasury management relationship which moved a substantial portion of its balances outside of the Bank. This client’s primary operating account remained with the Bank. In addition, another large treasury management relationship withdrew approximately $34 million at the end of 2011, however the funds were redeposited in early January, 2012. Management is unsure how long these funds will remain with the Bank.

Information regarding Securities sold under agreements to repurchase follows:

Table 28 – Securities sold under agreements to repurchase

December 31, (dollars in thousands)	2011	2010	2009

Outstanding balance at end of year	$230,231	$319,246	$299,580
Weighted average interest rate at year end	0.17%	0.31%	0.30%
Average outstanding balance during the year	$278,861	$330,154	$323,688
Average interest rate during the year	0.23%	0.31%	0.33%
Maximum outstanding at any month end	$297,571	$329,383	$318,769

Federal Home Loan Bank Advances

FHLB advances increased $370 million from December 31, 2010 to $935 million at December 31, 2011. During 2011, the Bank paid off approximately $75 million in maturing FHLB advances with excess cash that was being held at the FRB. During the fourth quarter of 2011, RB&T obtained $300 million in FHLB advances to partially fund the first quarter 2012 RAL program. These liabilities had a weighted average life of three months with a weighted average interest rate of 0.10%. In addition to the short-term borrowings obtained to fund TRS during the fourth quarter, the Bank also had $145 million of overnight borrowings from the FHLB as of December 31, 2011 at a rate of 0.04%. The Bank was utilizing these borrowings to fund its Traditional Bank assets.

As discussed in the non interest expense section of this filing, during the first quarter of 2010, the Bank prepaid $87 million in FHLB advances that were originally scheduled to mature between April 2010 and January 2011 and had a weighted average rate of 3.48%.

Approximately $120 million of the FHLB advances at December 31, 2011 were putable advances with original fixed rate periods ranging from one to five years and original maturities ranging from three to ten years if not put back to the Bank earlier by the FHLB. At the end of their respective fixed rate periods and on a quarterly basis thereafter, the FHLB has the right to require payoff of the advances by the Bank at no penalty. The weighted average coupon on all of the Bank’s putable advances at December 31, 2011 was 4.36%. Based on market conditions at this time, the Bank does not believe that any of its putable advances are likely to be “put back” to the Bank in the short-term by the FHLB.

In addition to using FHLB advances as a funding source, the Bank also utilizes longer term FHLB advances as an interest rate risk management tool. Overall use of these advances during a given year are dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. With $145 million of overnight borrowings outstanding at December 31, 2011, management projects that it could replace these overnight borrowings with new advances with longer maturities as soon as the second quarter of 2012 in order to mitigate the Bank’s risk from a rise in future interest rates. Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time. If the Bank does obtain longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

See section titled “TRS Funding – First Quarter 2012 Tax Season” under Part I Item 1 “Business” for additional discussion of the Company’s funding plans for the first quarter 2012 tax season.

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Business”
●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Critical Accounting Policies and Estimates”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
●	Part II Item 8 “Financial Statements and Supplementary Data:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 8 “Deposits”
o	Footnote 10 “FHLB Advances”
o	Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o	Footnote 21 “Segment Information”
o	Footnote 22 “Regulatory Matters”

Liquidity

The Bank is significantly leveraged with a loan to deposit ratio (excluding brokered deposits) of 140% at December 31, 2011 and 134% at December 31, 2010. Historically, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At December 31, 2011 and December 31, 2010, the Bank had cash and cash equivalents on-hand of $363 million and $786 million. In addition, the Bank had available collateral to borrow an additional $38 million and $192 million, respectively from the FHLB at December 31, 2011 and 2010. In addition to its borrowing line with the FHLB, the Bank also had unsecured lines of credit totaling $196 million available through various other financial institutions as of December, 31 2011, while the holding company had available $20 million through its own borrowing line.

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

During the fourth quarter of 2011, the Bank chose to utilize a portion of its traditional borrowing lines from the FHLB to partially fund RALS for the first quarter 2012 tax season at TRS. As a result, the Bank obtained $300 million of cash from the FHLB via advances with a 3-month life. In recent years the Bank has traditionally utilized brokered deposits for its RAL funding. The change in strategy for the first quarter 2012 tax season to partially fund RALs with FHLB advances was made due to the relatively low all-in cost of the advances as compared to brokered deposits, including the impact to the cost of FDIC insurance. The Bank plans to obtain additional funding for RALs during the first quarter of 2012 through brokered deposits with 30 to 60 day maturities.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At December 31, 2011 and December 31, 2010, these pledged investment securities had a fair value of $621 million and $430 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

At December 31, 2011, the Bank had approximately $274 million from 38 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The ten largest non-sweep deposit relationships represented approximately $177 million of the total balance. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

For additional discussion regarding TRS, see the following sections:
●	Part I Item 1 “Business”
●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Critical Accounting Policies and Estimates”
o	“Recent Developments”
o	“Overview”
o	“Results of Operations”
o	“Financial Condition”
●	Part II Item 8 “Financial Statements and Supplementary Data:”
o	Footnote 1 “Summary of Significant Accounting Policies”
o	Footnote 3 “Loans and Allowance for Loan Losses”
o	Footnote 8 “Deposits”
o	Footnote 10 “FHLB Advances”
o	Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o	Footnote 21 “Segment Information”
o	Footnote 22 “Regulatory Matters”

The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Federal and state regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2011, RB&T could, without prior approval, declare dividends of approximately $114 million.

Capital

Table 29 – Capital

Information pertaining to the Company’s capital balances and ratios follows:

December 31, (dollars in thousands)	2011	2010	2009

Stockholders' equity	$452,367	$371,376	$316,020
Book value per share at December 31,	21.59	17.74	15.19
Tangible book value per share at December 31,	20.81	16.88	14.28
Dividends declared per share - Class A Common Stock	0.605	0.561	0.517
Dividends declared per share - Class B Common Stock	0.550	0.510	0.470
Average stockholders' equity to average total assets	12.87%	10.31%	8.95%
Total risk based capital	24.74%	22.04%	18.37%
Tier 1 capital	23.59%	20.89%	17.25%
Tier 1 leverage capital	14.77%	12.05%	10.52%
Dividend payout ratio	13%	18%	25%

Total stockholders’ equity increased from $371 million at December 31, 2010 to $452 million at December 31, 2011. The increase in stockholders’ equity was primarily attributable to net income earned during 2011 reduced by cash dividends declared. In addition, stockholders’ equity also increased to a lesser extent from stock option exercises during the period ended December 31, 2011.

During 2011, the Company purchased approximately 23,904 shares of common stock for $492,370, an average of $20.60 per share. During November of 2011, the Company’s Board of Directors approved the repurchase of 300,000 shares from time-to-time if market conditions were deemed favorable to the Company. The repurchase program will remain effective until the number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2011, the Company had 603,189 shares which could be repurchased under the current stock repurchase program.

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional detail regarding stock repurchases and buyback programs.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OCC. Republic’s average stockholders’ equity to average assets ratio was 12.87% at December 31, 2011 compared to 10.31% at December 31, 2010. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

Off Balance Sheet Items

Summarized credit-related financial instruments, including both commitments to extend credit and letters of credit follows:

Table 30 – Off Balance Sheet Items

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2011 (in thousands)	one year	three years	five years	years	Total

Unused loan commitments	$204,457	$20,472	$33,606	$197,197	$455,732
Standby letters of credit	10,807	7,882	-	-	18,689
FHLB letters of credit	11,698	-	-	-	11,698

A portion of the unused commitments above are expected to expire or may not be fully used, therefore the total amount of commitments above does not necessarily indicate future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $19 million and $11 million at December 31, 2011 and December 31, 2010. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

At December 31, 2011, the Bank had $12 million in letters of credit from the FHLB issued on behalf of two RB&T clients. These letters of credit were used as credit enhancements for client bond offerings and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

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

Aggregate Contractual Obligations

In addition to owned banking facilities, the Bank has entered into long-term leasing arrangements to support the ongoing activities of the Company. The Bank also has required future payments for long-term and short-term debt as well as the maturity of time deposits. The required payments under such commitments follows:

Table 31 – Aggregate Contractual Obligations

	Maturity by Period
		Greater	Greater
		than one	than three	Greater
	Less than	year to	years to	than five
December 31, 2011 (in thousands)	one year	three years	five years	years	Total

Time deposits (including brokered
certificates of deposit)	$180,910	$80,301	$43,445	$1,030	$305,686
Federal Home Loan Bank advances	530,000	269,000	32,000	103,630	934,630
Subordinated note	-	-	-	41,240	41,240
Securities sold under agreements to
repurchase	230,231	-	-	-	230,231
Lease commitments	7,372	12,489	8,020	10,812	38,693
Total contractual obligations	$948,513	$361,790	$83,465	$156,712	$1,550,480

FHLB advances represent the amounts that are due to the FHLB. Approximately $120 million of the advances, although fixed, are subject to conversion provisions at the option of the FHLB and can be prepaid without a penalty. Management believes these advances will not likely be converted in the short-term, and therefore has included the advances in their original maturity categories for purposes of this table.

See Footnote 11 “Subordinated Note” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s subordinated note.

Securities sold under agreements to repurchase generally have indeterminate maturity periods and are predominantly included in the less than one year category above.

Lease commitments represent the total minimum lease payments under non-cancelable operating leases.

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

The Company did not run a model simulation for declining interest rates as of December 31, 2011 and December 31, 2010, because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur. Overall, the indicated change in net interest income as of December 31, 2011 was substantially worse than the indicated change as of December 31, 2010 in an “up” interest rate scenario.

The reason for the deterioration in the Company’s position in an “up” interest rate environment was primarily from the net growth in the securities and loan portfolios during 2011, as the assets contributing to this growth were generally redeployed from immediately repricing interest-earning cash balances into assets that had a repricing duration of greater than one year. Because the interest rate sensitivity model measures the impact of changing interest rates to net interest income for the next twelve month period, assets with a repricing duration of greater than one year will negatively impact net interest income in an “up” rate scenario. While this net growth negatively impacted the Company’s interest rate risk position in a rising rate environment, it positively impacted the Company’s current earnings, in the near-term, due to substantial increase in yield for the assets.

In addition to using FHLB advances as a funding source, the Bank also utilizes longer term FHLB advances as an interest rate risk management tool. Overall use of these advances during a given year are dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. With $145 million of overnight borrowings outstanding at December 31, 2011, management projects that it could replace these overnight borrowings with new advances with longer maturities as soon as the second quarter of 2012 in order to mitigate the Bank’s risk from a rise in future interest rates. Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time. If the Bank does obtain longer term FHLB advances for interest rate risk mitigation, it will have a negative impact on then current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

The following tables illustrate Republic’s projected net interest income sensitivity profile based on the asset/liability model as of December 31, 2011 and 2010. The Company’s interest rate sensitivity model does not include loan fees within interest income. In addition, management does not believe that the net interest income associated with TRS, which is substantially driven by RAL fee income, is interest rate sensitive. As a result, the following interest rate sensitivity analysis does not include the impact of the TRS segment. During 2011 and 2010, loan fees (including RAL fees) included in interest income were $62.3 million and $54.9 million, respectively.

Table 32 – Interest Rate Sensitivity for 2011 (excluding TRS)

	Previous		Increase in Rates
	Twelve		100	200	300
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$-	$-	$-	$-	$-
Investment securities	16,924	13,979	16,344	18,275	19,963
Loans, excluding loan fees	115,425	112,394	120,066	128,426	137,479
Total interest income, excluding loan fees	132,349	126,373	136,410	146,701	157,442

Projected interest expense:
Deposits	8,459	6,579	15,739	24,907	33,486
Securities sold under agreements to repurchase	645	507	2,737	4,967	7,196
Federal Home Loan Bank advances and other
long-term borrowings	20,670	18,857	19,930	21,031	21,206
Total interest expense	29,774	25,943	38,406	50,905	61,888

Net interest income, excluding loan fees	$102,575	$100,430	$98,004	$95,796	$95,554
Change from base			$(2,426)	$(4,634)	$(4,876)
% Change from base			-2.42%	-4.61%	-4.86%

Table 33 – Interest Rate Sensitivity for 2010 (excluding TRS)

	Previous		Increase in Rates
	Twelve		100	200	300
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$610	$684	$3,395	$5,815	$5,566
Investment securities	15,734	11,844	15,197	18,029	20,798
Loans, excluding loan fees	121,528	114,485	118,868	124,644	131,610
Total interest income, excluding loan fees	137,872	127,013	137,460	148,488	157,974

Projected interest expense:
Deposits	11,531	10,078	18,817	26,395	35,340
Securities sold under agreements to repurchase	1,072	778	3,887	6,997	10,115
Federal Home Loan Bank advances and other
long-term borrowings	22,496	20,661	20,661	20,110	16,352
Total interest expense	35,099	31,517	43,365	53,502	61,807

Net interest income, excluding loan fees	$102,773	$95,496	$94,095	$94,986	$96,167
Change from base			$(1,401)	$(510)	$671
% Change from base			-1.47%	-0.53%	0.70%

Non-GAAP Financial Measures

In addition to capital ratios defined by banking regulators, the Company considers various ratios when evaluating capital adequacy, including tangible common equity to tangible assets, and tangible common equity per share, all of which are non-GAAP measures. The Company believes these ratios are important because of their widespread use by investors as a means to evaluate capital adequacy, as they reflect the level of capital available to withstand unexpected market conditions. Because US GAAP does not include capital ratio measures, there are no US GAAP financial measures comparable to these ratios. The following table reconciles the Company’s calculation of these measures to amounts reported under US GAAP.

Table 33- Non-GAAP Measures

December 31, (in thousands, except share and per share data)	2011	2010
Total stockholders' equity (a)	$452,367	$371,376
Less: Goodwill	10,168	10,168
Less: Core deposit intangible	58	117
Less: Mortgage servicing rights	6,087	7,800
Tangible stockholders' equity (c )	$436,054	$353,291

Total assets (b)	$3,419,991	$3,622,703
Less: Goodwill	10,168	10,168
Less: Core deposit intangible	58	117
Less: Mortgage servicing rights	6,087	7,800
Tangible assets (d)	$3,403,678	$3,604,618

Total stockholders' equity to total assets (a/b)	13.23%	10.25%
Tangible stockholders' equity to tangible assets (c/d)	12.81%	9.80%

Number of shares outstanding (e)	20,952	20,935

Book value per share (a/e)	$21.59	$17.74
Tangible book value per share (c/e)	20.81	16.88

Adoption of New Accounting Pronouncements

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

In September, 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other.” This ASU is intended to simplify how an entity tests goodwill for impairment. The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer is required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The ASU will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt the methodologies prescribed by this ASU, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

Item 8.  Financial Statements and Supplementary Data.

The following are included in this section:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets – December 31, 2011 and 2010
Consolidated statements of income and comprehensive income – years ended December 31, 2011, 2010 and 2009
Consolidated statements of stockholders’ equity – years ended December 31, 2011, 2010 and 2009
Consolidated statements of cash flows – years ended December 31, 2011, 2010 and 2009
Footnotes to consolidated financial statements

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, in relation to the criteria described in the report, Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, Management concludes that as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Based on its assessment, Management believes that as of December 31, 2011, the Company’s internal control was effective in achieving the objectives stated above. Crowe Horwath LLP has provided its report on the effectiveness of internal control in their report dated March 5, 2012.

Steven E. Trager
Chairman and Chief Executive Officer

Kevin Sipes
Chief Financial Officer and Chief Accounting Officer

March 5, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
of Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Republic Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Louisville, Kentucky
March 5, 2012

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, (in thousands, except share data)

	2011	2010
ASSETS

Cash and cash equivalents	$362,971	$786,371
Securities available for sale	645,948	509,755
Securities to be held to maturity (fair value of $28,342 in 2011 and $33,824 in 2010)	28,074	32,939
Mortgage loans held for sale	4,392	15,228
Loans, net of allowance for loan losses of $24,063 and $23,079 (2011 and 2010)	2,261,232	2,152,161
Federal Home Loan Bank stock, at cost	25,980	26,212
Premises and equipment, net	34,681	37,770
Goodwill	10,168	10,168
Other assets and accrued interest receivable	46,545	52,099

TOTAL ASSETS	$3,419,991	$3,622,703

LIABILITIES

Deposits
Non interest-bearing	$408,483	$325,375
Interest-bearing	1,325,495	1,977,317
Total deposits	1,733,978	2,302,692

Securities sold under agreements to repurchase and other short-term borrowings	230,231	319,246
Federal Home Loan Bank advances	934,630	564,877
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	27,545	23,272

Total liabilities	2,967,624	3,251,327

Commitments and contingent liabilities (Footnote 18)	-	-

STOCKHOLDERS' EQUITY

Preferred stock, no par value, 100,000 shares authorized
Series A 8.5% non cumulative convertible, none issued	-	-
Class A Common Stock, no par value, 30,000,000 shares authorized,
18,651,519 shares (2011) and 18,628,051 shares (2010) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,299,803 shares (2011) and 2,307,313 (2010) issued
and outstanding	4,947	4,944
Additional paid in capital	131,482	129,327
Retained earnings	311,799	230,987
Accumulated other comprehensive income	4,139	6,118

Total stockholders' equity	452,367	371,376

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,419,991	$3,622,703

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2011	2010	2009
INTEREST INCOME:

Loans, including fees	$177,715	$176,463	$192,023
Taxable investment securities	15,309	14,590	18,362
Tax exempt investment securities	-	11	23
Federal Home Loan Bank stock and other	2,091	2,409	2,197
Total interest income	195,115	193,473	212,605

INTEREST EXPENSE:

Deposits	8,914	13,129	21,887
Securities sold under agreements to repurchase and other short-term borrowings	646	1,026	1,063
Federal Home Loan Bank advances	18,180	19,991	23,277
Subordinated note	2,515	2,515	2,515
Total interest expense	30,255	36,661	48,742

NET INTEREST INCOME	164,860	156,812	163,863
Provision for loan losses	17,966	19,714	33,975

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	146,894	137,098	129,888

NON INTEREST INCOME:

Service charges on deposit accounts	14,105	15,562	19,156
Electronic refund check fees	88,195	58,789	25,289
Net RAL securitization income	207	265	514
Mortgage banking income	3,899	5,797	11,021
Debit card interchange fee income	5,791	5,067	5,114
Gain on sale of banking center	2,856	-	-
Gain on sale of securities available for sale	2,285	-	-

Total impairment losses on investment securities	(279)	(221)	(5,822)
Loss recognized in other comprehensive income	-	-	-
Net impairment loss recognized in earnings	(279)	(221)	(5,822)
Other	2,565	2,399	2,349
Total non interest income	119,624	87,658	57,621

NON INTEREST EXPENSES:

Salaries and employee benefits	54,966	55,246	51,173
Occupancy and equipment, net	21,713	21,958	22,370
Communication and transportation	5,695	5,418	5,354
Marketing and development	3,237	10,813	13,146
FDIC insurance expense	4,425	3,155	4,993
Bank franchise tax expense	3,645	3,187	2,643
Data processing	3,207	2,697	3,017
Debit card interchange expense	2,239	1,741	3,096
Supplies	2,353	2,359	2,398
Other real estate owned expense	2,356	1,829	2,253
Charitable contributions	5,933	6,232	1,494
Legal expense	3,969	1,832	1,298
FDIC civil money penalty	900	-	-
FHLB advance prepayment penalty	-	1,531	-
Other	7,683	8,325	8,250
Total non interest expenses	122,321	126,323	121,485

INCOME BEFORE INCOME TAX EXPENSE	144,197	98,433	66,024
INCOME TAX EXPENSE	50,048	33,680	23,893
NET INCOME	$94,149	$64,753	$42,131

(continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (continued)
YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2011	2010	2009
OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized gain (loss) on securities available for sale, net of tax	$(262)	$(161)	$2,799
Other-than-temporary-impairment on available for sale
securities recorded in other comprehensive income, net of tax	-	-	1,800
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment has
been recognized in earnings, net of tax	(50)	640	380
Realized amount on securities sold, net of tax	(1,486)	-	-
Reclassification adjustment for gains/losses realized in income, net of tax	(181)	(144)	1,984
Other comprehensive income	(1,979)	335	6,963

COMPREHENSIVE INCOME	$92,170	$65,088	$49,094

BASIC EARNINGS PER SHARE:

Class A Common Stock	$4.50	$3.11	$2.04
Class B Common Stock	4.45	3.06	1.99

DILUTED EARNINGS PER SHARE:

Class A Common Stock	$4.49	$3.10	$2.02
Class B Common Stock	4.44	3.04	1.98

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2009	18,318	2,310	$4,878	$123,441	$146,983	$620	$275,922

Cumulative effect of change in accounting
principle, adoption of FASB ASC 320	-	-	-	-	1,800	(1,800)	-

Net income	-	-	-	-	42,131	-	42,131

Change in unrealized losses on available for
sale securities for which a portion of an
other-than-temporary impairment has been
recognized in earnings, net	-	-	-	-	-	380	380

Net change in accumulated other
comprehensive income	-	-	-	-	-	6,583	6,583

Dividend declared Common Stock:
Class A ($0.517 per share)	-	-	-	-	(9,543)	-	(9,543)
Class B ($0.470 per share)	-	-	-	-	(1,086)	-	(1,086)

Stock options exercised, net of shares redeemed	215	-	46	2,530	(701)	-	1,875

Repurchase of Class A Common Stock	(35)	-	(7)	(221)	(640)	-	(868)

Conversion of Class B Common Stock
to Class A Common Stock	1	(1)	-	-	-	-	-

Notes receivable on Common Stock, net
of cash payments	-	-	-	(249)	-	-	(249)

Deferred director compensation expense -
Company Stock	-	-	-	152	-	-	152

Stock based compensation expense	-	-	-	723	-	-	723

Balance, December 31, 2009	18,499	2,309	$4,917	$126,376	$178,944	$5,783	$316,020

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2010	18,499	2,309	$4,917	$126,376	$178,944	$5,783	$316,020

Net income	-	-	-	-	64,753	-	64,753

Net change in accumulated other
comprehensive income	-	-	-	-	-	335	335

Dividend declared Common Stock:
Class A ($0.561 per share)	-	-	-	-	(10,422)	-	(10,422)
Class B ($0.510 per share)	-	-	-	-	(1,177)	-	(1,177)

Stock options exercised, net of shares redeemed	138	-	31	2,684	(831)	-	1,884

Repurchase of Class A Common Stock	(11)	-	(4)	(106)	(280)	-	(390)

Conversion of Class B Common Stock
to Class A Common Stock	2	(2)	-	-	-	-	-

Notes receivable on Common Stock, net
of cash payments	-	-	-	(345)	-	-	(345)

Deferred director compensation expense -
Company Stock	-	-	-	151	-	-	151

Stock based compensation expense	-	-	-	567	-	-	567

Balance, December 31, 2010	18,628	2,307	$4,944	$129,327	$230,987	$6,118	$371,376

(continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2011	18,628	2,307	$4,944	$129,327	$230,987	$6,118	$371,376

Net income	-	-	-	-	94,149	-	94,149

Net change in accumulated other
comprehensive income	-	-	-	-	-	(1,979)	(1,979)

Dividend declared Common Stock:
Class A ($0.605 per share)	-	-	-	-	(11,280)	-	(11,280)
Class B ($0.550 per share)	-	-	-	-	(1,266)	-	(1,266)

Stock options exercised, net of shares redeemed	38	-	7	881	(450)	-	438

Repurchase of Class A Common Stock	(23)	-	(4)	(147)	(341)	-	(492)

Conversion of Class B Common Stock
to Class A Common Stock	7	(7)	-	-	-	-	-

Notes receivable on Common Stock, net
of cash payments	-	-	-	973	-	-	973

Deferred director compensation expense -
Company Stock	2	-	-	171	-	-	171

Stock based compensation expense	-	-	-	277	-	-	277

Balance, December 31, 2011	18,652	2,300	$4,947	$131,482	$311,799	$4,139	$452,367

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
YEARS ENDED DECEMBER 31, (in thousands)

	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$94,149	$64,753	$42,131
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion, net	4,406	10,683	10,542
Provision for loan losses	17,966	19,714	33,975
Net gain on sale of mortgage loans held for sale	(4,091)	(5,989)	(11,332)
Origination of mortgage loans held for sale	(134,059)	(288,893)	(556,685)
Proceeds from sale of mortgage loans held for sale	148,986	285,099	573,870
Net realized impairment (recovery) of mortgage servicing rights	203	-	(1,255)
Increase in RAL securitization residual	(207)	(265)	(514)
Paydown of trading securities	207	265	514
Net realized (gain) loss on sales, calls and impairment of securities	(2,006)	221	5,822
Net gain on sale of other real estate owned	(444)	(203)	(20)
Writedowns of other real estate owned	917	1,127	2,011
Deferred director compensation expense - Company Stock	171	151	152
Stock based compensation expense	277	567	723
Net gain on sale of banking center	(2,856)	-	-
Net change in other assets and liabilities:
Accrued interest receivable	(262)	577	3,203
Accrued interest payable	(646)	(511)	(3,704)
Other assets	1,665	7,926	(24,309)
Other liabilities	(772)	(5,988)	(3,046)
Net cash provided by operating activities	123,604	89,234	72,078

INVESTING ACTIVITIES:
Purchases of securities available for sale	(598,495)	(611,521)	(616,047)
Purchases of securities to be held to maturity	(500)	(685)	(18,525)
Purchases of Federal Home Loan Bank stock	(46)	(26)	(1,166)
Proceeds from calls, maturities and paydowns of securities available for sale	310,331	524,423	1,057,950
Proceeds from calls, maturities and paydowns of securities to be held to maturity	5,402	18,669	18,373
Proceeds from sales of securities available for sale	161,652	-	-
Proceeds from sales of Federal Home Loan Bank stock	278	62	-
Proceeds from sales of other real estate owned	11,844	9,684	8,402
Net change in loans	(150,514)	55,335	2,116
Purchases of premises and equipment	(3,727)	(4,268)	(3,986)
Sale of banking center	(15,388)	-	-
Net cash (used in)/provided by investing activities	(279,163)	(8,327)	447,117

FINANCING ACTIVITIES:
Net change in deposits	(536,792)	(299,789)	(140,888)
Net change in securities sold under agreements to repurchase
and other short-term borrowings	(88,433)	19,666	(39,432)
Payments on Federal Home Loan Bank advances	(75,247)	(117,730)	(107,627)
Proceeds from Federal Home Loan Bank advances	445,000	45,000	230,000
Repurchase of Common Stock	(492)	(390)	(868)
Net proceeds from Common Stock options exercised	438	1,884	1,875
Cash dividends paid	(12,315)	(11,356)	(10,379)
Net cash used in financing activities	(267,841)	(362,715)	(67,319)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(423,400)	(281,808)	451,876
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	786,371	1,068,179	616,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$362,971	$786,371	$1,068,179

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
YEARS ENDED DECEMBER 31, (in thousands)

	2011	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:

Cash paid during the year for:
Interest	$30,908	$37,172	$52,446
Income taxes	48,947	28,674	28,737

SUPPLEMENTAL NONCASH DISCLOSURES:

Transfers from loans to real estate acquired in settlement of loans	$11,300	$17,798	$7,332
Loans provided for sales of other real estate owned	3,119	2,294	116

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

As of December 31, 2011, the Company was divided into three distinct segments: Traditional Banking, Mortgage Banking and Tax Refund Solutions.

Traditional Banking and Mortgage Banking (collectively “Core Banking”)

As of December 31, 2011, Republic operated 42 banking centers, primarily in the retail banking industry, and conducted its operations predominately in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky, southern Indiana, metropolitan Tampa, Florida, metropolitan Cincinnati, Ohio and through an Internet banking delivery channel.

Effective January 27, 2012, RB&T assumed substantially all of the deposits and certain other liabilities and acquired certain assets of Tennessee Commerce Bank (“TCB”), headquartered in Franklin, Tennessee from the FDIC, as receiver for TCB. This acquisition represents a single banking center located in the Nashville MSA and represents RB&T’s initial entrance into the Tennessee market.

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

Other sources of Core Banking income include service charges on deposit accounts, debit card interchange fee income, title insurance commissions, fees charged to customers for trust services and revenue generated from Mortgage Banking activities. Mortgage Banking activities represent both the origination and sale of loans in the secondary market and the servicing of loans for others. Additionally, in June 2011, the Bank commenced business in its newly established warehouse lending division. Through this division, the Bank provides short-term, revolving credit facilities to mortgage bankers across the nation. These credit facilities are secured by single family residential real estate loans.

Core Banking operating expenses consist primarily of salaries and employee benefits, occupancy and equipment expenses, communication and transportation costs, marketing and development expenses, Federal Deposit Insurance Corporation (“FDIC”) insurance expense, and various general and administrative costs. Core Banking results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies and actions of regulatory agencies.

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

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RALs are short-term consumer loans offered to taxpayers that are secured by the customer’s anticipated tax refund, which represents the source of repayment. Prior to 2011, RB&T historically underwrote the RAL application utilizing the Debt Indicator (the “DI”) from the IRS in combination with an automated underwriting model utilizing information contained in the taxpayer’s tax return. The DI, which indicates whether an individual taxpayer will have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally funded student loans, has historically been a meaningful underwriting component. In August 2010, the IRS announced that it would no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season. In response to loss of access to the DI in 2011, RB&T significantly reduced the maximum RAL amount for individual customers, raised the RAL offering price to its customers and modified its underwriting and application requirements resulting in fewer RALs approved.

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

For additional discussion regarding TRS, see the following sections:
●      Part I Item 1A “Risk Factors”
●      Part II Item 8 “Financial Statements and Supplementary Data:”
o      Footnote 3 “Loans and Allowance for Loan Losses”
o      Footnote 8 “Deposits”
o      Footnote 10 “FHLB Advances”
o      Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o      Footnote 21 “Segment Information”
o      Footnote 22 “Regulatory Matters”

Subsequent Events –The Company has evaluated subsequent events for recognition or disclosure.

Use of Estimates – Financial statements prepared in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Material estimates relate to:

●           TRS allowance for loan losses and provision for loan losses
●           Traditional Banking segment allowance for loan losses and provision for loan losses
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

Earnings Concentration – For 2011, 2010 and 2009, approximately 72%, 68% and 47% of total Company net income was derived from the TRS segment, which if terminated, would have a materially adverse impact on net income. Within the TRS segment, the Company generated 60%, 63% and 31% during 2011, 2010 and 2009 of its TRS gross revenue from its agreements with Jackson Hewitt Tax Service Inc. (“JH”) and Liberty Tax Service (“Liberty”).

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

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest-Bearing Deposits in Other Financial Institutions – Interest-bearing deposits in other financial institutions that mature within one year and are carried at cost.

Trust Assets – Property held for customers in fiduciary or agency capacities, other than trust cash on deposit at RB&T, is not included in the consolidated financial statements since such items are not assets of RB&T.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. OTTI related to credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Bank compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

Mortgage Banking Activities – Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. Net gains and losses are recorded as component of mortgage banking income. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold. Substantially all of the gain or loss on the sale of loans are reported in earnings when loans are locked.

Commitments to fund mortgage loans (“interest rate lock commitments”) to be sold into the secondary market and non-exchange traded mandatory forward sales contracts (“forward contracts”) for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the Bank enters in to the derivative. Generally, the Bank enters into forward contracts for the future delivery of mortgage loans when interest rate lock commitments are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these mortgage derivatives are included in net gains on sales of loans, which is a component of Mortgage Banking income on the income statement.

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

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Bank later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances are reported within Mortgage Banking income on the income statement. The fair values of MSRs are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs generally will decline due to higher expected prepayments within the portfolio. Alternatively, during a period of rising interest rates the fair value of MSRs generally will increase as prepayments on the underlying loans would be expected to decline. Based on the estimated fair value at December 31, 2011, management determined six of the 33 tranches within the MSR portfolio were impaired and booked impairment expense of $203,000 during 2011.

Loan servicing income is reported on the income statement as a component of Mortgage Banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of MSRs is netted against loan servicing fee income. Loan servicing income totaled $2.8 million, $3.1 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009. Late fees and ancillary fees related to loan servicing are not material.

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums or discounts, deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments.

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

Concentration of Credit Risk - Most of the Company’s Traditional Banking business activity is with customers located in Kentucky, southern Indiana and Florida. Therefore, the Company’s Traditional Banking exposure to credit risk is significantly affected by changes in the economy in these areas.

Certain Purchased Loans - From time to time, the Company occasionally purchases whole loans and groups of whole loans. These purchased whole loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased loans are aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loans or pools contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired.

More specifically, the Bank defines impaired loans as follows:

●	All loans internally classified as “substandard,” “doubtful” or “loss” (including TDRs),
●	All loans internally classified as “special mention” on non-accrual status (including TDRs);
●	All non-classified retail and commercial loan TDRs; and
●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial real estate, commercial and construction loans over $1 million by evaluating either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception, or using the fair value of the collateral if the loan is collateral dependent.

The general component of the allowance for loan losses covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by loan class and is based on the actual loss history experienced by the Bank. The average five year, four year, three year, two year and current year loss rates are reviewed in the analysis, as well as comparisons to peer group loss rates. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions such as changed in real estate value; industry conditions; and effects of changes in credit concentrations. In addition, when qualitative factors, such as a general decline in home values, indicate an elevated risk of loss, management performs additional analysis on the portfolio segment, such as updating collateral values on a test basis.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A “portfolio segment” is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses. A “class” of loans represents further disaggregation of a portfolio segment based on risk characteristics and the entity’s method for monitoring and assessing credit risk. In developing its allowance methodology, the Company has identified the following Traditional Banking portfolio segments and classes:

Portfolio Segment 1 – Loans where the allowance methodology is determined based on a loan grading system (primarily commercial and commercial related loans).

For this portfolio, the Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, public information, and current economic trends. The Bank also considers the fair value of the underlying collateral and the strength and willingness of the guarantor(s). The Bank analyzes loans individually and based on this analysis, establishes a credit risk rating.

Portfolio Segment 2 - Loans where the allowance methodology is driven by delinquency and non accrual data (primarily mortgage or consumer related)

For this portfolio, the Bank analyzes risk classes based on delinquency and/or non accrual status.

With regard to TRS, substantially all RALs issued by RB&T each year are made during the first quarter. RALs are generally repaid by the IRS or applicable taxing authority within two weeks of origination. Losses associated with RALs result from the IRS not remitting taxpayer refunds to RB&T associated with a particular tax return. This occurs for a number of reasons, including errors in the tax return and tax return fraud which are identified through IRS audits resulting from revenue protection strategies. In addition, RB&T also incurs losses as a result of tax debts not previously disclosed during its underwriting process.

See Footnote 3 “Loans and Allowance for Loan Losses” for additional discussion regarding the Company’s Allowance for Loan Losses.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Other Real Estate Owned – Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

Federal Home Loan Bank Stock – The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment. Because this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are recorded as interest income.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Bank has selected September 30th as the date to perform its annual goodwill impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Bank’s balance sheet.

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

Derivatives – The Bank only utilizes derivative instruments as described in Footnote 5 “Mortgage Banking Activities” in this section of the filing.

Stock Based Compensation – Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. The Company utilized a Black-Scholes model to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restrictions on Cash and Cash Equivalents – Republic is required by the Federal Reserve Bank (“FRB”) to maintain average reserve balances. Cash and due from banks on the consolidated balance sheet includes $3 million and $52 million of required reserve balances at December 31, 2011 and 2010. The Bank does not earn interest on cash balances at its branches and within its Automated Teller Machines (“ATMs”). It does a earn a nominal interest rate for reserve balances maintained at the FRB.

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

Segment Information – Segments represent parts of the Company evaluated by management with separate financial information. Republic’s internal information is primarily reported and evaluated in three lines of business – Traditional Banking, Mortgage Banking and TRS.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

2.	INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$152,085	$814	$(225)	$152,674
Private label mortgage backed and other
private label mortgage-related securities	5,818	-	(1,276)	4,542
Mortgage backed securities - residential	287,013	6,343	(27)	293,329
Collateralized mortgage obligations	194,663	1,281	(541)	195,403
Total securities available for sale	$639,579	$8,438	$(2,069)	$645,948

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$119,894	$668	$(265)	$120,297
Private label mortgage backed and other
private label mortgage-related securities	6,323	211	(1,410)	5,124
Mortgage backed securities - residential	150,460	8,217	-	158,677
Collateralized mortgage obligations	223,665	2,144	(152)	225,657
Total securities available for sale	$500,342	$11,240	$(1,827)	$509,755

Mortgage backed Securities

At December 31, 2011, with the exception of the $4.5 million private label mortgage backed and other private label mortgage-related securities, all other mortgage backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) and Fannie Mae (“FNMA”), institutions which the government has affirmed its commitment to support. At December 31, 2011 and 2010, there were gross unrealized losses of $568,000 and $152,000 related to available for sale and held to maturity mortgage backed securities other than the private label mortgage backed and other private label mortgage-related securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired.

As mentioned throughout this filing, the Bank’s mortgage backed securities portfolio includes private label mortgage backed and other private label mortgage-related securities with a fair value of $4.5 million which had gross unrealized losses of approximately $1.3 million at December 31, 2011 and $1.4 million at December 31, 2010. As of December 31, 2011, the Bank believes there is no further credit loss component of OTTI in addition to that which has already been recorded. Additionally, the Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

2.            INVESTMENT SECURITIES (continued)

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2011 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,233	$18	$(10)	$4,241
Mortgage backed securities - residential	1,376	101	-	1,477
Collateralized mortgage obligations	22,465	159	-	22,624
Total securities to be held to maturity	$28,074	$278	$(10)	$28,342

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2010 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,191	$10	$(4)	$4,197
Mortgage backed securities - residential	1,930	109	-	2,039
Collateralized mortgage obligations	26,818	770	-	27,588
Total securities to be held to maturity	$32,939	$889	$(4)	$33,824

Sales of Securities Available for Sale

During 2011, the Bank recognized gross gains of $2.3 million and gross losses of $0 in earnings for sales of securities available for sale. Gross gains were recognized as follows in 2011:

●	There were no sales of securities available for sale during the first quarter of 2011.
●	During the second quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $132 million, resulting in a pre-tax gain of $1.9 million.
●
During the third quarter of 2011, the Bank realized $188,000 in pre-tax gains related to unamortized discount accretion on $24 million of callable U.S. Government agencies that were called during the third quarter of 2011 before their maturity.

●	During the third quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $2 million, resulting in a pre-tax gain of $112,000.
●	During the fourth quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $1.5 million, resulting in a pre-tax gain of $77,000.

During 2010 and 2009, there were no sales of securities available for sale.

The tax provision related to the Bank’s realized gains totaled $800,000, $0 and $0 for 2011, 2010 and 2009, respectively.

2.            INVESTMENT SECURITIES (continued)

The amortized cost and fair value of the investment securities portfolio by contractual maturity at December 31, 2011 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities to be
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
December 31, 2011 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$-	$-	$190	$201
Due from one year to five years	142,090	142,662	4,043	4,040
Due from five years to ten years	9,995	10,012	-	-
Private label mortgage backed and other
private label mortgage-related securities	5,818	4,542	-	-
Mortgage backed securities - residential	287,013	293,329	1,376	1,477
Collateralized mortgage obligations	194,663	195,403	22,465	22,624
Total securities	$639,579	$645,948	$28,074	$28,342

At December 31, 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Market Loss Analysis

Securities with unrealized losses at December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
December 31, 2011 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$60,547	$(235)	$-	$-	$60,547	$(235)
Private label mortgage backed and other
private label mortgage-related securities	-	-	4,542	(1,276)	4,542	(1,276)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	136,775	(568)	-	-	136,775	(568)

Total	$197,322	$(803)	$4,542	$(1,276)	$201,864	$(2,079)

	Less than 12 months		12 months or more		Total
December 31, 2010 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$23,235	$(269)	$-	$-	$23,235	$(269)
Private label mortgage backed and other
private label mortgage-related securities	-	-	4,409	(1,410)	4,409	(1,410)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	49,477	(152)	-	-	49,477	(152)

Total	$72,712	$(421)	$4,409	$(1,410)	$77,121	$(1,831)

2.            INVESTMENT SECURITIES (continued)

At December 31, 2011, the Bank’s security portfolio consisted of 154 securities, 26 of which were in an unrealized loss position. The majority of unrealized losses are related to the Bank’s mortgage backed securities, as discussed in this section of the filing.

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

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. As detailed in the table below, the Bank owns two private label mortgage backed securities and one private label mortgage-related security with a total carrying value of $5.8 million at December 31, 2011. For the three private label mortgage backed securities (Securities 1 through 3 in the table below), the Bank has recorded all projected losses through OTTI charges. The Bank has permanently written off a portion of the principal associated with these securities, as a portion of their losses were passed through by the servicer/trustee.

None of the Bank’s private label mortgage backed and other private label mortgage-related securities are guaranteed by government agencies. Securities 1 through 2 in the table below are mostly backed by “Alternative A” first lien mortgage loans. Security 3 in the table below represents an asset backed security with an insurance “wrap” or guarantee. The average life of Security 3 is currently estimated to be four years. Due to current market conditions, all of these assets remain extremely illiquid, and as such, the Bank determined that these securities are Level 3 securities in accordance with FASB ASC topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Bank utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for these investments. See Footnote 4, “Fair Value” for additional discussion.

2.            INVESTMENT SECURITIES (continued)

The following table contains details regarding the Bank’s private label mortgage backed and other private label mortgage-related securities as of December 31, 2011:

		Cumulative	Amortized		Gross
		OTTI	Cost, Net		Unrealized
	Amortized	Credit	of OTTI	Fair	Gains /
(in thousands)	Cost	Losses	Reserves	Value	(Losses)

Security 1	$476	$(476)	$-	$-	$-
Security 2	963	(963)	-	-	-
Security 3	7,834	(2,016)	5,818	4,542	(1,276)
Total private label securities	$9,273	$(3,455)	$5,818	$4,542	$(1,276)

The credit ratings for the Bank’s private label mortgage backed and other private label mortgage-related securities range from “speculative” to “default” at December 31, 2011.

The following table presents a rollforward of the credit losses recognized in earnings:

Year ended December 31, (in thousands)	2011	2010	2009

Balance, beginning of year	$9,757	$17,266	$14,213
Reversal of interest reserve	(169)	-	-
Realized pass through of actual losses	(6,412)	(7,730)	-
Amounts related to credit loss for which an other-than-
temporary impairment was not previously recognized	279	221	5,822
Increases to the amount related to the credit loss for
which other-than-temporary impairment was
previously recognized	-	-	(2,769)
Balance, end of year	$3,455	$9,757	$17,266

Further deterioration in economic conditions could cause the Bank to record additional impairment charges related to credit losses of up to $5.8 million, which is the current gross amortized cost of the Bank’s one private label mortgage-related security.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2011	2010

Carrying amount	$613,927	$420,999
Fair value	620,922	430,445

3.           LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at period end follows:

December 31, (in thousands)	2011	2010

Residential real estate:
Owner occupied	$985,735	$918,407
Non owner occupied	99,161	126,404
Commercial real estate	639,966	640,872
Commercial real estate - purchased whole loans	32,741	-
Real estate construction	67,406	68,701
Commercial	119,117	108,720
Warehouse lines of credit	41,496	-
Home Equity	280,235	289,945
Consumer:
Credit cards	8,580	8,213
Overdrafts	950	901
Other consumer	9,908	13,077

Total loans	2,285,295	2,175,240
Less: Allowance for loan losses	24,063	23,079

Total loans, net	$2,261,232	$2,152,161

Banking Center Divestiture:

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens First Bank, Inc. (“Citizens”). This transaction was closed on September 30, 2011. In addition to other items, Citizens acquired $13 million, or approximately one-half, of the outstanding loans of RB&T’s Bowling Green banking center.

Credit Quality Indicators:

Bank procedures for assessing and maintaining adequate credit quality grading differ slightly depending on whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, that would potentially cause a change in the loan grade. Specific Bank procedures follow:

●
For new and renewed commercial and commercial real estate loans, the Bank’s Credit Administration Department, which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for new commercial and commercial real estate loans with an aggregate credit exposure of $1.5 million or greater are validated by the Senior Loan Committee (“SLC”). Loan grades for renewed commercial and commercial real estate loans with an aggregate credit exposure of $2 million or greater, are also validated by the SLC.

●
The SLC is chaired by the Chief Operating Officer of Commercial Banking (“COO”) and includes the Bank’s Chief Commercial Credit Officer (“CCCO”) and is attended by the Bank’s Chief Risk Management Officer (“CRMO”).

●
Commercial loan officers are responsible for reviewing their loan portfolios and reporting any adverse material changes to the CCCO. When circumstances warrant a review and possible change in the credit quality grade, loan officers are required to notify the Bank’s Credit Administration Department.

●
The COO meets monthly with commercial loan officers to discuss the status of past due loans and possible classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded.

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

●
Monthly, members of senior management along with managers of Commercial Lending, Commercial Credit Administration, Special Assets and Retail Collections attend a Special Asset Committee (“SAC”) meeting. The SAC reviews all commercial and commercial real estate past due, classified, and impaired loans in excess of $100,000 and discusses the relative trends and current status of these assets. In addition, the SAC reviews all retail residential real estate loans exceeding $750,000 and all home equity loans exceeding $100,000 that are 80-days or more past due or that are on non-accrual status. SAC also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures and collateral repossessions. Based on the information reviewed in this meeting, the SAC approves all specific loan loss allocations to be recognized by the Bank within its Allowance for Loan Loss analysis.

On at least an annual basis, the Bank’s internal loan review department analyzes all aggregate lending relationships with outstanding balances greater than $1 million that are internally classified as “Special Mention,” “Substandard,” “Doubtful” or “Loss.” In addition, for all “Pass” rated loans, the Bank analyzes, on at least an annual basis, all aggregate lending relationships with outstanding balances exceeding $4 million.

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

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

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

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

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

Based on the Bank’s most recent analysis performed, the risk category of loans by class of loans follows:

					Total
		Special		Doubtful /	Rated
December 31, 2011 (in thousands)	Pass	Mention	Substandard	Loss	Loans

Residential real estate:
Owner occupied	$-	$1,180	$14,002	$-	$15,182
Non owner occupied	-	2,470	2,295	-	4,765
Commercial real estate	600,338	27,158	12,470	-	639,966
Commercial real estate -
Purchased whole loans	32,741	-	-	-	32,741
Real estate construction	54,963	2,353	10,090	-	67,406
Commercial	116,450	2,294	373	-	119,117
Warehouse lines of credit	41,496	-	-	-	41,496
Home equity	-	-	3,856	-	3,856
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	2	-	2

Total	$845,988	$35,455	$43,088	$-	$924,531

					Total
		Special		Doubtful/	Rated
December 31, 2010 (in thousands)	Pass	Mention	Substandard	Loss	Loans

Residential real estate:
Owner occupied	$-	$1,017	$11,925	$-	$12,942
Non owner occupied	-	3,288	1,095	-	4,383
Commercial real estate	592,957	33,802	14,113	-	640,872
Real estate construction	51,173	11,340	6,188	-	68,701
Commercial	103,489	4,807	424	-	108,720
Home equity	-	-	4,495	-	4,495
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	5	-	5

Total	$747,619	$54,254	$38,245	$-	$840,118

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Activity in the allowance for loan losses follows:

December 31, (in thousands)	2011	2010	2009

Allowance for loan losses at beginning year	$23,079	$22,879	$14,832

Charge offs - Traditional Banking	(7,309)	(12,505)	(8,662)
Charge offs - Tax Refund Solutions	(15,484)	(14,584)	(31,180)
Total charge offs	(22,793)	(27,089)	(39,842)

Recoveries - Traditional Banking	1,887	1,134	824
Recoveries - Tax Refund Solutions	3,924	6,441	13,090
Total recoveries	5,811	7,575	13,914

Net loan charge offs - Traditional Banking	(5,422)	(11,371)	(7,838)
Net loan charge offs - Tax Refund Solutions	(11,560)	(8,143)	(18,090)
Net loan charge offs	(16,982)	(19,514)	(25,928)

Provision for loan losses - Traditional Banking	6,406	11,571	15,885
Provision for loan losses - Tax Refund Solutions	11,560	8,143	18,090
Total provision for loan losses	17,966	19,714	33,975

Allowance for loan losses at end of year	$24,063	$23,079	$22,879

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2011 and 2010:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
December 31, 2011 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Beginning balance	$3,775	$1,507	$7,214	$-	$2,612	$1,347	$-
Provision for loan losses	3,314	273	1,334	-	1,038	(350)	104
Loans charged off	(2,116)	(644)	(1,125)	-	(845)	(100)	-
Recoveries	239	6	301	-	237	128	-

Ending balance	$5,212	$1,142	$7,724	$-	$3,042	$1,025	$104

(continued)			Consumer
	Home	Tax Refund	Credit		Other
December 31, 2011 (in thousands)	Equity	Solutions	Cards	Overdrafts	Consumer	Unallocated	Total

Beginning balance	$3,581	$-	$492	$125	$461	$1,965	$23,079
Provision for loan losses	523	11,560	220	182	(232)	-	17,966
Loans charged off	(1,279)	(15,484)	(241)	(678)	(281)	-	(22,793)
Recoveries	159	3,924	32	506	279	-	5,811

Ending balance	$2,984	$-	$503	$135	$227	$1,965	$24,063

	Residential Real Estate			Real
	Owner	Non Owner	Commercial	Estate		Home	Tax Refund
December 31, 2010 (in thousands)	Occupied	Occupied	Real Estate	Construction	Commercial	Equity	Solutions

Beginning balance	$3,757	$1,179	$9,180	$2,434	$1,473	$1,823	$-
Provision for loan losses	2,510	778	2,832	1,191	32	3,546	8,143
Loans charged off	(2,562)	(450)	(4,846)	(1,261)	(207)	(1,811)	(14,584)
Recoveries	70	-	48	248	49	23	6,441

Ending balance	$3,775	$1,507	$7,214	$2,612	$1,347	$3,581	$-

(continued)	Consumer
	Credit		Other
December 31, 2011 (in thousands)	Cards	Overdrafts	Consumer	Unallocated	Total

Beginning balance	$451	$178	$439	$1,965	$22,879
Provision for loan losses	(185)	782	85	-	19,714
Loans charged off	(158)	(854)	(356)	-	(27,089)
Recoveries	384	19	293	-	7,575

Ending balance	$492	$125	$461	$1,965	$23,079

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The Bank has certain classes of loans that are considered to be “subprime” strictly due to the credit score of the borrower at the time of origination. These loans totaled approximately $93 million at December 31, 2011, approximately $22 million of these loans were originated for CRA purposes. Management does not consider these loans to possess significantly higher credit risk due to other underwriting qualifications.

Detail of non-performing loans and non-performing assets follows:

December 31, (dollars in thousands)	2011	2010	2009

Loans on non-accrual status (1)	$23,306	$28,317	$43,136
Loans past due 90 days or more and still on accrual	-	-	8

Total non-performing loans	23,306	28,317	43,144
Other real estate owned	10,956	11,969	4,772
Total non-performing assets	$34,262	$40,286	$47,916

Credit Quality Ratios - Total Company
Non-performing loans to total loans	1.02%	1.30%	1.90%
Non-performing assets to total loans (including OREO)	1.49%	1.84%	2.11%
Non-performing assets to total assets	1.00%	1.11%	1.22%

Credit Quality Ratios - Traditional Banking Segment
Non-performing loans to total loans	1.02%	1.30%	1.90%
Non-performing assets to total loans (including OREO)	1.49%	1.84%	2.11%
Non-performing assets to total assets	1.10%	1.32%	1.60%

(1)      Loans on non-accrual status include impaired loans.

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans:

				Loans Past Due 90 Days or More
	Non-Accrual Loans			and Still Accruing Interest
December 31, (in thousands)	2011	2010	2009	2011	2010	2009

Residential real estate:
Owner occupied	$12,183	$13,356	$12,607	$-	$-	$-
Non owner occupied	1,565	1,880	2,225
Commercial real estate	3,032	6,265	16,850	-	-	-
Commercial real estate -				-	-	-
purchased whole loans	-	-	-	-	-	-
Real estate construction	2,521	3,682	9,500	-	-	-
Commercial	373	323	647	-	-	-
Warehouse lines of credit	-	-	-	-	-	-
Home equity	3,603	2,734	1,244	-	-	-
Consumer:
Credit cards	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-
Other consumer	29	77	63	-	-	8

Total	$23,306	$28,317	$43,136	$-	$-	$8

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

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

The following tables present the aging of the recorded investment in past due loans by class of loans:

	30 - 59	60 - 89	Greater than	Total	Total
	Days	Days	90 Days	Loans	Loans Not	Total
December 31, 2011 (in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Loans

Residential real estate:
Owner occupied	$4,275	$1,850	$7,083	$13,208	$972,527	$985,735
Non owner occupied	51	71	969	1,091	98,070	99,161
Commercial real estate	2,094	-	3,032	5,126	634,840	639,966
Commercial real estate - purchased
whole loans	-	-	-	-	32,741	32,741
Real estate construction	-	-	541	541	66,865	67,406
Commercial	-	16	89	105	119,012	119,117
Warehouse lines of credit	-	-	-	-	41,496	41,496
Home equity	582	773	2,686	4,041	276,194	280,235
Consumer:
Credit cards	40	13	-	53	8,527	8,580
Overdrafts	129	-	-	129	821	950
Other consumer	60	79	-	139	9,769	9,908

Total past due loans	$7,231	$2,802	$14,400	$24,433	$2,260,862	$2,285,295

	30 - 59	60 - 89	Greater than	Total	Total
	Days	Days	90 Days	Loans	Loans Not	Total
December 31, 2010 (in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Loans

Residential real Estate:
Owner occupied	$4,540	$1,049	$9,425	$15,014	$903,393	$918,407
Non owner occupied	185	95	737	1,017	125,387	126,404
Commercial real estate	1,323	-	4,377	5,700	635,172	640,872
Real estate construction	71	333	1,918	2,322	66,379	68,701
Commercial	3	26	38	67	108,653	108,720
Home equity	1,097	518	829	2,444	287,501	289,945
Consumer:						-
Credit cards	57	4	-	61	8,152	8,213
Overdrafts	158	-	-	158	743	901
Other consumer	108	32	4	144	12,933	13,077

Total past due loans	$7,542	$2,057	$17,328	$26,927	$2,148,313	$2,175,240

All loans greater than 90 days past due or more as of December 31, 2011 and 2010 were on non-accrual status.

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The Bank considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Bank also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2011 and 2010:

	Residential Real Estate			Consumer
	Owner	Non Owner	Home	Credit		Other
December 31, 2011 (in thousands)	Occupied	Occupied	Equity	Cards	Overdrafts	Consumer

Performing	$973,552	$97,626	$276,632	$8,580	$950	$9,879
Non performing	12,183	1,565	3,603	-	-	29

Total	$985,735	$99,191	$280,235	$8,580	$950	$9,908

	Residential Real Estate			Consumer
	Owner	Non Owner	Home	Credit		Other
December 31, 2010 (in thousands)	Occupied	Occupied	Equity	Cards	Overdrafts	Consumer

Performing	$905,051	$124,524	$287,211	$8,213	$901	$13,000
Non performing	13,356	1,880	2,734	-	-	77

Total	$918,407	$126,404	$289,945	$8,213	$901	$13,077

The Bank defines impaired loans as follows:

●	All loans internally classified as “substandard,” “doubtful” or “loss” (including TDRs),
●	All loans internally classified as “special mention” on non-accrual status (including TDRs);
●	All non-classified retail and commercial loan TDRs; and
●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

See the section titled “Credit Quality Indicators” below for additional discussion regarding the Bank’s loan classification structure.

Information regarding the Bank’s impaired loans follows:

As of and for the years ended December 31, (in thousands)	2011	2010	2009

Loans with no allocated allowance for loan losses	$32,171	$16,308	$10,995
Loans with allocated allowance for loan losses	45,022	34,984	37,851

Total impaired loans	$77,193	$51,292	$48,846

Amount of the allowance for loan losses allocated	$7,086	$4,620	$4,718
Average of individually impaired loans during the year	59,711	50,135	35,930
Interest income recognized during impairment	1,464	1,635	1,013
Cash basis interest income recognized	-	52	267

The following tables present loans individually evaluated for impairment by class of loans. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2011 and 2010:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
December 31, 2011 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment	$1,350	$437	$1,782	$-	$2,298	$237	$-
Collectively evaluated for
impairment	3,862	705	5,942	-	744	788	104
Acquired with deteriorated
credit quality	-	-	-	-	-	-	-

Total ending allowance
for loan losses	$5,212	$1,142	$7,724	$-	$3,042	$1,025	$104

Loans:
Loans individually evaluated for
impairment	$25,803	$2,777	$28,046	$-	$12,968	$4,492	$-
Loans collectively evaluated for
impairment	959,932	96,384	611,920	32,741	54,438	114,625	41,496
Loans acquired with deteriorated
credit quality	-	-	-	-	-	-	-

Total ending loan balance	$985,735	$99,161	$639,966	$32,741	$67,406	$119,117	$41,496

(continued)		Consumer
	Home	Credit		Other
December 31, 2011 (in thousands)	Equity	Cards	Overdrafts	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment	$982	$-	$-	$-	$-	$7,086
Collectively evaluated for
impairment	2,002	503	135	227	1,965	16,977
Acquired with deteriorated
credit quality	-	-	-	-	-	-

Total ending allowance
for loan losses	$2,984	$503	$135	$227	$1,965	$24,063

Loans:
Loans individually evaluated for
impairment	$3,107	$-	$-	$-	$-	$77,193
Loans collectively evaluated for
impairment	277,128	8,580	950	9,908	-	2,208,102
Loans acquired with deteriorated
credit quality	-	-	-	-	-	-

Total ending loan balance	$280,235	$8,580	$950	$9,908	$-	$2,285,295

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

	Residential Real Estate			Real
	Owner	Non Owner	Commercial	Estate
December 31, 2010 (in thousands)	Occupied	Occupied	Real Estate	Construction	Commercial

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment	$102	$602	$2,049	$1,320	$547
Collectively evaluated for
impairment	3,672	905	5,165	1,292	800
Acquired with deteriorated
credit quality	-	-	-	-	-

Total ending allowance
for loan losses	$3,774	$1,507	$7,214	$2,612	$1,347

Loans:
Loans individually evaluated for
impairment	$11,975	$2,614	$25,003	$6,613	$5,087
Loans collectively evaluated for
impairment	906,432	123,790	615,869	62,088	103,633
Loans acquired with deteriorated
credit quality	-	-	-	-	-

Total ending loan balance	$918,407	$126,404	$640,872	$68,701	$108,720

(continued)		Consumer
	Home	Credit		Other
December 31, 2010 (in thousands)	Equity	Cards	Overdrafts	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment	$-	$-	$-	$-	$-	$4,620
Collectively evaluated for
impairment	3,581	492	126	461	1,965	18,459
Acquired with deteriorated
credit quality	-	-	-	-	-	-

Total ending allowance
for loan losses	$3,581	$492	$126	$461	$1,965	$23,079

Loans:
Loans individually evaluated for
impairment	$-	$-	$-	$-	$-	$51,292
Loans collectively evaluated for
impairment	289,945	8,213	901	13,077	-	2,123,948
Loans acquired with deteriorated
credit quality	-	-	-	-	-	-

Total ending loan balance	$289,945	$8,213	$901	$13,077	$-	$2,175,240

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

				Twelve Months Ended
				December 31, 2011
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
December 31, 2011 (in thousands)	Balance	Investment	Allocated	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$21,033	$21,033	$-	$15,272	$296
Non owner occupied	757	329	-	312	-
Commercial real estate	5,468	5,468	-	3,735	84
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	2,824	2,625	-	1,589	72
Commercial	2,011	2,011	-	1,413	4
Warehouse lines of credit	-	-	-	-	-
Home equity	841	705	-	492	16
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	-	-	-

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	4,864	4,770	1,350	3,137	22
Non owner occupied	2,451	2,448	437	1,983	52
Commercial real estate	23,052	22,578	1,782	17,916	723
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	11,323	10,343	2,298	9,291	179
Commercial	2,481	2,481	237	3,137	16
Warehouse lines of credit	-	-	-	-	-
Home equity	2,402	2,402	982	1,434	-
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	-	-	-
Total impaired loans	79,507	77,193	7,086	59,711	1,464

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

	Unpaid		Allowance
	Principal	Recorded	for Loan Losses
December 31, 2010 (in thousands)	Balance	Investment	Allocated

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$10,906	$10,906	$-
Non owner occupied	396	396	-
Commercial real estate	1,611	1,574	-
Real estate construction	2,878	2,219	-
Commercial	1,213	1,213	-
Home equity	-	-	-
Consumer:
Credit cards	-	-	-
Overdrafts	-	-	-
Other consumer	-	-	-

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	1,069	1,069	102
Non owner occupied	2,348	2,218	602
Commercial real estate	23,999	23,429	2,049
Real estate construction	5,317	4,394	1,320
Commercial	3,874	3,874	547
Home equity	-	-	-
Consumer:
Credit cards	-	-	-
Overdrafts	-	-	-
Other consumer	-	-	-
Total impaired loans	53,611	51,292	4,620

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

A TDR is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to a borrower’s financial difficulties. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

All TDRs are considered “Impaired.” The substantial majority of the Bank’s residential real estate TDRs involve reducing the client’s loan payment through a rate reduction for a set period of time based on the borrower’s ability to service the modified loan payment. The majority of the Bank’s commercial related and construction TDRs involve a restructuring of loan terms such as a reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan.

Management determines whether to classify a TDR as non-performing based on its accrual status prior to modification. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At December 31, 2011 and December 31, 2010, $6 million and $5 million, of TDRs were classified as non-performing loans.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	on Non-Accrual	on Accrual	Troubled Debt
December 31, 2011 (in thousands)	Status	Status	Restructurings

Residential real estate	$2,573	$24,557	$27,130
Commercial real estate	1,294	22,246	23,540
Real estate construction	2,521	9,598	12,119
Commercial	-	4,233	4,233

Total troubled debt restructurings	$6,388	$60,634	$67,022

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	on Non-Accrual	on Accrual	Troubled Debt
December 31, 2010 (in thousands)	Status	Status	Restructurings

Residential real estate	$1,416	$11,984	$13,400
Commercial real estate	2,704	14,036	16,740
Real estate construction	1,180	3,059	4,239
Commercial	-	4,281	4,281

Total troubled debt restructurings	$5,300	$33,360	$38,660

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The Bank considers an impaired loan to be performing to its modified terms if the loan is not past due 30 days or more as of the reporting date.

A summary of the types of TDR loan modifications outstanding and respective performance under modified terms at December 31, 2011 and 2010 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings
	Performing	Not Performing	Total
	to Modified	to Modified	Troubled Debt
December 31, 2011 (in thousands)	Terms	Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$5,990	$373	$6,363
Rate reduction	13,037	2,690	15,727
Forbearance for 3-6 months	-	-	-
First modification extension	849	728	1,577
Subsequent modification extension	3,358	105	3,463
Total residential TDRs	23,234	3,896	27,130

Commercial related and construction loans:
Interest only payments for 6-24 months	9,643	1,752	11,395
Rate reduction	1,221	624	1,845
Forbearance for 3-6 months	160	855	1,015
First modification extension	15,526	541	16,067
Subsequent modification extension	9,535	35	9,570
Total commercial TDRs	36,085	3,807	39,892
Total troubled debt restructurings	$59,319	$7,703	$67,022

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings
	Performing	Not Performing	Total
	to Modified	to Modified	Troubled Debt
December 31, 2010 (in thousands)	Terms	Terms	Restructurings

Residential real estate loans (inlcuding
home equity loans):
Interest only payments for 6-12 months	$2,783	$-	$2,783
Rate reduction	8,835	549	9,384
Forbearance for 3-6 months	458	-	458
Extension or other modification	105	-	105
Total residential TDRs	12,181	549	12,730

Commercial related and construction loans:
Interest only payments for 6 - 12 months	8,865	310	9,175
Interest only payments for 36 months	4,208	-	4,208
Rate reduction	3,315	-	3,315
Forbearance for 3-6 months	3,813	855	4,668
Extension or other modification	3,879	685	4,564
Total commercial TDRs	24,080	1,850	25,930
Total troubled debt restructurings	$36,261	$2,399	$38,660

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

As of December 31, 2011 and 2010, 89% and 94% of the Bank’s TDRs were performing according to their modified terms. The Bank had allocated $5.1 million and $2.9 million of specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2011 and 2010. Specific reserve allocations are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically provided for or reserved for as part of the Bank’s normal loan loss provisioning methodology. The Bank has not committed to lend any additional material amounts to its existing TDR relationships at December 31, 2011.

A summary of the types of TDR loan modifications that occurred during the twelve months ended December 31, 2011 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings
	Performing	Not Performing	Total
	to Modified	to Modified	Troubled Debt
December 31, 2011 (in thousands)	Terms	Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$5,352	$-	$5,352
Rate reduction	8,185	1,319	9,504
Forbearance for 3-6 months	-	-	-
First modification extension	849	584	1,433
Subsequent modification extension	3,358	105	3,463
Total residential TDRs	17,744	2,008	19,752

Commercial related and construction loans:
Interest only payments for 6 - 12 months	5,969	1,752	7,721
Rate reduction	418	624	1,042
Forbearance for 3-6 months	-	-	-
First modification extension	13,332	-	13,332
Subsequent modification extension	9,535	35	9,570
Total commercial TDRs	29,254	2,411	31,665
Total troubled debt restructurings	$46,998	$4,419	$51,417

As of December 31, 2011, 94% of the Bank’s TDRs that occurred during 2011 were performing according to their modified terms. The Bank had allocated $4.5 million in specific reserves to customers whose loan terms were modified in TDRs during 2011. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

3.            LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2011:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
Troubled Debt Restructurings:	Number of	Recorded	Recorded
($'s in thousands)	Loans	Investment	Investment

Residential real estate:
Owner occupied	78	$18,577	$18,577
Non owner occupied	5	922	922
Commercial real estate	28	16,200	16,200
Commercial real estate -		-	-
purchased whole loans	-	-	-
Real estate construction	10	11,243	11,243
Commercial	3	4,222	4,222
Warehouse lines of credit	-	-	-
Home equity	2	253	253

Total	126	$51,417	$51,417

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2011:

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of	Recorded
($'s in thousands)	Loans	Investment

Residential real estate:
Owner occupied	13	$1,903
Non owner occupied	-
Commercial real estate	5	2,005
Commercial real estate -		-
purchased whole loans	-	-
Real estate construction	-	-
Commercial	-	-
Warehouse lines of credit	-	-
Home equity	1	105
Consumer:
Credit cards	-	-
Overdrafts	-	-
Other consumer	-	-

Total	19	$4,013

3.              LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table details RAL originations and RAL losses for the years ended December 31, 2011, 2010 and 2009:

Year Ended December 31, (in thousands)	2011	2010	2009

RAL Originations:

RALs originated and retained on balance sheet	$1,038,862	$3,011,607	$2,472,708

RAL Losses:

Losses for RALs retained, net	$11,560	$8,143	$18,090

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

In August 2010, the IRS announced that it would no longer provide tax preparers and associated financial institutions with the Debt Indicator (“DI”) beginning with the first quarter 2011 tax season. The DI indicated whether an individual taxpayer would have any portion of the refund offset for delinquent tax or other debts, such as unpaid child support or federally-funded student loans.

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

As of December 31, 2011 and 2010, $14.3 million and $10.8 million of total RALs originated remained uncollected, representing 1.38% and 0.36% of total gross RALs originated during the respective tax years by RB&T. Substantially all of these loans were charged off as of June 30, 2011 and 2010, respectively.

For additional discussion regarding TRS, see the following sections:
●      Part I Item 1A “Risk Factors”
●      Part II Item 8 “Financial Statements and Supplementary Data:”
o      Footnote 3 “Loans and Allowance for Loan Losses”
o      Footnote 8 “Deposits”
o      Footnote 10 “FHLB Advances”
o      Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o      Footnote 21 “Segment Information”
o      Footnote 22 “Regulatory Matters”

4.           FAIR VALUE

Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

Derivative instruments: Mortgage Banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts (“forward contracts”) and rate lock loan commitments. The fair value of the Bank’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Bank. Forward contracts and rate lock loan commitments are classified as Level 2 in the fair value hierarchy.

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

4.           FAIR VALUE (continued)

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

Assets and liabilities measured at fair value under on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2011 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$-	$152,674	$-	$152,674
Private label mortgage backed and other
private label mortgage-related securities	-	-	4,542	4,542
Mortgage backed securities - residential	-	293,329	-	293,329
Collateralized mortgage obligations	-	195,403	-	195,403
Total securities available for sale	$-	$641,406	$4,542	$645,948

Mandatory forward contracts	$-	$20,394	$-	$20,394

Rate lock loan commitments	-	15,639	-	15,639

Mortgage loans held for sale	-	4,392	-	4,392

Mortgage servicing rights	-	3,412	-	3,412

	Fair Value Measurements at
	December 31, 2010 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$-	$120,297	$-	$120,297
Private label mortgage backed and other
private label mortgage-related securities	-	-	5,124	5,124
Mortgage backed securities - residential	-	158,677	-	158,677
Collateralized mortgage obligations	-	225,657	-	225,657
Total securities available for sale	$-	$504,631	$5,124	$509,755

Mandatory forward contracts	$-	$25,868	$-	$25,868

Rate lock loan commitments	-	10,894	-	10,894

Mortgage loans held for sale	-	15,228	-	15,228

There were no transfers between Level 1 and Level 2 assets during the years ended December 31, 2011, 2010 and 2009.

4.           FAIR VALUE (continued)

The table below presents a reconciliation the Bank’s private label mortgage backed and other private label mortgage-related securities. This is the only asset that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2011, 2010 and 2009:

Years Ended December 31, (in thousands)	2011	2010	2009

Balance, beginning of year	$5,124	$5,901	$14,678

Total gains or losses included in earnings:
Net impairment loss recognized in earnings	(279)	(221)	(5,822)
Net change in unrealized gain/(loss)	6,671	8,470	584
Realized pass through of actual losses	(6,412)	(7,730)	-
Principal paydowns	(562)	(1,296)	(3,539)
Balance, end of year	$4,542	$5,124	$5,901

There were no transfers into or out of Level 3 assets during the years ended December 31, 2011, 2010 and 2009.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2011 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$967	$-	$-	$885	$885
Non owner occupied	887	-	-	705	705
Commercial real estate	4,924	-	-	4,520	4,520
Real estate construction	430	-	-	285	285
Commercial	260	-	-	60	60
Home equity	2,703	-	-	1,721	1,721
Total impaired loans *	$10,171	$-	$-	$8,176	$8,176

Other real estate owned:
Residential real estate:
Owner occupied	$4,337	$-	$-	$4,337	$4,337
Non owner occupied	417	-	-	417	417
Commercial real estate	2,030	-	-	2,030	2,030
Real estate construction	4,172	-	-	4,172	4,172
Total other real estate owned	$10,956	$-	$-	$10,956	$10,956

4.           FAIR VALUE (continued)

		Fair Value Measurements at
		December 31, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Total
	Carrying	Assets	Inputs	Inputs	Fair
(in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$330	$-	$-	$235	$235
Non owner occupied	859	-	-	669	669
Commercial real estate	8,550	-	-	7,703	7,703
Real estate construction	2,511	-	-	2,226	2,226
Commercial	382	-	-	82	82
Total impaired loans *	$12,632	$-	$-	$10,915	$10,915

Other real estate owned:
Residential real estate:
Owner occupied	$2,832	$-	$-	$2,832	$2,832
Non owner occupied	1,101	-	-	1,101	1,101
Commercial real estate	3,735	-	-	3,735	3,735
Real estate construction	4,301	-	-	4,301	4,301
Total other real estate owned	$11,969	$-	$-	$11,969	$11,969

* - The impaired loan balances in the preceding two tables excludes TDRs where the impairment was determined by measuring the present value of future cashflows. The difference between the carrying value and the fair value represents loss reserves recorded within the allowance for loan losses in accordance with FASB ASC 310-10-35 “Receivables, Subsequent Measurement.”

The following section details impairment charges recognized during the period:

The Bank recorded realized impairment losses related to its Level 3 private label mortgage backed and other private label mortgage-related securities as follows:

Years Ended December 31, (in thousands)	2011	2010	2009

Net impairment loss recognized in earnings	$279	$221	$5,822

See Footnote 2 “Investment Securities” for additional detail.

Collateral dependent impaired loans are generally measured for impairment using the fair market value for reasonable disposition of the underlying collateral. The Bank’s practice is to obtain new or updated appraisals on the loans subject to the initial impairment review and then to evaluated the need for an update to this value on an as necessary or possibly annual basis thereafter (depending on the market conditions impacting the value of the collateral). The Bank may discount the appraisal amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Bank may apply a discount to the existing value of an old appraisal to reflect the property’s current estimated value if it is believed to have deteriorated in either: (i) the physical or economic aspects of the subject property or (ii) material changes in market conditions. The results of the impairment review results in an increase in the allowance for loan loss or in a partial charge-off of the loan, if warranted. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

4.           FAIR VALUE (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount and valuation allowance as follows:

December 31, (in thousands)	2011	2010

Carrying amount of loans with a valuation allowance	$5,551	$9,580
Valuation allowance	1,994	1,717

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. At December 31, 2011 and 2010, the carrying value of other real estate owned was $11 million and $12 million, respectively. The fair value of the Bank’s other real estate owned properties exceeded their carrying value at December 31, 2011 and 2010.

Detail of other real estate owned write downs follows:

December 31, (in thousands)	2011	2010	2009

Other real estate owned writedowns	$917	$1,127	$2,011

Mortgage servicing rights (“MSR”s) are carried at lower of cost or fair value. The Bank recorded a $203,000 in MSR impairment expense during 2011 and had a $203,000 valuation allowance at December 31, 2011.

The carrying amounts and estimated fair values of financial instruments, at December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2011
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Assets:
Cash and cash equivalents	$362,971	$362,971	$786,371	$786,371
Securities available for sale	645,948	645,948	509,755	509,755
Securities to be held to maturity	28,074	28,342	32,939	33,824
Mortgage loans held for sale	4,392	4,392	15,228	15,228
Loans, net	2,261,232	2,305,208	2,152,161	2,209,717
Federal Home Loan Bank stock	25,980	25,980	26,212	26,212
Accrued interest receivable	9,679	9,679	9,472	9,472

Liabilities:
Non interest-bearing deposits	408,483	408,483	325,375	325,375
Transaction deposits	1,428,292	1,428,292	975,183	975,183
Time deposits	305,686	308,049	1,002,134	1,004,511
Securities sold under agreements
to repurchase and other short-term
borrowings	230,231	230,231	319,246	319,246
Federal Home Loan Bank advances	934,630	960,671	564,877	586,737
Subordinated note	41,240	41,158	41,240	41,150
Accrued interest payable	1,724	1,724	2,377	2,377

4.           FAIR VALUE (continued)

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and 2010. Although management is not aware of any factors that would dramatically affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

5.           MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

December 31, (in thousands)	2011	2010

Balance, beginning of year	$15,228	$5,445
Origination of mortgage loans held for sale	134,059	288,893
Proceeds from the sale of mortgage loans held for sale	(148,986)	(285,099)
Net gain on sale of mortgage loans held for sale	4,091	5,989

Balance, end of year	$4,392	$15,228

Mortgage loans serviced for others are not reported as assets. The Bank serviced loans for others (primarily FHLMC) totaling $1.0 billion and $1.2 billion at December 31, 2011 and 2010. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were approximately $11 million and $14 million at December 31, 2011 and 2010.

Mortgage Banking activities primarily include residential mortgage originations and servicing. The following table presents the components of Mortgage Banking income:

December 31, (in thousands)	2011	2010	2009

Net gain on sale of mortgage loans held for sale	$4,091	$5,989	$11,332
Change in mortgage servicing rights valuation allowance	(203)	-	1,255
Loan servicing income, net of amortization	11	(192)	(1,566)

Total Mortgage Banking income	$3,899	$5,797	$11,021

Net loan servicing income above consists of loan servicing income of $2,828,000, $3,076,000 and $2,900,000 for the years ended December 31, 2011, 2010 and 2009 net of amortization of $2,817,000, $3,268,000 and $4,466,000 for the same periods, respectively.

Activity for capitalized mortgage servicing rights was as follows:

December 31, (in thousands)	2011	2010	2009

Balance, beginning of year	$7,800	$8,430	$5,809
Additions	1,307	2,639	5,833
Amortized to expense	(2,817)	(3,269)	(4,467)
Change in valuation allowance	(203)	-	1,255

Balance, end of year	$6,087	$7,800	$8,430

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

December 31, (in thousands)	2011	2010	2009

Balance, beginning of year	$-	$-	$(1,255)
Additions to expense	(203)	-	-
Reductions credited to operations	-	-	1,255
Direct write downs	-	-	-

Balance, end of year	$(203)	$-	$-

5.           MORTGAGE BANKING ACTIVITIES (continued)

Other information relating to mortgage servicing rights follows:

December 31, (in thousands)	2011	2010

Fair value of mortgage servicing rights portfolio	$7,120	$9,967
Discount rate	9%	9%
Prepayment speed range	221% - 550%	137% - 550%
Weighted average default rate	1.50%	1.50%

The weighted average estimated remaining life of the MSR portfolio is approximately five years. Estimated future amortization expense of the MSR portfolio (gross of the impairment charge) follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

Year	(in thousands)

2012	$1,760
2013	1,681
2014	1,556
2015	827
2016	309
2017	117
2018	40

Total	$6,290

Mortgage Banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts and rate lock loan commitments. Mandatory forward contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock loan commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.

The following tables include the notional amounts and realized gain (loss) for Mortgage Banking derivatives recognized in Mortgage Banking income as of December 31, 2011 and 2010:

December 31, (in thousands)	2011	2010

Mandatory forward contracts:
Notional amount	$20,490	$25,591
Change in fair value of mandatory forward contracts	(96)	277

Rate lock loan commitments:
Notional amount	$15,623	$11,091
Change in fair value of rate lock loan commitments	16	(197)

5.           MORTGAGE BANKING ACTIVITIES (continued)

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

6.           PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2011	2010

Land	$4,841	$4,841
Buildings and improvements	25,959	27,384
Furniture, fixtures and equipment	36,221	38,838
Leasehold improvements	12,030	11,738
Construction in progress	-	-

Total premises and equipment	79,051	82,801
Less: Accumulated depreciation and amortization	44,370	45,031

Premises and equipment, net	$34,681	$37,770

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens. This transaction was closed on September 30, 2011. As part of the transaction, Citizens acquired all of the fixed assets of the Bowling Green banking center, or approximately $1.1 million.

During 2009, the Bank transferred $2.1 million from land to OREO, as management modified its intent to develop a banking center on land acquired during the GulfStream Community Bank purchase. The Bank recorded OREO writedowns of $41,000, $373,000 and $1.3 million related to this property during the years ended December 31, 2011, 2010 and 2009, respectively.

Depreciation expense related to premises and equipment follows:

December 31, (in thousands)	2011	2010	2009

Depreciation expense	$5,738	$5,877	$5,395

7.           GOODWILL AND INTANGIBLE ASSETS

The change in balance for goodwill follows:

December 31, (in thousands)	2011	2010

Beginning of year	$10,168	$10,168
Acquired goodwill	-	-
Impairment	-	-

End of year	$10,168	$10,168

The Goodwill balance relates entirely to the Traditional Banking segment.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At September 30, 2011, the Company’s traditional bank reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the carrying value of the reporting unit did not exceed its fair value. Therefore, the Company did not complete the two-step impairment test.

Detail of core deposit intangibles follows:

	2011		2010

Years ended December 31, (in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$601	$543	$601	$484

Aggregate core deposit intangible amortization expense follows:

December 31, (in thousands)	2011	2010	2009

Aggregate core deposit intangible amortization expense	$59	$79	$101

Estimated future core deposit amortization expense is as follows:

Year	(in thousands)

2012	$37
2013	21

8.           DEPOSITS

Ending deposit balances at December 31, 2011 and 2010 were as follows:

December 31, (in thousands)	2011	2010

Demand (NOW and SuperNOW)	$523,708	$298,452
Money market accounts	433,508	637,557
Brokered money market accounts	18,121	513
Savings	44,472	38,661
Individual retirement accounts*	31,201	34,129
Time deposits, $100,000 and over*	82,970	152,891
Other certificates of deposit*	103,230	127,156
Brokered certificates of deposit*	88,285	687,958

Total interest-bearing deposits	1,325,495	1,977,317
Total non interest-bearing deposits	408,483	325,375

Total deposits	$1,733,978	$2,302,692

(*) - Represents a time deposit.

Time deposits of $100,000 or more, including brokered certificates of deposit, were $171 million and $819 million at December 31, 2011 and 2010.

At December 31, 2011, the scheduled maturities of all time deposits, including brokered certificates of deposit were as follows:

Year	(in thousands)

2012	$180,910
2013	55,313
2014	24,988
2015	29,180
2016	14,265
Thereafter	1,030

Total	$305,686

Total Company deposits decreased $569 million from December 31, 2010 to $1.7 billion at December 31, 2011. Total Company interest-bearing deposits decreased $652 million, or 33%. Excluding interest-bearing deposits associated with TRS, interest-bearing deposits decreased $90 million, or 6% during 2011. Total Company non interest-bearing deposits increased $83 million, or 26%, from December 31, 2010 to December 31, 2011.

Total demand (NOW and SuperNOW) accounts increased $225 million during 2011, while money market accounts declined $204 million during the same period. Approximately $195 million of the change between categories occurred during the third quarter and was directly related to provisions within the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). As a result of this Act, which removed the prohibition on payments of interest on demand accounts as of July 21, 2011, a substantial majority of the Bank’s corporate money market relationships were converted into transactional NOW accounts.

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens. This transaction closed on September 30, 2011. In addition to other items, Citizens assumed all deposits of its Bowling Green banking center, or approximately $33 million. The Bank recognized a pre-tax net gain on sale for the entire transaction of $2.9 million.

8.           DEPOSITS (continued)

During the fourth quarter of 2011, RB&T did not obtain brokered certificates of deposits in preparation for funding the first quarter 2012 RAL program. See Footnote 10 “FHLB Advances” for additional discussion.

During the fourth quarter of 2010, RB&T obtained $562 million in brokered certificates of deposit to be utilized to fund the first quarter 2011 RAL program. These brokered certificates of deposit had a weighted average life of three months with a weighted average interest rate of 0.42%. During January of 2011, RB&T obtained an additional $7 million in brokered deposits with a life of three months and interest rate of 0.30%.

During the first quarter of 2012, RB&T obtained $252 million in brokered certificates of deposit to partially fund the first quarter 2012 RAL program. These brokered certificates of deposit had a weighted average life of 44 days with a weighted average interest rate of 0.39%.

For additional discussion regarding TRS, see the following sections:
●      Part I Item 1A “Risk Factors”
●      Part II Item 8 “Financial Statements and Supplementary Data:”
o      Footnote 1 “Summary of Significant Accounting Policies”
o      Footnote 3 “Loans and Allowance for Loan Losses”
o      Footnote 10 “FHLB Advances”
o      Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o      Footnote 21 “Segment Information”
o      Footnote 22 “Regulatory Matters”

9.           SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of short-term excess funds from correspondent banks, repurchase agreements and overnight liabilities to deposit customers arising from the Bank’s treasury management program. While comparable to deposits in their transactional nature, these overnight liabilities to customers are in the form of repurchase agreements. Repurchase agreements collateralized by securities are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bank’s control. Information regarding securities sold under agreements to repurchase follows:

December 31, (dollars in thousands)	2011	2010	2009

Outstanding balance at end of year	$230,231	$319,246	$299,580
Weighted average interest rate at year end	0.17%	0.31%	0.30%
Average outstanding balance during the year	$278,861	$330,154	$323,688
Average interest rate during the year	0.23%	0.31%	0.33%
Maximum outstanding at any month end	$297,571	$329,383	$318,769

At December 31, 2011, all securities sold under agreements to repurchase had overnight maturities.

10.           FHLB ADVANCES

At December 31, 2011 and 2010, FHLB advances were as follows:

December 31, (in thousands)	2011	2010

Overnight FHLB borrowings with a interst rate of 0.04%	$145,000	$-

Fixed interest rate advances with a weighted average
interest rate of 0.10% due through March, 2012	300,000	-

Fixed interest rate advances with a weighted average
interest rate of 3.11% due through 2035	369,630	414,877

Putable fixed interest rate advances with a weighted average
interest rate of 4.36% due through 2017(1)	120,000	150,000

Total FHLB advances	$934,630	$564,877

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

During the fourth quarter of 2011, RB&T obtained $300 million in FHLB advances to partially fund the first quarter 2012 RAL program. These liabilities had a weighted average life of three months with a weighted average interest rate of 0.10%. Excluding this advance, the weighted average interest rate of all fixed rate advances would be 3.11%.

For additional discussion regarding TRS, see the following sections:
●      Part I Item 1A “Risk Factors”
●      Part II Item 8 “Financial Statements and Supplementary Data:”
o      Footnote 1 “Summary of Significant Accounting Policies”
o      Footnote 3 “Loans and Allowance for Loan Losses”
o      Footnote 8 “Deposits”
o      Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o      Footnote 21 “Segment Information”
o      Footnote 22 “Regulatory Matters”

During 2011, the Bank paid off approximately $75 million in maturing FHLB advances with excess cash that was being held at the FRB.

During the first quarter of 2010, the Bank prepaid $87 million in FHLB advances. These advances had a weighted average cost of 3.48% and were all scheduled to mature between April 2010 and January 2010. The Bank incurred a $1.5 million prepayment penalty in connection with this transaction.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At December 31, 2011, the Bank had available collateral to borrow an additional $38 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions.

10.         FHLB ADVANCES (continued)

Aggregate future principal payments on FHLB advances, based on contractual maturity dates are detailed below:

Year	(in thousands)

2012	$530,000
2013	91,000
2014	178,000
2015	10,000
2016	22,000
Thereafter	103,630

Total	$934,630

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (in thousands)	2011	2010

First lien, single family residential real estate	$670,819	$697,535
Home equity lines of credit	60,211	36,106
Multi-family commercial real estate	14,697	14,332

11.             SUBORDINATED NOTE

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

12.           INCOME TAXES

Allocation of federal income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2011	2010	2009

Current expense:
Federal	$50,326	$27,702	$27,045
State	996	642	1,197

Deferred expense:
Federal	(1,287)	5,167	(4,424)
State	13	169	75

Total	$50,048	$33,680	$23,893

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following:

Years Ended December 31,	2011	2010	2009

Federal statutory rate times financial statement income	35.00%	35.00%	35.00%
Effect of:
State taxes, net of federal benefit	0.46%	0.54%	1.24%
General business tax credits	-0.69%	-1.09%	-1.34%
Other, net	-0.06%	-0.23%	1.29%

Effective tax rate	34.71%	34.22%	36.19%

Year-end deferred tax assets and liabilities were due to the following:

Years Ended December 31, (in thousands)	2011	2010

Deferred tax assets:
Allowance for loan losses	$7,787	$7,480
Accrued expenses	3,950	3,401
Net operating loss carryforward (1)	843	758
Other-than-temporary impairment	805	735
Total deferred tax assets	13,385	12,374

Deferred tax liabilities:
Unrealized investment securities gains	$(2,229)	$(3,294)
Federal Home Loan Bank dividends	(4,216)	(4,230)
Depreciation	(159)	(117)
Deferred loan fees	(467)	(446)
Mortgage servicing rights	(2,228)	(2,772)
Other	(1,689)	(1,532)
Total deferred tax liabilities	(10,988)	(12,391)

Less: Valuation allowance	(1,040)	(965)

Net deferred tax asset	$1,357	$(982)

(1) The Company has a Kentucky net operating loss carry forward of $17 million which begins to expire in 2012 and a Florida net operating loss carryforward of $3 million which begins to expire in 2030. The Company maintains a valuation allowance as it does not anticipate generating taxable income in Kentucky or Florida to utilize these carry forwards prior to expiration.

12.           INCOME TAXES (continued)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31, (in thousands)	2011	2010

Balance, beginning of year	$473	$377
Additions based on tax related to the current year	148	124
Additions for tax positions of prior years	50	14
Reductions for tax positions of prior years	(56)	(42)
Reductions due to the statute of limitations	(109)	-
Settlements	-	-

Balance, end of year	$506	$473

Of the 2011 total, $330,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The total amount of interest and penalties recorded in the income statement was a benefit of $28,000 and $20,000 for the years ended December 31, 2011 and 2010. The Company had accrued approximately $138,000 and $167,000 for the payment of interest and penalties at December 31, 2011 and 2010.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for all years prior to and including 2007.

13.           EARNINGS PER SHARE

Class A and Class B shares participate equally in undistributed earnings. The difference in earnings per share between the two classes of common stock results solely from the 10% per share cash dividend premium paid on Class A Common Stock over that paid on Class B Common Stock. See Footnote 14, “Stockholders’ Equity” of this section of the filing.

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2011	2010	2009

Net income	$94,149	$64,753	$42,131

Weighted average shares outstanding	20,945	20,877	20,749
Effect of dilutive securities	48	83	135
Average shares outstanding including
dilutive securities	20,993	20,960	20,884

Basic earnings per share:
Class A Common Stock	$4.50	$3.11	$2.04
Class B Common Stock	4.45	3.06	1.99

Diluted earnings per share:
Class A Common Stock	$4.49	$3.10	$2.02
Class B Common Stock	4.44	3.04	1.98

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

Years Ended December 31,	2011	2010	2009

Antidilutive stock options	585,720	623,140	650,553
Average antidilutive stock options	585,147	621,699	644,980

14.           STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS

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

Dividend Restrictions – The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At December 31, 2011, RB&T could, without prior approval, declare dividends of approximately $114 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

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

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2011 and 2010, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

With regard to Republic Bank, the Qualified Thrift Lender (“QTL”) test requires at least 65% of assets be maintained in housing-related loans and investments and other specified areas for nine out of the twelve calendar months each year. If this test is not met for at least nine out of twelve months, limits are placed on growth, branching, new investments, FHLB advances and dividends, or Republic Bank must convert to a commercial bank charter. Republic Bank met the requirements of the QTL test for 2011.

14.           STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS (continued)

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011

Total capital to risk weighted assets
Republic Bancorp, Inc.	$501,188	24.74%	$162,072	8%	N/A	N/A
Republic Bank & Trust Co.	447,143	22.97	155,702	8	$194,627	10%
Republic Bank	16,441	20.34	6,466	8	8,082	10

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	478,003	23.59	81,036	4	N/A	N/A
Republic Bank & Trust Co.	401,529	20.63	77,851	4	116,776	6
Republic Bank	15,420	19.08	3,233	4	4,849	6

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	478,003	14.77	129,852	4	N/A	N/A
Republic Bank & Trust Co.	401,529	12.78	125,652	4	157,065	5
Republic Bank	15,420	14.44	4,680	4	5,850	5

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010

Total capital to risk weighted assets
Republic Bancorp, Inc.	$415,992	22.04%	$150,966	8%	N/A	N/A
Republic Bank & Trust Co.	385,433	21.18	145,598	8	$181,998	10%
Republic Bank	16,160	22.67	5,703	8	7,129	10

Tier 1 (core) capital to risk weighted assets
Republic Bancorp, Inc.	394,195	20.89	75,483	4	N/A	N/A
Republic Bank & Trust Co.	341,077	18.74	72,799	4	109,199	6
Republic Bank	15,269	21.42	2,851	4	4,277	6

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	394,195	12.05	131,328	4	N/A	N/A
Republic Bank & Trust Co.	341,077	10.75	126,906	4	158,633	5
Republic Bank	15,269	14.76	4,548	4	5,685	5

15.           STOCK PLANS AND STOCK BASED COMPENSATION

At December 31, 2011, the Company had a stock option plan and a director deferred compensation plan. The stock option plan consists of the 2005 Stock Incentive Plan (“2005 Plan”).

The Company recorded stock option compensation expense as follows:

December 31, (in thousands)	2011	2010	2009

Stock option compensation expense	$277	$567	$723

Since the stock options are incentive stock options and there were no disqualifying dispositions, no tax benefit related to this expense was recognized. No stock options were modified during the years ended December 31, 2011, 2010 and 2009.

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

The fair value of options granted was determined using the following weighted average assumptions as of grant date:

	2011	2010	2009

Risk-free interest rate	2.29%	2.66%	1.80%
Expected dividend yield	2.59%	2.65%	2.56%
Expected stock price volatility	30.88%	30.40%	28.57%
Expected life of options (in years)	6	6	6
Estimated fair value per share	$5.56	$5.20	$4.17

A summary of the activity in the stock option plan for 2011 follows:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding, beginning of year	735,224	$20.65
Granted	5,000	22.52
Exercised	(69,928)	15.76
Forfeited or expired	(78,020)	19.59
Outstanding, end of year	592,276	$21.38	2.59	$1,119,818
Fully vested and expected to vest	508,797	$21.37	2.55	$964,342
Exercisable (vested) at end of year	123,926	$23.41	0.88	$40,438

15.           STOCK PLANS AND STOCK BASED COMPENSATION (continued)

Information related to the stock option plan during each year follows:

December 31, (in thousands)	2011	2010	2009

Intrinsic value of options exercised	$315	$1,455	$2,420
Cash received from options exercised, net of shares redeemed	438	1,884	1,875
Weighted average fair value of options granted	28	42	75

Non-executive officer employees had total loans outstanding of $893,000 and $1.6 million at December 31, 2011 and 2010 that were originated to fund stock option exercises.

Unrecognized stock option compensation expense related to unvested awards (net of estimated forfeitures) is estimated as follows:

Year	(in thousands)

2012	$793
2013	243
2014	110
2015	10
2016	3

Total	$1,159

In November 2004, the Company’s Board of Directors approved a Non-Qualified Deferred Compensation Plan (the “Plan”). The Plan governs the deferral of board and committee fees of non-employee members of the Board of Directors. Members of the Board of Directors may defer up to 100% of their board and committee fees for a specified period ranging from two to five years. The value of the deferred director compensation account is deemed “invested” in Company stock and is immediately vested. On a quarterly basis, the Company reserves shares of Republic’s stock within the Company’s stock option plan for ultimate distribution to Directors at the end of the deferral period. The Plan has not and will not materially impact the Company, as director compensation expense has been and will continue to be recorded when incurred.

The following table presents information on director deferred compensation shares reserved for the periods shown:

	2011		2010		2009

Years ended December 31,	Shares Deferred	Weighted Average Market Price at Date of Deferral	Shares Deferred	Weighted Average Market Price at Date of Deferral	Shares Deferred	Weighted Average Market Price at Date of Deferral

Balance, beginning of period	37,842	$20.30	32,004	$20.19	24,603	$20.27
Awarded	8,658	19.77	7,298	21.05	7,657	19.89
Released	(2,510)	20.42	(1,460)	21.73	(256)	17.36
Balance, end of period	43,990	$20.19	37,842	$20.30	32,004	$20.19

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2011	2010	2009

Director deferred compensation expense	$171	$151	$152

16.           BENEFIT PLANS

Republic maintains a 401(k) plan for eligible employees who have been employed for at least 30-days and have reached the age of 21. During 2011, participants in the plan had the option to contribute from 1% to 100% of their annual eligible compensation up to the maximum allowed by the IRS. Effective January 1, 2012, participants in the plan will have the option to contribute from 1% to 75% of their annual eligible compensation up to the maximum allowed by the IRS. The Company matches 100% of participant contributions up to 1% and an additional 75% for participant contributions between 2% and 5% of each participant’s annual eligible compensation. Participants are fully vested after two years of employment.

Republic’s normal 401(k) matching contributions were $1.3 million for each of the years ended December 31, 2011, 2010 and 2009. Republic’s contribution may increase if the Company achieves certain operating goals. The Company contributed a “bonus” 401(k) match payment of $420,000 in 2012, related to fiscal year 2011 based on attainment of income goals. The Company contributed a “bonus” 401(k) match payment of $406,000 in 2011, related to fiscal year 2010 based on attainment of income goals. There was no “bonus” 401(k) match payment in 2010 related to fiscal year 2009, as the Company failed to achieve its required income goals to pay the match during this period.

Republic maintains an Employee Stock Ownership Plan (“ESOP”). Effective December 31, 2008, all shares were allocated. Effective July 1, 2007, the Company ceased accepting new participants into the ESOP plan.

Years Ended December 31, ($ in thousands)	2011	2010	2009

Shares allocated to participants in the plan	274,742	296,533	312,776
Fair value of shares	$6,292	$7,043	$6,443

The Company maintained a death benefit for the former deceased Chairman of the Company, Bernard M. Trager, equal to three times the average annual compensation paid to Mr. Trager for the two years proceeding his death. Under the death benefit agreement, its beneficiary has 60 days from the date of Mr. Trager’s death of February 10, 2012, to determine whether the payment of funds will be made over a three year period or in one lump sum present value payment. The payout under this agreement, which was fully accrued for in prior years, will be approximately $2 million.

17.           TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES

Republic leases office facilities under operating leases from Republic’s from limited liability companies in which Republic’s Chairman/Chief Executive Officer and President are partners. Rent expense for the years ended December 31, 2011, 2010 and 2009 under these leases was $3,158,000, $3,136,000 and $3,132,000. Total rent expense on all operating leases was $5.5 million, $5.4 million and $5.6 million for the years ended December 31, 2011, 2010 and 2009.

Total minimum lease commitments under non-cancelable operating leases are as follows:

(in thousands)	Affiliate	Other	Total

2012	$3,254	$4,278	$7,532
2013	3,325	3,362	6,687
2014	3,371	2,712	6,083
2015	3,110	1,128	4,238
2016	2,686	1,096	3,782
Thereafter	2,753	8,059	10,812

Total	$18,499	$20,635	$39,134

A director of Republic Bancorp, Inc. is the President and Chief Executive Officer of a company that leases space to the Bank. Fees paid to the Bank totaled $14,000, $13,000 and $13,000 for years ended December 31, 2011, 2010 and 2009, respectively.

A director of Republic Bancorp, Inc. is “of counsel” to a local law firm. Fees paid by the Bank to this firm totaled $293,000, $193,000 and $178,000 in 2011, 2010 and 2009.

A director of RB&T is an executive manager of a public relations firm. Fees paid by the Bank to this firm totaled $116,000, $173,000 and $204,000 in 2011, 2010 and 2009.

Loans made to executive officers and directors of Republic and their related interests during 2011 were as follows:

(in thousands)

Beginning balance	$29,258
Effect of changes in composition of related parties	(281)
New loans	5,689
Repayments	(5,159)

Ending balance	$29,507

Deposits from executive officers, directors, and their affiliates totaled $47 million and $30 million at December 31, 2011 and 2010.

18.           OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

As of December 31, 2011, exclusive of Mortgage Banking loan commitments, the Bank had outstanding loan commitments of $486 million, which included unfunded home equity lines of credit totaling $238 million. As of December 31, 2010, exclusive of Mortgage Banking loan commitments, the Bank had outstanding loan commitments of $453 million, which included unfunded home equity lines of credit totaling $254 million. These commitments generally have open-ended maturities and variable rates.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $19 million and $11 million at December 31, 2011 and 2010. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

At December 31, 2011, Bank had $12 million in letters of credit from the FHLB issued on behalf of two RB&T clients. These letters of credit were used as credit enhancements for client bond offerings and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

RB&T was subject to a $2 million Civil Money Penalty (“CMP”), which was assessed by the FDIC during the second quarter of 2011 as part of the Amended Notice of Charges for an Order to Cease and Desist; Notice of Assessment of Civil Money Penalties, Findings of Fact and Conclusions of Law; Order to Pay; and Notice of Hearing (the “Amended Notice”). RB&T accrued the full $2 million assessment during the second quarter of 2011, due to its likelihood of payment. RB&T settled this matter with the FDIC during the fourth quarter of 2011 and paid a final settlement of $900,000 for the CMP. As a result of the settlement, RB&T recorded a credit to pre tax expense during the fourth quarter of 2011 for $1.1 million. For additional discussion see Footnote 22 “Regulatory Matters.”

For additional discussion regarding TRS, see the following sections:
●      Part I Item 1A “Risk Factors”
●      Part II Item 8 “Financial Statements and Supplementary Data:”
o      Footnote 1 “Summary of Significant Accounting Policies”
o      Footnote 3 “Loans and Allowance for Loan Losses”
o      Footnote 8 “Deposits”
o      Footnote 10 “FHLB Advances”
o      Footnote 21 “Segment Information”
o      Footnote 22 “Regulatory Matters”

18.           OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES (continued)

On August 1, 2011, a lawsuit was filed in the United States District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads six claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, KRS §367, et seq. (Count VI). RB&T filed a Motion to Dismiss the case on January 12, 2012. In response, Plaintiff filed its Motion to Amend the Complaint on February 23, 2012. In Plaintiff’s proposed Amended Complaint, Plaintiff acknowledges disclosure of the Overdraft Honor Policy and does not seek to add any claims to the Amended Complaint. However, Plaintiff divided the breach of contract and breach of the covenant of good faith and fair dealing claims into two counts (Counts One and Two). In the original Complaint, those claims were combined in Count One. RB&T's response to the Motion to Amend is currently due on March 15, 2012. Management is evaluating the claims of this lawsuit and is unable to estimate the possible loss or range of possible loss, if any, that may result from this lawsuit. RB&T intends to vigorously defend this case.

An earlier, identical suit by the same plaintiff was filed on July 19, 2011 in the United States District Court for the Middle District for Florida styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 2:11-CV-00405-JES-SPC. The plaintiff dismissed that suit without prejudice on August 2, 2011.

19.           PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2011	2010

Assets:

Cash and cash equivalents	$41,124	$18,789
Investment in subsidiaries	456,173	398,384
Other assets	820	1,947

Total assets	$498,117	$419,120

Liabilities and Stockholders' Equity:

Subordinated note	$41,240	$41,240
Other liabilities	4,510	6,504
Stockholders' equity	452,367	371,376

Total liabilities and stockholders' equity	$498,117	$419,120

19.           PARENT COMPANY CONDENSED FINANCIAL INFORMATION (continued)

STATEMENTS OF INCOME

Years Ended December 31, (in thousands)	2011	2010	2009

Income and expenses:

Dividends from subsidiary	$35,476	$15,825	$55,856
Interest income	81	12	7
Other income	39	39	39
Less: Interest expense	2,515	2,515	2,578
Less: Other expenses	382	373	391

Income before income tax benefit	32,699	12,988	52,933
Income tax benefit	961	971	1,022

Income before equity in undistributed net income
of subsidiaries	33,660	13,959	53,955
Equity in undistributed net income of subsidiaries	60,489	50,794	(11,824)

Net income	$94,149	$64,753	$42,131

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2011	2010	2009

Operating activities:

Net income	$94,149	$64,753	$42,131
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed net income of subsidiaries	(60,489)	(50,794)	11,824
Director deferred compensation - Parent Company	104	90	86
Change in other assets	1,127	1,267	667
Change in other liabilities	(187)	(19,546)	(20,880)

Net cash provided by operating activities	34,704	(4,230)	33,828

Financing activities:

Commons Stock repurchases	(492)	(390)	(868)
Net proceeds from Common Stock options exercised	438	1,884	1,875
Cash dividends paid	(12,315)	(11,356)	(10,379)

Net cash used in financing activities	(12,369)	(9,862)	(9,372)

Net change in cash and cash equivalents	22,335	(14,092)	24,456

Cash and cash equivalents at beginning of year	18,789	32,881	8,425

Cash and cash equivalents at end of year	$41,124	$18,789	$32,881

20.           OTHER COMPREHENSIVE INCOME

December 31, (in thousands)	2011	2010	2009

Unrealized gain (loss) on securities available for sale	$(403)	$(249)	$4,306
Other-than-temporary impairment on available for sale
securities recorded in other comprehensive income	-	-	2,769
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment
has been recognized in earnings	(77)	985	585
Reclassification amount on securities sold	(2,286)	-
Reclassification adjustment for losses realized in income	(279)	(221)	3,052

Net unrealized gains	(3,045)	515	10,712
Tax effect	1,065	(180)	(3,749)

Net of tax amount	$(1,980)	$335	$6,963

21.           SEGMENT INFORMATION

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

Segment information for the years ended December 31, 2011, 2010 and 2009 is as follows:

21.           SEGMENT INFORMATION (continued)

	Year Ended December 31, 2011
	Traditional	Mortgage	Tax Refund	Total
(dollars in thousands)	Banking	Banking	Solutions	Company

Net interest income	$105,346	$401	$59,113	$164,860
Provision for loan losses	6,406	-	11,560	17,966

Electronic Refund Check fees	-	-	88,195	88,195
Net RAL securitization income	-	-	207	207
Mortgage banking income	-	3,899	-	3,899
Net gain on sales, calls and				-
impairment of securities	2,006	-	-	2,006
Other non interest income	25,089	78	150	25,317
Total non interest income	27,095	3,977	88,552	119,624

Total non interest expenses	87,389	3,849	31,083	122,321

Income before income tax expense	38,646	529	105,022	144,197
Income tax expense	12,183	185	37,680	50,048
Net income	$26,463	$344	$67,342	$94,149

Total assets	$3,099,426	$10,880	$309,685	$3,419,991
Net interest margin	3.55%	NM	NM	5.09%

	Year Ended December 31, 2010
	Traditional	Mortgage	Tax Refund	Total
(dollars in thousands)	Banking	Banking	Solutions	Company

Net interest income	$105,685	$468	$50,659	$156,812
Provision for loan losses	11,571	-	8,143	19,714

Electronic Refund Check fees	-	-	58,789	58,789
Net RAL securitization income	-	-	265	265
Mortgage banking income	-	5,797	-	5,797
Net loss on sales, calls and				-
impairment of securities	(221)	-	-	(221)
Other non interest income	22,899	73	56	23,028
Total non interest income	22,678	5,870	59,110	87,658

Total non interest expenses	90,968	2,559	32,796	126,323

Income before income tax expense	25,824	3,779	68,830	98,433
Income tax expense	7,929	1,161	24,590	33,680
Net income	$17,895	$2,618	$44,240	$64,753

Total assets	$3,026,628	$23,359	$572,716	$3,622,703
Net interest margin	3.57%	NM	NM	4.65%

21.           SEGMENT INFORMATION (continued)

	Year Ended December 31, 2009
	Traditional	Mortgage	Tax Refund	Total
(dollars in thousands)	Banking	Banking	Solutions	Company

Net interest income	$110,352	$804	$52,707	$163,863
Provision for loan losses	15,885	-	18,090	33,975

Electronic Refund Check fees	-	-	25,289	25,289
Net RAL securitization income	-	-	514	514
Mortgage banking income	-	11,021	-	11,021
Net loss on sales, calls and				-
impairment of securities	(5,822)	-	-	(5,822)
Other non interest income	26,467	100	52	26,619
Total non interest income	20,645	11,121	25,855	57,621

Total non interest expenses	92,513	1,654	27,318	121,485

Income before income tax expense	22,599	10,271	33,154	66,024
Income tax expense	7,237	3,481	13,175	23,893
Net income	$15,362	$6,790	$19,979	$42,131

Total assets	$2,976,663	$14,176	$927,929	$3,918,768
Net interest margin	3.79%	NM	NM	5.04%

NM – Not Meaningful

22.           REGULATORY MATTERS

FDIC Proceedings Regarding the TRS segment:

Notice of Charges for an Order to Cease and Desist and Notice of Hearing, and Stipulation and Consent to the Issuance of a Consent Order, Order to Pay Civil Money Penalties, and Order Terminating Order to Cease and Desist

In February 2011, RB&T received a Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Notice”) regarding its RAL program. The Notice contended that RB&T’s practice of originating RALs without the benefit of the Debt Indicator (“DI”) from the Internal Revenue Service (“IRS”) was unsafe and unsound. The Notice did not address RB&T’s ERC and ERD products. The Notice initiated an agency adjudication proceeding, In Republic Bank & Trust Company, to determine whether the FDIC should issue a cease and desist order to restrain RB&T’s RAL program. For additional discussion regarding the Notice, see the Company’s Form 8-K filed with the SEC on February 10, 2011, including Exhibit 10.1.

On May 3, 2011, RB&T received an Amended Notice of Charges for an Order to Cease and Desist and Notice of Hearing from the FDIC (the “Amended Notice”) from the FDIC revising its original Notice referenced in the preceding paragraph. The Amended Notice resulted from conclusions made by the FDIC during a targeted visitation of 250 ERO offices in 36 states, which it conducted on February 15 and 16, 2011. In addition to the allegations contained in the Notice, the Amended Notice alleged violations of the Truth-In-Lending Act, the Equal Credit Opportunity Act, and the Federal Trade Commission Act. The Amended Notice also accused RB&T of, among other things, unsafe or unsound banking practices resulting from its third-party management; unsafe or unsound hindrance, impediment, or interference with a financial institution examination; unsafe or unsound physical security or electronic protection of ERO premises; violations of the Gramm-Leach-Bliley Act and FDIC regulation; and violations of the 2009 Order. Moreover, the Amended Notice included an assessment of a $2 million CMP. As a result, RB&T recorded a $2 million liability as of June 30, 2011. For additional discussion regarding the Amended Notice, see the Company’s Form 8-K filed with the SEC on May 5, 2011, including Exhibits 99.1 and 99.2.

Federal District Court Litigation:

On February 28, 2011, RB&T filed a complaint in the United States District Court for the Western District of Kentucky (the “Court”) against the FDIC and various officers of the FDIC in their official capacities, entitled Republic Bank & Trust Company v. Federal Deposit Insurance Corporation, et al (the “Litigation”). The complaint stated that the FDIC’s actions to prohibit RB&T from offering RALs constituted a generally applicable change in law that must be administered through the traditional notice and comment rulemaking required by the Administrative Procedure Act (the “APA”) or otherwise in a fashion permitted by law that is separate and apart from the adjudicatory process initiated by the Notice. The complaint also stated that the FDIC had unlawfully ignored its procedural rules regarding discovery in the proceedings initiated by the Notice by conducting a series of unscheduled “visitations.” The complaint sought declaratory and injunctive relief. On March 31, 2011, the FDIC filed a Motion to Dismiss (the “Motion”) RB&T’s complaint with the Court. RB&T timely filed its brief in opposition to the Motion, and the matter remained pending with the Court up through RB&T’s resolution with the FDIC discussed below.

22.           REGULATORY MATTERS (continued)

Resolution of all FDIC-Related Proceedings:

Effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS operating segment. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order (collectively, the “Agreement”). As part of the Agreement, RB&T and the FDIC settled all matters set out in the Amended Notice and the Litigation. More specifically,

●	the FDIC terminated the 2009 Order against RB&T entered on February 27, 2009;
●	the $2 million CMP was reduced to $900,000;
●	RB&T was allowed to immediately resume expansionary activities and transactions in the ordinary course, so long as RB&T maintains appropriate regulatory ratings;
●	RB&T developed an Electronic Return Originator (“ERO”) Oversight Plan (the “ERO Plan”), which the FDIC agreed to and is more fully described below;
●	RB&T agreed to cease the RAL portion of its tax business by April 30, 2012, after the first quarter 2012 tax season;
●	the FDIC and RB&T discontinued their administrative proceeding commenced in February 2011; and
●	RB&T terminated the Litigation.

As disclosed above, the Agreement reduced the previously announced CMP against RB&T from $2 million to $900,000. As a result of the reduced CMP, RB&T, which had previously reserved $2 million for the CMP during the second quarter of 2011, recorded a $1.1 million credit to pre-tax income during the fourth quarter of 2011.

As disclosed above, RB&T developed an ERO Plan, which was agreed to by the FDIC. The ERO Plan articulates a framework for RB&T to continue to offer non-RAL tax related products and services with specified oversight of the tax preparers with which RB&T does business. The ERO Plan includes requirements for, among other things,

●	positive affirmations by EROs of individual tax preparer training related to regulatory requirements applicable to bank products;
●
annual audits covering 10% of active ERO locations and a significant sample of applications for Bank products. The audits will consist of onsite visits, document reviews, mystery shops of tax preparation offices, and tax product customer surveys;

●	on-site audit confirmation of ERO agreements to adhere to laws, processes, procedures, disclosure requirements and physical and electronic security requirements;
●	an advertising approval process that requires RB&T to approve all tax preparer advertisements prior to their issuance;
●	monitoring of ERO offices for income tax return quality;
●	monitoring of ERO offices for adherence to acceptable tax preparation fee parameters;
●	monitoring for federal and state tax preparation requirements, including local and state tax preparer registration, and posting and disclosure requirements relative to Bank products;
●	RB&T to provide advance notification, as practicable, to the FDIC of any significant changes in the TRS line of business, including
o	a change of more than 25% from the prior tax season in the number of EROs with which RB&T is doing business, or
o	the addition of tax-related products offered by RB&T that it did not previously offer; and
●
RB&T to provide advance notification, as practicable, to the FDIC when RB&T enters into a relationship with a new corporation that has multiple owned or franchised locations, when the relationship alone will represent an increase of more than 10% from the prior tax season in the number of EROs with which RB&T is doing business.

Because the Agreement does not affect RB&T’s ability to offer RALs for the first quarter 2012 tax season, it is not expected to have a material adverse impact on net income for the first quarter of 2012 or for the 2012 calendar year. RB&T’s discontinuance of RALs beyond 2012 is expected to have a material adverse impact on net income in 2013 and beyond, as the RAL product accounted for approximately 35% of the TRS segment’s 2011 net income of $67.3 million. It is expected that TRS will continue to be a material contributor to the Company’s overall net income in 2013 and beyond. Actual TRS net income for 2012 and beyond will be impacted by a number of factors, including those factors disclosed from time to time in the Company’s filings with the SEC and set forth under Part I Item 1A “Risk Factors.”

23.           SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2011 and 2010.

	Fourth	Third	Second	First
($ in thousands, except per share data )	Quarter	Quarter	Quarter	Quarter(3)

2011:

Interest income	$33,607	$34,426	$34,459	$92,623
Interest expense	6,710	7,263	7,630	8,652
Net interest income	26,897	27,163	26,829	83,971
Provision for loan losses	463	(140)	(439)	18,082
Net interest income after provision	26,434	27,303	27,268	65,889
Non interest income (1)	6,468	10,476	15,368	87,312
Non interest expenses (2)	24,539	26,438	28,526	42,818
Income before income tax expense	8,363	11,341	14,110	110,383
Income tax expense	2,159	3,471	5,447	38,971
Net income	6,204	7,870	8,663	71,412

Basic earnings per share:
Class A Common Stock	0.30	0.38	0.42	3.41
Class B Common Stock	0.28	0.36	0.40	3.40

Diluted earnings per share:
Class A Common Stock	0.30	0.38	0.41	3.40
Class B Common Stock	0.28	0.36	0.40	3.39

	Fourth	Third	Second	First
($ in thousands, except per share data )	Quarter	Quarter	Quarter	Quarter(3)

2010:

Interest income	$34,087	$35,270	$36,887	$87,229
Interest expense	8,652	8,818	8,834	10,357
Net interest income	25,435	26,452	28,053	76,872
Provision for loan losses	1,748	(1,804)	2,980	16,790
Net interest income after provision	23,687	28,256	25,073	60,082
Non interest income (1)	7,654	7,823	12,304	59,877
Non interest expenses	25,417	25,122	24,645	51,139
Income before income tax expense	5,924	10,957	12,732	68,820
Income tax expense	1,506	3,647	4,335	24,192
Net income	4,418	7,310	8,397	44,628

Basic earnings per share:
Class A Common Stock	0.21	0.35	0.40	2.15
Class B Common Stock	0.20	0.34	0.39	2.13

Diluted earnings per share:
Class A Common Stock	0.21	0.35	0.40	2.14
Class B Common Stock	0.20	0.34	0.39	2.13

(continued)

23.           SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

(1)	– Non interest income

During the second quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $132 million, resulting in a pre-tax gain of $1.9 million.

During the third quarter of 2011, the Bank sold its Bowling Green, Kentucky banking center and recognized a pre-tax gain on sale of $2.9 million.

(2)	– Non interest expenses

During the fourth quarter of 2011, the Company benefited from a $1.1 million credit to non–interest expense related to a previously disclosed CMP assessed by the FDIC. The Company accrued $2.0 million for the full amount of the CMP during the second quarter of 2011 and reached a final settlement with the FDIC for $900,000 during the fourth quarter of 2011.

For additional discussion regarding TRS, see the following sections:
●      Part I Item 1A “Risk Factors”
●      Part II Item 8 “Financial Statements and Supplementary Data:”
o      Footnote 1 “Summary of Significant Accounting Policies”
o      Footnote 3 “Loans and Allowance for Loan Losses”
o      Footnote 8 “Deposits”
o      Footnote 10 “FHLB Advances”
o      Footnote 18 “Off balance sheet risks, Commitments and Contingent Liabilities”
o      Footnote 21 “Segment Information”
o      Footnote 22 “Regulatory Matters”

(3) - The first quarter of each year is significantly impacted by the TRS operating segment.

24.           BRANCH DIVESTITURE

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens First Bank, Inc. (“Citizens”). This transaction was closed on September 30, 2011. The transaction consisted of the following:

●	Citizens acquired loans totaling $13 million, representing approximately one-half of the outstanding loans of the banking center.
●	Citizens assumed all deposits of the Bowling Green banking center, or approximately $33 million consisting of nearly 3,800 accounts.
●	Citizens acquired all of the fixed assets of the Bowling Green banking center.
●	The total pre-tax gain on sale recognized by The Bank as a result of the transaction was $2.9 million.

25.           SUBSEQUENT EVENT

Acquisition

On January 27, 2012, RB&T assumed substantially all of the deposits and certain other liabilities and acquired certain assets of Tennessee Commerce Bank (“TCB”), headquartered in Franklin, Tennessee from the FDIC, as receiver for TCB, pursuant to the terms of a Purchase and Assumption Agreement — Whole Bank; All Deposits (the “P&A Agreement”), entered into among RB&T, the FDIC as receiver of TCB and the FDIC. All financial and other numeric measures of TCB described below are based upon TCB’s internally prepared interim financial statement information as of January 27, 2012, which are subject to change.

Under the terms of the P&A Agreement, RB&T acquired approximately $220 million in assets, including approximately $112 million in loans and other real estate owned, approximately $45 million of marketable securities and approximately $63 million of cash and cash equivalents. Approximately $648 million of loans and other real estate owned, approximately $86 million of securities and approximately $41 million of other TCB assets were excluded from the transaction. RB&T assumed approximately $950 million of liabilities, including approximately $948 million in customer deposits. The acquisition was completed without loss sharing agreements.

The assets were acquired from the FDIC at a discount of $57 million with no stated deposit premium. Based on TCB’s January 27, 2012 internally prepared interim financial statement information, the FDIC made a payment to RB&T in the amount of $785 million, which is subject to customary post-closing adjustments.

The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The estimated fair value for loans reflected expected credit losses at the acquisition date. As a result, the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. There was no indemnification agreement associated with the transaction and the Company is unaware of any contingent relationships. The Company is in process of finalizing all fair value and purchase accounting adjustments.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Chairman/Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and on the Financial Statements, thereon are set forth under Part II Item 8 “Financial Statements and Supplementary Data.”

Item 9B.  Other Information.

Death of the Company’s Chairman and Subsequent Appointments

Bernard M. Trager , the Chairman of the Company at December 31, 2011, subsequently passed away on February 10, 2012.

On March 2, 2012, the Registrant’s board of directors appointed Steven E. Trager to serve the Registrant as its Chairman and Chief Executive Officer (“CEO”) effective February 21, 2012. Before that date, Mr. Steven Trager served as the Registrant’s President and CEO.

On March 2, 2012, the Registrant’s board of directors appointed A. Scott Trager as the Registrant’s President effective February 21, 2012. Before that date, Mr. A. Scott Trager served as the Registrant’s Vice Chairman.

A. Scott Trager, age [58], has served as Vice Chairman of Registrant since 1994 and has served as President of Republic Bank & Trust Company since 1984. He has served as a director of Republic Bank since January, 2009.

A. Scott Trager holds a degree in Business Administration from the University of Tennessee and has spent his entire working career in various finance and banking capacities. He has extensive leadership experience in marketing, operations and retail branch management. He has extensive community board experience and broad-based community connections in the metropolitan Louisville area.

A. Scott Trager and Steven E. Trager, the Registrant’s Chairman and CEO, are cousins.

Within the Louisville, Kentucky, metropolitan area, the Registrant leases space in buildings owned by limited liability companies whose sole managing member is The Jaytee Properties Limited Partnership, a partnership in which Steven E. Trager and A. Scott Trager, are partners. The buildings include Republic Corporate Center, which serves as both the Registrant’s main office and administrative headquarters in Louisville, Kentucky. Additional leasing relations included Republic Bank & Trust Company’s Hurstbourne Parkway banking center which is owned and leased to Republic Bank & Trust Company by Jaytee - Hurstbourne, LLC, the Bardstown Road banking center which is owned and leased to Republic Bank & Trust Company by Jaytee - Bardstown, LLC and the Springhurst banking center which is owned and leased to Republic Bank & Trust Company by Jaytee - Springhurst, LLC. In addition, space at the Registrant’s Republic Plaza location is owned and leased to Republic Bank & Trust Company by Jaytee Properties II SPE, LLC, of which Steven E. Trager is manager. Under certain of these lease arrangements, the Registrant was responsible for the fit-up and certain build out costs associated with the leased premises at those facilities. Altogether, these affiliates currently lease approximately 167,000 square feet to Republic Bank & Trust Company and Republic Bank & Trust Company pays approximately $271,000 per month in rent, with lease terms expiring between 2012 and 2021. The aggregate annual amount paid under these affiliate leasing arrangements in 2011 was approximately $3,158,000. In accordance with the Registrant’s Audit Committee charter, each of the above leasing transactions was approved by the board of directors and the Audit Committee and all were determined by the board of directors and the Audit Committee to be on terms comparable to those that could have been obtained from unaffiliated parties.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic Bancorp, Inc. for the 2012 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 19, 2012, all of which is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2011. There were no equity compensation plans not approved by security holders at December 31, 2011.

	(1)	(2)	(3)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))

2005 Stock Incentive Plan	592,276	$ 21.38	2,715,224

Column (1) above represents options issued for Class A Common Stock only. Options for Class B Common Stock have been authorized but are not issued.

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

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets – December 31, 2011 and 2010
Consolidated statements of income and comprehensive income – years ended December 31, 2011, 2010 and 2009
Consolidated statements of stockholders’ equity – years ended December 31, 2011, 2010 and 2009
Consolidated statements of cash flows – years ended December 31, 2011, 2010 and 2009
Notes to consolidated financial statements

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

REPUBLIC BANCORP, INC.

March 7, 2012	By:	Steven E. Trager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Steven E. Trager	Chairman, Chief Executive Officer	March 7, 2012
Steven E. Trager	and Director

/s/ A. Scott Trager	President and Director	March 7, 2012
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and	March 7, 2012
Kevin Sipes	Chief Accounting Officer

/s/ Craig A. Greenberg	Director	March 7, 2012
Craig Greenberg

/s/ Michael T. Rust	Director	March 7, 2012
Michael T. Rust

/s/ Sandra Metts Snowden	Director	March 7, 2012
Sandra Metts Snowden

/s/ R. Wayne Stratton	Director	March 7, 2012
R. Wayne Stratton

/s/ Susan Stout Tamme	Director	March 7, 2012
Susan Stout Tamme

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 of Registrant (Registration No. 333-56583))

3(ii)	Amended Bylaws (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File Number: 0-24649))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

4.2
Agreement Pursuant to Item 601 (b)(4)(iii) of Regulation S-K (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K of Registrant for the year ended December 31, 1997 (Commission File Number: 33-77324))

10.01*
Officer Compensation Continuation Agreement with Steven E. Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.02*
Officer Compensation Continuation Agreement, as amended and restated, with Steven E. Trager effective January 1, 2006 (Incorporated by reference to Exhibit 10.34 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.03*
Officer Compensation Continuation Agreement, as amended, with Steven E. Trager effective February 15, 2006 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.04*
Officer Compensation Continuation Agreement, as amended and restated, with Steven E. Trager effective April 30, 2008 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.05*
Officer Compensation Continuation Agreement with A. Scott Trager, dated January 12, 1995 (Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File Number: 33-77324))

10.06*
Officer Compensation Continuation Agreement, as amended and restated, with A. Scott Trager effective January 1, 2006 (Incorporated by reference to Exhibit 10.35 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.07*
Officer Compensation Continuation Agreement, as amended, with A. Scott Trager effective February 15, 2006 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 21, 2006 (Commission File Number: 0-24649))

10.08*
Officer Compensation Continuation Agreement, as amended and restated, with A. Scott Trager effective April 30, 2008 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.09*
Officer Compensation Continuation Agreement with Kevin Sipes, dated June 15, 2001 (Incorporated by reference to Exhibit 10.23 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File Number: 0-24649))

10.10*
Officer Compensation Continuation Agreement, as amended and restated, with Kevin Sipes effective January 1, 2006 (Incorporated by reference to Exhibit 10.38 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

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

10.58**
Amended and Restated Marketing and Servicing Agreement dated November 29, 2011, between Republic Bank & Trust Company and JTH Tax Inc. d/b/a Liberty Tax Service. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed December 2, 2011 (Commission File Number: 0-24649))

No.	Description

10.59**
Amended and Restated Program Agreement dated August 3, 2011 between Republic Bank & Trust Company and Jackson Hewitt Inc. and Jackson Hewitt Technology Services LLC (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed August 5, 2011 (Commission File Number: 0-24649))

10.60	Order to Cease and Desist dated February 27, 2009 (Incorporated by reference to Exhibit 10.62 of Registrant’s Form 10-K filed March 6, 2009 (Commission File Number: 0-24649))

10.61
Notice of Charges for an Order to Cease and Desist and Notice of Hearing dated February 9, 2011 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 10, 2011 (Commission File Number: 0-24649))

10.62
Amended Notice of Charges for an Order to Cease and Desist; Notice of Assessment of Civil Money Penalties, Findings of Fact and Conclusions of Law; Order to Pay; and Notice of Hearing dated May 3, 2011 (Incorporated by reference to Exhibits 99.1 and 99.2 of Registrant’s Form 8-K filed May 5, 2011 (Commission File Number: 0-24649))

10.63
Stipulation and Consent to the Issuance of a Consent Order, Order to Pay Civil Money Penalties, and Order Terminating Order to Cease and Desist dated December 8, 2011 (Incorporated by reference to Exhibit 10.1 and 10.2 of Registrant’s Form 8-K filed December 9, 2011 (Commission File Number: 0-24649))

10.64
Purchase and Assumption Agreement — Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Tennessee Commerce Bank, Franklin, Tennessee, the Federal Deposit Insurance Corporation and Republic Bank & Trust Company, dated as of January 27, 2012. (Incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed February 1, 2012 (Commission File Number: 0-24649))

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

101****
Interactive data files: (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements.

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

**** - Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.