Form 10-Q
period 2012-03-31
REPUBLIC BANCORP INC /KY/
filed 2012-05-09
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2012, was 18,659,319 and 2,298,803, respectively.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$186,504	$362,971
Securities available for sale	603,260	645,948
Securities to be held to maturity (fair value of $27,378 in 2012 and $28,342 in 2011)	27,038	28,074
Mortgage loans held for sale	4,459	4,392
Loans to be repurchased by the FDIC, net of discount	17,003	-
Loans, net of allowance for loan losses of $23,732 and $24,063 (2012 and 2011)	2,371,055	2,261,232
Federal Home Loan Bank stock, at cost	28,439	25,980
Premises and equipment, net	34,321	34,681
Goodwill	10,168	10,168
Other assets and accrued interest receivable	62,587	46,545

TOTAL ASSETS	$3,344,834	$3,419,991

LIABILITIES

Deposits
Non interest-bearing	$595,498	$408,483
Interest-bearing	1,453,301	1,325,495
Total deposits	2,048,799	1,733,978

Securities sold under agreements to repurchase and other short-term borrowings	225,719	230,231
Federal Home Loan Bank advances	413,593	934,630
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	81,990	27,545

Total liabilities	2,811,341	2,967,624

STOCKHOLDERS' EQUITY

Preferred stock, no par value	-	-
Class A Common Stock and Class B Common Stock, no par value	4,949	4,947
Additional paid in capital	132,318	131,482
Retained earnings	391,007	311,799
Accumulated other comprehensive income	5,219	4,139

Total stockholders' equity	533,493	452,367

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,344,834	$3,419,991

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)1

	Three Months Ended
	March 31,
	2012	2011
INTEREST INCOME:

Loans, including fees	$75,292	$88,161
Taxable investment securities	3,267	3,592
Federal Home Loan Bank stock and other	1,028	870
Total interest income	79,587	92,623

INTEREST EXPENSE:

Deposits	1,539	2,938
Securities sold under agreements to repurchase and other short-term borrowings	112	251
Federal Home Loan Bank advances	4,086	4,834
Subordinated note	630	629
Total interest expense	6,367	8,652

NET INTEREST INCOME	73,220	83,971

Provision for loan losses	11,170	18,082

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	62,050	65,889

NON INTEREST INCOME:

Service charges on deposit accounts	3,303	3,424
Electronic refund check fees	71,749	81,062
Mortgage banking income	1,354	816
Debit card interchange fee income	1,556	1,484
Bargain purchase gain	27,899	-
Gain on sale of securities available for sale	56	-
Total impairment losses on investment securities	-	(279)
Gain recognized in other comprehensive income	-	-
Net impairment loss recognized in earnings	-	(279)
Other	892	805
Total non interest income	106,809	87,312

NON INTEREST EXPENSES:

Salaries and employee benefits	16,971	17,239
Occupancy and equipment, net	6,074	6,297
Communication and transportation	2,661	2,509
Marketing and development	938	904
FDIC insurance expense	430	1,635
Bank franchise tax expense	1,931	1,565
Data processing	1,221	748
Debit card interchange expense	601	523
Supplies	949	894
Other real estate owned expense	605	481
Charitable contributions	2,678	5,298
Legal expense	368	1,360
FHLB advance prepayment expense	2,436	-
Other	3,290	3,365
Total non interest expenses	41,153	42,818

INCOME BEFORE INCOME TAX EXPENSE	127,706	110,383
INCOME TAX EXPENSE	45,234	38,971
NET INCOME	$82,472	$71,412

BASIC EARNINGS PER SHARE:
Class A Common Stock	$3.94	$3.41
Class B Common Stock	3.92	3.40

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$3.92	$3.40
Class B Common Stock	3.90	3.39

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Net income	$82,472	$71,412

OTHER COMPREHENSIVE INCOME

Unrealized gain (loss) on securities available for sale	1,739	728
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment has
been recognized in earnings	(22)	(255)
Realized amount on securities sold	-	-
Reclassification adjustment for gains/losses realized in income	(55)	(278)
Net unrealized gains	1,662	195
Tax effect	(582)	(68)
Net of tax amount	1,080	127

COMPREHENSIVE INCOME	$83,552	$71,539

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2012

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2012	18,652	2,300	$4,947	$131,482	$311,799	$4,139	$452,367

Net income	-	-	-	-	82,472	-	82,472

Net change in accumulated other comprehensive
income	-	-	-	-	-	1,080	1,080

Dividend declared Common Stock:
Class A ($0.154 per share)	-	-	-	-	(2,874)	-	(2,874)
Class B ($0.140 per share)	-	-	-	-	(322)	-	(322)

Stock options exercised, net of shares redeemed	6	-	2	183	(68)	-	117

Conversion of Class B Common Stock to Class A
Common Stock	1	(1)	-	-	-	-	-

Notes receivable on Common Stock, net of
cash payments	-	-	-	197	-	-	197

Deferred director compensation expense -
Company Stock	3	-	-	54	-	-	54

Stock based compensation expense	-	-	-	402	-	-	402

Balance, March 31, 2012	18,662	2,299	$4,949	$132,318	$391,007	$5,219	$533,493

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (in thousands)

	2012	2011
OPERATING ACTIVITIES:
Net income	$82,472	$71,412
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion, net	3,057	2,583
Provision for loan losses	11,170	18,082
Net gain on sale of mortgage loans held for sale	(1,688)	(708)
Origination of mortgage loans held for sale	(52,245)	(26,255)
Proceeds from sale of mortgage loans held for sale	53,866	40,810
Net realized impairment of mortgage servicing rights	12	-
Net realized (gain) loss on sales, calls and impairment of securities	(56)	279
Net gain on sale of other real estate owned	(137)	(151)
Writedowns of other real estate owned	226	186
Deferred director compensation expense - Company Stock	54	51
Stock based compensation expense	402	105
Bargain purchase gain on acquisition	(27,899)	-
Net change in other assets and liabilities:
Accrued interest receivable	(699)	(269)
Accrued interest payable	(168)	(225)
Other assets	7,832	967
Other liabilities	42,143	51,516
Net cash provided by operating activities	118,342	158,383

INVESTING ACTIVITIES:
Net cash proceeds received in FDIC-assisted transaction	846,399	-
Purchases of securities available for sale	(2,688)	(149,222)
Proceeds from calls, maturities and paydowns of securities available for sale	54,652	44,044
Proceeds from calls, maturities and paydowns of securities to be held to maturity	1,031	2,469
Proceeds from sales of securities available for sale	35,224	-
Proceeds from sales of other real estate owned	6,270	2,613
Net change in loans	(73,072)	(20,771)
Net purchases of premises and equipment	(1,371)	(1,063)
Net cash provided by/(used in) investing activities	866,445	(121,930)

FINANCING ACTIVITIES:
Net change in deposits	(632,628)	(277,981)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(4,512)	(59,524)
Payments on Federal Home Loan Bank advances	(541,037)	(55,040)
Proceeds from Federal Home Loan Bank advances	20,000	45,000
Net proceeds from Common Stock options exercised	117	-
Cash dividends paid	(3,194)	(2,964)
Net cash used in financing activities	(1,161,254)	(350,509)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(176,467)	(314,056)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	362,971	786,371
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$186,504	$472,315

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$6,535	$8,877
Income taxes	1,037	64

SUPPLEMENTAL NONCASH DISCLOSURES
Transfers from loans to real estate acquired in settlement of loans	$8,722	$5,436
Loans provided for sales of other real estate owned	382	533

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – MARCH 31, 2012 AND 2011 (UNAUDITED) AND DECEMBER 31, 2011

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2011.

As of March 31, 2012, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Tax Refund Solutions.

Traditional Banking and Mortgage Banking (collectively “Core Banking”)

Republic operates 43 banking centers, primarily in the retail banking industry, and conducted its operations predominately in metropolitan Louisville, Kentucky; central Kentucky; northern Kentucky; southern Indiana; metropolitan Tampa, Florida; metropolitan Cincinnati, Ohio; metropolitan Nashville, Tennessee and through an Internet banking delivery channel.

Effective January 27, 2012, RB&T assumed substantially all of the deposits and certain other liabilities and acquired certain assets of Tennessee Commerce Bank (“TCB”), headquartered in Franklin (Nashville MSA), Tennessee from the FDIC, as receiver for TCB. This acquisition represents a single banking center located in the Nashville MSA and represents RB&T’s initial entrance into the Tennessee market.

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

Tax Refund Solutions

Republic, through its Tax Refund Solutions (“TRS”) segment, is one of a limited number of financial institutions that facilitates the payment of federal and state tax refund products through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers. TRS’s three primary tax-related products have historically included: Electronic Refund Checks (“ERCs” or “ARs”), Electronic Refund Deposits (“ERDs” or “ARDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by TRS occurs in the first quarter of the year. TRS traditionally operates at a loss during the second half of the year, during which the segment incurs costs preparing for the following year’s first quarter tax season.

As previously disclosed, effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS operating segment. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order (collectively, the “Agreement”). As part of the Agreement, RB&T and the FDIC settled all matters set out in the FDIC’s Amended Notice of Charges dated May 3, 2011 and the lawsuit filed against the FDIC by RB&T. As part of this settlement, RB&T agreed to discontinue its offering the RAL product by April 30, 2012, subsequent to the first quarter 2012 tax season.

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

RALs were short-term consumer loans offered to taxpayers that were secured by the customer’s anticipated tax refund, which represented the source of repayment. Prior to 2011, RB&T historically underwrote the RAL application utilizing the Debt Indicator (the “DI”) from the IRS in combination with an automated underwriting model utilizing information contained in the taxpayer’s tax return. The DI, which indicated whether an individual taxpayer would have any portion of the refund offset for delinquent taxes or other debts, such as unpaid child support or federally funded student loans, had historically been a meaningful underwriting component. In August 2010, the IRS announced that it would no longer provide tax preparers and associated financial institutions with the DI beginning with the first quarter 2011 tax season. In response to loss of access to the DI in 2011, RB&T significantly reduced the maximum RAL amount for individual customers, raised the RAL offering price to its customers and modified its underwriting and application requirements resulting in fewer RALs approved.

If a consumer’s RAL application was approved, RB&T advanced $1,500 of the taxpayer’s refund. As part of the RAL application process, each taxpayer signed an agreement directing the applicable taxing authority to send the taxpayer’s refund directly to RB&T. The refund received from the IRS or state taxing authority, if applicable, was used by RB&T to pay off the RAL. Any amount due the taxpayer above the amount of the RAL was remitted to the taxpayer once the refund was received by RB&T. The funds advanced by RB&T were generally repaid by the applicable taxing authority within two weeks. The fees earned on RALs were reported as interest income under the line item “Loans, including fees.”

RB&T’s discontinuance of RALs beyond 2012 is expected to have a material adverse impact on net income in 2013 and beyond, as the RAL product accounted for approximately 32.3% and 35.8% of the TRS segment’s three months ended March 31, 2012 and 2011 net income. It is expected that TRS will continue to be a material contributor to the Company’s overall net income in 2013 and beyond. Actual TRS net income for 2012 and beyond will be impacted by a number of factors, including those factors disclosed from time to time in the Company’s filings with the SEC and set forth under Part I Item 1A “Risk Factors” of the Company’s 2011 Form 10-K.

For additional discussion regarding the Consent Order, see the Company’s Form 8-K filed with the SEC on December 9, 2011, including Exhibits 10.1 and 10.2.

For additional discussion regarding TRS, see the following sections:
●          Part I Item 1 “Financial Statements:”
o          Footnote 4 “Loans and Allowance for Loan Losses”
o          Footnote 5 “Deposits”
o          Footnote 6 “Federal Home Loan Bank Advances”
o          Footnote 11 “Segment Information”

Recently Adopted Accounting Pronouncements:

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Footnote 7.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to one continuous statement. The adoption of this amendment had no impact on the consolidated financial statements as the prior presentation of comprehensive income was in compliance with this amendment.

Summary of New Significant Accounting Policies:

Purchased Credit Impaired Loans – Purchased credit impaired loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In determining the estimated fair value of these loans, management considers a number of factors including, the remaining life of the acquired loans, estimated prepayments, estimated future credit losses, estimated value of the underlying collateral, estimated holding periods and the net present value of the cash flows expected to be received. To the extent that any smaller dollar purchased credit impaired loan is not specifically reviewed, when evaluating the net present value of the future estimated cash flows, management applies a loss estimate to that loan based on the average expected loss rates for the loans that were individually reviewed in that loan portfolio, adjusted for other factors, as applicable.

As provided for under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Material events that occur during the measurement period will be analyzed to determine if the new information reflected facts and circumstances that existed as of the acquisition date that if known, would have affected the measurement of fair value of the amounts recognized as of the acquisition date. The measurement period ends as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is not obtainable. The measurement period is limited to one year from the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the “Day One Fair Values.”

The non-accretable difference represents the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the Day One Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges with a corresponding adjustment to the accretable yield, which would have a positive impact on interest income.

The accretable difference on purchased credit impaired loans represents the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the level-yield method over the expected cash flow periods of the loans. In determining the net present value of the expected cash flows, the Bank used discount rates depending on loan risk characteristics.

Management separately monitors the purchased credit impaired loan portfolio and on a quarterly basis reviews loans contained within this portfolio against the factors and assumptions used in determining the Day One Fair Values. In addition to its quarterly evaluation, a loan is typically reviewed (i) when it is modified or extended, (ii) when material information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the quarterly review of projected cash flows which include a substantial portion of each acquired loan portfolio.

Reclassifications and recasts – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on prior years’ net income. Additionally, as discussed above and in Footnote 2 “Bank Acquisition,” the Company may make future adjustments to the acquired assets and assumed liabilities for its FDIC-assisted acquisition in the determination of Day One Fair Values. As a result, certain amounts reported in this filing may be recast in the future.

2.           BANK ACQUISITION

On January 27, 2012 (the “Acquisition Date”), RB&T assumed substantially all of the deposits and certain other liabilities and acquired certain assets of Tennessee Commerce Bank (“TCB”), headquartered in Franklin (Nashville MSA), Tennessee from the FDIC, as receiver for TCB, pursuant to the terms of a Purchase and Assumption Agreement — Whole Bank; All Deposits (the “P&A Agreement”), entered into among RB&T, the FDIC as receiver of TCB and the FDIC. On January 30, 2012, TCB’s sole location re-opened as a division of RB&T. No capital was raised to complete this transaction, as the Company has grown capital through the retention of earnings which the Company can use to take advantage of such acquisition opportunities.

RB&T has determined that the acquisition constitutes a business acquisition as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values as required. Fair values were determined based on the requirements of ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

The assets acquired and liabilities assumed in the transaction are presented at estimated fair value on the Acquisition Date. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition, as additional information relative to Acquisition Date fair values becomes available. Due to the compressed due diligence period of a FDIC acquisition, the measurement period analysis of information that may be reflective of conditions existing as of the acquisition date generally extends longer within the one year measurement period compared to non-assisted transactions. The difference is attributable to the fact that FDIC assisted transactions are marketed for 2-4 weeks with on-site due diligence limited to 2-3 days while traditional non-assisted transactions generally have a 3-6 month due diligence and regulatory approval period prior to the acquisition. RB&T and the FDIC are engaged in on-going discussions that may impact, to an immaterial degree, which assets and liabilities are ultimately acquired or assumed by RB&T and/or the purchase prices. In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the Acquisition Date. At the Acquisition Date, a deferred tax liability of approximately $10 million was recorded in other liabilities.

RB&T acquired approximately $221 million in gross assets from the FDIC as receiver for TCB. In addition, RB&T also recorded a receivable from the FDIC for approximately $785 million, which represented the net difference between the assets acquired and the liabilities assumed adjusted for the discount RB&T received for the transaction. The FDIC paid approximately $771 million of this receivable on January 30, 2012 with the remaining $14 million paid on February 15, 2012.

A summary of the net assets acquired from the FDIC and the estimated fair value adjustments as of January 27, 2012 follows:

(in thousands)	January 27, 2012

Assets acquired, at contractual amount	$221,126
Liabilities assumed, at contractual amount	(948,701)
Net liabilities assumed per the Purchase and Assumption Agreement	(727,575)

Contractual Discount	(56,970)
Net receivable from the FDIC	$(784,545)

Fair value adjustments:
Loans	$(22,666)
Discount for loans to be repurchased by the FDIC	(2,797)
Other real estate owned	(3,359)
Other assets and accrued interest receivable	(60)
Core deposit intangible	64
Deposits	(54)
All other	(199)
Total fair value adjustments	(29,071)

Discount	56,970
Bargain purchase gain, pre-tax	$27,899

Assets acquired and liabilities assumed as of March 31, 2012 and January 27, 2012 follows:

		January 27, 2012
			Fair
		Contractual	Value	Fair
(in thousands)	March 31, 2012	Amount	Adjustments	Value
ASSETS

Cash and cash equivalents	$93,990	$61,943	(89)	$61,854
Securities available for sale	4,357	42,646	-	42,646
Loans to be repurchased by the FDIC, net of discount	17,003	19,800	(2,797)	17,003
Loans	49,933	79,112	(22,666)	56,446
Federal Home Loan Bank stock, at cost	2,459	2,491	-	2,491
Other assets and accrued interest receivable	1,333	945	(60)	885
Other real estate owned	6,188	14,189	(3,359)	10,830
Core deposit intangible	64	-	64	64
Discount	-	(56,970)	56,970	-
FDIC settlement receivable	-	784,545	-	784,545
TOTAL ASSETS ACQUIRED	$175,327	$948,701	$28,063	$976,764

LIABILITIES

Deposits
Non interest-bearing	$27,537	$19,754	$-	$19,754
Interest-bearing	111,717	927,641	54	927,695
Total deposits	139,254	947,395	54	947,449

Accrued income taxes payable	9,670	-	9,988	9,988
Other liabilities and accrued interest payable	9,085	1,306	110	1,416

TOTAL LIABILITIES ASSUMED	$158,009	$948,701	$10,152	$958,853

EQUITY

Bargain purchase gain, net of taxes	17,911	-	17,911	17,911
Other operating loss, net of taxes	(572)	-	-	-
Accumulated other comprehensive loss	(21)	-	-	-

TOTAL LIABILITIES ASSUMED AND EQUITY	$175,327	$948,701	$28,063	$976,764

The following is a description of the methods used to determine the fair values of significant assets and liabilities at Acquisition Date presented above.

Cash and Due from Banks and Interest-bearing Deposits in Banks – RB&T acquired $62 million in cash and cash equivalents. The carrying amount of these assets, adjusted for any cash items deemed uncollectible by management, was determined to be a reasonable estimate of fair value based on their short-term nature.

Investment Securities – RB&T acquired $43 million in securities at fair value. The majority of the securities acquired were subsequently sold during the first quarter of 2012 with RB&T realizing a net gain on the corresponding sales of approximately $56,000. Investment securities were acquired at their fair values from the FDIC. The fair values provided by the FDIC were reviewed and considered reasonable based on RB&T’s understanding of the marketplace. Federal Home Loan Bank stock was acquired at cost. It is not practicable to determine its fair value given restrictions on its marketability.

Loans – RB&T purchased approximately $99 million in loans with a fair value of approximately $73 million. The loans acquired by RB&T consist of residential real estate, commercial real estate, real estate construction, commercial and consumer loans. Subsequent to the Acquisition Date, the FDIC agreed to repurchase approximately $20 million of TCB loans at a price of par less the original discount that RB&T received when it purchased the loans on the Acquisition Date of $3 million.

Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting current market rates for new originations of comparable loans adjusted for the risk inherent in the cash flow estimates.

Certain loans that were deemed to be collateral dependent were valued based on the fair value of the underlying collateral. These estimates were based on the most recently available real estate appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

Information obtained subsequent to January 27, 2012 through April 11, 2012 was considered in forming estimates of cash flows and collateral values as of the Acquisition Date.

The composition of acquired loans at January 27, 2012 follows:

	Contractual	Fair Value	Fair
(in thousands)	Amount	Adjustments	Value

Residential real estate	$23,217	$(4,076)	$19,141
Commercial real estate	18,122	(6,971)	11,151
Real estate construction	14,877	(2,681)	12,196
Commercial	13,224	(6,939)	6,285
Home equity	6,220	(606)	5,614
Consumer:
Credit cards	608	(22)	586
Overdrafts	672	(621)	51
Other consumer	2,172	(750)	1,422
Total loans	$79,112	$(22,666)	$56,446

Loans purchased in the TCB acquisition are accounted for using one of two following accounting standards:

●
ASC Topic 310-20 is used to value loans that have not demonstrated post origination credit quality deterioration and the acquirer expects to collect all contractually required payments from the borrower. For these loans, the difference between the fair value of the loan at acquisition and the amortized cost of the loan would be amortized or accreted into income using the interest method.

●
ASC Topic 310-30 is used to value loans with post origination credit quality deterioration. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC 310-30, the expected cash flows that exceed the initial investment in the loan (fair value) represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans.

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality as of January 27, 2012:

(in thousands)

Contractually-required principal and interest payments	$52,278
Non-accretable difference	(21,308)
Accretable yield	(425)
Fair value of loans	30,545

RB&T utilized information obtained subsequent to January 27, 2012 through April 11, 2012 to finalize its fair value estimate for the assets acquired and liabilities assumed in the TCB transaction as of the Acquisition Date.

Loans to be repurchased by the FDIC were valued at the contractual amount reduced by the applicable discount.

In addition to the loans acquired by RB&T as part of the Agreement, RB&T is required to service TCB loans retained by the FDIC. The balance of these loans totaled $740 million at March 31, 2012. RB&T shall service these loans on behalf of the FDIC for a period of one year from the Acquisition Date, unless they are sold or transferred at an earlier time by the FDIC. Also, as part of the Agreement, the FDIC will reimburse RB&T for servicing the loans based upon an agreed upon fee, which approximates the servicing costs. Since the FDIC is reimbursing RB&T for its approximate costs to service the loans, a servicing asset/liability was not recorded as of the Acquisition Date nor is one expected to be recorded in the future.

Core Deposit Intangible – In its assumption of the deposit liabilities, RB&T believed that the customer relationships associated with these deposits had intangible value, although this value was anticipated to be modest given the nature of the deposit accounts and the anticipated rapid account run-off since realized. RB&T recorded a core deposit intangible asset of $64,000. This intangible asset represents the value of the relationships that TCB had with their deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to type of deposit, deposit retention, cost of the deposit base, and net maintenance cost attributable to customer deposits.

OREO – RB&T acquired $14 million in OREO related to the TCB acquisition, which was reduced by a $3 million fair value adjustment as of the Acquisition Date. OREO is presented at fair value, which is the estimated value that management expects to receive when the property is sold, net of related costs to sell. These estimates were based on the most recently available real estate appraisals, with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the property. Information obtained subsequent to January 27, 2012 through April 11, 2012 was considered in forming the estimates of the fair value of the OREO acquired. Included in this information were actual sales of OREO properties totaling $4.6 million between the Acquisition Date and April 11, 2012, as well as OREO properties under contract to be sold as of April 11, 2012 totaling $3.7 million.

Deposits – RB&T assumed $947 million in deposits at estimated fair value. As permitted by the FDIC, RB&T had the option to re-price the acquired deposit portfolios within seven days of the Acquisition Date. In addition, depositors had the option to withdraw funds without penalty. RB&T chose to re-price all of the acquired interest-bearing deposits, including transaction, time and brokered deposits. This re-pricing triggered time and brokered deposit run-off in-line with management’s expectations. Through March 31, 2012, approximately 85% of the assumed interest bearing deposit account balances had exited RB&T, with no penalty on the applicable time and brokered deposits. At March 31, 2012, RB&T had $139 million of deposits remaining from the TCB acquisition. The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition, equal the amount payable on demand at the Acquisition Date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the interest rates embedded on such time deposits. Information obtained subsequent to January 27, 2012 through April 11, 2012, was considered in forming estimates of cash flows for the deposit liabilities assumed as of the Acquisition Date.

The composition of deposits assumed at fair value at January 27, 2012 follows:

	Contractual	Fair Value	Fair
(in thousands)	Amount	Adjustments	Value

Non Interest Bearing	$19,754	$-	$19,754
Demand (NOW)	3,190	-	3,190
Money market accounts	11,338	-	11,338
Savings	91,859	-	91,859
Individual retirement accounts*	33,063	-	33,063
Certificates of deposit*	369,251	14	369,265
Brokered deposits*	418,940	40	418,980

Total deposits	$947,395	$54	$947,449

_________________
* - denotes a time deposit

With regard to the TCB acquisition, RB&T expects to incur acquisition and integration costs of approximately $2.1 million, with $636,000 of this expense recognized during the quarter ended March 31, 2012. Included in the total amount is $728,000 for estimated short-term retention bonuses for certain former TCB employees and short-term incentive bonuses for existing RB&T employees related to a successful branch consolidation and core system conversion scheduled for July 2012. In addition, the total also includes $418,000 for estimated professional and consulting fees, as well as $945,000 for a long-term incentive program for RB&T employees based upon a 2-year profitability target for the overall TCB operation.

Management believes that RB&T will achieve on-going direct operating expenses for the one-location TCB franchise, in addition to the acquisition and integration costs just discussed, in a range of $60,000 to $70,000 per month subsequent to the branch consolidation and core system conversion scheduled for July 2012.

3.             INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$131,956	$838	$-	$132,794
Private label mortgage backed security	5,818	-	(1,298)	4,520
Mortgage backed securities - residential	271,082	7,051	(7)	278,126
Collateralized mortgage obligations	186,374	1,843	(397)	187,820
Total securities available for sale	$595,230	$9,732	$(1,702)	$603,260

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$152,085	$814	$(225)	$152,674
Private label mortgage backed security	5,818	-	(1,276)	4,542
Mortgage backed securities - residential	287,013	6,343	(27)	293,329
Collateralized mortgage obligations	194,663	1,281	(541)	195,403
Total securities available for sale	$639,579	$8,438	$(2,069)	$645,948

Mortgage backed Securities

At March 31, 2012, with the exception of the $4.5 million private label mortgage backed and other private label mortgage-related securities, all other mortgage backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) and Fannie Mae (“FNMA”), institutions that the government has affirmed its commitment to support. At March 31, 2012 and December 31, 2011, there were gross unrealized losses of $404,000 and $568,000 related to available for sale and held to maturity mortgage backed securities other than the private label mortgage backed and other private label mortgage-related securities. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired.

As mentioned throughout this filing, the Bank’s mortgage backed securities portfolio includes private label mortgage backed and other private label mortgage-related securities with a fair value of $4.5 million that had gross unrealized losses of approximately $1.3 million at March 31, 2012 and $1.3 million at December 31, 2011. As of March 31, 2012, the Bank believes there is no further credit loss component of OTTI in addition to that which has already been recorded. Additionally, the Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
March 31, 2012 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,227	$-	$-	$4,227
Mortgage backed securities - residential	1,260	101	-	1,361
Collateralized mortgage obligations	21,551	239	-	21,790
Total securities to be held to maturity	$27,038	$340	$-	$27,378

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2011 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,233	$18	$(10)	$4,241
Mortgage backed securities - residential	1,376	101	-	1,477
Collateralized mortgage obligations	22,465	159	-	22,624
Total securities to be held to maturity	$28,074	$278	$(10)	$28,342

During the three months ended March 31, 2012, the Bank recognized net securities gains in earnings for securities available for sale as follows:

●	The Bank sold six available for sale securities acquired in the TCB acquisition with an amortized cost of $35 million, resulting in a pre-tax gain of $53,000.
●
The Bank realized $3,000 in pre-tax gains related to unamortized discount accretion on $10 million of callable U.S. Government agencies that were called during the first quarter of 2012 before their maturity.

During the three months ended March 31, 2011, there were no sales or calls of securities available for sale. The tax provision related to the Bank’s realized gains totaled $20,000 and $0 for the three months ended March 31, 2012 and 2011, respectively.

The amortized cost and fair value of the investment securities portfolio by contractual maturity at March 31, 2012 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
March 31, 2012 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$-	$-	$188	$188
Due from one year to five years	131,956	132,794	4,039	4,043
Due from five years to ten years	-	-	-	-
Due beyond ten years	-	-	-	-
Private label mortgage backed security	5,818	4,520	-	-
Mortgage backed securities - residential	271,082	278,126	1,260	1,361
Collateralized mortgage obligations	186,374	187,820	21,551	21,790
Total securities	$595,230	$603,260	$27,038	$27,382

At March 31, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Market Loss Analysis

Securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
March 31, 2012 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Private label mortgage backed security	-	-	4,520	(1,298)	4,520	(1,298)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	79,256	(185)	8,368	(219)	87,624	(404)

Total	$79,256	$(185)	$12,888	$(1,517)	$92,144	$(1,702)

	Less than 12 months		12 months or more		Total
December 31, 2011 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$60,547	$(235)	$-	$-	$60,547	$(235)
Private label mortgage backed security	-	-	4,542	(1,276)	4,542	(1,276)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	136,775	(568)	-	-	136,775	(568)

Total	$197,322	$(803)	$4,542	$(1,276)	$201,864	$(2,079)

At March 31, 2012, the Bank’s security portfolio consisted of 155 securities, 19 of which were in an unrealized loss position. The majority of unrealized losses are related to the Bank’s mortgage backed securities, as discussed in this section of the filing.

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

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed and other private label mortgage-related securities. The Bank owns one private label mortgage backed security with a total carrying value of $5.8 million at March 31, 2012. This security is mostly backed by “Alternative A” first lien mortgage loans and is backed with an insurance “wrap” or guarantee with an average life currently estimated at four years. Due to current market conditions, this asset remain extremely illiquid, and as such, the Bank determined I to be a Level 3 security in accordance with FASB ASC topic 820, “Fair Value Measurements and Disclosures.” Based on this determination, the Bank utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for these investments. See Footnote 7, “Fair Value” for additional discussion.

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

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	March 31, 2012	December 31, 2011

Carrying amount	$518,037	$613,927
Fair value	526,109	620,922

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

(in thousands)	March 31, 2012	December 31, 2011

Residential real estate:
Owner occupied	$1,069,601	$985,735
Non owner occupied	90,973	99,161
Commercial real estate	650,735	639,966
Commercial real estate - purchased whole loans	33,073	32,741
Real estate construction	73,301	67,406
Commercial	125,960	119,117
Warehouse lines of credit	59,850	41,496
Home equity	267,591	280,235
Consumer:
Credit cards	8,465	8,580
Overdrafts	757	950
Other consumer	14,481	9,908

Total loans	2,394,787	2,285,295
Less: Allowance for loan losses	23,732	24,063

Total loans, net	$2,371,055	$2,261,232

As discussed under Footnote 2“Bank Acquisition,” the above loan balances at March 31, 2012, contain $50 million related to the TCB acquisition.

The composition of loans acquired in the TCB transaction outstanding at March 31, 2012 follows:

(in thousands)	March 31, 2012

Residential real estate	$18,448
Commercial real estate	11,106
Real estate construction	8,037
Commercial	4,903
Home equity	5,400
Consumer:
Credit cards	639
Overdrafts	92
Other consumer	1,308
Total loans	$49,933

Credit Quality Indicators

Bank procedures for assessing and maintaining credit gradings differs slightly depending on whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, that would potentially cause a change in the loan grade. Specific Bank procedures follow:

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

Risk Grade 1 – Excellent (Pass): Loans fully secured by liquid collateral, such as certificates of deposit, reputable bank letters of credit, or other cash equivalents; loans fully secured by publicly traded marketable securities where there is no impediment to liquidation; or loans to any publicly held company with a current long-term debt rating of A or better.

Risk Grade 2 – Good (Pass): Loans to businesses that have strong financial statements containing an unqualified opinion from a CPA firm and at least three consecutive years of profits; loans supported by unaudited financial statements containing strong balance sheets, five consecutive years of profits, a five-year satisfactory relationship with the Bank, and key balance sheet and income statement trends that are either stable or positive; loans that are guaranteed or otherwise backed by the full faith and credit of United States government or an agency thereof, such as the Small Business Administration; or loans to publicly held companies with current long-term debt ratings of Baa or better.

Risk Grade 3 – Satisfactory (Pass): Loans supported by financial statements (audited or unaudited) that indicate average or slightly below average risk and having some deficiency or vulnerability to changing economic conditions; loans with some weakness but offsetting features of other support are readily available; loans that are meeting the terms of repayment, but which may be susceptible to deterioration if adverse factors are encountered.

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

Risk Grade 4 – Satisfactory/Monitored (Pass): Loans in this category are considered to be of acceptable credit quality, but contain greater credit risk than Satisfactory loans due to weak balance sheets, marginal earnings or cash flow, or other uncertainties. These loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in a Satisfactory/Monitored loan is within acceptable underwriting guidelines so long as the loan is given the proper level of management supervision.

Risk Grade 5 – Special Mention: Loans that possess some credit deficiency or potential weakness that deserves close attention. Such loans pose an unwarranted financial risk that, if not corrected, could weaken the loan by adversely impacting the future repayment ability of the borrower. The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk and (2) credit weaknesses are not defined impairments to the primary source of repayment and are consider potential.

Risk Grade 6 – Substandard: One or more of the following characteristics may be exhibited in loans classified Substandard:

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

Risk Grade 7 – Doubtful: One or more of the following characteristics may be present in loans classified Doubtful:

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

Risk Grade 8 – Loss: Loans are considered uncollectible and of such little value that continuing to carry them as assets is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future. These loans will be either written off or a specific valuation allowance established.

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

Based on the Bank’s most recent analysis performed, the risk category of loans by class of loans follows:

					Total
		Special		Doubtful /	Rated
March 31, 2012 (in thousands)	Pass	Mention	Substandard	Loss	Loans

Residential real estate:
Owner occupied	$-	$5,029	$13,227	$-	$18,256
Non owner occupied	-	6,067	2,393	-	8,460
Commercial real estate	599,024	32,079	19,632	-	650,735
Commercial real estate -
Purchased whole loans	33,073	-	-	-	33,073
Real estate construction	60,606	8,842	3,853	-	73,301
Commercial	122,223	3,079	658	-	125,960
Warehouse lines of credit	59,850	-	-	-	59,850
Home equity	-	2,279	2,553	-	4,832
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	-	-	-

Total	$874,776	$57,375	$42,316	$-	$974,467

Approximately $18 million and $6 million of loans acquired from the TCB acquisition were classified above as Special Mention and Substandard, respectively at March 31, 2012. Because acquired loans are recorded at their estimated fair values at acquisition date, an allowance for loan losses is not carried over or recorded for acquired loans as of the acquisition date. See Footnote 2“Bank Acquisition,” for additional discussion.

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

Allowance for Loan Losses

Activity in the allowance for loan losses follows:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Allowance for loan losses at beginning of period	$24,063	$23,079

Charge offs - Traditional Banking	(4,267)	(1,674)
Charge offs - Tax Refund Solutions	(10,754)	(13,441)
Total charge offs	(15,021)	(15,115)

Recoveries - Traditional Banking	435	546
Recoveries - Tax Refund Solutions	3,085	2,552
Total recoveries	3,520	3,098

Net loan charge offs - Traditional Banking	(3,832)	(1,128)
Net loan charge offs - Tax Refund Solutions	(7,669)	(10,889)
Net loan charge offs	(11,501)	(12,017)

Provision for loan losses - Traditional Banking	3,131	4,322
Provision for loan losses - Tax Refund Solutions	8,039	13,760
Total provision for loan losses	11,170	18,082

Allowance for loan losses at end of period	$23,732	$29,144

The Bank’s allowance calculation has historically included specific allowance allocations for qualitative factors such as:

●	Concentrations of credit;
●	Nature, volume and seasoning of particular loan portfolios;
●	Experience, ability and depth of lending staff;
●	Effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;
●	Trends that could impact collateral values;
●	Expectations regarding business cycles;
●	Credit quality trends (including trends in classified, past due and nonperforming loans);
●	Competition, legal and regulatory requirements;
●	General national and local economic and business conditions;
●	Offering of new loan products; and
●	Expansion into new markets

Prior to January 1, 2012, the Bank’s allowance for loan losses calculation was supported with qualitative factors, as described above, which contributed to a nominal “unallocated” component that totaled $1.9 million as of December 31, 2012. The Bank believes that historically the “unallocated” allowance properly reflected estimated credit losses determined in accordance with GAAP. The unallocated allowance was primarily related to RB&T’s loan portfolio, which is highly concentrated in the Kentucky and Southern Indiana real estate markets. These markets have remained relatively stable during the recent economic downturn as compared to other parts of the United States. With the Bank’s recent expansion into the Nashville, Tennessee market, its plans to pursue future acquisitions into potentially new markets through FDIC assisted transactions and its offering of new loan products, such as mortgage warehouse lines of credit, the Bank elected to revise its methodology to provide a more detailed calculation when estimating qualitative factors over the Bank’s various loan categories.

In executing this methodology change, the Bank focused primarily on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and are generally not included in the scope of ASC 310-10-35. These portfolios are typically not graded and not subject to annual review. Such groups of loans include:

●	Residential real estate – Owner Occupied
●	Residential real estate – Non Owner Occupied
●	Home Equity
●	Consumer
●	Overdrafts
●	Credit Cards

See the table below for the quantification of the unallocated allowance methodology change among the loan segments. This methodology change had no impact on the Bank’s provision for loan losses for the three months ended March 31, 2012.

The following tables present the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2012 and 2011:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
March 31, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Beginning balance	$5,212	$1,142	$7,724	$-	$3,042	$1,025	$104
Allocation of previously
unallocated allowance	1,164	146	-	-	-	-	-
Provision for loan losses	1,152	(88)	1,163	-	627	35	46
Loans charged off	(1,583)	(36)	(21)	-	(1,295)	-	-
Recoveries	117	12	33	-	28	8	-

Ending balance	$6,062	$1,176	$8,899	$-	$2,402	$1,068	$150

(continued)			Consumer
	Home	Tax Refund	Credit		Other
	Equity	Solutions	Cards	Overdrafts	Consumer	Unallocated	Total

Beginning balance	$2,984	$-	$503	$135	$227	$1,965	$24,063
Allocation of previously
unallocated allowance	536	-	47	17	55	(1,965)	-
Provision for loan losses	309	8,039	(40)	(63)	(10)	-	11,170
Loans charged off	(1,115)	(10,754)	(28)	(118)	(71)	-	(15,021)
Recoveries	6	3,085	20	144	67	-	3,520

Ending balance	$2,720	$370	$502	$115	$268	$-	$23,732

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
December 31, 2011 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Beginning balance	$3,775	$1,507	$7,214	$-	$2,612	$1,347	$-
Provision for loan losses	1,334	(284)	1,367	-	1,297	(196)	-
Loans charged off	(535)	(14)	(558)	-	-	-	-
Recoveries	62	2	17	-	101	114	-

Ending balance	$4,636	$1,211	$8,040	$-	$4,010	$1,265	$-

(continued)			Consumer
	Home	Tax Refund	Credit		Other
	Equity	Solutions	Cards	Overdrafts	Consumer	Unallocated	Total

Beginning balance	$3,581	$-	$492	$125	$461	$1,965	$23,079
Provision for loan losses	755	13,760	52	(10)	7	-	18,082
Loans charged off	(277)	(13,441)	(75)	(147)	(68)	-	(15,115)
Recoveries	13	2,552	15	148	74	-	3,098

Ending balance	$4,072	$2,871	$484	$116	$474	$1,965	$29,144

Non-performing Loans and Non-performing Assets

Detail of non-performing loans and non-performing assets follows:
(in thousands)	March 31, 2012	December 31, 2011

Loans on non-accrual status(1)	$24,710	$23,306
Loans past due 90 days or more and still on accrual	-	-

Total non-performing loans	24,710	23,306
Other real estate owned	24,149	10,956
Total non-performing assets	$48,859	$34,262

Total Company Credit Quality Ratios:

Non-performing loans to total loans	1.03%	1.02%
Non-performing assets to total loans (including OREO)	2.02%	1.49%
Non-performing assets to total assets	1.46%	1.00%

Traditional Banking Credit Quality Ratios:

Non-performing loans to total loans	1.03%	1.02%
Non-performing assets to total loans (including OREO)	2.02%	1.49%
Non-performing assets to total assets	1.51%	1.10%
__________________________________
(1)      Loans on non-accrual status include impaired loans.

The other real estate loan balance at March 31, 2012 includes $6 million related to the TCB acquisition. Approximately $4 million of the TCB OREO ending balance is currently under contract to be sold. See additional discussion under Footnote 2“Bank Acquisition.”

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans:

			Loans Past Due 90 Days or More
	Non-Accrual Loans		and Still Accruing Interest
in thousands)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Residential real estate:
Owner occupied	$13,682	$12,183	$-	$-
Non owner occupied	1,326	1,565	-	-
Commercial real estate	4,332	3,032	-	-
Commercial real estate -
purchased whole loans	-	-	-	-
Real estate construction	2,267	2,521	-	-
Commercial	515	373	-	-
Warehouse lines of credit	-	-	-	-
Home equity	2,545	3,603	-	-
Consumer:
Credit cards	-	-	-	-
Overdrafts	-	-	-	-
Other consumer	43	29	-	-

Total	$24,710	$23,306	$-	$-

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

Delinquent Loans

The following tables present the aging of the recorded investment in past due loans by class of loans:

	30 - 59	60 - 89	Greater than	Total	Total
	Days	Days	90 Days	Loans	Loans Not	Total
March 31, 2012 (in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Loans

Residential real estate:
Owner occupied	$4,233	$1,402	$7,952	$13,587	$1,056,014	$1,069,601
Non owner occupied	189	174	493	856	90,117	90,973
Commercial real estate	3,618	-	3,286	6,904	643,831	650,735
Commercial real estate - purchased
whole loans	-	-	-	-	33,073	33,073
Real estate construction	440	1,321	706	2,467	70,834	73,301
Commercial	-	239	90	329	125,631	125,960
Warehouse lines of credit	-	-	-	-	59,850	59,850
Home equity	464	584	1,539	2,587	265,004	267,591
Consumer:
Credit cards	235	9	-	244	8,221	8,465
Overdrafts	66	-	-	66	691	757
Other consumer	135	14	-	149	14,332	14,481

Total past due loans	$9,380	$3,743	$14,066	$27,189	$2,367,598	$2,394,787

The Bank had $50 million in loans outstanding related to the TCB acquisition at March 31, 2012, with approximately $997,000 of these loans past due between 30 and 89 days. See additional discussion under Footnote 2“Bank Acquisition.”

	30 - 59	60 - 89	Greater than	Total	Total
	Days	Days	90 Days	Loans	Loans Not	Total
December 31, 2011 (in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Loans

Residential real estate:
Owner occupied	$4,275	$1,850	$7,083	$13,208	$972,527	$985,735
Non owner occupied	51	71	969	1,091	98,070	99,161
Commercial real estate	2,094	-	3,032	5,126	634,840	639,966
Commercial real estate - purchased
whole loans	-	-	-	-	32,741	32,741
Real estate construction	-	-	541	541	66,865	67,406
Commercial	-	16	89	105	119,012	119,117
Warehouse lines of credit	-	-	-	-	41,496	41,496
Home equity	582	773	2,686	4,041	276,194	280,235
Consumer:
Credit cards	40	13	-	53	8,527	8,580
Overdrafts	129	-	-	129	821	950
Other consumer	60	79	-	139	9,769	9,908

Total past due loans	$7,231	$2,802	$14,400	$24,433	$2,260,862	$2,285,295

All loans greater than 90 days past due or more as of March 31, 2012 and December 31, 2011 were on non-accrual status.

Impaired Loans

The Bank defines impaired loans as follows:

●	All loans internally classified as “substandard,” “doubtful” or “loss” (including TDRs),
●	All loans internally classified as “special mention” on non-accrual status (including TDRs);
●	All non-classified retail and commercial loan TDRs;
●	Purchased credit impaired loans whereby current projected cash flows have deteriorated since acquisition, or cash flows can not be reasonably estimated in terms of timing and amounts; and
●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

See the section titled “Credit Quality Indicators” below for additional discussion regarding the Bank’s loan classification structure.

Information regarding the Bank’s impaired loans follows:

(in thousands)	March 31, 2012	December 31, 2011

Loans with no allocated allowance for loan losses	$41,879	$32,171
Loans with allocated allowance for loan losses	42,431	45,022

Total impaired loans	$84,310	$77,193

Amount of the allowance for loan losses allocated	$6,160	$7,086

Approximately $9 million in impaired loans were added during the first quarter of 2012 in connection with the TCB acquisition. There was no allowance for loan loss allocation related to these loans as of March 31, 2012. See additional discussion under Footnote 2“Bank Acquisition.”

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of March 31, 2012 and December 31, 2011:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
March 31, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment	$718	$323	$2,760	$-	$1,610	$273	$-
Collectively evaluated for
impairment	5,344	853	6,139	-	792	795	150
Acquired with deteriorated
credit quality	-	-	-	-	-	-	-

Total ending allowance
for loan losses	$6,062	$1,176	$8,899	$-	$2,402	$1,068	$150

Loans:
Impaired loans individually
evaluated	$28,900	$3,641	$37,007	$-	$7,933	$4,740	$-
Loans collectively evaluated for
impairment	1,031,777	87,332	604,170	33,073	57,593	120,096	59,850
Loans acquired with deteriorated
credit quality	8,924	-	9,558	-	7,775	1,124	-

Total ending loan balance	$1,069,601	$90,973	$650,735	$33,073	$73,301	$125,960	$59,850

(continued)			Consumer
	Home	Tax Refund	Credit		Other
	Equity	Solutions	Cards	Overdrafts	Consumer	Total

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment	$476	$-	$-	$-	$-	$6,160
Collectively evaluated for
impairment	2,244	370	502	115	268	17,572
Acquired with deteriorated
credit quality	-	-	-	-	-	-

Total ending allowance
for loan losses	$2,720	$370	$502	$115	$268	$23,732

Loans:
Impaired loans individually
evaluated	$2,025		$-	$-	$64	$84,310
Loans collectively evaluated for
impairment	265,566	2,578	8,465	757	11,600	2,282,857
Loans acquired with deteriorated
credit quality	-		-	-	239	27,620

Total ending loan balance	$267,591	$2,578	$8,465	$757	$11,903	$2,394,787

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
December 31, 2011 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment	$1,350	$437	$1,782	$-	$2,298	$237	$-
Collectively evaluated for
impairment	3,862	705	5,942	-	744	788	104

Total ending allowance
for loan losses	$5,212	$1,142	$7,724	$-	$3,042	$1,025	$104

Loans:
Impaired loans individually
evaluated	$25,803	$2,777	$28,046	$-	$12,968	$4,492	$-
Loans collectively evaluated for
impairment	959,932	96,384	611,920	32,741	54,438	114,625	41,496

Total ending loan balance	$985,735	$99,161	$639,966	$32,741	$67,406	$119,117	$41,496

(continued)		Consumer
	Home	Credit		Other
	Equity	Cards	Overdrafts	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment	$982	$-	$-	$-	$-	$7,086
Collectively evaluated for
impairment	2,002	503	135	227	1,965	16,977

Total ending allowance
for loan losses	$2,984	$503	$135	$227	$1,965	$24,063

Loans:
Impaired loans individually
evaluated	$3,107	$-	$-	$-	$-	$77,193
Loans collectively evaluated for
impairment	277,128	8,580	950	9,908	-	2,208,102

Total ending loan balance	$280,235	$8,580	$950	$9,908	$-	$2,285,295

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

				Three Months Ended
				March 31, 2012
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
March 31, 2012 (in thousands)	Balance	Investment	Allocated	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$23,985	$23,982	$-	$18,650	$212
Non owner occupied	1,635	1,635	-	622	17
Commercial real estate	9,396	9,396	-	5,728	101
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	4,173	4,173	-	2,160	57
Commercial	2,307	2,307	-	1,686	37
Warehouse lines of credit	-	-	-	-	-
Home equity	323	323	-	573	-
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	64	64	-	16	1

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	5,076	4,918	718	4,016	8
Non owner occupied	2,009	2,006	323	2,022	-
Commercial real estate	28,019	27,611	2,760	20,135	29
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	4,740	3,760	1,610	8,416	-
Commercial	2,423	2,433	273	2,797	-
Warehouse lines of credit	-	-	-	-	-
Home equity	1,702	1,702	476	1,859	-
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	-	-	-
Total impaired loans	85,852	84,310	6,160	68,680	462

				Twelve Months Ended
				December 31, 2011
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
December 31, 2011 (in thousands)	Balance	Investment	Allocated	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$21,033	$21,033	$-	$15,272	$296
Non owner occupied	757	329	-	312	-
Commercial real estate	5,468	5,468	-	3,735	84
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	2,824	2,625	-	1,589	72
Commercial	2,011	2,011	-	1,413	4
Warehouse lines of credit	-	-	-	-	-
Home equity	841	705	-	492	16
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	-	-	-

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	4,864	4,770	1,350	3,137	22
Non owner occupied	2,451	2,448	437	1,983	52
Commercial real estate	23,052	22,578	1,782	17,916	723
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	11,323	10,343	2,298	9,291	179
Commercial	2,481	2,481	237	3,137	16
Warehouse lines of credit	-	-	-	-	-
Home equity	2,402	2,402	982	1,434	-
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	-	-	-
Total impaired loans	79,507	77,193	7,086	59,711	1,464

Troubled Debt Restructurings

A TDR is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to a borrower’s financial difficulties. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

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

Management determines whether to classify a TDR as non-performing based on its accrual status prior to modification. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At March 31, 2012 and December 31, 2011, $8 million and $6 million of TDRs were classified as non-performing loans.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	on Non-Accrual	on Accrual	Troubled Debt
March 31, 2012 (in thousands)	Status	Status	Restructurings

Residential real estate	$3,755	$25,392	$29,147
Commercial real estate	1,664	23,974	25,638
Real estate construction	2,221	4,951	7,172
Commercial	-	4,278	4,278

Total troubled debt restructurings	$7,640	$58,595	$66,235

Approximately $2 million in TDRs were added during the first quarter of 2012 in connection with the TCB acquisition. Approximately $497,000 of these TDRs were classified as non-accrual as of March 31, 2012. See additional discussion under Footnote 2“Bank Acquisition.”

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	on Non-Accrual	on Accrual	Troubled Debt
December 31, 2011 (in thousands)	Status	Status	Restructurings

Residential real estate	$2,573	$24,557	$27,130
Commercial real estate	1,294	22,246	23,540
Real estate construction	2,521	9,598	12,119
Commercial	-	4,233	4,233

Total troubled debt restructurings	$6,388	$60,634	$67,022

The Bank considers TDR to be performing to its modified terms if the loan is not past due 30 days or more as of the reporting date.

A summary of the types of TDR loan modifications outstanding and respective performance under modified terms at March 31, 2012 and December 31, 2011 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings
	Performing	Not Performing	Total
	to Modified	to Modified	Troubled Debt
March 31, 2012 (in thousands)	Terms	Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$1,765	$1,102	$2,867
Rate reduction	16,297	2,048	18,345
Forbearance for 3-6 months	748	832	1,580
First modification extension	1,470	462	1,932
Subsequent modification extension	4,115	308	4,423
Total residential TDRs	24,395	4,752	29,147

Commercial related and construction loans:
Interest only payments for 6-24 months	9,815	2,809	12,624
Rate reduction	2,883	-	2,883
Forbearance for 3-6 months	756	855	1,611
First modification extension	6,595	899	7,494
Subsequent modification extension	11,155	1,321	12,476
Total commercial TDRs	31,204	5,884	37,088
Total troubled debt restructurings	$55,599	$10,636	$66,235

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings
	Performing	Not Performing	Total
	to Modified	to Modified	Troubled Debt
December 31, 2011 (in thousands)	Terms	Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$5,990	$373	$6,363
Rate reduction	13,037	2,690	15,727
Forbearance for 3-6 months	-	-	-
First modification extension	849	728	1,577
Subsequent modification extension	3,358	105	3,463
Total residential TDRs	23,234	3,896	27,130

Commercial related and construction loans:
Interest only payments for 6-24 months	9,643	1,752	11,395
Rate reduction	1,221	624	1,845
Forbearance for 3-6 months	160	855	1,015
First modification extension	15,526	541	16,067
Subsequent modification extension	9,535	35	9,570
Total commercial TDRs	36,085	3,807	39,892
Total troubled debt restructurings	$59,319	$7,703	$67,022

As of March 31, 2012 and December 31, 2011, 84% and 89% of the Bank’s TDRs were performing according to their modified terms. The Bank had allocated $4 million and $5 million of specific reserves to customers whose loan terms have been modified in TDRs as of March 31, 2012 and December 31, 2011. Specific reserve allocations are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically provided for or reserved for as part of the Bank’s normal loan loss provisioning methodology. The Bank has not committed to lend any additional material amounts to its existing TDR relationships at March 31, 2012.

A summary of the types of TDR loan modifications that occurred during the three months ended March 31, 2012 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings
	Performing	Not Performing	Total
	to Modified	to Modified	Troubled Debt
March 31, 2012 (in thousands)	Terms	Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$624	$-	$624
Rate reduction	3,052	-	3,052
Forbearance for 3-6 months	-	-	-
First modification extension	746	462	1,208
Subsequent modification extension	943	460	1,403
Total residential TDRs	5,365	922	6,287

Commercial related and construction loans:
Interest only payments for 6 - 12 months	2,013	180	2,193
Rate reduction	911	-	911
Forbearance for 3-6 months	598	-	598
First modification extension	-	240	240
Subsequent modification extension	6,227	1,321	7,548
Total commercial TDRs	9,749	1,741	11,490
Total troubled debt restructurings	$15,114	$2,663	$17,777

As of March 31, 2012, 85% of the Bank’s TDRs that occurred during 2012 were performing according to their modified terms. The Bank had allocated $2 million in specific reserves to customers whose loan terms were modified in TDRs during 2012. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There was no change between the pre and post modification loan balances at March 31, 2012 and December 31, 2010.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification:

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of	Recorded
($'s in thousands)	Loans	Investment

Residential real estate:
Owner occupied	10	$1,306
Non owner occupied	-	-
Commercial real estate	3	988
Commercial real estate -
purchased whole loans	-	-
Real estate construction	5	2,221
Commercial	-	-
Warehouse lines of credit	-	-
Home equity	-	-
Consumer:
Credit cards	-	-
Overdrafts	-	-
Other consumer	-	-

Total	18	$4,515

Refund Anticipation Loans

RAL Loss Reserves and Provision for Loan Losses:

Substantially all RALs issued by RB&T each year were made during the first quarter. RALs were generally repaid by the IRS or applicable taxing authority within two weeks of origination. Losses associated with RALs resulted from the IRS not remitting taxpayer refunds to RB&T associated with a particular tax return. This occurred for a number of reasons, including errors in the tax return and tax return fraud which are identified through IRS audits resulting from revenue protection strategies. In addition, RB&T also incurred losses as a result of tax debts not previously disclosed during its underwriting process.

At March 31st of each year, RB&T reserved for its estimated RAL losses for the year based on current and prior-year funding patterns, information received from the IRS on current year payment processing, projections using RB&T’s internal RAL underwriting criteria applied against prior years’ customer data, and the subjective experience of RB&T management. RALs outstanding 30 days or longer were charged off at the end of each quarter with subsequent collections recorded as recoveries. Since the RAL season is over by the end of April of each year, substantially all uncollected RALs are charged off by June 30th of each year, except for those RALs management deems certain of collection.

As of March 31, 2012 and 2011, $12.6 million and $18.1 million of total RALs originated remained uncollected (outstanding past their expected funding date from the IRS), representing 1.59% and 1.75% of total gross RALs originated during the respective tax years. Management expects the actual 2012 loan loss rate realized for TRS will be less than the $12.6 million of RALs outstanding beyond their expected funding date because TRS will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the RALs. Management’s estimate of current year losses combined with recoveries of previous years’ RALs during the quarter, resulted in a net provision for loan loss expense of $8.0 million and $13.8 million for TRS during the first quarters of 2012 and 2011. Based on TRS’s 2012 RAL volume, each 0.10% increase in the loss rate for RALs represents approximately $795,000 in additional provision for loan loss expense.

The following table illustrates the effect on the subsequent quarters’ provision(s) for loan losses for TRS if final losses on RALs differ from management’s current estimate by as much as 10 basis points higher or 20 basis points lower:

As of March 31, 2012 (dollars in thousands)

Total RALs originated during the current year through March 31, 2012:				$794,679

			Increase / (Decrease)
	Loss Estimate		In Provision
If % of RALs That Do	as a % of Total	Provision for	For Loan Losses
Not Payoff Changes	RAL Originations	Loan Losses	From Current Estimate

Increase 10 basis points	1.50%	$8,834	$795
Increase 5 basis points	1.45%	8,436	397
Current Estimate (Base)	1.40%	8,039	-
Decrease 5 basis points	1.35%	7,642	(397)
Decrease 10 basis points	1.30%	7,244	(795)
Decrease 15 basis points	1.25%	6,847	(1,192)
Decrease 20 basis points	1.20%	6,450	(1,589)

For additional discussion regarding TRS, see the following sections:
●          Part I Item 1 “Financial Statements:”
o          Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o          Footnote 5 “Deposits”
o          Footnote 6 “Federal Home Loan Bank Advances”
o          Footnote 9 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o          Footnote 11 “Segment Information”

Discontinuance of the RAL Product

As previously disclosed, effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS operating segment. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order (collectively, the “Agreement”). As part of the Agreement, RB&T and the FDIC settled all matters set out in the FDIC’s Amended Notice of Charges dated May 3, 2011 and the lawsuit filed against the FDIC by RB&T. As part of this settlement, RB&T agreed to discontinue its offering the RAL product by April 30, 2012, subsequent to the first quarter 2012 tax season.

RB&T’s discontinuance of RALs beyond 2012 is expected to have a material adverse impact on net income in 2013 and beyond, as the RAL product accounted for approximately 32.3% and 35.8% of the TRS segment’s three months ended March 31, 2012 and 2011 net income. It is expected that TRS will continue to be a material contributor to the Company’s overall net income in 2013 and beyond. Actual TRS net income for 2012 and beyond will be impacted by a number of factors, including those factors disclosed from time to time in the Company’s filings with the SEC and set forth under Part I Item 1A “Risk Factors” of the Company’s 2011 Form 10-K.

For additional discussion regarding the Consent Order, see the Company’s Form 8-K filed with the SEC on December 9, 2011, including Exhibits 10.1 and 10.2.

5.         DEPOSITS

Ending deposit balances at March 31, 2012 and December 31, 2011 were as follows:

(in thousands)	March 31, 2012	December 31, 2011

Demand (NOW and SuperNOW)	$539,461	$523,708
Money market accounts	459,987	433,508
Brokered money market accounts	16,934	18,121
Savings	73,984	44,472
Individual retirement accounts*	33,994	31,201
Time deposits, $100,000 and over*	105,439	82,970
Other certificates of deposit*	114,350	103,230
Brokered certificates of deposit*	109,152	88,285

Total interest-bearing deposits	1,453,301	1,325,495
Total non interest-bearing deposits	595,498	408,483

Total deposits	$2,048,799	$1,733,978
___________________________________

(*) - Represents a time deposit.

Total Company deposits increased $315 million from December 31, 2011 to $2.1 billion at March 31, 2012. Total Company interest-bearing deposits increased $128 million, or 10% and total company non interest-bearing deposits increased $187 million, or 46%.

As discussed under Footnote 2“Bank Acquisition,” the above deposit balances contain $111 million in interest-bearing deposits and $28 million in non interest-bearing deposits related to the TCB transaction.

The composition of deposits assumed in the TCB transaction outstanding at March 31, 2012 follows:

(in thousands)	March 31, 2012

Non Interest Bearing	$27,537
Demand (NOW)	2,197
Money market accounts	2,778
Savings	25,400
Individual retirement accounts*	6,924
Certificates of deposit*	48,831
Brokered deposits*	25,587

Total deposits	$139,254
_________________
(*) - Represents a time deposit

6.           FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At March 31, 2012 and December 31, 2011, FHLB advances were as follows:

(in thousands)	March 31, 2012	December 31, 2011

Overnight FHLB borrowings	$-	$145,000

Fixed interest rate advances with a weighted average
interest rate of 2.88% due through 2035	293,593	669,630

Putable fixed interest rate advances with a weighted average
interest rate of 4.36% due through 2017(1)	120,000	120,000

Total FHLB advances	$413,593	$934,630
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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At March 31, 2012, Republic had available collateral to borrow an additional $593 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions.

During the first quarter of 2012, RB&T prepaid $81 million in FHLB advances. These advances had a weighted average cost of 3.56% and were all scheduled to mature between October 2012 and May 2013. The Bank incurred a $2.4 million early termination penalty in connection with this transaction.

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

For additional discussion regarding TRS, see the following sections:
●          Part I Item 1 “Financial Statements:”
o          Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o          Footnote 4 “Loans and Allowance for Loan Losses”
o          Footnote 5 “Deposits”
o          Footnote 11 “Segment Information”

Aggregate future principal payments on FHLB advances as of March 31, 2012, based on contractual maturity dates, are detailed below:

Year	(in thousands)

2012	$45,000
2013	35,000
2014	178,000
2015	10,000
2016	42,000
Thereafter	103,593

Total	$413,593

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2012	December 31, 2011

First lien, single family residential real estate	$710,556	$670,819
Home equity lines of credit	556,425	60,211
Multi-family commercial real estate	11,771	14,697

7.           FAIR VALUE

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

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once received, a member of the Commercial Credit Administration Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment, if any, should be made to the appraisal value to arrive at a fair value.

Mortgage Servicing Rights: On a monthly basis, mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	March 31, 2012 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$-	$132,794	$-	$132,794
Private label mortgage backed security	-	-	4,520	4,520
Mortgage backed securities - residential	-	278,126	-	278,126
Collateralized mortgage obligations	-	187,820	-	187,820
Total securities available for sale	$-	$598,740	$4,520	$603,260

Mandatory forward contracts	$-	$19,478	$-	$19,478

Rate lock loan commitments	-	14,157	-	14,157

Mortgage loans held for sale	-	4,459	-	4,459

Mortgage servicing rights	-	3,212	-	3,212

	Fair Value Measurements at
	December 31, 2011 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$-	$152,674	$-	$152,674
Private label mortgage backed security	-	-	4,542	4,542
Mortgage backed securities - residential	-	293,329	-	293,329
Collateralized mortgage obligations	-	195,403	-	195,403
Total securities available for sale	$-	$641,406	$4,542	$645,948

Mandatory forward contracts	$-	$20,394	$-	$20,394

Rate lock loan commitments	-	15,639	-	15,639

Mortgage loans held for sale	-	4,392	-	4,392

Mortgage servicing rights	-	3,412	-	3,412

There were no transfers into or out of Level 1, 2 or 3 assets during the three months ended March 31, 2012 and 2011.

The table below presents a reconciliation the Bank’s private label mortgage backed securities. This is the only asset that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2012 and 2011:

Three Months Ended March 31, (in thousands)	2012	2011

Balance, beginning of period	$4,542	$5,124

Total gains or losses included in earnings:
Net impairment loss recognized in earnings	-	(279)
Net change in unrealized gain/(loss)	(22)	773
Realized pass through of actual losses	-	(546)
Principal paydowns	-	(198)
Balance, end of period	$4,520	$4,874

The Bank’s single private label mortgage backed security is supported by analysis prepared by an independent third party. The third party’s approach to determining fair value involved several steps: 1) detailed collateral analysis of the underlying mortgages, including consideration of geographic location, original loan-to-value and the weighted average FICO score of the borrowers; 2) collateral performance projections for each pool of mortgages underlying the security (probability of default, severity of default, and prepayment probabilities) and 3) discounted cash flow modeling.

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2012:

Fair
	Value	Valuation	Unobservable
	(in thousands)	Technique	Inputs	Range

Private label mortgage backed security	$ 4,520	Discounted cash flow	(1) Constant prepayment rate	2.5% - 6%

			(2) Probability of default	3.75% - 36.25%

			(2) Loss severity	60% - 70%

The significant unobservable inputs in the fair value measurement of the Bank’s single private label mortgage backed security are prepayment rates, probability of default and loss severity in the event of default. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for loss severity and a directionally opposite change in the assumption used for prepayment rate.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2012 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$-	$-	$2,209	$2,209
Non owner occupied	-	-	1,334	1,334
Commercial real estate	-	-	10,219	10,219
Real estate construction	-	-	714	714
Commercial	-	-	262	262
Home equity	-	-	1,371	1,371
Total impaired loans *	$-	$-	$16,109	$16,109

Other real estate owned:
Residential real estate:
Owner occupied	$-	$-	$9,518	$9,518
Non owner occupied	-	-	739	739
Commercial real estate	-	-	1,976	1,976
Real estate construction	-	-	11,916	11,916
Total other real estate owned	$-	$-	$24,149	$24,149

	Fair Value Measurements at
	December 31, 2011 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$-	$-	$885	$885
Non owner occupied	-	-	705	705
Commercial real estate	-	-	4,520	4,520
Real estate construction	-	-	285	285
Commercial	-	-	60	60
Home equity	-	-	1,721	1,721
Total impaired loans *	$-	$-	$8,176	$8,176

Other real estate owned:
Residential real estate:
Owner occupied	$-	$-	$4,337	$4,337
Non owner occupied	-	-	417	417
Commercial real estate	-	-	2,030	2,030
Real estate construction	-	-	4,172	4,172
Total other real estate owned	$-	$-	$10,956	$10,956

* - The impaired loan balances in the preceding two tables excludes TDRs. The difference between the carrying value and the fair value represents loss reserves recorded within the allowance for loan losses in accordance with FASB ASC 310-10-35 “Receivables, Subsequent Measurement.”

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

	Fair			Range
	Value	Valuation	Unobservable	(Weighted
	(in thousands)	Technique	Inputs	Average)

Impaired loans - commercial real estate	$ 10,933	(1) Sales comparison approach	(1) Adjustments determined by	4% - 24% (12%)
Management for differences
between the comparable sales

Impaired loans - commercial	$ 262	(1) Sales comparison approach	(1) Adjustments determined by	16% - 85% (69%)
Management for differences
between the comparable sales

Impaired loans - residential real estate	$ 4,914	(1) Sales comparison approach	(1) Adjustments determined by	0% - 67% (17%)
Management for differences
between the comparable sales

Other real estate owned - residential	$ 10,257	(1) Sales comparison approach	(1) Adjustments determined by	4% - 40% (13%)
Management for differences
between the comparable sales
Other real estate owned - commercial
real estate	$ 8,895	(1) Sales comparison approach	(1) Adjustments determined by	5% - 53% (26%)
Management for differences
between the comparable sales

	$ 4,997	(2) Income approach	(2) Adjustments for differences	17% - 17% (17%)
between net operating income
expectations

Adjustments for differences between the comparable sales include Management determinations of discounts for selling costs and date of the relevant appraisal.

The following section details impairment charges recognized during the period:

The Bank recorded realized impairment losses related to its Level 3 private label mortgage backed and other private label mortgage-related securities as follows:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Net impairment loss recognized in earnings	$-	$279

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount and valuation allowance as follows:

(in thousands)	March 31, 2012	December 31, 2011

Carrying amount of loans with a valuation allowance	$5,954	$5,551
Valuation allowance	1,967	1,994

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. At March 31, 2012 and December 31, 2011, the carrying value of other real estate owned was $24 million and $11 million, respectively. The fair value of the Bank’s other real estate owned properties exceeded their carrying value at March 31, 2012 and December 31, 2011.

Detail of other real estate owned write downs follows:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Other real estate owned write-downs	$226	$186

Mortgage servicing rights (“MSR”s) are carried at lower of cost or fair value. The Bank recorded a $215,000 and $203,000 MSR valuation allowance as of March 31, 2012 and December 31, 2011, respectively. No MSR valuation allowance existed at March 31, 2011.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2012 and December 31, 2011 follows:

		Fair Value Measurements at
		March 31, 2012 Using:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$186,504	$84,624	$101,880	$-	$186,504
Securities available for sale	603,260	-	598,740	4,520	603,260
Securities to be held to maturity	27,038	-	27,038	-	27,038
Mortgage loans held for sale	4,459	-	4,459	-	4,459
Loans, net	2,371,055	-	-	2,460,600	2,460,600
Federal Home Loan Bank stock	28,439	-	-	-	N/A
Accrued interest receivable	10,378	10,378	-	-	10,378

Liabilities:
Non interest-bearing deposits	595,498	595,498	-	-	595,498
Transaction deposits	1,090,366	1,090,366	-	-	1,090,366
Time deposits	362,935	-	368,173	-	368,173
Securities sold under agreements
to repurchase and other short-term
borrowings	225,719	225,719	-	-	225,719
Federal Home Loan Bank advances	413,593	-	413,593	-	413,593
Subordinated note	41,240	-	-	41,240	41,240
Accrued interest payable	1,556	1,556	-	-	1,556

	December 31, 2011
	Carrying	Fair
(in thousands)	Value	Value

Assets:
Cash and cash equivalents	$362,971	$362,971
Securities available for sale	645,948	645,948
Securities to be held to maturity	28,074	28,342
Mortgage loans held for sale	4,392	4,392
Loans, net	2,261,232	2,305,208
Federal Home Loan Bank stock	25,980	25,980
Accrued interest receivable	9,679	9,679

Liabilities:
Non interest-bearing deposits	408,483	408,483
Transaction deposits	1,019,809	1,019,809
Time deposits	305,686	308,049
Securities sold under agreements
to repurchase and other short-term
borrowings	230,231	230,231
Federal Home Loan Bank advances	934,630	960,671
Subordinated note	41,240	41,158
Accrued interest payable	1,724	1,724

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The assumptions used in the estimation of the fair value of the Company’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company’s financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Company. Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents – The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. Cash on hand and non-interest due from bank accounts are classified as Level 1 whereas interest bearing due from bank accounts and fed funds sold are classified as Level 2.

Mortgage loans held for sale – The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Loans, net – The fair value of loans is calculated using discounted cash flows by loan type resulting in a Level 3 classification. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio without considering widening credit spreads due to market illiquidity. The estimated maturity is based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable, due to its short-term nature, approximates its fair value, is not significant and is not disclosed. The allowance for loan losses is considered a reasonable discount for credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Federal Home Loan Bank stock – It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Accrued interest receivable/payable – The carrying amounts of accrued interest approximate fair value resulting in a Level 1 classification.

Deposits – Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities and are classified as Level 2. The carrying amounts of all other deposits, due to their short-term nature, approximate their fair values and are classified as Level 1. The carrying amount of related accrued interest payable, due to its short-term nature, approximates its fair value, is not significant and is not disclosed.

Securities sold under agreements to repurchase – Fair value approximates the carrying value of such liabilities due to their short-term nature and is classified as Level 1.

Federal Home Loan Bank advances – The fair value of the FHLB advances is obtained from the FHLB and is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available to the Company for debt of similar remaining maturities and collateral terms resulting in a Level 2 classification.

Subordinated note – The fair value for subordinated debentures is calculated using discounted cash flows based upon current market spreads to LIBOR for debt of similar remaining maturities and collateral terms resulting in a Level 3 classification.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and December 31, 2011. Although management is not aware of any factors that would dramatically affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

8.           MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

March 31, (in thousands)	2012	2011

Balance, January 1	$4,392	$15,228
Origination of mortgage loans held for sale	52,245	26,255
Proceeds from the sale of mortgage loans held for sale	(53,866)	(40,810)
Net gain on sale of mortgage loans held for sale	1,688	708

Balance, March 31	$4,459	$1,381

Mortgage Banking activities primarily include residential mortgage originations and servicing. The following table presents the components of Mortgage Banking income:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Net gain on sale of mortgage loans held for sale	$1,688	$708
Change in mortgage servicing rights valuation allowance	(12)	-
Loan servicing income, net of amortization	(322)	108

Total mortgage banking income	$1,354	$816

Activity for capitalized mortgage servicing rights was as follows:

March 31, (in thousands)	2012	2011

Balance, January 1	$6,087	$7,800
Additions	490	392
Amortized to expense	(959)	(619)
Change in valuation allowance	(12)	-

Balance, March 31	$5,606	$7,573

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

March 31, (in thousands)	2012	2011

Balance, January 1	$(203)	$-
Additions	(12)	-
Reductions credited to operations	-	-
Direct write downs	-	-

Balance, March 31	$(215)	$-

Other information relating to mortgage servicing rights follows:

(in thousands)	March 31, 2012	December 31, 2011

Fair value of mortgage servicing rights portfolio	$6,787	$7,120
Discount rate	9%	9%
Prepayment speed range	160% - 550%	221% - 550%
Weighted average default rate	1.50%	1.50%

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

The following tables include the notional amounts and realized gain (loss) for Mortgage Banking derivatives recognized in Mortgage Banking income as of March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011

Mandatory forward contracts:
Notional amount	$19,473	$20,490
Change in fair value of mandatory forward contracts	5	(96)

Rate lock loan commitments:
Notional amount	$14,147	$15,623
Change in fair value of rate lock loan commitments	10	16

Mandatory forward contracts also contain an element of risk in that the counterparties may be unable to meet the terms of such agreements. In the event the counterparties fail to deliver commitments or are unable to fulfill their obligations, the Bank could potentially incur significant additional costs by replacing the positions at then current market rates. The Bank manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management and the Board of Directors. The Bank does not expect any counterparty to default on their obligations and therefore, the Bank does not expect to incur any cost related to counterparty default.

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

As of March 31, 2012, exclusive of Mortgage Banking loan commitments, the Bank had outstanding loan commitments of $493 million, which included unfunded home equity lines of credit totaling $236 million. As of December 31, 2011, exclusive of Mortgage Banking loan commitments, the Bank had outstanding loan commitments of $486 million, which included unfunded home equity lines of credit totaling $238 million. These commitments generally have open-ended maturities and variable rates.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $22 million and $19 million at March 31, 2012 and December 31, 2011. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

At March 31, 2012 the Bank had $11 million in letters of credit from the FHLB issued on behalf of two RB&T clients. These letters of credit were used as credit enhancements for client bond offerings and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

On August 1, 2011, a lawsuit was filed in the United States District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads six claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, KRS §367, et seq. (Count VI). RB&T filed a Motion to Dismiss the case on January 12, 2012. In response, Plaintiff filed its Motion to Amend the Complaint on February 23, 2012. In Plaintiff’s proposed Amended Complaint, Plaintiff acknowledges disclosure of the Overdraft Honor Policy and does not seek to add any claims to the Amended Complaint. However, Plaintiff divided the breach of contract and breach of the covenant of good faith and fair dealing claims into two counts (Counts One and Two). In the original Complaint, those claims were combined in Count One. RB&T filed its objection to Plaintiff’s Motion to Amend and the Court has not yet ruled on Plaintiff’s Motion. RB&T intends to vigorously defend this case. Management continues to closely monitor this case, but is unable to estimate, at this time, the possible loss or range of possible loss, if any, that may result from this lawsuit.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2012	2011

Net income	$82,472	$71,412

Weighted average shares outstanding	20,956	20,938
Effect of dilutive securities	99	53
Average shares outstanding including
dilutive securities	21,055	20,991

Basic earnings per share:
Class A Common Share	$3.94	$3.41
Class B Common Share	3.92	3.40

Diluted earnings per share:
Class A Common Share	$3.92	$3.40
Class B Common Share	3.90	3.39

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2012	2011

Antidilutive stock options	9,500	630,140

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

For additional discussion regarding TRS, see the following sections:
●          Part I Item 1 “Financial Statements:”
o          Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o          Footnote 4 “Loans and Allowance for Loan Losses”
o          Footnote 5 “Deposits”
o          Footnote 6 “Federal Home Loan Bank Advances”

Segment information for the three months ended March 31, 2012 and 2011 follows:

	Three Months Ended March 31, 2012
(dollars in thousands)	Traditional Banking	Mortgage Banking	Tax Refund Solutions	Total Company

Net interest income	$27,872	$120	$45,228	$73,220

Provision for loan losses	3,131	-	8,039	11,170

Electronic refund check fees	-	-	71,749	71,749
Mortgage banking income	-	1,354	-	1,354
Net gain on sales, calls and impairment
of securities	56	-	-	56
Bargain purchase gain	27,899	-	-	27,899
Other non interest income	5,582	5	164	5,751
Total non interest income	33,537	1,359	71,913	106,809

Total non interest expenses	27,044	1,154	12,955	41,153

Gross operating profit	31,234	325	96,147	127,706
Income tax expense	10,876	114	34,244	45,234
Net income	$20,358	$211	$61,903	$82,472

Segment end of period assets	$3,227,652	$10,498	$106,684	$3,344,834

Net interest margin	3.58%	NM	NM	7.87%

	Three Months Ended March 31, 2011
(dollars in thousands)	Traditional Banking	Mortgage Banking	Tax Refund Solutions	Total Company

Net interest income	$25,128	$122	$58,721	$83,971

Provision for loan losses	4,322	-	13,760	18,082

Electronic refund check fees	-	-	81,062	81,062
Mortgage banking income	-	816	-	816
Net gain on sales, calls and impairment
of securities	(279)	-	-	(279)
Other non interest income	5,403	2	308	5,713
Total non interest income	5,124	818	81,370	87,312

Total non interest expenses	23,096	1,103	18,619	42,818

Gross operating profit (loss)	2,834	(163)	107,712	110,383
Income tax expense (benefit)	351	(50)	38,670	38,971
Net income (loss)	$2,483	$(113)	$69,042	$71,412

Segment end of period assets	$3,147,697	$9,340	$238,707	$3,395,744

Net interest margin	3.33%	NM	NM	8.91%
_________________________
NM – Not Meaningful

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

As used in this filing, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: RB&T and Republic Bank.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, recession, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations or the interpretation and enforcement thereof, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required, as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”) including under Part 1 Item 1A “Risk Factors” in the Company’s 2011 Annual Report on Form 10-K.

Broadly speaking, forward-looking statements include:

●	projections of revenue, expenses, income, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;
●	descriptions of plans or objectives for future operations, products or services;
●	forecasts of future economic performance; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:

●	loan delinquencies, future credit losses, non-performing loans and non-performing assets;
●	further developments in the Bank’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provision for loans losses;
●	deteriorating credit quality, including changes in the interest rate environment and reducing interest margins;
●	the overall adequacy of the allowance for loans losses;
●	future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;
●	the future performance of assets, including loans, acquired in the Tennessee Commerce Bank (“TCB”) acquisition;
●	the future regulatory viability of the Tax Refund Solutions (“TRS”) segment;
●	the future operating performance of TRS, including the impact of the cessation of Refund Anticipation Loans (“RALs”);
●	future Electronic Refund Check/Electronic Refund Deposit (“ERC/ERD” or “AR/ARD”) volume for TRS;
●	future revenues associated with ERCs/ERDs at TRS;
●	future credit losses associated with RALs originated during 2012;
●	potential impairment of investment securities;
●	the future value of mortgage servicing rights;
●	the impact of new accounting pronouncements;

●	legal and regulatory matters including results and consequences of regulatory guidance, litigation, administrative proceedings, rule-making, interpretations, actions and examinations;
●
the extent to which regulations written and implemented by the Federal Bureau of Consumer Financial Protection, and other federal, state and local governmental regulation of consumer lending and related financial products and services may limit or prohibit the operation of the Company’s business;

●
financial services reform and other current, pending or future legislation or regulation that could have a negative effect on the Company’s revenue and businesses, including the Dodd-Frank Act and legislation and regulation relating to overdraft fees (and changes to the Bank’s overdraft practices as a result thereof), debit card interchange fees, credit cards, and other bank services;

●	future capital expenditures;
●	the strength of the U.S. economy in general and the strength of the local economies in which the Company conducts operations;
●	the Bank’s ability to maintain current deposit and loan levels at current interest rates and
●	the Company’s ability to successfully implement future growth plans, including growth through future acquisitions.

Forward-looking statements discuss matters that are not historical facts. As forward-looking statements discuss future events or conditions, the statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions. Do not rely on forward-looking statements. Forward-looking statements detail management’s expectations regarding the future and are not guarantees. Forward-looking statements are assumptions based on information known to management only as of the date the statements are made and management may not update them to reflect changes that occur subsequent to the date the statements are made. See additional discussion under Part I Item 1A “Risk Factors” in the Company’s 2011 Annual Report on Form 10-K.

RECENT DEVELOPMENTS

On January 27, 2012 (the “Acquisition Date”), RB&T assumed substantially all of the deposits and certain other liabilities and acquired certain assets of Tennessee Commerce Bank (“TCB”), headquartered in Franklin (metropolitan Nashville), Tennessee from the FDIC, as receiver for TCB, pursuant to the terms of a Purchase and Assumption Agreement — Whole Bank; All Deposits (the “P&A Agreement”), entered into among RB&T, the FDIC as receiver of TCB and the FDIC. All financial and other numeric measures of TCB described below are based upon TCB’s internally prepared interim financial statement information as of the Acquisition Date, which are subject to change.

In the TCB acquisition, RB&T purchased approximately $99 million in loans with a fair value of approximately $73 million. Subsequent to the Acquisition Date, the FDIC agreed to repurchase approximately $20 million of these loans at a price of approximately $17 million. Other real estate acquired had an estimated fair value of $11 million on the Acquisition Date.

RB&T acquired $63 million in cash and cash equivalents and $43 million in securities at fair value. The substantial majority of the securities acquired were subsequently sold during the first quarter of 2012 with RB&T realizing a net gain on the corresponding sales of approximately $53,000.

In the TCB acquisition, RB&T assumed $948 million in deposits at estimated fair value. Demand and savings deposit accounts made up $127 million of these assumed deposits. TCB’s aggressive lending strategy in combination with the fact that it had only one location, led it to raise substantially all of its deposit funding via the internet or through brokered deposits. In many cases, TCB’s deposits were acquired at rates above market causing its total cost of interest-bearing deposits as of December 31, 2011 to be approximately 1.90%. Because RB&T obtained only $220 million of non-cash assets in the transaction at a discount of approximately $57 million, it had no short-term profitable use for the excess cash it obtained in the transaction. As a result, as permitted by the terms of the P&A Agreement, RB&T repriced TCB’s existing interest-bearing deposits substantially lower the day after its acquisition. This re-pricing triggered time and brokered deposit run-off in-line with management’s expectations. Through March 31, 2012, approximately 85% of the assumed interest bearing deposit account balances had exited RB&T, with no penalty on the applicable time and brokered deposits. At March 31, 2012, RB&T had $139 million of deposits remaining from the TCB acquisition.

RB&T did not assume any FHLB advances, security repurchase agreements, or any other borrowings via the TCB acquisition.

RB&T recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The estimated fair value for loans reflected future credit losses expected at the acquisition date. As a result, RB&T will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. There was no indemnification agreement associated with the transaction and RB&T is unaware of any contingent relationships.

RB&T expects to incur acquisition and integration costs of approximately $2.0 million related to this transaction, with $636,000 of these costs incurred during the quarter ended March 31, 2012. Included in the total amount is $728,000 for estimated short-term retention bonuses for certain former TCB employees and short-term incentive bonuses for existing RB&T employees related to a successful branch consolidation and core system conversion scheduled for July 2012. In addition, the total also includes $315,000 for estimated professional and consulting fees, as well as $945,000 for a long-term incentive program for RB&T employees based upon a two year profitability target for the overall TCB operation. Management believes that RB&T will achieve on-going direct operating expenses for the one-location TCB franchise, in addition to the acquisition and integration costs just discussed, in a range of $60,000 to $70,000 per month subsequent to the branch consolidation and core system conversion scheduled for July 2012.

The Company believes that the transaction will improve its net interest income, as the Company earns more interest on its loans and investments than it pays in interest on deposits and borrowings. The acquisition positively affected the Company’s operating results in the first quarter of 2012, due primarily to the bargain purchase gain realized on the transaction. The Company believes the transaction will negatively impact its operating results during the second quarter of 2012 due to the integration, retention and incentive costs previously described, as well as, the on-going costs of utilizing duplicate technology systems through dedicated back office staff at the former TCB location. The Company believes the transaction will begin to positively impact its consolidated results of operations starting in the third quarter of 2012, when all duplicate TCB technology systems and the corresponding costs to operate those systems are expected to be eliminated due to the conversion of the TCB systems into the Company’s core platform.

Future Acquisition Growth Strategy

The Company expects to continue its growth strategy through, to the extent available, FDIC-assisted acquisitions. The Company is focusing primarily on opportunities in the southeast and south central portions of the United States and secondarily on opportunities in other portions of the United States. The Company is seeking acquisitions that are either immediately accretive to net income and diluted earnings per share, or strategic in location, or both.

BUSINESS SEGMENT COMPOSITION

As of March 31, 2012, the Company was divided into three distinct segments: Traditional Banking, Mortgage Banking and Tax Refund Solutions. Net income, total assets and net interest margin by segment for the three months ended March 31, 2012 and 2011 are presented below:

	Three Months Ended March 31, 2012
(in thousands)	Traditional Banking	Mortgage Banking	Tax Refund Solutions	Total Company

Net income	$20,358	$211	$61,903	$82,472
Segment assets	3,227,652	10,498	106,684	3,344,834
Net interest margin	3.58%	NM	NM	7.87%

	Three Months Ended March 31, 2011
(in thousands)	Traditional Banking	Mortgage Banking	Tax Refund Solutions	Total Company

Net income (loss)	$2,483	$(113)	$69,042	$71,412
Segment assets	3,147,697	9,340	238,707	3,395,744
Net interest margin	3.33%	NM	NM	8.91%
_____________________
NM – Not Meaningful

For expanded segment financial data see Footnote 10 “Segment Information” of Part I Item 1 “Financial Statements.

(I)  Traditional Banking segment

As of March 31, 2012, Republic had 43 full-service banking centers with 34 located in Kentucky, four located in metropolitan Tampa, Florida, three located in southern Indiana and one located each in metropolitan Cincinnati, Ohio and metropolitan Nashville, Tennessee. RB&T’s primary market areas are located in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 11 banking centers in the following Kentucky cities: Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington, Florence and Independence. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana, and Franklin (Nashville), Tennessee. Republic Bank has locations in Hudson, Palm Harbor, Port Richey and Temple Terrace, Florida, as well as Blue Ash (Cincinnati), Ohio.

Effective January 27, 2012, RB&T assumed substantially all of the deposits and certain other liabilities and acquired certain assets of Tennessee Commerce Bank (“TCB”), headquartered in Franklin, Tennessee from the FDIC, as receiver for TCB. This acquisition represents a single banking center located in the Nashville MSA and represents RB&T’s initial entrance into the Tennessee market.

In June 2011, the Bank commenced business in its newly established warehouse lending division. Through this division, the Bank provides short-term, revolving credit facilities to mortgage bankers secured by single 1-4 family real estate loans. These advances enable the mortgage company customer to close single 1-4 family real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. These individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold to the secondary market investor. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to payoff the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer. As of March 31, 2012, the Bank had outstanding loans of $60 million and six committed lines totaling $108 million within its warehouse lending division.

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

During the three months ended March 31, 2012 and 2011, net income from the TRS segment accounted for approximately 75% and 97% of the Company’s total net income. Net income associated with RALs represented approximately 32.3% and 35.8% of the TRS segment’s net income for same respective periods. As discussed below, the Company has agreed to cease offering RAL product to April 30, 2012, subsequent to the first quarter 2012 tax season.

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

RALs were short-term consumer loans offered to taxpayers that were secured by the customer’s anticipated tax refund, which represented the source of repayment. If a consumer’s RAL application was approved, RB&T advanced $1,500 of the taxpayer’s refund. As part of the RAL application process, each taxpayer signed an agreement directing the applicable taxing authority to send the taxpayer’s refund directly to RB&T. The refund received from the IRS or state taxing authority, if applicable, was used by RB&T to pay off the RAL. Any amount due the taxpayer above the amount of the RAL was remitted to the taxpayer once the refund was received by RB&T. The funds advanced by RB&T were generally repaid by the applicable taxing authority within two weeks. The fees earned on RALs were reported as interest income under the line item “Loans, including fees.”

RB&T has agreements with Jackson Hewitt Inc. (“JHI”), a subsidiary of Jackson Hewitt Tax Service Inc. (“JH”), and Liberty Tax Service (“Liberty”) to offer RAL and ERC/ERD products. JH and Liberty provide preparation services of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax-preparers offices. Approximately 40% and 41% of RB&T’s three months ended March 31, 2012 and 2011 TRS gross revenue was derived from JH tax offices with another 19% and 20% from Liberty tax offices for the same respective periods.

Substantially all RALs issued by RB&T each year were made during the first quarter. RALs were generally repaid by the IRS or applicable taxing authority within two weeks of origination. Losses associated with RALs resulted from the IRS not remitting taxpayer refunds to RB&T associated with a particular tax return. This occurred for a number of reasons, including errors in the tax return and tax return fraud which are identified through IRS audits resulting from revenue protection strategies. In addition, RB&T also incurred losses as a result of tax debts not previously disclosed during its underwriting process.

At March 31st of each year, RB&T reserved for its estimated RAL losses for the year based on current and prior year funding patterns, information received from the IRS on current year payment processing, projections using RB&T’s internal RAL underwriting criteria applied against prior years’ customer data, and the subjective experience of RB&T management. RALs outstanding 30 days or longer were charged off at the end of each quarter, with subsequent collections recorded as recoveries. Since the RAL season is over by the end of April of each year, substantially all uncollected RALs are charged off by June 30th of each year, except for those RALs management deems certain of collection.

Subsequent to the first quarter, the results of operations for the TRS segment consist primarily of fixed overhead expenses and adjustments to the segment’s estimated provision for loan losses, as estimated results became final.

Discontinuance of the RAL Product and Future Competition

As previously disclosed, effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS operating segment. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order (collectively, the “Agreement”). As part of the Agreement, RB&T and the FDIC settled all matters set out in the FDIC’s Amended Notice of Charges dated May 3, 2011 and the lawsuit filed against the FDIC by RB&T. As part of this settlement, RB&T agreed to discontinue its offering the RAL product by April 30, 2012, subsequent to the first quarter 2012 tax season.

RB&T’s discontinuance of RALs beyond 2012 is expected to have a material adverse impact on net income in 2013 and beyond, as the RAL product accounted for approximately 32.3% and 35.8% of the TRS segment’s three months ended March 31, 2012 and 2011 net income. Despite the discontinuance of the RAL product, management believes that TRS will continue to be a material contributor to the Company’s overall net income in 2013 and beyond. Actual TRS net income for 2012 and beyond will be impacted by a number of factors, including those factors disclosed from time to time in the Company’s filings with the SEC and set forth under Part I Item 1A “Risk Factors” of the Company’s 2011 Form 10-K.

For additional discussion regarding the Consent Order, see the Company’s Form 8-K filed with the SEC on December 9, 2011, including Exhibits 10.1 and 10.2.

As set forth under Part I Item 1A “Risk Factors” of the Company’s 2011 Form 10-K filed on March 7, 2012, discontinuance of the RAL product after April 30, 2012, could have a material adverse impact on the profitability of RB&T’s ERC and ERD products. TRS faces direct competition for ERC/ERD market share from independently-owned processing groups partnered with banks. Independent processing groups that were unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. Without the ability to originate RALs after the 2012 tax season, RB&T will face increased competition in the ERC/ERD marketplace. In addition to a potential loss of volume resulting from additional competitors, RB&T will also likely incur substantial pressure on its profit margin for its ERC/ERD products as it will be forced to compete with existing rebate and pricing incentives in the ERC/ERD marketplace.

In addition, as a result of RB&T’s Agreement with the FDIC, TRS is subject to additional oversight requirements not currently imposed on its competitors. These additional requirements could make attracting new relationships and retaining existing relationships more difficult for RB&T. The Agreement contains a provision for an Electronic Return Originator (“ERO”) Plan to be implemented by RB&T. The ERO Plan places additional oversight and training requirements on RB&T and its tax preparation partners that are not currently required by the regulators for RB&T’s competitors in the tax business. These additional requirements could make attracting new relationships and retaining existing relationships more difficult for RB&T, once it is no longer able to offer RALs.

TRS Funding – First Quarter 2012 Tax Season

During the fourth quarter of 2011, in anticipation of first quarter 2012 RAL program, RB&T obtained $300 million in FHLB advances with a weighted average life of three months with a weighted average interest rate of 0.10%. In January 2012, the Company obtained $252 million of short-term brokered deposits to complete its funding needs for the first quarter 2012 tax season. These brokered deposits had a weighted average maturity of 44 days with a weighted average cost of approximately 0.39%. The total weighted average funding cost for the first quarter 2012 tax season was 0.23%.

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

OVERVIEW

Net income for the three months ended March 31, 2012 was $82.5 million, representing an increase of $11.1 million, or 16%, compared to the same period in 2011. Diluted earnings per Class A Common Share increased to $3.92 for the quarter ended March 31, 2012 compared to $3.40 for the same period in 2011.

General highlights by segment for the quarter ended March 31, 2012 consisted of the following:

Traditional Banking segment

●
Republic acquired loans with a fair value of $56 million and deposits with a fair value of $947 million from TCB in a failed bank acquisition from the FDIC on January 27, 2012. The transaction resulted in a pre-tax bargain purchase gain of $27.9 million.

●
As expected, approximately $808 million of the deposit liabilities assumed in the TCB transaction exited RB&T by March 31, 2012 due to the substantial reduction in the rates paid to the former TCB depositors by RB&T.

●	Net income increased $17.9 million for the first quarter of 2012 compared to the same period in 2011.

●
Net interest income increased $2.7 million, or 11%, for the first quarter of 2012 to $27.9 million. The Traditional Banking segment net interest margin increased 25 basis points for the quarter ended March 31, 2012 to 3.58%.

●	Provision for loan losses was $3.1 million for the quarter ended March 31, 2012 compared to $4.3 million for the same period in 2011.

●	Total non-interest income increased $28.4 million for the first quarter of 2011 compared to the same period in 2011 primarily due to the bargain purchase gain detailed above.

●	Total non-interest expense increased $3.9 million, or 17%, during the first quarter of 2012 compared to the first quarter of 2011.

●	Total non-performing loans to total loans for the Traditional Banking segment was 1.03% at March 31, 2012, compared to 1.02% at December 31, 2011 and 1.23% at March 31, 2011.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income increased $538,000, or 66%, during the first quarter of 2012 compares to the same period in 2011.

●
Mortgage banking income was positively impacted by an increase in secondary market loan volume during the first quarter of 2012. During the first quarter of 2012, Republic originated for sale $52 million of fixed rate residential real estate secondary market loans compared to $26 million during the same period in 2011.

Tax Refund Solutions (“TRS”) segment

●	The total dollar volume of tax refunds processed during the first quarter 2012 tax season decreased $858 million, or 8%, from the first quarter 2011 tax season.

●	Total RAL dollar volume decreased from $1.0 billion during the first quarter 2011 tax season to $795 million during the first quarter 2012 tax season.

●
Total ERC dollar volume declined $949 million, or 16%, during the first quarter of 2012 compared to the first quarter of 2011. The decline in ERC volume was partially offset by a $330 million, or 9%, increase in the lower margin ERD product. Revenue from both products is included in the income statement line item “Electronic Refund Check Fees.”

●	Net income decreased $7.1 million, or 10%, for the first quarter of 2012 compared to the same period in 2011.

●	Net interest income decreased $13.5 million, or 23%, for the first quarter of 2012 compared to the same period in 2011.

●	TRS recorded a provision for loan losses of $8.0 million for the first quarter of 2012, compared to $13.8 million for the same period in 2011.

●	TRS posted non-interest income of $71.9 million for the first quarter of 2012 compared to $87.3 million for the same period in 2011.

●
RB&T obtained $300 million of FHLB advances during the fourth quarter of 2011 to fund projected RAL volume during the first quarter 2012 tax season. In addition, during the first quarter of 2012, RB&T obtained $252 million of brokered deposits to complete its required funding for the first quarter 2012 tax season.

●	The current year tax season represents the last season that RB&T will originate RALS. RB&T will continue to offer ERC/ERD products in the future.

For additional discussion regarding TRS, see the following sections of this filing:
●	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o	Footnote 4 “Loans and Allowance for Loan Losses”
o	Footnote 5 “Deposits”
o	Footnote 6 “Federal Home Loan Bank Advances”
o	Footnote 11 “Segment Information”
●	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Business Segment Composition”
o	“Results of Operations”
o	“Comparison of Financial Condition”

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

Total Company net interest income decreased $10.8 million, or 13%, for the first quarter of 2012 compared to the same period in 2011. The total Company net interest margin decreased 104 basis points to 7.87% for the same period. The most significant components affecting the total Company’s net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $2.7 million, or 11%, for the first quarter of 2012 compared to 2011. The Traditional Banking net interest margin increased 25 basis points for the same period to 3.58%. The increase in net interest income during the first quarter of 2012 was directly attributable to an increase in the average balance of loans outstanding, as well as an increase in the investment portfolio resulting from the strategies discussed below.

Regarding the increase in the investment portfolio, prior to the first quarter of 2011, the Bank’s general investment strategy was largely to not reinvest the cash it had been receiving from its loan and investment paydowns and pay-offs into assets with longer-term repricing horizons due to market projections of interest rate increases in the future. As a result, much of the cash the Bank received from paydowns during the years previous to 2011 had been reinvested into short-term, lower yielding investments, which had improved the Bank’s risk position from future interest rate increases, while negatively impacting then-current earnings. This conservative investment strategy, which involved minimal credit risk and minimal interest rate risk, led the Bank to hold a significant sum of cash at the Federal Reserve Bank (“FRB”) for much of the previous two years.

In February 2011, the Bank modified its conservative investment strategy, taking on more interest rate risk by reinvesting a portion of its excess cash into longer-term investment securities, thus increasing its projected net interest income and net interest margin for the near-term. The Bank made this revision to its conservative strategy, in large part, due to the on-going contraction of its net interest margin resulting from continued paydowns in its loan portfolio and the large amount of cash on hand earning 0.25%. While the Bank has slightly revised this strategy from time to time since the first quarter of 2011, in general, it has maintained the same strategic direction of extending the maturities within its investment portfolio in order to increase its yield on interest-earning assets. Although the Bank has taken on more interest rate risk as a result of this strategy, the overall interest rate risk position of the Bank continues to remain within limits set by its board of directors.

In addition to the activity noted within its securities portfolio, the Bank implemented various other strategies during the past twelve months to positively impact net interest income. Specifically within the loan portfolio, four distinguishable circumstances occurred during the past twelve months positively impacting the size of its loan portfolio and correspondingly providing a positive impact to net interest income.

As disclosed in previous filings, the first of these circumstances occurred in June 2011 when the Bank purchased approximately $37 million of performing commercial real estate loans at a 13% discount. The Bank made this purchase as one of its strategies to reverse an on-going contraction in its net interest margin. At the time of purchase, these loans had a weighted average life of approximately seven years with an expected yield of 8.28%.

Secondly, as discussed in more detail within the “Loan Portfolio” section of this filing, the Bank started its Mortgage Warehouse Lending Division during June of 2011. During the first quarter of 2012, the Mortgage Warehouse Lending Division had average loans outstanding of $40 million achieving an average yield of 3.48%.

The third circumstance occurred on January 27, 2012 when the Bank, through RB&T, acquired TCB. The Bank acquired loans, net of loans put back to the FDIC, with a fair value of approximately $56 million. These loans, which have a projected effective yield of 7.94%, increased the average balance of loans outstanding for the first quarter by $39 million.

Lastly, the average balance of the Bank’s residential real estate loans increased $80 million compared to the first quarter of 2011 due primarily to growth in the Bank’s Home Equity Amortizing Loan (“HEAL”) product. The HEAL product is described in more detail within the “Loan Portfolio” section of this filing.

Within the liabilities section of the balance sheet, the Bank continued to reprice its interest-bearing deposits lower to partially offset declining asset yields. In addition, due to the steepness of the yield curve and the Federal Reserve’s pledge to keep the Federal Funds Target Rate (“FFTR”) low for an extended period of time, the Bank prepaid $81 million in FHLB advances during the first quarter of 2012 that were originally scheduled to mature between October 2012 and May 2013. These advances had a weighted average cost of 3.56%. The Bank incurred a $2.4 million early termination penalty in connection with these prepayments, which will save the Bank approximately $2.6 million in interest expense during the remainder of 2012 and the first five months of 2013. The interest savings realized by the Bank in the future from these prepayments will be reduced by the Bank’s on-going interest rate risk mitigation practices, which often includes strategies utilizing long term advances from the FHLB.

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

TRS segment

Net interest income within the TRS segment decreased $13.5 million, or 23%, for the first quarter of 2012 compared to the same period in 2011. The decrease in TRS net interest income was primarily due to a $13.6 million, or 23%, decrease in RAL fee income resulting from a 23% decrease in RAL volume. The overall decline in the volume of RALs originated during the first quarter of 2012 resulted from a general decrease in consumer demand for the product. Management believes the decrease in RAL volume, which is generated through retail locations, is the result of a shift in consumer demand toward lower priced on-line tax preparation services and increased competition within the retail market based on free products and services from competitors.

TRS net interest income continued to benefit from low funding costs during the first quarter of 2012. Average interest bearing liabilities, including brokered deposits and/or FHLB advances, utilized to fund RALs during the first quarters of 2012 and 2011 were $322 million and $426 million with a weighted average cost of 0.18% and 0.43%, respectively. As a result, interest expense for the TRS segment was $149,000 for the first quarter of 2012, a decrease of $308,000, or 67%, from the same period in 2011.

For additional discussion regarding TRS, see the following sections of this filing:
●	Part I Item 1 “Financial Statements:”
o	Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o	Footnote 4 “Loans and Allowance for Loan Losses”
o	Footnote 5 “Deposits”
o	Footnote 6 “Federal Home Loan Bank Advances”
o	Footnote 11 “Segment Information”
●	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o	“Business Segment Composition”
o	“Overview”
o	“Comparison of Financial Condition”

Table 1 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the three month periods ended March 31, 2012 and 2011. Table 2 provides an analysis of total Company changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Traditional Banking Interest Rate Sensitivity for 2012” in this section of the filing.

Table 1 – Total Company Average Balance Sheets and Interest Rates for the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$690,328	$3,868	2.24%	$614,454	$3,905	2.54%
Federal funds sold and other interest-earning deposits	590,863	427	0.29%	856,579	557	0.26%
Refund Anticipation Loan fees(2)	96,303	45,080	187.24%	116,537	58,677	201.40%
Traditional Bank loans and fees(2)(3)	2,343,028	30,212	5.16%	2,182,942	29,484	5.40%

Total interest-earning assets	3,720,522	79,587	8.56%	3,770,512	92,623	9.83%

Less: Allowance for loan losses	31,075			36,171

Non interest-earning assets:
Non interest-earning cash and cash equivalents	287,060			247,400
Premises and equipment, net	34,567			37,110
Other assets(1)	142,182			58,467
Total assets	$4,153,256			$4,077,318

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$602,795	$116	0.08%	$339,405	$129	0.15%
Money market accounts	447,132	175	0.16%	675,012	612	0.36%
Time deposits	330,290	720	0.87%	299,357	1,186	1.58%
Brokered money market and brokered CD's	289,950	528	0.73%	577,219	1,011	0.70%

Total deposits	1,670,167	1,539	0.37%	1,890,993	2,938	0.62%

Securities sold under agreements to repurchase and
other short-term borrowings	271,322	112	0.17%	318,083	251	0.32%
Federal Home Loan Bank advances	681,518	4,086	2.40%	562,294	4,834	3.44%
Subordinated note	41,240	630	6.11%	41,240	629	6.10%

Total interest-bearing liabilities	2,664,247	6,367	0.96%	2,812,610	8,652	1.23%

Non interest-bearing liabilities and Stockholders' equity
Non interest-bearing deposits	922,628			806,532
Other liabilities	54,687			49,848
Stockholders' equity	511,694			408,328
Total liabilities and stock-holders' equity	$4,153,256			$4,077,318

Net interest income		$73,220			$83,971

Net interest spread			7.60%			8.60%

Net interest margin			7.87%			8.91%
__________________________
(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC topic 320 “Investments – Debt and Equity Securities” is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $46.0 million and $59.3 million for the three months ended March 31, 2012 and 2011.
(3)	Average balances for loans include the principal balance of non accrual loans and loans held for sale.

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

Table 2 – Total Company Volume/Rate Variance Analysis for the Three Months Ended March 31, 2012 and 2011

		Three Months Ended March 31, 2012
		Compared to
		Three Months Ended March 31, 2011
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities	$(37)	$453	$(490)
Federal funds sold and other interest-earning deposits	(130)	(188)	58
Refund Anticipation Loan fees	(13,597)	(9,678)	(3,919)
Traditional Bank loans and fees	728	2,102	(1,374)

Net change in interest income	(13,036)	(7,311)	(5,725)

Interest expense:

Transaction accounts	(13)	70	(83)
Money market accounts	(437)	(163)	(274)
Time deposits	(466)	112	(578)
Brokered money market and brokered CDs	(483)	(522)	39
Securities sold under agreements to repurchase and
other short-term borrowings	(139)	(33)	(106)
Federal Home Loan Bank advances	(748)	897	(1,645)
Subordinated note	1	-	1

Net change in interest expense	(2,285)	361	(2,646)

Net change in net interest income	$(10,751)	$(7,672)	$(3,079)

Provision for Loan Losses (Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011)

The Company recorded a provision for loan losses of $11.2 million for the first quarter 2012, compared to a provision of $18.1 million for the same period in 2011. The significant components comprising the Company’s increased provision for loan losses were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during the first quarter of 2012 was $3.1 million, a $1.2 million decline from the $4.3 million recorded during the first quarter of 2011. The decrease in the provision for the quarter was generally attributable to an overall improvement in the Company’s classified loans and better charge-off experience. In particular, the Bank experienced a meaningful reduction in provision expense associated with its large dollar commercial and retail relationships that are individually reviewed for impairment. Included in provision expense for the first quarter of 2012 was $1.2 million for two large classified real estate secured credits, while the first quarter of 2011 experienced $2.2 million in provision expense for two different large classified real estate secured credits.

As a percentage of total loans, the Traditional Banking allowance for loan losses decreased to 0.98% at March 31, 2012 compared to 1.05% at December 31, 2011. The Company believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2012.

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

At March 31st of each year, the Company reserves for its estimated RAL losses for the year based on current and prior-year funding patterns, information received from the IRS on current year payment processing, projections using the Company’s internal RAL underwriting criteria applied against prior years’ customer data, and the subjective experience of Company management. RALs outstanding 30 days or longer are charged off at the end of each quarter with subsequent collections recorded as recoveries. Since the RAL season is over by the end of April of each year, substantially all uncollected RALs are charged off by June 30th of each year, except for those RALs management deems certain of collection.

As of March 31, 2012, $12.6 million of total RALs were outstanding past their expected funding date from the IRS compared to $18.1 million at March 31, 2011, representing 1.59% and 1.75% of total gross RALs originated during the respective tax years. While the percentage of current year RALs outstanding past their expected funding date is lower than the same figure at March 31, 2011, management cannot project, with any degree of certainty, that its final RAL losses for the year will be lower than 2011 due to the change in IRS funding patterns from the prior year.

Utilizing current RALs outstanding past their expected funding date from the IRS combined with the prior year’s loss history and the facts and circumstances discussed in the previous paragraph, management estimates that the final loss rate for RALs originated during 2012 will be 1.4% of the total RALs originated during the year as compared to 1.38% for 2011. Management expects the actual loan loss rate realized for TRS will be less than the current RALs outstanding beyond their expected funding date from the IRS because the Company will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the RALs. Management’s estimate of current year losses combined with recoveries of previous years’ RALs during the quarter, resulted in a net provision for loan loss expense of $8.0 million and $13.8 million for TRS during the first quarters of 2012 and 2011. Based on the Company’s 2012 RAL volume, each 0.10% increase in the loss rate for RALs represents approximately $795,000 in additional provision for loan loss expense.

Table 3 – Summary of Loan Loss Experience

	Three Months Ended
	March 31,
(dollars in thousands)	2012	2011
Allowance for loan losses at beginning of period	$24,063	$23,079
Charge offs:

Residential real estate:
Owner occupied	(1,583)	(535)
Non owner occupied	(36)	(14)
Commercial real estate	(21)	(558)
Commercial real estate - purchased whole loans	-	-
Real estate construction	(1,295)	-
Commercial	-	-
Warehouse lines of credit	-	-
Home equity	(1,115)	(277)
Consumer:
Credit cards	(28)	(74)
Overdrafts	(118)	(147)
Other consumer	(71)	(69)
Tax Refund Solutions	(10,754)	(13,441)
Total charge offs	(15,021)	(15,115)

Recoveries:

Residential real estate:
Owner occupied	117	64
Non owner occupied	12	-
Commercial real estate	33	17
Commercial real estate - purchased whole loans	-	-
Real estate construction	28	101
Commercial	8	114
Warehouse lines of credit	-	-
Home equity	6	13
Consumer:
Credit cards	20	14
Overdrafts	144	148
Other consumer	67	75
Tax Refund Solutions	3,085	2,552
Total recoveries	3,520	3,098
Net loan charge offs	(11,501)	(12,017)

Provision for loan losses - Traditional Banking	3,131	4,322
Provision for loan losses - Tax Refund Solutions	8,039	13,760
Total provision for loan losses	11,170	18,082

Allowance for loan losses at end of period	$23,732	$29,144

Total Company Credit Quality Ratios:
Allowance for loan losses to total loans	0.99%	1.34%
Allowance for loan losses to non performing loans	96%	109%
Annualized net loan charge offs to average loans outstanding	1.89%	2.09%

Traditional Banking Credit Quality Ratios:
Allowance for loan losses to total loans	0.98%	1.21%
Allowance for loan losses to non performing loans	95%	99%
Annualized net loan charge offs to average loans outstanding	0.65%	0.21%

Non-interest Income

Non interest income increased $9.5 million, or 22%, for the first quarter of 2012 compared to the same period in 2011. The most significant components comprising the total Company’s non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non-interest income increased $28.4 million for the first quarter of 2012 compared to the same period in 2011.

Service charges on deposit accounts decreased $121,000, or 4%, during the first quarter of 2012 compared to the same period in 2011. The decrease is primarily the result of the continued general decline in consumer overdraft activity that the Company, and the banking industry as a whole, has experienced the past several years. In addition, further contributing to this general decline in consumer overdraft activity, were the amended Regulation E (“Reg E”) guidelines which took effect in July 2011.

Management implemented these guidelines effective July 1, 2011. These guidelines have continued to have a negative impact on the Bank’s net income since their implementation in 2011 and will continue so in the future. Because of the large number of changes required by the guidelines, management is unable to determine precisely how negative the individual and collective impact of these changes will continue to be.

The Company earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Company estimates that it has historically earned more than 60% of its overdraft related fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the first quarters of 2012 and 2011 were $1.8 million and $2.3 million. The total net daily overdraft charges included in interest income for the first quarter of 2012 and 2011 was $402,000 and $361,000, respectively.

As a result of the continued decline in service charges on deposits and a further anticipated decline as a result of the new FDIC guidelines, the Bank instituted a new fee structure for its retail checking account products during the third quarter of 2011. The new product design was implemented on July 1, 2011 for all newly opened retail accounts. On August 1, 2011 the Bank converted the substantial majority of its existing retail checking accounts into new product types with the new fee structures. The goal of the new fee structure, in the short-term, is to reverse the trend of declining service charges on deposits. In the long-term, the Bank’s goal is that the new fee structure combined with growth in the Bank’s retail checking account base will allow the service charges on deposits category to increase once again. Revenue generated during the first quarter of 2012 as a result of these new fees was approximately $415,000, partially offsetting the $282,000 decrease in overdraft-related fees for the first quarter of 2012. The overall results of the new fees in the long-term will be highly dependent on customer deposit balances and overall customer acceptance of the new fee structure, as not all of the Bank’s competition has adopted similar changes in response to the FDIC guidelines. A lack of customer acceptance of the new account fees resulting in a significant decline in the number of retail deposit accounts could have a material negative impact on the Bank’s future deposit fee income.

During the first quarter of 2012, the Company recorded a bargain purchase gain of $27.9 million as a result of the TCB acquisition. The bargain purchase gain was realized because the overall price paid by RB&T for was substantially less than the fair value of the TCB assets acquired and liabilities assumed in the transaction.

During the first quarter of 2012, the Company recognized net securities gains/losses in earnings for securities available of $56,000. All of the securities sold were purchased in the TCB acquisition. Upon further analysis subsequent to the acquisition of TCB, management concluded that these securities did not fit the profile of securities traditionally purchased by the Company and thus sold them during the quarter.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $538,000, or 66%, during the first quarter of 2012 compared to the same period in 2011. Mortgage banking income was positively impacted by an increase in secondary market loan volume during the first quarter of 2012, which resulted from the continued low long-term interest rate environment. During the first quarter of 2012, Republic recorded new secondary market loan application volume of $52 million compared to $26 million recorded during the same period in 2011.

TRS segment

TRS non interest income decreased $9.5 million, or 12%, during the first quarter of 2012 compared to the same period in 2011. Net ERC/ERD fees decreased $9.3 million for the first quarter of 2012 primarily attributable to the overall decrease in volume at TRS during the tax season. More specifically within the ERC/ERD category, ERC fees decreased 12.5% due to a 16% decrease in volume. The decline in ERC fees was partially offset by a 12% increase in online ERD fees driven by a 12% increase in the lower-margin ERD product. As with the decrease TRS experienced in RAL volume, management believes the decrease in ERC volume, which is generated through store-front locations, was a direct result of a shift in consumer demand toward lower priced on-line tax preparation services and increased competition within the retail market based on free products and services from competitors.

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

In addition to the potential impact to ERCs and ERDS resulting from a loss of the RAL product, the Agreement could also negatively impact RB&T’s ability to originate ERC and ERD products. As previously disclosed, the Agreement contains a provision for an ERO Plan to be implemented by RB&T. The ERO Plan places additional oversight and training requirements on RB&T and its tax preparation partners that is not currently required by the regulators for RB&T’s competitors in the tax business. These additional requirements could make attracting new relationships, retaining existing relationships, and maintaining profit margin for ERCs and ERDs more difficult for RB&T once it is no longer able to offer RALs. At this time, management is unable to determine what the ultimate impact of the Agreement to ERC and ERD products will be in the future, but it does anticipate the impact to be negative to the overall profitability of the business segment.

For additional discussion regarding TRS, see the following sections of this filing:
●	Part I Item 1 “Financial Statements:”
	o	Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
	o	Footnote 4 “Loans and Allowance for Loan Losses”
	o	Footnote 5 “Deposits”
	o	Footnote 6 “Federal Home Loan Bank Advances”
	o	Footnote 11 “Segment Information”
●	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
	o	“Business Segment Composition”
	o	“Overview”
	o	“Comparison of Financial Condition”

Non-interest Expenses

Non-interest expenses decreased $1.7 million, or 4%, during the first quarter of 2012 compared to the same period in 2011. For the first quarter of 2012 compared to the same period in 2011, TRS non-interest expenses declined $5.7 million while the Traditional Banking segment increased $4.0 million. The most significant components comprising the increase in non-interest expense were as follows:

Traditional Banking segment

Salaries and benefits increased $698,000 for the first quarter of 2012. The primary driver of the increase was incentive compensation accruals of $321,000 related to the TCB acquisition. Approximately $62,000 of these accruals were for retention bonuses payable to former TCB employees if they remain with the Bank through various dates up through the preliminary conversion date in July 2012. Approximately $180,000 of these accruals were for short-term incentive bonuses for Bank employees related to a successful system conversion within six months of the acquisition date, with $79,000 of the accruals for Bank associates related to a two-year profitability goal for the TCB transaction.

Data processing expense increased $403,000 during the first quarter of 2012 compared to the same period in 2011 primarily due to $283,000 in TCB-related data processing costs and internet banking enhancements.

During the first quarter of 2012, the Bank prepaid $81 million in FHLB advances that were originally scheduled to mature between October 2012 and May 2013. These advances had a weighted average cost of 3.56%. The Bank incurred a $2.4 million early termination penalty in connection with this prepayment. For further discussion regarding the early payoff of FHLB advances, see section titled Net interest Income within this document.

Contributions expense increased $446,000 due to the first quarter contribution to the Republic Bank Foundation. See additional discussion below under “TRS segment.”

Banking center and ATM service promotional expense during the first quarter of 2012 decreased by $178,000. The decline was the direct result of the Bank’s new fee structure for retail checking accounts implemented during the third quarter of 2011. The new fee structure significantly reduced the number of client foreign ATM reimbursements paid by the Bank.

FDIC insurance expense decreased $403,000 during the first quarter of 2012. The decrease in FDIC insurance reflects the revision to the FDIC insurance assessment base as discussed in the section captioned “FDIC Insurance Assessments” in Item 1 Business above. More specifically, in February 2011, as required by the Dodd-Frank Act, the FDIC approved a rule that changes the FDIC insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, defined as Tier 1 capital. While the new rule expanded the assessment base, it lowered assessment rate to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category. The change was effective for the second quarter of 2011. While the bank did experience higher FDIC insurance costs during the first quarter of 2012 related to some factors within the overall calculation, the Bank overall received net benefit from the new calculation.

Audit and professional fees increased $215,000 due to the TCB acquisition and the respective external audit, valuation and tax consulting services required as part of the acquisition.

TRS segment

Salaries and employee benefits decreased $967,000, or 19%, for the first quarter of 2012 compared to the first quarter of 2011. The first quarter of 2012 reflected lower contract labor staffing costs and reduced bonus accruals tied to the expected achievement of TRS gross operating profit goals.

FDIC insurance expense decreased $802,000 during the first quarter of 2012 related primarily the new insurance calculation noted in the Traditional Banking discussion above and to the elimination of a higher assessment rate levied against the Bank for its deposit insurance during 2011 resulting from facts and circumstances specific to the Bank and TRS.

Bank Franchise tax expense represents taxes paid to different state taxing authorities based on capital. The substantial majority of the Company’s Bank Franchise expense is paid to the commonwealth of Kentucky. Bank Franchise expense related to the TRS segment increased $345,000 primarily due to an increase in capital associated with continued strong earnings and the higher capital base at TRS.

Legal expense at TRS was $34,000 for the first quarter of 2012 compared to $791,000 for the first quarter of 2011. The decrease in legal expense was directly related to the December 2011 resolution of RB&T’s on-going regulatory actions with the FDIC as described in the Agreement.

Charitable contribution expense totaled $1.8 million at TRS for the first quarter of 2012, as Republic made a $2.5 million contribution to the Republic Bank Foundation, which was allocated between the Company’s business operating segments using a formula based on pre-tax profits for the quarter. Charitable contribution expense totaled $4.9 million at TRS for the first quarter of 2011, as Republic Bank & Trust Company made a $5 million contribution to the Republic Bank Foundation.
The Republic Bank Foundation, which was formed in 2010 to support charitable, educational, scientific and religious organizations throughout communities in Kentucky, Indiana, Ohio, Tennessee and Florida.

For additional discussion regarding TRS, see the following sections of this filing:
●	Part I Item 1 “Financial Statements:”
	o	Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
	o	Footnote 4 “Loans and Allowance for Loan Losses”
	o	Footnote 5 “Deposits”
	o	Footnote 6 “Federal Home Loan Bank Advances”
	o	Footnote 11 “Segment Information”
●	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
	o	“Business Segment Composition”
	o	“Overview”
	o	“Comparison of Financial Condition”

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2012 AND DECEMBER 31, 2011

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $187 million in cash and cash equivalents at March 31, 2012 compared to $363 million at December 31, 2011.

During the fourth quarter of 2011, RB&T accumulated cash via Federal Home Loan Bank (“FHLB”) advances totaling $300 million in preparation for the first quarter 2012 tax season. These advances matured during the first quarter of 2012 thereby reducing cash by the amount borrowed.

The Company experienced a nominal net increase in cash for the quarter as a result of the TCB acquisition. As part of the TCB transaction, RB&T originally acquired total cash of $877 million. This cash was reduced subsequent to the acquisition date to $28 million at March 31, 2012. The strategic reduction in cash originally obtained through the TCB acquisition was direct result of the significant decrease in deposit rates, which was implemented the day after the Acquisition Date.

For cash held at the Federal Reserve Bank (“FRB”), the Bank earns a yield of 0.25%. For all other cash held within the Bank’s branch and ATM networks, the Bank does not earn interest.

Securities Available for Sale

Securities available for sale primarily consists of U.S. Treasury securities and U.S. Government agency obligations, including agency mortgage backed securities (“MBSs”) and agency collateralized mortgage obligations (“CMOs”). The agency MBSs primarily consist of hybrid mortgage investment securities, as well as other adjustable rate mortgage investment securities, underwritten and guaranteed by Ginnie Mae (“GNMA”), Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”). Agency CMOs held in the investment portfolio are substantially all floating rate securities that adjust monthly. The Bank uses a portion of the investment securities portfolio as collateral to Bank clients for securities sold under agreements to repurchase (“repurchase agreements”). The remaining eligible securities that are not pledged to secure client repurchase agreements are pledged to the Federal Home Loan Bank as collateral for the Bank’s borrowing line. Strategies for the investment securities portfolio may be influenced by economic and market conditions, loan demand, deposit mix and liquidity needs.

Securities available for sale decreased by $43 million during the first quarter of 2012 to $603 million at March 31, 2012. The decrease in the security portfolio was due to primarily to pay-downs and pay-offs of existing securities, which the Bank chose not to immediately replace for contingent liquidity reasons related to TRS. In addition, during the quarter, RB&T acquired $43 million in available for sale investment securities through the TCB acquisition. RB&T subsequently sold all but $4 million of these securities, realizing a pre-tax net gain of $56,000. The Bank sold these securities because management determined that the acquired securities did not fit within the Bank’s traditional investment strategies.

For discussion of the Company’s private label mortgage backed and mortgage related securities, see Footnote 2 “Investment Securities” of Part I Item 1 “Financial Statements.”

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $110 million during the first quarter of 2012 to $2.4 billion at March 31, 2012. Approximately $50 million of this growth was the direct result of the TCB acquisition. Excluding the TCB acquisition, the Bank increased its loan portfolio by $60 million during the quarter through its normal origination process.

Within specific categories, residential real estate loans increased $76 million during the quarter to $1.2 billion at March 31, 2012. Approximately $18 million of this increase was from the TCB acquisition with the remaining increase primarily concentrated within HEAL product. The HEAL product is a first mortgage or a junior-lien mortgage product with amortization periods of 20 years or less. Features of the HEAL include $199 fixed closing costs; no requirement for the client to escrow insurance and property taxes; and as with the Bank’s traditional ARM products, no requirement for private mortgage insurance. The overall features of the HEAL have made it an attractive alternative to long-term fixed rate secondary market products. As of March 31, 2012, the Bank had $131 million of HEALs outstanding compared to $58 million outstanding at December 31, 2011.

In June 2011, the Bank commenced business in its newly established warehouse lending division and had $41 million outstanding at December 31, 2011. Through this division, the Bank provides short-term, revolving credit facilities to mortgage bankers across the nation. These credit facilities are secured by single family first lien residential real estate loans. The credit facility enables the mortgage banking customers to close single family first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. These individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold to the secondary market investor. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to payoff the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer. As of March 31, 2012, the Bank had six warehouse loan clients with $60 million of outstanding loans from total credit lines of $108 million.

Asset Quality

The composition of loans classified within the allowance for loan losses follows:

Table 7 – Classified Assets

(in thousands)	March 31, 2012	December 31, 2011

Loss	$-	$-
Doubtful	-	-
Substandard	42,316	43,088
Special mention	56,541	35,455

Total	$98,857	$78,543

Approximately $6 million and $17 million of loans acquired from the TCB acquisition were classified above as Substandard and Special Mention, respectively at March 31, 2012. Because acquired loans are recorded at their estimated fair values at acquisition date, an allowance for loan losses is not carried over or recorded for acquired loans as of the acquisition date. See Footnote 2“Bank Acquisition,” for additional discussion.

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

Allowance for Loan Losses

The Bank’s allowance for loan losses decreased $331,000 during the first quarter of 2012 to $23.7 million at March 31, 2012. As a percent of total loans, the traditional banking allowance for loans losses decreased to 0.98% at March 31, 2012 compared to 1.05% at December 31, 2012. The primary driver of the decline in the allowance related to net charge-offs exceeding provision expense for the quarter. Notable fluctuations in the allowance for loan losses as a percentage of total loans were as follows:

●	Net charge-offs within the Company’s large classified loan category exceeded provision expense within that category by $1.4 million during the first quarter of 2012.

●
The Bank increased its loan loss allowance by a net $577,000 and $155,000 during the first quarter of 2012 for its “Special Mention” rated loans and “Pass” rated loans, respectively, as a result of an updated loss migration analysis.

●
The Bank decreased its loan loss allowance by a net $63,000 during the first quarter of 2012 related to its 90-day delinquent and/or non-accrual retail and small dollar commercial relationships not specifically evaluated as part of the Bank’s large-dollar commercial classified asset review process.

●	The Bank increased its overall allowance for its ”Pass” rated credits by $366,000 attributable primarily to net growth within the loan portfolio during the quarter.

Additionally, the Bank acquired loans with a fair value of $56 million through the TCB acquisition on January 27, 2012. At March 31, 2012, these loans had an outstanding balance of $50 million. Because these loans are recorded at fair value, which considers anticipated credit losses in the future cash flow evaluation of these loans, no loan loss allowance was required on the day of acquisition. In determining the fair value of the loans on the Acquisition Date, management utilized appraisal and cash flow information obtained through April 6, 2012. Based on the fair value estimated on the Acquisition date and the information considered through the date of this filing, management does not believe any additional loan loss provisions are required for the TCB-related loans as of March 31, 2012.

Management believes, based on information presently available, that it has adequately provided for loan losses at March 31, 2012 and December 31, 2011.

The Bank’s allowance calculation has historically included specific allowance allocations for qualitative factors such as:

●	Concentrations of credit;
●	Nature, volume and seasoning of particular loan portfolios;
●	Experience, ability and depth of lending staff;
●	Effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;
●	Trends that could impact collateral values;
●	Expectations regarding business cycles;
●	Credit quality trends (including trends in classified, past due and nonperforming loans);
●	Competition, legal and regulatory requirements;
●	General national and local economic and business conditions;
●	Offering of new loan products; and
●	Expansion into new markets

Prior to January 1, 2012, the Bank’s allowance for loan losses calculation was supported with qualitative factors, as described above, which contributed to a nominal “unallocated” component that totaled $1.9 million as of December 31, 2012. The Bank believes that historically the “unallocated” allowance properly reflected estimated credit losses determined in accordance with GAAP. The unallocated allowance was primarily related to RB&T’s loan portfolio, which is highly concentrated in the Kentucky and Southern Indiana real estate markets. These markets have remained relatively stable during the recent economic downturn as compared to other parts of the United States. With the Bank’s recent expansion into the Nashville, Tennessee market, its plans to pursue future acquisitions into potentially new markets through FDIC assisted transactions and its offering of new loan products, such as mortgage warehouse lines of credit, the Bank elected to revise its methodology to provide a more detailed calculation when estimating qualitative factors over the Bank’s various loan categories.

In executing this methodology change, the Bank focused primarily on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and are generally not included in the scope of ASC 310-10-35. These portfolios are typically not graded and not subject to annual review. Such groups of loans include:

●	Residential real estate – Owner Occupied
●	Residential real estate – Non Owner Occupied
●	Home Equity
●	Consumer
●	Overdrafts
●	Credit Cards

This methodology change had no impact on the Bank’s provision for loan losses for the three months ended March 31, 2012.

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans 90 days or more past due and still accruing. Impaired loans that are not placed on non-accrual status are not included in non-performing loans. The non-performing loan category includes impaired loans totaling approximately $14 million at March 31, 2012.

Non-performing loans to total loans increased slightly to 1.03% at March 31, 2012, from 1.02% at December 31, 2011, as the total balance of non-performing loans increased by $1.4 million for the same period.

The following table details the Bank’s non-performing loans and non performing assets and select credit quality ratios:

Table 8 – Non-performing Loans and Non-performing Assets

(in thousands)	March 31, 2012	December 31, 2011

Loans on non-accrual status	$24,710	$23,306
Loans past due 90 days or more and still on accrual	-	-

Total non-performing loans	24,710	23,306
Other real estate owned	24,149	10,956
Total non-performing assets	$48,859	$34,262

Total Company Credit Quality Ratios:

Non-performing loans to total loans	1.03%	1.02%
Non-performing assets to total loans (including OREO)	2.02%	1.49%
Non-performing assets to total assets	1.46%	1.00%

Traditional Banking Credit Quality Ratios:

Non-performing loans to total loans	1.03%	1.02%
Non-performing assets to total loans (including OREO)	2.02%	1.49%
Non-performing assets to total assets	1.51%	1.10%
______________________
(1)	Loans on non-accrual status include impaired loans. See Footnote 3 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Approximately $15 million of the Bank’s total non-performing loans at March 31, 2012 are in the residential real estate category with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank does not consider any of these loans to be “sub-prime.”

The composition of the Company’s non-performing loans follows:

Table 9 – Non-performing Loan Composition

(in thousands)	March 31, 2012	December 31, 2011

Residential real estate:
Owner occupied	$13,682	$13,748
Non owner occupied	1,326	3,032
Commercial real estate	4,332	-
Commercial real estate - purchased whole loans	-	-
Real estate construction	2,267	2,521
Commercial	515	373
Warehouse lines of credit	-	-
Home equity	2,545	3,603
Consumer:
Credit cards	-	-
Overdrafts	-	-
Other consumer	43	29

Total non-performing loans	$24,710	$23,306

Table 10 – Non-performing Loans to Total Loans by Loan type

(in thousands)	March 31, 2012	December 31, 2011

Residential real estate:
Owner occupied	1.28%	1.24%
Non owner occupied	1.46%	1.58%
Commercial real estate	0.67%	0.47%
Commercial real estate - purchased whole loans	0.00%	0.00%
Real estate construction	3.09%	3.74%
Commercial	0.41%	0.31%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.95%	1.29%
Consumer:
Credit cards	0.00%	0.00%
Overdrafts	0.00%	0.00%
Other consumer	0.30%	0.29%

Total non performing loans to total loans	1.03%	1.02%

Based on the Bank’s review of the large individual non-performing commercial credits, as well as its migration analysis for its residential real estate and home equity non-performing portfolio, management believes that its reserves as of March 31, 2012, are adequate to absorb probable losses on these non-performing loans.

Approximately $4.8 million in non-performing loans at December 31, 2011, were removed from the non-performing loan classification during the first quarter of 2011. Approximately $932,000, or 19%, of these loans were removed from the non-performing category because they were charged-off. Approximately $2.0 million, or 42%, in loan balances were transferred to other real estate owned (“OREO”) with $1.3 million refinanced at other financial institutions. The remaining $590,000 was returned to accrual status for performance reasons; i.e. six consecutive months of performance.

The following tables detail the Bank’s non-performing loan activity:

Table 11 – Non-performing Loan Activity

(in thousands)

Non-performing loans at January 1, 2012	$23,306
Loans added to non-performing status	5,054
Non-performing loans purchased	1,476
Loans removed from non-performing status	(4,798)
Principal paydowns	(328)

Non-performing loans at March 31, 2012	$24,710

Table 12 – Detail of Loans Removed from Non-Performing Status
(in thousands)

Loans charged off	$932
Loans transferred to OREO	2,010
Loans refinanced at other institutions	1,266
Loans returned to accrual status	590

Total loans removed from non-performing status	$4,798

Delinquent Loans

The composition of the Bank’s past due loans follows:

Table 13 – Delinquent Loan Composition
(in thousands)	March 31, 2012	December 31, 2011

Residential real estate:
Owner occupied	$13,587	$13,208
Non owner occupied	856	1,091
Commercial real estate	6,904	5,126
Commercial real estate - purchased whole loans	-	-
Real estate construction	2,467	541
Commercial	329	105
Warehouse lines of credit	-	-
Home equity	2,587	4,041
Consumer:
Credit cards	244	53
Overdrafts	66	129
Other consumer	149	139

Total delinquent loans	$27,189	$24,433

The Bank had $50 million in loans outstanding related to the TCB acquisition at March 31, 2012, with approximately $997,000 of these loans past due between 30 and 89 days. See additional discussion under Footnote 2“Bank Acquisition.”

All loans greater than 90 days past due or more as of March 31, 2012 and December 31, 2011 were on non-accrual status.

Table 14 – Delinquent Loans to Total Loans by Loan Type (1)
(in thousands)	March 31, 2012	December 31, 2011

Residential real estate:
Owner occupied	1.27%	1.34%
Non owner occupied	0.94%	1.10%
Commercial real estate	1.06%	0.80%
Commercial real estate - purchased whole loans	0.00%	0.00%
Real estate construction	3.37%	0.80%
Commercial	0.26%	0.09%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.97%	1.44%
Consumer:
Credit cards	8.00%	0.62%
Overdrafts	8.72%	13.58%
Other consumer	1.03%	1.40%

Total delinquent loans to total loans	1.14%	1.07%
__________________
(1)	– Represents total loans over 30 days past due divided by total loans.

Impaired Loans and TDRs

The Bank defines impaired loans as follows:

●	All loans internally classified as “substandard,” “doubtful” or “loss” (including TDRs),
●	All loans internally classified as “special mention” on non-accrual status (including TDRs);
●	All non-classified retail and commercial loan TDRs;
●	Purchased credit impaired loans whereby current projected cash flows have deteriorated since acquisition, or cash flows can not be reasonably estimated in terms of timing and amounts; and
●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

The Bank’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $84 million at March 31, 2012 compared to $77 million at December 31, 2011. Approximately $9 million in impaired loans were added during the first quarter of 2012 in connection with the TCB acquisition. There was no allowance for loan loss allocation related to this portfolio as of March 31, 2012. See additional discussion under Footnote 2“Bank Acquisition.”

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of March 31, 2012, the Bank had $66 million in TDRs, of which $8 million were also on non-accrual status. As of December 31, 2011, the Bank had $67 million in TDRs, of which $6 million were also on non-accrual status.

The composition of the Bank’s impaired loans follows:

Table 15 – Impaired Loan Composition

(in thousands)	March 31, 2012	December 31, 2011

Troubled debt restructurings	$66,235	$67,022
Classifed loans (which are not TDRs)	18,075	10,171

Total impaired loans	$84,310	$77,193

Approximately $9 million in impaired loans were added during the first quarter of 2012 in connection with the TCB acquisition. Approximately $2 million of these represented TDRs as of March 31, 2012. See additional discussion under Footnote 2“Bank Acquisition.”

See Footnote 3 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

OREO

Table 16 – OREO Composition

(in thousands)	March 31, 2012	December 31, 2011

Residential real estate:
Owner occupied	$9,518	$4,337
Non owner occupied	739	417
Commercial real estate	1,976	2,030
Real estate construction	11,916	4,172

Total OREO	$24,149	$10,956

Table 17 – Rollforward of OREO Activity

March 31, (in thousands)	2012	2011

Balance, January 1	$10,956	$11,973
OREO acquired from TCB acquisition at fair value	10,830	-
Transfer from loans to OREO	8,722	5,436
Proceeds from sale	(6,270)	(2,311)
Net gain (loss) on sale	137	(151)
Writedowns	(226)	(186)

Balance, March 31	$24,149	$14,761

On January 27, 2012, the Bank acquired $14 million in OREO related to the TCB acquisition which was reduced by a $3 million fair value adjustment as of the Acquisition Date. The fair value represents the estimated value that management expects to receive when the property is sold, net of related costs to sell. These estimates were based on the most recently available real estate appraisals, with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the property. Subsequent to the acquisition date, the Bank sold $5 million in TCB related OREO, ending the quarter with $6 million in OREO outstanding related to the TCB acquisition. Approximately $4 million of the TCB OREO ending balance is currently under contract to be sold. See additional discussion under Footnote 2“Bank Acquisition.”

Approximately $5.0 million of the ending OREO balance related to one land development property added during the first quarter of 2012 located in the Bank’s greater Louisville, Kentucky market. Also during the first quarter of 2012, the Company foreclosed on a $1.6 million owner occupied residential real estate property located in Kentucky. Approximately $2.6 million of the ending OREO balance was concentrated in one land development property located in Kentucky. The Bank currently has a contract on this property, which it expects to finalize during the second quarter of 2012. The final sale is contingent upon the buyer’s due diligence of the property and the buyer being able to obtain desired zoning.

Deposits

Total Company deposits increased $315 million from December 31, 2011 to $2.1 billion at March 31, 2012. Total Company interest-bearing deposits increased $128 million, or 10% and total company non interest-bearing deposits increased S187 million, or 46%.

Deposits related to the TCB acquisition totaled $139 million at March 31, 2012, consisting of $112 million in interest-bearing deposits and $27 million in non interest-bearing deposits.

Excluding non interest-bearing deposits associated with TCB, non interest-bearing deposits increased $159 million, or 39% during the first quarter of 2012, with $106 million of this increase associated with short term float on TRS tax refund checks. Within the Traditional Banking segment, the Bank experienced growth of approximately $28 million in its Money Manager Free Checking account, which is the Bank’s key product offered to small and medium sized businesses.

Excluding interest-bearing deposits associated with TCB, interest-bearing deposits increased only $16 million, or 1%, during the first quarter of 2012.

Federal Home Loan Bank Advances

FHLB advances decreased $521 million from December 31, 2011 to $414 million at March 31, 2012. During the first quarter of 2012, the Bank paid off $300 million in FHLB advances which were acquired in the fourth quarter of 2011 to fund RALs during the first quarter of 2012. These 90 day advances had a weighted average interest rate of 0.10%. Also, as discussed in the non interest expense section of this filing, during the first quarter of 2012, the Bank prepaid $81 million in FHLB advances that were originally scheduled to mature between October 2012 and May 2013 The Bank incurred a $2.4 million early termination penalty in connection with this transaction.

In addition to using FHLB advances as a funding source, the Bank also utilizes longer term FHLB advances as an interest rate risk management tool. Overall use of these advances during a given year are dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. With many of the Bank’s loan originations during 2011 and the first quarter of 2012 having repricing terms longer than 5 years, management elected to borrow $20 million during the first quarter of 2012 to mitigate its risk of future increases in market interest rates. The overall weighted average life of these borrowings was 4 years with a weighted average cost of funds of 1.10%.

Management also projects that it will utilize additional long-term advances during the remainder of 2012 to further mitigate its risk from future increases in interest rates. Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time. If the Bank does obtain longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

Liquidity

The Bank is significantly leveraged with a loan to deposit ratio (excluding brokered deposits) of 125% at March 31, 2012 and 140% at December 31, 2011. Historically, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At March 31, 2012 and December 31, 2011, the Bank had cash and cash equivalents on-hand of $187 million and $363 million. In addition, the Bank had available collateral to borrow an additional $593 million and $38 million, respectively from the FHLB at March 31, 2012 and December 31, 2011. In addition to its borrowing line with the FHLB, the Bank also had unsecured lines of credit totaling $196 million available through various other financial institutions as of March, 31 2012, while the holding company had available $20 million through its own borrowing line.

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

During the fourth quarter of 2011, the Bank chose to utilize a portion of its traditional borrowing lines from the FHLB to partially fund RALS for the first quarter 2012 tax season at TRS. As a result, the Bank obtained $300 million of cash from the FHLB via advances with a 3-month life. In recent years the Bank has traditionally utilized brokered deposits for its RAL funding. The change in strategy for the first quarter 2012 tax season to partially fund RALs with FHLB advances was made due to the relatively low all-in cost of the advances as compared to brokered deposits, including the impact to the cost of FDIC insurance. The Bank also obtained additional funding for RALs during the first quarter of 2012 through brokered deposits, all of which matured prior to the end of the first quarter of 2012. The weighted average cost of these brokered deposits was 0.32%.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At March 31, 2012 and December 31, 2011, these pledged investment securities had a fair value of $526 million and $621 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

At March 31, 2012, the Bank had approximately $262 million from 41 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The 10 largest non-sweep deposit relationships represented approximately $147 million of the total balance. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Management does not believe that the Bank’s liquidity position was significantly impacted as a result of TCB acquisition. As previously disclosed regarding the TCB acquisition, RB&T acquired $62 million in cash and cash equivalents as well as $43 million of investment securities at fair value. In addition, subsequent to the acquisition date, RB&T received approximately $785 million in cash from the FDIC representing the net difference between the assets acquired and the liabilities assumed adjusted for the discount RB&T received for the transaction. Approximately $35 million and $5 million of the acquired TCB securities were sold and called subsequent to the acquisition. The remaining securities provide monthly cash flows in the form of principal and interest payments.

As permitted by the FDIC, RB&T had the option to re-price the acquired deposit portfolios to current market rates within seven days of the acquisition date. In addition, depositors had the option to withdraw funds without penalty. RB&T chose to re-price all of the acquired interest-bearing deposits, including transaction, time and brokered deposits. This re-pricing triggered time and brokered deposit run-off in-line with management’s expectations. Through March 31, 2012, approximately 85% of the assumed interest bearing deposit account balances had exited RB&T, with no penalty on the applicable time and brokered deposits. At March 31, 2012, RB&T had $139 million of deposits remaining from the TCB acquisition.

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

For additional discussion regarding RAL Provision for Loan Losses see Footnote 3 “Loans and Allowance for Loans Losses.”

Capital

Total stockholders’ equity increased from $452 million at December 31, 2011 to $533 million at March 31, 2012. The increase in stockholders’ equity was primarily attributable to net income earned during the first quarter of 2012 reduced by cash dividends declared. In addition, stockholders’ equity also increased to a lesser extent from stock option exercises during the first quarter of 2012.

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

Dividend Restrictions – The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At March 31, 2012, RB&T could, without prior approval, declare dividends of approximately $191 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OCC. Republic’s average stockholders’ equity to average assets ratio was 12.32% at March 31, 2012 compared to 14.00% at December 31, 2011. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of March 31, 2012 and December 31, 2011:

Table 18 – Capital Ratios

	As of March 31, 2012		As of December 31, 2011
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$580,435	27.55%	$501,188	24.74%
Republic Bank & Trust Co.	525,787	25.95	447,143	22.97
Republic Bank	16,267	20.23	16,441	20.34

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$558,056	26.48%	$478,003	23.59%
Republic Bank & Trust Co.	480,979	23.73	401,529	20.63
Republic Bank	15,246	18.96	15,420	19.08

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$558,056	13.47%	$478,003	14.77%
Republic Bank & Trust Co.	480,979	12.77	401,529	12.78
Republic Bank	15,246	14.26	15,420	14.44

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

The Company did not run a model simulation for declining interest rates as of March 31, 2012 and December 31, 2011, because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur. Overall, the indicated change in net interest income as of March 31, 2012 was worse than the indicated change as of December 31, 2011 in an “up” interest rate scenario.

The reason for the deterioration in the Company’s position in an “up” interest rate environment was primarily from the net growth in long term assets within the loan portfolio during the first quarter of 2012. Because the interest rate sensitivity model measures the impact of changing interest rates to net interest income for the next twelve month period, assets with a repricing duration of greater than one year will negatively impact net interest income in an “up” rate scenario. While this loan growth negatively impacted the Company’s interest rate risk position in a rising rate environment, it positively impacted the Company’s current earnings, in the near-term, due to the overall increase in earning assets. As previously discussed in the FHLB Borrowings section of this document, the Bank borrowed $20 million of FHLB advances during the first quarter of 2012 to mitigate its risk of future increases in market interest rates brought about by the longer repricing terms within its loan portfolio. The overall weighted average life of these borrowings was four years with a weighted average cost of funds of 1.10%.

Management also projects that it will utilize additional long-term advances during the remainder of 2012 to further mitigate its risk from future increases in interest rates. How much in advances it extends out, will be dependent upon circumstances at that time. When the Bank obtains longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then-current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

The following table illustrates Republic’s projected net interest income sensitivity profile based on the asset/liability model as of March 31, 2012 and December 31, 2011. The Company’s interest rate sensitivity model does not include loan fees within interest income. In addition, management does not believe that the net interest income associated with TRS, which is substantially driven by RAL fee income, is interest rate sensitive. As a result, the following interest rate sensitivity analysis does not include the impact of the TRS segment. During the 12 months from April 1, 2011 through March 31, 2012, loan fees (including RAL fees) included in interest income were $3.5 million.

Table 19 – Traditional Banking Interest Rate Sensitivity for 2012
	Previous		Increase in Rates
	Twelve		100	200	300
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$-	$17	$84	$149	$196
Investment securities	16,954	14,213	17,353	20,183	22,876
Loans, excluding loan fees (1)	119,326	116,797	124,054	132,128	140,836
Total interest income, excluding loan fees	136,280	131,027	141,491	152,460	163,908

Projected interest expense:
Deposits	7,418	4,680	13,424	21,872	29,991
Securities sold under agreements to repurchase	506	225	2,480	4,734	6,989
Federal Home Loan Bank advances and other
long-term borrowings	19,872	15,974	16,941	17,929	17,727
Total interest expense	27,796	20,879	32,845	44,535	54,707

Net interest income, excluding loan fees	$108,484	$110,148	$108,646	$107,925	$109,201
Change from base			$(1,502)	$(2,223)	$(947)
% Change from base			-1.36%	-2.02%	-0.86%
_______________________
(1) – Consideration was not given to the impact of increasing and decreasing interest rates on RALs, which are fee based and occur substantially all in the first quarter of the year. RB&T agreed to no longer offer RALs subsequent to April 30, 2012.

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

Overdraft Litigation

On August 1, 2011, a lawsuit was filed in the United States District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads six claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, KRS §367, et seq. (Count VI). RB&T filed a Motion to Dismiss the case on January 12, 2012. In response, Plaintiff filed its Motion to Amend the Complaint on February 23, 2012. In Plaintiff’s proposed Amended Complaint, Plaintiff acknowledges disclosure of the Overdraft Honor Policy and does not seek to add any claims to the Amended Complaint. However, Plaintiff divided the breach of contract and breach of the covenant of good faith and fair dealing claims into two counts (Counts One and Two). In the original Complaint, those claims were combined in Count One. RB&T filed its objection to Plaintiff’s Motion to Amend and the Court has not yet ruled on Plaintiff’s Motion. RB&T intends to vigorously defend this case. Management continues to closely monitor this case, but is unable to estimate, at this time, the possible loss or range of possible loss, if any, that may result from this lawsuit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2012 are included in the following table:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that May
				as Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plan
Period	Shares Purchased		Paid Per Share	or Programs	or Programs

January 1 - January 31	-		$-	-
February 1 - February 29	1,050		26.61	-
March 1 - March 31	4,410		25.90	-
Total	5,460	*	$26.04	-	603,189
* - Represents shares received by the Company in connection with stock option exercises.

During 2012, the Company did not repurchase any shares, however there were 5,460 shares exchanged for stock option exercises. During November of 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2012, the Company had 603,189 shares which could be repurchased under its current share repurchase programs.

During 2012, there were approximately 1,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.	Other Information

Named Executive Officer Compensatory Arrangements

As disclosed elsewhere in this filing, effective January 27, 2012, Republic Bank & Trust assumed substantially all of the deposits and certain other liabilities and acquired certain assets of Tennessee Commerce Bank (“TCB”) from the FDIC, as receiver for TCB. On March 21, 2012, the Compensation Committee of Republic Bancorp, Inc. approved a special bonus program for two named executive officers, A. Scott Trager and Kevin Sipes. Messrs. Trager and Sipes were two of a larger pool of Republic associates who are participating in the special bonus program related to the TCB transaction. The special bonus program was designed with potential payouts related to the achievement of a six-month goal for a larger group of RB&T employees and a two-year profitability goal for a smaller group of RB&T employees. Mr. Sipes is a participant in both the six-month plan and the two-year plan with a maximum aggregate bonus to Mr. Sipes of $150,000, while Mr. Trager is a participant in the two-year plan only with a maximum bonus to Mr. Trager of $175,000.

Incentive payouts under the six month plan are contingent upon a successful branch consolidation and core system conversion scheduled for July 2012, as well as the minimization of any losses resulting from operational errors to less than $100,000. A first level incentive payout under the two-year plan is contingent upon the achievement of a combined two-year gross operating profit (i.e., pre-tax net income) of $20 million for the overall TCB operation. A higher level payout is possible under the two-year plan contingent upon a combined two-year gross operating profit of $30 million for the overall TCB operation. In determining the TCB operation’s achievement of the profit goal(s), the Day one bargain purchase gain is included. Actual payouts under the program are subject to management’s discretion. Copies of the agreements with Messrs. Trager and Sipes are attached hereto as Exhibits 10.2 to 10.3.

Item 6.	Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	Officer Compensation Agreement with Kevin Sipes effective March 21, 2012

10.2	Officer Compensation Agreement with Kevin Sipes effective March 21, 2012

10.3	Officer Compensation Agreement with A. Scott Trager effective March 21, 2012

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
Interactive data files: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

May 9, 2012	By: Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

May 9, 2012	By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer