Form 10-Q
period 2012-06-30
REPUBLIC BANCORP INC /KY/
filed 2012-08-09
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 31, 2012, was 18,656,621 and 2,298,803, respectively.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$124,357	$362,971
Securities available for sale	582,321	645,948
Securities to be held to maturity (fair value of $26,287 in 2012 and $28,342 in 2011)	25,769	28,074
Mortgage loans held for sale	4,093	4,392
Loans, net of allowance for loan losses of $22,510 and $24,063 (2012 and 2011)	2,417,884	2,261,232
Federal Home Loan Bank stock, at cost	28,391	25,980
Premises and equipment, net	32,962	34,681
Goodwill	10,168	10,168
Other assets and accrued interest receivable	52,855	46,545

TOTAL ASSETS	$3,278,800	$3,419,991

LIABILITIES

Deposits
Non interest-bearing	$513,136	$408,483
Interest-bearing	1,392,155	1,325,495
Total deposits	1,905,291	1,733,978

Securities sold under agreements to repurchase and other short-term borrowings	194,412	230,231
Federal Home Loan Bank advances	538,555	934,630
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	59,589	27,545

Total liabilities	2,739,087	2,967,624

STOCKHOLDERS' EQUITY

Preferred stock, no par value	-	-
Class A Common Stock and Class B Common Stock, no par value	4,948	4,947
Additional paid in capital	132,491	131,482
Retained earnings	397,058	311,799
Accumulated other comprehensive income	5,216	4,139

Total stockholders' equity	539,713	452,367

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,278,800	$3,419,991

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME:

Loans, including fees	$30,534	$29,843	$105,826	$118,004
Taxable investment securities	2,904	4,093	6,171	7,685
Federal Home Loan Bank stock and other	376	523	1,404	1,393
Total interest income	33,814	34,459	113,401	127,082

INTEREST EXPENSE:

Deposits	1,213	2,272	2,752	5,210
Securities sold under agreements to repurchase and other short-term borrowings	118	173	230	424
Federal Home Loan Bank advances	3,540	4,556	7,626	9,390
Subordinated note	631	629	1,261	1,258
Total interest expense	5,502	7,630	11,869	16,282

NET INTEREST INCOME	28,312	26,829	101,532	110,800

Provision for loan losses	466	(439)	11,636	17,643

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,846	27,268	89,896	93,157

NON INTEREST INCOME:

Service charges on deposit accounts	3,286	3,736	6,589	7,160
Electronic refund check fees	6,147	6,584	77,896	87,646
Mortgage banking income	1,963	924	3,317	1,740
Debit card interchange fee income	1,441	1,493	2,997	2,977
Bargain purchase gain	(96)	-	27,803	-
Gain on sale of securities available for sale	-	1,907	56	1,907
Total impairment losses on investment securities	-	-	-	(279)
Gain recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	-	-	-	(279)
Other	1,345	724	2,237	1,529
Total non interest income	14,086	15,368	120,895	102,680

NON INTEREST EXPENSES:

Salaries and employee benefits	14,313	13,250	31,284	30,489
Occupancy and equipment, net	5,144	5,001	11,218	11,298
Communication and transportation	961	878	3,622	3,387
Marketing and development	904	868	1,842	1,772
FDIC insurance expense	291	1,165	721	2,800
Bank franchise tax expense	703	714	2,634	2,279
Data processing	1,195	817	2,416	1,565
Debit card interchange expense	660	601	1,261	1,124
Supplies	529	314	1,478	1,208
Other real estate owned expense	555	378	1,160	859
Charitable contributions	200	234	2,878	5,532
Legal expense	527	979	895	2,339
FDIC civil money penalty	-	2,000	-	2,000
FHLB advance prepayment expense	-	-	2,436	-
Other	1,469	1,327	4,759	4,692
Total non interest expenses	27,451	28,526	68,604	71,344

INCOME BEFORE INCOME TAX EXPENSE	14,481	14,110	142,187	124,493
INCOME TAX EXPENSE	4,903	5,447	50,137	44,418
NET INCOME	$9,578	$8,663	$92,050	$80,075

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.46	$0.42	$4.40	$3.83
Class B Common Stock	0.44	0.40	4.37	3.80

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.46	$0.41	$4.38	$3.82
Class B Common Stock	0.44	0.40	4.35	3.79
See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$9,578	$8,663	$92,050	$80,075

OTHER COMPREHENSIVE INCOME

Unrealized gain (loss) on securities available for sale	(63)	1,158	1,675	1,888
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment has
been recognized in earnings	58	37	37	(218)
Realized amount on securities sold	-	(1,908)	(55)	(1,908)
Reclassification adjustment for gains/losses realized in income	-	-	-	(278)
Net unrealized gains (losses)	(5)	(713)	1,657	(516)
Tax effect	2	249	(580)	181
Net of tax amount	(3)	(464)	1,077	(335)

COMPREHENSIVE INCOME	$9,575	$8,199	$93,127	$79,740

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2012	18,652	2,300	$4,947	$131,482	$311,799	$4,139	$452,367

Net income	-	-	-	-	92,050	-	92,050

Net change in accumulated other comprehensive
income	-	-	-	-	-	1,077	1,077

Dividend declared Common Stock:
Class A ($0.319 per share)	-	-	-	-	(5,952)	-	(5,952)
Class B ($0.290 per share)	-	-	-	-	(666)	-	(666)

Stock options exercised, net of shares redeemed	8	-	2	213	(68)	-	147

Repurchase of Class A Common Stock	(6)	-	(1)	(41)	(105)	-	(147)

Conversion of Class B Common Stock to Class A
Common Stock	1	(1)	-	-	-	-	-

Notes receivable on Common Stock, net of
cash payments	-	-	-	210	-	-	210

Deferred director compensation expense -
Company Stock	3	-	-	90	-	-	90

Stock based compensation expense	-	-	-	537	-	-	537

Balance, June 30, 2012	18,658	2,299	$4,948	$132,491	$397,058	$5,216	$539,713

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (in thousands)

	2012	2011
OPERATING ACTIVITIES:
Net income	$92,050	$80,075
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion, net	5,197	3,748
Provision for loan losses	11,636	17,643
Net gain on sale of mortgage loans held for sale	(3,722)	(1,465)
Origination of mortgage loans held for sale	(97,132)	(52,558)
Proceeds from sale of mortgage loans held for sale	101,153	62,084
Proceeds from loans repurchased by the FDIC	17,003	-
Net realized impairment of mortgage servicing rights	31	-
Net realized gain on sales, calls and impairment of securities	(56)	(1,628)
Net gain on sale of other real estate owned	(419)	(244)
Writedowns of other real estate owned	341	227
Deferred director compensation expense - Company Stock	90	86
Stock based compensation expense	537	180
Bargain purchase gain on acquisition	(27,803)	-
Net change in other assets and liabilities:
Accrued interest receivable	224	(163)
Accrued interest payable	(319)	(437)
Other assets	18,327	1,479
Other liabilities	11,231	30,127
Net cash provided by operating activities	128,369	139,154

INVESTING ACTIVITIES:
Net cash proceeds received in FDIC-assisted transaction	846,390	-
Purchases of securities available for sale	(58,552)	(348,236)
Purchases of Federal Home Loan Bank stock	-	(1)
Proceeds from calls, maturities and paydowns of securities available for sale	131,216	122,668
Proceeds from calls, maturities and paydowns of securities to be held to maturity	2,295	2,927
Proceeds from sales of securities available for sale	35,225	133,813
Proceeds from sale of Federal Home Loan Bank stock	48	60
Proceeds from sales of other real estate owned	14,597	6,552
Purchase of commercial real estate loans	-	(32,650)
Net change in loans	(122,704)	(49,871)
Net purchases of premises and equipment	(1,078)	(1,780)
Net cash provided by/(used in) investing activities	847,437	(166,518)

FINANCING ACTIVITIES:
Net change in deposits	(776,136)	(477,579)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(35,819)	(100,088)
Payments on Federal Home Loan Bank advances	(566,075)	(45,078)
Proceeds from Federal Home Loan Bank advances	170,000	-
Repurchase of Common Stock	(147)	(148)
Net proceeds from Common Stock options exercised	147	76
Cash dividends paid	(6,390)	(5,928)
Net cash used in financing activities	(1,214,420)	(628,745)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(238,614)	(656,109)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	362,971	786,371
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,357	$130,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$12,188	$16,719
Income taxes	24,512	22,116

SUPPLEMENTAL NONCASH DISCLOSURES
Transfers from loans to real estate acquired in settlement of loans	$12,078	$6,574
Loans provided for sales of other real estate owned	564	1,454

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – JUNE 30, 2012 AND 2011 (UNAUDITED) AND DECEMBER 31, 2011

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company (“RB&T”) and Republic Bank (“RB”) (collectively referred together with RB&T as the “Bank”), Republic Funding Company and Republic Invest Co. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2011.

As of June 30, 2012, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During the second quarter of 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) was newly created to operate as a second division of the RPG segment.

Traditional Banking and Mortgage Banking (collectively “Core Banking”)

Republic operates 43 banking centers, primarily in the retail banking industry, and conducts its operations predominately in metropolitan Louisville, Kentucky; central Kentucky; northern Kentucky; southern Indiana; metropolitan Tampa, Florida; metropolitan Cincinnati, Ohio; metropolitan Nashville, Tennessee and through an Internet banking delivery channel.

Effective January 27, 2012, RB&T assumed substantially all of the deposits and certain other liabilities and acquired certain assets of Tennessee Commerce Bank (“TCB”), headquartered in Franklin (Nashville Metropolitan Statistical Area (“MSA”)), Tennessee from the FDIC, as receiver for TCB. This acquisition represents a single banking center located in the Nashville MSA and represents RB&T’s initial entrance into the Tennessee market. See additional discussion under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

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

Republic Processing Group (“RPG”)

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. Nationally, through RB, the RPS division is preparing to become an issuing bank to offer general purpose reloadable prepaid debit, payroll, gift and incentive cards through third party program managers.

TRS division:

Republic, through its TRS division, is one of a limited number of financial institutions that facilitates the payment of federal and state tax refund products through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers. The TRS division’s three primary tax-related products have historically included: Electronic Refund Checks (“ERCs” or “ARs”), Electronic Refund Deposits (“ERDs” or “ARDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by the TRS division occurs in the first quarter of the year. The TRS division traditionally operates at a loss during the second half of the year, during which the division incurs costs preparing for the upcoming year’s first quarter tax season.

As previously disclosed, effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS division. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order (collectively, the “Agreement”). As part of the Agreement, RB&T and the FDIC settled all matters set out in the FDIC’s Amended Notice of Charges dated May 3, 2011 and the lawsuit filed against the FDIC by RB&T. As required by this settlement, RB&T discontinued its offering of the RAL product by April 30, 2012.

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

RB&T’s discontinuance of RALs beyond 2012 is expected to have a material adverse impact on net income in 2013 and beyond, as the RAL product accounted for approximately 34% of the TRS division’s net income for the six months ended June 30, 2012 and 2011, respectively. In addition, RB&T’s loss of the RAL product is expected to negatively impact the revenue it receives on its ERC/ERD products due to competitive pricing pressures. It is expected that the TRS division will continue to be a material contributor to the Company’s overall net income in 2013 and beyond. The Company cannot, however, currently predict a precise contribution from the TRS division going forward, as many of its pricing and potential revenue sharing arrangements for the upcoming first quarter 2013 tax season and beyond remain subject to discussions. Actual TRS division net income for 2012 and beyond will be impacted by a number of factors, including those factors disclosed from time to time in the Company’s filings with the SEC and set forth under Part I Item 1A “Risk Factors” of the Company’s 2011 Form 10-K.

For additional discussion regarding the Agreement, see the Company’s Form 8-K filed with the SEC on December 9, 2011, including Exhibits 10.1 and 10.2.

For additional discussion regarding TRS, a division of RPG, see the following sections:
●     Part I Item 1 “Financial Statements:”
o         Footnote 4 “Loans and Allowance for Loan Losses”
o         Footnote 6 “Federal Home Loan Bank Advances”
o         Footnote 11 “Segment Information”

RPS division:

Nationally, through RB, the RPS division is preparing to become an issuing bank to offer general purpose reloadable prepaid debit, payroll, gift and incentive cards through third party program managers. If successful, this program is expected to:

o	Generate a low-cost deposit source;
o	Generate float revenue from the previously mentioned low cost deposit source;
o	Serve as a source of fee income; and
o	Generate debit card interchange revenue.

For the projected near-term, as the prepaid card program is being established, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the RPG business segment. The RPS division will not be reported as a separate business segment until such time, if any, that it becomes material.

The Company divides prepaid cards into two general categories: reloadable and non-reloadable cards.

Reloadable Cards: These types of cards are generally payroll or considered general purpose reloadable (“GPR”) cards. Payroll cards are issued to an employee by an employer to receive the direct deposit of their payroll. GPR cards can also be issued to a consumer at a retail location or mailed to a consumer after completing an on-line application. GPR cards can be reloaded multiple times with a consumer’s payroll, government benefit, a federal or state tax refund or through cash reload networks located at retail locations. Reloadable cards are generally open loop cards as described below.

Non-Reloadable Cards: These are generally one-time use cards that are only active until the funds initially loaded to the card are spent. These types of cards are gift or incentive cards. These cards may be open loop or closed loop. Normally these types of cards are used for purchase of goods or services at retail locations and cannot be used to receive cash.

These prepaid cards may be open loop, closed loop or semi-closed loop. Open loop cards can be used to receive cash at ATM locations or purchase goods or services by PIN or signature at retail locations. These cards can be used virtually anywhere that Visa® or MasterCard® is accepted. Closed loop cards can only be used at a specific merchant. Semi-closed loop cards can be used at several merchants such as a shopping mall.

The prepaid card market is one of the fastest growing segments of the payments industry in the U.S. This market has experienced significant growth in recent years due to consumers and merchants embracing improved technology, greater convenience, more product choices and greater flexibility. Prepaid cards have also proven to be an attractive alternative to traditional bank accounts for certain segments of the population, particularly those without, or who could not qualify for, a checking or savings account.

The RPS division will work with various third parties to distribute prepaid cards to consumers throughout the U.S. The Company will also likely work with these third parties to develop additional financial services for consumers to increase the functionality of the program and prepaid card usage.

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

For the TCB transaction, the Company elected to account for purchased credit impaired loans individually, as opposed to aggregating the loans into pools based on common risk characteristics such as loan type.

The non-accretable difference on purchased credit impaired loans represents the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the day one fair values. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges with any additional increases resulting in an adjustment to the accretable yield, which would have a positive impact in interest income.

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

As provided for under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Material events that occur during the measurement period will be analyzed to determine if the new information reflected facts and circumstances that existed as of the acquisition date that if known, would have affected the measurement of fair value of the amounts recognized as of the acquisition date. The measurement period ends as soon as the Bank receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is not obtainable. The measurement period is limited to one year from the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the “day one fair values.”

Management separately monitors the purchased credit impaired loan portfolio and on a quarterly basis reviews loans contained within this portfolio against the factors and assumptions used in determining the day one fair values. In addition to its quarterly evaluation, a loan is typically reviewed (i) when it is modified or extended, (ii) when material information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in conjunction with the quarterly review of projected cash flows which include a substantial portion of the acquired loans.

Reclassifications and recasts – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on prior years’ net income. Additionally, as discussed above and in Footnote 2 “Bank Acquisition,” during the second quarter of 2012 the Bank posted adjustments to the acquired assets for its FDIC-assisted acquisition in the determination of day one fair values.

2.         BANK ACQUISITION

On January 27, 2012 (the “Acquisition Date”), RB&T assumed substantially all of the deposits and specific other liabilities and acquired specific assets of Tennessee Commerce Bank (“TCB”), headquartered in Franklin (Nashville MSA), Tennessee from the FDIC, as receiver for TCB, pursuant to the terms of a Purchase and Assumption Agreement — Whole Bank; All Deposits (the “P&A Agreement”), entered into among RB&T, the FDIC as receiver of TCB and the FDIC. On January 30, 2012, TCB’s sole location re-opened as a division of RB&T. No capital was raised to complete this transaction, as the Company has grown capital through the retention of earnings.

RB&T has determined that the acquisition constitutes a business acquisition as defined by the FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values as required. Fair values were determined based on the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

RB&T acquired approximately $221 million in notional assets from the FDIC as receiver for TCB. In addition, RB&T also recorded a receivable from the FDIC for approximately $785 million, which represented the net difference between the assets acquired and the liabilities assumed adjusted for the discount RB&T received for the transaction. The FDIC paid approximately $771 million of this receivable on January 30, 2012 with the remaining $14 million paid on February 15, 2012.

Detail of the assets acquired and liabilities assumed as of the Acquisition Date follows:

	January 27, 2012

	As Previously Reported		As Recasted
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value
ASSETS

Cash and cash equivalents	$61,943	$(89)	$(102)	$61,752
Securities available for sale	42,646	-	-	42,646
Loans to be repurchased by the FDIC, net of discount	19,800	(2,797)	-	17,003
Loans	79,112	(22,666)	1,006	57,452
Federal Home Loan Bank stock, at cost	2,491	-	-	2,491
Other assets and accrued interest receivable	945	(60)	-	885
Other real estate owned	14,189	(3,359)	(1,000)	9,830
Core deposit intangible	-	64	-	64
Discount	(56,970)	56,970	-	-
FDIC settlement receivable	784,545	-	-	784,545
TOTAL ASSETS ACQUIRED	$948,701	$28,063	$(96)	$976,668

LIABILITIES

Deposits
Non interest-bearing	$19,754	$-	$-	$19,754
Interest-bearing	927,641	54	-	927,695
Total deposits	947,395	54	-	947,449

Accrued income taxes payable	-	9,988	(35)	9,953
Other liabilities and accrued interest payable	1,306	110	-	1,416

TOTAL LIABILITIES ASSUMED	$948,701	$10,152	$(35)	$958,818

EQUITY

Bargain purchase gain, net of taxes	-	17,911	(61)	17,850
Other operating loss, net of taxes	-	-	-	-
Accumulated other comprehensive loss	-	-	-	-

TOTAL LIABILITIES ASSUMED AND EQUITY	$948,701	$28,063	$(96)	$976,668

Information obtained subsequent to January 27, 2012 through July 26, 2012 was considered in forming estimates of cash flows and collateral values as of the Acquisition Date.

A summary of the net assets acquired from the FDIC and the estimated fair value adjustments as of the Acquisition Date follows:

	January 27, 2012
	As Previously	Recast	As
(in thousands)	Reported	Adjustments	Recasted

Assets acquired, at contractual amount	$221,126	$-	$221,126
Liabilities assumed, at contractual amount	(948,701)	-	(948,701)
Net liabilities assumed per the P&A Agreement	(727,575)	-	(727,575)

Contractual Discount	(56,970)	-	(56,970)
Net receivable from the FDIC	$(784,545)	$-	$(784,545)

Fair value adjustments:
Loans	$(22,666)	$1,006	$(21,660)
Discount for loans to be repurchased by the FDIC	(2,797)	-	(2,797)
Other real estate owned	(3,359)	(1,000)	(4,359)
Other assets and accrued interest receivable	(60)	-	(60)
Core deposit intangible	64	-	64
Deposits	(54)	-	(54)
All other	(199)	(102)	(301)
Total fair value adjustments	(29,071)	(96)	(29,167)

Discount	56,970	-	56,970
Bargain purchase gain, pre-tax	$27,899	$(96)	$27,803

The assets acquired and liabilities assumed in the transaction are presented at estimated fair value on the Acquisition Date. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition, as additional information relative to Acquisition Date fair values becomes available. More specifically, fair value adjustments for loans and other real estate owned may be made as market value data, such as appraisals, is received by the Bank. Due to the compressed due diligence period of a FDIC acquisition, the measurement period analysis of information that may be reflective of conditions existing as of the acquisition date generally extends longer within the one year measurement period compared to non-assisted transactions. The difference is attributable to the fact that FDIC assisted transactions are marketed for two to four weeks with on-site due diligence limited to two to three days while traditional non-assisted transactions generally have a three to six month due diligence and regulatory approval period prior to the acquisition. In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the Acquisition Date.

During the first quarter of 2012, the Company recorded an initial bargain purchase gain of $27.9 million as a result of the TCB acquisition. The bargain purchase gain was realized because the overall price paid by RB&T was substantially less than the fair value of the TCB assets acquired and liabilities assumed in the transaction. During the second quarter of 2012 the Bank posted adjustments to the acquired assets for its FDIC-assisted acquisition in the determination of day one fair values and recorded a slight decrease to the bargain purchase gain of $96,000, as additional information relative to the Acquisition Date fair values became available.

On the Acquisition Date, as part of the P&A Agreement, RB&T did not immediately acquire the TCB banking facility, including outstanding lease agreements and furniture, fixtures and equipment. Subsequent to the Acquisition Date, RB&T renegotiated a new lease with the landlord related to the sole banking facility and is in process of acquiring all data processing equipment and fixed assets totaling approximately $288,000.

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

Investment Securities – RB&T acquired $43 million in securities at fair value. The majority of the securities acquired were subsequently sold during the first quarter of 2012 with RB&T realizing a net gain on the corresponding sales of approximately $56,000. Investment securities were acquired at their fair values from the FDIC. The fair values provided by the FDIC were reviewed and considered reasonable based on RB&T’s understanding of the marketplace. Federal Home Loan Bank (“FHLB”) stock was acquired at cost. It is not practicable to determine its fair value given restrictions on its marketability.

Loans – RB&T purchased approximately $99 million in loans with a fair value of approximately $74 million. The loans acquired by RB&T consist of residential real estate, commercial real estate, real estate construction, commercial and consumer loans. Subsequent to the Acquisition Date, the FDIC repurchased approximately $21 million of TCB loans at a price of par less the original discount that RB&T received when it purchased the loans on the Acquisition Date of $3 million.

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

Overall, the contractual amount of the loans purchased in the TCB transaction reduced from $79 million as of January 27, 2012 to $52 million as of June 30, 2012. The carrying value of the loans purchased in the TCB transaction was $56 million as of March 31, 2012 compared to $39 million as of June 30, 2012.

The composition of acquired loans as of the Acquisition Date follows:

	January 27, 2012
	As Previously Reported		As Recasted
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Residential real estate	$22,693	$(4,076)	$243	$18,860
Commercial real estate	18,646	(6,971)	2,074	13,749
Real estate construction	14,877	(2,681)	(1,837)	10,359
Commercial	13,224	(6,939)	418	6,703
Home equity	6,220	(606)	8	5,622
Consumer:
Credit cards	608	(22)	-	586
Overdrafts	672	(621)	-	51
Other consumer	2,172	(750)	100	1,522
Total loans	$79,112	$(22,666)	$1,006	$57,452

Loans purchased in the TCB acquisition are accounted for using one of the two following accounting standards:

●
ASC Topic 310-20, Non refundable Fees and Other Costs, is used to value loans that have not demonstrated post origination credit quality deterioration and the acquirer expects to collect all contractually required payments from the borrower. For these loans, the difference between the fair value of the loan at acquisition and the amortized cost of the loan would be amortized or accreted into income using the interest method.

●
ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, is used to value loans with post origination credit quality deterioration. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC Topic 310-30, the expected cash flows that exceed the initial investment in the loan (fair value) represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans.

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30 as of the Acquisition Date:

	January 27, 2012	June 30, 2012
	As Previously	Recast	As
(in thousands)	Reported	Adjustments	Recasted

Contractually-required principal and interest payments	$52,278	$-	$52,278
Non-accretable difference	(21,308)	903	(20,405)
Accretable yield	(425)	(105)	(530)
Fair value of loans	$30,545	$798	$31,343

Loans to be repurchased by the FDIC were valued at the contractual amount reduced by the applicable discount.

In addition to the loans acquired by RB&T as part of the Agreement, RB&T is required to service TCB loans retained by the FDIC. The balance of these loans totaled $491 million at June 30, 2012. RB&T shall service these loans on behalf of the FDIC for a period of one year from the Acquisition Date, unless they are sold or transferred at an earlier time by the FDIC. Also, as part of the Agreement, the FDIC will reimburse RB&T for servicing the loans based upon an agreed upon fee, which approximates the servicing costs. Since the FDIC is reimbursing RB&T for its approximate costs to service the loans, a servicing asset/liability was not recorded as of the Acquisition Date, nor is one expected to be recorded in the future.

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

OREO – RB&T acquired $14 million in OREO related to the TCB acquisition, which was reduced by a $3 million fair value adjustment as of the Acquisition Date. During the second quarter of 2012, the Company posted a recast adjustment of $1 million to OREO to mark several properties to market based on appraisals received. OREO is presented at fair value, which is the estimated value that management expects to receive when the property is sold, net of related costs to sell. These estimates were based on the most recently available real estate appraisals, with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the property. Information obtained subsequent to January 27, 2012 through July 26, 2012 was considered in forming the estimates of the fair value of the OREO acquired.

Deposits – RB&T assumed $947 million in deposits at estimated fair value. As permitted by the FDIC, RB&T had the option to re-price the acquired deposit portfolios within seven days of the Acquisition Date. In addition, depositors had the option to withdraw funds without penalty. RB&T chose to re-price all of the acquired interest-bearing deposits, including transaction, time and brokered deposits. This re-pricing triggered time and brokered deposit run-off consistent with management’s expectations. Through June 30, 2012, approximately 93% of the assumed interest bearing deposit account balances had exited RB&T, with no penalty on the applicable time and brokered deposits. At June 30, 2012, RB&T had $75 million of deposits remaining from the TCB acquisition. The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition, equal the amount payable on demand at the Acquisition Date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the interest rates embedded on such time deposits. Information obtained subsequent to January 27, 2012 through July 26, 2012, was considered in forming estimates of cash flows for the deposit liabilities assumed as of the Acquisition Date.

The composition of deposits assumed at fair value as of the Acquisition Date follows:

	January 27, 2012
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Non Interest Bearing	$19,754	$-	$-	$19,754
Demand (NOW)	3,190	-	-	3,190
Money market accounts	11,338	-	-	11,338
Savings	91,859	-	-	91,859
Individual retirement accounts*	33,063	-	-	33,063
Certificates of deposit*	369,251	14	-	369,265
Brokered deposits*	418,940	40	-	418,980

Total deposits	$947,395	$54	$-	$947,449
_________________
* - denotes a time deposit

TCB Results of Operations

On the Acquisition Date, RB&T assumed substantially all of the deposits and specific other liabilities and acquired specific assets of TCB. A significant portion of the former TCB operations, including the majority of TCB’s loan portfolio, were not retained by RB&T. Therefore, disclosure of supplemental pro forma financial information, especially prior period comparison is deemed neither practical nor meaningful given the troubled nature of TCB prior to the Acquisition Date. Additionally, the acquired operation was not considered significant, as defined by the rules of the Securities and Exchange Commission.

Results of operations for the TCB franchise included in the consolidated results follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2012	2012
INTEREST INCOME:

Loans, including fees	$885	$1,643
Taxable investment securities	194	443
Total interest income	1,079	2,086

INTEREST EXPENSE:

Deposits	12	47
Total interest expense	12	47

NET INTEREST INCOME	1,067	2,039

Provision for loan losses	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,067	2,039

NON INTEREST INCOME:

Service charges on deposit accounts	10	24
Bargain purchase gain	(96)	27,803
Gain on sale of securities available for sale	-	56
Other	471	626
Total non interest income	385	28,509

NON INTEREST EXPENSES:

Salaries and employee benefits	1,015	2,009
Occupancy and equipment, net	378	586
Communication and transportation	95	160
Marketing and development	18	19
FDIC insurance expense	15	52
Data processing	301	607
Supplies	10	21
Other real estate owned expense	82	103
Other	338	780
Total non interest expenses	2,252	4,337

INCOME BEFORE INCOME TAX EXPENSE	$(800)	$26,211

RB&T has accrued acquisition and integration costs of approximately $1.4 million through June 30, 2012. Included in the total integration costs is $574,000 for estimated short-term retention bonuses for certain former TCB employees and short-term incentive bonuses for existing RB&T employees related to the successful branch consolidation and core system conversion completed in July 2012. In addition, the total also includes $574,000 for estimated professional and consulting fees, as well as $197,000 for a long-term incentive program for RB&T employees based upon a 2-year profitability target for the overall TCB operation.

Management believes that RB&T will achieve on-going direct operating expenses for the one-location TCB franchise that are more in-line with a normal banking center’s operating costs subsequent to the July 13, 2012 system conversion.

3.        INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$96,526	$864	$-	$97,390
Private label mortgage backed security	5,818	-	(1,239)	4,579
Mortgage backed securities - residential	247,791	7,199	-	254,990
Collateralized mortgage obligations	224,161	1,201	-	225,362
Total securities available for sale	$574,296	$9,264	$(1,239)	$582,321

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$152,085	$814	$(225)	$152,674
Private label mortgage backed security	5,818	-	(1,276)	4,542
Mortgage backed securities - residential	287,013	6,343	(27)	293,329
Collateralized mortgage obligations	194,663	1,281	(541)	195,403
Total securities available for sale	$639,579	$8,438	$(2,069)	$645,948

Mortgage backed Securities

At June 30, 2012, with the exception of the $4.6 million private label mortgage backed security, all other mortgage backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) and Fannie Mae (“FNMA”), institutions that the government has affirmed its commitment to support. At June 30, 2012 and December 31, 2011, there were gross unrealized/unrecognized losses of $0 and $568,000 related to available for sale and held to maturity mortgage backed securities other than the private label mortgage backed security. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired.

As mentioned throughout this filing, the Bank’s mortgage backed securities portfolio includes one private label mortgage backed security with a fair value of $4.6 million that had gross unrealized losses of approximately $1.2 million at June 30, 2012 and $1.3 million at December 31, 2011. As of June 30, 2012, the Bank believes there is no further credit loss component of OTTI in addition to that which has already been recorded. Additionally, the Bank does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery.

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
June 30, 2012 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,223	$8	$-	$4,231
Mortgage backed securities - residential	1,134	92	-	1,226
Collateralized mortgage obligations	20,412	418	-	20,830
Total securities to be held to maturity	$25,769	$518	$-	$26,287

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2011 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,233	$18	$(10)	$4,241
Mortgage backed securities - residential	1,376	101	-	1,477
Collateralized mortgage obligations	22,465	159	-	22,624
Total securities to be held to maturity	$28,074	$278	$(10)	$28,342

During the six months ended June 30, 2012, the Bank recognized net securities gains in earnings for securities available for sale as follows:

●	The Bank sold six available for sale securities acquired in the TCB acquisition with an amortized cost of $35 million, resulting in a pre-tax gain of $53,000 during the first quarter of 2012.
●
The Bank realized $3,000 in pre-tax gains related to unamortized discount accretion on $10 million of callable U.S. Government agencies that were called during the first quarter of 2012 before their maturity.

●	There were no sales of securities available for sale during the second quarter of 2012.

During the six months ended June 30, 2011, the Bank recognized net securities gains in earnings for securities available for sale as follows:

●	During the second quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $132 million, resulting in a pre-tax gain of $1.9 million.

The tax provision related to the Bank’s realized gains totaled $20,000 and $667,000 for the six months ended June 30, 2012 and 2011, respectively.

See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

The amortized cost and fair value of the investment securities portfolio by contractual maturity at June 30, 2012 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
June 30, 2012 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$-	$-	$3,187	$3,188
Due from one year to five years	96,526	97,390	1,036	1,043
Due from five years to ten years	-	-	-	-
Due beyond ten years	-	-	-	-
Private label mortgage backed security	5,818	4,579	-	-
Mortgage backed securities - residential	247,791	254,990	1,134	1,226
Collateralized mortgage obligations	224,161	225,362	20,412	20,830
Total securities	$574,296	$582,321	$25,769	$26,287

At June 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Market Loss Analysis

Securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
June 30, 2012 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Private label mortgage backed security	-	-	4,579	(1,239)	4,579	(1,239)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	-	-	-	-	-	-

Total	$-	$-	$4,579	$(1,239)	$4,579	$(1,239)

	Less than 12 months		12 months or more		Total
December 31, 2011 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$60,547	$(235)	$-	$-	$60,547	$(235)
Private label mortgage backed security	-	-	4,542	(1,276)	4,542	(1,276)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	136,775	(568)	-	-	136,775	(568)

Total	$197,322	$(803)	$4,542	$(1,276)	$201,864	$(2,079)

At June 30, 2012, the Bank’s security portfolio consisted of 155 securities, one of which was in an unrealized loss position. All of the unrealized losses at June 30, 2012 were related to the Bank’s private label mortgage backed security, as discussed throughout this section of the filing.

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

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed securities. The Bank owns one private label mortgage backed security with a total carrying value of $5.8 million at June 30, 2012. This security is mostly backed by “Alternative A” first lien mortgage loans and is backed with a insurance “wrap” or guarantee with an average life currently estimated at four years. Due to current market conditions, this asset remains extremely illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (present value model) approach, in determining the fair value of these securities. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for these investments. See Footnote 7, “Fair Value” for additional discussion.

Further deterioration in economic conditions could cause the Bank to record additional impairment charges related to credit losses of up to $5.8 million, which is the current gross amortized cost of the Bank’s one private label mortgage backed security.

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	June 30, 2012	December 31, 2011

Carrying amount	$494,246	$613,927
Fair value	503,361	620,922

4.         LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

(in thousands)	June 30, 2012	December 31, 2011

Residential real estate:
Owner occupied	$1,096,352	$985,735
Non owner occupied	86,864	99,161
Commercial real estate	647,431	639,966
Commercial real estate - purchased whole loans	33,222	32,741
Real estate construction	75,691	67,406
Commercial	128,207	119,117
Warehouse lines of credit	89,206	41,496
Home equity	260,371	280,235
Consumer:
Credit cards	8,405	8,580
Overdrafts	623	950
Other consumer	14,022	9,908

Total loans	2,440,394	2,285,295
Less: Allowance for loan losses	22,510	24,063

Total loans, net	$2,417,884	$2,261,232

As discussed under Footnote 2 “Bank Acquisition,” the above loan balances at June 30, 2012, contain $39 million related to the TCB acquisition.

Overall, the contractual amount of the loans purchased in the TCB transaction reduced from $79 million as of March 31, 2012 to $52 million as of June 30, 2012. The carrying value of the loans purchased in the TCB transaction was $56 million as of March 31, 2012 compared to $39 million as of June 30, 2012.

The composition of loans acquired in the TCB transaction outstanding at June 30, 2012 follows:

(in thousands)	June 30, 2012

Residential real estate	$14,670
Commercial real estate	8,682
Real estate construction	5,798
Commercial	2,811
Home equity	4,996
Consumer:
Credit cards	515
Overdrafts	2
Other consumer	1,069
Total loans	$38,543

Credit Quality Indicators

Bank procedures for assessing and maintaining credit gradings differs slightly depending on whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, that would potentially cause a change in the loan grade. Specific Bank procedures follow:

●
For new and renewed commercial and commercial real estate loans, the Bank’s Commercial Credit Administration Department (“CCAD”), which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for new commercial and commercial real estate loans with an aggregate credit exposure of $1.5 million or greater are validated by the Senior Loan Committee (“SLC”). Loan grades for renewed commercial and commercial real estate loans with an aggregate credit exposure of $2 million or greater, are also validated by the SLC.

●
The SLC is chaired by the Chief Operating Officer of Commercial Banking (“COO”) and includes the Bank’s Chief Commercial Credit Officer (“CCCO”) and is attended by the Bank’s Chief Risk Management Officer (“CRMO”).

●
Commercial loan officers are responsible for reviewing their loan portfolios and reporting any adverse material changes to the CCCO. When circumstances warrant a review and possible change in the credit quality grade, loan officers are required to notify the Bank’s CCAD.

●
The COO meets monthly with commercial loan officers to discuss the status of past due loans and possible classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded.

●
Monthly, members of senior management along with managers of Commercial Lending, CCAD, Special Assets and Retail Collections attend a Special Asset Committee (“SAC”) meeting. The SAC reviews all commercial and commercial real estate past due, classified, and impaired loans in excess of $100,000 and discusses the relative trends and current status of these assets. In addition, the SAC reviews all retail residential real estate loans exceeding $750,000 and all home equity loans exceeding $100,000 that are 80-days or more past due or that are on non-accrual status. SAC also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures and collateral repossessions. Based on the information reviewed in this meeting, the SAC approves all specific loan loss allocations to be recognized by the Bank within its Allowance for Loan Loss analysis.

On at least an annual basis, the Bank’s internal loan review department analyzes all aggregate lending relationships with outstanding balances greater than $1 million that are internally classified as “Special Mention/Watch,” “Substandard,” “Doubtful” or “Loss.” In addition, for all “Pass” rated loans, the Bank analyzes, on at least an annual basis, all aggregate lending relationships with outstanding balances exceeding $4 million.

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

Risk Grade 2 – Good (Pass): Loans to businesses that have strong financial statements containing an unqualified opinion from a Certified Public Accounting firm and at least three consecutive years of profits; loans supported by unaudited financial statements containing strong balance sheets, five consecutive years of profits, a five-year satisfactory relationship with the Bank, and key balance sheet and income statement trends that are either stable or positive; loans that are guaranteed or otherwise backed by the full faith and credit of the U.S. government or an agency thereof, such as the Small Business Administration; or loans to publicly held companies with current long-term debt ratings of Baa or better.

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

Risk Grade 5 – Special Mention/Watch: Loans that possess some credit deficiency or potential weakness that deserves close attention. Such loans pose an unwarranted financial risk that, if not corrected, could weaken the loan by adversely impacting the future repayment ability of the borrower. The key distinctions of a Special Mention/Watch classification are that (1) it is indicative of an unwarranted level of risk and (2) credit weaknesses are not defined impairments to the primary source of repayment and are consider potential.

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

For all real estate and consumer loans that do not meet the scope above, the Bank uses a grading system based on delinquency. Loans that are 80 days or more past due, on non-accrual, or are troubled debt restructurings are graded “Substandard.” Occasionally a real estate loan below scope may be graded as “Special Mention/Watch” or “Substandard” if the loan is cross collateralized with a classified commercial or commercial real estate loan.

Based on the Bank’s most recent analysis performed, the risk category of loans by class of loans follows:

		Special			Total
		Mention /		Doubtful /	Rated
June 30, 2012 (in thousands)	Pass	Watch	Substandard	Loss	Loans

Residential real estate:
Owner occupied	$-	$6,421	$11,291	$110	$17,822
Non owner occupied	-	6,414	2,525	-	8,939
Commercial real estate	595,117	34,991	17,323	-	647,431
Commercial real estate -
Purchased whole loans	33,222	-	-	-	33,222
Real estate construction	69,867	975	4,849	-	75,691
Commercial	124,653	3,112	442	-	128,207
Warehouse lines of credit	89,206	-	-	-	89,206
Home equity	-	204	3,011	121	3,336
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	255	57	-	312

Total	$912,065	$52,372	$39,498	$231	$1,004,166

Approximately $16 million and $7 million of loans acquired from the TCB acquisition were classified above as Special Mention/Watch and Substandard, respectively, at June 30, 2012. Because acquired loans are recorded at their estimated fair values at the Acquisition Date, an allowance for loan losses is not carried over or recorded for acquired loans as of the Acquisition Date. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

		Special			Total
		Mention /		Doubtful /	Rated
December 31, 2011 (in thousands)	Pass	Watch	Substandard	Loss	Loans

Residential real estate:
Owner occupied	$-	$1,180	$14,002	$-	$15,182
Non owner occupied	-	2,470	2,295	-	4,765
Commercial real estate	600,338	27,158	12,470	-	639,966
Commercial real estate -
Purchased whole loans	32,741	-	-	-	32,741
Real estate construction	54,963	2,353	10,090	-	67,406
Commercial	116,450	2,294	373	-	119,117
Warehouse lines of credit	41,496	-	-	-	41,496
Home equity	-	-	3,856	-	3,856
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	2	-	2

Total	$845,988	$35,455	$43,088	$-	$924,531

Allowance for Loan Losses

Activity in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Allowance for loan losses at beginning of period	$23,732	$29,144	$24,063	$23,079

Charge offs - Traditional Banking	(1,957)	(1,493)	(6,224)	(3,167)
Charge offs - Refund Anticipation Loans	(343)	(2,037)	(11,097)	(15,478)
Total charge offs	(2,300)	(3,530)	(17,321)	(18,645)

Recoveries - Traditional Banking	274	566	709	1,112
Recoveries - Refund Anticipation Loans	338	190	3,423	2,742
Total recoveries	612	756	4,132	3,854

Net loan charge offs - Traditional Banking	(1,683)	(927)	(5,515)	(2,055)
Net loan charge offs - Refund Anticipation Loans	(5)	(1,847)	(7,674)	(12,736)
Net loan charge offs	(1,688)	(2,774)	(13,189)	(14,791)

Provision for loan losses - Traditional Banking	831	585	3,962	4,907
Provision for loan losses - Refund Anticipation Loans	(365)	(1,024)	7,674	12,736
Total provision for loan losses	466	(439)	11,636	17,643

Allowance for loan losses at end of period	$22,510	$25,931	$22,510	$25,931

The Bank’s allowance calculation has historically included specific allowance allocations for qualitative factors such as:

●	Concentrations of credit;
●	Nature, volume and seasoning of particular loan portfolios;
●	Experience, ability and depth of lending staff;
●	Effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;
●	Trends that could impact collateral values;
●	Expectations regarding business cycles;
●	Credit quality trends (including trends in classified, past due and nonperforming loans);
●	Competition, legal and regulatory requirements;
●	General national and local economic and business conditions;
●	Offering of new loan products; and
●	Expansion into new markets

Prior to January 1, 2012, the Bank’s allowance for loan losses calculation was supported with qualitative factors, as described above, which contributed to a nominal “unallocated” component that totaled $1.9 million as of December 31, 2011. The Bank believes that historically the “unallocated” allowance properly reflected estimated credit losses determined in accordance with GAAP. The unallocated allowance was primarily related to RB&T’s loan portfolio, which is highly concentrated in the Kentucky and Southern Indiana real estate markets. These markets have remained relatively stable during the current economic downturn, as compared to other parts of the U.S.. With the Bank’s recent expansion into the Nashville MSA, Tennessee market, its plans to pursue future acquisitions into potentially new markets through FDIC-assisted transactions and its offering of new loan products, such as mortgage warehouse lines of credit, the Bank elected to revise its methodology to provide a more detailed calculation when estimating the impact of qualitative factors over the Bank’s various loan categories.

In executing this methodology change, the Bank primarily focused on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and are generally not included in the scope of ASC Topic 310-10-35 Accounting by Creditors for Impairment of a Loan. These portfolios are typically not graded and not subject to annual review. Such groups of loans include:

●	Residential real estate – Owner Occupied
●	Residential real estate – Non Owner Occupied
●	Home Equity
●	Consumer
●	Overdrafts
●	Credit Cards

See the table below for the quantification of the unallocated allowance methodology change among the loan segments. This methodology change had no impact on the Bank’s net provision for loan losses for the three and six months ended June 30, 2012.

The following tables present the activity in the allowance for loan losses by portfolio class for the six months ended June 30, 2012 and 2011:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
Six Months Ended	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
June 30, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Beginning balance	$5,212	$1,142	$7,724	$-	$3,042	$1,025	$104
Allocation of previously
unallocated allowance	1,117	146	47	-	-	-	-
Provision for loan losses	2,046	(367)	770	40	1,796	(433)	119
Loans charged off	(2,074)	(298)	(316)	-	(1,796)	(7)	-
Recoveries	151	12	46	-	55	18	-

Ending balance	$6,452	$635	$8,271	$40	$3,097	$603	$223

(continued)		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Unallocated	Total

Beginning balance	$2,984	$-	$503	$135	$227	$1,965	$24,063
Allocation of previously
unallocated allowance	536	-	47	17	55	(1,965)	-
Provision for loan losses	424	7,674	(304)	(40)	(89)	-	11,636
Loans charged off	(1,314)	(11,097)	(78)	(218)	(123)	-	(17,321)
Recoveries	61	3,423	24	231	111	-	4,132

Ending balance	$2,691	$-	$192	$125	$181	$-	$22,510

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
Six Months Ended	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
June 30, 2011 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Beginning balance	$3,775	$1,507	$7,214	$-	$2,612	$1,347	$-
Provision for loan losses	2,303	(127)	1,716	-	1,239	(226)	15
Loans charged off	(1,079)	(55)	(719)	-	(53)	(100)	-
Recoveries	114	3	242	-	105	119	-

Ending balance	$5,113	$1,328	$8,453	$-	$3,903	$1,140	$15

(continued)		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Unallocated	Total

Beginning balance	$3,581	$-	$492	$125	$461	$1,965	$23,079
Provision for loan losses	29	12,736	65	72	(179)	-	17,643
Loans charged off	(624)	(15,478)	(103)	(288)	(146)	-	(18,645)
Recoveries	76	2,742	17	298	138	-	3,854

Ending balance	$3,062	$-	$471	$207	$274	$1,965	$25,931

Non-performing Loans and Non-performing Assets

Detail of non-performing loans and non-performing assets follows:
(in thousands)	June 30, 2012	December 31, 2011

Loans on non-accrual status(1)	$22,578	$23,306
Loans past due 90 days or more and still on accrual	-	-

Total non-performing loans	22,578	23,306
Other real estate owned	18,345	10,956
Total non-performing assets	$40,923	$34,262

Total Company Credit Quality Ratios:

Non-performing loans to total loans	0.93%	1.02%
Non-performing assets to total loans (including OREO)	1.66%	1.49%
Non-performing assets to total assets	1.25%	1.00%

Traditional Banking Credit Quality Ratios:

Non-performing loans to total loans	0.93%	1.02%
Non-performing assets to total loans (including OREO)	1.66%	1.49%
Non-performing assets to total assets	1.26%	1.10%
__________________________________
(1)      Loans on non-accrual status include impaired loans.

The OREO balance at June 30, 2012 includes $3 million related to the TCB acquisition. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans:

			Loans Past Due 90 Days or More
	Non-Accrual Loans		and Still Accruing Interest
in thousands)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011

Residential real estate:
Owner occupied	$12,398	$12,183	$-	$-
Non owner occupied	864	1,565	-	-
Commercial real estate	2,284	3,032	-	-
Commercial real estate -
purchased whole loans	-	-	-	-
Real estate construction	3,912	2,521	-	-
Commercial	351	373	-	-
Warehouse lines of credit	-	-	-	-
Home equity	2,677	3,603	-	-
Consumer:
Credit cards	-	-	-	-
Overdrafts	-	-	-	-
Other consumer	92	29	-	-

Total	$22,578	$23,306	$-	$-

Non-accrual loans and loans past due 90-days-or-more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Non-accrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future payments are reasonably assured. Non-accrual troubled debt restructurings (“TDRs”) are reviewed for return to accrual status on an individual basis, with additional consideration given to the modification terms.

Delinquent Loans

The following tables present the aging of the recorded investment in past due loans by class of loans:

	30 - 59	60 - 89	Greater than	Total	Total
	Days	Days	90 Days	Loans	Loans Not	Total
June 30, 2012 (in thousands)	Past Due	Past Due	Past Due *	Past Due	Past Due	Loans

Residential real estate:
Owner occupied	$2,397	$685	$6,459	$9,541	$1,086,811	$1,096,352
Non owner occupied	360	137	569	1,066	85,798	86,864
Commercial real estate	708	111	1,655	2,474	644,957	647,431
Commercial real estate - purchased
whole loans	-	-	-	-	33,222	33,222
Real estate construction	-	-	1,688	1,688	74,003	75,691
Commercial	-	18	77	95	128,112	128,207
Warehouse lines of credit	-	-	-	-	89,206	89,206
Home equity	909	135	1,802	2,846	257,525	260,371
Consumer:
Credit cards	98	16	-	114	8,291	8,405
Overdrafts	86	-	-	86	537	623
Other consumer	160	50	-	210	13,812	14,022

Total past due loans	$4,718	$1,152	$12,250	$18,120	$2,422,274	$2,440,394

The Bank had $39 million in loans outstanding related to the TCB acquisition at June 30, 2012, with approximately $672,000 of these loans past due 30 or more days. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

	30 - 59	60 - 89	Greater than	Total	Total
	Days	Days	90 Days	Loans	Loans Not	Total
December 31, 2011 (in thousands)	Past Due	Past Due	Past Due *	Past Due	Past Due	Loans

Residential real estate:
Owner occupied	$4,275	$1,850	$7,083	$13,208	$972,527	$985,735
Non owner occupied	51	71	969	1,091	98,070	99,161
Commercial real estate	2,094	-	3,032	5,126	634,840	639,966
Commercial real estate - purchased
whole loans	-	-	-	-	32,741	32,741
Real estate construction	-	-	541	541	66,865	67,406
Commercial	-	16	89	105	119,012	119,117
Warehouse lines of credit	-	-	-	-	41,496	41,496
Home equity	582	773	2,686	4,041	276,194	280,235
Consumer:
Credit cards	40	13	-	53	8,527	8,580
Overdrafts	129	-	-	129	821	950
Other consumer	60	79	-	139	9,769	9,908

Total past due loans	$7,231	$2,802	$14,400	$24,433	$2,260,862	$2,285,295

* - All loans greater than 90 days past due or more as of June 30, 2012 and December 31, 2011 were on non-accrual status.

Impaired Loans

The Bank defines impaired loans as follows:

●	All loans internally classified as “Substandard,” “Doubtful” or “Loss;”
●	All loans internally classified as “Special Mention/Watch” on non-accrual status,
●	All retail and commercial TDRs;
●	Purchased credit impaired loans whereby current projected cash flows have deteriorated since acquisition, or cash flows cannot be reasonably estimated in terms of timing and amounts; and
●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

See the section titled “Credit Quality Indicators” in this section of the document for additional discussion regarding the Bank’s loan classification structure.

Information regarding the Bank’s impaired loans follows:

(in thousands)	June 30, 2012	December 31, 2011

Loans with no allocated allowance for loan losses	$45,874	$32,171
Loans with allocated allowance for loan losses	46,335	45,022

Total impaired loans	$92,209	$77,193

Amount of the allowance for loan losses allocated	$5,842	$7,086

Approximately $11 million in impaired loans were added during the first six months of 2012 in connection with the TCB acquisition. Substantially all of these loans became classified as “impaired” through a modification of the original loan, which the Bank deemed to be a TDR. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of June 30, 2012 and December 31, 2011:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
June 30, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment	$1,022	$341	$2,144	$-	$1,629	$277	$-
Collectively evaluated for
impairment	5,430	294	6,127	40	1,468	326	223
Acquired with deteriorated
credit quality	-	-	-	-	-	-	-

Total ending allowance
for loan losses	$6,452	$635	$8,271	$40	$3,097	$603	$223

Loans:
Impaired loans individually
evaluated	$32,358	$3,461	$39,184	$-	$9,625	$4,663	$-
Loans collectively evaluated for
impairment	1,063,994	83,403	608,247	33,222	66,066	123,544	89,206
Loans acquired with deteriorated
credit quality	-	-	-	-	-	-	-

Total ending loan balance	$1,096,352	$86,864	$647,431	$33,222	$75,691	$128,207	$89,206

(continued)		Consumer
	Home	Credit		Other
	Equity	Cards	Overdrafts	Consumer	Total

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment	$429	$-	$-	$-	$5,842
Collectively evaluated for
impairment	2,262	192	125	181	16,668
Acquired with deteriorated
credit quality	-	-	-	-	-

Total ending allowance
for loan losses	$2,691	$192	$125	$181	$22,510

Loans:
Impaired loans individually
evaluated	$2,857	$-	$-	$61	$92,209
Loans collectively evaluated for
impairment	257,514	8,405	623	13,961	2,348,185
Loans acquired with deteriorated
credit quality	-	-	-	-	-

Total ending loan balance	$260,371	$8,405	$623	$14,022	$2,440,394

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
December 31, 2011 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

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

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

				Three Months Ended		Six Months Ended
				June 30, 2012		June 30, 2012
	Unpaid		Allowance for	Average	Interest	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Recorded	Income
June 30, 2012 (in thousands)	Balance	Investment	Allocated	Investment	Recognized	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$25,621	$25,618	$-	$24,800	$23	$21,775	$23
Non owner occupied	1,636	1,636	-	1,636	37	967	37
Commercial real estate	11,575	11,575	-	10,486	545	6,854	574
Commercial real estate - purchased whole loans	-	-	-	-	-	-	-
Real estate construction	3,480	3,480	-	3,827	72	2,746	72
Commercial	2,109	2,109	-	2,208	69	1,910	69
Warehouse lines of credit	-	-	-	-	-	-	-
Home equity	1,395	1,395	-	859	4	726	4
Consumer:
Credit cards	-	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-	-
Other consumer	61	61	-	63	-	31	-

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	6,804	6,740	1,022	5,829	43	4,805	244
Non owner occupied	1,828	1,825	341	1,916	35	2,040	49
Commercial real estate	28,017	27,609	2,144	27,610	217	23,497	318
Commercial real estate - purchased whole loans	-	-	-	-	-	-	-
Real estate construction	7,711	6,145	1,629	4,953	-	7,496	-
Commercial	2,554	2,554	277	2,494	22	2,619	45
Warehouse lines of credit	-	-	-	-	-	-	-
Home equity	1,462	1,462	429	1,582	11	1,898	11
Consumer:
Credit cards	-	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-	-
Total impaired loans	94,253	92,209	5,842	88,263	1,078	77,364	1,446

				Twelve Months Ended
				December 31, 2011
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
December 31, 2011 (in thousands)	Balance	Investment	Allocated	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$21,033	$21,033	$-	$15,272	$296
Non owner occupied	757	329	-	312	-
Commercial real estate	5,468	5,468	-	3,735	84
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	2,824	2,625	-	1,589	72
Commercial	2,011	2,011	-	1,413	4
Warehouse lines of credit	-	-	-	-	-
Home equity	841	705	-	492	16
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	-	-	-

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	4,864	4,770	1,350	3,137	22
Non owner occupied	2,451	2,448	437	1,983	52
Commercial real estate	23,052	22,578	1,782	17,916	723
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	11,323	10,343	2,298	9,291	179
Commercial	2,481	2,481	237	3,137	16
Warehouse lines of credit	-	-	-	-	-
Home equity	2,402	2,402	982	1,434	-
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	-	-	-
Total impaired loans	79,507	77,193	7,086	59,711	1,464

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

All TDRs are considered “Impaired” loans. The substantial majority of the Bank’s residential real estate TDRs involve reducing the client’s loan payment through a rate reduction for a set period of time based on the borrower’s ability to service the modified loan payment. The majority of the Bank’s commercial related and construction TDRs involve a restructuring of loan terms such as a reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan.

Management determines whether to classify a TDR as non-performing based on its accrual status prior to modification. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At June 30, 2012 and December 31, 2011, $11 million and $6 million of TDRs were classified as non-performing loans.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
June 30, 2012 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$4,934	$26,513	$31,447
Commercial real estate	2,172	33,278	35,450
Real estate construction	3,449	3,689	7,138
Commercial	249	4,396	4,645

Total troubled debt restructurings	$10,804	$67,876	$78,680

Approximately $8 million in TDRs were added during the first six months of 2012 in connection with the TCB acquisition. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
December 31, 2011 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$2,573	$24,557	$27,130
Commercial real estate	1,294	22,246	23,540
Real estate construction	2,521	9,598	12,119
Commercial	-	4,233	4,233

Total troubled debt restructurings	$6,388	$60,634	$67,022

The Bank considers a TDR to be performing to its modified terms if the loan is not past due 30 days or more as of the reporting date.

A summary of the types of TDR loan modifications outstanding and respective performance under modified terms at June 30, 2012 and December 31, 2011 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
June 30, 2012 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$1,751	$1,103	$2,854
Rate reduction	18,846	1,009	19,855
Forbearance for 3-6 months	2,377	342	2,719
First modification extension	1,151	-	1,151
Subsequent modification extension	4,396	472	4,868
Total residential TDRs	28,521	2,926	31,447

Commercial related and construction loans:
Interest only payments for 6-24 months	9,936	1,415	11,351
Rate reduction	7,796	-	7,796
Forbearance for 3-6 months	752	271	1,023
First modification extension	12,785	855	13,640
Subsequent modification extension	11,903	1,520	13,423
Total commercial TDRs	43,172	4,061	47,233
Total troubled debt restructurings	$71,693	$6,987	$78,680

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2011 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$5,990	$373	$6,363
Rate reduction	13,037	2,690	15,727
Forbearance for 3-6 months	-	-	-
First modification extension	849	728	1,577
Subsequent modification extension	3,358	105	3,463
Total residential TDRs	23,234	3,896	27,130

Commercial related and construction loans:
Interest only payments for 6-24 months	9,643	1,752	11,395
Rate reduction	1,221	624	1,845
Forbearance for 3-6 months	160	855	1,015
First modification extension	15,526	541	16,067
Subsequent modification extension	9,535	35	9,570
Total commercial TDRs	36,085	3,807	39,892
Total troubled debt restructurings	$59,319	$7,703	$67,022

As of June 30, 2012 and December 31, 2011, 91% and 89% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $5 million and $5 million of specific reserve allocations to customers whose loan terms have been modified in TDRs as of June 30, 2012 and December 31, 2011. Specific reserve allocations are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically provided for or reserved for as part of the Bank’s normal loan loss provisioning methodology. The Bank has not committed to lend any additional material amounts to its existing TDR relationships at June 30, 2012.

A summary of the types of TDR loan modifications that occurred during the six months ended June 30, 2012 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
June 30, 2012 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$624	$-	$624
Rate reduction	5,267	82	5,349
Forbearance for 3-6 months	2,377	342	2,719
First modification extension	427	-	427
Subsequent modification extension	1,081	472	1,553
Total residential TDRs	9,776	896	10,672

Commercial related and construction loans:
Interest only payments for 6 - 12 months	4,125	886	5,011
Rate reduction	2,519	-	2,519
Forbearance for 3-6 months	596	-	596
First modification extension	10,563	1,146	11,709
Subsequent modification extension	7,327	-	7,327
Total commercial TDRs	25,130	2,032	27,162
Total troubled debt restructurings	$34,906	$2,928	$37,834

As of June 30, 2012, 92% of the Bank’s TDRs that occurred during 2012 were performing according to their modified terms. The Bank provided $3 million in specific reserve allocations to customers whose loan terms were modified in TDRs during 2012. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal watch list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There was no change between the pre and post modification loan balances at June 30, 2012 and December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification:

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of	Recorded
($'s in thousands)	Loans	Investment

Residential real estate:
Owner occupied	10	$1,943
Non owner occupied	2	256
Commercial real estate	5	1,686
Commercial real estate -
purchased whole loans	-	-
Real estate construction	-	-
Commercial	-	-
Warehouse lines of credit	-	-
Home equity	1	41
Consumer:
Credit cards	-	-
Overdrafts	-	-
Other consumer	-	-

Total	18	$3,926

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

At March 31st of each year, RB&T has reserved for its estimated RAL losses for the year based on current and prior-year funding patterns, information received from the IRS on current year payment processing, projections using RB&T’s internal RAL underwriting criteria applied against prior years’ customer data, and the subjective experience of RB&T management. RALs outstanding 30 days or longer were charged off at the end of each quarter with subsequent collections recorded as recoveries. Since the RAL season is over by the end of April of each year, substantially all uncollected RALs are charged off by June 30th of each year, except for those RALs management deems certain of collection.

As of June 30, 2012 and 2011, $11.1 million and $15.5 million of total RALs originated remained uncollected (outstanding past their expected funding date from the IRS), representing 1.39% and 1.49% of total gross RALs originated during the respective tax years. Substantially all of these RALs were charged off as of June 30, 2012 and 2011. Management expects the actual 2012 loan loss rate realized for the TRS division will be less than the $11.1 million of RALs outstanding beyond their expected funding date, because the TRS division will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the RALs.

Management’s estimate of current year losses combined with recoveries of previous years’ RALs, resulted in a net provision for loan loss expense of $7.7 million and $12.7 million for the TRS division during the first six months of 2012 and 2011. For the quarter ended June 30, 2011 and 2010, the TRS division provision for loan losses was a net credit of $365,000 and a net credit of $1.0 million. The net credit in both periods resulted from better than previously projected paydowns within RB&T’s RAL portfolio.

For additional discussion regarding TRS, a division of RPG, see the following sections:
●          Part I Item 1 “Financial Statements:”
o          Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o          Footnote 6 “Federal Home Loan Bank Advances”
o          Footnote 11 “Segment Information”

Discontinuance of the RAL Product:

As previously disclosed, effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS division. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order (collectively, the “Agreement”). As part of the Agreement, RB&T and the FDIC settled all matters set out in the FDIC’s Amended Notice of Charges dated May 3, 2011 and the lawsuit filed against the FDIC by RB&T. As required by this settlement, RB&T discontinued its offering the RAL product by April 30, 2012, subsequent to the first quarter 2012 tax season.

RB&T’s discontinuance of RALs beyond 2012 is expected to have a material adverse impact on net income in 2013 and beyond, as the RAL product accounted for approximately 34% of the TRS division’s net income for the six months ended June 30, 2012 and 2011, respectively. In addition, RB&T’s loss of the RAL product is expected to negatively impact the revenue it receives on its ERC/ERD products due to competitive pricing pressures. It is expected that the TRS division will continue to be a material contributor to the Company’s overall net income in 2013 and beyond. The Company cannot, however, currently predict a precise contribution from the TRS division going forward, as many of its pricing and potential revenue sharing arrangements for the upcoming first quarter 2013 tax season and beyond remain subject to discussions. Actual TRS division net income for 2012 and beyond will be impacted by a number of factors, including those factors disclosed from time to time in the Company’s filings with the SEC and set forth under Part I Item 1A “Risk Factors” of the Company’s 2011 Form 10-K.

For additional discussion regarding the Agreement, see the Company’s Form 8-K filed with the SEC on December 9, 2011, including Exhibits 10.1 and 10.2.

5.	DEPOSITS

Ending deposit balances at June 30, 2012 and December 31, 2011 were as follows:

(in thousands)	June 30, 2012	December 31, 2011

Demand	$538,183	$523,708
Money market accounts	465,158	433,508
Brokered money market accounts	14,386	18,121
Savings	65,820	44,472
Individual retirement accounts*	32,594	31,201
Time deposits, $100,000 and over*	67,567	82,970
Other certificates of deposit*	114,659	103,230
Brokered certificates of deposit*	93,788	88,285

Total interest-bearing deposits	1,392,155	1,325,495
Total non interest-bearing deposits	513,136	408,483

Total deposits	$1,905,291	$1,733,978
___________________________________

(*) - Represents a time deposit.

As discussed under Footnote 2 “Bank Acquisition,” the above deposit balances contain $15 million in interest-bearing deposits and $60 million in non interest-bearing deposits related to the TCB transaction as of June 30, 2012.

The composition of deposits assumed in the TCB transaction outstanding at June 30, 2012 follows:

(in thousands)	June 30, 2012

Non Interest Bearing	$14,645
Demand	1,862
Money market accounts	2,499
Savings	14,456
Individual retirement accounts*	2,199
Certificates of deposit*	27,534
Brokered deposits*	11,396

Total deposits	$74,591
_________________
(*) - Represents a time deposit

6.         FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At June 30, 2012 and December 31, 2011, FHLB advances were as follows:

(in thousands)	June 30, 2012	December 31, 2011

Overnight FHLB borrowings	$30,000	$145,000

Fixed interest rate advances with a weighted average
interest rate of 2.38% due through 2035	388,555	669,630

Putable fixed interest rate advances with a weighted average
interest rate of 4.36% due through 2017(1)	120,000	120,000

Total FHLB advances	$538,555	$934,630
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

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At June 30, 2012, Republic had available collateral to borrow an additional $448 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions.

During the first quarter of 2012, RB&T prepaid $81 million in FHLB advances. These advances had a weighted average cost of 3.56% and were all scheduled to mature between October 2012 and May 2013. The Bank incurred a $2.4 million early termination penalty in connection with this transaction.

During the fourth quarter of 2011, RB&T obtained $300 million in FHLB advances to partially fund the first quarter 2012 RAL program. These liabilities had a weighted average life of three months with a weighted average interest rate of 0.10%. Excluding this advance, the weighted average interest rate of all fixed rate advances was 3.11% at December 31, 2011.

For additional discussion regarding TRS, a division of RPG, see the following sections:
●          Part I Item 1 “Financial Statements:”
o          Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o          Footnote 4 “Loans and Allowance for Loan Losses”
o          Footnote 11 “Segment Information”

Aggregate future principal payments on FHLB advances as of June 30, 2012, based on contractual maturity dates, are detailed below:

Year	(in thousands)

2012	$50,000
2013	35,000
2014	178,000
2015	25,000
2016	72,000
Thereafter	178,555

Total	$538,555

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	June 30, 2012	December 31, 2011

First lien, single family residential real estate	$782,959	$670,819
Home equity lines of credit	51,681	60,211
Multi-family commercial real estate	6,864	14,697

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

The Bank used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities available for sale: For all securities available for sale, excluding the Bank’s private label mortgage backed security, fair value is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). With the exception of the private label mortgage backed security, all securities available for sale are classified as Level 2 in the fair value hierarchy.

The Bank’s private label mortgage backed security remains extremely illiquid, and as such, the Bank classifies this security as a Level 3 security in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (present value model) approach, in determining the fair value of this security.

See Footnote 3 “Investment Securities” for additional discussion regarding the Bank’s private label mortgage backed security.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once received, a member of the CCAD reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Bank compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment, if any, should be made to the appraisal value to arrive at a fair value.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	June 30, 2012 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$-	$97,390	$-	$97,390
Private label mortgage backed security	-	-	4,579	4,579
Mortgage backed securities - residential	-	254,990	-	254,990
Collateralized mortgage obligations	-	225,362	-	225,362
Total securities available for sale	$-	$577,742	$4,579	$582,321

Mandatory forward contracts	$-	$30,379	$-	$30,379

Rate lock loan commitments	-	27,782	-	27,782

Mortgage loans held for sale	-	4,093	-	4,093

	Fair Value Measurements at
	December 31, 2011 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$-	$152,674	$-	$152,674
Private label mortgage backed security	-	-	4,542	4,542
Mortgage backed securities - residential	-	293,329	-	293,329
Collateralized mortgage obligations	-	195,403	-	195,403
Total securities available for sale	$-	$641,406	$4,542	$645,948

Mandatory forward contracts	$-	$20,394	$-	$20,394

Rate lock loan commitments	-	15,639	-	15,639

Mortgage loans held for sale	-	4,392	-	4,392

There were no transfers into or out of Level 1, 2 or 3 assets during the three and six months ended June 30, 2012 and 2011.

The table below presents a reconciliation the Bank’s private label mortgage backed security. This is the only asset that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Balance, beginning of period	$4,520	$4,874	$4,542	$5,124

Total gains or losses included in earnings:
Net impairment loss recognized in earnings	-	-	-	(279)
Net change in unrealized gain/(loss)	59	1,194	37	1,967
Realized pass through of actual losses	-	(1,506)	-	(2,052)
Principal paydowns	-	(160)	-	(358)
Balance, end of period	$4,579	$4,402	$4,579	$4,402

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

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2012:

Fair
	Value	Valuation	Unobservable
	(in thousands)	Technique	Inputs	Range

Private label mortgage backed security	$4,579	Discounted cash flow	(1) Constant prepayment rate	2% - 6%

			(2) Probability of default	5% - 41.25%

			(2) Loss severity	60% - 70%

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

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2012 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$-	$-	$908	$908
Non owner occupied	-	-	258	258
Commercial real estate	-	-	2,369	2,369
Real estate construction	-	-	431	431
Commercial	-	-	-	-
Home equity	-	-	1,711	1,711
Total impaired loans *	$-	$-	$5,677	$5,677

Other real estate owned:
Residential real estate:
Owner occupied	$-	$-	$1,034	$1,034
Non owner occupied	-	-	133	133
Commercial real estate	-	-	855	855
Real estate construction	-	-	1,141	1,141
Total other real estate owned	$-	$-	$3,163	$3,163

Mortgage servicing rights	$-	$-	$1,954	$1,954
	Fair Value Measurements at
	December 31, 2011 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$-	$-	$885	$885
Non owner occupied	-	-	545	545
Commercial real estate	-	-	4,520	4,520
Real estate construction	-	-	285	285
Commercial	-	-	60	60
Home equity	-	-	1,721	1,721
Total impaired loans *	$-	$-	$8,016	$8,016

Other real estate owned:
Residential real estate:
Owner occupied	$-	$-	$3,477	$3,477
Non owner occupied	-	-	417	417
Commercial real estate	-	-	1,418	1,418
Real estate construction	-	-	1,000	1,000
Total other real estate owned	$-	$-	$6,312	$6,312

Mortgage servicing rights	$-	$-	$3,412	$3,412

* - The impaired loan balances in the preceding two tables excludes TDRs. The difference between the carrying value and the fair value represents loss reserves recorded within the allowance for loan losses in accordance with FASB ASC Topic 310-10-35, Accounting by Creditors for Impairment of a Loan.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

	Fair			Range
	Value	Valuation	Unobservable	(Weighted
	(in thousands)	Technique	Inputs	Average)

Impaired loans - commercial real estate	$1,041	(1) Sales comparison approach	(1) Adjustments determined by	13% - 19% (17%)
			Management for differences
			between the comparable sales

	$1,846	(2) Income approach	(2) Adjustments for differences	6% - 6% (6%)
			between net operating income
			expectations

Impaired loans - residential real estate	$2,790	Sales comparison approach	Adjustments determined by	3% - 48% (15%)
			Management for differences
			between the comparable sales

Other real estate owned - residential	$1,167	Sales comparison approach	Adjustments determined by	10% - 50% (12%)
			Management for differences
			between the comparable sales
Other real estate owned - commercial
real estate	$1,996	Sales comparison approach	Adjustments determined by	6% - 50% (40%)
			Management for differences
			between the comparable sales

Mortgage servicing rights	$1,954	Third party valuation pricing	Prepayment speeds, default rate	0.01% - 0.10%
			and discount rate	(0.04%)

The following section details impairment charges recognized during the period:

The Bank recorded realized impairment losses related to its single Level 3 private label mortgage backed security as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Net impairment loss recognized in earnings	$-	$-	$-	$279

See Footnote 3 “Investment Securities” for additional detail regarding impairment losses.

Collateral dependent impaired loans are generally measured for impairment using the fair market value for reasonable disposition of the underlying collateral. The Bank’s practice is to obtain new or updated appraisals on the loans subject to the initial impairment review and then to evaluate the need for an update to this value on an as necessary or possibly annual basis thereafter (depending on the market conditions impacting the value of the collateral). The Bank may discount the appraisal amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Bank may apply a discount to the existing value of an old appraisal to reflect the property’s current estimated value if it is believed to have deteriorated in either: (i) the physical or economic aspects of the subject property or (ii) material changes in market conditions. The results of the impairment review results in an increase in the allowance for loan loss or in a partial charge-off of the loan, if warranted. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount and valuation allowance as follows:

(in thousands)	June 30, 2012	December 31, 2011

Carrying amount of loans with a valuation allowance	$3,574	$5,391
Valuation allowance	693	1,717

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. At June 30, 2012 and December 31, 2011, the carrying value of other real estate owned was $18 million and $11 million, respectively. The fair value of the Bank’s individual other real estate owned properties exceeded their carrying value at June 30, 2012 and December 31, 2011.

Mortgage servicing rights, carried at fair value totaled $2.0 million, which is made up of the outstanding balance of $2.2, net of a valuation allowance of $172,000 at June 30, 2012, resulting in a net recovery of $30,000 for the six months ended June 30, 2012. At December 31, 2011, mortgage servicing rights carried at fair value totaled $3 million, made up of the outstanding balance of $3.2, net of a valuation allowance of $203,000, resulting in a charge of $203,000 for the year ended December 31, 2011.

Detail of other real estate owned write downs follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Other real estate owned write-downs	$115	$41	$341	$227

Mortgage servicing rights (“MSR”s) are carried at lower of cost or fair value. The Bank recorded a MSR valuation allowance as of June 30, 2012 and December 31, 2011 of $172,000 and $203,000 respectively. No MSR valuation allowance existed at June 30, 2011.

The carrying amounts and estimated fair values of financial instruments, at June 30, 2012 and December 31, 2011 follows:

		Fair Value Measurements at
		June 30, 2012 Using:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$124,357	$124,357	$-	$-	$124,357
Securities available for sale	582,321	-	577,742	4,579	582,321
Securities to be held to maturity	25,769	-	26,287	-	26,287
Mortgage loans held for sale	4,093	-	4,093	-	4,093
Loans, net	2,417,884	-	-	2,563,013	2,563,013
Federal Home Loan Bank stock	28,391	-	-	-	N/A
Accrued interest receivable	9,455	-	9,455	-	9,455

Liabilities:
Non interest-bearing deposits	513,136	513,136	-	-	513,136
Transaction deposits	1,083,547	1,083,547	-	-	1,083,547
Time deposits	308,608	-	314,037	-	314,037
Securities sold under agreements
to repurchase and other short-term
borrowings	194,412	-	194,412	-	194,412
Federal Home Loan Bank advances	538,555	-	560,871	-	560,871
Subordinated note	41,240	-	41,160	-	41,160
Accrued interest payable	1,405	-	1,405	-	1,405

	December 31, 2011
	Carrying	Fair
(in thousands)	Value	Value

Assets:
Cash and cash equivalents	$362,971	$362,971
Securities available for sale	645,948	645,948
Securities to be held to maturity	28,074	28,342
Mortgage loans held for sale	4,392	4,392
Loans, net	2,261,232	2,305,208
Federal Home Loan Bank stock	25,980	25,980
Accrued interest receivable	9,679	9,679

Liabilities:
Non interest-bearing deposits	408,483	408,483
Transaction deposits	1,019,809	1,019,809
Time deposits	305,686	308,049
Securities sold under agreements
to repurchase and other short-term
borrowings	230,231	230,231
Federal Home Loan Bank advances	934,630	960,671
Subordinated note	41,240	41,158
Accrued interest payable	1,724	1,724

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents – The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Mortgage loans held for sale – The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Loans, net – The fair value of loans is calculated using discounted cash flows by loan type resulting in a Level 3 classification. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio without considering widening credit spreads due to market illiquidity. The estimated maturity is based on the Bank’s historical experience with repayments adjusted to estimate the effect of current market conditions. The allowance for loan losses is considered a reasonable discount for credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Federal Home Loan Bank stock – It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Accrued interest receivable/payable – The carrying amounts of accrued interest, due to their short-term nature, approximates fair value resulting in a Level 2 classification.

Deposits – Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities and are classified as Level 2. The carrying amounts of all other deposits, due to their short-term nature, approximate their fair values and are classified as Level 1.

Securities sold under agreements to repurchase – The carrying amount for securities sold under agreements to repurchase generally maturing within ninety days approximates its fair value resulting in a Level 2 classification.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and December 31, 2011. Although management is not aware of any factors that would dramatically affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

8.         MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

June 30, (in thousands)	2012	2011

Balance, January 1	$4,392	$15,228
Origination of mortgage loans held for sale	97,132	52,558
Proceeds from the sale of mortgage loans held for sale	(101,153)	(62,084)
Net gain on sale of mortgage loans held for sale	3,722	1,465

Balance, June 30	$4,093	$7,167

Mortgage Banking activities primarily include residential mortgage originations and servicing. The following table presents the components of Mortgage Banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Net gain on sale of mortgage loans held for sale	$2,034	$757	$3,722	$1,465
Change in mortgage servicing rights valuation allowance	42	-	31	-
Loan servicing income, net of amortization	(113)	167	(436)	275

Total mortgage banking income	$1,963	$924	$3,317	$1,740

Activity for capitalized mortgage servicing rights was as follows:

June 30, (in thousands)	2012	2011

Balance, January 1	$6,087	$7,800
Additions	904	538
Amortized to expense	(1,671)	(1,169)
Change in valuation allowance	31	-

Balance, June 30	$5,351	$7,169

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

June 30, (in thousands)	2012	2011

Balance, January 1	$(203)	$-
Additions	(11)	-
Reductions credited to operations	42	-
Direct write downs	-	-

Balance, June 30	$(172)	$-

Other information relating to mortgage servicing rights follows:

(in thousands)	June 30, 2012	December 31, 2011

Fair value of mortgage servicing rights portfolio	$6,260	$7,120
Discount rate	9%	9%
Prepayment speed range	220% - 550%	221% - 550%
Weighted average default rate	1.50%	1.50%

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

The following tables include the notional amounts and realized gain (loss) for Mortgage Banking derivatives recognized in Mortgage Banking income as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011

Mandatory forward contracts:
Notional amount	$30,510	$20,490
Change in fair value of mandatory forward contracts	(131)	(96)

Rate lock loan commitments:
Notional amount	$27,529	$15,623
Change in fair value of rate lock loan commitments	253	16

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

As of June 30, 2012, exclusive of Mortgage Banking loan commitments, the Bank had outstanding loan commitments of $516 million, which included unfunded home equity lines of credit totaling $232 million. As of December 31, 2011, exclusive of Mortgage Banking loan commitments, the Bank had outstanding loan commitments of $486 million, which included unfunded home equity lines of credit totaling $238 million. These commitments generally have open-ended maturities and variable rates.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $18 million and $19 million at June 30, 2012 and December 31, 2011. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

At June 30, 2012 and December 31, 2011 the Bank had $11 million in letters of credit from the FHLB issued on behalf of two RB&T clients. These letters of credit were used as credit enhancements for client bond offerings and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

On August 1, 2011, a lawsuit was filed in the United States District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads six claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, KRS §367, et seq. (Count VI). RB&T filed a Motion to Dismiss the case on January 12, 2012. In response, Plaintiff filed its Motion to Amend the Complaint on February 23, 2012. In Plaintiff’s proposed Amended Complaint, Plaintiff acknowledges disclosure of the Overdraft Honor Policy and does not seek to add any claims to the Amended Complaint. However, Plaintiff divided the breach of contract and breach of the covenant of good faith and fair dealing claims into two counts (Counts One and Two). In the original Complaint, those claims were combined in Count One. RB&T filed its objection to Plaintiff’s Motion to Amend. On June 16, 2012, the District Court denied the Plaintiff’s Motion to Amend concluding that she lacked the ability to automatically amend the complaint as of right. However, the Court held that she could be permitted to amend if she could first demonstrate that her amendment would not be futile and the she had standing to sue despite RB&T’s offer of judgment. The Court declined to rule on that issue at this time and ordered the case stayed pending a decision by the United States Court of Appeals for the Sixth Circuit in a case on appeal with the same standing issue. RB&T intends to vigorously defend its case. Management continues to closely monitor this case, but is unable to estimate, at this time, the possible loss or range of possible loss, if any, that may result from this lawsuit.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2012	2011	2012	2011

Net income	$9,578	$8,663	$92,050	$80,075

Weighted average shares outstanding	20,958	20,936	20,957	20,937
Effect of dilutive securities	59	58	77	55
Average shares outstanding including
dilutive securities	21,017	20,994	21,034	20,992

Basic earnings per share:
Class A Common Share	$0.46	$0.42	$4.40	$3.83
Class B Common Share	0.44	0.40	4.37	3.80

Diluted earnings per share:
Class A Common Share	$0.46	$0.41	$4.38	$3.82
Class B Common Share	0.44	0.40	4.35	3.79

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Antidilutive stock options	232,550	598,120	220,550	607,120

11.      SEGMENT INFORMATION

Reportable segments are determined by the type of products and services offered and the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as branches and subsidiary banks), which are then aggregated if operating performance, products/services, and customers are similar.

As of June 30, 2012, the Company was divided into three distinct segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During the second quarter of 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) was newly created to operate as a second division of the RPG segment.

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. Nationally, through RB, the RPS division is preparing to become an issuing bank to offer general purpose reloadable prepaid debit, payroll, gift and incentive cards through third party program managers.

For the projected near-term, as the prepaid card program is being established, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the RPG business segment. The RPS division will not be reported as a separate business segment until such time, if any, that it becomes material.

Loans, investments and deposits provide the majority of the net revenue from Traditional Banking operations; servicing fees and loan sales provide the majority of revenue from Mortgage Banking operations; RAL fees and ERC/ERD fees provide the majority of the revenue for the TRS division. All Company operations are domestic.

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using operating income. Goodwill is not allocated. Income taxes which are not segment specific are allocated based on income before income tax expense. Transactions among reportable segments are made at fair value.

For additional discussion regarding TRS, a division of RPG, see the following sections:
●          Part I Item 1 “Financial Statements:”
o          Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o          Footnote 4 “Loans and Allowance for Loan Losses”
o          Footnote 6 “Federal Home Loan Bank Advances”

Segment information for the three and six months ended June 30, 2012 and 2011 follows:

	Three Months Ended June 30, 2012
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$28,090	$53	$169	$28,312

Provision for loan losses	831	-	(365)	466

Electronic refund check fees	-	-	6,147	6,147
Mortgage banking income	-	1,963	-	1,963
Bargain purchase gain	(96)	-	-	(96)
Other non interest income	6,036	11	25	6,072
Total non interest income	5,940	1,974	6,172	14,086

Total non interest expenses	23,590	923	2,938	27,451

Gross operating profit	9,609	1,104	3,768	14,481
Income tax expense	3,129	386	1,388	4,903
Net income	$6,480	$718	$2,380	$9,578

Segment end of period assets	$3,248,453	$9,847	$20,500	$3,278,800

Net interest margin	3.57%	NM	NM	3.53%

	Three Months Ended June 30, 2011
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$26,393	$69	$367	$26,829

Provision for loan losses	585	-	(1,024)	(439)

Electronic refund check fees	-	-	6,584	6,584
Mortgage banking income	-	924	-	924
Net gain on sales, calls and impairment
of securities	1,907	-	-	1,907
Other non interest income	5,893	23	37	5,953
Total non interest income	7,800	947	6,621	15,368

Total non interest expenses	22,679	947	4,900	28,526

Gross operating profit (loss)	10,929	69	3,112	14,110
Income tax expense (benefit)	3,612	24	1,811	5,447
Net income (loss)	$7,317	$45	$1,301	$8,663

Segment end of period assets	$3,067,290	$14,695	$22,585	$3,104,570

Net interest margin	3.50%	NM	NM	3.50%

	Six Months Ended June 30, 2012
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$55,962	$173	$45,397	$101,532

Provision for loan losses	3,962	-	7,674	11,636

Electronic refund check fees	-	-	77,896	77,896
Mortgage banking income	-	3,317	-	3,317
Net gain on sales, calls and impairment
of securities	56	-	-	56
Bargain purchase gain	27,803	-	-	27,803
Other non interest income	11,618	16	189	11,823
Total non interest income	39,477	3,333	78,085	120,895

Total non interest expenses	50,634	2,077	15,893	68,604

Gross operating profit	40,843	1,429	99,915	142,187
Income tax expense	14,005	500	35,632	50,137
Net income	$26,838	$929	$64,283	$92,050

Segment end of period assets	$3,248,453	$9,847	$20,500	$3,278,800

Net interest margin	3.58%	NM	NM	5.73%

	Six Months Ended June 30, 2011
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$51,521	$191	$59,088	$110,800

Provision for loan losses	4,907	-	12,736	17,643

Electronic refund check fees	-	-	87,646	87,646
Mortgage banking income	-	1,740	-	1,740
Net gain on sales, calls and impairment
of securities	1,628	-	-	1,628
Other non interest income	11,296	25	345	11,666
Total non interest income	12,924	1,765	87,991	102,680

Total non interest expenses	45,775	2,050	23,519	71,344

Gross operating profit (loss)	13,763	(94)	110,824	124,493
Income tax expense (benefit)	3,970	(33)	40,481	44,418
Net income (loss)	$9,793	$(61)	$70,343	$80,075

Segment end of period assets	$3,067,290	$14,695	$22,585	$3,104,570

Net interest margin	3.42%	NM	NM	6.48%
_________________________
NM – Not Meaningful

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the parent company of Republic Bank & Trust Company, (“RB&T”), Republic Bank (“RB”) (collectively referred together with RB&T as the “Bank”), Republic Funding Company and Republic Invest Co. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Part I Item 1 “Financial Statements.”

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

Broadly speaking, forward-looking statements include:

●	projections of revenue, expenses, income, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;
●	descriptions of plans or objectives for future operations, products or services;
●	forecasts of future economic performance; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:

●	loan delinquencies, future credit losses, non-performing loans and non-performing assets;
●	further developments in the Bank’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provision for loans losses;
●	deteriorating credit quality, including changes in the interest rate environment and reducing interest margins;
●	the overall adequacy of the allowance for loans losses;
●	future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;
●	the future performance of assets, including loans, acquired in the Tennessee Commerce Bank (“TCB”) acquisition;
●	the future operating performance of the Republic Payment Solutions (“RPS”) division;
●	the future regulatory viability of the Tax Refund Solutions (“TRS”) division;
●	the future operating performance of the TRS division, including the impact of the cessation of Refund Anticipation Loans (“RALs”);
●	future Electronic Refund Check/Electronic Refund Deposit (“ERC/ERD” or “AR/ARD”) volume for the TRS division;
●	future revenues associated with ERCs/ERDs at the TRS division;
●	future recoveries associated with RALs originated during 2012 and prior;
●	potential impairment of investment securities;

●	the future value of mortgage servicing rights;
●	the impact of new accounting pronouncements;
●	legal and regulatory matters including results and consequences of regulatory guidance, litigation, administrative proceedings, rule-making, interpretations, actions and examinations;
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

BUSINESS SEGMENT COMPOSITION

As of June 30, 2012, the Company was divided into three distinct segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During the second quarter of 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) was newly created to operate as a second division of the RPG segment.

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. Nationally, through RB, the RPS division is preparing to become an issuing bank to offer general purpose reloadable prepaid debit, payroll, gift and incentive cards through third party program managers.

For the projected near-term, as the prepaid card program is being established, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the RPG business segment. The RPS division will not be reported as a separate business segment until such time, if any, that it becomes material.

Net income, total assets and net interest margin by segment for the three and six months ended June 30, 2012 and 2011 are presented below:

	Three Months Ended June 30, 2012
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$6,480	$718	$2,380	$9,578
Segment assets	3,248,453	9,847	20,500	3,278,800
Net interest margin	3.57%	NM	NM	3.53%

	Three Months Ended June 30, 2011
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income (loss)	$7,317	$45	$1,301	$8,663
Segment assets	3,067,290	14,695	22,585	3,104,570
Net interest margin	3.50%	NM	NM	3.50%

	Six Months Ended June 30, 2012
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$26,838	$929	$64,283	$92,050
Segment assets	3,248,453	9,847	20,500	3,278,800
Net interest margin	3.58%	NM	NM	5.73%

	Six Months Ended June 30, 2011
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income (loss)	$9,793	$(61)	$70,343	$80,075
Segment assets	3,067,290	14,695	22,585	3,104,570
Net interest margin	3.42%	NM	NM	6.48%

_____________________

NM – Not Meaningful

For expanded segment financial data see Footnote 11 “Segment Information” of Part I Item 1 “Financial Statements.

(I)  Traditional Banking segment

As of June 30, 2012, Republic had 43 full-service banking centers with 34 located in Kentucky, four located in metropolitan Tampa, Florida, three located in southern Indiana and one located each in metropolitan Cincinnati, Ohio and metropolitan Nashville, Tennessee. RB&T’s primary market areas are located in metropolitan Louisville, Kentucky, central Kentucky, northern Kentucky and southern Indiana. Louisville, the largest city in Kentucky, is the location of Republic’s headquarters, as well as 20 banking centers. RB&T’s central Kentucky market includes 11 banking centers in the following Kentucky cities: Elizabethtown (1); Frankfort (1); Georgetown (1); Lexington, the second largest city in Kentucky (5); Owensboro (2); and Shelbyville (1). RB&T’s northern Kentucky market includes banking centers in Covington, Florence and Independence. RB&T also has banking centers located in Floyds Knobs, Jeffersonville and New Albany, Indiana, and Franklin (Nashville), Tennessee. Republic Bank has locations in Hudson, Palm Harbor, Port Richey and Temple Terrace, Florida, as well as Blue Ash (Cincinnati), Ohio.

Effective January 27, 2012, RB&T assumed substantially all of the deposits and certain other liabilities and acquired certain assets of Tennessee Commerce Bank (“TCB”), headquartered in Franklin, Tennessee from the FDIC, as receiver for TCB. This acquisition represents a single banking center located in metropolitan Nashville and represents RB&T’s initial entrance into the Tennessee market. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

In June 2011, the Bank commenced business in its newly established warehouse lending division. Through this division, the Bank provides short-term, revolving credit facilities to mortgage bankers secured by single 1-4 family real estate loans. These advances enable the mortgage company customer to close single 1-4 family real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. These individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold to the secondary market investor. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to payoff the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer. As of June 30, 2012, the Bank had outstanding loans of $89 million and eight committed lines totaling $171 million within its warehouse lending division.

As a result of the historically low interest rate environment over the last several years, the Bank has been challenged in its efforts to grow its residential real estate portfolio, as consumer demand shifted to 15 and 30 year fixed rate loan products that the Bank has historically sold into the secondary market. In addition to retaining a portion of longer-fixed rate loan originations, the Bank also created a fixed rate Home Equity Amortizing Loan (“HEAL”) product during the second half of 2010 in an effort to grow its residential real estate portfolio. The HEAL product is a first mortgage or a junior lien mortgage product with amortization periods of 20 years or less. Features of the HEAL include $199 fixed closing costs; no requirement for the client to escrow insurance and property taxes; and as with the Bank’s traditional ARM products, no requirement for private mortgage insurance. The overall features of the HEAL have made it an attractive alternative to long-term fixed rate secondary market products. As of June 30, 2012 and December 31, 2011, the Bank had $161 million and $58 million of HEALs outstanding.

(II)  Mortgage Banking segment

Mortgage Banking activities primarily include 15, 20 and 30 year fixed-term single family first lien residential rate real estate loans that are sold into the secondary market, primarily to FHLMC. The Bank typically retains servicing on loans sold into the secondary market. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and insurance and remitting payments to secondary market investors. A fee is received by the Bank for performing these standard servicing functions.

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

See additional detail regarding Mortgage Banking under Footnote 8 “Mortgage Banking Activities” and Footnote 11 “Segment Information” of Part I Item 1 “Financial Statements.”

(III)  Republic Processing Group segment

Republic Processing Group is comprised of two distinct divisions: Tax Refund Solutions (“TRS”) and Republic Payment Solutions (“RPS”).

TRS division:

Republic, through its TRS division, is one of a limited number of financial institutions that facilitates the payment of federal and state tax refund products through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers. The TRS division’s three primary tax-related products have historically included: Electronic Refund Checks (“ERCs” or “ARs”), Electronic Refund Deposits (“ERDs” or “ARDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by the TRS division occurs in the first quarter of the year. The TRS division traditionally operates at a loss during the second half of the year, during which the division incurs costs preparing for the upcoming year’s first quarter tax season.

During the six months ended June 30, 2012 and 2011, net income from the TRS division accounted for approximately 70% and 88% of the Company’s total net income. Net income associated with RALs represented approximately 34% of the TRS division’s net income for the same respective periods. As discussed below, RB&T discontinued its offering of the RAL product by April 30, 2012.

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

RB&T has agreements with Jackson Hewitt Inc. (“JHI”), a subsidiary of Jackson Hewitt Tax Service Inc. (“JH”), and Liberty Tax Service (“Liberty”) to offer RAL and ERC/ERD products. JH and Liberty provide preparation services of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax-preparers offices. Approximately 40% of the TRS division’s gross revenue was derived from JH tax offices for the six months ended as of June 30, 2012 and 2011, respectively, with another 19% and 20% from Liberty tax offices for the same respective periods.

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

Discontinuance of the RAL Product and Future Competition

As previously disclosed, effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS division. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order (collectively, the “Agreement”). As part of the Agreement, RB&T and the FDIC settled all matters set out in the FDIC’s Amended Notice of Charges dated May 3, 2011 and the lawsuit filed against the FDIC by RB&T. As required by this settlement, RB&T discontinued its offering the RAL product by April 30, 2012, subsequent to the first quarter 2012 tax season.

RB&T’s discontinuance of RALs beyond 2012 is expected to have a material adverse impact on net income in 2013 and beyond, as the RAL product accounted for approximately 34% of the TRS division’s net income for the six months ended June 30, 2012 and 2011, respectively. In addition, RB&T’s loss of the RAL product is expected to negatively impact the revenue it receives on its ERC/ERD products due to competitive pricing pressures. It is expected that the TRS division will continue to be a material contributor to the Company’s overall net income in 2013 and beyond. The Company cannot, however, currently predict a precise contribution from the TRS division going forward, as many of its pricing and potential revenue sharing arrangements for the upcoming first quarter 2013 tax season and beyond remain subject to discussions. Actual TRS division net income for 2012 and beyond will be impacted by a number of factors, including those factors disclosed from time to time in the Company’s filings with the SEC and set forth under Part I Item 1A “Risk Factors” of the Company’s 2011 Form 10-K.

For additional discussion regarding the Agreement, see the Company’s Form 8-K filed with the SEC on December 9, 2011, including Exhibits 10.1 and 10.2.

As set forth under Part I Item 1A “Risk Factors” of the Company’s 2011 Form 10-K filed on March 7, 2012, discontinuance of the RAL product after April 30, 2012, is expected to have a material adverse impact on the profitability of RB&T’s ERC and ERD products. The TRS division faces direct competition for ERC/ERD market share from independently-owned processing groups partnered with banks. Independent processing groups that were unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. Without the ability to originate RALs after the 2012 tax season, RB&T will face increased competition in the ERC/ERD marketplace. In addition to a potential loss of volume resulting from additional competitors, RB&T will also likely incur substantial pressure on its profit margin for its ERC/ERD products as it will be forced to compete with existing rebate and pricing incentives in the ERC/ERD marketplace.

In addition, as a result of RB&T’s Agreement with the FDIC, the TRS division is subject to additional oversight requirements not currently imposed on its competitors. These additional requirements could make attracting new relationships and retaining existing relationships more difficult for RB&T. The Agreement contains a provision for an Electronic Return Originator (“ERO”) Plan to be implemented by RB&T. The ERO Plan places additional oversight and training requirements on RB&T and its tax preparation partners that are not currently required by the regulators for RB&T’s competitors in the tax business. These additional requirements could make attracting new relationships and retaining existing relationships more difficult for RB&T, once it is no longer able to offer RALs.

TRS Division Funding – First Quarter 2012 Tax Season

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

TRS Division Funding – First Quarter 2011 Tax Season

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

For additional discussion regarding TRS, a division of RPG, see the following sections of this filing:
● Part I Item 1 “Financial Statements:”
o   Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o   Footnote 4 “Loans and Allowance for Loan Losses”
o   Footnote 6 “Federal Home Loan Bank Advances”
o   Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o   “Overview”
o   “Results of Operations”
o   “Comparison of Financial Condition”

RPS division:

Nationally, through RB, the RPS division is preparing to become an issuing bank to offer general purpose reloadable prepaid debit, payroll, gift and incentive cards through third party program managers. If successful, this program is expected to:

o	Generate a low-cost deposit source;
o	Generate float revenue from the previously mentioned low cost deposit source;
o	Serve as a source of fee income; and
o	Generate debit card interchange revenue.

For the projected near-term, as the prepaid card program is being established, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the RPG business segment. The RPS division will not be reported as a separate business segment until such time, if any, that it becomes material.

The Company divides prepaid cards into two general categories: reloadable and non-reloadable cards.

Reloadable Cards: These types of cards are generally payroll or considered general purpose reloadable (“GPR”) cards. Payroll cards are issued to an employee by an employer to receive the direct deposit of their payroll. GPR cards can also be issued to a consumer at a retail location or mailed to a consumer after completing an on-line application. GPR cards can be reloaded multiple times with a consumer’s payroll, government benefit, a federal or state tax refund or through cash reload networks located at retail locations. Reloadable cards are generally open loop cards as described below.

Non-Reloadable Cards: These are generally one-time use cards that are only active until the funds initially loaded to the card are spent. These types of cards are gift or incentive cards. These cards may be open loop or closed loop. Normally these types of cards are used for purchase of goods or services at retail locations and cannot be used to receive cash.

These prepaid cards may be open loop, closed loop or semi-closed loop. Open loop cards can be used to receive cash at ATM locations or purchase goods or services by PIN or signature at retail locations. These cards can be used virtually anywhere that Visa® or MasterCard® is accepted. Closed loop cards can only be used at a specific merchant. Semi-closed loop cards can be used at several merchants such as a shopping mall.

The prepaid card market is one of the fastest growing segments of the payments industry in the U.S. This market has experienced significant growth in recent years due to consumers and merchants embracing improved technology, greater convenience, more product choices and greater flexibility. Prepaid cards have also proven to be an attractive alternative to traditional bank accounts for certain segments of the population, particularly those without, or who could not qualify for, a checking or savings account.

The RPS division will work with various third parties to distribute prepaid cards to consumers throughout the U.S. The Company will also likely work with these third parties to develop additional financial services for consumers to increase the functionality of the program and prepaid card usage.

OVERVIEW (Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011)

Net income for the three months ended June 30, 2012 was $9.6 million, representing an increase of $915,000, or 11%, compared to the same period in 2011. Diluted earnings per Class A Common Share increased to $0.46 for the quarter ended June 30, 2012 compared to $0.41 for the same period in 2011.

General highlights by segment for the quarter ended June 30, 2012 consisted of the following:

Traditional Banking segment (Second Quarter Highlights)

●
Net income decreased $830,000 for the second quarter of 2012 compared to the same period in 2011. The decrease was generally related to the operating loss of the recently acquired TCB franchise and a $1.9 million pre-tax security gain recorded during the second quarter of 2011.

●
Net interest income increased $1.7 million, or 6%, for the second quarter of 2012 to $28.1 million. The Traditional Banking segment net interest margin increased 7 basis points for the quarter ended June 30, 2012 to 3.57%.

●	Provision for loan losses was $831,000 for the quarter ended June 30, 2012 compared to $585,000 for the same period in 2011.

●	Total non interest income decreased $1.9 million for the second quarter of 2011 compared to the same period in 2011 primarily due to security gains recorded during the second quarter of 2011.

●
Total non interest expense increased $911,000, or 4%, during the second quarter of 2012 compared to the second quarter of 2011 due primarily to pre-conversion overhead costs associated with the TCB acquisition.

●	Total non-performing loans to total loans for the Traditional Banking segment was 0.93% at June 30, 2012, compared to 1.02% at December 31, 2011 and 1.28% at June 30, 2011.

●	During the second quarter of 2011, the Bank purchased commercial real estate loans with a face amount of approximately $37 million at a 13% discount to par.

●	During the second quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $132 million, resulting in a pre-tax gain of $1.9 million.

●
The Bank launched its Warehouse Lending division during the second quarter of 2011 and had $89 million in loans outstanding at June 30, 2012 compared to $41 million and $6 million at December 31, 2011 and June 30, 2011, respectively.

Mortgage Banking segment (Second Quarter Highlights)

●	Within the Mortgage Banking segment, mortgage banking income increased $1.0 million during the second quarter of 2012 compared to the same period in 2011.

●	Mortgage banking income was positively impacted by an increase in secondary market loan volume during the second quarter of 2012.

RPG segment - (Second Quarter Highlights)

●
Net income increased $1.1 million, or 83%, for the second quarter of 2012 compared to the same period in 2011.  The increase in quarter-over-quarter earnings was generally attributable to a Civil Money Penalty assessed by the FDIC against RB&T during the second quarter of 2011 at a non-tax deductible $2 million level as part of the Amended Notice. The actual penalty paid during the fourth quarter of 2011 in connection with the settlement was $900,000, resulting in a $1.1 million credit to pre-tax income recorded during the fourth quarter of 2011.

●	Net interest income decreased $198,000, or 54%, for the second quarter of 2012 compared to the same period in 2011.

●	RPG recorded a net credit to provision for loan losses of $365,000 for the second quarter of 2012, compared to a net credit of $1.0 million for the same period in 2011.

●	RPG posted non-interest income of $6.2 million for the second quarter of 2012 compared to $6.6 million for the same period in 2011.

●	The current year tax season represents the last season that RB&T will originate RALs. RB&T will continue to offer ERC/ERD products in the future.

For additional discussion regarding TRS, a division of RPG, see the following sections of this filing:
●  Part I Item 1 “Financial Statements:”
o   Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o   Footnote 4 “Loans and Allowance for Loan Losses”
o   Footnote 6 “Federal Home Loan Bank Advances”
o   Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o   “Business Segment Composition”
o   “Results of Operations”
o   “Comparison of Financial Condition”

RESULTS OF OPERATIONS (Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011)

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

Total Company net interest income increased $1.5 million, or 6%, for the second quarter of 2012 compared to the same period in 2011. The total Company net interest margin increased 3 basis points to 3.53% for the same period. The most significant components impacting the total Company’s net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $1.7 million, or 6%, for the second quarter of 2012 compared to 2011. The Traditional Banking net interest margin increased 7 basis points for the same period to 3.57%. The increase in net interest income during the second quarter of 2012 was directly attributable to an increase in the average balance of loans outstanding, as well as an increase in the average investment portfolio resulting from the strategies discussed below.

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

In addition to the activity noted within its securities portfolio, the Bank implemented various other strategies during the past several months to positively impact net interest income. Specifically within the loan portfolio, four distinguishable circumstances occurred positively impacting the size of its loan portfolio and correspondingly providing a positive impact to net interest income.

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

Secondly, as discussed in more detail within the “Loan Portfolio” section of this filing, the Bank started its Mortgage Warehouse Lending Division during June of 2011. During the second quarter of 2012, the Mortgage Warehouse Lending Division had average loans outstanding of $55 million achieving an average yield of 4.60%.

The third circumstance occurred on January 27, 2012 when RB&T, acquired TCB. The Bank acquired loans, net of loans put back to the FDIC, with a fair value of approximately $56 million and an initial projected effective yield of 7.94%. At June 30, 2012 TCB loans with a carrying value of $39 million were still outstanding. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

Lastly, the average balance of the Bank’s residential real estate loans increased $131 million compared to the second quarter of 2011 due primarily to growth in the Bank’s Home Equity Amortizing Loan (“HEAL”) product. The HEAL product is described in more detail within the “Loan Portfolio” section of this filing.

Within the liabilities section of the balance sheet, the Bank continued to reprice its interest-bearing deposits lower to partially offset declining asset yields. In addition, due to the steepness of the yield curve and the FRB’s pledge to keep the Federal Funds Target Rate (“FFTR”) low for an extended period of time. The Bank prepaid $81 million in FHLB advances during the first quarter of 2012 that were originally scheduled to mature between October 2012 and May 2013. These advances had a weighted average cost of 3.56%. The Bank incurred a $2.4 million early termination penalty in connection with these prepayments, which will save the Bank approximately $2.6 million in interest expense during the remainder of 2012 and the first five months of 2013.

The interest savings realized by the Bank as a result of these prepayments have been and will continue to be reduced by the Bank’s on-going interest rate risk mitigation practices, which often includes strategies utilizing long term advances from the FHLB. In particular, the Bank took advantage of declining interest rates during the second quarter of 2012 to borrow $120 million of long-term advances with a weighted average life of 5.5 years and a weighted average cost of 1.45%. The Bank borrowed these funds on a long-term basis to mitigate its interest rate risk position in the event of an increasing rate environment.

Management expects to continue to experience downward repricing in its loan and investment portfolios resulting from on-going paydowns and early payoffs. This downward repricing will continue to cause compression in Republic’s net interest income and net interest margin. Additionally, because the FFTR (the index which many of the Bank’s short-term deposit rates track) has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the Federal Open Markets Committee of the FRB are possible, exacerbating the compression to the Bank’s net interest income and net interest margin caused by its repricing loans and investments. The Bank is unable to precisely determine the ultimate negative impact to the Bank’s net interest spread and margin in the future because several factors remain unknown at this time, such as future demand for financial products and the overall future need for liquidity, among many other factors.

RPG segment

Net interest income within the RPG segment decreased $198,000, or 54%, for the second quarter of 2012 compared to the same period in 2011. The decrease in RPG net interest income was primarily due to a $321,000 decline in RAL fee income resulting from a corresponding 23% decrease in RAL volume. The overall decline in the volume of RALs originated during 2012 resulted from a general decrease in consumer demand for the product. Management believes the decrease in RAL volume, which is generated through retail locations, is the result of a shift in consumer demand toward lower priced on-line tax preparation services and increased competition within the retail market based on free products and services from competitors.

For additional discussion regarding TRS, a division of RPG, see the following sections of this filing:
●  Part I Item 1 “Financial Statements:”
o  Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o  Footnote 4 “Loans and Allowance for Loan Losses”
o  Footnote 6 “Federal Home Loan Bank Advances”
o  Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o  “Business Segment Composition”
o  “Overview”
o  “Comparison of Financial Condition”

Table 1 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the three month periods ended June 30, 2012 and 2011. Table 2 provides an analysis of total Company changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Traditional Banking Interest Rate Sensitivity for 2012” in this section of the filing.

Table 1 – Total Company Average Balance Sheets and Interest Rates for the Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$680,134	$3,217	1.89%	$652,693	$4,400	2.70%
Federal funds sold and other interest-earning deposits	117,497	63	0.21%	221,695	216	0.39%
Refund Anticipation Loan fees(2)	1,026	135	52.63%	3,548	454	51.18%
Traditional Bank loans and fees(2)(3)	2,405,154	30,399	5.06%	2,189,271	29,389	5.37%

Total interest-earning assets	3,203,811	33,814	4.22%	3,067,207	34,459	4.49%

Less: Allowance for loan losses	23,694			29,255

Non interest-earning assets:
Non interest-earning cash and cash equivalents	35,922			75,614
Premises and equipment, net	33,674			36,690
Other assets(1)	53,274			58,680
Total assets	$3,302,987			$3,208,936

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$602,613	$108	0.07%	$357,268	$132	0.15%
Money market accounts	464,325	193	0.17%	716,227	614	0.34%
Time deposits	231,104	512	0.89%	249,804	1,043	1.67%
Brokered money market and brokered CD's	116,385	400	1.37%	130,707	483	1.48%

Total deposits	1,414,427	1,213	0.34%	1,454,006	2,272	0.63%

Securities sold under agreements to repurchase and
other short-term borrowings	250,515	118	0.19%	274,074	173	0.25%
Federal Home Loan Bank advances	479,064	3,540	2.96%	527,669	4,556	3.45%
Subordinated note	41,240	631	6.12%	41,240	629	6.10%

Total interest-bearing liabilities	2,185,246	5,502	1.01%	2,296,989	7,630	1.33%

Non interest-bearing liabilities and Stockholders' equity
Non interest-bearing deposits	533,649			409,391
Other liabilities	49,516			56,424
Stockholders' equity	534,576			446,132
Total liabilities and stockholders' equity	$3,302,987			$3,208,936

Net interest income		$28,312			$26,829

Net interest spread			3.21%			3.16%

Net interest margin			3.53%			3.50%

(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments – Debt and Equity Securities, is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $1.3 million and $1.1 million for the three months ended June 30, 2012 and 2011.
(3)	Average balances for loans include the principal balance of non accrual loans and loans held for sale.

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

Table 2 – Total Company Volume/Rate Variance Analysis for the Three Months Ended June 30, 2012 and 2011

		Three Months Ended June 30, 2012
		Compared to
		Three Months Ended June 30, 2011
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(1,183)	$178	$(1,361)
Federal funds sold and other interest-earning deposits	(153)	(78)	(75)
Refund Anticipation Loan fees	(319)	(332)	13
Traditional Bank loans and fees	1,010	2,792	(1,782)

Net change in interest income	(645)	2,560	(3,205)

Interest expense:

Transaction accounts	(24)	64	(88)
Money market accounts	(421)	(171)	(250)
Time deposits	(531)	(73)	(458)
Brokered money market and brokered CDs	(83)	(51)	(32)
Securities sold under agreements to repurchase and
other short-term borrowings	(55)	(14)	(41)
Federal Home Loan Bank advances	(1,016)	(396)	(620)
Subordinated note	2	-	2

Net change in interest expense	(2,128)	(641)	(1,487)

Net change in net interest income	$1,483	$3,201	$(1,718)

Provision for Loan Losses (Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011)

The Company recorded a provision for loan losses of $466,000 for the second quarter 2012, compared to a net credit provision of $439,000 for the same period in 2011. The significant components comprising the Company’s increased provision for loan losses were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during the second quarter of 2012 was $831,000, a $246,000 increase from the $585,000 recorded during the second quarter of 2011.

The increase in the provision was generally attributable to an increase in the Company’s loan loss reserves for its pass-rated credits due to a general increase in historical loss percentages combined with growth in the loan portfolio. While the Company’s delinquency and nonperforming loan ratios continue to trend favorably, the Company’s charge offs in the second quarter of 2012 remained elevated as compared to historical amounts. These charge offs were mostly reserved for in prior periods. While the Company continues to see signs of improvement in many of its credit quality indicators, the Company’s management remains cautious in its outlook, as there remains concurrent negative indications within the economic, regulatory and political sectors that could impact the Bank’s customers ability to repay.

See the section titled “Asset Quality” in this section of the filing under “Comparison of Financial Condition at June 30, 2012 and December 31, 2011” for additional discussion regarding the Company’s provision for loan losses, classified assets, allowance for loan losses, non-performing loans, delinquent loans, impaired loans and TDRs.

RPG segment

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

For the three months ended June 30, 2012, the TRS division provision for loan losses was a net credit of $365,000 compared to a net credit of $1.0 million for the same period in 2011. The net credit in both periods resulted from better than previously projected paydowns within the RB&T’s RAL portfolio.

An analysis of changes in the allowance for loan losses and selected ratios follows:

Table 3 – Summary of Loan Loss Experience for the Three Months Ended June 30, 2012 and 2011

	Three Months Ended
	June 30,
(dollars in thousands)	2012	2011
Allowance for loan losses at beginning of period	$23,732	$29,144
Charge offs:

Residential real estate:
Owner occupied	(491)	(544)
Non owner occupied	(262)	(41)
Commercial real estate	(295)	(161)
Commercial real estate - purchased whole loans	-	-
Real estate construction	(501)	(53)
Commercial	(7)	(100)
Warehouse lines of credit	-	-
Home equity	(199)	(347)
Consumer:
Credit cards	(50)	(29)
Overdrafts	(100)	(141)
Other consumer	(52)	(77)
Refund Anticipation Loans	(343)	(2,037)
Total charge offs	(2,300)	(3,530)
Recoveries:

Residential real estate:
Owner occupied	34	53
Non owner occupied	-	-
Commercial real estate	13	225
Commercial real estate - purchased whole loans	-	-
Real estate construction	27	4
Commercial	10	5
Warehouse lines of credit	-	-
Home equity	55	63
Consumer:
Credit cards	4	3
Overdrafts	87	151
Other consumer	44	62
Refund Anticipation Loans	338	190
Total recoveries	612	756
Net loan charge offs	(1,688)	(2,774)

Provision for loan losses - Traditional Banking	831	585
Provision for loan losses - Refund Anticipation Loans	(365)	(1,024)
Total provision for loan losses	466	(439)

Allowance for loan losses at end of period	$22,510	$25,931

Total Company Credit Quality Ratios:
Allowance for loan losses to total loans	0.92%	1.17%
Allowance for loan losses to non performing loans	100%	91%
Annualized net loan charge offs to average loans outstanding	0.28%	0.51%

Traditional Banking Credit Quality Ratios:
Allowance for loan losses to total loans	0.92%	1.17%
Allowance for loan losses to non performing loans	100%	91%
Annualized net loan charge offs to average loans outstanding	0.28%	0.17%

Non interest Income (Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011)

Total Company non interest income decreased $1.3 million, or 8%, for the second quarter of 2012 compared to the same period in 2011. The most significant components comprising the total Company’s non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income decreased $1.9 million for the second quarter of 2012 compared to the same period in 2011.

Service charges on deposit accounts decreased $450,000, or 12%, during the second quarter of 2012 compared to the same period in 2011. The decrease was primarily the result of the continued general decline in consumer overdraft activity that the Company, and the banking industry as a whole, has experienced the past several years. In addition, further contributing to this general decline in consumer overdraft activity, was the additional FDIC guidelines in relation to overdraft honor programs, which took effect in July 2011. These guidelines have continued to have a negative impact on the Bank’s net income since their implementation in 2011 and will continue so in the future.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Bank estimates that it has historically earned more than 60% of its overdraft related fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the second quarters of 2012 and 2011 were $1.8 million and $2.6 million. The total net daily overdraft charges included in interest income for the second quarter of 2012 and 2011 was $401,000 and $467,000, respectively.

As a result of the continued decline in service charges on deposits and a further anticipated decline as a result of the new FDIC guidelines, the Bank instituted a new fee structure for its retail checking account products during the third quarter of 2011. The new product design was implemented on July 1, 2011 for all newly opened retail accounts. On August 1, 2011 the Bank converted the substantial majority of its existing retail checking accounts into new product types with new fee structures. The goal of the new fee structure, in the short-term, was to reverse the trend of declining service charges on deposits. In the long-term, the Bank’s goal is that the new fee structure, combined with growth in the Bank’s retail checking account base, will allow the service charges on deposits category to increase once again. Revenue generated during the second quarter of 2012 as a result of these new fees was approximately $386,000, partially offsetting the decrease in overdraft-related fees for the same period.

During the second quarter of 2011, the Bank sold securities with an amortized cost of $132 million as the Bank repositioned a portion of its portfolio into securities with a shorter duration than those sold. As a result of market conditions at the time of sale, the Bank recorded a pre-tax gain on sale of $1.9 million.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $1.0 million during the second quarter of 2012 compared to the same period in 2011. Mortgage banking income was positively impacted by an increase in secondary market loan volume during the second quarter of 2012, which resulted from the continued low long-term interest rate environment. During the second quarter of 2012, Republic received application volume for long-term fixed rate mortgages of $143 million compared to $78 million during the second quarter of 2011. In addition, secondary market pricing has generally improved across the industry during 2012 compared to the prior year.

RPG segment

RPG non interest income decreased $449,000, or 7%, during the second quarter of 2012 compared to the same period in 2011 consistent with the decline in volume of net ERC/ERD’s.

For additional discussion regarding TRS, a division of RPG, see the following sections of this filing:
●  Part I Item 1 “Financial Statements:”
o  Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o  Footnote 4 “Loans and Allowance for Loan Losses”
o  Footnote 6 “Federal Home Loan Bank Advances”
o  Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o  “Business Segment Composition”
o  “Overview”
o  “Comparison of Financial Condition”

Non interest Expenses (Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011)

Total Company non interest expenses decreased $1.1 million, or 4%, during the second quarter of 2012 compared to the same period in 2011. TRS division non interest expenses decreased $2.0 million while the Traditional Banking segment increased $911,000 for the second quarter of 2012 compared to the same period in 2011. The most significant components comprising the increase in total Company non interest expense were as follows:

Traditional Banking segment

Salaries and benefits increased $260,000 for the second quarter of 2012. The Company incurred $1.0 million in salaries and benefit expenses associated with the TCB acquisition during the second quarter of 2012. Approximately $473,000 of the second quarter TCB expense was related to incentive compensation accruals related to the TCB acquisition. Approximately $61,000 of these accruals were for retention bonuses payable to former TCB employees if they remain with the Bank through various dates up through the system conversion date in July 2012. Approximately $270,000 of these accruals were for short-term incentive bonuses for Bank employees related to a successful system conversion within six months of the Acquisition Date, with $118,000 of the accruals for Bank associates related to a two-year profitability goal for the TCB transaction. The increase in salary and benefits related to the TCB acquisition was partially offset by a reduction in salaries and bonus accruals associated with the Bank’s traditional operations.

Occupancy and equipment expense increased $197,000 during the second quarter of 2012. The majority of the increase is attributable to the TCB acquisition for expense items such as rent expense, leased and rented equipment and equipment service. Management believes that the TCB related expense will decrease significantly subsequent to the branch consolidation and core system conversion which occurred mid July 2012.

Data processing expense increased $423,000 during the second quarter of 2012 compared to the same period in 2011 primarily due to $301,000 in TCB-related data processing costs and internet banking enhancements. Management believes that the TCB related expense will decrease significantly subsequent to the branch consolidation and core system conversion which occurred mid July 2012.

Communication and transportation expense increased $122,000 during the second quarter of 2012. Approximately $95,000 of the fluctuation was attributable to the TCB acquisition and respective phone, freight and postage costs.

FDIC insurance expense declined $349,000 during the second quarter of 2012. In February 2011, as required by the Dodd-Frank Act, the FDIC approved a rule that changed the FDIC insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, defined as Tier 1 capital. While the new rule expanded the assessment base, it lowered the assessment rate for banks in the lowest risk category. The change was effective for the second quarter of 2011.

Other expense increased $365,000 during the second quarter of 2012. Approximately $421,000 of the fluctuation is attributable to the TCB acquisition.

See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

RPG segment

Salaries and employee benefits increased $807,000, or 67%, for the second quarter of 2012 compared to the second quarter of 2011. The second quarter of 2011 reflected a bonus expense credit adjustment of $453,000 as the segment failed to achieve its gross operating profit goals. While the segment did not achieve its gross operating profit goals in 2012 as well, the Company was able to definitively determine this during the first quarter of 2012 and therefore recorded less bonus expense. The remaining increase in salary expense is primarily attributable to the RPS division which was started during the second quarter of 2012.

FDIC insurance expense decreased $441,000 during the second quarter of 2012 related primarily to the elimination of a higher assessment rate levied against the Bank for its deposit insurance during 2011 resulting from facts and circumstances specific to the Bank and RPG.

Legal expense at RPG was $33,000 for the second quarter of 2012 compared to $652,000 for the second quarter of 2011. The decrease in legal expense was directly related to the December 2011 resolution of RB&T’s on-going regulatory actions with the FDIC as described in the Agreement.

During the second quarter of 2011, the FDIC assessed a Civil Money Penalty against RB&T at a $2 million level as part of the Amended Notice. The actual penalty paid during the fourth quarter of 2011 in connection with the settlement was $900,000, resulting in a $1.1 million credit to pre-tax income recorded during the fourth quarter of 2011.

For additional discussion regarding TRS, a division of RPG, see the following sections of this filing:
●  Part I Item 1 “Financial Statements:”
o   Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o   Footnote 4 “Loans and Allowance for Loan Losses”
o   Footnote 6 “Federal Home Loan Bank Advances”
o   Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o   “Business Segment Composition”
o   “Overview”
o   “Comparison of Financial Condition”

OVERVIEW (Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011)

Net income for the six months ended June 30, 2012 was $92.1 million, representing an increase of $12.0 million, or 15%, compared to the same period in 2011. Diluted earnings per Class A Common Share increased to $4.38 for the six months ended June 30, 2012 compared to $3.82 for the same period in 2011.

General highlights by segment for the six months ended June 30, 2012 consisted of the following:

Traditional Banking segment (First Six Months Highlights)

●
Republic acquired loans with a fair value of $56 million and deposits with a fair value of $947 million from TCB in a failed bank acquisition from the FDIC on January 27, 2012. The transaction resulted in a pre-tax bargain purchase gain of $27.8 million primarily recorded during the first quarter of 2012. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

●
As expected, approximately $873 million of the deposit liabilities assumed in the TCB transaction exited RB&T by June 30, 2012 due to the substantial reduction in the rates paid to the former TCB depositors by RB&T.

●	Net income increased $17.0 million for the first six months of 2012 compared to the same period in 2011.

●
Net interest income increased $4.4 million, or 9%, for the first six months of 2012 to $56.0 million. The Traditional Banking segment net interest margin increased 16 basis points for the six months ended June 30, 2012 to 3.58%.

●	Provision for loan losses was $4.0 million for the six months ended June 30, 2012 compared to $4.9 million for the same period in 2011.

●	Total non interest income increased $26.6 million for the first six months of 2012 compared to the same period in 2011 primarily due to the bargain purchase gain detailed above.

●	Total non interest expense increased $4.9 million, or 11%, during the first six months of 2012 compared to the same period in 2011.

●	Total non-performing loans to total loans for the Traditional Banking segment was 0.93% at June 30, 2012, compared to 1.02% at December 31, 2011 and 1.28% at June 30, 2011.

●	The Bank’s Warehouse Lending division had $89 million in loans outstanding at June 30, 2012.

Mortgage Banking segment (First Six Months Highlights)

●	Within the Mortgage Banking segment, mortgage banking income increased $1.6 million, or 91%, during the first six months of 2012 compares to the same period in 2011.

●	Mortgage banking income was positively impacted by an increase in secondary market loan volume during the first six months of 2012.

RPG segment (First Six Months Highlights)

●	The total dollar volume of tax refunds processed during the 2012 tax season decreased $1.1 billion, or 9%, from the 2011 tax season.

●	Total RAL dollar volume decreased from $1.0 billion during the 2011 tax season to $796 million during the 2012 tax season.

●
Total ERC dollar volume declined $1.1 billion, or 17%, during the 2012 tax season compared to the 2011 tax season. The decline in ERC volume was partially offset by a $258 million, or 6%, increase in the lower margin ERD product. Revenue from both products is included in the income statement line item “Electronic Refund Check Fees.”

●	Net income decreased $6.1 million, or 9%, for the first six months of 2012 compared to the same period in 2011.

●	Net interest income decreased $13.7 million, or 23%, for the first six months of 2012 compared to the same period in 2011.

●	RPG recorded a provision for loan losses of $7.7 million for the first six months of 2012, compared to $12.7 million for the same period in 2011.

●	RPG posted non interest income of $78.1 million for the first six months of 2012 compared to $88.0 million for the same period in 2011.

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

For additional discussion regarding TRS, a division of RPG, see the following sections of this filing:
●  Part I Item 1 “Financial Statements:”
o   Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o   Footnote 4 “Loans and Allowance for Loan Losses”
o   Footnote 6 “Federal Home Loan Bank Advances”
o   Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o   “Business Segment Composition”
o   “Overview”
o   “Comparison of Financial Condition”

RESULTS OF OPERATIONS (Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011)

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

Total Company net interest income decreased $9.3 million, or 8%, for the first six months of 2012 compared to the same period in 2011. The total Company net interest margin decreased 75 basis points to 5.73% for the same period. The most significant components affecting the total Company’s net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $4.4 million, or 9%, for the first six months of 2012 compared to 2011. The Traditional Banking net interest margin increased 16 basis points for the same period to 3.58%. The increase in net interest income during the first six months of 2012 was directly attributable to an increase in the average balance of loans outstanding, as well as an increase in the average investment portfolio resulting from the strategies discussed below.

Regarding the increase in the investment portfolio, prior to the first quarter of 2011, the Bank’s general investment strategy was largely to not reinvest the cash it had been receiving from its loan and investment paydowns and pay-offs into assets with longer-term repricing horizons due to market projections of interest rate increases in the future. As a result, much of the cash the Bank received from paydowns during the years previous to 2011 had been reinvested into short-term, lower yielding investments, which had improved the Bank’s risk position from future interest rate increases, while negatively impacting then-current earnings. This conservative investment strategy, which involved minimal credit risk and minimal interest rate risk, led the Bank to hold a significant sum of cash at the FRB for much of the previous two years.

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

In addition to the activity noted within its securities portfolio, the Bank implemented various other strategies during the past several months to positively impact net interest income. Specifically within the loan portfolio, four distinguishable circumstances occurred positively impacting the size of its loan portfolio and correspondingly providing a positive impact to net interest income.

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

Secondly, as discussed in more detail within the “Loan Portfolio” section of this filing, the Bank started its Mortgage Warehouse Lending Division during June of 2011. During the six months ended June 30, 2012, the Mortgage Warehouse Lending Division had average loans outstanding of $48 million achieving an average yield of 4.45%.

The third circumstance occurred on January 27, 2012 when RB&T, acquired TCB. The Bank acquired loans, net of loans put back to the FDIC, with a fair value of approximately $56 million and an initial projected effective yield of 7.94%. At June 30, 2012 TCB loans with a carrying value of $39 million were still outstanding. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

Lastly, the average balance of the Bank’s residential real estate loans increased $137 million compared to the first six months of 2011 due primarily to growth in the Bank’s Home Equity Amortizing Loan (“HEAL”) product. The HEAL product is described in more detail within the “Loan Portfolio” section of this filing.

Within the liabilities section of the balance sheet, the Bank continued to reprice its interest-bearing deposits lower to partially offset declining asset yields. In addition, due to the steepness of the yield curve and the FRB’s pledge to keep the FFTR low for an extended period of time. The Bank prepaid $81 million in FHLB advances during the first quarter of 2012 that were originally scheduled to mature between October 2012 and May 2013. These advances had a weighted average cost of 3.56%. The Bank incurred a $2.4 million early termination penalty in connection with these prepayments, which will save the Bank approximately $2.6 million in interest expense during the remainder of 2012 and the first five months of 2013.

The interest savings realized by the Bank as a result of these prepayments have been and will continue to be reduced by the Bank’s on-going interest rate risk mitigation practices, which often includes strategies utilizing long term advances from the FHLB. In particular, the Bank took advantage of declining interest rates during 2012 (primarily the second quarter) to borrow $140 million of long-term advances with a weighted average life of 4 years and a weighted average cost of 1.40%. The Bank borrowed these funds on a long-term basis to mitigate its interest rate risk position in the event of an increasing rate environment.

Management expects to continue to experience downward repricing in its loan and investment portfolios resulting from on-going paydowns and early payoffs. This downward repricing will continue to cause compression in Republic’s net interest income and net interest margin. Additionally, because the FFTR (the index which many of the Bank’s short-term deposit rates track) has remained at a target range between 0.00% and 0.25%, no future FFTR decreases from the Federal Open Markets Committee of the FRB are possible, exacerbating the compression to the Bank’s net interest income and net interest margin caused by its repricing loans and investments. The Bank is unable to precisely determine the ultimate negative impact to the Bank’s net interest spread and margin in the future because several factors remain unknown at this time, such as future demand for financial products and the overall future need for liquidity, among many other factors.

RPG segment

Net interest income within the TRS division decreased $13.7 million, or 23%, for the first six months 2012 compared to the same period in 2011. The decrease in the TRS division net interest income was primarily due to a $13.9 million, or 24%, decline in RAL fee income resulting from a corresponding 23% decrease in RAL volume. The overall decline in the volume of RALs originated during the 2012 tax season resulted from a general decrease in consumer demand for the product. Management believes the decrease in RAL volume, which is generated through retail locations, is the result of a shift in consumer demand toward lower priced on-line tax preparation services and increased competition within the retail market based on free products and services from competitors.

The TRS division net interest income continued to benefit from low funding costs during the 2012 tax season. Average interest bearing liabilities, including brokered deposits and/or FHLB advances, utilized to fund RALs during the first six months 2012 and 2011 were $161 million and $212 million with a weighted average cost of 0.23% and 0.41%, respectively. As a result, interest expense for the TRS division was $149,000 for the first six months of 2012, compared to $412,000 for the same period in 2011.

For additional discussion regarding TRS, a division of RPG, see the following sections of this filing:
●  Part I Item 1 “Financial Statements:”
o   Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o   Footnote 4 “Loans and Allowance for Loan Losses”
o   Footnote 6 “Federal Home Loan Bank Advances”
o   Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o   “Business Segment Composition”
o   “Overview”
o   “Comparison of Financial Condition”

Table 4 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the six month periods ended June 30, 2012 and 2011. Table 5 provides an analysis of total Company changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Traditional Banking Interest Rate Sensitivity for 2012” in this section of the filing.

Table 4 – Total Company Average Balance Sheets and Interest Rates for the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$685,230	$7,104	2.07%	$633,679	$8,305	2.62%
Federal funds sold and other interest-earning deposits	434,542	471	0.22%	537,611	773	0.29%
Refund Anticipation Loan fees(2)	48,665	45,215	185.82%	59,730	59,131	197.99%
Traditional Bank loans and fees(2)(3)	2,374,091	60,611	5.11%	2,186,124	58,873	5.39%

Total interest-earning assets	3,542,528	113,401	6.40%	3,417,144	127,082	7.44%

Less: Allowance for loan losses	27,384			32,694

Non interest-earning assets:
Non interest-earning cash and cash equivalents	111,818			160,847
Premises and equipment, net	34,120			36,899
Other assets(1)	66,009			58,575
Total assets	$3,727,091			$3,640,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$602,704	$228	0.08%	$348,386	$260	0.15%
Money market accounts	455,728	395	0.17%	695,733	1,225	0.35%
Time deposits	280,697	1,201	0.86%	274,444	2,231	1.63%
Brokered money market and brokered CD's	203,167	928	0.91%	352,937	1,494	0.85%

Total deposits	1,542,296	2,752	0.36%	1,671,500	5,210	0.62%

Securities sold under agreements to repurchase and
other short-term borrowings	260,919	230	0.18%	295,957	424	0.29%
Federal Home Loan Bank advances	580,291	7,626	2.63%	544,886	9,390	3.45%
Subordinated note	41,240	1,261	6.12%	41,240	1,258	6.10%

Total interest-bearing liabilities	2,424,746	11,869	0.98%	2,553,583	16,282	1.28%

Non interest-bearing liabilities and Stockholders' equity
Non interest-bearing deposits	727,546			606,906
Other liabilities	51,664			52,948
Stockholders' equity	523,135			427,334
Total liabilities and stockholders' equity	$3,727,091			$3,640,771

Net interest income		$101,532			$110,800

Net interest spread			5.42%			6.16%

Net interest margin			5.73%			6.48%
        __________________________
(4)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments – Debt and Equity Securities, is included as a component of other assets.

(5)	The amount of loan fee income included in total interest income was $47.3 million and $60.4 million for the three months ended June 30, 2012 and 2011.
(6)	Average balances for loans include the principal balance of non accrual loans and loans held for sale.

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

Table 5 – Total Company Volume/Rate Variance Analysis for the Six Months Ended June 30, 2012 and 2011

		Six Months Ended June 30, 2012
		Compared to
		Six Months Ended June 30, 2011
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(1,201)	$636	$(1,837)
Federal funds sold and other interest-earning deposits	(302)	(132)	(170)
Refund Anticipation Loan fees	(13,916)	(10,449)	(3,467)
Traditional Bank loans and fees	1,738	4,898	(3,160)

Net change in interest income	(13,681)	(5,047)	(8,634)

Interest expense:

Transaction accounts	(32)	134	(166)
Money market accounts	(830)	(336)	(494)
Time deposits	(1,030)	50	(1,080)
Brokered money market and brokered CDs	(566)	(676)	110
Securities sold under agreements to repurchase and
other short-term borrowings	(194)	(46)	(148)
Federal Home Loan Bank advances	(1,764)	579	(2,343)
Subordinated note	3	-	3

Net change in interest expense	(4,413)	(295)	(4,118)

Net change in net interest income	$(9,268)	$(4,752)	$(4,516)

Provision for Loan Losses (Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011)

The Company recorded a provision for loan losses of $11.6 million for the first six months 2012, compared to a provision of $17.6 million for the same period in 2011. The significant components comprising the Company’s decreased provision for loan losses were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during the first six months of 2012 was $4.0 million, a $945,000 decline from the $4.9 million recorded during the first six months of 2011.

The decrease in the provision was generally attributable to an overall improvement in the Company’s large classified loans. In particular, the Bank experienced a meaningful reduction in provision expense associated with its large dollar commercial and retail relationships that are individually reviewed for impairment. Included in provision expense for the first six months of 2012 and 2011 was $2.9 million and $4.7 million related to classified credits (Substandard and Special Mention / Watch). Approximately $1.2 million of the 2012 provision expense related to two large classified real estate secured credits while approximately $2.7 million of the 2011 provision expense related to three different large classified real estate secured credits.

The improvement noted above was partially offset during the respective periods by an increase in provision associated with the Company’s loan loss reserves for its pass-rated credits due to a general increase in historical loss percentages combined with growth in the loan portfolio.

See the section titled “Asset Quality” in this section of the filing under “Comparison of Financial Condition at June 30, 2012 and December 31, 2011” for additional discussion regarding the Company’s provision for loan losses, classified assets, allowance for loan losses, non-performing loans, delinquent loans, impaired loans and TDRs.

RPG segment

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

As of June 30, 2012, $11.1 million of total RALs were outstanding past their expected funding date from the IRS compared to $15.5 million at June 30, 2011, representing 1.39% and 1.49% of total gross RALs originated during the respective tax years. Management expects the actual loan loss rate realized for the TRS division will be less than the current RALs outstanding beyond their expected funding date from the IRS because the Company will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the RALs. Management’s estimate of current year losses combined with recoveries of previous years’ RALs, resulted in a net provision for loan loss expense of $7.7 million and $12.7 million for the TRS division during the first six months of 2012 and 2011.

An analysis of changes in the allowance for loan losses and selected ratios follows:

Table 6 – Summary of Loan Loss Experience the Six Months Ended June 30, 2012 and 2011

	Six Months Ended
	June 30,
(dollars in thousands)	2012	2011
Allowance for loan losses at beginning of period	$24,063	$23,079
Charge offs:

Residential real estate:
Owner occupied	(2,074)	(1,079)
Non owner occupied	(298)	(55)
Commercial real estate	(316)	(719)
Commercial real estate - purchased whole loans	-	-
Real estate construction	(1,796)	(53)
Commercial	(7)	(100)
Warehouse lines of credit	-	-
Home equity	(1,314)	(624)
Consumer:
Credit cards	(78)	(103)
Overdrafts	(218)	(288)
Other consumer	(123)	(146)
Refund Anticipation Loans	(11,097)	(15,478)
Total charge offs	(17,321)	(18,645)
Recoveries:

Residential real estate:
Owner occupied	151	114
Non owner occupied	12	3
Commercial real estate	46	242
Commercial real estate - purchased whole loans	-	-
Real estate construction	55	105
Commercial	18	119
Warehouse lines of credit	-	-
Home equity	61	76
Consumer:
Credit cards	24	17
Overdrafts	231	298
Other consumer	111	138
Refund Anticipation Loans	3,423	2,742
Total recoveries	4,132	3,854
Net loan charge offs	(13,189)	(14,791)

Provision for loan losses - Traditional Banking	3,962	4,907
Provision for loan losses - Refund Anticipation Loans	7,674	12,736
Total provision for loan losses	11,636	17,643

Allowance for loan losses at end of period	$22,510	$25,931

Total Company Credit Quality Ratios:
Allowance for loan losses to total loans	0.92%	1.17%
Allowance for loan losses to non performing loans	100%	91%
Annualized net loan charge offs to average loans outstanding	1.09%	1.32%

Traditional Banking Credit Quality Ratios:
Allowance for loan losses to total loans	0.92%	1.17%
Allowance for loan losses to non performing loans	100%	91%
Annualized net loan charge offs to average loans outstanding	0.46%	0.19%

Non interest Income (Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011)

Total Company non interest income increased $18.2 million, or 18%, for the first six months of 2012 compared to the same period in 2011. The most significant components comprising the total Company’s non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $26.6 million for the first six months of 2012 compared to the same period in 2011.

Service charges on deposit accounts decreased $571,000, or 8%, during the first six months of 2012 compared to the same period in 2011. The decrease was primarily the result of the continued general decline in consumer overdraft activity that the Bank, and the banking industry as a whole, has experienced the past several years. In addition, further contributing to this general decline in consumer overdraft activity, was the amended FDIC guidelines, which took effect in July 2011. These guidelines have continued to have a negative impact on the Bank’s net income since their implementation in 2011 and will continue so in the future.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. In addition, the Bank estimates that it has historically earned more than 60% of its overdraft related fees on the electronic debits presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, results in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the first six months of 2012 and 2011 were $3.6 million and $4.9 million. The total net daily overdraft charges included in interest income for the first six months of 2012 and 2011 was $804,000 and $827,000, respectively.

As a result of the continued decline in service charges on deposits and a further anticipated decline as a result of the new FDIC guidelines, the Bank instituted a new fee structure for its retail checking account products during the third quarter of 2011. The new product design was implemented on July 1, 2011 for all newly opened retail accounts. On August 1, 2011 the Bank converted the substantial majority of its existing retail checking accounts into new product types with new fee structures. The goal of the new fee structure, in the short-term, was to reverse the trend of declining service charges on deposits. In the long-term, the Bank’s goal is that the new fee structure, combined with growth in the Bank’s retail checking account base, will allow the service charges on deposits category to increase once again. Revenue generated during the first six months of 2012 as a result of these new fees was approximately $802,000, partially offsetting the decrease in overdraft-related fees for the same period.

During the first quarter of 2012, the Company recorded an initial bargain purchase gain of $27.9 million as a result of the TCB acquisition. The bargain purchase gain was realized because the overall price paid by RB&T for was substantially less than the fair value of the TCB assets acquired and liabilities assumed in the transaction. During the second quarter of 2012 the Bank posted adjustments to the acquired assets for its FDIC-assisted acquisition in the determination of day one fair values and recorded a slight decrease to the bargain purchase gain of $96,000, as additional information relative to the Acquisition Date fair values became available.

During the first quarter of 2012, the Company recognized net securities gains/losses in earnings for securities available of $56,000. All of the securities sold were purchased in the TCB acquisition. Upon further analysis subsequent to the acquisition of TCB, management concluded that these securities did not fit the profile of securities traditionally purchased by the Company and thus sold them during the quarter. During the second quarter of 2011, the Bank sold securities with an amortized cost of $132 million as the Bank repositioned a portion of its portfolio into securities with a shorter duration than those sold. As a result of market conditions at the time of sale, the Bank recorded a pre-tax gain on sale of $1.9 million.

See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $1.6 million, or 91%, during the first six months of 2012 compared to the same period in 2011. Mortgage banking income was positively impacted by an increase in secondary market loan volume during the first six months of 2012, which resulted from the continued low long-term interest rate environment. During the first six months of 2012, the Bank received application volume for long-term fixed rate mortgages of $268 million compared to $147 million during the same period in 2011. In addition, secondary market pricing has generally improved across the industry during 2012 compared to the prior year.

RPG segment

RPG non interest income decreased $9.9 million, or 11%, during the first six months of 2012 compared to the same period in 2011. Net ERC/ERD fees decreased $9.8 million for the first six months of 2012 primarily attributable to the overall decrease in volume at the TRS division during the tax season. More specifically within the ERC/ERD category, ERC fees decreased 12% consistent with a 12% decrease in volume. The decline in ERC fees was partially offset by a 9% increase in online ERD fees driven by a 10% increase in the lower-margin ERD product. As with the decrease RPG experienced in RAL volume, management believes the decrease in ERC volume, which is generated through store-front locations, was a direct result of a shift in consumer demand toward lower priced on-line tax preparation services and increased competition within the retail market based on free products and services from competitors.

With regard to the TRS division of RPG, TRS faces direct competition for ERC/ERD market share from independently-owned processing groups partnered with banks. Independent processing groups that are unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. With RB&T’s resolution of its differences with the FDIC through the Agreement, RB&T will not originate RALs beyond April 30, 2012. Without the ability to originate RALs, RB&T will face increased competition in the ERC/ERD marketplace. In addition to a potential loss of volume resulting from additional competitors, RB&T will also likely incur substantial pressure on its profit margin for its ERC/ERD products as well.

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

For additional discussion regarding TRS, a division of RPG, see the following sections of this filing:
●  Part I Item 1 “Financial Statements:”
o  Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o  Footnote 4 “Loans and Allowance for Loan Losses”
o  Footnote 6 “Federal Home Loan Bank Advances”
o  Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o  “Business Segment Composition”
o  “Overview”
o  “Comparison of Financial Condition”

Non interest Expenses (Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011)

Total Company non interest expenses declined $2.7 million, or 4%, during the first six months of 2012 compared to the same period in 2011. TRS division non interest expenses declined $7.6 million while the Traditional Banking segment increased $4.9 million for the first six months of 2012 compared to the same period in 2011. The most significant components comprising the increase in total Company non interest expense were as follows:

Traditional Banking segment

Salaries and benefits increased $959,000 during the first six months of 2012 compared to the same period in 2011. The Company incurred $2.0 million in salaries and benefit expense associated with the TCB acquisition during the first six months of 2012. Approximately $794,000 of the 2012 TCB expense was related to incentive compensation accruals related to the TCB acquisition. Approximately $124,000 of these accruals were for retention bonuses payable to former TCB employees if they remain with the Bank through various dates up through the system conversion date in July 2012. Approximately $450,000 of these accruals were for short-term incentive bonuses for Bank employees related to a successful system conversion within six months of the Acquisition Date, with $197,000 of the accruals for Bank associates related to a two-year profitability goal for the TCB transaction. The increase in salary and benefits related to the TCB acquisition was partially offset by a reduction in salaries and bonus accruals associated with the Bank’s traditional operations.

Occupancy and equipment expense increased $291,000 during the first six months of 2012 compared to the same period in 2011. Approximately $586,000 of the fluctuation is attributable to the TCB acquisition for expense items such as rent expense, leased and rented equipment and equipment service. Management believes that the TCB related expense will decrease significantly subsequent to the branch consolidation and core system conversion which occurred mid July 2012.

Data processing expense increased $826,000 during the first six months of 2012 compared to the same period in 2011 primarily due to $607,000 in TCB-related data processing costs and internet banking enhancements. Management believes that the TCB related expense will decrease significantly subsequent to the branch consolidation and core system conversion which occurred mid July 2012.

During the first quarter of 2012, the Bank prepaid $81 million in FHLB advances that were originally scheduled to mature between October 2012 and May 2013. These advances had a weighted average cost of 3.56%. The Bank recognized a $2.4 million early termination penalty during the first quarter of 2012 in connection with this prepayment. For further discussion regarding the early payoff of FHLB advances, see section titled “Net interest Income” within this section of the document.

Contributions expense increased $411,000 during the first six months of 2012 compared to the same period in 2011due to the first quarter contribution to the Republic Bank Foundation. See additional discussion below under “RPG segment - TRS division.”

Banking center and ATM service promotional expense during the first six months of 2012 decreased by $378,000. The decline was the direct result of the Bank’s new fee structure for retail checking accounts implemented during the third quarter of 2011. The new fee structure significantly reduced the number of client foreign ATM reimbursements paid by the Bank.

FDIC insurance expense decreased $752,000 during the first six months of 2012. In February 2011, as required by the Dodd-Frank Act, the FDIC approved a rule that changed the FDIC insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, defined as Tier 1 capital. While the new rule expanded the assessment base, it lowered the assessment rate for banks in the lowest risk category. The change was effective for the second quarter of 2011.

Audit and professional fees increased $297,000 during the first six months of 2012 compared to 2011 primarily due to the TCB acquisition and the respective external audit, valuation and tax consulting services required as part of the acquisition.

OREO expense increased $301,000 during the six months of 2012 compared to the same period in 2011 consistent with the increase in foreclosures associated with the TCB acquisition.

See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

RPG segment

Salaries and employee benefits decreased $160,000, or 3%, for the first six months of 2012 compared to the same period in 2011. The first six months of 2012 reflected lower contract labor staffing costs and reduced bonus accruals tied to the expected achievement of the TRS division gross operating profit goals.

FDIC insurance expense decreased $1.2 million during the first six months of 2012 related primarily the new insurance calculation noted in the “Traditional Banking” discussion above and to the elimination of a higher assessment rate levied against the Bank for its deposit insurance during 2011 resulting from facts and circumstances specific to the Bank and the TRS division.

Bank Franchise tax expense represents taxes paid to different state taxing authorities based on capital. The substantial majority of the Company’s Bank Franchise expense is paid to the commonwealth of Kentucky. Bank Franchise expense related to the TRS division increased $348,000 during the first six months of 2012 compared to 2011 primarily due to an increase in capital associated with continued strong earnings and the higher capital base at the TRS division.

Legal expense at the TRS division was $33,000 for the first six month of 2012 compared to $1.5 million for the same period in 2011. The decrease in legal expense was directly related to the December 2011 resolution of RB&T’s on-going regulatory actions with the FDIC as described in the Agreement.

Charitable contribution expense totaled $1.9 million at the TRS division for the first six months of 2012, as RB&T made a $2.5 million contribution to the Republic Bank Foundation, which was allocated between the Company’s business operating segments using a formula based on pre-tax profits for the quarter. Charitable contribution expense totaled $4.9 million at the TRS division for the first six months of 2011, as RB&T made a $5 million contribution to the Republic Bank Foundation. The Republic Bank Foundation was formed in 2010 to support charitable, educational, scientific and religious organizations throughout communities in Kentucky, Indiana, Ohio, Tennessee and Florida.

During the second quarter of 2011, the FDIC assessed a Civil Money Penalty against RB&T at a $2.0 million level as part of the Amended Notice. The actual penalty paid during the fourth quarter of 2011 in connection with the settlement was $900,000, resulting in a $1.1 million credit to pre-tax income during the fourth quarter of 2011.

For additional discussion regarding TRS, a division of RPG, see the following sections of this filing:
●  Part I Item 1 “Financial Statements:”
o  Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o  Footnote 4 “Loans and Allowance for Loan Losses”
o  Footnote 6 “Federal Home Loan Bank Advances”
o  Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o  “Business Segment Composition”
o  “Overview”
o  “Comparison of Financial Condition”

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2012 AND DECEMBER 31, 2011

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $124 million in cash and cash equivalents at June 30, 2012 compared to $363 million at December 31, 2011.

During the fourth quarter of 2011, RB&T accumulated cash via Federal Home Loan Bank (“FHLB”) advances totaling $300 million in preparation for the first quarter 2012 tax season. These advances matured during the first quarter of 2012 thereby reducing cash by the amount borrowed.

The Company experienced a nominal net increase in cash as a result of the TCB acquisition. As part of the TCB transaction, RB&T originally acquired total cash of $877 million. This cash was reduced subsequent to the Acquisition Date to $60 million at June 30, 2012. The strategic reduction in cash originally obtained through the TCB acquisition was a direct result of the significant decrease in deposit rates, which was implemented the day after the Acquisition Date. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

For cash held at the FRB, the Bank earns a yield of 0.25%. For all other cash held within the Bank’s branch and ATM networks, the Bank does not earn interest.

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

Securities available for sale decreased by $64 million during 2012 to $582 million at June 30, 2012. The decrease in the security portfolio was due to primarily to pay-downs and pay-offs of existing securities. In general, the Bank utilized the excess cash from these securities to fund growth within the loan portfolio.

In addition, during the first quarter, RB&T acquired $43 million in available for sale investment securities through the TCB acquisition. RB&T subsequently sold all but $4 million of these securities, realizing a pre-tax net gain of $56,000. The Bank sold these securities because management determined that the acquired securities did not fit within the Bank’s traditional investment strategies.

See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

For discussion of the Company’s private label mortgage backed securities, see Footnote 3 “Investment Securities” of Part I Item 1 “Financial Statements.”

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $157 million during the first six months of 2012 to $2.4 billion at June 30, 2012. Approximately $39 million of this growth was the direct result of the TCB acquisition. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

Within specific loan categories, residential real estate loans increased $98 million during 2012 to $1.2 billion at June 30, 2012. Approximately $19 million of this increase was from the TCB acquisition with the remaining increase primarily concentrated within Home Equity Amortizing Loan (“HEAL”) product. The HEAL product is a first mortgage or a junior-lien mortgage product with amortization periods of 20 years or less. Features of the HEAL include $199 fixed closing costs; no requirement for the client to escrow insurance and property taxes; and as with the Bank’s traditional ARM products, no requirement for private mortgage insurance. The overall features of the HEAL have made it an attractive alternative to long-term fixed rate secondary market products. As of June 30, 2012, the Bank had $160 million of HEALs outstanding compared to $58 million outstanding at December 31, 2011.

In June 2011, the Bank commenced business in its newly established warehouse lending division and had $41 million outstanding at December 31, 2011. Through this division, the Bank provides short-term, revolving credit facilities to mortgage bankers across the nation. These credit facilities are secured by single family first lien residential real estate loans. The credit facility enables the mortgage banking customers to close single family first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. These individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold to the secondary market investor. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to payoff the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer. As of June 30, 2012, the Bank had eight warehouse loan clients with $89 million of outstanding loans from total credit lines of $171 million.

Asset Quality

The composition of loans classified within the allowance for loan losses follows:

Table 7 – Classified Assets

(in thousands)	June 30, 2012	December 31, 2011

Loss	$231	$-
Doubtful	-	-
Substandard	39,498	43,088
Special Mention/Watch	52,372	35,455

Total	$92,101	$78,543

Approximately $16 million and $7 million of loans acquired from the TCB acquisition were classified above as Substandard and Special Mention/Watch, respectively at June 30, 2012. Because acquired loans are recorded at their estimated fair values at Acquisition Date, a loss allocation is not carried over or recorded for acquired loans as of the Acquisition Date. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

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

For “Pass” rated loans, management evaluates the loan portfolio by reviewing the historical loss rate for each respective loan type. Management evaluates the following historical loss rate scenarios:

●	Rolling four quarters
●	Rolling eight quarters average
●	Rolling twelve quarters average
●	Rolling sixteen quarters average
●	Current year to date historical loss factor (average)
●	Prior annual three year historical loss factors
●	Peer group data

Currently, management has assigned a greater emphasis to the rolling eight quarter average and rolling twelve quarter average when determining its historical loss factors for its “Pass” rated loans.

Historical loss rates for non-accrual loans and loans that are past due 90 days or more and that are not specifically classified are analyzed using loss migration analysis by loan type of prior year loss results.

Loan categories are evaluated utilizing subjective factors in addition to the historical loss calculations to determine a loss allocation for each of those types. Management assigns risk multiples to certain categories to account for qualitative factors such as:

●	Concentrations of credit;
●	Nature, volume and seasoning of particular loan portfolios;
●	Experience, ability and depth of lending staff;
●	Effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;
●	Trends that could impact collateral values;
●	Expectations regarding business cycles;
●	Credit quality trends (including trends in classified, past due and nonperforming loans);
●	Competition, legal and regulatory requirements;
●	General national and local economic and business conditions;
●	Offering of new loan products; and
●	Expansion into new markets.

As this analysis, or any similar analysis, is an imprecise measure of loss, the allowance is subject to ongoing adjustments. Therefore, management will often take into account other significant factors that may be necessary or prudent in order to reflect probable incurred losses in the total loan portfolio

Loans, including impaired loans under FASB ASC Topic 310-10-35, Accounting by Creditors for Impairment of a Loan, but excluding consumer loans, are typically placed on non-accrual status when the loans become past due 80 days or more as to principal or interest, unless the loans are adequately secured and in the process of collection. Past due status is based on how recently payments have been received. When loans are placed on non-accrual status, all unpaid interest is reversed from interest income and accrued interest receivable. These loans remain on non-accrual status until the borrower demonstrates the ability to become and remain current or the loan or a portion of the loan is deemed uncollectible and is charged off.

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

Allowance for Loan Losses

The Bank’s allowance for loan losses decreased $2 million during the first six months of 2012 to $23 million at June 30, 2012. As a percent of total loans, the traditional banking allowance for loans losses decreased to 0.92% at June 30, 2012 compared to 1.05% at December 31, 2011 and 1.17% at June 30, 2011.

Notable fluctuations in the allowance for loan losses were as follows:

●
The Bank decreased its “Substandard” rated loan loss allowance by a net $2.1 million during the first six months of 2012. Charge-offs within the Company’s Substandard loan category totaled $4.4 million for the first six months of 2012. A significant portion of these charge-offs were for loans previously reserved for in prior quarters. The charge-offs were offset by approximately $2.3 million in additional allocations recorded for Substandard loans during the first six months of 2012.

●
The Bank increased its “Special Mention/Watch” rated loan loss allowance by a net $522,000 during the first six months of 2012 due primarily to an updated loss migration analysis in combination with an increase in this portfolio balance.

●
Primarily as a result of a decline in balances associated with the Bank’s 90-day delinquent and/or non-accrual retail and small dollar commercial relationships not specifically evaluated as part of the Bank’s large-dollar commercial classified asset review process, the Bank decreased its loan loss allowance by a net $600,000 during the first six months of 2012 for this category.

●
The Bank increased its overall allowance for its “Pass” rated credits by a net $600,000 during the first six months of 2012 attributable primarily to loan portfolio growth and an increase the Bank’s average historical loss rates during the period.

Prior to January 1, 2012, the Bank’s allowance for loan losses calculation was supported with qualitative factors, as described above, which contributed to a nominal “unallocated” component that totaled $1.9 million as of December 31, 2011. The Bank believes that historically the “unallocated” allowance properly reflected estimated credit losses determined in accordance with GAAP. The unallocated allowance was primarily related to RB&T’s loan portfolio, which is highly concentrated in the Kentucky and Southern Indiana real estate markets. These markets have remained relatively stable during the current economic downturn, as compared to other parts of the U.S.. With the Bank’s recent expansion into the Nashville MSA, Tennessee market, its plans to pursue future acquisitions into potentially new markets through FDIC-assisted transactions and its offering of new loan products, such as mortgage warehouse lines of credit, the Bank elected to revise its methodology to provide a more detailed calculation when estimating the impact of qualitative factors over the Bank’s various loan categories.

In executing this methodology change, the Bank focused primarily on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and are generally not included in the scope of ASC Topic 310-10-35 Accounting by Creditors for Impairment of a Loan. These portfolios are typically not graded and not subject to annual review. Such groups of loans include:

●	Residential real estate – Owner Occupied
●	Residential real estate – Non Owner Occupied
●	Home Equity
●	Consumer
●	Overdrafts
●	Credit Cards

This methodology change had no material impact on the Bank’s provision for loan losses for the three and six months ended June 30, 2012. Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2012 and December 31, 2011.

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans 90 days or more past due and still accruing. Impaired loans that are not placed on non-accrual status are not included in non-performing loans. The non-performing loan category includes impaired loans totaling approximately $16 million at June 30, 2012.

Non-performing loans to total loans decreased to 0.93% at June 30, 2012, from 1.02% at December 31, 2011, as the total balance of non-performing loans decreased by $728,000 for the same period.

The following table details the Bank’s non-performing loans and non performing assets and select credit quality ratios:

Table 8 – Non-performing Loans and Non-performing Assets

(in thousands)	June 30, 2012	December 31, 2011

Loans on non-accrual status	$22,578	$23,306
Loans past due 90 days or more and still on accrual	-	-

Total non-performing loans	22,578	23,306
Other real estate owned	18,345	10,956
Total non-performing assets	$40,923	$34,262

Total Company Credit Quality Ratios:

Non-performing loans to total loans	0.93%	1.02%
Non-performing assets to total loans (including OREO)	1.66%	1.49%
Non-performing assets to total assets	1.25%	1.00%

Traditional Banking Credit Quality Ratios:

Non-performing loans to total loans	0.93%	1.02%
Non-performing assets to total loans (including OREO)	1.66%	1.49%
Non-performing assets to total assets	1.26%	1.10%

______________________
(1)	Loans on non-accrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Approximately $13 million of the Bank’s total non-performing loans at June 30, 2012 are in the residential real estate category with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank does not consider any of these loans to be “sub-prime.”

Approximately $935,000 of the non accrual loans at June 30, 2012 related to the TCB acquisition. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

The composition of the Company’s non-performing loans follows:

Table 9 – Non-performing Loan Composition

(in thousands)	June 30, 2012	December 31, 2011

Residential real estate:
Owner occupied	$12,398	$12,183
Non owner occupied	864	1,565
Commercial real estate	2,284	3,032
Commercial real estate - purchased whole loans	-	-
Real estate construction	3,912	2,521
Commercial	351	373
Warehouse lines of credit	-	-
Home equity	2,677	3,603
Consumer:
Credit cards	-	-
Overdrafts	-	-
Other consumer	92	29

Total non-performing loans	$22,578	$23,306

Table 10 – Non-performing Loans to Total Loans by Loan type

(in thousands)	June 30, 2012	December 31, 2011

Residential real estate:
Owner occupied	1.13%	1.24%
Non owner occupied	0.99%	1.58%
Commercial real estate	0.35%	0.47%
Commercial real estate - purchased whole loans	0.00%	0.00%
Real estate construction	5.17%	3.74%
Commercial	0.27%	0.31%
Warehouse lines of credit	0.00%	0.00%
Home equity	1.03%	1.29%
Consumer:
Credit cards	0.00%	0.00%
Overdrafts	0.00%	0.00%
Other consumer	0.66%	0.29%

Total non performing loans to total loans	0.93%	1.02%

Based on the Bank’s review of the large individual non-performing commercial credits, management believes that its reserves as of June 30, 2012, are adequate to absorb probable losses on these non-performing loans.

The following tables detail the Bank’s non-performing loan activity for 2012:

Table 11 – Non-performing Loan Activity During 2012

(in thousands)

Non-performing loans at January 1, 2012	$23,306
Loans added to non-performing status	9,175
Non-performing loans purchased	936
Loans removed from non-performing status	(10,468)
Principal paydowns	(371)

Non-performing loans at June 30, 2012	$22,578

Table 12 – Detail of Loans Removed from Non-Performing Status During 2012

(in thousands)

Loans charged off	$1,799
Loans transferred to OREO	4,082
Loans refinanced at other institutions	1,909
Loans returned to accrual status	2,678

Total loans removed from non-performing status	$10,468

Delinquent Loans

The composition of the Bank’s past due loans follows:

Table 13 – Delinquent Loan Composition

(in thousands)	June 30, 2012	December 31, 2011

Residential real estate:
Owner occupied	$9,541	$13,208
Non owner occupied	1,066	1,091
Commercial real estate	2,474	5,126
Commercial real estate - purchased whole loans	-	-
Real estate construction	1,688	541
Commercial	95	105
Warehouse lines of credit	-	-
Home equity	2,846	4,041
Consumer:
Credit cards	114	53
Overdrafts	86	129
Other consumer	210	139

Total delinquent loans	$18,120	$24,433

The Bank had $39 million in loans outstanding related to the TCB acquisition at June 30, 2012, with approximately $672,000 of these loans past due greater than 30 days. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

All loans greater than 90 days past due or more as of June 30, 2012 and December 31, 2011 were on non-accrual status.

Table 14 – Delinquent Loans to Total Loans by Loan Type (1)

(in thousands)	June 30, 2012	December 31, 2011

Residential real estate:
Owner occupied	0.87%	1.34%
Non owner occupied	1.23%	1.10%
Commercial real estate	0.38%	0.80%
Commercial real estate - purchased whole loans	0.00%	0.00%
Real estate construction	2.23%	0.80%
Commercial	0.07%	0.09%
Warehouse lines of credit	0.00%	0.00%
Home equity	1.09%	1.44%
Consumer:
Credit cards	1.36%	0.62%
Overdrafts	13.80%	13.58%
Other consumer	1.50%	1.40%

Total delinquent loans to total loans	0.74%	1.07%
__________________
(1)	– Represents total loans over 30 days past due divided by total loans.

Impaired Loans and TDRs

The Bank defines impaired loans as follows:

●	All loans internally classified as “Substandard,” “Doubtful” or “Loss;”
●	All loans internally classified as “Special Mention/Watch” on non-accrual status;
●	All non-classified retail and commercial loan TDRs;
●	Purchased credit impaired loans whereby current projected cash flows have deteriorated since acquisition, or cash flows cannot be reasonably estimated in terms of timing and amounts; and
●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

The Bank’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $92 million at June 30, 2012 compared to $77 million at December 31, 2011. Approximately $11 million in impaired loans were added during 2012 in connection with the TCB acquisition. There was no allowance for loan loss allocation related to this portfolio as of June 30, 2012. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of June 30, 2012, the Bank had $84 million in TDRs, of which $11 million were also on non-accrual status. As of December 31, 2011, the Bank had $67 million in TDRs, of which $6 million were also on non-accrual status.

The composition of the Bank’s impaired loans follows:

Table 15 – Impaired Loan Composition

(in thousands)	June 30, 2012	December 31, 2011

Troubled debt restructurings	$83,628	$67,022
Classifed loans (which are not TDRs)	8,581	10,171

Total impaired loans	$92,209	$77,193

Approximately $11 million in impaired loans were added during 2012 in connection with the TCB acquisition. Substantially all of these loans became classified as “impaired” through a modification of the original loan, which the Bank deemed to be a TDR. See additional discussion under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

See Footnote 4 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

OREO

Table 16 – OREO Composition

(in thousands)	June 30, 2012	December 31, 2011

Residential real estate:
Owner occupied	$7,382	$4,337
Non owner occupied	279	417
Commercial real estate	2,361	2,030
Real estate construction	8,323	4,172

Total OREO	$18,345	$10,956

Table 17 – Rollforward of OREO Activity

(in thousands)	2012	2011

Balance, January 1	$10,956	$11,973
OREO acquired from TCB acquisition at fair value	9,830	-
Transfer from loans to OREO	12,078	6,574
Proceeds from sale	(14,597)	(6,552)
Net gain on sale	419	244
Writedowns	(341)	(227)

Balance, June 30	$18,345	$12,012

On January 27, 2012, the Bank acquired $14 million in OREO related to the TCB acquisition which was reduced by a $5 million fair value adjustment as of the Acquisition Date. The fair value represents the estimated value that management expects to receive when the property is sold, net of related costs to sell. These estimates were based on the most recently available real estate appraisals, with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the property. Subsequent to the Acquisition Date, the Bank sold $6 million in TCB related OREO, ending the period with $3 million in OREO outstanding related to the TCB acquisition. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

Approximately $5.1 million of the ending OREO balance related to one land development property added during the first quarter of 2012 located in the Bank’s greater Louisville, Kentucky market. Also during the first quarter of 2012, the Company foreclosed on a $1.6 million owner occupied residential real estate property located in central Kentucky.

Deposits

Total Company deposits increased $171 million from December 31, 2011 to $1.9 billion at June 30, 2012. Total Company interest-bearing deposits increased $66 million, or 5% and total Company non interest-bearing deposits increased $105 million, or 26%. Deposits related to the TCB acquisition totaled $75 million at June 30, 2012, consisting of $60 million in interest-bearing deposits and $15 million in non interest-bearing deposits.

Excluding non interest-bearing deposits associated with TCB, non interest-bearing deposits increased $97 million, or 24% during the first six months of 2012. Within the Traditional Banking segment, the Bank experienced growth of approximately $55 million in its Analysis Checking and Money Manager Free Checking accounts, which are the Bank’s key products offered to small and medium sized businesses.

Non-interest bearing accounts, in general, remain an attractive product offering to clients due to the unlimited FDIC insurance associated with non-interest bearing accounts. This unlimited guaranty by the FDIC is currently set to expire on December 31, 2012. Management believes that the expiration of the unlimited FDIC insurance guaranty will have a negative impact on the Bank’s non-interest bearing deposit balances, however, at this time, management cannot precisely predict how large an impact it may be.

Excluding interest-bearing deposits associated with TCB, interest-bearing deposits increased only $7 million, or 1%, during the first six months of 2012.

See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

Federal Home Loan Bank Advances

FHLB advances decreased $396 million from December 31, 2011 to $539 million at June 30, 2012. During the first quarter of 2012, the Bank paid off $300 million in FHLB advances which were acquired in the fourth quarter of 2011 to fund RALs during the first quarter of 2012. These 90 day advances had a weighted average interest rate of 0.10%. Also, as discussed in the “Non interest Expense” section of this filing, during the first quarter of 2012, the Bank prepaid $81 million in FHLB advances that were originally scheduled to mature between October 2012 and May 2013 The Bank incurred a $2.4 million early termination penalty in connection with this transaction.

In addition to using FHLB advances as a funding source, the Bank also utilizes longer-term FHLB advances as an interest rate risk management tool. Overall use of these advances during a given year are dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. With many of the Bank’s loan originations during 2011 and 2012 having repricing terms longer than five years, management elected to borrow $140 million during 2012 (primarily during the second quarter) to mitigate its risk of future increases in market interest rates. The overall weighted average life of these borrowings was 4 years with a weighted average cost of funds of 1.40%.

Management also projects that it could utilize additional long-term advances during the remainder of 2012 to further mitigate its risk from future increases in interest rates. Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time. If the Bank does obtain longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

Liquidity

The Bank has a loan to deposit ratio (excluding brokered deposits) of 136% at June 30, 2012 and 140% at December 31, 2011. Historically, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At June 30, 2012 and December 31, 2011, the Bank had cash and cash equivalents on-hand of $124 million and $363 million. In addition, the Bank had available collateral to borrow an additional $448 million and $38 million, respectively from the FHLB at June 30, 2012 and December 31, 2011. In addition to its borrowing line with the FHLB, the Bank also had unsecured lines of credit totaling $196 million available through various other financial institutions as of March, 31 2012, while the holding company had available $20 million through its own borrowing line.

During the fourth quarter of 2011, the Bank chose to utilize a portion of its traditional borrowing lines from the FHLB to partially fund RALs for the first quarter 2012 tax season at the TRS division. As a result, the Bank obtained $300 million of cash from the FHLB via advances with a 3-month life. In recent years the Bank has traditionally utilized brokered deposits for its RAL funding. The change in strategy for the first quarter 2012 tax season to partially fund RALs with FHLB advances was made due to the relatively low all-in cost of the advances as compared to brokered deposits, including the impact to the cost of FDIC insurance. The Bank also obtained additional funding for RALs during the first quarter of 2012 through brokered deposits, all of which matured prior to the end of the first quarter of 2012. The weighted average cost of these brokered deposits was 0.32% for the first six months of 2012.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At June 30, 2012 and December 31, 2011, these pledged investment securities had a fair value of $503 million and $621 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

At June 30, 2012, the Bank had approximately $255 million from 39 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The 10 largest non-sweep deposit relationships represented approximately $167 million of the total balance. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Management does not believe that the Bank’s liquidity position was significantly impacted as a result of TCB acquisition. As previously disclosed regarding the TCB acquisition, RB&T acquired $62 million in cash and cash equivalents as well as $43 million of investment securities at fair value. In addition, subsequent to the Acquisition Date, RB&T received approximately $785 million in cash from the FDIC representing the net difference between the assets acquired and the liabilities assumed adjusted for the discount RB&T received for the transaction. Approximately $35 million and $5 million of the acquired TCB securities were sold and called subsequent to the acquisition. The remaining securities provide monthly cash flows in the form of principal and interest payments. See additional discussion regarding the TCB acquisition under Footnote 2 “Bank Acquisition” of Part I Item 1 “Financial Statements.”

As permitted by the FDIC, RB&T had the option to re-price the acquired deposit portfolios to current market rates within seven days of the Acquisition Date. In addition, depositors had the option to withdraw funds without penalty. RB&T chose to re-price all of the acquired interest-bearing deposits, including transaction, time and brokered deposits. This re-pricing triggered time and brokered deposit run-off in-line with management’s expectations. Through June 30, 2012, approximately 94% of the assumed interest bearing deposit account balances had exited RB&T, with no penalty on the applicable time and brokered deposits. At June 30, 2012, RB&T had $75 million of deposits remaining from the TCB acquisition.

For additional discussion regarding TRS, see the following sections:
●  Part I Item 1 “Financial Statements:”
o  Footnote 1 “Summary of Significant Accounting Policies”
o  Footnote 4 “Loans and Allowance for Loan Losses”
o  Footnote 5 “Deposits”
o  Footnote 6 “Off Balance Sheet Risks, Commitments and Contingent Liabilities”
o  Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o  “Business Segment Composition”
o  “Overview”
o  “Results of Operations”

For additional discussion regarding RAL Provision for Loan Losses see Footnote 4 “Loans and Allowance for Loans Losses.”

Capital

Total stockholders’ equity increased from $452 million at December 31, 2011 to $540 million at June 30, 2012. The increase in stockholders’ equity was primarily attributable to net income earned during 2012 reduced by cash dividends declared. In addition, stockholders’ equity also increased to a lesser extent from stock option exercises.

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

Dividend Restrictions – The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At June 30, 2012, RB&T could, without prior approval, declare dividends of approximately $197 million. The Company does not plan to pay dividends from its Florida subsidiary, Republic Bank, in the foreseeable future.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OCC. Republic’s average stockholders’ equity to average assets ratio was 14.04% at June 30, 2012 compared to 14.00% at December 31, 2011. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of June 30, 2012 and December 31, 2011:

Table 18 – Capital Ratios

	As of June 30, 2012		As of December 31, 2011
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$579,216	27.50%	$501,188	24.74%
Republic Bank & Trust Co.	530,788	26.24	447,143	22.97
Republic Bank	15,029	18.24	16,441	20.34

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$557,822	26.49%	$478,003	23.59%
Republic Bank & Trust Co.	486,988	24.07	401,529	20.63
Republic Bank	13,985	16.98	15,420	19.08

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$557,822	16.94%	$478,003	14.77%
Republic Bank & Trust Co.	486,988	15.01	401,529	12.78
Republic Bank	13,985	13.36	15,420	14.44

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

The Company did not run a model simulation for declining interest rates as of June 30, 2012 and December 31, 2011, because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur. Overall, the indicated change in net interest income as of June 30, 2012 was worse than the indicated change as of December 31, 2011 in an “up” interest rate scenario.

The reason for the improvement in the Company’s position in an “up” interest rate environment was primarily from the previously discussed increase in long-term FHLB advances during the second quarter of 2012. Because the interest rate sensitivity model measures the impact of changing interest rates to net interest income for the next twelve month period, assets with a repricing duration of greater than one year will negatively impact net interest income in an “up” rate scenario. While this growth in advances positively impacted the Company’s interest rate risk position in a rising rate environment, it negatively impacted the Company’s current earnings, in the near-term, due to an increase in its cost of funds.

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

The following table illustrates Republic’s projected net interest income sensitivity profile based on the asset/liability model as of June 30, 2012 and December 31, 2011. The Company’s interest rate sensitivity model does not include loan fees within interest income. In addition, management does not believe that the net interest income associated with RPG, which was substantially driven by RAL fee income, is interest rate sensitive. As a result, the following interest rate sensitivity analysis does not include the impact of the RPG division. During the 12 months from July 1, 2011 through June 30, 2012, loan fees (excluding RAL fees) included in interest income were $3.6 million.

Table 19 – Traditional Banking Interest Rate Sensitivity for 2012

	Previous		Increase in Rates
	Twelve		100	200	300
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$-	$8	$32	$57	$82
Investment securities	16,954	12,471	15,216	17,572	19,810
Loans, excluding loan fees (1)	119,326	115,728	123,485	131,807	140,750
Total interest income, excluding loan fees	136,280	128,207	138,733	149,436	160,642

Projected interest expense:
Deposits	7,418	4,534	13,092	21,401	29,409
Securities sold under agreements to repurchase	506	311	2,255	4,200	6,143
Federal Home Loan Bank advances and other
long-term borrowings	19,872	16,583	17,515	18,462	18,464
Total interest expense	27,796	21,428	32,862	44,063	54,016

Net interest income, excluding loan fees	$108,484	$106,779	$105,871	$105,373	$106,626
Change from base			$(908)	$(1,406)	$(153)
% Change from base			-0.85%	-1.32%	-0.14%

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

Overdraft Litigation

On August 1, 2011, a lawsuit was filed in the United States District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads six claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, KRS §367, et seq. (Count VI). RB&T filed a Motion to Dismiss the case on January 12, 2012. In response, Plaintiff filed its Motion to Amend the Complaint on February 23, 2012. In Plaintiff’s proposed Amended Complaint, Plaintiff acknowledges disclosure of the Overdraft Honor Policy and does not seek to add any claims to the Amended Complaint. However, Plaintiff divided the breach of contract and breach of the covenant of good faith and fair dealing claims into two counts (Counts One and Two). In the original Complaint, those claims were combined in Count One. RB&T filed its objection to Plaintiff’s Motion to Amend. On June 16, 2012, the District Court denied the Plaintiff’s Motion to Amend concluding that she lacked the ability to automatically amend the complaint as of right. However, the Court held that she could be permitted to amend if she could first demonstrate that her amendment would not be futile and the she had standing to sue despite RB&T’s offer of judgment. The Court declined to rule on that issue at this time and ordered the case stayed pending a decision by the United States Court of Appeals for the Sixth Circuit in a case on appeal with the same standing issue. RB&T intends to vigorously defend its case. Management continues to closely monitor this case, but is unable to estimate, at this time, the possible loss or range of possible loss, if any, that may result from this lawsuit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2012 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

April 1 - April 30	3,015	$23.30	3,015
May 1 - May 31	3,147	20.08	3,147
June 1 - June 30	245	20.69	245
Total	6,407	$21.62	6,407	596,782

During 2012, the Company repurchased 6,407 shares and there were 5,460 shares exchanged for stock option exercises. During November of 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2012, the Company had 596,782 shares which could be repurchased under its current share repurchase programs.

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

101**
Interactive data files: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2012 and 2011, (iii) Consolidated Statement of Stockholders’ Equity for the three months ended June 30, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

August 9, 2012	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

August 9, 2012	By:	Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer