Form 10-Q
period 2012-09-30
REPUBLIC BANCORP INC /KY/
filed 2012-11-08
CIK 921557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 31, 2012, was 18,674,767 and 2,271,346, respectively.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
	September 30,	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$96,187	$362,971
Securities available for sale	533,236	645,948
Securities to be held to maturity (fair value of $48,448 in 2012 and $28,342 in 2011)	48,026	28,074
Mortgage loans held for sale	3,385	4,392
Loans, net of allowance for loan losses of $24,100 and $24,063 (2012 and 2011)	2,618,257	2,261,232
Federal Home Loan Bank stock, at cost	28,784	25,980
Premises and equipment, net	32,984	34,681
Goodwill	10,168	10,168
Other real estate owned	25,148	10,956
Other assets and accrued interest receivable	39,601	35,589

TOTAL ASSETS	$3,435,776	$3,419,991

LIABILITIES

Deposits
Non interest-bearing	$514,893	$408,483
Interest-bearing	1,540,717	1,325,495
Total deposits	2,055,610	1,733,978

Securities sold under agreements to repurchase and other short-term borrowings	169,839	230,231
Federal Home Loan Bank advances	553,487	934,630
Subordinated note	41,240	41,240
Other liabilities and accrued interest payable	57,844	27,545

Total liabilities	2,878,020	2,967,624

STOCKHOLDERS' EQUITY

Preferred stock, no par value	-	-
Class A Common Stock and Class B Common Stock, no par value	4,945	4,947
Additional paid in capital	132,797	131,482
Retained earnings	414,133	311,799
Accumulated other comprehensive income	5,881	4,139

Total stockholders' equity	557,756	452,367

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,435,776	$3,419,991

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)1
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
INTEREST INCOME:
Loans, including fees	$31,292	$30,225	$137,118	$148,229
Taxable investment securities	2,483	3,864	8,654	11,549
Federal Home Loan Bank stock and other	353	337	1,757	1,730
Total interest income	34,128	34,426	147,529	161,508
INTEREST EXPENSE:
Deposits	1,197	2,057	3,949	7,267
Securities sold under agreements to repurchase and other short-term borrowings	110	111	340	535
Federal Home Loan Bank advances	3,619	4,467	11,245	13,857
Subordinated note	630	628	1,891	1,886
Total interest expense	5,556	7,263	17,425	23,545
NET INTEREST INCOME	28,572	27,163	130,104	137,963
Provision for loan losses	2,083	(140)	13,719	17,503
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,489	27,303	116,385	120,460
NON INTEREST INCOME:
Service charges on deposit accounts	3,438	3,421	10,027	10,581
Refund transfer fees	231	425	78,127	88,071
Mortgage banking income	2,274	1,352	5,591	3,092
Debit card interchange fee income	1,390	1,415	4,387	4,392
Bargain purchase gain - Tennessee Commerce Bank	(189)	-	27,614	-
Bargain purchase gain - First Commercial Bank	27,112	-	27,112	-
Gain on sale of banking center	-	2,856	-	2,856
Gain on sale of securities available for sale	-	301	56	2,208
Total impairment losses on investment securities	-	-	-	(279)
Gain recognized in other comprehensive income	-	-	-	-
Net impairment loss recognized in earnings	-	-	-	(279)
Other	589	706	2,826	2,235
Total non interest income	34,845	10,476	155,740	113,156
NON INTEREST EXPENSES:
Salaries and employee benefits	14,921	13,145	46,205	43,634
Occupancy and equipment, net	5,718	5,138	16,936	16,436
Communication and transportation	1,045	1,081	4,667	4,468
Marketing and development	828	736	2,670	2,508
FDIC insurance expense	287	918	1,008	3,718
Bank franchise tax expense	729	713	3,363	2,992
Data processing	1,030	787	3,446	2,352
Debit card interchange expense	648	566	1,909	1,690
Supplies	270	409	1,748	1,617
Other real estate owned expense	1,328	608	2,488	1,467
Charitable contributions	232	178	3,110	5,710
Legal expense	388	784	1,283	3,123
FDIC civil money penalty	-	-	-	2,000
FHLB advance prepayment expense	-	-	2,436	-
Other	2,338	1,375	7,097	6,067
Total non interest expenses	29,762	26,438	98,366	97,782
INCOME BEFORE INCOME TAX EXPENSE	31,572	11,341	173,759	135,834
INCOME TAX EXPENSE	10,904	3,471	61,041	47,889
NET INCOME	$20,668	$7,870	$112,718	$87,945

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.99	$0.38	$5.38	$4.20
Class B Common Stock	0.97	0.36	5.34	4.16
DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.98	$0.38	$5.36	$4.19
Class B Common Stock	0.97	0.36	5.32	4.15

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$20,668	$7,870	$112,718	$87,945

OTHER COMPREHENSIVE INCOME

Unrealized gain on securities available for sale	649	3,588	2,324	5,474
Change in unrealized losses on securities available for sale for which a portion of an other-than-temporary impairment has
been recognized in earnings	374	143	411	(75)
Realized amount on securities sold	-	(300)	(55)	(2,208)
Reclassification adjustment for losses realized in income	-	-	-	(279)
Net unrealized gains	1,023	3,431	2,680	2,912
Tax effect	(358)	(1,201)	(938)	(1,019)
Net of tax amount	665	2,230	1,742	1,893

COMPREHENSIVE INCOME	$21,333	$10,100	$114,460	$89,838

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2012
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders'
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2012	18,652	2,300	$4,947	$131,482	$311,799	$4,139	$452,367

Net income	-	-	-	-	112,718	-	112,718

Net change in accumulated other comprehensive
income	-	-	-	-	-	1,742	1,742

Dividend declared Common Stock:
Class A ($0.484 per share)	-	-	-	-	(9,033)	-	(9,033)
Class B ($0.440 per share)	-	-	-	-	(1,007)	-	(1,007)

Stock options exercised, net of shares redeemed	8	-	2	213	(68)	-	147

Repurchase of Class A Common Stock	(17)	-	(4)	(106)	(276)	-	(386)

Conversion of Class B Common Stock to Class A
Common Stock	29	(29)	-	-	-	-	-

Notes receivable on Common Stock, net of
cash payments	-	-	-	413	-	-	413

Deferred director compensation expense -
Company Stock	1	-	-	140	-	-	140

Stock based compensation expense	-	-	-	655	-	-	655

Balance, September 30, 2012	18,673	2,271	$4,945	$132,797	$414,133	$5,881	$557,756

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (in thousands)
	2012	2011
OPERATING ACTIVITIES:
Net income	$112,718	$87,945
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation, amortization and accretion, net	7,348	2,393
Provision for loan losses	13,719	17,503
Net gain on sale of mortgage loans held for sale	(6,541)	(2,976)
Origination of mortgage loans held for sale	(166,224)	(93,052)
Proceeds from sale of mortgage loans held for sale	173,772	106,535
Net realized impairment of mortgage servicing rights	129	203
Net realized gain on sales, calls and impairment of securities	(56)	(1,929)
Net gain on sale of other real estate owned	(381)	(424)
Writedowns of other real estate owned	1,207	463
Deferred director compensation expense - Company Stock	140	130
Stock based compensation expense	655	213
Bargain purchase gains on acquisitions	(54,726)	-
Gain on sale of banking center	-	(2,856)
Net change in other assets and liabilities:
Accrued interest receivable	(409)	(308)
Accrued interest payable	(228)	(566)
Other assets	5,864	3,115
Other liabilities	16,347	17,660
Net cash provided by operating activities	103,334	134,049

INVESTING ACTIVITIES:
Net cash received in FDIC-assisted transactions	921,161	-
Purchases of securities available for sale	(61,716)	(694,640)
Purchases of securities to be held to maturity	(23,115)	(500)
Purchases of Federal Home Loan Bank stock	-	(1)
Proceeds from calls, maturities and paydowns of securities available for sale	193,403	384,947
Proceeds from calls, maturities and paydowns of securities to be held to maturity	3,354	4,114
Proceeds from sales of securities available for sale	38,724	160,075
Proceeds from sales of Federal Home Loan Bank stock	62	60
Proceeds from sales of other real estate owned	21,688	10,622
Purchase of commercial real estate loans	-	(32,650)
Net change in loans	(184,454)	(50,848)
Net purchases of premises and equipment	(2,499)	(1,845)
Sale of banking center	-	(15,410)
Net cash provided by/(used in) investing activities	906,608	(236,076)

FINANCING ACTIVITIES:
Net change in deposits	(822,074)	(468,372)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(60,392)	(91,160)
Payments of Federal Home Loan Bank advances	(589,208)	(55,146)
Proceeds from Federal Home Loan Bank advances	205,000	15,000
Repurchase of Common Stock	(386)	(411)
Net proceeds from Common Stock options exercised	147	438
Cash dividends paid	(9,813)	(9,120)
Net cash used in financing activities	(1,276,726)	(608,771)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(266,784)	(710,798)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	362,971	786,371
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,187	$75,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$17,653	$24,118
Income taxes	68,603	34,706

SUPPLEMENTAL NONCASH DISCLOSURES
Transfers from loans to real estate acquired in settlement of loans	$16,018	$9,873
Loans provided for sales of other real estate owned	591	1,963

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – SEPTEMBER 30, 2012 AND 2011 (UNAUDITED) AND DECEMBER 31, 2011

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly-owned subsidiaries: Republic Bank & Trust Company (“RB&T”) and Republic Bank (“RB”) (collectively referred together as the “Bank”), Republic Funding Company and Republic Invest Co. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust (“RBCT”) is a Delaware statutory business trust that is a wholly-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. All companies are collectively referred to as “Republic” or the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2011.

As of September 30, 2012, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the newly formed RPG segment.

Traditional Banking and Mortgage Banking (collectively “Core Banking”)

Republic operates 44 banking centers, primarily in the retail banking industry, and conducts its operations predominately in metropolitan Louisville, Kentucky; central Kentucky; northern Kentucky; southern Indiana; metropolitan Tampa, Florida; metropolitan Cincinnati, Ohio; metropolitan Nashville, Tennessee, metropolitan Minneapolis, Minnesota and through an Internet banking delivery channel.

Effective January 27, 2012, RB&T acquired certain assets and assumed substantially all of the deposits and certain other liabilities of Tennessee Commerce Bank (“TCB”), headquartered in Franklin, Tennessee from the FDIC, as receiver for TCB. This acquisition of a failed bank represented a single banking center located in metropolitan Nashville and was also RB&T’s initial entrance into the Tennessee market

Effective September 7, 2012 RB&T acquired substantially all of the assets and assumed substantially all of the liabilities of First Commercial Bank (“FCB”), headquartered in Bloomington, Minnesota from the FDIC, as receiver for FCB. This acquisition of a failed bank represented a single banking center located in metropolitan Minneapolis and was also RB&T’s initial entrance into the Minnesota market. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

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

RPG

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. Nationally, through RB, the RPS division is preparing to become an issuing bank to offer general purpose reloadable prepaid debit, payroll, gift and incentive cards through third party program managers. Nationally, through RB&T, the RCS division is preparing to pilot short-term consumer credit products through multiple channels.

TRS division:

Republic, through its TRS division, is one of a limited number of financial institutions that facilitates the payment of federal and state tax refund products through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers. The TRS division’s three primary tax-related products have historically included: Refund Transfers (“RTs”) (formerly referred to as Electronic Refund Checks/Electronic Refund Deposits or “ERCs/ERDs” or “ARs/ARDs”) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by the TRS division occurs in the first quarter of the year. The TRS division traditionally operates at a loss during the second half of the year, during which time the division incurs costs preparing for the upcoming year’s first quarter tax season.

As previously disclosed, effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS division. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order (collectively, the “Agreement”). As part of the Agreement, RB&T and the FDIC settled all matters set out in the FDIC’s Amended Notice of Charges dated May 3, 2011 and the lawsuit filed against the FDIC by RB&T. As required by this settlement, RB&T discontinued its offering of the RAL product effective April 30, 2012.

RTs are products whereby a tax refund is issued to the taxpayer after RB&T has received the refund from the federal or state government. There is no credit risk or borrowing cost for RB&T associated with these products because they are only delivered to the taxpayer upon receipt of the refund directly from the Internal Revenue Service (“IRS”). Fees earned on RTs are reported as non interest income under the line item “Refund Transfer fees.”

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

Termination of Material TRS Contracts:

On August 27, 2012, RB&T received a termination notice to the Amended and Restated Marketing and Servicing Agreement, dated November 29, 2011, with Liberty Tax Service (“Liberty”) related to RB&T’s RT products, as well as RB&T’s previously offered RAL product. Approximately 19% and 20% of the TRS division’s gross revenue for the nine months ended as of September 30, 2012 and 2011 was derived from Liberty tax offices.

On September 18, 2012, RB&T received a termination notice to the Amended and Restated Program Agreement, dated August 3, 2011, with Jackson Hewitt Technology Services LLC (“JHTSL”) related to RB&T’s RT products, as well as RB&T’s previously offered RAL product. Approximately 40% of the TRS division’s gross revenue for the nine months ended as of September 30, 2012 and 2011 was derived from JHTSL’s tax offices.

For additional discussion regarding TRS, a division of RPG, see the following sections:

●	Part I Item 1 “Financial Statements:”
	o	Footnote 4 “Loans and Allowance for Loan Losses”
	o	Footnote 6 “Federal Home Loan Bank Advances”
	o	Footnote 11 “Segment Information”
	o	Management’s Discussion and Analysis
●	Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
	o	Business Segment Composition
■ RPG Segment
● Discontinuance of the RAL Product and Future Competition
● Termination of Material TRS Contracts
●	Part II Item 1A “Risk Factors”

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

For the projected near-term, as the prepaid card program is being established, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the RPG business operating segment. The RPS division will not be reported as a separate business operating segment until such time, if any, that it becomes material to the Company’s overall results of operations.

The Company divides prepaid cards into two general categories: reloadable and non-reloadable cards.

Reloadable Cards: These types of cards are considered general purpose reloadable (“GPR”) cards. These cards may take the form of payroll cards issued to an employee by an employer to receive the direct deposit of their payroll. GPR cards can also be issued to a consumer at a retail location or mailed to a consumer after completing an on-line application. GPR cards can be reloaded multiple times with a consumer’s payroll, government benefit, a federal or state tax refund or through cash reload networks located at retail locations. Reloadable cards are generally open loop cards as described below.

Non-Reloadable Cards: These are generally one-time use cards that are only active until the funds initially loaded to the card are spent. These types of cards are considered gift or incentive cards. These cards may be open loop or closed loop, as described below. Normally these types of cards are used for the purchase of goods or services at retail locations and cannot be used to receive cash.

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

See additional discussion under Part II Item 1A “Risk Factors.”

RCS division:

Nationally, through RB&T, the RCS division is preparing to pilot short-term consumer credit products through multiple channels. In general, the credit products are expected to be unsecured small dollar consumer loans with maturities of 30 days or more, and are dependent on various factors including the consumer's ability to repay. All RCS programs will be piloted for a period of time to ensure all aspects are meeting expectations before continuation.

RB&T management preliminarily expects to fund RCS during its pilot phase with a nominal amount of capital. At the conclusion of its pilot phase, RB&T management will determine whether or not to expand or modify the program based on the results of the pilot phase. As with most start-up ventures, management expects the pilot to operate at a loss in its initial stages. Given the speculative nature of the program, management cannot currently predict how much money the program may lose during the pilot phase, however, RB&T does not plan to put more than $5 million of capital at risk until such time the program may become profitable.

Summary of New Significant Accounting Policies Related to the Acquisitions of Failed Banks:

Loans purchased in the acquisitions of failed banks may be accounted for using the following accounting standards:

●
FASB Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, is used to value loans with post origination credit quality deterioration. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC Topic 310-30, the expected cash flows that exceed the initial investment in the loan (fair value) represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans.

●
ASC Topic 310-20, Non refundable Fees and Other Costs, is used to value loans that have not demonstrated post origination credit quality deterioration and the acquirer expects to collect all contractually required payments from the borrower. For these loans, the difference between the fair value of the loan at acquisition and the amortized cost of the loan would be amortized or accreted into income using the interest method. The Bank has historically applied this ASC to its deferred loan fees and costs associated with its traditional loan portfolio. In 2012, the Bank expanded the scope of this ASC to account for discounts on purchased loans.

Purchased Credit Impaired Loans (ASC Topic 310-30) – Management individually evaluates substantially all purchased credit impaired loans. This evaluation allows management to determine the estimated fair value of the purchased credit impaired loans and includes no carryover of any previously recorded allowance for loan losses. In determining the estimated fair value of purchased credit impaired loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received. To the extent that any purchased credit impaired loan acquired in a FDIC-assisted acquisition is not specifically reviewed, management applies a loss estimate to that loan based on the average expected loss rates for the purchased credit impaired loans that were individually reviewed in that purchased loan portfolio. For the TCB and FCB acquisitions, RB&T elected to account for purchased credit impaired loans individually, as opposed to aggregating the loans into pools based on common risk characteristics such as loan type.

As provided for under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. Material events that occur during the measurement period will be analyzed to determine if the new information reflected facts and circumstances that existed as of the acquisition date that if known, would have affected the measurement of fair value of the amounts recognized as of the acquisition date. The measurement period ends as soon as the Bank receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is not obtainable. As previously mentioned, the measurement period is limited to one year from the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the final “day-one fair values.”

In determining the day-one fair values of purchased credit impaired loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management’s determination of the day-one fair values. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows will result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income. The accretable difference on purchased credit impaired loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the level yield method over the expected cash flow periods of the loans.

With regard to purchased credit-impaired loans which are accounted for under ASC Topic 310-30, management separately monitors this portfolio and on a quarterly basis and reviews the loans contained within this portfolio against the factors and assumptions used in determining the day-one fair values. In addition to its quarterly evaluation, a loan is typically reviewed when it is modified or extended, or when material information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral.

To the extent that a purchased credit impaired loan’s performance deteriorates from management’s expectation established in conjunction with the determination of the day-one fair values, such loan will be considered an impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. Any improvement in the expected performance of a purchased credit impaired loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

Purchased Loans (ASC Topic 310-20) – Purchased loans accounted for under ASC Topic 310-20 are accounted for as would any other Bank-originated loan including presentation in any of the credit quality ratios, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, purchased loans accounted for under ASC Topic 310-20 are considered in the determination of the required allowance for loan and lease losses once day-one fair value have been finalized.

Reclassifications and recasts – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on prior years’ net income. Additionally, as discussed above and in Footnote 2 “Acquisitions of Failed Banks,” during the second and third quarters of 2012 the Bank posted adjustments to the TCB acquired assets in the determination of day-one fair values, which resulted in an immaterial overall adjustment to the bargain purchase gain.

2.           ACQUISITIONS OF FAILED BANKS

OVERVIEW

As Republic entered the 2012 calendar year, it implemented an acquisition strategy to selectively grow its franchise as a complement to its internal growth strategies.

During 2012, RB&T acquired two failed institutions in FDIC-assisted transactions. RB&T acquired Tennessee Commerce Bank (“TCB”) during the first quarter of 2012 and First Commercial Bank (“FCB”) during the third quarter of 2012. The Company did not raise capital to complete either of the above acquisitions.

RB&T determined that the acquisitions of these failed banks constituted “business acquisitions” as defined by ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values, as required. Fair values were determined based on the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

TCB

On January 27, 2012, RB&T acquired specific assets and assumed substantially all of the deposits and specific other liabilities of TCB, headquartered in Franklin, Tennessee from the FDIC, as receiver for TCB, pursuant to the terms of a Purchase and Assumption Agreement — Whole Bank; All Deposits entered into among RB&T, the FDIC as receiver of TCB and the FDIC. On January 30, 2012, TCB’s sole location re-opened as a division of RB&T.

RB&T acquired approximately $221 million in notional assets from the FDIC as receiver for TCB. In addition, RB&T also recorded a receivable from the FDIC for approximately $785 million, which represented the net difference between the assets acquired and the liabilities assumed adjusted for the discount RB&T received for the acquisition. The FDIC paid approximately $771 million of this receivable on January 30, 2012 with the remaining $14 million paid on February 15, 2012.

FCB

On September 7, 2012, RB&T acquired specific assets and assumed substantially all of the liabilities of FCB, headquartered in Bloomington, Minnesota from the FDIC, as receiver for FCB, pursuant to the terms of a Purchase and Assumption Agreement — Whole Bank; All Deposits, entered into among RB&T, the FDIC as receiver of FCB and the FDIC. On September 10, 2012, FCB’s sole location re-opened as a division of RB&T.

RB&T acquired approximately $215 million in notional assets from the FDIC as receiver for FCB. In addition, RB&T also recorded a receivable from the FDIC for approximately $64 million, which represented the net difference between the assets acquired and the liabilities assumed adjusted for the discount RB&T received for the acquisition. The FDIC paid substantially all of this receivable to RB&T on September 10, 2012.

ACQUISITION SUMMARY

A summary of the assets acquired and liabilities assumed in the TCB and FCB acquisitions, including recast adjustments, follows:

Tennessee Commerce Bank	January 27, 2012

	As Previously Reported		As Recasted
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value
Assets acquired

Cash and cash equivalents	$61,943	$(89)	$(2)	$61,852
Securities available for sale	42,646	-	-	42,646
Loans to be repurchased by the FDIC, net of discount	19,800	(2,797)	-	17,003
Loans	79,112	(22,666)	830	57,276
Federal Home Loan Bank stock, at cost	2,491	-	-	2,491
Other assets and accrued interest receivable	945	(60)	-	885
Other real estate owned	14,189	(3,359)	(1,113)	9,717
Core deposit intangible	-	64	-	64
Discount	(56,970)	56,970	-	-
FDIC settlement receivable	784,545	-	-	784,545
Total assets acquired	$948,701	$28,063	$(285)	$976,479

Liabilities assumed

Deposits
Non interest-bearing	$19,754	$-	$-	$19,754
Interest-bearing	927,641	54	-	927,695
Total deposits	947,395	54	-	947,449

Accrued income taxes payable	-	9,988	(100)	9,888
Other liabilities and accrued interest payable	1,306	110	-	1,416

Total liabilities assumed	$948,701	$10,152	$(100)	$958,753

Equity

Bargain purchase gain, net of taxes	-	17,911	(185)	17,726
Other operating loss, net of taxes	-	-	-	-
Accumulated other comprehensive loss	-	-	-	-

Total liabilities assumed and equity	$948,701	$28,063	$(285)	$976,479

Information obtained subsequent to January 27, 2012 through the date of this filing was considered in forming TCB estimates of cash flows and collateral values as of the January 27, 2012 acquisition date.

First Commercial Bank	September 7, 2012

	Contractual	Fair Value	Fair
(in thousands)	Amount	Adjustments	Value
Assets acquired

Cash and cash equivalents	$10,524	$-	$10,524
Securities available for sale	12,002	-	12,002
Loans	171,744	(44,214)	127,530
Federal Home Loan Bank stock, at cost	407	-	407
Other assets and accrued interest receivable	829	(95)	734
Other real estate owned	19,360	(8,389)	10,971
Core deposit intangible	-	559	559
Discount	(79,412)	79,412	-
FDIC settlement receivable	64,326	-	64,326
Total assets acquired	$199,780	$27,273	$227,053

Liabilities assumed

Deposits
Non interest-bearing	$7,197	$-	$7,197
Interest-bearing	189,057	3	189,060
Total deposits	196,254	3	196,257

Federal Home Loan Bank advances	3,002	63	3,065
Accrued income taxes payable	-	9,706	9,706
Other liabilities and accrued interest payable	524	95	619

Total liabilities assumed	$199,780	$9,867	$209,647

Equity

Bargain purchase gain, net of taxes	-	17,406	17,406
Other operating loss, net of taxes	-	-	-
Accumulated other comprehensive loss	-	-	-

Total liabilities assumed and equity	$199,780	$27,273	$227,053

Information obtained subsequent to September 7, 2012 through the date of this filing was considered in forming FCB estimates of cash flows and collateral values as of the September 7, 2012 acquisition date.

A summary of the net assets acquired from the FDIC and the estimated fair value adjustments as of the respective acquisition dates follows:

Tennessee Commerce Bank	January 27, 2012
		Second Quarter	Third Quarter
	As Previously	Recast	Recast	As
(in thousands)	Reported	Adjustments	Adjustments	Recasted

Assets acquired, at contractual amount	$221,126	$-	$-	$221,126
Liabilities assumed, at contractual amount	(948,701)	-	-	(948,701)
Net liabilities assumed per the P&A Agreement	(727,575)	-	-	(727,575)

Contractual Discount	(56,970)	-	-	(56,970)
Net receivable from the FDIC	$(784,545)	$-	$-	$(784,545)

Fair value adjustments:
Loans	$(22,666)	$919	$(89)	$(21,836)
Discount for loans to be repurchased by the FDIC	(2,797)	-	-	(2,797)
Other real estate owned	(3,359)	(1,000)	(113)	(4,472)
Other assets and accrued interest receivable	(60)	-	-	(60)
Core deposit intangible	64	-	-	64
Deposits	(54)	-	-	(54)
All other	(199)	(15)	13	(201)
Total fair value adjustments	(29,071)	(96)	(189)	(29,356)

Discount	56,970	-	-	56,970
Bargain purchase gain, pre-tax	$27,899	$(96)	$(189)	$27,614

First Commercial Bank

(in thousands)	September 7, 2012

Assets acquired, at contractual amount	$214,866
Liabilities assumed, at contractual amount	(199,780)
Net liabilities assumed per the P&A Agreement	15,086

Contractual Discount	(79,412)
Net receivable from the FDIC	$(64,326)

Fair value adjustments:
Loans	$(44,214)
Other real estate owned	(8,389)
Other assets and accrued interest receviable	(95)
Core deposit intangible	559
Deposits	(3)
Federal Home Loan Bank advances	(63)
All other	(95)
Total fair value adjustments	(52,300)

Discount	79,412
Bargain purchase gain, pre-tax	$27,112

Tennessee Commerce Bank

During the first quarter of 2012, the Bank recorded an initial bargain purchase gain of $27.9 million as a result of the TCB acquisition. The bargain purchase gain was realized because the overall price paid by RB&T was substantially less than the fair value of the TCB assets acquired and liabilities assumed in the acquisition. Subsequent to the first quarter of 2012, the Bank posted adjustments to the acquired assets for its FDIC-assisted acquisition in the determination of day-one fair values and recorded a decrease to the bargain purchase gain of $285,000, as additional information relative to the acquisition date fair values became available.

On January 27, 2012, as part of the Purchase & Assumption Agreement, RB&T did not immediately acquire the TCB banking facility, including outstanding lease agreements and furniture, fixtures and equipment. During the third quarter of 2012, RB&T renegotiated a new lease with the landlord related to the sole banking facility and acquired all related data processing equipment and fixed assets totaling approximately $288,000.

First Commercial Bank

During the third quarter of 2012, the Bank recorded an initial bargain purchase gain of $27.1 million as a result of the FCB acquisition. The bargain purchase gain was realized because the overall price paid by RB&T was substantially less than the fair value of the FCB assets acquired and liabilities assumed in the acquisition.

On September 7, 2012, as part of the Purchase & Assumption Agreement, RB&T did not immediately acquire the FCB banking facility, including outstanding lease agreements and furniture, fixtures and equipment. RB&T will acquire all data processing equipment and fixed assets totaling approximately $350,000 during the fourth quarter of 2012, if RB&T chooses to maintain the current lease for FCB’s sole location.

FAIR VALUE METHODS ASSOCIATED WITH THE ACQUISITIONS OF FAILED BANKS

The following is a description of the methods used to determine the fair values of significant assets and liabilities at the respective acquisition dates as presented throughout:

Cash and Due from Banks and Interest-bearing Deposits in Banks –The carrying amount of these assets, adjusted for any cash items deemed uncollectible by management, was determined to be a reasonable estimate of fair value based on their short-term nature.

Investment Securities – Investment securities were acquired at fair value from the FDIC. The fair values provided by the FDIC were reviewed and considered reasonable based on RB&T’s understanding of the marketplace. Federal Home Loan Bank (“FHLB”) stock was acquired at cost, as it is not practicable to determine its fair value given restrictions on its marketability.

With the TCB acquisition, RB&T acquired $43 million in securities at fair value. The majority of the securities acquired were subsequently sold during the first quarter of 2012 with RB&T realizing a net gain on the corresponding sales of approximately $56,000.

With the FCB acquisition, RB&T acquired $12 million in securities at fair value. The nature of these securities acquired were consistent with RB&T’s existing investment portfolio and RB&T elected not to sell these securities.

Loans – Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting current market rates for new originations of comparable loans adjusted for the risk inherent in the cash flow estimates.

Certain loans that were deemed to be collateral dependent were valued based on the fair value of the underlying collateral. These estimates were based on the most recently available real estate appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

With the TCB acquisition, RB&T purchased approximately $99 million in loans with a fair value of approximately $74 million. Subsequent to January 27, 2012, the FDIC repurchased approximately $20 million of TCB loans at a price of par less the original discount that RB&T received when it purchased the loans on January 27, 2012 of $3 million. Loans repurchased by the FDIC were valued at the contractual amount reduced by the applicable discount.

With the FCB acquisition, RB&T purchased approximately $172 million in loans with a fair value of approximately $127 million.

The composition of acquired loans as of the respective acquisition dates follows:

Tennessee Commerce Bank	January 27, 2012
	As Previously Reported		As Recasted
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Residential real estate	$22,693	$(4,076)	$243	$18,860
Commercial real estate	18,646	(6,971)	1,988	13,663
Real estate construction	14,877	(2,681)	(1,972)	10,224
Commercial	13,224	(6,939)	496	6,781
Home equity	6,220	(606)	24	5,638
Consumer:
Credit cards	608	(22)	-	586
Overdrafts	672	(621)	-	51
Other consumer	2,172	(750)	51	1,473
Total loans	$79,112	$(22,666)	$830	$57,276

First Commercial Bank	September 7, 2012
	Contractual	Fair Value	Fair
(in thousands)	Amount	Adjustments	Value

Residential real estate	$48,409	$(9,353)	$39,056
Commercial real estate	82,161	(12,688)	69,473
Real estate construction	14,918	(6,182)	8,736
Commercial	25,475	(15,983)	9,492
Home equity	404	(3)	401
Consumer:
Credit cards	-	-	-
Overdrafts	6	-	6
Other consumer	371	(5)	366
Total loans	$171,744	$(44,214)	$127,530

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30:

Tennessee Commerce Bank	January 27, 2012
	As Previously	Recast	As
(in thousands)	Reported	Adjustments	Recasted

Contractually-required principal and interest payments	$52,278	$-	$52,278
Non-accretable difference	(21,308)	903	(20,405)
Accretable yield	(425)	(58)	(483)
Fair value of loans	$30,545	$845	$31,390

First Commercial Bank Acquisition

(in thousands)	September 7, 2012

Contractually-required principal and interest payments	$116,940
Non-accretable difference	(33,523)
Accretable yield	(2,827)
Fair value of loans	$80,590

For the nine months ended September 30, 2012 the Bank did not “transfer” any amounts between non-accretable and accretable yield related to the TCB acquisition. Instead, any changes between the accretable and non-accretable components were deemed to be the result of facts and circumstances that existed the day of the acquisition and became known to the Bank after the fact. Thus any adjustments between the two categories since the date of acquisition were deemed to be recast adjustments to the bargain purchase gain.

Core Deposit Intangible – In its assumption of the deposit liabilities for the 2012 acquisitions, RB&T believed that the customer relationships associated with these deposits had intangible value, although this value was anticipated to be modest given the nature of the deposit accounts and the anticipated rapid account run-off since acquired. RB&T recorded a core deposit intangible asset of $64,000 and $559,000 related to the TCB and FCB acquisitions, respectively. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to type of deposit, deposit retention, cost of the deposit base, and net maintenance cost attributable to customer deposits.

OREO – OREO is presented at fair value, which is the estimated value that management expects to receive when the property is sold, net of related costs to sell. These estimates were based on the most recently available real estate appraisals, with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the property.

RB&T acquired $14 million in OREO related to the TCB acquisition, which was reduced by a $3 million fair value adjustment as of January 27, 2012. Subsequent to the first quarter, RB&T posted a total recast adjustment of $1.1 million to OREO to mark several properties to market based on appraisals received.

RB&T acquired $19 million in OREO related to the FCB acquisition, which was reduced by a $8 million fair value adjustment as of September 7, 2012. Information obtained subsequent to September 7, 2012 through the date of this filing was considered in forming the estimates of the fair value of the TCB OREO acquired.

FHLB Advances – RB&T acquired $3 million in FHLB advances related to the FCB acquisition. The advances were marked to market as of the acquisition date based on their early termination penalties as of that date. RB&T paid off the advances in September 2012 at no additional loss beyond the fair value adjustment as of their date of acquisition.

Deposits – The fair values used for the demand and savings deposits that comprise the acquisition accounts acquired, by definition, equal the amount payable on demand at the acquisition date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the interest rates embedded on such time deposits.

RB&T assumed $947 million in deposits at estimated fair value in connection with the TCB acquisition. As permitted by the FDIC, within seven days of the acquisition date, RB&T had the option to disclose to TCB’s deposit customers that it was repricing the acquired deposit portfolios. In addition, depositors had the option to withdraw funds without penalty. RB&T chose to re-price all of the acquired TCB interest-bearing deposits, including transaction, time and brokered deposits with an effective date of January 28, 2012. This re-pricing triggered time and brokered deposit run-off consistent with management’s expectations. Through September 30, 2012, approximately 95% of the assumed TCB interest-bearing deposit account balances had exited RB&T, with no penalty on the applicable time and brokered deposits. At September 30, 2012, RB&T had $52 million of deposits remaining from the TCB acquisition.

RB&T assumed $196 million in deposits at estimated fair value in connection with the FCB acquisition. RB&T chose to re-price all of the acquired FCB time deposits with an effective date of October 1, 2012. This re-pricing triggered certificate of deposit run-off consistent with management’s expectations. Through September 30, 2012, approximately 38% of the assumed interest-bearing deposit account balances had exited RB&T, with no penalty on the applicable time and brokered deposits. Information obtained subsequent to September 7, 2012 through the date of this filing, was considered in forming estimates of cash flows for the deposit liabilities assumed as of the acquisition date.

The composition of deposits assumed at fair value as of the respective 2012 acquisitions of failed banks follows:

Tennessee Commerce Bank	January 27, 2012
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Demand	$3,190	$-	$-	$3,190
Money market accounts	11,338	-	-	11,338
Savings	91,859	-	-	91,859
Individual retirement accounts*	15,486	-	-	15,486
Time deposits, $100,000 and over*	278,825	-	-	278,825
Other certificates of deposit*	108,003	14	-	108,017
Brokered certificates of deposit*	418,940	40	-	418,980

Total interest-bearing deposits	927,641	54	-	927,695
Total non interest-bearing deposits	19,754	-	-	19,754

Total deposits	$947,395	$54	$-	$947,449

First Commercial Bank	September 7, 2012
	Contractual	Fair Value	Recast	Fair
(in thousands)	Amount	Adjustments	Adjustments	Value

Demand	$4,003	$-	$-	$4,003
Money market accounts	38,187	-	-	38,187
Savings	-	-	-	-
Individual retirement accounts*	16,780	-	-	16,780
Time deposits, $100,000 and over*	14,740	-	-	14,740
Other certificates of deposit*	62,033	3	-	62,036
Brokered certificates of deposit*	53,314	-	-	53,314

Total interest-bearing deposits	189,057	3	-	189,060
Total non interest-bearing deposits	7,197	-	-	7,197

Total deposits	$196,254	$3	$-	$196,257

* - denotes a time deposit

RESULTS OF OPERATIONS

With regard to the 2012 acquisitions of failed banks, disclosure of supplemental pro forma financial information and prior period comparisons is deemed neither practical nor meaningful given the troubled nature of the institutions prior to RB&T’s acquisition. Results of operations for the TCB and FCB franchises included in the consolidated results follows:

Tennessee Commerce Bank
	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2012	September 30, 2012
Interest income:
Loans, including fees	$729	$2,372
Taxable investment securities	253	696
Total interest income	982	3,068
Interest expense:
Deposits	9	56
Total interest expense	9	56
Net interest income	973	3,012
Provision for loan losses	-	-
Net interest income after provision for loan losses	973	3,012
Non interest income:
Service charges on deposit accounts	24	48
Bargain purchase gain	(189)	27,614
Gain on sale of securities available for sale	-	56
Other	74	700
Total non interest income	(91)	28,418
Non interest income
Salaries and employee benefits	488	2,497
Occupancy and equipment, net	188	774
Communication and transportation	29	189
Marketing and development	(15)	4
FDIC insurance expense	8	60
Data processing	78	685
Supplies	7	28
Other real estate owned expense	58	161
Other	183	963
Total non interest expenses	1,024	5,361
Income before income tax expense	$(142)	$26,069

Related to the TCB acquisition, RB&T incurred acquisition and integration costs of approximately $2.3 million through September 30, 2012. Included in the total integration costs was $671,000 for estimated short-term retention bonuses for certain former TCB employees and short-term incentive bonuses for existing RB&T employees related to the successful branch consolidation and core system conversion completed in July 2012. In addition, total integration costs included $622,000 for estimated professional and consulting fees, as well as $328,000 for a long-term incentive program for RB&T employees based upon a 2-year profitability target for the overall TCB operation.

On July 13, 2012, RB&T converted the TCB core operating platform into its own. Beginning in August, TCB achieved direct operating expenses more in-line with other banking center operating costs.

First Commercial Bank
Three and Nine Months Ended
(in thousands)	September 30, 2012
Interest income:
Loans, including fees	$474
Taxable investment securities	4
Total interest income	478
Interest expense:
Deposits	141
Total interest expense	141
Net interest income	337
Provision for loan losses	-
Net interest income after provision for loan losses	337
Non interest income:
Service charges on deposit accounts	7
Bargain purchase gain	27,112
Gain on sale of securities available for sale	-
Other	1
Total non interest income	27,120
Non interest income
Salaries and employee benefits	613
Occupancy and equipment, net	210
Communication and transportation	15
Marketing and development	-
FDIC insurance expense	9
Data processing	265
Supplies	41
Other real estate owned expense	165
Other	644
Total non interest expenses	1,962
Income before income tax expense	$25,495

Related to the FCB acquisition, RB&T accrued acquisition and integration costs of approximately $1.2 million through September 30, 2012. Included in the total integration costs was $402,000 for estimated short-term retention bonuses for certain former FCB employees and short-term incentive bonuses for existing RB&T employees related to a successful branch consolidation and core system conversion. In addition, total integration costs included $320,000 for estimated professional and consulting fees, as well as $88,000 for a long-term incentive program for RB&T employees based upon a 2-year profitability target for the overall FCB operation.

3.        INVESTMENT SECURITIES

Securities available for sale:

The gross amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$91,910	$771	$-	$92,681
Private label mortgage backed security	5,818	-	(866)	4,952
Mortgage backed securities - residential	217,147	7,446	-	224,593
Collateralized mortgage obligations	209,312	1,758	(60)	211,010
Total securities available for sale	$524,187	$9,975	$(926)	$533,236

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$152,085	$814	$(225)	$152,674
Private label mortgage backed security	5,818	-	(1,276)	4,542
Mortgage backed securities - residential	287,013	6,343	(27)	293,329
Collateralized mortgage obligations	194,663	1,281	(541)	195,403
Total securities available for sale	$639,579	$8,438	$(2,069)	$645,948

Mortgage backed Securities

At September 30, 2012, the majority of the mortgage backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) and Fannie Mae (“FNMA”), institutions that the government has affirmed its commitment to support. At September 30, 2012 and December 31, 2011, there were gross unrealized/unrecognized losses of $60,000 and $568,000 related to available for sale and held to maturity mortgage backed securities other than the private label mortgage backed security. Because the decline in fair value of these mortgage backed securities is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage backed securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to be other-than-temporarily impaired.

The Bank’s mortgage backed securities portfolio includes one private label mortgage backed security with a fair value of $5.0 million that had gross unrealized losses of approximately $866,000 at September 30, 2012 and $1.3 million at December 31, 2011. As of September 30, 2012, the Bank believes there is no further credit loss component of OTTI related to the private label mortgage backed security in addition to that which has already been recorded. Additionally, the Bank does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery.

Securities to be held to maturity:

The carrying value, gross unrecognized gains and losses, and fair value of securities to be held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
September 30, 2012 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,417	$13	$(7)	$4,423
Mortgage backed securities - residential	1,085	95	-	1,180
Collateralized mortgage obligations	42,524	321	-	42,845
Total securities to be held to maturity	$48,026	$429	$(7)	$48,448

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
December 31, 2011 (in thousands)	Value	Gains	Losses	Value

U.S. Treasury securities and
U.S. Government agencies	$4,233	$18	$(10)	$4,241
Mortgage backed securities - residential	1,376	101	-	1,477
Collateralized mortgage obligations	22,465	159	-	22,624
Total securities to be held to maturity	$28,074	$278	$(10)	$28,342

During the nine months ended September 30, 2012, the Bank recognized net securities gains in earnings for securities available for sale as follows:

●	The Bank sold six available for sale securities acquired in the TCB acquisition with an amortized cost of $35 million, resulting in a pre-tax gain of $53,000 during the first quarter of 2012.
●
The Bank realized $3,000 in pre-tax gains related to unamortized discount accretion on $10 million of callable U.S. Government agencies that were called during the first quarter of 2012 before their maturity.

●	There were no sales of securities available for sale during the second or third quarters of 2012.

During the nine months ended September 30, 2011, the Bank recognized net securities gains in earnings for securities available for sale as follows:

●	During the second quarter of 2011, the Bank sold available for sale mortgage backed securities with an amortized cost of $132 million, resulting in a pre-tax gain of $2.0 million.
●
During the third quarter of 2011, the Bank realized $188,000 in pre-tax gains related to unamortized discount accretion on $24 million of callable U.S. Government agencies that were called during the third quarter of 2011 before their maturity.

The tax provision related to the Bank’s realized gains totaled $20,000 and $772,000 for the nine months ended September 30, 2012 and 2011, respectively.

See additional discussion regarding securities acquired in connection with the 2012 acquisitions of failed banks under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

The amortized cost and fair value of the investment securities portfolio by contractual maturity at September 30, 2012 follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations whether or not there are associated call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Securities		Securities
	available for sale		held to maturity
	Amortized	Fair	Carrying	Fair
September 30, 2012 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$1,009	$1,009	$2,211	$2,213
Due from one year to five years	88,342	89,112	2,206	2,210
Due from five years to ten years	2,559	2,560	-	-
Due beyond ten years	-	-	-	-
Private label mortgage backed security	5,818	4,952	-	-
Mortgage backed securities - residential	217,147	224,593	1,085	1,180
Collateralized mortgage obligations	209,312	211,010	42,524	42,845
Total securities	$524,187	$533,236	$48,026	$48,448

At September 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Market Loss Analysis

Securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
September 30, 2012 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$500	$(7)	$-	$-	$500	$(7)
Private label mortgage backed security	-	-	4,952	(866)	4,952	(866)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	16,336	(60)	-	-	16,336	(60)

Total	$16,836	$(67)	$4,952	$(866)	$21,788	$(933)

	Less than 12 months		12 months or more		Total
December 31, 2011 (in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and
U.S. Government agencies	$60,547	$(235)	$-	$-	$60,547	$(235)
Private label mortgage backed security	-	-	4,542	(1,276)	4,542	(1,276)
Mortgage backed securities - residential,
including Collateralized mortgage obligations	136,775	(568)	-	-	136,775	(568)

Total	$197,322	$(803)	$4,542	$(1,276)	$201,864	$(2,079)

At September 30, 2012, the Bank’s security portfolio consisted of 167 securities, six of which were in an unrealized loss position. The majority of the Bank’s unrealized loss dollars at September 30, 2012 were related to the Bank’s private label mortgage backed security, as discussed throughout this section of the filing.

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

Nationally, residential real estate values have declined significantly since 2007. These declines in value, coupled with the reduced ability of certain homeowners to refinance or repay their residential real estate obligations, have led to elevated delinquencies and losses in residential real estate loans. Many of these loans have previously been securitized and sold to investors as private label mortgage backed securities. The Bank owns one private label mortgage backed security with a total carrying value of $5.8 million at September 30, 2012. This security is mostly backed by “Alternative A” first lien mortgage loans and is backed with an insurance “wrap” or guarantee with an average life currently estimated at five years. Due to current market conditions, this asset remains extremely illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures. Based on this determination, the Bank utilized an income valuation model (present value model) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

Further deterioration in economic conditions could cause the Bank to record additional impairment charges related to credit losses of up to $5.8 million, which is the current gross amortized cost of the Bank’s one private label mortgage backed security.

See additional discussion regarding the Bank’s private label mortgage backed security under Footnote 7 “Fair Value.”

Pledged Investment Securities

Investment securities pledged to secure public deposits, securities sold under agreements to repurchase and securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2012	December 31, 2011

Carrying amount	$403,009	$613,927
Fair value	411,720	620,922

4.           LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio follows:

(in thousands)	September 30, 2012	December 31, 2011

Residential real estate:
Owner occupied	$1,144,544	$985,735
Non owner occupied	80,142	99,161
Commercial real estate	716,516	639,966
Commercial real estate - purchased whole loans	33,374	32,741
Real estate construction	79,162	67,406
Commercial	146,400	119,117
Warehouse lines of credit	166,884	41,496
Home equity	251,072	280,235
Consumer:
Credit cards	8,570	8,580
Overdrafts	733	950
Other consumer	14,960	9,908

Total loans	2,642,357	2,285,295
Less: Allowance for loan losses	24,100	24,063

Total loans, net	$2,618,257	$2,261,232

As discussed under Footnote 2 “Acquisitions of Failed Banks,” the above loan balances at September 30, 2012, contained $160 million related to the 2012 TCB and FCB acquisitions.

The contractual amount of the loans purchased in the TCB acquisition decreased from $79 million as of the acquisition date to $45 million as of September 30, 2012. The carrying value of the loans purchased in the TCB acquisition was $57 million as of the acquisition date compared to $34 million as of September 30, 2012.

The contractual amount and carrying value of the loans purchased in the FCB acquisition were $162 million and $126 million, as of September 30, 2012.

The composition of TCB and FCB loans outstanding at September 30, 2012 follows:

September 30, 2012 (in thousands)	TCB	FCB	Total

Residential real estate	$13,215	$37,971	$51,186
Commercial real estate	8,100	69,440	77,540
Real estate construction	5,326	8,732	14,058
Commercial	1,549	9,238	10,787
Home equity	4,755	381	5,136
Consumer:			-
Credit cards	393	-	393
Overdrafts	4	8	12
Other consumer	859	370	1,229
Total loans	$34,201	$126,140	$160,341

Credit Quality Indicators

Bank procedures for assessing and maintaining credit gradings differs slightly depending on whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, that would potentially cause a change in the loan grade. Specific Bank procedures follow:

●
For new and renewed commercial, commercial real estate and real estate construction, the Bank’s Credit Administration Department (“CAD”), which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for new commercial, commercial real estate and real estate construction loans with an aggregate credit exposure of $1.5 million or greater are validated by the Senior Loan Committee (“SLC”). Loan grades for renewed commercial, commercial real estate and real estate construction loans with an aggregate credit exposure of $2 million or greater, are also validated by the SLC.

●
The SLC is chaired by the Chief Operating Officer of Commercial Banking (“COO”) and includes the Bank’s Chief Commercial Credit Officer (“CCCO”) and is attended by the Bank’s Chief Risk Management Officer (“CRMO”).

●
Commercial loan officers are responsible for reviewing their loan portfolios and reporting any adverse material changes to the CCCO. When circumstances warrant a review and possible change in the credit quality grade, loan officers are required to notify the Bank’s CAD.

●
The COO meets monthly with commercial loan officers to discuss the status of past due loans and possible classified loans. These meetings are also designed to give loan officers an opportunity to identify an existing loan that should be downgraded.

●
Monthly, members of senior management along with managers of Commercial Lending, CAD, Special Assets and Retail Collections attend a Special Asset Committee (“SAC”) meeting. The SAC reviews all commercial and commercial real estate past due, classified, and impaired loans in excess of $100,000 and discusses the relative trends and current status of these assets. In addition, the SAC reviews all retail residential real estate loans exceeding $750,000 and all home equity loans exceeding $100,000 that are 80-days or more past due or that are on non-accrual status. SAC also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures and collateral repossessions. Based on the information reviewed in this meeting, the SAC approves all specific loan loss allocations to be recognized by the Bank within its Allowance for Loan Loss analysis.

●
All new and renewed warehouse lending loans are approved by the SLC and Executive Loan Committee. The CAD assigns the initial credit quality grade to warehouse lending loans. Monthly, members of senior management along with the SLC, review warehouse lending activity and monitor key performance indicators such as average days outstanding, average FICO, average LTV and other important factors.

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

The Banks’s credit quality indicators consist of an internal grading system used to assign grades to all loans except residential real estate, consumer loans and purchased credit impaired loans. The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, public information, and current economic trends. The Bank also considers the fair value of the underlying collateral and the strength and willingness of the guarantor(s). The Bank analyzes loans individually and based on this analysis, establishes a credit risk rating. The Bank uses the following definitions for risk ratings:

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

Purchased Credit Impaired Loans Group 1 (“PCI-1”): To the extent that purchased credit impaired loans, accounted for under ASC Topic 310-30 are performing in accordance with management’s performance expectations established in conjunction with the determination of the day-one fair values, such loans are not risk rated in the same categories as the Bank’s originated loans and are not considered in the determination of the required allowance for loan and lease losses. These loans are classified in the “PCI-1” category within the Bank’s classified loans, which is the equivalent of a “Watch” classification for the Bank’s originated loans.

PCI-1 loans may include loans that qualify as Troubled Debt Restructurings (“TDRs”), and therefore impaired, under the applicable TDR accounting standards. These TDRs within the PCI-1 category, however, will not be downgraded to Purchased Credit Impaired Group 2 Loans and will not require an additional provision for loan losses if their restructured cash flows are within management’s initial expectations when the loans were booked at fair value as of their date(s) of acquisition.

Any improvement in the expected performance of a PCI-1 loan would result in an adjustment to accretable yield, which would have a positive impact on interest income.

Purchased Credit Impaired Loans Group 2 (“PCI-2”): To the extent that purchased credit impaired loans, accounted for under ASC Topic 310-30 have deteriorated from management’s expectation established in conjunction with the determination of the day-one fair values, such loans will be considered impaired, and are considered in the determination of the required level of allowance for loan and lease losses. These loans are classified in the “PCI-2” category within the Bank’s classified loans, which is the equivalent of a “Substandard” classification for the Bank’s originated loans.

Any decrease in the expected cash flows will generally result in a provision for loan and lease losses.  Any improvement in the expected performance of a PCI-2 loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

See additional discussion regarding purchased credit impaired loans under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

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

For all residential real estate and consumer loans that do not meet the scope above, the Bank uses a grading system based on delinquency. Loans that are 80 days or more past due, on non-accrual, or are troubled debt restructurings are graded “Substandard.” Occasionally a real estate loan below scope may be graded as “Special Mention/Watch” or “Substandard” if the loan is cross collateralized with a classified commercial or commercial real estate loan.

Related to purchased loans accounted for under ASC Topic 310-20, such loans would be accounted for as would any other Bank-originated loan including presentation in any of the credit quality ratios, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, purchased loans accounted for under ASC Topic 310-20 are considered in the determination of the required allowance for loan and lease losses.

Related to purchased credit-impaired loans accounted for under ASC Topic 310-30, management separately monitors this portfolio and on a quarterly basis reviews the loans contained within this portfolio against the factors and assumptions used in determining the day-one fair values. In addition to its quarterly evaluation, a loan is typically reviewed when it is modified or extended, or when material information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral.

For all risk rated loans, the Bank’s risk category of loans by class of loans follows:

					Purchased	Purchased
					Credit	Credit
		Special			Impaired	Impaired	Total
September 30, 2012		Mention /		Doubtful /	Loans	Loans	Rated
(in thousands)	Pass	Watch	Substandard	Loss	Group 1	Group 2	Loans*

Residential real estate:
Owner occupied	$-	$2,336	$11,370	$-	$4,983	$-	$18,689
Non owner occupied	-	4,400	2,524	-	23,294	-	30,218
Commercial real estate	624,382	20,740	17,710	-	53,684	-	716,516
Commercial real estate -
Purchased whole loans	33,374	-	-	-	-	-	33,374
Real estate construction	60,146	1,787	3,056	-	14,173	-	79,162
Commercial	138,356	2,215	589	-	5,240	-	146,400
Warehouse lines of credit	166,884	-	-	-	-	-	166,884
Home equity	-	136	2,223	-	-	-	2,359
Consumer:
Credit cards	-	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-	-
Other consumer	-	355	58	-	202	-	615
Total rated loans	$1,023,142	$31,969	$37,530	$-	$101,576	$-	$1,194,217

		Special			Total
		Mention /		Doubtful /	Rated
December 31, 2011 (in thousands)	Pass	Watch	Substandard	Loss	Loans*

Residential real estate:
Owner occupied	$-	$1,180	$14,002	$-	$15,182
Non owner occupied	-	2,470	2,295	-	4,765
Commercial real estate	600,338	27,158	12,470	-	639,966
Commercial real estate -
Purchased whole loans	32,741	-	-	-	32,741
Real estate construction	54,963	2,353	10,090	-	67,406
Commercial	116,450	2,294	373	-	119,117
Warehouse lines of credit	41,496	-	-	-	41,496
Home equity	-	-	3,856	-	3,856
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	2	-	2
Total rated loans	$845,988	$35,455	$43,088	$-	$924,531

*-The above tables exclude all non classified residential real estate and consumer loans at the respective period ends. It also excludes all non classified small commercial and commercial real estate relationships totaling $100,000 or less. These loans are not rated since they are accruing interest and not past due 80 days or more.

Allowance for Loan Losses

Activity in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Allowance for loan losses at beginning of period	$22,510	$25,931	$24,063	$23,079

Charge offs - Traditional Banking	(1,220)	(2,975)	(7,444)	(6,142)
Charge offs - Refund Anticipation Loans	-	(6)	(11,097)	(15,484)
Total charge offs	(1,220)	(2,981)	(18,541)	(21,626)

Recoveries - Traditional Banking	267	442	976	1,554
Recoveries - Refund Anticipation Loans	460	693	3,883	3,435
Total recoveries	727	1,135	4,859	4,989

Net loan charge offs - Traditional Banking	(953)	(2,533)	(6,468)	(4,588)
Net loan charge offs - Refund Anticipation Loans	460	687	(7,214)	(12,049)
Net loan charge offs	(493)	(1,846)	(13,682)	(16,637)

Provision for loan losses - Traditional Banking	2,543	547	6,505	5,454
Provision for loan losses - Refund Anticipation Loans	(460)	(687)	7,214	12,049
Total provision for loan losses	2,083	(140)	13,719	17,503

Allowance for loan losses at end of period	$24,100	$23,945	$24,100	$23,945

The Bank’s allowance calculation has historically included specific allowance allocations for qualitative factors such as:

●	Concentrations of credit;
●	Nature, volume and seasoning of particular loan portfolios;
●	Experience, ability and depth of lending staff;
●	Effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;
●	Trends that could impact collateral values;
●	Expectations regarding business cycles;
●	Credit quality trends (including trends in classified, past due and nonperforming loans);
●	Competition, legal and regulatory requirements;
●	General national and local economic and business conditions;
●	Offering of new loan products; and
●	Expansion into new markets

Prior to January 1, 2012, the Bank’s allowance for loan losses calculation was supported with qualitative factors, as described above, in addition to a nominal “unallocated” component that totaled $1.9 million as of December 31, 2011. The Bank believes that historically the “unallocated” allowance properly reflected estimated credit losses determined in accordance with GAAP. The unallocated allowance was primarily related to RB&T’s loan portfolio, which is highly concentrated in the Kentucky and Southern Indiana real estate markets. These markets have remained relatively stable during the current economic downturn, as compared to other parts of the U.S. With the Bank’s recent expansion into the metropolitan Nashville, Tennessee and metropolitan Minneapolis, Minnesota markets, its plans to pursue future acquisitions into potentially new markets through FDIC-assisted transactions and its offering of new loan products, such as mortgage warehouse lines of credit, the Bank elected to revise its methodology to provide a more detailed calculation when estimating the impact of qualitative factors over the Bank’s various loan categories.

In executing this methodology change, the Bank primarily focused on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and are generally not included in the scope of ASC Topic 310-10-35 Accounting by Creditors for Impairment of a Loan. These portfolios are typically not graded and not subject to annual review. Such groups of loans include:

●	Residential real estate
	●	Owner Occupied
	●	Non Owner Occupied
●	Home equity
●	Consumer:
	●	Credit cards
	●	Overdrafts
	●	Other consumer

See the table below for the quantification of the unallocated allowance methodology change among the loan segments. This methodology change had no impact on the Bank’s net provision for loan losses for the three and nine months ended September 30, 2012.

The following tables present the activity in the allowance for loan losses by portfolio class for the nine months ended September 30, 2012 and 2011:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
Nine Months Ended	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
September 30, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Beginning balance	$5,212	$1,142	$7,724	$-	$3,042	$1,025	$104
Allocation of previously
unallocated allowance	1,117	146	47	-	-	-	-
Provision for loan losses	2,617	255	1,513	40	1,604	(293)	313
Loans charged off	(2,422)	(318)	(353)	-	(1,796)	(18)	-
Recoveries	183	14	70	-	83	21	-

Ending balance	$6,707	$1,239	$9,001	$40	$2,933	$735	$417

(continued)		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Unallocated	Total

Beginning balance	$2,984	$-	$503	$135	$227	$1,965	$24,063
Allocation of previously
unallocated allowance	536	-	47	17	55	(1,965)	-
Provision for loan losses	765	7,214	(293)	(14)	(2)	-	13,719
Loans charged off	(1,947)	(11,097)	(87)	(318)	(185)	-	(18,541)
Recoveries	73	3,883	33	332	167	-	4,859

Ending balance	$2,411	$-	$203	$152	$262	$-	$24,100

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
Nine Months Ended	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
September 30, 2011 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Beginning balance	$3,775	$1,507	$7,214	$-	$2,612	$1,347	$-
Provision for loan losses	2,372	192	1,512	-	1,083	(322)	43
Loans charged off	(1,699)	(512)	(1,081)	-	(823)	(100)	-
Recoveries	186	4	284	-	231	125	-

Ending balance	$4,634	$1,191	$7,929	$-	$3,103	$1,050	$43

(continued)		Refund	Consumer
	Home	Anticipation	Credit		Other
	Equity	Loans	Cards	Overdrafts	Consumer	Unallocated	Total

Beginning balance	$3,581	$-	$492	$125	$461	$1,965	$23,079
Provision for loan losses	555	12,049	114	67	(162)	-	17,503
Loans charged off	(1,043)	(15,484)	(172)	(486)	(226)	-	(21,626)
Recoveries	100	3,435	24	395	205	-	4,989

Ending balance	$3,193	$-	$458	$101	$278	$1,965	$23,945

Non-performing Loans and Non-performing Assets

Detail of non-performing loans and non-performing assets follows:

(in thousands)	September 30, 2012	December 31, 2011

Loans on non-accrual status	$20,436	$23,306
Loans past due 90 days or more and still on accrual	616	-

Total non-performing loans	21,052	23,306
Other real estate owned	25,148	10,956
Total non-performing assets	$46,200	$34,262

Total Company Credit Quality Ratios:

Non-performing loans to total loans	0.80%	1.02%
Non-performing assets to total loans (including OREO)	1.73%	1.49%
Non-performing assets to total assets	1.34%	1.00%

Traditional Banking Credit Quality Ratios:

Non-performing loans to total loans	0.80%	1.02%
Non-performing assets to total loans (including OREO)	1.73%	1.49%
Non-performing assets to total assets	1.34%	1.10%

The other real estate owned balance at September 30, 2012 includes $12 million related to the 2012 acquisitions of failed banks. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans:

			Loans Past Due 90 Days or More
	Non-Accrual Loans		and Still Accruing Interest
in thousands)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011

Residential real estate:
Owner occupied	$11,636	$12,183	$158	$-
Non owner occupied	1,582	1,565	-	-
Commercial real estate	2,808	3,032	-	-
Commercial real estate -
purchased whole loans	-	-	-	-
Real estate construction	1,911	2,521	455	-
Commercial	505	373	-	-
Warehouse lines of credit	-	-	-	-
Home equity	1,880	3,603	-	-
Consumer:
Credit cards	-	-	-	-
Overdrafts	-	-	-	-
Other consumer	114	29	3	-

Total	$20,436	$23,306	$616	$-

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	Greater than	Total	Total
	Days	Days	90 Days	Loans	Loans Not	Total
September 30, 2012 (in thousands)	Past Due	Past Due	Past Due *	Past Due	Past Due	Loans

Residential real estate:
Owner occupied	$2,488	$968	$7,034	$10,490	$1,134,054	$1,144,544
Non owner occupied	842	5	602	1,449	78,693	80,142
Commercial real estate	446	606	737	1,789	714,727	716,516
Commercial real estate - purchased
whole loans	-	-	-	-	33,374	33,374
Real estate construction	-	-	1,974	1,974	77,188	79,162
Commercial	-	191	67	258	146,142	146,400
Warehouse lines of credit	-	-	-	-	166,884	166,884
Home equity	814	89	676	1,579	249,493	251,072
Consumer:
Credit cards	50	10	-	60	8,510	8,570
Overdrafts	128	1	-	129	604	733
Other consumer	84	72	8	164	14,796	14,960

Total	$4,852	$1,942	$11,098	$17,892	$2,624,465	$2,642,357

The Bank had $160 million in loans outstanding related to the 2012 acquisitions of failed banks at September 30, 2012, with approximately $733,000 of the purchased loans (accounted for under both ASC Topic 310-20 and ASC Topic 310-30) past due 30 or more days. There were no past due loans related to the FCB acquisition at September 30, 2012, as the Bank was acquired on September 7, 2012. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

	30 - 59	60 - 89	Greater than	Total	Total
	Days	Days	90 Days	Loans	Loans Not	Total
December 31, 2011 (in thousands)	Past Due	Past Due	Past Due *	Past Due	Past Due	Loans

Residential real estate:
Owner occupied	$4,275	$1,850	$7,083	$13,208	$972,527	$985,735
Non owner occupied	51	71	969	1,091	98,070	99,161
Commercial real estate	2,094	-	3,032	5,126	634,840	639,966
Commercial real estate - purchased
whole loans	-	-	-	-	32,741	32,741
Real estate construction	-	-	541	541	66,865	67,406
Commercial	-	16	89	105	119,012	119,117
Warehouse lines of credit	-	-	-	-	41,496	41,496
Home equity	582	773	2,686	4,041	276,194	280,235
Consumer:
Credit cards	40	13	-	53	8,527	8,580
Overdrafts	129	-	-	129	821	950
Other consumer	60	79	-	139	9,769	9,908

Total loans	$7,231	$2,802	$14,400	$24,433	$2,260,862	$2,285,295

* - All loans that were 90 days or more past due as of September 30, 2012 and December 31, 2011 were on non-accrual status, except for purchased credit impaired loans accounted for under ASC Topic 310-30.

Impaired Loans

The Bank defines impaired loans as follows:

●	All loans, excluding ASC Topic 310-30 purchased credit impaired loans, internally classified as “Substandard,” “Doubtful” or “Loss;”
●	All loans, excluding ASC Topic 310-30 purchased credit impaired loans, internally classified as “Special Mention/Watch” on non-accrual status,
●	All retail and commercial TDRs including ASC Topic 310-30 purchased credit impaired loans;
●
ASC Topic 310-30 purchased credit impaired loans whereby current projected cash flows have deteriorated since acquisition, or cash flows cannot be reasonably estimated in terms of timing and amounts; and

●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

See the section titled “Credit Quality Indicators” in this section of the document for additional discussion regarding the Bank’s loan classification structure.

Information regarding the Bank’s impaired loans follows:

(in thousands)	September 30, 2012	December 31, 2011

Loans with no allocated allowance for loan losses	$47,103	$32,171
Loans with allocated allowance for loan losses	44,615	45,022
Total impaired loans	$91,718	$77,193

Amount of the allowance for loan losses allocated	$6,664	$7,086

Approximately $14 million in impaired loans were added during the first nine months of 2012 in connection with the 2012 acquisitions of failed banks. Substantially all of these loans became classified as “impaired” through a modification of the original loan, which the Bank deemed to be a TDR. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of September 30, 2012 and December 31, 2011:

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
September 30, 2012 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment	$1,429	$566	$2,705	$-	$1,291	$367	$-
Collectively evaluated for
impairment	5,278	673	6,296	40	1,642	368	417
Acquired with deteriorated
credit quality	-	-	-	-	-	-	-

Total ending allowance
for loan losses	$6,707	$1,239	$9,001	$40	$2,933	$735	$417

Loans:
Impaired loans individually
evaluated	$37,993	$5,272	$36,114	$-	$5,979	$4,694	$-
Loans collectively evaluated for
impairment	1,106,551	74,870	680,402	33,374	73,183	141,706	166,884
Loans acquired with deteriorated
credit quality	-	-	-	-	-	-	-

Total ending loan balance	$1,144,544	$80,142	$716,516	$33,374	$79,162	$146,400	$166,884

(continued)		Consumer
	Home	Credit		Other
	Equity	Cards	Overdrafts	Consumer	Total

Allowance for loan losses:
Ending allowance balance
attributable to loans:
Individually evaluated for
impairment	$306	$-	$-	$-	$6,664
Collectively evaluated for
impairment	2,105	203	152	262	17,436
Acquired with deteriorated
credit quality	-	-	-	-	-

Total ending allowance
for loan losses	$2,411	$203	$152	$262	$24,100

Loans:
Impaired loans individually
evaluated	$1,300	$-	$-	$366	$91,718
Loans collectively evaluated for
impairment	249,772	8,570	733	14,594	2,550,639
Loans acquired with deteriorated
credit quality	-	-	-	-	-

Total ending loan balance	$251,072	$8,570	$733	$14,960	$2,642,357

				Commercial
	Residential Real Estate			Real Estate -	Real		Warehouse
	Owner	Non Owner	Commercial	Purchased	Estate		Lines of
December 31, 2011 (in thousands)	Occupied	Occupied	Real Estate	Whole Loans	Construction	Commercial	Credit

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

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge offs taken on individual impaired credits.

				Three Months Ended		Nine Months Ended
				September 30, 2012		September 30, 2012
	Unpaid		Allowance for	Average	Interest	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Recorded	Income
September 30, 2012 (in thousands)	Balance	Investment	Allocated	Investment	Recognized	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$30,879	$30,879	$-	$28,249	$177	$25,378	$397
Non owner occupied	2,557	2,557	-	2,097	138	1,539	138
Commercial real estate	9,257	9,257	-	10,416	404	8,924	456
Commercial real estate - purchased whole loans	-	-	-	-	-	-	-
Real estate construction	1,794	1,794	-	2,637	35	3,018	54
Commercial	2,082	2,082	-	2,096	28	2,127	68
Warehouse lines of credit	-	-	-	-	-	-	-
Home equity	168	168	-	782	-	648	-
Consumer:
Credit cards	-	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-	-
Other consumer	366	366	-	214	13	123	13

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	7,169	7,114	1,429	6,927	6	5,886	33
Non owner occupied	2,715	2,715	566	2,270	6	2,249	33
Commercial real estate	27,265	26,857	2,705	27,233	236	26,164	738
Commercial real estate - purchased whole loans	-	-	-	-	-	-	-
Real estate construction	5,304	4,185	1,291	5,165	36	6,108	108
Commercial	2,612	2,612	367	2,583	47	2,520	116
Warehouse lines of credit	-	-	-	-	-	-	-
Home equity	1,132	1,132	306	1,297	6	1,675	14
Consumer:		-
Credit cards	-	-	-	-	-	-	-
Overdrafts	-	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-	-
Total impaired loans	93,300	91,718	6,664	91,966	1,132	86,359	2,168

				Twelve Months Ended
				December 31, 2011
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
December 31, 2011 (in thousands)	Balance	Investment	Allocated	Investment	Recognized

Impaired loans with no related allowance recorded:
Residential real estate:
Owner occupied	$21,033	$21,033	$-	$15,272	$296
Non owner occupied	757	329	-	312	-
Commercial real estate	5,468	5,468	-	3,735	84
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	2,824	2,625	-	1,589	72
Commercial	2,011	2,011	-	1,413	4
Warehouse lines of credit	-	-	-	-	-
Home equity	841	705	-	492	16
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	-	-	-

Impaired loans with an allowance recorded:
Residential real estate:
Owner occupied	4,864	4,770	1,350	3,137	22
Non owner occupied	2,451	2,448	437	1,983	52
Commercial real estate	23,052	22,578	1,782	17,916	723
Commercial real estate - purchased whole loans	-	-	-	-	-
Real estate construction	11,323	10,343	2,298	9,291	179
Commercial	2,481	2,481	237	3,137	16
Warehouse lines of credit	-	-	-	-	-
Home equity	2,402	2,402	982	1,434	-
Consumer:
Credit cards	-	-	-	-	-
Overdrafts	-	-	-	-	-
Other consumer	-	-	-	-	-
Total impaired loans	79,507	77,193	7,086	59,711	1,464

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

Management determines whether to classify a TDR as non-performing based on its accrual status prior to modification. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. At September 30, 2012 and December 31, 2011, $10 million and $6 million of TDRs were classified as non-performing loans.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt	Troubled Debt	Total
	Restructurings on	Restructurings on	Troubled Debt
September 30, 2012 (in thousands)	Non-Accrual Status	Accrual Status	Restructurings

Residential real estate	$5,378	$33,273	$38,651
Commercial real estate	2,438	29,435	31,873
Real estate construction	1,974	3,060	5,034
Commercial	486	5,075	5,561

Total troubled debt restructurings	$10,276	$70,843	$81,119

Approximately $12 million in TDRs were added during the first nine months of 2012 in connection with the acquisitions of failed banks. There were no TDRs related to the FCB acquisition at September 30, 2012. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

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

A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms at September 30, 2012 and December 31, 2011 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
September 30, 2012 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$1,911	$1,727	$3,638
Rate reduction	21,456	1,800	23,256
Forbearance for 3-6 months	3,065	613	3,678
First modification extension	2,595	225	2,820
Subsequent modification extension	5,259	-	5,259
Total residential TDRs	34,286	4,365	38,651

Commercial related and construction loans:
Interest only payments for 6-24 months	10,096	708	10,804
Rate reduction	5,729	262	5,991
Forbearance for 3-6 months	747	829	1,576
First modification extension	10,816	1,146	11,962
Subsequent modification extension	12,135	-	12,135
Total commercial TDRs	39,523	2,945	42,468
Total troubled debt restructurings	$73,809	$7,310	$81,119

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
December 31, 2011 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$5,990	$373	$6,363
Rate reduction	13,037	2,690	15,727
Forbearance for 3-6 months	-	-	-
First modification extension	849	728	1,577
Subsequent modification extension	3,358	105	3,463
Total residential TDRs	23,234	3,896	27,130

Commercial related and construction loans:
Interest only payments for 6-24 months	9,643	1,752	11,395
Rate reduction	1,221	624	1,845
Forbearance for 3-6 months	160	855	1,015
First modification extension	15,526	541	16,067
Subsequent modification extension	9,535	35	9,570
Total commercial TDRs	36,085	3,807	39,892
Total troubled debt restructurings	$59,319	$7,703	$67,022

As of September 30, 2012 and December 31, 2011, 91% and 89% of the Bank’s TDRs were performing according to their modified terms. The Bank had provided $5 million of specific reserve allocations to customers whose loan terms have been modified in TDRs as of September 30, 2012 and December 31, 2011, respectively. Specific reserve allocations are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal classified loan list and have been specifically provided for or reserved for as part of the Bank’s normal loan loss provisioning methodology. The Bank has not committed to lend any additional material amounts to its existing TDR relationships at September 30, 2012.

A summary of the categories of TDR loan modifications that occurred during the nine months ended September 30, 2012 follows:

	Troubled Debt	Troubled Debt
	Restructurings	Restructurings	Total
	Performing to	Not Performing to	Troubled Debt
September 30, 2012 (in thousands)	Modified Terms	Modified Terms	Restructurings

Residential real estate loans (including
home equity loans):
Interest only payments for 6-24 months	$511	$1,727	$2,238
Rate reduction	9,266	454	9,720
Forbearance for 3-6 months	3,347	410	3,757
First modification extension	2,595	225	2,820
Subsequent modification extension	1,149	613	1,762
Total residential TDRs	16,868	3,429	20,297

Commercial related and construction loans:
Interest only payments for 6 - 12 months	3,690	708	4,398
Rate reduction	3,026	-	3,026
Forbearance for 3-6 months	593	-	593
First modification extension	9,389	455	9,844
Subsequent modification extension	-	-	-
Total commercial TDRs	16,698	1,163	17,861
Total troubled debt restructurings	$33,566	$4,592	$38,158

As of September 30, 2012, 88% of the Bank’s TDRs that occurred during 2012 were performing according to their modified terms. The Bank provided $2 million in specific reserve allocations to customers whose loan terms were modified in TDRs during the nine months ended September 30, 2012. As stated above, specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from the Bank’s internal classified loan list and have been specifically reserved for as part of the Bank’s normal reserving methodology.

There was no change between the pre and post modification loan balances at September 30, 2012 and December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification:

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of	Recorded
($'s in thousands)	Loans	Investment

Residential real estate	11	$2,980
Commercial real estate	3	970
Commercial real estate -
purchased whole loans	-	-
Real estate construction	4	1,974
Commercial	-	-
Warehouse lines of credit	-	-
Home equity	-	-
Consumer:
Credit cards	-	-
Overdrafts	-	-
Other consumer	-	-

Total	18	$5,924

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

As of September 30, 2012 and 2011, $10.7 million and $14.8 million of total RALs originated remained uncollected (outstanding past their expected funding date from the IRS), representing 1.35% and 1.43% of total gross RALs originated during the respective tax years. Substantially all of these RALs were charged off as of June 30, 2012 and 2011.

Management’s estimate of current year losses combined with recoveries of previous years’ RALs, resulted in a net provision for loan loss expense of $7.2 million and $12.0 million for the TRS division during the first nine months of 2012 and 2011. For the quarter ended September 30, 2012 and 2011, the TRS division provision for loan losses was a net credit of $460,000 and a net credit of $687,000.

For additional discussion regarding TRS, a division of RPG, see the following sections:
●          Part I Item 1 “Financial Statements:”
o          Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o          Footnote 6 “Federal Home Loan Bank Advances”
o          Footnote 11 “Segment Information”
●          Part II Item 1A “Risk Factors”

Discontinuance of the RAL Product:

As previously disclosed, effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS division. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order (collectively, the “Agreement”). As part of the Agreement, RB&T and the FDIC settled all matters set out in the FDIC’s Amended Notice of Charges dated May 3, 2011 and the lawsuit filed against the FDIC by RB&T. As required by this settlement, RB&T discontinued offering the RAL product effective April 30, 2012, subsequent to the first quarter 2012 tax season.

For additional discussion regarding the Agreement, see the Company’s Form 8-K filed with the SEC on December 9, 2011, including Exhibits 10.1 and 10.2.

5.	DEPOSITS

Ending deposit balances at September 30, 2012 and December 31, 2011 were as follows:

(in thousands)	September 30, 2012	December 31, 2011

Demand	$562,470	$523,708
Money market accounts	511,079	433,508
Brokered money market accounts	29,461	18,121
Savings	61,919	44,472
Individual retirement accounts*	40,088	31,201
Time deposits, $100,000 and over*	89,306	82,970
Other certificates of deposit*	157,025	103,230
Brokered certificates of deposit*	89,369	88,285

Total interest-bearing deposits	1,540,717	1,325,495
Total non interest-bearing deposits	514,893	408,483

Total deposits	$2,055,610	$1,733,978

(*) - Represents a time deposit.

The composition of TCB and FCB deposits outstanding at September 30, 2012 follows:

September 30 , 2012 (in thousands)	TCB	FCB	Total

Demand	$994	$3,583	$4,577
Money market accounts	1,495	30,575	32,070
Brokered money market accounts	-	-	-
Savings	10,439	-	10,439
Individual retirement accounts*	1,489	9,823	11,312
Time deposits, $100,000 and over*	14,085	7,321	21,406
Other certificates of deposit*	8,336	33,808	42,144
Brokered certificates of deposit*	9,258	31,540	40,798

Total interest-bearing deposits	46,096	116,650	162,746
Total non interest-bearing deposits	5,711	17,873	23,584

Total deposits	$51,807	$134,523	$186,330

(*) - Represents a time deposit.

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

6.           FEDERAL HOME LOAN BANK (“FHLB”) ADVANCES

At September 30, 2012 and December 31, 2011, FHLB advances were as follows:

(in thousands)	September 30, 2012	December 31, 2011

Overnight FHLB advances	$20,000	$145,000

Fixed interest rate advances with a weighted average
interest rate of 2.27% due through 2035	433,487	669,630

Putable fixed interest rate advances with a weighted average
interest rate of 4.39% due through 2017(1)	100,000	120,000

Total FHLB advances	$553,487	$934,630
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

As discussed under Footnote 2 “Acquisitions of Failed Banks,” RB&T assumed $3 million in FHLB advances in connection with the FCB acquisition. During the third quarter of 2012, RB&T prepaid these advances and incurred an early termination penalty of $63,000, which was substantially equivalent to the fair value adjustment recorded in connection with the initial day-one bargain purchase gain.

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. At September 30, 2012, Republic had available collateral to borrow an additional $434 million from the FHLB. In addition to its borrowing line with the FHLB, Republic also had unsecured lines of credit totaling $216 million available through various other financial institutions.

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

For additional discussion regarding TRS, a division of RPG, see the following sections:
●          Part I Item 1 “Financial Statements:”
o          Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o          Footnote 4 “Loans and Allowance for Loan Losses
o          Footnote 11 “Segment Information”
●          Part II Item 1A “Risk Factors”

Aggregate future principal payments on FHLB advances as of September 30, 2012, based on contractual maturity dates, are detailed below:

Year	(in thousands)

2012	$20,000
2013	35,000
2014	178,000
2015	25,000
2016	72,000
Thereafter	223,487

Total	$553,487

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	September 30, 2012	December 31, 2011

First lien, single family residential real estate	$787,078	$670,819
Home equity lines of credit	49,425	60,211
Multi-family commercial real estate	7,353	14,697

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once received, a member of the CAD reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Bank compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment, if any, should be made to the appraisal value of the remaining collateral dependent assets to arrive at a fair value.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	September 30, 2012 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$-	$92,681	$-	$92,681
Private label mortgage backed security	-	-	4,952	4,952
Mortgage backed securities - residential	-	224,593	-	224,593
Collateralized mortgage obligations	-	211,010	-	211,010
Total securities available for sale	$-	$528,284	$4,952	$533,236

Mandatory forward contracts	$-	$31,166	$-	$31,166

Rate lock loan commitments	-	26,489	-	26,489

Mortgage loans held for sale	-	3,385	-	3,385

	Fair Value Measurements at
	December 31, 2011 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Securities available for sale:
U.S. Treasury securities and
U.S. Government agencies	$-	$152,674	$-	$152,674
Private label mortgage backed security	-	-	4,542	4,542
Mortgage backed securities - residential	-	293,329	-	293,329
Collateralized mortgage obligations	-	195,403	-	195,403
Total securities available for sale	$-	$641,406	$4,542	$645,948

Mandatory forward contracts	$-	$20,394	$-	$20,394

Rate lock loan commitments	-	15,639	-	15,639

Mortgage loans held for sale	-	4,392	-	4,392

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the three and nine months ended September 30, 2012 and 2011.

The table below presents a reconciliation of the Bank’s private label mortgage backed security. This is the only asset that is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Balance, beginning of period	$4,579	$4,402	$4,542	$5,124

Total gains or losses included in earnings:
Net impairment loss recognized in earnings	-	-	-	(279)
Net change in unrealized gain/(loss)	373	2,628	410	4,595
Realized pass through of actual losses	-	(2,347)	-	(4,399)
Principal paydowns	-	(141)	-	(499)
Balance, end of period	$4,952	$4,542	$4,952	$4,542

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

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2012:

Fair
	Value	Valuation	Unobservable
	(in thousands)	Technique	Inputs	Range

Private label mortgage backed security	$4,952	Discounted cash flow	(1) Constant prepayment rate	2% - 6%

			(2) Probability of default	7% - 31.50%

			(2) Loss severity	60% - 70%

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

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2012 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$-	$-	$904	$904
Non owner occupied	-	-	355	355
Commercial real estate	-	-	2,827	2,827
Real estate construction	-	-	247	247
Commercial	-	-	23	23
Home equity	-	-	994	994
Total impaired loans *	$-	$-	$5,350	$5,350

Other real estate owned:
Residential real estate:
Owner occupied	$-	$-	$1,355	$1,355
Non owner occupied	-	-	-	-
Commercial real estate	-	-	6,069	6,069
Real estate construction	-	-	1,033	1,033
Total other real estate owned	$-	$-	$8,457	$8,457

Mortgage servicing rights	$-	$-	$3,467	$3,467

	Fair Value Measurements at
	December 31, 2011 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Impaired loans:
Residential real estate:
Owner occupied	$-	$-	$885	$885
Non owner occupied	-	-	545	545
Commercial real estate	-	-	4,520	4,520
Real estate construction	-	-	285	285
Commercial	-	-	60	60
Home equity	-	-	1,721	1,721
Total impaired loans *	$-	$-	$8,016	$8,016

Other real estate owned:
Residential real estate:
Owner occupied	$-	$-	$3,477	$3,477
Non owner occupied	-	-	417	417
Commercial real estate	-	-	1,418	1,418
Real estate construction	-	-	1,000	1,000
Total other real estate owned	$-	$-	$6,312	$6,312

Mortgage servicing rights	$-	$-	$3,412	$3,412

* - The impaired loan balances in the preceding two tables excludes TDRs. The difference between the carrying value and the fair value represents loss reserves recorded within the allowance for loan losses in accordance with FASB ASC Topic 310-10-35, “Accounting by Creditors for Impairment of a Loan.”

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

	Fair			Range
	Value	Valuation	Unobservable	(Weighted
	(in thousands)	Technique	Inputs	Average)

Impaired loans - commercial real estate	$3,098	(1) Sales comparison approach	(1) Adjustments determined by	10% - 69%	(19%)
			Management for differences
			between the comparable sales

	$1,813	(2) Income approach	(2) Adjustments for differences	9% - 9%	(9%)
			between net operating income
			expectations

Impaired loans - residential real estate	$2,252	Sales comparison approach	Adjustments determined by	14% - 65%	(27%)
			Management for differences
			between the comparable sales

Other real estate owned - residential	$1,355	Sales comparison approach	Adjustments determined by	4% - 26%	(11%)
			Management for differences
			between the comparable sales
Other real estate owned - commercial
real estate	$7,102	Sales comparison approach	Adjustments determined by	7% - 54%	(25%)
			Management for differences
			between the comparable sales

Mortgage servicing rights	$3,467	Third party valuation pricing	Prepayment speeds	200% - 411%	(222%)
			Default rate	1.50% - 1.50%	(1.50%)
			Discount rate	9% - 9%	(9%)

The following section details impairment charges recognized during the period:

The Bank recorded realized impairment losses related to its single Level 3 private label mortgage backed security as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Net impairment loss recognized in earnings	$-	$-	$-	$279

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount and valuation allowance as follows:

(in thousands)	September 30, 2012	December 31, 2011

Carrying amount of loans with a valuation allowance	$5,903	$5,391
Valuation allowance	1,147	1,717

Other real estate owned, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. At September 30, 2012 and December 31, 2011, the carrying value of other real estate owned was $25 million and $11 million, respectively. The fair value of the Bank’s individual other real estate owned properties exceeded their carrying value at September 30, 2012 and December 31, 2011.

Mortgage servicing rights, carried at fair value because the fair value was less than the amortized cost, totaled $3.4 million at September 30, 2012. The $3.4 million consisted of an outstanding balance of $3.7 million, net of a valuation allowance of $333,000 at September 30, 2012, resulting in net impairment expense of $130,000 for the nine months ended September 30, 2012. At December 31, 2011, mortgage servicing rights carried at fair value totaled $3 million, made up of the outstanding balance of $3.2 million, net of a valuation allowance of $203,000, resulting in net impairment expense of $203,000 for the year ended December 31, 2011.

Detail of other real estate owned write downs follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Other real estate owned write-downs	$866	$236	$1,207	$463

The carrying amounts and estimated fair values of all financial instruments, at September 30, 2012 and December 31, 2011 follows:

		Fair Value Measurements at
		September 30, 2012 Using:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$96,187	$96,187	$-	$-	$96,187
Securities available for sale	533,236	-	528,284	4,952	533,236
Securities to be held to maturity	48,026	-	48,448	-	48,448
Mortgage loans held for sale	3,385	-	3,385	-	3,385
Loans, net	2,618,257	-	-	2,692,285	2,692,285
Federal Home Loan Bank stock	28,784	-	-	-	N/A
Accrued interest receivable	10,088	-	10,088	-	10,088

Liabilities:
Non interest-bearing deposits	514,893	-	514,893	-	514,893
Transaction deposits	1,679,822	-	1,679,822	-	1,679,822
Time deposits	375,788	-	379,866	-	379,866
Securities sold under agreements
to repurchase and other short-term
borrowings	169,839	-	169,839	-	169,839
Federal Home Loan Bank advances	553,487	-	569,667	-	569,667
Subordinated note	41,240	-	41,162	-	41,162
Accrued interest payable	1,496	-	1,496	-	1,496

	December 31, 2011
	Carrying	Fair
(in thousands)	Value	Value

Assets:
Cash and cash equivalents	$362,971	$362,971
Securities available for sale	645,948	645,948
Securities to be held to maturity	28,074	28,342
Mortgage loans held for sale	4,392	4,392
Loans, net	2,261,232	2,305,208
Federal Home Loan Bank stock	25,980	25,980
Accrued interest receivable	9,679	9,679

Liabilities:
Non interest-bearing deposits	408,483	408,483
Transaction deposits	1,019,809	1,019,809
Time deposits	305,686	308,049
Securities sold under agreements
to repurchase and other short-term
borrowings	230,231	230,231
Federal Home Loan Bank advances	934,630	960,671
Subordinated note	41,240	41,158
Accrued interest payable	1,724	1,724

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

Federal Home Loan Bank advances – The fair value of the FHLB advances is obtained from the FHLB and is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available to the Bank for debt of similar remaining maturities and collateral terms resulting in a Level 2 classification.

Subordinated note – The fair value for subordinated debentures is calculated using discounted cash flows based upon current market spreads to LIBOR for debt of similar remaining maturities and collateral terms resulting in a Level 2 classification.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and December 31, 2011. Although management is not aware of any factors that would dramatically affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, estimates of fair value may differ significantly from the amounts presented.

8.           MORTGAGE BANKING ACTIVITIES

Activity for mortgage loans held for sale was as follows:

September 30, (in thousands)	2012	2011

Balance, January 1	$4,392	$15,228
Origination of mortgage loans held for sale	166,224	93,052
Proceeds from the sale of mortgage loans held for sale	(173,772)	(106,535)
Net gain on sale of mortgage loans held for sale	6,541	2,976

Balance, September 30	$3,385	$4,721

Mortgage Banking activities primarily include residential mortgage originations and servicing. The following table presents the components of Mortgage Banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Net gain on sale of mortgage loans held for sale	$2,819	$1,511	$6,541	$2,976
Change in mortgage servicing rights valuation allowance	(160)	(203)	(129)	(203)
Loan servicing income, net of amortization	(385)	44	(821)	319

Total Mortgage Banking income	$2,274	$1,352	$5,591	$3,092

Activity for capitalized mortgage servicing rights was as follows:

September 30, (in thousands)	2012	2011

Balance, January 1	$6,087	$7,800
Additions	1,496	924
Amortized to expense	(2,474)	(1,833)
Change in valuation allowance	(129)	(203)

Balance, September 30	$4,980	$6,688

Activity for the valuation allowance for capitalized mortgage servicing rights was as follows:

September 30, (in thousands)	2012	2011

Balance, January 1	$(203)	$-
Additions	(171)	(203)
Reductions credited to operations	42	-
Direct write downs	-	-

Balance, September 30	$(332)	$(203)

Other information relating to mortgage servicing rights follows:

(in thousands)	September 30, 2012	December 31, 2011

Fair value of mortgage servicing rights portfolio	$5,696	$7,120
Prepayment speed range	255% - 499%	221% - 550%
Discount rate	9%	9%
Weighted average default rate	1.50%	1.50%

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

The following tables include the notional amounts and realized gain (loss) for Mortgage Banking derivatives recognized in Mortgage Banking income as of September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011

Mandatory forward contracts:
Notional amount	$31,650	$20,490
Change in fair value of mandatory forward contracts	(484)	(96)

Rate lock loan commitments:
Notional amount	$25,978	$15,623
Change in fair value of rate lock loan commitments	511	16

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

As of September 30, 2012, exclusive of Mortgage Banking loan commitments, the Bank had outstanding loan commitments of $509 million, which included unfunded home equity lines of credit totaling $231 million. As of December 31, 2011, exclusive of Mortgage Banking loan commitments, the Bank had outstanding loan commitments of $486 million, which included unfunded home equity lines of credit totaling $238 million. These commitments generally have open-ended maturities and variable rates.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. Commitments outstanding under standby letters of credit totaled $18 million and $19 million at September 30, 2012 and December 31, 2011. In addition to credit risk, the Bank also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Bank does not deem this risk to be material.

At September 30, 2012 and December 31, 2011 the Bank had $12 and $11 million in letters of credit from the FHLB issued on behalf of two RB&T clients. These letters of credit were used as credit enhancements for client bond offerings and reduced RB&T’s available borrowing line at the FHLB. The Bank uses a blanket pledge of eligible real estate loans to secure these letters of credit.

On August 1, 2011, a lawsuit was filed in the United States District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads six claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, KRS §367, et seq. (Count VI). RB&T filed a Motion to Dismiss the case on January 12, 2012. In response, Plaintiff filed its Motion to Amend the Complaint on February 23, 2012. In Plaintiff’s proposed Amended Complaint, Plaintiff acknowledges disclosure of the Overdraft Honor Policy and does not seek to add any claims to the Amended Complaint. However, Plaintiff divided the breach of contract and breach of the covenant of good faith and fair dealing claims into two counts (Counts One and Two). In the original Complaint, those claims were combined in Count One. RB&T filed its objection to Plaintiff’s Motion to Amend. On June 16, 2012, the District Court denied the Plaintiff’s Motion to Amend concluding that she lacked the ability to automatically amend the complaint as of right. However, the Court held that she could be permitted to amend if she could first demonstrate that her amendment would not be futile and that she had standing to sue despite RB&T’s offer of judgment. The Court declined to rule on that issue at this time and ordered the case stayed pending a decision by the United States Court of Appeals for the Sixth Circuit in a case on appeal with the same standing issue. The Sixth Circuit is in turn waiting for the ruling of the United States Supreme Court in yet another case with the same standing issue. RB&T intends to vigorously defend its case. Management continues to closely monitor this case, but is unable to estimate, at this time, the possible loss or range of possible loss, if any, that may result from this lawsuit.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2012	2011	2012	2011

Net income	$20,668	$7,870	$112,718	$87,945

Weighted average shares outstanding	20,948	20,953	20,954	20,942
Effect of dilutive securities	81	41	78	50
Average shares outstanding including
dilutive securities	21,029	20,994	21,032	20,992

Basic earnings per share:
Class A Common Share	$0.99	$0.38	$5.38	$4.20
Class B Common Share	0.97	0.36	5.34	4.16

Diluted earnings per share:
Class A Common Share	$0.98	$0.38	$5.36	$4.19
Class B Common Share	0.97	0.36	5.32	4.15

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Antidilutive stock options	219,350	600,676	219,350	605,676

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

As of September 30, 2012, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of the newly formed RPG segment.

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. Nationally, through RB, the RPS division is preparing to become an issuing bank to offer general purpose reloadable prepaid debit, payroll, gift and incentive cards through third party program managers. Nationally, through RB&T, the RCS division is preparing to pilot short-term consumer credit products through multiple channels.

For the projected near-term, as the prepaid card and consumer credit programs are being established, the operating results of these divisions are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the RPG business operating segment. The RPS and RCS divisions will not be reported as separate business operating segments until such time, if any, that they becomes material to the Company’s overall results of operations.

Loans, investments and deposits provide the majority of the net revenue from Traditional Banking operations; servicing fees and loan sales provide the majority of revenue from Mortgage Banking operations; RAL fees and RT fees provide the majority of the revenue for the TRS division. All Company operations are domestic.

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
●          Part I Item 1 “Financial Statements:”
o          Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies”
o          Footnote 4 “Loans and Allowance for Loan Losses”
o          Footnote 6 “Federal Home Loan Bank Advances”
●          Part II Item 1A “Risk Factors”

Segment information for the three and nine months ended September 30, 2012 and 2011 follows:

	Three Months Ended September 30, 2012
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$28,444	$110	$18	$28,572

Provision for loan losses	2,543	-	(460)	2,083

Refund transfer fees	-	-	231	231
Mortgage banking income	-	2,274	-	2,274
Bargain purchase gains	26,923	-	-	26,923
Other non interest income	5,387	11	19	5,417
Total non interest income	32,310	2,285	250	34,845

Total non interest expenses	26,118	851	2,793	29,762

Gross operating profit (loss)	32,093	1,544	(2,065)	31,572
Income tax expense (benefit)	11,145	541	(782)	10,904
Net income (loss)	$20,948	$1,003	$(1,283)	$20,668

Segment end of period assets	$3,413,293	$8,765	$13,718	$3,435,776

Net interest margin	3.54%	NM	NM	3.54%

	Three Months Ended September 30, 2011
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$27,059	$100	$4	$27,163

Provision for loan losses	547	-	(687)	(140)

Refund transfer fees	-	-	425	425
Mortgage banking income	-	1,352	-	1,352
Net gain on sales, calls and impairment
of securities	301	-	-	301
Other non interest income	8,367	26	5	8,398
Total non interest income	8,668	1,378	430	10,476

Total non interest expenses	22,065	705	3,668	26,438

Gross operating profit (loss)	13,115	773	(2,547)	11,341
Income tax expense (benefit)	4,293	270	(1,092)	3,471
Net income (loss)	$8,822	$503	$(1,455)	$7,870

Segment end of period assets	$3,067,504	$11,810	$15,827	$3,095,141

Net interest margin	3.61%	NM	NM	3.60%

	Nine Months Ended September 30, 2012
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$84,406	$283	$45,415	$130,104

Provision for loan losses	6,505	-	7,214	13,719

Refund transfer fees	-	-	78,127	78,127
Mortgage banking income	-	5,591	-	5,591
Net gain on sales, calls and impairment
of securities	56	-	-	56
Bargain purchase gains	54,726	-	-	54,726
Other non interest income	17,005	27	208	17,240
Total non interest income	71,787	5,618	78,335	155,740

Total non interest expenses	76,752	2,928	18,686	98,366

Gross operating profit	72,936	2,973	97,850	173,759
Income tax expense	25,150	1,041	34,850	61,041
Net income	$47,786	$1,932	$63,000	$112,718

Segment end of period assets	$3,413,293	$8,765	$13,718	$3,435,776

Net interest margin	3.51%	NM	NM	5.11%

	Nine Months Ended September 30, 2011
(dollars in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net interest income	$78,580	$291	$59,092	$137,963

Provision for loan losses	5,454	-	12,049	17,503

Refund transfer fees	-	-	88,071	88,071
Mortgage banking income	-	3,092	-	3,092
Net gain on sales, calls and impairment
of securities	1,929	-	-	1,929
Other non interest income	19,663	51	350	20,064
Total non interest income	21,592	3,143	88,421	113,156

Total non interest expenses	67,840	2,755	27,187	97,782

Gross operating profit (loss)	26,878	679	108,277	135,834
Income tax expense (benefit)	8,263	237	39,389	47,889
Net income (loss)	$18,615	$442	$68,888	$87,945

Segment end of period assets	$3,067,504	$11,810	$15,827	$3,095,141

Net interest margin	3.48%	NM	NM	5.60%
_________________________
NM – Not Meaningful

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic Bancorp, Inc. (“Republic” or the “Company”) analyzes the major elements of Republic’s consolidated balance sheets and statements of income. Republic, a bank holding company headquartered in Louisville, Kentucky, is the parent company of Republic Bank & Trust Company, (“RB&T”), Republic Bank (“RB”) (collectively referred together as the “Bank”), Republic Funding Company and Republic Invest Co. Republic Invest Co. includes its subsidiary, Republic Capital LLC. The consolidated financial statements also include the wholly-owned subsidiaries of RB&T: Republic Financial Services, LLC, TRS RAL Funding, LLC and Republic Insurance Agency, LLC. Republic Bancorp Capital Trust is a Delaware statutory business trust that is a 100%-owned unconsolidated finance subsidiary of Republic Bancorp, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Part I Item 1 “Financial Statements.”

As used in this filing, the terms “Republic,” the “Company,” “we,” “our” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries; and the term the “Bank” refers to the Company’s subsidiary banks: RB&T and RB.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, recession, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations or the interpretation and enforcement thereof, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required, as well as other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”) including under Part II Item 1A “Risk Factors” in this filing.

Broadly speaking, forward-looking statements include:

●	projections of revenue, expenses, income, losses, earnings per share, capital expenditures, dividends, capital structure or other financial items;
●	descriptions of plans or objectives for future operations, products or services;
●	forecasts of future economic performance; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about various matters, including:

●	loan delinquencies, future credit losses, non-performing loans and non-performing assets;
●	further developments in the Bank’s ongoing review of and efforts to resolve possible problem credit relationships, which could result in, among other things, additional provision for loan losses;
●	deteriorating credit quality, including changes in the interest rate environment and reducing interest margins;
●	the overall adequacy of the allowance for loan losses;
●	future short-term and long-term interest rates and the respective impact on net interest margin, net interest spread, net income, liquidity and capital;
●	the future performance of assets, including loans, acquired in FDIC-assisted failed bank acquisitions;
●	the future operating performance of the Republic Payment Solutions (“RPS”) division;
●	the future operating performance of the Republic Credit Solutions (“RCS”) division;
●	the future regulatory viability of the Tax Refund Solutions (“TRS”) division;
●	the future operating performance of the TRS division, including the impact of the cessation of Refund Anticipation Loans (“RALs”);
●	future Refund Transfer (“RT”) (formerly referred to as Electronic Refund Checks/Electronic Refund Deposits or ERCs/ERDs) volume for the TRS division;
●	future revenues associated with RTs at the TRS division;
●	future recoveries associated with RALs originated during 2012 and prior;
●	potential impairment of investment securities;
●	the future value of mortgage servicing rights;

●	the impact of new accounting pronouncements;
●	legal and regulatory matters including results and consequences of regulatory guidance, litigation, administrative proceedings, rule-making, interpretations, actions and examinations;
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

As stated in its 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2012, Republic believes its critical accounting policies and estimates relate to the following valuations:

●	Traditional Banking segment allowance for loan losses and provision for loan losses
●	Mortgage servicing rights
●	Income tax accounting
●	Goodwill and other intangible assets
●	Impairment of investment securities

Summary of new critical accounting policies and estimates:

In addition to the critical accounting policies and estimates disclosed in the Company’s 2011 Annual Report on Form 10-K, Republic considers the purchase accounting surrounding acquisitions of failed banks to be a new critical accounting policy and significant estimate. Bargain purchase gains often result in acquisitions of failed banks because the overall price paid by the acquiring bank is less than the estimated fair value of the assets acquired and liabilities assumed of the failed bank. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition, as additional information relative to the acquisition date fair values becomes available. More specifically, fair value adjustments for loans and other real estate owned may be made, as market value data, such as appraisals, are received by the Bank.

Due to the compressed due diligence period of a FDIC-assisted acquisition, the measurement period analysis of information that may be reflective of conditions existing as of the acquisition date generally extends longer within the one year measurement period compared to non-assisted transactions. The difference is attributable to the fact that FDIC-assisted transactions are marketed for two to four weeks with on-site due diligence limited to two to three days while traditional non-assisted transactions generally have a three to six month due diligence and regulatory approval periods prior to the acquisition. The accuracy of the bargain purchase gain estimate can also be negatively impacted by the amount of time between the acquisition date of the failed bank and the required reporting date of the Company. The shorter the time between those two dates can limit the amount of information the Bank can gather before it reports its bargain purchase gain, thus limiting the overall precision in the estimate.

BUSINESS SEGMENT COMPOSITION

As of September 30, 2012, the Company was divided into three distinct business operating segments: Traditional Banking, Mortgage Banking and Republic Processing Group (“RPG”). During the second quarter of 2012, the Company realigned the previously reported Tax Refund Solutions (“TRS”) segment as a division of the newly formed RPG segment. Along with the TRS division, Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”) also operate as divisions of newly formed the RPG segment.

Nationally, through RB&T, RPG facilitates the receipt and payment of federal and state tax refund products under the TRS division. Nationally, through RB, the RPS division is preparing to become an issuing bank to offer general purpose reloadable prepaid debit, payroll, gift and incentive cards through third party program managers. Nationally, through RB&T, the RCS division is preparing to pilot short-term consumer credit products through multiple channels.

For the projected near-term, as the prepaid card and consumer credit programs are being established, the operating results of these divisions are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the RPG business operating segment. The RPS and RCS divisions will not be reported as separate business operating segment until such time, if any, that they become material to the Company’s overall results of operations.

Net income, total assets and net interest margin by segment for the three and nine months ended September 30, 2012 and 2011 are presented below:

	Three Months Ended September 30, 2012
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$20,948	$1,003	$(1,283)	$20,668
Segment assets	3,413,293	8,765	13,718	3,435,776
Net interest margin	3.54%	NM	NM	3.54%

	Three Months Ended September 30, 2011
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income (loss)	$8,822	$503	$(1,455)	$7,870
Segment assets	3,067,504	11,810	15,827	3,095,141
Net interest margin	3.61%	NM	NM	3.60%

	Nine Months Ended September 30, 2012
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income	$47,786	$1,932	$63,000	$112,718
Segment assets	3,413,293	8,765	13,718	3,435,776
Net interest margin	3.51%	NM	NM	5.11%

	Nine Months Ended September 30, 2011
(in thousands)	Traditional Banking	Mortgage Banking	Republic Processing Group	Total Company

Net income (loss)	$18,615	$442	$68,888	$87,945
Segment assets	3,067,504	11,810	15,827	3,095,141
Net interest margin	3.48%	NM	NM	5.60%

NM = Not Meaningful

For expanded segment financial data see Footnote 11 “Segment Information” of Part I Item 1 “Financial Statements.

(I)  Traditional Banking segment

As of September 30, 2012, Republic had 44 full-service banking centers with locations as follows:

●	Kentucky – 34
o	Metropolitan Louisville – 20
o	Central Kentucky – 11
▪	Elizabethtown – 1
▪	Frankfort – 1
▪	Georgetown – 1
▪	Lexington – 5
▪	Owensboro – 2
▪	Shelbyville, Kentucky - 1
o	Northern Kentucky – 3
▪	Covington, Kentucky – 1
▪	Florence, Kentucky – 1
▪	Independence, Kentucky - 1
●	Southern Indiana – 3
o	Floyds Knobs – 1
o	Jeffersonville – 1
o	New Albany – 1
●	Metropolitan Nashville, Tennessee – 1
●	Metropolitan Minneapolis, Minnesota – 1
●	Metropolitan Tampa, Florida – 4*
●	Metropolitan Cincinnati, Ohio – 1*
____________________
* - Denotes a RB location

Republic’s headquarters are located in Louisville, which is the largest city in Kentucky.

Effective January 27, 2012, RB&T acquired certain assets and assumed substantially all of the deposits and certain other liabilities of Tennessee Commerce Bank (“TCB”), headquartered in Franklin, Tennessee from the FDIC, as receiver for TCB. This acquisition represented a single banking center located in metropolitan Nashville and represented RB&T’s initial entrance into the Tennessee market.

Effective September 7, 2012 RB&T acquired substantially all of the assets and assumed substantially all of the liabilities of First Commercial Bank (“FCB”), headquartered in Bloomington, Minnesota from the FDIC, as receiver for FCB. This acquisition represented a single banking center located in metropolitan Minneapolis and represented RB&T’s initial entrance into the Minnesota market. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

In June 2011, the Bank commenced business in its newly established warehouse lending division. Through this division, the Bank provides short-term, revolving credit facilities to mortgage bankers secured by single 1-4 family real estate loans. These advances enable the mortgage company customer to close single 1-4 family real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. These individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold to the secondary market investor. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to payoff the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer. As of September 30, 2012, the Bank had outstanding loans of $167 million and 11 committed lines totaling $251 million within its warehouse lending division.

As a result of the historically low interest rate environment over the last several years, the Bank has been challenged in its efforts to grow its residential real estate portfolio, as consumer demand shifted to 15 and 30 year fixed rate loan products that the Bank has historically sold into the secondary market. In addition to retaining a portion of longer-fixed rate loan originations, the Bank also created a fixed rate Home Equity Amortizing Loan (“HEAL”) product during the second half of 2010 in an effort to grow its residential real estate portfolio. The HEAL product is a first mortgage or a junior lien mortgage product with amortization periods of 20 years or less. Features of the HEAL include $199 fixed closing costs; no requirement for the client to escrow insurance and property taxes; and as with the Bank’s traditional ARM products, no requirement for private mortgage insurance. The overall features of the HEAL have made it an attractive alternative to long-term fixed rate secondary market products. As of September 30, 2012 and December 31, 2011, the Bank had $196 million and $58 million of HEALs outstanding.

Acquisitions of Failed Banks

The assets acquired and liabilities assumed in the 2012 acquisitions of failed banks are presented at estimated fair value on the respective acquisition date. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition, as additional information relative to the acquisition date fair values becomes available. More specifically, fair value adjustments for loans and other real estate owned may be made, as market value data, such as appraisals, are received by the Bank. Due to the compressed due diligence period of a FDIC-assisted acquisition, the measurement period analysis of information that may be reflective of conditions existing as of the acquisition date generally extends longer within the one year measurement period compared to non-assisted transactions. The difference is attributable to the fact that FDIC-assisted transactions are marketed for two to four weeks with on-site due diligence limited to two to three days while traditional non-assisted transactions generally have a three to six month due diligence and regulatory approval periods prior to the acquisition. In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the respective acquisition dates.

During the third quarter of 2012, the Bank recorded a nominal recast of the TCB bargain purchase gain, representing a decrease totaling $189,000. Future recasts of the bargain purchase gain are possible up to one year from the date of the acquisition, however, management does not currently anticipate additional future adjustments to the TCB bargain purchase gain, as a significant amount of information is now available to management regarding the assets and liabilities in the acquisition and a significant amount of the assets acquired have been resolved in some manner.

Related to the FCB bargain purchase gain, management believes there will be future adjustments made to the bargain purchase gain that was originally recorded for the third quarter of 2012. Management also believes that it is possible that some of these adjustments could be significant. Unlike the TCB acquisition, which occurred 64 days before the end of the first quarter, the FCB acquisition occurred 23 days before the end of the third quarter. As with any acquisition of a failed bank from the FDIC, the Bank had a limited amount of time in its preliminary due diligence process to value the assets and liabilities that were part of the transaction. In addition, in the case of FCB, the Bank also had a significantly shorter timeframe between the acquisition date and the end of the quarter to make assessments and gather data about the future estimated cash flows of the assets acquired and liabilities assumed to more precisely determine a day-one bargain purchase gain. While management has made its best estimate related to the future cash flows of the FCB loans and deposits based on the information it had available at quarter-end, management believes more data will become available by the end of the fourth quarter of 2012, including updated appraisal information and face-to-face discussions with troubled borrowers to determine their willingness and ability to repay the loans purchased, which will allow the Bank to more precisely estimate its bargain purchase gain related to the FCB acquisition.

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

(III)  RPG segment

The RPG segment is comprised of three distinct divisions: Tax Refund Solutions (“TRS”), Republic Payment Solutions (“RPS”) and Republic Credit Solutions (“RCS”).

TRS division:

Republic, through its TRS division, is one of a limited number of financial institutions that facilitates the payment of federal and state tax refund products through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers. The TRS division’s three primary tax-related products have historically included: Refund Transfers (“RTs”) (formerly referred to as Electronic Refund Checks/Electronic Refund Deposits or ERCs/ERDs or ARs/ARDs) and Refund Anticipation Loans (“RALs”). Substantially all of the business generated by the TRS division occurs in the first quarter of the year. The TRS division traditionally operates at a loss during the second half of the year, during which time the division incurs costs preparing for the upcoming year’s first quarter tax season.

During the nine months ended September 30, 2012 and 2011, net income from the TRS division accounted for approximately 56% and 78% of the Company’s total net income. Net income associated with RALs represented approximately 35% and 34% of the TRS division’s net income for the same respective periods. As discussed below, RB&T discontinued its offering of the RAL product effective April 30, 2012.

RTs are products whereby a tax refund is issued to the taxpayer after RB&T has received the refund from the federal or state government. There is no credit risk or borrowing cost for RB&T associated with these products because they are only delivered to the taxpayer upon receipt of the refund directly from the Internal Revenue Service (“IRS”). Fees earned on RTs are reported as non interest income under the line item “Refund Transfer fees.”

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

Discontinuance of the RAL Product and Future Competition

As previously disclosed, effective December 8, 2011, RB&T entered into an agreement with the FDIC resolving its differences regarding the TRS division. RB&T’s resolution with the FDIC was in the form of a Stipulation Agreement and a Consent Order (collectively, the “Agreement”). As part of the Agreement, RB&T and the FDIC settled all matters set out in the FDIC’s Amended Notice of Charges dated May 3, 2011 and the lawsuit filed against the FDIC by RB&T. As required by this settlement, RB&T discontinued its offering the RAL product effective April 30, 2012, subsequent to the first quarter 2012 tax season.

RB&T’s discontinuance of RALs beyond 2012 is expected to have a material adverse impact on net income in 2013 and beyond, as the RAL product accounted for approximately 35% and 34% of the TRS division’s net income for the nine months ended September 30, 2012 and 2011, respectively. In addition, RB&T’s loss of the RAL product will have a negative impact to the revenue it receives on its RT products due to competitive pricing pressures. It is expected that the TRS division will continue to be a material contributor to the Company’s overall net income in 2013 and beyond. Currently, however, the Company believes net income from the TRS division in 2013 could be reduced by up to 90% from the net income achieved in 2012, as a direct result of the termination of the material contracts detailed below in combination with competitive pricing pressures. The Company cannot, however, currently predict a precise contribution from the TRS division going forward, as many of its pricing and potential revenue sharing arrangements for the upcoming first quarter 2013 tax season and beyond remain subject to discussions. Actual TRS division net income for 2012 and beyond will be impacted by a number of factors, including those factors disclosed from time to time in the Company’s filings with the SEC and set forth under Part II Item 1A “Risk Factors.”

For additional discussion regarding the Agreement, see the Company’s Form 8-K filed with the SEC on December 9, 2011, including Exhibits 10.1 and 10.2.

As set forth under Part II Item 1A “Risk Factors,” the discontinuance of the RAL product after April 30, 2012, is expected to have a material adverse impact on the profitability of RB&T’s RT products. The TRS division faces direct competition for RT market share from independently-owned processing groups partnered with banks. Independent processing groups that were unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. Without the ability to originate RALs after the 2012 tax season, RB&T will face increased competition in the RT marketplace. In addition to a potential loss of volume resulting from additional competitors, RB&T will also likely incur substantial pressure on its profit margin for its RT products, as it will be forced to compete with existing rebate and pricing incentives in the RT marketplace.

In addition, as a result of RB&T’s Agreement with the FDIC, the TRS division is subject to additional oversight requirements not currently imposed on its competitors. These additional requirements could make attracting new relationships and retaining existing relationships more difficult for RB&T.

Termination of Material TRS Contracts

For the first quarter 2012 tax season, RB&T conducted business with Jackson Hewitt Inc. (“JHI”), a subsidiary of Jackson Hewitt Tax Service Inc. (“JH”), and JTH Tax Inc. d/b/a Liberty Tax Service (“Liberty”) to offer RAL and RT products. JH and Liberty provide preparation services of federal, state and local individual income tax returns in the U.S. through a nationwide network of franchised and company-owned tax-preparers offices. Approximately 40% of the TRS division’s gross revenue was derived from JH tax offices for the nine months ended as of September 30, 2012 and 2011, with another 19% and 20% from Liberty tax offices for the same respective periods.

On August 27, 2012, RB&T received a termination notice to the Amended and Restated Marketing and Servicing Agreement, dated November 29, 2011 (the “M&S Agreement”), with Liberty related to RB&T’s RT products, as well as RB&T’s previously offered RAL product.

Prior to its termination, the restated M&S Agreement had, among other things:

(1)	set the term of the M&S Agreement to expire on October 16, 2014;
(2)	named RB&T as the exclusive provider of all RT products and the previously offered RAL product for a mutually agreed upon list of locations through the term of the contract; and
(3)
provided that either party may at its option terminate the M&S Agreement upon twenty (20) days’ prior written notice if (i) the other party has materially breached any of the terms thereof and has failed to cure such breach within such twenty day time period or (ii) the continued operation of the Financial Product Program or the electronic filing program was no longer commercially feasible or practical, or no longer provided the same opportunity, to the terminating party due to legal, legislative or regulatory determinations, enactments or interpretations or significant external events or occurrences beyond the control of the terminating party; and provided that in the case of clause (ii) above, the parties shall first mutually endeavor in good faith to modify the Financial Product Program in a manner resolving the problems caused by legal, legislative, regulatory or external events or occurrences.

Liberty’s termination letter stated that it was terminating the M&S Agreement effective September 16, 2012, under section 9(b) of the M&S Agreement, with the termination provisions of this section listed in bullet point (3) above. Under the terms of the M&S Agreement, a termination under section 9(b) requires no early termination penalty for either party.

While RB&T continues to work with Liberty to reach a mutually agreeable solution, RB&T has notified Liberty that RB&T believes there has been no occurrence that would give rise to termination of the M&S Agreement and that RB&T disagrees with Liberty’s interpretation of the M&S Agreement relative to Liberty’s ability to terminate. The Bank will continue to evaluate its alternatives as it seeks to protect its rights under the M&S Agreement. Termination of this contract will have a material adverse impact to the Company’s results of operations in 2013 and beyond.

On September 18, 2012, RB&T received a termination notice to the Amended and Restated Program Agreement, dated August 3, 2011 (the “Program Agreement”), with JHI and Jackson Hewitt Technology Services LLC (“JHTSL”) related to RB&T’s RT products, as well as RB&T’s previously offered RAL product. Prior to its termination, the Program Agreement had, among other things, set the term of the Program Agreement to expire on October 14, 2014.

JHTSL’s termination letter stated that they were terminating the Program Agreement pursuant to Sections 8.2(i) and 8.2(ii) because, among other reasons, RB&T “cannot offer and provide RALs to customers of designated EROs during Tax Seasons 2013 and 2014 as required by the Program Agreement.” RB&T believes there has been no occurrence that would give rise to termination of the Program Agreement and it is currently evaluating possible legal actions and has made demand for mediation and arbitration as required under the Program Agreement. Termination of this contract will have a material adverse impact to the Company’s results of operations in 2013 and beyond.

TRS Division Funding – First Quarter 2013 Tax Season

As detailed above, with the elimination of the RAL product, RB&T will not need to seek direct funding for the TRS division during the upcoming 2013 tax season.

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

TRS Division Funding – First Quarter 2011 Tax Season

Due to RB&T’s reduction to its maximum RAL offering amount and its revised underwriting guidelines in response to the elimination of the Debt Indicator (“DI”) by the IRS, RB&T’s funding needs for the first quarter 2011 tax season were significantly reduced compared to previous years. During the fourth quarter of 2010, RB&T obtained $562 million in brokered certificates of deposits to be utilized to fund the first quarter 2011 RAL program. These brokered certificates of deposits had a weighted average life of three months with a weighted average interest rate of 0.42%.

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

For the projected near-term, as the prepaid card program is being established, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the RPG business operating segment. The RPS division will not be reported as a separate business operating segment until such time, if any, that it becomes material to the Company’s overall results of operations.

The Company divides prepaid cards into two general categories: reloadable and non-reloadable cards.

Reloadable Cards: These types of cards are considered general purpose reloadable (“GPR”) cards. These cards may take the form of payroll cards issued to an employee by an employer to receive the direct deposit of their payroll. GPR cards can also be issued to a consumer at a retail location or mailed to a consumer after completing an on-line application. GPR cards can be reloaded multiple times with a consumer’s payroll, government benefit, a federal or state tax refund or through cash reload networks located at retail locations. Reloadable cards are generally open loop cards as described below.

Non-Reloadable Cards: These are generally one-time use cards that are only active until the funds initially loaded to the card are spent. These types of cards are considered gift or incentive cards. These cards may be open loop or closed loop, as described below. Normally these types of cards are used for the purchase of goods or services at retail locations and cannot be used to receive cash.

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

See additional discussion under Part II Item 1A “Risk Factors.”

RCS division:

Nationally, through RB&T, the RCS division is preparing to pilot short-term consumer credit products through multiple channels. In general, the credit products are expected to be unsecured small dollar consumer loans with maturities of 30 days or more, and are dependent on various factors including the consumer's ability to repay. All RCS programs will be piloted for a period of time to ensure all aspects are meeting expectations before continuation.

RB&T management preliminarily expects to fund RCS during its pilot phase with a nominal amount of capital. At the conclusion of its pilot phase, RB&T management will determine whether or not to expand or modify the program based on the results of the pilot phase. As with most start-up ventures, management expects the pilot to operate at a loss in its initial stages. Given the speculative nature of the program, management cannot currently predict how much money the program may lose during the pilot phase, however, RB&T does not plan to put more than $5 million of capital at risk until such time the program may become profitable.

OVERVIEW (Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011)

Net income for the three months ended September 30, 2012 was $20.7 million, representing an increase of $12.8 million, or 163%, compared to the same period in 2011. Diluted earnings per Class A Common Share increased to $0.98 for the quarter ended September 30, 2012 compared to $0.38 for the same period in 2011.

General highlights by segment for the quarter ended September 30, 2012 consisted of the following:

Traditional Banking segment (Third Quarter Highlights)

●	Net income increased $12.1 million, or 137%, for the third quarter of 2012 compared to the same period in 2011.

●
On September 7, 2012, RB&T acquired loans and deposits with a fair value of $127 million and $196 million, resulting in a pre-tax bargain purchase gain of $27.1 million. See additional discussion regarding the FCB acquisition under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

●
Net interest income increased $1.4 million, or 5%, for the third quarter of 2012 to $28.4 million. The Traditional Banking segment net interest margin decreased 7 basis points for the quarter ended September 30, 2012 to 3.54%.

●	Provision for loan losses was $2.5 million for the quarter ended September 30, 2012 compared to $547,000 for the same period in 2011.

●	Total non interest income increased $23.6 million for the third quarter of 2011 compared to the same period in 2011, primarily due to the bargain purchase gain detailed above.

●
During the third quarter of 2011, the Bank sold its Bowling Green, Kentucky banking center and recorded a pre-tax gain on sale of $2.9 million. Also, during the third quarter of 2011, the Bank realized $301,000 in gains related to sales and calls of $26 million of available for sale investment securities.

●
Total non interest expense increased $4.1 million, or 18%, during the third quarter of 2012 compared to the third quarter of 2011 due primarily to pre-conversion overhead costs associated with the 2012 acquisitions of failed banks.

●	Total non-performing loans to total loans were 0.80% at September 30, 2012, compared to 1.02% at December 31, 2011 and 1.07% at September 30, 2011.

●
The Bank launched its Warehouse Lending division during the second quarter of 2011 and had $167 million in loans outstanding at September 30, 2012 compared to $41 million and $17 million at December 31, 2011 and September 30, 2011, respectively.

Mortgage Banking segment (Third Quarter Highlights)

●	Within the Mortgage Banking segment, mortgage banking income increased $922,000, or 68%, during the third quarter of 2012 compared to the same period in 2011.

●	Mortgage banking income was positively impacted by an increase in secondary market loan volume during the third quarter of 2012.

RPG segment - (Third Quarter Highlights)

●	RPG posted a net loss of $1.3 million for the third quarter of 2012 compared to a net loss of $1.5 million for the same period in 2011.

●	RPG recorded a net credit to provision for loan losses of $460,000 for the third quarter of 2012, compared to a net credit of $687,000 for the same period in 2011.

●	RPG posted non-interest income of $250,000 for the third quarter of 2012 compared to $430,000 for the same period in 2011.

●	Total non interest expense decreased $875,000, or 24%, during the third quarter of 2012 compared to the third quarter of 2011 due primarily to the decline in legal and FDIC assessment expenses.

●	Liberty and JH unilaterally terminated their contracts with TRS during the third quarter of 2012.

●	RB&T permanently discontinued the offering of its RAL product effective April 30, 2012.

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
o          Footnote 4 “Loans and Allowance for Loan Losses”
o          Footnote 6 “Federal Home Loan Bank Advances”
o          Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o          “Business Segment Composition”
o          “Results of Operations”
o          “Comparison of Financial Condition”
●  Part II Item 1A “Risk Factors”

RESULTS OF OPERATIONS (Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011)

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

Total Company net interest income increased $1.4 million, or 5%, for the third quarter of 2012 compared to the same period in 2011. The total Company net interest margin decreased 6 basis points to 3.54% for the same period. The most significant components impacting the total Company’s net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $1.4 million, or 5%, for the third quarter of 2012 compared to 2011, despite a 7 basis points decline in net interest margin for the same period to 3.54%. The increase in net interest income during the third quarter of 2012 was directly attributable to an increase in the average balance of loans outstanding. Four distinguishable drivers positively impacted the size of its loan portfolio and correspondingly provided a positive impact to quarter-over-quarter net interest income.

First, as discussed in more detail within the “Loan Portfolio” section of this filing, the Bank started its Mortgage Warehouse Lending Division during June of 2011. During the third quarter of 2012, the Mortgage Warehouse Lending Division had average loans outstanding of $129 million achieving an average yield of 4.36%. These loans are revolving lines of credit with a term of 364 days, contain interest rate floors and adjust monthly with 30 day LIBOR.

The second driver occurred on January 27, 2012 when RB&T acquired TCB. As part of the TCB acquisition, RB&T acquired loans, net of loans put back to the FDIC, with a fair value of approximately $57 million and an initial projected effective yield of 7.94%. At September 30, 2012 TCB loans with a carrying value of $34 million were still outstanding.

The third driver of the increase in net interest income for the quarter was an increase in the average balance of the Bank’s residential real estate loans. Overall, average residential real estate loans increased $111 million compared to the third quarter of 2011 due primarily to growth in the Bank’s Home Equity Amortizing Loan (“HEAL”) product. The HEAL product is described in more detail within the “Loan Portfolio” section of this filing.

Lastly, the fourth driver occurred on September 7, 2012 when RB&T acquired FCB. As part of the FCB acquisition, the Bank acquired loans, with a fair value of approximately $127 million and an initial projected effective yield of 7.36%. See additional discussion regarding the FCB acquisition under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Within the liabilities section of the balance sheet, the Bank continued to reprice its interest-bearing deposits lower to partially offset declining asset yields. In addition, due to the steepness of the yield curve and the Federal Reserve Bank’s (“FRB’s”) pledge to keep the Federal Funds Target Rate (“FFTR”) low for an extended period of time, the Bank prepaid $81 million in FHLB advances during the first quarter of 2012 that were originally scheduled to mature between October 2012 and May 2013. These advances had a weighted average cost of 3.56%. The Bank incurred a $2.4 million early termination penalty in connection with these prepayments, which will save the Bank approximately $2.6 million in interest expense during the period of April 2012 through the first five months of 2013.

The interest savings realized by the Bank as a result of these prepayments have been and will continue to be reduced by the Bank’s on-going interest rate risk mitigation practices, which often includes strategies utilizing long term advances from the FHLB. In particular, the Bank took advantage of declining interest rates during 2012 (primarily the second and third quarters) to borrow $185 million of long-term advances with a weighted average life of 5.5 years and a weighted average cost of 1.39%. The Bank borrowed these funds on a long-term basis to mitigate its interest rate risk position in the event of an increasing rate environment.

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

Table 1 – Total Company Average Balance Sheets and Interest Rates for the Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$629,542	$2,791	1.77%	$711,050	$4,141	2.33%
Federal funds sold and other interest-earning deposits	82,404	45	0.22%	68,108	60	0.35%
Refund Anticipation Loan fees(2)	-	9	0.00%	-	1	0.00%
Traditional Bank loans and fees(2)(3)	2,520,174	31,283	4.97%	2,237,559	30,224	5.40%

Total interest-earning assets	3,232,120	34,128	4.22%	3,016,717	34,426	4.56%

Less: Allowance for loan losses	22,560			25,928

Non interest-earning assets:
Non interest-earning cash and cash equivalents	38,086			63,670
Premises and equipment, net	33,035			35,760
Other assets(1)	41,396			57,011
Total assets	$3,322,077			$3,147,230

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$617,919	$56	0.04%	$389,542	$107	0.11%
Money market accounts	488,609	172	0.14%	681,683	485	0.28%
Time deposits	240,424	489	0.81%	244,114	1,005	1.65%
Brokered money market and brokered CD's	115,117	480	1.67%	129,238	460	1.42%

Total deposits	1,462,069	1,197	0.33%	1,444,577	2,057	0.57%

Securities sold under agreements to repurchase and
other short-term borrowings	208,051	110	0.21%	249,002	111	0.18%
Federal Home Loan Bank advances	523,053	3,619	2.77%	517,739	4,467	3.45%
Subordinated note	41,240	630	6.11%	41,240	628	6.09%

Total interest-bearing liabilities	2,234,413	5,556	0.99%	2,252,558	7,263	1.29%

Non interest-bearing liabilities and Stockholders' equity
Non interest-bearing deposits	505,127			396,568
Other liabilities	42,674			48,927
Stockholders' equity	539,863			449,177
Total liabilities and stockholders' equity	$3,322,077			$3,147,230

Net interest income		$28,572			$27,163

Net interest spread			3.23%			3.27%

Net interest margin			3.54%			3.60%

__________________________
(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments – Debt and Equity Securities, is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $1.1 million and $1.1 million for the three months ended September 30, 2012 and 2011.
(3)	Average balances for loans include the principal balance of non-accrual loans and loans held for sale.

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

Table 2 – Total Company Volume/Rate Variance Analysis for the Three Months Ended September 30, 2012 and 2011

		Three Months Ended September 30, 2012
		Compared to
		Three Months Ended September 30, 2011
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(1,350)	$(438)	$(912)
Federal funds sold and other interest-earning deposits	(15)	11	(26)
Refund Anticipation Loan fees	8	-	8
Traditional Bank loans and fees	1,059	3,629	(2,570)

Net change in interest income	(298)	3,202	(3,500)

Interest expense:

Transaction accounts	(51)	43	(94)
Money market accounts	(313)	(112)	(201)
Time deposits	(516)	(15)	(501)
Brokered money market and brokered CDs	20	(54)	74
Securities sold under agreements to repurchase and
other short-term borrowings	(1)	(20)	19
Federal Home Loan Bank advances	(848)	46	(894)
Subordinated note	2	-	2

Net change in interest expense	(1,707)	(112)	(1,595)

Net change in net interest income	$1,409	$3,314	$(1,905)

Provision for Loan Losses (Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011)

The Company recorded a provision for loan losses of $2.1 million for the third quarter 2012, compared to a net credit provision of $140,000 for the same period in 2011. The significant components comprising the Company’s increased provision for loan losses were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during the third quarter of 2012 was $2.5 million compared to $547,000 recorded during the third quarter of 2011.

Notable fluctuations in the provision for loan losses were as follows:

●
Approximately $693,000 of the net increase in the provision for loan losses from the third quarter of 2011 to the third quarter of 2012 was attributable to increases in the Bank’s general loan loss reserves for its pass-rated credits. This was due to growth in the loan portfolio combined with increases in historical loss percentages.

●
Approximately $912,000 of the net increase in the provision for loan losses from the third quarter of 2011 to the third quarter of 2012 was attributable to the Bank’s large classified loan portfolio. The Bank increased allocations for relationships that were either downgraded to substandard or displayed further signs of credit deterioration during the quarter.

●
While the Bank’s delinquency and nonperforming loan ratios continue to trend favorably, the Bank’s charge offs in the third quarter of 2012 remained elevated as compared to historical amounts. These charge offs were mostly reserved for in prior periods.

While the Bank continues to see signs of improvement in many of its credit quality indicators, the Bank’s management remains cautious in its outlook, as there remain concurrent negative indications within the economic, regulatory and political sectors that could impact the Bank’s customers ability to repay.

See the section titled “Asset Quality” in this section of the filing under “Comparison of Financial Condition at September 30, 2012 and December 31, 2011” for additional discussion regarding the Company’s provision for loan losses, classified assets, allowance for loan losses, non-performing loans, delinquent loans, impaired loans and TDRs.

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

For the three months ended September 30, 2012, the TRS division provision for loan losses was a net credit of $460,000 compared to a net credit of $687,000 for the same period in 2011. The net credit in both periods resulted from better than previously projected paydowns within RB&T’s RAL portfolio.

An analysis of changes in the allowance for loan losses and selected ratios follows:

Table 3 – Summary of Loan Loss Experience for the Three Months Ended September 30, 2012 and 2011

	Three Months Ended
	September 30,
(dollars in thousands)	2012	2011
Allowance for loan losses at beginning of period	$22,510	$25,931
Charge offs:

Residential real estate:
Owner occupied	(348)	(620)
Non owner occupied	(20)	(457)
Commercial real estate	(37)	(362)
Commercial real estate - purchased whole loans	-	-
Real estate construction	-	(770)
Commercial	(11)	-
Warehouse lines of credit	-	-
Home equity	(633)	(419)
Consumer:
Credit cards	(9)	(69)
Overdrafts	(100)	(199)
Other consumer	(62)	(79)
Refund Anticipation Loans	-	(6)
Total charge offs	(1,220)	(2,981)

Recoveries:

Residential real estate:
Owner occupied	32	69
Non owner occupied	2	4
Commercial real estate	24	42
Commercial real estate - purchased whole loans	-	-
Real estate construction	28	126
Commercial	3	6
Warehouse lines of credit	-	-
Home equity	12	24
Consumer:
Credit cards	9	7
Overdrafts	101	96
Other consumer	56	68
Refund Anticipation Loans	460	693
Total recoveries	727	1,135
Net loan charge offs	(493)	(1,846)

Provision for loan losses - Traditional Banking	2,543	547
Provision for loan losses - Refund Anticipation Loans	(460)	(687)
Total provision for loan losses	2,083	(140)

Allowance for loan losses at end of period	$24,100	$23,945

Total Company Credit Quality Ratios:
Allowance for loan losses to total loans	0.91%	1.08%
Allowance for loan losses to non performing loans	118%	101%
Annualized net loan charge offs to average loans outstanding	0.08%	0.33%

Traditional Banking Credit Quality Ratios:
Allowance for loan losses to total loans	0.91%	1.08%
Allowance for loan losses to non performing loans	118%	101%
Annualized net loan charge offs to average loans outstanding	0.15%	0.45%

Non interest Income (Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011)

Total Company non interest income increased $24.4 million, or 233%, for the third quarter of 2012 compared to the same period in 2011. The most significant components comprising the total Company’s non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $23.6 million for the third quarter of 2012 compared to the same period in 2011.

During the third quarter of 2012, the Bank recorded an initial bargain purchase gain of $27.1 million as a result of the FCB acquisition. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, result in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the third quarters of 2012 and 2011 were $1.9 million for both periods. The total net daily overdraft charges included in interest income for the third quarter of 2012 and 2011 were $426,000 and $495,000, respectively.

During the third quarter of 2011, the Bank instituted a new fee structure for its retail checking account products. The new product designs were implemented on July 1, 2011 for all newly opened retail accounts. On August 1, 2011, the Bank converted the substantial majority of its existing retail checking accounts into new product types with new fee structures. Revenue generated during the third quarter of 2012 as a result of these new fees was approximately $380,000 compared to $459,000 during the same period in 2011.

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens First Bank, Inc. (“Citizens”). This transaction was closed on September 30, 2011. The transaction consisted of the following:

●	Citizens acquired loans totaling $13 million, representing approximately one-half of the outstanding loans of the banking center.
●	Citizens assumed all deposits of the banking center, or approximately $33 million consisting of nearly 3,800 accounts.
●	Citizens acquired all of the fixed assets of the banking center.
●	The total pre-tax gain on sale recognized by the Bank as a result of the transaction was $2.9 million.

During the third quarter of 2011, the Bank recognized net securities gains/losses in earnings for securities available for sale as follows:

●
The Bank realized $188,000 in pre-tax gains related to unamortized discount accretion on $24 million of callable U.S. Government agencies that were called during the third quarter of 2011 before their maturity.

●	Within its Florida-based thrift charter, the Bank sold available for sale mortgage backed securities with an amortized cost of $2 million, resulting in a pre-tax gain of $113,000.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $922,000, or 68%, during the third quarter of 2012 compared to the same period in 2011. Mortgage banking income was positively impacted by an increase in secondary market loan volume during the third quarter of 2012, which resulted from the continued low long-term interest rate environment. The increase in mortgage banking income was driven by continued strong application volume for long-term fixed rate mortgages combined with favorable secondary market pricing terms, which has generally improved across the industry during 2012 compared to the prior year.

RPG segment

RPG non interest income decreased $180,000, or 42%, during the third quarter of 2012 compared to the same period in 2011 consistent with the decline in volume of RTs.

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
o          Footnote 4 “Loans and Allowance for Loan Losses”
o          Footnote 6 “Federal Home Loan Bank Advances”
o          Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o          “Business Segment Composition”
o          “Overview”
o          “Comparison of Financial Condition”
●  Part II Item 1A “Risk Factors”

Non interest Expenses (Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011)

Total Company non interest expenses increased $3.3 million, or 13%, during the third quarter of 2012 compared to the same period in 2011. TRS division non interest expenses decreased $875,000, or 24%, while the Traditional Banking segment increased $4.1 million, or 18%, for the third quarter of 2012 compared to the same period in 2011. The most significant components comprising the increase in total Company non interest expense were as follows:

Traditional Banking segment

Approximately $3.0 million of the non interest expenses incurred during the third quarter of 2012 related to the two 2012 acquisitions of failed banks. Management expects that the TCB related expenses will continue to decline for the remainder of 2012 consistent with the branch consolidation and core system conversion which occurred mid July 2012. The FCB branch consolidation and core system conversion is currently targeted to occur in February 2013. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Salaries and benefits increased $2.1 million for the third quarter of 2012. The Bank incurred $1.1 million in salaries and benefit expenses associated with the 2012 failed back acquisitions during the third quarter of 2012. Approximately $718,000 of the third quarter 2012 expense was related to incentive compensation accruals related to the acquisitions. The increase in salary and benefits related to the 2012 acquisitions of failed banks was partially offset by a reduction in salaries and bonus accruals associated with the Bank’s traditional operations.

Occupancy and equipment expense increased $628,000 during the third quarter of 2012. The majority of the increase, or $398,000, was attributable to the 2012 acquisitions of failed banks for expense items such as rent, leased and rented equipment and equipment service.

Data processing expense increased $250,000 during the third quarter of 2012 compared to the same period in 2011 primarily due to $343,000 in 2012 acquisitions of failed banks related data processing costs and internet banking enhancements.

FDIC insurance expense declined $367,000 during the third quarter of 2012 compared to the same period in 2011. In February 2011, as required by the Dodd-Frank Act, the FDIC approved a rule that changed the FDIC insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, defined as Tier 1 capital. While the new rule expanded the assessment base, it lowered the assessment rate for banks in the lowest risk category. The change was effective for the second quarter of 2011.

Other expense increased $1.6 million during the third quarter of 2012 compared to the same period in 2011. Approximately $1.1 million of the fluctuation was attributable to the 2012 acquisitions of failed banks. The remaining increase was primarily related in increased real estate owned expenses.

RPG segment

FDIC insurance expense decreased $351,000 during the third quarter of 2012 related primarily to the elimination of a higher assessment rate levied against the Bank for its deposit insurance during 2011 resulting from facts and circumstances specific to RB&T and RPG.

Legal expense at RPG was $30,000 for the third quarter of 2012 compared to $378,000 for the third quarter of 2011. The decrease in legal expense was directly related to the December 2011 resolution of RB&T’s on-going regulatory actions with the FDIC as described in the Agreement.

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
o          Footnote 4 “Loans and Allowance for Loan Losses”
o          Footnote 6 “Federal Home Loan Bank Advances”
o          Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o          “Business Segment Composition”
o          “Overview”
o          “Comparison of Financial Condition”
●  Part II Item 1A “Risk Factors”

OVERVIEW (Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011)

Net income for the nine months ended September 30, 2012 was $112.7 million, representing an increase of $24.8 million, or 28%, compared to the same period in 2011. Diluted earnings per Class A Common Share increased to $5.36 for the nine months ended September 30, 2012 compared to $4.19 for the same period in 2011.

General highlights by segment for the nine months ended September 30, 2012 consisted of the following:

Traditional Banking segment (First Nine Months Highlights)

●	Net income increased $29.2 million for the first nine months of 2012 compared to the same period in 2011.

●
On January 27, 2012, RB&T acquired loans and deposits with a fair value of $57 million and $947 million, resulting in a pre-tax bargain purchase gain of $27.6 million, primarily recorded during the first quarter of 2012. See additional discussion regarding the TCB acquisition under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

●
On September 7, 2012, RB&T acquired loans and deposits with a fair value of $127 million and $196 million, resulting in a pre-tax bargain purchase gain of $27.1 million. See additional discussion regarding the FCB acquisition under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

●
As expected, approximately $895 million of the deposit liabilities assumed in the TCB acquisition exited RB&T by September 30, 2012 due to the substantial strategic reduction in the interest rates paid to the former TCB depositors by RB&T.

●
Net interest income increased $5.8 million, or 7%, for the first nine months of 2012 to $84.4 million. The Traditional Banking segment net interest margin increased 3 basis points for the nine months ended September 30, 2012 to 3.51%.

●	Provision for loan losses was $6.5 million for the nine months ended September 30, 2012 compared to $5.5 million for the same period in 2011.

●	Total non interest income increased $50.2 million for the first nine months of 2012 compared to the same period in 2011 primarily due to the bargain purchase gains detailed above.

●	During the first nine months of 2011, the Bank sold and had called available for sale mortgage backed securities with an amortized cost of $158 million, resulting in a pre-tax gain of $2.2 million.

●
During the third quarter of 2011, the Bank closed the transaction related to the sale of its only banking center located in Bowling Green, Kentucky. The Bank recorded a pre-tax gain on sale of $2.9 million as a result of the transaction.

●	During the second quarter of 2011, the Bank purchased commercial real estate loans with a face amount of approximately $37 million at a 13% discount to par.

●	Total non interest expense increased $8.9 million, or 13%, during the first nine months of 2012 compared to the same period in 2011.

●	Total loans to total loans for the Traditional Banking segment was 0.80% at September 30, 2012, compared to 1.02% at December 31, 2011 and 1.07% at September 30, 2011.

●
The Bank launched its Warehouse Lending division during the second quarter of 2011 and had $167 million in loans outstanding at September 30, 2012 compared to $41 million and $17 million at December 31, 2011 and September 30, 2011, respectively.

Mortgage Banking segment (First Nine Months Highlights)

●	Within the Mortgage Banking segment, mortgage banking income increased $2.5 million, or 81%, during the first nine months of 2012 compared to the same period in 2011.

●	Mortgage banking income was positively impacted by an increase in secondary market loan volume during the first nine months of 2012.

RPG segment (First Nine Months Highlights)

●	The total dollar volume of tax refunds processed during the 2012 tax season decreased $1.1 billion, or 9%, from the 2011 tax season.

●	Total RAL dollar volume decreased from $1.0 billion during the 2011 tax season to $796 million during the 2012 tax season.

●	Total RT dollar volume declined $818 million, or 8%, during the 2012 tax season compared to the 2011 tax season.

●	Net income decreased $5.9 million, or 9%, for the first nine months of 2012 compared to the same period in 2011.

●	Net interest income decreased $13.7 million, or 23%, for the first nine months of 2012 compared to the same period in 2011.

●	RPG recorded a provision for loan losses of $7.2 million for the first nine months of 2012, compared to $12.0 million for the same period in 2011.

●	RPG posted non interest income of $78.3 million for the first nine months of 2012 compared to $88.4 million for the same period in 2011.

●
RB&T obtained $300 million of FHLB advances during the fourth quarter of 2011 to fund projected RAL volume during the first quarter 2012 tax season. In addition, during the first quarter of 2012, RB&T obtained $252 million of brokered deposits to complete its required funding for the first quarter 2012 tax season.

●	RPG posted non interest expenses of $18.7 million for the first nine months of 2012 compared to $27.2 million for the same period in 2011.

●
The FDIC assessed a Civil Money Penalty against RB&T during the second quarter of 2011 at a non-tax deductible $2 million level as part of the Amended Notice. The actual penalty paid during the fourth quarter of 2011 in connection with the settlement was $900,000, resulting in a $1.1 million credit to pre-tax income recorded during the fourth quarter of 2011.

●	Liberty and JH unilaterally terminated their contracts with TRS during the third quarter of 2012.

●	RB&T permanently discontinued the offering of its RAL product effective April 30, 2012.

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
o          Footnote 4 “Loans and Allowance for Loan Losses”
o          Footnote 6 “Federal Home Loan Bank Advances”
o          Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o          “Business Segment Composition”
o          “Overview”
o          “Comparison of Financial Condition”
●  Part II Item 1A “Risk Factors”

RESULTS OF OPERATIONS (Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011)

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

Total Company net interest income decreased $7.9 million, or 6%, for the first nine months of 2012 compared to the same period in 2011. The total Company net interest margin decreased 49 basis points to 5.11% for the same period. The most significant components affecting the total Company’s net interest income were as follows:

Traditional Banking segment

Net interest income within the Traditional Banking segment increased $5.8 million, or 7%, for the first nine months of 2012 compared to 2011. The Traditional Banking net interest margin increased 3 basis points for the same period to 3.51%. The increase in net interest income during the first nine months of 2012 was directly attributable to an increase in the average balance of loans outstanding. Five distinguishable drivers occurred that positively impacted the size of its loan portfolio and correspondingly provided a positive impact to net interest income.

As disclosed in previous filings, the first of these drivers occurred in June 2011 when the Bank purchased approximately $37 million of performing commercial real estate loans at a 13% discount. The Bank made this purchase as one of its strategies to reverse an on-going contraction in its net interest margin. At the time of purchase, these loans had a weighted average life of approximately seven years with an expected yield of 8.28%.

Secondly, as discussed in more detail within the “Loan Portfolio” section of this filing, the Bank started its Mortgage Warehouse Lending Division during June of 2011. During the nine months ended September 30, 2012, the Mortgage Warehouse Lending Division had average loans outstanding of $75 million achieving an average yield of 4.40%. These loans are revolving lines of credit with a term of 364 days, contain interest rate floors and adjust monthly with 30 day LIBOR.

The third driver occurred on January 27, 2012 when RB&T acquired TCB. As part of the acquisition, RB&T acquired loans, net of loans put back to the FDIC, with a fair value of approximately $57 million and an initial projected effective yield of 7.94%. At September 30, 2012 TCB loans with a carrying value of $34 million were still outstanding.

The fourth driver for the year over year increase in net interest income was an increase in the average balance of the Bank’s residential real estate loans increased $93 million compared to the first nine months of 2011 due primarily to growth in the Bank’s Home Equity Amortizing Loan (“HEAL”) product. The HEAL product is described in more detail within the “Loan Portfolio” section of this filing.

Lastly, the fifth driver occurred on September 7, 2012 when RB&T acquired FCB. As part of the FCB acquisition, the Bank acquired loans with a fair value of approximately $127 million and an initial projected effective yield of 7.36%. See additional discussion regarding the FCB acquisition under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

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

The interest savings realized by the Bank as a result of these prepayments have been and will continue to be reduced by the Bank’s on-going interest rate risk mitigation practices, which often includes strategies utilizing long term advances from the FHLB. In particular, the Bank took advantage of declining interest rates during 2012 to borrow $185 million of long-term advances with a weighted average life of 5 years and a weighted average cost of 1.39%. The Bank borrowed these funds on a long-term basis to mitigate its interest rate risk position in the event of an increasing rate environment.

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

RPG segment

Net interest income within the TRS division decreased $13.7 million, or 23%, for the first nine months of 2012 compared to the same period in 2011. The decrease in the TRS division net interest income was primarily due to a $13.9 million, or 24%, decline in RAL fee income resulting from a corresponding 23% decrease in RAL volume. The overall decline in the volume of RALs originated during the 2012 tax season resulted from a general decrease in consumer demand for the product. Management believes the decrease in RAL volume, which is generated through retail locations, is the result of a shift in consumer demand toward lower priced on-line tax preparation services and increased competition within the retail market based on free products and services from competitors.

The TRS division net interest income continued to benefit from low funding costs during the 2012 tax season. Average interest-bearing liabilities, including brokered deposits and/or FHLB advances, utilized to fund RALs during the first nine months 2012 and 2011 were $107 million and $141 million with a weighted average cost of 0.19% and 0.43%, respectively. As a result, interest expense for the TRS division was $149,000 for the first nine months of 2012, compared to $455,000 for the same period in 2011.

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
o          Footnote 4 “Loans and Allowance for Loan Losses”
o          Footnote 6 “Federal Home Loan Bank Advances”
o          Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o          “Business Segment Composition”
o          “Overview”
o          “Comparison of Financial Condition”
●  Part II Item 1A “Risk Factors”

Table 4 provides detailed total Company information as to average balances, interest income/expense and rates by major balance sheet category for the nine month periods ended September 30, 2012 and 2011. Table 5 provides an analysis of total Company changes in net interest income attributable to changes in rates and changes in volume of interest-earning assets and interest-bearing liabilities for the same periods.

Table 4 – Total Company Average Balance Sheets and Interest Rates for the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest-earning assets:
Taxable investment securities, including FHLB stock(1)	$666,531	$9,895	1.98%	$659,753	$12,446	2.52%
Federal funds sold and other interest-earning deposits	277,550	516	0.25%	379,713	833	0.29%
Refund Anticipation Loan fees(2)	32,305	45,224	186.65%	39,567	59,132	199.26%
Traditional Bank loans and fees(2)(3)	2,421,008	91,894	5.06%	2,203,492	89,097	5.39%

Total interest-earning assets	3,397,394	147,529	5.79%	3,282,525	161,508	6.56%

Less: Allowance for loan losses	25,749			30,414

Non interest-earning assets:
Non interest-earning cash and cash equivalents	143,819			127,757
Premises and equipment, net	33,756			36,515
Other assets(1)	44,356			58,048
Total assets	$3,593,576			$3,474,431

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Transaction accounts	$607,654	$284	0.06%	$362,255	$367	0.14%
Money market accounts	466,416	567	0.16%	690,998	1,710	0.33%
Time deposits	266,054	1,690	0.85%	264,222	3,236	1.63%
Brokered money market and brokered CD's	173,520	1,408	1.08%	277,414	1,954	0.94%

Total deposits	1,513,644	3,949	0.35%	1,594,889	7,267	0.61%

Securities sold under agreements to repurchase and
other short-term borrowings	243,168	340	0.19%	280,133	535	0.25%
Federal Home Loan Bank advances	561,072	11,245	2.67%	535,738	13,857	3.45%
Subordinated note	41,240	1,891	6.11%	41,240	1,886	6.10%

Total interest-bearing liabilities	2,359,124	17,425	0.98%	2,452,000	23,545	1.28%

Non interest-bearing liabilities and Stockholders' equity
Non interest-bearing deposits	652,498			536,007
Other liabilities	53,588			51,737
Stockholders' equity	528,366			434,687
Total liabilities and stockholders' equity	$3,593,576			$3,474,431

Net interest income		$130,104			$137,963

Net interest spread			4.81%			5.28%

Net interest margin			5.11%			5.60%
__________________________
(1)
For the purpose of this calculation, the fair market value adjustment on investment securities resulting from FASB ASC Topic 320, Investments – Debt and Equity Securities, is included as a component of other assets.

(2)	The amount of loan fee income included in total interest income was $48.4 million and $61.5 million for the nine months ended September 30, 2012 and 2011.
(3)	Average balances for loans include the principal balance of non-accrual loans and loans held for sale.

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

Table 5 – Total Company Volume/Rate Variance Analysis for the Nine Months Ended September 30, 2012 and 2011

		Nine Months Ended September 30, 2012
		Compared to
		Nine Months Ended September 30, 2011
		Increase / (Decrease) Due to
(in thousands)	Total Net Change	Volume	Rate

Interest income:

Taxable investment securities, including FHLB stock	$(2,551)	$127	$(2,678)
Federal funds sold and other interest-earning deposits	(317)	(203)	(114)
Refund Anticipation Loan fees	(13,908)	(10,342)	(3,566)
Traditional Bank loans and fees	2,797	8,463	(5,666)

Net change in interest income	(13,979)	(1,955)	(12,024)

Interest expense:

Transaction accounts	(83)	174	(257)
Money market accounts	(1,143)	(445)	(698)
Time deposits	(1,546)	23	(1,569)
Brokered money market and brokered CDs	(546)	(811)	265
Securities sold under agreements to repurchase and
other short-term borrowings	(195)	(64)	(131)
Federal Home Loan Bank advances	(2,612)	630	(3,242)
Subordinated note	5	-	5

Net change in interest expense	(6,120)	(493)	(5,627)

Net change in net interest income	$(7,859)	$(1,462)	$(6,397)

Provision for Loan Losses (Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011)

The Company recorded a provision for loan losses of $13.7 million for the first nine months 2012, compared to a provision of $17.5 million for the same period in 2011. The significant components comprising the Company’s decreased provision for loan losses were as follows:

Traditional Banking segment

The Traditional Banking provision for loan losses during the first nine months of 2012 was $6.5 million, a $1.1 million increase from the $5.5 million recorded during the first nine months of 2011.

●
Approximately $1.8 million of the net year-to-date increase in the provision for loan losses from 2011 to 2012 was attributable to increases in the Bank’s general loan loss reserves for its pass-rated credits. This was due to growth in the loan portfolio combined with increases in historical loss percentages.

●	The Bank experienced a net decrease of $895,000 to the year to date provision for loan losses attributable primarily to a decline in required provisions for the Bank’s large classified loan portfolio.

See the section titled “Asset Quality” in this section of the filing under “Comparison of Financial Condition at September 30, 2012 and December 31, 2011” for additional discussion regarding the Company’s provision for loan losses, classified assets, allowance for loan losses, non-performing loans, delinquent loans, impaired loans and TDRs.

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

At March 31st of each year, the Company reserved for its estimated RAL losses for the year based on current and prior year funding patterns, information received from the IRS on current year payment processing, projections using the Company’s internal RAL underwriting criteria applied against prior years’ customer data, and the subjective experience of Company management. RALs outstanding 30 days or longer are charged off at the end of each quarter with subsequent collections recorded as recoveries. Since the RAL season is over by the end of April of each year, substantially all uncollected RALs are charged off by June 30th of each year, except for those RALs management deems certain of collection.

As of September 30, 2012, $10.7 million of total RALs were outstanding past their expected funding date from the IRS compared to $14.8 million at September 30, 2011, representing 1.35% and 1.43% of total gross RALs originated during the respective tax years. Management expects the actual loan loss rate realized for the TRS division will be less than the current RALs outstanding beyond their expected funding date from the IRS because the Company will continue to receive payments from the IRS throughout the year and make other collection efforts to obtain repayment on the RALs. Management’s estimate of current year losses combined with recoveries of previous years’ RALs, resulted in a net provision for loan loss expense of $7.2 million and $12.0 million for the TRS division during the first nine months of 2012 and 2011.

An analysis of changes in the allowance for loan losses and selected ratios follows:

Table 6 – Summary of Loan Loss Experience the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30,
(dollars in thousands)	2012	2011
Allowance for loan losses at beginning of period	$24,063	$23,079
Charge offs:

Residential real estate:
Owner occupied	(2,422)	(1,699)
Non owner occupied	(318)	(512)
Commercial real estate	(353)	(1,081)
Commercial real estate - purchased whole loans	-	-
Real estate construction	(1,796)	(823)
Commercial	(18)	(100)
Warehouse lines of credit	-	-
Home equity	(1,947)	(1,043)
Consumer:
Credit cards	(87)	(172)
Overdrafts	(318)	(487)
Other consumer	(185)	(225)
Refund Anticipation Loans	(11,097)	(15,484)
Total charge offs	(18,541)	(21,626)

Recoveries:

Residential real estate:
Owner occupied	183	186
Non owner occupied	14	4
Commercial real estate	70	284
Commercial real estate - purchased whole loans	-	-
Real estate construction	83	231
Commercial	21	125
Warehouse lines of credit	-	-
Home equity	73	100
Consumer:
Credit cards	33	24
Overdrafts	332	395
Other consumer	167	205
Refund Anticipation Loans	3,883	3,435
Total recoveries	4,859	4,989
Net loan charge offs	(13,682)	(16,637)

Provision for loan losses - Traditional Banking	6,505	5,454
Provision for loan losses - Refund Anticipation Loans	7,214	12,049
Total provision for loan losses	13,719	17,503

Allowance for loan losses at end of period	$24,100	$23,945

Total Company Credit Quality Ratios:
Allowance for loan losses to total loans	0.91%	1.08%
Allowance for loan losses to non performing loans	118%	101%
Annualized net loan charge offs to average loans outstanding	0.74%	0.99%

Traditional Banking Credit Quality Ratios:
Allowance for loan losses to total loans	0.91%	1.08%
Allowance for loan losses to non performing loans	118%	101%
Annualized net loan charge offs to average loans outstanding	0.36%	0.28%

Non interest Income (Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011)

Total Company non interest income increased $42.6 million, or 38%, for the first nine months of 2012 compared to the same period in 2011. The most significant components comprising the total Company’s non interest income were as follows:

Traditional Banking segment

Traditional Banking segment non interest income increased $50.2 million for the first nine months of 2012 compared to the same period in 2011.

Service charges on deposit accounts decreased $554,000, or 5%, during the first nine months of 2012 compared to the same period in 2011. The decrease was primarily the result of the continued general decline in consumer overdraft activity that the Bank, and the banking industry as a whole, has experienced the past several years. In addition, further contributing to this general decline in consumer overdraft activity, was the amended FDIC guidelines, which took effect in July 2011. These guidelines have continued to have a negative impact on the Bank’s net income since their implementation in 2011 and will continue so in the future.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient funds check or electronic debit presented for payment. Both the per item fee and the daily fee assessed to the account resulting from its overdraft status, if computed as a percentage of the amount overdrawn, result in a high rate of interest when annualized and are thus considered excessive by some consumer groups. The total net per item fees included in service charges on deposits for the first nine months of 2012 and 2011 were $5.5 million and $6.9 million. The total net daily overdraft charges included in interest income for the first nine months of 2012 and 2011 were $1.2 million and $1.3 million, respectively.

During the third quarter of 2011, the Bank instituted a new fee structure for its retail checking account products. The new product designs were implemented on July 1, 2011 for all newly opened retail accounts. On August 1, 2011, the Bank converted the substantial majority of its existing retail checking accounts into new product types with new fee structures. The goal of the new fee structure, in the short-term, was to reverse the trend of declining service charges on deposits. In the long-term, the Bank’s goal is that the new fee structure, combined with growth in the Bank’s retail checking account base, will allow the service charges on deposits category to increase once again. Revenue generated during the first nine months of 2012 as a result of these new fees was approximately $1.2 million compared to $459,000 in 2011, partially offsetting the decrease in overdraft-related fees for the same period.

Related to the TCB acquisition, the Bank recorded a bargain purchase gain of $27.6 million, substantially all of which was recorded during the first quarter of 2012. The bargain purchase gain was realized because the overall price paid by RB&T for TCB was substantially less than the fair value of the TCB assets acquired and liabilities assumed in the acquisition.

Related to the FCB acquisition, the Bank recorded an initial bargain purchase gain of $27.1 million during the third quarter of 2012. As with the TCB acquisition, the bargain purchase gain was realized because the overall price paid by RB&T for FCB was substantially less than the fair value of the FCB assets acquired and liabilities assumed in the acquisition.

During the first nine months of 2012, the Bank recognized net securities gains in earnings for TCB acquired securities available of $56,000. Subsequent to the acquisition of TCB, management concluded that these securities did not fit the profile of securities traditionally purchased by the Bank and thus sold them during the quarter. The Bank recognized net gains on sales, calls and impairment of investment securities of $2.2 million during the first nine months of 2011. The substantial majority of the 2011 gain occurred during the second quarter of 2011, as the Bank sold available for sale securities with an amortized cost of $132 million. The decision to sell these securities was based, in large part, on positive growth developments within the loan portfolio.

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

In May 2011, RB&T, entered into a definitive agreement to sell its banking center located in Bowling Green, Kentucky to Citizens. This transaction was closed on September 30, 2011. The transaction consisted of the following:

●	Citizens acquired loans totaling $13 million, representing approximately one-half of the outstanding loans of the banking center.
●	Citizens assumed all deposits of banking center, or approximately $33 million consisting of nearly 3,800 accounts.
●	Citizens acquired all of the fixed assets of the banking center.
●	The total pre-tax gain on sale recognized by the Bank as a result of the transaction was $2.9 million.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income increased $2.5 million, or 81%, during the first nine months of 2012 compared to the same period in 2011. Mortgage banking income was positively impacted by an increase in secondary market loan volume during the first nine months of 2012, which resulted from the continued low long-term interest rate environment. During the first nine months of 2012, the Bank received application volume for long-term fixed rate mortgages of $658 million compared to $536 million during the same period in 2011. In addition, secondary market pricing has generally improved across the industry during 2012 compared to the prior year.

RPG segment

RPG non interest income decreased $10.1 million, or 11%, during the first nine months of 2012 compared to the same period in 2011. Net RT fees decreased $10.0 million for the first nine months of 2012 primarily attributable to the overall decrease in volume at the TRS division during the tax season. More specifically within the RT category, RT check fees decreased 12% consistent with a 12% decrease in volume. The decline in RT checks fees was partially offset by a 10% increase in direct deposit online RT fees driven by a 10% increase in this lower-margin RT product. As with the decrease RPG experienced in RAL volume, management believes the decrease in RT volume, which is generated through store-front locations, was a direct result of a shift in consumer demand toward lower priced on-line tax preparation services and increased competition within the retail market based on free products and services from competitors.

With regard to the TRS division of RPG, TRS faces direct competition for RT market share from independently-owned processing groups partnered with banks. Independent processing groups that are unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. With RB&T’s resolution of its differences with the FDIC through the Agreement, RB&T will not originate RALs beyond April 30, 2012. Without the ability to originate RALs, RB&T will face increased competition in the RT marketplace. In addition to a potential loss of volume resulting from additional competitors, RB&T will also likely incur substantial pressure on its profit margin for its RT products as well.

In addition to the potential impact to RTs resulting from a loss of the RAL product, the Agreement could also negatively impact RB&T’s ability to originate RT products. As previously disclosed, the Agreement contains a provision for an ERO Plan to be implemented by RB&T. The ERO Plan places additional oversight and training requirements on RB&T and its tax preparation partners that is not currently required by the regulators for RB&T’s competitors in the tax business. These additional requirements could make attracting new relationships, retaining existing relationships, and maintaining profit margin for RTs more difficult for RB&T once it is no longer able to offer RALs. At this time, management is unable to determine what the ultimate impact of the Agreement to RT products will be in the future, but it does anticipate the impact to be negative to the overall profitability of the business operating segment.

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
o          Footnote 4 “Loans and Allowance for Loan Losses”
o          Footnote 6 “Federal Home Loan Bank Advances”
o          Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o          “Business Segment Composition”
o          “Overview”
o          “Comparison of Financial Condition”
●  Part II Item 1A “Risk Factors”

Non interest Expenses (Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011)

Total Company non interest expenses increased $584,000, or 1%, during the first nine months of 2012 compared to the same period in 2011. TRS division non interest expenses declined $8.5 million while the Traditional Banking segment increased $8.9 million for the first nine months of 2012 compared to the same period in 2011. The most significant components comprising the increase in total Company non interest expense were as follows:

Traditional Banking segment

Approximately $7.4 million of the non interest expenses incurred during the first nine months of 2012 related to the 2012 acquisitions of failed banks. Management expects that the TCB related expenses will decline from its previous levels for the remainder of 2012 as a result of the branch consolidation and core system conversion which occurred mid July 2012. The FCB branch consolidation and core system conversion is currently targeted for February 2013. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Salaries and benefits increased $3.0 million during the first nine months of 2012 compared to the same period in 2011. The Bank incurred $3.1 million in salaries and benefit expense associated with the 2012 acquisitions of failed banks during the first nine months of 2012. Approximately $1.5 million of the 2012 expense was related to incentive compensation accruals related to the TCB and FCB acquisitions. Approximately $186,000 of these accruals were for retention bonuses payable to the acquired bank employees to incentivize them to remain with the Bank through various dates up through the system respective conversion dates. Approximately $870,000 of these accruals were for short-term incentive bonuses for Bank employees related to a successful system conversion, with $410,000 of the accruals for Bank associates related to a two-year profitability goal tied to the acquisitions. The increase in salary and benefits related to the 2012 acquisitions of failed banks was partially offset by a reduction in salaries and bonus accruals associated with the Bank’s traditional operations.

Occupancy and equipment expense increased $900,000 during the first nine months of 2012 compared to the same period in 2011. Approximately $984,000 of the fluctuation was attributable to the TCB and FCB acquisitions for expense items such as rent, leased and rented equipment and equipment service.

Data processing expense increased $1.1 million during the first nine months of 2012 compared to the same period in 2011 primarily due to $895,000 in TCB and FCB related data processing costs and internet banking enhancements.

FDIC insurance expense decreased $1.1 million during the first nine months of 2012. In February 2011, as required by the Dodd-Frank Act, the FDIC approved a rule that changed the FDIC insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, defined as Tier 1 capital. While the new rule expanded the assessment base, it lowered the assessment rate for banks in the lowest risk category. The change was effective for the second quarter of 2011.

Traditional banking other expense increased $5.0 million during the first nine months of 2012 compared to the same period in 2011. Approximately $2.0 million of this increase related to the 2012 acquisitions of failed banks, for expenses such as audit and professional fees, legal consulting and other real estate owned expenses. Additional details regarding the 2012 increase follows:

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

Contributions expense increased $465,000 during the first nine months of 2012 compared to the same period in 2011 primarily due to the first quarter contribution to the Republic Bank Foundation. See additional discussion below under “RPG segment - TRS division.”

Audit and professional fees increased $680,000 during the first nine months of 2012 compared to 2011 primarily due to the 2012 TCB and FCB acquisitions and the respective external audit, valuation and tax consulting services required as part of the acquisition.

Other real estate owned expense increased $1.0 million during the nine months of 2012 compared to the same period in 2011 consistent with the increase in foreclosures, increased write-downs and expenses related to the acquisitions of failed banks.

Banking center and ATM service promotional expense during the first nine months of 2012 decreased by $430,000. The decline was the direct result of the Bank’s new fee structure for retail checking accounts implemented during the third quarter of 2011. The new fee structure significantly reduced the number of client foreign ATM reimbursements paid by the Bank.

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

RPG segment

Salaries and employee benefits decreased $560,000, or 7%, for the first nine months of 2012 compared to the same period in 2011. The first nine months of 2012 reflected lower contract labor staffing costs and reduced bonus accruals tied to the expected achievement of the TRS division gross operating profit goals.

FDIC insurance expense decreased $1.6 million during the first nine months of 2012 related primarily to the new insurance calculation noted in the “Traditional Banking” discussion above and to the elimination of a higher assessment rate levied against the Bank for its deposit insurance during 2011 resulting from facts and circumstances specific to the Bank and the TRS division.

Bank Franchise tax expense represents taxes paid to different state taxing authorities based on capital. The substantial majority of the Company’s Bank Franchise expense is paid to the Commonwealth of Kentucky. Bank Franchise expense related to the TRS division increased $351,000 during the first nine months of 2012 compared to 2011 primarily due to an increase in capital associated with continued strong earnings and the higher capital base at the TRS division.

Legal expense at the TRS division was $63,000 for the first nine months of 2012 compared to $1.8 million for the same period in 2011. The decrease in legal expense was directly related to the December 2011 resolution of RB&T’s on-going regulatory actions with the FDIC as described in the Agreement.

Charitable contribution expense totaled $1.9 million at the TRS division for the first nine months of 2012, as RB&T made a $2.5 million contribution to the Republic Bank Foundation, which was allocated between the Company’s business operating segments using a formula based on pre-tax profits for the quarter. Charitable contribution expense totaled $4.9 million at the TRS division for the first nine months of 2011, as RB&T made a $5 million contribution to the Republic Bank Foundation. The Republic Bank Foundation was formed in 2010 to support charitable, educational, scientific and religious organizations throughout communities in Kentucky, Indiana, Ohio, Tennessee and Florida.

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
o          Footnote 4 “Loans and Allowance for Loan Losses”
o          Footnote 6 “Federal Home Loan Bank Advances”
o          Footnote 11 “Segment Information”
●  Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”
o          “Business Segment Composition”
o          “Overview”
o          “Comparison of Financial Condition”
●  Part II Item 1A “Risk Factors”

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold. Republic had $96 million in cash and cash equivalents at September 30, 2012 compared to $363 million at December 31, 2011.

During the fourth quarter of 2011, RB&T accumulated cash via Federal Home Loan Bank (“FHLB”) advances totaling $300 million in preparation for the first quarter 2012 tax season. These advances matured during the first quarter of 2012 thereby reducing cash by the amount borrowed.

The Bank experienced a nominal net increase in cash as a result of the TCB acquisition. As part of the TCB acquisition, RB&T originally acquired total cash of $877 million. This cash was reduced subsequent to the acquisition date to $60 million at September 30, 2012. The strategic reduction in cash originally obtained through the TCB acquisition was a direct result of the significant decrease in deposit rates, which was implemented the day after the acquisition date.

The Bank also experienced a nominal net increase in cash as a result of the FCB acquisition. As part of the FCB acquisition, RB&T originally acquired total cash of $75 million. Consistent with the TCB acquisition, management believes most, if not all, of the cash obtained in the FCB acquisition will likely dissipate, as the Bank pays out depositors who withdraw their funds due to the reduction in rates implemented by RB&T on October 1, 2012. Management believes the estimated run off in deposits will likely be enough to eventually cause RB&T to borrow funds from the FHLB to fund the net assets acquired in the transaction. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

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

Securities available for sale decreased $113 million during 2012 to $533 million at September 30, 2012. The decrease in the security portfolio was due primarily to pay-downs and pay-offs of existing securities. In general, the Bank utilized the excess cash from these securities to fund growth within the loan portfolio.

During the first quarter, RB&T acquired $43 million in available for sale investment securities through the TCB acquisition. RB&T subsequently sold all but $4 million of these securities, realizing a pre-tax net gain of $56,000. The Bank sold these securities because management determined that the acquired securities did not fit within the Bank’s traditional investment strategies. During the third quarter, RB&T acquired $12 million in available for sale investment securities through the FCB acquisition. All of these securities are guaranteed by agencies of the U.S. Government, and as a result, RB&T does not currently have plans to liquidate them.

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Bank” of Part I Item 1 “Financial Statements.”

For discussion of the Company’s private label mortgage backed securities, see Footnote 3 “Investment Securities” of Part I Item 1 “Financial Statements.”

Loan Portfolio

Net loans, primarily consisting of secured real estate loans, increased by $357 million during the first nine months of 2012 to $2.6 billion at September 30, 2012. Approximately $160 million of this growth was the direct result of the 2012 TCB and FCB acquisitions. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Within specific loan categories, residential real estate loans increased $140 million during 2012 to $1.1 billion at September 30, 2012. Approximately $51 million of the residential real estate increase was from the 2012 TCB and FCB acquisitions with the remaining increase primarily concentrated within the Bank’s Home Equity Amortizing Loan (“HEAL”) product. The HEAL product is a first or junior-lien mortgage product with amortization periods of 20 years or less. Features of the HEAL include $199 fixed closing costs; no requirement for the client to escrow insurance and property taxes; and as with the Bank’s traditional ARM products, no requirement for private mortgage insurance. The overall features of the HEAL have made it an attractive alternative to long-term fixed rate secondary market products. As of September 30, 2012, the Bank had $196 million of HEALs outstanding compared to $58 million outstanding at December 31, 2011.

In June 2011, the Bank commenced business in its newly established warehouse lending division and had $41 million outstanding at December 31, 2011. Through this division, the Bank provides short-term, revolving credit facilities to mortgage bankers across the nation. These credit facilities are secured by single family first lien residential real estate loans. The credit facility enables mortgage banking customers to close single family first lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. These individual loans are expected to remain on the warehouse line for an average of 15 to 30 days. Interest income and loan fees are accrued for each individual loan during the time the loan remains on the warehouse line and collected when the loan is sold to the secondary market investor. The Bank receives the sale proceeds of each loan directly from the investor and applies the funds to payoff the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking customer. As of September 30, 2012, the Bank had $167 million of outstanding loans from total credit lines of $251 million.

Asset Quality

The composition of loans classified within the allowance for loan losses follows:

Table 7 – Classified Assets and Purchased Credit Impaired Loans

(in thousands)	September 30, 2012	December 31, 2011

Loss	$-	$-
Doubtful	-	-
Substandard	37,530	43,088
Special Mention/Watch	31,969	35,455
Purchased Credit Impaired Loans Group 1	101,576	-
Purchased Credit Impaired Loans Group 2	-	-

Total	$171,075	$78,543

Purchased loans accounted for under ASC Topic 310-20 are accounted for as are any other Bank-originated loan including presentation in any of the credit quality ratios, potentially becoming nonaccrual or impaired, as well as being risk rated under the Bank’s standard practices and procedures. In addition, purchased loans accounted for under ASC Topic 310-20 are considered in the determination of the required allowance for loan and lease losses.

Related to purchased credit-impaired loans accounted for under ASC Topic 310-30, management separately monitors this portfolio and on a quarterly basis reviews the loans contained within this portfolio against the factors and assumptions used in determining the day-one fair values. In addition to its quarterly evaluation, a loan is typically reviewed when it is modified or extended, or when material information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral.

To the extent that a purchased credit impaired loan is performing in accordance with management’s performance expectation established in conjunction with the determination of the day-one fair values, such loan is not included in any of the credit quality ratios, is not considered to be a nonaccrual or impaired loan, is not risk rated the same categories as the Bank’s originated loans and is not considered in the determination of the required allowance for loan and lease losses. These loans are classified in the “Purchased Credit Impaired Loan Group 1” category within the Bank’s classified loans, which is the equivalent of a “Watch” classification for the Bank’s originated loans. Any improvement in the expected performance of a purchased credit-impaired loan would result in a reversal of the provision for loan and lease losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

To the extent that a purchased credit impaired loan’s performance has deteriorated from management’s expectation established in conjunction with the determination of the day-one fair values, such loan will be included in any of the Bank’s applicable credit quality metrics, will be considered an impaired loan, and is considered in the determination of the required level of allowance for loan and lease losses. These loans are classified in the “Purchased Credit Impaired Loan Group 2” category within the Bank’s classified loans, which is the equivalent of a “Substandard” classification for the Bank’s originated loans.

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

The Bank maintains a list of classified commercial, commercial real estate loans and large single family residential and home equity loans. The Bank reviews and monitors these classified loans on a regular basis. Generally, assets are designated as classified loans to ensure more frequent monitoring. Classified loans are reviewed to ensure proper earning status and management strategy. If it is determined that there is serious doubt as to performance in accordance with original terms of the contract, then the loan is generally downgraded and often placed on non-accrual status.

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

Allowance for Loan Losses

The Bank’s allowance for loan losses decreased $37,000 during the first nine months of 2012 to $24.1 million at September 30, 2012. As a percent of total loans, the traditional banking allowance for loan losses decreased to 0.91% at September 30, 2012 compared to 1.05% at December 31, 2011 and 1.17% at September 30, 2011.

Notable fluctuations in the allowance for loan losses were as follows:

●
The Bank decreased its “substandard” rated loan loss allowance by a net $719,000 during the first nine months of 2012, as charge-offs within the Bank’s substandard loan category totaled $4.9 million during that time period. A significant portion of these charge-offs were for loans substantially reserved for in prior quarters. The charge-offs were offset by approximately $4.2 million in additional net allocations recorded for Substandard loans during the first nine months of 2012.

●
The Bank increased its “Special Mention/Watch” rated loan loss allowance by a net $187,000 during the first nine months of 2012 due primarily to an updated loss migration analysis in combination with an increase in this portfolio balance.

●
Primarily as a result of a decline in balances associated with the Bank’s 90-day delinquent and/or non-accrual retail and small dollar commercial relationships not specifically evaluated as part of the Bank’s large-dollar commercial classified asset review process, the Bank decreased its loan loss allowance by a net $623,000 during the first nine months of 2012 for this category.

●
The Bank increased its overall allowance for its “Pass” rated credits by a net $1.1 million during the first nine months of 2012 attributable primarily to loan portfolio growth and an increase the Bank’s average historical loss rates during the period.

Prior to January 1, 2012, the Bank’s allowance for loan losses calculation was supported with qualitative factors in addition to a nominal “unallocated” component that totaled $1.9 million as of December 31, 2011. The Bank believes that historically the “unallocated” allowance properly reflected estimated credit losses determined in accordance with GAAP. The unallocated allowance was primarily related to RB&T’s loan portfolio, which is highly concentrated in the Kentucky and Southern Indiana real estate markets. These markets have remained relatively stable during the current economic downturn, as compared to other parts of the U.S. With the Bank’s recent expansion into the metropolitan Nashville Tennessee and metropolitan Minneapolis, Minnesota markets, its plans to pursue future acquisitions into potentially new markets through FDIC-assisted transactions and its offering of new loan products, such as mortgage warehouse lines of credit, the Bank elected to revise its methodology to provide a more detailed calculation when estimating the impact of qualitative factors over the Bank’s various loan categories.

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

This methodology change had no material impact on the Bank’s provision for loan losses for the three and nine months ended September 30, 2012. Management believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2012 and December 31, 2011.

Non-performing Loans

Non-performing loans include loans on non-accrual status and loans 90 days or more past due and still accruing. Impaired loans that are not placed on non-accrual status are not included in non-performing loans. The non-performing loan category includes impaired loans totaling approximately $20 million at September 30, 2012.

Non-performing loans to total loans decreased to 0.80% at September 30, 2012, from 1.02% at December 31, 2011, as the total balance of non-performing loans decreased by $3 million for the same period.

The following table details the Bank’s non-performing loans and non-performing assets and select credit quality ratios:

Table 8 – Non-performing Loans and Non-performing Assets

(in thousands)	September 30, 2012	December 31, 2011

Loans on non-accrual status(1)	$20,436	$23,306
Loans past due 90 days or more and still on accrual	616	-

Total non-performing loans	21,052	23,306
Other real estate owned	25,148	10,956
Total non-performing assets	$46,200	$34,262

Total Company Credit Quality Ratios:

Non-performing loans to total loans	0.80%	1.02%
Non-performing assets to total loans (including OREO)	1.73%	1.49%
Non-performing assets to total assets	1.34%	1.00%

Traditional Banking Credit Quality Ratios:

Non-performing loans to total loans	0.80%	1.02%
Non-performing assets to total loans (including OREO)	1.73%	1.49%
Non-performing assets to total assets	1.34%	1.10%
______________________
(1)	Loans on non-accrual status include impaired loans. See Footnote 4 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans.

Approximately $13 million of the Bank’s total non-performing loans at September 30, 2012 were in the residential real estate category with the underlying collateral predominantly located in the Bank’s primary market area of Kentucky. The Bank does not consider any of these loans to be “sub-prime.”

Approximately $22,000 of the non-accrual loan balance at September 30, 2012 related to ASC 310-20 purchased loans acquired in connection with the TCB acquisition. There were no non-accrual ASC 310-20 purchased loans related to the FCB acquisition at September 30, 212 See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

The other real estate owned balance at September 30, 2012 includes $12 million related to the TCB and FCB acquisitions. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.” See additional discussion regarding other real estate owned under this section of the filing.

The composition of the Bank’s non-performing loans follows:

Table 9 – Non-performing Loan Composition

(in thousands)	September 30, 2012	December 31, 2011

Residential real estate:
Owner occupied	$11,794	$12,183
Non owner occupied	1,582	1,565
Commercial real estate	2,808	3,032
Commercial real estate - purchased whole loans	-	-
Real estate construction	2,366	2,521
Commercial	505	373
Warehouse lines of credit	-	-
Home equity	1,880	3,603
Consumer:
Credit cards	-	-
Overdrafts	-	-
Other consumer	117	29

Total non-performing loans	$21,052	$23,306

Table 10 – Non-performing Loans to Total Loans by Loan Type

(in thousands)	September 30, 2012	December 31, 2011

Residential real estate:
Owner occupied	1.05%	1.24%
Non owner occupied	1.97%	1.58%
Commercial real estate	0.39%	0.47%
Commercial real estate - purchased whole loans	0.00%	0.00%
Real estate construction	2.50%	3.74%
Commercial	0.34%	0.31%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.75%	1.29%
Consumer:
Credit cards	0.00%	0.00%
Overdrafts	0.00%	0.00%
Other consumer	0.75%	0.29%

Total non performing loans to total loans	0.80%	1.02%

Based on the Bank’s review of the large individual non-performing commercial credits, management believes that its reserves as of September 30, 2012, are adequate to absorb probable losses on these non-performing loans.

The following tables detail the Bank’s non-performing loan activity for 2012:

Table 11 – Non-performing Loan Activity During 2012

(in thousands)

Non-performing loans at January 1, 2012	$23,306
Loans added to non-performing status	12,027
Loans removed from non-performing status	(13,752)
Principal paydowns	(529)

Non-performing loans at September 30, 2012	$21,052

Table 12 – Detail of Loans Removed from Non-Performing Status During 2012

(in thousands)

Loans charged off	$2,218
Loans transferred to OREO	5,448
Loans refinanced at other institutions	3,196
Loans returned to accrual status	2,890

Total loans removed from non-performing status	$13,752

Delinquent Loans

The composition of the Bank’s past due loans follows:

Table 13 – Delinquent Loan Composition

(in thousands)	September 30, 2012	December 31, 2011

Residential real estate:
Owner occupied	$10,490	$13,208
Non owner occupied	1,449	1,091
Commercial real estate	1,789	5,126
Commercial real estate - purchased whole loans	-	-
Real estate construction	1,974	541
Commercial	258	105
Warehouse lines of credit	-	-
Home equity	1,579	4,041
Consumer:
Credit cards	60	53
Overdrafts	129	129
Other consumer	164	139

Total delinquent loans	$17,892	$24,433

The Bank had $160 million in loans outstanding related to the TCB and FCB acquisitions at September 30, 2012, with approximately $733,000 of the purchased loans (accounted for under both ASC Topic 310-20 and ASC Topic 310-30) past due 30 or more days. There were no past due loans related to the FCB acquisition at September 30, 2012, as the Bank was acquired on September 7, 2012. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

All loans greater than 90 days or more past due as of September 30, 2012 and December 31, 2011, excluding ASC Topic 310-30 purchased credit impaired loans, were on non-accrual status.

Table 14 – Delinquent Loans to Total Loans by Loan Type (1)

(in thousands)	September 30, 2012	December 31, 2011

Residential real estate:
Owner occupied	0.93%	1.34%
Non owner occupied	1.81%	1.10%
Commercial real estate	0.25%	0.80%
Commercial real estate - purchased whole loans	0.00%	0.00%
Real estate construction	2.09%	0.80%
Commercial	0.18%	0.09%
Warehouse lines of credit	0.00%	0.00%
Home equity	0.63%	1.44%
Consumer:
Credit cards	0.70%	0.62%
Overdrafts	17.60%	13.58%
Other consumer	1.06%	1.40%

Total delinquent loans to total loans	0.68%	1.07%
__________________
(1)	– Represents total loans over 30 days past due divided by total loans.

Impaired Loans and TDRs

The Bank defines impaired loans as follows:

●	All loans, excluding ASC Topic 310-30 purchased credit impaired loans, internally classified as “Substandard,” “Doubtful” or “Loss;”
●	All loans, excluding ASC Topic 310-30 purchased credit impaired loans, internally classified as “Special Mention/Watch” on non-accrual status,
●	All retail and commercial TDRs including ASC Topic 310-30 purchased credit impaired loans;
●
ASC Topic 310-30 purchased credit impaired loans whereby current projected cash flows have deteriorated since acquisition, or cash flows cannot be reasonably estimated in terms of timing and amounts; and

●	Any other situation where the collection of total amount due for a loan is improbable or otherwise meets the definition of impaired.

The Bank’s policy is to charge off all or that portion of its investment in an impaired loan upon a determination that it is probable the full amount will not be collected. Impaired loans totaled $92 million at September 30, 2012 compared to $77 million at December 31, 2011.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and/or extending the maturity date of the loan. Non-accrual loans modified as TDRs remain on non-accrual status and continue to be reported as non-performing loans. Accruing loans modified as TDRs are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of September 30, 2012, the Bank had $81 million in TDRs, of which $10 million were also on non-accrual status. As of December 31, 2011, the Bank had $67 million in TDRs, of which $6 million were also on non-accrual status.

The composition of the Bank’s impaired loans follows:

Table 15 – Impaired Loan Composition

(in thousands)	September 30, 2012	December 31, 2011

Troubled debt restructurings	$81,119	$67,022
Classifed impaired loans (which are not TDRs)	10,599	10,171

Total impaired loans	$91,718	$77,193

Approximately $14 million in impaired loans were added during 2012 (post acquisition date) in connection with the TCB and FCB acquisitions. Substantially all of these loans became classified as “impaired” through a modification of the original loan, which the Bank deemed to be a TDR. There was no allowance for loan loss allocation related to this portfolio as of September 30, 2012. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

See Footnote 4 “Loans and Allowance for Loan Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding impaired loans and TDRs.

Other Real Estate Owned (“OREO”)

Table 16 – Other Real Estate Owned Composition

(in thousands)	September 30, 2012	December 31, 2011

Residential real estate	$8,182	$4,754
Commercial real estate	6,066	2,030
Real estate construction	10,900	4,172

Total other real estate owned	$25,148	$10,956

Table 17 – Rollforward of Other Real Estate Owned Activity

(in thousands)	2012	2011

Balance, January 1	$10,956	$11,973
OREO acquired from failed bank acquisitions at fair value	20,688	-
Transfer from loans to OREO	16,018	9,873
Proceeds from sale	(21,688)	(10,622)
Net gain on sale	381	424
Writedowns	(1,207)	(463)

Balance, September 30	$25,148	$11,185

The fair value of OREO represents the estimated value that management expects to receive when the property is sold, net of related costs to sell. These estimates are based on the most recently available real estate appraisals, with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the property.

Approximately $12 million of the OREO balance at September 30, 2012 related to the TCB and FCB acquisitions. On January 27, 2012, the Bank acquired $14 million in OREO related to the TCB acquisition which was reduced by a $5 million fair value adjustment as of the acquisition date. Subsequent to the acquisition date, the Bank sold $7 million in TCB related OREO, ending the period with $2 million in TCB acquired OREO outstanding. On September 7, 2012, the Bank acquired $19 million in OREO related to the FCB acquisition, which was reduced by an $8 million fair value adjustment as of the acquisition date. Subsequent to the FCB acquisition date, the Bank sold approximately $1 million in FCB related OREO, ending the period with $10 million in OREO outstanding related to the FCB acquisition. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Approximately $13 million of the OREO balance at September 30, 2012 related to loans transferred to OREO in connection with the Banks traditional lending markets. Approximately $5 million of this balance was tied to retail residential real estate properties with the remaining $8 million tied to commercial real estate. Approximately 58%, or $4.6 million, of the commercial balance related to one land development property added during the first quarter of 2012 located in the Bank’s greater Louisville, Kentucky market.

Deposits

Total Company deposits increased $322 million from December 31, 2011 to $2.1 billion at September 30, 2012. Total Company interest-bearing deposits increased $216 million, or 16% and total Company non interest-bearing deposits increased $106 million, or 26%. Deposits related to the TCB and FCB acquisitions totaled $186 million at September 30, 2012. The TCB deposits consisted of $46 million in interest-bearing deposits and $6 million in non interest-bearing deposits, while the FCB deposits consisted of $117 million in interest-bearing deposits and $17 million in non interest-bearing deposits.

Excluding non interest-bearing deposits associated with RPG and the 2012 acquisitions of failed banks, non interest-bearing deposits increased $77 million, or 19% during the first nine months of 2012. Within the Traditional Banking segment, the Bank experienced growth of approximately $52 million in its Analysis Checking and Money Manager Free Checking accounts, which are the Bank’s key products offered to small and medium sized businesses.

Non-interest-bearing accounts, in general, remain an attractive product offering to clients due to the unlimited FDIC insurance associated with non-interest-bearing accounts. This unlimited guaranty by the FDIC is currently set to expire on December 31, 2012. Management believes that the expiration of the unlimited FDIC insurance guaranty will have a negative impact on the Bank’s non-interest-bearing deposit balances, however, at this time, management cannot precisely predict how large an impact it may be.

Excluding interest-bearing deposits associated with the 2012 acquisitions of failed banks, interest-bearing deposits increased $52 million, or 4%, during the first nine months of 2012.

See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Federal Home Loan Bank Advances

FHLB advances decreased $381 million from December 31, 2011 to $553 million at September 30, 2012. During the first quarter of 2012, the Bank paid off $300 million in FHLB advances which were acquired in the fourth quarter of 2011 to fund RALs during the first quarter of 2012. These 90 day advances had a weighted average interest rate of 0.10%. Also, as discussed in the “Non interest Expense” section of this filing, during the first quarter of 2012, the Bank prepaid $81 million in FHLB advances that were originally scheduled to mature between October 2012 and May 2013 The Bank incurred a $2.4 million early termination penalty in connection with this transaction.

In addition to using FHLB advances as a funding source, the Bank also utilizes longer-term FHLB advances as an interest rate risk management tool. Overall use of these advances during a given year are dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others. With many of the Bank’s loan originations during 2011 and 2012 having repricing terms longer than five years, management elected to borrow $185 million during 2012 ($120 million during the second quarter) to mitigate its risk of future increases in market interest rates. The overall average life of these borrowings was 5.5 years with a weighted average cost of funds of 1.39%.

Management also projects that it could utilize additional long-term advances during the remainder of 2012 into 2013 to further mitigate its risk from future increases in interest rates. Whether the Bank ultimately does so, and how much in advances it extends out, will be dependent upon circumstances at that time. If the Bank does obtain longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

Liquidity

The Bank has a loan to deposit ratio (excluding brokered deposits) of 136% at September 30, 2012 and 140% at December 31, 2011. Historically, the Company has utilized secured and unsecured borrowing lines to supplement its funding requirements. At September 30, 2012 and December 31, 2011, the Bank had cash and cash equivalents on-hand of $96 million and $363 million. In addition, the Bank had available collateral to borrow an additional $434 million and $38 million, respectively from the FHLB at September 30, 2012 and December 31, 2011. In addition to its borrowing line with the FHLB, the Bank also had unsecured lines of credit totaling $196 million available through various other financial institutions as of September, 30 2012, while the holding company had available $20 million through its own borrowing line.

During the fourth quarter of 2011, the Bank chose to utilize a portion of its traditional borrowing lines from the FHLB to partially fund RALs for the first quarter 2012 tax season at the TRS division. As a result, the Bank obtained $300 million of cash from the FHLB via advances with a 3-month life. In recent years the Bank has traditionally utilized brokered deposits for its RAL funding. The change in strategy for the first quarter 2012 tax season to partially fund RALs with FHLB advances was made due to the relatively low all-in cost of the advances as compared to brokered deposits, including the impact to the cost of FDIC insurance. The Bank also obtained additional funding for RALs during the first quarter of 2012 through brokered deposits, all of which matured prior to the end of the first quarter of 2012. The average cost of these brokered deposits was 0.32% for the first nine months of 2012.

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
●      Part II Item 1A “Risk Factors”

For additional discussion regarding RAL Provision for Loan Losses see Footnote 4 “Loans and Allowance for Loan Losses.”

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of securities available for sale, principal paydowns on loans and MBSs and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. At September 30, 2012 and December 31, 2011, these pledged investment securities had a fair value of $412 million and $621 million, respectively. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be forced to offer market leading deposit interest rates to meet its funding and liquidity needs.

At September 30, 2012, the Bank had approximately $252 million from 33 large non-sweep deposit relationships where the individual relationship individually exceeded $2 million. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. The 10 largest non-sweep deposit relationships represented approximately $170 million of the total balance. If any of these balances are moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize brokered deposits to replace withdrawn balances. Based on past experience utilizing brokered deposits, the Bank believes it can quickly obtain brokered deposits if needed. The overall cost of gathering brokered deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Management does not believe that the Bank’s liquidity position was significantly impacted as a result of 2012 acquisitions of failed banks. As previously disclosed, RB&T acquired $72 million in cash and cash equivalents as well as $55 million of investment securities (excluding FHLB stock) at fair value in connections with the TCB and FCB acquisitions. In addition, subsequent to the respective acquisition dates, RB&T received approximately $849 million in cash from the FDIC representing the net difference between the assets acquired and the liabilities assumed adjusted for the discount RB&T received for the acquisition. Approximately $35 million and $5 million of the acquired TCB securities were sold and called, respectively, subsequent to the acquisition. The remaining securities provide monthly cash flows in the form of principal and interest payments.

As permitted by the FDIC, within seven days of an acquisition date, RB&T had the option to notify clients of its intent to re-price the deposit portfolios of the acquired failed banks to current market rates. In addition, depositors had the option to withdraw funds without penalty. With regard to the TCB acquisition, in February 2012, RB&T elected to re-price all of the acquired interest-bearing deposits, including transaction, time and brokered deposits with an effective date of January 28, 2012. This re-pricing triggered time and brokered deposit run-off in-line with management’s expectations. Through September 30, 2012, approximately 95% of the assumed interest-bearing deposit account balances had exited RB&T, with no penalty on the applicable time and brokered deposits.

With regard to the FCB acquisition, RB&T elected to re-price all of the time deposit accounts with an effective date of October 1, 2012. This re-pricing triggered run-off in-line with management’s expectations. At September 30, 2012, RB&T had $186 million of deposits remaining from the TCB and FCB acquisitions. See additional discussion regarding the TCB and FCB acquisitions under Footnote 2 “Acquisitions of Failed Banks” of Part I Item 1 “Financial Statements.”

Capital

Total stockholders’ equity increased from $452 million at December 31, 2011 to $558 million at September 30, 2012. The increase in stockholders’ equity was primarily attributable to net income earned during 2012 reduced by cash dividends declared. In addition, stockholders’ equity also increased to a lesser extent from stock option exercises.

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

Dividend Restrictions – The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. At September 30, 2012, RB&T could, without prior approval, declare dividends of approximately $215 million. The Company does not plan to pay dividends from its Florida subsidiary, RB, in the foreseeable future.

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

Banking regulators have categorized the Bank as well-capitalized. To be categorized as well-capitalized, the Bank must maintain minimum Total Risk Based, Tier I Capital and Tier I Leverage Capital ratios. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Republic continues to exceed the regulatory requirements for Total Risk Based Capital, Tier I Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB, FDIC and the OCC. Republic’s average stockholders’ equity to average assets ratio was 14.70% at September 30, 2012 compared to 14.00% at December 31, 2011. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

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

The following table sets forth the Company’s risk based capital amounts and ratios as of September 30, 2012 and December 31, 2011:

Table 18 – Capital Ratios

	As of September 30, 2012		As of December 31, 2011
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total Risk Based Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$601,864	26.25%	$501,188	24.74%
Republic Bank & Trust Co.	548,522	24.82	447,143	22.97
Republic Bank	14,560	17.93	16,441	20.34

Tier I Capital (to Risk Weighted Assets)
Republic Bancorp, Inc.	$579,794	25.29%	$478,003	23.59%
Republic Bank & Trust Co.	504,042	22.81	401,529	20.63
Republic Bank	13,520	16.65	15,420	19.08

Tier I Leverage Capital (to Average Assets)
Republic Bancorp, Inc.	$579,794	18.28%	$478,003	14.77%
Republic Bank & Trust Co.	504,042	15.61	401,529	12.78
Republic Bank	13,520	12.96	15,420	14.44

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

The Company did not run a model simulation for declining interest rates as of September 30, 2012 and December 31, 2011, because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur. Overall, the indicated change in net interest income as of September 30, 2012 was better than the indicated change as of December 31, 2011 in an “up” interest rate scenario.

The reason for the improvement in the Company’s position in an “up” interest rate environment was primarily from the previously discussed increase in long-term FHLB advances during 2012. Because the interest rate sensitivity model measures the impact of changing interest rates to net interest income for the next twelve month period, liabilities with a repricing duration of greater than one year will positively impact net interest income in an “up” rate scenario. While this growth in advances positively impacted the Company’s interest rate risk position in a rising rate environment, it negatively impacted the Company’s current earnings, in the near-term, due to an increase in its cost of funds.

Management also projects that it may utilize additional long-term advances during the remainder of 2012 and into 2013 to further mitigate its risk from future increases in interest rates. How much in advances it extends out, will be dependent upon circumstances at that time. When the Bank obtains longer-term FHLB advances for interest rate risk mitigation, it will have a negative impact on then-current earnings. The amount of the negative impact will be dependent upon the dollar amount, coupon and final maturity of the advances obtained.

The following table illustrates Republic’s projected net interest income sensitivity profile based on the asset/liability model as of September 30, 2012 and December 31, 2011. The Company’s interest rate sensitivity model does not include loan fees within interest income. In addition, management does not believe that the net interest income associated with RPG, which was substantially driven by RAL fee income, is interest rate sensitive. As a result, the following interest rate sensitivity analysis does not include the impact of the RPG division. During the 12 months from October 1, 2011 through September 30, 2012, loan fees (excluding RAL fees) included in interest income were $4.0 million.

Table 19 – Traditional Banking Interest Rate Sensitivity for 2012

	Previous		Increase in Rates
	Twelve		100	200	300
(dollars in thousands)	Months	Base	Basis Points	Basis Points	Basis Points

Projected interest income:
Short-term investments	$271	$2	$10	$17	$25
Investment securities	13,858	10,955	13,780	16,187	18,473
Loans, excluding loan fees (1)	117,443	114,787	121,405	130,681	140,556
Total interest income, excluding loan fees	131,572	125,744	135,195	146,885	159,054

Projected interest expense:
Deposits	5,497	4,216	13,242	22,024	30,585
Securities sold under agreements to repurchase	451	249	1,910	3,571	5,232
Federal Home Loan Bank advances and other
long-term borrowings	18,012	16,706	17,758	18,832	18,954
Total interest expense	23,960	21,171	32,910	44,427	54,771

Net interest income, excluding loan fees	$107,612	$104,573	$102,285	$102,458	$104,283
Change from base			$(2,288)	$(2,115)	$(290)
% Change from base			-2.19%	-2.02%	-0.28%

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

Overdraft Litigation

On August 1, 2011, a lawsuit was filed in the United States District Court for the Western District of Kentucky styled Brenda Webb vs. Republic Bank & Trust Company d/b/a Republic Bank, Civil Action No. 3:11-CV-00423-TBR. The Complaint was brought as a putative class action and seeks monetary damages, restitution and declaratory relief allegedly arising from the manner in which RB&T assessed overdraft fees. In the Complaint, the Plaintiff pleads six claims against RB&T alleging: breach of contract and breach of the covenant of good faith and fair dealing (Count I), unconscionability (Count II), conversion (Count III), unjust enrichment (Count IV), violation of the Electronic Funds Transfer Act and Regulation E (Count V), and violations of the Kentucky Consumer Protection Act, KRS §367, et seq. (Count VI). RB&T filed a Motion to Dismiss the case on January 12, 2012. In response, Plaintiff filed its Motion to Amend the Complaint on February 23, 2012. In Plaintiff’s proposed Amended Complaint, Plaintiff acknowledges disclosure of the Overdraft Honor Policy and does not seek to add any claims to the Amended Complaint. However, Plaintiff divided the breach of contract and breach of the covenant of good faith and fair dealing claims into two counts (Counts One and Two). In the original Complaint, those claims were combined in Count One. RB&T filed its objection to Plaintiff’s Motion to Amend. On June 16, 2012, the District Court denied the Plaintiff’s Motion to Amend concluding that she lacked the ability to automatically amend the complaint as of right. However, the Court held that she could be permitted to amend if she could first demonstrate that her amendment would not be futile and that she had standing to sue despite RB&T’s offer of judgment. The Court declined to rule on that issue at this time and ordered the case stayed pending a decision by the United States Court of Appeals for the Sixth Circuit in a case on appeal with the same standing issue. The Sixth Circuit is in turn waiting for the ruling of the United States Supreme Court in yet another case with the same standing issue. RB&T intends to vigorously defend its case. Management continues to closely monitor this case, but is unable to estimate, at this time, the possible loss or range of possible loss, if any, that may result from this lawsuit.

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

There are factors, many beyond the Company’s control, which may significantly change the results or expectations of the Company. Some of these factors are described below, however many are described in the other sections of the Company’s Annual Report on Form 10-K for the year ending December 31, 2011.

CRITICAL ACCOUNTING POLICIES/ESTIMATES, ACCOUNTING STANDARDS AND INTERNAL CONTROLS

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different than amounts previously estimated. Management has identified several accounting policies and estimates as being critical to the presentation of the Company’s financial statements. The Company’s management must exercise judgment in selecting and applying many accounting policies and methods in order to comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report the Company’s financial condition and results. In some cases, management may select an accounting policy which might be reasonable under the circumstances, yet might result in the Company’s reporting different results than would have been reported under a different alternative. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These policies are described in this document in addition to the Company’s 2011 Annual Report on Form 10-K under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates” and relate to the following valuations:

●	Traditional Banking segment allowance for loan losses and provision for loan losses
●	Mortgage servicing rights
●	Income tax accounting
●	Goodwill and other intangible assets
●	Impairment of investment securities
●	Purchase accounting surrounding a failed bank acquisition

The Bank could post material adjustments to its bargain purchase gains resulting from valuation revisions to the assets acquired and liabilities assumed in acquisitions of failed banks. The assets acquired and liabilities assumed in the acquisitions of failed banks are presented at estimated fair value as of the respective acquisition date and often times result in bargain purchase gains for the acquiring company. Bargain purchase gains often result in connection with the acquisition of a failed bank, because the overall price paid by the acquiring bank is less than the estimated fair value of the assets acquired and liabilities assumed of the failed bank. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition, as additional information relative to the acquisition date fair values becomes available. More specifically, fair value adjustments for loans and other real estate owned may be made, as market value data, such as appraisals, are received by the Bank.

Due to the compressed due diligence period of a FDIC-assisted acquisition, the measurement period analysis of information that may be reflective of conditions existing as of the acquisition date generally extends longer within the one year measurement period compared to non-assisted transactions. The difference is attributable to the fact that FDIC-assisted transactions are marketed for two to four weeks with on-site due diligence limited to two to three days while traditional non-assisted transactions generally have a three to six month due diligence and regulatory approval periods prior to the acquisition. The accuracy of the bargain purchase gain estimate can also be negatively impacted by the amount of time between the acquisition date of the failed bank and the required reporting date of the Company. The shorter the time between those two periods can limit the amount of information the Bank can gather before it reports its bargain purchase gain, thus limiting the overall precision in the estimate.

Bargain purchase gains often result in acquisitions of failed banks because the overall price paid by the acquiring bank is less than the estimated fair value of the assets acquired and liabilities assumed of the failed bank. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition, as additional information relative to the acquisition date fair values becomes available. More specifically, fair value adjustments for loans and other real estate owned may be made, as market value data, such as appraisals, are received by the Bank.

While adjustments to the TCB bargain purchase gain are still possible in the future, related specifically to the FCB acquisition, management believes there will be future adjustments made to the bargain purchase gain that was originally recorded for the third quarter of 2012. Management also believes that it is possible that some of these adjustments could be significant. Unlike the TCB acquisition, which occurred 64 days before the end of the first quarter, the FCB acquisition occurred 23 days before the end of the third quarter. As with any acquisition of a failed bank from the FDIC, the Bank had a limited amount of time in its preliminary due diligence process to value the assets and liabilities that were part of the transaction. In addition, in the case of FCB, the Bank also had a significantly shorter timeframe between the acquisition date and the end of the quarter to make assessments and gather data about the future estimated cash flows of the assets acquired and liabilities assumed to more precisely determine a day-one bargain purchase gain. While management has made its best estimate related to the future cash flows of the FCB loans and deposits based on the information it had available at quarter-end, management believes more data will become available by the end of the fourth quarter of 2012, including updated appraisal information and face-to-face discussions with troubled borrowers to determine their willingness and ability to repay the loans purchased, which will allow the Bank to more precisely estimate its bargain purchase gain related to the FCB acquisition.

Negative adjustments to the Company’s bargain purchase gain(s), could have a material adverse impact to the Company’s results of operation.

The Bank may experience future goodwill impairment, which could reduce its earnings. The Bank performed its annual goodwill impairment test during the fourth quarter of 2011 as of September 30, 2011. The Bank will complete the 2012 annual goodwill impairment test during the fourth quarter of 2012. The evaluation of the fair value of goodwill requires management judgment. If management’s judgment was incorrect and an impairment of goodwill was deemed to exist, the Bank would be required to write down its assets resulting in a charge to earnings, which would adversely affect its results of operations, perhaps materially.

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

If the Bank’s other real estate owned is not properly valued or sufficiently reserved to cover actual losses, or if the Bank is required to increase its valuation reserves, the Bank’s earnings could be reduced. Management obtains updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as other real estate owned and at certain other times during the asset’s holding period. The Bank’s net book value net book value in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A write-down is recorded for any excess in the asset’s net book value over its fair value. If the Bank’s valuation process is incorrect, or if property values decline, the fair value of the Bank’s other real estate owned may not be sufficient to recover its carrying value in such assets, resulting in the need for additional charge-offs. Significant charge-offs to other real estate owned could have a material adverse effect on our financial condition and results of operations.

Republic Processing Group is comprised of three distinct divisions: Tax Refund Solutions and Republic Payment Solutions and Republic Credit Solutions.

REPUBLIC PROCESSING GROUP – TAX REFUND SOLUTIONS (“TRS”) DIVISION

The Company’s lines of business and products not typically associated with Traditional Banking expose earnings to additional risks and uncertainties. The following details specific risk factors related to the TRS division:

As a result of RB&T’s Agreement with the FDIC, TRS is subject to additional oversight requirements through its ERO Plan. If RB&T is unable to comply with these new requirements, the FDIC could require RB&T to cease offering RT products in the future. As disclosed above, RB&T developed an ERO Plan, which was agreed to by the FDIC. The ERO Plan articulates a framework for RB&T to continue to offer non-RAL tax related products and services with specified oversight of the tax preparers with which RB&T does business. The ERO Plan includes requirements for, among other things,

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

As a result of RB&T’s Agreement with the FDIC, TRS is subject to additional oversight requirements not currently imposed on its competitors. These additional requirements are making the attraction of new relationships and retaining existing relationships more difficult for RB&T. As disclosed above, the Agreement contains a provision for an ERO Plan to be implemented by RB&T. The ERO Plan places additional oversight and training requirements on RB&T and its tax preparation partners that is not currently required by the regulators for RB&T’s competitors in the tax business. These additional requirements could make attracting new relationships and retaining existing relationships more difficult for RB&T, once it is no longer able to offer RALs. Reduced RT volume would have a material adverse impact to RB&T’s earnings.

Discontinuance of the RAL product after April 30, 2012, will have a material adverse impact on the profitability of RB&T’s Refund Transfer (“RT”) products. TRS faces direct competition for RT market share from independently-owned processing groups partnered with banks. Independent processing groups that are unable to offer RAL products have historically been at a competitive disadvantage to banks who could offer RALs. Without the ability to originate RALs after the 2012 tax season, RB&T faces increased competition in the RT marketplace. In addition to a potential loss of volume resulting from additional competitors, RB&T will incur substantial pressure on its profit margin for its RT products as it will be forced to compete with existing rebate and pricing incentives in the RT marketplace.

Reduced RT volume and/or a decrease in profitability of the RT products will have a material adverse impact to RB&T’s earnings.

RB&T’s RT products represent a significant business risk, and with the elimination of the RAL product, management believes RB&T could be subject to additional regulatory and public pressure to exit the RT business. If RB&T can no longer offer these products it will have a material adverse effect on its profits. TRS offers bank products to facilitate the payment of tax refunds for customers that electronically file their tax returns. RB&T is one of only a few financial institutions in the U.S. that provides this service to taxpayers. In return, RB&T charges a fee for the service. During the first nine months of 2012, net income from the TRS segment accounted for approximately 56% of the Company’s total net income.

Various governmental, regulatory and consumer groups have, from time to time, questioned the fairness of the TRS RAL and RT products. With RB&T’s agreement to cease offering RALs beyond April 30, 2012, management believes these groups could focus more attention on the RT product. Actions of these groups and others could result in regulatory, governmental or legislative action or material litigation against RB&T.

Discontinuing the RT product by RB&T, either voluntarily or involuntarily, would significantly reduce RB&T’s earnings.

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

At September 30, 2012, the majority of the Bank’s investment securities were issued by FHLMC, FNMA, and the FHLB. It is uncertain as to what, if any, impact the downgrade will have on these securities as sources of liquidity and funding in the future. Also, the adverse consequences as a result of the downgrade could extend to the borrowers of the loans the Bank makes and, as a result, could adversely affect its borrowers’ ability to repay their loans. Because of the unprecedented nature of the negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on markets and its business, financial condition, liquidity, and results of operations are unpredictable and may not be immediately apparent. These consequences could be exacerbated if other statistical rating agencies, particularly Moody’s and Fitch, decide to downgrade the U.S. government’s credit rating in the future, or if the U.S. defaults on any of its obligations.

The Bank’s investment in Federal Home Loan Bank stock may become impaired. At September 30, 2012, the Bank owned $29 million in FHLB stock. As a condition of membership at the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock. Its stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. The Bank’s FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per applicable accounting standards. The Bank’s FHLB stock investments could become impaired. The Bank will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of its investment.

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

The Bank’s asset-liability management strategy may not be able to prevent changes in interest rates from having a material adverse effect on results of operations and financial condition. Overall, interest rates generally have decreased since 2008. In order to combat contraction with its net interest income and net interest margin and improve its current earnings for the current year and near-term, the Bank elected to retain assets in the loan and investment portfolios with longer repricing durations. In addition, through its strategic pricing, the Bank also allowed its certificates of deposits, which are a longer-term source of funding, to decline. While the Bank has remained within its board approved interest rate risk policies, when interest rates begin to rise again, the Bank’s net interest income and net interest margin will be more negatively impacted as a result of these strategies. More specifically, the Bank’s interest income will rise at a slower pace than the Bank’s interest expense and the fair value of the Bank’s assets will likely decrease at a faster pace than the increase in the fair value of interest-bearing liabilities. These circumstances will cause a decline in the Bank’s net interest income and a reduction in the Bank’s economic value of equity.

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

The Bank assesses two types of fees related to overdrawn accounts, a fixed per item fee and a fixed daily charge for being in overdraft status. The per item fee for this service is not considered an extension of credit, but rather is considered a fee for paying checks when sufficient funds are not otherwise available. As such, it is classified on the income statement in “service charges on deposits” as a component of non interest income along with per item fees assessed to customers not in the Overdraft Honor program. A substantial majority of the per item fees in service charges on deposits relates to customers in the Overdraft Honor program. The daily fee assessed to the client for being in overdraft status is considered a loan fee and is thus included in interest income under the line item “loans, including fees.” The total net per item fees included in service charges on deposit for the nine months ended September 30, 2012 and 2011 were $5.5 million and $6.9 million, respectively. The total net daily overdraft charges included in interest income for the nine months ended September 30, 2012 and 2011 was $1.2 million and $1.3 million, respectively. Additional limitations or elimination, or adverse modifications to this program, either voluntary or involuntary, would significantly reduce Bank earnings.

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

The Company’s insiders hold voting rights that give them significant control over matters requiring stockholder approval. The Company’s Chairman/CEO and President hold substantial voting authority over the Company’s Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes. This group generally votes together on matters presented to stockholders for approval. These actions may include, for example, the election of directors, the adoption of amendments to corporate documents, the approval of mergers, sales of assets and the continuation of the Company as a registered company with obligations to file periodic reports and other filings with the SEC. Consequently, other stockholders’ ability to influence Company actions through their vote may be limited and the non-insider stockholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. Majority stockholders may not vote their shares in accordance with minority stockholder interests.

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

The new Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019, and it is not yet known how these standards will be implemented by U.S. regulators generally or how they will be applied to financial institutions and financial institutions holding companies. Implementation of these standards, or any other new regulations, may adversely affect the Bank’s and Republic’s ability to pay dividends, or require the Company to restrict growth or raise capital, including in ways that may adversely affect its results of operations or financial condition.

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

The Company’s ability to successfully complete acquisitions will affect its ability to grow its franchise and compete effectively in its market areas. The Company has announced plans to pursue a policy of growth through acquisitions in the near-future to supplement internal growth. The Company’s efforts to acquire other financial institutions and financial service companies or branches may not be successful. Numerous potential acquirers exist for many acquisition candidates, creating intense competition, which affects the purchase price for which the institution can be acquired. In many cases, the Company’s competitors have significantly greater resources than we have, and greater flexibility to structure the consideration for the transaction. The Company may also not be the successful bidder in acquisition opportunities that it pursues due to the willingness or ability of other potential acquirers to propose a higher purchase price or more attractive terms and conditions than the Company is willing or able to propose. The Company intends to continue to pursue acquisition opportunities in each of its market areas, although we currently have no understandings or agreements to acquire other financial institutions. The risks presented by the acquisition of other financial institutions could adversely affect our financial condition and results of operations.

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

The Company may engage in FDIC-assisted transactions, which could present additional risks to its business. The Company may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, the Company is (and would be in future transactions) subject to many of the same risks it would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes the Company expects. In addition, because these acquisitions are structured in a manner that would not allow the Company the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, the Company may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to capital resources requiring the Company to raise additional capital. Moreover, if the Company seeks to participate in additional FDIC-assisted acquisitions, the Company can only participate in the bid process if it receives approval of bank regulators. The Company’s inability to overcome these risks could have a material adverse effect on its business, financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2012 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

July 1 - July 31	9,506	$23.17	9,506
August 1 - August 31	714	24.26	714
September 1 - September 30	-	-	-
Total	10,220	$23.25	10,220	568,562

During 2012, the Company repurchased 16,627 shares and there were 5,460 shares exchanged for stock option exercises. During November of 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2012, the Company had 568,562 shares which could be repurchased under its current share repurchase programs.

During 2012, there were approximately 29,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.              Other Information

Named Executive Officer Compensatory Arrangements

As disclosed elsewhere in this filing, effective September 7, 2012, Republic Bank & Trust (“RB&T”) assumed substantially all of the deposits and certain other liabilities and acquired certain assets of First Commercial Bank (“FCB”) from the FDIC, as receiver for FCB. On November 7, 2012, the Compensation Committee of Republic Bancorp, Inc. approved a special bonus program for a named executive officer, Kevin Sipes. Mr. Sipes was one of a larger pool of RB&T associates who are participating in the special bonus program related to the FCB transaction. The special bonus program was designed with potential payouts related to the achievement of a six-month goal for a larger group of RB&T employees and a two-year profitability goal for a smaller group of RB&T employees. Mr. Sipes is a participant in both the six-month plan and the two-year plan with a maximum aggregate bonus to Mr. Sipes of $72,500.

Incentive payouts under the six month plan are contingent upon a successful branch consolidation and core system conversion currently scheduled for February 2013, as well as the minimization of any losses resulting from operational errors to less than $50,000. A first level incentive payout under the two-year plan is contingent upon the achievement of a combined two-year gross operating profit (i.e., pre-tax net income) of $25 million for the overall FCB operation. Higher level payouts are possible under the two-year plan contingent upon a combined two-year gross operating profit of $35 million or $40 million for the overall FCB operation. In determining the FCB operation’s achievement of the profit goal(s), the day-one bargain purchase gain is included. Actual payouts under the program are subject to management’s discretion. A copy of the agreements with Mr. Sipes are attached hereto as Exhibits 10.1 and 10.2.

In addition to the incentive plan above for FCB, the Company’s Compensation Committee also adopted an on-going incentive compensation plan, the Cash Bonus Plan For Acquisitions (the “Bonus Plan”) for any future business acquisitions. This plan could include Named Executive Officers of the Company as participants.

Under the Bonus Plan, total incentive payouts for any one acquisition would be limited to $2 million or less for all participating associates. The Bonus Plan includes general guidelines for incentive payouts including, but not limited to, successful branch consolidations and core system conversions within discretionary timeframes, limitations of any losses resulting from operational errors to less than a discretionary dollar amount and overall profit objectives. The Bonus Plan also allows for multiple possible payouts based on different performance criteria. A copy of the Bonus Plan is attached hereto as Exhibits 10.3.

Item 6.              Exhibits.

(a)  Exhibits

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	Officer Compensation Agreement with Kevin Sipes effective November 7, 2012

10.2	Officer Compensation Agreement with Kevin Sipes effective November 7, 2012

10.3	Cash Bonus Plan For Acquisitions

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
Interactive data files: (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

November 8, 2012	By:	Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

	By:	Kevin Sipes
November 8, 2012		Executive Vice President, Chief Financial
Officer and Chief Accounting Officer